Form 10-K405
period 1995-12-31
BAY VIEW CAPITAL CORP
filed 1996-03-27
CIK 840387

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                          ___________________________

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     FOR THE TRANSITION PERIOD FROM __________________ TO ___________________

     COMMISSION FILE NUMBER 0-17901.

                          BAY VIEW CAPITAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                94-3078031
(STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

      2121 SOUTH EL CAMINO REAL                         94403
        SAN MATEO, CALIFORNIA                        (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (415) 573-7300
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.
                                           YES  X  NO
                                               ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 19, 1996, there were issued and outstanding 6,899,290 shares of the registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of March 19, 1996, was $212,498,132. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III of Form 10-K - Portions of Proxy Statement for 1996 Annual Meeting of Stockholders.

================================================================================

                                   FORM 10-K

                                                                                    Page

PART I
Item 1.     Business.............................................................    1
            General..............................................................    1
            Lending Activities...................................................    1
            Securities Activities................................................    3
            Deposit Activities...................................................    3
            Borrowing Activities.................................................    4
            Competition..........................................................    4
            Supervision and Regulation...........................................    5
            Subsidiaries.........................................................    8
            Employees............................................................    9
            Executive Officers of the Registrant.................................    9
Item 2.     Properties...........................................................   10
Item 3.     Legal Proceedings....................................................   10
Item 4.     Submission of Matters to a Vote of Security Holders..................   10

PART II
Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters   11
Item 6.     Selected Financial Data - Five Year Financial Information............   12
Item 7.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations........................   13
Item 8.     Financial Statements and Supplementary Data..........................   44
Item 9.     Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure...............................   82

PART III
Item 10.    Directors and Executive Officers of the Registrant...................   82
Item 11.    Executive Compensation...............................................   82
Item 12.    Security Ownership of Certain Beneficial Owners and Management.......   82
Item 13.    Certain Relationships and Related Transactions.......................   82

PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....   83

SIGNATURES.......................................................................   86

                                     PART I

ITEM 1.  BUSINESS
--------  --------

GENERAL

          Bay View Capital Corporation (the "Company"), a Delaware corporation, is a savings and loan holding company incorporated in 1989, which presently has as its principal business activity the operation of a savings bank through its wholly-owned subsidiary, Bay View Federal Bank, A Federal Savings Bank (the "Bank"). The Bank is a federally chartered capital stock savings bank incorporated in 1911. The Bank's assets comprise virtually all of the Company's assets. In 1986, the Bank converted from a mutual to a stock association. In 1989, the Bank became the wholly-owned subsidiary of the Company. The Bank is a member of the Federal Home Loan Bank of San Francisco (the "FHLBSF").

          The Bank has 27 banking centers serving primarily the San Francisco Bay Area and its principal business consists of attracting deposits from the general public and using those deposits, together with borrowings and other funds, to originate loans secured by real estate. All of the real estate loans originated are secured by properties located in California, primarily Northern California. The majority of these loans are secured by multifamily residential properties. The Bank also originates real estate loans secured by single family and nonresidential (commercial and industrial) properties.

          The Bank originates both fixed rate and adjustable rate loans. Since 1983, the Bank has shifted the concentration of its real estate loan portfolio to adjustable rate mortgages ("ARMs"), which are sensitive to fluctuations in market interest rates.

          In February 1996, the Company and CTL Credit, Inc. ("CTLC") signed a definitive agreement under which the Company will acquire CTLC. Under the terms of the definitive agreement, CTLC shareholders will receive $18.00 per share in cash for each share of common stock held or an aggregate price of approximately $65.0 million including acquisitions costs. The acquisition of CTLC will be accounted for as a purchase and is expected to be completed by June 30, 1996. The transaction is subject to the approval of CTLC shareholders and all applicable regulatory authorities.


LENDING ACTIVITIES

          MULTIFAMILY RESIDENTIAL LOANS (FIVE OR MORE UNITS). At December 31, 1995, loans secured by multifamily residences totaled $995.0 million, representing 47.5% of the Bank's total loan portfolio. Generally, the interest rates on multifamily ARMs are indexed to the Eleventh District Cost of Funds ("COFI") and the loans generally have terms of 30 years, although some loans have payments calculated on a 30-year amortization with a balloon payment, typically due in ten to fifteen years.

          The Bank generally does not lend more than 75% of the appraised value of multifamily residences on a first mortgage loan. The property's net income available for loan payments is also a limiting factor on the approved loan amount for multifamily residences. Multifamily properties securing loans are required to generate net income sufficient to cover loan payments and other property expenditures.

          SINGLE FAMILY RESIDENTIAL LOANS (ONE TO FOUR UNITS). At December 31, 1995, single family loans totaled $731.3 million and represented 34.9% of the Bank's total loan portfolio. Generally, ARMs secured by single family residential properties have terms of 30 years.

          Although Federal law permits the Bank to make loans with loan-to-value ("LTV") ratios of up to 100%, the Bank generally limits new loans to a LTV ratio of 80%. The LTV ratio is calculated by dividing the loan amount by the appraised value of the property. Where loans are made with LTV ratios in excess of 80%, the Bank's policy is to require private mortgage insurance on the excess.

          NONRESIDENTIAL REAL ESTATE LOANS. At December 31, 1995, loans secured by nonresidential real estate totaled $333.2 million, representing 15.9% of the Bank's total loan portfolio. Substantially all nonresidential loans originated by the Bank are ARMs with interest rates indexed to COFI. ARMs secured by nonresidential real estate are generally made upon the same terms and conditions as ARMs secured by multifamily residences.

          Most of the Bank's nonresidential real estate loans consist of loans secured by improved property such as office buildings, warehouses and retail sales facilities. A majority of these loans are in amounts from $250,000 to $1 million. The Bank generally does not originate nonresidential real estate loans which exceeded an LTV of 75%. The property's net income available for loan payments is a limiting factor on the approved loan amount. Properties securing nonresidential real estate loans are required to generate net income sufficient to cover loan payments and other property expenditures.

          Nonresidential lending entails significant additional risks compared to single family residential mortgage lending. Income producing property loans may involve large loan balances to single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by nonresidential income producing properties is typically dependent on the successful operation of the properties, and thus subject, to a great extent, to adverse conditions in the real estate market or in the economy in general.

          CONSUMER LENDING. The Bank currently engages in consumer lending, primarily by making home equity loans and auto loans. At December 31, 1995 the consumer loan portfolio of the Bank totaled $34.8 million, representing 1.7% of its total loan portfolio.

          BUSINESS LENDING. During 1996, the Bank plans to introduce a new product line designed for small and medium-sized businesses. Business loan products (i.e., business auto loans, credit lines and term loans) and other services will be offered in order to expand the customer base and be more competitive in the community banking environment.

          UNDERWRITING POLICIES AND PROCEDURES. The Bank originates real estate loans through internal loan production personnel and independent loan brokers. As part of the loan underwriting process, staff appraisers or qualified outside independent appraisers inspect and appraise the property that would secure the loan. A loan underwriter analyzes the merits of the loan based on information obtained relative to the borrower and property (i.e., income, credit history, assets, liabilities, cash flows, and the value of the real property as stated on the appraisal report). Loans are then approved at various levels of authority depending upon the amount and type of the loan.

          The Bank requires the American Land Title Association form of title insurance on all loans secured by real property and requires that fire and extended coverage casualty insurance in amounts sufficient to rebuild or replace the improvements at current replacement costs be maintained on all properties securing the loans. The Bank also requires flood insurance for properties in flood hazard zones to protect the property securing its interest.

          SALES AND SERVICING OF REAL ESTATE LOANS. During 1995 and 1994, loans sold were $119,000 and $12.0 million, respectively. The Bank sells whole real estate loans, participation interests in real estate loans and loans securitized as mortgage-backed securities in the secondary market. Most fixed rate loans originated by the Bank are sold in the secondary market. The Bank generally sells real estate loans and loan participations for cash equal to the unpaid principal amount of the loans or loan participation, based upon yields currently required in the secondary market. This may result in a gain or loss on sale. When loans are sold, the Bank typically retains the responsibility for collecting and remitting loan payments, inspecting the properties securing the loans, making certain that monthly principal and interest payments and real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. The Bank receives a fee for performing these services.


SECURITIES ACTIVITIES

          The Bank purchases securities when high quality loan production is not available. The securities portfolio is categorized into two general components: investment securities and mortgage-backed securities. The investment securities portfolio mainly consists of government agency notes and debentures. The mortgage-backed securities portfolio mainly consists of securities issued by Federal Home Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and Government National Mortgage Association ("GNMA").

          Securities are classified as held to maturity or available for sale. The Bank does not maintain a trading portfolio. Securities in the held to maturity category consist of securities purchased for long-term investment in order to enhance Bay View's ongoing stream of net interest income and core earnings. Securities are classified as held to maturity because the Bank has both the intent and ability to hold the securities to maturity. Securities purchased which foreseeably may be sold prior to maturity are designated as available for sale at the time of purchase.


DEPOSIT ACTIVITIES

          The Bank attracts both short-term and long-term deposits from the general public by offering a wide range of deposit products and services. The Bank, through its banking centers network, provides its banking customers with the following services:

          .  Savings and checking accounts
          .  Certificates of deposit
          .  Individual retirement accounts
          . 24-hour automated teller machines (STAR System and CIRRUS System Networks)

          Increasing the value of its retail branch franchise is one of the Bank's primary objectives. The Bank plans to expand its retail banking presence in Northern California through internal growth, new product development and the acquisition of, or purchase of deposits from, other savings institutions. In 1995, the Bank began offering a variety of deposit and related banking services designed for small businesses, including specialized checking.


BORROWING ACTIVITIES

          The Federal Home Loan Bank ("FHLB") System functions in a reserve credit capacity for savings institutions. As a member, the Bank is required to own capital stock in the FHLBSF and has the authority to apply for advances from the FHLBSF utilizing FHLBSF capital stock, qualifying mortgage loans and mortgage-backed securities as collateral. Advances from the FHLBSF are restricted to financing residential mortgage lending and customer deposit outflows.

          The FHLBSF offers a full range of maturities and borrowing programs on its advances with terms of up to ten years at competitive market rates. A prepayment penalty is usually imposed for early repayment of FHLBSF advances. The Bank is also a member of the Federal Reserve System ("Federal Reserve") and may borrow from the Federal Reserve Bank of San Francisco. Thrifts are required to utilize their FHLBSF borrowing capacity before borrowing from the Federal Reserve.

          The Bank also utilizes borrowings under reverse repurchase agreements with securities dealers and the FHLBSF. Reverse repurchase agreements are sales of securities owned by the Bank to security dealers with a commitment by the Bank to repurchase such securities for a predetermined price at a future date.


COMPETITION

          The Bank faces strong competition both in originating loans and in attracting deposits. Competition in originating mortgage loans comes primarily from other savings institutions, commercial banks and mortgage bankers located in the San Francisco Bay Area. The Bank competes for mortgage loans principally on the basis of interest rates, types of products, loan fees charged and the quality of customer service it provides to borrowers.

          The Bank faces intense competition in attracting deposits from other savings institutions, commercial banks, brokerage firms, mutual funds, individual stock market investors, credit unions and other types of investment companies. The ability of the Bank to attract and retain deposits depends on a number of factors which include:

         .  Interest rates offered on deposit products
         .  Fees
         .  Types of deposit products
         .  Convenient office locations
         .  Advertising
         .  Automated teller machines (ATMs)
         .  Quality customer service

          The Bank has 28 ATMs located throughout the San Francisco Bay Area which provide 24-hour cash availability to its customers. The Bank also participates in the STAR System and the CIRRUS System Network, which link the Bank's ATMs with those of a number of major financial institutions. This linkage provides customers with cash availability across the country.

          The Bank also has a subsidiary, MoneyCare, Inc., which offers uninsured investment products such as mutual funds and annuities which provides the Bank's customers with additional choices and products that meet their individual investment needs. See also "Subsidiaries".


SUPERVISION AND REGULATION

          GENERAL. The Company, together with its subsidiaries, is subject to extensive examination, supervision and regulation by the Office of Thrift Supervision (the "OTS") and the Federal Deposit Insurance Corporation (the "FDIC"). Applicable regulations govern, among other things, the Bank's lending and investment powers, the types of accounts it is permitted to offer, the types of business in which it may engage and requirements for regulatory capital. The Company is also subject to regulations of the Board of Governors of the Federal Reserve with respect to required reserves and certain other matters.

          FEDERAL REGULATION OF SAVINGS INSTITUTIONS. The OTS has extensive authority over the operations of savings institutions. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The OTS has extensive enforcement authority over all savings institutions and their holding companies, including the Bank and the Company, and their affiliated parties such as directors, officers, agents and other persons providing services to the institution or holding company.

          INSURANCE OF ACCOUNTS AND REGULATION BY THE FDIC. The Bank is a member of the Savings Association Insurance Fund ("SAIF"), which is administered by the FDIC. The Bank's deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States government. As insurer, the FDIC has adopted a risk-based deposit insurance system that assesses deposit insurance premiums for all FDIC insured banks and thrifts according to the level of risk involved in an institution's activities. An institution's risk category is based upon whether the institution is classified as "well capitalized", "adequately capitalized" or "undercapitalized" and with each risk category there are three assigned subcategories.

          Each SAIF member institution is assigned an annual FDIC assessment rate between .23% and .31%. The Bank's assessment rate for the fiscal year ended December 31, 1995 was .23%. The assessment rate for the first quarter of 1996 will be based on an annual rate of .26%. The FDIC has the authority to further raise or lower rates if deemed necessary.

          The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. In addition, the FDIC may impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

          DISPARITY BETWEEN BIF AND SAIF INSURANCE PREMIUMS. Federal law requires that the FDIC maintain the reserve level of both the SAIF and the Bank Insurance Fund ("BIF") at a level equal to 1.25% of insured deposits. The reserves are funded through the payment of insurance premiums by the insured institutional members of each fund. As a result of the BIF reaching the designated reserve ratio, effective in the third quarter of 1995, the FDIC revised the assessment matrix for BIF insured institutions to provide a range of
 .04% to .31%. The matrix was further revised, effective January 1996, to provide a range of 0% to .27%, with a minimum annual assessment of $2,000, for more than 90% of all BIF members. The FDIC retained the existing assessment rate schedule of .23% to .31% applicable to SAIF member institutions. In announcing the new schedule, the FDIC noted that the premium differential may have adverse affects for SAIF members, including reduced earnings and an impaired ability to raise funds in the capital markets as compared to BIF members. In addition, SAIF members, such as the Bank, could be placed at a disadvantage to BIF members with respect to pricing of loans and deposits and the ability to achieve lower operating costs.

          Proposed Federal legislation, which includes the merger of the BIF and SAIF, provides for the assessment of a one-time fee on the SAIF-assessable deposits to recapitalize the SAIF fund and eliminate the BIF/SAIF disparity. The assessment to the Bank is anticipated to be approximately $14.5 million to $16.0 million based on SAIF-assessable deposits of approximately $1.80 billion.

          REGULATORY CAPITAL REQUIREMENTS. Federally insured savings institutions, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings institutions. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis. At December 31, 1995, the Bank was deemed "well capitalized" under current capital regulations and exceeded its fully phased-in regulatory capital requirements.

          In August 1993, the OTS issued a final rule for the calculation of an interest rate risk component for institutions with a greater than "normal" (i.e., greater than 2%) level of interest rate risk exposure. Currently, the OTS has deferred implementation of the interest rate risk component. At December 31, 1995, if the interest risk component regulation had been implemented, the Bank would not have been subject to an interest rate risk capital deduction for risk-based capital purposes.

          LIMITATIONS ON DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS. The Company's only significant asset is the outstanding common stock of the Bank, and the Company's primary source of income is dividends on such stock paid by the Bank. The Bank's retained earnings are substantially restricted for payment of dividends based on certain laws and regulations relating to dividend restrictions. OTS regulations impose various restrictions or requirements on institutions with respect to their ability to pay dividends or make other distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the equity account.

          Generally, tier one institutions, which are institutions that before and after the proposed distribution meet or exceed their capital requirements, may, after the receipt of no objection by the OTS, make capital distributions during any calendar year equal to the greater of 100% of net income on a year-to-date basis plus 50% of the amount by which the institution's tangible, core or risk-based capital exceeds its respective fully phased-in capital requirement, as measured at the beginning of the calendar year, or 75% of its net income for the most recent four quarter period. The Bank meets the requirements for a tier one institution and has not been notified of a need for more than normal supervision.

          In connection with the approval of the formation of the Company as the holding company for the Bank, the Federal Home Loan Bank Board (the predecessor of the OTS) imposed a customary condition requiring the Company to agree that for a period of ten years thereafter, unless the Bank obtains the prior approval of the OTS, (i) at any time when the Bank is meeting its minimum regulatory capital requirement prior to, and after giving effect to, a proposed dividend, but not its fully phased-in regulatory capital requirement, as defined in the regulations of the OTS, the payment of dividends (defined for this purpose to include payments for the repurchase or redemption of stock) by the Bank will be limited to 50% of cumulative net income for the prior eight quarters, and (ii) at any time when the Bank meets its fully phased-in capital requirement prior to, and after giving effect to, a proposed dividend, such dividends will be limited to 100% of cumulative net income for the prior eight quarters. This ten year period will end in 1999.

          HOLDING COMPANY REGULATION. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

          FEDERAL RESERVE SYSTEM. The Federal Reserve requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1995, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements imposed by the OTS.

          FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLBSF, one of 12 regional FHLBs. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLBSF are required to be fully secured by sufficient collateral as determined by the FHLBSF. In addition, all long-term advances are restricted to providing funds for residential home financing.

SUBSIDIARIES

          The Company has two wholly-owned subsidiaries, the Bank and Regent Financial Corporation ("Regent"). The Company, through Regent and through a subsidiary of the Bank, Bay View Financial Corporation ("BVFC"), previously invested in real estate with various joint venture partners for development of single family homes. During 1993, the Company sold its remaining interests in these real estate joint ventures. As of December 31, 1995, there were no active joint venture developments and the Company has no present plans to re-enter that business.

          The Bank has two subsidiaries chartered in the State of California. BVFC is a wholly-owned service corporation subsidiary of the Bank, with power to engage generally in service corporation activities. BVFC has three subsidiaries, Bay View Auxiliary Corporation, Bay Counties Insurance Agency, Inc. and Carquinez Reserve, Inc., the activities of which are insignificant.

          MoneyCare, Inc. ("MoneyCare"), the other subsidiary of the Bank, is also a wholly-owned service corporation. The primary activity of MoneyCare is to sell uninsured investment products such as mutual funds and annuities under an arrangement with CoreLink Financial Inc. MoneyCare receives commissions on sales of such products. The Bank stresses cross-selling to improve profitability and solidify customer relationships.

EMPLOYEES

          At December 31, 1995 the Company had a total of 402 employees on a full-time equivalent basis. None of the Company's employees are represented by a collective bargaining group.


EXECUTIVE OFFICERS OF THE REGISTRANT

          The following table sets forth certain information regarding the executive officers of the Bank and the Company.

                                                                                         YEAR
NAME                    AGE                          POSITION                          APPOINTED
----                    ---   --------------------------------------------------       ---------
Edward H. Sondker        48   Director, President and Chief Executive Officer of            1995
                              the Company and the Bank
Robert J. Flax           46   Executive Vice President, General Counsel and                 1985
                              Corporate Secretary of the Company and the Bank
David A. Heaberlin       46   Executive Vice President, Chief  Financial Officer            1995
                              and Treasurer of the Company and the Bank
John N. Buckley          38   Senior Vice President and Director of Credit                  1994
                              Administration of the Bank
Cynthia L. Hart          47   Senior Vice President and Director of Banking                 1992
                              Centers for the Bank

          The business experience of each of the executive officers of the Company and/or the Bank is as follows :

          Mr. Sondker has been a Director, President and Chief Executive Officer of the Company and the Bank since 1995. He joined the Bank in August 1995 as President and Chief Executive Officer. Previously, he served as President and Chief Executive Officer of Independence One Bank of California, FSB, a subsidiary of Michigan National Corporation. From 1985 to 1990, he was the President and Chief Executive Officer of La Jolla Bank & Trust Company. Prior to 1985, Mr. Sondker held executive and management positions with a community bank holding company in Kansas City, Missouri.

          Mr. Flax has been Executive Vice President and General Counsel of the Bank since 1985 and has served in various capacities since 1980. He has served as Executive Vice President, General Counsel and Corporate Secretary of the Company since its formation. Before joining the Bank, he was a trial attorney in private practice in San Francisco from 1976 to 1980.

          Mr. Heaberlin has been Executive Vice President and Chief Financial Officer and Treasurer of the Company and the Bank since November 1995. Previously, he served as Senior Vice President and Chief Financial Officer for First California/Mortgage Service America. During 1993 and 1994, he was Executive Vice President and Treasurer of ITT Residential Capital Corporation. Prior to ITT, he was Executive Vice President for Numerica Financial Corporation, a multi-bank holding company located in Manchester, New Hampshire. He has over 20 years experience in commercial banking, savings banks and the financial services industry. Mr. Heaberlin is a Certified Public Accountant.

          Mr. Buckley has been Senior Vice President and Director of Credit Administration since January 1995 and Manager of Credit Administration and Asset Management since June 1994. He joined the Bank in September 1993. Previously, he served Bank of America in various capacities from 1985 to 1993. His last position was Vice President and Regional Credit Administrator for the Real Estate Industries Division at Bank of America.

          Ms. Hart has been Senior Vice President and Director of Banking Centers since January 1995 and Asset Management Manager of the Bank since 1992. She was a Portfolio Manager with HomeFed Bank from 1991 to 1992, and was with the Bank of New England from 1990 to 1991 as a Group Leader of Controlled Loans. From 1988 to 1990, she was with American Savings Bank as a Senior Asset Manager, and from 1986 to 1988, she was Associate Director of Asset Quality for the FHLBSF.

          There is no family relationship among the above officers. All executive officers serve at the pleasure of the Board of Directors.


 ITEM 2.  PROPERTIES
--------  ----------

          At December 31, 1995, the Company leased both the land and building for 24 of its 27 banking centers under operating type leases expiring at various dates through 2005. The Bank owns the building but leases the land for one banking center. The Company owns both the land and building of the remaining two banking centers, one of which is part of its corporate office complex.


 ITEM 3.  LEGAL PROCEEDINGS
--------  ------------------

          See Note 16 of the Notes to Consolidated Financial Statements in
Item 8.


 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------  ---------------------------------------------------

          No matter was submitted for a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1995.

                                    PART II


 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------  ---------------------------------------------------------------------

          Bay View's common stock (symbol: BVFS) is traded on the Nasdaq Stock Market. At December 31, 1995, 7,101,590 outstanding shares were owned by 1,558 shareholders of record. The following is a summary of market activity for 1995:

                                      DECEMBER 31, 1995
                                      -----------------

Stock price                                 $28.50

Book value per share                        $29.29

Price/book ratio                             97.30%

High and low stock prices and dividends declared for each quarter for the last two years were:


      1995             HIGH           LOW      DIVIDEND
      ----             ----           ---      --------

First Quarter        $23 1/4        $17 3/4      $.15
Second Quarter       $27 7/8        $22 1/4      $.15
Third Quarter        $28 1/2        $24          $.15
Fourth Quarter       $29 3/4        $26          $.15


      1995             HIGH           LOW      DIVIDEND
      ----             ----           ---      --------
First Quarter        $23 3/4        $19   1/2    $.15
Second Quarter       $26 1/2        $19   1/4    $.15
Third Quarter        $25 1/2        $23   1/2    $.15
Fourth Quarter       $25 1/2        $16 13/16    $.15

ITEM 6. SELECTED FINANCIAL DATA - FIVE YEAR FINANCIAL INFORMATION
-----------------------------------------------------------------

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                                             DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------------------------
SELECTED BALANCE SHEET INFORMATION                           1995             1994             1993           1992          1991
------------------------------------------------------   -------------   ---------------   ------------   ------------   -----------
Total assets                                               $3,004,496        $3,166,529     $2,663,542     $2,586,775    $2,709,850
Mortgage-backed securities                                    731,378           921,680        718,696        457,215       285,941
Loans receivable                                            2,062,268         2,054,563      1,776,820      1,943,346     2,221,833
Investment securities                                          47,963            32,841         11,399         23,231        20,071
Customer deposits                                           1,819,840         1,707,376      1,694,263      1,488,252     1,562,101
Borrowings                                                    941,465         1,219,958        741,414        884,479       935,170
Stockholders' equity                                          207,977           217,315        210,976        196,869       189,665
===================================================================================================================================

 SELECTED RESULTS OF OPERATIONS INFORMATION                              YEARS ENDED DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------------------------
Interest income                                            $  216,463        $  197,326     $  191,526     $  219,834    $  273,064
Interest expense                                             (160,547)         (130,401)      (121,850)      (148,295)     (197,792)
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                            55,916            66,925         69,676         71,539        75,272
Provision for losses on loan and securities                    (4,600)           (3,407)        (7,031)       (24,953)      (23,078)

Gain (loss) on sale of assets                                  (2,194)              (41)         1,091            378         1,343
Other income                                                    8,652             8,619          8,465          6,708         8,434
Equity in loss of real estate joint ventures                      ---               ---            ---         (1,275)       (1,025)

Provision for losses on real estate                              (749)             (145)          (819)        (1,872)       (3,399)

Other expenses                                                (59,879)          (49,610)       (48,976)       (40,834)      (36,232)
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income tax expense                        (2,854)           22,341         22,406          9,691        21,315
Income tax (expense) benefit                                      708            (7,828)        (9,765)        (3,596)      (11,673)
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of
 accounting change and extraordinary items                     (2,146)           14,513         12,641          6,095         9,642
Cumulative effect of change in accounting for income
 taxes                                                            ---               ---            ---          4,197           ---
Extraordinary items, net of tax                                (2,544)              ---           (132)          (265)         (680)
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                          $   (4,690)       $   14,513     $   12,509     $   10,027    $    8,962
===================================================================================================================================
Primary earnings (loss) per share:
Income before cumulative effect of accounting
   change and extraordinary items                          $    (0.29)       $     2.02     $     1.80     $     0.89    $     1.41
   Net income (loss)                                       $    (0.64)       $     2.02     $     1.78     $     1.47    $     1.31
Dividends per share                                        $     0.60        $     0.60     $     0.60     $     0.60    $     0.60
===================================================================================================================================

SELECTED OTHER INFORMATION                                               AT OR FOR YEARS ENDED DECEMBER 31,
====================================================================================================================================
Net interest margin                                              1.86%             2.34%          2.74%          2.84%         2.77%
Ratio of general and administrative expenses
   to average assets                                             1.61%             1.59%          1.78%          1.51%         1.23%
Return on average assets                                       (0.15)%            0.49%          0.47%          0.38%         0.32%
Return on average equity                                       (2.11)%            6.79%          6.14%          5.10%         4.72%
Dividend payout ratio                                         (93.75)%           29.70%         33.71%         40.82%        45.80%
Book value per share                                       $   29.29        $    30.32     $    29.90     $    28.65    $    27.94
Tangible book value per share                                  28.46             28.95          28.17          27.55         26.65
Average capital/average assets                                  7.17%             7.17%          7.61%          7.47%         6.68%
Ratio of capital to total assets                                6.92%             6.86%          7.92%          7.61%         7.00%
Regulatory capital (the Bank):
  Tangible                                                      5.16%             5.87%          6.64%          6.53%         6.06%
  Core (leverage)                                               5.28%             6.07%          6.92%          6.67%         6.22%
  Risk-based                                                   10.51%            12.29%         12.70%         11.49%         9.98%
Nonperforming assets                                      $   38,811        $   50,577     $   72,365     $   69,301    $   65,395
  Ratio to total assets                                         1.29%             1.60%          2.72%          2.68%         2.41%
Troubled debt restructures                                $   15,641        $   13,948     $   14,188     $   20,791    $   13,922
  Ratio to total assets                                         0.52%             0.44%          0.53%          0.80%         0.51%
Full service banking centers                                      27                27             27             21            21
====================================================================================================================================

 ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
--------    -----------------------------------------------------------
            AND RESULTS OF OPERATIONS
            -------------------------

                             RESULTS OF OPERATIONS
SUMMARY

          The Company's 1995 results of operations were dramatically impacted by fourth quarter restructuring of the Company to begin removing impediments to future profitability and shareholder value enhancement. The summary below segregates the 1995 financial impacts associated with this restructuring effort. This restructuring process was primarily focused on:

          . Reducing the Company's exposure to future interest rate risk . Write-off of intangibles and accelerating the sales of problem assets
          . Reducing future operating costs, including pursuing a sale of the Company's corporate office complex
          . De-emphasizing wholesale activities including the mortgage-backed securities component of the balance sheet

          The Company's net loss for 1995 was $4.7 million compared with net income of $14.5 million and $12.5 million for 1994 and 1993, respectively. The decrease in net income in 1995 compared with 1994 was primarily attributable to the following items:

                                                                                 AMOUNT
                                                                         ----------------------
                                                                         (DOLLARS IN THOUSANDS)
Decrease in net interest income                                                   $ 11,009
Increase in provision for losses on loans and securities                             1,193
Loss on sale of mortgage-backed securities available for sale                        2,212
Severance payments relating to workforce reductions                                  2,818
Lower compensation and benefits expense due to workforce reductions                 (2,808)
Fixed assets written-off                                                               866
Lower deferred loan origination costs and fixed assets written-off                   1,215
Writedown of corporate office complex                                                7,100
Writedown of intangible assets                                                       1,612
Higher income from real estate owned operations                                       (986)
Other                                                                                  964
                                                                                  --------
Decrease in income before income tax expense and extraordinary items                25,195
Less: Decrease in income tax expense                                                (8,536)
                                                                                  --------
Decrease in income before extraordinary items                                       16,659
Prepayment penalties on FHLBSF advances, net of tax                                  2,544
                                                                                  --------
       Decrease in net income                                                     $ 19,203
                                                                                  ========

          The increase in net income in 1994 as compared to 1993 was primarily attributable to lower provisions for losses on loans, securities and real estate and a reduction of income tax expense in connection with an IRS examination. The provisions for losses on loans, securities and real estate declined to $3.6 million in 1994 from $7.9 million in 1993 as a result of the continued improvement in the quality of the loan portfolio and aggressive management of problem assets. However, net interest income decreased from $69.7 million in 1993 to $66.9 million in 1994 due to a decrease in net interest margin, which declined from 2.74% to 2.34%.


NET INTEREST INCOME

          Net interest income for 1995 was $55.9 million as compared with $66.9 million in 1994 and $69.7 million in 1993. The decrease in net interest income in 1995 from 1994 was primarily attributable to a lower net interest margin, which declined from 2.34% for 1994 to 1.86% in 1995. The impact of the decline in net interest margin was partially offset by an increase in average balances of interest-earning assets from $2.86 billion in 1994 to $3.01 billion in 1995.

          The net interest margin for 1995 was unfavorably impacted by an increase in cost of funds which out paced the increase in yields on interest-earning assets. A significant portion of the Company's adjustable rate loan portfolio is indexed to COFI which typically lags market interest rate movements.

          Generally, the Company's net interest margin is favorably affected during periods of declining interest rates as the cost of the Company's interest-bearing liabilities may adjust to market rates more quickly than the yield on its interest-earning assets. Conversely, during periods of rising interest rates, the Company's net interest margin is unfavorably affected by this lag factor. The Federal Reserve began increasing market interest rates in 1994 in order to slow down the U.S. economy and to reduce inflationary pressures. From February 1994 to December 1994, the prime lending rates rose 250 basis points. The net interest margin for 1995 was unfavorably affected by the lag factor which began in 1994. By year-end 1994, the interest margin had decreased to 2.00% from 2.48% at year-end 1993. In addition to the impact of the COFI lag factor, the net interest margin for 1995 was also negatively affected by faster amortization of deferred loan origination costs due to loans paid off. As a result, the net interest margin declined from 2.34% in 1994 to 1.86% in 1995. In 1995, the monthly net interest margin reached a low of 1.67% in March 1995 and improved to 2.05% by year-end 1995.

          The decrease in net interest income from $69.7 million in 1993 to $66.9 million in 1994 was attributable to the decrease in net interest margin from 2.74% to 2.34%, respectively. The net interest margin for 1994 was negatively impacted by the increase in market interest rates in 1994. The impact of the decline in net interest margin was partially offset by an increase in average balances of interest-earning assets from $2.55 billion in 1993 to $2.86 billion in 1994.

          The Company pursues various balance sheet strategies that should, in the long run, mitigate the Bank's net interest income exposure to rising interest rates. The Company considers other strategies to minimize the variability of the net interest margin including off-balance sheet activities that could accomplish the stated objective. For further discussion of the Company's asset/liability management strategies, see "Asset/Liability Management".

          AVERAGE BALANCE SHEET. The following table sets forth certain information relating to the Company's consolidated statements of financial condition and reflects the average yields on interest-earning assets and average rates paid on interest-bearing liabilities for the years indicated. Such yields and rates are derived by dividing interest income or expense by the average balances of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. Average balances of interest-earning assets and interest-bearing liabilities for 1995 and 1994 were derived from daily average balances. Average balances for 1993 were derived from average of month-end balances. The yields for the periods indicated include the amortization of deferred loan origination fees, net of costs, which are considered adjustments to yield. Net interest spread and margin are calculated excluding nonperforming assets.

                    AVERAGE BALANCES, YIELDS AND RATES PAID

                                                         YEARS ENDED DECEMBER 31,
                                ----------------------------------------------------------------------------
                                                1995                                     1994
                                --------------------------------------   -----------------------------------
                                 AVERAGE       ACTUAL        AVERAGE       AVERAGE      ACTUAL      AVERAGE
                                 BALANCE      INTEREST     YIELD/RATE      BALANCE     INTEREST   YIELD/RATE
                                ----------   -----------   -----------   -----------   --------   ----------
                                                            (DOLLARS IN THOUSANDS)
ASSETS
------
Interest-earning assets:
   Loans                        $2,083,700   $  155,853          7.48%   $1,840,742    $131,783         7.16%
   Mortgage-backed securities      810,982       54,236          6.69       933,334      61,111         6.55
   Investments                     110,720        6,374          5.76        81,243       4,432         5.46
                                ----------   ----------    ----------    ----------    --------         ----

Total interest-earning assets    3,005,402      216,463          7.20     2,855,319     197,326         6.91
                                             ----------    ----------                  --------         ----
Nonperforming assets                49,673                                   70,965
Other assets                        44,667                                   54,481
                                ----------                               ----------
Total assets                    $3,099,742                               $2,980,765
                                ==========                               ==========

LIABILITIES AND
 STOCKHOLDERS' EQUITY
---------------------
Interest-bearing liabilities:
   Transaction accounts         $  367,164        8,245          2.25    $  395,791       8,298         2.10
   Certificates of deposits      1,438,353       85,153          5.92     1,259,744      58,126         4.61
                                ----------   ----------    ----------    ----------    --------         ----
   Total customer deposits       1,805,517       93,398          5.17     1,655,535      66,424         4.01
   Borrowings                    1,049,107       67,149          6.40     1,088,495      63,977         5.88
                                ----------   ----------    ----------    ----------    --------         ----
Total interest-bearing
 liabilities                     2,854,624      160,547          5.62     2,744,030     130,401         4.75
                                             ----------    ----------                  --------         ----
Other liabilities                   22,886                                   23,132
                                ----------                               ----------
Total liabilities                2,877,510                                2,767,162
   Stockholders' equity            222,232                                  213,603
                                ----------                               ----------
Total liabilities and
  stockholders' equity          $3,099,742                               $2,980,765
                                ==========                               ==========

Net interest income/net
  interest spread                            $   55,916          1.58%                $  66,925         2.16%
                                             ==========   ==========                  =========         ====
Net earning assets/net
  interest margin              $  150,778                        1.86%   $111,289                       2.34%
                               ==========                  ==========    ========                 ==========
Ratio of interest-earning
 assets to interest-bearing
   liabilities                     105.28%                                 104.06%
                               ==========                                  ======

                                     YEARS ENDED DECEMBER 31,
                                 -------------------------------------
                                                 1993
                                 -------------------------------------
                                   AVERAGE       ACTUAL       AVERAGE
                                   BALANCE      INTEREST    YIELD/RATE
                                 -----------   ----------   -----------
                                         (DOLLARS IN THOUSANDS)
ASSETS
------
Interest-earning assets:
   Loans                         $1,850,608     $145,361          7.85%
   Mortgage-backed securities       633,043       43,038          6.80
   Investments                       63,277        3,127          4.94
                                 ----------     --------          ----
Total interest-earning assets     2,546,928      191,526          7.52
                                                --------          ----
Nonperforming assets                 80,595
Other assets                         49,854
                                 ----------
Total assets                     $2,677,377
                                 ==========
LIABILITIES AND
 STOCKHOLDERS' EQUITY
---------------------
Interest-bearing liabilities:
   Transaction accounts          $  384,613     $  9,721          2.53
   Certificates of deposits       1,245,403       58,354          4.69
                                 ----------     --------          ----
   Total customer deposits        1,630,016       68,075          4.18
   Borrowings                       824,040       53,775          6.53
                                 ----------     --------          ----
Total interest-bearing
 liabilities                      2,454,056      121,850          4.97
                                                --------          ----
Other liabilities                    19,701
                                -----------
Total liabilities                 2,473,757
   Stockholders' equity             203,620
                                -----------
Total liabilities and
  stockholders' equity          $ 2,677,377
                                ===========

Net interest income/net
  interest spread                               $ 69,676          2.55%
                                                ========          ====
Net earning assets/net
  interest margin              $     92,872                       2.74%
                               ============                       ====
Ratio of interest-earning
 assets to interest-bearing
   liabilities                      103.78%
                               ===========

INTEREST INCOME

     The principal source of earnings for the Company is interest income on loans. During 1995, interest income on loans was $155.9 million as compared to $131.8 million for 1994, an increase of $24.1 million. The increase in loan interest income for 1995 was primarily due to the following:

     . A 32 basis point increase in the average yield on loans from 7.16% in 1994 to 7.48%.
     . Increase in the average balances of loans from $1.84 billion in 1994 to $2.08 billion in 1995.

     Interest income on loans for 1994 was $131.8 million as compared to $145.4 million for 1993, a decrease of $13.6 million. The decline in loan interest income was primarily attributable to a 69 basis point decrease in the average loan yield from 7.85% to 7.16%.

     The second principal source of earnings for the Company is interest income on mortgage-backed securities. Interest income on mortgage-backed securities decreased by $6.9 million from $61.1 million in 1994 to $54.2 million in 1995. The decrease in interest income on mortgage-backed securities was attributable to lower average balances, which decreased from $933.3 million in 1994 to $811.0 million in 1995, partially offset by an increase in average yield from 6.55% to 6.69%, respectively. The decrease in average balances on mortgage-backed securities resulted from principal amortization and sale of mortgage-backed securities available for sale. The increase in the average yield resulted from lower premium amortization due to slower prepayments of the underlying loans on the securities.

     Interest income for mortgage-backed securities for 1994 as compared to 1993 increased $18.1 million, from $43.0 million to $61.1 million. The increase in interest income on mortgage-backed securities from 1993 to 1994 resulted mainly from an increase in average balances from $633.0 million to $933.3 million partially offset by a decrease in asset yield from 6.80% to 6.55%. The increase in average balances was mainly attributable to the purchase of $400.8 million of fixed rate mortgage-backed securities with a weighted average yield of 6.67%. The decrease in average yield was due to an increase in the premium amortization resulting from higher prepayments of the underlying loans on the securities.

     The third principal source of income for the Company is interest and dividend income from the Company's investment portfolio (excluding mortgage-backed securities). During 1995, interest income on the investment portfolio was $6.4 million, as compared to $4.4 million for 1994. The increase in investment and dividend income was primarily due to an increase of $29.5 million in average investment balances primarily related to investment in government agency notes and overnight investments.

     Interest and dividends on investments for 1994 as compared to 1993 increased by $1.3 million from $3.1 million to $4.4 million, due to an increase of $18.0 million in the average investment balances, primarily related to government agency notes.

INTEREST EXPENSE

     Interest expense on customer deposits is the largest expense component in the statement of operations. Interest expense on customer deposits increased by $27.0 million from $66.4 million in 1994 to $93.4 million in 1995. The increase primarily resulted from higher average rates and customer deposit balances in 1995 as compared to 1994. The average rates on customer deposits were 5.17% and 4.01% for the years ended December 31, 1995 and 1994, respectively. The average balances were $1.81 billion and $1.66 billion for the years ended December 31, 1995 and 1994, respectively. The increase in average rates and balances were primarily attributable to an increase in certificates of deposit accounts which paid higher interest rates than in the prior year.

     Interest expense on customer deposits for 1994 as compared to 1993 decreased $1.7 million, from $68.1 million in 1993 to $66.4 million in 1994. The decrease primarily resulted from a decline in average rates to 4.01% from 4.18%, which was partially offset by an increase in average balances to $1.66 billion from $1.63 billion.

     Interest expense on borrowings is the second largest expense component on the statement of operations. Interest expense on borrowings increased $3.1 million from $64.0 million in 1994 to $67.1 million in 1995. The increase primarily resulted from a higher cost of borrowings, which increased 52 basis points from 5.88% in 1994 to 6.40% in 1995, partially offset by lower average balances which decreased from $1.09 billion in 1994 to $1.05 billion in 1995. The lower average borrowing balances were primarily attributable to the lower level of the Company's cash requirements resulting from lower mortgage loan origination volume and increases in customer deposits, which supplemented the Company's borrowing needs.

     Interest expense on borrowings increased $10.2 million from $53.8 million in 1993 to $64.0 million in 1994. The increase was primarily attributable to higher average balances, which increased from $824.0 million in 1993 to $1.09 billion in 1994 partially offset by lower cost of borrowings, which decreased 65 basis points from 6.53% to 5.88% for the respective years. The higher average balances primarily resulted from fixed rate FHLBSF advances and reverse repurchase agreements, which were used to fund planned purchases of fixed rate mortgage-backed securities and supplement cash flow requirements.

    The following table sets forth the changes in net interest income due to changes in the rate and volume of the Company's interest-earning assets and
interest-bearing liabilities.   Rate and volume changes are calculated excluding
nonperforming assets. Changes in rate and volume (changes in weighted average interest rate multiplied by average portfolio balance), which cannot be segregated, have been allocated proportionately to the change in rate and the change in volume.

                                                          CHANGE      CHANGE
                                                            IN          IN
                                                           RATE       VOLUME     TOTAL
                                                        ---------   ----------  --------
                                                              (DOLLARS IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1995 VS. 1994
-------------------------------------

Interest income from interest-earning assets:
 Loans                                                   $  6,095    $17,975    $ 24,070
 Mortgage-backed securities                                 1,283     (8,158)     (6,875)
 Investments                                                  257      1,685       1,942
                                                         --------    -------    --------
   Total                                                    7,635     11,502      19,137
                                                         --------    -------    --------
Interest expense from interest-bearing liabilities:
 Customer deposits                                         20,541      6,433       26,974
 Borrowings                                                 5,547     (2,375)       3,172
                                                         --------    -------     --------
   Total                                                   26,088      4,058       30,146
                                                         --------    -------     --------
Net interest income                                      $(18,453)   $ 7,444     $(11,009)
                                                         ========    =======     ========

YEAR ENDED DECEMBER 31, 1994 VS. 1993
-------------------------------------

Interest income from interest-earning assets:
Loans                                                    $(12,807)   $  (771)    $(13,578)
 Mortgage-backed securities                                (1,643)    19,716       18,073
 Investments                                                  350        955        1,305
                                                         --------    -------     --------
      Total                                               (14,100)    19,900        5,800
                                                         --------    -------     --------
Interest expense from interest-bearing liabilities:
 Customer deposits                                         (2,705)     1,054       (1,651)
 Borrowings                                               ( 5,747)    15,949       10,202
                                                         --------    -------     --------
   Total                                                   (8,452)    17,003        8,551
                                                         --------    -------     --------
Net interest income                                      $ (5,648)   $ 2,897     $ (2,751)
                                                         ========    =======     ========

PROVISION FOR LOSSES

     The provision for losses on loans and securities was $4.6 million, $3.4 million and $7.0 million for 1995, 1994 and 1993, respectively. Provision for losses on real estate was $749,000, $145,000 and $819,000 for 1995, 1994 and
1993, respectively. See the Loans and Real Estate Owned section below for a more detailed discussion of the provision for losses.

NONINTEREST INCOME

LOAN FEES AND CHARGES

          The Company's fourth principal source of revenue, loan fees and loan related charges, decreased by $0.8 million, from $4.5 million in 1994 to $3.7 million in 1995. The decrease in loan fees and loan related charges in 1995 was primarily attributable to lower prepayment penalties due to a rising interest rate environment. Loan fees and loan related charges for 1994 as compared to 1993 decreased by $0.5 million from $5.0 million to $4.5 million. The decrease in loan fees and loan related charges for 1994 was attributable to lower prepayment penalties and lower fees recognized resulting from lower sales of fixed rate loans.

GAIN (LOSS) ON SALE OF ASSETS

          Gain (loss) on sale of assets for 1995, 1994 and 1993 were ($2.2) million, ($41,000) and $1.1 million, respectively. The loss on sale of assets of $2.2 million in 1995 was primarily due to the loss on sale of mortgage-backed securities available for sale. Gain on sale of assets for 1993 was primarily attributable to the gain on sale of mortgage-backed securities available for sale of $1.5 million. The loss on sale of assets for 1994 was not significant.


NONINTEREST EXPENSE

GENERAL AND ADMINISTRATIVE EXPENSE

     The following table shows the major categories of general and administrative expenses for each of the years indicated.

                                                       YEARS ENDED DECEMBER 31,
                                                    -------------------------------
                                                      1995        1994       1993
                                                    ---------   --------   --------
                                                        (DOLLARS IN THOUSANDS)

Compensation and employee benefits                  $ 25,148    $25,268    $23,660
Office occupancy and equipment                         8,658      8,436      7,696
Deposit insurance premiums and regulatory fees         4,473      4,813      3,674
Data processing service bureau                         1,683      1,701      2,373
Other, net                                            11,273      9,603     10,358
                                                    --------    -------    -------
                                                      51,235     49,821     47,761
Deferred loan origination costs                      ( 1,319)    (2,534)      (890)
                                                    --------    -------    -------
Total                                               $ 49,916    $47,287    $46,871
                                                    ========    =======    =======


     General and administrative expenses increased by $2.6 million, from $47.3 million in 1994 to $49.9 million in 1995. The following is an analysis of the changes in the major categories of general and administrative expenses:

 . Compensation and benefits expense were essentially the same at $25.1 million in 1995 and $25.3 million in 1994. Severance payments relating to workforce reductions were $2.8 million in 1995. The workforce reductions resulted from the implementation of an early retirement program and right sizing and co-sourcing opportunities to improve the Company's profitability. The impact of the severance expenses was offset by reduced salary expenses as a result of lower average number of employees due to workforce reductions throughout 1995.

 . Office occupancy and equipment expense increased by $0.3 million to $8.7 million in 1995 from $8.4 million in 1994. The increase was primarily due to higher repair and maintenance costs including branch refurbishment expenses.

 . Deposit insurance premiums and regulatory fees decreased by $0.3 million, from $4.8 million in 1994 to $4.5 million in 1995, resulting from a decrease in deposit insurance premiums from 26 cents per $100 of deposits to 23 cents per $100 of deposits.

 . Proposed Federal legislation to recapitalize the SAIF would entail the Bank paying a one-time special assessment of approximately $14.5 million to $16.0 million. This assessment will be accrued in the period in which legislation is enacted. Prior to the enactment date of the legislation, the Bank's deposit insurance premiums in 1996 will be 26 cents per $100 of deposits.

 . Other expenses increased primarily due to fixed assets written-off of $866,000 related to fixed asset disposals resulting from the process of vacating the Company's corporate office tower and workforce reductions.

 . Deferred loan origination costs decreased $1.2 million primarily due to lower loan origination volumes. Loan originations declined from $564.3 million in 1994 to $258.4 million in 1995.

     General and administrative expenses remained almost flat at $47.3 million and $46.9 million for 1994 and 1993, respectively. The increase in compensation and benefits expense was primarily due to a higher average number of employees, normal salary increases, and increased employee benefit costs. The increase in office occupancy and equipment expense was primarily due to higher depreciation expense on computer equipment. Deposit insurance premiums were higher because of a larger deposit base in 1994. However, data processing expenses decreased due to a renegotiated service contract. General and administrative expenses in 1994 were reduced by higher deferred loan origination costs as a result of a significantly higher volume of loan originations in 1994 as compared to 1993.

WRITEDOWN OF CORPORATE OFFICE COMPLEX

     Due to reductions in workforce throughout 1995 and its decision to pursue disposal of its corporate office complex, the Company is in the process of vacating the tower building and occupying the annex buildings in the complex. During the fourth quarter of 1995, a charge of $7.1 million was recorded to adjust the carrying amount of the land and building of the corporate office complex to its estimated fair value less costs to sell.

REAL ESTATE OWNED OPERATIONS, NET

     Income from real estate owned operations was $1.1 million and $95,000 for 1995 and 1994, respectively. The amount was insignificant for 1993. The increase in income from real estate owned operations was primarily due to income received on one large property foreclosed in April 1995. Prior to foreclosure, the income received was reported as interest income on loans.

CORE DEPOSIT PREMIUMS AND GOODWILL (INTANGIBLE ASSETS)

     The amortization of core deposit intangibles was $1.9 million, $2.0 million and $1.7 million for 1995, 1994 and 1993, respectively. During the fourth quarter of 1995, core deposit premiums of $854,000 were written-off due to an impairment in the value of core deposit premiums attributable to higher than expected decay rates in the customer deposits acquired. The balance of the core deposit premiums will be subsequently amortized over the remaining useful life.

     Goodwill amortization was $0.4 million for each of the years ended December 31, 1995, 1994 and 1993. During the fourth quarter of 1995, the Bank decided to sell or exchange certain of its acquired branches for which goodwill was recorded in 1981. Based on the offers received and management's estimates of the undiscounted future cash flows, the remaining unamortized goodwill was written-off because management believes that the goodwill could no longer be assured of recovery. As a result, goodwill of $758,000 was written-off in the fourth quarter of 1995.


INCOME TAXES

     The income tax benefit for 1995 before extraordinary items was $708,000 compared to income tax expense of $7.8 million and $9.8 million for 1994 and 1993, respectively. The effective tax rates for 1995, 1994 and 1993 were (24.8%), 35.0% and 43.6%, respectively. The decrease in the effective tax rate in 1995 was due to the net loss of the Bank partially offset by the net income of the Company and a subsidiary of the Bank.

     Income tax expense for 1994 was reduced by $2.1 million to reflect a revision of the Company's estimated tax liabilities resulting from a tentative agreement with the Internal Revenue Service for the taxable years 1987 through 1989. The agreement resolved certain disputed savings and loan industry tax issues which the Company was contesting.

EXTRAORDINARY ITEM

     As part of its asset/liability management strategy to reduce interest rate risk exposure, during the fourth quarter of 1995, the Company prepaid $45.0 million of its short-term FHLBSF advances. In addition, the Company committed to prepay an additional $145.0 million of its short-term FHLBSF advances in February 1996. As a result, the Company incurred a prepayment charge of $2.5 million (net of applicable income taxes). In accordance with generally accepted accounting principles, the prepayment penalties were reported as an extraordinary charge (net of applicable income taxes). The prepayment penalties were $132,000 (net of applicable income taxes) in 1993. There were no prepayment penalties in 1994.

          Although the amount of the charge reduces the Company's earnings at the time the debt is extinguished, management believes that the Company's future earnings will be enhanced by such actions. For further discussion of the Company's asset/liability management strategies, see "Asset/Liability Management".

                             BALANCE SHEET ANALYSIS


     The Bank's total assets at December 31, 1995 and 1994 were $3.00 billion and $3.17 billion, respectively, which comprised virtually all of the Company's consolidated assets as of the same dates. The decrease in the Bank's assets was primarily due to sale of mortgage-backed securities available for sale. The proceeds from the sale were used to repay certain of the Company's borrowings. The Company's financial condition at December 31, 1995 and 1994 is compared below.


SECURITIES

     The Company purchases various securities to maintain appropriate interest-earning asset levels when sufficient high quality loan production is not available. The majority of the securities purchased are high quality mortgage-backed securities, primarily issued by FHLMC, FNMA, GNMA and Student Loan Mortgage Association ("SLMA"). Since mortgage-backed securities are collateralized by mortgages, these assets qualify under the OTS regulations requiring the Bank to hold certain levels of mortgage-related assets. The Company also invests in investment securities such as FHLMC and FNMA notes and debentures and other short-term securities.

  The following table reflects the composition of the Company's investment securities portfolio at the dates indicated.

                                            DECEMBER 31,
                                     ---------------------------
                                      1995        1994      1993
                                     --------   -------   ------
                                     (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE

FHLMC and SLMA notes                  $ 7,000   $   ---   $  ---
FHLMC preferred stock                   1,035       980    1,070
U.S. Treasury securities                  ---       ---    5,329
                                      -------   -------   ------
                                      $ 8,035   $   980   $6,399
                                      =======   =======   ======

HELD TO MATURITY

FHLMC/FNMA notes and debentures       $ 9,988   $21,938   $  ---
FHLB callable notes                    24,940     4,923      ---
Federal Farm Credit Bank notes          5,000     5,000      ---
Other securities                          ---       ---    5,000
                                      -------   -------   ------
                                      $39,928   $31,861   $5,000
                                      =======   =======   ======

    The following table reflects the composition of the Company's mortgage-backed securities portfolio at the dates indicated.

                                                                DECEMBER 31,
                                               ----------------------------------
                                                 1995        1994        1993
                                               ---------   --------    ----------
                                                  (DOLLARS IN THOUSANDS)

AVAILABLE FOR SALE

FHLMC, FNMA and GNMA                           $149,778    $108,561     $183,276
Financial institutions and intermediaries           ---         295        3,367
                                               --------    --------     --------
                                               $149,778    $108,856     $186,643
                                               ========    ========     ========

HELD TO MATURITY

FHLMC, FNMA and GNMA                           $572,822    $802,893     $518,981
Financial institutions and intermediaries         6,128       6,497        8,548
Other nonrated, nonresidential                    3,580       5,008        5,058
                                               --------    --------     --------
                                                582,530     814,398      532,587
Allowance for losses                               (930)     (1,574)        (534)
                                               --------    --------     --------
                                               $581,600    $812,824     $532,053
                                               ========    ========     ========

     At December 31, 1995, the Company did not have any securities (exclusive of obligations of FHLMC, FNMA and GNMA) issued by any one entity with a total book value in excess of 10% of stockholders' equity.

     The principal balances of mortgage-backed securities purchased and sold for the years ended December 31, 1995, 1994 and 1993 were as follows:

               YEARS ENDED DECEMBER 31,
               ------------------------
                1995     1994     1993
               ------   ------   ------
                (DOLLARS IN MILLIONS)

Purchased      $  ---   $400.7   $617.8
Sold            103.5      ---     83.8


          During 1995, the Company sold $103.5 million of fixed rate mortgage-backed securities available for sale, which resulted in a pretax loss of $2.2 million. The purpose of the sale of the fixed rate mortgage-backed securities available for sale was to reduce the Company's exposure to interest rate increases. The proceeds from the sale were used to reduce the Company's borrowings.

          The increase in the mortgage-backed securities portfolio in 1994 was attributable to purchases of mortgage-backed securities funded with fixed rate FHLBSF advances and borrowings from securities sold under agreements to repurchase. During 1993, the Company increased its purchases of mortgage-backed securities in order to offset some of the shrinkage in its interest-earning assets resulting from the relatively low loan origination volumes and high levels of prepayments.

          In November 1995, the Financial Accounting Standards Board ("FASB") issued "A Guide to Implementation of Statement of Financial Accounting Standards No.115 ("SFAS 115") on Accounting for Certain Investments in Debt and Equity Securities - Questions and Answers" ("Special Report"). The Special Report was issued as an aid in understanding and implementing SFAS 115. For companies that adopted SFAS 115 in financial statements issued prior to the issuance of this Special Report, if the effects of initially adopting this implementation guidance resulted in reclassification of securities between categories, the Special Report requires such transfers be accounted for as transfers in accordance with SFAS 115. As a result, concurrent with the initial adoption of this implementation guidance, the Company reassessed the appropriateness of the classifications of all securities held at that time and, in December 1995, reclassified $147.7 million in mortgage-backed securities from held to maturity to available for sale. The transfer of the mortgage-backed securities was recorded at a fair value of $146.0 million with $981,000 of unrealized losses (net of tax) recorded as a separate component of stockholders' equity.

          The unrealized loss on securities available for sale included in stockholders' equity at December 31, 1995 was $683,000 (net of tax) as compared to an unrealized loss of $3.6 million (net of tax) at December 31, 1994. The decrease was attributable to the sale of mortgage-backed securities available for sale which comprised most of the unrealized loss as of December 31, 1994 offset by the unrealized loss of $981,000 (net of tax) related to the transfer of securities from held to maturity to available for sale as discussed above. The Company does not maintain a trading portfolio.


LOANS AND REAL ESTATE OWNED

GENERAL

          The Company's primary business is generating single family and multifamily loans and, to a lesser degree, nonresidential and consumer loans. The Company's operating strategies for improving and maintaining overall asset quality include:

          . Maintaining a credit culture within the Company that allows for the generation of safe and sound assets at an appropriate return

          . Enhancing the credit underwriting process and systems for monitoring and controlling the overall quality of assets

          . Resolving or disposing of assets with inadequate credit quality.

          .  Generating new high quality assets

          During 1995, the Company continued to make strong progress towards the resolution of nonperforming assets. As a result of aggressive management of delinquent and nonperforming assets, loan quality has continued to improve.

          A major portion of the Company's loan portfolio consists of loans collateralized by income-producing properties, all of which are located in California, principally Northern California. Construction lending has been insignificant. The Company believes that income property lending affords an opportunity to receive interest income at yields higher than those obtainable from single family lending. Nevertheless, loans on income properties, particularly nonresidential properties, generally present a higher risk than do single family residential loans due to the sensitivity of the underlying property to changes in economic conditions. Management takes such risks into account when it establishes the loan rates, underwriting standards, loss allowances and decisions regarding portfolio mix.

LOAN PORTFOLIO COMPOSITION

    The following table shows the composition of the Company's loan portfolio (before deductions for net deferred loan origination fees, net unamortized discounts and allowance for loan losses) by type of loan at the dates indicated. Except as shown below, the Company did not have any loan concentrations that exceeded 10% of total loans at December 31, 1995.



                                                                     DECEMBER 31,
                                        -----------------------------------------------------------------------
                                                   1995                    1994                    1993
                                        ---------------------  -------------------------  ---------------------
                                                       % OF                       % OF                    % OF
                                                      TOTAL                      TOTAL                   TOTAL
                                          AMOUNT      LOANS      AMOUNT         LOANS        AMOUNT      LOANS
                                        ----------   -------   -----------   -----------   -----------   ------
                                                                (DOLLARS IN THOUSANDS)
Real estate loans:
 Single family (one to four units)      $  731,310     34.9%   $  733,265          35.2%   $  424,095     23.4%
 Multifamily (five or more units)          995,038     47.5       980,849          47.1     1,019,174     56.2
 Nonresidential                            333,236     15.9       337,483          16.2       336,383     18.5
                                        ----------    -----    ----------    ----------    ----------    -----
                                         2,059,584     98.3     2,051,597          98.5     1,779,652     98.1
Consumer loans                              34,849      1.7        31,483           1.5        35,572      1.9
                                        ----------    -----    ----------    ----------    ----------    -----
 Total                                  $2,094,433    100.0%   $2,083,080         100.0%   $1,815,224    100.0%
                                        ==========    =====    ==========    ==========    ==========    =====
                                                         DECEMBER 31,
                                         ---------------------------------------------
                                                 1992                   1991
                                         ------------------     ----------------------
                                                       % OF                      % OF
                                                      TOTAL                     TOTAL
                                           AMOUNT     LOANS       AMOUNT        LOANS
                                         ----------  ------    ----------    ---------
                                                       (DOLLARS IN THOUSANDS)
Real estate loans:
 Single family (one to four units)      $  458,473     23.0%   $  586,070          25.9%
 Multifamily (five or more units)        1,116,729     56.1     1,191,690          52.8
 Nonresidential                            364,611     18.3       404,034          17.9
                                        ----------    -----    ----------         -----
                                         1,939,813     97.4     2,181,794          96.6
Consumer loans                              49,770      2.6        77,025           3.4
                                        ----------    -----    ----------         -----
 Total                                  $1,989,583    100.0%   $2,258,819         100.0%
                                        ==========    =====    ==========         =====

     The following table shows the composition of the Company's fixed and adjustable rate loan portfolios (before deductions for net unearned loan origination fees, discounts and allowance for loan losses) by dollar amount and percentage of total loan portfolio at the dates indicated.

                                                     DECEMBER 31,
                            ---------------------------------------------------------------
                                       1995                 1994                1993
                            -------------------   -------------------   -------------------
                                          % OF                  % OF                 % OF
                                         TOTAL                 TOTAL                 TOTAL
                              AMOUNT     LOANS      AMOUNT     LOANS      AMOUNT     LOANS
                            ----------   ------   ----------   ------   ----------   ------
                                               (DOLLARS IN THOUSANDS)
Fixed rate loans:
Real estate                 $  255,897    12.2%   $  279,552    13.4%   $  376,276    20.7%
Consumer                         5,372     0.3         2,825     0.2         7,996     0.4
                            ----------   -----    ----------   -----    ----------   -----
                               261,269    12.5       282,377    13.6       384,272    21.1
                            ----------   -----    ----------   -----    ----------   -----
Adjustable rate loans:
Real estate                  1,803,687    86.1     1,772,045    85.1     1,405,288    77.3
Consumer                        29,477     1.4        28,658     1.3        27,576     1.6
                            ----------   -----    ----------   -----    ----------   -----
                             1,833,164    87.5     1,800,703    86.4     1,432,864    78.9
                            ----------   -----    ----------   -----    ----------   -----
Total loans                 $2,094,433   100.0%   $2,083,080   100.0%   $1,817,136   100.0%
                            ==========   =====    ==========   =====    ==========   =====


LOAN ORIGINATIONS, PURCHASES AND SALES

     As a part of its business strategy, the Company originates and purchases single family, multifamily and nonresidential loans. The Company is not currently active in the secondary market for loan sales. However, if opportunities arise and market conditions are more favorable, secondary marketing activity would be reviewed to determine its profitability to the Company. For each of the years ended December 31, 1995, 1994 and 1993, loans originated, purchased and sold were as follows:

                                      YEARS ENDED DECEMBER 31,
                                -----------------------------------
                                 1995            1994         1993
                                -------         ------       ------
                                       (DOLLARS IN MILLIONS)
Loans originated                $258.4          $564.3       $158.3
Loans purchased                   12.9             5.4         34.8
Loans sold                         0.1            12.0         54.7
Loans securitized and sold         ---            10.0          2.6

          The decrease in loan originations in 1995 as compared to 1994 resulted from the slowdown of both wholesale and retail lending. During 1995, the Company reduced its wholesale loan origination function in order to rebuild and concentrate on originations at the retail level. In 1994, the Company extensively utilized loan brokers to originate loans which contributed to the high level of originations. During 1993, the Company originated loans utilizing both wholesale and retail lending. Also, during the second half of 1993, the Company re-entered the multifamily and nonresidential lending market after a two-year absence during which the Company restructured the operating and credit functions for these product lines.

          The Company's consumer loan origination function is relatively insignificant compared to its mortgage lending functions. The Company's main consumer loan product line for 1995 consisted of home equity lines. During the second half of 1995, the Company began offering automobile loans.

DELINQUENT, NONACCRUAL AND RESTRUCTURED LOANS

LOANS DELINQUENT 60 DAYS OR MORE

          Single family mortgage loan delinquencies for 1995 were $10.2 million, as compared to $9.8 million and $18.4 million for 1994 and 1993, respectively. Actual losses experienced on these loans have been minimal. Loan delinquencies on multifamily and nonresidential loans were $9.8 million, $38.5 million and $44.9 million for 1995, 1994 and 1993, respectively. As a result of the improvement in the national and the Northern California economies, there has been a positive trend in delinquent loans in 1995 as compared to 1994 and 1993. The improvement in loan delinquencies was also attributable to the aggressive management and resolution of delinquent assets. Total loan delinquencies will continue to fluctuate primarily due to large loans occasionally becoming delinquent, national and regional economic conditions and interest rate trends.

          Loans delinquent 60 days or more as a percentage of gross loan portfolio by property type were as follows at December 31, 1995, 1994 and 1993:

                                                               DECEMBER 31,
                                       ------------------------------------------------------------
                                               1995                1994               1993
                                       ------------------   ------------------   ------------------
                                       AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT    PERCENT
                                       -------   --------   -------   --------   -------   --------
                                                          (DOLLARS IN THOUSANDS)

Single family (one to four units)      $10,229      1.40%   $ 9,790      1.34%   $18,437      4.34%
Multifamily (five or more units)         7,603      0.76     15,528      1.58     22,276      2.18
Nonresidential                           2,232      0.67     22,988      6.81     22,582      6.71
Consumer                                   102      0.29        159      0.50        388      1.09
                                       -------      ----    -------      ----    -------      ----

Total Loans                            $20,166      0.96%   $48,465      2.33%   $63,683      3.50%
                                       =======      ====    =======      ====    =======      ====

NONPERFORMING ASSETS, TROUBLED DEBT RESTRUCTURES AND REAL ESTATE OWNED

          The Company defines nonperforming assets as loans 90 days or more delinquent (excluding accruing loans delinquent 90 days or more), loans less than 90 days delinquent designated as nonperforming when the Company determines that the full collection of principal and/or interest is doubtful, defaulted mortgage-backed securities, real estate owned, and other repossessed assets. Nonperforming assets are placed on nonaccrual status.

          Troubled debt restructures are real estate loans that have been modified (due to borrower financial difficulties) to allow a stated interest rate and/or a monthly payment rate lower than those prevailing in the market. At December 31, 1995 and 1994, all such restructured loans were performing in accordance with their modified terms.

            The following is a summary of nonperforming assets:

                                       DECEMBER 31,
                                ---------------------------
                                 1995      1994      1993
                                -------   -------   -------
                                  (DOLLARS IN THOUSANDS)

Real Estate loans               $10,675   $36,167   $54,136
Consumer loans                       80       154       300
Mortgage-backed securities        3,580       ---       ---
Real estate owned                24,476    14,255    17,875
Other repossessed assets            ---         1        54
                                -------   -------   -------
              Total             $38,811   $50,577   $72,365
                                =======   =======   =======

          The following schedule shows the Company's real estate owned, net of specific valuation allowances, by property type:

                                  DECEMBER 31,
                           ---------------------------
                            1995      1994      1993
                           -------   -------   -------
                             (DOLLARS IN THOUSANDS)

Single family              $ 1,656   $ 2,474   $ 4,136
Multifamily                  8,112     8,120     7,240
Nonresidential              14,303     3,270     6,499
Consumer                       405       391       ---
                           -------   -------   -------
          Total            $24,476   $14,255   $17,875
                           =======   =======   =======

          Management actively seeks to return nonperforming assets to performing status or expediently dispose of foreclosed assets at their fair value. The decrease in nonperforming loans and increase in real estate owned in 1995 from 1994 was primarily due to the foreclosure of the underlying collateral relating to several large loans in 1995. During 1995, 1994 and 1993, sales of real estate owned were $19.3 million, $22.9 million and $12.1 million, respectively.

          The following table sets forth nonaccrual loans, accruing loans delinquent 90 days or more and troubled debt restructures. The Company accrues interest on loans delinquent more than 90 days when the loans are considered to be well secured and in the process of collection.

                                                                    DECEMBER 31,
                                                ----------------------------------------------------
                                                  1995       1994       1993       1992       1991
                                                --------   --------   --------   --------   --------
                                                               (DOLLARS IN THOUSANDS)
NONACCRUING LOANS:
Single family (one to four units)               $ 6,272    $ 5,915    $14,755    $12,689    $ 6,613
Multifamily (five or more units)                  3,551     13,134     17,366     18,955     10,344
Nonresidential                                      852     17,118     22,015     20,794     21,295
Consumer                                             80        154        300        264        227
                                                -------    -------    -------    -------    -------
                                                $10,755    $36,321    $54,436    $52,702    $38,479
                                                =======    =======    =======    =======    =======
Percentage of total assets                         0.36%      1.15%      2.04%      2.04%      1.42%

ACCRUING LOANS DELINQUENT 90 DAYS OR MORE:
Single family (one to four units)               $    27    $   ---    $   ---    $   ---    $ 5,007
Multifamily (five or more units)                     51        434        ---        ---        ---
Nonresidential                                    1,325        243        ---        ---        ---
Consumer                                             22        ---        ---        ---        ---
                                                -------    -------    -------    -------    -------
                                                $ 1,425    $   677    $   ---    $   ---    $ 5,007
                                                =======    =======    =======    =======    =======
Percentage of total assets                         0.05%      0.02%       ---%       ---%       .18%

TROUBLED DEBT RESTRUCTURES:
Multifamily (five or more units)                $13,212    $12,243    $12,452    $20,756    $   ---
Nonresidential                                    2,429      1,705      1,736         35     13,922
                                                -------    -------    -------    -------    -------
                                                $15,641    $13,948    $14,188    $20,791    $13,922
                                                =======    =======    =======    =======    =======
Percentage of total assets                         0.52%      0.44%      0.53%      0.80%       .51%


ALLOWANCE FOR LOSSES

          Bay View conducts an ongoing review of its asset categories to assess the adequacy of general valuation allowances ("GVA"), which are maintained at levels the Company believes are sufficient to cover potential losses. In determining the level of GVA, the Company considers prevailing and anticipated economic conditions, historical loss experience, the levels of classified, nonperforming and delinquent assets, weighting by property type, loan portfolio trends and other factors.

          Management periodically reviews specific loans and other real estate related assets on an individual basis. Such evaluation includes an analysis of creditworthiness, cash flows, financial status of the borrower and the estimated fair value of the underlying collateral. The Company provides for losses on individual assets when its investment in the asset is not expected to be fully collectible or realizable.

     The following is a summary of activity of the Company's GVA on loans for the years indicated.

                                                           YEARS ENDED DECEMBER 31,
                                         --------------------------------------------------------
                                           1995       1994       1993        1992          1991
                                         -------    -------    --------    --------       --------
                                                         (DOLLARS IN THOUSANDS)
Balance at beginning of year             $29,115    $33,790    $ 38,434    $ 27,251       $ 17,119

  Charge-offs:
  Single family (one to four units)         (766)    (1,334)     (1,193)       (545)          (245)
  Multifamily (five or more units)        (2,476)    (5,532)     (6,259)     (3,044)           (75)
  Nonresidential real estate              (1,485)    (1,562)     (3,928)     (9,694)       (11,516)
  Consumer                                  (152)       (86)       (149)       (325)          (699)
                                         -------    -------    --------    --------       --------
                                          (4,879)    (8,514)    (11,529)    (13,608)       (12,535)
  Recoveries:
  Single family (one to four units)          143         25          57         ---            ---
  Multifamily (five or more units)         1,059        425         161         ---            ---
  Nonresidential real estate                 222        887         ---         ---            ---
  Consumer                                    70        135         135         212            239
                                         -------    -------    --------    --------       --------
                                           1,494      1,472         353         212            239

  Net charge-offs                         (3,385)    (7,042)    (11,176)    (13,396)       (12,296)
  Provision for loan losses                4,284      2,367       6,532      24,579         22,428
                                         -------    -------    --------    --------       --------
Balance at end of year                   $30,014    $29,115    $ 33,790    $ 38,434       $ 27,251
                                         =======    =======    ========    ========       ========

    The following is a breakdown of GVA by loan category at the dates indicated.

                                                                    DECEMBER 31,
                            -------------------------------------------------------------------------------------------
                                   1995               1994              1993               1992               1991
                            ---------------    ---------------    ---------------    ---------------    ---------------
                                                               (DOLLARS IN THOUSANDS)
  Real estate               $29,541    98.4%   $28,560    98.1%   $33,117    98.0%   $37,435    97.4%   $26,712    98.0%
  Consumer                      473     1.6        555     1.9        673     2.0        999     2.6        539     2.0
                            -------   -----    -------   -----    -------   -----    -------   -----    -------   -----
     Total                  $30,014   100.0%   $29,115   100.0%   $33,790   100.0%   $38,434   100.0%   $27,251   100.0%
                            =======   =====    =======   =====    =======   =====    =======   =====    =======   =====

     The ratio of net charge-offs to average loans outstanding for each of the years in the five-year period ended December 31, 1995 was 0.16%, 0.38%, 0.58%, 0.63% and 0.53%, respectively. GVA ratios at December 1995, 1994 and 1993 were as follows:

                                           DECEMBER 31,
                                     -------------------------
                                      1995      1994     1993
                                     -------   ------   ------

GVA to nonperforming assets           79.73%   62.11%   48.84%
GVA to classified assets              28.67%   22.48%   19.35%
Loan GVA to nonperforming loans      279.07%   80.16%   62.07%
Loan GVA to gross loans                1.43%    1.40%    1.87%

     Provisions for losses are recorded to maintain the level of GVA management believes is adequate to cover estimated losses. The provision for losses on loans and securities was $4.6 million, $3.4 million and $7.0 million for 1995, 1994 and 1993, respectively. The increase in the provision for losses in 1995 compared with 1994 was primarily due to one large loan classified as a troubled debt restructuring. As part of its strategy to aggressively resolve problem assets, management intends to accelerate the disposal of this asset. The decrease in the provision for losses on loans and securities in 1994 compared to 1993 was attributable to the improvement in the credit quality of the loan portfolio.

     GVA for loans and securities was $30.9 million and $30.7 million at December 31, 1995 and 1994, respectively. The credit quality of the Company's loan portfolio continued to improve in 1995. Nonperforming assets declined from $50.6 million, or 1.60% of total assets at December 31, 1994, to $38.8 million, or 1.29% of total assets at December 31, 1995. Classified assets also declined from $139.8 million to $108.0 million from December 31, 1994 to December 31, 1995.

     Provision for losses on real estate was $749,000, $145,000 and $819,000 in 1995, 1994 and 1993, respectively. The increase in the provision for losses from 1994 to 1995 was attributable to further write downs of the fair value of foreclosed properties during the fourth quarter of 1995 because the Company intends to pursue the accelerated disposal of these foreclosed properties. The impact of these writedowns was partially offset by the reversal of the allowance for losses on real estate during the first quarter of 1995 because it was no longer considered necessary.

     Management believes that it uses appropriate information to make loss determinations and considers its allowance for losses at December 31, 1995 and 1994 to be adequate to cover losses from loan and real estate related assets. However, future adjustments in the level of GVA may be necessary and earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making such determinations.

     Management monitors the impact of the economic environment on its lending activities on a periodic basis. If real estate markets weaken in future periods, no assurance can be given that the Company's future loss experience will approximate its current estimates. In addition, various regulatory agencies review the Company's allowance for losses as an integral part of their examination process. Such agencies may require the Company to recognize additions to this allowance based on their judgment relating to information available to them at the time of their examinations.

CUSTOMER DEPOSITS

     As a primary part of the Company's business, deposits are gathered for purposes of funding loans and purchasing securities. The customer deposits at December 31, 1995, 1994 and 1993 were as follows:


                                      DECEMBER 31,
                             ------------------------------
                               1995       1994       1993
                             --------   --------   --------
                                 (DOLLARS IN MILLIONS)

Transaction accounts         $  387.6   $  379.4   $  425.0
Certificates of deposit       1,432.2    1,328.0    1,251.3
Brokered deposits                 ---        ---       18.0
                             --------   --------   --------
                             $1,819.8   $1,707.4   $1,694.3
                             ========   ========   ========


     The following table reflects the Bank's deposits of $100,000 or more by time remaining until maturity at December 31, 1995.

                                                      PASSBOOK, CHECKING AND
                                      CERTIFICATES        MONEY MARKET
                                       OF DEPOSIT           ACCOUNTS
                                      ------------    ----------------------
                                           (DOLLARS IN THOUSANDS)
Three months or less                    $ 62,808               $55,324
Over three through six months             85,567                   ---
Over six through twelve months            84,849                   ---
Over twelve months                       125,611                   ---
                                        --------               -------
   Total                                $358,835               $55,324
                                        ========               =======

     Increasing the value of its retail branch franchise is one of Bay View's primary objectives. The Company believes that a rational expansion of its retail deposit base, particularly transaction accounts, in Northern California will enhance its core earnings by lowering its cost of funds, increasing fee income and expanding opportunities for cross-selling products and services. In 1995, certificates of deposits increased by $104.2 million to $1.43 billion, primarily related to increases in 18-month certificates of deposit.

BORROWINGS

     The Company utilizes collateralized advances from the FHLBSF for purposes of funding loans. In addition, the Company utilizes other borrowings, on a collateralized and noncollateralized basis, such as securities sold under agreements to repurchase (reverse repurchase agreements). The following table sets forth certain information as to the Company's borrowings at the dates indicated.

                                                              DECEMBER 31,
                                                    --------------------------------
                                                      1995        1994        1993
                                                    --------   ----------   --------
                                                         (DOLLARS IN THOUSANDS)

Advances from FHLBSF                                $766,790   $  956,310   $719,600
Securities sold under agreements to repurchase       166,738      255,106     12,729
Capitalized lease                                      2,914        3,165      3,383
Note payable to commercial bank                        5,023        5,377      5,702
                                                    --------   ----------   --------
                                                    $941,465   $1,219,958   $741,414
                                                    ========   ==========   ========


     The decrease in borrowings for 1995 was primarily attributable to repayments from the proceeds related to the sale of $103.5 million of mortgage-backed securities available for sale and lower borrowing requirements. In addition, during the fourth quarter of 1995 the Company prepaid $45 million of its short-term advances from the FHLBSF as part of its asset/liability management strategy. For further discussion of the Company's asset/liability management strategies, see "Asset/Liability Management".

     The Bank is a member of the FHLBSF. As such, the Bank must purchase stock in the FHLBSF equal to the greater of one percent of residential mortgage loans or five percent of its borrowings. At December 31, 1995 and 1994, the investment in FHLBSF stock amounted to $39.5 million and $49.6 million, respectively. The Company maintained an excess borrowing capacity with the FHLBSF of approximately $385.7 million at December 31, 1995.

     The Company expects to continue to utilize collateralized advances from the FHLBSF as a source of funding. Advances can be fixed or variable rate, with maturities staggered in accordance with the Company's asset/liability strategies.

                          ASSET/LIABILITY MANAGEMENT


GENERAL

     The objective of the Company's asset/liability management activities is to improve earnings by adjusting the type and mix of assets and liabilities to effectively address changing conditions and risks. Through overall management of its balance sheet and by controlling various risks, the Company seeks to optimize its financial returns within safe and sound parameters. The Company's operating strategies for attaining this objective include:

  . Managing net interest margin through appropriate risk/return pricing of assets and liabilities

  . Controlling noninterest expense and enhancing noninterest income, utilizing improved information systems to facilitate the analysis of the profitability of individual business units and products

  . Increasing retail deposits as a percentage of interest-bearing liabilities and reducing the Company's cost of funds

  . Utilizing Bay View's strong capital position to boost the earnings power of the Bank through acquisition of higher yielding assets

  . Enhancing internal analysis capability for measuring, evaluating and monitoring risk


INTEREST RATE RISK

     Financial institutions are subject to interest rate risk to the degree that interest-bearing liabilities reprice or mature on a different basis and at different times than interest-earning assets. The Company's strategy has been to reduce the sensitivity of its earnings to interest rate fluctuations by more closely matching the effective maturities or repricing characteristics of its assets and liabilities. Certain assets and liabilities, however, may react in different degrees to changes in market interest rates. Further, interest rates on certain types of assets and liabilities may fluctuate prior to changes in market interest rates, while rates on other types may lag behind. Additionally, certain assets, such as adjustable rate mortgages, have features, including payment and rate caps, which restrict changes in their interest rates. The Company considers the anticipated effects of these factors when implementing its interest rate risk management objectives.

     The Company pursues balance sheet strategies that should, in the long run, mitigate the Bank's exposure to rising interest rates. The Company also considers other strategies to minimize the variability of the net interest margin including off-balance sheet activities. The Company uses interest rate swap agreements to reduce the interest rate fluctuation risk related to certain assets and liabilities. Interest rate swaps involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying notional amounts.

     In 1995, the Company sold $103.5 million of fixed rate mortgage-backed securities available for sale. The purpose of the sale was to reduce the Company's exposure to interest rate increases. In addition, during the fourth quarter of 1995, the Company reclassified $147.7 million of its mortgage-backed securities from held to maturity to available for sale as a result of adopting the implementation guide to SFAS 115. This reclassification will allow the Company to position these securities for potential sale, which will assist in the reduction of its interest rate risk exposure without tainting its remaining held to maturity portfolio.

     At December 31, 1995, the Company was party to interest rate swap agreements with notional principal amounts of $150.0 million and forward starting swaps with notional principal amounts of $150.0 million, which involve the receipt of floating interest rates (based on 3-month LIBOR) and payment of fixed interest rates on the underlying notional amounts.

     During the fourth quarter of 1995, the Company prepaid $45 million of its short-term high cost borrowings. In addition, the Company committed to prepay another $145 million of its short-term high cost borrowings in February 1996. As a result, the Company incurred a prepayment charge of $2.5 million (net of applicable income taxes). In conjunction with the prepayment of these borrowings, the Company entered into interest rate swap agreements with notional principal amounts of $50 million and forward starting swaps with notional principal amounts of $150 million. The impact of these actions is a reduction of the Company's interest rate risk exposure by prepaying its short-term high cost borrowings and replacing the prepayments with short-term lower cost borrowings. The interest rate swap agreements were used to provide interest rate risk protection for the short-term lower cost borrowings by matching the floating interest rate characteristics and lengthening their maturities.


INTEREST RATE SENSITIVITY

     The Company's interest rate risk policies are established and monitored by its Asset/Liability Committee ("ALCO"). The ALCO reviews the sensitivity of the Company's net interest income and market value of equity to interest rate changes.

     To measure the Company's interest rate sensitivity, a cumulative gap measure can be used to assess the impact of potential changes in interest rates on the net interest income. The repricing gap represents the net position of assets and liabilities subject to repricing in specified time periods. Assets and liabilities are categorized according to the expected repricing time frames based on management's judgment. A cumulative gap measure alone cannot be used to evaluate interest rate sensitivity because interest rate changes do not affect all categories of assets and liabilities equally or simultaneously. In measuring interest rate sensitivity, the Company also uses simulation modeling to estimate the potential effects of movements in interest rates. Interest rate risk sensitivity estimated by management, as measured by the change in the net portfolio value of equity as a percentage of the present value of assets from an immediate 200 basis point change in interest rates, declined to approximately 0.79% at December 31, 1995. The interest rate sensitivity was 3.02% at December 31, 1994.

     The following table sets forth information regarding asset and liability repricing at December 31, 1995. The comparative cumulative repricing gap at December 31, 1994 for under one year was 2.21%; over one to three years was (14.79%); over three to five years was (11.96%) and total cummulative was 2.61%.

                                                       REPRICING PERIOD
                                ---------------------------------------------------------------
                                  UNDER         OVER         OVER         OVER
                                   ONE     ONE TO THREE   THREE TO FIVE   FIVE
                                  YEAR         YEARS         YEARS        YEARS        TOTAL
                                ---------- ------------   -------------  -------     ----------
                                                    (DOLLARS IN THOUSANDS)
ASSETS
------
Cash and investments            $   82,210   $   2,000    $  45,000   $   1,000      $  130,210
Mortgage loans and
 mortgage-backed securities
 /(1)//(2)/                      1,867,463     245,767      149,252     495,868       2,758,350
Consumer loans /(2)/                30,280       1,775          456       2,258          34,769
                                ----------   ---------    ---------   ---------      ----------
Total interest rate
 sensitive assets/(3)/          $1,979,953   $ 249,542    $ 194,708   $ 499,126      $2,923,329
                                ==========   =========    =========   =========      ==========

LIABILITIES AND
 STOCKHOLDERS' EQUITY
---------------------
Deposits:
 Certificates of deposit        $1,197,172   $ 204,568    $  30,490   $     ---      $1,432,230
 Money market accounts             106,276         ---          ---         ---         106,276
 Checking accounts                 107,595         ---          ---         ---         107,595
 Passbook accounts                 173,739         ---          ---         ---         173,739
Borrowings                         669,184     196,075       56,206      20,000         941,465
                                ----------   ---------    ---------   ---------      ----------
Total interest rate
 sensitive liabilities          $2,253,966   $ 400,643    $  86,696   $  20,000      $2,761,305
                                ----------   ---------    ---------   ---------      ----------

Repricing gap-positive
 (negative) before
 impact of interest rate
 swaps                           $(274,013)  $(151,101)   $ 108,012   $  479,126
Impact of interest rate
 swaps                             300,000     (25,000)    (175,000)    (100,000)
                                ----------   ---------    ---------    ---------
   Cumulative repricing
    gap-positive (negative)        $25,987   $(150,114)   $(217,102)    $162,024
                                ----------   ---------    ---------    ---------
Cumulative repricing gap as
 a percentage of interest
 rate sensitive assets                0.89%      (5.14)%      (7.43)%       5.54%
                                 =========    =========   ==========   =========

/(1)/  Net of nonperforming assets.
/(2)/ Based on assumed annual prepayment and amortization rates which approximate the Company's historical experience.
/(3)/  Investments and mortgage-backed securities are at face value.

                    LIQUIDITY AND CAPITAL RESOURCES


LIQUIDITY

Bay View's primary sources of funds include:

  .  Customer deposits
  .  Advances from the FHLBSF
  .  Reverse repurchase agreements
  .  Loan and mortgage-backed securities repayments

The Company uses its liquidity resources principally as follows:

  .  Origination of mortgage loans
  . Funding the withdrawal of certificates of deposits and other deposit products
  . Repayment and/or refinance of maturing FHLBSF advances and reverse repurchase agreements

     The Company expects to fund, repay and/or refinance, on a timely basis, its commitments, short-term and long-term liabilities. During 1995, cash outflows from financing activities totaled $168.4 million primarily due to the net repayment of FHLBSF advances and reverse repurchase agreements of $189.5 million and $88.4 million, respectively, partially offset by cash flows from net deposit inflows and proceeds from the sale and principal repayments of mortgage-backed securities. In 1994, financing activities were primarily funded by net borrowings from the FHLBSF and reverse repurchase agreements totaling $236.7 million and $254.4 million, respectively.

     The following table sets forth the period ending balances for the Company's short-term FHLBSF advances, securities sold under agreements to repurchase, other short-term borrowings and the weighted average interest rate of total short-term borrowings:

                                                              DECEMBER 31,
                                                    ---------------------------------
                                                      1995        1994        1993
                                                    ---------   ---------   ---------
(DOLLARS IN THOUSANDS)

Advances from FHLBSF                                $486,940    $439,520    $164,000
Securities sold under agreements to repurchase       151,738     255,106      12,729
Other                                                    792         654         542
                                                    --------    --------    --------
Total short-term borrowings                         $639,470    $695,280    $177,271
                                                    ========    ========    ========

Weighted average interest rate of total
 short-term borrowings at period end                    6.56%       5.54%       7.40%
                                                    ========    ========    ========

     The following table sets forth the maximum outstanding balance of each type of short-term borrowings at any month-end during 1995, 1994 and 1993 and the average balances and weighted average interest rates on short-term borrowings for 1995, 1994 and 1993.

                                                        YEARS ENDED DECEMBER 31,
                                                    ---------------------------------
                                                      1995        1994        1993
                                                    ---------   ---------   ---------
                                                         (DOLLARS IN THOUSANDS)
Advances from FHLBSF                                $510,880    $451,720    $183,000
Securities sold under agreements to repurchase      $248,131    $271,486    $226,428
Other                                               $    792    $    654    $    542
Commercial mortgage-backed bonds                    $    ---    $    ---    $ 60,000
Average amount of total short-term borrowings
   outstanding during year                          $622,080    $475,231    $237,811
Weighted average interest rate of total
   short-term borrowings during year                    6.09%       5.66%       5.92%

     OTS regulations require savings institutions to maintain a specified liquidity ratio (presently 5.00%) of cash and specified securities to total customer deposits and borrowings due in one year or less. Historically, the Bank has maintained its liquid assets above the minimum requirements imposed by the OTS regulations and at a level believed adequate to meet requirements of normal banking activities, repayment of maturing debt and potential deposit outflows. The Bank maintained liquidity ratios of 5.26% and 5.17% for the months ended December 31, 1995 and 1994, respectively.


CAPITAL RESOURCES

     The OTS has established minimum capital standards for all savings institutions, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement.

     The Bank's regulatory capital at December 31, 1995 and 1994 exceeded the minimum requirements of each regulatory capital standard, both in effect on such dates and on a fully phased-in basis. The fully phased-in capital ratios become effective in 1996 when the total amount of nonqualifying investments in subsidiaries is required to be fully deducted from regulatory capital. Regulatory capital ratios of the Bank were as follows:

                                    DECEMBER 31,
                      -----------------------------------------
                                              FULLY
MINIMUM                ACTUAL     ACTUAL    PHASED-IN
CAPITAL STANDARD      REQUIRED     1995        1994       1995
----------------      ---------   -------   ----------   ------

Tangible                  1.50%     5.16%        5.87%    5.13%
Core (leverage)           3.00      5.28         6.07     5.25
Risk-based                8.00     10.51        12.29    10.46

     Under capital guidelines enacted in the Federal Deposit Insurance Corporation Improvement Act of 1991, the Bank meets the criteria for the "well capitalized" standard. This designation requires that the risk-based capital ratio be at least 10%, the tier one risk-based capital ratio be at least 6%, and the core (leverage) ratio be at least 5%. Such ratios for the Bank at December 31, 1995 were 10.51%, 9.25% and 5.28%, respectively.

     In August 1993, the OTS issued a final rule for the calculation of an interest rate risk component for institutions with a greater than "normal" (i.e., greater than 2%) level of interest rate risk exposure. Currently, the OTS has deferred implementation of the interest rate risk component. At December 31, 1995, if the interest risk component regulation had been implemented, the Bank would not have been subject to an interest rate risk capital deduction for risk-based capital purposes.

     During 1995, the Company announced its intention to acquire up to 600,000 shares of its common stock. As of December 31, 1995, the Company has repurchased 305,000 shares in the open market. Subsequent to December 31, 1995, the Company further increased its planned acquisition of its common stock to up to 800,000 shares. Management intends to reduce the Company's excess capital position, including the evaluation of all available capital redeployment opportunities.


IMPACT OF NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued in March 1995, with implementation required for fiscal years beginning after December 15, 1995. SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. SFAS 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The financial statement impact of adopting SFAS 121 is not expected to be material.

     Statement of Financial Accounting Standards No. 122 ("SFAS 122"), "Accounting for Mortgage Servicing Rights" was issued in May 1995, with implementation required for fiscal years beginning after December 15, 1995. SFAS 122 amends Statement of Financial Accounting Standards No. 65, " Accounting for Certain Mortgage Banking Activities," to require capitalization of mortgage servicing rights purchased or mortgage servicing rights retained in transactions for a mortgage banking enterprise that sells or securitizes mortgage loans. SFAS 122 also requires that mortgage banking enterprises assess their capitalized mortgage servicing rights for impairment based on the fair value of the rights on a disaggregated basis. The financial statement impact of adopting SFAS 122 is not expected to be material.

     In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation" with implementation required for fiscal years beginning after December 15, 1995. The scope of SFAS 123 includes all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock.
SFAS 123 also applies    to transactions in which an entity issues its equity
instruments to acquire goods or services from nonemployees. These transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The compensation cost is measured at the grant date based on the value of the award and is recognized over the service period which is usually the vesting period.

     The Company accounts for stock option plans using the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire stock. The Company's stock option plans have no intrinsic value at grant date, and under APB 25 no compensation cost is recognized.

     The disclosure requirements of SFAS 123 are effective for financial statements for fiscal years beginning after December 15, 1995. SFAS 123 requires pro forma disclosures for entities that elect to continue to measure compensation cost using APB 25 which must include effects of all awards granted on net income and earnings per share for fiscal years beginning after December 15, 1994. The Company has determined that it will continue to account for its stock options under APB 25. As a result, when adopted by the Company, the financial statement impact of SFAS 123 is not expected to be material.


IMPACT OF INFLATION AND CHANGING PRICES

     The Company's consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time, due to the fact that almost all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than general levels of inflation. Interest rates do not necessarily move in the same direction or magnitude as the prices of goods and services.

SUBSEQUENT EVENTS

     In February 1996, the Company and CTL Credit, Inc. ("CTLC") signed a definitive agreement under which the Company will acquire CTLC. Under the terms of the definitive agreement, CTLC shareholders will receive $18.00 per share in cash for each share of common stock held or an aggregate price of approximately $65.0 million including acquisitions costs. The acquisition of CTLC will be accounted for as a purchase and is expected to be completed by June 30, 1996. The transaction is subject to the approval of CTLC shareholders and all applicable regulatory authorities.

     CTLC is the holding company for California Thrift & Loan, which had $496 million in assets at December 31, 1995. California Thrift & Loan underwrites and purchases primarily high quality, high yielding consumer loans and has successfully carved out a niche in the increasingly competitive auto finance industry. It is headquartered in Santa Barbara, California and operates 19 offices throughout California and the United States.

     Management believes this acquisition is consistent with its strategic focus in that it allows the redeployment of the Company's excess capital, improves the attractiveness of the Bank's community banking franchise and expands the consumer credit origination capabilities. This transaction is expected to immediately enhance earnings per share and provide significant earnings per share growth opportunities beyond 1996.


FORWARD-LOOKING STATEMENTS

     When used in this Form 10-K, in future SEC filings or in press releases or other written or oral communications, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act
of 1995.   The Company cautions that such forward looking statements speak only as of the date made and that various factors including regional and national economic conditions, changes in levels of market interest rates, credit and other risks of lending and investment activities, and competitive and regulatory factors could affect the Company's financial performance and could cause actual results for future periods to differ materially from those anticipated or projected.

     The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------  -------------------------------------------

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                  DECEMBER 31,
                                                                            ------------------------
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                                 1995          1994
----------------------------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents:
 Cash and due from depository institutions                                  $   24,144    $   21,750
 Interest-bearing deposits and federal funds sold                               18,616         4,442
----------------------------------------------------------------------------------------------------
                                                                                42,760        26,192
Loans and securities available for sale:
  Loans receivable                                                                 ---           704
 Mortgage-backed securities                                                    149,778       108,856
 Investment securities                                                           8,035           980
Securities held to maturity:
 Mortgage-backed securities, net of allowance for losses:
   1995, $930; 1994, $1,574                                                    581,600       812,824
 Investment securities                                                          39,928        31,861
Loans receivable held for investment, net of allowance for losses:
  1995, $30,014; 1994, $29,115                                               2,062,268     2,053,859
Investment in stock of the Federal Home Loan Bank of San Francisco              39,450        49,646
Real estate owned, net of allowance for losses: 1995, none; 1994, $726          24,476        13,529
Premises and equipment, net                                                     16,184        23,208
Core deposit premiums and goodwill (intangibles assets)                          5,835         9,779
Other assets                                                                    34,182        35,091
----------------------------------------------------------------------------------------------------
  Total Assets                                                              $3,004,496    $3,166,529
====================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Customer deposits                                                           $1,819,840    $1,707,376
Advances from the Federal Home Loan Bank of San Francisco                      766,790       956,310
Securities sold under agreements to repurchase                                 166,738       255,106
Other borrowings                                                                 7,937         8,542
Other liabilities                                                               35,214        21,880
----------------------------------------------------------------------------------------------------
  Total Liabilities                                                          2,796,519     2,949,214

Commitments and Contingencies (Note 16)
Stockholders' equity:
 Serial preferred stock: authorized, 7,000,000 shares;
  outstanding: none                                                                ---           ---
 Common stock ($.01 par value) authorized, 20,000,000 shares;
   outstanding: 1995, 7,101,590 shares; 1994, 7,167,974 shares                      71            72
 Additional paid-in capital                                                     97,646        92,630
 Retained earnings (substantially restricted)                                  115,966       133,624
 Unrealized gain (loss) on securities available for sale (net of tax)             (683)       (3,634)
Debt of Employee Stock Ownership Plan                                           (5,023)       (5,377)
----------------------------------------------------------------------------------------------------
  Total Stockholders' Equity                                                   207,977       217,315
----------------------------------------------------------------------------------------------------
  Total Liabilities and Stockholders' Equity                                $3,004,496    $3,166,529
====================================================================================================

See accompanying Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEARS ENDED DECEMBER 31,
----------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                 1995      1994        1993
----------------------------------------------------------------------------------------------
Interest income:
 Interest on loans receivable                                $155,853    $131,783    $145,361
 Interest on mortgage-backed securities                        54,236      61,111      43,038
 Interest and dividends on investments                          6,374       4,432       3,127
----------------------------------------------------------------------------------------------
                                                              216,463     197,326     191,526
----------------------------------------------------------------------------------------------
Interest expense:
 Interest on customer deposits                                 93,398      66,424      68,075
 Interest on borrowings                                        67,149      63,977      53,775
----------------------------------------------------------------------------------------------
                                                              160,547     130,401     121,850
----------------------------------------------------------------------------------------------

Net interest income                                            55,916      66,925      69,676
Provision for losses on loans and securities                    4,600       3,407       7,031
----------------------------------------------------------------------------------------------
Net interest income after provision for losses                 51,316      63,518      62,645
----------------------------------------------------------------------------------------------
Noninterest income:
 Loan fees and charges                                          3,691       4,537       5,044
 Gain (loss) on sale of assets                                 (2,194)        (41)      1,091
 Rental income from premises                                      781         809         835
 Other, net                                                     4,180       3,273       2,586
----------------------------------------------------------------------------------------------
                                                                6,458       8,578       9,556
----------------------------------------------------------------------------------------------
Noninterest expense:
 General and administrative:
Compensation and employee benefits                             25,148      25,268      23,660
Office occupancy and equipment                                  8,658       8,436       7,696
Deposit insurance premiums and regulatory fees                  4,473       4,813       3,674
Data processing service bureau                                  1,683       1,701       2,373
Other, net                                                      9,954       7,069       9,468
----------------------------------------------------------------------------------------------
                                                               49,916      47,287      46,871
 Writedown of corporate office complex                          7,100         ---         ---
 Real estate owned operations, net                             (1,081)        (95)          1
 Provision for losses on real estate                              749         145         819
 Writedown of intangible assets                                 1,612         ---         ---
 Amortization of intangible assets                              2,332       2,418       2,104
----------------------------------------------------------------------------------------------
                                                               60,628      49,755      49,795
----------------------------------------------------------------------------------------------
Income (loss) before income tax expense (benefit)
 and extraordinary items                                       (2,854)     22,341      22,406
Income tax expense (benefit)                                     (708)      7,828       9,765
----------------------------------------------------------------------------------------------
Income (loss) before extraordinary items                       (2,146)     14,513      12,641
Extraordinary items - penalties for prepayment of debt,
 net of tax: 1995, $1,878; 1993, $97                           (2,544)        ---        (132)
----------------------------------------------------------------------------------------------
Net income (loss)                                            $ (4,690)   $ 14,513    $ 12,509
==============================================================================================
Primary earnings per share:
 Income (loss) before extraordinary items                      $(0.29)      $2.02       $1.80
 Extraordinary items                                            (0.35)        ---       (0.02)
----------------------------------------------------------------------------------------------
 Net income (loss)                                             $(0.64)      $2.02       $1.78
==============================================================================================

See accompanying Notes to Consolidated Financial Statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                     UNREALIZED
                                                                                         GAIN
                                                                                      (LOSS) ON      DEBT OF
                                                                                      SECURITIES      EMPLOYEE
                                     NUMBER               ADDITIONAL                  AVAILABLE        STOCK              TOTAL
(DOLLARS IN THOUSANDS EXCEPT           OF       COMMON      PAID-IN      RETAINED      FOR SALE      OWNERSHIP         STOCKHOLDERS'
 PER SHARE AMOUNTS)                  SHARES      STOCK      CAPITAL      EARNINGS*   (NET OF TAX)       PLAN             EQUITY
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1992         6,870         $ 69      $87,722      $115,078         ---         $(6,000)            $196,869
Common stock issued:
 Exercise of stock options             185            2        3,003           ---         ---             ---                3,005
Cash dividends declared
  ($.60 per share)                     ---          ---          ---        (4,193)        ---             ---               (4,193)
Unrealized gain (net of tax)           ---          ---          ---           ---     $ 2,488             ---                2,488
Repayment of debt                      ---          ---          ---           ---         ---             298                  298
Net income for 1993                    ---          ---          ---        12,509         ---             ---               12,509
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993         7,055           71       90,725       123,394       2,488          (5,702)             210,976
Common stock issued:
 Exercise of stock options             113            1        1,905           ---         ---             ---                1,906
Cash dividends declared
  ($.60 per share)                     ---          ---          ---        (4,283)        ---             ---               (4,283)
Change in unrealized loss
 (net of tax)                          ---          ---          ---           ---      (6,122)            ---               (6,122)
Repayment of debt                      ---          ---          ---           ---         ---             325                  325
Net income for 1994                    ---          ---          ---        14,513         ---             ---               14,513
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994         7,168           72       92,630       133,624      (3,634)         (5,377)             217,315
Repurchase of common stock            (305)          (3)         ---        (8,574)        ---             ---               (8,577)
Common stock issued:
 Exercise of stock options,
  including tax benefits               239            2        5,016           ---         ---             ---                5,018
Cash dividends declared
 ($.60 per share)                      ---          ---         ---         (4,394)        ---             ---               (4,394)
Change in unrealized loss
 (net of tax)                          ---          ---         ---            ---       2,951             ---                2,951
Repayment of debt                      ---          ---         ---            ---         ---             354                  354
Net loss for 1995                      ---          ---         ---         (4,690)        ---             ---               (4,690)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995         7,102         $ 71     $97,646       $115,966       $(683)        $(5,023)            $207,977
===================================================================================================================================

* Substantially restricted

See accompanying Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              YEARS ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                                     1995         1994         1993
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                        $ (4,690)   $  14,513    $  12,509
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
  Writedown of corporate office complex                                     7,100          ---          ---
  Writedown of intangible assets                                            1,612          ---          ---
  Loans originated for sale                                                   ---      (16,401)     (63,205)
  Proceeds from loans sold                                                    135       11,798       54,657
  Proceeds from loans securitized and sold                                    ---       10,034        2,555
  Provision for losses                                                      5,349        3,552        7,850
  Depreciation and amortization of premises and equipment                   3,079        3,128        2,709
  Amortization of intangibles                                               2,332        2,419        2,104
  Amortization of deferred loan fees (costs)                                  452       (1,558)      (1,726)
  Decrease in capitalized excess servicing fees                               853        1,373        2,103
  Amortization of premiums, net of discounts                                4,343        6,220        6,224
  (Gain) loss on sale of assets                                             2,194           41       (1,091)
  Increase in other assets                                                 (1,722)        (715)      (2,238)
  Increase (decrease) in other liabilities                                  6,991        4,923         (265)
Other, net                                                                   (867)      (4,283)        (182)
------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                27,161       35,044       22,004
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in loans resulting from originations,
 net of principal payments                                                (31,575)    (294,592)     183,164
Purchases of loans                                                        (12,928)      (5,352)     (34,844)
Principal payments on mortgage-backed securities                           88,580      203,255      279,017
Purchases of mortgage-backed securities                                       ---     (411,269)    (641,978)
Proceeds from sale of mortgage-backed securities available for sale       101,242          ---       85,636
Proceeds from maturities of investment securities                          17,000        5,000       12,005
Purchase of investment securities                                         (32,000)     (31,843)         ---
Proceeds from sale of investment securities available for sale                ---        5,317          ---
Investments in real estate                                                    ---          ---          (94)
Proceeds from sale of real estate                                          20,435       23,906       17,345
Net additions to premises and equipment                                    (3,155)      (5,217)      (4,513)
(Increase) decrease in stock of FHLBSF                                     10,196      (11,509)         293
------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) investing activities                     157,795     (522,304)    (103,969)
------------------------------------------------------------------------------------------------------------



                                                                                             YEARS ENDED DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                                                     1995         1994         1993
-----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net deposit inflows (outflows)                                                           $ 112,464    $  13,113    $(166,470)
Purchases of deposits                                                                          ---          ---      424,150
Sale of deposits                                                                               ---          ---      (51,669)
Proceeds from advances from Federal Home Loan Bank of San Francisco                        480,000      519,110      245,100
Repayment of advances from Federal Home Loan Bank of San Francisco                        (669,520)    (282,400)    (294,100)
Repurchase of common stock                                                                  (2,279)         ---          ---
Repayment of capital market debt                                                               ---          ---      (60,000)
Proceeds from reverse repurchase agreements                                                166,738      376,960          ---
Repayment of reverse repurchase agreements                                                (255,106)    (122,530)         ---
Net change in borrowings                                                                      (605)     (12,596)     (34,065)
Proceeds from issuance of common stock                                                       4,294        1,906        3,005
Dividends paid to stockholders                                                              (4,374)      (4,266)      (4,166)
----------------------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) financing activities                                      (168,388)     489,297       61,785
----------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                        16,568        2,037      (20,180)
Cash and cash equivalents at beginning of year                                              26,192       24,155       44,335
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                                 $  42,760    $  26,192    $  24,155
============================================================================================================================
Cash paid during the year for:
 Interest                                                                                $  80,226    $  58,806    $  51,061
 Income taxes                                                                                4,450        4,584        8,756
============================================================================================================================

Supplemental noncash investing and financing activities:
 Loans transferred to real estate owned                                                  $  31,070    $  19,706    $  17,166
 Transfer of mortgage-backed securities from held to maturity to available for sale        147,661          ---      209,060
 Repurchase of common stock                                                                  6,298          ---          ---
 Mortgage-backed securities acquired in exchange for securitized loans                         ---       10,034        2,555
 Loans originated to sell real estate owned                                                  8,905        1,550        2,422
============================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

          The accompanying consolidated financial statements include the accounts of the Company, a holding company incorporated in Delaware, and its principal subsidiary: Bay View Federal Bank, A Federal Savings Bank (the "Bank"), operating in California. All significant intercompany accounts and transactions have been eliminated. As used herein, the "Company" means the Company and its consolidated subsidiaries unless the context requires otherwise.


NATURE OF OPERATIONS

          The Company operates 27 branches in the San Francisco Bay Area. The Company's primary business is originating single family, multifamily and nonresidential loans to customers who are predominately small to middle market businesses and middle income individuals.


USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


CASH AND CASH EQUIVALENTS

          For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.


LOANS RECEIVABLE

          Loans receivable are recorded at cost, net of discounts, net deferred loan origination fees and allowance for loan losses. Loans receivable held for investment are not adjusted to the lower of cost or market because it is management's intention, and the Company has the ability, to hold these loans to maturity. Interest on loans is accrued as income only to the extent considered collectible. Generally, the Company discontinues interest accruals on loans 90 days or more past due.

          The Company identifies loans that are expected to be sold or which foreseeably may be sold prior to maturity. These loans are classified as available for sale and are recorded at the lower of cost or market. Loans originated or purchased are identified as either available for sale or held to maturity at, or soon after, origination or purchase and accounted for accordingly. Market values for loans available for sale are based on prices for similar loans in the secondary loan market. Loans available for sale are carried at the lower of cost or market on an aggregate basis by property type.

          The Company charges fees for originating loans. The Company recognizes loan origination fees, net of certain direct costs, as an adjustment of loan yield over the life of the related loan using the interest method. Amortization of net deferred loan origination fees is discontinued on nonperforming loans. When a loan is sold or paid off, any unamortized net loan origination fees are included in income.

          Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No 114 ("SFAS 114"), "Accounting by Creditors for Impairment of a Loan" as amended by Statement of Financial Accounting Standards No. 118 ("SFAS 118"), "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". SFAS 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. SFAS 118 allows a creditor to use existing methods for recognizing interest income on an impaired loan and also amends disclosure requirements in SFAS 114. The Company had previously measured loan impairment in accordance with the methods prescribed in SFAS 114. As a result, the impact of adopting SFAS 114 was not material.


LOAN SALES AND SERVICING

          Gains or losses on sales of loans are recognized at the time of sale. When a participating interest in loans sold has an average contractual interest rate, adjusted for normal servicing fee, which differs from the agreed yield to the purchaser, the sales price is adjusted by an amount equal to the present value of such differential over the estimated remaining life of such loans. Any resulting net premium or discount is amortized over the estimated life of the loan as a charge or credit to interest income using a method approximating the interest method. The aggregate amount of unamortized premiums arising from loan sales (capitalized excess servicing fees) is included in other assets. The Company periodically reviews its estimates relating to the remaining lives of loans sold. Capitalized excess servicing fees are adjusted for significant increases in prepayments of such loans and other changed circumstances.


ALLOWANCE FOR LOAN LOSSES

          An allowance for loan losses is maintained at an amount that management deems adequate to cover estimated losses and is continually reviewed and adjusted. The Company adheres to an internal asset review system and loan loss reserve methodology. In determining charge-offs for specific loans, management evaluates its loans on an individual basis. Such evaluations include an analysis of creditworthiness, cash flows and financial status of the borrower, and current appraisals. In determining overall valuation allowance levels to be maintained, management evaluates many factors including: prevailing and anticipated economic conditions; historical loss experience; the composition of the loan portfolio by property type; the levels and trends of classified loans and loan delinquencies.

          While management uses currently available information to provide for losses on loans, additions to the allowance may be necessary based on new information and/or future economic conditions. When the property collateralizing a delinquent mortgage loan is foreclosed on by the Company and transferred to real estate acquired through foreclosure in settlement of loans, the difference between the loan balance and the fair value of the property less estimated selling costs is charged-off against the allowance for loan losses.


SECURITIES

          Statement of Financial Accounting Standards No. 115 ("SFAS 115"),"Accounting for Certain Investments in Debt and Equity Securities" establishes the classification of investments into three categories: held to maturity, available for sale and trading. Securities held to maturity are recorded at amortized cost because it is management's intention, and the Company has the ability to hold them to maturity. Securities available for sale are reported at fair value. Fair values for securities are obtained principally from published information or from quotes by registered securities brokers. Securities for which quotes are not readily available are valued based on the present value of discounted estimated future cash flows. The Company does not have a trading portfolio.

          Securities are identified as either available for sale or held to maturity at, or soon after, purchase and accounted for accordingly. Net unrealized gains and losses on securities available for sale are excluded from earnings and reported net of applicable income taxes as a separate component of stockholders' equity until realized. Gains and losses on sales of securities are recorded in earnings at the time of sale and are determined by the difference between the net sale proceeds and the amortized cost of the security, using specific identification.

          Discounts and premiums on securities are amortized using a method approximating the interest method over the estimated life of the security, adjusted for actual prepayments. Interest on securities is accrued as income only to the extent considered collectible.

          In November 1995, the Financial Accounting Standards Board ("FASB") issued "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities -Questions and Answers ("Special Report")." The Special Report was issued as an aid in understanding and implementing SFAS 115. For companies that adopted SFAS 115 in financial statements issued prior to the issuance of this Special Report, if the effects of initially adopting this implementation guidance resulted in reclassification of securities between categories, they should be accounted for as transfers in accordance with SFAS 115. As a result, concurrent with the initial adoption of this implementation guidance, the Bank reassessed the appropriateness of the classifications of all securities held at that time and, in December 1995, reclassified $147.7 million in mortgage-backed securities from held to maturity to available for sale. The transfer was recorded at fair value of $146.0 million with $981,000 of unrealized losses (net of tax) recorded as a separate component of stockholders' equity.


REAL ESTATE OWNED

          Real estate owned comprises real estate acquired through foreclosure and is recorded at the lower of cost or fair value less estimated costs to sell.

PREMISES AND EQUIPMENT

          Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line basis over the appropriate estimated useful lives for each of the various asset categories.


CORE DEPOSIT PREMIUMS AND GOODWILL (INTANGIBLE ASSETS)

          Core deposit premiums arise from the acquisition of deposits and are amortized on a straight-line basis over the estimated life of the deposit base acquired, generally eight years. The Company continually evaluates the periods of amortization to determine whether later events and circumstances warrant revised estimates of useful lives. In addition, the market value of core deposit premiums is established on an annual basis to determine its includability as a component of regulatory capital and to evaluate the recoverability of its carrying value.

          During the fourth quarter of 1995, core deposit premiums of $854,000 were written-off for the year ended December 31, 1995 resulting from an impairment in the value of core deposit premiums that was attributable to higher than expected decay rates in the customer deposits acquired. The balance of core deposit premiums will be subsequently amortized over its remaining useful life. There were no core deposit premiums written-off for the years ended December 31, 1994 and 1993. Amortization expense for core deposit premiums was $1.9 million, $2.0 million and $1.7 million for the years ended December 31, 1995, 1994 and 1993, respectively.

          Goodwill represents the excess of cost over fair value of the net assets acquired. Goodwill is amortized to expense over a period no greater than the estimated remaining life of the long-term interest-bearing assets acquired. If the assets acquired do not include a significant amount of long-term interest-bearing assets, goodwill is amortized over a period that does not exceed the estimated remaining life of the existing customer deposit base. Goodwill is amortized on a straight-line basis over a period of 17 years. If it is probable that the estimated undiscounted future cash flows will be less than the carrying amount of goodwill, a reduction of the carrying amount is recorded. Amortization expense for goodwill was $396,000 for each of the years ended December 31, 1995, 1994 and 1993.

          During the fourth quarter of 1995, the Bank decided to sell or exchange of certain of its acquired branches for which goodwill was recorded in 1981. Based on the offers received and management's estimates of the undiscounted future cash flows, the remaining unamortized goodwill was written-off because management believes that the goodwill could no longer be assured of recovery. Goodwill of $758,000 was written-off for the year ended December 31, 1995. There was no goodwill written-off for the years ended December 31, 1994 and 1993.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

          The Company enters into sales of securities under agreements to repurchase (reverse repurchase agreements). Reverse repurchase agreements are considered financings, and the obligations to repurchase securities are reflected as liabilities, while the securities underlying the agreements are included in the Company's securities portfolio and recorded as assets.

INCOME TAXES

          Income taxes are accounted for under the asset and liability method. Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

INTEREST RATE EXCHANGE AGREEMENTS

          Interest rate exchange agreements are sometimes used by the Company to manage its interest rate risk by more closely matching the repricing characteristics of certain assets and liabilities. The net interest differential resulting from interest rate exchange agreements is recorded as incurred.

EARNINGS (LOSS) PER SHARE

          Loss per share for 1995 was calculated using the weighted average number of common shares outstanding. Earnings per share for 1994 and 1993 were calculated using weighted average number of common shares outstanding including common stock equivalents which consist of certain outstanding stock options. The average number of shares outstanding for 1995 was 7,293,492. The average number of shares outstanding (including common stock equivalents) for 1994 and 1993 were 7,180,880 and 7,035,991 shares, respectively. The Company has not separately reported fully diluted earnings per share as it is not materially different from primary earnings per share.

RECLASSIFICATIONS

          Certain reclassifications of prior period balances have been made to conform with current year presentation.


2. CASH AND CASH EQUIVALENTS

The following is a summary of cash and cash equivalents:

                                           DECEMBER 31,
                                      ----------------------
                                         1995        1994
                                      ----------   ---------
                                      (DOLLARS IN THOUSANDS)
Noninterest-earning deposits due
 from depository institutions            $24,144     $21,750
Interest-earning deposits                  2,366       2,042
Federal funds sold                        16,250       2,400
                                         -------     -------
                                         $42,760     $26,192
                                         =======     =======

          Generally, the Company's banking depositories either pay interest on deposits or apply an imputed interest credit to deposit balances which is used as an offset to charges for banking services rendered. Cash balances required to be held at the Federal Reserve Bank totaled approximately $5.7 million and $4.7 million at December 31, 1995 and 1994, respectively. The Company does not maintain compensating balances or have lines of credit with banks.

3. INVESTMENT SECURITIES

Investment securities are summarized as follows:

                                                                             DECEMBER 31, 1995
                                                         ---------------------------------------------------------
                                                                               GROSS UNREALIZED
                                                         AMORTIZED         ------------------------        FAIR
                                                           COST             GAINS         (LOSSES)        VALUE
                                                         ---------         ---------       --------      ---------
                                                                          (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE
Federal Home Loan Mortgage Corporation and
 Student Loan Mortgage Association notes                   $ 7,000             ---            ---          $ 7,000
Federal Home Loan Mortgage Corporation
 preferred stock                                             1,000              35            ---            1,035
                                                           -------             ---           ----          -------
                                                           $ 8,000             $35           $---          $ 8,035
                                                           =======             ===           ====          =======
                                                                             DECEMBER 31, 1995
                                                         ---------------------------------------------------------
                                                                               GROSS UNREALIZED
                                                         AMORTIZED         ------------------------        FAIR
                                                           COST             GAINS         (LOSSES)        VALUE
                                                         ---------         ---------       --------      ---------
                                                                          (DOLLARS IN THOUSANDS)
HELD TO MATURITY
Federal Home Loan Mortgage
Corporation debentures                                     $ 9,988             ---          $  (4)         $ 9,984
Federal Home Loan Mortgage Corporation notes                24,940              45            ---           24,985
Federal Farm Credit Bank callable note                       5,000             ---            ---            5,000
                                                           -------             ---           ----          -------
                                                           $39,928             $45           $ (4)         $39,969
                                                           =======             ===           ====          =======

                                                                             DECEMBER 31, 1994
                                                         ---------------------------------------------------------
                                                                               GROSS UNREALIZED
                                                         AMORTIZED         ------------------------        FAIR
                                                           COST             GAINS         (LOSSES)        VALUE
                                                         ---------         ---------       --------      ---------
                                                                          (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE
Federal Home Loan Mortgage Corporation
 preferred stock                                           $ 1,000             ---           $(20)         $   980
                                                           =======             ===           ====          =======

                                                                             DECEMBER 31, 1994
                                                         ---------------------------------------------------------
                                                                               GROSS UNREALIZED
                                                         AMORTIZED         ------------------------        FAIR
                                                           COST             GAINS         (LOSSES)        VALUE
                                                         ---------         ---------       --------      ---------
                                                                          (DOLLARS IN THOUSANDS)
HELD TO MATURITY
Federal Home Loan Mortgage Corporation and
Federal National Mortgage Association
  notes and debentures                                     $21,938             ---        $(1,119)         $20,819
Other securities (rated investment grade)                    9,923             ---           (493)           9,430
                                                           -------             ---        -------          -------
                                                           $31,861             $--        $(1,612)         $30,249
                                                           =======             ===        =======          =======

          The weighted average yield of investment securities available for sale and held to maturity at December 31, 1995 was 7.19% and 6.58%, respectively. The weighted average yield of investment securities available for sale and held to maturity at December 31, 1994 was 7.90% and 6.38%, respectively.

          There were no sales of investment securities during 1995 and 1993. During 1994, proceeds from sales of investment securities available for sale were $5.3 million. Gross gains of $171,000 were realized on those sales.

          The following table sets forth the contractual maturities and amortized cost of the Company's investment securities as of December 31, 1995.


                                                     ONE YEAR THR         ONE YEAR THROUGH
                                                    WITHIN ONE YEAR          FIVE YEARS            TOTAL
                                               ----------------------   ------------------   -------------------
                                                            WEIGHTED              WEIGHTED              WEIGHTED
                                                             AVERAGE              AVERAGE               AVERAGE
                                                 AMOUNT       YIELD      AMOUNT    YIELD     AMOUNT      YIELD
                                              -----------   --------   -------   ---------   -------   ---------
                                                                      (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE
Federal Home Loan Mortgage Corporation         $   ---       ---%      $ 2,000       7.67%   $ 2,000       7.67%
Student Loan Mortgage Association notes            ---       ---         5,000       7.00      5,000       7.00
                                               -------     -----       -------      -----    -------      -----
Total                                          $   ---       ---%      $ 7,000       7.19%   $ 7,000       7.19%
                                               -------     -----       -------      -----    -------      -----
HELD TO MATURITY
Federal Home Loan Mortgage Corporation
  debentures                                   $  ---        ---%      $ 9,988       6.15%   $ 9,988       6.15%
Federal Home Loan Bank callable note              ---        ---        24,940       6.79     24,940       6.79
Federal Farm Credit Bank callable note            ---        ---         5,000       6.40      5,000       6.40
                                               -------     -----       -------      -----    -------      -----
Total                                          $  ---        ---%      $39,928       6.58%   $39,928       6.58%
                                               =======     =====       =======      =====    =======      =====

     The Company's investment in FHLMC preferred stock has no scheduled maturity and is redeemable in whole or in part after June 30, 1997 at the option of FHLMC.

4. MORTGAGE-BACKED SECURITIES

Mortgage-backed securities are summarized as follows:

                                                                                 DECEMBER 31, 1995
                                                                -------------------------------------------------------
                                                                                        GROSS UNREALIZED
                                                                  AMORTIZED         -----------------------      FAIR
                                                                    COST              GAINS       (LOSSES)      VALUE
                                                                -----------        -----------   ----------    --------
                                                                                   (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE
Federal Home Loan Mortgage Corporation                            $ 13,457            $ ---      $   (199)     $ 13,258
Federal National Mortgage Association                              113,543              ---        (1,135)      112,408
Government National Mortgage Association                            24,000              482          (370)       24,112
                                                                  --------             ----       -------      --------
                                                                  $151,000             $482       $(1,704)     $149,778
                                                                  ========             ====      ========      ========
                                                                                 DECEMBER 31, 1995
                                                                -------------------------------------------------------
                                                                                        GROSS UNREALIZED
                                                                  AMORTIZED         -----------------------      FAIR
                                                                    COST              GAINS       (LOSSES)      VALUE
                                                                -----------        -----------   ----------    --------
                                                                                   (DOLLARS IN THOUSANDS)
HELD TO MATURITY

Federal Home Loan Mortgage Corporation                            $242,839             $173       $(3,224)    $239,788
Federal National Mortgage Association                              329,090              242        (4,035)     325,297
Government National Mortgage Association                               893               31           ---          924
Financial institutions and financial intermediaries                  6,128              460            (1)       6,587
Other nonrated, nonresidential real estate                           3,580              ---          (855)       2,725
                                                                  --------             ----       -------     --------
                                                                  $582,530             $906       $(8,115)    $575,321
                                                                                       ====       =======     ========
Allowance for losses                                                  (930)
                                                                  --------
                                                                  $581,600
                                                                  ========
                                                                                 DECEMBER 31, 1994
                                                                -------------------------------------------------------
                                                                                        GROSS UNREALIZED
                                                                  AMORTIZED         -----------------------      FAIR
                                                                    COST              GAINS       (LOSSES)      VALUE
                                                                -----------        -----------   ----------    --------
                                                                                   (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE

Federal Home Loan Mortgage Corporation                            $ 70,301             $240      $(3,999)      $ 66,542
Federal National Mortgage Association                               40,647               18       (2,968)        37,697
Government National Mortgage Association                             3,937              385          ---          4,322
Financial institutions and financial intermediaries                    266               29          ---            295
                                                                  --------             ----      -------       --------
                                                                  $115,151             $672      $(6,967)      $108,856
                                                                  ========             ====      =======       ========


                                                                                      DECEMBER 31, 1994
                                                                     --------------------------------------------------
                                                                                         GROSS UNREALIZED
                                                                      AMORTIZED     -----------------------      FAIR
                                                                         COST        GAINS         (LOSSES)     VALUE
                                                                     ------------   ------        ---------    --------
                                                                                    (DOLLARS IN THOUSANDS)
HELD TO MATURITY
Federal Home Loan Mortgage Corporation                                 $292,564       $ 38        $(25,064)    $267,538
Federal National Mortgage Association                                   486,883        116         (47,021)     439,978
Government National Mortgage Association                                 23,446        ---          (2,571)      20,875
Financial institutions and financial intermediaries                       6,497        338             (39)       6,796
Other nonrated, nonresidential real estate                                5,008        ---          (2,067)       2,941
                                                                       --------       ----         --------    --------
                                                                       $814,398       $492         $(76,762)   $738,128
                                                                       ========       ====         ========    ========
Allowance for losses                                                     (1,574)
                                                                       --------
                                                                       $812,824
                                                                       ========

          The weighted average yield of mortgage-backed securities available for sale and held to maturity at December 31, 1995 was 6.72% and 6.58%, respectively. The weighted average yield of mortgage-backed securities available for sale and held to maturity at December 31, 1994 was 7.62% and 6.69%, respectively.

          Adjustable rate mortgage-backed securities included above totaled $725,000 at December 31, 1995 and $789,000 at December 31, 1994. The Company uses mortgage-backed securities as full or partial collateral for borrowings. The total amount of pledged mortgage-backed securities at December 31, 1995 and 1994 was $551.1 million and $679.5 million, respectively.

          Proceeds from sales of mortgage-backed securities available for sale during 1995 were $101.2 million. Gross gains of $688,000 and gross losses of $2.90 million were realized on those sales. There were no sales of mortgage-backed securities in 1994. Proceeds from sales of mortgage-backed securities available for sale during 1993 were $85.6 million. Gross gains of $2.0 million and gross losses of $451,000 were realized on those sales.

          The following table sets forth the Company's mortgage-backed securities portfolio as of December 31, 1995 with related remaining contractual terms to maturity.

                                                         OVER                  OVER
                                                   ONE YEAR THROUGH     FIVE YEARS THROUGH
                            WITHIN ONE YEAR           FIVE YEARS            TEN YEARS           OVER TEN YEARS           TOTAL
                         --------------------   --------------------   -------------------   --------------------  -----------------
                                     WEIGHTED              WEIGHTED              WEIGHTED               WEIGHTED            WEIGHTED
                                     AVERAGE                AVERAGE               AVERAGE               AVERAGE    TOTAL     AVERAGE
                          AMOUNT      YIELD      AMOUNT      YIELD      AMOUNT     YIELD      AMOUNT     YIELD     AMOUNT     YIELD
                         --------   ---------   --------   ---------   --------   --------   --------   --------  --------  --------
                                                                         (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE

FHLMC, FNMA and GNMA
 Total amortized cost    $  ---       ----%     $   ---        ---%     $  ---       ---%    $151,000     6.72%    $151,000    6.72%
                         ======      =====      =======      =====      ======     =====     ========    =====     ========   =====

Fair value               $  ---                 $   ---                 $  ---               $149,778              $149,778
                         ======                 =======                 ======               ========              ========



HELD TO MATURITY

FHLMC, FNMA, GNMA        $3,684       6.26%     $39,542       6.09%     $2,777      9.00%    $526,819    6.59%    $572,822    6.58%
Financial institutions
   and intermediaries       ---        ---          159       8.88         ---       ---        5,969   10.58        6,128   10.54
Other nonrated,
 nonresidential
   real estate            3,580        ---         ---        ---          ---       ---          ---     ---        3,580     ---
                         ------     ------     -------      ------      ------     -----     --------   -----     --------   -----
Total amortized cost     $7,264       3.17%    $39,701       6.10%      $2,777      9.00%    $532,788    6.64%    $582,530    6.58%
                         ======     ======     =======      ======      ======     =====    =========   =====     ========   =====

Fair value               $6,479                $39,041                  $2,869               $526,932             $575,321
                         ======                =======                  ======               ========             ========

5. LOANS RECEIVABLE

  The primary lending activity of the Company is the origination of loans for the purpose of enabling borrowers to purchase or refinance residential real estate. The Company's loans receivable are primarily secured by real property located in Northern California with the heaviest concentration in the counties of San Mateo, San Francisco and Santa Clara. Although the Company has a diversified loan portfolio, the geographic concentration of its borrowers implies a dependence on the regional economy and local real estate markets. The following is a summary of loans receivable including available for sale:

                                                DECEMBER 31,
                                           -----------------------
                                              1995         1994
                                           -----------   ---------
                                           (DOLLARS IN THOUSANDS)
Mortgage loans:
   Residential
    Single family (one to four units)      $  731,310    $733,265
    Multifamily (five or more units)          995,038     980,849
 Nonresidential                               333,236     337,483
                                           ----------  ----------
                                            2,059,584   2,051,597
Consumer loans                                 34,849      31,483
                                           ----------  ----------
                                            2,094,433   2,083,080
Advances to borrowers                             607       1,909
Less:
 Net deferred loan origination fees            (1,009)       (617)
 Unearned discounts and premiums               (1,749)       (694)
 Allowance for loan losses                    (30,014)    (29,115)
                                           ----------  ----------
                                              (32,772)    (30,426)
                                           ----------  ----------
                                           $2,062,268  $2,054,563
                                            ========== ==========

          The Company's loans receivable include both adjustable and fixed rate mortgage loans. The following is a summary of adjustable and fixed rate mortgage loans receivable at December 31, 1995, with related rate adjustment periods for adjustable rate mortgage loans and remaining terms to maturity adjusted for estimated prepayments for fixed rate mortgage loans.

                            ADJUSTABLE   FIXED RATE
                            ----------   ----------
                            (DOLLARS IN THOUSANDS)

Within 1 year               $1,803,687     $ 28,025
1 year through 5 years             ---      100,382
After 5 years                      ---      127,490
                            ----------     --------
                            $1,803,687     $255,897
                            ==========     ========

          The interest rates on the Company's adjustable rate loans may periodically rise or fall (generally based on monthly or semi-annual adjustment periods) in accordance with an independent index. The indices most commonly used by the Company are the Federal Home Loan Bank's Eleventh District Cost of Funds Index and the one-year Constant Maturity Treasury Index.

          The Company sells mortgage loans to the secondary market and usually retains responsibility for servicing the loans. At December 31, 1995, 1994 and 1993, the Company serviced participating interests in loans sold of $466.5 million, $541.0 million and $610.5 million, respectively. Capitalized excess servicing fees included in other assets at December 31, 1995 and 1994, were $985,000 and $1.8 million, respectively.

          The Company has agreed to modifications of certain multifamily and nonresidential mortgage loans. The modifications have taken the form of interest rate concessions, and/or payment concessions. Such loan modifications are considered troubled debt restructurings and are entered into with the objective of maximizing the Company's long-term recovery of the investment in the loan when a borrower is experiencing financial difficulties. The Company has no commitments to lend additional funds to borrowers whose loans were so modified. In the aggregate, the Company's investment in troubled debt restructurings (excluding troubled debt restructurings classified as nonaccrual loans) was $15.6 million and $14.0 million at December 31, 1995 and 1994, respectively. Interest income with respect to these loans would have been $1.1 million in 1995, $863,000 in 1994, and $971,000 in 1993 under their original terms. Actual interest recognized by the Company on these modified loans was $1.1 million in 1995, $920,000 in 1994, and $1.0 million in 1993.

          At December 31, 1995 and 1994, nonaccrual loans totaled $10.8 million and $36.3 million, respectively. Interest on nonaccrual loans that was not recorded in income was $623,000, $2.8 million and $3.5 million for years ended December 31, 1995, 1994 and 1993, respectively. Actual interest recognized by the Company on these nonaccrual loans was $1.1 million in 1994 and $2.0 million in 1993. Actual interest recognized on nonaccrual loans at December 31, 1995 was insignificant. At December 31, 1995, the Company had no commitments to lend additional funds to these borrowers.

          Impaired loans recorded in accordance with SFAS 114 consist of nonperforming loans and troubled debt restructurings as follows:

                                       DECEMBER 31,
                                  ----------------------

                                     1995        1994
                                  ----------   ---------
                                  (DOLLARS IN THOUSANDS)

Nonperforming loans                  $10,755     $36,321
Troubled debt restructurings          15,641      13,948
                                     -------     -------
                                     $26,396     $50,269
                                     =======     =======

                                 The average recorded investments for impaired
loans during 1995 and 1994 were $38.5 million and $66.8 million.

     The following table summarizes the changes in the allowance for loan losses for the periods indicated:


                                  MORTGAGE    CONSUMER      TOTAL
                                    LOANS       LOANS       LOANS
                                  ---------   ---------   ---------
                                       (DOLLARS IN THOUSANDS)
Balance at January 1, 1993        $ 37,435       $ 999    $ 38,434
Provision for losses                 6,844        (312)      6,532
Charge-offs                        (11,380)       (149)    (11,529)
Recoveries                             218         135         353
                                  --------       -----    --------
Balance at December 31, 1993        33,117         673      33,790
Provision for losses                 2,534        (167)      2,367
Charge-offs                         (8,428)        (86)     (8,514)
Recoveries                           1,337         135       1,472
                                  --------       -----    --------
Balance at December 31, 1994        28,560         555      29,115
Provision for losses                 4,284         ---       4,284
Charge-offs                         (4,727)       (152)     (4,879)
Recoveries                           1,424          70       1,494
                                  --------       -----    --------
Balance at December 31, 1995      $ 29,541       $ 473    $ 30,014
                                  ========       =====    ========


          Allowance for loan losses was provided for all impaired loans at December 31, 1995. The portion of the total allowance for loan losses that was attributable to impaired loans was $5.1 million. Provision for loan losses, charge-offs and recoveries relating to impaired loans for the year ended December 31, 1995 were $2.5 million, $4.9 million and $1.5 million, respectively.

          To facilitate the sale of real estate loans, in the past, the Company occasionally offered a recourse guaranty on loans sold wherein the Company agreed to repurchase or substitute for loans that became 90 days delinquent. In addition, the Company on occasion subordinated its retained participation interest in sold loans. At December 31, 1995 and 1994, the Company had outstanding recourse and subordination contingencies relating to principal of $56.0 million and $71.2 million, respectively, on sold mortgage loans.

          At December 31, 1995 and 1994, mortgage loans aggregating $1.24 billion and $1.16 billion respectively, were pledged as collateral for advances from the FHLBSF.

          The following table shows the contractual maturities (i.e., remaining term to maturity) of the Bank's loan portfolio at December 31, 1995.


                                      ONE YEAR THROUGH      OVER        TOTAL
                    WITHIN ONE YEAR      FIVE YEARS      FIVE YEARS     AMOUNT
                    ---------------   ----------------   ----------   ----------
                                       (DOLLARS IN THOUSANDS)
Residential                 $25,316           $113,829   $1,587,203   $1,726,348
Nonresidential                8,588             97,966      226,682      333,236
Consumer                     13,799                930       20,120       34,849
                            -------           --------   ----------   ----------
                            $47,703           $212,725   $1,834,005   $2,094,433
                            =======           ========   ==========   ==========


    At December 31, 1995, the total amount of mortgage loans due after one year having fixed interest rates were $227.9 million and those having adjustable interest rates were $1.80 billion.


6. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

                                                               DECEMBER 31,
                                                         ------------------------
                                                            1995          1994
                                                         -----------   ----------
                                                          (DOLLARS IN THOUSANDS)
Land                                                       $  4,777     $  4,777
Buildings                                                    10,237       10,870
Capitalized leases                                            3,979        3,929
Leasehold improvements                                        5,486        5,798
Furniture and equipment                                      12,456       11,482
Construction in progress                                      3,523        2,841
                                                           --------     --------
                                                             40,458       39,697
Less:
 Accumulated depreciation and amortization                  (17,174)     (16,489)
 Reserve for write down on corporate office complex          (7,100)         ---
                                                           --------     --------
                                                           $ 16,184     $ 23,208
                                                           ========     ========

          During the fourth quarter of 1995, the Company recorded a charge of $7.1 million to adjust the carrying amount of the land and building of its corporate office complex to its estimated fair value less costs to sell as a result of its decision to pursue a sale of the complex. Depreciation and amortization expense for the years ended December 31, 1995, 1994 and 1993 was $3.1 million, $3.1 million and $2.7 million, respectively.

7. CUSTOMER DEPOSITS

Customer deposits comprise the following:

                                    DECEMBER 31, 1995
                              ------------------------------
                                                    WEIGHTED
                                           % OF     AVERAGE
                                 AMOUNT    TOTAL     RATE
                              ----------  -----    --------
                                 (DOLLARS IN THOUSANDS)
Passbook accounts             $  173,739     9.6%      2.93%
Checking accounts                107,595     5.9       0.80
Money market accounts            106,276     5.8       3.09
Certificates of deposits       1,432,230    78.7       6.02
                              ----------   -----       ----
                              $1,819,840   100.0%      5.24%
                              ==========   =====       ====

                                      DECEMBER 31, 1994
                              ------------------------------
                                                   WEIGHTED
                                           % OF     AVERAGE
                                AMOUNT     TOTAL     RATE
                              ----------   -----   ---------
                                 (DOLLARS IN THOUSANDS)
Passbook accounts             $  143,965     8.4%      2.30%
Checking accounts                106,835     6.3       0.98
Money market accounts            128,624     7.5       2.56
Certificates of deposits       1,327,952    77.8       5.25
                              ----------   -----       ----
                              $1,707,376   100.0%      4.53%
                              ==========   =====       ====

          Noninterest bearing deposits were $13.3 million and $10.3 million as of December 31, 1995 and 1994, respectively. Customer deposits at December 31, 1995 included certificates of deposits scheduled to mature as follows:

                                                 AMOUNT
                                          ----------------------
                                          (DOLLARS IN THOUSANDS)
    1996                                      $1,197,531
    1997                                         179,802
    1998                                          24,407
    1999                                          17,908
    2000                                          10,897
    2001 and thereafter                            1,685
                                              ----------
                                              $1,432,230
                                              ==========

Interest expense on customer deposits by deposit type is as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              1995         1994         1993
                                                           ----------    ---------    ---------
                                                                  (DOLLARS IN THOUSANDS)
Passbook accounts                                             $ 3,777     $  3,673     $ 4,098
Checking and money market accounts                              4,468        4,625       5,623
Certificates and jumbo certificates                            85,153       57,274      55,109
Brokered retail certificates                                      ---          852       3,245
                                                              -------     --------     -------
                                                              $93,398     $ 66,424     $68,075
                                                              =======     ========     =======

8. ADVANCES FROM THE FEDERAL HOME LOAN BANK OF SAN FRANCISCO

          At December 31, 1995 and 1994, the Company had the following advances outstanding with the following maturities and rates:

                                                WEIGHTED
                                                 AVERAGE
                       PRINCIPAL AMOUNTS      INTEREST RATES
                    -----------------------   --------------
                      1995           1994      1995    1994
                    --------       --------   ------  ------
                    (DOLLARS IN THOUSANDS)
1995               $    ---         $439,520    ---%   5.35%
1996                486,940          396,940   6.69    6.75
1997                 96,580           56,580   5.63    4.97
1998                108,270           43,270   5.88    6.94
1999                 35,000              ---   5.84     ---
2000                 20,000              ---   5.88     ---
2001                 20,000           20,000   8.66    8.66
                   --------         --------   ----    ----
                   $766,790         $956,310   6.43%   6.05%
                   ========         ========   ====    ====

          Advances at December 31, 1995 include $123.6 million of borrowings (with maturities in 1996 through 1998) with interest rates that reset monthly based on the Eleventh District Cost of Funds Index. The advances were collateralized by loans and mortgage-backed securities totaling $1.61 billion and $1.51 billion at December 31, 1995 and 1994, respectively.

          The Bank is a member of the Federal Home Loan Bank System. As a member, the Bank is required to purchase stock in the FHLBSF at an amount equal to the greater of 1% of the Bank's residential mortgage loans or 5% of outstanding FHLBSF advances. The stock is purchased at par value ($100 per share) and shares of stock held in excess of the minimum requirement may be sold back to the FHLBSF at par value. The Bank records its investment in FHLBSF stock at cost (par value). At December 31, 1995, the Bank's investment was $39.5 million and its minimum required investment was $38.3 million. The stock is pledged as collateral for advances from the FHLBSF. The FHLBSF generally declares quarterly stock dividends. The amount of FHLBSF dividends recorded in income during the years ended December 31, 1995, 1994 and 1993 was $2.2 million, $2.3 million and $1.4 million, respectively.

          As part of its asset/liability management strategy to reduce interest rate risk exposure, during the fourth quarter of 1995, the Company prepaid $45.0 million of its advances from the FHLBSF. In addition, the Company has committed to prepay $145.0 million of its advances from the FHLBSF in February 1996. As a result, the Company incurred a prepayment charge of $2.5 million (net of applicable income taxes) in connection with the early retirement of such debt which is reported as an extraordinary item in the 1995 Consolidated Statement of Operations. The prepayment penalties were $132,000 (net of applicable income taxes) in 1993. There were no prepayment penalties incurred in 1994.


9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

          Securities sold under agreements to repurchase are effectively borrowings secured by mortgage-backed securities. The securities sold under the terms of these agreements are safekept for the Company by the registered primary securities dealers who arrange the transactions. Borrowings under reverse repurchase agreements at December 31, 1995 and 1994 were $166.7 million and $255.1 million, respectively. The weighted average interest rate on reverse repurchase agreements at December 31, 1995 and 1994 were 6.13% and 5.84%, respectively.

          These borrowings are collateralized by mortgage-backed securities aggregating $172.2 million and $289.9 million respectively, at December 31, 1995 and 1994. The contractually required market values of the collateral may range up to 106% of the borrowings. The market value of the mortgage-backed securities collateralizing such borrowings at December 31, 1995 and 1994, was $174.8 million and $269.3 million, respectively.

10. OTHER BORROWINGS

Other borrowings consist of the following:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1995         1994
                                                              ----------    ----------
                                                               (DOLLARS IN THOUSANDS)
Note payable to a commercial bank with interest at 90% of
  bank prime (1995, 7.65%; 1994, 7.65%) payable quarterly,
  due in 2004                                                  $5,023          $5,377
Capital lease obligation                                        2,914           3,165
                                                               ------        --------
                                                               $7,937          $8,542
                                                               ======        ========
Weighted average interest rate                                  10.43%          10.48%
                                                               ======        ========

          The note payable to a commercial bank represents funds borrowed by the Company and in turn lent to the Company's Employee Stock Ownership Plan ("ESOP"). Payments were interest only for the first three years with principal to be paid in twelve installments beginning in 1993. Mortgage-backed securities totaling $5.3 million and $5.8 million at December 31, 1995 and 1994, respectively, were pledged as collateral for the loan.

Maturities of other borrowings subsequent to December 31, 1995 are as follows:

                                 AMOUNT
                         ----------------------
                         (DOLLARS IN THOUSANDS)
1996                                     $  792
1997                                        946
1998                                      1,123
1999                                      1,333
2000                                      1,030
2001 and thereafter                       2,713
                                         ------
                                         $7,937
                                         ======

11. INCOME TAXES

          The Company files consolidated federal tax returns with its wholly-owned subsidiaries. Income tax expense (benefit) before extraordinary items is summarized as follows for the years ended December 31:

                                  FEDERAL     STATE      TOTAL
                                 ---------   --------   --------
                                     (DOLLARS IN THOUSANDS)
            1995:
                   Current        $(5,652)   $(2,482)   $(8,134)
                   Deferred         5,135      2,291      7,426
                                  -------    -------    -------
                                  $  (517)   $  (191)   $  (708)
                                  =======    =======    =======

            1994:
                   Current        $ 4,237    $ 2,669    $ 6,906
                   Deferred           883         39        922
                                  -------    -------    -------
                                  $ 5,120    $ 2,708    $ 7,828
                                  =======    =======    =======

            1993:
                   Current        $ 5,092    $ 1,288    $ 6,380
                   Deferred         2,060      1,325      3,385
                                  -------    -------    -------
                                  $ 7,152    $ 2,613    $ 9,765
                                  =======    =======    =======


Following is a summary of current and deferred income taxes included in other assets:

                                     DECEMBER 31,
                              -----------------------------
                                  1995             1994
                              -------------    ------------
                                 (DOLLARS IN THOUSANDS)
Current liability                $ (6,248)      $(3,780)
Deferred asset                     11,683         6,434
                                 --------       -------
                                 $  5,435       $ 2,654
                                 ========       =======

The differences between the effective tax rates and the federal statutory rates were as follows:

                                                                      YEARS ENDED DECEMBER 31,
                                                                 -----------------------------------
                                                                   1995        1994          1993
                                                                 --------    ---------    ----------
                                                                     (DOLLARS IN THOUSANDS)
Federal tax expense, computed at statutory rate
  of 1995, 1994 and 1993, 35.0%                                 $   (999)      $ 7,819       $7,842

Revision of prior year estimates                                     ---        (2,100)         ---

State tax expense, net of federal tax benefit                       (192)        1,587        1,922

Other, net                                                           483           522            1
                                                                --------       -------        ------
                                                                $   (708)      $ 7,828        $9,765
                                                                ========       =======        ======

Effective tax rate, as a percentage of income before
  income tax expense (benefit) and extraordinary items             (24.8%)        35.0%         43.6%
                                                                ========       =======        ======

The components of the net deferred tax assets as of December 31, 1995 and 1994 were as follows:

                                                                          DECEMBER 31,
                                                                   --------------------------
                                                                      1995           1994
                                                                   -----------    -----------
                                                                     (DOLLARS IN THOUSANDS)
Deferred tax assets:
    Provision for loan losses                                       $ 12,508    $12,170
    Real estate joint ventures                                         1,090      1,290
    Depreciation                                                       1,476      1,226
    State income taxes                                                   235        802
    Intangible assets                                                  3,505      2,559
    Unrealized loss on securities available for sale                     504      2,681
    Leases                                                               787        694

    Prepayment penalties                                               1,815        ---
    Writedown of corporate office complex                              2,823        ---
    Other                                                              2,579      2,046
                                                                    --------   --------
Gross deferred tax assets                                             27,322     23,468
                                                                    --------   --------
Deferred tax liabilities:
    Excess over base year reserve                                       (914)    (1,179)
    Loan fees                                                         (8,411)    (8,873)
    FHLBSF stock dividends                                            (5,405)    (5,798)
    Capitalized excess servicing fees                                   (456)      (854)
    Other                                                               (453)      (330)
                                                                     --------   --------
Gross deferred tax liabilities                                       (15,639)   (17,034)
                                                                     --------   --------
Net deferred tax asset                                               $ 11,683    $ 6,434
                                                                     ========    =======

          In accordance with SFAS 109, a deferred tax liability has not been recognized for the bad debt reserves of the Company which arose in the tax years which began prior to December 31, 1987. At December 31, 1995 and 1994, the amount of these reserves was approximately $17.0 million.

          The amount of unrecognized deferred tax liability at December 31, 1995 and 1994 was approximately $6.1 million and $5.6 million. The deferred tax liability could be recognized, if in the future, there is a change in Federal tax law, the savings institution fails to meet the definition of a "qualified savings institution," certain distributions are made with respect to the stock of the savings institution, or the bad debt reserves are used for any purpose other than absorbing bad debt losses.

          During 1994, the Company and the Internal Revenue Service ("IRS") reached a tentative agreement to resolve certain disputed issues related to the taxable years 1987 through 1989. The principal disputed issues related to various savings and loan industry tax issues for which the Company had previously provided deferred taxes.

          As a result of such an agreement, the Company reduced its 1994 income tax expense by approximately $2.1 million. The reduction in 1994 income tax expense represented an adjustment to the Company's current and deferred income tax liabilities (including the estimated effect of the IRS agreement on the Company's California franchise tax returns).


12. STOCKHOLDERS' EQUITY AND REGULATORY CAPITAL REQUIREMENTS

          The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") provides definitions of regulatory capital (tangible capital, core capital and risk-based capital) and methods of calculating the minimum requirement for each type of capital. The tangible capital requirement is 1.5% of tangible assets. The core capital requirement is 3.0% of tangible assets plus qualifying intangibles. The risk-based capital requirement is 8.0% of risk-weighted assets. At December 31, 1995, the Bank's regulatory capital exceeds the requirements of each regulatory capital standard in effect on such date as follows:

                             ACTUAL              REQUIRED             EXCESS
                     --------------------   -----------------   -----------------
                      AMOUNT      RATIO      AMOUNT    RATIO     AMOUNT    RATIO
                     --------   ---------   --------   ------   --------   ------
                                        (DOLLARS IN THOUSANDS)
Tangible             $154,621       5.16%   $ 44,953    1.50%   $109,668    3.66%
Core (Leverage)      $158,378       5.28%   $ 90,018    3.00%   $ 68,360    2.28%
Risk-based           $179,865      10.51%   $136,924    8.00%   $ 42,941    2.51%

    The following table is a reconciliation of the Bank's capital (excluding unrealized loss on securities available for sale, net of tax benefit) under Generally Accepted Accounting Principles ("GAAP") with its regulatory capital at December 31, 1995:

                                              TANGIBLE      CORE      RISK-BASED
                                              ---------   ---------   -----------
                                                    (DOLLARS IN THOUSANDS)
Bank stockholder's equity (GAAP)              $161,937    $161,937      $161,937
Increase (decrease):
 Core deposit premiums                          (5,835)     (2,078)       (2,078)
 Non-includable investment in subsidiary        (1,481)     (1,481)       (1,481)
 Non-qualifying equity investments                 ---         ---           (14)
 Qualifying general loan loss allowances           ---         ---        21,501
                                              --------    --------      --------
Bank regulatory capital                       $154,621    $158,378      $179,865
                                              ========    ========      ========


  The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required each Federal banking agency to implement prompt corrective actions for institutions that it regulates. In response to this requirement, the Office of Thrift Supervision ("OTS") adopted final rules, effective December 19, 1992, based on FDICIA's five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

  The regulations provide that a savings institution is "well capitalized" if its total risk-based capital ratio is 10% or greater, its tier one risk-based capital ratio is 6% or greater, its leverage ratio is 5% or greater, and the institution is not subject to a capital directive. As used herein, total risk-based capital ratio means the ratio of total risk-based capital to risk-weighted assets, tier one capital ratio means the ratio of core capital to risk-weighted assets, and leverage ratio means the ratio of core capital to adjusted total assets, in each case as calculated in accordance with current OTS capital regulations. Under these regulations, the Bank is deemed to be "well capitalized."

  At December 31, 1995, the Bank had the following regulatory capital calculated in accordance with FDICIA's capital standards:

                                            "WELL CAPITALIZED"
                                         ACTUAL            REQUIREMENT
                                  -------------------  --------------------
                                   AMOUNT      RATIO   AMOUNT       RATIO
                                  ---------   -------  -------     --------
                                          (DOLLARS IN THOUSANDS)
Core (Leverage)                    $158,378    5.28%   $150,030       5.00%
Tier one risk-based                $158,378    9.25%   $102,693       6.00%
Total risk-based                   $179,865   10.51%   $171,155      10.00%

     Currently, the OTS has deferred implementation of the interest rate risk component for institutions with a greater than "normal" (i.e. greater than 2%) level of interest rate risk exposure. As of December 31, 1995, if the interest rate risk component regulation had been implemented, the Bank would not have been subject to an interest rate risk capital deduction for risk-based capital purposes.

     The Company is a legal entity separate and distinct from the Bank. The Company's principal source of funds on an unconsolidated basis is expected to be dividends from the Bank. Dividends declared by the Bank to the Company were $29.4 million in 1995, $4.4 million in 1994 and $3.3 million in 1993. There are various statutory and regulatory limitations on the extent to which the Bank can pay dividends to, make investments in or loans to, or otherwise supply funds to the Company. Based on the current financial status of the Bank, the Company believes that such limitations and restrictions will not impair the Company's ability to continue to pay the current level of dividends.

     During 1995, the Company announced its intention to acquire up to 600,000 shares of its common stock. As of December 31, 1995, the Company has repurchased 305,000 shares in the open market. Subsequent to December 31, 1995, the Company further increased its planned acquisition of its common stock to up to 800,000 shares. Management intends to reduce the Company's excess capital position, including evaluation of all available capital redeployment opportunities.


13. STOCK OPTIONS

     The Company has adopted Stock Option and Incentive Plans (1986 Stock Option Plan and 1995 Stock Option Plan), which authorize the issuance of up to 879,715 shares and 250,000 shares, respectively of common stock. The Company also has adopted a Non-Employee Director Stock Option Plan which authorizes the issuance of up to 275,000 additional shares of common stock. The stock option plans were approved by the Company's stockholders. As of December 31, 1995, options for 709,824 shares had been exercised and issued under the plans.

          At December 31, 1995, the Company had outstanding non-qualified options for all three plans totaling 488,547 shares to directors and officers of the Company at exercise prices ranging from $13.94 to $26.63 per share (based on fair market value as defined on the date granted) with expiration dates from 1996 to 2005.

                                                          EXERCISE       AVERAGE
                                        NUMBER OF          PRICE          PRICE
                                      OPTION SHARES        RANGE        PER SHARE
                                      --------------   --------------   ---------
Outstanding at December 31, 1992            717,083    $13.94 - 20.75      $17.04
Granted                                      89,000     18.50 - 23.75       21.39
Exercised                                  (184,787)    13.94 - 19.63       16.28
Canceled                                     (5,000)    17.50 - 17.50       17.50
                                           --------    --------------      ------
Outstanding at December 31, 1993            616,296     13.94 - 23.75       17.89
Granted                                      26,000     21.50 - 23.88       21.68
Exercised                                  (112,711)    13.94 - 19.63       16.94
                                           --------    --------------      ------

Outstanding at December 31, 1994            529,585     13.94 - 23.88       18.28
Granted                                     217,000     18.75 - 26.63       24.56
Exercised                                  (238,616)    13.94 - 22.13       18.01
Canceled                                    (19,422)    17.50 - 25.00       22.92
                                           --------    --------------      ------
Outstanding at December 31, 1995            488,547    $13.94 - 26.63      $21.02
                                           ========    ==============      ======

14. EMPLOYEE BENEFIT PLANS

     The Company has a 401(k) thrift plan under which an employee with one or more years of service may contribute from 2% to 15% of base salary to the plan. The Company will match an employee's contribution up to 100% of the first 6% of the employee's base salary, depending on the employee's length of service. The Company's contributions for the years ended December 31, 1995, 1994 and 1993 were $483,000, $526,000 and $506,000, respectively.

     The Company had a non-qualified defined benefit retirement plan for non-employee members of its Board of Directors and a non-qualified supplemental retirement plan for executive officers (collectively the "Plans"). The Company intends to terminate the Plans as of December 31, 1995 and the pension liability was adjusted accordingly. The pension liability in the Consolidated Statements of Financial Condition at December 31, 1995 was $4.5 million, which represented the expected payout to participants upon termination of the plans.

     The benefits are based on years of service and the participant's compensation. During 1995, an amount of $637,000 was charged to income for pension benefits relating to the Plans. This amount includes the adjustments required to reflect the termination of the plans.

Net pension cost for these Plans included the following components for 1994 and 1993:

                                                        DECEMBER 31,
                                                   ----------------------
                                                      1994        1993
                                                   ----------   ---------
                                                   (DOLLARS IN THOUSANDS)
Service cost-benefits earned during the year            $ 285       $ 544
Interest cost on projected benefit obligation             492         301
Net amortization and deferral                              83          88
                                                        -----       -----
Net periodic pension cost                               $ 860       $ 933
                                                        =====       =====

    The following table sets forth the Plans' funded status and amounts recognized in the Company's Consolidated Statements of Financial Condition at December 31, 1994:

                                                                        AMOUNT
                                                                        -------
                                                                (DOLLARS IN THOUSANDS)
Accumulated benefit obligation                                          $3,108
Projected benefit obligation for services rendered to date              $3,917
Items not yet recognized in earnings:
    Unrecognized net gain                                                  903
    Unrecognized net transition obligation                                (690)
                                                                        ------
Pension liability recognized in the Consolidated Statements
 of Financial Condition                                                 $4,130
                                                                        ======

     The weighted average discount rate and rate of increase in compensation levels used in determining the actuarial present value of the projected benefit obligation for 1994 were 8.3% and 4.7%, respectively. The Company has purchased life insurance policies on certain directors and officers (with the Company as beneficiary) to fund in part the payment of pension liability.

     On January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 ("SFAS 106"), "Accounting for Post-retirement Benefits Other than Pensions". It requires that covered benefits be accounted for on an accrual basis rather than the cash payment method previously used by the Company for financial statement purposes. Prior to 1989, the Company sponsored a Retiree Health Program under which then qualifying employees could continue their group medical coverage after retirement. In 1989, the Company modified the terms of the program to limit coverage to existing retirees and certain employees who met specific requirements as of December 31, 1988. Based on an assumed 10% annual increase in health care costs, historical employee retirement age elections and estimated actuarial life expectancy rates, the Company projects approximately $2.5 million as the total undiscounted cost of its post-retirement benefits obligations. The Company recognizes this obligation on a straight line basis over the average remaining life expectancy of plan participants. The impact on earnings for the program was $140,000, $191,000 and $126,000, respectively, for 1995, 1994 and 1993.

     The Company has an ESOP covering all regular full-time and part-time employees who have completed one year of employment. The Company borrowed $6.0 million from a financial institution which it in turn lent to the ESOP to purchase shares of the Company's common stock in the open market. At December 31, 1995 and 1994, the ESOP held 176,589 and 196,359 shares, respectively, of the Company's common stock. The interest rate paid by the Company on the ESOP debt is based on 90% of the prime rate. Total interest expense incurred on the ESOP debt was $407,000, $352,000 and $314,000, respectively, for the years ended December 31, 1995, 1994 and 1993. The interest expense recorded by the Company was $254,000, $199,000 and $169,000, for the years ended December 31, 1995, 1994 and 1993, respectively. The Company makes periodic contributions to the ESOP primarily to enable the ESOP to pay interest expense and administrative costs not covered by cash dividends received by the ESOP on its shares of the Company's common stock. Contributions from the Company to the ESOP on a cash basis totaled $609,000 for 1995, $508,000 for 1994 and $471,000 for 1993.


15. INTEREST RATE SWAPS

     The Company considers various strategies to minimize interest rate risk, including interest rate exchange agreements (swaps, caps and collars). Interest rate swap agreements may be used to reduce the interest rate fluctuation risk related to certain assets and liabilities and involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying notional amounts. Net interest income (expense) resulting from the differential between exchanging floating and fixed rate interest payments is recorded on a current basis. Notional principal amounts are often used to express the volume of interest rate swap transactions, but the amounts potentially subject to loss are much smaller. The Company is exposed to loss of future interest differential payments (credit risk) in the event of nonperformance by the counter parties to the interest rate exchange agreements. The Company manages the credit risk of its interest rate exchange agreements by maintaining exposure limits and adhering to a strict counter party selection process.

     At December 31, 1995, the Company was party to interest rate swap agreements with notional principal amounts of $150.0 million. There were no interest rate swap agreements outstanding at December 31, 1994. In addition, the Company has entered into interest rate swap agreements for which the start is contractually delayed until February 1996 (forward starting swaps) with notional principal amounts of $150.0 million. Interest rate swap agreements with notional principal amounts of $50.0 million and the forward starting swaps with notional principal amounts of $150.0 million were entered into as part of the prepayment of $45.0 million of advances from the FHLBSF in the fourth quarter of 1995 and the commitment to prepay $145.0 million of advances from FHLBSF in February 1996 (see Note 8). The interest rate swap agreements were used to manage interest rate risk on short-term borrowings used to replace the prepaid borrowings by matching interest rate characteristics and lengthening maturities.

     The information presented below is based on interest rates at December 31, 1995. To the extent that rates change, variable interest rate information will change. The following schedule represents the maturities and weighted average rates of interest rate exchange agreement outstanding as of December 31, 1995.

                                                    MATURITIES OF DERIVATIVE INSTRUMENTS
                                                   --------------------------------------
                                                      2000         2001+         TOTAL
                                                   ----------    ----------    ----------
                                                           (DOLLARS IN THOUSANDS)
PAY FIXED GENERIC SWAPS
Notional amount                                      $100,000      $ 50,000      $150,000
Weighted average receive rate (3-month LIBOR)            5.89%         5.68%         5.82%
Weighted average pay rate                                6.10          6.03          6.08

FORWARD STARTING SWAPS
Notional amount                                      $    ---      $150,000      $150,000
Weighted average receive rate (3-month LIBOR)             ---          5.63%         5.63%
Weighted average pay rate                                 ---          6.35          6.35

     The interest rate swaps at December 31, 1995 were collateralized by loans and mortgage-backed securities totaling $14.6 million.

     During 1994, one interest rate swap agreement expired with a notional principal amount of $10.0 million. Under this agreement, the Company agreed to pay a fixed rate of 5.77% and receive a floating rate (based on 3-month LIBOR). The effect of interest rate swap agreements for the years ended December 31, 1995, 1994 and 1993 was to increase interest expense by $40,000, $80,000 and $161,000, respectively.

16. COMMITMENTS AND CONTINGENCIES

BANKING CENTER PREMISES

     In 1980, the Company sold a building which formerly housed its headquarters for $3.45 million, and, concurrent with the sale, leased back the entire building under a twenty-year lease. The Company occupies a minor portion of this building and receives sublease rental income from the major portion, and is responsible for all operating and maintenance expenses associated with the building. Sublease rentals which totaled $385,000, $389,000 and $397,000 during the years ended December 31, 1995, 1994 and 1993, respectively. The lease is accounted for as a capital lease. During the years ended December 31, 1995, 1994 and 1993, depreciation on the capital lease was $303,000 for each year. Accumulated depreciation at December 31, 1995 and 1994 was $2.6 million and $2.3 million, respectively.

     Certain banking center locations are leased by the Company under operating type leases expiring at various dates through 2005. Lease rental expense for the years ended December 31, 1995, 1994 and 1993 totaled $2.4 million, $2.5 million, and $2.6 million, respectively.

     Future minimum payments under lease obligations at December 31, 1995 are included in the following table.

                                            CAPITAL LEASE    OPERATING LEASE
                                               PAYMENTS         PAYMENTS
                                            --------------   ---------------
                                                 (DOLLARS IN THOUSANDS)

     1996                                         $   824            $ 2,246
     1997                                             873              2,213
     1998                                             924              2,132
     1999                                             978              1,920
     2000                                             507              1,435
     2001 and thereafter                              ---              3,129
                                                  -------            -------
                                                    4,106            $13,075
                                                                     =======
     Less amount representing interest             (1,192)
                                                  -------
     Net capital lease obligation                 $ 2,914
                                                  =======

MORTGAGE LOANS

     At December 31, 1995 the Company had outstanding commitments to originate $2.2 million of single family, $2.6 million of multifamily and $1.4 million of nonresidential mortgage loans. The Company has outstanding recourse and subordination contingencies relating to $56.0 million of sold loans at December 31, 1995 (see Note 5).

ADVANCES FROM FHLBSF

     The Company has a commitment to prepay $145.0 million of its short-term high cost borrowings from the FHLBSF in February 1996.

LITIGATION

     The Company and the Bank are involved as plaintiff or defendant in various legal actions arising in the normal course of business. In the opinion of management, after consultation with counsel, the resolution of these legal actions will not have a material adverse effect on the Company's or the Bank's financial condition or results of operations.


SAIF ASSESSMENT

     Proposed Federal legislation to recapitalize the SAIF would entail the Bank paying a one-time special assessment of approximately $14.5 million to $16.0 million. This assessment will be accrued in the period in which legislation is enacted. Prior to the enactment date of the legislation, the Bank's deposit insurance premiums in 1996 will be 26 cents per $100 of deposits.


17. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using market information and valuation methodologies considered appropriate. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     The fair value estimates presented herein are based on pertinent information available to the Company as of December 31, 1995 and 1994. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

                                                  DECEMBER 31, 1995          DECEMBER 31, 1994
                                               ------------------------   ------------------------
                                                CARRYING     ESTIMATED     CARRYING     ESTIMATED
                                                 AMOUNT     FAIR VALUE      AMOUNT     FAIR VALUE
                                               ----------   -----------   ----------   -----------
                                                               (DOLLARS IN THOUSANDS)
Assets
  Cash and cash equivalents                    $   42,760   $   42,760    $   26,192   $   26,192
  Investment securities                            47,963       48,004        32,841       31,229
  Mortgage-backed securities/(1)/                 731,378      725,099       921,680      845,410
  Loans receivable/(1)/                         2,062,268    2,079,818     2,054,563    2,000,064
  Investment in stock of the FHLBSF                39,450       39,450        49,646       49,646
  Capitalized excess servicing                        985        6,520         1,838        6,661
Liabilities
  Transaction accounts                            387,610      387,610       379,424      379,424
  Fixed maturity deposits                       1,432,230    1,439,214     1,327,952    1,309,869
  Advances from the FHLBSF                        766,790      775,567       956,310      938,864
  Securities sold under agreements
    to repurchase                                 166,738      166,854       255,106      257,057
  Other borrowings                                  7,937        8,189         8,542        9,230

Off-balance sheet financial instruments
                                                CARRYING    UNREALIZED     CARRYING    UNREALIZED
                                                 AMOUNT        LOSS         AMOUNT       LOSS
                                               ----------   ----------    ----------   ----------
  Commitments to originate mortgage loans      $      ---   $      (29)   $      ---   $     (364)
  Interest rate swaps                                  15       (4,353)          ---          ---

/(1)/  Carrying amounts have been reduced by allowances for losses.

          The Company believes the carrying amounts of cash and cash equivalents and investment in stock of the FHLBSF are reasonable estimates of their fair values. The fair values of investment securities and mortgage-backed securities were based on published market prices or quotes obtained from independent registered securities brokers.

          The estimated fair value of loans receivable held for investment was determined by discounting the projected cash flows using current interest rates at which similar loans would be made to borrowers of similar credit risk. Prepayment estimates were based on historical experience and published data for similar loans. Fair values for loans available for sale are based on prices for similar loans in the secondary loan market. The estimated fair value of capitalized excess servicing represents the present value of the discounted cash flows on the sold loans less the Company's cost to service such loans.

          The fair value of demand deposits, savings accounts and money market accounts is the amount payable on demand and is assumed to equal the carrying amount. The fair value of fixed maturity deposits was estimated using the rates currently offered for certificates of deposit with similar remaining maturities.

          Rates currently available to the Company for debt with similar terms and remaining maturities were used to estimate the fair value of existing debt, including advances from the FHLBSF, securities sold under agreements to repurchase and other borrowings.

          The unrealized loss on the Company's outstanding commitments is based on the difference between the current level of interest rates and the committed interest rates. The unrealized loss on interest swaps is the estimated amount that the Company would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparties.

18. PARENT COMPANY FINANCIAL INFORMATION

          The Company and its subsidiaries file consolidated Federal income tax returns in which the taxable income or loss of the Company is combined with that of its subsidiaries. The Company's share of income tax expense is based on the amount which would be payable if separate returns were filed. Accordingly, the Company's equity in the net income of its subsidiaries (distributed and undistributed) is excluded from the computation of the provision for income taxes for financial statement purposes.

          The Parent Company's statements of financial condition and related statements of operations and cash flows follow:

                       STATEMENTS OF FINANCIAL CONDITION

                                                                 DECEMBER 31,
---------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                         1995       1994
ASSETS
Cash in Bank                                                 $  2,047   $  1,136
Demand note due from the Bank (interest at prime rate)         24,361     22,700
Securities available for sale                                   1,035        980
Investment in and advances to subsidiary (the Bank)           161,301    192,707
Dividend receivable from subsidiary (the Bank)                 25,000        ---
Investment in subsidiary (Regent Financial Corporation)           828        818
Other assets                                                      823        127
---------------------------------------------------------------------------------
  Total Assets                                               $215,395   $218,468
=================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Accounts payable and other liabilities                     $  7,415   $  1,153
Stockholders' Equity                                          207,980    217,315
---------------------------------------------------------------------------------
  Total Liabilities and Stockholders' Equity                 $215,395   $218,468
=================================================================================

                            STATEMENTS OF OPERATIONS

                                                                     YEARS ENDED DECEMBER 31,
(DOLLARS IN THOUSANDS)                                               1995       1994      1993
------------------------------------------------------------------------------------------------
Income:
Dividends from the Bank                                            $ 29,400    $ 4,400   $ 3,300
Interest income                                                       1,529      1,135     1,080
Other income                                                            ---         13       ---
------------------------------------------------------------------------------------------------
                                                                     30,929      5,548     4,380
------------------------------------------------------------------------------------------------
Expense:
General and administrative expense                                      582        502       473
Income taxes                                                            383        158       233
------------------------------------------------------------------------------------------------
                                                                        965        660       706
------------------------------------------------------------------------------------------------
Income before undistributed net income (loss) of subsidiaries        29,964      4,888     3,674
Undistributed net income (loss) of subsidiaries                     (34,654)     9,625     8,835
------------------------------------------------------------------------------------------------
Net income (loss)                                                  $ (4,690)   $14,513   $12,509
================================================================================================

                            STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED DECEMBER 31,
(DOLLARS IN THOUSANDS)                                        1995        1994       1993
------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                           $ (4,690)   $14,513    $12,509
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
  Undistributed net (income) loss of subsidiaries             34,654     (9,625)    (8,835)
  Dividends receivable                                       (25,000)       ---        ---
  Other                                                          (48)     1,098        150
------------------------------------------------------------------------------------------
Net cash provided by operating activities                      4,916      5,986      3,824
------------------------------------------------------------------------------------------
Cash flows from investing activities:
Net change in advances to the Bank                                15          4     (1,090)
Return of investment from subsidiary
  (Regent Financial Corporation)                                 ---        ---      2,100
Demand note due from the Bank                                 (1,661)    (3,700)    (4,100)
------------------------------------------------------------------------------------------
Net cash used in investing activities                         (1,646)    (3,696)    (3,090)
------------------------------------------------------------------------------------------
Cash flows from financing activities:
Dividends paid to stockholders                                (4,374)    (4,266)    (4,166)
Repurchase of common stock                                    (2,279)       ---        ---
Proceeds from issuance of common stock                         4,294      1,906      3,005
------------------------------------------------------------------------------------------
Net cash used in financing activities                         (2,359)    (2,360)    (1,161)
------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                  911        (70)      (427)
Cash at beginning of year                                      1,136      1,206      1,633
------------------------------------------------------------------------------------------
Cash at end of year                                         $  2,047    $ 1,136    $ 1,206
==========================================================================================

19. SELECTED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                             PERIOD ENDED DECEMBER 31, 1995
                                                     -----------------------------------------------
                                                      FIRST      SECOND     THIRD         FOURTH
                                                     QUARTER    QUARTER    QUARTER       QUARTER
                                                     --------   --------   --------   --------------
                                                     (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Interest income                                      $53,480    $54,266    $54,481    $      54,236
Net interest income                                   14,429     13,567     13,746           14,174
Provision for losses:
 Loans and mortgage-backed securities                    900        900        900            1,900
 Real estate                                            (571)       335        (81)           1,066
Income (loss) before extraordinary items               2,443       (749)     2,276           (6,116)/(1)/
Extraordinary items, net of tax                          ---        ---        ---           (2,544)
Net income (loss)                                      2,443       (749)     2,276           (8,660)
Primary earnings per share:
   Income before extraordinary items                    0.34      (0.10)      0.31            (0.83)
   Net income (loss)                                    0.34      (0.10)      0.31            (1.18)

/(1)/ See Note 20 for description of significant fourth quarter adjustments.


                                                     PERIOD ENDED DECEMBER 31, 1994
                                                 --------------------------------------
                                                  FIRST     SECOND     THIRD    FOURTH
                                                 QUARTER   QUARTER    QUARTER   QUARTER
                                                 -------   --------   -------   -------
                                             (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Interest income                                  $45,312   $49,320    $49,767   $52,927
Net interest income                               16,402    17,641     16,573    16,309
Provision for losses:
 Loans and mortgage-backed securities                860     1,731        566       250
 Real estate                                         110      (217)        80       172
Net income                                         3,173     3,480      3,675     4,185
Primary earnings per share                          0.45      0.49       0.51      0.58

20. SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

     The following significant fourth quarter adjustments were recorded in the 1995 Consolidated Statement of Operations:

                                                                           AMOUNT
                                                                          --------
                                                                  (DOLLARS IN THOUSANDS)
Write down of corporate office complex (see Note 6)                        $ 7,100
Prepayment penalties on FHLBSF advances, pretax (see Note 8)                 4,422
Severance payments related to workforce reductions and pension plans         1,449
Core deposit premiums written-off  (see Note 1)                                854
Goodwill written-off  (see Note 1)                                             758
                                                                           -------
                                                                           $14,583
                                                                           =======

21. SUBSEQUENT EVENTS

     In February 1996, the Company and CTL Credit, Inc. ("CTLC") signed a definitive agreement under which the Company will acquire CTLC. Under the terms of the definitive agreement, CTLC shareholders will receive $18.00 per share in cash for each share of common stock held or an aggregate price of approximately $65.0 million including acquisition costs. The acquisition of CTLC will be accounted for as a purchase and is expected to be completed by June 30, 1996. The transaction is subject to the approval of CTLC shareholders and all applicable regulatory authorities.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Bay View Capital Corporation:

     We have audited the accompanying consolidated statements of financial condition of Bay View Capital Corporation and subsidiaries (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Bay View Capital Corporation and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP
San Francisco, California
January 26, 1996

 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
--------  ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

     None.

                                    PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------- --------------------------------------------------

     Information concerning Executive Officers of the Company is contained under the heading "Executive Officers of the Registrant" on page 9 therein. Information concerning directors of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 23, 1996, a copy of which will be filed not later than 120 days after the close of the fiscal year. The compensation report and performance graph included in the Proxy Statement pursuant to Items 402(k) and 402(l) of Regulation S-K are specifically not incorporated by reference herein.


 ITEM 11. EXECUTIVE COMPENSATION
--------- ----------------------

     Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 23, 1996, a copy of which will be filed not later than 120 days after the close of the fiscal year. The compensation report and performance graph included in the Proxy Statement pursuant to Items 402(k) and 402(l) of Regulation S-K are specifically not incorporated by reference herein.


 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------- --------------------------------------------------------------

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 23, 1996, a copy of which will be filed not later than 120 days after the close of the fiscal year.


 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------- ----------------------------------------------

     Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 23, 1996, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                    PART IV

 ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
---------  -----------------------------------------------------------------

     All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a) (3)  Exhibits:
-----------------

Regulation                                                          Reference to         Sequential page
S-K                                                                prior filing or        number where
Exhibit                                                           exhibit number     attached exhibits are
Number                             Document                       attached hereto    located in this report
------------------------------------------------------------------------------------------------------------
2               Plan of acquisition, reorganization,              None               Not applicable
                arrangement, liquidation or succession

3               Articles of Incorporation                         3a                 Not applicable
                Bylaws                                            3b                 Not applicable

4               Instruments defining the rights of security
                holders, including indentures:
                Articles of Incorporation                         3a                 Not applicable
                Bylaws                                            3b                 Not applicable
                Specimen of common stock certificate              4a                 Not applicable
                Stockholder Protections Rights Agreement,         4b                 Not applicable
                dated July 31, 1990 (the "Rights Agreement")
                First Amendment to the Rights Agreement,          4c                 Not applicable
                dated February 26, 1993
                Form of Rights Certificate and of Election to     4d                 Not applicable
                Exercise pursuant to the Rights Agreement
  9             Voting trust agreement                            None               Not applicable

 10             Material contracts:
                Employment Contract with Edward H. Sondker        10a                Not applicable
                Employment Contract with Bruce E. Moyer           10b                Not applicable
                Employment Contract with John E. Brubaker         10b                Not applicable
                Employment Contract with Robert J. Flax           10b                Not applicable
                Employment Contract with James E. Tecca           10c                Not applicable
                Employment Contract with David A. Heaberlin                          Page
                Employment Contract with John N. Buckley                             Page
                Employment Contract with Cynthia L. Hart                             Page
                Supplemental Executive Retirement Plan            10d                Not applicable
                Senior Management Incentive Plan                  10e                Not applicable
                Senior Management Long-Term Incentive Plan        10f                Not applicable



Regulation                                                          Reference to         Sequential page
S-K                                                                prior filing or        number where
Exhibit                                                           exhibit number     attached exhibits are
Number                             Document                       attached hereto    located in this report
------------------------------------------------------------------------------------------------------------
                1986 Stock Option and Incentive Plan              10g                Not applicable
                Amended and Restated 1989 Non-Employee            10h                Not applicable
                Director Stock Option Plan
                1995 Stock Option and Incentive Plan              10i                Not applicable
11              Statement re computation of per share earnings    Not required       Not applicable

12              Statements of re computation of ratios            Not required       Not applicable

13              Annual Report to security holders                 Not required       Not applicable

16              Letter re change in certifying accountant         Not required       Not applicable

18              Letter re change in accounting principles         None               Not applicable

21              Subsidiaries of the registrant                       21                 Page

22              Published report regarding matters submitted      None               Not applicable
                to vote of security holders

23              Consent of Deloitte & Touche LLP                     23                 Page

24              Power of attorney                                 Not required       Not applicable

27              Financial Data Schedule                              27                 Page

28              Information from reports furnished to state       None               Not applicable
                insurance regulatory authorities

99              Additional Exhibits                               None               Not applicable

--------------------------
(References to Prior Filings)

  3a    Filed as exhibit 4.1 to the Registrant's Registration Statement on Form
        S-8 filed July 26, 1991 (File No. 33-41924)

  3b    Filed as exhibit 1 to the Registrant's Current Report on Form 8-K filed
        January 10, 1994 (File No. 0-17901)

  4a    Filed as exhibit 4.3 to the Registrant's Registration Statement on Form
        S-8 filed July 26, 1991 (File No. 33-41924)

  4b Filed as exhibit 1 to the Registrant's Registration Statement on Form 8 filed March 9, 1993 (the second amendment to a Form 8-A filed August 6,
        1990)(File no. 0-17901)

  4c Filed as exhibit 3 to the Registrant's Registration Statement on Form 8 filed March 9, 1993 (the second amendment to a Form 8-A filed August 6,
        1990)(File no. 0-17901)

  4d Filed as exhibit 2 to the Registrant's Registration Statement on Form 8 filed March 9, 1993 (the second amendment to a Form 8-A filed August 6,
        1990)(File no. 0-17901)

 10a Filed as exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed October 30, 1995 for the quarter ended September 30, 1995 (File
        No. 0-17901)

 10b    Filed as exhibits 10.1 to 10.3 respectively, to the Registrant's Annual
        Report on Form 10-K filed March 30, 1994 for the year ended December 31,
        1993 (File No. 0-17901)

10c-f   Filed as exhibits 10.5 to 10.8 respectively, to the Registrant's Annual
        Report on Form 10-K filed March 30, 1993 for the year ended December 31,
        1992 (File No. 0-17901)

 10g    Filed as exhibit 4 to the Registrant's Registration Statement on Form S-
        8 filed August 11, 1995 (File No. 33-95724)

 10h    Filed as exhibit 4.4 to the Registrant's Registration Statement on Form
        S-8 filed July 26, 1991 (File No. 33-41924)

 10i    Filed as exhibit 4 to the Registrant's Registration Statement on Form S-
        8 filed August 11, 1995 (File No. 33-95726)

        All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(b)  Reports on Form 8-K:
------------------------

    The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BAY VIEW CAPITAL CORPORATION


Date:   March 22, 1996                 By: /s/  Edward H. Sondker
      ---------------------------         --------------------------------------
                                           Edward H. Sondker
                                           President and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/  Edward H. Sondker             By: /s/   John R. McKean
   ------------------------------         -------------------------------------
    Edward H. Sondker, Director            John R. McKean
    President and Chief Executive          Chairman of the Board
      Officer

Date:  March 22, 1996                     Date:    March 22, 1996
   ------------------------------         -------------------------------------

By: /s/  Paula R. Collins              By: /s/  Roger  K. Easley
   ------------------------------         -------------------------------------
    Paula R. Collins, Director             Roger K. Easley, Director

Date:  March 22, 1996                     Date:    March 22, 1996
   ------------------------------         -------------------------------------

By: /s/ Thomas M. Foster               By: /s/  Richard J. Quinlan
   ------------------------------         -------------------------------------
    Thomas M. Foster, Director             Richard J. Quinlan, Director

Date:    March 22, 1996                   Date:   March 22, 1996
   ------------------------------         -------------------------------------

By:  /s/  Robert L. Witt               By:  /s/  David A. Heaberlin
   ------------------------------         -------------------------------------
    Robert L. Witt, Director               David A. Heaberlin
                                           Executive Vice President
                                           Chief Financial Officer and Treasurer

Date:   March 22, 1996                    Date:    March 22, 1996
   ------------------------------         -------------------------------------

                 INDEX TO EXHIBITS


                                                      Exhibit
                                                       Number
                                                      -------
     Employment contract with David A. Heaberlin         10.1
     Employment contract with John N. Buckley            10.2
     Employment contract with Cynthia L. Hart            10.3
     Subsidiaries of the registrant                        21
     Consent of Deloitte & Touche LLP                      23
     Financial Data Schedule                               27