Form 10-K405/A
period 1995-12-31
BAY VIEW CAPITAL CORP
filed 1996-05-01
CIK 840387

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                          ___________________________

                                   FORM 10-K/A

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III of Form 10-K - Portions of Proxy Statement for 1996 Annual Meeting of Stockholders.

================================================================================

     The purpose of this amendment on Form 10-K/A to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the "Form 10-K") of Bay View Capital Corporation (the "Company") is to amend the Independent Auditors' Report filed as part of Item 8, to revise the date of such Independent Auditors' Report to January 26, 1996 (February 5, 1996 as to Note 21) which reflects matters subsequent to the original date of such Independent Auditors' Report. The Company hereby amends Item 8 to the Form 10-K in its entirety and replaces such Item 8 with the following:

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- --------  -------------------------------------------

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                  DECEMBER 31,
                                                                            ------------------------
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                                 1995          1994
- ----------------------------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents:
 Cash and due from depository institutions                                  $   24,144    $   21,750
 Interest-bearing deposits and federal funds sold                               18,616         4,442
- ----------------------------------------------------------------------------------------------------
                                                                                42,760        26,192
Loans and securities available for sale:
  Loans receivable                                                                 ---           704
 Mortgage-backed securities                                                    149,778       108,856
 Investment securities                                                           8,035           980
Securities held to maturity:
 Mortgage-backed securities, net of allowance for losses:
   1995, $930; 1994, $1,574                                                    581,600       812,824
 Investment securities                                                          39,928        31,861
Loans receivable held for investment, net of allowance for losses:
  1995, $30,014; 1994, $29,115                                               2,062,268     2,053,859
Investment in stock of the Federal Home Loan Bank of San Francisco              39,450        49,646
Real estate owned, net of allowance for losses: 1995, none; 1994, $726          24,476        13,529
Premises and equipment, net                                                     16,184        23,208
Core deposit premiums and goodwill (intangibles assets)                          5,835         9,779
Other assets                                                                    34,182        35,091
- ----------------------------------------------------------------------------------------------------
  Total Assets                                                              $3,004,496    $3,166,529
====================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Customer deposits                                                           $1,819,840    $1,707,376
Advances from the Federal Home Loan Bank of San Francisco                      766,790       956,310
Securities sold under agreements to repurchase                                 166,738       255,106
Other borrowings                                                                 7,937         8,542
Other liabilities                                                               35,214        21,880
- ----------------------------------------------------------------------------------------------------
  Total Liabilities                                                          2,796,519     2,949,214

Commitments and Contingencies (Note 16)
Stockholders' equity:
 Serial preferred stock: authorized, 7,000,000 shares;
  outstanding: none                                                                ---           ---
 Common stock ($.01 par value) authorized, 20,000,000 shares;
   outstanding: 1995, 7,101,590 shares; 1994, 7,167,974 shares                      71            72
 Additional paid-in capital                                                     97,646        92,630
 Retained earnings (substantially restricted)                                  115,966       133,624
 Unrealized gain (loss) on securities available for sale (net of tax)             (683)       (3,634)
Debt of Employee Stock Ownership Plan                                           (5,023)       (5,377)
- ----------------------------------------------------------------------------------------------------
  Total Stockholders' Equity                                                   207,977       217,315
- ----------------------------------------------------------------------------------------------------
  Total Liabilities and Stockholders' Equity                                $3,004,496    $3,166,529
====================================================================================================

See accompanying Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEARS ENDED DECEMBER 31,
- ----------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                 1995      1994        1993
- ----------------------------------------------------------------------------------------------
Interest income:
 Interest on loans receivable                                $155,853    $131,783    $145,361
 Interest on mortgage-backed securities                        54,236      61,111      43,038
 Interest and dividends on investments                          6,374       4,432       3,127
- ----------------------------------------------------------------------------------------------
                                                              216,463     197,326     191,526
- ----------------------------------------------------------------------------------------------
Interest expense:
 Interest on customer deposits                                 93,398      66,424      68,075
 Interest on borrowings                                        67,149      63,977      53,775
- ----------------------------------------------------------------------------------------------
                                                              160,547     130,401     121,850
- ----------------------------------------------------------------------------------------------

Net interest income                                            55,916      66,925      69,676
Provision for losses on loans and securities                    4,600       3,407       7,031
- ----------------------------------------------------------------------------------------------
Net interest income after provision for losses                 51,316      63,518      62,645
- ----------------------------------------------------------------------------------------------
Noninterest income:
 Loan fees and charges                                          3,691       4,537       5,044
 Gain (loss) on sale of assets                                 (2,194)        (41)      1,091
 Rental income from premises                                      781         809         835
 Other, net                                                     4,180       3,273       2,586
- ----------------------------------------------------------------------------------------------
                                                                6,458       8,578       9,556
- ----------------------------------------------------------------------------------------------
Noninterest expense:
 General and administrative:
Compensation and employee benefits                             25,148      25,268      23,660
Office occupancy and equipment                                  8,658       8,436       7,696
Deposit insurance premiums and regulatory fees                  4,473       4,813       3,674
Data processing service bureau                                  1,683       1,701       2,373
Other, net                                                      9,954       7,069       9,468
- ----------------------------------------------------------------------------------------------
                                                               49,916      47,287      46,871
 Writedown of corporate office complex                          7,100         ---         ---
 Real estate owned operations, net                             (1,081)        (95)          1
 Provision for losses on real estate                              749         145         819
 Writedown of intangible assets                                 1,612         ---         ---
 Amortization of intangible assets                              2,332       2,418       2,104
- ----------------------------------------------------------------------------------------------
                                                               60,628      49,755      49,795
- ----------------------------------------------------------------------------------------------
Income (loss) before income tax expense (benefit)
 and extraordinary items                                       (2,854)     22,341      22,406
Income tax expense (benefit)                                     (708)      7,828       9,765
- ----------------------------------------------------------------------------------------------
Income (loss) before extraordinary items                       (2,146)     14,513      12,641
Extraordinary items - penalties for prepayment of debt,
 net of tax: 1995, $1,878; 1993, $97                           (2,544)        ---        (132)
- ----------------------------------------------------------------------------------------------
Net income (loss)                                            $ (4,690)   $ 14,513    $ 12,509
==============================================================================================
Primary earnings per share:
 Income (loss) before extraordinary items                      $(0.29)      $2.02       $1.80
 Extraordinary items                                            (0.35)        ---       (0.02)
- ----------------------------------------------------------------------------------------------
 Net income (loss)                                             $(0.64)      $2.02       $1.78
==============================================================================================

See accompanying Notes to Consolidated Financial Statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                     UNREALIZED
                                                                                         GAIN
                                                                                      (LOSS) ON      DEBT OF
                                                                                      SECURITIES      EMPLOYEE
                                     NUMBER               ADDITIONAL                  AVAILABLE        STOCK              TOTAL
(DOLLARS IN THOUSANDS EXCEPT           OF       COMMON      PAID-IN      RETAINED      FOR SALE      OWNERSHIP         STOCKHOLDERS'
 PER SHARE AMOUNTS)                  SHARES      STOCK      CAPITAL      EARNINGS*   (NET OF TAX)       PLAN             EQUITY
- ------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1992         6,870         $ 69      $87,722      $115,078         ---         $(6,000)            $196,869
Common stock issued:
 Exercise of stock options             185            2        3,003           ---         ---             ---                3,005
Cash dividends declared
  ($.60 per share)                     ---          ---          ---        (4,193)        ---             ---               (4,193)
Unrealized gain (net of tax)           ---          ---          ---           ---     $ 2,488             ---                2,488
Repayment of debt                      ---          ---          ---           ---         ---             298                  298
Net income for 1993                    ---          ---          ---        12,509         ---             ---               12,509
- -----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993         7,055           71       90,725       123,394       2,488          (5,702)             210,976
Common stock issued:
 Exercise of stock options             113            1        1,905           ---         ---             ---                1,906
Cash dividends declared
  ($.60 per share)                     ---          ---          ---        (4,283)        ---             ---               (4,283)
Change in unrealized loss
 (net of tax)                          ---          ---          ---           ---      (6,122)            ---               (6,122)
Repayment of debt                      ---          ---          ---           ---         ---             325                  325
Net income for 1994                    ---          ---          ---        14,513         ---             ---               14,513
- -----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994         7,168           72       92,630       133,624      (3,634)         (5,377)             217,315
Repurchase of common stock            (305)          (3)         ---        (8,574)        ---             ---               (8,577)
Common stock issued:
 Exercise of stock options,
  including tax benefits               239            2        5,016           ---         ---             ---                5,018
Cash dividends declared
 ($.60 per share)                      ---          ---         ---         (4,394)        ---             ---               (4,394)
Change in unrealized loss
 (net of tax)                          ---          ---         ---            ---       2,951             ---                2,951
Repayment of debt                      ---          ---         ---            ---         ---             354                  354
Net loss for 1995                      ---          ---         ---         (4,690)        ---             ---               (4,690)
- -----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995         7,102         $ 71     $97,646       $115,966       $(683)        $(5,023)            $207,977
===================================================================================================================================

* Substantially restricted

See accompanying Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              YEARS ENDED DECEMBER 31,
- ------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                                     1995         1994         1993
- ------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                        $ (4,690)   $  14,513    $  12,509
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
  Writedown of corporate office complex                                     7,100          ---          ---
  Writedown of intangible assets                                            1,612          ---          ---
  Loans originated for sale                                                   ---      (16,401)     (63,205)
  Proceeds from loans sold                                                    135       11,798       54,657
  Proceeds from loans securitized and sold                                    ---       10,034        2,555
  Provision for losses                                                      5,349        3,552        7,850
  Depreciation and amortization of premises and equipment                   3,079        3,128        2,709
  Amortization of intangibles                                               2,332        2,419        2,104
  Amortization of deferred loan fees (costs)                                  452       (1,558)      (1,726)
  Decrease in capitalized excess servicing fees                               853        1,373        2,103
  Amortization of premiums, net of discounts                                4,343        6,220        6,224
  (Gain) loss on sale of assets                                             2,194           41       (1,091)
  Increase in other assets                                                 (1,722)        (715)      (2,238)
  Increase (decrease) in other liabilities                                  6,991        4,923         (265)
Other, net                                                                   (867)      (4,283)        (182)
- ------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                27,161       35,044       22,004
- ------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in loans resulting from originations,
 net of principal payments                                                (31,575)    (294,592)     183,164
Purchases of loans                                                        (12,928)      (5,352)     (34,844)
Principal payments on mortgage-backed securities                           88,580      203,255      279,017
Purchases of mortgage-backed securities                                       ---     (411,269)    (641,978)
Proceeds from sale of mortgage-backed securities available for sale       101,242          ---       85,636
Proceeds from maturities of investment securities                          17,000        5,000       12,005
Purchase of investment securities                                         (32,000)     (31,843)         ---
Proceeds from sale of investment securities available for sale                ---        5,317          ---
Investments in real estate                                                    ---          ---          (94)
Proceeds from sale of real estate                                          20,435       23,906       17,345
Net additions to premises and equipment                                    (3,155)      (5,217)      (4,513)
(Increase) decrease in stock of FHLBSF                                     10,196      (11,509)         293
- ------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) investing activities                     157,795     (522,304)    (103,969)
- ------------------------------------------------------------------------------------------------------------



                                                                                             YEARS ENDED DECEMBER 31,
- -----------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                                                     1995         1994         1993
- -----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net deposit inflows (outflows)                                                           $ 112,464    $  13,113    $(166,470)
Purchases of deposits                                                                          ---          ---      424,150
Sale of deposits                                                                               ---          ---      (51,669)
Proceeds from advances from Federal Home Loan Bank of San Francisco                        480,000      519,110      245,100
Repayment of advances from Federal Home Loan Bank of San Francisco                        (669,520)    (282,400)    (294,100)
Repurchase of common stock                                                                  (2,279)         ---          ---
Repayment of capital market debt                                                               ---          ---      (60,000)
Proceeds from reverse repurchase agreements                                                166,738      376,960          ---
Repayment of reverse repurchase agreements                                                (255,106)    (122,530)         ---
Net change in borrowings                                                                      (605)     (12,596)     (34,065)
Proceeds from issuance of common stock                                                       4,294        1,906        3,005
Dividends paid to stockholders                                                              (4,374)      (4,266)      (4,166)
- ----------------------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) financing activities                                      (168,388)     489,297       61,785
- ----------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                        16,568        2,037      (20,180)
Cash and cash equivalents at beginning of year                                              26,192       24,155       44,335
- ----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                                 $  42,760    $  26,192    $  24,155
============================================================================================================================
Cash paid during the year for:
 Interest                                                                                $  80,226    $  58,806    $  51,061
 Income taxes                                                                                4,450        4,584        8,756
============================================================================================================================

Supplemental noncash investing and financing activities:
 Loans transferred to real estate owned                                                  $  31,070    $  19,706    $  17,166
 Transfer of mortgage-backed securities from held to maturity to available for sale        147,661          ---      209,060
 Repurchase of common stock                                                                  6,298          ---          ---
 Mortgage-backed securities acquired in exchange for securitized loans                         ---       10,034        2,555
 Loans originated to sell real estate owned                                                  8,905        1,550        2,422
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

          The Parent Company's statements of financial condition and related statements of operations and cash flows follow:

                       STATEMENTS OF FINANCIAL CONDITION

                                                                 DECEMBER 31,
- ---------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                         1995       1994
ASSETS
Cash in Bank                                                 $  2,047   $  1,136
Demand note due from the Bank (interest at prime rate)         24,361     22,700
Securities available for sale                                   1,035        980
Investment in and advances to subsidiary (the Bank)           161,301    192,707
Dividend receivable from subsidiary (the Bank)                 25,000        ---
Investment in subsidiary (Regent Financial Corporation)           828        818
Other assets                                                      823        127
- ---------------------------------------------------------------------------------
  Total Assets                                               $215,395   $218,468
=================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Accounts payable and other liabilities                     $  7,415   $  1,153
Stockholders' Equity                                          207,980    217,315
- ---------------------------------------------------------------------------------
  Total Liabilities and Stockholders' Equity                 $215,395   $218,468
=================================================================================

                            STATEMENTS OF OPERATIONS

                                                                     YEARS ENDED DECEMBER 31,
(DOLLARS IN THOUSANDS)                                               1995       1994      1993
- ------------------------------------------------------------------------------------------------
Income:
Dividends from the Bank                                            $ 29,400    $ 4,400   $ 3,300
Interest income                                                       1,529      1,135     1,080
Other income                                                            ---         13       ---
- ------------------------------------------------------------------------------------------------
                                                                     30,929      5,548     4,380
- ------------------------------------------------------------------------------------------------
Expense:
General and administrative expense                                      582        502       473
Income taxes                                                            383        158       233
- ------------------------------------------------------------------------------------------------
                                                                        965        660       706
- ------------------------------------------------------------------------------------------------
Income before undistributed net income (loss) of subsidiaries        29,964      4,888     3,674
Undistributed net income (loss) of subsidiaries                     (34,654)     9,625     8,835
- ------------------------------------------------------------------------------------------------
Net income (loss)                                                  $ (4,690)   $14,513   $12,509
================================================================================================

                            STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED DECEMBER 31,
(DOLLARS IN THOUSANDS)                                        1995        1994       1993
- ------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                           $ (4,690)   $14,513    $12,509
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
  Undistributed net (income) loss of subsidiaries             34,654     (9,625)    (8,835)
  Dividends receivable                                       (25,000)       ---        ---
  Other                                                          (48)     1,098        150
- ------------------------------------------------------------------------------------------
Net cash provided by operating activities                      4,916      5,986      3,824
- ------------------------------------------------------------------------------------------
Cash flows from investing activities:
Net change in advances to the Bank                                15          4     (1,090)
Return of investment from subsidiary
  (Regent Financial Corporation)                                 ---        ---      2,100
Demand note due from the Bank                                 (1,661)    (3,700)    (4,100)
- ------------------------------------------------------------------------------------------
Net cash used in investing activities                         (1,646)    (3,696)    (3,090)
- ------------------------------------------------------------------------------------------
Cash flows from financing activities:
Dividends paid to stockholders                                (4,374)    (4,266)    (4,166)
Repurchase of common stock                                    (2,279)       ---        ---
Proceeds from issuance of common stock                         4,294      1,906      3,005
- ------------------------------------------------------------------------------------------
Net cash used in financing activities                         (2,359)    (2,360)    (1,161)
- ------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                  911        (70)      (427)
Cash at beginning of year                                      1,136      1,206      1,633
- ------------------------------------------------------------------------------------------
Cash at end of year                                         $  2,047    $ 1,136    $ 1,206
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



  /s/ Deloitte & Touche LLP
  San Francisco, California

  January 26, 1996
  (February 5, 1996 as to Note 21)

                                   SIGNATURES

     Pursuant to the requirements of this Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            BAY VIEW CAPITAL CORPORATION



  Date:  April 29, 1996
                                            By:   /s/ Edward H. Sondker
                                                 -------------------------------
                                                 Edward H. Sondker
                                                 President and Chief Executive
                                                 Officer

                                 EXHIBIT INDEX

 Exhibit Number              Description            Sequential Page No.
 --------------     -----------------------------   -------------------
      23            Independent Auditors' Consent       43