Form 10-Q
period 1996-03-31
BAY VIEW CAPITAL CORP
filed 1996-05-15
CIK 840387

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1996
                                       OR

[_]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to _____

                        Commission file number 0-17901


                         BAY VIEW CAPITAL CORPORATION
            (Exact name of registrant as specified in its charter)


                  Delaware                      94-3078031
       (State or other jurisdiction of       (I.R.S. Employer
        incorporation or organization)      Identification No.)


            2121 South El Camino Real, San Mateo, California 94403
           (Address of principal executive offices)      (Zip Code)

       Registrant's telephone number, including area code (415) 573-7300


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

       Common Stock, Par Value $.01        Outstanding at April 30, 1996
             (Title of Class)                     6,910,306 shares

                                     INDEX


                         BAY VIEW CAPITAL CORPORATION
                         ----------------------------

PART I.       FINANCIAL INFORMATION                                     Page(s)
- - -------       ---------------------                                     -------
Item 1.       Financial Statements (Unaudited):

                 Consolidated Statements of Financial Condition.......  3

                 Consolidated Statements of Operations................  4

                 Consolidated Statements of Cash Flows................  5-6

                 Notes to Consolidated Financial Statements...........  7-9

                 Selected Financial Data..............................  10

Item 2.       Management's Discussion and Analysis of
                 Financial Condition and Results of Operations........  11-23


PART II.      OTHER INFORMATION
- - --------      -----------------

              Other Information.......................................  24

              Signatures..............................................  25

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
- - -----------------------------

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                         MARCH 31,  DECEMBER 31,
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)            1996         1995
- - --------------------------------------------------------------------------------
                     ASSETS
Cash and cash equivalents:
  Cash and due from depository institutions             $   36,036   $   24,144
  Interest-bearing deposits and federal funds sold          20,704       18,616
- - --------------------------------------------------------------------------------
                                                            56,740       42,760
Securities available for sale:
  Mortgage-backed securities                               120,061      149,778
  Investment securities                                      1,025        8,035
Securities held to maturity:
  Mortgage-backed securities, net of allowance
    for losses: 1996, $164; 1995, $930                     560,147      581,600
  Investment securities                                     15,006       39,928
Loans receivable held for investment, net of allowance
  for losses: 1996, $27,615; 1995, $30,014               2,043,266    2,062,268
Investment in stock of the Federal Home Loan Bank of
  San Francisco                                             40,133       39,450
Real estate owned, net                                      20,085       24,476
Premises and equipment, net                                 15,876       16,184
Core deposit premiums (intangible assets)                    5,109        5,835
Other assets                                                32,847       34,182
- - --------------------------------------------------------------------------------
      Total assets                                      $2,910,295   $3,004,496
================================================================================
       LIABILITIES AND STOCKHOLDERS' EQUITY

Customer deposits:
  Transaction accounts                                  $  421,693   $  387,610
  Certificates of deposit                                1,387,337    1,432,230
- - --------------------------------------------------------------------------------
                                                         1,809,030    1,819,840

Advances from the Federal Home Loan Bank of
  San Francisco                                            727,930      766,790
Securities sold under agreements to repurchase             137,640      166,738
Other borrowings                                             7,461        7,937
Other liabilities                                           24,966       35,214
- - --------------------------------------------------------------------------------
      Total liabilities                                  2,707,027    2,796,519

Stockholders' equity:
  Serial preferred stock: authorized, 7,000,000
    shares; outstanding: none                                  ---          ---
  Common stock ($.01 par value); authorized,
    20,000,000 shares; outstanding: 1996, 6,900,306
    shares; 1995, 7,101,590 shares                              69           71
  Additional paid-in capital                                98,621       97,646
  Retained earnings (substantially restricted)             111,361      115,966
  Unrealized loss on securities available for sale
    (net of tax)                                            (2,145)        (683)
  Debt of Employee Stock Ownership Plan                     (4,638)      (5,023)
- - --------------------------------------------------------------------------------
      Total stockholders' equity                           203,268      207,977
- - --------------------------------------------------------------------------------
    Total liabilities and stockholders' equity          $2,910,295   $3,004,496
================================================================================

See accompanying Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)               1996       1995
- - --------------------------------------------------------------------------------
Interest income:
  Interest on loans receivable                               $40,387    $36,201
  Interest on mortgage-backed securities                      11,370     15,567
  Interest and dividends on investments                        1,652      1,712
- - --------------------------------------------------------------------------------
                                                              53,409     53,480
- - --------------------------------------------------------------------------------
Interest expense:
  Interest on customer deposits                               23,258     20,785
  Interest on borrowings                                      13,937     18,266
- - --------------------------------------------------------------------------------
                                                              37,195     39,051
- - --------------------------------------------------------------------------------
Net interest income                                           16,214     14,429
Provision for losses on loans and securities                     600        900
- - --------------------------------------------------------------------------------
Net interest income after provision for losses                15,614     13,529
- - --------------------------------------------------------------------------------
Noninterest income:
  Loan fees and charges                                          908      1,247
  Gain (loss) on sale of assets                                 (262)        16
  Rental income from premises                                    197        187
  Other, net                                                     980        977
- - --------------------------------------------------------------------------------
                                                               1,823      2,427
- - --------------------------------------------------------------------------------
Noninterest expense:
  General and administrative expenses                         10,737     11,986
  Real estate owned operations, net                             (888)      (350)
  Recovery of losses on real estate                              (53)      (571)
  Writedown of intangible assets                                 270        ---
  Amortization of intangible assets                              456        605
- - --------------------------------------------------------------------------------
                                                              10,522     11,670
- - --------------------------------------------------------------------------------
Income before income tax expense                               6,915      4,286
Income tax expense                                             2,922      1,843
- - --------------------------------------------------------------------------------
Net income                                                   $ 3,993    $ 2,443
================================================================================
Primary earnings per share                                     $0.56      $0.34
================================================================================

See accompanying Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    THREE MONTHS ENDED MARCH 31,
(DOLLARS IN THOUSANDS)                                    1996        1995
- - --------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                              $  3,993    $  2,443
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Writedown of intangible assets                           270         ---
    Proceeds from loans sold                                 ---         135
    Provision for losses                                     547         329
    Depreciation and amortization of premises
      and equipment                                          545         812
    Amortization of intangibles                              456         605
    Amortization of deferred loan fees costs                 333        (217)
    Decrease in capitalized excess servicing fees            139         252
    Amortization of premiums and discounts                   818         762
    (Gain) loss on sale of assets                            262         (16)
    Decrease in other assets                               1,553         802
    Increase (decrease) in other liabilities             (10,258)     11,680
    Other, net                                              (368)       (303)
- - --------------------------------------------------------------------------------
    Net cash provided by operating activities             (1,710)     17,284
- - --------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in loans resulting from
  originations, net of principal payments                 25,856     (18,980)
Purchases of loans                                       (19,676)     (1,593)
Principal payments on mortgage-backed securities          21,517      21,977
Proceeds from sales of mortgage-backed securities         26,807         ---
Proceeds from maturities of investment securities         32,000         ---
Purchase of investment securities                            ---      (2,000)
Proceeds from sale of real estate                          7,308       5,474
Proceeds from loans sold                                   9,667         ---
Net additions to premises and equipment                     (237)       (758)
(Increase) decrease in stock of FHLBSF                      (683)      1,804
- - --------------------------------------------------------------------------------
    Net cash provided by investing activities            102,559       5,924
- - --------------------------------------------------------------------------------

                                                    THREE MONTHS ENDED MARCH 31,
(DOLLARS IN THOUSANDS)                                    1996        1995
- - --------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net deposit inflows (outflows)                           (10,810)     92,390
Proceeds from Federal Home Loan Bank of
  San Francisco advances                                 305,000         ---
Repayment of Federal Home Loan Bank of
  San Francisco advances                                (343,860)    (14,200)
Repurchase of common stock                                (7,562)        ---
Proceeds from reverse repurchase agreements                  ---      29,098
Repayment of reverse repurchase agreements               (29,098)    (66,079)
Repayment of other borrowings                               (476)       (418)
Proceeds from issuance of common stock                       973       1,141
Dividends paid to stockholders                            (1,036)     (1,086)
- - --------------------------------------------------------------------------------
    Net cash provided (used in) by financing
      activities                                         (86,869)     40,846
- - --------------------------------------------------------------------------------
Net increase in cash and cash equivalents                 13,980      64,054
Cash and cash equivalents at beginning of period          42,760      26,192
- - --------------------------------------------------------------------------------
Cash and cash equivalents at end of period             $  56,740    $ 90,246
================================================================================
Cash paid during the period for:
  Interest                                             $  14,585    $ 20,406
================================================================================
Supplemental noncash investing activities:
  Loans transferred to real estate owned               $   2,413    $  5,545
  Loans originated to sell real estate owned           $   1,230    $    546
================================================================================

See accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

  In the opinion of Bay View Capital Corporation (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial condition as of March 31, 1996 and December 31, 1995 and the results of its operations for the three months ended March 31, 1996 and 1995.

  The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. The following information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of these interim financial statements have read or have access to the Company's 1995 Annual Report on Form 10-K (as amended), which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition as of December 31, 1995 and 1994 and Results of Operations for the years ended December 31, 1995, 1994 and 1993. Therefore, only certain changes in financial condition and results of operations are discussed in the remainder of Part I.

  When necessary, reclassifications have been made to prior period amounts to conform to current period presentation.

NOTE 2 - EARNINGS PER SHARE

  The earnings per share computation for the three months ended March 31, 1996 and 1995 was determined by dividing net income for each period by the average number of common shares outstanding. Outstanding shares also include common stock equivalents which consist of certain outstanding stock options.

  The average number of shares outstanding (including common stock equivalents) for the three months ended March 31, 1996 and 1995 were 7,086,835 shares and 7,217,666 shares, respectively. The Company has not separately reported the fully diluted earnings per share as it is not materially different than primary earnings per share.

NOTE 3 - STOCK OPTIONS

  The Company has adopted Stock Option and Incentive Plans (1986 Stock Option Plan and 1995 Stock Option Plan) which authorize the issuance of up to 879,715 shares and 250,000 shares, respectively of common stock. The Company also has adopted a Non-Employee Director Stock Option Plan which authorizes the issuance of up to 275,000 shares of common stock. The stock option plans were approved by the Company's shareholders. As of March 31, 1996, the number of stock options available for grant for each of the stock option plans was as follows:

                                  1986         1995      DIRECTOR
                                  STOCK        STOCK      STOCK
                                 OPTION       OPTION      OPTION
                                  PLAN         PLAN        PLAN        TOTAL
                               ----------    --------    --------    ----------
Number of stock options
  in plan                         879,715     250,000     275,000     1,404,715
Granted                        (1,021,408)   (240,000)   (198,000)   (1,459,408)
Canceled                          145,037      10,000      10,000       165,037
                               ----------    --------    --------    ----------
Total available for grant           3,344      20,000      87,000       110,344
                               ----------    --------    --------    ----------

  At March 31, 1996, the Company had outstanding non-qualified options for all three plans with expiration dates from 1996 to 2006 as follows:.

                                                        EXERCISE       AVERAGE
                                      NUMBER OF          PRICE          PRICE
                                    OPTION SHARES        RANGE        PER SHARE
                                    --------------   --------------   ---------
Outstanding at December 31, 1995        488,547      $13.94 - 26.63     $21.02
Granted                                 118,000       26.94 - 31.25      30.49
Exercised                               (48,716)      14.56 - 25.00      20.00
Canceled                                (22,000)      25.00 - 25.63      25.57
                                        -------      --------------     ------
Outstanding at March 31, 1996           535,831      $13.94 - 31.25     $23.01
                                        =======      ==============     ======

NOTE 4 - DIVIDEND DECLARATION

  The Company declared a quarterly dividend on March 28, 1996 of $.15 per share, payable April 26, 1996 to shareholders of record as of April 12, 1996. The dividend, totalling approximately $1.1 million, was accrued as of March 31, 1996 and is reflected in "other liabilities" and as a reduction of retained earnings in the accompanying Consolidated Statement of Financial Condition.

NOTE 5 - REGULATORY CAPITAL REQUIREMENTS

  The Company, through its wholly-owned subsidiary Bay View Federal Bank, A Federal Savings Bank (the "Bank"), is subject to various federal and state regulations covering financial institutions and their operations. With respect to capital requirements, several regulations are relevant as discussed below.

  The Office of Thrift Supervision ("OTS") regulations provide definitions of and minimum requirements for regulatory capital (tangible capital, core capital and risk-based capital) and methods of calculating each type of capital. At March 31, 1996, the Bank's regulatory capital exceeded the requirements of each regulatory capital standard in effect on such date as indicated in the table that follows:

                               ACTUAL           REQUIREMENT          EXCESS
                          ----------------   ----------------   ----------------
                           AMOUNT    RATIO    AMOUNT    RATIO    AMOUNT    RATIO
                          --------   -----   --------   -----   --------   -----
                                           (DOLLARS IN THOUSANDS)
Tangible                  $159,527    5.49%  $ 43,586   1.50%   $115,941   3.99%
Core                      $162,985    5.60%  $ 87,276   3.00%   $ 75,709   2.60%
Risk-based                $184,283   10.85%  $135,879   8.00%   $ 48,404   2.85%

  The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires each Federal banking agency to implement prompt corrective action rules as needed for institutions that it regulates. In response to this requirement, the OTS adopted final rules based on FDICIA's five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. These rules define a savings institution as "well capitalized" if its total risk-based capital ratio is 10% or greater, its tier one risk-based capital ratio is 6% or greater, its leverage ratio is 5% or greater and the institution is not subject to a capital directive. As used herein, total risk-based capital ratio means the ratio of total risk-based capital to risk-weighted assets. Tier one risk-based capital ratio means the ratio of core capital to risk-weighted assets, and leverage capital ratio means the ratio of core capital to adjusted total assets, in each case as calculated in accordance with relevant OTS capital regulations. Under these regulations, the Bank is deemed to be "well capitalized" at March 31, 1996 as shown in the table below:

                                                              "WELL CAPITALIZED"
                                                ACTUAL           REQUIREMENT
                                          -----------------   ------------------
                                          CAPITAL    RATIO    CAPITAL     RATIO
                                          --------   ------   --------    ------
                                                  (DOLLARS IN THOUSANDS)
Core (leverage)                           $162,985    5.60%   $145,460     5.00%
Tier 1 risk-based                         $162,985    9.60%   $101,909     6.00%
Total risk-based                          $184,283   10.85%   $169,849    10.00%

                            SELECTED FINANCIAL DATA
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                      MARCH 31,         DECEMBER 31,
                                                        1996              1995
- - --------------------------------------------------------------------------------------
Book value per share                                  $ 29.46            $ 29.29
Tangible book value per share                           28.72              28.46
Ratio of stockholders' equity to total assets           6.98%              6.92%
Loans delinquent 60 days or more                      $17,755            $20,166
 Ratio to gross loans                                   0.86%              0.96%
Nonperforming assets (a)                              $29,150            $38,811
 Ratio to total assets                                  1.00%              1.29%
GVA to nonperforming assets                            95.30%             79.73%
Loan GVA to nonperforming assets                      304.63%            279.07%
Troubled debt restructurings (b)                      $ 3,623            $15,641
 Ratio to total assets                                  0.12%              0.52%


                                                      THREE MONTHS ENDED MARCH 31,
                                                        1996              1995
- - --------------------------------------------------------------------------------------
Loans:
 Originated                                           $43,358            $71,292
Purchased/repurchased                                  19,676              1,593
Sold                                                   11,978                119
Mortgage-backed securities:
 Purchased                                                ---                ---
 Sold                                                  27,745                ---
Net interest spread (for the period) (c)                1.91%              1.55%
Net interest margin (for the period) (c) (d)            2.21%              1.80%
Return on average assets (e)                            0.54%              0.31%
Return on average equity (e)                            7.75%              4.44%
Ratio of general and administrative
 expenses
 to average assets (e)                                  1.45%              1.51%

(a) Loans 90 days or more delinquent (excluding accruing loans delinquent 90 days or more), loans designated as nonperforming, nonperforming securities and real estate owned.

(b) Real estate loans which have been modified (due to borrower financial difficulties) with a stated interest rate and/or a monthly payment rate lower than the prevailing market rate. At March 31, 1996 and December 31, 1995, all such loans were current according to their modified terms.

(c) Net interest spread and margin are calculated excluding nonperforming assets.
(d) Net interest margin represents net interest spread after including a factor for the excess of interest-earning assets over interest-bearing liabilities.
(e)  Annualized.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- - ------------------------------------------------------------------------------
RESULTS OF OPERATIONS
- - ---------------------

                             RESULTS OF OPERATIONS


  The Company's net income for the three months ended March 31, 1996 was $4.0 million, or $.56 per share. This compares with net income of $2.4 million, or $.34 per share, for the first quarter of 1995. The increase in net income was primarily due to higher net interest income and lower general and administrative expenses. Net income for the first quarter of 1996 included several items which deserve special mention:

- - -$800,000 gain from the sale of and income received from certain real estate owned properties.

- - -$262,000 loss resulting from the sale of $24.2 million of mortgage-backed securities from the available for sale portfolio.

- - -$350,000 write-off of core deposit intangibles and fixed assets in connection with a decision to close one of the Bank's branches.

  The net impact of these items resulted in an increase in the Company's first quarter net income of $109,000 ($0.01 per share).

NET INTEREST INCOME

  Net interest income for the first quarter of 1996 increased to $16.2 million from $14.4 million for the same period in 1995 as the net interest margin improved by 41 basis points from 1.80% to 2.21%. The increase in the net interest income was primarily attributable to higher loan yields and lower borrowing costs.

  AVERAGE BALANCE SHEET. The following table sets forth certain information relating to the Company's consolidated statements of financial condition and reflects the average yields on interest-earning assets and average rates paid on interest-bearing liabilities for the periods indicated. Such yields and rates are derived by dividing interest income or expense by the average balances of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. Average balances of interest-earning assets and interest-bearing liabilities were derived from daily average balances. The yields for the periods indicated include the amortization of deferred loan origination fees, net of costs, which are considered adjustments to yield. Net interest spread and margin are calculated excluding nonperforming assets.

                    AVERAGE BALANCES, YIELDS AND RATES PAID

                                                       THREE MONTHS ENDED                           THREE MONTHS ENDED
                                                         MARCH 31, 1996                               MARCH 31, 1995
                                             --------------------------------------   --------------------------------------------
                                              AVERAGE       ACTUAL        AVERAGE           AVERAGE          ACTUAL      AVERAGE
                                              BALANCE      INTEREST     YIELD/RATE          BALANCE         INTEREST   YIELD/RATE
                                             ----------   -----------   -----------   -------------------   --------   -----------
(DOLLARS IN THOUSANDS)
ASSETS
- - ------------------------------------------
Interest-earning assets:
 Loans receivable                            $2,064,997   $   40,387          7.82%           $2,053,483     $36,201         7.05%
 Mortgage-backed securities                     705,091       11,370          6.45               914,086      15,567         6.81
 Investments                                    113,212        1,652          5.66               116,243       1,712         5.89
                                             ----------   ----------      --------            ----------     -------         ----
Total interest-earning assets                 2,883,300       53,409          7.40             3,083,812      53,480         6.94
                                                          ----------      --------                           -------         ----
Nonperforming assets                             34,693                                           52,431
Other assets                                     40,583                                           48,322
                                             ----------                                       ----------
Total assets                                 $2,958,576                                       $3,184,565
                                             ==========                                       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------------
Interest-bearing liabilities:
 Transaction accounts                        $  438,883        2,507          2.52            $  465,283       1,926         2.13
 Certificates of deposits                     1,361,448       20,751          5.96             1,274,874      18,859         5.57
                                             ----------   ----------      --------            ----------     -------         ----
 Customer deposits                            1,800,331       23,258          5.20             1,740,157      20,785         4.84
 Borrowings                                     922,331       13,937          6.08             1,199,494      18,266         6.18
                                             ----------   ----------      --------            ----------     -------         ----
Total interest-bearing liabilities            2,722,662       37,195          5.49             2,939,651      39,051         5.39
                                                          ----------      --------                           -------         ----
Other liabilities                                29,724                                           24,994
                                             ----------                                       ----------
Total liabilities                             2,752,386                                        2,964,645
Stockholders' equity                            206,190                                          219,920
                                             ----------                                       ----------
Total liabilities and stockholders' equity   $2,958,576                                       $3,184,565
                                             ==========                                       ==========

Net interest income/net interest spread                   $   16,214          1.91%                          $14,429          1.55%
                                                          ==========      ========                           =======          ====

Net earning assets/net interest margin       $  160,638                      2.21%            $ 144,161                       1.80%
                                             ==========                   ========            =========                       ====

INTEREST INCOME

  Interest income on loans was $40.4 million as compared to $36.2 million for the first quarters of 1996 and 1995, respectively. The increase in loan interest income was primarily due to an increase of 77 basis points in the average yield on loans from 7.05% to 7.82%. A significant portion of the Company's adjustable rate mortgage loans are indexed to the Federal Home Loan Bank of San Francisco ("FHLBSF") Eleventh District Cost of Funds Index ("COFI") which typically lags behind market interest rate movements. As of March 31, 1996, the impact of COFI on the Bank's adjustable rate mortgages increased by 75 basis points compared to a year ago.

  Interest income on mortgage-backed securities ("MBS") was $11.4 million as compared to $15.6 million for the first quarters of 1996 and 1995, respectively. The decrease in interest income on MBS was primarily attributable to lower average balances, which decreased from $914.1 million in the first quarter of 1995 to $705.1 million for the same period in 1996. The decrease in average balances on mortgage-backed securities resulted from principal amortization and sale of mortgage-backed securities available for sale in 1995 and first quarter of 1996.

  Interest and dividend income from the Company's investment portfolio was $1.7 million for the first quarters of 1996 and 1995, respectively.

INTEREST EXPENSE

  Interest expense on customer deposits increased by $2.5 million, from $20.8 million in the first quarter of 1995 to $23.3 million in the first quarter of 1996. The increase primarily resulted from higher average rates and balances related to tiered savings accounts and 18-month money market certificates of deposit.

  Interest expense on borrowings decreased by $4.4 million, from $18.3 million in the first quarter of 1995 to $13.9 million in the first quarter of 1996. The decrease was primarily due to lower average balances arising from lower borrowing requirements consistent with the level of interest-earning assets maintained. Also, in the fourth quarter of 1995 and first quarter of 1996, the Company prepaid $190 million of high cost borrowings and replaced them with short-term lower cost borrowings. In conjunction with the prepayment of these borrowings, the Company entered into interest rate swap agreements to provide interest rate risk protection for the short-term lower cost borrowings by matching the floating interest rate characteristics and lengthening their maturities.

  The following table sets forth the changes in net interest income due to changes in the rate and volume of the Company's interest-earning assets and interest-bearing liabilities for the three months ended March 31, 1996 compared with the same period in 1995. Rate and volume changes are calculated excluding nonperforming assets. Changes in rate and volume (changes in weighted average interest rate multiplied by average portfolio balance), which cannot be segregated, have been allocated proportionately between the change in rate and the change in volume.

                                                        RATE      VOLUME     TOTAL
                                                       -------   --------   --------
(DOLLARS IN THOUSANDS)
Interest income from interest-earning assets:
 Loans receivable                                      $3,982    $   204    $ 4,186
 Mortgage-backed securities                              (791)    (3,406)    (4,197)
 Investments                                              (16)       (44)       (60)
                                                       ------    -------    -------
                                                        3,175     (3,246)       (71)
                                                       ------    -------    -------

Interest expense on interest-bearing liabilities:
 Customer deposits                                      1,737        736      2,473
 Borrowings                                              (140)    (4,189)    (4,329)
                                                       ------    -------    -------
                                                        1,597     (3,453)    (1,856)
                                                       ------    -------    -------
Net interest income                                    $1,578    $   207    $ 1,785
                                                       ======    =======    =======


PROVISION FOR LOSSES

  The provision for losses on loans and securities were $600,000 in the first quarter of 1996 and $900,000 for the same period in 1995. See the Loans and Real Estate Owned section below for a more detailed discussion of the provision for losses.

NONINTEREST INCOME

  Noninterest income was $1.8 million for the first quarter of 1996 compared to $2.4 million for the first quarter of 1995. The decrease resulted from reduction in loan fees and charges arising from lower prepayment fees during the three months ended March 31, 1996 and loan fees collected relating to forbearance of foreclosure action on one large loan in the prior year period. The decrease was also due to a loss on sale of mortgage-backed securities of $262,000 in the first quarter of 1996.

NONINTEREST EXPENSE

  Noninterest expense was $10.5 million and $11.7 million for the first quarter of 1996 and 1995, respectively. General and administrative expenses were $10.7 million in the first quarter of 1996 compared with $12.0 million for the same period in 1995. The reduction in general and administrative expenses was primarily due to lower compensation and benefits expense. Staffing levels have been reduced by 18.2% from year-end 1994 due to right-sizing and co-sourcing initiatives implemented through March 31, 1996.

  Income from real estate owned operations increased from $350,000 in the first quarter of 1995 to $888,000 in the first quarter of 1996 primarily due to gains from the sale of and income received from real estate owned properties.

  Recovery of prior provisions for real estate losses decreased from $571,000 in the first quarter of 1995 to $53,000 in the first quarter of 1996. In the first quarter of 1995, the recovery of the prior provisions for real estate losses was due to reversal of the allowance for losses on real estate owned. In the first quarter of 1996, the recovery of prior provisions for real estate losses was due to recoveries arising from sales of real estate owned.

  The writedown of intangible assets during the first quarter of 1996 of $270,000 was attributable to core deposit intangibles written-off due to a decision to close one of the Bank's branches.

  Federal legislation to recapitalize the Savings Association Insurance Fund ("SAIF") is pending enactment which would entail the Bank paying an estimated one-time special assessment of approximately $14.5 million to $16.0 million pretax. It is anticipated that this assessment would be accrued in the period in which legislation is enacted. The pending legislation would also eliminate the disparity between the deposit insurance premiums paid by SAIF-insured institutions, such as the Bank, and institutions insured by the Bank Insurance Fund. The Bank's deposit insurance premiums in 1996 will be 26 cents per $100 of deposits. No assurance can be given as to whether or in what form the legislation will be enacted or its effect on the Company or the Bank.

                             BALANCE SHEET ANALYSIS

  The consolidated assets of the Company were $2.91 and 3.00 billion at March 31, 1996 and December 31, 1995, respectively. The Bank's assets comprised virtually all of the Company's consolidated assets at those dates. The Company's financial condition at March 31, 1996 and December 31, 1995 are compared below.

SECURITIES

  The Company invests in high-quality MBS, primarily issued by Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and Government National Mortgage Association ("GNMA"). The securities portfolio at March 31, 1996 and December 31, 1995 was as follows:


                                           MARCH 31, 1996                        DECEMBER 31, 1995
                                    ---------------------------              ------------------------
                                      AMORTIZED          FAIR                  AMORTIZED       FAIR
                                        COST             VALUE                   COST          VALUE
AVAILABLE FOR SALE                                        (DOLLARS IN THOUSANDS)

Investment securities                 $  1,000        $  1,025                 $  8,000    $  8,035
Mortgage-backed securities:
  FHLMC, FNMA and GNMA                 123,806         120,061                  151,000     149,778
                                      --------        --------                 --------    --------
                                      $124,806        $121,086                 $159,000    $157,813
                                      ========        ========                 ========    ========

                                           MARCH 31, 1996                        DECEMBER 31, 1995
                                    ---------------------------              ------------------------
                                      AMORTIZED          FAIR                  AMORTIZED       FAIR
                                        COST             VALUE                   COST          VALUE
 HELD TO MATURITY                                         (DOLLARS IN THOUSANDS)

Investment securities                  $ 15,006      $ 14,931                   $ 39,928     $ 39,969
Mortgage-backed securities:
 FHLMC, FNMA and GNMA
 and other                              560,311       545,923                    582,530       75,321
 Allowance for losses                      (164)          ---                       (930)         ---
                                       --------      --------                   --------     --------
                                       $560,147      $545,923                   $581,600     $575,321
                                       --------      --------                   --------     --------
                                       $560,153      $560,854                   $621,528     $615,290
                                       ========      ========                   ========     ========

          In December 1995, the Company reclassified $147.7 million of MBS from held to maturity to available for sale as a result of adopting the implementation guide to Statement of Financial Accounting Standards No. 115. During the first quarter of 1996, the Company sold $24.2 million of these securities for a loss of $262,000, which represented approximately 50% of the unrealized loss on securities available for sale. Also, during the first quarter of 1996, the Company sold a $3.5 million mortgage-backed security which was scheduled to mature in April 1996 from its held to maturity portfolio. An allowance for losses on securities was previously provided for this security due to deterioration in the issuer's creditworthiness. A charge-off of $766,000 was recorded against this allowance in connection with the sale.

LOANS AND REAL ESTATE OWNED

  The following is a summary of the Company's loan portfolio (before deductions for deferred fees, discounts and allowance for losses) at March 31, 1996 and December 31, 1995.

                                      MARCH 31, 1996                   DECEMBER 31, 1995
                                    -------------------                ------------------
                                      AMOUNT       %                   AMOUNT        %
                                    ----------   ------               ----------   ------
                                                   (DOLLARS IN THOUSANDS)
Mortgage loans:
  Single family (1 to 4 units)      $  713,328    34.4                $  731,310     34.9
  Multifamily (5+ units)               988,064    47.7                   995,038     47.5
  Nonresidential                       334,603    16.1                   333,236     15.9
Consumer loans                          37,050     1.8                    34,849      1.7
                                    ----------   -----                ----------    -----
                                    $2,073,045   100.0                $2,094,433    100.0
                                    ==========   =====                ==========    =====

  Loan originations for the first quarter of 1996 decreased to $43.4 million from $71.3 million for the first quarter of 1995. However, loan purchases for the first quarter of 1996 increased to $19.7 million from $1.6 million for the same period in 1995.

  The following table summarizes the Company's loan delinquencies (60 days or more delinquent) by property type at March 31, 1996 and December 31, 1995:


                                  MARCH 31, 1996    DECEMBER 31, 1995
                                  ---------------   ------------------
                                         (DOLLARS IN THOUSANDS)
Mortgage loans:
  Single family (1-4 units)              $ 7,993              $10,229
  Multifamily (5+ units)                   5,952                7,603
  Nonresidential                           3,466                2,232
Consumer loans                               344                  102
                                         -------              -------
                                         $17,755              $20,166
                                         =======              =======

Percentage of loan portfolio                0.86%                0.96%
                                         =======              =======

  The following table summarizes the Company's nonperforming assets and troubled debt restructurings:


                                  MARCH 31, 1996    DECEMBER 31, 1995
                                  ---------------   ------------------
                                         (DOLLARS IN THOUSANDS)

Real estate loans                        $ 8,910              $10,675
Consumer loans                               155                   80
Mortgage-backed securities                   ---                3,580
Real estate owned                         20,085               24,476
                                         -------              -------
                                         $29,150              $38,811
                                         =======              =======

Percentage of total assets                  1.00%                1.29%
                                         =======              =======

Troubled debt restructurings             $ 3,623              $15,641
                                         =======              =======

Percentage of total assets                  0.12%                0.52%
                                         =======              =======

  Credit quality has continued to improve as evidenced by the continuing decline in nonperforming assets and delinquencies. As a result of the improvement in credit quality, the provision for losses on loans and securities declined from $900,000 during the first quarter of 1995 to $600,000 in the first quarter of 1996.

  The Company conducts an ongoing review of its asset categories to assess the adequacy of general valuation allowances ("GVA"), which are maintained at levels that the Company believes are sufficient to cover estimated possible losses in the portfolios. In determining the necessary level of GVA, the Company considers prevailing and anticipated economic conditions, historical loss experience, the levels of classified, nonperforming and delinquent assets, weighting by property type, loan portfolio trends and other factors. The following table sets forth the Company's allowance for losses on loans and real estate related assets at March 31, 1996 and December 31, 1995:


                                MARCH 31, 1996   DECEMBER 31, 1995
                                --------------   -----------------
                                      (DOLLARS IN THOUSANDS)
Loans:
  Mortgage loans                       $27,131             $29,541
  Consumer loans                           484                 473
                                       -------             -------
                                        27,615              30,014
Mortgage-backed securities                 164                 930
                                       -------             -------
                                       $27,779             $30,944
                                       =======             =======

  The allowance for losses on loans and securities as a percentage of nonperforming assets at March 31, 1996 and December 31, 1995 were 95.30% and 79.73%, respectively. The allowance for losses on loans as a percentage of nonperforming loans increased to 304.63% at

March 31, 1996 from 279.07% at December 31, 1995. The loan GVA to total loans was 1.33% and 1.43% at March 31, 1996 and December 31, 1995, respectively.

  During the first quarter of 1996, one large loan classified as a troubled debt restructuring was sold for $9.7 million. An allowance for losses on loan was previously provided on this loan. A charge-off of $2.3 million was recorded against this allowance in connection with the sale.

  Management believes that the GVA at March 31, 1996 was adequate to cover estimated losses in its asset portfolios. However, future adjustments may be necessary and earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making such determinations. Management will continue to monitor closely the adequacy of the allowance for losses related to problem assets.

CUSTOMER DEPOSITS

  As a primary part of the Company's business, customer deposits were generated for the purpose of funding loans. The customer deposits at March 31, 1996 and December 31, 1995 were as follows:


                                MARCH 31, 1996                 DECEMBER 31, 1995
                             ------------------------          ------------------
                               AMOUNT       %                    AMOUNT      %
                             ----------   ------               ----------   ------
                                            (DOLLARS IN THOUSANDS)

Transaction accounts         $  421,693    23.3               $  387,610     21.3
Certificates of deposit       1,387,337    76.7                1,432,230     78.7
                             ----------   -----               ----------     -----
                             $1,809,030   100.0               $1,819,840     100.0
                             ==========   =====               ==========     =====

  The increase in transaction accounts was consistent with the Company's asset/liability strategies on lowering its cost of funds.

BORROWINGS

  The Company utilizes collateralized advances from the FHLBSF for purposes of funding loans and investments. In addition, the Company utilizes other borrowings, on a collateralized and noncollateralized basis, such as securities sold under agreements to repurchase.

                                     MARCH 31, 1996                 DECEMBER 31, 1995
                                  ------------------------          ------------------
                                     AMOUNT       %                    AMOUNT      %
                                  ----------   ------               ----------   ------
                                            (DOLLARS IN THOUSANDS)
Advances from FHLBSF              $727,930      83.4                  $766,790    81.4
Reverse repurchase agreements      137,640      15.8                   166,738    17.7
Other borrowings                     7,461       0.8                     7,937     1.9
                                  --------  --------                  --------   -----
                                  $873,031     100.0                  $941,465   100.0
                                  ========  ========                  ========   =====

  During the first quarter of 1996, the Company prepaid $145 million of its high cost borrowings and replaced them with short-term lower cost borrowings. The decrease in borrowings was primarily due to lower borrowing requirements consistent with the level of interest-earning assets maintained.

                               INTEREST RATE RISK

  The objective of the Company's asset/liability management activities is to improve earnings by adjusting the type and mix of assets and liabilities to effectively address changing conditions and risks. The Company pursues balance sheet strategies that should, in the long run, mitigate the Bank's exposure to rising rates. The Company also considers other strategies to minimize the variability of the net interest margin including off-balance sheet activities. The Company uses interest rate swap agreements to reduce the interest rate fluctuation risk related to certain assets and liabilities. Interest rate swaps involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying notional amounts.

  During the first quarter of 1996, the Company entered into interest rate swaps with notional principal amounts of $150.0 million as part of the prepayment of $145.0 million of advances from the FHLBSF and replaced them with short-term lower cost borrowings. The interest rate swaps were used to provide interest rate risk protection for the lower cost borrowings by matching the floating interest rate risk characteristics and lengthening their maturities. As of March 31, 1996 and December 31, 1995, the total notional amount of interest rate swaps were $300 million and $150 million, respectively.

  The information presented below is based on interest rates at March 31, 1996. To the extent that interest rates change, variable interest rate information will change. The following schedule represents the maturities and weighted average rates of interest rate swaps outstanding as of March 31, 1996.


                                 MATURITIES OF DERIVATIVE INSTRUMENTS
                             ----------------------------------------------
                                       2000       2001+    TOTAL
                                   --------    --------    --------
                                        (DOLLARS IN THOUSANDS)

Notional amount                    $100,000    $200,000    $300,000
Weighted average receive rate
 (3-month LIBOR)                       5.42%       5.34%       5.37%

Weighted average pay rate              6.10%       6.27%       6.21%

  Interest rate risk, as measured by the change in the net portfolio value as a percentage of assets from an immediate 200 basis point change in interest rates, has decreased to 0.92% ($31 million) as of March 31, 1996 from 3.02% ($93 million) as of December 31, 1994. Interest rate risk has increased slightly from December 31, 1995 (0.79% or $24 million), resulting from the increase in general interest rate levels during the first quarter of 1996.

                        LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

  The Company's primary sources of funds include loan and MBS repayments, retail deposit generation, advances from the FHLBSF, collateralized short-term borrowings under reverse repurchase agreements and cash flows generated from operations. The Company uses its liquidity resources principally to fund mortgage loans, repay maturing borrowings, fund maturing time deposits and savings withdrawals and provide for its foreseeable short and long-term cash needs. The Company expects to be able to fund or refinance, on a timely basis, its commitments and long-term liabilities.

  OTS regulations require savings institutions to maintain a specified liquidity ratio (presently 5.00%) of cash and specified securities to total customer deposits and borrowings due in one year or less. During the months ended March 31, 1996 and December 31, 1995, the Bank maintained liquidity ratios of 6.07% and 5.26%, respectively.

CAPITAL RESOURCES

  The OTS has established minimum capital standards for all savings institutions, including a tangible capital requirement, a core capital requirement and a risk-based capital requirement. The Bank's regulatory capital at March 31, 1996 exceeded the minimum requirements of each regulatory capital standard, including on a fully phased-in basis. Regulatory capital ratios of the Bank were as follows:

                            MARCH 31,
                            ----------
                                           FULLY
                 MINIMUM      ACTUAL     PHASED-IN
                REQUIRED       1996         1996
                ---------   ----------   ----------

Tangible            1.50%        5.49%        5.46%
Core                3.00%        5.60%        5.57%
Risk-based          8.00%       10.85%       10.80%

  Under capital guidelines enacted in the FDICIA, the Bank meets the criteria for the "well capitalized" standard. This designation requires that the risk-based capital ration be at least 10%, the tier one risk-based ratio be at least 6%, and the core (leverage) ratio be at least 5%. Such ratios for the Bank at March 31, 1996 were 10.85%, 9.60% and 5.60%, respectively.

  The Company's outstanding shares at March 31, 1996 and December 31, 1995 were 6,900,306 shares and 7,101,590 shares, respectively. The decrease of 201,284 shares was due to the Company's repurchase of 250,000 shares partially offset by stock options exercised during the first quarter of 1996.

                    PENDING ACQUISITION OF CTL CREDIT, INC.
                    ---------------------------------------

  In February 1996, the Company announced a definitive agreement to acquire CTL Credit, Inc. ("CTLC"), the holding company for California Thrift and Loan, for $18.00 per share in cash for each share of common stock held or an aggregate price of approximately $65 million including acquisition costs. The acquisition is subject to the approvals of CTLC shareholders, the California Department of Corporations ("CDC") and the Federal Deposit Insurance Corporation ("FDIC"). The Company filed its applications for regulatory approval with the CDC and FDIC on March 13, 1996. These filings are currently under review and the Company's expectation for completing this acquisition by June 30, 1996 remains unchanged.

                       IMPACT OF NEW ACCOUNTING STANDARDS
                       ----------------------------------

  Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Company had previously measured impairment of long-lived assets in accordance with methods consistent with SFAS 121. As a result, the impact of adopting SFAS 121 was not material.

  Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 122 ("SFAS 122"), "Accounting for Mortgage Servicing Rights". As of March 31, 1996, there were no transactions that should be accounted for under the scope of SFAS 122. As a result, the impact of adopting SFAS 122 was not material.

  Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation". The Company accounts for stock options using the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". The Company's stock options have no intrinsic value at grant date, and under APB 25 no compensation cost is recognized. As a result, the impact of adopting SFAS 123 was not material.

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

            None

Item 2.  Changes in Securities
         ---------------------

            None

Item 3.  Defaults Upon Senior Securities
         -----------------------  --------

            None

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

            None

Item 5.  Other Information
         -----------------

            None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a.      Financial Data Schedule (exhibit 27)

         b(i). The Registrant filed the following report on Form 8-K dated February 5, 1996 during the three months ended March 31, 1996:

                 On February 5, 1996, the Registrant issued a press release announcing a definitive agreement to acquire CTL Credit, Inc., the holding company for California Thrift and Loan, for $18.00 per share in cash for each share of common stock held or an aggregate price of approximately $65 million including acquisition costs. Additional information regarding the acquisition described in the press release was presented in the exhibits included in the Form 8-K.

         b(ii). The Registrant filed the following report on Form 8-K dated March 13, 1996 during the three months ended March 31, 1996:

                 The Board of Directors of the Registrant fixed May 23, 1996 as the date of the Annual Meeting of Stockholders.

                                   SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     BAY VIEW CAPITAL CORPORATION
                                     ----------------------------
                                     Registrant



DATE:  May 10, 1996


                              BY:    /s/ Edward H. Sondker
                                     ----------------------------
                                     Edward H. Sondker
                                     President and Chief Executive Officer



DATE:  May 10, 1996


                              BY:      /s/   David A. Heaberlin
                                       ---------------------------
                                       David A. Heaberlin
                                       Executive Vice President
                                       Chief Financial Officer and Treasurer