Form 10-Q
period 1996-06-30
BAY VIEW CAPITAL CORP
filed 1996-08-14
CIK 840387

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

                                      OR

[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from______to_____

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
            (Address of principal executive offices)      (Zip Code)

       Registrant's telephone number, including area code (415) 573-7300


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                      ---    ----

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

       Common Stock, Par Value $.01        Outstanding at July 31, 1996
            (Title of Class)                      6,885,242 shares

                                     INDEX


                          BAY VIEW CAPITAL CORPORATION
                          ----------------------------


                                                                     Page(s)
                                                                     -------
PART I.   FINANCIAL INFORMATION
- -------   ---------------------

Item 1.   Financial Statements (Unaudited):

            Consolidated Statements of Financial Condition...           3

            Consolidated Statements of Operations............           4

            Consolidated Statements of Cash Flows............           5-6

            Notes to Consolidated Financial Statements.......           7-9

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations....          10-26

PART II.  OTHER INFORMATION
- --------  -----------------

          Other Information..................................          27-28

          Signatures.........................................          29

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
- -----------------------------

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                         JUNE 30,     DECEMBER 31,
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                            1996           1995
- ----------------------------------------------                           ------------  ------------
               ASSETS

Cash and cash equivalents:
  Cash and due from depository institutions                             $   18,892      $   24,144
  Interest-bearing deposits and federal funds sold                          17,098          18,616
                                                                        ----------      ----------
                                                                            35,990          42,760
Securities available for sale:
    Mortgage-backed securities                                             115,935         149,778
    Investment securities                                                    1,220           8,035
Securities held to maturity:
  Mortgage-backed securities, net of allowance for losses:
     1996, $165; 1995, $930                                                535,454         581,600
     Investment securities                                                  32,547          39,928
Loans receivable held for investment, net of allowance for losses:
     1996, $36,821; 1995, $30,014                                        2,521,824       2,062,268
Investment in stock of the Federal Home Loan Bank of San Francisco          42,601          39,450
Real estate owned, net                                                      18,290          24,476
Premises and equipment, net                                                 19,153          16,184
Core deposit premiums                                                        4,667           5,835
Goodwill                                                                    18,182             ---
Other assets                                                                42,984          34,182
                                                                        ----------      ----------
     Total assets                                                       $3,388,847      $3,004,496
                                                                        ==========      ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Customer deposits                                                        2,201,604       1,819,840
Advances from the Federal Home Loan Bank of San Francisco                  748,550         766,790
Securities sold under agreements to repurchase                             137,640         166,738
Senior Debentures                                                           50,000             ---
Other borrowings                                                             9,991           7,937
Other liabilities                                                           34,885          35,214
                                                                        ----------      ----------
     Total liabilities                                                   3,182,670       2,796,519

Stockholders' equity:
 Serial preferred stock: authorized, 7,000,000 shares;
     outstanding: none                                                         ---             ---
 Common stock ($.01 par value); authorized, 20,000,000 shares;
   outstanding: 1996, 6,885,242 shares; 1995, 7,101,590 shares                  69              71
    Additional paid-in capital                                              98,896          97,646
 Retained earnings (substantially restricted)                              114,543         115,966
 Unrealized loss on securities available for sale (net of tax)              (2,693)           (683)
 Debt of Employee Stock Ownership Plan                                      (4,638)         (5,023)
                                                                        ----------      ----------

     Total stockholders' equity                                            206,177         207,977
                                                                        ----------      ----------

    Total liabilities and stockholders' equity                          $3,388,847      $3,004,496
                                                                        ==========      ==========

See accompanying Notes to Consolidated Financial Statements

                              CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                       JUNE 30,              JUNE 30,
                                                                 ---------------------   ---------------------
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                    1996        1995        1996        1995
- ----------------------------------------------                   ---------   ---------   ---------   ---------
Interest income:
 Interest on loans receivable                                     $44,941     $38,605     $85,328     $74,806
 Interest on mortgage-backed securities                            10,593      14,041      21,963      29,608
 Interest and dividends on investments                              1,560       1,620       3,212       3,332
                                                                 --------    --------    --------     -------

                                                                   57,094      54,266     110,503     107,746
                                                                 --------    --------    --------     -------
Interest expense:
 Interest on customer deposits                                     24,453      23,581      47,711      44,366
 Interest on borrowings                                            13,804      17,118      27,741      35,384
                                                                 --------    --------    --------     -------

                                                                   38,257      40,699      75,452      79,750
                                                                 --------    --------    --------     -------

Net interest income                                                18,837      13,567      35,051      27,996
Provision for losses on loans and securities                          818         900       1,418       1,800
                                                                 --------    --------    --------     -------

Net interest income after provision for losses                     18,019      12,667      33,633      26,196
                                                                 --------    --------    --------     -------
Noninterest income:
 Loan fees and charges                                              1,123         847       2,031       2,094
 Loss on sale of securities                                           ---      (2,212)       (262)     (2,196)
 Rental income from premises                                          206         202         403         389
 Other, net                                                         1,180       1,129       2,160       2,106
                                                                 --------    --------    --------     -------

                                                                    2,509         (34)      4,332       2,393
                                                                 --------    --------    --------     -------
Noninterest expense:
 General and administrative expenses                               12,306      13,213      23,043      25,199
 Real estate owned operations, net                                   (774)       (260)     (1,662)       (610)
 Provision for (recovery of) losses on real estate                    (70)        335        (123)       (236)
 Writedown of fixed assets                                            925         ---         925         ---
 Amortization and writedown of intangibles                            678         605       1,404       1,210
                                                                 --------    --------    --------     -------

                                                                   13,065      13,893      23,587      25,563
                                                                 --------    --------    --------     -------

Income (loss) before income tax expense (benefit)                   7,463      (1,260)     14,378       3,026
Income tax expense (benefit)                                        3,247        (511)      6,169       1,332
                                                                 --------    --------    --------     -------

Net income (loss)                                                 $ 4,216     $  (749)    $ 8,209     $ 1,694
                                                                  =======     ========    =======     =======

Primary earnings (loss) per share                                 $  0.60     $ (0.10)    $  1.16     $  0.23
                                                                  =======     ========    =======     =======

See accompanying Notes to Consolidated Financial Statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   SIX MONTHS ENDED JUNE 30,
(DOLLARS IN THOUSANDS)                                                 1996        1995
- ---------------------                                              -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                           $  8,209    $  1,694
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Amortization and writedown of intangible assets                     1,404       1,210
    Writedown on disposal of fixed assets                                 925         ---
    Proceeds from loans sold                                              ---         135
    Provision for losses                                                1,543       1,564
    Depreciation and amortization of premises and equipment             1,355       1,631
    Amortization of deferred loan (fees) costs                            677        (184)
    Decrease in capitalized excess servicing fees                         230         410
    Amortization of premiums and discounts                              1,219       1,454
    Loss on sale of securities                                            262       2,196
    (Increase) decrease in other assets                                (1,996)        581
    Decrease in other liabilities                                      (7,689)     (5,330)
    Other, net                                                           (138)       (463)
                                                                     --------    --------
    Net cash provided by operating activities                           6,001       4,898
                                                                     --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of California Thrift and Loan, net of cash and cash
  equivalents received                                                (60,918)        ---
Net (increase) decrease in loans resulting from originations,
  net of principal payments                                            44,051     (59,851)
Purchases of loans                                                    (37,950)     (1,649)
Principal payments on mortgage-backed securities                       48,204      42,912
Proceeds from sales of mortgage-backed securities                      26,808     101,242
Proceeds from maturities of investment securities                      32,000         ---
Purchase of investment securities                                        (200)     (2,000)
Proceeds from sale of real estate owned                                13,367       7,007
Proceeds from loans sold                                                9,668         ---
Net additions to premises and equipment                                  (494)     (2,097)
(Increase) decrease in stock of FHLBSF                                 (1,268)      4,217
Other, net                                                               (198)        ---
                                                                     --------    --------
    Net cash provided by investing activities                          73,070      89,781
                                                                     --------    --------

                                                                                       SIX MONTHS ENDED JUNE 30,
(DOLLARS IN THOUSANDS)                                                                     1996         1995
- ----------------------                                                                 -----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net deposit inflows (outflows)                                                            (75,131)     114,892
Proceeds from Federal Home Loan Bank of San Francisco advances                            540,000       29,000
Repayment of Federal Home Loan Bank of San Francisco advances                            (560,740)     (88,630)
Issuance of Senior Debentures, net of issuance costs                                       49,300          ---
Repurchase of common stock                                                                 (7,562)         ---
Proceeds from reverse repurchase agreements                                                   ---       29,098
Repayment of reverse repurchase agreements                                                (29,098)    (166,712)
Repayment of other borrowings                                                              (1,788)        (487)
Proceeds from issuance of common stock                                                      1,248        3,381
Dividends paid to stockholders                                                             (2,070)      (2,188)
                                                                                        ---------    ---------
    Net cash used in financing activities                                                 (85,841)     (81,646)
                                                                                        ---------    ---------
Net increase (decrease) in cash and cash equivalents                                       (6,770)      13,033
Cash and cash equivalents at beginning of period                                           42,760       26,192
                                                                                        ---------    ---------
Cash and cash equivalents at end of period                                              $  35,990    $  39,225
                                                                                        =========    =========
Cash paid during the period for:
    Interest                                                                            $  31,900    $  39,060
    Income Taxes                                                                        $   4,801    $   3,240
                                                                                        =========    =========

Supplemental noncash investing activities:
    Loans transferred to real estate owned                                              $   4,470    $  17,306
    Loans originated to sell real estate owned                                          $   4,263    $     746

The acquisition of California Thrift and Loan involved the following (see note 2):

    Push-down of the Company's acquisition cost                                            61,232
    Preliminary estimate of liabilities assumed                                           469,971
    Preliminary estimate of the fair value of assets acquired,
      other than cash and cash equivalents                                              $(512,472)
    Goodwill                                                                              (18,417)
                                                                                        ---------
    Net cash and cash equivalents received                                              $     314
                                                                                        ---------

See accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

  In the opinion of Bay View Capital Corporation, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial condition as of June 30, 1996 and December 31, 1995, the results of its operations for the three and six months ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995.

  The accompanying unaudited consolidated financial statements include the accounts of Bay View Capital Corporation (the "Company" or "BVCC") and its principal subsidiaries, Bay View Federal Bank, A Federal Savings Bank ("BVFB"), and California Thrift and Loan, a California industrial loan company ("CTL"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

  The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. When necessary, reclassifications have been made to prior period amounts to conform to current period presentation.

NOTE 2 - ACQUISITION OF CTL CREDIT, INC

  On June 14, 1996, the Company acquired CTL Credit, Inc. ("CTL Credit"), a Delaware corporation and the holding company for CTL. CTL Credit was then liquidated, with its assets transferred to and liabilities assumed by the Company. CTL became a stand-alone subsidiary of the Company and a sister bank to BVFB. The acquisition is being accounted for using the purchase accounting method and the consolidated net income of the Company for the six months ended June 30, 1996 includes an estimate of the impact of the acquisition for the entire month of June 1996. For further discussion on the impact of the acquisition of CTL Credit and on future earnings, please see "Management's Discussion and Analysis of the Financial Condition and Results of Operations" section. The acquisition of CTL Credit was financed with existing cash and borrowings. The Company issued $50 million in Senior Debentures yielding 8.42% (all-in cost was 8.91% annualized) and $26 million of the proceeds was used to finance the acquisition of CTL. The remaining portion of the debt issuance will be redeployed through the repurchase of stock or acquisition of other entities.

  CTL had total assets of $512.2 million and total liabilities of $466.9 million at June 1, 1996. The acquisition cost of $61.2 million has been pushed down to CTL and the excess of the purchase price over the estimated fair value of net assets acquired at June 1, 1996 of $18.4 million was recognized as goodwill.

  Goodwill is being amortized on a straight-line basis over a period of approximately seven years. This amortization period will be subject to review following the completion of purchase accounting valuations. The Company has not finalized the purchase accounting valuations and expects to finalize the adjustments by the end of third quarter 1996. The following pro forma financial information combines the historical results of the Company as if the acquisition of CTL Credit had occurred as of the beginning of each period presented.

                                    SIX MONTHS ENDED JUNE 30,
                                  1996                     1995
                         ----------------------   ----------------------
                         (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net interest income             $46,707                  $41,660
Net income                        8,445                    1,646
Earnings per share                 1.20                     0.23

NOTE 3 - EARNINGS (LOSS) PER SHARE

  The earnings (loss) per share computation for the three and six months ended June 30, 1996 and 1995 was determined by dividing net income for each period by the average number of common shares outstanding. Outstanding shares also include common stock equivalents, which consist of certain outstanding stock options.

  The average number of shares outstanding (including common stock equivalents) for the three months ended June 30, 1996 and 1995 were 6,995,108 shares and 7,335,930 shares, respectively, and for the six months ended June 30, 1996 and 1995 were 7,049,499 shares and 7,279,837 shares, respectively. The Company has not separately reported its fully diluted earnings per share as it is not materially different than primary earnings per share.

NOTE 4 - STOCK OPTIONS

  The Company has adopted the Amended and Restated 1986 Stock Option and Incentive Plan and the 1995 Stock Option and Incentive Plan which authorize the issuance of up to 879,715 shares and 500,000 shares, respectively of common stock. The Company also has adopted the Non-Employee Director Stock Option Plan, which authorizes the issuance of up to 275,000 shares of common stock. The stock option plans were approved by the Company's shareholders. As of June 30, 1996, the number of stock options available for grant for each of the stock option plans was as follows:

                                              1986         1995       DIRECTOR
                                             STOCK         STOCK        STOCK
                                             OPTION       OPTION       OPTION
                                              PLAN         PLAN         PLAN        TOTAL
                                            ----------    --------    ---------   ----------
Number of shares reserved for issuance         879,715     500,000     275,000     1,654,715
Granted                                     (1,024,408)   (295,500)   (228,000)   (1,547,908)
Canceled                                       145,037      10,000      10,000       165,037
                                            ----------    --------    --------    ----------
Total available for grant                          344     214,500      57,000       271,844
                                            ----------    --------    --------    ----------

  At June 30, 1996, the Company had outstanding non-qualified options for all three plans with expiration dates from 1997 to 2006 as follows:

                                                         EXERCISE        AVERAGE
                                        NUMBER OF          PRICE          PRICE
                                      OPTION SHARES        RANGE        PER SHARE
                                      --------------   --------------   ---------
Outstanding at December 31, 1995          488,547      $13.94 - 26.63      $21.02
Granted                                   206,500       26.94 - 34.00       31.87
Exercised                                 (66,709)      13.94 - 25.00       18.73
Canceled                                  (22,000)      25.00 - 25.63       25.57
                                          -------      --------------      ------
Outstanding at June 30, 1996              606,338      $14.56 - 34.00      $24.80
                                          =======      ==============      ======

NOTE 5 - DIVIDEND DECLARATION

  The Company declared a quarterly dividend on June 27, 1996 of $.15 per share, payable July 26, 1996 to shareholders of record as of July 12, 1996. The dividend, totalling approximately $1.0 million, was accrued as of June 30, 1996 and is reflected in "other liabilities" and as a reduction of retained earnings in the accompanying Consolidated Statement of Financial Condition.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

                             RESULTS OF OPERATIONS


  The Company's net income for the three months ended June 30, 1996 was $4.2 million, or $.60 per share. This compares with a net loss of $749,000, or $.10 per share, for the second quarter of 1995, which included pretax charges of $4.1 million, or $.32 per share, related to losses on the sale of mortgage-backed securities and downsizing of the Company's operations. Net income for the six months ended June 30, 1996 was $8.2 million, or $1.16 per share, compared with $1.7 million, or $.23 per share, for the same period in 1995. Net income for the first six months of 1996 included several items which deserve special mention:

  Gain from the sale of and income received from certain
      real estate owned properties                                 $1,568,000
  Additional writedown due to sale of corporate office complex       (500,000)
  Writedown related to certain computer hardware and software        (425,000)
  Write-off of core deposit intangibles and fixed assets in
      connection with a decision to close one of BVFB's branches     (350,000)
  Loss from sale of mortgage-backed securities                       (262,000)
                                                                   ----------
  Increase in income before tax                                    $   31,000
                                                                   ----------

ACQUISITION OF CTL CREDIT, INC.

  On June 14, 1996, the Company acquired CTL Credit, the holding company for CTL. The acquisition is being accounted for using the purchase accounting method and the consolidated net income of the Company for the six months ended June 30, 1996 includes an estimate of the impact of the acquisition for the entire month of June 1996. The Company has not finalized the purchase accounting valuations and expects to finalize the adjustments by the end of third quarter 1996. As a result, the results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

  The Company does not anticipate a material contribution from CTL to the consolidated net income for 1996 because the expected cost savings or benefits from related synergies (including the evaluation of alternative sources of funding) will be realized starting in 1997.

NET INTEREST INCOME

  Net interest income for the second quarter of 1996 was $18.8 million compared to $13.6 million for the same period in 1995. The net interest margin for the second quarter of 1996 increased to 2.53% from 1.81% in the prior year period. Net interest income for the six months ended June 30, 1996 was $35.1 million compared to $28.0 million for the same period in 1995.

The net interest margin increased to 2.37% from 1.80% for the first six months of 1996 and 1995, respectively.

  The following table is a summary of the net interest income, including CTL for June 1996 only.

                                                     THREE MONTHS ENDED    SIX MONTHS ENDED
                                                           JUNE 30,            JUNE 30,
                                                    --------------------  --------------------
                                                      1996        1995       1996        1995
                                                    --------   ---------  ---------   --------
                                                               (DOLLARS IN THOUSANDS)
BVFB                                                 $16,444    $13,567     $32,658    $27,996
CTL (for June 1996 only)                               2,681        ---       2,681        ---
BVCC (Senior Debentures only)                           (288)       ---        (288)       ---
                                                     -------    -------     -------    -------
BVCC - Consolicated                                  $18,837    $13,567     $35,051    $27,996
                                                     -------    -------     -------    -------

  The following table is a summary of the net interest margin, including CTL for June 1996 only.

                                                     THREE MONTHS ENDED    SIX MONTHS ENDED
                                                           JUNE 30,            JUNE 30,
                                                    --------------------  --------------------
                                                      1996        1995       1996        1995
                                                    --------   ---------  ---------   --------
BVFB                                                   2.32%      1.81%       2.28%      1.80%
CTL (for June 1996 only)                               6.36%       ---%       6.36%       ---%
                                                    -------    -------     -------    -------
BVCC - Consolidated                                    2.53%      1.81%       2.37%      1.80%
                                                    -------    -------     -------    -------

  The consolidated net interest margin for the three and six months ended June 30, 1996 included the impact of Senior Debentures yielding 8.42% (all-in cost of 8.91% annualized) issued by BVCC to partially finance the acquisition of CTL Credit. The increase in net interest margin for BVFB was primarily due to lower cost of funds. The net interest margin at June 30, 1996 increased to 2.88% from 2.05% at December 31, 1995 primarily due to the impact of the acquisition of CTL.

  AVERAGE BALANCE SHEET. The following table sets forth certain information relating to the Company's consolidated statements of financial condition and reflects the average yields on interest-earning assets and average rates paid on interest-bearing liabilities for the periods indicated. Such yields and rates are derived by dividing interest income or expense by the average balances of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. Average balances of interest-earning assets and interest-bearing liabilities were derived from daily average balances for BVCC and BVFB. Average balances of interest-earning assets and interest-bearing liabilities for CTL were monthly averages. The yields for the periods indicated include the amortization of deferred loan origination fees, net of costs, which are considered adjustments to yield. Net interest spread and margin are calculated excluding nonperforming assets.

                                                                          AVERAGE BALANCES, YIELDS AND RATES PAID
                                                          THREE MONTHS ENDED                        THREE MONTHS ENDED
                                                            JUNE 30, 1996                              JUNE 30, 1995
                                             --------------------------------------       ----------------------------------------
                                              AVERAGE       ACTUAL        AVERAGE           AVERAGE          ACTUAL      AVERAGE
                                              BALANCE      INTEREST     YIELD/RATE          BALANCE         INTEREST   YIELD/RATE
                                             ----------   -----------   -----------       ----------        --------   -----------
                                                                             (DOLLARS IN THOUSANDS)
(ASSETS
- -------
Interest-earning assets:
 Loans receivable                            $2,222,296      $44,941        8.10%          $2,081,282        $38,605      7.43%
 Mortgage-backed securities                     665,855       10,593        6.36              833,160         14,041      6.74
 Investments                                    110,752        1,560        5.66              124,231          1,620      5.63
                                             ----------      -------        ----           ----------        -------      ----
Total interest-earning assets                 2,998,903       57,094        7.62            3,038,673         54,266      7.17
                                                             -------        ----                             -------      ----
Nonperforming assets                             30,312                                        55,370
Other assets                                     78,304                                        49,327
                                             ----------                                    ----------
Total assets                                 $3,107,519                                    $3,143,370
                                             ==========                                    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Interest-bearing liabilities:
 Customer deposits                            1,927,043       24,453        5.11            1,813,995         23,581      5.21
 Borrowings/(1)/                                890,381       13,804        6.11            1,078,385         17,118      6.34
                                             ----------      -------        ----           ----------        -------      ----
Total interest-bearing liabilities            2,817,424       38,257        5.42            2,892,380         40,699      5.63
                                                             -------        ----                             -------      ----
Other liabilities                                85,240                                        27,728
                                             ----------                                    ----------
Total liabilities                             2,902,664                                     2,920,108
Stockholders' equity                            204,855                                       223,262
                                             ----------                                    ----------
Total liabilities and stockholders'
 equity                                      $3,107,519                                    $3,143,370
                                             ==========                                    ==========

Net interest income/net interest spread                      $18,837        2.20%                            $13,567      1.54%
                                                             =======        ====                             =======      ====

Net earning assets/net interest margin       $  181,479                     2.53%          $  146,293                     1.81%
                                             ==========                     ====           ==========                     ====

(1) Interest expense on borrowings includes the impact of interest expense on interest rate swaps of $586,000 for the three months ended June 30, 1996. There were no interest rate swaps for the same period in 1995.

                                                                          AVERAGE BALANCES, YIELDS AND RATES PAID
                                                           SIX MONTHS ENDED                          SIX MONTHS ENDED
                                                            JUNE 30, 1996                              JUNE 30, 1995
                                             --------------------------------------       ----------------------------------------
                                              AVERAGE       ACTUAL        AVERAGE           AVERAGE          ACTUAL      AVERAGE
                                              BALANCE      INTEREST     YIELD/RATE          BALANCE         INTEREST   YIELD/RATE
                                             ----------   -----------   -----------       ----------        --------   -----------
                                                                             (DOLLARS IN THOUSANDS)
ASSETS
- ------
Interest-earning assets:
  Loans receivable                           $2,143,689     $ 85,328       7.96%          $2,067,445         $ 74,806      7.24%
  Mortgage-backed securities                    685,473       21,963       6.41              873,400           29,608      6.78
  Investments                                   112,012        3,212       5.76              120,591            3,332      5.53
                                             ----------     --------       ----           ----------         --------      ----
Total interest-earning assets                 2,941,174      110,503       7.52            3,061,436          107,746      7.04
                                                            --------       ----                              --------      ----
Nonperforming assets                             32,981                                       53,675
Other assets                                     83,546                                       40,329
                                             ----------                                   ----------
Total assets                                 $3,057,701                                   $3,155,440
                                             ==========                                   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Interest-bearing liabilities:
  Customer deposits                           1,863,036       47,711       5.15            1,777,280           44,366      5.03
  Borrowings/(1)/                               910,937       27,741       6.09            1,138,693           35,384      6.23
                                             ----------     --------       ----           ----------         --------      ----
Total interest-bearing liabilities            2,773,973       75,452       5.46            2,915,973           79,750      5.50
                                                            --------       ----                              --------      ----
Other liabilities                                78,007                                       17,928
                                             ----------                                   ----------
Total liabilities                             2,851,980                                    2,933,901
Stockholders' equity                            205,721                                      221,539
                                             ----------                                   ----------
Total liabilities and stockholders'
 equity                                      $3,057,701                                   $3,155,440
                                             ==========                                   ==========

Net interest income/net interest spread                      $35,051       2.06%                             $ 27,996      1.54%
                                                             =======       ====                              ========      ====

Net earning assets/net interest margin       $  167,201                    2.37%          $  145,463                       1.80%
                                             ==========                    ====           ==========                       ====

(1) Interest expense on borrowings includes the impact of interest expense on interest rate swaps of $975,000 for the six months ended June 30, 1996. There were no interest rate swaps for the same period in 1995.

INTEREST INCOME

INTEREST INCOME ON LOANS RECEIVABLE

  Interest income on loans was $44.9 million as compared to $38.6 million for the second quarters of 1996 and 1995, respectively. Interest income on loans for the six months ended June 30, 1996 and 1995 was $85.3 million and $74.8 million, respectively. The following table is a summary of interest income on loans including CTL for June 1996 only.


                              THREE MONTHS ENDED    SIX MONTHS ENDED
                                    JUNE 30,             JUNE 30,
                              ------------------   ------------------
                                 1996     1995       1996      1995
                              -------   --------   --------   -------
                                   (DOLLARS IN THOUSANDS)
BVFB                          $40,117    $38,605    $80,504   $74,806
CTL (for June 1996 only)        4,824        ---      4,824       ---
                              -------    -------    -------   -------
   BVCC - Consolidated        $44,941    $38,605    $85,328   $74,806
                              -------    -------    -------   -------

The increase in loan interest income for BVFB was primarily due to an increase of 57 basis points in the average yield on loans from 7.24% to 7.81%. A significant portion of the Company's adjustable rate mortgage loans are indexed to the Federal Home Loan Bank of San Francisco ("FHLBSF") Eleventh District Cost of Funds Index ("COFI"). The average COFI for the six months ended June 30, 1996 and 1995, which impacted BVFB's adjustable rate mortgages, were 5.07% and 4.48%, respectively, an increase of 59 basis points.

INTEREST INCOME ON MORTGAGE-BACKED SECURITIES

  Interest income on mortgage-backed securities ("MBS") was $10.6 million as compared to $14.0 million for the second quarters of 1996 and 1995, respectively. Interest income on MBS for the six months ended June 30, 1996 and 1995 was $22.0 million and $29.6 million, respectively. All the interest income on MBS was related to BVFB only. The decrease in interest income on MBS was primarily attributable to lower average balances, which decreased from $833.2 million in the second quarter of 1995 to $665.9 million for the same period in 1996. The decrease in average balances on mortgage-backed securities resulted from principal amortization and sale of mortgage-backed securities available for sale in 1995 and first quarter of 1996.

INTEREST AND DIVIDENDS ON INVESTMENTS

  Interest and dividend income from the Company's investment portfolio was essentially the same at $1.6 million for the second quarters of 1996 and 1995, respectively. Interest income for six months ended June 30, 1996 and 1995 was $3.2 million and $3.3 million, respectively. The interest and dividend income from CTL was not significant for the month of June 1996.

INTEREST EXPENSE

INTEREST EXPENSE ON CUSTOMER DEPOSITS

  Interest expense on customer deposits increased to $24.5 million in the second quarter of 1996 from $23.6 million in the second quarter of 1995. Interest income for the six months ended June 30, 1996 and 1995 was $47.7 million and $44.4 million, respectively.

  The following table is a summary of interest expense on deposits, including CTL for June 1996 only.


                              THREE MONTHS ENDED    SIX MONTHS ENDED
                                    JUNE 30,             JUNE 30,
                              ------------------   ------------------
                               1996       1995       1996      1995
                              -------   --------   --------   -------
                                   (DOLLARS IN THOUSANDS)
BVFB                          $22,247   $23,581     $45,505   $44,366
CTL (for June 1996 only)        2,206       ---       2,206       ---
                              -------   -------     -------   -------
BVCC - Consolidated           $24,453   $23,581     $47,711   $44,366
                              -------   -------     -------   -------

  Interest expense on deposits for BVFB was essentially the same for the three and six months ended June 30, 1996 and 1995. The increase in interest expense on transaction accounts (primarily due to higher average balances) was offset by decrease in interest expense on certificates of deposit.

INTEREST EXPENSE ON BORROWINGS

  Interest expense on borrowings decreased to $13.8 million in the second quarter of 1996 from $17.1 million in the second quarter of 1995. Interest expense for the first six months of 1996 and 1995 was $27.7 million and $35.4 million, respectively.

  The following table is a summary of interest expense on borrowings, including CTL for June 1996 only.


                              THREE MONTHS ENDED    SIX MONTHS ENDED
                                    JUNE 30,             JUNE 30,
                              ------------------   ------------------
                               1996       1995       1996      1995
                              -------   --------   --------   -------
                                   (DOLLARS IN THOUSANDS)
BVFB                          $13,502   $17,118     $27,439   $35,384
CTL (for June 1996 only)           14       ---          14       ---
BVCC (Senior Debentures only)     288       ---         288       ---
                              -------   -------     -------   -------
BVCC - Consolidated           $13,804   $17,118     $27,741   $35,384
                              -------   -------     -------   -------

  The decrease in interest expense on borrowings for BVFB was primarily due to lower average balances arising from lower borrowing requirements consistent with the level of interest-earning assets maintained. Also, in the fourth quarter of 1995 and first quarter of 1996, the Company prepaid $190 million of high cost borrowings and replaced them with short-term lower cost borrowings. In conjunction with the prepayment of these borrowings, the Company entered into interest rate swap agreements to provide interest rate risk protection for the short-term lower cost borrowings by matching the floating interest rate characteristics and lengthening their maturities.

CHANGES IN RATE AND VOLUME

  The following table sets forth the changes in net interest income due to changes in the rate and volume of the Company's interest-earning assets and interest-bearing liabilities for the three and six months ended June 30, 1996 compared with the same periods in 1995. The rate and volume variances for the three and six months ended June 30, 1996 include the impact of CTL for June 1996 only. Rate and volume changes are calculated excluding nonperforming assets. Changes in rate and volume (changes in weighted average interest rate multiplied by average portfolio balance), which cannot be segregated, have been allocated proportionately between the change in rate and the change in volume.

                                                  THREE MONTH VARIANCE              SIX MONTH VARIANCE
                                              -----------------------------   --------------------------------
                                               RATE      VOLUME     TOTAL       RATE      VOLUME      TOTAL
                                              -------   --------   --------   --------   --------   ----------
                                                                       (DOLLARS IN THOUSANDS)
Income from interest-earning assets:
Loans receivable                              $3,619    $ 2,717    $ 6,336    $ 7,689    $ 2,833     $10,522
Mortgage-backed securities                      (752)    (2,696)    (3,448)    (1,553)    (6,092)     (7,645)
Investment securities and other                  124       (184)       (60)       123       (243)       (120)
                                              ------    -------    -------    -------    -------     -------
                                               2,991       (163)     2,828      6,259     (3,502)      2,757

Expense on interest-bearing liabilities:
Customer deposits                               (572)     1,444        872      1,168      2,177       3,345
Borrowings                                      (391)    (2,923)    (3,314)      (694)    (6,949)     (7,643)
                                              ------    -------    -------    -------    -------     -------
                                                (963)    (1,479)    (2,442)       474     (4,772)     (4,298)
                                              ------    -------    -------    -------    -------     -------
Net interest income                           $3,954    $ 1,316    $ 5,270    $ 5,785    $ 1,270     $ 7,055
                                              ======    =======    =======    =======    =======     =======

PROVISION FOR LOSSES

  The provision for losses on loans and securities was $818,000 in the second quarter of 1996 and $900,000 for the same period in 1995. The provision for losses on loans and securities for the six months ended June 30, 1996 and 1995 was $1.4 million and $1.8 million, respectively. See the Allowance for Losses on Loans and Securities section below for a more detailed discussion of the provision for losses.

NONINTEREST INCOME

  Noninterest income was $2.5 million for the second quarter of 1996 compared to ($34,000) for the second quarter of 1995. Noninterest income for the six months ended June 30, 1996 and 1995 was $4.3 million and $2.4 million, respectively, and included losses on sale of securities of

($262,000) and ($2.2 million) for the respective periods. Excluding the loss on sale of securities, noninterest income for the first six months of 1996 and 1995 was essentially the same at $4.6 million, respectively.

NONINTEREST EXPENSE

GENERAL AND ADMINISTRATIVE EXPENSES

  General and administrative expenses for the second quarters of 1996 and 1995 were $12.3 million and $13.2 million, respectively. General and administrative expenses for the six months ended June 30, 1996 and 1995 were $23.0 million and $25.2 million, respectively.

  The following table is a summary of general and administrative expenses, including CTL for June 1996 only.


                              THREE MONTHS ENDED    SIX MONTHS ENDED
                                    JUNE 30,             JUNE 30,
                              ------------------   ------------------
                               1996       1995       1996      1995
                              -------   --------   --------   -------
                                   (DOLLARS IN THOUSANDS)
BVCC and BVFB                 $10,678   $13,213    $21,415    $25,199
CTL (for June 1996 only)        1,628       ---      1,628        ---
                              -------   -------    -------    -------
BVCC - Consolidated           $12,306   $13,213    $23,043    $25,199
                              -------   -------    -------    -------

  The reduction in general and administrative expenses was primarily due to a charge of $1.9 million in the second quarter of 1995 related to downsizing of the Company's operations. In addition, general and administrative expenses for the three and six months ended June 30, 1996 were also favorably impacted by lower compensation and benefits expense. Staffing levels for BVFB have been reduced by 20.2% from year-end 1994.

INCOME AND EXPENSES FROM REAL ESTATE OWNED

  Income from real estate owned operations increased to $774,000 in the second quarter of 1996 from $260,000 in the same period in 1995. Income from real estate owned operations for the six months ended June 30, 1996 and 1995 was $1.7 million and $610,000, respectively. The increase was primarily due to gains from the sale of and higher income received from real estate owned properties. There were no significant changes in the provision for losses on real estate owned.

WRITEDOWN OF FIXED ASSETS

  The writedown of fixed assets for the three and six months ended June 30, 1996 was $925,000 respectively, related to the following items:

- - $500,000 additional writedown due to the sale of the corporate office complex, which is expected to close in the third quarter of 1996. The Company had previously provided a writedown of $7.1 million on this property during the fourth quarter of 1995.

- - $425,000 writedown related to certain computer hardware and software. The computer writedown was directly related to the Company's decision to enter into a long-term information services technology agreement with BISYS Group, Inc.

AMORTIZATION AND WRITEDOWN OF INTANGIBLES

The following table is a summary of the amortization and writedown of intangibles including CTL for June 1996 only.


                              THREE MONTHS ENDED    SIX MONTHS ENDED
                                    JUNE 30,             JUNE 30,
                              ------------------   ------------------
                               1996       1995       1996      1995
                              -------   --------   --------   -------
                                   (DOLLARS IN THOUSANDS)
BVFB                            $442      $605      $1,168     $1,210
CTL (for June 1996 only)         236       ---         236        ---
                                ----      ----      ------     ------
BVCC - Consolidated             $678      $605      $1,404     $1,210
                                ----      ----      ------     ------

  The amortization of intangible assets for CTL was due to the inclusion of estimated amortization of goodwill arising from the excess of the purchase price over the fair value of net assets acquired discussed previously. The amortization and writedown of intangible assets during the first six months of 1996 included core deposit intangibles written-off of $270,000 due to a decision to close one of BVFB's branches.

OTHER MATTERS

  Federal legislation has been proposed to recapitalize the Savings Association Insurance Fund ("SAIF") and would require BVFB to pay an estimated one-time special assessment of approximately $14.5 million to $16.0 million on a pretax basis. It is anticipated that this assessment would be accrued in the period in which the legislation is enacted. The pending legislation is intended to eliminate the disparity between the deposit insurance premiums paid by SAIF-insured institutions, which range from .23% to .31% of deposits, such as the Bank, and institutions insured by the Bank Insurance Fund ("BIF"), which range from 0% to .27% of deposits with a minimum annual assessment of $2,000. BVFB's deposit insurance premiums in 1996 is 26 cents per $100 of deposits. No assurance can be given as to whether or in what form the legislation will be enacted or its effect on the Company or the BVFB.

                             BALANCE SHEET ANALYSIS

  The consolidated assets of the Company were $3.39 billion and $3.00 billion at June 30, 1996 and December 31, 1995, respectively. The increase in total assets was primarily due to the acquisition of CTL Credit. CTL had total assets of $533.1 million at June 30, 1996 which consisted primarily of loan receivables of $481.2 million and customer deposits of $459.3 million. The total assets of BVFB declined to $2.85 billion at June 30, 1996 from $3.00 billion at December 31, 1995 primarily due to decreases in mortgage-backed securities resulting from sales of mortgage-backed securities available and principal paydowns and decrease in loans receivable resulting from lower levels of loan originations.

SECURITIES

  The Company invests in high-quality MBS, primarily issued by Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and Government National Mortgage Association ("GNMA"). The securities portfolio at June 30, 1996 and December 31, 1995 was as follows:

                                      JUNE 30, 1996         DECEMBER 31, 1995
                                 -----------------------  ---------------------
                                 AMORTIZED      FAIR      AMORTIZED      FAIR
                                    COST        VALUE        COST        VALUE
                                 ---------     -------    ---------    --------
                                                    (DOLLARS IN THOUSANDS)
 AVAILABLE FOR SALE
Investment securities             $  1,200     $  1,220    $  8,000    $  8,035
Mortgage-backed securities:
  FHLMC, FNMA and GNMA             120,626      115,935     151,000     149,778
                                  --------     --------    --------    --------
                                  $121,826     $117,155    $159,000    $157,813
                                  ========     ========    ========    ========
                                      JUNE 30, 1996         DECEMBER 31, 1995
                                 -----------------------  ---------------------
                                 AMORTIZED      FAIR      AMORTIZED      FAIR
                                    COST        VALUE        COST        VALUE
                                 ---------     --------   ---------    --------
                                                    (DOLLARS IN THOUSANDS)
HELD TO MATURITY
Investment securities             $ 32,547     $ 32,470    $ 39,928    $ 39,969
Mortgage-backed securities:
 FHLMC, FNMA and GNMA
 and other                         535,619      517,167     582,530     575,321
 Allowance for losses                 (165)         ---        (930)        ---
                                  --------     --------    --------    --------
                                   535,454      517,167     581,600     575,321
                                  --------     --------    --------    --------
                                  $568,001     $549,637    $621,528    $615,290
                                  ========     ========    ========    ========

  In December 1995, the Company reclassified $147.7 million of MBS from held to maturity to available for sale as a result of adopting the implementation guide to Statement of Financial Accounting Standards No. 115. During the first quarter of 1996, the Company sold $24.2 million of these securities for a loss of $262,000, which represented approximately 50% of the unrealized loss on securities available for sale at the time of sale. Also, during the first quarter of 1996, the Company sold a $3.5 million mortgage-backed security which was scheduled to mature in April 1996 from its held to maturity portfolio. An allowance for losses on securities was previously provided for this security due to deterioration in the issuer's creditworthiness. There were no securities sold during the second quarter of 1996.

LOANS AND REAL ESTATE OWNED

  The loan portfolio of BVFB primarily consists of mortgage loans and the loan portfolio of CTL primarily consists of consumer loans. The following is a summary of the Company's loan portfolio (before deductions for deferred fees, discounts and allowance for losses) at June 30, 1996 and December 31, 1995.

                                          JUNE 30, 1996        DECEMBER 31, 1995
                                     ---------------------   ----------------------
                                       AMOUNT        %         AMOUNT         %
                                     ----------   --------   ----------   --------
                                                     (DOLLARS IN THOUSANDS)
Mortgage loans:
  Single family (1 to 4 units)       $  767,505      30.0    $  731,310       34.9
  Multifamily (5+ units)              1,014,189      39.6       995,038       47.5
  Nonresidential                        354,923      13.8       333,236       15.9
                                     ----------     -----    ----------      -----
                                      2,136,617      83.4     2,059,584       98.3
                                     ----------     -----    ----------      -----

Consumer loans:
 Auto and other                         317,241      12.4         2,366        0.1
 Home equity                             42,661       1.7        32,483        1.6
 Equipment leases                        64,321       2.5           ---        ---
                                     ----------     -----    ----------      -----
                                        424,223      16.6        34,849        1.7
                                     ----------     -----    ----------      -----
                                     $2,560,840     100.0    $2,094,433      100.0
                                     ==========     =====    ==========      =====

  The following is a summary of loan originations/purchases, including CTL for June 1996 only.

                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                           JUNE 30,                 JUNE 30,
                                    --------------------    -------------------------
                                       1996       1995         1996           1995
                                    ----------   -------    ----------       --------
                                                (DOLLARS IN THOUSANDS)
   BVFB                              $  86,110   $83,608      $148,949       $156,493
   CTL (for June 1996 only)             18,627       ---        18,627            ---
                                     ---------   -------      --------       --------
   BVCC - Consolidated               $104,737    $83,608      $167,576       $156,493
                                     ---------   -------      --------       --------

CREDIT QUALITY

  Credit Quality has continued to improve as evidenced by the decline in nonperforming assets and delinquencies as shown in the tables below:

                                     NONPERFORMING ASSETS AS A PERCENTAGE OF
                                                    TOTAL ASSETS
                                    JUNE 30, 1996     DECEMBER 31, 1995
                                   ---------------   ----------------------
                                           (DOLLARS IN THOUSANDS)
BVFB                               $24,801   0.87%       $38,811       1.29%
CTL (for June 1996 only)             6,787   1.27%           ---        ---
                                   -------   ----        -------       ----
BVCC - Consolidated                $31,588   0.93%       $38,811       1.29%
                                   -------   ----        -------       ----
                                      LOANS DELINQUENT 60 DAYS OR MORE AS
                                           PERCENTAGE OF GROSS LOANS
                                    JUNE 30, 1996       DECEMBER 31, 1995
                                   ---------------   ----------------------
                                           (DOLLARS IN THOUSANDS)
BVFB                               $15,566   0.75%       $20,166   0.96%
CTL (for June 1996 only)             4,803   0.98%           ---    ---
                                   -------   ----        -------   ----
BVCC - Consolidated                $20,369   0.80%       $20,166   0.96%
                                   -------   ----        -------   ----

  The following table summarizes the Company's nonperforming assets and troubled debt restructurings:

                                          JUNE 30, 1996     DECEMBER 31, 1995
                                         --------------     -----------------
                                               (DOLLARS IN THOUSANDS)
Real estate loans                             $11,294           $10,675
Consumer loans                                    487                80
Equipment Leases                                  868               ---
Mortgage-backed securities                        ---             3,580
Real estate owned                              18,290            24,476
Other repossessed assets                          649               ---
                                              -------           -------
Nonperforming assets                           31,588            38,811
Troubled debt restructurings                      650            15,641
                                              -------           -------
Total                                         $32,238           $54,452
                                              =======           =======

ALLOWANCE FOR LOSSES ON LOANS AND SECURITIES

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

  The adequacy of the allowance for losses has improved as shown in the tables below:

                                   ALLOWANCE FOR LOSSES ON LOANS AND SECURITIES
                                      AS A PERCENTAGE OF NONPERFORMING ASSETS
                                       JUNE 30, 1996       DECEMBER 31, 1995
                                     ------------------   -------------------
                                             (DOLLARS IN THOUSANDS)
BVFB                                 $28,515    114.98%   $30,944      79.73%
CTL (for June 1996 only)               8,471    124.81%       ---        ---
                                     -------   -------    -------    -------
BVCC - Consolidated                  $36,986    117.09%   $30,944      79.73%
                                     -------   -------    -------    -------
                                 ALLOWANCE FOR LOSSES ON LOANS AS A PERCENTAGE
                                           OF NONPERFORMING LOANS
                                    JUNE 30, 1996          DECEMBER 31, 1995
                                    -------------          -----------------
                                          (DOLLARS IN THOUSANDS)
BVFB                                 $28,350    309.77%   $30,014     279.07%
CTL (for June 1996 only)               8,471    242.24%       ---        ---
                                     -------   -------    -------    -------
BVCC - Consolidated                  $36,821    291.10%   $30,014     279.07%
                                     -------   -------    -------    -------

  The following is a summary of provision for losses on loans and securities, including CTL for June 1996 only.


                                     THREE MONTHS ENDED      SIX MONTHS ENDED
                                           JUNE 30,             JUNE 30,
                                     ------------------      ----------------
                                      1996      1995       1996       1995
                                     -------   -------    -------    -------
                                             (DOLLARS IN THOUSANDS)
BVFB                                 $   400   $   900    $ 1,000    $ 1,800
CTL (for June 1996 only)                 418       ---        418        ---
                                     -------   -------    -------    -------
BVCC - Consolidated                  $   818   $   900    $ 1,418    $ 1,800
                                     -------   -------    -------    -------

  The decrease in the provision for losses for BVFB was primarily due to the improvement in the credit quality and recoveries of prior loan charge-offs. Management believes that the GVA at June 30, 1996 was adequate to cover estimated losses in its asset portfolios. However, future adjustments may be necessary and earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making such determinations. Management will continue to monitor the adequacy of the allowance for losses related to problem assets.

CUSTOMER DEPOSITS

  Customer deposits are generated for the purpose of funding loans. The customer deposits at June 30, 1996 and December 31, 1995 were as follows:

                                      JUNE 30, 1996       DECEMBER 31, 1995
                                   -----------------     -------------------
                                     AMOUNT      %         AMOUNT        %
                                   ----------   ----     ---------      ----
                                                (DOLLARS IN THOUSANDS)
BVFB (SAIF-insured)
Transaction accounts               $  449,694    25.8    $  387,610    21.3
Certificates of deposit             1,292,558   74.2.     1,432,230    78.7
                                   ----------   -----    ----------   -----
Total                               1,742,252   100.0     1,819,840   100.0

CTL (BIF-insured)
Investment certificates:
Money Market Rate                      16,284     3.5           ---     ---
Term                                  443,068    96.5           ---     ---
                                   ----------   -----    ----------   -----
Total                                 459,352   100.0           ---     ---

BVCC Consolidated                  $2,201,604            $1,819,840
                                   ==========            ==========

  The increase in transaction accounts and the decrease in certificates of deposits from December 31, 1995 to June 30, 1996 in BVFB was consistent with its asset/liability strategies and resulted in lower cost of funds. The investment certificates acquired in connection with the acquisition of CTL are similar to certificates of deposits with the exception that they are callable at par plus accrued interest.

BORROWINGS

  The Company utilizes collateralized advances from the FHLBSF for purposes of funding loans and investments. In addition, the Company utilizes other borrowings, on a collateralized and noncollateralized basis, such as securities sold under agreements to repurchase.


                                      JUNE 30, 1996       DECEMBER 31, 1995
                                   -----------------     -------------------
                                     AMOUNT      %         AMOUNT        %
                                   ----------   ----     ---------      ----
                                                (DOLLARS IN THOUSANDS)
Advances from FHLBSF                 $748,550    79.1      $766,790    81.5
Reverse repurchase agreements         137,640    14.5       166,738    17.7
Senior debentures                      50,000     5.3           ---     ---
Other borrowings                        9,991     1.1         7,937     0.8
                                     --------   -----      --------   -----
                                     $946,181   100.0      $941,465   100.0
                                     ========   =====      ========   =====

  During the first quarter of 1996, BVFB prepaid $145 million of its high cost borrowings and replaced them with short-term lower cost borrowings. The decrease in borrowings was primarily due to lower borrowing requirements consistent with the level of interest-earning assets maintained.

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

  During the fourth quarter of 1995, BVFB entered into forward starting swaps with notional principal amounts of $150.0 million as part of the prepayment of $145.0 million of advances from the FHLBSF and replaced them with short-term lower cost borrowings in February 1996. The interest rate swaps were used to provide interest rate risk protection for the lower cost borrowings by matching the floating interest rate risk characteristics and lengthening their maturities. As of June 30, 1996 and December 31, 1995, the total notional amount of interest rate swaps were $410 million and $150 million, respectively.

  The information presented below is based on interest rates at June 30, 1996. To the extent that interest rates change, variable interest rate information will change. The following schedule represents the maturities and weighted average rates of BVFB's interest rate swaps outstanding as of June 30, 1996. There were no interest rate swaps in CTL as of June 30, 1996.

                                 MATURITIES OF DERIVATIVE INSTRUMENTS
                                 ------------------------------------

                                     2000        2001+      TOTAL
                                   --------    --------    --------
                                        (DOLLARS IN THOUSANDS)
Notional amount                    $132,500    $277,500    $410,000
Weighted average receive rate
 (3-month LIBOR)                       5.56%       5.54%       5.55%

Weighted average pay rate              6.26%       6.52%       6.44%

  The objective of the Company's asset/liability management activities is to improve earnings by adjusting the type and mix of assets and liabilities to effectively address changing conditions and risks. Management believes that its asset/liability activities has improved earnings within safe and sound parameters.

                                  LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

  The Company's primary sources of funds include loan and MBS repayments, retail deposit generation, advances from the FHLBSF, collateralized short-term borrowings under reverse repurchase agreements and cash flows generated from operations. The Company uses its liquidity resources principally to fund loans, repay maturing borrowings, fund maturing time deposits and savings withdrawals and provide for its foreseeable short and long-term cash needs. The Company expects to be able to fund or refinance, on a timely basis, its commitments and long-term liabilities.

  OTS regulations require savings institutions to maintain a specified liquidity ratio (presently 5.00%) of cash and specified securities to total customer deposits and borrowings due in one year or less. During the months ended June 30, 1996 and December 31, 1995, BVFB maintained liquidity ratios of 5.23% and 5.26%, respectively.

CAPITAL RESOURCES

REGULATORY CAPITAL

  The OTS has established minimum capital standards for all savings institutions, including a tangible capital requirement, a core capital requirement and a risk-based capital requirement. BVFB's regulatory capital at June 30, 1996 exceeded the minimum requirements of each regulatory capital standard as follows:

                 MINIMUM     FULLY
                REQUIRED    ACTUAL    PHASED-IN
                ---------   -------   ----------

Tangible            1.50%     5.75%        5.71%
Core                3.00%     5.85%        5.82%
Risk-based          8.00%    10.90%       10.84%

  The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires each Federal banking agency to implement prompt corrective actions for institutions that it regulates. Under capital guidelines enacted by FDICIA, both BVFB and CTL met the criteria for the "well capitalized" standard at June 30, 1996 as follows:

                            WELL
                        CAPITALIZED
                        REQUIREMENT     BVFB     CTL
                        ------------   ------   ------

Tangible                       4.00%    5.75%    8.20%
Tier I Risk-based              6.00%    9.65%    8.73%
Tier II Risk-based            10.00%   10.90%   10.03%

SHARES OUTSTANDING

  The Company's outstanding shares at June 30, 1996 and December 31, 1995 were 6,885,242 shares and 7,101,590 shares, respectively. The decrease of 216,348 shares was due to the Company's repurchase of 250,000 shares partially offset by stock options exercised during the first six months and second quarters of 1996.

                           ACCOUNTING PRONOUNCEMENTS
                           -------------------------

On June 28, 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 establishes standards for when transfers of financial assets including those with continuing involvement by the transferor, should be considered a sale. SFAS No. 125 also establishes standards for when a liability should be considered extinguished. This statement is effective for transfers of assets and extinguishment of liabilities after December 31, 1996, applied prospectively. Earlier adoption or retroactive application of this statement is not permitted. Management will be reviewing this statement during the remainder of 1996 to determine its effect on the Company's financial statements.
                                      26

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

         None

Item 2.  Changes in Securities
         ---------------------

         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

      (a)  The 1996 Annual Meeting of Stockholders was held on May 23, 1996

      (b)  Directors elected:

           John R. McKean
           Roger K. Easley

           Directors continuing in office

           Paula R. Collins
           Thomas M. Foster
           Richard J. Quinlan
           Edward H. Sondker
           Robert L. Witt

      (c) At the 1996 Annual Meeting of Stockholders, the stockholders considered the following proposals:

        I. The election of two directors of the Company

       II. The approval and adoption of the Stock in Lieu of Cash Compensation Plan for Non-Employee Directors

      III. The approval and adoption of the Outside Directors' Retirement
           Plan

       IV. The approval and adoption of an amendment to the 1995 Stock Option and Incentive Plan

        V. The approval and adoption of an amendment to the 1989 Non-Employee Director Stock Option Plan

      The vote on the election of the five proposals at the annual meeting was as follows:

      PROPOSAL I                            FOR      WITHHELD
         John R. McKean                  6,497,295     32,953
         Roger K. Easley                 6,499,698     30,550
                                                                  BROKER
                               FOR        AGAINST     ABSTAIN    NON-VOTE
      PROPOSAL II            5,263,857     100,326     27,513   1,138,552
      PROPOSAL III           4,117,597   1,247,185     26,955   1,138,511
      PROPOSAL IV            6,301,159     123,022     38,346      67,721
      PROPOSAL V             4,808,612     533,113     29,973   1,138,550

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

        a.  Financial Data Schedule (Exhibit 27)

        b. The Registrant filed the a report on Form 8-K, dated June 14, 1996 , during the three months ended June 30, 1996 related to the following matter:

            On June 14, 1996, the Registrant completed the acquisition of CTL Credit, Inc. ("CTLI"), the holding company for California Thrift and Loan. The acquisition was effected through the merger of BV Sub Corp., a Delaware corporation and non-operating wholly-owned subsidiary of the Registrant, with and into CTLI, with CTLI being the surviving corporation and becoming the wholly-owned subsidiary of the Registrant (the "Merger"). CTLI was then liquidated, with its assets transferred to and liabilities assumed by the Registrant. California Thrift and Loan became a stand-alone subsidiary of the Registrant and a sister bank to Bay View Federal Bank. The Merger was consummated pursuant to an Agreement and Plan of Merger, dated as of February 5, 1996. Each holder of the Common Stock of CTLI received $18.00 in cash for each share of CTLI Common Stock held.

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



                                           BAY VIEW CAPITAL CORPORATION
                                           ----------------------------
                                           Registrant



DATE: August 9, 1996


                                      BY:  /s/   Edward H. Sondker
                                           -------------------------------------
                                           Edward H. Sondker
                                           President and Chief Executive Officer



DATE: August 9, 1996



                                      BY:  /s/   David A. Heaberlin
                                           ---------------------------------
                                           David A. Heaberlin
                                           Executive Vice President
                                           Chief Financial Officer