Form 10-Q
period 1996-09-30
BAY VIEW CAPITAL CORP
filed 1996-11-14
CIK 840387

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)


                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                      OR

[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from______to_____

                         Commission file number 0-17901


                          BAY VIEW CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)


          Delaware                                             94-3078031
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)


     2121 South El Camino Real, San Mateo, California              94403
            (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code (415) 573-7300


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ----   ----
     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Common Stock, Par Value $.01    Outstanding at October 31, 1996
                 (Title of Class)               6,643,635 shares

                                   FORM 10-Q
                                     INDEX


                          BAY VIEW CAPITAL CORPORATION
                          ----------------------------

PART I.   FINANCIAL INFORMATION                                Page(s)
-------   ---------------------                                -------
Item 1.   Financial Statements (Unaudited):

     Consolidated Statements of Financial Condition..............   3

     Consolidated Statements of Operations.......................   4

     Consolidated Statement of Stockholders' Equity..............   5

     Consolidated Statements of Cash Flows.......................   6

     Notes to Consolidated Financial Statements..................   8


Item 2.   Management's Discussion and Analysis of

     Financial Condition and Results of Operations..............    12

PART II.  OTHER INFORMATION
--------  -----------------

     Other Information..........................................    36

     Signatures.................................................    36

                         PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------
                         BAY VIEW CAPITAL CORPORATION
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
-------------------------------------------------------------------------------


(DOLLARS IN THOUSANDS EXCEPT PER SHARE             SEPTEMBER 30,    DECEMBER 31,
 AMOUNTS)                                              1996            1995
--------------------------------------            --------------   ------------
ASSETS
Cash and cash equivalents:
 Cash and due from depository                        $   22,185      $   24,144
  institutions
 Interest-bearing deposits and short-term                56,528          18,616
  investments
                                                     ----------      ----------
                                                         78,713          42,760

Loans held-for-sale                                     363,306             ---
Securities available-for-sale:
 Mortgage-backed securities                             112,769         149,778
 Investment securities                                    1,015           8,035
Securities held-to-maturity:
 Mortgage-backed securities                             514,600         581,600
 Investment securities                                   32,820          39,928
Loans receivable held for investment,
 net                                                  2,208,276       2,062,268
Investment in stock of the Federal Home
 Loan Bank of San Francisco                              45,058          39,450
Real estate owned                                         8,497          24,476
Premises and equipment                                    9,310          16,184
Core deposit premiums                                     4,238           5,835
Goodwill                                                  6,636             ---
Other assets                                             42,937          34,182
                                                     ----------      ----------
   Total assets                                      $3,428,175      $3,004,496
                                                     ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposits                                    $2,094,454      $1,819,840
Advances from the Federal Home Loan
 Bank of San Francisco                                  829,056         766,790
Securities sold under agreements to
 repurchase                                             192,632         166,738
Senior Debentures                                        50,000             ---
Other borrowings                                          7,260           7,937
Other liabilities                                        61,078          35,214
                                                     ----------      ----------
 Total liabilities                                    3,234,480       2,796,519

Stockholders' equity:
Serial preferred stock;  authorized,
 7,000,000 shares;
 outstanding, none                                         ---             ---
Common stock ($.01 par value);
 authorized, 20,000,000 shares;
 outstanding, 6,640,242 shares - 1996
  and 7,101,590 shares - 1995                                66              71
Additional paid-in capital                               99,989          97,646
Retained earnings (substantially
 restricted)                                            100,945         115,966
Unrealized loss on securities available
 for sale (net of tax)                                   (2,667)           (683)
Debt of Employee Stock Ownership Plan                    (4,638)         (5,023)
                                                     ----------      ----------
 Total stockholders' equity                             193,695         207,977

    Total liabilities and stockholders'              ----------      ----------
     equity                                          $3,428,175      $3,004,496
                                                     ==========      ==========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                               BAY VIEW CAPITAL CORPORATION
                          CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------------

                                                         THREE MONTHS ENDED        NINE MONTHS ENDED
                                                            SEPTEMBER 30,            SEPTEMBER 30,
                                                         -------------------     ---------------------
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)           1996        1995         1996         1995
-----------------------------------------------          -------     -------     --------     --------
Interest income:
   Interest on loans receivable                          $53,839     $40,249     $139,167     $115,055
   Interest on mortgage-backed securities                 10,294      12,715       32,257       42,323
   Interest and dividends on investments                   1,895       1,517        5,108        4,849
                                                         -------     -------     --------     --------
                                                          66,028      54,481      176,532      162,227
Interest expense:
   Interest on customer deposits                          27,001      24,652       74,712       69,018
   Interest on  Senior Debentures                          1,114           -        1,520
   Interest on borrowings                                 15,035      16,083       42,370       51,467
                                                         -------     -------     --------     --------
                                                          43,150      40,735      118,602      120,485

Net interest income                                       22,878      13,746       57,930       41,742
Provision for losses on loans                                433         900        1,851        2,700
                                                         -------     -------     --------     --------
Net interest income after provision for  losses           22,445      12,846       56,079       39,042
Noninterest income:
   Loan fees and charges                                   1,528         847        3,587        2,941
   Gain (loss) on securities                                 ---           1         (262)      (2,195)
   Rental income from premises                               134         199          539          588
   Other, net                                              1,240       1,050        3,369        3,156
                                                         -------     -------     --------     --------
                                                           2,902       2,097        7,233        4,490
Noninterest expense:
   General and administrative expenses                    19,838      10,760       43,806       35,959
   SAIF recapitalization assessment                       11,750         ---       11,750          ---
   Real estate owned operations, net                      (3,146)       (336)      (4,808)        (946)
   Provision for (recovery of) losses on
     real estate                                              23         (81)        (100)        (317)
   Amortization and write-down of intangibles                524         604        1,928        1,814
                                                         -------     -------     --------     --------
                                                          28,989      10,947       52,576       36,510

Income (loss) before income tax expense (benefit)         (3,642)      3,996       10,736        7,022

Income tax expense (benefit)                              (1,534)      1,720        4,635        3,052
                                                         -------     -------     --------     --------
   Net income (loss)                                     $(2,108)    $ 2,276     $  6,101     $  3,970
                                                         =======     =======     ========     ========

Earnings (loss) per share                                $ (0.30)    $  0.31     $   0.86     $   0.54
                                                         =======     =======     ========     ========





          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         BAY VIEW CAPITAL CORPORATION
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         DEBT OF
                                                                                    UNREALIZED LOSS     EMPLOYEE
                                       NUMBER              ADDITIONAL                ON SECURITIES        STOCK         TOTAL
                                         OF       COMMON    PAID-IN     RETAINED     AVAILABLE FOR      OWNERSHIP    STOCKHOLDERS'
(IN THOUSANDS)                         SHARES     STOCK     CAPITAL     EARNINGS*   SALE (NET OF TAX)      PLAN         EQUITY
                                      --------   -------   ----------  ----------   -----------------   ---------    -------------
BALANCE AT JANUARY 1, 1996              7,102      $71      $97,646     $115,966        $  (683)         $(5,023)       $207,977

REPURCHASE OF COMMON STOCK               (495)      (5)                  (16,963)                                        (16,968)
PURCHASE OF COMMON STOCK
  FOR DIRECTORS' RETIREMENT PLAN          (33)                1,094       (1,094)
EXERCISE OF STOCK OPTIONS                  66                 1,249                                                        1,249
CASH DIVIDENDS                                                            (3,065)                                         (3,065)
UNREALIZED LOSS (NET OF TAX)                                                             (1,984)                         (1,984)
REPAYMENT OF DEBT                                                                                            385             385
NET INCOME                                                                 6,101                                           6,101
                                        -----      ---      -------     --------        -------          -------        --------

BALANCE AT SEPTEMBER 30, 1996           6,640      $66      $99,989     $100,945        $(2,667)         $(4,638)       $193,695
                                        =====      ===      =======     ========        =======          =======        ========
*SUBSTANTIALLY RESTRICTED

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  BAY VIEW CAPITAL CORPORATION
             CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------

(DOLLARS IN THOUSANDS)                       NINE MONTHS ENDED
                                              SEPTEMBER 30,
                                        -----------------------
                                             1996        1995
                                        -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                 $  6,101    $  3,970

Adjustments to reconcile net income to
 net cash provided by operating
 activities:
  Amortization and write-down of
   intangible assets                          1,928       1,814
  Write-down on disposal of fixed assets      1,767         ---
  Proceeds from sale of loans
   available-for-sale                             -         135
  Provision for losses                        2,041       2,383
  Depreciation and amortization of
   premises and equipment                     1,709       2,361
  Amortization of deferred loan costs           840          85
  Decrease in capitalized excess
   servicing fees                               321         568
  Amortization of premiums and discounts      3,394       2,237
  Loss on securities                            262       2,195
  Gain on sale of real estate owned          (3,586)       (994)
  (Increase) decrease in other assets        (4,074)        300
  Increase in other liabilities               9,578         708
  Other, net                                   (102)        180
                                        -----------------------
Net cash provided by operating
 activities                                  20,179      15,942

CASH FLOWS FROM INVESTING ACTIVITIES

  Acquisition of California Thrift and
   Loan, net of cash and cash
    equivalents received                    (61,505)       ----
  Net (increase) decrease in loans
   resulting from originations,
    net of principal payments                37,421     (53,922)
  Purchases of loans                        (63,554)    (11,915)
  Principal payments on mortgage-backed
   securities                                71,245      65,743
  Proceeds from sales of
   mortgage-backed securities
   held-for-investment                        2,766           -
  Proceeds from sales of
   mortgage-backed securities
   available-for-sale                        24,042     101,242
  Proceeds from maturities of
   investment securities
   held-for-investment                       28,000       5,000
  Proceeds from maturities of
   investment securities
   available-for-sale                         7,000           -
  Purchase of investment securities
   held-for-investment                       (3,200)    (10,000)
  Purchase of investment securities
   available-for-sale                             -      (7,000)
  Proceeds from sales of real estate
   owned                                     27,145      13,640
  Proceeds from sales of loans
   held-for-investment                        9,668         ---
  Additions to premises and equipment         6,663      (3,072)
  (Increase) decrease in stock of
   FHLBSF                                    (3,725)      8,637
Other, net                                      605           -
                                        -----------------------
       Net cash provided by investing
        activities                           82,571     108,353

                   BAY VIEW CAPITAL CORPORATION
        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
-----------------------------------------------------------------

                                            NINE MONTHS ENDED
                                               SEPTEMBER 30,
                                         ------------------------
(DOLLARS IN THOUSANDS)                      1996          1995
                                         -----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Net deposit inflows (outflows)            (182,281)     139,901
  Proceeds from Federal Home Loan Bank
   of San Francisco advances                 922,846      133,000
  Repayment of Federal Home Loan Bank
   of San Francisco advances                (864,580)    (357,180)
  Issuance of Senior Debentures, net of
   issuance costs                             49,300          ---
  Repurchase of common stock                 (18,054)         ---
  Proceeds from reverse repurchase
   agreements                                177,632      166,738
  Repayment of reverse repurchase
   agreements                               (151,740)    (201,422)
  Net change in other borrowings                 911         (569)
  Proceeds from exercise of common
   stock options                               2,338        4,075
  Dividends paid to stockholders              (3,169)      (3,298)
                                           ---------    ---------
  Net cash used in financing activities      (66,797)    (118,755)

  Net increase in cash and cash
   equivalents                                35,953        5,540
  Cash and cash equivalents at
   beginning of period                        42,760       26,192
  Cash and cash equivalents at end of
   period                                  $  78,713    $  31,732
                                           =========    =========
  Cash paid during the period for:
    Interest                               $  61,359    $  52,520
    Income taxes                           $   6,190    $   3,240


Supplemental noncash investing
 activities:
    Loans transferred to real estate
     owned                                 $   6,936    $  24,434
    Loans originated to sell real
     estate owned                          $   4,395    $   4,459

The acquisition of California Thrift and Loan involved the following (see note 2):

Push-down of the Company's acquisition     $  61,819
 cost
Liabilities assumed                          476,492
Fair value of assets acquired, other        (531,029)
 than cash and cash equivalents
Goodwill                                      (6,968)
                                           ---------
Net cash and cash equivalents received     $     314
                                           =========

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          BAY VIEW CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

       The accompanying unaudited interim consolidated financial statements include the accounts of Bay View Capital Corporation (the "Company" or "BVCC") and its principal subsidiaries, Bay View Federal Bank, a Federal Savings Bank ("BVFB"), and California Thrift and Loan, a California industrial loan company ("CTL"). All significant intercompany balances and transactions have been eliminated in consolidation.

       The information provided by these interim statements reflects all adjustments which are, in the opinion of Management, necessary for a fair presentation of the Company's financial condition as of September 30, 1996 and December 31, 1995, the results of its operations for the three and nine months ended September 30, 1996 and 1995 and the cash flows for the nine months ended September 30, 1996 and 1995. Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. As necessary, reclassifications have been made to prior period amounts to conform to current period presentation. These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all the necessary information and footnotes for a presentation in conformity with generally accepted accounting principles.

   The information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of these interim financial statements have read or have access to the Company's 1995 Annual Report on Form 10-K (as amended), which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition as of December 31, 1995 and 1994 and Results of Operations for the years ended December 31, 1995, 1994 and 1993. Therefore, only certain changes in financial condition and results of operations are discussed in this Form 10-Q. Furthermore, the interim financial results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

NOTE 2 - ACQUISITION OF CTL CREDIT, INC.

   On June 14, 1996, the Company acquired CTL Credit, Inc. ("CTL Credit"), a Delaware corporation and the holding company of CTL for total cash consideration of approximately $62 million. The acquisition has been accounted for as a purchase effective June 1, 1996 and the operating results of the acquired entity are included in the Company's consolidated results of operations from the effective date of the acquisition. See Part 1. Item 2., "Management's
Discussion and Analysis of the Financial Condition and Results of Operations" for additional discussion of CTL Credit acquisition purchase accounting valuation.

NOTE 3 - EARNINGS (LOSS) PER SHARE

   The earnings (loss) per share computation for the three and nine months ended September 30, 1996 and 1995 was determined by dividing net income (loss) by the weighted average number of common shares outstanding for the given period. The average shares outstanding include common stock equivalents, principally certain outstanding stock options.

   The average number of shares outstanding (including common stock equivalents) for the three months ended September 30, 1996 and 1995 were 6,939,172 shares and 7,434,905 shares, respectively, and for the nine months ended September 30, 1996 and 1995 were 7,005,621 shares and 7,334,053 shares, respectively. The Company's fully diluted earnings per share does not differ materially from its primary earnings per share, therefore it has not been separately reported.

NOTE 4 - COMMON STOCK

       At September 30, 1996 and December 31, 1995, the Company had 6,640,242 and 7,101,590 shares of common stock issued and outstanding, respectively. The Company repurchased 245,000 shares of its common stock during the third quarter of 1996 which completed its previously announced intention to repurchase a total of 800,000 shares of common stock. The 800,000 shares were repurchased at an average cost of $31.97 per share.

   STOCK OPTIONS

       The Company has adopted the "Amended and Restated 1986 Stock Option and Incentive Plan" and the "1995 Stock Option and Incentive Plan", which authorize the issuance of up to 879,715 and 500,000 shares of common stock, respectively. The Company also has adopted the "Non-Employee Director Stock Option Plan", which authorizes the issuance of up to 275,000 shares of common stock. The stock option plans were approved by the Company's shareholders.

       The following table summarizes the stock options available for grant as of September 30, 1996.

                                                            NON-EMPLOYEE
                                     1986        1995         DIRECTOR
                                    STOCK        STOCK          STOCK
                                    OPTION       OPTION         OPTION
                                     PLAN         PLAN           PLAN          TOTAL
                                  ----------   ---------    ------------   -----------
Shares reserved for issuance         879,715     500,000         275,000     1,654,715
Granted                           (1,024,408)   (295,500)       (228,000)   (1,547,908)
Canceled                             145,037      10,000          10,000       165,037
Expired                                 (344)          -               -          (344)
                                  ----------   ---------     -----------   -----------
Total available for grant                  0     214,500          57,000       271,500
                                  ==========   =========     ===========   ===========

       At September 30, 1996, the Company had outstanding non-qualified options for all three plans with expiration dates from 1997 to 2006, as follows:

                                                          EXERCISE      AVERAGE
                                         NUMBER OF          PRICE       EXERCISE
                                       OPTION SHARES        RANGE        PRICE
                                       -------------    -------------   --------
Outstanding at December 31, 1995             488,547    $13.94-$26.63     $21.02
Granted                                      206,500     26.94- 34.00      31.87
Exercised                                    (66,709)    13.94- 25.00      18.73
Canceled                                     (22,000)    25.00- 25.63      25.57
                                       -------------    -------------   --------
Outstanding at September 30, 1996            606,338    $14.56-$34.00     $24.80
                                       =============    =============   ========

NOTE 5 - DIVIDEND DECLARATION

       The Company declared a quarterly dividend on September 26, 1996 of $.15 per share, payable October 25, 1996 to shareholders of record as of October 11, 1996. The dividend, totaling approximately $1.0 million, was accrued as of September 30, 1996 and is reflected in "other liabilities" and as a reduction of retained earnings in the accompanying Consolidated Statement of Financial Condition.

 NOTE 6 - SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)


                         BAY VIEW CAPITAL CORPORATION
                CONSOLIDATING STATEMENT OF FINANCIAL CONDITION

                                                                                 SEPTEMBER 30, 1996
                                                        -------------------------------------------------------------------
                                                                                   PARENT
(DOLLARS IN THOUSANDS)                                     BVFB          CTL       COMPANY*    ELIMINATIONS    CONSOLIDATED
                                                        ----------     --------    --------    ------------    ------------
ASSETS
Cash and cash equivalents                               $   77,258     $  1,217    $  1,871     $  (1,633)      $   78,713
Loans available-for-sale                                     5,641      357,665                                    363,306
Securities available-for-sale
   Mortgage-backed securities                              112,769                                                 112,769
   Investment securities                                                              1,015                          1,015
Securities held-to-maturity
   Mortgage-backed securities                              514,600                                                 514,600
   Investment securities                                    15,005       17,615         200                         32,820
Loan receivables held-for-investment, net                2,059,810      148,466                                  2,208,276
Investment in stock of the Federal Home
 Loan Bank of San Francisco                                 43,146        1,912                                     45,058
Real estate owned                                            5,741        2,756                                      8,497
Premises and equipment                                       6,206        3,104                                      9,310
Investment in subsidiaries                                                          241,130      (241,130)               0
Core deposit premiums                                        4,238                                                   4,238
Goodwill                                                                  6,636                                      6,636
Other assets                                                36,794        3,640       3,137          (634)          42,937
                                                        ----------     --------    --------     ---------       ----------
    Total Assets                                        $2,881,208     $543,011    $247,353     $(243,397)      $3,428,175
                                                        ==========     ========    ========     =========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposits                                       $1,633,914     $462,173                 $  (1,633)      $2,094,454
Advances from the Federal Home Loan
 Bank of San Francisco                                     829,056                                                 829,056
Securities sold under agreements to repurchase             192,632                                                 192,632
Senior Debentures                                                                  $ 50,000                         50,000
Other borrowings                                            19,486                                (12,226)           7,260
Other liabilities                                           41,747       17,134       2,820          (623)          61,078
                                                        ----------     --------    --------     ---------       ----------
    Total Liabilities                                    2,716,835      479,307      52,820       (14,482)       3,234,480
Stockholders' equity
   Common stock                                                               1          66            (1)              66
   Additional paid-in capital                               74,186       61,818     100,990      (137,005)          99,989
   Retained earnings (substantially restricted)             97,492        1,885      93,477       (91,909)         100,945
   Unrealized loss on securities
    available-for-sale (net of tax)                         (2,667)                                                 (2,667)
   Debt of Employee Stock Ownership Plan                    (4,638)                                                 (4,638)
                                                        ----------     --------    --------     ---------       ----------
    Total Stockholders' Equity                             164,373       63,704     194,533      (228,915)         193,695
                                                        ----------     --------    --------     ----------      ----------
    Total Liabilities and Stockholders' Equity          $2,881,208     $543,011    $247,353     $(243,397)      $3,428,175
                                                        ==========     ========    ========     =========       ==========


* Includes Regent Financial Corporation, a wholly owned subsidiary of the Company, which is immaterial for separate financial statement disclosure.

NOTE 6 (CON'T) - SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

                         BAY VIEW CAPITAL CORPORATION
                     CONSOLIDATING STATEMENT OF OPERATIONS

--------------------------------------------------------------------------------------------------------------------
                                                      FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1996
                                         ---------------------------------------------------------------------------
                                                                      PARENT
(DOLLARS IN THOUSANDS)                      BVFB         CTL          COMPANY        ELIMINATIONS       CONSOLIDATED
                                         ---------     --------      ----------      ------------       ------------
Interest Income:
   Interest on loans receivable           $120,893      $18,274                                            $139,167
   Interest on mortgage-backed
     securities                             32,257                                                           32,257
   Interest on dividends on
    investments                              4,681          368         $1,380           $(1,321)             5,108
                                          --------      -------         ------           -------           --------
                                           157,831       18,642          1,380            (1,321)           176,532
Interest Expense:
   Interest on customer deposits            65,656        9,056                                              74,712
   Interest on Senior Debentures                                         1,520                                1,520
   Interest on borrowings                   43,639           51                           (1,320)            42,370
                                          --------      -------         ------           -------           --------
                                           109,295        9,107          1,520            (1,320)           118,602

Net interest income:                        48,536        9,535           (140)               (1)            57,930
Provisions for losses on loans               1,400          451                                               1,851
                                          --------      -------         ------           -------           --------
Net interest income after
 provision for losses                       47,136        9,084           (140)               (1)            56,079

Noninterest Income:
   Loan fees and charges                     2,891          696                                               3,587
   Loss on securities                         (262)                                                            (262)
   Rental income from premises                 531            8                                                 539
   Equity in earnings of
     subsidiaries                                                        6,612            (6,612)
   Other, net                                3,299           83                              (13)             3,369
                                          --------      -------         ------           -------           --------
                                             6,459          787          6,612            (6,625)             7,233

Noninterest Expense
   General and
    administrative expenses                 37,014        6,028            777               (13)            43,806
   SAIF recapitalization
    assessment                              11,750                                                           11,750
   Real estate owned
    operations, net                         (4,863)          55                                              (4,808)
   Recovery of losses on real estate          (100)                                                            (100)
   Amortization and write-down
    of intangible assets                     1,596          332                                               1,928
                                          --------      -------         ------           -------           --------
                                            45,397        6,415            777               (13)            52,576

Income before income tax
 expense                                     8,198        3,456          5,695            (6,613)            10,736
Income tax expense (benefit)                 3,470        1,571           (406)                               4,635
                                          --------      -------         ------           -------           --------
Net income                                $  4,728      $ 1,885         $6,101           $(6,613)          $  6,101
                                          ========      =======         ======           =======           ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS
--------------

                                    GENERAL

     Bay View Capital Corporation (the "Company" or "BVCC"), a Delaware corporation, is the parent holding company of Bay View Federal Bank ("BVFB") and California Thrift and Loan ("CTL").

STRATEGIC OVERVIEW

     Mission Statement
     -----------------

     The primary objectives of the Company can be summarized as follows:

     1. To build a diversified financial services company by acquiring or investing in and creating niche lending companies that originate high yielding assets.

     2. To enhance shareholder value by maximizing per share market value.

     Capital Strategy
     ----------------

     In order to achieve the Company's objectives, the Company's capital strategy encompasses the following strategies:

     1. To de-emphasize less profitable elements of the Company's subsidiaries.

     2. To return the capital of subsidiaries in excess of the regulatory "well capitalized" requirement to the Company.

     3. To redeploy excess capital to generate a more profitable, risk-based return or repurchase shares.

     4. To increase the velocity of capital utilization.


FORWARD LOOKING STATEMENTS

   When used in this Form 10-Q or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

   The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

       The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

BAY VIEW FEDERAL BANK STRATEGIES

   Bay View Federal Bank has 26 branches serving primarily the San Francisco Bay Area. Its principal business consists of attracting deposits from the general public and using those deposits, together with borrowings, to originate loans secured by real estate. Historically, BVFB's performance has been negatively impacted by weak retail asset origination (primarily COFI-based, commodity oriented mortgage products), high general and administrative expenses and also unfavorable interest rate risk exposures. In addition, BVFB had purchased mortgage-backed securities ("MBS") when high quality loan production was not available.

   In 1996, Management redirected BVFB's strategic focus to concentrate on enhancing the deposit franchise and (beginning in late 1995) the restructuring of the wholesale (MBS/borrowings) portion of the balance sheet. As a result, transaction accounts as a percentage of total deposits increased to 28% at September 30, 1996 from approximately 20% at year-end 1995. In addition, BVFB prepaid a significant portion of its high cost borrowings and also sold certain mortgage-backed securities from its available-for-sale portfolio to mitigate its interest rate risk exposure. At September 30, 1996, BVFB had entered into interest rate swaps with notional amounts of $421 million which provide interest rate risk protection by matching the floating interest rate risk of its balance sheet. As a result, interest rate risk sensitivity estimated by Management (as measured by the change in the net portfolio value of equity as a percentage of the present value of assets from an immediate 200 basis point change in interest rates) was approximately .93% at the end of third quarter 1996 compared to approximately 0.79% at December 31, 1995 and 3.02% at December 31, 1994.


CALIFORNIA THRIFT AND LOAN STRATEGIES

   CTL is a California industrial loan company which underwrites and purchases primarily high quality, high yielding auto loans and has successfully carved out a niche in the increasingly competitive auto finance industry. It is currently headquartered in Santa Barbara, California and operates 19 offices throughout California and the western United States.

   Management's focus at CTL is to capture asset values and increase the velocity of capital utilization. In order to achieve this objective, Management intends to sell the indirect equipment lease portfolio, securitize its auto loan portfolio by late 1996 or early 1997 and transform CTL into a consumer finance company. The sale and/or securitization of these assets will allow the Company to recover a large portion of its invested capital. The future production of auto loans is anticipated to be securitized on a quarterly basis.


CAPITAL REDEPLOYMENT

   Management estimates that capital of $48 million associated with the sale and securitization of CTL's assets, as discussed above, would be returned to the Company for redeployment. This capital, combined with excess capital available at BVFB and excess cash at the Company would be redeployed to either aggressively pursue acquisitions of accretive asset origination capabilities, repurchase additional shares of the Company's common stock or enhance/expand the BVFB deposit franchise valuation.


                             RESULTS OF OPERATIONS

   The Company's net loss for the three months ended September 30, 1996 was $2.1 million, or $.30 per share, which includes a one-time special assessment charge of $6.7 million (after tax) or $.97 per share relating to recent legislation to recapitalize the Savings Association Insurance Fund (SAIF). This compares with net income of $2.3 million, or $.31 per share, for the third quarter of 1995. Net income for the nine months ended September 30, 1996 was $6.1 million or $0.86 per share (which includes the SAIF special assessment charge of

$6.7 million after tax or $0.97 per share) compared with $4.0 million or $.54 per share for the same period in 1995. The increase in earnings (excluding the SAIF special assessment) was primarily due to improvements in the Company's net interest margin, which has continued to expand during the nine months ended September 30, 1996.

   Net income for the first nine months of 1996 includes certain items that warrant special mention. The impact of these items on operating results for the three and nine months ended September 30, 1996 was approximately $(72,000) and $52,000, respectively. A summary of the items by quarter is as follows:

Third Quarter 1996 (pretax)
---------------------------

The following special mention items benefited net income during the period:

- $3.2 million gain from the sale of and income received from certain real estate owned properties.
- $1.4 million of enhanced profitability resulting from revised purchase accounting valuations associated with the CTL assets being held-for-sale

The following special mention items reduced net income during the period:

- $2.0 million accrual for termination of data processing contracts and an additional write-down for computer hardware relating to the Company's long-term information services technology agreement with BISYS Group, Inc.
- $1.3 million loss accrual for lease obligations in excess of related sublease rentals resulting from unfavorable lease agreement terms.
-  $1.2 million expense accrual for long-term incentive plan awards.
- $210,000 accrual for downsizing loan operations and relocation of administrative functions.

The following is a summary of the special mention items for the two previous quarters:

Second Quarter 1996 (pretax)
----------------------------

- $770,000 gain from the sale of and income received from certain real estate owned properties.
- $500,000 additional write-down due to the sale of the corporate office complex which closed in the third quarter of 1996. The Company had initially provided a write-down of $7.1 million on this property.
- $425,000 write-down related to certain computer hardware and software. The computer related write-down was directly related to the Company's decision to enter into a long-term information services technology agreement with BISYS Group, Inc.

First Quarter 1996 (pretax)
---------------------------

- $800,000 gain from the sale of and income received from certain real estate owned properties.
- $350,000 write-off of core deposit intangibles and fixed assets due to a branch closure.
- $260,000 loss resulting from the sale of approximately $24 million of mortgage-backed securities from the available-for-sale portfolio.


ACQUISITION OF CTL CREDIT, INC.

   On June 14, 1996, the Company acquired CTL Credit, a Delaware corporation and the holding company for CTL. In connection with the acquisition, CTL Credit was liquidated, with its assets transferred to and liabilities assumed by the Company, and CTL became a stand-alone subsidiary of the Company and a sister bank to BVFB.

   The Company acquired all of the outstanding common stock of CTL Credit for $18.00 per share, or total cash consideration of approximately $62 million, which was funded with existing cash and borrowings. During May 1996, the Company issued $50 million in Senior Debentures yielding 8.42% (all-in cost was 8.91% annualized) and $26 million of the proceeds were used to finance the CTL Credit acquisition. The residual proceeds of the debt offering will be utilized for future accretive acquisitions or other business purposes deemed to enhance shareholder value, such as the repurchase of the Company's common stock, if warranted (see "Redeployment of Excess Capital" below).

   The CTL Credit acquisition has been accounted for as a purchase effective June 1, 1996. Under the purchase accounting method, the purchase price is allocated to assets acquired and liabilities assumed based on their estimated fair values at the time of consummation of the transaction. Based on initial estimates performed in association with the June 30, 1996 interim financial statements, aggregate costs exceeded the estimated fair value of net assets acquired (i.e., goodwill) by $18.4 million. Subsequent market data and analysis has determined that the realizable value of the acquired assets is higher than the initial estimates, specifically the value attributable to certain assets positioned for securitization or sale. Given the revised estimates, goodwill has been adjusted to $7.0 million and is being amortized on a straight-line basis over a period of seven years.

   The following table summarizes the revised purchase accounting valuation and related adjustments as compared to the initial estimates performed for the June 30, 1996 interim financial statements. The revised purchase price allocations are based on estimates of the fair value of the net assets acquired given available information and may be subject to further adjustment in accordance with the guidelines established under Accounting Principles Board Opinion No. 16 "Business Combinations".

                                                                     REVISED PURCHASE ACCOUNTING
                                                                              ALLOCATION
                                                               ---------------------------------------
                                                                  INITIAL                    REVISED
(DOLLARS IN MILLIONS)                                            ESTIMATE    ADJUSTMENTS     ESTIMATE
                                                               ------------ -------------  -----------
Cash paid                                                          $   62.2             -     $   62.2
Cash and cash equivalents acquired from  CTL                           (1.4)            -         (1.4)
Acquisition costs                                                       0.4       $   0.6          1.0
                                                               ------------  ------------   ----------
     Total purchase price                                              61.2           0.6         61.8

Liabilities assumed
   Deposits                                                           456.9                      456.9
   Debt                                                                 6.3                        6.3
   Deferred tax                                                        (1.5)          8.5          7.0
   Other liabilities                                                    6.8           0.1          6.9
                                                               ------------  ------------   ----------
       Total purchase price and assumed liabilities                   529.7           9.2        538.9

Less fair value of acquired assets
   Cash and cash equivalents                                            0.3                        0.3
   Securities                                                          17.5                       17.5
   Receivables and contracts                                          481.5          20.8        502.3
   Fixed assets                                                         3.2           0.3          3.5
   Real estate owned                                                    2.2          (0.4)         1.8
   Other assets                                                         6.6          (0.1)         6.5
                                                               ------------  ------------   ----------
Cost in excess of fair value of net assets acquired                $   18.4       $ (11.4)    $    7.0
                                                               ============  ============   ==========

SIGNIFICANT PURCHASE PRICE ALLOCATION ASSUMPTIONS

   The significant assumptions utilized in association with the purchase accounting valuations as of the date of acquisition are as follows:

A. The estimated fair value of loans held for investment was determined by discounting the applicable cash flows at the market rate as of the effective date of the acquisition. The market rate represents the corresponding yield that a willing buyer would receive as a result of the sale of similar loans issued to borrowers of similar credit risk. The applicable cash flows represent the projected loan payments, net of estimated prepayments based on historical experience and published data for similar loans.

     Fair values of loans held-for-sale are based on prices for similar loans in the secondary market. Management intends to securitize the auto loan portfolio during the fourth quarter of 1996 or early 1997. Future auto loans are anticipated to be securitized on a quarterly basis. To facilitate the realization of these values the Company entered into certain hedges in October 1996 designed to insulate these values from movements in interest rates. In addition, Management expects to sell CTL's indirect equipment leasing portfolio.

B. The adjustment to real estate owned represents a write-down based on an evaluation of the fair value less estimated costs to sell.

C. The adjustment to fixed assets represents a write-down relating to the pending sale of the building used as the corporate headquarters of CTL.

D. The adjustment to other liabilities represents reserves established for costs to be incurred from terminating lease obligations, data processing activities and CTL's employee automobile program. The adjustment also includes costs associated with termination and integration of certain employee functions.

E. No adjustment has been made for valuations associated with the deposit portfolio. It is likely that these liabilities will be sold to BVFB or retired at face value as selective assets are sold or securitized.

F. The adjustment related to deferred taxes represents the tax impact of all purchase accounting adjustments by applying enacted statutory taxes applicable to future years. This adjustment effectively represents the estimated future tax consequences associated with these purchase price valuations.


REDEPLOYMENT OF EXCESS CAPITAL

       Based on current valuations, Management intends to sell the CTL lease portfolio (approximately $65 million) as well as securitize and sell the auto loan portfolio (approximately $280 million). Management estimates that capital of $48 million associated with these assets would be returned to the Company for redeployment. This capital, combined with excess capital available at BVFB and excess cash at the Company will allow the Company to pursue a business strategy focused on redeploying and increasing the velocity of capital utilization.

     The sale and/or securitization of these assets will allow the Company to recover a large portion of its invested capital while positioning CTL to contribute to the Company's continued future earnings growth momentum through quarterly securitizations of future loan originations. Management expects to utilize this capital pool to pursue accretive acquisition opportunities. In the event Management is unable to identify meaningful accretive acquisition opportunities within the next 6-12 months, it is likely that these funds will be utilized to repurchase additional shares of the Company's common stock, if warranted.

NET INTEREST INCOME

     Net interest income for the third quarter of 1996 was $22.9 million compared to $13.7 million for the same period in 1995. The net interest margin for the third quarter of 1996 increased to 2.80% from 1.85% in the prior year period. Net interest income for the nine months ended September 30, 1996 was $57.9 million compared to $41.7 million for the same period in 1995. The net interest margin increased to 2.51% from 1.82% for the first nine months of 1996 and 1995, respectively.

The following table summarizes net interest income.

                                                  THREE MONTHS ENDED
                                     -------------------------------------------
                                      SEPTEMBER 30, 1996      SEPTEMBER 30, 1995
                                     --------------------    -------------------
                                        NET         NET        NET         NET
                                     INTEREST    INTEREST    INTEREST   INTEREST
(DOLLARS IN THOUSANDS)                INCOME      MARGIN      INCOME     MARGIN
                                     --------    --------    --------   --------
BVFB                                 $17,120       2.45%     $13,723      1.85%
CTL (beginning June 1, 1996)           6,854       5.65%           -         -
BVCC*                                 (1,096)       N/A           23       N/A
                                     -------                 -------
BVCC-Consolidated                    $22,878       2.80%     $13,746      1.85%
                                     =======                 =======

                                                  NINE MONTHS ENDED
                                     -------------------------------------------
                                      SEPTEMBER 30, 1996      SEPTEMBER 30, 1995
                                     --------------------    -------------------
                                        NET         NET        NET         NET
                                     INTEREST    INTEREST    INTEREST   INTEREST
(DOLLARS IN THOUSANDS)                INCOME      MARGIN      INCOME     MARGIN
                                     --------    --------    --------   --------
BVFB                                 $49,857       2.33%     $41,670      1.82%
CTL (beginning June 1, 1996)           9,535       5.61%           -         -
BVCC*                                 (1,462)       N/A           72       N/A
                                     -------                 -------
BVCC-Consolidated                    $57,930       2.51%     $41,742      1.82%
                                     =======                 =======

* Excludes intercompany transactions and consists primarily of interest expense on $50 million of 8.42% Senior Debentures (all-in cost 8.91% annualized) issued in May 1996; the proceeds of which were utilized to finance the acquisition of CTL and repurchase shares (approximately $15 million of these borrowings remain undeployed at September 30, 1996).

   The increase in the net interest margin for BVFB for the three and nine months ended September 30, 1996 as compared to the same periods in 1995 was due to an increase in yields on interest-earning assets combined with a decrease in cost of funds. The increase in yields on interest-earning assets for BVFB was primarily due to the repricing of a significant portion of loans indexed to the Cost of Funds Index ("COFI") and to a lesser extent, the one-year United States Treasury note. The decrease in cost of retail deposits was primarily due to favorable repricing of certificates of deposit and increase in transaction accounts which are at lower rates than certificates of deposit. Transaction accounts as a percentage of total deposits increased to 28% from approximately 20% at year-end 1995. The retail cost of deposits at September 30, 1996 was 4.66% as compared to COFI of 4.84%. Retail deposit costs at September 30, 1995 was 5.33%, as compared to COFI of 5.13%.

   The net interest margin for CTL (which includes purchase accounting adjustments) has remained relatively unchanged since the acquisition date.

AVERAGE BALANCE SHEET

   The following table sets forth certain information relating to the Company's consolidated statements of financial condition and reflects the average yields on interest-earning assets and average rates paid on interest-bearing liabilities for the periods indicated. Such yields and rates are derived by dividing interest income or expense by the average balances of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. Average balances of interest-earning assets and interest-bearing liabilities were derived from daily average balances for BVCC and BVFB. Average balances of interest-earning assets and interest-bearing liabilities for CTL were monthly averages. The yields for the periods indicated include the amortization of deferred loan origination fees, net of costs, which are considered adjustments to yield


                                                             AVERAGE BALANCES, YIELDS AND RATES PAID
                                          ---------------------------------------------------------------------------
                                                    THREE MONTHS ENDED                    THREE MONTHS ENDED
                                                    SEPTEMBER 30, 1996                    SEPTEMBER 30, 1995
                                          ---------------------------------------------------------------------------

                                             AVERAGE      ACTUAL      AVERAGE      AVERAGE      ACTUAL      AVERAGE
(DOLLARS IN THOUSANDS)                       BALANCE     INTEREST   YIELD/RATE     BALANCE     INTEREST    YIELD/RATE
                                          ------------  ----------  ----------   ------------ ----------  -----------
ASSETS
------
Interest-earning assets:

Loans receivable                           $ 2,567,126   $ 53,839        8.43%    $ 2,103,844   $ 40,249        7.59%
Mortgage-backed securities (2)                 639,918     10,294        6.43         762,324     12,715        6.67
Investments                                    125,868      1,895        5.96         102,920      1,517        5.85
                                          ------------  ---------   ----------   ------------  ---------   ----------
Total interest-earning assets                3,332,912   $ 66,028        7.95%      2,969,088   $ 54,481        7.29%
                                                        =========   ==========                 =========   ==========
Nonperforming assets                            31,204                                 48,829
Other assets                                    46,543                                 47,946
                                          ------------                          -------------
Total assets                               $ 3,410,659                            $ 3,065,863
                                          ============                          =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Interest-bearing liabilities:
  Customer deposits                        $ 2,141,809   $ 27,001        5.02%    $ 1,838,852   $ 24,652        5.32%
  Borrowings (1)                             1,026,745     16,149        6.27         979,276     16,083        6.51
                                          ------------  ---------   ----------   ------------  ---------   ----------
Total interest-bearing liabilities           3,168,554   $ 43,150        5.42%      2,818,128   $ 40,735        5.73%
                                                        =========   ==========                 =========   ==========
Other liabilities                               38,240                                 22,062
                                          ------------                           ------------
Total liabilities                            3,206,794                              2,840,190
Stockholders' equity                           203,865                                225,673
                                          ------------                           ------------
Total liabilities and stockholders'
 equity                                    $ 3,410,659                            $ 3,065,863
                                          ============                           ============

Net interest income/net interest spread                  $ 22,878        2.53%                  $ 13,746        1.56%
                                                        =========   ==========                 =========   ==========
Net earning assets                         $   164,358                            $   150,960
                                          ============                           ============
Net interest margin including
 nonperforming assets                                                    2.77%                                  1.82%
                                                                    ==========                             ==========
Net interest margin excluding
 nonperforming assets                                                    2.80%                                  1.85%
                                                                    ==========                             ==========

(1) Interest expense for borrowings includes interest expense on interest rate swaps of $808,000 and $1,000 for the three months ended September 30, 1996 and 1995, respectively.
(2) Average balances for mortgage-backed securities available-for-sale are based on historical amortized cost balances.


                                                              AVERAGE BALANCES, YIELDS AND RATES PAID
                                         -------------------------------------------------------------------------------
                                                      NINE MONTHS ENDED                      NINE MONTHS ENDED
                                                     SEPTEMBER 30, 1996                      SEPTEMBER 30, 1995
                                         ---------------------------------------    -------------------------------------
                                            AVERAGE        ACTUAL      AVERAGE        AVERAGE       ACTUAL       AVERAGE
(DOLLARS IN THOUSANDS)                      BALANCE       INTEREST    YIELD/RATE      BALANCE      INTEREST    YIELD/RATE
                                         -------------   -----------  ----------    ------------  ----------   ----------
ASSETS
------
Interest-earning assets:
  Loans receivable                        $  2,285,289    $  139,167       8.12%    $ 2,078,863    $ 115,055        7.38%
  Mortgage-backed securities (2)               670,288        32,257       6.42         834,945       42,323        6.76
  Investments                                  116,648         5,108       5.84         114,602        4,849        5.62
                                         -------------   -----------    -------    ------------   ----------      ------
Total interest-earning assets                3,072,225    $  176,532       7.66%      3,028,410    $ 162,227        7.14%
                                                         ===========    =======                   ==========      ======
Nonperforming assets                            33,529                                   51,841
Other assets                                    50,191                                   46,339
                                         -------------                             ------------
Total assets                              $  3,155,945                              $ 3,126,590
                                         =============                             ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Interest-bearing liabilities:
  Customer deposits                        $ 1,955,984    $  74,712        5.10%    $ 1,798,029    $  69,018        5.13%
  Borrowings (1)                               950,878       43,890        6.16       1,084,993       51,467        6.34
                                         -------------   ----------     -------    ------------   ----------      ------
Total interest-bearing liabilities           2,906,862    $ 118,602        5.45%      2,883,022    $ 120,485        5.59%
                                                         ==========     =======                   ==========      ======
Other liabilities                               44,079                                   20,678
                                         -------------                             ------------
Total liabilities                            2,950,941                                2,903,700
Stockholders' equity                           205,004                                  222,890
                                         -------------                             ------------
Total liabilities and stockholders'
 equity                                    $ 3,155,945                              $ 3,126,590
                                         =============                             ============

Net interest income/net interest spread                   $  57,930        2.21%                   $  41,742        1.55%
                                                         ==========     =======                   ==========      ======
Net earning assets                         $   165,363                              $   145,388
                                         =============                             ============

Net interest margin including
 nonperforming assets                                                      2.48%                                    1.79%
                                                                        =======                                   ======

Net interest margin excluding
 nonperforming assets                                                      2.51%                                    1.82%
                                                                        =======                                   ======

(1) Interest expense for borrowings includes interest expense on interest rate swaps of $1.8 million and $1,000 for the nine months ended September 30, 1996 and 1995, respectively.
(2) Average balances for mortgage-backed securities available-for-sale are based on historical amortized cost balances.

INTEREST INCOME

INTEREST INCOME ON LOANS RECEIVABLE

   Interest income on loans was $53.8 million as compared to $40.2 million for the third quarters of 1996 and 1995, respectively. Interest income on loans for the nine months ended September 30, 1996 and 1995 was $139.2 million and $115.1 million, respectively. The following table is a summary of interest income on loans (including CTL beginning June 1, 1996).

                                             THREE MONTHS ENDED
                                  ----------------------------------------
                                  SEPTEMBER 30, 1996    SEPTEMBER 30, 1995
                                  ------------------    ------------------
(DOLLARS IN THOUSANDS)            AMOUNTS     YIELDS    AMOUNTS     YIELDS
                                  -------     ------    -------     ------
BVFB                             $ 40,389       7.78%  $ 40,249       7.59%
CTL (beginning June 1, 1996)       13,450      11.15         -          -
                                   ------     ------   --------       ----
BVCC - Consolidated              $ 53,839       8.43%  $ 40,249       7.59%
                                 ========      =====   ========       ====

[CAPTION]

                                             NINE MONTHS ENDED
                                 -----------------------------------------
                                 SEPTEMBER 30, 1996     SEPTEMBER 30, 1995
                                 ------------------     ------------------
(DOLLARS IN THOUSANDS)           AMOUNTS     YIELDS     AMOUNTS     YIELDS
                                 -------     ------     -------     ------
BVFB                            $120,893       7.80%   $115,055       7.38%
CTL (beginning June 1, 1996)      18,274      11.16          -          -
                                --------      -----    --------       ----
BVCC - Consolidated             $139,167       8.12%   $115,055       7.38%
                                ========      =====    ========       ====

   The increase in yields on loans for BVFB was primarily due to the repricing of a significant portion of loans indexed to the Cost of Funds Index ("COFI") and to a lesser extent, the one-year Treasury note. The average COFI for the nine months ended September 30, 1996 and 1995, which impacted BVFB's adjustable rate mortgages, was 4.99% and 4.67%, respectively, an increase of 32 basis points.

   The interest income on loans for CTL primarily relates to interest income on auto loans, real estate loans and indirect equipment leases. The interest income on loans for CTL includes the amortization of purchase accounting valuation adjustments for loans held-for-investment. The yields on loans for CTL remained essentially the same since acquisition date.


INTEREST INCOME ON MORTGAGE-BACKED SECURITIES

     Interest income on mortgage-backed securities ("MBS") was $10.3 million as compared to $12.7 million for the third quarters of 1996 and 1995, respectively. Interest income on MBS for the nine months ended September 30, 1996 and 1995 was $32.3 million and $42.3 million, respectively. All the interest income on MBS was related to BVFB only. The decrease in interest income on MBS was primarily attributable to lower average balances resulting from principal amortization and sale of mortgage-backed securities available for sale in 1995 and the first quarter of 1996. The sale of MBS in 1996 was due to Management's strategic focus on restructuring the wholesale balance sheet. There were no MBS purchases in 1996.

INTEREST AND DIVIDENDS ON INVESTMENTS

     Interest and dividend income from the Company's investment portfolio was essentially the same at $1.9 million as compared to $1.5 million for the third quarters of 1996 and 1995, respectively. Interest income for the nine months ended September 30, 1996 and 1995 was $5.1 million and $4.8 million, respectively. The interest and dividend income from CTL was $368,000 for the period since acquisition date.


INTEREST EXPENSE

INTEREST EXPENSE ON CUSTOMER DEPOSITS

   Interest expense on customer deposits increased to $27.0 million in the third quarter of 1996 from $24.7 million in the third quarter of 1995. Interest expense for the nine months ended September 30, 1996 and 1995 was $74.8 million and $69.0 million, respectively.

   The following table summarizes interest expense on deposits (including CTL beginning June 1, 1996).

                                            THREE MONTHS ENDED
                                  ---------------------------------------
                                  SEPTEMBER 30, 1996   SEPTEMBER 30, 1995
                                  ------------------   ------------------
(DOLLARS IN THOUSANDS)            AMOUNTS     YIELDS   AMOUNTS     YIELDS
                                  -------     ------   -------     ------
BVFB                              $20,151      4.77%   $24,652      5.32%
CTL (beginning June 1, 1996)        6,850      5.92         -         -
                                  -------      ----    -------      ----
BVCC - Consolidated               $27,001      5.02%   $24,652      5.32%
                                  =======      ====    =======      ====

                                              NINE MONTHS ENDED
                                  ---------------------------------------
                                  SEPTEMBER 30, 1966   SEPTEMBER 30, 1966
                                  ------------------   ------------------
(DOLLARS IN THOUSANDS)            AMOUNTS     YIELDS   AMOUNTS     YIELDS
                                  -------     ------   -------     ------
BVFB                              $65,656      5.01%   $69,018      5.13%
CTL (beginning June 1, 1996)        9,056      5.92         -         -
                                  -------      ----    -------      ----
BVCC - Consolidated               $74,712      5.10%   $69,018      5.13%
                                  =======      ====    =======      ====

     The decrease in cost of retail deposits for BVFB was primarily due to favorable repricing of certificates of deposit and an increase in transaction accounts which are at lower rates than certificates of deposit. Transaction accounts as a percentage of total deposits increased to approximately 28% from approximately 20% at year-end 1995. The retail cost of deposits at September 30, 1996 was 4.66% as compared to COFI of 4.84%. Retail deposit costs at September 30, 1995 was 5.33% as compared to COFI of 5.13% for the same period.

    The following table summarizes the cost of retail deposits for BVFB versus COFI.


    (DOLLARS IN THOUSANDS)         SEPTEMBER 30, 1996         SEPTEMBER 30, 1995
                                   ------------------         ------------------
Cost of retail deposits                    4.66 %                   5.33%
COFI                                       4.84 %                   5.13%
                                          -----                     ----
Spread above / (below) COFI               (0.18)%                   0.20%
                                          =====                     ====

    The cost of deposits for CTL remained essentially unchanged since the acquisition date.


INTEREST EXPENSE ON BORROWINGS

    Interest expense on borrowings was essentially the same at $16.1 million for the third quarters of 1996 and 1995, respectively. Interest expense for the first nine months of 1996 and 1995 was $43.9 million and $51.5 million, respectively. The following table summarizes the interest expense on borrowings (including CTL beginning June 1, 1996).


                                                    THREE MONTHS ENDED
                                           ---------------------------------------
                                           SEPTEMBER 30, 1996   SEPTEMBER 30, 1995
                                           ------------------   ------------------
(DOLLARS IN THOUSANDS)                     AMOUNT       RATE    AMOUNT       RATE
                                           -------      ----    -------      ----
BVFB                                       $14,998      6.14%   $16,083      6.51%
CTL (beginning June 1, 1996)                    37      6.71        ---
BVCC (Senior Debentures only)                1,114      8.91        ---
                                           -------      ----    -------      ----
BVCC - Consolidated                        $16,149      6.27%   $16,083      6.51%
                                           =======      ====    =======      ====


                                                     NINE MONTHS ENDED
                                           ----------------------------------------
                                           SEPTEMBER 30, 1996    SEPTEMBER 30, 1995
                                           ------------------    ------------------
(DOLLARS IN THOUSANDS)                     AMOUNT       RATE     AMOUNT       RATE
                                           -------      ----     -------      ----
BVFB                                       $42,319      6.09%    $51,467      6.34%
CTL (beginning June 1, 1996)                    51      6.23         ---         -
BVCC (Senior Debentures only)                1,520      8.91         ---         -
                                           -------      ----     -------      ----
BVCC - Consolidated                        $43,890      6.16%    $51,467      6.34%
                                           =======      ====     =======      ====


    The decrease in interest expense on borrowings for BVFB was primarily due to lower average balances arising from lower borrowing requirements consistent with the level of interest-earning assets maintained. Also, in the fourth quarter of 1995 and first quarter of 1996, the Company prepaid $190 million of high cost borrowings and replaced them with short-term lower cost borrowings. In conjunction with the prepayment of these borrowings, the Company entered into interest rate swap agreements to provide interest rate risk protection for the short-term lower cost borrowings by matching the floating interest rate characteristics and lengthening their maturities. The lower average balances in 1996 are consistent with Management's strategy to de-emphasize the wholesale balance sheet and enhance the retail deposit franchise.

    The interest expense on borrowings for CTL was not significant.

CHANGES IN RATE AND VOLUME

     The following table sets forth the changes in net interest income due to changes in the rate and volume of the Company's interest-earning assets and interest-bearing liabilities for the three and nine months ended September 30, 1996 compared with the same periods in 1995. The rate and volume variances for the three and nine months ended September 30, 1996 include the impact of CTL beginning June 1, 1996. Rate and volume changes are calculated excluding nonperforming assets. Changes in rate and volume (changes in weighted average interest rate multiplied by average portfolio balance), which cannot be segregated, have been allocated proportionately between the change in rate and the change in volume.

                                                                      SEPTEMBER 30, 1996
                                              --------------------------------------------------------------
                                                 THREE MONTH VARIANCE               NINE MONTH VARIANCE
                                              --------------------------      -------------------------------
(DOLLARS IN THOUSANDS)                        RATE      VOLUME     TOTAL       RATE       VOLUME       TOTAL
                                              ----      ------     -----      -----       ------       -----
                                                                 INCREASE     (DECREASE)
Income from interest-earning assets:
  Loans receivable                         $ 4,133     $ 9,457    $13,590     $12,117     $11,995    $ 24,112
  Mortgage-backed securities                  (439)     (1,982)    (2,421)     (2,056)     (8,010)    (10,066)
  Investment securities and other               33         345        378         171          88         259
                                           -------     -------    -------     -------     -------    --------
                                             3,727       7,820     11,547      10,232       4,073      14,305
Expense on interest-bearing liabilities:
  Customer deposits                         (1,535)      3,884      2,349        (341)      6,035       5,694
  Borrowings                                  (696)        762         66      (1,340)     (6,237)     (7,577)
                                           -------     -------    -------     -------     -------    --------
                                            (2,231)      4,646      2,415      (1,681)       (202)     (1,883)

  Net interest incom                       $ 5,958     $ 3,174    $ 9,132     $11,913     $ 4,275    $ 16,188
                                           =======     =======    =======     =======     =======    ========

PROVISION FOR LOSSES ON LOANS

     The provision for losses on loans was $433,000 in the third quarter of 1996 and $900,000 for the same period in 1995. The provision for losses on loans for the nine months ended September 30, 1996 and 1995 was $1.9 million and $2.7 million, respectively. See the Allowance for Losses on Loans section below for a more detailed discussion of the provision for losses

NONINTEREST INCOME

     Noninterest income was $2.9 million for the third quarter of 1996 compared to $2.1 million for the third quarter of 1995. Noninterest income for the nine months ended September 30, 1996 and 1995 was $7.2 million and $4.5 million, respectively, and included losses on sale of securities of $262,000 and $2.2 million for the respective periods. Excluding the loss on sale of securities and noninterest income related to CTL, noninterest income for the first nine months of 1996 and 1995 did not have any significant changes.


                                THREE MONTHS ENDED       NINE MONTHS ENDED
                                    SEPTEMBER 30,          SEPTEMBER 30,
                               --------------------     -------------------
(DOLLARS IN THOUSANDS)           1996       1995         1996       1995
                                 ----       ----         ----       ----
BVFB                            $2,330     $2,097      $6,446     $4,490
CTL (beginning June 1, 1996)       572         -          787         -
                                ------     ------      ------     ------
BVCC - Consolidated             $2,902     $2,097      $7,233     $4,490
                                ======     ======      ======     ======

NONINTEREST EXPENSE

GENERAL AND ADMINISTRATIVE EXPENSES

   General and administrative expenses for the third quarters of 1996 and 1995 were $19.8 million and $10.8 million, respectively. General and administrative expenses for the nine months ended September 30, 1996 and 1995 were $43.8 million and $36.0 million, respectively. The higher general and administrative expenses in 1996 versus 1995 were primarily due to the following special mention items discussed elsewhere herein.

   Third Quarter 1996
      - $2.0 million accrual for termination of data processing contracts and an additional write-down for computer hardware relating to the Company's long-term information services technology agreement with BISYS Group, Inc.
      - $1.3 million loss accrual for lease obligations in excess of related sublease rentals resulting from unfavorable lease agreement terms.
      -  $1.2 million expense accrual for long-term incentive plan awards.
      - $210,000 accrual for downsizing loan operations and relocation of administrative functions.

   Second Quarter 1996
      - $500,000 additional write-down due to the sale of the corporate office complex which closed in the third quarter of 1996. The Company had initially provided a write-down of $7.1 million on this property.
      -  $425,000 write-down related to certain computer hardware and software.
         The computer related write-down was directly related to the Company's decision to enter into a long-term information services technology agreement with BISYS Group, Inc.

   First Quarter 1996
      -  None

   The general and administrative expenses in 1995 included a charge of $1.9 million relating to work force reductions and other costs related to downsizing the Company's operations.

   The following table summarizes general and administrative expenses (including CTL beginning June 1, 1996).

                                  THREE MONTHS ENDED     NINE MONTHS ENDED
                                     SEPTEMBER 30,         SEPTEMBER 30,
                                  -------------------   -------------------
(DOLLARS IN THOUSANDS)              1996       1995       1996       1995
                                  --------   --------   --------   --------

BVFB                               $15,049    $10,639    $37,001    $35,487
CTL (beginning June 1, 1996)         4,401                 6,028
Parent company                         388        121        777        472
                                   -------    -------    -------    -------
BVCC - Consolidated                $19,838    $10,760    $43,806    $35,959
                                   =======    =======    =======    =======

     The following table of general and administrative expenses and efficiency ratios excludes special mention items.

                                              THREE MONTHS ENDED
                                   ----------------------------------------
                                   SEPTEMBER 30, 1996    SEPTEMBER 30, 1995
                                   ------------------    ------------------
(DOLLARS IN THOUSANDS)               G&A         %         G&A         %
                                   -------     ------    -------     ------
    BVFB                           $10,340     53.90%    $10,639     67.92%
    CTL (beginning June 1, 1996)     4,620     52.93%          -         -
    BVCC                               389      N/A          121      N/A
                                   -------     -----     -------     -----
    BVCC-Consolidated              $15,349     56.68%    $10,760     67.92%
                                   =======     =====     =======     =====

                                              THREE MONTHS ENDED
                                   ----------------------------------------
                                   SEPTEMBER 30, 1996    SEPTEMBER 30, 1995
                                   ------------------    ------------------
(DOLLARS IN THOUSANDS)               G&A         %         G&A         %
                                   -------     ------    -------     ------
    BVFB                           $31,370     56.76%    $35,487     74.25%
    CTL (beginning June 1, 1996)     6,248     53.75%          -         -
    BVCC                               774      N/A          472      N/A
                                   -------     -----     -------     -----
    BVCC-Consolidated              $38,392     57.54%    $35,959     74.25%
                                   =======     =====     =======     =====

     General and administrative expenses (excluding CTL and special mention items) for the third quarter of 1996 and 1995 remained nearly the same at $10.7 million and $10.8 million, respectively. General and administrative expenses (excluding CTL and special mention items) for the nine months ended September 30, 1996 were $32.1 million as compared to $35.9 million for the same period in 1995, which represents a decrease of $3.8 million. The higher expenses during 1995 were primarily due to expenses incurred relating to the downsizing of the Company's operations. General and administrative expenses for CTL have declined during the period subsequent to acquisition due to termination and integration of certain employee functions.

     The consolidated efficiency ratios (excluding special mention items) for the three and nine months ended September 30, 1996 were 56.68% and 57.54%, respectively, compared to 67.92% and 74.25% for the same periods in 1995, respectively. This ratio for the second quarter of 1996 was 57.65%. The improvement in the ratio was attributable to a combination of higher net interest income and noninterest income as well as lower general and administrative expenses (excluding special mention items).

SAIF RECAPITALIZATION SPECIAL ASSESSMENT

     Federal legislation to recapitalize and fully fund the Savings Association Insurance Fund ("SAIF") was signed into law on September 30, 1996. Customer deposits for BVFB are SAIF-insured, and as a result of the legislation BVFB is required to pay an one-time special assessment of $11.7 million pre-tax ($6.7 million after tax or $.97 per share). The legislation had no effect on CTL, as its deposits are insured under the Bank Insurance Fund (BIF).

     Pursuant to this legislation, premiums on SAIF-insured deposits for BVFB will be reduced in 1997 from the previously anticipated 23 basis points to approximately 6.4 basis points which will translate into lower annual deposit costs in 1997. The estimated annual savings associated with this lower premium will be approximately $2.7 million based on the level of deposits for BVFB at September 30, 1996. The estimated future benefit resulting from this legislation is consistent with Management's general expectations regarding 1997 operating result projections.

INCOME AND EXPENSES FROM REAL ESTATE OWNED

   Income from real estate owned operations increased to $3.1 million in the third quarter of 1996 from $336,000 in the same period in 1995. Income from real estate owned operations for the nine months ended September 30, 1996 and 1995 was $4.8 million and $946,000, respectively. The increase was primarily due to gains from the sale of and higher income received from real estate owned properties (see discussion of special mention items included elsewhere herein). There were no significant changes in the provision for losses on real estate owned.


AMORTIZATION AND WRITE-DOWN OF INTANGIBLES

   The following table summarizes the amortization and write-down of intangibles (including CTL beginning June 1, 1996)


                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                          ------------------             -----------------
(DOLLARS IN THOUSANDS)                     1996        1995               1996      1995
                                          -----       ------             ------    -------
BVFB                                      $ 428       $ 604              $1,596    $ 1,814
CTL (beginning June 1, 1996)                 96         ---                 332        ---
                                          -----       ------             ------    -------
BVCC - Consolidated                       $ 524       $ 604              $1,928    $ 1,814
                                          =====       ======             ======    =======

   The amortization of the intangible assets of CTL was due to the inclusion of the amortization of goodwill arising from the excess of the purchase price over the fair value of net assets acquired discussed previously. The amortization of intangible assets for CTL for the three months ended September 30, 1996 was due to goodwill amortization of $83,000 per month since the acquisition date adjusted by amortization of $236,000 of goodwill previously recorded in June 1996 based on the initial estimate. The amortization and write-down of intangible assets for BVFB during the first nine months of 1996 included core deposit intangibles written-off of $270,000 due to a decision to close one of BVFB's branches.


                             BALANCE SHEET ANALYSIS

   The consolidated assets of the Company were $3.43 billion and $3.00 billion at September 30, 1996 and December 31, 1995, respectively. The increase in total assets was primarily due to the acquisition of CTL Credit. CTL had total assets of $543 million at September 30, 1996 which consisted primarily of loans receivable held-for-sale of $358 million, loans receivable held-for-investment of $148 million and customer deposits of $462 million. The total assets of BVFB declined to $2.88 billion at September 30, 1996 from $3.00 billion at December 31, 1995 primarily due to decreases in mortgage-backed securities resulting from sales of mortgage-backed securities and principal paydowns. The level of assets in 1996 is consistent with BVFB's strategic focus to enhance the deposit franchise and restructure (beginning in late 1995) the wholesale (MBS/borrowings) portion of the balance sheet.

SECURITIES

          The Company invests in high-quality mortgage-backed securities ("MBS"), primarily issued by Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and Government National Mortgage Association ("GNMA").

          The securities portfolio at September 30, 1996 and December 31, 1995 was as follows:

                                  SEPTEMBER 30, 1996       DECEMBER 31, 1995
                                 -------------------     -------------------
                                 AMORTIZED     FAIR      AMORTIZED     FAIR
(DOLLARS IN THOUSANDS)             COST        VALUE       COST        VALUE
                                 ---------     -----     ---------     -----
AVAILABLE-FOR-SALE
------------------
Investment securities             $  1,000    $  1,015    $  8,000    $  8,035
Mortgage-backed securities
FHLMC, FNMA and GNMA               117,409     112,769     151,000     149,778
                                  --------    --------    --------    --------
                                   118,409     113,784     159,000     157,813
HELD-TO-MATURITY
----------------
Investment securities               32,820      32,439      39,928      39,969
Mortgage-backed securities:
  FHLMC, FNMA, GNMA
   and other                       514,600     497,685     581,600     575,321
                                  --------    --------    --------    --------
                                   547,420     530,124     621,528     615,290

                                  $665,829    $643,908    $780,528    $773,103
                                  ========    ========    ========    ========

  In December 1995, the Company reclassified $147.7 million of MBS from held-to-maturity to available-for-sale as a result of certain provisions made available relating to Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". During the first quarter of 1996, the Company sold $24.2 million of these securities for a loss of $262,000, which represented approximately 50% of the unrealized loss on securities available-for-sale at the time of sale. Also, during the first quarter of 1996, the Company sold a $3.5 million mortgage-backed security which was scheduled to mature in April 1996 from its held-to-maturity portfolio. There were no securities sold during the second and third quarters of 1996. The sale of MBS in 1996 was consistent with Management's strategic focus to restructure the wholesale balance sheet. There were no MBS purchases in 1996.

LOANS AND REAL ESTATE OWNED

   The loan portfolio of BVFB primarily consists of mortgage loans and the loan portfolio of CTL primarily consists of consumer loans. The following is a summary of the Company's loan portfolio (before purchase accounting valuations and deductions for deferred fees, discounts and allowance for losses) at September 30, 1996 and December 31, 1995.


                                        SEPTEMBER 30, 1996                  DECEMBER 31, 1995
                                 -----------------------------------   ---------------------------------
(DOLLARS IN THOUSANDS)              BVFB         CTL         TOTAL        BVFB        CTL         TOTAL
                                 ----------    --------   ----------   ----------  ---------   ---------
Mortgage loans:
  Single family (1-4 units)      $  660,016    $ 78,952   $  738,968   $  731,310         -   $  731,310
  Multifamily (5+ units)          1,020,628      14,846    1,035,474      995,038         -      995,038
  Nonresidential                    356,891      16,102      372,993      333,236         -      333,236
                                 ----------    --------   ----------   ----------  ---------  ----------
                                  2,037,535     109,900    2,147,435    2,059,584         -    2,059,584
Consumer loans:
  Auto and other                     21,057     288,860      309,917        2,366         -        2,366
  Home equity                        36,399      32,558       68,957       32,483         -       32,483
  Equipment leases                        -      61,488       61,488            -         -            -
                                 ----------    --------   ----------   ----------  ---------  ----------
                                     57,456     382,906      440,362       34,849         -       34,849

                                 $2,094,991    $492,806   $2,587,797   $2,094,433         -   $2,094,433
                                 ==========    ========   ==========   ==========  =========  ==========

The following is a summary of loan originations (including CTL beginning June 1, 1996).


                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                     SEPTEMBER 30,           SEPTEMBER 30,
                                   -------------------    --------------------
(DOLLARS IN THOUSANDS)              1996        1995        1996        1995
                                   --------    -------    --------    --------
BVFB                               $ 77,348    $57,478    $188,542    $212,342
CTL (beginning June 1, 1996)         54,282          -      72,909           -
                                   --------    -------    --------    --------
BVCC - Consolidated                $131,630    $57,478    $261,451    $212,342
                                   ========    =======    ========    ========



The following is a summary of loan purchases (including CTL beginning June 1, 1996).

                                  THREE MONTHS ENDED     NINE MONTHS ENDED
                                     SEPTEMBER 30,         SEPTEMBER 30,
                                  -------------------    ------------------
(DOLLARS IN THOUSANDS)              1996       1995        1996      1995
                                  -------     -------    -------    -------
BVFB                              $21,151     $11,376    $58,031    $13,025
CTL (beginning June 1, 1996)        7,812           -      7,812          -
                                  -------     -------    -------    -------
BVCC - Consolidated               $28,963     $11,376    $65,843    $13,025
                                  =======     =======    =======    =======

  CREDIT QUALITY

     Credit quality has continued to improve as evidenced by the decline in nonperforming assets and delinquencies as shown in the tables below:

                                                                      NONPERFORMING ASSETS
                                                                AS A PERCENTAGE OF TOTAL ASSETS
                                                     ----------------------------------------------------
(DOLLARS IN THOUSANDS)                               SEPTEMBER 30, 1996                DECEMBER 31, 1995
                                                     ------------------                ------------------
BVFB                                                 $16,409       0.57%               $38,811       1.29%
CTL (beginning June 1, 1996)                           6,659       1.23                      -          -
                                                     -------       ----                -------       ----
BVCC - Consolidated                                  $23,068       0.67%               $38,811       1.29%
                                                     =======       ====                =======       ====

                                                               LOANS DELINQUENT 60 DAYS OR MORE
                                                                 AS PERCENTAGE OF GROSS LOANS
                                                     ----------------------------------------------------
(DOLLARS IN THOUSANDS)                               SEPTEMBER 30, 1996                 DECEMBER 31, 1995
                                                     ------------------                ------------------
BVFB                                                 $16,234       0.77%               $20,166       0.96%
CTL (beginning June 1, 1996)                           3,307       0.67                     -          -
                                                     -------       ----                -------       ----
BVCC - Consolidated                                  $19,541       0.76%               $20,166       0.96%
                                                     =======       ====                =======       ====

     The following table summarizes the Company's nonperforming assets and troubled debt restructuring:

                                                   SEPTEMBER 30, 1996            DECEMBER 31, 1995
                                         -------------------------------------  -------------------
(DOLLARS IN THOUSANDS)                     BVFB       CTL     TOTAL      BVFB     CTL        TOTAL
                                         -------    ------   -------   -------  -------     -------
Real estate loans                        $10,574    $2,132   $12,706   $10,675        -     $10,675
Consumer loans                                94       481       575        80        -          80
Equipment leases                               -       614       614                  -
Mortgage-backed securities                     -         -               3,580        -       3,580
Real estate owned                          5,741     2,756     8,497    24,476        -      24,476
Other repossessed assets                       -       676       676                  -
                                         -------    ------   -------   -------  -------     -------
   Nonperforming assets                   16,409     6,659    23,068    38,811        -      38,811
Troubled debt restructuring                  647         -       647    15,641        -      15,641
                                         -------    ------   -------   -------  -------     -------
   Total                                 $17,056    $6,659   $23,715   $54,452        -     $54,452
                                         =======    ======   =======   =======  =======     =======

ALLOWANCE FOR LOSSES ON LOANS

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

     The CTL allowance for loan losses reflects Management's intention to securitize selective assets which have been reclassified as held-for-sale and recorded at estimated realizable fair values consistent with purchase accounting. Excluding CTL, the allowance for loan losses for BVFB was $27.8 million and $30.9 million at September 30, 1996 and December 31, 1995, respectively.


                                      ALLOWANCE FOR LOSSES ON LOANS
                                    AS A PERCENTAGE OF NONPERFORMING
                                                 ASSETS
                               ----------------------------------------
(DOLLARS IN THOUSANDS)         SEPTEMBER 30, 1996     DECEMBER 31, 1995
                               -------------------   ------------------
                                              %                     %
BVFB                             $27,839   169.66      $30,944    79.73
CTL (beginning June 1, 1996)
Assets held-for-portfolio          2,677                     -
Assets held-for-sale               8,574                     -
                                 -------               -------
                                  11,251   168.96            -

BVCC - Consolidated              $39,090   169.46      $30,944    79.73
                                 =======   ======      =======    =====

                                      ALLOWANCE FOR LOSSES ON LOANS
                                    AS A PERCENTAGE OF NONPERFORMING
                                                  LOANS
                               ----------------------------------------
(DOLLARS IN THOUSANDS)         SEPTEMBER 30, 1996     DECEMBER 31, 1995
                               --------------------   -----------------
                                                %                   %
BVFB                               $27,674   259.41    $30,014   279.07
CTL (beginning June 1, 1996)
Assets held-for-portfolio            2,677                   -
Assets held-for-sale                 8,574                   -
                                   -------             -------
                                    11,251   348.65          -

BVCC - Consolidated                $38,925   280.14    $30,014   279.07
                                   =======   ======    =======   ======


   The consolidated provision for losses on loans was $433,000 for the third quarter of 1996 and $900,000 for the third quarter of 1995. The provision for losses on loans for BVFB was $400,000 for the third quarter of 1996 and $900,000 for the third quarter of 1995. The lower provision for losses for BVFB was primarily due to the improvements in credit quality as compared to a year ago.


   The following is a summary of provision for losses on loans (including CTL beginning June 1, 1996).

                               THREE MONTHS ENDED  NINE MONTHS ENDED
                                  SEPTEMBER 30,      SEPTEMBER 30,
                               ------------------  -----------------
(DOLLARS IN THOUSANDS)           1996       1995     1996      1995
                               ---------  -------  --------  -------
BVFB                              $400      $900    $1,400    $2,700
CTL (beginning June 1, 1996)        33         -       451         -
                                  ----      ----    ------    ------
BVCC - Consolidated               $433      $900    $1,851    $2,700
                                  ====      ====    ======    ======

   The decrease in the provision for losses for BVFB was primarily due to the improvement in the credit quality and recoveries of prior loan charge-offs. Management believes that the GVA at September 30, 1996 is adequate to cover estimated losses in its asset portfolios. However, future adjustments may be necessary and earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making such determinations. Management will continue to monitor the adequacy of the allowance for losses related to problem assets.

CUSTOMER DEPOSITS

   Customer deposits are generated for the purpose of funding loans. The customer deposits at September 30, 1996 and December 31, 1995 were as follows:

                               SEPTEMBER 30, 1996     DECEMBER 31, 1995
                               ------------------     ------------------
(DOLLARS IN THOUSANDS)          AMOUNT        %        AMOUNT        %
                               ----------   -----     ----------   -----

BVFB (SAIF-insured)
-------------------
Transaction accounts           $  457,820    28.0     $  387,610    21.3
Certificates of deposit         1,174,461    72.0      1,432,230    78.7
                               ----------   -----     ----------   -----
Total                           1,632,281   100.0      1,819,840   100.0

CTL (BIF-insured)
-----------------
Investment certificates:
  Money Market Rate                16,360     3.5              -       -
  Term                            445,813    96.5              -       -
                               ----------   -----     ----------   -----
Total                             462,173   100.0              -       -

BVCC Consolidated              $2,094,454             $1,819,840
                               ==========             ==========

     The increase in transaction accounts and the decrease in certificates of deposits from December 31, 1995 to September 30, 1996 for BVFB was consistent with Management's strategy to enhance the retail deposit franchise which resulted in lower cost of funds. The average balances for transaction accounts at BVFB increased from $370 million to $479 million during the nine months ended September 30, 1995 and 1996, respectively.

     The investment certificates acquired in connection with the acquisition of CTL are similar to certificates of deposits with the exception that they are callable at par plus accrued interest. As discussed elsewhere herein, it is likely that the investment certificates for CTL will be sold to BVFB or retired at face value as certain assets are sold or securitized. In addition, CTL will be transformed into a consumer finance company.


BORROWINGS

     The Company utilizes collateralized advances from the FHLBSF for purposes of funding loans and investments. In addition, the Company utilizes other borrowings, on a collateralized and noncollateralized basis, such as securities sold under agreements to repurchase. There were no borrowings at CTL for the periods indicated. A summary of outstanding borrowings is as follows.

                                          SEPTEMBER 30, 1996                DECEMBER 31, 1995
                                   -------------------------------     -----------------------------
                                                PARENT                             PARENT
(DOLLARS IN THOUSANDS)                BVFB       CO.       TOTAL         BVFB        CO.     TOTAL
                                   ----------   ------   ----------    --------    ------   --------
Advances from FHLBSF               $  829,056        -   $  829,056    $766,790        -    $766,790
Reverse repurchase agreements         192,632        -      192,632     166,738        -     166,738
Senior Debentures                               50,000       50,000           -        -
Other borrowings                        7,260        -        7,260       7,937        -       7,937
                                   ----------   ------   ----------    --------    ------   --------
                                   $1,028,948   50,000   $1,078,948    $941,465        -    $941,465
                                   ==========   ======   ==========    ========    ======   ========

     As discussed elsewhere herein, in 1996, Management redirected BVFB's strategic focus to restructure the wholesale borrowings (beginning in late 1995) in conjunction with the enhancement of its retail deposit franchise. In the fourth quarter of 1995 and first quarter of 1996, the Company prepaid $190 million of high cost borrowings and replaced them with short-term lower cost borrowings. In conjunction with the prepayment of these borrowings, the Company entered into interest rate swap agreements to provide interest rate risk protection for the short-term lower cost borrowings by matching the floating interest rate characteristics and lengthening their maturities. As a result, the average balances for borrowings at BVFB decreased from $1.1 billion to $0.9 billion during the nine months ended September 30, 1995 and 1996, respectively.


                               INTEREST RATE RISK

     The Company pursues balance sheet strategies designed, in the long run, to mitigate the Company's exposure to rising interest rates. The Company also considers other strategies to minimize the variability of the net interest margin including off-balance sheet activities. The Company uses interest rate swap agreements to reduce the interest rate fluctuation risk related to certain assets and liabilities. Interest rate swaps involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying notional principal amounts.

     During the fourth quarter of 1995, BVFB entered into forward starting swaps with notional principal amounts of $150.0 million as part of the prepayment of $145.0 million of advances from the Federal Home Loan Bank of San Francisco ("FHLBSF") and replaced them with short-term lower cost borrowings in February 1996. The interest rate swaps were used to provide interest rate risk protection for the lower cost borrowings by matching the floating interest rate risk characteristics and lengthening their maturities. As of September 30, 1996 and December 31, 1995, the total notional amount of interest rate swaps was $421 million and $150 million, respectively.

     The following schedule sets forth the maturities and weighted average rates of BVFB's interest rate swaps outstanding as of September 30, 1996, based on interest rates at September 30, 1996. To the extent that interest rates change, variable interest rate information will change. There were no interest rate swaps for CTL as of September 30, 1996.

                                       MATURITIES OF DERIVATIVE
                                              INSTRUMENTS
                                   ---------------------------------
(DOLLARS IN THOUSANDS)                 2000       2001+      TOTAL
                                   ---------   ---------   ---------
Notional amount                     $143,500    $277,500    $421,000

Weighted average receive rate
    (3-month LIBOR)                     5.61%       5.63%       5.62%

Weighted average pay rate               6.27%       6.52%       6.44%

   The objective of the Company's asset/liability Management activities is to improve earnings by adjusting the types of assets and liabilities to effectively address changing conditions and risks. Management believes that its asset/liability activities have improved earnings within safe and sound parameters.

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


CAPITAL RESOURCES

BAY VIEW FEDERAL BANK

   The OTS has established minimum capital standards for all savings institutions, including tangible core risk-based capital requirements. BVFB's fully phased in regulatory capital at September 30, 1996 exceeded the minimum requirements of each regulatory capital standard as follows:

                                                     MINIMUM
                                 ACTUAL            REQUIREMENT           EXCESS
                            -----------------   -----------------   -----------------
(DOLLARS IN THOUSANDS)       AMOUNT     RATIO    AMOUNT     RATIO    AMOUNT     RATIO
                            --------   ------   --------    -----   --------    -----
Tangible                    $160,203    5.56%   $ 43,184    1.50%   $117,019    4.06%
Core                        $164,235    5.70%   $ 86,490    3.00%   $ 77,745    2.70%
Total Risk-based            $186,100   10.63%   $140,062    8.00%   $ 46,038    2.63%


          The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires each Federal banking agency, including the OTS, to implement prompt corrective actions for institutions that it regulates. Under capital guidelines enacted by FDICIA, BVFB met the criteria for the "well capitalized" standard at September 30, 1996 as follows:

                                                 WELL CAPITALIZED
                                 ACTUAL            REQUIREMENT           EXCESS
                            -----------------   -----------------   ----------------
(DOLLARS IN THOUSANDS)       AMOUNT     RATIO    AMOUNT     RATIO    AMOUNT    RATIO
                            --------   ------   --------   ------   -------    -----
Leverage                    $164,235    5.70%   $144,150    5.00%   $20,086    0.70%
Tier 1 Risk-based           $164,235    9.38%   $105,046    6.00%   $59,189    3.38%
Total Risk-based            $186,101   10.63%   $175,077   10.00%   $11,024    0.63%


CALIFORNIA THRIFT AND LOAN

     The FDIC has established minimum capital standards for FDIC-insured institutions, including tier capital and risk-based capital. CTL's regulatory capital at September 30, 1996 exceeded the minimum requirements of regulatory capital standard as follows:

                                                     MINIMUM
                                 ACTUAL            REQUIREMENT           EXCESS
                            -----------------   -----------------   -----------------
(DOLLARS IN THOUSANDS)       AMOUNT     RATIO    AMOUNT     RATIO    AMOUNT     RATIO
                            --------   ------   --------    -----   --------    -----
Tier 1 Risk-based           $57,069    11.17%    $20,442    4.00%    $36,627    7.17%
Total Risk-based            $63,457    12.54%    $40,494    8.00%    $22,963    4.54%

   Under capital guidelines enacted by FDICIA, CTL met the criteria for the "well capitalized" standard at September 30, 1996 as follows:

                                                 WELL CAPITALIZED
                                 ACTUAL            REQUIREMENT           EXCESS
                            -----------------   -----------------   -----------------
(DOLLARS IN THOUSANDS)       AMOUNT     RATIO    AMOUNT     RATIO    AMOUNT     RATIO
                            --------   ------   --------   ------   --------    -----
Leverage                    $57,069    10.87%    $26,246    5.00%    $30,823    5.87%
Tier 1 Risk-based           $57,069    11.17%    $30,663    6.00%    $26,406    5.17%
Total Risk-based            $63,457    12.54%    $50,618   10.00%    $12,839    2.54%

SHARES OUTSTANDING

     At September 30, 1996 and December 31, 1995, the Company had outstanding common stock of 6,640,242 and 7,101,590 shares, respectively. The decrease in the number of outstanding shares was primarily attributable to the repurchase of 495,000 shares in 1996 (245,000 shares were repurchased in the third quarter of 1996) partially offset by the exercise of stock options. The Company's share repurchases during the third quarter of 1996 completed its previously announced intention to repurchase 800,000 shares of common stock. These shares were repurchased at an average cost of $31.97 per share.


                           ACCOUNTING PRONOUNCEMENTS
                           -------------------------


   On June 28, 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 establishes standards for when transfers of financial assets including those with continuing involvement by the transferor, should be considered a sale. SFAS No. 125 also establishes standards for when a liability should be considered extinguished. This statement was initially to be fully effective for transactions relating to the transfers of assets and extinguishment of liabilities occurring after December 31, 1996; however, based on recent actions by the Financial Accounting Standards Board (FASB) implementation of certain provisions of the statement may be delayed for a year. The financial statement impact of adopting this standard is not expected to be material to the Company.

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

            None

   Item 5.  Other Information
            -----------------

             None

   Item 6.  Exhibits and Reports on Form 8-K
            --------------------------------

     a.  Financial Data Schedule (Exhibit 27)

     b. On August 23, 1996, the Company filed an Amendment on Form 8-K/A to its Current Report on Form 8-K (the "Current Report") to provide certain pro forma financial information related to the Company's acquisition of CTL Credit Inc. required by Form 8-K which, at the time of the filing of the Current Report, was impracticable for the Company to have provided.


                            SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            BAY VIEW CAPITAL CORPORATION
                            ----------------------------
                            Registrant



DATE: November 14, 1996     BY: /s/   Edward H. Sondker
                                --------------------------------------
                                Edward H. Sondker
                                President and Chief Executive Officer



DATE: November 14, 1996     BY:  /s/   David A. Heaberlin
                                ---------------------------------------
                                David A. Heaberlin
                                Executive Vice President and
                                Chief Financial Officer