Form 10-K405
period 1996-12-31
BAY VIEW CAPITAL CORP
filed 1997-02-21
CIK 840387

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                           _________________________

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[_] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ______________________to____________________

     Commission file number 0-17901

                          BAY VIEW CAPITAL CORPORATION
             (exact name of registrant as specified in its charter)


             DELAWARE                                   94-3078031
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
 of incorporation or organization)

       2121 SOUTH EL CAMINO REAL
        SAN MATEO, CALIFORNIA                             94403
(Address of principal executive offices)                (Zip Code)


       Registrant's telephone number, including area code:  (415) 573-7300
          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12 (g) of the Act:

                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
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

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statement incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K [X]

     As of January 31 , 1997, there were outstanding 6,693,772 shares of the registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of January 31, 1997, was $341,382,000. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant)

                      DOCUMENTS INCORPORATED BY REFERENCE
 Part III of Form 10-K - Portions of Proxy Statement for 1997 Annual Meeting of
                                 Stockholders.

================================================================================

                                   FORM 10-K

PART I
   Item 1.   Business
               General............................................................     3
               Lending Activities.................................................     4
               Securities Activities..............................................     7
               Retail Deposit Activities..........................................     7
               Borrowing Activities...............................................     8
               Competition........................................................     8
               Supervision and Regulation.........................................     9
               Other Subsidiaries.................................................    14
               Employees..........................................................    14
               Executive Officers of the Registrant...............................    14
   Item 2.   Properties...........................................................    15
   Item 3.   Legal Proceedings....................................................    15
   Item 4.   Submission of Matters to a Vote of Security Holders..................    15

PART II
   Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters    16
   Item 6.   Selected Financial Data - Five-Year Financial Information............    18
   Item 7.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations................................................    19
   Item 8.   Financial Statements and Supplementary Data..........................    55
   Item 9.   Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure.................................................    98

PART III
   Item 10.  Directors and Executive Officers of the Registrant...................    98
   Item 11.  Executive Compensation...............................................    98
   Item 12.  Security Ownership of Certain Beneficial Owners and Management.......    98
   Item 13.  Certain Relationships and Related Transactions.......................    98

PART IV
   Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....    98

SIGNATURES

--------------------------------------------------------------------------------
FORWARD-LOOKING STATEMENTS

   When used in this Form 10-K or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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

                                     PART I
ITEM 1.  BUSINESS
-----------------

GENERAL

     Bay View Capital Corporation (the "Company" or "BVCC"), a Delaware corporation, is a savings and loan holding company incorporated in 1989. The Company has been focused on the diversification of its asset origination activities during 1996 and expects to continue this process prospectively (see Management's Discussion and Analysis of Financial Condition and Results of Operations "Strategic Overview" for further discussion of these diversification efforts). Currently, the Company's principal business activities consist of the operation of i) a bank through its wholly owned subsidiary, Bay View Federal Bank, a Federal Savings Bank ("BVFB") and ii) a consumer finance company through its wholly owned subsidiary, California Thrift & Loan, an industrial loan company ("CTL"). The Company is also the holding company for Bay View Securitization Corporation ("BVSC"), a Delaware corporation formed for the purpose of issuing asset-backed securities through a trust.

Bay View Federal Bank
---------------------

     BVFB is a federally chartered capital stock savings bank incorporated in 1911. In 1986, BVFB converted from a mutual to a stock association. In 1989, BVFB became a wholly owned subsidiary of the Company. BVFB is a member of the Federal Home Loan Bank of San Francisco ( the "FHLBSF").

     BVFB has 26 banking centers serving primarily the San Francisco Bay Area and its principal business consists of attracting deposits from the general public and using those deposits, together with borrowings and other funds, to originate loans secured by real estate. All of the mortgage loans originated by BVFB are secured by properties located in California, primarily Northern California. BVFB originates both fixed rate and adjustable rate loans. Since 1983, BVFB has shifted the concentration of its real estate loan portfolio to adjustable rate mortgages ("ARMs"), which are sensitive to fluctuations in market interest rates. The majority of these loans are secured by multifamily residential properties. BVFB also originates real estate loans secured by commercial and industrial properties. During 1996, BVFB discontinued its single family mortgage lending activity.

California Thrift & Loan
------------------------

     CTL was acquired by the Company effective June 1, 1996 in a business purchase combination and is an FDIC-insured industrial loan company incorporated under the laws of the State of California. CTL has 19 offices throughout California and the western United States, and offers automobile and other consumer financing. Its business strategy is to originate consumer loans at yields which are generally above those offered by conventional financing sources (such as commercial banks) while applying its traditional underwriting criteria on a case-by-case basis to mitigate any potential loan losses. CTL underwrites and purchases both new and used fixed-rate motor vehicle loans and consumer installment contracts. The Company began implementing a planned restructuring of CTL in late 1996. This restructuring, when completed, may also include converting CTL to a "pure" finance company subject to supervision and regulation only by the Commissioner of Corporations of the State of California.

LENDING ACTIVITIES

                             Bay View Federal Bank

Residential Lending
-------------------

     Multifamily Mortgage Loans (five or more units). At December 31, 1996, loans secured by multifamily residential real estate totaled $1.03 billion, representing 50.0% of BVFB's total loan portfolio at that date. In general, these loans were originated as ARMs with terms of 30 years, although some of these loans have monthly payments calculated on a 30-year amortization period with a balloon payment due at maturity, typically 15 years. The majority of the ARMs originated by BVFB prior to 1996 are indices to the Eleventh District Cost of Funds ("COFI"). During 1996, management re-directed its business lending practices and BVFB is moving away from COFI as its index for ARMs. Currently, BVFB utilizes the London Interbank Offered Rate ("LIBOR") and prime rate as its variable interest rate indices for the majority of its new originations.

     BVFB generally does not lend more than 75% of the appraised value of multifamily residences on a first mortgage loan. The property's net income available for loan payments is also a limiting factor on the approved loan amount for multifamily residences. Properties securing multifamily loans are required to generate cash flow sufficient to cover loan payments and other property expenditures.

     Single Family Mortgage Loans (one to four units). At December 31, 1996, single family loans totaled $610.6 million and represented 29.5% of BVFB's total loan portfolio at that date. Generally, ARMs secured by single family residential properties have terms of 30 years. During 1996, BVFB de-emphasized its focus on single family mortgage lending and discontinued its loan origination operations.

Commercial Real Estate Lending
------------------------------

     At December 31, 1996, loans secured by commercial real estate totaled $367.1 million, representing 17.7% of BVFB's total loan portfolio at that date. Substantially all of the BVFB's commercial loans are ARMs. ARMs secured by commercial real estate are generally made upon the same terms and conditions as ARMs secured by multifamily residences. Currently, BVFB utilizes the LIBOR and prime rate as its variable interest rate indexes for the majority of its new originations.

     Most of BVFB's commercial real estate loans consist of loans secured by improved property such as office buildings, warehouses and retail sales facilities. A majority of these loans are in amounts ranging from $250,000 to $1 million. BVFB generally does not originate commercial real estate loans which exceed an LTV of 70%. The property's cash flow available for loan payments is a limiting factor on the approved loan amount. Properties securing commercial real estate loans are required to generate cash flow sufficient to cover loan payments and other property expenditures.

     Commercial real estate lending entails significant additional risks compared to single family residential mortgage lending. Income producing property loans may involve large loan balances to single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by commercial real estate properties is typically dependent on the successful operation of the properties, as well as to adverse conditions in the real estate market or the economy in general.

Consumer Lending
----------------

     BVFB engages in consumer lending, primarily by making home equity loans and auto loans. In November 1996, BVFB entered into a strategic alliance with Ultra Funding, Ltd. ("Ultra"), a Texas limited partnership, under which BVFB has sole first right of refusal to purchase all of the motor vehicle installment contracts originated by Ultra subject to established underwriting criteria. These auto receivables are serviced by CTL and are anticipated to be securitized by BVSC on a periodic basis together with the future production from CTL. Management expects Ultra to be a significant component (current production approximates $3 million to $4 million per month) of its expanding consumer finance strategy. At December 31, 1996, the consumer loan portfolio of BVFB totaled $57.8 million, representing 2.8% of its total loan portfolio at that date. See "California Thrift & Loan-Motor Vehicle Loans" below with regard to the Company's strategy to securitize and sell its current assets as well as future production.

Business Lending
----------------

     During 1995, BVFB introduced a new product line designed for small and medium-sized businesses. Business loan products (i.e., business loans, credit lines and term loans) and other services are being offered in order to expand BVFB's customer base and make BVFB more competitive in the community banking environment. As of December 31, 1996, BVFB's business loan portfolio was not material in relation to its other lending.

Underwriting Policies and Procedures
------------------------------------

     BVFB originates real estate loans through internal loan production personnel. As part of the loan underwriting process, staff appraisers or qualified independent appraisers inspect and appraise the property that would secure the loan. A loan underwriter analyzes the merits of the loan based on information obtained relative to the borrower and property (i.e., income, credit history, assets, liabilities, cash flows and the value of the real property as stated on the appraisal report). Loans are then approved at various levels of authority depending upon the amount and type of loan.

     BVFB requires the American Land Title Association form of title insurance on all loans secured by real property and requires that fire and extended coverage casualty insurance in amounts sufficient to rebuild or replace the improvements at current replacement costs be maintained on all properties securing the loans. BVFB also requires flood insurance for properties in flood hazard zones to protect the property securing its interest. Consistent with regional industry practices, BVFB does not necessarily require earthquake insurance as part of its general underwriting practices, however, BVFB may require mudslide, earthquake and/or other hazard insurance depending on the location of the property.

Sales and Servicing of Real Estate Loans
----------------------------------------

     BVFB has historically sold (none in 1996 or 1995) whole real estate loans and participation interests in real estate loans. BVFB generally sells real estate loans and loan participations for cash equal to the unpaid principal amount of the loans or loan participation, based upon yields currently required in the secondary market. This may result in a gain or loss on the sale. When loans are sold, BVFB typically retains the responsibility for collecting and remitting loan payments, inspecting the properties securing the loans, making certain that monthly principal and interest payments and real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. BVFB receives a fee for performing these services.

                            California Thrift & Loan

Motor Vehicle Loans
-------------------

     At December 31, 1996, motor vehicle loans totaled $286.3 million, representing 67.8% of CTL's total loan portfolio at that date. CTL underwrites and purchases fixed rate loans on both new and used motor vehicles on a non-recourse basis. CTL's typical motor vehicle loan customer desires a higher relative loan amount and/or longer term than is offered by many automobile financing sources. In return for the flexibility of the product it offers, management expects to continue to charge interest rates of 200 to 300 basis points over the rates typically offered by traditional sources of motor vehicle financing such as banks and captive finance companies. Management's primary focus is on the credit quality of the customer rather than the value of the collateral, and CTL will accordingly finance the full retail sales price of the automobile plus taxes, licensing fees, insurance, dealer preparation fees and extended warranty. CTL uses available technology, including a custom credit scoring system, to process approval decisions typically within three hours of receipt of information from a dealer.

     CTL began to offer its motor vehicle loan products to an increased number of selected used car dealerships in 1994. Prior to this, the amount of motor vehicle loan business derived from used car dealerships was not significant.
CTL began offering 84-month motor vehicle loan financing in December 1994.
Prior to this, the typical motor vehicle loan had a term of 48 to 72 months. Management believes that 84-month financing will allow it to further distinguish its motor vehicle loan product without significantly increasing charge-offs or delinquencies.

     The Company's business strategy for CTL is focused on expanding its asset origination capabilities and increasing the velocity of its capital utilization through sales of its auto loans and subsequent securitization of the auto loans by BVSC which will return a large portion of CTL's capital to the Company.

Other Consumer Financing
------------------------

     At December 31, 1996, other consumer financing loans totaled $30.5 million, representing 7.3% of CTL's total loan portfolio at that date. This activity was discontinued in November 1996. CTL underwrites and purchases installment contracts for larger home enhancement products such as organs, pianos and spas. Like motor vehicle loans, installment contract financing usually comes to CTL from dealers of the financed products. CTL will also make unsecured direct loans and loans secured by personal property, but these loans comprise an insignificant portion of CTL's loan portfolio. Management applies the same credit criteria to other consumer financing as it applies to motor vehicle lending.

Mortgage Loans, Revolving Credit Lines and Real Estate Participations
---------------------------------------------------------------------

     At December 31, 1996, CTL's portfolio of mortgage loans, revolving credit lines, and real estate loan participations totaled $105.3 million representing 24.9% of its total loan portfolio. The loan portfolio is primarily comprised of first and second deeds of trust secured by single family residences. Almost all of CTL's home equity loans are fixed-rate term loans, with maturities of up to 15 years. CTL's revolving credit lines (home equity lines of credit) are variable-rate loans, which are tied to the prime rate. CTL's real estate loan participations were purchased from and serviced by one unrelated party in 1996 and 1995. All of the real estate securing these loans is located in California.

     CTL generally adheres to a maximum loan-to-value ratio of 75% at the time of origination, supported by a thorough appraisal process. Therefore, management has been willing to make loans to borrowers whose credit history or financial condition might not qualify under conventional mortgage underwriting and secondary market requirements.

     CTL's typical loan customer is a borrower who seeks to reduce monthly debt payments. Exceptions to CTL's 75% loan-to-value criteria are small consumer-based real estate-secured loans such as credit lines under $35,000, which are primarily underwritten to applicants based on creditworthiness.

Commercial Equipment Leasing
----------------------------

     Prior to December 1996, CTL offered fixed-rate commercial equipment leases principally in the state of California. In December 1996, CTL sold its entire commercial equipment leasing portfolio and the related servicing obligations to a local financial institution without recourse.

SECURITIES ACTIVITIES

     The Company's securities activities are primarily conducted by BVFB. BVFB purchases securities when high quality loan production is not available. The securities portfolio is categorized into two general components: (i) investment securities; and (ii) mortgage-backed securities. The investment securities portfolio mainly consists of government agency notes and debentures. The mortgage-backed securities portfolio mainly consists of securities issued by the Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and Government National Mortgage Association ("GNMA").

     Securities are classified as held-to-maturity or available-for-sale. BVFB does not maintain a trading portfolio. Securities in the held-to-maturity category consist of securities purchased for long-term investment in order to enhance BVFB's ongoing stream of net interest income and core earnings. Securities deemed held-to-maturity are classified as such because BVFB has both the intent and ability to hold the securities to maturity. Securities purchased which may be sold prior to maturity are designated as available-for-sale at the time of purchase.

     As part of the Company's strategic objectives, management is de-emphasizing the less profitable aspects of its business such as wholesale investment activities. As a result, BVFB sold approximately $55 million of its MBS available-for-sale in 1996. There were no additional mortgage-backed securities purchased in 1996.

RETAIL DEPOSIT ACTIVITIES

                             Bay View Federal Bank

     BVFB attracts both short-term and long-term deposits from the general public by offering a wide range of deposit products and services. BVFB, through its banking centers network, provides its banking customers with the following services:

 .  Savings and checking accounts
 .  Certificates of deposit
 .  Individual retirement accounts
 .  24-hour automated teller machines (STAR System and CIRRUS System Network)

     Enhancing the value of BVFB's retail branch franchise remains one of Management's primary objectives. BVFB plans to continue to expand its retail banking presence in Northern California through internal growth, new product development and the acquisition or purchase of deposits from other institutions. During 1995, BVFB began offering a variety of deposit and related banking services designed for small businesses, including specialized checking. In 1996, BVFB continued to emphasize the development and marketing of its transaction account products, and as a result has successfully increased its percentage of transaction accounts in relation to total customer deposits to more than 30% which has contributed to lower cost of funds.

                            California Thrift & Loan

     CTL's customer deposits are primarily comprised of thrift certificates which are similar to certificates of deposits with the exception that they are callable at par plus accrued interest. When thrift certificates are purchased by customers, CTL has, as thrift certificates have been issued, reserved the right to repurchase the certificates at any time upon thirty days notice. Utilizing this call provision, CTL redeemed the higher cost component (higher than BVFB's incremental borrowing cost) of these deposits at face value (approximately $267 million) as of December 31, 1996.

     The remainder of the CTL customer deposits (which are lower cost than BVFB's incremental borrowing cost) will be sold to BVFB. An application for the approval of the sale of these deposits to BVFB has been filed with the Office of Thrift Supervision. The sale is anticipated to be completed during the first quarter of 1997.

BORROWING ACTIVITIES

     The Company's borrowing activities are primarily conducted by BVFB. The Federal Home Loan Bank ("FHLB") System functions in a reserve credit capacity for savings institutions. As a member, BVFB is required to own capital stock in the FHLBSF and has the authority to apply for advances from the FHLBSF utilizing FHLBSF capital stock, qualifying mortgage loans and mortgage-backed securities as collateral.

     The FHLBSF offers a full range of borrowing programs on its advances with terms of up to ten years at competitive market rates. A prepayment penalty is usually imposed for early repayment of FHLBSF advances. BVFB is also a member of the Federal Reserve System ("Federal Reserve") and may borrow from the Federal Reserve Bank of San Francisco. Thrifts are required to utilize their FHLBSF borrowing capacity before borrowing from the Federal Reserve.

     BVFB also utilizes borrowings under reverse repurchase agreements with securities dealers and the FHLBSF. Reverse repurchase agreements are sales of securities owned by BVFB to security dealers with a commitment by BVFB to repurchase such securities for a predetermined price at a future date.

COMPETITION

                             Bay View Federal Bank

     BVFB faces strong competition both in originating loans and in attracting deposits. Competition in originating multi-family and commercial real estate mortgage loans comes primarily from other savings institutions, commercial banks and mortgage bankers located in the San Francisco Bay Area. BVFB competes for mortgage loans principally on the basis of interest rates, types of products, loan fees charged and the quality of customer service it provides to borrowers. Competition in attracting deposits comes primarily from other savings institutions, commercial banks, brokerage firms, mutual funds, credit unions and other types of investment companies. The ability of BVFB to attract and retain deposits depends on a number of factors which include:

    .  Interest rates offered on deposit products
    .  Fees
    .  Types of deposit products
    .  Convenient office locations
    .  Advertising
    .  Automated teller machines (ATMs)
    .  Quality customer service

     BVFB has ATMs located throughout the San Francisco Bay Area which provide 24-hour cash availability to its customers. BVFB also participates in the STAR System and the CIRRUS System Network, which link BVFB ATMs with those of a number of major financial institutions. This linkage provides customers with cash availability across the United States.

     BVFB also has a wholly owned subsidiary, MoneyCare, Inc., which offers uninsured investment products such as mutual funds and annuities which provide BVFB's customers with additional choices and products that meet their individual investment needs.

                            California Thrift & Loan

     CTL has experienced increased competition, particularly for its motor vehicle loan programs. This competition comes primarily from large well-capitalized lending institutions and finance companies. Management intends to build origination and purchase volumes through more competitive loan pricing and further improvements in service, marketing and product flexibility. It also intends to expand origination capability and market share through geographic expansion and additional business acquisitions, as warranted.

SUPERVISION AND REGULATION

                          Bay View Capital Corporation

     General. The Company, together with its subsidiaries, is subject to extensive examination, supervision and regulation by the OTS and the Federal Deposit Insurance Corporation (the "FDIC"). Applicable regulations govern, among other things, BVFB's lending and investment powers, the types of accounts it is permitted to offer, the types of business in which it may engage and requirements for regulatory capital. The Company is also subject to the regulations of the Board of Governors of the Federal Reserve System with respect to required reserves and certain other matters.

     Holding Company Regulations. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

                             Bay View Federal Bank

     Federal Regulation of Savings Institutions. The OTS has extensive authority over the operations of savings institutions. As part of this authority, BVFB is required to file periodic reports with the OTS and the FDIC. The OTS has extensive enforcement authority over all savings institutions and their holding companies, including BVFB and the Company, and their affiliated parties such as directors, officers, agents and other persons providing services to the institution or holding company.

     Insurance of Accounts and Regulation by the FDIC. BVFB is a member of the Savings Association Insurance Fund ("SAIF"), which is administered by the FDIC. BVFB's deposits are insured up to applicable limits by the FDIC. As insurer, the FDIC has adopted a risk-based deposit insurance system that assesses deposit insurance premiums for all FDIC-insured banks and thrifts according to the level of risk involved in an institution's activities. An institution's risk category is based upon whether the institution is classified as "well capitalized," "adequately capitalized" or "undercapitalized" and within each risk category there are three subcategories.

     The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF-insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. In addition, the FDIC may impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

     Disparity Between BIF and SAIF Insurance Premiums. Federal law requires that the FDIC maintain the reserve level of both the SAIF and the Bank Insurance Fund ("BIF") at a level equal to 1.25% of insured deposits. The reserves are funded through the payment of insurance premiums by the insured institutional members of each fund. As a result of the BIF reaching the designated reserve ratio, effective in the third quarter of 1995, the FDIC revised the assessment matrix for BIF-insured institutions to provide a range of .04% to .31%. The matrix was further revised, effective January 1996, to provide a range of 0% to
 .27%, with a minimum annual assessment of $2,000 for more than 90% of all BIF members.

     During the third quarter of 1996, federal legislation to recapitalize and fully fund the Savings Association Insurance Fund was signed into law. Customer deposits for BVFB are SAIF-insured, and as a result of the legislation BVFB was required to pay a one-time special assessment of $11.7 million pre-tax ($6.7 million after tax or $.97 per share). The legislation had no effect on CTL, as its deposits are insured under the Bank Insurance Fund.

     Pursuant to this legislation, premiums on SAIF-insured deposits for BVFB will be reduced in 1997 from the previously anticipated 23 basis points to approximately 6.48 basis points which will translate into lower annual deposit costs in 1997. The estimated annual savings associated with these lower premiums will be approximately $2.7 million based on the level of deposits for BVFB at December 31, 1996.

     Regulatory Capital Requirements. Federally insured savings institutions such as BVFB are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings institutions. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis. At December 31, 1996, the Bank was deemed "well capitalized" under current capital regulations and exceeded its fully phased-in regulatory capital requirements.

     In August 1993, the OTS issued a final rule for the calculation of an interest rate risk component for institutions with a greater than normal (i.e., greater than 2%) level of interest rate risk exposure. Currently, the OTS has deferred implementation of the interest rate risk component. At December 31, 1996, if the interest risk component regulation had been implemented, BVFB would not have been subject to an interest rate risk capital deduction for risk-based capital purposes.

     Limitations on Dividends and Other Capital Distributions. The retained earnings of BVFB are substantially restricted based on certain laws and regulations relating to the payment of dividends. Federal regulations impose various restrictions or requirements on institutions with respect to their ability to pay dividends or make other distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the equity account.

     Generally, Tier I institutions, which are institutions that before and after the proposed distribution meet or exceed their capital requirements, may, after the receipt of no objection by the regulators, make capital distributions during any calendar year equal to the greater of 100% of net income on a year-to-date basis plus 50% of the amount by which the institutions tangible core or risk-based capital exceeds its respective fully phased-in capital requirement, as measured at the beginning of the calendar year, or 75% of its net income for the most recent four quarter period. BVFB meets the requirements for a Tier I institution.

     Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1996, BVFB was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements imposed by the OTS.

     Federal Home Loan Bank System. BVFB is a member of the FHLBSF, one of 12 regional FHLBs. Each FHLB serves as a reserve or central bank for its members within its assigned geographic region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLBSF are required to be fully secured by sufficient collateral as determined by the FHLBSF. In addition, all long-term advances are restricted to providing funds for residential home financing.

                            California Thrift & Loan

     CTL is subject to supervision and regulation by the Commissioner of Corporations of the State of California (the "Commissioner") and, as a Federally insured depository institution, by the FDIC. In addition, CTL is subject to regulation in Arizona, Colorado, Illinois, Nevada, New Mexico, Oregon and Texas as a result of its operations in those states. The Company began implementing a significant restructuring of CTL in late 1996. This restructuring, when completed, may also include converting CTL to a "pure" finance company subject to supervision and regulation by the Commissioner only.

CALIFORNIA LAW

     The thrift and loan business conducted by CTL is governed by the California Industrial Loan Law and the rules and regulations of the Commissioner, which, among other things, regulate the issuance of certain thrift investment certificates as well as the collateral requirements and maximum maturities of the various types of loans that are permitted to be made by California-chartered industrial loan companies (also called thrift and loan companies).

     Subject to restrictions imposed by California law, CTL is permitted to make secured and unsecured consumer and non-consumer loans. The maximum term for repayment of loans made by thrift and loan companies ranges up to 40 years depending upon the type of collateral and priority of secured position, if any. Although non-consumer secured loans of fewer than 10 years may generally be repaid in unequal periodic payments, consumer loans must generally be repaid in substantially equal periodic payments. California law limits lending activities outside of California by thrift and loan companies to no more than 40% of total assets.

     California law contains extensive requirements for the diversification of the loan portfolios of thrift and loan companies. A thrift and loan with outstanding investment certificates may not, among other things, place more than 25% of its loans or other obligations in loans or obligations which are secured only partially, but not primarily, by real property; may not make any one loan secured primarily by improved real property which exceeds 20% of its paid-up and unimpaired capital stock and surplus not available for dividends (10% for unimproved property); may not lend an amount in excess of 5% of its paid-up and unimpaired capital stock and surplus not available for dividends upon the security of the stock of any one corporation; may not make loans to, or hold the obligations of, any one person as primary obligor in an aggregate principal amount exceeding 20% of its paid-up and unimpaired capital stock and surplus not available for dividends (5% if the loans are unsecured); may not have outstanding leases which exceed 20% of the thrift's aggregate receivables; and may have no more than 70% of its total assets consisting of loans which have remaining terms to maturity in excess of seven years and are secured solely or primarily by real property. Loans that are for the purchase or refinance of residential property, are salable in the secondary market and are owned by the company for less than 90 days are considered to have a remaining term less than seven years for this purpose. Any loan insured by a federal or state agency is also deemed to have a term of less than seven years for this purpose. Management believes that CTL can maintain compliance with such regulatory requirements by managing the mix of its assets and loans without any material adverse impact on earnings or liquidity.

     A thrift and loan generally may not make any loan to, or hold an obligation of, any of its directors or officers or any director or officer of its holding company or affiliates, except in specified cases and subject to regulation by the Commissioner. A thrift and loan also may not make any loan to, or hold any obligation of, any of its stockholders or any stockholder of its holding company or affiliates, except that this prohibition does not apply to persons who own less than 10% of the stock of a holding company or affiliates which are listed on a national securities exchange.

     A thrift and loan is subject to certain leverage limitations which are not generally applicable to commercial banks or savings and loan associations, but these are generally preempted by stricter federal rules. The Commissioner may limit the amount of brokered deposits a thrift and loan may have outstanding. The limit on CTL's brokered deposits is $100 million.

     Thrift and loan companies are not permitted to borrow, except by the sale of thrift investment certificates, in an amount exceeding 300% of tangible net worth, surplus and undivided profits without the Commissioner's prior consent. All sums borrowed in excess of 150% of tangible net worth, surplus and undivided profits must be unsecured borrowings or, if secured, approved in advance by the Commissioner, and be included as thrift investment certificates for purposes of computing the maximum amount of certificates a thrift and loan may issue. However, collateralized Federal Home Loan Bank advances are excluded for this test of secured borrowings and are not specifically limited by California law.

     Under California law, thrift and loan companies are generally limited to investments, other than loans, that are legal investments for commercial banks. Current policy of the Commissioner prohibits investment in subsidiary companies. California commercial banks are prohibited from investing an amount exceeding 15% of stockholders' equity in the securities of any one issuer, except for specified obligations of the United States, California and local governments and agencies. A thrift and loan company may acquire real property only in satisfaction of debts previously contracted, pursuant to certain foreclosure transactions or as may be necessary for the transaction of its business, in which case such investment is limited to one-third of a thrift and loan's paid-in capital stock and surplus not available for dividends. Management believes it is in compliance with these requirements.

     The California Industrial Loan Law allows a thrift and loan to increase its secondary capital by issuing interest-bearing capital notes in the form of subordinated notes and debentures. Such notes are not deposits and are not insured by the FDIC or any other governmental agency, and generally are required to have a maturity of at least seven years, and are subordinated to thrift investment certificate holders, general creditors and secured creditors of the issuing thrift.

     Although investment authority and other activities that may be engaged in by CTL generally are prescribed under the California Industrial Loan Law, certain federal laws may limit CTL's ability to engage in certain activities that otherwise are authorized under the California Industrial Loan Law. See "Federal Law" below.

FEDERAL LAW

     CTL's thrift investment certificates are insured by the Bank Insurance Fund (the "BIF") administered by the FDIC to the full extent by law. As an insurer of deposits, the FDIC issues regulations, conducts examinations, requires the filing of reports and generally supervises the operations of institutions to which it provides deposit insurance. The FDIC is also the federal agency charged with regulating state-chartered banks that are not members of the Federal Reserve System. For this purpose, CTL is considered to be a state-chartered bank. The approval or non-objection of the FDIC is required prior to any merger, consolidation or acquisition of control of CTL, and prior to the establishment or relocation of a branch office facility of CTL. An acquirer may be deemed to control CTL if it holds, directly or indirectly or acting in concert with others, 10% or more of a class of voting stock of CTL. This supervision and regulation is intended primarily for the protection of depositors.

     FDIC Insurance Assessments and Regulatory Capital. All FDIC-insured institutions pay semi-annual assessments against deposit balances. CTL paid 23 cents per $100 of deposits effective January 1, 1994 based on its "well-capitalized" status. The FDIC reduced deposit insurance premium rates to 4 cents per $100 of deposits effective June 1, 1995, and then reduced the annual deposit insurance premium to a flat $2,000 effective January 1, 1996. CTL's capital ratios at December 31, 1996 placed it in the "well capitalized" category.

     Brokered Deposits and Benefit Plan Deposits. An undercapitalized bank cannot accept, renew, or roll over deposits obtained through a deposit broker, and may not solicit deposits by offering interest rates that are more than 75 basis points higher than market rates. Banks that are adequately capitalized but not well capitalized must obtain a waiver from the FDIC in order to accept, renew or roll over brokered deposits, and even if a waiver is granted may not solicit deposits, through a broker or otherwise, by offering interest rates that exceed market rates by more than 75 basis points. Similarly, the ability to accept benefit plan deposits with pass-through deposit insurance (for each plan beneficiary) is tied to capitalization levels. CTL is well capitalized, and therefore may accept brokered deposits and benefit plan deposits free from these restrictions.

     Fair Lending Laws. The Federal government announced a policy of strict enforcement of laws that prohibit discrimination against protected groups in lending and require banking institutions to serve the credit needs of their communities. Federal regulations seek to measure whether a retail institution, such as CTL, is adequately serving the credit needs of low and moderate income communities in its markets. Management believes that CTL's lending practices and other policies fully comply with current law.

     Restrictions on Activities. Under FDIC regulations, CTL may not engage as principal in any activities that are not permissible for national banks and their subsidiaries unless (i) CTL meets the applicable FDIC capital standards described above, and (ii) the FDIC has determined that the activity would pose no significant risk to the BIF. The types of consumer finance, real property lending (including second mortgage lending) and equipment leasing activities conducted by CTL have been determined by the Office of the Comptroller of the Currency to be permissible activities for national banks.

     CTL is prohibited, under both federal and state laws, from engaging in certain tying arrangements in connection with an extension of credit, sale or lease of property or provision of services. For example, with certain exceptions, CTL may not require a customer to obtain other services provided by CTL and may not require the customer to promise not to obtain other services from a competitor as a condition to an extension of credit or reduced consideration for credit to the customer.

     In addition, federal law imposes restrictions on transactions between CTL and its affiliates. All such transactions, including leases and service contracts, must be on terms and under circumstances that are substantially the same, or at least as favorable to CTL, as those prevailing at the time for comparable transactions involving non-affiliated companies. Affiliate transactions are also subject to certain quantitative limits.

OTHER SUBSIDIARIES

     Previously, the Company had invested in real estate with various joint venture partners for the development of single family homes through Regent Financial Corporation, a subsidiary of the Company, and Bay View Financial Corporation ("BVFC"), a subsidiary of BVFB. BVFC is a wholly owned service corporation subsidiary of BVFB with the power to engage generally in service corporation activities, and has three subsidiaries: Bay View Auxiliary Corporation, Bay Counties Insurance Agency, Inc. and Carquinez Reserve, Inc. During 1993, the Company curtailed its participation in real estate joint ventures and sold off all of its related interests in these type of ventures. The Company has no current plans to re-enter this type of business. At present, these subsidiaries of BVFB are principally inactive and were insignificant to the Company's operations during 1996 and 1995.

     MoneyCare, Inc. ("MoneyCare"), a wholly owned subsidiary of BVFB, is also a service corporation. The primary activity of MoneyCare is to sell uninsured investment products such as mutual funds and annuities under an arrangement with CoreLink Financial Inc. MoneyCare receives commissions on sales of such products. BVFB stresses cross-selling to improve profitability and solidify customer relationships.

EMPLOYEES

     At December 31, 1996, the Company had a total of 576 employees on a full-time equivalent ("FTE") basis (383 FTE at BVFB and 193 FTE at CTL). The Company's employees are not represented by any collective bargaining groups. The Company considers its relations with its employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the executive officers of the Registrant.

                                                                    YEAR
        NAME              AGE              POSITION               APPOINTED
-----------------------  -----  -------------------------------   ---------
Edward H. Sondker          49   Director, President and Chief       1995
                                Executive Officer
Robert J. Flax             47   Executive Vice President,           1985
                                General Counsel and Corporate
                                Secretary
David A. Heaberlin         47   Executive Vice President and        1995
                                Chief Financial Officer
John N. Buckley            39   Senior Vice President and           1994
                                Director of Credit
                                Administration for the Company
                                and BVFB
Cynthia L. Hart            49   Senior Vice President and           1992
                                Director of Banking Centers
                                for the Company and BVFB

     The business experience of each of the executive officers of the Company is as follows:

     Mr. Sondker has been a Director, President and Chief Executive Officer of the Company since 1995. He joined BVFB in August 1995 as President and Chief Executive Officer. Previously, he served as President and Chief Executive Officer of Independence One Bank of California, FSB, a subsidiary of Michigan National Corporation. From 1985 to 1990, he was the President and Chief Executive Officer of La Jolla Bank & Trust Company. Prior to 1985, Mr. Sondker held executive and management positions with a community bank holding company in Kansas City, Missouri.

     Mr. Flax has been Executive Vice President and General Counsel of BVFB since 1985 and has served in various capacities since 1980. He has served as Executive Vice President, General Counsel and Corporate Secretary of the Company since its formation. Before joining BVFB, he was a trial attorney in private practice in San Francisco from 1976 to 1980.

     Mr. Heaberlin has been Executive Vice President and Chief Financial Officer since November 1995. Previously, he served as Senior Vice President and Chief Financial Officer for First California/Mortgage Service America. During 1993 and 1994, he was Executive Vice President and Treasurer of ITT Residential Capital Corporation. Prior to ITT, he was Executive Vice President for Numerica Financial Corporation, a multi-bank holding company located in Manchester, New Hampshire. He has over 20 years experience in commercial banking, savings banks and the financial services industry. Mr. Heaberlin is a Certified Public Accountant.

     Mr. Buckley has been Senior Vice President and Director of Credit Administration since January 1995 and Manager of Credit Administration and Asset Management since June 1994. He joined BVFB in September 1993. Previously, he served at Bank of America in various capacities from 1985 to 1993. His last position was Vice President and Regional Credit Administrator for the Real Estate Industries Division at Bank of America.

     Ms. Hart has been Senior Vice President and Director of Banking Centers since January 1995 and Asset Management Manager of BVFB since 1992. She was a Portfolio Manager with HomeFed Bank from 1991 to 1992, and was with the Bank of New England from 1990 to 1991 as a Group Leader of Controlled Loans. From 1988 to 1990, she was with American Savings Bank as a Senior Asset Manager, and from 1986 to 1988, she was Director of Asset Quality for the FHLBSF.

     There is no family relationship among the above officers. All executive officers serve at the pleasure of the Board of Directors.


ITEM 2.   PROPERTIES
--------------------

     As of December 31, 1996, BVFB occupies 25 of its 26 banking centers and the administrative corporate office for the Company under operating lease arrangements expiring at various dates through 2012. BVFB owns the property in which one of its banking centers is located. In 1996, the Company sold its corporate office complex and entered into an operating lease arrangement for new facilities.

     As of December 31, 1996, CTL occupies 19 offices under operating lease arrangements expiring on various dates through 2006. In 1996, CTLs corporate office complex was sold and CTL relocated its administrative offices.


ITEM 3.   LEGAL PROCEEDINGS
---------------------------

     See Note 19 of the Consolidated Financial Statement Notes at Item 8.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

     No matter was submitted for a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1996.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------------------------------------------------------------------------------

     The Company's common stock (symbol: BVFS) is traded on the NASDAQ National Market. At December 31, 1996, there were 6,674,635 shares of the Company's common stock outstanding, which were owned by 1,441 shareholders of record. The following is a summary of year-end values for 1996 and 1995.

                                             DECEMBER 31,         DECEMBER 31,
                                                 1996                 1995
                                             ------------         ------------
Stock price                                     $42 3/8              $28 1/2
Book value per share                            $29.97               $29.29
Price/book ratio                                   141%                  97%
Tangible book value per share                   $28.45               $28.46
Price/tangible book ratio                          149%                 100%
Earnings (loss) per share                       $ 1.58               $(0.64)
Earnings multiple                                 26.8                  N/A
Core earnings per share (note 1)                $ 2.55               $ 0.91
Core earnings multiple                            16.6                 31.3
Tangible cash earnings per share (note 2)       $ 2.93               $ 1.32
Tangible cash earnings multiple                   14.5                 21.6

     The following is a summary of selected financial ratios excluding special mention items and SAIF recapitalization assessment for 1996 and fourth quarter nonrecurring charges for 1995. See also Item 6 for these selected financial ratios including such items:

                                             DECEMBER 31,         DECEMBER 31,
                                                 1996                 1995
                                             ------------         ------------
Ratio of general and administrative
 expenses to average assets                      1.65%                1.53%
Efficiency ratio                                58.04%               73.46%
Return on average assets                         0.55%                0.21%
Return on average equity                         8.70%                2.99%
Dividend payout ratio                           23.92%               65.93%

     The following is a summary of selected quarterly financial data, stock price activity and dividends declared for 1996 and 1995:

                                                 YEAR ENDED DECEMBER 31, 1996
                                       -----------------------------------------------
(DOLLARS IN THOUSANDS                    FIRST        SECOND       THIRD      FOURTH
EXCEPT PER SHARE AMOUNTS)               QUARTER      QUARTER      QUARTER     QUARTER
                                       ---------    ---------    ---------   ---------
Core earnings (note 1)                  $ 3,993      $ 4,216      $ 4,648     $ 4,868
Per share data:
  Core earnings (note 1)                $  0.56      $  0.60      $  0.67     $  0.72
  Tangible cash earnings (note 2)       $  0.62      $  0.68      $  0.83     $  0.80

Stock price - high                      $33 1/8      $35 1/2      $39 1/4     $43 1/2
Stock price - low                       $26 1/4      $30 1/4      $    32     $34 3/4
Dividends                               $  0.15      $  0.15      $  0.15     $  0.16

                                                      YEAR ENDED DECEMBER 31, 1995
                                            -----------------------------------------------
(DOLLARS IN THOUSANDS                         FIRST        SECOND       THIRD      FOURTH
EXCEPT PER SHARE AMOUNTS)                    QUARTER      QUARTER      QUARTER     QUARTER
                                            ---------    ---------    ---------   ---------
Core earnings (loss) (note 1)                $ 2,443      $  (749)     $ 2,276     $ 2,676
Per share data:
  Core earnings (loss) (note 1)              $  0.34      $ (0.10)     $  0.31     $  0.36
  Tangible cash earnings (loss) (note 2)     $  0.40      $ (0.04)     $  0.37     $  0.59

Stock price - high                           $23 1/4      $27 7/8      $28 1/2     $29 3/4
Stock price - low                            $17 3/4      $22 1/4      $    24     $    26
Dividends                                    $  0.15      $  0.15      $  0.15     $  0.15

Note:

(1) Core earnings are calculated excluding the one-time SAIF recapitalization assessment of $6.7 million ($0.97 per share) for 1996 and excluding fourth quarter 1995 nonrecurring charges of $11.3 million ($1.55 per share).

(2) The tangible cash earnings calculation is based on core earnings excluding charges tied to the market value of the Company's shares related to management incentive plans, the Employee Stock Ownership Plan and non-cash charges associated with the amortization of intangibles. The following table shows the components of tangible cash earnings for the respective periods:

                                    DECEMBER 31,   DECEMBER 31,
                                        1996           1995
                                    ------------   ------------
Core earnings                         $17,725         $6,646
Adjustments:
   Amortization of intangibles          1,746          2,758
   ESOP                                   222            203
   Management incentive plans             690              -
                                    ------------   ------------
Tangible cash earnings                $20,383         $9,607
                                    ============   ============

     The ability of the Company to pay dividends may be limited by certain regulatory restrictions. "See Supervision and Regulatory Limitations on Dividends and Other Capital Distributions" at Item 1 and Note 14 of the Consolidated Financial Statements at Item 8.

     On May 28, 1996, the Company completed the sale of $50 million of 8.42% Senior debentures (the "Debentures") which were not registered under the Securities Act of 1933, as amended (the "Securities Act"), in a private placement under Section 4(2) of the Securities Act. The debentures were sold only to (i) "qualified institutional buyers," as defined in, and in accordance with, Rule 144A under the Securities Act and (ii) a small number of private investment companies, each of which had assets of at least $20 million and was an "accredited investor" as defined in, and in accordance with, Regulation D under the Securities Act. The aggregate offering price was $50 million. Keefe, Bruyette & Woods, Inc. acted as placement agent on a best efforts basis in connection with the sale of the Debentures. For its services as placement agent, Keefe, Bruyette & Woods, Inc. received $700,000 in commissions.

ITEM 6.  SELECTED FINANCIAL DATA - FIVE-YEAR FINANCIAL INFORMATION (INCLUDING
-----------------------------------------------------------------------------
CTL EFFECTIVE JUNE 1, 1996) (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
---------------------------------------------------------------------------

                                                                 DECEMBER 31,
                                         -------------------------------------------------------------
                                            1996         1995         1994         1993        1992
                                         ----------   ----------   ----------   ----------   ---------
SELECTED BALANCE SHEET INFORMATION

Total assets                             $3,300,262   $3,004,496   $3,166,529   $2,663,542   $2,586,775
Investment securities                        29,006       47,963       32,841       11,399       23,231
Mortgage-backed securities                  577,613      731,378      921,680      718,696      457,215
Loans receivable                          2,474,717    2,062,268    2,054,563    1,776,820    1,943,346
Customer deposits                         1,763,967    1,819,840    1,707,376    1,694,263    1,488,252
Borrowings                                1,245,537      941,465    1,219,958      741,414      884,479
Stockholders' equity                        200,062      207,977      217,315      210,976      196,869

                                                              YEAR ENDED DECEMBER 31,
                                         ---------------------------------------------------------------
                                             1996         1995         1994         1993         1992
                                         -----------   ----------   ----------   ----------   ----------
SELECTED RESULTS OF OPERATIONS
INFORMATION

Interest income                            $ 241,755    $ 216,463    $ 197,326    $ 191,526    $ 219,834
Interest expense                            (160,773)    (160,547)    (130,401)    (121,850)    (148,295)
                                           ---------    ---------    ---------    ---------    ---------
Net interest income                           80,982       55,916       66,925       69,676       71,539
Provision for losses on loans                 (1,898)      (4,284)      (2,367)      (7,031)     (24,953)
Gain (loss) on loans and securities           (1,453)      (2,510)      (1,081)       1,091          378
Other income                                  10,017        8,652        8,619        8,465        6,708
Equity in loss of real estate joint                -            -            -            -       (1,275)
 ventures
Provision for losses on real estate              103         (749)        (145)        (819)      (1,872)
SAIF recapitalization assessment             (11,750)           -            -            -            -
Other expenses                               (56,755)     (59,879)     (49,610)     (48,976)     (40,834)
                                           ---------    ---------    ---------    ---------    ---------
Income (loss) before income tax expense       19,246       (2,854)      22,341       22,406        9,691
Income tax (expense) benefit                  (8,277)         708       (7,828)      (9,765)      (3,596)
Cumulative effect of accounting change             -            -            -            -        4,197
Extraordinary items, net of tax                    -       (2,544)           -         (132)        (265)
                                           ---------    ---------    ---------    ---------    ---------
Net income (loss)                          $  10,969    $  (4,690)   $  14,513    $  12,509    $  10,027
                                           =========    =========    =========    =========    =========

Primary earnings (loss) per share:
Income before cumulative effect of
 accounting                                $    1.58    $   (0.29)   $    2.02    $    1.80    $    0.89
  change and extraordinary items
Net income (loss)                          $    1.58    $   (0.64)   $    2.02    $    1.78    $    1.47
Dividends per share                        $    0.61    $    0.60    $    0.60    $    0.60    $    0.60



SELECTED OTHER INFORMATION

Net interest margin                             2.57%        1.86%        2.34%        2.74%        2.84%
Ratio of general and administrative
  expenses to average assets                    1.84%        1.84%        1.59%        1.78%        1.51%
Efficiency ratio                               64.79%       88.30%       62.60%       59.98%       49.95%
Return on average assets                        0.34%      (0.15)%        0.49%        0.47%        0.38%
Return on average equity                        5.39%      (2.11)%        6.79%        6.14%        5.10%
Dividend payout ratio                          38.61%     (93.75)%       29.70%       33.71%       40.82%
Book value per share                       $   29.97    $   29.29    $   30.32    $   29.90    $   28.65
Tangible book value per share              $   28.45    $   28.46    $   28.95    $   28.17    $   27.55
Average capital/average assets                  6.37%        7.17%        7.17%        7.61%        7.47%
Ratio of capital to total assets                6.06%        6.92%        6.86%        7.92%        7.61%
Nonperforming assets                       $  24,310    $  38,811    $  50,577    $  72,365    $  69,301
   Ratio to total assets                        0.74%        1.29%        1.60%        2.72%        2.68%
Troubled debt restructures                 $     509    $  15,641    $  13,948    $  14,188    $  20,791
   Ratio to total assets                        0.02%        0.52%        0.44%        0.53%        0.80%

ITEM 7.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
--------------------------------------------------------------------------
RESULTS OF OPERATION
--------------------

                                     INDEX

Strategic Overview..............................................................   20
Acquisition of California Thrift & Loan.........................................   23
Results of Operations...........................................................   25
   Net Interest Income..........................................................   27
Interest Income.................................................................   30
   Interest Income on Loans Receivable..........................................   30
   Interest Income on Mortgage-backed Securities................................   30
   Interest and Dividends on Investments........................................   30
Interest Expense................................................................   31
   Interest Expense on Customer Deposits........................................   31
   Interest Expense on Borrowings...............................................   32
Provision for Losses on Loans...................................................   33
Noninterest Income..............................................................   33
Noninterest Expense.............................................................   33
   General and Administrative Expense...........................................   33
   SAIF Recapitalization Assessment.............................................   35
   Income and Expenses from Real Estate Owned...................................   35
   Amortization and Write-down of Intangibles...................................   35
   Income Taxes.................................................................   36
   Extraordinary Item...........................................................   36
Balance Sheet Analysis..........................................................   37
   Securities...................................................................   37
   Loans and Real Estate Owned..................................................   39
       Loan Portfolio Composition...............................................   39
       Loan Originations, Purchases and Sales...................................   40
       Delinquent, Nonaccrual and Restructured Loans............................   41
       Loans Delinquent 60 days or More.........................................   41
       Nonperforming Assets, Troubled Debt Restructures and Real Estate Owned...   41
   Allowance for Losses on Loans................................................   43
   Retail Customer Deposits.....................................................   45
   Borrowings...................................................................   47
Asset/Liability Management......................................................   48
   General......................................................................   48
   Interest Rate Risk...........................................................   48
   Interest Rate Sensitivity....................................................   49
Liquidity and Capital Resources.................................................   52
   Liquidity....................................................................   52
   Capital Resources............................................................   53
Impact of New Accounting Standards..............................................   54
Impact of Inflation and Changing Prices.........................................   54

                               STRATEGIC OVERVIEW
                               ------------------

     The Company has been aggressively restructuring and diversifying its operations since late 1995. The following is an overview of the principal strategies being pursued and the most significant actions implemented thus far.

THE COMPANY'S MISSION STATEMENT

     To build a diversified financial services company by investing in and creating niche lending generating companies that originate high yielding assets and maximizing per share market value.

THE COMPANY'S CAPITAL STRATEGY

     In order to realize the Company's objectives, management is pursuing a capital strategy that encompasses the following:

     1. To de-emphasize the less profitable elements of the Company's subsidiaries.

     2. To return the capital of subsidiaries in excess of the regulatory "well capitalized" requirement to the Company.

     3. To redeploy excess capital to generate a more profitable, risk-based return or repurchase shares.

     4.  To increase the velocity of capital utilization.

BAY VIEW FEDERAL BANK STRATEGIES

     BVFB has 26 branches servicing primarily the San Francisco Bay Area. Its principal business consists of attracting deposits from the general public and using those deposits, together with borrowings, to originate loans secured by real estate. Historically, BVFB's performance has been negatively impacted by weak retail asset origination (primarily COFI-based, commodity oriented mortgage products), high general and administrative expenses and also unfavorable interest rate risk exposure. In addition, BVFB had purchased mortgage-backed securities ("MBS") when high quality loan production was not available.

     In 1996, management redirected BVFB's strategic focus to concentrate on enhancing the deposit franchise and (beginning in late 1995) the restructuring of the wholesale (MBS/borrowings) portion of the balance sheet. As a result, transaction accounts as a percentage of total deposits increased to 30.3% at December 31, 1996 from approximately 20% at year-end 1995. In addition, BVFB prepaid a significant portion of its high cost borrowings and also sold certain MBS from its available-for-sale portfolio to mitigate its interest rate risk exposure. At December 31, 1996, BVFB had entered into interest rate swaps with notional amounts of $421 million which provide interest rate risk protection by matching the floating interest rate risk of its balance sheet. Including the effect of interest rate swaps, interest rate risk sensitivity estimated by management (as measured by the change in the net portfolio value of equity as a percentage of the present value of assets from an immediate 200 basis point increase/decrease in interest rates) was 1.15% and 0.79% at December 31, 1996 and 1995, respectively, as compared to 3.02% at December 31, 1994.

CALIFORNIA THRIFT & LOAN STRATEGIES

     CTL is the Company's consumer finance subsidiary which underwrites and purchases primarily high quality, high yielding auto loans and has successfully carved out a niche in the increasingly competitive auto finance industry. The Company acquired CTL in June 1996 and the acquisition was accounted for under the purchase accounting method. It is currently headquartered in Covina, California and operates 19 offices throughout California and western United States.

     The Company's focus at CTL is to capture asset values and increase the velocity of capital utilization. As a result, the Company's management began implementing a significant restructuring of CTL's balance sheet in late 1996. The following summarizes the status of those actions.

Sale of Equipment Leasing Portfolio
-----------------------------------

     CTL signed a definitive agreement for the sale of its entire equipment leasing portfolio for cash. The leases sold aggregated $60 million and this transaction closed in December, 1996. The proceeds from this transaction slightly exceeded the value established during the purchase accounting valuation process. This sale combined with other restructuring efforts outlined herein enabled CTL to return $15 million of capital to the Company for redeployment on December 31, 1996.

Reduction of High Cost Customer Deposits
----------------------------------------

     CTL's customer deposits are primarily comprised of thrift certificates which are similar to certificates of deposit with the exception that they are callable at par plus accrued interest. When thrift certificates are purchased by customers, CTL reserves the right to repurchase the certificates at any time upon thirty days notice. Utilizing this call provision, CTL redeemed the higher cost component (higher than BVFB's incremental borrowing cost) of these deposits at face value (approximately $267 million) as of December 31, 1996.

     The remainder of the CTL customer deposits (which are lower cost than BVFB's incremental borrowing cost) will be sold to BVFB. An application for the approval of the sale of these deposits to BVFB has been filed with the OTS. The sale is anticipated to be completed during the first quarter of 1997 and will allow CTL to further return approximately $8 million of capital to the Company.

Sale and Securitization of Auto Loan Portfolio
----------------------------------------------

     CTL intends to sell a portion of its auto loan portfolio to BVSC, a Delaware corporation formed for the purpose of issuing asset-backed securities through a trust. The sale of the auto loans is expected to enable CTL to return approximately $25 million of capital to the Company.

     The premium arising from the sale of the auto loan portfolio has been recorded as part of the purchase accounting valuations related to the June 1996 acquisition of CTL. In conjunction with the decision to securitize the auto loan portfolio, management entered into certain hedges which materially insulated the purchase accounting valuation from movements in interest rates.

     In November 1996, BVSC filed with the Securities and Exchange Commission ("SEC") a shelf registration statement on Form S-3 for $500 million of automobile receivable-backed securities. The shelf registration statement was declared effective by the SEC and in January 1997, $253 million of such securities were issued pursuant to this shelf registration. Capital Markets Assurance Corporation provided credit enhancement of this initial transaction.

     BVFB has entered into a strategic alliance with Ultra Funding, Ltd., a Texas limited partnership, to purchase motor vehicle installment contracts ("auto receivables") originated by Ultra. These auto receivables are serviced by CTL and are anticipated to be securitized on a periodic basis together with the future production from CTL. Management expects Ultra to be a significant component (current production approximates $3 - $4 million per month) of its expanding consumer finance strategy.

     The actions described above are consistent with the Company's capital strategy to increase the velocity of capital utilization, de-emphasize less profitable activities and return the capital of subsidiaries in excess of the regulatory "well capitalized" requirement to the Company. The Company expects to utilize the estimated $48 million of capital being returned by CTL to aggressively pursue accretive acquisition opportunities and/or repurchase additional shares. See discussion on "Capital Redeployment Strategies".

CAPITAL REDEPLOYMENT STRATEGIES

Stock Repurchase Program
------------------------

     The Company's outstanding shares of common stock at December 31, 1996 and 1995 were 6,674,635 shares and 7,101,590 shares, respectively. The decrease in the number of outstanding shares was primarily attributable to the repurchase of 495,000 shares in 1996 partially offset by the exercise of stock options. As a result of the stock repurchases, weighted average shares outstanding (including certain common stock equivalents) used for earnings per share calculations has decreased from 7,293,492 shares for 1995 to 6,949,919 shares for 1996, a decrease of approximately 4.9%. The Company's share repurchases during 1995 and 1996 completed its previously announced intention to repurchase 800,000 shares of common stock. These shares were repurchased at an average cost of $31.97.

     In January 1997, the Company approved a further repurchase program of $25 million to further redeploy its excess capital. This authorization should enable the Company to repurchase approximately 475,000 shares (based on most recent share price of $52.875) bringing the aggregate repurchases to approximately 1.3 million shares or 17.5% of the 7.4 million shares outstanding when the initial share repurchase program was approved.

Acquisition of EXXE Data Corporation/Concord Growth Corporation
---------------------------------------------------------------

     In January 1997, the Company signed a definitive agreement to acquire EXXE Data Corporation ("EXXE") and its wholly owned nationwide commercial finance subsidiary, Concord Growth Corporation ("CGC"). Under the terms of the definitive agreement, holders of EXXE capital stock, warrants and options will receive an initial aggregate payment of $19.8 million at closing and will be entitled to potential future payments, dependent on the future financial performance of CGC, of up to $34 million.

     The Company estimates that the first full year EPS enhancement from this transaction will approximate $.14 per share or $.05 (50%+) more than the estimated $.09 per share benefit that which would be achieved from utilizing the $19.8 million to repurchase shares of the Company's common stock. The closing payment of $19.8 million constitutes approximately 9.4 times the estimated initial year net income for CGC. Cash basis EPS enhancement from this transaction, which excludes the amortization of goodwill arising from the transaction, is estimated at $.30 for the first full year of operations or more than 300% better than that which would be achieved by utilizing the $19.8 million to repurchase the Company shares. When measured against the first full year cash basis EPS, the closing payment of $19.8 million represents approximately 6.2 times the initial year earnings estimate for CGC. The Company expects, for the twelve months following the completion of the CGC acquisition, that consumer and commercial finance activities will contribute approximately 20% of the Company's consolidated profits.

     The acquisition of EXXE/CGC will be accounted for as a purchase and is expected to be completed during March 1997. Subject to the approval of EXXE shareholders, the purchase price is currently estimated to exceed the fair value of the net assets acquired by $16.5 million which the Company anticipates amortizing over a 15 year period. CGC is expected to be a stand-alone subsidiary of the Company.

Other Capital Strategies
------------------------

     The Company has estimated that capital of $48 million would be returned from CTL in connection with the sales of CTL's auto loans and the subsequent securitization of such assets by BVSC and balance sheet restructuring of CTL. The capital returned from CTL when combined with excess capital available at BVFB and excess cash at the Company would approximate more than $80 million.

     The Company is currently contemplating the issuance of commercial paper and the issuance of subordinated notes by BVFB. The commercial paper issuance would be utilized as a funding alternative for CGC, CTL and certain BVFB assets. The subordinated notes would be utilized to expand BVFB's Tier II regulatory capital and reduce Tier I capital. Management estimates that these actions combined with 1997 earnings will enable the Company to generate at least $40 million of additional capital for redeployment.

     The EXXE/CGC acquisition and the $25 million share repurchase will redeploy roughly $50 million of the $80 million currently available. Following the completion of these transactions, the Company estimates that at least $70 million of capital remains available for redeployment during 1997.

     The Company expects to continue utilizing this capital pool to aggressively pursue accretive acquisition opportunities to expand its commercial and consumer finance platforms. Management will also continue to explore the acquisition of other potential high quality niche origination capabilities, as well as opportunities to further enhance the BVFB deposit franchise. These acquisition activities are likely to be combined with further future share repurchases.

                    ACQUISITION OF CALIFORNIA THRIFT & LOAN

     On June 14, 1996, the Company acquired CTL Credit, Inc. ("CTL Credit"), a Delaware corporation and the holding company for CTL. In connection with the acquisition, CTL Credit was liquidated with its assets transferred to and liabilities assumed by the Company, and CTL became a stand-alone subsidiary of the Company and a sister bank to BVFB.

     The Company acquired all of the outstanding common stock of CTL Credit for $18.00 per share, or total cash consideration of approximately $62 million, which was funded with existing cash and borrowings. During May 1996, the Company issued $50 million in Senior Debentures yielding 8.42% (all-in cost was 8.91% annualized), and $26 million of the proceeds were used to finance the CTL Credit acquisition. The residual proceeds of the debt offering will be utilized for future accretive acquisitions or other business purposes deemed to enhance shareholder value, such as the repurchase of the Company's common stock, if warranted (see "Capital Redeployment Strategies").

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

                                                     REVISED PURCHASE ACCOUNTING
                                                              ALLOCATION
                                                 -----------------------------------
                                                  INITIAL                    REVISED
(DOLLARS IN MILLIONS)                            ESTIMATE    ADJUSTMENTS    ESTIMATE
                                                 --------    -----------    --------

Cash paid                                         $ 62.2       $    -        $ 62.2
Cash and cash equivalents acquired from CTL         (1.4)           -          (1.4)
Acquisition costs                                    0.4          0.6           1.0
                                                  ------       ------        ------
     Total purchase price                           61.2          0.6          61.8

Liabilities assumed
   Deposits                                        456.9            -         456.9
   Debt                                              6.3            -           6.3
   Deferred tax                                     (1.5)         8.5           7.0
   Other liabilities                                 6.2          0.1           6.3
                                                  ------       ------        ------
       Total purchase price and assumed
        liabilities                                529.1          9.2         538.3

Less fair value of acquired assets
   Cash and cash equivalents                         0.3                        0.3
   Securities                                       17.5                       17.5
   Loans                                           481.5         20.8         502.3
   Fixed assets                                      3.4          0.3           3.7
   Real estate owned                                 2.2         (0.4)          1.8
   Other assets                                      5.8         (0.1)          5.7
                                                  ------       ------        ------
Cost in excess of fair value of net
 assets acquired                                  $ 18.4       $(11.4)       $  7.0
                                                  ======       ======        ======

SIGNIFICANT PURCHASE PRICE ALLOCATION ASSUMPTIONS

     The significant assumptions utilized in association with the purchase accounting valuations as of the date of acquisition are as follows:

A. The estimated fair value of loans held for investment was determined by discounting the applicable cash flows at the market rate as of the effective date of the acquisition. The market rate represents the corresponding yield that a willing buyer would receive as a result of the sale of similar loans issued to borrowers of similar credit risk. The applicable cash flows represent the projected loan payments, net of estimated prepayments based on historical experience and published data for similar loans. Fair values of loans held for sale are based on prices for similar loans in the secondary market. The initial estimate of the fair value of the loan portfolio was based on carrying amounts. The adjustment was based on fair values that management expects to realize from the sale of such loans.

B. The adjustment to real estate owned represents a write-down based on a revised evaluation of the fair value less estimated costs to sell.

C. The adjustment to fixed assets is based on a revised estimate of the proceeds from the sale of the building (sale closed in December 1996) used as the corporate headquarters of CTL.

D. The adjustment to other liabilities represents reserves established for costs to be incurred from terminating lease obligations, data processing activities and CTL's employee automobile program. The adjustment also includes costs associated with termination and integration of certain employee functions.

E. No adjustment has been made for valuations associated with the deposit portfolio. It was assumed that these liabilities will be sold to BVFB or retired at face value as selective assets are sold or securitized.

F. The adjustment related to deferred taxes represents the tax impact of all purchase accounting adjustments by applying enacted statutory taxes applicable to future years. This adjustment effectively represents the estimated future tax consequences associated with these purchase price valuations.

                             RESULTS OF OPERATIONS

     The Company reported consolidated net income of $11.0 million or $1.58 per share for the year ended December 31, 1996 (including CTL effective June 1,
1996) as compared to a consolidated net loss of $4.7 million or $0.64 per share for the year ended December 31, 1995 and consolidated net income of $14.5 million or $2.02 per share for the year ended December 31, 1994. Operating results for 1996 included a one-time charge of $6.7 million or $0.97 per share ($11.7 million pre-tax) relating to a special assessment to recapitalize the Savings Association Insurance Fund. Operating results for 1995 included certain nonrecurring charges of $11.3 million after tax ($18.0 million pre-tax) related to performance impediments which were eliminated to improve the Company's future profitability and enhance shareholder value. Excluding the impact of the SAIF recapitalization assessment in 1996 and the nonrecurring charges in 1995, the increase in earnings for 1996 over 1995 was primarily due to an improvement in net interest margin and lower general and administrative expenses as discussed further elsewhere herein.

SPECIAL MENTION ITEMS
---------------------

     Net income for the year ended December 31, 1996 contained certain items which deserve special mention. The impact of these items on full year 1996 earnings was a net decrease of $52,000 or $0.01 per share.

First Quarter 1996 (pretax)
------------------

The net impact of the following items on first quarter 1996 results was a net improvement of $109,000 after tax or $0.01 per share.

- $800,000 gain from the sale of and income received from certain real estate owned properties.

- $350,000 write-off of core deposit intangibles and fixed assets due to a branch closure.

- $260,000 loss resulting from the sale of approximately $24 million of mortgage-backed securities from the available-for-sale portfolio.

Second Quarter 1996 (pretax)
-------------------

The net impact of the following items on second quarter 1996 results was a net decrease of approximately $89,000 after tax or $0.01 per share.

- $770,000 gain from the sale of and income received from certain real estate owned properties.

- $500,000 additional write-down due to the sale of the corporate office complex which closed in the third quarter of 1996. The Company had provided a write-down of $7.1 million on this property in 1995.

- $425,000 write-down related to certain computer hardware and software. The computer-related write-down was directly related to the Company's decision to enter into a long-term information services technology agreement with BISYS Group, Inc.

Third Quarter 1996 (pretax)
------------------

The net impact of the following items on third quarter 1996 results was a net decrease of $72,000 after tax or $0.01 per share.

- $3.2 million gain from the sale of and income received from certain real estate owned properties.

- $2.0 million accrual for termination of data processing contracts and an additional write-down for computer hardware relating to the Company's long-term information services technology agreement with BISYS Group, Inc.

- $1.4 million of enhanced profitability resulting from purchase accounting valuations associated with the CTL assets being held-for-sale.

- $1.3 million loss accrual for lease obligations in excess of related sublease rentals resulting from unfavorable lease agreement terms.

-    $1.2 million expense accrual for long-term incentive plan awards.

- $210,000 accrual for downsizing loan operations and relocation of administrative functions.

Fourth Quarter 1996 (pretax)
-------------------

The net impact of the following items on fourth quarter 1996 results completely offset each other.

- $1.0 million of enhanced profitability resulting from purchase accounting valuations associated with the CTL assets being held-for-sale.

- $538,000 loss on sale of mortgage-backed securities and short sale of Treasury securities.

- $400,000 additional accrual for the termination of data processing contracts which was finalized during the fourth quarter of 1996.

- $80,000 net expense arising from the impact of the sale of the leasing portfolio partially offset by refunds of FDIC insurance premiums.

     The decrease in net income in 1995 compared with 1994 was primarily attributable to lower net interest income, nonrecurring charges relating to losses on the sale of mortgage-backed securities available-for-sale, severance payments relating to workforce reductions, fixed assets written-off, write-down of corporate office complex, write-down of intangibles and prepayment penalties on FHLBSF advances.

NET INTEREST INCOME

     Net interest income was $81.0 million for the year ended December 31, 1996 as compared to $55.9 million and $66.9 million for the years 1995 and 1994, respectively. The increase in net interest income for 1996 as compared to 1995 was primarily due to an improvement in net interest margin for BVFB which increased to 2.38% in 1996 from 1.86% in 1995 and also the impact of the acquisition of CTL. The decrease in net income in 1995 from 1994 was primarily attributable to a lower net interest margin, which declined to 1.86% in 1995 from 2.34% in 1994. The following table summarizes net interest income (excluding intercompany interest income/expense) for each of the years indicated:

                                                         YEAR ENDED DECEMBER 31,
                                   ------------------------------------------------------------------
                                           1996                    1995                   1994
                                   ---------------------   --------------------   -------------------
                                      NET         NET        NET         NET        NET         NET
                                   INTEREST    INTEREST    INTEREST   INTEREST    INTEREST   INTEREST
(DOLLARS IN THOUSANDS)              INCOME      MARGIN      INCOME     MARGIN      INCOME     MARGIN
                                   --------    --------    --------   --------    --------   --------
BBVFB                               $67,303      2.38%      $55,837     1.86%      $66,846     2.34%
CCTL (beginning June 1, 1996)        16,222      5.10             -      NA              -      NA
BBVCC                                (2,543)      NA             79      NA             79      NA
                                    -------      ----       -------     ----       -------     ----
BBVCC-Consolidated                  $80,982      2.57%      $55,916     1.86%      $66,925     2.34%
                                    =======      ====       =======     ====       =======     ====

Bay View Capital Corporation
----------------------------

     The net interest expense for BVCC in 1996 consists primarily of interest expense on $50 million of 8.42% senior debentures (all-in cost 8.91% annualized) issued in May 1996.

Bay View Federal Bank
---------------------

     BVFB's 1996 net interest margin was 2.38%, an increase of 52 basis points as compared to net interest margin of 1.86% for 1995. The improvement in net interest margin was primarily due to lower cost of funds related to retail deposits.

     The cost of retail deposits at December 31, 1996 was 4.60%, 24 basis points below COFI of 4.84%. The cost of retail deposits decreased by 64 basis points as compared to December 31, 1995. The decrease in the cost of retail deposits was primarily due to favorable repricing of certificates of deposit and an increase in transaction accounts which are at lower rates than certificates of deposit. As of December 31, 1996, transaction accounts as a percentage of total deposits increased to 30.3% from 21.3% and 22.2% at December 31, 1995 and 1994, respectively. The following table is a summary of cost of retail deposits for BVFB versus COFI as of December 31 for each of the years indicated:

                                 DECEMBER 31, 1996    DECEMBER 31, 1995    DECEMBER 31, 1994
                                 -----------------    -----------------    -----------------

   Cost of retail deposits              4.60%               5.24%                4.53%
   COFI                                 4.84                5.12                 4.37
                                 -----------------    -----------------    -----------------
   Spread above/(below) COFI           (0.24)%              0.12%                0.16%
                                 =================    =================    =================

     A significant portion of BVFB's adjustable rate loan portfolio is indexed to COFI which typically lags market interest rate movements. Generally, BFVB's net interest margin is favorably affected during periods of declining interest rates as the cost of BVFB's interest-bearing liabilities may adjust to market rates more quickly than the yield on its interest-earning assets. Conversely, during periods of rising interest rates, BVFB's net interest margin is unfavorably affected by this lag factor. The Federal Reserve began increasing the discount rate and/or federal funds rates in 1994 and as a result, the general interest rate environment was higher in 1996 as compared to 1995. The net interest margin in 1996 for BVFB was adversely affected by the movements in the

COFI as a result of the rising interest rates and BVFB's exposure to interest rate movements. However, the decrease in the cost of retail deposits more than offset the unfavorable impact of COFI in 1996 which resulted in an improvement in BVFB's net interest margin. Management actions in late 1995 and early 1996 which significantly reduced BVFB's exposure to interest rates also benefited the net interest margin during 1996 (see "Asset and Liability Management" for further discussion).

     The net interest margin was lower in 1995 as compared to 1994 primarily due to this lag factor compounded by higher cost of retail deposits and BVFB's exposure to interest rate movements.

California Thrift & Loan
------------------------

     CTL's 1996 net interest margin was 5.10%. As discussed elsewhere herein, the Company began implementing a significant restructuring of CTL's balance sheet in late 1996 which included a sale of its entire equipment leasing portfolio, reduction of high cost customer deposits, sale of its auto loan portfolio and subsequent securitization by BVSC.

     Average Balance Sheet. The following table sets forth certain information relating to the Company's consolidated statements of financial condition and reflects the average yields on interest-earning assets and average rates paid on interest-bearing liabilities for the years indicated. Such yields and rates are derived by dividing interest income or expense by the average balances of interest-earning assets of interest-bearing liabilities, respectively, for the periods shown. The yields for the periods indicated include the amortization of deferred loan origination fees, net of costs, which were considered adjustments to yield.

                                                               AVERAGE BALANCES, YIELDS AND RATES PAID
                                         --------------------------------------------------------------------------------------
                                                                        YEARS ENDED DECEMBER 31,
                                         --------------------------------------------------------------------------------------
                                                            1996                                         1995
                                         ----------------------------------------      ----------------------------------------
                                           AVERAGE         ACTUAL       AVERAGE          AVERAGE         ACTUAL       AVERAGE
                                           BALANCE        INTEREST     YIELD/RATE        BALANCE        INTEREST     YIELD/RATE
                                         -----------    ------------   ----------      -----------    ------------   ----------
(DOLLARS IN THOUSANDS)
Assets
------
Interest-earning assets:
   Loans                                  $2,370,501        $192,443         8.12%     $2,083,700        $155,853         7.48%
   Mortgage-backed securities                654,671          42,081         6.43         810,982          54,236         6.69
   Investments                               126,056           7,231         5.74         110,720           6,374         5.76
                                          ----------        --------         ----      ----------        --------         ----

Total interest-earning assets              3,151,228         241,755         7.67       3,005,402         216,463         7.20
                                                            --------         ----                        --------         ----
Nonperforming assets                          23,949                                       49,673
Other assets                                  24,374                                       44,667
                                          ----------                                   ----------

Total assets                              $3,199,551                                   $3,099,742
                                          ==========                                   ==========

Liabilities and Stockholders' Equity
------------------------------------
Interest-bearing liabilities:
   Transaction accounts                   $  447,915          11,037         2.46      $  367,164           8,245         2.25
   Certificates of deposits                1,523,213          89,188         5.86       1,438,353          85,153         5.92
                                          ----------        --------         ----      ----------        --------         ----

   Total customer deposits                 1,971,128         100,225         5.08       1,805,517          93,398         5.17
   Borrowings                                979,069          60,548         6.18       1,049,107          67,149         6.40
                                          ----------        --------         ----      ----------        --------         ----

Total interest-bearing liabilities         2,950,197         160,773         5.45       2,854,624         160,547         5.62
                                                            --------         ----                        --------         ----
Other liabilities                             45,677                                       22,886
                                          ----------                                   ----------

Total liabilities                          2,995,874                                    2,877,510
Stockholders' equity                         203,677                                      222,232
                                          ----------                                   ----------
Total liabilities and stockholders'
 equity                                   $3,199,551                                   $3,099,742
                                          ==========                                   ==========

Net interest income/net interest
 spread                                                     $ 80,982         2.22%                       $ 55,916         1.58%
                                                            ========         ====                        ========         ====

Net interest earning assets               $  201,031                                   $  150,778
                                          ==========                                   ==========
Net interest margin including
 nonperforming assets                           2.55%                                        1.83%
                                          ==========                                   ==========
Net interest margin excluding
 nonperforming assets                           2.57%                                        1.86%
                                          ==========                                   ==========


                                         AVERAGE BALANCES, YIELDS AND RATES PAID
                                         ----------------------------------------
                                                 YEARS ENDED DECEMBER 31,
                                         ----------------------------------------
                                                          1994
                                         ----------------------------------------
                                           AVERAGE         ACTUAL       AVERAGE
                                           BALANCE        INTEREST     YIELD/RATE
                                         -----------    ------------   ----------
(DOLLARS IN THOUSANDS)
Assets
------
Interest-earning assets:
   Loans                                  $1,840,742       $131,783         7.16%
   Mortgage-backed securities                933,334         61,111         6.55
   Investments                                81,243          4,432         5.46
                                          ----------       --------         ----

Total interest-earning assets              2,855,319        197,326         6.91
                                                           --------         ----
Nonperforming assets                          70,965
Other assets                                  54,481
                                          ----------

Total assets                              $2,980,765
                                          ==========

Liabilities and Stockholders' Equity
------------------------------------
Interest-bearing liabilities:
   Transaction accounts                   $  395,791          8,298         2.10
   Certificates of deposits                1,259,744         58,126         4.61
                                          ----------       --------         ----

   Total customer deposits                 1,655,535         66,424         4.01
   Borrowings                              1,088,495         63,977         5.88
                                          ----------       --------         ----

Total interest-bearing liabilities         2,744,030        130,401         4.75
                                                           --------         ----
Other liabilities                             23,132
                                          ----------

Total liabilities                          2,767,162
Stockholders' equity                         213,603
                                          ----------
Total liabilities and stockholders'
 equity                                   $2,980,765
                                          ==========
Net interest income/net interest
 spread                                                    $ 66,925         2.16%
                                                           ========         ====

Net interest earning assets               $  111,289
                                          ==========
Net interest margin including
 nonperforming assets                           2.29%
                                          ==========
Net interest margin excluding
 nonperforming assets                           2.34%
                                          ==========

(1) Interest expense for borrowings includes interest expense on interest rate swaps of $2.6 million, $40,000 and $80,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

(2) Average balances and yields for securities available-for-sale are based on historical amortized cost balances.

INTEREST INCOME

INTEREST INCOME ON LOANS RECEIVABLE

     Interest income on loans was $192.4 million for the year ended December 31, 1996 as compared to $155.9 million and $131.8 million for the years 1995 and 1994, respectively. The following table is a summary of interest income on loans:

                                                      YEAR ENDED DECEMBER 31,
                                  --------------------------------------------------------------
                                         1996                  1995                  1994
                                  ------------------    ------------------    ------------------
                                   AMOUNTS    YIELDS     AMOUNTS    YIELDS     AMOUNTS    YIELDS
                                  ---------   ------    ---------   ------    ---------   ------
(DOLLARS IN THOUSANDS)
BVFB                               $161,149     7.79%    $155,853     7.48%    $131,783     7.16%
CTL (beginning June 1, 1996)         31,294    10.32%           -        -            -        -
                                   --------    -----     --------     ----     --------     ----
BVCC - Consolidated                $192,443     8.12%    $155,853     7.48%    $131,783     7.16%
                                   ========    =====     ========     ====     ========     ====

Bay View Federal Bank
---------------------

     The increase in yields on loans for BVFB of 31 basis points between 1996 and 1995 was primarily due to the repricing of a significant portion of loans indexed to the COFI and to a lesser extent, the one-year Treasury note. The average monthly COFI for the years ended December 31, 1996 and 1995, which impacted BVFB's adjustable rate mortgages, increased by 16 basis points. The average loan balances for 1996 and 1995 were essentially the same at $2.07 billion and $2.08 billion, respectively. The average monthly COFI for the years ended December 31, 1995 and 1994, which impacted BVFB's adjustable rate mortgages, increased by 101 basis points. However, this increase was partially offset by slower repricing of loans which adjust other than on a monthly basis and a higher amortization of SFAS 91 deferred fees due to higher level of loan prepayments.

California Thrift & Loan
------------------------

     The interest income on loans for CTL primarily relates to interest income on auto loans, mortgage loans, revolving lines of credit, and indirect equipment leases. The interest income on loans for CTL includes the amortization of purchase accounting valuation adjustments for loans held for investment. The yields on loans for CTL remained essentially the same since acquisition date.
In December 1996, CTL sold its entire leasing portfolio of $60 million for cash.

INTEREST INCOME ON MORTGAGE-BACKED SECURITIES

     Interest income on MBS was $42.1 million for the year ended December 31, 1996 as compared to $54.2 million and $61.1 million for the years ended December 31, 1995 and 1994, respectively. All of the interest income on MBS was related to BVFB only. The decrease in interest income on MBS was primarily attributable to lower average balances resulting from principal amortization and sale of MBS available-for-sale in 1996 and 1995. The sale of MBS was due to management's strategic focus on restructuring the wholesale balance sheet and reduction of interest rate risk exposure. There were no MBS purchased in 1996 and 1995.

INTEREST AND DIVIDENDS ON INVESTMENTS

     Interest and dividend income from the Company's investment portfolio was $7.2 million for the year ended December 31, 1996 as compared to $6.4 million and $4.4 million for the years 1995 and 1994, respectively. The interest and dividend income from CTL was $761,000 for the period since acquisition date. Excluding CTL, the investment income for BVFB remained essentially the same for 1996 and 1995. The increase in investment income from 1994 to 1995 was primarily due to higher average investment balances.

INTEREST EXPENSE

INTEREST EXPENSE ON CUSTOMER DEPOSITS

     Interest expense on customer deposits was $100.2 million for the year ended December 31, 1996 as compared to $93.4 million and $66.4 million for the years ended December 31, 1995 and 1994, respectively. The following table summarizes interest expense on deposits:

                                                    YEARS ENDED DECEMBER 31,
                                  ------------------------------------------------------------
                                          1996                 1995                 1994
                                  ------------------   ------------------   ------------------
(DOLLARS IN THOUSANDS)             AMOUNTS    YIELDS    AMOUNTS    YIELDS    AMOUNTS    YIELDS
                                  ---------   ------   ---------   ------   ---------   ------

BVFB                               $ 84,466     4.95%    $93,398     5.17%    $66,424     4.01%
CTL (beginning June 1, 1996)         15,759     5.94%          -        -           -        -
                                   --------     ----     -------     ----     -------     ----
BVCC - Consolidated                $100,225     5.08%    $93,398     5.17%    $66,424     4.01%
                                   ========     ====     =======     ====     =======     ====

Bay View Federal Bank
---------------------

     The decrease in the cost of retail deposits was primarily due to favorable repricing of certificates of deposit and an increase in transaction accounts which are at lower rates than certificates of deposit. As of December 31, 1996, transaction accounts as a percentage of total deposits increased to 30.23% from 21.3% and 22.2% at December 31, 1995 and 1994, respectively. The average balances of retail deposits decreased from $1.81 billion in 1995 to $1.71 billion in 1996. However, average transaction accounts increased from $367 million to $439 million.

     The increase in interest expense from 1994 to 1995 was primarily due to higher average rates and customer deposit balances primarily in certificates of deposit.

California Thrift & Loan
------------------------

     The cost of deposits for CTL remained essentially unchanged since June 1, 1996, the acquisition date. CTL redeemed the higher cost component (higher than BVFB's incremental borrowing cost) of these deposits at face value (approximately $267 million) at year-end 1996.

INTEREST EXPENSE ON BORROWINGS

     The following table summarizes interest expense on borrowings:

                                                  YEARS ENDED DECEMBER 31,
                                    ----------------------------------------------------
                                         1996               1995               1994
                                    ---------------   ---------------    --------   ----
(DOLLARS IN THOUSANDS)               AMOUNT   RATE     AMOUNT    RATE     AMOUNT    RATE
                                    -------   ----    --------   ----    --------   ----
BVFB                                $57,851   6.09%    $67,149   6.40%    $63,977   5.88%
CTL (beginning June 1, 1996)             74   5.57           -      -           -      -
BVCC (Senior Debentures only)         2,623   8.91           -      -           -      -
                                    -------   ----     -------   ----     -------   ----
BVCC - Consolidated                 $60,548   6.18%    $67,149   6.40%    $63,977   5.88%
                                    =======   ====     =======   ====     =======   ====

     The decrease in interest expense on borrowings for BVFB was primarily due to lower average balances arising from lower borrowing requirements consistent with the level of interest-earning assets maintained. Also, in the fourth quarter of 1995 and first quarter of 1996, BVFB prepaid $190 million of high cost borrowings and replaced them with short-term lower cost borrowings. In conjunction with the prepayment of these borrowings, BVFB entered into interest rate swap agreements to provide interest rate risk protection for the short-term lower cost borrowings by matching the floating interest rate characteristics and lengthening their maturities. The lower average balances in 1996 are consistent with management's strategy to de-emphasize the wholesale balance sheet and enhance the retail deposit franchise.

     During May 1996, the Company issued $50 million in Senior Debentures yielding 8.42% (all-in cost was 8.91% annualized) and $26 million of the proceeds were used to finance the acquisition of CTL.

     The following table sets forth the changes in net interest income due to changes in the rate and volume of the Company's interest-earning assets and interest-bearing liabilities. The variances include the impact of CTL beginning June 1, 1996. Rate and volume changes are calculated excluding nonperforming assets. Changes in rate and volume (changes in weighted average interest rate multiplied by average portfolio balance), which cannot be segregated, have been allocated proportionately to the change in rate and the change in volume.

                                      RATE       VOLUME       TOTAL
(DOLLARS IN THOUSANDS)              VARIANCE    VARIANCE     VARIANCE
                                    --------    --------     --------

                                  YEAR ENDED DECEMBER 31, 1996 VS. 1995
Interest income:
   Loans                            $  6,463    $ 30,127     $ 36,590
   Mortgage-backed securities         (2,039)    (10,116)     (12,155)
   Investments                           104         753          857
                                    --------    --------     --------
                                       4,528      20,764       25,292
                                    --------    --------     --------
Interest expense:
   Customer deposits                    (692)      7,519        6,827
   Borrowings                         (2,169)     (4,432)      (6,601)
                                    --------    --------     --------
                                      (2,861)      3,087          226
                                    --------    --------     --------
Net interest income                 $  7,389    $ 17,677     $ 25,066
                                    ========    ========     ========
                                  YEAR ENDED DECEMBER 31, 1995 VS. 1994
Interest income:
   Loans                            $  6,095    $ 17,975     $ 24,070
   Mortgage-backed securities          1,283      (8,158)      (6,875)
   Investments                           257       1,685        1,942
                                    --------    --------     --------
      Total                            7,635      11,502       19,137
                                    --------    --------     --------
Interest expense:
   Customer deposits                  20,541       6,433       26,974
   Borrowings                          5,547      (2,375)       3,172
                                    --------    --------     --------
      Total                           26,088       4,058       30,146
                                    --------    --------     --------
Net interest income                 $(18,453)   $  7,444     $(11,009)
                                    ========    ========     ========

PROVISION FOR LOSSES ON LOANS

     The provision for losses on loans was $1.9 million for the year ended December 31, 1996 as compared to $4.3 million and $2.4 million for the years 1995 and 1994, respectively. See the Allowance for Losses on Loans section below for a more detailed discussion.

NONINTEREST INCOME

     Noninterest income was $8.6 million, $6.1 million and $7.5 million for the years 1996, 1995 and 1994 which includes losses on securities of $0.8 million for 1996, $2.5 million for 1995, and $1.1 million for 1994. The following table summarizes noninterest income:

                                    YEAR ENDED DECEMBER 31,
                                   --------------------------
(DOLLARS IN THOUSANDS)              1996      1995      1994
                                   ------    ------    ------

BVFB                               $8,154    $6,142    $7,538
CTL (beginning June 1, 1996)          410         -         -
                                   ------    ------    ------
BVCC - Consolidated                $8,564    $6,142    $7,538
                                   ======    ======    ======

     Excluding the loss on securities, noninterest income for BVFB remained relatively flat between 1996 and 1995. During 1996, total mortgage-backed securities sold from the available-for-sale portfolio were $55.0 million and aggregated a loss of $507,000. BVFB's interest rate risk profile has been favorably impacted by the sale of these securities. At December 31, 1996, the remaining balance of mortgage-backed securities available-for-sale was $84.4 million and the unrealized loss was $1.2 million or 1.5%.

     In conjunction with the pending securitization of CTL's auto loan portfolio, during the fourth quarter of 1996, CTL entered into a short sale of Treasury securities to hedge the valuations from movements in interest rates. A loss of $293,000 in accordance with generally accepted accounting principles was recorded in the fourth quarter associated with this short sale of Treasury securities.

NONINTEREST EXPENSE

GENERAL AND ADMINISTRATIVE EXPENSE

     The following table is a summary of the major categories of general and administrative expenses (including special mention items) for each of the years indicated (including CTL effective June 1, 1996).

                                                             DECEMBER 31,
                                     -------------------------------------------------------------
                                                      1996                       1995       1994
                                     ---------------------------------------    -------    -------
(DOLLARS IN THOUSANDS)                BVCC       BVFB       CTL       TOTAL
                                     ------    -------    -------    -------
Compensation and benefits            $  402    $21,298    $ 6,255    $27,955    $25,148    $25,268
Office occupancy and equipment            -      9,044        821      9,865      8,658      8,436
Deposit insurance premiums                -      4,911          -      4,911      4,473      4,813
Marketing                                 -      1,381        203      1,584      1,070      1,016
Data processing service bureau            -      3,671        573      4,244      1,683      1,701
Write-down of corporate office            -        500          -        500      7,100          -
Other, net                              833      6,743      2,320      9,896      8,884      6,053
                                     ------    -------    -------    -------    -------    -------
Total                                $1,235    $47,548    $10,172    $58,955    $57,016    $47,287
                                     ======    =======    =======    =======    =======    =======

Bay View Capital Corporation and Bay View Federal Bank
------------------------------------------------------

     General and administrative expenses for BVCC in 1996 includes a higher allocation of expenses from BVFB as compared to prior years due to an increase in activity relating to redeployment of capital as discussed elsewhere herein. General and administrative expenses for BVFB in 1996 included the special mention items discussed below which totaled $6.1 million. Excluding these special mention items and including the normalization of deposit insurance premiums (due to impact of SAIF legislation), general and administrative expenses for BVCC and BVFB combined for 1996 would have been approximately $40.4 million as compared to the previously indicated annualized threshold of less than $42 million. The following is a summary of special mention items in 1996.

- $2.8 million accrual for termination of existing data processing contracts and a write-down for computer hardware and software relating to the Company's new long-term information services technology agreement with BISYS Group, Inc.

- $1.3 million loss accrual for lease obligations in excess of related sublease rentals resulting from unfavorable lease agreement terms.

-    $1.2 million expense accrual for long-term incentive plan awards.

- $500,000 additional write-down due to the sale of the corporate office complex which closed in the third quarter of 1996. The Company had provided a write-down of $7.1 million on this property in 1995.

- $310,000 accrual for downsizing loan operations and relocation of administrative functions.

     General and administrative expenses in 1995 included the following special mention items which totaled $10.8 million:

- $7.1 million write-down due to the pending sale of the corporate office complex.

-    $2.8 million severance payment relating to workforce reductions.

-    $866,000 write-off relating to fixed asset disposals.

     Excluding special mention items, general and administrative expenses for 1996 were lower than 1995 primarily due to lower compensation and benefit expense and other cost reduction initiatives. General and administrative expenses for 1995 (excluding special mention items) and 1994 were essentially the same.

California Thrift & Loan
------------------------

     General and administrative expenses for CTL have declined during the period subsequent to acquisition due to the termination of certain employee functions, impact of the sale of the entire leasing portfolio and the continued implementation of cost reduction opportunities.

     The following table summarizes general and administrative expenses and efficiency ratios exclusive of special mention items:

                                                          YEARS ENDED DECEMBER 31,
                                   ---------------------------------------------------------------------
                                           1996                     1995                   1994
                                   -------------------      -------------------      -------------------
(DOLLARS IN THOUSANDS)               G&A    EFFICIENCY        G&A    EFFICIENCY        G&A    EFFICIENCY
                                   -------  ----------      -------  ----------      -------  ----------
BVFB                               $41,414     54.52%       $46,864    74.34%        $46,793     61.94%
CTL (beginning June 1, 1996)        10,172     52.34%             -        -               -         -
Parent Company                       1,235       NA             582      NA              494       NA
                                   -------     -----        -------    -----         -------     -----
BVCC-Consolidated                  $52,821     58.04%       $47,446    73.46%        $47,287     62.60%
                                   =======     =====        =======    =====         =======     =====

SAIF RECAPITALIZATION ASSESSMENT

     Federal legislation to recapitalize and fully fund the Savings Association Insurance Fund was signed into law on September 30, 1996. Customer deposits for BVFB are SAIF-insured, and as a result of the legislation, BVFB was required to pay a one-time special assessment of $11.7 million pre-tax ($6.7 million after tax or $.97 per share). The legislation had no effect on CTL, as its deposits are insured under the Bank Insurance Fund.

     Pursuant to this legislation, premiums on SAIF-insured deposits for BVFB will be reduced in 1997 from the previously anticipated 23 basis points to 6.48 basis points which will translate into lower annual deposit costs in 1997. The estimated annual savings associated with this lower premium will be approximately $2.7 million based on the level of deposits for BVFB at December 31, 1996.

INCOME AND EXPENSES FROM REAL ESTATE OWNED

     Income from operations of real estate owned was $4.8 million for the year ended December 31, 1996 as compared to $1.1 million and $95,000 for the years 1995 and 1994, respectively. The increase was primarily due to gains from the sale of and higher income received from real estate owned properties (see discussion of special mention items included elsewhere herein). There were no significant changes in the provision for losses on real estate owned.

     The increase in income from real estate owned operations during 1995 as compared to 1994 was primarily due to income received from one large property foreclosed upon in April 1995. Prior to foreclosure, the income received was reported as interest income on loans.

AMORTIZATION AND WRITE-DOWN OF INTANGIBLES

     The following table summarizes the amortization and write-down of intangibles:

                                   YEARS ENDED DECEMBER 31,
                                   --------------------------
(DOLLARS IN THOUSANDS)              1996      1995      1994
                                   ------    ------    ------
BVFB                               $2,025    $3,944    $2,418
CTL (beginning June 1, 1996)          581         -         -
                                   ------    ------    ------
BVCC - Consolidated                $2,606    $3,944    $2,418
                                   ======    ======    ======

Bay View Federal Bank
---------------------

     The amortization and write-down of intangibles in 1996 includes core deposit intangible write-offs of $274,000 due to a decision to close one of BVFB's branches. During the fourth quarter of 1995, core deposit premiums of $854,000 were written-off due to an impairment in the value of core deposit premiums attributable to higher than expected decay rates in the customer deposits acquired. The balance of the core deposit premiums was subsequently amortized over the remaining useful life.

     During the fourth quarter of 1995, BVFB decided to sell or exchange certain of its acquired branches for which goodwill was recorded in 1981. Based on the offers received and management's estimates of the undiscounted future cash flows, the remaining unamortized goodwill was written-off because management believes that the goodwill could no longer be assured of recovery. As a result, goodwill of $758,000 was written-off in the fourth quarter of 1995.

California Thrift & Loan
------------------------

     The amortization of the intangible assets of CTL was due to the amortization of goodwill arising from the excess of the purchase price over the fair value of net assets acquired.

INCOME TAXES

     The effective tax rates for 1996, 1995 and 1994 were 43.0%, (24.8%) and 35.0%, respectively. The decrease in the effective tax rate in 1995 was due to the net loss of BVFB partially offset by the net income of the Company and a subsidiary of BVFB.

     Income tax expense for 1994 was reduced by $2.1 million to reflect a revision of the Company's estimated tax liabilities resulting from a tentative agreement with the Internal Revenue Service for the taxable years 1987 through 1989. The agreement resolved certain disputed savings and loan industry tax issues which the Company was contesting.

EXTRAORDINARY ITEM

     As part of its asset/liability management strategy to reduce interest rate risk exposure, during the fourth quarter of 1995, the Company prepaid $45.0 million of its short-term FHLBSF advances. In addition, the Company committed to prepay an additional $145.0 million of its short-term FHLBSF advances in February 1996. As a result, the Company incurred a prepayment charge of $2.5 million (net of applicable income taxes). In accordance with generally accepted accounting principles, the prepayment penalties were reported as an extraordinary charge (net of applicable income taxes). There were no prepayment penalties in 1994. Although the amount of the charge reduced the Company's earnings at the time the debt was extinguished, management believes that the Company's future earnings will be enhanced by such actions. For further discussion of the Company's asset/liability management strategies, see "Asset/Liability Management".

                             BALANCE SHEET ANALYSIS

     The Company's total assets at December 31, 1996 and 1995 were $3.3 billion and $3.0 billion, respectively. The increase in total assets was primarily due to the acquisition of CTL which had total assets of $464 million at December 31, 1996.

     The total assets of BVFB were the same at $3.0 billion at December 31, 1996 and 1995, respectively. The total assets of BVFB at year-end 1996 included a line of credit of $163.2 million to CTL. Excluding the intercompany line of credit, total assets of BVFB have declined from 1995 primarily due to decreases in mortgage-backed securities resulting from sales of mortgage-backed securities and principal paydowns. The level of assets in 1996 is consistent with BVFB's strategic focus to enhance the retail deposit franchise and restructure (beginning in late 1995) the wholesale (MBS/borrowings) portion of the balance sheet.

SECURITIES

     The Company's securities activities are primarily conducted by BVFB. BVFB has historically purchased (no significant purchases in 1996 and 1995) securities to maintain appropriate interest-earning asset levels when sufficient high quality loan production was not available. The majority of the securities purchased are high quality MBS, primarily issued by FHLMC, FNMA, GNMA and Student Loan Mortgage Association ("SLMA"). Since MBS are collateralized by mortgages, these assets qualify under the OTS regulations requiring BVFB to hold certain levels of mortgage-related assets. The Company also invests in investment securities such as FHLMC and FNMA notes and debentures and other short-term securities.

     The following table reflects the composition of the Company's investment securities portfolio as of the dates indicated:

                                              DECEMBER 31,
                                     ------------------------------
(DOLLARS IN THOUSANDS)                 1996       1995       1994
                                     --------   --------   --------
AVAILABLE-FOR-SALE
FHLMC and SLMA notes                  $     -    $ 7,000    $     -
FHLMC preferred stock                   1,010      1,035        980
U.S. Treasury securities               12,792
                                      -------    -------    -------
                                      $13,802    $ 8,035    $   980
                                      =======    =======    =======

HELD-TO-MATURITY
FHLMC/FNMA notes and debentures       $10,004    $ 9,988    $21,938
FHLB callable notes                         -     24,940      4,923
Federal Farm Credit Bank notes          5,000      5,000      5,000
U.S. Treasury Bills                       200          -          -
                                      -------    -------    -------

                                      $15,204    $39,928    $31,861
                                      =======    =======    =======

     The following table reflects the composition of BVFB's MBS securities portfolio as of the dates indicated:

                                                     DECEMBER 31,
                                            --------------------------------
(DOLLARS IN THOUSANDS)                        1996        1995        1994
                                            --------    --------    --------

Available-for-sale
FHLMC, FNMA, and GNMA                       $ 83,154    $149,778    $108,561
Financial institutions and intermediaries          -           -         295
                                            --------    --------    --------
                                            $ 83,154    $149,778    $108,856
                                            ========    ========    ========

Held-to-maturity
FHLMC, FNMA, and GNMA                       $488,557    $572,822    $802,893
Financial institutions and intermediaries      5,902       6,128       6,497
Other nonrated, nonresidential                     -       2,650       3,434
                                            --------    --------    --------

                                            $494,459    $581,600    $812,824
                                            ========    ========    ========

     The principal balances of MBS purchased and sold for the years ended December 31, 1996, 1995, and 1994 were as follows:

                                               YEARS ENDED DECEMBER 31,
                                            --------------------------------
(DOLLARS IN MILLIONS)                         1996        1995        1994
                                            --------    --------    --------

  Purchased                                 $      -    $      -    $  400.7
  Sold                                          57.6       103.5           -

     In November 1995, the Financial Accounting Standards Board ("FASB") issued "A Guide to Implementation of Statement of Financial Accounting Standards No. 115 ("SFAS 115") on Accounting for Certain Investments in Debt and Equity Securities - Questions and Answers" ("Special Report"). The Special Report was issued as an aid in understanding and implementing SFAS 115. For companies that adopted SFAS 115 in financial statements issued prior to the issuance of this Special Report, if the effects of initially adopting this implementation guidance resulted in reclassification of securities between categories, the Special Report requires that such transfers be accounted for as transfers in accordance with SFAS 115. As a result, concurrent with the initial adoption of this implementation guidance, the Company reassessed the appropriateness of the classifications of all securities held at that time and, in December 1995, reclassified $147.7 million in mortgage-backed securities from held-to-maturity to available-for-sale. The transfer of the MBS was recorded at a fair value of $146.0 million with $981,000 of unrealized losses (net of tax) recorded as a separate component of stockholders' equity.

     The unrealized loss on securities available-for-sale included in stockholders' equity at December 31, 1996 and 1995 was $0.7 million (net of tax). During 1996, the Company sold $57.6 million of MBS including $2.6 million of MBS which were scheduled to mature within three months of sale. The $2.6 million MBS was sold from the held-to-maturity portfolio and the remainder of $55.0 million was from the available-for-sale portfolio. BVFB does not maintain a trading portfolio.

LOANS AND REAL ESTATE OWNED

Loan Portfolio Composition

     The following table shows the composition of the Company's loan portfolio (before deductions for net deferred loan origination fees, discounts and allowance for loan losses) by type of loan at the dates indicated. Except as shown below, the Company did not have any loan concentrations that exceeded 10% of total loan as of December 31, 1996. The Company also did not have any loan concentrations which may result in uncertainties materially impacting its future operations.

                                                                     DECEMBER 31,
                              --------------------------------------------------------------------------------------------
                                             1996                        1995          1994          1993          1992
                              ------------------------------------    ----------    ----------    ----------    ----------
(DOLLARS IN THOUSANDS)            BVFB        CTL         BVCC
                              ----------    --------    ----------

Mortgage loans:
  Single family               $  610,607    $ 81,479    $  692,086    $  731,310    $  733,265    $  424,095    $  458,473
  Multifamily                  1,033,252      15,039     1,048,291       995,038       980,849     1,019,174     1,116,729
  Commercial                     367,104      14,718       381,822       333,236       337,483       336,383       364,611
                              ----------    --------    ----------    ----------    ----------    ----------    ----------
                               2,010,963     111,236     2,122,199     2,059,584     2,051,597     1,779,652     1,939,813
Consumer loans:
  Auto                            21,703     293,736       315,439           396         1,126         5,552         2,063
  Home equity and other           36,058      31,960        68,018        34,453        30,357        30,020        47,707
                              ----------    --------    ----------    ----------    ----------    ----------    ----------
                                  57,761     325,696       383,457        34,849        31,483        35,572        49,770

                              ----------    --------    ----------    ----------    ----------    ----------    ----------
Total                         $2,068,724    $436,932    $2,505,656    $2,094,433    $2,083,080    $1,815,224    $1,989,583
                              ==========    ========    ==========    ==========    ==========    ==========    ==========

Bay View Federal Bank
---------------------

     A major portion of the BVFB's loan portfolio consists of loans collateralized by income-producing properties, all of which are located in California, principally Northern California. Construction loans have been insignificant. During 1996, BVFB de-emphasized its focus on single family mortgage lending and discontinued its loan origination operations for this category. The Company believes that income property lending affords an opportunity to receive interest income at yields higher than those obtainable from single family lending. Nevertheless, loans on income properties, particularly nonresidential properties, generally present a higher risk than do single family residential loans due to the sensitivity of the underlying property to changes in economic conditions. Management takes such risks into account when it establishes the loan rates, underwriting standards, loss allowances and decisions regarding portfolio mix.

California Thrift & Loan
------------------------

     The loan portfolio for CTL consists primarily of consumer loans. As described elsewhere herein, management began implementing a significant restructuring of CTL's balance sheet in late 1996. The entire leasing portfolio was sold in December 1996. In addition, CTL sold $253 million of its auto loan portfolio to BVSC in January 1997 which was subsequently securitized and sold by BVSC. These actions are consistent with the Company's capital strategy to increase the velocity of capital utilization, de-emphasize less profitable activities and return the capital of subsidiaries in excess of the regulatory "well capitalized" requirement to the Company. The following table shows the composition of the Company's fixed and adjustable rate loan portfolios (before deductions for net unearned loan origination fees, discounts and allowance for loan losses):

                                                      DECEMBER 31,
                             ----------------------------------------------------------------
                                             1996                       1995          1994
                             ------------------------------------    ----------    ----------
(DOLLARS IN THOUSANDS)           BVFB        CTL          BVCC
                             ----------    --------    ----------
Fixed rate loans:
  Mortgage                   $  235,320    $ 94,038    $  329,358    $  255,897    $  279,552
  Consumer                       19,541     317,271       336,812         5,372         2,825
                             ----------------------------------------------------------------
                                254,861     411,309       666,170       261,269       282,377

Adjustable rate loans:
  Mortgage                    1,775,643      17,198     1,792,841     1,803,687     1,772,045
  Consumer                       38,220       8,425        46,645        29,477        28,658
                             ----------------------------------------------------------------
                              1,813,863      25,623     1,839,486     1,833,164     1,800,703
                             ----------------------------------------------------------------
Total loans                  $2,068,724    $436,932    $2,505,656    $2,094,433    $2,083,080
                             ================================================================

     The interest rates on the Company's adjustable rate loans may periodically rise or fall (generally based on monthly or semi-annual adjustment periods) in accordance with an independent index. The indices most commonly used by BVFB are the Federal Home Loan Bank's Eleventh District Cost of Funds Index, the one-year Constant Maturity Treasury Index and the 6-month LIBOR rate.

Loan Originations, Purchases and Sales

     For each of the years indicated, loans originated, purchased and sold were as follows:

                                                      DECEMBER 31,
                             ----------------------------------------------------------------
                                             1996                       1995          1994
                             ------------------------------------    ----------    ----------
(DOLLARS IN MILLIONS)            BVFB        CTL          BVCC
                             ----------    --------    ----------
Loans originated               $256.8       $119.7       $376.5        $258.4        $564.3
Loans purchased                  57.0          7.8         64.8          12.9           5.4
Loans sold                          -         59.8         59.8           0.1          12.0
Loans securitized and sold          -            -            -             -          10.0

Bay View Federal Bank
---------------------

     Loans originated by BVFB in 1996 were primarily multifamily mortgages indexed to LIBOR. Loans originated in 1995 consisted of single family and multifamily mortgages indexed to COFI and the one-year Treasury rate. The increase in loan purchases in 1996 as compared to 1995 and 1994 was primarily due to management's strategy to supplement its loan production with purchases of higher yielding loans.

California Thrift & Loan
------------------------

     Loans originated by CTL in 1996 were primarily auto loans. As discussed elsewhere herein, CTL sold $253 million of its auto loans in January 1997 to BVSC which were subsequently securitized and sold by BVSC. The $59.8 million of loans sold in 1996 consisted of CTL's entire leasing portfolio.

Delinquent, Nonaccrual and Restructured Loans

     Credit quality has continued to improve as evidenced by the decline in nonperforming assets and delinquencies. A summary of trends in credit quality follows:

Loans Delinquent 60 Days or More
--------------------------------

     Loans delinquent 60 days or more as a percentage of gross loan portfolio by property type were as follows:

                             LOANS DELINQUENT 60 DAYS OR MORE AS A PERCENTAGE OF GROSS LOANS
                             ---------------------------------------------------------------
(DOLLARS IN THOUSANDS)        DECEMBER 31, 1996     DECEMBER 31, 1995     DECEMBER 31, 1994
                             ------------------     -----------------     ------------------
BVFB                          $19,769    0.96%      $20,166    0.96%       $48,465    2.33%
CTL                             3,239    0.74%            -       -              -       -
                              -------    ----       -------    ----        -------    ----
BVCC-Consolidated             $23,008    0.92%      $20,166    0.96%       $48,465    2.33%
                              =======    ====       =======    ====        =======    ====

Nonperforming Assets, Troubled Debt Restructures and Real Estate Owned
----------------------------------------------------------------------

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

     Troubled debt restructures are real estate loans that have been modified (due to borrower financial difficulties) to allow a stated interest rate and/or a monthly payment rate lower than those prevailing in the market. As of December 31, 1996 and 1995, all such restructured loans were performing in accordance with their modified terms. The following is a summary of nonperforming assets:


                                  NONPERFORMING ASSETS AS A PERCENTAGE OF TOTAL ASSETS
                             ---------------------------------------------------------------
(DOLLARS IN THOUSANDS)        DECEMBER 31, 1996     DECEMBER 31, 1995     DECEMBER 31, 1994
                             ------------------     -----------------     ------------------
BVFB                          $18,929    0.63%      $38,811    1.29%       $50,577    1.60%
CTL                             5,381    1.16%            -       -              -       -
                              -------    ----       -------    ----        -------    ----
BVCC-Consolidated             $24,310    0.74%      $38,811    1.29%       $50,577    1.60%
                              =======    ====       =======    ====        =======    ====

     Management actively seeks to return nonperforming assets to performing status or expediently dispose of foreclosed assets at their fair value. During 1996, 1995 and 1994, sales of real estate owned were $26.5 million, $19.3 million and $22.9 million, respectively.

     The following table sets forth nonaccrual loans, accruing loans delinquent 90 days or more and troubled debt restructures. The Company accrues interest on loans delinquent more than 90 days when the loans are considered to be well secured and in the process of collection.

                                                                             DECEMBER 31,
                                            ------------------------------------------------------------------------------
                                                         1996                   1995       1994        1993        1992
                                            ------------------------------     ------     ------      ------      ------
(DOLLARS IN THOUSANDS)                       BVFB        CTL        BVCC
                                            -------    -------    --------

Nonaccrual loans:
Mortgage                                    $13,724     $1,864     $15,588     $10,675     $36,167     $54,136     $52,438
Consumer                                        309        228         537          80         154         300         264
                                            -------     ------     -------     -------     -------     -------     -------

Total                                       $14,033     $2,092     $16,125     $10,755     $36,321     $54,436     $52,702
                                            =======     ======     =======     =======     =======     =======     =======
Percentage of total assets                     0.47%      0.45%       0.49%       0.36%       1.15%       2.04%       2.04%

Accruing loans delinquent 90 days or more:
Mortgage                                    $    18     $    -     $    18     $ 1,403     $   677     $     -     $     -
Consumer                                          -          -           -          22           -           -           -
                                            -------     ------     -------     -------     -------     -------     -------

Total                                       $    18     $    -     $    18     $ 1,425     $   677     $     -     $     -
                                            =======     ======     =======     =======     =======     =======     =======
Percentage of total assets                     0.01%                  0.01%       0.05%       0.02%

Troubled debt restructures:
Mortgage                                    $   509     $    -     $   509     $15,641     $13,948     $14,188     $20,791
                                            =======     ======     =======     =======     =======     =======     =======
Percentage of total assets                     0.02%                  0.02%       0.52%       0.44%       0.53%       0.80%

ALLOWANCE FOR LOAN LOSSES

     The Company conducts an ongoing review of its asset categories to assess the adequacy of allowance for loan losses, which are maintained at levels the Company believes are sufficient to cover potential losses. In determining the level of allowance, the Company considers prevailing and anticipated economic conditions, historical loss experience, the levels of classified, nonperforming and delinquent assets, weighing by property type, loan portfolio trends and other factors.

     Management periodically reviews specific loans and other real estate related assets on an individual basis. Such evaluation includes an analysis of creditworthiness, cash flows, financial status of the borrower and the estimated fair value of the underlying collateral. The Company provides for losses on individual assets when its investment in the asset is not expected to be fully collectible or realizable. The following is a summary of activity of the Company's allowance on loans for the years indicated (including CTL effective June 1, 1996):

                                                                       YEARS ENDED DECEMBER 31,
                                            ------------------------------------------------------------------------------
                                                         1996                   1995       1994        1993        1992
                                            ------------------------------     -------    -------     --------    --------
(DOLLARS IN THOUSANDS)                       BVFB        CTL        BVCC
                                            -------     ------     -------

Beginning balance                           $30,014     $2,860     $32,874     $29,115     $33,790    $ 38,434    $ 27,251
Charge offs:
  Mortgage                                   (5,706)      (221)     (5,927)     (4,727)     (8,428)    (11,380)    (13,283)
  Consumer                                       (8)      (466)       (474)       (152)        (86)       (149)       (325)
                                            -------     ------     -------     -------     -------    --------    --------
                                             (5,714)      (687)     (6,401)     (4,879)     (8,514)    (11,529)    (13,608)
Recoveries:
  Mortgage                                      522          -         522       1,424       1,337         218           -
  Consumer                                       59         61         120          70         135         135         212
                                            -------     ------     -------     -------     -------    --------    --------
                                                581         61         642       1,494       1,472         353         212
Net charge-offs                              (5,133)      (626)     (5,759)     (3,385)     (7,042)    (11,176)    (13,396)
Provision for loan losses                     1,800         98       1,898       4,284       2,367       6,532      24,579
                                            -------     ------     -------     -------     -------    --------    --------
Ending balance                              $26,681     $2,332     $29,013     $30,014     $29,115    $ 33,790    $ 38,434
                                            =======     ======     =======     =======     =======    ========    ========

Net charge-offs ratio to average loans         0.23%      0.31%       0.24%       0.16%       0.38%       0.58%       0.63%

Allowance for loans by category:
  Mortgage                                  $26,157     $1,812     $27,969     $29,541     $28,560    $ 33,117    $ 37,435
  Consumer                                      524        520       1,044         473         555         673         999
                                            -------     ------     -------     -------     -------    --------    --------
    Total                                   $26,681     $2,332     $29,013     $30,014     $29,115    $ 33,790    $ 38,434
                                            =======     ======     =======     =======     =======    ========    ========

     The percentage of mortgage loans to total loans for each of the years in the five-year period ended December 31, 1996 was 84.7%, 98.3%, 98.5%, 98.1% and 97.4%, respectively. The percentage of consumer loans to total loans for each of the years in the five-year period ended December 31, 1996 was 15.3%, 1.7%, 1.5%, 1.9% and 2.6%, respectively.

     A summary of allowance for losses is as follows:

                                                       ALLOWANCE FOR LOSSES
                                             AS A PERCENTAGE OF NONPERFORMING ASSETS
                                   ---------------------------------------------------------
(DOLLARS IN THOUSANDS)             DECEMBER 31, 1996   DECEMBER 31, 1995   DECEMBER 31, 1994
                                   -----------------   -----------------   -----------------

BVFB
  Assets held for investment         $26,681   141%     $30,944    80%       $31,415    62%
                                     -------   ---      -------   ---        -------    --

CTL
  Assets held for investment           2,332     -            -     -              -     -
  Assets held for sale                 7,391     -            -     -              -     -
                                     -------   ---      -------   ---        -------    --
       Subtotal                        9,723   181%           -     -              -     -

                                     -------   ---      -------   ---        -------    --
BVCC-Consolidated                    $36,404   150%     $30,944    80%       $31,415    62%
                                     =======   ===      =======   ===        =======    ==

Assets held for investment           $29,013   119%     $30,944    80%       $31,415    62%
Assets held for sale                   7,391    31%           -     -              -     -
                                     -------   ---      -------   ---        -------    --
BVCC-Consolidated                    $36,404   150%     $30,944    80%       $31,415    62%
                                     =======   ===      =======   ===        =======    ==

                                                  ALLOWANCES FOR LOSSES ON LOANS
                                             AS A PERCENTAGE OF NONPERFORMING ASSETS
                                   ---------------------------------------------------------
(DOLLARS IN THOUSANDS)             DECEMBER 31, 1996   DECEMBER 31, 1995   DECEMBER 31, 1994
                                   -----------------   -----------------   -----------------

BVFB                                 $26,681   190%     $30,014   279%       $29,115    80%
  Loans held for investment
                                     -------   ---      -------   ---        -------    --

CTL
  Loans held for investment            2,332     -            -     -              -     -
  Loans held for sale                  7,391     -            -     -              -     -
                                     -------   ---      -------   ---        -------    --
       Subtotal                        9,723   465%           -     -              -     -

                                     -------   ---      -------   ---        -------    --
BVCC-Consolidated                    $36,404   226%     $30,014   279%       $29,115    80%
                                     =======   ===      =======   ===        =======    ==

Loans held for investment            $29,013   180%     $30,014   279%       $29,115    80%
Loans held for sale                    7,391    46%           -     -              -     -
                                     -------   ---      -------   ---        -------    --
BVCC-Consolidated                    $36,404   226%     $30,014   279%       $29,115    80%
                                     =======   ===      =======   ===        =======    ==

Note: The allowance for losses on loans held for sale has been included in the lower of cost or market measurement of the carrying value of loans held for sale.

Provision for loan losses

     Provisions for loan losses are recorded to maintain the level of allowance that management believes is adequate to cover estimated losses. The provision for losses on loans was $1.9 million, $4.3 million and $2.4 million for 1996, 1995 and 1994, respectively.

Bay View Federal Bank
---------------------

     The provision for losses on loans was $1.8 million, $4.3 million and $2.4 million, respectively. The decrease in the provision for losses on loans in 1996 as compared to 1995 was attributable to the improvement in the credit quality of the loan portfolio. The higher provision for loan losses in 1995 was primarily due to a higher level of nonperforming assets and provision for losses on one large loan classified as a troubled debt restructuring due to management's decision to accelerate the disposal of this asset.

California Thrift & Loan
------------------------

     The CTL allowance for loan losses included the allowance for loans held for investment and loans held for sale. The allowance for loans held for sale reflects management's intention to securitize auto loans which have been classified as held for sale and recorded at estimated realizable value consistent with purchase accounting. As a result, the allowance for losses on loans held for sale has been included in the lower of cost or market measurement of the carrying value of loans held for sale. The allowance for losses on loans held for sale will be included in the carrying value as the auto loan portfolio is sold and securitized by BVSC.

     Management believes that it uses appropriate information to make loss determinations and considers its allowances for losses at December 31, 1996 and 1995 to be adequate to cover losses from loan and real estate related assets. However, future adjustment in the level of allowance for loan losses may be necessary and earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making such determinations.

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

RETAIL CUSTOMER DEPOSITS

     As a primary part of the Company's business, deposits are gathered for purposes of funding loans and purchasing securities. A summary of the retail customer deposits (excluding intercompany accounts) follows:

                                       DECEMBER 31, 1996
                              ----------------------------------
                                             % OF     WEIGHTED
(DOLLARS IN THOUSANDS)           AMOUNT     TOTAL   AVERAGE RATE
                              ----------    ------  ------------
BVFB (SAIF-INSURED):
Transaction accounts          $  477,777     30.3%       2.57%
Certificates of deposit        1,100,559     69.7        5.48
                              ----------    -----        ----
                              $1,578,336    100.0%       4.60%
                              ==========    =====        ====
CTL (BIF-INSURED):
Money market accounts         $   16,057      8.6%       4.16%
Thrift certificates              169,837     91.4        5.55
                              ----------    -----        ----
                              $  185,894    100.0%       5.43%
                              ==========    =====        ====
BVCC:
Transaction accounts          $  493,571     27.9%       2.62%
Certificates of deposit        1,100,559     62.4        5.48
Thrift certificates              169,837      9.7        5.55
                              ----------    -----        ----
                              $1,763,967    100.0%       4.69%
                              ==========    =====        ====

                                       DECEMBER 31, 1995
                              ----------------------------------
                                             % OF     WEIGHTED
(DOLLARS IN THOUSANDS)           AMOUNT     TOTAL   AVERAGE RATE
                              ----------    ------  ------------
Transaction accounts          $  387,610     21.3%       2.38%
Certificates of deposit        1,432,230     78.7        6.02
                              ----------    -----        ----
                              $1,819,840    100.0%       5.24%
                              ==========    =====        ====

                                       DECEMBER 31, 1994
                              ----------------------------------
                                             % OF     WEIGHTED
(DOLLARS IN THOUSANDS)           AMOUNT     TOTAL   AVERAGE RATE
                              ----------    ------  ------------
Transaction accounts          $  379,424     22.2%       2.01%
Certificates of deposit        1,327,952     77.8        5.25
                              ----------    -----        ----
                              $1,707,376    100.0%       4.53%
                              ==========    =====        ====


Bay View Federal Bank
---------------------

     Increasing the value of its retail branch franchise is one of management's primary objectives. BVFB believes that a gradual expansion of its retail deposit base, particularly transaction accounts in Northern California, will enhance its core earnings by lowering its cost of funds, increasing fee income and expanding opportunities for cross-selling products and services. Throughout 1996, BVFB continued to emphasize the development and marketing of new products and as a result has successfully increased its percentage of transaction accounts in relation to total deposits which has contributed to lower cost of funds. Transaction accounts as a percentage of total deposits increased to 30.23% at December 31, 1996 from 21.3% and 22.2% at December 31, 1995 and 1994, respectively.

California Thrift & Loan
------------------------

     The customer deposits are primarily comprised of thrift certificates which are similar to certificates of deposit with the exception that they are callable at par plus accrued interest. When thrift certificates are purchased by customers, CTL has, as thrift certificates have been issued, reserved the right to repurchase the certificates at any time upon thirty days notice. Utilizing this call provision, CTL redeemed the higher cost component (higher than BVFB's incremental borrowing cost) of these deposits at face value (approximately $267 million) at December 31, 1996.

     The remainder of the CTL customer deposits (which are lower cost than BVFB's incremental borrowing cost) will be sold to BVFB. An application for the approval of the sale of these deposits to BVFB has been filed with the Office of Thrift Supervision.

     Customer deposits of $100,000 or more by time remaining until maturity as of December 31, 1996 were as follows:

                                                        DECEMBER 31,
                                         -------------------------------------------
                                                      1996                    1995
                                         -------------------------------    --------
(DOLLARS IN THOUSANDS)                     BVFB        CTL        BVCC
                                         --------    -------    --------

  Three months or less                   $171,011    $14,130    $185,141    $ 62,808
  Over three through twelve months        114,094     25,146     139,240     170,416
  Over twelve months                       76,358      9,831      86,189     125,611
                                         --------    -------    --------    --------
Total                                    $361,463    $49,107    $410,570    $358,835
                                         ========    =======    ========    ========

BORROWINGS

     The Company utilizes collateralized advances from the FHLBSF for purposes of funding loans. In addition, the Company utilizes other borrowings, on a collateralized and noncollateralized basis, such as securities sold under agreements to repurchase (also known as reverse repurchase agreements). The following table sets forth certain information as to the Companys borrowings as of the dates indicated:

                                                       DECEMBER 31,
                                            ------------------------------------
(DOLLARS IN THOUSANDS)                         1996         1995         1994
                                            ----------    --------    ----------

Advances from FHLBSF                        $  977,750    $766,790    $  956,310
Securities sold under agreements to            210,640     166,738       255,106
 repurchase
Capitalized lease                                2,509       2,914         3,165
Note payable to commercial bank                  4,638       5,023         5,377
Senior Debentures                               50,000           -             -
                                            ----------    --------    ----------

Total                                       $1,245,537    $941,465    $1,219,958
                                            ==========    ========    ==========

     As discussed elsewhere herein, in 1996, management redirected BVFB's strategic focus to restructure the wholesale borrowings (beginning in late 1995) in conjunction with the enhancement of its retail deposit franchise. The average balances for borrowings at BVFB decreased from $1.05 billion in 1995 to $977.7 million in 1996. In the fourth quarter of 1995 and the first quarter of 1996, BVFB prepaid $190 million of high cost borrowings and replaced them with short-term lower cost borrowings. In conjunction with the prepayment of these borrowings, the Company entered into interest rate swap agreements to provide interest rate risk protection for the short-term lower cost borrowings by matching the floating interest rate characteristics and lengthening their maturities. The increase in borrowings at December 31, 1996 as compared to 1995 was due to borrowings from the FHLBSF used to fund the redemption of CTL's high cost thrift certificates as discussed elsewhere herein.

     BVFB is a member of the FHLBSF. As such, BVFB must purchase stock in the FHLBSF equal to the greater of 1% of residential mortgage loans or 5% of its borrowings. As of December 31, 1996 and 1995, the investment in FHLBSF stock amounted to $49.6 million and $39.5 million, respectively. BVFB expects to continue to utilize collateralized advances from the FHLBSF as a source of funding. Advances can be fixed or variable rate, with maturities staggered in accordance with the Company's asset/liabilities management strategies.

     In May 1996, the Company issued $50 million in Senior Debentures yielding 8.42% (all-in cost was 8.91% annualized) and $26 million of the proceeds were used to finance the acquisition of CTL. The residual proceeds of the debt offering will be utilized for future accretive acquisitions or other business purposes to enhance shareholder value, such as the repurchase of the Company's common stock, if warranted. (See "Capital Redeployment Strategies")

                          ASSET AND LIABILITY MANAGEMENT

GENERAL

     The objective of the Company's asset/liability management activities is to improve earnings by adjusting the type and mix of assets and liabilities to effectively address changing conditions and risks. Through overall management of its balance sheet and by controlling various risks, the Company seeks to optimize its financial returns within safe and sound parameters. The Company's operating strategies for attaining this objective include:

     . Managing net interest margin through appropriate risk/return pricing of assets and liabilities
     . Utilizing interest rate swap agreements and other hedging strategies to reduce exposure to fluctuations in interest rates
     . Controlling noninterest expense and enhancing noninterest income, utilizing improved information systems to facilitate the analysis of the profitability of individual business units and products
     . Increasing retail deposits as a percentage of interest-bearing liabilities and reducing the Company's cost of funds
     . Utilizing the Company's strong capital position to boost the earnings power through acquisition of higher yielding assets
     . Enhancing internal analysis capability for measuring, evaluating and monitoring risk

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

     The Company pursues balance sheet strategies that should, in the long run, mitigate its exposure to rising interest rates. The Company also considers other strategies to minimize the variability of the net interest margin including off-balance sheet activities. The Company uses principally interest rate swap agreements to reduce the interest rate fluctuation risk related to certain assets and liabilities. Interest rate swaps involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying notional amounts. The Company has initiated numerous actions in late 1995 and 1996 which significantly reduced the Company's exposure to fluctuations in interest rates. These actions include:

Sale of mortgage-backed securities
----------------------------------

     In 1996, the Company sold $55 million of fixed rate mortgage-backed securities available-for-sale. The purpose of the sale was to reduce the Company's exposure to interest rate increases. During the fourth quarter of 1995 the Company reclassified $148 million of its mortgage-backed securities from held-to-maturity to available-for-sale as a result of adopting the implementation guide to SFAS 115. This reclassification allowed the Company to position these securities for potential sale, which assisted in the reduction of its interest rate risk exposure without tainting its remaining held-to-maturity portfolio.

Interest Rate Swaps
-------------------

     As of December 31, 1996, the Company was party to interest rate swap agreements with notional principal amounts of $421 million, which involve the receipt of floating interest rates (based on 3-month LIBOR) and payment of fixed interest rates on the underlying notional amounts. During the fourth quarter of 1995, the Company prepaid $45 million of its short-term high cost borrowings.
In addition, the Company committed to prepay another $145 million of its short-term high cost borrowings in February 1996. As a result, the Company incurred a prepayment charge of $2.5 million (net of applicable income taxes). In conjunction with the prepayment of these borrowings, the Company entered into interest rate swap agreements with notional principal amounts of $200 million. The impact of these actions was a reduction of the Company's interest rate risk exposure by prepaying its short-term high cost borrowings and replacing the prepayments with short-term lower cost borrowings. The interest rate swap agreements were used to provide interest rate risk protection for the short-term borrowings by matching the floating interest rate characteristics and lengthening their maturities.

Hedging Auto Loans Pending Securitization
-----------------------------------------

     As discussed elsewhere herein, in conjunction with the decision to sell CTL's auto loans and their subsequent securitization by BVSC, management entered into a short sale of Treasury securities that has materially insulated the purchase accounting valuations from movements in interest rates. The short sale transaction was paired-off in December 1996 with a loss of $293,000 recorded as a loss on securities. At December 31, 1996, a Treasury rate lock transaction with a notional principal amount of $210 million was entered into to hedge the auto loans pending sale by CTL and securitization by BVSC.

INTEREST RATE SENSITIVITY

     The Company's interest rate risk policies are established and monitored by its Asset/Liability Committee ("ALCO"). The ALCO reviews the sensitivity of the Company's net interest income and market value of equity to interest rate changes. The objective of the Company's ALCO activities is to improve earnings by adjusting the types of assets and liabilities to effectively address changing conditions and risks. Management believes that its asset/liability activities have improved earnings within safe and sound parameters. To measure the Company's interest rate sensitivity, a cumulative gap measure can be used to assess the impact of potential changes in interest rates on the net interest income. The repricing gap represents the net position of assets and liabilities subject to repricing in specified time periods. Assets and liabilities are categorized according to the expected repricing time frames based on management's judgment. A cumulative gap measure alone cannot be used to evaluate interest rate sensitivity because interest rate changes do not affect all categories of assets and liabilities equally or simultaneously. In measuring interest rate sensitivity, the Company also uses simulation modeling to estimate the potential effects of movements in interest rates. Interest rate risk sensitivity estimated by management, as measured by the change in the net portfolio value of equity as a percentage of the present value of assets from an immediate 200 basis point increase/decrease in interest rates, was 1.15% and 0.79% at December 31, 1996 and 1995 as compared to 3.02% at December 31, 1994. Interest rate sensitivity from a 200 basis point increase/decrease in interest rates for CTL was 0.54% at December 31, 1996.

Market Value of Equity ("MVE")
------------------------------

     The following analysis compares the market value of equity for BVFB with and without interest rate swaps for the indicated basis points ("bp") market shift scenarios at December 31, 1996:

                                  CHANGES IN MARKET VALUE OF EQUITY
                            --------------------------------------------
Projected Effect:            +100 BP     +200 BP     +300 BP     +400 BP
                            --------    --------    --------    --------
  MVE without swaps         $203,008    $165,594    $125,753    $ 84,338
  MVE with swaps            $216,463    $193,741    $167,862    $139,720
  Benefit from swaps        $ 13,455    $ 28,147    $ 42,109    $ 55,382

Bay View Federal Bank
---------------------

     The following table sets forth information regarding asset and liability repricing as of December 31, 1996:

                                                                               REPRICING PERIOD
                                               -----------------------------------------------------------------------------
                                                  UNDER            OVER              OVER             OVER
                                                   ONE         ONE TO THREE      THREE TO FIVE        FIVE
(DOLLARS IN THOUSANDS)                            YEAR            YEARS              YEARS            YEARS          TOTAL
                                               ----------      ------------      -------------      ----------     ---------
ASSETS (1)
----------
Cash and investments (2)                       $  319,379        $   5,004         $  10,000                 -     $  334,383
Mortgage loans and mortgage-backed              1,821,042          219,814           138,108         $ 397,135      2,576,099
 securities (2) (3)
Consumer loans (3)                                 27,397           17,668            12,387                           57,452
                                               ----------        ---------         ---------         ---------     ----------

Total interest rate sensitive assets           $2,167,818        $ 242,486         $ 160,495         $ 397,135     $2,967,934
                                               ==========        =========         =========         =========     ==========

LIABILITIES
-----------
Deposits:
    Certificates of deposit                    $  878,878        $ 206,875         $  14,806                 -     $1,100,559
    Money market accounts                         176,799                -                 -                 -        176,799
    Checking accounts                             113,180                -                 -                 -        113,180
    Passbook accounts                             189,279                -                 -                 -        189,279
Borrowings                                      1,060,991          118,270            40,000                 -      1,219,261
                                               ----------        ---------         ---------         ---------     ----------

Total interest rate sensitive liabilities      $2,419,127        $ 325,145         $  54,806                 -     $2,779,078
                                               ==========        =========         =========         =========     ==========

Repricing gap-positive (negative)
 before impact of interest rate swaps          $ (251,309)       $ (82,659)        $ 105,689         $ 397,135     $  168,856
                                                                                                                   ==========
Impact of interest rate swaps                     421,000         (164,500)         (154,000)         (102,500)
                                               ----------        ---------         ---------         ---------

Cumulative repricing gap-positive negative     $  169,691        $ (77,468)        $(125,779)        $ 168,856
                                               ==========        =========         =========         =========

Cumulative repricing gap as a percentage
 of interest rate sensitive assets
    1996                                             5.72%           (2.61%)           (4.23%)            5.69%
    1995                                             0.89%           (5.14%)           (7.43%)            5.54%

(1)  Net of nonperforming assets
(2)  Investments and mortgage-backed securities are at amortized cost
(3) Based on assumed annual prepayment and amortization rates which approximate the Company's historical experience

California Thrift & Loan
------------------------

     The following table sets forth information regarding asset and liability repricing as of December 31, 1996:

                                                                               REPRICING PERIOD
                                               -----------------------------------------------------------------------------
                                                  UNDER            OVER              OVER             OVER
                                                   ONE         ONE TO THREE      THREE TO FIVE        FIVE
(DOLLARS IN THOUSANDS)                            YEAR            YEARS              YEARS            YEARS          TOTAL
                                               ----------      ------------      -------------      ----------     ---------
ASSETS
------
Cash and investments  (1)                      $ 15,717                                                            $ 15,717
Loans  (2) (3)                                  322,933          $73,709           $28,327            $ 17,262      442,231
                                               --------          -------           -------            --------     --------

Total interest rate sensitive assets           $338,650          $73,709           $28,327            $ 17,262     $457,948
                                               ========          =======           =======            ========     ========

LIABILITIES
-----------
Deposits:
    Certificates of deposit                    $122,404          $42,302           $ 5,131                         $169,837
    Money market accounts                        16,057                                                              16,057
Borrowings                                      163,220                                                             163,220
                                               --------          -------           -------            --------     --------

Total interest rate sensitive liabilities      $301,681          $42,302           $ 5,131                   -     $349,114
                                               ========          =======           =======            ========     ========

Repricing gap-positive (negative)              $ 36,969          $31,407           $23,196            $ 17,262     $108,834
                                               --------          -------           -------            --------     ========

Cumulative repricing gap-positive (negative)   $ 36,969          $68,376           $91,572            $108,834
                                               ========          =======           =======            ========

Cumulative repricing gap as a percentage of
 interest rate sensitive assets
    1996                                           8.07%           14.93%            20.00%              23.76%

(1)  Investments are at amortized cost
(2)  Net of nonperforming assets
(3) Based on assumed annual prepayment and amortization rates which approximate the Company's historical experience

                        LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     The Company's primary sources of funds include:

 .  Customer deposits
 .  Advances from the FHLBSF
 .  Reverse repurchase agreements
 .  Loan and mortgage-backed securities repayments

     The Company uses its liquidity resources principally as follows:

 .  Origination and purchases of mortgage loans
 . Funding the withdrawal of certificates of deposits and other deposit products . Repayment and/or refinance of maturing FHLBSF advances and reverse repurchase agreements

     The Company expects to fund, repay and/or refinance, on a timely basis, its commitments, short-term and long-term liabilities. During 1996, cash flows from operating activities totaled $83 million. Cash flows from investing activities totaled $220 million, primarily from the sale and principal repayments of MBS and net loan repayments. Cash outflows from financing activities totaled $240 million primarily due to redemption of CTL thrift certificates and net deposit outflows offset by borrowings from the FHLBSF and reverse repurchase agreements.

     The following table sets forth the period ending balances for the Company's short-term borrowings and the weighted average interest rates:

                                                          DECEMBER 31,
                                               ----------------------------------
(DOLLARS IN THOUSANDS)                           1996         1995         1994
                                               --------     --------     --------
Advances from FHLBSF                           $774,480     $486,940     $439,520
Securities sold under agreement to repurchase   210,640      151,738      255,106
 repurchase
                                               --------     --------     --------

Total short-term borrowings                    $985,120     $638,678     $694,626
                                               ========     ========     ========

Weighted average interest rate of total
 short-term borrowings at period end               5.66%        6.56%        5.54%
                                               ========     ========     ========

     The following table sets forth the maximum outstanding balance of each type of short-term borrowings at any month-end during 1996, 1995 and 1994, and the average balances and weighted average interest rates on short-term borrowings for 1996, 1995 and 1994:

                                                                DECEMBER 31,
                                                     ----------------------------------
(DOLLARS IN THOUSANDS)                                 1996         1995         1994
                                                     --------     --------     --------
Advances from FHLBSF                                 $774,480     $510,880     $451,720
Securities sold under agreement to repurchase        $220,281     $248,131     $271,486
Average amount of total short-term borrowings
 outstanding during year                             $762,258     $622,080     $475,231
Weighted average interest rate of total
 short-term borrowings during the year                   5.66%        6.09%        5.66%

     OTS regulations require savings institutions to maintain a specified liquidity ratio (presently 5.00%) of cash and specified securities to total customer deposits and borrowings due in one year or less. Historically, BVFB has maintained its liquid assets above the minimum requirements imposed by the OTS regulations and at a level believed adequate to meet requirements imposed by the OTS regulations and at a level believed adequate to meet requirements of normal banking activities, repayment of maturing debt and potential deposit outflows. BVFB maintained liquidity ratios of 5.39% and 5.26% for the months ended December 31, 1996 and 1995, respectively.

CAPITAL RESOURCES

     See also "Strategic Overview" discussion.

BAY VIEW FEDERAL BANK

     BVFB's regulatory capital at December 31, 1996 and 1995 exceeded the minimum requirements of each regulatory capital standard, both in effect on such dates and on a fully phased in basis. The fully phased-in capital ratios became effective in 1996 whereas the total amount of nonqualifying investments in subsidiaries is required to be fully deducted in its entirety from regulatory capital. Regulatory capital ratios of BVFB were as follows:

                                                      MINIMUM
                                  ACTUAL            REQUIREMENT             EXCESS
                             ----------------     ----------------    -----------------
(DOLLARS IN THOUSANDS)        AMOUNT    RATIO      AMOUNT    RATIO     AMOUNT     RATIO
                             --------   -----     --------   -----    --------    -----
Tangible                     $165,110    5.52%    $ 44,860    1.50%    $120,250    4.02%
Core                          168,782    5.64%      89,829    3.00%      78,953    2.64%
Total Risk-based              190,981   10.74%     142,308    8.00%      48,673    2.74%

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires each Federal banking agency, including the OTS, to implement prompt corrective actions for institutions that it regulates. Under capital guidelines enacted by FDICIA, BVFB met the criteria for the "well capitalized" standard at December 31, 1996 as follows:

                                                  WELL CAPITALIZED
                                  ACTUAL            REQUIREMENT             EXCESS
                             ----------------     ----------------    -----------------
(DOLLARS IN THOUSANDS)        AMOUNT    RATIO      AMOUNT    RATIO     AMOUNT     RATIO
                             --------   -----     --------   -----    --------    -----
Leverage                     $168,782    5.64%    $149,716    5.00%    $19,066    0.64%
Tier I Risk-based             168,782    9.49%     106,731    6.00%     62,051    3.49%
Tier II Risk-based            190,981   10.74%     177,885   10.00%     13,096    0.74%

CALIFORNIA THRIFT AND LOAN

     Under capital guidelines enacted by FDICIA, CTL met the criteria for the "well capitalized" standard at December 31, 1996 as follows:

                                                  WELL CAPITALIZED
                                  ACTUAL            REQUIREMENT             EXCESS
                             ----------------     ----------------    -----------------
(DOLLARS IN THOUSANDS)        AMOUNT    RATIO      AMOUNT    RATIO     AMOUNT     RATIO
                             --------  ------     --------  ------    --------   ------
Leverage                     $43,462    9.50%     $22,885    5.00%    $20,577    4.50%
Tier I Risk-based             43,462    9.97%      26,164    6.00%     17,298    3.97%
Tier II Risk-based            48,913   11.33%      43,179   10.00%      5,374    1.33%

IMPACT OF NEW ACCOUNTING STANDARDS


     In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 125 ("SFAS 125") "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 125 establishes standards for when transfers of financial assets, including those with continuing involvement by the transferor, should be considered a sale. SFAS 125 also establishes standards for when a liability should be considered extinguished. This statement was initially to be fully effective for transactions relating to the transfers of assets and extinguishment of liabilities occurring after December 31, 1996; however, in December 1996, the FASB reconsidered certain provisions of SFAS 125 and issued Statement of Financial Accounting Standards No. 127 "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" to defer, for one year, the effective date of implementation for transactions related to repurchase agreements, dollar-roll repurchase agreements, securities lending and similar transactions. The financial statement impact of adopting this standard is not expected to be material to the Company.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                            DECEMBER 31,
                                                                                    ----------------------------
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                                         1996           1995
                                                                                    ----------------------------
ASSETS
Cash and cash equivalents:
  Cash and due from depository institutions                                          $   22,608     $   24,144
  Interest-bearing deposits and short-term investments                                   84,220         18,616
                                                                                     ----------     ----------
                                                                                        106,828         42,760
Loans held for sale                                                                     294,949              -
Securities available-for-sale:
  Investment securities                                                                  13,802          8,035
  Mortgage-backed securities                                                             83,154        149,778
Securities held-to-maturity:
  Investment securities (fair value: 1996, $15,112; 1995, $39,969)                       15,204         39,928
  Mortgage-backed securities (fair value:  1996, $483,461; 1995, $575,321)              494,459        581,600
Loans receivable held for investment, net of
 allowance for losses; 1996 - $29,013; 1995 - $30,014                                 2,179,768      2,062,268
Investment in stock of FHLBSF                                                            51,891         39,450
Real estate owned                                                                         7,387         24,476
Premises and equipment, net                                                               6,905         16,184
Intangibles                                                                              10,197          5,835
Other assets                                                                             35,718         34,182
                                                                                     ----------     ----------
Total Assets                                                                         $3,300,262     $3,004,496
                                                                                     ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposits                                                                    $1,763,967     $1,819,840
Advances from FHLBSF                                                                    977,750        766,790
Securities sold under agreements to repurchase                                          210,640        166,738
Senior Debentures                                                                        50,000              -
Other borrowings                                                                          7,147          7,937
Other liabilities                                                                        90,696         35,214
                                                                                     ----------     ----------
  Total liabilities                                                                   3,100,200      2,796,519
                                                                                     ----------     ----------
Commitments and contingencies (Note 19)
Stockholders' equity:
  Serial preferred stock; authorized, 7,000,000 shares;
   outstanding, none                                                                          -              -
  Common stock ($.01 par value); authorized, 20,000,000 shares;
   issued, 1996 - 7,502,692 shares and 1995 - 7,401,590 shares;
    outstanding, 1996 - 6,674,635 and 1995 - 7,101,590                                       75             74
  Additional paid-in capital                                                            100,511         97,558
  Retained earnings (substantially restricted)                                          131,324        124,487
  Treasury stock at cost, 1996 - 828,057 shares and 1995 - 300,000 shares               (26,497)        (8,436)
  Unrealized loss on securities available-for-sale, net of tax                             (713)          (683)
  Debt of Employee Stock Ownership Plan                                                  (4,638)        (5,023)
                                                                                     ----------     ----------
    Total stockholders' equity                                                          200,062        207,977
                                                                                     ----------     ----------
Total Liabilities and Stockholders' Equity                                           $3,300,262     $3,004,496
                                                                                     ==========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       YEARS ENDED DECEMBER 31,
                                                                --------------------------------------
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                    1996         1995          1994
                                                                --------------------------------------
Interest income:
  Interest on loans receivable                                   $192,443       $155,853       $131,783
  Interest on mortgage-backed securities                           42,081         54,236         61,111
  Interest and dividends on investments                             7,231          6,374          4,432
                                                                 --------       --------       --------
                                                                  241,755        216,463        197,326
Interest expense:
  Interest on customer deposits                                   100,225         93,398         66,424
  Interest on Senior Debentures                                     2,623              -              -
  Interest on borrowings                                           57,925         67,149         63,977
                                                                 --------       --------       --------
                                                                  160,773        160,547        130,401

Net interest income                                                80,982         55,916         66,925
Provision for losses on loans                                       1,898          4,284          2,367
                                                                 --------       --------       --------
    Net interest income after provision for loan losses            79,084         51,632         64,558

Noninterest income:
  Loan fees and charges                                             4,930          3,691          4,537
  Loss on loans and securities                                     (1,453)        (2,510)        (1,081)
  Rental income from premises                                         534            781            809
  Other, net                                                        4,553          4,180          3,273
                                                                 --------       --------       --------
                                                                    8,564          6,142          7,538
Noninterest expense:
  General and administrative:
    Compensation and employee benefits                             27,956         25,148         25,268
    Office occupancy and equipment                                  9,865          8,658          8,436
    Write-down of corporate office complex                            500          7,100              -
    Deposit insurance premiums and regulatory fees                  4,911          4,473          4,813
    Data processing service bureau                                  4,243          1,683          1,701
    Other, net                                                     11,480          9,954          7,069
                                                                 --------       --------       --------
                                                                   58,955         57,016         47,287
  SAIF recapitalization assessment                                 11,750              -              -
  Real estate owned operations, net                                (4,806)        (1,081)           (95)
  Provision for (recovery of) losses on real estate                  (103)           749            145
  Amortization and write-down of intangible assets                  2,606          3,944          2,418
                                                                 --------       --------       --------
                                                                   68,402         60,628         49,755
Income (loss) before income tax expense (benefit)
 and extraordinary item                                            19,246         (2,854)        22,341
Income tax expense (benefit)                                        8,277           (708)         7,828
                                                                 --------       --------       --------
    Income (loss) before extraordinary item                        10,969         (2,146)        14,513
Extraordinary item, net of tax                                          -         (2,544)             -
    Net income (loss)                                            $ 10,969       $ (4,690)      $ 14,513
                                                                 ========       ========       ========

Primary earnings per share:
  Income (loss) before extraordinary item                        $   1.58       $  (0.29)      $   2.02
  Extraordinary item                                                    -          (0.35)             -
                                                                 --------       --------       --------
    Net income (loss) per share                                  $   1.58       $  (0.64)      $   2.02
                                                                 ========       ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                               ADDITIONAL
                                                      NUMBER OF      COMMON      PAID-IN      RETAINED       TREASURY
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)        SHARES         STOCK      CAPITAL      EARNINGS*        STOCK
                                                      ---------      -------   ---------      ---------      ---------
Balance at December 31, 1993                           7,055          $71       $ 90,725       $123,394       $      -
Exercise of stock options                                113            1          1,905
Cash dividends declared ($0.60 per share)                                                        (4,283)
Unrealized loss, net of tax
Repayment of debt
Net income                                                                                       14,513
                                                       -----          ---       --------       --------       --------
Balance at December 31, 1994                           7,168           72         92,630        133,624              -

Repurchase of common stock                                                                                      (8,577)
Exercise of stock options, including tax benefits        234            2          4,928            (53)           141
Cash dividends declared ($0.60 per share)                                                        (4,394)
Unrealized gain, net of tax
Repayment of debt
Net loss                                                                                         (4,690)
                                                       -----          ---       --------       --------       --------
Balance at December 31, 1995                           7,402           74         97,558        124,487         (8,436)

Repurchase of common stock                                                                                     (16,971)
Repurchase of common stock for retirement plan                                     1,090                        (1,090)
Exercise of stock options                                101            1          1,863
Cash dividends declared ($0.61 per share)                                                        (4,132)
Unrealized loss, net of tax
Repayment of debt
Net income                                                                                       10,969
                                                       -----          ---       --------       --------       --------
Balance at December 31, 1996                           7,503          $75       $100,511       $131,324       $(26,497)
                                                       =====          ===       ========       ========       ========

                                                          UNREALIZED            DEBT OF
                                                         GAIN (LOSS)            EMPLOYEE
                                                        ON SECURITIES            STOCK            TOTAL
                                                      AVAILABLE-FOR-SALE       OWNERSHIP      STOCKHOLDERS'
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)          (NET OF TAX)            PLAN            EQUITY
                                                      ------------------       ----------     -------------
Balance at December 31, 1993                           $ 2,488                  (5,702)        $210,976
Exercise of stock options                                                                         1,906
Cash dividends declared ($0.60 per share)                                                        (4,283)
Unrealized loss, net of tax                             (6,122)                                  (6,122)
Repayment of debt                                                                  325              325
Net income                                                                                       14,513
                                                       -------                  ------         --------
Balance at December 31, 1994                            (3,634)                 (5,377)         217,315

Repurchase of common stock                                                                       (8,577)
Exercise of stock options, including tax benefits                                                 5,018
Cash dividends declared ($0.60 per share)                                                        (4,394)
Unrealized gain, net of tax                              2,951                                    2,951
Repayment of debt                                                                  354              354
Net loss                                                                                         (4,690)
                                                       -------                  ------         --------
Balance at December 31, 1995                              (683)                 (5,023)         207,977

Repurchase of common stock                                                                      (16,971)
Repurchase of common stock for retirement plan                                                        -
Exercise of stock options                                                                         1,864
Cash dividends declared ($0.61 per share)                                                        (4,132)
Unrealized loss, net of tax                                (30)                                     (30)
Repayment of debt                                                                  385              385
Net income                                                                                       10,969
                                                       -------                  ------         --------
Balance at December 31, 1996                           $  (713)                 (4,638)        $200,062
                                                       =======                  ======         ========

*  Substantially restricted

  The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      YEARS ENDED DECEMBER 31,
                                                                          --------------------------------------------
(DOLLARS IN THOUSANDS)                                                         1996          1995           1994
                                                                          -----------    -----------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                          $ 10,969       $ (4,690)      $  14,513
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
  Write-down on disposal of premises and equipment                            1,767          7,100               -
  Write-down and amortization of intangible assets                            2,606          3,944           2,418
  Loans originated for sale                                                       -              -         (16,401)
  Proceeds from loans sold                                                    9,668            135          11,798
  Proceeds from loans securitized and sold                                        -              -          10,034
  Provision for losses on loans and real estate owned                         1,795          5,033           2,512
  Depreciation and amortization of premises and equipment                     2,210          3,079           3,128
  Amortization of deferred loan (fees) costs                                  1,396            452          (1,558)
  Decrease in capitalized excess servicing fees                                 411            853           1,373
  Amortization of premiums, net of discounts                                  5,160          4,343           6,220
  Loss on loans and securities                                                1,160          2,510           1,081
  (Increase) decrease  in other assets                                        1,866         (1,722)           (715)
  Increase in other liabilities                                              47,933          6,991           4,923
  Other, net                                                                 (3,558)          (867)         (4,282)
                                                                           --------       --------       ---------
    Net cash provided by operating activities                                83,383         27,161          35,044
                                                                           --------       --------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of California Thrift & Loan, net of cash and
 cash equivalents received                                                  (61,505)             -               -
Net (increase) decrease in loans resulting from originations
 net of principal payments                                                   70,138        (31,575)       (294,592)
Purchase of loans                                                           (64,721)       (12,928)         (5,352)
Principal payments on mortgage-backed securities                             91,748         88,580         203,255
Purchase of mortgage-backed securities                                            -              -        (411,269)
Proceeds from sale of mortgage-backed securities held-to-maturity             2,602              -               -
Proceeds from sale of mortgage-backed securities available-for-sale          54,458        101,242               -
Proceeds from maturities of investment securities held-to-maturity           24,493         17,000           5,000
Proceeds from maturities of investment securities available-for sale         15,000              -               -
Purchase of investment securities held-to-maturity                           (3,041)       (32,000)        (31,843)
Proceeds from sale of investment securities available-for-sale                    -              -           5,317
Proceeds from sale of real estate                                            32,690         20,435          23,906
Proceeds from sale of leasing portfolio held for sale                        59,848              -               -
Proceeds from sale of premises and equipment                                 10,648              -               -
Additions to premises and equipment                                          (1,577)        (3,155)         (5,217)
(Increase) decrease in stock of FHLBSF                                      (10,558)        10,196         (11,509)
                                                                           --------       --------       ---------
    Net cash provided by (used in) investing activities                     220,223        157,795        (522,304)
                                                                           --------       --------       ---------

                                                                        YEARS ENDED DECEMBER 31,
                                                                ------------------------------------------
(DOLLARS IN THOUSANDS)                                              1996          1995           1994
                                                                -----------    ----------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net deposit inflows (outflows)                                      (245,268)     112,464         13,113
Redemption of CTL deposits                                          (267,500)           -              -
Proceeds from advances from FHLBSF                                 1,644,226      480,000        519,110
Repayment of advances from FHLBSF                                 (1,433,266)    (669,520)      (282,400)
Repurchase of common stock                                           (24,359)      (2,279)             -
Issuance of Senior Debentures, net of issuance costs                  49,406            -              -
Proceeds from reverse repurchase agreements                          373,272      166,738        376,960
Repayment of reverse repurchase agreements                          (329,370)    (255,106)      (122,530)
Net change in other borrowings                                        (4,406)        (605)       (12,596)
Proceeds from issuance of common stock                                 1,864        4,294          1,906
Dividends paid to stockholders                                        (4,137)      (4,374)        (4,266)
                                                                 -----------    ---------      ---------
    Net cash provided by (used in) financing activities             (239,538)    (168,388)       489,297
                                                                 -----------    ---------      ---------

Net increase in cash and cash equivalents                             64,068       16,568          2,037
Cash and cash equivalents at beginning of year                        42,760       26,192         24,155
                                                                 -----------    ---------      ---------
Cash and cash equivalents at end of year                         $   106,828    $  42,760      $  26,192
                                                                 ===========    =========      =========

Cash paid during the year for:
  Interest                                                       $    87,422    $  80,226      $  58,806
  Income taxes                                                   $     4,951    $   4,450      $   4,584

Supplemental noncash investing and financing activities:
Loans transferred to real estate owned                           $    10,065    $  31,070      $  19,706
Transfer of mortgage-backed securities from held-to-maturity
 to available-for-sale (Note 1)                                  $         -    $ 147,661      $       -
Mortgage-backed securities acquired in exchange for
 securitized loans                                               $         -    $       -      $  10,034
Loans originated to sell real estate owned                       $     5,011    $   8,905      $   1,550

The acquisition of California Thrift & Loan involved the following (see note 2):

Push-down of the Company's acquisition cost                          $  61,819
Liabilities assumed                                                    476,492
Fair value of assets acquired, other than cash and cash equivalents   (531,029)
Goodwill                                                                (6,968)
                                                                     ---------
    Net cash and cash equivalents received                           $     314
                                                                     =========

  The accompanying notes are an integral part of these consolidated financial statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The accompanying financial statements include the consolidated accounts of Bay View Capital Corporation, a holding company incorporated in Delaware (the "Company" or "BVCC"), and its wholly owned subsidiaries: Bay View Federal Bank, a Federal Savings Bank ("BVFB"), California Thrift & Loan, a California industrial loan company ("CTL") and Bay View Securitization Corporation, a Delaware corporation ("BVSC"). All significant intercompany accounts and transactions have been eliminated. As used herein, the terms "Company" or "BVCC" refer to the Company and its consolidated subsidiaries unless otherwise indicated.

Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

     Cash equivalents consist of highly liquid financial instruments, with maturities of 90 days or less at the time of purchase, that are readily convertible into cash and have insignificant interest rate risk.

Loans Receivable

     Loans receivable originated or purchased by the Company are identified as either held for sale or held for investment at, or soon after, origination or purchase and are recorded at cost net of discounts, deferred loan origination fees, and allowance for loan losses as applicable. Loans receivable held for investment are carried at amortized cost and are not adjusted to the lower of cost or market because management intends and the Company has the ability, to hold these loans to maturity. Interest is accrued as income only to the extent considered collectible. Generally, the Company discontinues interest accruals on loans 90 days or more past due. Interest income on nonaccrual loans is measured on a cash basis. Loans classified as held for sale are carried at the lower of cost or market on an aggregate basis by property type. Market value for these loans is based on prices for similar loans in the secondary loan market.

     The Company charges fees for originating loans at the time the loan is granted. The Company recognizes these loan origination fees, net of certain direct costs, as a yield adjustment over the life of the related loan using the interest method. Amortization of net deferred loan origination fees are discontinued on nonperforming loans. When a loan is sold or paid off, any unamortized net loan origination fees are included in income at that time.

     Statement of Accounting Standards No. 114 ("SFAS 114"), "Accounting by Creditors for Impairment of a Loan" as amended by Statement of Financial Accounting Standards No. 118 ("SFAS 118"), "Accounting by Creditors for Impairment of a loan - Income Recognition and Disclosures" was effective January 1, 1995. A loan is impaired when, based on current information and events, it is probable that the Company is unable to collect all amounts due according to the contractual terms of the loan agreement. The Company considers nonperforming loans and troubled debt restructurings as impaired loans. Nonperforming loans are defined as loans 90 days or more delinquent (excluding accruing loans delinquent 90 days or more) and loans less than 90 days delinquent when the Company determines that full collection of principal and interest is doubtful. Troubled debt restructurings are loans which have been modified based on interest rate concessions and/or payment concessions. SFAS 114 is not applicable to large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. The Company considers its consumer loans as homogeneous loans for purposes of the application of SFAS 114.

     Charge-offs are recorded when the measure of the impaired loan is less than the recorded investment in the loan. In determining charge-offs for specific loans, management evaluates its loans on an individual basis that includes assessing the creditworthiness and financial status of the borrower and analyzing cash flows and current property appraisals. SFAS 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Company's impaired loans are measured based on the fair value of the collateral because they are collateral dependent. At December 31, 1996, there were $16.6 million of impaired loans.

     SFAS 118 allows a creditor to use existing methods for recognizing interest income on an impaired loan. The Company recognizes interest income on impaired loans on a cash basis.

Allowance for Loan Losses

     Allowances for loan losses are maintained at levels that management deems adequate to cover estimated losses and are continually reviewed and adjusted. The Company adheres to an internal asset review system and an established loan loss reserve methodology. Management evaluates factors such as the prevailing and anticipated economic conditions, historic loss experiences, composition of the loan portfolio by property type, levels and trends of classified loans and loan delinquencies in assessing overall valuation allowance levels to be maintained.

     While management uses currently available information to provide for losses on loans, additions to the allowance may be necessary based on new information and/or future economic conditions. When the property collateralizing a delinquent mortgage loan is foreclosed on by the Company and transferred to real estate owned, the difference between the loan balance and the fair value of the property less estimated selling costs is charged-off against the allowance for loan losses.

Loan Sales and Servicing

     Gains or losses on the sale of loans are recognized at the time of sale. When a participating interest in loans sold had an average contractual interest rate, adjusted for normal servicing fees, which was different than the agreed upon yield to the purchaser, the sales price was adjusted by the present value of the differential for the estimated remaining life of the loans. Any resulting net premium or discount is amortized to interest income over the estimated remaining life of the loans based on a methodology that approximates the effective interest yield method. The aggregate amount of unamortized premiums arising from loan sales (capitalized excess servicing) is included as other assets. Capitalized excess servicing fees are periodically reviewed for impairment based on their fair values in accordance with Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights". The fair value of the capitalized excess servicing, for the purposes of impairment, is measured using a discounted cash flow analysis based on the Company's estimated annual cost of servicing, the market prepayment rates, and the market discount rates. At December 31, 1996, there was no impairment relating to capitalized excess servicing fees. Amortization of capitalized excess servicing fees and any related impairments are included in noninterest income as incurred.

Securities

     Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities" establishes the classification of investments into three categories: held-to-maturity, available-for-sale and trading. Securities classified as held-to-maturity are recorded at amortized cost because management intends and the Company has the ability to hold these securities to maturity. Securities classified as available-for-sale are reported at fair value. Fair value for these securities is obtained principally from published information or quotes by registered securities brokers. Securities for which quotes are not readily available are valued based on the present value of discounted estimated future cash flows. The Company does not have a trading portfolio.

     Securities are identified as either available-for-sale or held-to-maturity at, or soon after, purchase and are accounted for accordingly. Net unrealized gains and losses on securities available-for-sale are excluded from earnings and reported net of applicable income taxes as a separate component of stockholders' equity until realized. Gains and losses on sales of securities are recorded in earnings at the time of sale and are determined by the difference between the net sale proceeds and the amortized cost of the security, using specific identification.

     Discounts and premiums on securities are amortized using a method approximating the interest method over the estimated life of the security, adjusted for actual prepayments. Interest on securities is accrued as income only to the extent considered collectible.

     In November 1995, the Financial Accounting Standards Board issued "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities Questions and Answers" ("Special Report"). The Special Report was issued as an aid in understanding and implementing SFAS 115. For companies that adopted SFAS 115 prior to the issuance of this Special Report and the effects of adoption resulted in reclassification of securities between categories, the guidance stipulated that the transfers should be accounted for in accordance with SFAS 115. As a result, concurrent with the initial adoption of the Special Report, the Company reassessed the appropriateness of its classifications for all securities held at that time and, in December 1995, reclassified $147.7 million in mortgage-backed securities from held to maturity to available-for-sale. The transfer was recorded at a fair value of $146.0 million with $981,000 of unrealized losses (net of tax) recorded as a separate component of stockholders' equity.

Real Estate Owned

     Real estate owned is comprised of property acquired through foreclosure and is recorded at the lower of cost (i.e., net loan value) or fair value less estimated costs to sell, as of the date of foreclosure. Thereafter, specific valuation allowances are established for adverse changes in the fair value of the underlying assets.

Premises and Equipment

     Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line basis over the estimated useful lives for each of the various asset categories.

Intangibles

     Core deposit premiums arise from the acquisition of deposits and are amortized on a straight-line basis over the estimated life of the deposit base acquired, generally eight years. The Company continually evaluates the periods of amortization to determine whether later events and circumstances warrant revised estimates. In addition, the market value of core deposit premiums is established on an annual basis to evaluate the recoverability of its carrying value for inclusion as a component of regulatory capital.

     Goodwill represents the excess of cost over the fair value of net assets acquired. Goodwill is amortized to expense over a period no greater than the estimated remaining life of the long-term interest-earning assets acquired. If the assets acquired do not include a significant amount of long-term interest-earning assets, goodwill is amortized over a period that does not exceed the estimated remaining life of the existing customer deposit base. Goodwill is amortized on a straight-line basis over a period of up to 7 years. If it becomes probable that the estimated undiscounted future cash flows will be less than the carrying amount of goodwill, a reduction in the carrying amount is recognized.

Impairment of Long-Lived Assets

     Long-lived assets and certain identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and identifiable intangibles that management expects to hold and use are based on the fair value of the asset. Long-lived assets and certain identifiable intangibles to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Securities Sold Under Agreements to Repurchase

     The Company enters into sales of securities under agreements to repurchase (reverse repurchase agreements) which are considered financing activities. The obligations to repurchase the securities are reflected as liabilities, and related underlying securities for the agreements are included in the Company's securities portfolio as recorded assets.

Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in income during the period of enactment.

Derivative Financial Instruments

     The Company uses certain derivative financial instruments to manage interest rate risk, principally interest rate exchange agreements (swaps, caps and collars). The Company does not hold any derivative financial instruments for trading purposes. The Company uses interest rate swap agreements as part of its overall asset/liability management in order to reduce its exposure to interest rate fluctuation risk. The agreements involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying notional amounts. Net interest income (expense), resulting from the differential between exchanging floating and fixed rate interest payments, is recorded on a current basis. Notional principal amounts are often used to express the volume of interest rate swap transactions, but the amounts potentially subject to loss are much smaller. The Company is exposed to loss of future interest differential payments (credit risk) in the event of nonperformance by the counterparties to the interest rate exchange agreements. The Company manages the credit risk of its interest rate exchange agreements by maintaining exposure limits and adhering to a strict counterparty selection process. The Company does not anticipate nonperformance by the other parties.

Stock Based Compensation

     The Company accounts for stock based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion
(APB) No. 25 "Accounting for Stock Issued to Employees".

Earnings (Loss) Per Share

     Earnings per share for 1996 and 1994 were calculated using weighted average number of common shares outstanding including common stock equivalents (primarily outstanding stock options). Loss per share for 1995 was calculated using the weighted average number of common shares outstanding. The average number of shares outstanding (including common stock equivalents) for 1996 and 1994 were 6,949,919 and 7,180,880 shares, respectively. The average number of shares outstanding for 1995 was 7,293,492. The Company's fully diluted earnings per share does not differ materially from its primary earnings per share, therefore, it has not been separately reported.

Reclassification

     Certain reclassifications have been made to the prior year balances in order to conform to the current year presentation.


NOTE 2. ACQUISITION OF CTL

     Effective June 1, 1996, the Company acquired all the outstanding stock of CTL Credit, Inc. and its wholly owned subsidiary California Thrift & Loan ("CTL") for cash.

     CTL is an FDIC insured California industrial loan company with a specific focus on consumer lending. The acquisition was accounted for using the purchase method of accounting in accordance with APB No. 16, "Business Combinations". Under this method of accounting, the acquisition purchase price of approximately $62 million was allocated to assets acquired and liabilities assumed based on their estimated fair values as of the effective date of acquisition.

     In conjunction with the transaction, the Company issued $50 million of 8.42% Senior Debentures in May 1996 of which a portion was used to partially finance the acquisition.

     The aggregate cost of the acquisition exceeded the estimated fair value of net assets acquired by approximately $7 million and is being amortized on a straight-line basis over seven years. Results of operations for the acquired entity have been included in the Company's consolidated financial statements commencing as of the effective date of acquisition.

Pro Forma Financial Information

     The following unaudited pro forma financial information assumes the acquisition occurred as of the beginning of 1995. The disclosed results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of 1995 or of the results which may occur in the future.

     The following table reflects the combined historical results of operations for BVCC and CTL after giving effect to the amortization of fair value and other purchase accounting adjustments recorded in connection with the acquisition of CTL. Such adjustments include the revaluation of assets held-for-sale, the capitalization of goodwill and other intangibles, and specific expense accruals and reserves for acquisition-related costs and contingencies.

     The following pro forma historical results for the years ended December 31, 1996, and 1995 have been adjusted to include amortization of the aforementioned adjustments for the full periods presented which was calculated based on appropriate methods and periods of benefit as determined by management.

                                                                         YEAR ENDED DECEMBER 31,
                                                                     ----------------------------
(DOLLARS IN THOUSANDS)                                                   1996           1995
                                                                     ------------   -------------
Interest income                                                       $265,298       $267,444
Interest expense                                                       171,121        187,933
                                                                      --------       --------
    Net interest income                                                 94,177         79,511
Provision for loan losses                                                4,981          9,432
                                                                      --------       --------
    Net interest income after provision for loan losses                 89,196         70,079
Noninterest income                                                      10,433          9,365
Noninterest expense                                                     77,386         81,685
                                                                      --------       --------
    Income (loss) before income taxes and extraordinary item            22,243         (2,241)
Income tax provision (benefit)                                           9,694           (140)
Extraordinary item, net of tax                                               -         (2,544)
                                                                      --------       --------
    Net income (loss)                                                 $ 12,549       $ (4,645)
                                                                      ========       ========

Per share data:

Income (loss) before extraordinary item                               $   1.81       $  (0.29)
                                                                      ========       ========
Net income (loss)                                                     $   1.81       $  (0.64)
                                                                      ========       ========

NOTE 3. CASH AND CASH EQUIVALENTS

                                                         DECEMBER 31,
                                           -----------------------------------------
                                                        1996                  1995
                                           -----------------------------    --------
(DOLLARS IN THOUSANDS)                       BVFB       CTL     BVCC (1)
                                           ---------   -----   ---------
Noninterest-earning deposits due from
 depository institutions                    $ 22,405    $605    $ 22,608     $24,144
Interest-earning deposits                        220       -         220       2,366
Short-term investments                        84,000       -      84,000      16,250
                                            --------    ----    --------     -------
Total                                       $106,625    $605    $106,828     $42,760
                                            ========    ====    ========     =======

(1) Intercompany depository accounts have been eliminated.

     Generally, the Company's banking depositories either pay interest on deposits or apply an imputed interest credit to deposit balances which is used as an offset to charges for banking services rendered. The Company has no compensating balance arrangements or lines of credit with banks. Cash balances for BVFB required to be held at the Federal Reserve Bank totaled approximately $5.5 million and $5.7 million at December 31, 1996 and 1995, respectively. There were no similar cash balance reserve requirements for CTL.


NOTE 4. INVESTMENT SECURITIES

     A summary of the Company's investment securities is as follows:

                                                      DECEMBER 31, 1996
                                           ----------------------------------------
                                           AMORTIZED    GROSS UNREALIZED     FAIR
(DOLLARS IN THOUSANDS)                       COST      GAINS    (LOSSES)     VALUE
                                           ---------   -----   ----------   -------
Available-for-Sale
  U. S. Treasury Bills                       $12,792    $ -      $  -       $12,792
  Federal Home Loan Mortgage
   Corporation preferred stock                 1,000     10         -         1,010
                                             -------    ---      ----       -------
Total                                        $13,792    $10      $  -       $13,802
                                             =======    ===      ====       =======

Held-to-Maturity
  Federal Home Loan Mortgage Corporation
   debentures                                $ 5,004    $ -      $(27)      $ 4,977
  Federal Home Loan Mortgage Corporation
   notes                                       5,000      -       (19)        4,981
  Federal Farm Credit Bank callable note       5,000      -       (46)        4,954
  U. S. Treasury Bills                           200      -         -           200
                                             -------    ---      ----       -------
Total                                        $15,204    $ -      $(92)      $15,112
                                             =======    ===      ====       =======

                                                      DECEMBER 31, 1995
                                           ----------------------------------------
                                           AMORTIZED    GROSS UNREALIZED     FAIR
(DOLLARS IN THOUSANDS)                       COST      GAINS    (LOSSES)     VALUE
                                           ---------   -----   ----------   -------
Available-for-Sale
  Federal Home Loan Mortgage Corporation
   and Student Loan Mortgage Association
   notes                                     $ 7,000    $ -      $  -       $ 7,000
  Federal Home Loan Mortgage Corporation
   preferred stock                             1,000     35         -         1,035
                                             -------    ---      ----       -------
Total                                        $ 8,000    $35      $  -       $ 8,035
                                             =======    ===      ====       =======

Held-to-Maturity
  Federal Home Loan Mortgage Corporation
   debentures                                $ 9,988    $ -      $ (4)      $ 9,984
  Federal Home Loan Mortgage Corporation
   notes                                      24,940     45         -        24,985
  Federal Farm Credit Bank callable note       5,000      -         -         5,000
                                             -------    ---      ----       -------
Total                                        $39,928    $45      $ (4)      $39,969
                                             =======    ===      ====       =======

     The weighted average yield of investment securities available-for-sale and held-to-maturity at December 31, 1996 was 5.29% and 6.67%, respectively. The weighted average yield of investment securities available-for-sale and held-to-maturity at December 31, 1995 was 7.19% and 6.58%, respectively.

     There were no sales of investment securities during 1996 and 1995. During 1994, proceeds from sales of investment securities available-for-sale were $5.3 million and gross gains of $171,000 were realized on those sales.

     In conjunction with the pending securitization of CTL's auto loan portfolio, during the fourth quarter of 1996, CTL entered into a short sale of Treasury securities to hedge the valuations from movements in interest rates. A loss of $293,000 in accordance with generally accepted principles was recorded in the fourth quarter associated with this short sale of Treasury securities.

     The following table sets forth the contractual maturities and amortized cost of the Company's investment securities as of December 31, 1996:

                                                           ONE YEAR THROUGH
                                    WITHIN ONE YEAR           FIVE YEARS             TOTAL
                                   ------------------    -------------------   ------------------
                                             WEIGHTED                WEIGHTED            WEIGHTED
                                              AVERAGE                AVERAGE             AVERAGE
(DOLLARS IN THOUSANDS)             AMOUNT      YIELD      AMOUNT      YIELD     AMOUNT    YIELD
                                   -------     -----     -------     -------   -------    ------
Available-for-Sale
  U. S. Treasury Bills             $12,792     5.29%     $     -          -    $12,792     5.29%
                                   =======     =====     =======       ====    =======     =====
Fair value                         $12,792               $     -               $12,792
                                   =======               =======               =======

Held-to-Maturity
  Federal Home Loan Mortgage
   Corporation debentures          $     -               $ 5,004       6.81%   $ 5,004     6.81%
  Federal Home Loan Bank
   callable note                         -                 5,000       6.52      5,000     6.52
  Federal Farm Credit Bank
   callable note                         -                 5,000       6.75      5,000     6.75
  U. S. Treasury Bills                 200     4.75%           -                   200     4.75
                                   -------     -----     -------     -------   -------    ------
Total                              $   200     4.75%     $15,004       6.69%   $15,204     6.67%
                                   =======     =====     =======       ====    =======     =====
Fair value                         $   200               $14,912               $15,112
                                   =======               =======               =======

     The Company's investment in FHLMC preferred stock of $1.01 million has no scheduled maturity and is redeemable in whole or in part after June 30, 1997 at the option of FHLMC.


NOTE 5. MORTGAGE-BACKED SECURITIES

     A summary of the Company's mortgage-backed securities is as follows:

                                                      DECEMBER 31, 1996
                                           ------------------------------------------
                                           AMORTIZED   GROSS   UNREALIZED     FAIR
(DOLLARS IN THOUSANDS)                       COST      GAINS    (LOSSES)      VALUE
                                           ---------   -----   ----------   ---------
Available-for-Sale
  Federal National Mortgage Association     $ 84,401   $  -     $ (1,247)    $ 83,154
                                            ========   ====     ========     ========

Held-to-Maturity
  Federal Home Loan Mortgage Corporation    $202,402   $ 77     $ (4,805)    $197,674
  Federal National Mortgage Association      285,495    104       (6,754)     278,845
  Government National Mortgage
   Association                                   660     22            -          682
  Financial institutions and financial
   intermediaries                              5,902    358            -        6,260
                                            --------   ----    --------     --------
Total                                       $494,459   $561    $(11,559)    $483,461
                                            ========   ====    ========     ========

                                                      DECEMBER 31, 1995
                                           ------------------------------------------
                                           AMORTIZED    GROSS UNREALIZED      FAIR
(DOLLARS IN THOUSANDS)                       COST      GAINS    (LOSSES)      VALUE
                                           ---------   -----   ----------   ---------

Available-for-Sale
  Federal Home Loan Mortgage Corporation    $ 13,457    $  -     $  (199)    $ 13,258
  Federal National Mortgage Association      113,543       -      (1,135)     112,408
  Government National Mortgage
   Association                                24,000     482        (370)      24,112
                                            --------    ----     -------     --------
                                            $151,000    $482     $(1,704)    $149,778
                                            ========    ====     =======     ========

Held-to-Maturity
  Federal Home Loan Mortgage Corporation    $242,839    $173     $(3,224)    $239,788
  Federal National Mortgage Association      329,090     242      (4,035)     325,297
  Government National Mortgage
   Association                                   893      31           -          924
  Financial institutions and financial
   intermediaries                              6,128     460          (1)       6,587
  Other nonrated, nonresidential real
   estate                                      2,650      75                    2,725
                                            --------    ----     -------     --------
                                            $581,600    $981     $(7,260)    $575,321
                                            ========    ====     =======     ========

     The weighted average yield of mortgage-backed securities available-for-sale and held-to-maturity at December 31, 1996 was 6.61% and 6.44%, respectively.
The weighted average yield of mortgage-backed securities available-for-sale and held-to-maturity at December 31, 1995 was 6.72% and 6.58%, respectively.

     Adjustable rate mortgage-backed securities included above totaled $664,000 at December 31, 1996 and $725,000 at December 31, 1995. The Company uses mortgage-backed securities as full or partial collateral for borrowings. The total amount of pledged mortgage-backed securities at December 31, 1996 and 1995 was $560.0 million and $551.1 million, respectively.

     Proceeds from sales of mortgage-backed securities ("MBS") available-for-sale during 1996 were $54.5 million. Gross gains of $411,000 and gross losses of $918,000 were realized on those sales. Proceeds from the sale of MBS held-to-maturity (scheduled to mature three months from sale date) during 1996 was $2.6 million and there was no gain or loss on this sale. Proceeds from sales of mortgage-backed securities available-for-sale during 1995 were $101.2 million. Gross gains of $688,000 and gross losses of $2.9 million were realized on those sales. There were no sales of mortgage-backed securities in 1994.

     The following table sets forth the remaining contractual terms to maturity of the Company's mortgage-backed securities portfolio as of December 31, 1996 which is held exclusively by BVFB:

                                                        OVER                OVER
                                                  ONE YEAR THROUGH    FIVE YEARS THROUGH
                              WITHIN ONE YEAR        FIVE YEARS           TEN YEARS
                             -----------------   ------------------   -------------------
                                      WEIGHTED             WEIGHTED              WEIGHTED
                                      AVERAGE              AVERAGE               AVERAGE
(DOLLARS IN THOUSANDS)       AMOUNT    YIELD     AMOUNT     YIELD     AMOUNT      YIELD
                             ------   --------   -------   --------   -------    ---------
Available-for-Sale

FNMA                         $    -              $     -                $    -
                             ======              =======                ======
Fair Value                   $    -              $     -                $    -
                             ======              =======                ======

Held-to-Maturity
  FHLMC, FNMA
   and GNMA                  $3,614     5.12%    $27,852      5.09%     $5,167      7.45%
  Financial
   institutions and
   intermediaries                 -                  131      8.88%          -
                             ------   -------    -------    ------      ------     ----
Total amortized
 cost                        $3,614     5.12%    $27,983      5.11%     $5,167     7.45%
                             ======   =======    =======    ======      ======     ====

Fair Value                   $3,590              $27,590                $5,159
                             ======              =======                ======

                               OVER TEN YEARS            TOTAL
                             -------------------   --------------------
                                        WEIGHTED               WEIGHTED
                                        AVERAGE                AVERAGE
(DOLLARS IN THOUSANDS)        AMOUNT     YIELD       AMOUNT     YIELD
                             --------   --------    --------  ---------
Available-for-Sale

FNMA                         $ 84,401     6.61%     $ 84,401     6.61%
                             ========    =====      ========    =====

Fair Value                   $ 83,154               $ 83,154
                             ========               ========

Held-to-Maturity
  FHLMC, FNMA
   and GNMA                  $451,924     6.47%     $488,557     6.39%
  Financial
   institutions and
   intermediaries               5,771    10.22%        5,902    10.19%
                             --------    -----      --------    -----
Total amortized
 cost                        $457,695     6.52%     $494,459     6.44%
                             ========    =====      ========    =====

Fair Value                   $447,121               $483,461
                             ========               ========

NOTE 6.  LOANS RECEIVABLE

     The Company originates loans for the purpose of enabling borrowers to purchase or refinance multifamily (five or more units) and nonresidential real estate through its wholly owned subsidiary, BVFB. During 1996, management re-directed its business lending practices whereas it de-emphasized its focus on single family real estate lending. As a result, the Company discontinued its loan origination operations for those specific products. BVFB's loans receivable are primarily secured by real property located in Northern California with the heaviest concentration in the counties of San Mateo, San Francisco and Santa Clara. Although BVFB has a diversified loan portfolio, the geographic concentration of its borrowers implies a dependence on the regional economy and local real estate markets. The loan portfolio for CTL consists primarily of consumer loans. CTL's auto loans are classified as held-for-sale because they are expected to be sold to BVSC for subsequent securitization. The following is a summary of the Company's loans receivable which includes loans held-for-sale at December 31, 1996:

                                                                DECEMBER 31,
                                            ----------------------------------------------------
                                                             1996                        1995
                                            --------------------------------------    ----------
(DOLLARS IN THOUSANDS)                         BVFB          CTL           BVCC
                                            ----------     --------     ----------
Mortgage loans:
  Residential
    Single family (one to four units)       $  610,607     $ 81,479     $  692,086    $  731,310
    Multifamily (five or more units)         1,033,252       15,039      1,048,291       995,038
  Nonresidential                               367,104       14,718        381,822       333,236
                                            ----------     --------     ----------    ----------
                                             2,010,963      111,236      2,122,199     2,059,584
Consumer loans:
  Auto loans                                    21,703      293,736        315,439         2,367
  Home equity and other                         36,058       31,960         68,018        32,482
                                            ----------     --------     ----------    ----------
                                                57,761      325,696        383,457        34,849
                                            ----------     --------     ----------    ----------
Gross loans receivable                       2,068,724      436,932      2,505,656     2,094,433
Advances to borrowers                            1,173            -          1,173           607
Less:
  Net deferred loan origination fees            (2,405)           -         (2,405)       (1,009)
  Unearned discounts and premiums                 (694)           -           (694)       (1,749)
  Allowance for loan losses                    (26,681)      (2,332)       (29,013)      (30,014)
                                            ----------     --------     ----------    ----------
                                               (29,780)      (2,332)       (32,112)      (32,772)
                                            ----------     --------     ----------    ----------
                                            $2,040,117     $434,600     $2,474,717    $2,062,268
                                            ==========     ========     ==========    ==========

     BVFB has historically sold (none in 1996 and 1995) mortgage loans to the secondary market and usually retained responsibility for servicing the loans. At December 31, 1996, 1995 and 1994, BVFB serviced participating interests in loans sold of $412.4 million, $466.5 million, and $541.0 million, respectively.

     The Company has agreed to modifications of certain multifamily and nonresidential mortgage loans. The modifications have taken the form of interest rate concessions, and/or payment concessions. Such loan modifications are considered troubled debt restructurings (see Note 1) and are entered into with the objective of maximizing the Company's long-term recovery of the investment in the loan when a borrower is experiencing financial difficulties. The Company has no commitments to lend additional funds to borrowers whose loans were so modified. In the aggregate, the Company's investment in troubled debt restructurings (excluding troubled debt restructurings classified as nonaccrual loans) was $509,000 and $15.6 million at December 31, 1996 and 1995, respectively. Under their original terms, interest income with respect to these loans would not have been significant in 1996 and would have been

$1.1 million in 1995 and $863,000 in 1994. Actual interest recognized by the Company on these modified loans was not significant in 1996 and was $1.1 million in 1995 and $920,000 in 1994.

     At December 31, 1996 and 1995, nonaccrual loans totaled $16.1 million and $10.8 million, respectively. Interest on nonaccrual loans that was not recorded in income was $735,000, $623,000 and $2.8 million for years ended December 31, 1996, 1995, and 1994, respectively. Actual interest recognized by the Company on these nonaccrual loans was not significant in 1996 or 1995. At December 31, 1996, the Company had no commitments to lend additional funds to these borrowers.

     The average investment in impaired loans during 1996 and 1995 was $15.1 million and $38.5 million, respectively. Impaired loans recorded in accordance with SFAS 114 consist of nonperforming loans (see Note 1) and troubled debt restructurings as follows:

                                                 DECEMBER 31,
                                   ---------------------------------------
(DOLLARS IN THOUSANDS)                        1996                  1995
                                   ----------------------------    -------
                                     BVFB       CTL       BVCC
                                   -------    ------    -------
Nonperforming loans                $14,033    $2,092    $16,125    $10,755
Troubled debt restructurings           509         -        509     15,641
                                   -------    ------    -------    -------
                                   $14,542    $2,092    $16,634    $26,396
                                   =======    ======    =======    =======

     The following table summarizes the changes in the allowance for loan losses for the periods indicated (including CTL effective June 1, 1996):

                                                       YEARS ENDED DECEMBER 31,
                                       ------------------------------------------------------
(DOLLARS IN THOUSANDS)                              1996                   1995        1994
                                       ------------------------------     -------     -------
                                         BVFB        CTL        BVCC
                                       -------     ------     -------
Balance at beginning of year           $30,014     $2,860     $32,874     $29,115     $33,790
Charge-offs:
  Mortgage                              (5,706)      (221)     (5,927)     (4,727)     (8,428)
  Consumer                                  (8)      (466)       (474)       (152)        (86)
                                       -------     ------     -------     -------     -------
                                        (5,714)      (687)     (6,401)     (4,879)     (8,514)
Recoveries:
  Mortgage                                 522          -         522       1,424       1,337
  Consumer                                  59         61         120          70         135
                                       -------     ------     -------     -------     -------
                                           581         61         642       1,494       1,472
Net charge-offs                         (5,133)      (626)     (5,759)     (3,385)     (7,042)
Provision for loan losses                1,800         98       1,898       4,284       2,367
                                       -------     ------     -------     -------     -------
Balance at end of year                 $26,681     $2,332     $29,013     $30,014     $29,115
                                       =======     ======     =======     =======     =======

Allowance for loans by category:
  Mortgage                             $26,157     $1,812     $27,969     $29,541     $28,560
  Consumer                                 524        520       1,044         473         555
                                       -------     ------     -------     -------     -------
   Total:                              $26,681     $2,332     $29,013     $30,014     $29,115
                                       =======     ======     =======     =======     =======


     Allowance for loan losses was provided for all impaired loans at December 31, 1996 and 1995. The portion of the total allowance for loan losses that was attributable to impaired loans was $1.9 million and $5.1 million at December 31, 1996 and 1995, respectively. Provision for loan losses, charge-offs and recoveries relating to impaired loans were $1.9 million, $6.4 million and $0.6 million for the year ended December 31, 1996 and $4.3 million, $4.9 million and $1.5 million for the year ended December 31, 1995, respectively.

     To facilitate the sale of real estate loans, the Company has in the past occasionally offered a recourse guaranty on loans sold whereas the Company agreed to repurchase or substitute loans that became 90 days delinquent. In addition, the Company on occasion subordinated its retained participation interest in sold loans. At December 31, 1996 and 1995, the Company had outstanding recourse and subordination contingencies relating to principal of $54.3 million and $56.0 million, respectively, on sold mortgage loans.

     At December 31, 1996 and 1995, mortgage loans aggregating $1.13 billion and $1.24 billion respectively, were pledged as collateral for advances from the FHLBSF.


NOTE 7. PREMISES AND EQUIPMENT

                                                DECEMBER 31,
                                -------------------------------------------
(DOLLARS IN THOUSANDS)                       1996                    1995
                                -------------------------------    --------
                                  BVFB        CTL        BVCC
                                --------    -------    --------
Land                            $    214    $  -       $    214    $  4,777
Buildings                            336          -         336      10,237
Capitalized leases                 3,979          -       3,979       3,979
Leasehold improvements             5,495      1,422       6,917       5,486
Furniture and equipment           10,281      4,455      14,736      12,456
Construction in progress             361          -         361       3,523
                                --------    -------    --------    --------
                                  20,666      5,877      26,543      40,458
Less:
Accumulated depreciation
 and amortization                (14,769)    (4,869)    (19,638)    (17,174)
Reserve for write-down on
 corporate office complex              -          -           -      (7,100)
                                --------    -------    --------    --------
                                $  5,897    $ 1,008    $  6,905    $ 16,184
                                ========    =======    ========    ========

     During the fourth quarter of 1995, the Company recorded a charge of $7.1 million to adjust the carrying amount of the land and building of its San Mateo, California corporate office complex to its estimated fair value less costs to sell as a result of its decision to pursue a sale of the complex. The Company recorded additional charges of $500,000 as a result of the sale of the complex in September 1996. During 1996, the Company wrote off $1.2 million of computer hardware equipment as a result of new specifications relating to the Company's long-term information services technology agreement with an outside data processing services vendor. Depreciation and amortization expense for the years ended December 31, 1996, 1995 and 1994 was $2.2 million, $3.1 million and $3.1 million, respectively.

NOTE 8.  INTANGIBLE ASSETS

                                             DECEMBER 31,
                             -----------------------------------------
(DOLLARS IN THOUSANDS)                     1996                 1995
                             -------------------------------  --------
                                 BVFB       CTL       BVCC
                             ----------  --------  ---------
Core deposit premiums            $3,810    $   -     $ 3,810    $5,835
Goodwill                              -     6,387      6,387         -
                             ----------  --------  ---------  --------
                                 $3,810    $6,387    $10,197    $5,835
                             ==========  ========  =========  ========

     Core deposit premiums of $274,000 were written off during 1996 due to a branch closure. During the fourth quarter of 1995, core deposit premiums of $854,000 were written-off for the year ended December 31, 1995 resulting from an impairment in the value of core deposit premiums that was attributable to higher than expected decay rates in the customer deposits acquired. The balance of core deposit premiums was subsequently amortized over its remaining useful life. There were no core deposit premiums written off during 1994. Amortization expense for core deposit premiums was $1.8 million, $1.9 million and $2.0 million for the years ended December 31, 1996, 1995 and 1994, respectively.

     During the fourth quarter of 1995, BVFB explored the sale and/or exchange of certain of its acquired branches which had purchased goodwill dating from 1981. Based on offers received and management's estimate of undiscounted future cash flows, it was determined that the recovery of the goodwill associated with these branches was no longer recoverable. Correspondingly, related unamortized goodwill of $758,000 was written off in 1995. Amortization expense for goodwill was $581,000 for the year ended December 31, 1996 and $396,000 for each of the years ended December 31, 1995 and 1994.

NOTE 9.  CUSTOMER DEPOSITS


                                             DECEMBER 31, 1996
                             ------------------------------------------------
                                                   % OF         WEIGHTED
(DOLLARS IN THOUSANDS)            AMOUNT          TOTAL        AVERAGE RATE
                             ----------------   ---------  ------------------
BVFB:
Passbook accounts              $    189,279       12.0%           2.38%
Checking accounts                   111,699        7.1            0.78
Money market accounts               176,799       11.2            3.90
                             ---------------    ---------  ------------------
Transaction accounts                477,777       30.3            2.57
Certificates of deposit           1,100,559       69.7            5.48
                             ---------------    ---------  ------------------
                               $  1,578,336(1)  100.0%           4.60%
                             ===============    =========  ==================
CTL:
Money market accounts          $     16,057        8.6%           4.16%
Thrift certificates                 169,837       91.4            5.55
                             ---------------    ---------  ------------------
                               $    185,894      100.0%           5.43%
                             ===============    =========  ==================
BVCC:
Passbook accounts              $    189,279       10.7%           2.38%
Checking accounts                   111,436        6.3            0.78
Money market accounts               192,856       10.9            3.92
                             ---------------    ---------  ------------------
Transaction accounts                493,571       27.9            2.62
Certificates of deposit           1,100,559       62.4            5.48
Thrift certificates                 169,837        9.7            5.55
                             ---------------    ---------  ------------------
                               $  1,763,967 (1)  100.0%           4.69%
                             ===============    =========  ==================

(1)  Intercompany deposit accounts have been eliminated

                                      DECEMBER 31, 1995
                          ----------------------------------------
                                          % OF        WEIGHTED
(DOLLARS IN THOUSANDS)       AMOUNT      TOTAL      AVERAGE RATE
                          ------------ ---------  ----------------

Passbook accounts          $  173,739     9.6%         2.93%
Checking accounts             107,595     5.9          0.80
Money market accounts         106,276     5.8          3.09
                          ------------ ---------  ----------------

Transaction accounts          387,610    21.3          2.38
Certificates of deposit     1,432,230    78.7          6.02
                          ------------ ---------  ----------------
                           $1,819,840   100.0%         5.24%
                          ============ =========  ================

     Noninterest bearing deposits were $24.6 million and $13.3 million as of December 31, 1996 and 1995, respectively. Customer deposits at December 31, 1996 included certificates of deposit scheduled to mature as follows:

                                               BVFB          CTL           BVCC
                                          ------------   ----------    -----------
(DOLLARS IN THOUSANDS)

1997                                        $  878,878    $ 122,404     $1,001,282
1998                                           179,045       33,949        212,994
1999                                            27,830        8,353         36,183
2000                                            11,139        3,311         14,450
2001                                             3,667        1,820          5,487
                                          ------------   ----------    -----------
Total                                       $1,100,559    $ 169,837     $1,270,396
                                          ============   ==========    ===========

     Interest expense on customer deposits by deposit type is as follows (including CTL effective June 1, 1996):

                                                             YEARS ENDED DECEMBER 31,
                                        ------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                    1996                    1995       1994
                                        -------------------------------------  ----------  ---------
                                           BVFB       CTL         BVCC
                                        ---------  ---------  ---------------
   Passbook accounts                     $ 5,335    $    -     $   5,335        $  3,777    $ 3,673
   Checking and money market accounts      5,726        393        6,095           4,468      4,625
   Certificates of deposit                73,429         -        73,429          85,153     57,274
   Brokered retail certificates               -          -            -               -         852
   Thrift certificates                        -     $15,366       15,366              -          -
                                        ---------  ---------  ---------------  ----------   ---------
                                         $84,490    $15,759    $ 100,225 (1)     $93,398    $66,424
                                        =========  =========  ===============  ==========   =========

(1)  Intercompany amounts have been eliminated

NOTE 10.   ADVANCES FROM THE FEDERAL HOME LOAN BANK OF SAN FRANCISCO

     At December 31, 1996 and 1995, BVFB had the following advances outstanding with the following maturities and rates:


                                                      WEIGHTED AVERAGE
                              PRINCIPAL AMOUNTS        INTEREST RATES
                           -----------------------   ------------------
(DOLLARS IN THOUSANDS)        1996        1995          1996     1995
                           ----------- -----------   --------  --------
1996                         $     -     $486,940          -     6.69%
1997                          774,480      96,580       5.69%    5.63
1998                          108,270     108,270       5.87     5.88
1999                           35,000      35,000       5.84     5.84
2000                           20,000      20,000       5.88     5.88
2001                           40,000      20,000       7.18     8.66
                            ---------   ---------      -----    -----
                             $977,750    $766,790       5.78%    6.43%
                            =========   =========      =====    =====

     FHLBSF advances at December 31, 1996 included $25 million of borrowings maturing in 1997 and 1998 at interest rates that reset monthly based on the Eleventh District Cost of Funds Index and $20 million of borrowings maturing in 2001 at interest rates that reset semi-annually based on the 6-month LIBOR rate. The advances were collateralized by loans and mortgage-backed securities totaling $1.70 billion and $1.61 billion at December 31, 1996 and 1995, respectively.

     BVFB is a member of the Federal Home Loan Bank System. As a member, BVFB is required to purchase stock in the FHLBSF at an amount equal to the greater of 1% of BVFB's residential mortgage loans or 5% of outstanding FHLBSF advances. The stock is purchased at par value ($100 per share) and shares of stock held in excess of the minimum requirement may be sold back to the FHLBSF at par value. BVFB records its investment in FHLBSF stock at cost (par value). At December 31, 1996, BVFB's investment was $49.6 million and its minimum required investment was $48.9 million. The stock is pledged as collateral for advances from the FHLBSF. The FHLBSF generally declares quarterly stock dividends. The amount of FHLBSF dividends recorded in income during the years ended December 31, 1996, 1995 and 1994 was $2.5 million, $2.2 million, and $2.3 million, respectively.

     As part of its asset/liability management strategy to reduce interest rate risk exposure, the Company prepaid $45 million of its advances from the FHLBSF, and during the fourth quarter of 1995, committed to prepay $145 million of its FHLBSF advances in February 1996. Accordingly, the Company incurred a prepayment charge of $2.5 million (net of applicable income taxes) in connection with the early retirement of FHLBSF advances which was reported as an extraordinary item in 1995.


NOTE 11.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     Securities sold under agreements to repurchase are effectively borrowings secured by mortgage-backed securities. The securities sold under the terms of these agreements are safekept for the Company by the registered primary securities dealers who arrange the transactions. Borrowings under reverse repurchase agreements at December 31, 1996 and 1995 were $210.6 million and $166.7 million, respectively. The weighted average interest rate on reverse repurchase agreements at December 31, 1996 and 1995 were 5.53% and 6.13%, respectively.

     These borrowings have maturities of one year or less and are collateralized by mortgage-backed securities aggregating $218.2 million and $172.2 million respectively, at December 31, 1996 and 1995.

The contractually required market values of the collateral may range up to 106% of the borrowings. The market value of the mortgage-backed securities collateralizing such borrowings at December 31, 1996 and 1995 was $218.7 million and $174.8 million, respectively.


NOTE 12.  SENIOR DEBENTURES

     In May 1996, Bay View Capital Corporation issued $50 million of Senior Debentures of which a portion was used to partially finance the acquisition of CTL. The Senior Debentures are due June 1, 1999 and pay interest semi-annually at a rate of 8.42%.

NOTE 13.  INCOME TAXES

     The Company files consolidated federal tax returns with its wholly owned subsidiaries. Income tax expense (benefit) before extraordinary items is summarized as follows for the years ended December 31:



(DOLLARS IN THOUSANDS)                      FEDERAL     STATE       TOTAL
                                          ----------  ----------  ---------
1996:
Current                                     $ 3,007     $   352     $ 3,359
Deferred                                      3,046       1,872       4,918
                                          ----------  ----------    -------
                                            $ 6,053     $ 2,224     $ 8,277
                                          ==========  ==========    =======
1995:
Current                                     $(5,652)    $(2,482)    $(8,134)
Deferred                                      5,135       2,291       7,426
                                          ----------  ----------    -------
                                            $  (517)    $  (191)    $  (708)
                                          ==========  ==========    =======
1994:
Current                                     $ 4,237     $ 2,669     $ 6,906
Deferred                                        883          39         922
                                          ----------  ----------    -------
                                            $ 5,120     $ 2,708     $ 7,828
                                          ==========  ==========    =======

     Following is a summary of current and deferred income taxes included in other assets (liabilities):

                                               DECEMBER 31,
                                          ---------------------
(DOLLARS IN THOUSANDS)                       1996        1995
                                          ----------   --------
Current receivable (payable)                $ 2,735     $(6,248)
Deferred asset (liability)                   (4,698)     11,683
                                           ----------  --------
                                            $(1,963)    $ 5,435
                                           ========    ========

     The differences between the effective tax rates and the federal statutory rates were as follows:


                                               YEARS ENDED DECEMBER 31,
                                          ---------------------------------
(DOLLARS IN THOUSANDS)                       1996       1995        1994
                                          ---------  ----------  ----------
Federal tax expense, computed at
 statutory rate of 35% for 1996,
 1995 and 1994                              $6,736      $(999)      $7,819
Revision of prior year estimates                -           -       (2,100)
State tax expense, net of federal tax        2,439       (192)       1,587
 benefit
Other, net                                    (898)       483          522
                                          ---------  ----------  ----------
                                            $8,277      $(708)      $7,828
                                          =========  ==========  ==========
Effective tax rate, as a percentage of
 income before income tax expense
 (benefit) and extraordinary items            43.0%     (24.8%)       35.0%
                                          =========  ==========  ==========

     The components of the net deferred tax assets as of December 31, 1996 and 1995 were as follows:


(DOLLARS IN THOUSANDS)                                  1996         1995
                                                     -----------  ----------
Deferred tax assets:
  Provision for loan losses                           $ 10,579     $ 12,508
  Real estate joint ventures                             1,130        1,090
  Depreciation                                           1,947        1,476
  State income taxes                                       830          235
  Intangible assets                                      3,327        3,505
  Unrealized loss on securities available-for-sale         532          504
  Leases                                                 1,347          787
  Prepayment penalties                                       -        1,815
  Write-down of corporate office complex                   996        2,823
  Other                                                  3,776        2,579
                                                     -----------  ----------
Gross deferred tax assets                               24,464       27,322
                                                     -----------  ----------
Deferred tax liabilities:
  Excess over base year reserves                          (993)        (914)
  Unrealized gain on loans available-for-sale          (12,745)           -
  Loan fees                                             (7,213)      (8,411)
  FHLBSF stock dividends                                (6,677)      (5,405)
  Capitalized excess servicing fees                       (263)        (456)
  Other                                                 (1,271)        (453)
                                                     -----------  ----------
Gross deferred tax liabilities                         (29,162)     (15,639)
                                                     -----------  ----------
Net deferred tax asset (liability)                    $ (4,698)    $ 11,683
                                                     ===========  ==========

     In accordance with SFAS 109, a deferred tax liability has not been recognized for the bad debt reserves of the Company which arose in the tax years which began prior to December 31, 1987. At December 31, 1996 and 1995, the amount of these reserves was approximately $17.0 million.

     The amount of unrecognized deferred tax liability at December 31, 1996 and 1995 was approximately $6.1 million. The deferred tax liability could be recognized if in the future there is a change in federal tax law, certain distributions are made with respect to the stock of the savings institution, or the bad debt reserves are used for any purpose other than absorbing bad debt losses.

     During 1996, the Company and the Internal Revenue Service ("IRS") reached a final agreement to resolve certain disputed issues related to the taxable years 1987 through 1989. The principal disputed issues related to various savings and loan industry tax issues for which the Company had previously provided deferred taxes.

     As a result of reaching a tentative agreement in 1994, the Company reduced its 1994 income tax expense by approximately $2.1 million. The reduction in 1994 income tax expense represented an adjustment to the Company's current and deferred tax liabilities (including the estimated effect of the IRS agreement on the Company's California franchise tax returns).

     The acquisition of CTL during 1996 increased deferred income tax liabilities by $7.3 million.


NOTE 14.  STOCKHOLDERS' EQUITY AND REGULATORY CAPITAL REQUIREMENTS

     Federal legislation to recapitalize and fully fund the Savings Association Insurance Fund ("SAIF") was signed into law on September 30, 1996. Customer deposits for BVFB are SAIF-insured, and as a result of the legislation BVFB was required to pay a one-time special assessment of $11.7 million pre-tax ($6.7 million after tax or $.97 per share). The legislation had no effect on CTL, as its deposits are insured under the Bank Insurance Fund.

     Under capital adequacy guidelines and the regulatory framework for prompt corrective action, BVFB and CTL must meet specific capital guidelines that involve quantitative measures of BVFB's or CTL's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. BVFB's and CTL's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements.

Bay View Federal Bank
---------------------

     The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") provides definitions of regulatory capital (tangible capital, core capital and risk-based capital) and methods of calculating the minimum requirement for each type of capital. The tangible capital requirement is 1.5% of tangible assets. The core capital requirement is 3.0% of tangible assets plus qualifying intangibles. The risk-based capital requirement is 8.0% of risk-weighted assets. At December 31, 1996, BVFB's fully phased-in regulatory capital exceeds the minimum requirements of each regulatory capital standard in effect on such date as follows:

                                  ACTUAL          MINIMUM REQUIRED          EXCESS
                         --------------------  ---------------------  ------------------
(DOLLARS IN THOUSANDS)     AMOUNT     RATIO      AMOUNT      RATIO      AMOUNT    RATIO
                         ---------  ---------  ---------  ----------  --------- --------
Tangible                  $165,110     5.52%    $ 44,860    1.50%      $120,250    4.02%
Core (Leverage)           $168,782     5.64%    $ 89,829    3.00%      $ 78,953    2.64%
Risk-based                $190,981    10.74%    $142,308    8.00%      $ 48,673    2.74%

     The following table is a reconciliation of BVFB's capital (excluding unrealized loss on securities available-for-sale, net of tax benefit) under Generally Accepted Accounting Principles ("GAAP") with its regulatory capital at December 31, 1996:

(DOLLARS IN THOUSANDS)                      TANGIBLE        CORE       RISK-BASED
                                           ----------    ----------   ------------
BVFB stockholder's equity (GAAP)            $170,847      $170,847      $170,847
 Increase (decrease):
 Unrealized loss on securities                   713           713           713
 Core deposit premiums                        (3,810)         (138)         (138)
 Nonincludable investments in subsidiary      (2,640)       (2,640)       (2,640)
 Nonqualifying equity investments                  -             -          (124)
 Qualifying general loan loss allowances           -             -        22,323
                                           ----------    ----------   ------------
BVFB regulatory capital                     $165,110      $168,782      $190,981
                                           ==========    ==========   ============

     The Federal Deposit Insurance Corporation Improvement Act of 1991 required each federal banking agency to implement prompt corrective actions for institutions that it regulates. In response to this requirement, the Office of Thrift Supervision adopted final rules, effective December 19, 1992, based on FDICIA's five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

     The regulations provide that a savings institution is well capitalized if its Tier II risk-based capital ratio is 10% or greater, its Tier I risk-based capital ratio is 6% or greater, its leverage ratio is 5% or greater, and the institution is not subject to a capital directive. As used herein, Tier II risk-based capital ratio means the ratio of Tier II risk-based capital to risk-weighted assets, Tier I capital ratio means the ratio of core capital to risk-weighted assets, and leverage ratio means the ratio of core capital to adjusted total assets, in each case as calculated in accordance with current OTS capital regulations. As of December 31, 1996 and 1995, the most recent notification from the OTS categorized BVFB as well capitalized. There are no conditions or events since that notification that management believes have changed BVFB's category.

     Under capital guidelines enacted by FDICIA, BVFB met the criteria for the "well capitalized" standard at December 31, 1996 and 1995 as follows:

                                                 DECEMBER 31, 1996
                         ------------------------------------------------------------
                                                  WELL CAPITALIZED
                                  ACTUAL            REQUIREMENT            EXCESS
                         ------------------------------------------------------------
(DOLLARS IN THOUSANDS)     AMOUNT     RATIO      AMOUNT      RATIO    AMOUNT   RATIO
                         ---------    -----     --------    -------  --------  ------
Leverage                  $168,782    5.64%    $149,716      5.00%    $19,066   0.64%
Tier I risk-based         $168,782    9.49%    $106,731      6.00%    $62,051   3.49%
Tier II risk-based        $190,981   10.74%    $177,885     10.00%    $13,096   0.74%


                                                DECEMBER 31, 1995
                         -------------------------------------------------------------
                                                 WELL CAPITALIZED
                                 ACTUAL             REQUIREMENT            EXCESS
                         -------------------------------------------------------------
(DOLLARS IN THOUSANDS)       AMOUNT     RATIO     AMOUNT     RATIO     AMOUNT    RATIO
                         ----------   -------   ---------   ------    -------    -----
Leverage                   $158,378     5.28%    $150,030    5.00%    $ 8,348    0.28%
Tier I risk-based          $158,378     9.25%    $102,693    6.00%    $55,685    3.25%
Tier II risk-based         $179,865    10.51%    $171,155   10.00%    $ 8,710    0.51%


     Currently, the OTS has deferred implementation of the interest rate risk component for institutions with a greater than "normal" (i.e. greater than 2%) level of interest rate risk exposure. As of December 31, 1996, if the interest rate risk component regulation had been implemented, BVFB would not have been subject to an interest rate risk capital deduction for risk-based capital purposes.

     The Company is a legal entity separate and distinct from BVFB. The Company's principal source of funds on an unconsolidated basis is expected dividends from its wholly owned subsidiaries. Dividends declared by BVFB to the Company were $0 in 1996, $29.4 million in 1995 and $4.4 million in 1994. There are various statutory and regulatory limitations on the extent to which BVFB can pay dividends to, make investments in or loans to, or otherwise supply funds to the Company. Based on the current financial status of BVFB, the Company believes that such limitations and restrictions will not impair the Company's ability to continue to pay the current level of dividends.

California Thrift & Loan
------------------------

     As of December 31, 1996, the most recent notification from the FDIC categorized CTL as well capitalized. There are no conditions or events since that notification that management believes have changed CTL's category. CTL's capital ratios at December 31, 1996 are as follows:

                                                WELL CAPITALIZED
                         -----------------------------------------------------------
                                 ACTUAL            REQUIREMENT           EXCESS
                         -----------------------------------------------------------
(DOLLARS IN THOUSANDS)      AMOUNT    RATIO     AMOUNT    RATIO     AMOUNT    RATIO
                         ----------- -------  ---------- -------  ---------- -------
Leverage                     $43,462    9.50%    $22,885    5.00%    $20,577    4.50%
Tier I Risk-based            $43,462    9.97%    $26,164    6.00%    $17,298    3.97%
Tier II Risk-based           $48,913   11.33%    $43,179   10.00%    $ 5,734    1.33%

     CTL declared and paid a dividend of $15 million in 1996 to return excess capital to the Company.

NOTE 15.  STOCK REPURCHASE PROGRAM

     During 1995, the Company's Board of Directors authorized a stock repurchase program enabling the Company to purchase up to 600,000 shares of the Company's common stock which was subsequently increased in 1996 to a total of 800,000 shares authorized for repurchase. As of December 31, 1996, the Company had completed its previously announced stock buy back of 800,000 shares (305,000 shares in 1995 and 495,000 in 1996) which were repurchased at an average cost of $31.97.

     On January 22, 1997, the Company announced that its Board of Directors has authorized the repurchase of an additional $25 million of shares of the Company's common stock.

NOTE 16.  STOCK OPTIONS

     The Company has adopted the "Amended and Restated 1986 Stock Option and Incentive Plan" and the "1995 Stock Option and Incentive Plan" which authorize the issuance of up to 879,715 and 500,000 shares of common stock, respectively. The Company has also adopted a Non-Employee Director Stock Option Plan which authorizes the issuance of up to 275,000 additional shares of common stock. The stock option plans were approved by the Company's stockholders.


                                                                                 NON-EMPLOYEE
                                               1986 STOCK       1995 STOCK        DIRECTOR
                                              OPTION PLAN      OPTION PLAN       OPTION PLAN      TOTAL
                                           ---------------    -------------    --------------  -----------
Shares reserved for issuance                     879,715           500,000          275,000     1,654,715
Granted                                       (1,024,408)         (301,000)        (228,000)   (1,553,408)
Canceled                                         145,037            10,000           10,000       165,037
Expired                                             (344)                -                -          (344)
                                           ---------------    -------------    --------------  -----------
Total available for grant                              0           209,000           57,000       266,000
                                           ===============    =============    ==============  ===========

     At December 31, 1996, the Company had outstanding non-qualified options for all three plans with expiration dates from 1997 to 2006, as follows:

                                        NUMBER OF      EXERCISE PRICE   AVERAGE PRICE
                                      OPTION SHARES        RANGE          PER SHARE
                                   -----------------  ---------------  --------------
Outstanding at December 31, 1993            616,296      $13.94-23.75          $17.89
Granted                                      26,000       21.50-23.88           21.68
Exercised                                  (112,711)      13.94-19.63           16.94
                                   -----------------  ---------------  --------------
Outstanding at December 31, 1994            529,585       13.94-23.88           18.28
Granted                                     217,000       18.75-26.63           24.56
Exercised                                  (238,616)      13.94-22.13           18.01
Canceled                                    (19,422)      17.50-25.00           22.92
                                   -----------------  ---------------  --------------
Outstanding at December 31, 1995            488,547       13.94-26.63           21.02
Granted                                     212,000       26.94-37.75           32.02
Exercised                                  (101,102)      13.94-25.00           18.41
Canceled                                    (22,000)      25.00-25.63           25.57
                                   -----------------  ---------------  --------------
Outstanding at December 31, 1996            577,445      $14.56-37.75          $25.34
                                   =================  ===============  ==============
Options exercisable
 at December 31, 1996                       378,445      $14.56-37.75          $22.38
                                   =================  ===============  ==============

Statement of Financial Accounting  Standard (SFAS) No. 123 Pro Forma Disclosure

     The Company accounts for its stock option grants in accordance with APB Opinion No. 25 "Accounting for Stock Issued to Employees". Had compensation cost been recorded based on SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
(DOLLARS IN THOUSANDS EXCEPT PER SHARE  AMOUNTS)                 1996         1995
                                                              -----------  ----------
Net income (loss):
  Actual                                                       $10,969      $(4,690)
  Pro forma                                                    $10,255      $(5,239)
Primary net income (loss) per share:
  Actual                                                       $  1.58      $ (0.64)
  Pro forma                                                    $  1.47      $ (0.71)

     The fair value of options granted was estimated as of the date of grant based on the Black-Scholes option pricing model given the following weighted-average assumptions.

                                 YEAR ENDED DECEMBER 31,
                               ---------------------------
                                   1996            1995
                               -------------  ------------
Dividend yield                   2.0%                2.5%
Volatility                        .30                 .30
Risk-free interest               5.21%               7.78%
Expected term (years)            4.84                4.84

     The following table summarizes information about stock options outstanding at December 31, 1996:

                                                 OUTSTANDING                                        EXERCISABLE
                      --------------------------------------------------------------  --------------------------------------
                             NUMBER             WEIGHTED                                    NUMBER
                         OUTSTANDING AT          AVERAGE              WEIGHTED          EXERCISABLE AT          WEIGHTED
RANGE OF                  DECEMBER 31,        REMAINING LIFE           AVERAGE            DECEMBER 31,           AVERAGE
EXERCISE PRICES              1996              (IN YEARS)           EXERCISE PRICE           1996            EXERCISE PRICE
-----------------     ------------------  --------------------  --------------------  ----------------  --------------------
$ 14.56 - 21.50               207,445             4.83                   $18.68             207,445               $18.68
$ 23.75 - 31.25               276,000             8.81                   $27.41             141,000               $25.54
$ 33.13 - 37.75                94,000             9.47                   $33.94              30,000               $33.13
                      ------------------                                              ----------------
                              577,445                                                       378,445
                      ==================                                              ================

NOTE 17.  EMPLOYEE BENEFIT PLANS

     The Company has a 401(k) thrift plan under which an employee with one or more years of service may contribute from 2% to 15% of base salary to the plan. The Company will match an employee's contribution up to 100% of the first 6% of the employee's base salary, depending on the employee's length of service. The Company's contributions for the years ended December 31, 1996, 1995 and 1994 were $435,000, $483,000, and $526,000 respectively.

     Effective December 31, 1995, the Company modified its non-qualified defined benefit retirement plan for non-employee members of its Board of Directors and terminated its non-qualified supplemental retirement plan for executive officers (collectively, the "Plans"). As of December 31, 1996, the Company had a $1.1 million liability to certain non-employee members of its Board of Directors payable in 33,057 shares of the Company's common stock in satisfaction of the retirement plan liability. Such shares were repurchased in the market and are held in treasury and restricted as to issuance until paid out. The liability is included in additional paid in capital. As of December 31, 1996, the Company had a $2.0 million liability to certain retired Directors and executive officers (relating to the remaining benefits owed pursuant to the terminated supplemental retirement plan for executive officers).

     The pension liability in the Consolidated Statements of Financial Condition at December 31, 1995 was $4.5 million, which represented the expected payout to participants upon termination of the Plans. The benefits were based on years of service and the participants' compensation. The amounts charged to income for the pension benefits, including the charges relating to the modification and termination of these plans, during 1996, 1995 and 1994 were $42,000, $637,000, and $860,000, respectively.

     Net pension cost for these Plans included the following components for 1994:

(DOLLARS IN THOUSANDS)                                    DECEMBER 31, 1994
                                                        ---------------------
Service cost-benefits earned during the year                     $285
Interest cost on projected benefit obligation                     492
Net amortization and deferral                                      83
                                                           -----------
    Net periodic pension cost                                    $860
                                                           ===========

     The Company has an ESOP covering all regular full-time and part-time employees who have completed one year of employment. The Company borrowed $6.0 million from a financial institution which it in turn lent to the ESOP to purchase shares of the Company's common stock in the open market. At December 31, 1996 and 1995, the ESOP held 157,095 and 176,589 shares, respectively, of the Company's common stock. The interest rate paid by the Company on the ESOP debt is based on 90% of the prime rate. Total interest expense incurred on the ESOP debt was $362,000, $407,000 and $352,000, respectively, for the years ended December 31, 1996, 1995 and 1994. The interest expense recorded by the Company was $289,000, $254,000, and $199,000, for the years ended December 31, 1996,
1995 and 1994, respectively. The Company makes periodic contributions to the ESOP primarily to enable the ESOP to pay interest expense and administrative costs not covered by cash dividends received by the ESOP on its shares of the Company's common stock. Contributions from the Company to the ESOP on a cash basis totaled $674,000 for 1996, $609,000 for 1995, and $508,000 for 1994.

NOTE 18.  DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Exchange Agreements (Swaps)

     At December 31, 1996 and 1995 the Company was party to interest rate swap agreements with notional principal amounts of $421.0 million and $150.0 million, respectively. The information presented below is based on interest rates at December 31, 1996 and 1995. To the extent that rates change, variable interest rate information will change. The following schedule represents the maturities and weighted average interest rates for swap agreements outstanding as of December 31, 1996:

                                                             MATURITIES OF DERIVATIVES INSTRUMENTS
                                                 ------------------------------------------------------------
(DOLLARS IN THOUSANDS)                              1999        2000         2001        2002+        TOTAL
                                                 ---------   ----------   ----------   ----------   ---------
Pay fixed generic swaps
Notional amount                                   $39,500     $100,000     $104,000     $177,500     $421,000
Weighted average receive rate (3-month LIBOR)        5.55%        5.56%        5.53%        5.53%        5.54%
Weighted average pay rate (fixed)                    6.67%        6.10%        6.72%        6.41%        6.44%

     The following schedule represents the maturities and weighted average interest rates for swap agreements outstanding as of December 31, 1995:

                                                      MATURITIES OF DERIVATIVES
                                                             INSTRUMENTS
                                                 -----------------------------------
(DOLLARS IN THOUSANDS)                              2001        2001+        TOTAL
                                                 ----------   ----------   ---------
Pay fixed generic swaps
Notional amount                                   $100,000     $ 50,000     $150,000
Weighted average receive rate (3-month LIBOR)         5.89%        5.68%        5.82%
Weighted average pay rate (fixed)                     6.10%        6.03%        6.08%

Forward starting swap
Notional amount                                  $       -     $150,000     $150,000
Weighted average receive rate (3-month LIBOR)            -         5.63%        5.63%
Weighted average pay rate (fixed)                        -         6.35%        6.35%

     The interest rate swaps at December 31, 1996 and 1995 were collateralized by loans and mortgage-backed securities totaling $10.4 million and $14.6 million, respectively. The effect of interest rate swap agreements for the years ended December 31, 1996, 1995 and 1994 was to increase interest expense by $2.6 million, $40,000, and $80,000, respectively.

Treasury Rate Lock Agreement

     At December 31, 1996, CTL entered into a $210 million treasury rate lock agreement to hedge its auto loan portfolio pending sale to BVSC and subsequent securitization and sale of asset-backed securities by BVSC. The treasury rate lock agreement guarantees a stated interest rate for a stated period of time and CTL will receive/pay the difference between the lock rate and the effective treasury rate on settlement date. Gains and losses on the hedge are deferred and recognized in income upon settlement of the hedge or sale of the underlying assets being hedged.

NOTE 19. COMMITMENTS AND CONTINGENCIES

Banking Center Premises

     In 1980, the Company sold a building which formerly housed its headquarters for $3.45 million, and, concurrent with the sale, leased back the entire building under a twenty-year lease which has been accounted for as a capital lease. The Company occupies a minor portion of this building and receives sublease rental income from the major portion, and is responsible for all operating and maintenance expenses associated with the building. Sublease rentals totaled $389,000, $385,000, and $389,000 during the years ended December 31, 1996, 1995 and 1994, respectively. During the years ended December 31, 1996, 1995 and 1994, depreciation on the capital lease was $303,000 for each year. Accumulated depreciation at December 31, 1996 and 1995 was $2.9 million and $2.6 million, respectively.

     Certain banking center locations and the Company's administrative corporate office are leased by the Company under operating type lease arrangements expiring at various dates through 2012. Lease rental expense for the years ended December 31, 1996, 1995 and 1994 totaled $3.5 million, $2.4 million, and $2.5 million, respectively.

     Future minimum payments under lease obligations at December 31, 1996 are included in the following table:

                                                  CAPITAL LEASE             OPERATING LEASE
          (DOLLARS IN THOUSANDS)                    PAYMENTS                    PAYMENTS
                                                  -------------             ---------------

          1997                                       $  872                      $ 4,982
          1998                                          924                        4,634
          1999                                          978                        3,870
          2000                                          508                        3,028
          2001                                            -                        2,771
          2002 and thereafter                             -                       20,543
                                                     ------                      -------
                                                      3,282                      $39,828
                                                                                 =======
           Less amount representing interest           (773)
                                                     ------
             Net capital lease obligation            $2,509
                                                     ======

Mortgage Loans

     As of DECEMBER 31, 1996 the Company had outstanding commitments to originate $7.4 million of mortgage loans. The Company has outstanding recourse and subordination contingencies relating to $54.3 million of sold loans at December 31, 1996 (see Note 6).

Litigation

     The Company is involved as plaintiff or defendant in various legal actions arising in the normal course of business. In the opinion of management, after consultation with counsel, the resolution of these legal actions will not have a material adverse effect on the Company's consolidated financial condition or results of operations.

NOTE 20.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     The fair value estimates presented herein are based on pertinent information available to the Company as of December 31, 1996 and 1995. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

                                                                          DECEMBER 31, 1996
                                         ------------------------------------------------------------------------------------
                                                    BVFB                         CTL                       BVCC (2)
                                         ---------------------------   ------------------------   ---------------------------
                                          CARRYING        ESTIMATED      CARRYING    ESTIMATED     CARRYING        ESTIMATED
(DOLLARS IN THOUSANDS)                     AMOUNT         FAIR VALUE      AMOUNT     FAIR VALUE     AMOUNT         FAIR VALUE
                                         ----------       ----------   -----------   ----------   ----------       ----------
Assets
  Cash and cash equivalents              $  106,623       $  106,623      $    605     $    605   $  106,828       $  106,828
  Loans held for sale                         1,213            1,213       293,736      294,636      294,949          295,849
  Investment securities                      15,004           14,912        12,792       12,792       29,006           28,914
  Mortgage-backed securities                577,613          566,615             -            -      577,613          566,615
  Loans receivable (1):                   2,038,904        2,055,394       140,864      144,252    2,179,768        2,199,646
  Investment in stock of the FHLBSF          49,571           49,571         2,320        2,320       51,891           51,891
  Capitalized excess servicing                  575            8,001             -            -          575            8,001
Liabilities
  Transaction accounts                      479,258          479,258        16,057       16,057      493,571          493,571
  Fixed maturity deposits                 1,100,559        1,103,744       169,837      169,837    1,270,396        1,273,581
  Advances from the FHLBSF                  977,750          980,775             -            -      977,750          980,775
  Securities sold under
   agreements to repurchase                 210,640          211,341             -            -      210,640          211,341
  Senior Debentures                                                                                   50,000           50,166

                                            DECEMBER 31, 1995
                                         ----------------------
                                          CARRYING    ESTIMATED
(DOLLARS IN THOUSANDS)                     AMOUNT    FAIR VALUE
                                         ---------   ----------
Assets
  Cash and cash equivalents              $   42,760  $   42,760
  Loans held for sale                             -           -
  Investment securities                      47,963      48,004
  Mortgage-backed securities                731,378     725,099
  Loans receivable (1):                   2,062,268   2,079,818
  Investment in stock of the FHLBSF          39,450      39,450
  Capitalized excess servicing                  985       6,520
Liabilities
  Transaction accounts                      387,610     387,610
  Fixed maturity deposits                 1,432,230   1,439,214
  Advances from the FHLBSF                  766,790     775,567
  Securities sold under
   agreements to repurchase                 166,738     166,854

(1) Carrying amounts are net of allowance for losses
(2) Intercompany accounts have been eliminated

                                                          OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
                                               -----------------------------------------------------------
                                                    DECEMBER 31, 1996                DECEMBER 31, 1995
                                               -----------------------------------------------------------
                                                CARRYING      UNREALIZED          CARRYING      UNREALIZED
(DOLLARS IN THOUSANDS)                           AMOUNT       GAIN/(LOSS)          AMOUNT          LOSS
                                               ----------     -----------        ----------     ----------
BVFB:
----
Interest rate swaps                               $549          $(3,335)            $15           $(4,353)
                                                  ====          =======             ===           =======

CTL:
----
Treasury rate lock                                $  -          $    33             $ -           $     -
                                                  ====          =======             ===           =======

     The Company believes the carrying amounts of cash and cash equivalents and investment in stock of the FHLBSF are reasonable estimates of their fair values. The fair values of investment securities and mortgage-backed securities were based on published market prices or quotes obtained from independent registered securities brokers.

     The estimated fair value of loans receivable held for investment was determined by discounting the projected cash flows using current interest rates at which similar loans would be made to borrowers of similar credit risk. Prepayment estimates were based on historical experience and published data for similar loans. Fair values for loans available-for-sale are based on prices for similar loans in the secondary loan market. The estimated fair value of capitalized excess servicing represents the present value of the discounted cash flows on the sold loans less the Company's cost to service such loans.

     The fair value of transactions accounts (demand deposits, savings accounts and money market accounts) is the amount payable on demand and is assumed to equal the carrying amount. The fair value of fixed maturity deposits for BVFB was estimated using the rates currently offered for certificates of deposit with similar remaining maturities and for CTL at carrying amount due to the call feature.

     Rates currently available to the Company for debt with similar terms and remaining maturities were used to estimate the fair value of existing debt, including advances from the FHLBSF, securities sold under agreements to repurchase and Senior Debentures.

     The unrealized loss on interest rate swaps is the estimated amount that the Company would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparties. The unrealized gain on the Treasury rate lock is the estimated amount that the Company would receive to terminate the agreement with the counterparty.


NOTE 21.  PARENT COMPANY FINANCIAL INFORMATION

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

     The Parent Company's statements of financial condition and related statements of operations and cash flows are as follows:

                       STATEMENTS OF FINANCIAL CONDITION

                                                DECEMBER 31,
                                            --------------------
(DOLLARS IN THOUSANDS)                        1996        1995
                                            --------    --------
ASSETS

Cash in Bank                                $    795    $  2,047
Demand note due from BVFB (interest at
 prime rate)                                  24,817      24,361
Investment securities                          1,210       1,035
Investment in and advances to
 subsidiaries                                221,603     162,129
Dividend receivable from subsidiaries              -      25,000
Other assets                                   2,899         823
                                            --------    --------

Total Assets                                $251,324    $215,395
                                            ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and other liabilities      $  1,262    $  7,418
    Senior Debentures                         50,000           -
Stockholders' equity                         200,062     207,977
                                            --------    --------

Total Liabilities and Stockholders'
 Equity                                     $251,324    $215,395
                                            ========    ========

                            STATEMENTS OF OPERATIONS

                                               YEARS ENDED DECEMBER 31,
                                           --------------------------------
(DOLLARS IN THOUSANDS)                       1996        1995        1994
                                           --------    --------    --------
Income:
Dividends from subsidiaries                 $ 3,029    $ 29,400     $ 4,400
Interest income                               1,548       1,529       1,135
Other income                                      -           -          13
                                            -------    --------     -------
                                              4,577      30,929       5,548
                                            -------    --------     -------
Expense:
Interest on Senior Debentures                 2,623           -           -
General and administrative expense            1,234         582         502
Income tax expense (benefit)                   (997)        383         158
                                            -------    --------     -------
                                              2,860         965         660
                                            -------    --------     -------

Income before undistributed net income
 (loss) of subsidiaries                       1,717      29,964       4,888
Undistributed net income (loss) of
 subsidiaries                                 9,252     (34,654)      9,625
                                            -------    --------     -------

Net income (loss)                           $10,969    $ (4,690)    $14,513
                                            =======    ========     =======

                            STATEMENTS OF CASH FLOWS

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
(DOLLARS IN THOUSANDS)                                 1996        1995        1994
                                                     --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                    $ 10,969    $ (4,690)    $14,513
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Undistributed net (income) loss of subsidiaries      (9,252)     34,654      (9,625)
  Dividends received (receivable)                      25,000     (25,000)          -
  Increase in other assets                             (2,076)          -           -
  Increase in other liabilities                         1,829           -           -
  Other                                                  (312)        (48)      1,098
                                                     --------    --------     -------
     Net cash provided by operating activities         26,158       4,916       5,986
                                                     --------    --------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of California Thrift & Loan, net of
 cash and cash equivalents received                   (61,505)          -           -
Purchase of investment securities held-to-maturity       (200)          -           -
Net change in advances to subsidiaries                      6          15           4
Return of investment from subsidiary                   11,971           -           -
Demand note due from BVFB                                (456)     (1,661)     (3,700)
                                                     --------    --------     -------

     Net cash used in investing activities            (50,184)     (1,646)     (3,696)
                                                     --------    --------     -------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to stockholders                         (4,137)     (4,374)     (4,266)
Issuance of Senior Debentures, net of costs            49,406           -           -
Repurchase of common stock                            (24,359)     (2,279)          -
Proceeds from issuance of common stock                  1,864       4,294       1,906
                                                     --------    --------     -------
     Net cash provided by (used in) financing
      activities                                       22,774      (2,359)     (2,360)
                                                     --------    --------     -------

Net increase (decrease) in cash                        (1,252)        911         (70)
Cash at beginning of year                               2,047       1,136       1,206
                                                     --------    --------     -------

Cash at end of year                                  $    795    $  2,047     $ 1,136
                                                     ========    ========     =======

NOTE 22.  SELECTED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                        YEAR ENDED DECEMBER 31, 1996 (1)
                                         ------------------------------------------------------
(DOLLARS IN THOUSANDS                       FIRST      SECOND            THIRD         FOURTH
EXCEPT PER SHARE AMOUNTS)                  QUARTER    QUARTER           QUARTER (2)   QUARTER
                                         ------------------------------------------------------
Interest income                             $53,409    $57,094          $66,028        $65,224
Net interest income                          16,214     18,837           22,878         23,053
Provision for losses on loans                   600        498              400            400
Net income (loss)                             3,993      4,216           (2,108)         4,868

Primary earnings per share:
  Net income (loss)                            0.56       0.60            (0.30)          0.72

                                                        YEAR ENDED DECEMBER 31, 1995
                                         ------------------------------------------------------
(DOLLARS IN THOUSANDS                       FIRST      SECOND            THIRD         FOURTH
EXCEPT PER SHARE AMOUNTS)                  QUARTER    QUARTER           QUARTER       QUARTER
                                         ------------------------------------------------------
Interest income                             $53,480    $54,266          $54,481        $54,236
Net interest income                          14,429     13,567           13,746         14,174
Provision for losses on loans                   900        900              900          1,584
Income (loss) before extraordinary item       2,443       (749)           2,276         (6,116)
Extraordinary item, net of tax                    -          -                -         (2,544)
Net income (loss)                             2,443       (749)           2,276         (8,660)

Primary earnings per share
  Income (loss) before extraordinary
   item                                        0.34      (0.10)            0.31          (0.83)
  Net income (loss)                            0.34      (0.10)            0.31          (1.18)

(1)  Including CTL effective June 1, 1996
(2)  Includes SAIF recapitalization assessment (see note 14)


NOTE 23.  SIGNIFICANT FOURTH QUARTER 1995 ADJUSTMENTS

     The following significant fourth quarter adjustments were recorded in the 1995 Consolidated Statement of Operations:

(DOLLARS IN THOUSANDS)                                                              AMOUNT
                                                                                   --------

Write-down of corporate office complex (see Note 7)                                 $ 7,100
Prepayment penalties on FHLBSF advances, pretax (see Note 10)                         4,422
Severance payments related to work force reductions and pension plans                 1,449
Core deposit premiums written-off (see Note 8)                                          854
Goodwill written-off (see Note 8)                                                       758
                                                                                    -------
                                                                                    $14,583
                                                                                    =======

NOTE 24.  SUBSEQUENT EVENTS

     On January 21, 1997, the Company executed a definitive agreement to acquire EXXE Data Corporation ("EXXE") and its wholly owned subsidiary Concord Growth Corporation ("CGC"), a nationwide commercial finance company. The acquisition will be accounted for as a purchase and is expected to be completed during March 1997. Under the terms of the definitive agreement, shareholders of EXXE capital stock, warrants and options will receive an initial aggregate payment of $19.8 million at closing and will be entitled to potential future payments, dependent on the future financial performance of CGC, of up to $34 million. The transaction is subject to the approval of EXXE shareholders and all applicable regulatory authorities.

     On January 24, 1997, the Company securitized and sold $253 million of asset-backed securities through its wholly owned subsidiary BVSC pursuant to a previously filed shelf registration statement on Form S-3 for $500 million of automobile receivable-backed securities. The securities consisted of 6.29% Class A-1 Automobile Receivable Backed Certificates in aggregate principal amount of $200,979,000, 6.59% Class A-2 Automobile Receivable Backed Certificates in the aggregate principal amount of $52,245,989, and other Interest Only Automobile Receivable Backed Certificates that will not receive distributions of principal. The premium arising from the sale of the automobile loans has been recorded as part of the purchase accounting valuations related to the acquisition of CTL. A gain of approximately $900,000 will be realized in the income statement due to the improvement in the fair value of the automobile loans as a result of changes in market interest rates between June 1, 1996 and the sale of the automobile loans on January 24, 1997. The underlying automobile loans collaterizing the certificates will be serviced by CTL.

                                             BAY VIEW CAPITAL CORPORATION
                              SUPPLEMENTAL CONSOLIDATING SCHEDULE OF FINANCIAL CONDITION
-------------------------------------------------------------------------------------------------------------------------
                                                                           DECEMBER 31, 1996
                                              ---------------------------------------------------------------------------
                                                                              PARENT CO
(DOLLARS IN THOUSANDS)                            BVFB            CTL       & OTHER SUBS(1)    ELIMINATIONS    CONSOLIDATED
                                              ------------      ---------   -------------    ------------    ------------
ASSETS
Cash and cash equivalents                       $  106,623       $    605        $  1,480       $  (1,880)     $  106,828
Loans held for sale                                  1,213        293,736               -               -         294,949
Securities available-for-sale:
   Investment securities                                 -         12,792           1,010               -          13,802
   Mortgage-backed securities                       83,154              -               -               -          83,154
Securities held-to-maturity:
   Investment securities                            15,004              -             200               -          15,204
   Mortgage-backed securities                      494,459              -               -               -         494,459
Loans receivable held for investment, net        2,038,904        140,864               -               -       2,179,768
Investment in stock of the FHLBSF                   49,571          2,320               -               -          51,891
Real estate owned                                    4,896          2,491               -               -           7,387
Premises and equipment, net                          5,897          1,008               -               -           6,905
Investment in subsidiaries/due from
  affiliates                                       163,183              -         246,420        (409,603)              -
Intangibles                                          3,810          6,387               -               -          10,197
Other assets                                        29,179          3,891           3,353            (705)         35,718
                                                ----------       --------        --------       ---------      ----------
       Total Assets                             $2,995,893       $464,094        $252,463       $(412,188)     $3,300,262
                                                ==========       ========        ========       =========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposits                               $1,579,817       $185,894        $      -       $  (1,744)     $1,763,967
Advances from the FHLBSF                           977,750              -               -               -         977,750
Securities sold under agreements to
 repurchase                                        210,640              -               -               -         210,640
Senior Debentures                                        -              -          50,000               -          50,000
Other borrowings                                    30,871        163,220               -        (186,944)          7,147
Other liabilities                                   25,968         65,132           1,553          (1,957)         90,696
                                                ----------       --------        --------       ---------      ----------
       Total Liabilities                         2,825,046        414,246          51,553        (190,645)      3,100,200
Stockholders' equity:
   Common stock                                          -          4,000              75          (4,000)             75
   Additional paid-in capital                       74,187         42,819         101,521        (118,016)        100,511
   Retained earnings (substantially
    restricted)                                    102,011          3,029         125,811         (99,527)        131,324
   Treasury stock at cost                                -              -         (26,497)              -         (26,497)
   Unrealized loss on securities
    available-for-sale (net of tax)                   (713)             -               -               -            (713)
   Debt of Employee Stock Ownership Plan            (4,638)             -               -               -          (4,638)
                                                ----------       --------        --------       ---------      ----------
      Total Stockholders' Equity                   170,847         49,848         200,910        (221,543)        200,062
                                                ----------       --------        --------       ---------      ----------
          Total Liabilities and
           Stockholders' Equity                 $2,995,893       $464,094        $252,463       $(412,188)     $3,300,262
                                                ==========       ========        ========       =========      ==========


(1) Includes Bay View Securitization Corporation and Regent Financial Corporation, wholly owned subsidiaries of the Company, which are not material for separate financial statement disclosure for the periods presented.


                                           BAY VIEW CAPITAL CORPORATION
                                SUPPLEMENTAL CONSOLIDATING SCHEDULE OF OPERATIONS
----------------------------------------------------------------------------------------------------------------------
                                                                FOR THE YEAR ENDED DECEMBER 31, 1996
                                               -----------------------------------------------------------------------
                                                                           PARENT CO.
(DOLLARS IN THOUSANDS)                             BVFB        CTL(1)    & OTHER SUBS(2)    ELIMINATIONS    CONSOLIDATED
                                               ------------  ---------   -------------    ------------    ------------
Interest income:
   Interest on loans receivable                 $161,149     $31,294                -               -        $192,443
   Interest on mortgage-backed securities         42,081           -                                           42,081
   Interest and dividends on investments           6,428         761          $ 1,564        $ (1,522)          7,231
                                                --------     -------          -------        --------        --------
                                                 209,658      32,055            1,564          (1,522)        241,755
Interest expense:
   Interest on customer deposits                  84,490      15,759                              (24)        100,225
   Interest on Senior Debentures                                   -            2,623                           2,623
   Interest on borrowings                         59,349          74                           (1,498)         57,925
                                                --------     -------          -------        --------        --------
                                                 143,839      15,833            2,623          (1,522)        160,773

Net interest income                               65,819      16,222           (1,059)              -          80,982
Provision for losses on loans                      1,800          98                                            1,898
                                                --------     -------          -------        --------        --------
Net interest income after provision for
 losses                                           64,019      16,124           (1,059)              -          79,084
Noninterest income:
   Loan fees and charges                           3,858       1,072                -               -           4,930
   Loss on loans and securities                     (507)       (946)               -               -          (1,453)
   Rental income from premises                       534           -                -               -             534
   Equity in earnings of subsidiaries                              -           12,281         (12,281)              -
   Other, net                                      4,287         284                -             (18)          4,553
                                                --------     -------          -------        --------        --------
                                                   8,172         410           12,281         (12,299)          8,564
Noninterest expense:
   General and administrative expenses            47,560      10,172            1,241             (18)         58,955
   SAIF recapitalization assessment               11,750           -                -               -          11,750
   Real estate owned operations, net              (5,001)        195                -               -          (4,806)
   Recovery of losses on real estate                (103)          -                -               -            (103)
   Amortization and write-down of
    intangible assets                              2,025         581                -               -           2,606
                                                --------     -------          -------        --------        --------
                                                  56,231      10,948            1,241             (18)         68,402
Income before income taxes                        15,960       5,586            9,981         (12,281)         19,246
Income tax expense (benefit)                       6,717       2,557             (997)              -           8,277
                                                --------     -------          -------        --------        --------
Net income                                      $  9,243     $ 3,029          $10,978        $(12,281)       $ 10,969
                                                ========     =======          =======        ========        ========

(1) Reflects operating results beginning on June 1, 1996, the effective date of acquisition.

(2) Includes Bay View Securitization Corporation and Regent Financial Corporation, wholly owned subsidiaries of the Company, which are not material for separate financial statement disclosure for the periods presented.

                                          BAY VIEW CAPITAL CORPORATION
                               SUPPLEMENTAL CONSOLIDATING SCHEDULE OF CASH FLOWS
----------------------------------------------------------------------------------------------------------------------------------
                                                                               FOR THE YEAR ENDED DECEMBER 31, 1996
                                                           -----------------------------------------------------------------------
                                                                                     PARENT CO.
(DOLLARS IN THOUSANDS)                                         BVFB        CTL(1)    & OTHER SUBS(2)    ELIMINATIONS    CONSOLIDATED
                                                           ------------  ---------   -------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                 $  9,243    $ 3,029         $ 10,978        $(12,281)       $ 10,969
Adjustments to reconcile net income to
 net cash provided by operating activities:
Undistributed net income of subsidiaries                          -          -           (9,252)          9,252               -
Write-down on disposal of premises and equipment              1,767          -                -               -           1,767
Write-down and amortization of intangible assets              2,025        581                -               -           2,606
Proceeds from loans sold                                      9,668          -                -               -           9,668
Provision for losses on loans and real estate owned           1,697         98                -               -           1,795
Depreciation and amortization of premises and equipment       1,876        334                -               -           2,210
Amortization of deferred loan costs                           1,396          -                -               -           1,396
Decrease in capitalized excess servicing fees                   411          -                -               -             411
Amortization of premiums, net of discounts                    3,815      1,345                -               -           5,160
Dividends received                                                -          -           25,000         (25,000)              -
Loss on loans and securities                                    507        653                -               -           1,160
(Increase) decrease in other assets                           4,097        (78)          (2,380)            227           1,866
Increase (decrease) in other liabilities                     (2,301)    49,602            2,120          (1,488)         47,933
Other, net                                                   (3,509)       (63)              14               -          (3,558)
                                                           --------    -------         --------        --------        --------
  Net cash provided by operating activities                  30,692     55,501           26,480         (29,290)         83,383
                                                           --------    -------         --------        --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of CTL, net of cash and cash equivalents
  received                                                        -        314          (61,819)              -         (61,505)
Return of investment from subsidiary                              -          -           11,971         (11,971)              -
Net decrease in loans resulting from
 originations net of principal payments                      59,007     11,131                -               -          70,138
Purchase of loans                                           (56,909)    (7,812)               -               -         (64,721)
Principal payments on mortgage-backed securities             91,748          -                -               -          91,748
Purchase of mortgage-backed securities held-to-maturity       2,602          -                -               -           2,602
Proceeds from sale of mortgage-backed securities
 available-for-sale                                          54,458          -                -               -          54,458


                                          BAY VIEW CAPITAL CORPORATION
                          SUPPLEMENTAL CONSOLIDATING SCHEDULE OF CASH FLOWS (CONTINUED)
----------------------------------------------------------------------------------------------------------------------------------
                                                                               FOR THE YEAR ENDED DECEMBER 31, 1996
                                                           -----------------------------------------------------------------------
                                                                                     PARENT CO.
(DOLLARS IN THOUSANDS)                                         BVFB        CTL(1)    & OTHER SUBS(2)    ELIMINATIONS    CONSOLIDATED
                                                           ------------  ---------   -------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES (Cont'd)
Proceeds from maturities of investment
 securities held-to-maturity                                  24,493            -             -                -          24,493
Proceeds from maturities of investment
 securities available-for-sale                                 7,000        8,000             -                -          15,000
Purchase of investment securities held-to-maturity                 -       (2,841)         (200)               -          (3,041)
Proceeds from sale of real estate                             31,435        1,255             -                -          32,690
Proceeds from sale of leasing portfolio held for sale              -       59,848             -                -          59,848
Proceeds from sale of premises and equipment                   8,054        2,594             -                -          10,648
Additions to premises and equipment                           (1,410)        (167)            -                -          (1,577)
Increase in stock of FHLBSF                                  (10,121)        (437)            -                -         (10,558)
Investment in subsidiaries/Due from affiliates              (163,183)           -          (450)         163,633               -
                                                         -----------    ---------      --------        ---------     -----------
   Net cash provided by (used in) investing activities        47,174       71,885       (50,498)         151,662         220,223
                                                         -----------    ---------      --------        ---------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net deposit inflows (outflows)                              (242,746)      (3,501)                           979        (245,268)
Redemption of CTL deposits                                         -     (267,500)            -                -        (267,500)
Proceeds from advances from FHLBSF                         1,644,226            -             -                -       1,644,226
Repayment of advances from FHLBSF                         (1,433,266)           -             -                -      (1,433,266)
Repurchase of common stock                                         -            -       (24,359)               -         (24,359)
Issuance of Senior Debentures, net of issuance costs               -            -        49,406                -          49,406
Proceeds from reverse repurchase agreements                  373,272            -             -                -         373,272
Repayment of reverse repurchase agreements                  (329,370)           -             -                -        (329,370)
Net change in other borrowings                               (26,119)     159,220             -         (137,507)         (4,406)
Proceeds from issuance of common stock                             -            -         1,864                -           1,864
Dividends paid to stockholders                                     -      (15,000)       (4,137)          15,000          (4,137)
                                                         -----------    ---------      --------        ---------     -----------
   Net cash provided by (used in) financing activities       (14,003)    (126,781)       22,774         (121,528)       (239,538)
                                                         -----------    ---------      --------        ---------     -----------

Net increase (decrease) in cash and cash equivalents          63,863          605        (1,244)             844          64,068
Cash and cash equivalents at beginning of year                42,760            -         2,724           (2,724)         42,760
                                                         -----------    ---------      --------        ---------     -----------
Cash and cash equivalents at end of year                 $   106,623    $     605      $  1,480        $  (1,880)    $   106,828
                                                         ===========    =========      ========        =========     ===========

(1) Reflects cash flows beginning on June 1, 1996, the effective date of acquisition.

(2) Includes Bay View Securitization Corporation and Regent Financial Corporation, wholly owned subsidiaries of the Company, which are not material for separate financial statement disclosure for the periods presented.

                          INDEPENDENT AUDITORS' REPORT

     To the Board of Directors and Shareholders of Bay View Capital Corporation:

     We have audited the accompanying consolidated statements of financial condition of Bay View Capital Corporation and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Bay View Capital Corporation and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

     Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental consolidating schedules of financial information on pages 93 - 96 are presented for the purpose of additional analysis of the basic consolidated financial statements rather than to present the financial position, results of operations, and cash flows of the individual companies, and are not a required part of the basic consolidated financial statements. These schedules are the responsibility of the Company's management. Such schedules have been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic consolidated financial statements taken as a whole.



/s/ Deloitte & Touche LLP

San Francisco, California
January 24, 1997

ITEM  9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL
-----------------------------------------------------------------------------
          DISCLOSURE
          ----------

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     Information concerning Executive Officers of the Company is contained under the heading "Executive Officers of the Registrant" on page 14 herein. Information concerning directors of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 22, 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year. The compensation report and performance graph included in the Proxy Statement pursuant to Items 402(k) and 402(l) of Regulation S-K are specifically not incorporated by reference herein.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 22, 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year. The compensation report and performance graph included in the Proxy Statement pursuant to Items 402(k) and 402(l) of Regulation S-K are specifically not incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 22, 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 22, 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

     All financial statement schedules have been omitted as the required information is not applicable or has been included in the Notes to Consolidated Financial Statements.

(a)  (3) Exhibits:
------------------

                                                                                  Reference to prior
 Regulation                                                                       filing or exhibit
    S-K                                                                            number attached
Exhibit Number                            Document                                     hereto
----------------------------------------------------------------------------------------------------
      2           Plan of acquisition, reorganization, arrangement, liquidation
                  or succession                                                         None

      3           Articles of Incorporation                                              3a
                  Bylaws                                                                 3b

      4           Instruments defining the rights of security holders, including indentures:
                  Articles of Incorporation                                              3a
                  Bylaws                                                                 3b
                  Specimen of common stock certificate                                   4a
                  Stockholder Protections Rights Agreement, dated July 31, 1990
                  (the "Rights Agreement")                                               4b
                  First Amendment to the Rights Agreement, dated February 26,
                  1993                                                                   4c
                  Form of Rights Certificate and of Election to Exercise
                  pursuant to the Rights Agreement                                       4d

      9           Voting trust agreement                                                None

     10           Material contracts:
                  Employment Contracts with Edward H. Sondker                           10.1
                  Employment Contracts with Robert J. Flax                              10.2
                  Employment Contracts with David A. Heaberlin                          10.3
                  Employment Contracts with John N. Buckley                             10.4
                  Employment Contracts with Cynthia L. Hart                             10.5
                  Supplemental Executive Retirement Plan                                10a
                  Senior Management Incentive Plan                                      10b
                  Senior Management Long-Term Incentive Plan                            10c
                  1986 Stock Option and Incentive Plan                                  10d
                  Amended and Restated 1989 Non-Employee Director Stock Option
                  Plan                                                                  10e
                  Amended Outside Directors' Retirement Plan                            10.6
                  Stock in Lieu of Cash Compensation Plan for Non-Employee
                  Directors                                                             10.7
                  Deferred Compensation Plan                                            10.8
                  Amended and Restated 1995 Stock Option and Incentive Plan             10.9

     11           Statement re computation of per share earnings                    Not required

     12           Statements re computation of ratios                               Not required

     13           Annual Report to security holders                                 Not required

     16           Letter re change in certifying accountant                         Not required

     18           Letter re change in accounting principles                             None

     21           Subsidiaries of the registrant                                        21

     22           Published report regarding matters submitted to vote of
                  security holders                                                      None

     23           Consent of Deloitte & Touche LLP                                      23

     24           Power of attorney                                                 Not required

     27           Financial Data Schedule                                               27

     99           Additional Exhibits                                                   None


(References to Prior Filings)

3a Filed as exhibit 4.1 to the Registrant's Registration Statement on Form S-8 filed July 26, 1991 (File No. 33-41924)
3b Filed as exhibit I to the Registrant's Current Report on Form 8-K filed January 10, 1994 (File No. 0-17901)
4a Filed as exhibit 4.3 to the Registrant's Registration Statement on Form S-8 filed July 26, 1991 (File No. 33-41924)
4b Filed as exhibit I to the Registrant's Registration Statement on Form 8 filed March 9, 1993 (the second amendment to a Form 8-A filed August 6,
       1990)(File no. 0-17901)
4c Filed as exhibit 3 to the Registrant's Registration Statement on Form 8 filed March 9, 1993 (the second amendment to a Form 8-A filed August 6,
       1990)(File no. 0-17901)
4d Filed as exhibit 2 to the Registrant's Registration Statement on Form 8 filed March 9, 1993 (the second amendment to a Form 8-A filed August 6,
       1990)(File no. 0-17901)
10a-c Filed as exhibits 10.6 to 10.8 respectively, to the Registrant's Annual Report on Form 10-K filed March 30, 1993 for the year ended December 31, 1992 (File No. 0-17901)
10d Filed as exhibit 4 to the Registrant's Registration Statement on Form S-8 filed August 11, 1995 (File No. 33-95724)
10e Filed as exhibit 4.4 to the Registrant's Registration Statement on Form S-8 filed July 26, 1991 (File No. 33-41924)


     All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(b)  Reports on Form 8-K:
-------------------------

     The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 1996.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATE: February 18, 1997                BAY VIEW CAPITAL CORPORATION


                                       By: /s/ David A. Heaberlin
                                       ----------------------------
                                       David A. Heaberlin
                                       Executive Vice President and
                                       Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Edward H. Sondker                   By: /s/ John R. McKean
    ---------------------                       ------------------
Edward H. Sondker, Director                 John R. McKean
President and Chief Executive Officer       Chairman of the Board

Date:  February 18, 1997                    Date: February 18, 1997


By: /s/ Paula R.  Collins                   By:/s/ Roger K. Easley
   ----------------------                      -------------------
Paula R. Collins, Director                  Roger K. Easley, Director

Date: February 18, 1997                     Date: February 18, 1997


By: /s/ Thomas M. Foster                    By: /s/ Richard J. Quinlan
    --------------------                        -----------------------
Thomas M. Foster, Director                  Richard J. Quinlan, Director

Date: February 18, 1997                     Date: February 18, 1997


By: /s/ Robert L. Witt                      By: /s/ Robert M. Greber
    ------------------                          ---------------------
Robert L. Witt, Director                    Robert M. Greber, Director

Date: February 18, 1997                     Date: February 18, 1997


By: /s/ Angelo J. Siracusa                  By: /s/ W. Blake Winchell
   -----------------------                      ---------------------
Angelo J. Siracusa, Director                W. Blake Winchell, Director

Date: February 18, 1997                     Date: February 18, 1997