Form 10-Q
period 1997-03-31
BAY VIEW CAPITAL CORP
filed 1997-05-15
CIK 840387

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1997

                                      OR

[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the transition period from _____to_____

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

  Common Stock, Par Value $.01                 Outstanding at April 30, 1997
        (Title of Class)                             6,485,080 shares

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

        Consolidated Statements of Financial Condition....................... 3

        Consolidated Statements of Operations................................ 4

        Consolidated Statement of Stockholders' Equity....................... 5

        Consolidated Statements of Cash Flows................................ 6

        Notes to Consolidated Financial Statements........................... 8


Item 2. Management's Discussion and Analysis of

        Financial Condition and Results of Operations....................... 12

PART II.  OTHER INFORMATION
--------  -----------------

     Other Information ..................................................... 35

     Signatures ............................................................ 35

                         PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (UNAUDITED)

                                                                               MARCH 31,     DECEMBER 31,
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                                   1997           1996
                                                                               ----------    ------------

ASSETS
Cash and cash equivalents:
  Cash and due from depository institutions                                    $   18,840      $   22,608
  Interest-bearing deposits and short-term investments                             29,459          84,220
                                                                               ----------      ----------
                                                                                   48,299         106,828
Loans held for sale                                                                79,184         294,949
Securities available for sale:
  Investment securities                                                             9,497          13,802
  Mortgage-backed securities                                                       79,959          83,154
Securities held to maturity:
  Investment securities (fair value: 1997 - $14,918; 1996 - $15,112)               15,004          15,204
  Mortgage-backed securities (fair value: 1997 - $466,988; 1996 - $483,461)       478,231         494,459
Loans receivable held for investment, net of
 allowance for losses; 1997 - $27,906; 1996 - $ 29,013                          2,213,093       2,179,768
Investment in stock of FHLBSF                                                      52,727          51,891
Real estate owned                                                                   8,895           7,387
Premises and equipment, net                                                         7,547           6,905
Intangibles                                                                         9,520          10,197
Other assets                                                                       42,654          35,718
                                                                               ----------      ----------
Total Assets                                                                   $3,044,610      $3,300,262
                                                                               ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposits                                                              $1,655,840      $1,763,967
Advances from FHLBSF                                                              890,762         977,750
Securities sold under agreements to repurchase                                    198,556         210,640
Senior Debentures                                                                  50,000          50,000
Other borrowings                                                                   17,122           7,147
Other liabilities                                                                  40,196          90,696
                                                                               ----------      ----------
  Total liabilities                                                             2,852,476       3,100,200
                                                                               ----------      ----------
Stockholders' equity:
  Serial preferred stock; authorized, 7,000,000 shares;
   outstanding, none                                                                    -               -
  Common stock ($.01 par value); authorized, 20,000,000 shares;
   issued, 1997 - 7,541,137 shares and 1996 - 7,502,692 shares;
    outstanding, 1997 - 6,485,080 and 1996 - 6,674,635                                 75              75
  Additional paid-in capital                                                      101,280         100,511
  Retained earnings (substantially restricted)                                    135,545         131,324
  Treasury stock at cost, 1997 - 1,056,057 shares and 1996 -
   828,057 shares                                                                 (38,847)        (26,497)
  Unrealized loss on securities available for sale, net of tax                     (1,702)           (713)

  Debt of Employee Stock Ownership Plan                                            (4,217)         (4,638)
                                                                               ----------      ----------
    Total stockholders' equity                                                    192,134         200,062
                                                                               ----------      ----------
Total Liabilities and Stockholders' Equity                                     $3,044,610      $3,300,262
                                                                               ==========      ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                                -------------------
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                                  1997        1996
                                                                                -------     -------
Interest income:
  Interest on loans receivable                                                  $46,664     $40,387
  Interest on mortgage-backed securities                                          9,231      11,370
  Interest and dividends on investments                                           2,261       1,652
                                                                                -------     -------
                                                                                 58,156      53,409
Interest expense:
  Interest on customer deposits                                                  19,594      23,258
  Interest on Senior Debentures                                                   1,114           -
  Interest on borrowings                                                         16,393      13,937
                                                                                -------     -------
                                                                                 37,101      37,195

Net interest income                                                              21,055      16,214
Provision for losses on loans                                                       565         600
                                                                                -------     -------
    Net interest income after provision for loan losses                          20,490      15,614

Noninterest income:
  Loan fees and charges                                                           1,158         908
  Gain (loss) on sale of loans and securities                                       925        (262)
  Rental income from premises                                                         -         197
  Other, net                                                                      1,500         980
                                                                                -------     -------
                                                                                  3,583       1,823
Noninterest expense:
  General and administrative:
    Compensation and employee benefits                                            8,505       5,087
    Office occupancy and equipment                                                2,182       1,800
    Deposit insurance premiums and regulatory fees                                  391       1,311
    Data processing service bureau                                                  656         461
    Other, net                                                                    2,886       2,078
                                                                                -------     -------
                                                                                 14,620      10,737
  Real estate owned operations, net                                                 (22)       (888)
  Recovery of losses on real estate                                                (448)        (53)
  Amortization and write-down of intangible assets                                  677         726
                                                                                -------     -------
                                                                                 14,827      10,522

Income before income tax expense                                                  9,246       6,915
Income tax expense                                                                3,984       2,922
                                                                                -------     -------
    Net income                                                                  $ 5,262     $ 3,993
                                                                                =======     =======

    Primary earnings per share                                                  $  0.78     $  0.56
                                                                                =======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                         UNREALIZED       DEBT OF
                                                                                           LOSS           EMPLOYEE
                                                   ADDITIONAL                          ON SECURITIES       STOCK       TOTAL
(DOLLARS IN THOUSANDS EXCEPT    NUMBER OF  COMMON    PAID-IN   RETAINED    TREASURY  AVAILABLE FOR SALE  OWNERSHIP  STOCKHOLDERS'
 PER SHARE AMOUNTS)              SHARES    STOCK     CAPITAL   EARNINGS*     STOCK      (NET OF TAX)        PLAN       EQUITY
                                ---------  ------  ---------   ---------   --------  ------------------  ---------  -------------

Balance at January 1, 1997        7,503    $   75   $100,511    $131,324   $(26,497)     $  (713)         $(4,638)    $200,062
Repurchase of common stock                                                  (12,350)                                   (12,350)
Exercise of stock options            38                  769                                                               769
Cash dividends declared
 ($0.16 per share)                                                (1,041)                                               (1,041)
Unrealized loss, net of tax                                                                 (989)                         (989)
Repayment of debt                                                                                             421          421
Net income                                                         5,262                                                 5,262
                                  -----    ------   --------    --------   --------      -------          -------     --------
Balance at March 31, 1997         7,541    $   75   $101,280    $135,545   $(38,847)     $(1,702)         $(4,217)    $192,134
                                  =====    ======   ========    ========   ========      =======          =======     ========

*  Substantially restricted

  The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                -----------------------------------
(DOLLARS IN THOUSANDS)                                                              1997                   1996
                                                                                ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                          $  5,262               $  3,993
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Amortization and write-down of intangible assets                                       677                    726
  Proceeds from loans sold                                                           253,855                  9,668
  Provision for losses on loans and real estate owned                                    117                    547
  Depreciation and amortization of premises and equipment                                637                    545
  Amortization of deferred loan costs                                                    199                    333
  Decrease in capitalized excess servicing fees                                          251                    139
  Amortization of premiums, net of discounts                                           2,647                    818
  Loss on loans and securities                                                             -                    262
  (Increase) decrease in other assets                                                 (7,499)                 1,553
  Decrease in other liabilities                                                      (50,792)               (10,258)
  Other, net                                                                            (187)                  (369)
                                                                                    --------               --------
    Net cash provided by operating activities                                        205,167                  7,957
                                                                                    --------               --------
CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in loans resulting from originations
 net of principal payments                                                            21,092                 25,856
Purchase of loans                                                                    (97,380)               (19,676)
Principal payments on mortgage-backed securities                                      16,914                 21,517
Proceeds from sale of mortgage-backed securities available for sale                        -                 26,807
Proceeds from maturities of investment securities held to maturity                         -                 25,000
Proceeds from maturities of investment securities available for sale                       -                  7,000
Purchase of investment securities available for sale                                  (8,352)                     -
Proceeds from sale of investment securities available for sale                        12,792                      -
Proceeds from sale of other real estate owned                                          2,776                  7,308
Additions to premises and equipment                                                   (1,279)                  (237)
Increase in stock of FHLBSF                                                             (836)                  (683)
                                                                                    --------               --------
    Net cash provided by (used in) investing activities                              (54,273)                92,892
                                                                                    --------               --------

  The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)

                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                       ------------------------
(DOLLARS IN THOUSANDS)                                                     1997         1996
                                                                       ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net deposit outflows                                                      (108,127)     (10,810)
Proceeds from advances from FHLBSF                                       2,302,532      305,000
Repayment of advances from FHLBSF                                       (2,389,520)    (343,860)
Repurchase of common stock                                                 (12,350)      (7,562)
Proceeds from reverse repurchase agreements                                183,556            -
Repayment of reverse repurchase agreements                                (195,640)     (29,098)
Increase (decrease) in other borrowings                                     10,396         (476)
Proceeds from issuance of common stock                                         769          973
Dividends paid to stockholders                                              (1,039)      (1,036)
                                                                       -----------    ---------
    Net cash used in financing activities                                 (209,423)     (86,869)
                                                                       -----------    ---------

Net (decrease) increase in cash and cash equivalents                       (58,529)      13,980
Cash and cash equivalents at beginning of period                           106,828       42,760
                                                                       -----------    ---------
Cash and cash equivalents at end of period                             $    48,299    $  56,740
                                                                       ===========    =========
Cash paid for:
  Interest                                                             $    22,780    $  14,585
  Income taxes                                                         $     2,303    $       -

Supplemental noncash investing and financing activities:
    Loans transferred to real estate owned                             $     3,972    $   2,413
    Loans originated to sell real estate owned                         $         -    $   1,230

  The accompanying notes are an integral part of these consolidated financial statements.

                          BAY VIEW CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

       The accompanying unaudited interim consolidated financial statements include the accounts of Bay View Capital Corporation (the "Company" or "BVCC") and its subsidiaries, including Bay View Bank ("BVB"), California Thrift & Loan, a California industrial loan company ("CTL"), and Bay View Securitization Corporation, a Delaware corporation formed for the purpose of issuing asset-backed securities through a trust. All significant intercompany balances and transactions have been eliminated in consolidation.

       The Company completed its acquisition of EXXE Data Corporation ("EXXE") and its wholly owned subsidiary, Concord Growth Corporation ("CGC"), a commercial finance company, on March 17, 1997. Subsequent to the close of the transaction, EXXE was merged into CGC and liquidated, such that CGC became a first-tier stand-alone subsidiary of the Company. The acquisition did not have a significant impact on the consolidated results of operations in the first quarter of 1997 and was accounted for as a purchase effective April 1, 1997.

       The information provided by these interim financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial condition as of March 31, 1997 and December 31, 1996; the results of its operations for the three months ended March 31, 1997 and 1996; and the cash flows for the three months ended March 31, 1997 and 1996. Such adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q. As necessary, reclassifications have been made to prior period amounts to conform to the current period presentation. These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all the necessary information and footnotes for a presentation in conformity with Generally Accepted Accounting Principles.

       The information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of these interim financial statements have read or have access to the Company's 1996 Annual Report on Form 10-K, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition as of December 31, 1996 and 1995 and Results of Operations for the years ended December 31, 1996, 1995 and 1994. Accordingly, only certain changes in financial condition and results of operations are discussed in this Form 10-Q. Furthermore, the interim financial results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.


NOTE 2 - EARNINGS PER SHARE

       The earnings per share computation for the three months ended March 31, 1997 and 1996 was determined by dividing net income by the weighted average number of common shares and common stock equivalents outstanding for the given period. Common stock equivalents consist principally of outstanding stock options. The average number of shares outstanding (including common stock equivalents) for the three months ended March 31, 1997 and 1996 were 6,776,000 shares and 7,087,000 shares, respectively. The Company's fully diluted earnings per share does not differ materially from its primary earnings per share and therefore it has not been separately reported.

       Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128) is effective for financial statements issued for periods ending after December 15, 1997. If SFAS 128 had been in effect during the current and prior year periods, basic earnings per share would have been $0.80 and $0.57 for the quarters ended March 31, 1997 and 1996, respectively. Diluted earnings per share under SFAS 128 would not differ materially from primary earnings per share currently reported for the periods.

       The Company declared a 2 for 1 stock split in the form of a 100% stock dividend on April 14, 1997 to stockholders of record as of the close of business on May 9, 1997, payable on June 2, 1997.


NOTE 3 - STOCK OPTIONS

       The Company has three stock option plans: the "Amended and Restated 1986 Stock Option and Incentive Plan", the "1995 Stock Option and Incentive Plan" and the "Non-Employee Director Stock Option Plan", which authorize the issuance of up to 879,715 shares, 500,000 shares, and 275,000 shares of common stock, respectively. The following table summarizes the stock options available for grant as of March 31, 1997:

                                                                       NON-
                                                                     EMPLOYEE
                                      1986 STOCK     1995 STOCK      DIRECTOR
                                      OPTION PLAN    OPTION PLAN    OPTION PLAN      TOTAL
                                      -----------    -----------    -----------    ----------
Shares reserved for issuance              879,715        500,000       275,000      1,654,715
Granted                                (1,024,408)      (402,750)     (258,000)    (1,685,158)
Canceled                                  145,037         20,000        10,000        175,037
Expired                                      (344)             -             -           (344)
                                       ----------       --------      --------     ----------
Total available for grant                       -        117,250        27,000        144,250
                                      ===========       ========      ========     ==========

          At March 31, 1997, the Company had outstanding non-qualified options for all three plans with expiration dates from 1998 to 2007 as follows:

                                        NUMBER OF           PRICE        AVERAGE
                                      OPTION SHARES         RANGE         PRICE
                                      -------------    ---------------   -------
Outstanding at December 31, 1996         577,445       $14.56 - $37.75    $25.34
Granted                                  131,750       $51.00 - $56.88    $53.19
Exercised                                (38,445)      $14.56 - $25.00    $20.09
Canceled                                 (10,000)      $34.00 - $56.88    $45.44
                                      ----------       ---------------    ------
Outstanding at March 31, 1997            660,750       $15.75 - $56.88    $30.89
                                      ==========       ===============    ======

NOTE 4 - DIVIDEND DECLARATION

       The Company declared a quarterly cash dividend of $.16 per share on March 27 1997, payable to stockholders of record as of April 11, 1997. The dividend payable, totaling $1.0 million, was accrued as of March 31, 1997 and is reflected in the accompanying consolidated financial statements.

NOTE 5 - ACQUISITION OF AMERICA FIRST EUREKA HOLDINGS, INC./EUREKABANK

       On May 8, 1997, the Company signed a definitive agreement to acquire America First Eureka Holdings, Inc. ("AFEH") and its wholly owned bank subsidiary, EurekaBank ("Eureka"). Under the terms of the definitive agreement, America First Financial Fund 1987-A Limited Partnership (Nasdaq:"AFFFZ"), the shareholder of AFEH capital stock, will receive $300 million comprised of Bay View common stock valued at $210 million and cash of $90 million. The acquisition of AFEH/Eureka will be accounted for as a purchase and is expected to be completed on or about December 31, 1997 or January 1, 1998. The purchase price is currently estimated to exceed the fair value of the net assets acquired by approximately $112 million, which Bay View anticipates amortizing over a 15 year period

NOTE 6 - SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

                                             BAY VIEW CAPITAL CORPORATION
                              SUPPLEMENTAL CONSOLIDATING SCHEDULE OF FINANCIAL CONDITION
---------------------------------------------------------------------------------------------------------------------
                                                                         MARCH 31, 1997
                                                          -------------------------------------------------------------------------
                                                                                       PARENT CO
(DOLLARS IN THOUSANDS)                                       BVB           CTL       & OTHER SUBS (1)  ELIMINATIONS    CONSOLIDATED
                                                          ----------    ---------    ----------------  ------------    ------------
ASSETS
Cash and cash equivalents                                 $   44,501     $  4,689        $  3,567       $  (4,458)     $   48,299
Loans held for sale                                           19,336       59,848               -               -          79,184
Securities available for sale:
   Investment securities                                           -            -           9,497               -           9,497
   Mortgage-backed securities                                 79,959            -               -               -          79,959
Securities held to maturity:
   Investment securities                                      15,004            -               -               -          15,004
   Mortgage-backed securities                                478,231            -               -               -         478,231
Loans receivable held for investment, net                  2,072,326      140,767               -               -       2,213,093
Investment in stock of the FHLBSF                             50,375        2,352               -               -          52,727
Real estate owned                                              6,692        2,203               -               -           8,895
Premises and equipment, net                                    6,416        1,131               -               -           7,547
Investment in subsidiaries/due from affiliates                41,695            -         237,531        (279,226)              -
Intangibles                                                    3,382        6,138               -               -           9,520
Other assets                                                  25,846        4,217           4,824           7,767          42,654
                                                          ----------     --------        --------       ---------      ----------
       Total Assets                                       $2,843,763     $221,345        $255,419       $(275,917)     $3,044,610
                                                          ==========     ========        ========       =========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposits                                         $1,535,893     $124,405        $      -       $  (4,458)     $1,655,840
Advances from the FHLBSF                                     890,762            -               -               -         890,762
Securities sold under agreements to repurchase               198,556            -               -               -         198,556
Senior Debentures                                                  -            -          50,000               -          50,000
Other borrowings                                              18,782       53,069               -         (54,729)         17,122
Other liabilities                                             24,000       20,022           2,871          (6,697)         40,196
                                                          ----------     --------        --------       ---------      ----------
       Total Liabilities                                   2,667,993      197,496          52,871         (65,884)      2,852,476
Stockholders' equity:
   Common stock                                                    -        4,000              75          (4,000)             75
   Additional paid-in capital                                 74,187       19,330         111,790        (104,027)        101,280
   Retained earnings (substantially restricted)              107,505          519         135,449        (107,928)        135,545
   Treasury stock at cost                                          -            -         (38,847)              -         (38,847)
   Unrealized loss on securities available for sale
    (net of tax)                                              (1,705)           -          (1,702)          1,705          (1,702)
   Debt of Employee Stock Ownership Plan                      (4,217)           -          (4,217)          4,217          (4,217)
                                                          ----------     --------        --------       ---------      ----------
      Total Stockholders' Equity                             175,770       23,849         202,548        (210,033)        192,134
                                                          ----------     --------        --------       ---------      ----------
          Total Liabilities and Stockholders' Equity      $2,843,763     $221,345        $255,419       $(275,917)     $3,044,610
                                                          ==========     ========        ========       =========      ==========

(1) Includes Bay View Securitization Corporation and Regent Financial Corporation, wholly owned subsidiaries of the Company, which are not material for separate financial statement disclosure for the period presented.

NOTE 5 (CON'T) - SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

                         BAY VIEW CAPITAL CORPORATION
               SUPPLEMENTAL CONSOLIDATING SCHEDULE OF OPERATIONS
------------------------------------------------------------------------------------------------------------------------------------

                                                                             FOR THE THREE MONTHS ENDED MARCH 31, 1997

                                                                --------------------------------------------------------------------

                                                                                        PARENT CO.
(DOLLARS IN THOUSANDS)                                             BVB       CTL      & OTHER SUBS (1)  ELIMINATIONS    CONSOLIDATED

                                                                -------     ------   -----------------  ------------    ------------

Interest income:

   Interest on loans receivable                                 $39,913     $6,751         $    -          $     -         $46,664
   Interest on mortgage-backed securities                         9,231          -              -                -           9,231
   Interest and dividends on investments                          2,922        196            463           (1,320)          2,261
                                                                -------     ------         ------          -------         -------
                                                                 52,066      6,947            463           (1,320)         58,156
Interest expense:
   Interest on customer deposits                                 17,457      2,141              -               (4)         19,594
   Interest on Senior Debentures                                      -          -          1,114                -           1,114
   Interest on borrowings                                        16,533      1,173              3           (1,316)         16,393
                                                                -------     ------         ------          -------         -------
                                                                 33,990      3,314          1,117           (1,320)         37,101

Net interest income                                              18,076      3,633           (654)               -          21,055
Provision for losses on loans                                       400        165              -                -             565
                                                                -------     ------         ------          -------         -------
Net interest income after provision for losses                   17,676      3,468           (654)               -          20,490
Noninterest income:
   Loan fees and charges                                            754        404              -                -           1,158
   Gain on sale of loans                                              -        925              -                -             925
   Equity in earnings of subsidiaries                                 -          -          6,074           (6,074)              -
   Other, net                                                     1,110        394              -               (4)          1,500
                                                                -------     ------         ------          -------         -------
                                                                  1,864      1,723          6,074           (6,078)          3,583
Noninterest expense:
   General and administrative expenses:
      Compensation and benefits                                   5,903      2,224            378                -           8,505
      Office occupancy                                            1,912        339            (69)               -           2,182
      Deposits insurance premium and regulatory fees                376         15              -                -             391
      Service bureau expense                                        379        276              1                -             656
      Other, net                                                  1,551      1,005            334               (4)          2,886
                                                                -------     ------         ------          -------         -------
                                                                 10,121      3,859            644               (4)         14,620
   Real estate owned operations, net                                (27)         5              -                -             (22)
   Recovery of losses on real estate                               (448)         -              -                -            (448)
   Amortization of intangible assets                                428        249              -                -             677
                                                                -------     ------         ------          -------         -------
                                                                 10,074      4,113            644               (4)         14,827
Income before income taxes                                        9,466      1,078          4,776           (6,074)          9,246
Income tax expense (benefit)                                      3,979        559           (554)               -           3,984
                                                                -------     ------         ------          -------         -------
Net income                                                      $ 5,487     $  519         $5,330          $(6,074)        $ 5,262
                                                                =======     ======         ======          =======         =======

(1) Includes Bay View Securitization Corporation and Regent Financial Corporation, wholly owned subsidiaries of the Company, which are not material for separate financial statement disclosure for the period presented.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS
--------------

                                    GENERAL

     Bay View Capital Corporation (the "Company" or "Bay View" or "BVCC") is a diversified financial services holding company for Bay View Bank ("Banking Platform" or "BVB"), Bay View Securitization Corporation ("BVSC"), California Thrift & Loan ("Consumer Finance Platform" or "CTL") and Concord Growth Corporation ("Commercial Finance Platform" or "CGC").

STRATEGIC OVERVIEW

The Company's Mission Statement

     To build a diversified financial services company by investing in and creating niche lending generating companies that originate high yielding assets and maximizing per share market value.

The Company's Capital Strategy

     In order to realize the Company's objectives, management is pursuing a capital strategy that encompasses the following:

     1. To de-emphasize the less profitable elements of the Company's subsidiaries

     2. To return the capital of subsidiaries in excess of the regulatory "well capitalized" requirement to the Company

     3. To redeploy excess capital to generate a more profitable, risk-based return or repurchase shares

     4.   To increase the velocity of capital utilization

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

NET INCOME BY BUSINESS PLATFORM

Net income for the first quarter of 1997 by business platform was as follows:

                                                       THREE MONTHS ENDED
                                                         MARCH 31, 1997
                                                     ----------------------
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)                      EARNINGS
                                                     NET INCOME   PER SHARE
                                                     ----------   ---------

Banking/Depository Platform                              $4,678       $0.69
Consumer Finance Platform *                                 584        0.09
Commercial Finance Platform **                                -           -
                                                         ------       -----
BVCC - Consolidated                                      $5,262       $0.78
                                                         ======       =====

*  Includes CTL and BVSC
** Acquisition of commercial finance platform was completed on March 17, 1997
   (see discussion elsewhere herein). Purchase accounting was effective April 1, 1997 and earnings benefit begins in the second quarter of 1997.

BAY VIEW BANK STRATEGIES

     Bay View Bank has 27 branches serving primarily the San Francisco Bay Area. Its principal business consists of attracting deposits from the general public and using those deposits, together with borrowings, to originate loans secured by real estate. Historically, BVB's performance has been negatively impacted by weak retail asset origination (primarily COFI-based, commodity-oriented mortgage products), high general and administrative expenses and also unfavorable interest rate risk exposures. In addition, BVB has in the past purchased mortgage-backed securities ("MBS") when high quality loan production was not available.

     BVB's strategic focus is to enhance its deposit franchise and, since 1996, undertake efforts to restructure the wholesale (MBS and borrowings) portion of its balance sheet. As a result, transaction accounts at BVB as a percentage of total deposits have increased to 30% from approximately 20% at year-end 1995.

Change in Name to Bay View Bank

     Marking its transition from a traditional savings institution to a community bank, Bay View Federal Bank changed its name to Bay View Bank, effective March 17, 1997. In conjunction with the name change, the Company changed its Nasdaq stock symbol to "BVCC" from "BVFS", effective May 1, 1997.

CALIFORNIA THRIFT & LOAN STRATEGIES

     CTL is the Company's consumer finance subsidiary, which underwrites and purchases primarily high quality, high yielding auto loans and has successfully carved out a niche in the increasingly competitive auto finance industry. The Company acquired CTL in June 1996 and the acquisition was accounted for as a purchase. CTL is headquartered in Covina, California and operates 19 offices throughout California and the western United States.

     The Company's focus at CTL is to capture asset values and increase the velocity of capital utilization. As a result, the Company's management began implementing a significant restructuring of CTL's balance sheet in late 1996. The following is a summary of the actions taken:

     1.   Sale of equipment leasing portfolio

     2.   Reduction of high cost customer deposits

     3.   Sale and securitization of auto loan portfolio

     As a result of the Company's plans to acquire EurekaBank (see discussion elsewhere herein), the Company intends to discontinue the sale and securitization of CTL's auto loan production. The Company has a strategic alliance with Ultra Funding, Ltd. ("Ultra"), a Texas limited partnership, to purchase motor vehicle installment contracts originated by Ultra. These auto receivables are serviced by CTL and management expects Ultra to be a significant component (current production approximates $6 million per month) of its expanding consumer finance strategy.

CAPITAL REDEPLOYMENT STRATEGIES

Stock Repurchase Program
------------------------

     The Company's outstanding shares of common stock at December 31, 1996 and 1995 were 6,674,635 shares and 7,101,590 shares, respectively. The Company's outstanding shares at March 31, 1997 decreased to 6,485,080 shares. The Company's share repurchases during 1995 and 1996 completed its previously announced intention to repurchase 800,000 shares of common stock. These shares were repurchased at an average cost of $31.97. During the first quarter of 1997, the Company repurchased a total of 228,000 shares of its common stock in the open market at an average cost of $54.17. The share repurchases in the first quarter of 1997 were part of a repurchase program of $25 million approved in January 1997.

     On May 7, 1997, the Company approved a repurchase program of $25 million to further redeploy its excess capital. This authorization, combined with the outstanding portion ($12 million of the $25 million authorized in January 1997), should enable Bay View to repurchase approximately 750,000 additional shares at current market prices. Following the completion of this repurchase authorization, Bay View will have repurchased approximately 1.8 million shares, or nearly 25% of the 7.4 million shares outstanding when the initial share repurchase program was announced.

     Weighted average shares outstanding (including common stock equivalents) used for earnings per share calculations were approximately 6,776,000 shares for the first quarter of 1997 as compared to 6,784,000 shares and 7,087,000 shares for the fourth quarter and first quarter of 1996, respectively. As a result of the stock repurchases during the first quarter of 1997, earnings per share is expected to be enhanced by approximately $0.05 per share on an annualized basis. Offsetting the impact of the stock repurchases during the quarter was an increase in outstanding shares due to options exercised and an increase in common stock equivalents calculated using the treasury stock method as a result of the higher common stock price (Bay View's common stock price per share increased from $42.375 at year-end 1996 to $51 at March 31, 1997).

Acquisition of EXXE Data Corporation/Concord Growth Corporation
---------------------------------------------------------------

     The Company completed its acquisition of EXXE Data Corporation and its wholly owned nationwide commercial finance subsidiary, Concord Growth Corporation, on March 17, 1997. At the close of the transaction, EXXE became a stand-alone subsidiary of the Company. Subsequent to the transaction, EXXE was merged into CGC and liquidated, such that CGC became a first-tier stand-alone subsidiary of the Company. The former holders of EXXE capital stock, warrants and options received an initial aggregate payment of $19.8 million and will be entitled to potential future cash payments, depending upon the financial performance of CGC, of up to $34 million. The acquisition was accounted for as a purchase effective April 1, 1997. Accordingly, the earnings benefit associated with this acquisition begins in the second quarter of 1997.

     In an acquisition accounted for as a purchase, the purchase price is allocated to assets acquired and liabilities assumed based on their estimated fair values at the time of consummation of the transaction. Based on initial estimates, the aggregate costs exceeded the estimated fair value of the net assets acquired by approximately $16 million, which is recorded as goodwill and will be amortized over a 15 year period. The Company expects to finalize the purchase accounting valuations during the second quarter of 1997.

Acquisition of America First Eureka Holdings, Inc./EurekaBank
-------------------------------------------------------------

     On May 8, 1997, the Company signed a definitive agreement to acquire America First Eureka Holdings, Inc. ("AFEH") and its wholly owned bank subsidiary, EurekaBank ("Eureka"). Under the terms of the definitive agreement, America First Financial Fund 1987-A Limited Partnership (Nasdaq:"AFFFZ"), the shareholder of AFEH capital stock, will receive $300 million comprised of Bay View common stock valued at $210 million and cash of $90 million. The $300 million purchase price includes $65 million being paid for approximately $187 million of tax loss carryforwards. The $300 million purchase price represents
1.6 times estimated book value at closing and is consistent with recent multiples paid for thrift transactions. The purchase price, excluding the $65 million for tax loss carryforwards, represents 1.25 times estimated book value at closing.

     The BVCC common stock component of the purchase price will be computed utilizing a 20-day moving average of BVCC common stock price prior to closing. If the 20-day average stock price is above $52.00 or below $42.00, the exchange ratio will be fixed based on the $52.00 or $42.00 share price, as applicable. Eureka has the right to terminate this transaction if the stock price falls below $42.00. However, Bay View has the right to increase the purchase price for any shortfall below $42.00 and cause Eureka to complete the transaction. This transaction is subject to customary conditions (including mutual "lock-up" options) and will require regulatory and shareholder approvals. Both parties have completed their respective due diligence processes, and therefore, this transaction is not subject to any further due diligence.

     Bay View estimates that the 1998 accounting earnings per share dilution from this transaction will be approximately $0.37 per share and will be accretive by approximately $0.19 per share in 1999. Cash basis earnings per share enhancement from this transaction, which excludes charges tied to the market value of the Company's common stock and the amortization of goodwill arising from the transaction, is estimated at $0.14 for 1998 and $0.74 for 1999. If the 20-day average stock price is above $52.00, goodwill will increase by approximately $4 million for every dollar the average stock price is above $52.00 and the related estimated impact of the goodwill amortization on earnings would be $270,000 or $0.03 per share for 1998 and 1999, respectively.

     In recognition of the low-cost funding platform which will be created, Bay View will immediately cease auto securitization activities. This will reduce Bay View's 1997 net income by an estimated $2.9 million ($0.44 per share). It is estimated that net income for the second quarter of 1997 will be reduced by an estimated $1.0 million ($0.15 per share).

     The Company also expects to record restructuring charges in 1997 associated with this transaction of approximately $5 million ($2.9 million after tax or $0.44 per share). These charges represent primarily severance, facilities, relocation and debt restructuring costs directly related to this transaction.

     The acquisition of AFEH/Eureka will be accounted for as a purchase and is expected to be completed on or about December 31, 1997 or January 1, 1998. The purchase price is currently estimated to exceed the fair value of the net assets acquired by approximately $112 million, which Bay View anticipates amortizing over a 15 year period. Eureka will be merged into Bay View Bank and all Eureka branches will operate as Bay View Bank branches.

                             RESULTS OF OPERATIONS

     Consolidated net income for the three months ended March 31, 1997 was $5.3 million, or $.78 per share. This compares with net income of $4.0 million, or $.56 per share, for the first quarter of 1996. The improvement in the Company's earnings was primarily due to an expanding net interest margin attributable to lower cost of funds from its banking platform and also the impact of the acquisition of its consumer finance platform (which was completed in June 1996), including the sale and securitization of auto loans in January 1997.

SPECIAL MENTION ITEMS

Net income for the first quarter of 1997 and 1996 contained certain items which deserve special mention.

First Quarter 1997
------------------

These items essentially offset each other as follows:

o  $700,000 expense accrual for long-term incentive plan awards

o $415,000 recovery related to a real estate joint venture previously written-off

o $250,000 reduction to a previous accrual for the termination of data processing contracts as a result of modifications in the timing of systems conversion

First Quarter 1996
------------------

The net impact of the following items on first quarter 1996 results was a net improvement of $109,000 or $0.01 per share.

o $800,000 gain from the sale of and income received from certain real estate owned properties

o $350,000 write-off of core deposit intangibles and fixed assets due to a branch closure

o $260,000 loss resulting from the sale of approximately $24 million of mortgage-backed securities from the available for sale portfolio

TANGIBLE CASH EARNINGS

     Tangible cash earnings are based on earnings for each period and exclude charges tied to the market value of the Company's common stock related to management incentive plans and the Employee Stock Ownership Plan and charges associated with the amortization of intangibles. The following table shows the components of tangible cash earnings for the respective periods:

                                                                                           THREE MONTHS ENDED
                                                                                 ---------------------------------------
                                                                                  MARCH 31,     DECEMBER 31,   MARCH 31,
                                                                                    1997            1996          1996
                                                                                 ----------     ------------   ---------
(DOLLARS IN THOUSANDS)
Net income                                                                         $5,262          $4,868       $3,993
Adjustments:
  Amortization of intangibles                                                         496             496          417
  ESOP                                                                                 60              56           56
  Management incentive plans                                                          402               -            -
                                                                                 --------          ------       ------
Tangible cash earnings                                                             $6,220          $5,420       $4,466
                                                                                 ========          ======       ======
Tangible cash earnings per share                                                   $ 0.92          $ 0.80       $ 0.63
                                                                                 ========          ======       ======

NET INTEREST INCOME

     A summary of consolidated net interest income and net interest margins follows:

                                             THREE MONTHS ENDED
                                 -------------------------------------------
                                    MARCH 31, 1997          MARCH 31, 1996
                                 -------------------------------------------
                                   NET        NET         NET         NET
                                 INTEREST   INTEREST    INTEREST    INTEREST
       (DOLLARS IN THOUSANDS)     INCOME     MARGIN      INCOME       MARGIN
                                 --------   --------    --------    --------
     BVB *                        $18,076     2.56%     $15,708        2.21%
     CTL                            3,633     5.03            -           -
     BVCC**                          (654)     N/A          506         N/A
                                  -------     ----      -------        ----
     BVCC-Consolidated            $21,055     2.72%     $16,214        2.21%
                                  =======     ====      =======        ====

*   Excludes intercompany interest expense due to BVCC and CTL.

** Excludes intercompany interest income due from BVB and consists primarily of interest expense on $50 million of 8.42% Senior Debentures (all-in cost 8.91% annualized) issued in May 1996 to partially finance the acquisition of CTL.

     Consolidated net interest income for the first quarter of 1997 was $21.1 million, an increase of $4.9 million as compared to first quarter 1996 net interest income of $16.2 million. The consolidated net interest margin for the quarter ended March 31, 1997 was 2.72%, up 51 basis points as compared to 2.21% for the same period in the prior year. The improvement in the consolidated net interest margin was primarily due to lower cost of funds from the banking platform and the inclusion of the net interest income for the consumer finance platform.

Bay View Bank
-------------

     The banking platform's first quarter 1997 net interest margin was 2.56%, an increase of 35 basis points as compared to net interest margin of 2.21% for the same period in 1996. The improvement in net interest margin was primarily due to lower cost of funds related to retail deposits.

     The cost of retail deposits at March 31, 1997 was 4.53%, 23 basis points below the Eleventh District Cost of Funds Index ("COFI") of 4.76%. The cost of retail deposits at March 31, 1997 decreased by 7 basis points and 71 basis points as compared to the cost of retail deposits at December 31, 1996 and 1995, respectively. The decrease in the cost of retail deposits was primarily due to favorable repricing of certificates of deposit and an increase in transaction accounts which are at lower rates than certificates of deposit. Transaction accounts as a percentage of total deposits were 30.8% at March 31, 1997 as compared to 30.3% and 21.3% at December 31, 1996 and 1995, respectively.

The following table is a summary of the cost of retail deposits versus COFI:

                                 MARCH 31,    DECEMBER 31,    DECEMBER 31,
                                    1997          1996            1995
                                 ---------    ------------    ------------
Cost of retail deposits             4.53%         4.60%           5.24%
COFI                                4.76          4.84            5.12
                                   -----         -----            ----
Spread above / (below) COFI        (0.23)%       (0.24)%          0.12%
                                   =====         =====            ====

California Thrift & Loan
------------------------

     The consumer finance platform's first quarter 1997 net interest margin was 5.03%, a decrease of 3 basis points from 5.06% for the fourth quarter of 1996. The lower net interest margin was primarily due to the sale of its $253 million auto portfolio during the first quarter of 1997 and the sale of its entire leasing portfolio in December 1996, which aggregated to $60 million. However, the net interest margin was favorably impacted by the redemption of CTL's high cost customer deposits (higher than BVB's incremental borrowing cost) at face value (approximately $267 million) at December 31, 1996.

AVERAGE BALANCE SHEET

     The following table sets forth certain information relating to the Company's consolidated statements of financial condition and reflects the average yields on interest-earning assets and average rates paid on interest-bearing liabilities for the periods indicated. Such yields and rates are derived by dividing interest income or expense by the average balances of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. Average balances of interest-earning assets and interest-bearing liabilities were derived from daily average balances for BVCC and BVB. Average balances of interest-earning assets and interest-bearing liabilities for CTL were monthly averages. The yields for the periods indicated include the amortization of deferred loan origination fees, net of costs, which are considered adjustments to yield.

                                                                   AVERAGE BALANCES, YIELDS AND RATES PAID
                                                   ------------------------------------------------------------------------
                                                          THREE MONTHS ENDED                    THREE MONTHS ENDED
                                                            MARCH 31, 1997                        MARCH 31, 1996
                                                   ------------------------------------------------------------------------

                                                   AVERAGE      ACTUAL      AVERAGE       AVERAGE      ACTUAL      AVERAGE
(DOLLARS IN THOUSANDS)                             BALANCE     INTEREST   YIELD/RATE      BALANCE     INTEREST   YIELD/RATE
                                                   ------------------------------------------------------------------------

ASSETS
------
Interest-earning assets:
Loans receivable                                  $2,321,742    $46,664         8.00%    $2,064,997    $40,387         7.82%
Mortgage-backed securities (1)                       567,013      9,231         6.51        705,091     11,370         6.45
Investments                                          144,830      2,261         6.31        113,212      1,652         5.66
                                                  ----------    -------         ----     ----------    -------         ----
Total interest-earning assets                      3,033,585    $58,156         7.64%     2,883,300    $53,409         7.40%
                                                                =======         ====                   =======         ====
Other assets                                          57,697                                 75,276
                                                  ----------                             ----------
Total assets                                      $3,091,282                             $2,958,576
                                                  ==========                             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Interest-bearing liabilities:
  Customer deposits                               $1,711,546    $19,594         4.64%    $1,800,331    $23,258         5.20%
  Borrowings (2)                                   1,125,235     17,507         6.27        922,331     13,937         6.08
                                                  ----------    -------         ----     ----------    -------         ----
Total interest-bearing liabilities                 2,836,781    $37,101         5.29%     2,722,662    $37,195         5.49%
                                                                =======         ====                   =======         ====
Other liabilities                                     58,085                                 29,724
                                                  ----------                             ----------
Total liabilities                                  2,894,866                              2,752,386
Stockholders' equity                                 196,416                                206,190
                                                  ----------                             ----------
Total liabilities and stockholders' equity        $3,091,282                             $2,958,576
                                                  ==========                             ==========

Net interest income/net interest spread                         $21,055         2.35%                  $16,214         1.91%
                                                                =======         ====                   =======         ====

Net earning assets                                $  196,804                             $  160,638
                                                  ==========                             ==========

Net interest margin                                                             2.72%                                  2.21%
                                                                                ====                                   ====

(1) Average balances for mortgage-backed securities available for sale are based on historical amortized cost.
(2) Interest expense for borrowings includes interest expense on interest rate swaps of $930,000 and $390,000 for the three months ended March 31, 1997 and 1996, respectively.

INTEREST INCOME

INTEREST INCOME ON LOANS RECEIVABLE

   Interest income on loans was $46.7 million and $40.4 million for the first quarters of 1997 and 1996, respectively. The following table is a summary of interest income on loans.

                                     THREE MONTHS ENDED
                            ------------------------------------
                             MARCH 31, 1997      MARCH 31, 1996
                            ----------------    ----------------
                            AMOUNTS    YIELD    AMOUNTS    YIELD
                            -------    -----    -------    -----
(DOLLARS IN THOUSANDS)
BVB                         $39,913    7.75%    $40,387    7.82%
CTL                           6,751    9.86           -       -
                            -------    ----     -------    ----
BVCC - Consolidated         $46,664    8.00%    $40,387    7.82%
                            =======    ====     =======    ====

Bay View Bank
-------------

   The decrease in loan yields for BVB of 7 basis points between the first quarters of 1997 and 1996 was primarily due to the repricing of a significant portion of loans indexed to the COFI and partially offset, to a lesser extent, by the repricing of loans indexed to the one-year Treasury note. The average monthly COFI which impacted BVB's adjustable rate mortgages decreased by 26 basis points. However, the rate on the one-year Treasury note increased by 49 basis points. The average loan balances for the first quarters of 1997 and 1996 were essentially the same at $2.06 billion.

California Thrift & Loan
------------------------

   The interest income on loans for CTL primarily relates to interest income on auto loans, real estate loans and revolving lines of credit. The interest income on loans for CTL includes the amortization of purchase accounting valuation adjustments for loans held for investment. The yield on loans for CTL remained essentially the same since acquisition date. The interest income for CTL for the first quarter of 1997 reflects the impact of the sale of its $253 million auto loan portfolio in January 1997 and the sale of its entire leasing portfolio in December 1996, which aggregated to $60 million.


INTEREST INCOME ON MORTGAGE-BACKED SECURITIES

   Interest income on mortgage-backed securities ("MBS") was $9.2 million and $11.4 million for the first quarters of 1997 and 1996, respectively, and relates solely to BVB. The decrease in interest income on MBS was primarily attributable to lower average balances due to sales and principal amortization in 1996 and principal amortization in the first quarter of 1997. There were no MBS purchased in 1996 or 1997. Management's strategic focus during the past year has been on restructuring the balance sheet and de-emphasizing the Company's wholesale investment and borrowing activities.


INTEREST AND DIVIDENDS ON INVESTMENTS

   Interest and dividend income from the Company's investment portfolio was $2.3 million and $1.7 million for the first quarters of 1997 and 1996, respectively. Interest and dividend income attributable to CTL was $196,000 for the first quarter of 1997. Excluding CTL, investment income for BVB increased by $0.4 million primarily due to higher average balances and average yields.

INTEREST EXPENSE

INTEREST EXPENSE ON CUSTOMER DEPOSITS

   Interest expense on customer deposits was $19.6 million and $23.3 million for the first quarters of 1997 and 1996, respectively.

   The following table summarizes interest expense on deposits:

                                     THREE MONTHS ENDED
                            ------------------------------------
                             MARCH 31, 1997      MARCH 31, 1996
                            ----------------    ----------------
                            AMOUNTS    YIELD    AMOUNTS    YIELD
                            -------    -----    -------    -----
(DOLLARS IN THOUSANDS)
BVB                         $17,453    4.56%    $23,258    5.20%
CTL                           2,141    5.42           -       -
                            -------    ----     -------    ----
BVCC - Consolidated         $19,594    4.64%    $23,258    5.20%
                            =======    ====     =======    ====

Bay View Bank
-------------

   The decrease in cost of retail deposits for BVB was primarily due to favorable repricing of certificates of deposit and an increase in transaction accounts which are at lower rates than certificates of deposit. As of March 31, 1997, transaction accounts as a percentage of total deposits were 30.8% as compared to 30.3% and 21.3% at December 31, 1996 and 1995, respectively. The average balances of retail deposits decreased from $1.80 billion in the first quarter of 1996 to $1.55 billion in the first quarter of 1997. However, average transaction accounts increased from $439 million to $472 million.

California Thrift & Loan
------------------------

   The cost of deposits for CTL remained essentially unchanged since the acquisition date. CTL redeemed the higher cost component (higher than BVB's incremental borrowing cost) of these deposits at face value (approximately $267 million) at year-end 1996.

INTEREST EXPENSE ON BORROWINGS

   Interest expense on borrowings was $17.5 million and $13.9 million for the first quarters of 1997 and 1996, respectively. The following table summarizes the interest expense on borrowings.

                                            THREE MONTHS ENDED
                                   ------------------------------------
                                    MARCH 31, 1997      MARCH 31, 1996
                                   ----------------    ----------------
                                   AMOUNTS    RATE     AMOUNTS    RATE
                                   -------    -----    -------    -----
(DOLLARS IN THOUSANDS)
BVB                                $16,533    6.11%    $13,937    6.08%
CTL                                  1,173    6.36           -       -
BVCC (Senior Debentures only)        1,114    8.91           -       -
Eliminations                        (1,313)   N/A            -       -
                                   -------    ----     -------    ----
BVCC - Consolidated                $17,507    6.27%    $13,937    6.08%
                                   =======    ====     =======    ====

   The increase in interest expense on borrowings for BVB was primarily due to higher average balances of such borrowings arising from a decrease in average customer deposits in BVB and also BVB's funding of CTL due to continued run-off of its customer deposits due to pricing strategies. The interest expense on borrowings for the first quarter of 1996 reflects the impact of the prepayment of $190 million of high cost borrowings in the fourth quarter of 1995 which were replaced with short-term lower cost borrowings. In conjunction with the prepayment of these borrowings, the Company entered into interest rate swap agreements to provide interest rate risk protection for the short-term lower cost borrowings by matching the floating interest rate characteristics and lengthening their maturities.

   The interest expense on borrowings for CTL was primarily due to an intercompany line of credit with BVB. As a result of continued run-off in CTL's customer deposits, an intercompany line of credit has been established to facilitate the funding of CTL's interest-earnings assets.

CHANGES IN RATE AND VOLUME

   The following table sets forth the changes in net interest income due to changes in the rate and volume of the Company's interest-earning assets and interest-bearing liabilities for the three months ended March 31, 1997 and 1996. Changes in rate and volume (changes in weighted average interest rate multiplied by average portfolio balance), which cannot be segregated, have been allocated proportionately between the change in rate and the change in volume.



                                      RATE         VOLUME        TOTAL
(DOLLARS IN THOUSANDS)              VARIANCE      VARIANCE      VARIANCE
                                -----------------------------------------

                                THREE MONTHS ENDED MARCH 31, 1997 VS 1996
Interest income:
   Loans                              $ 1,142       $ 5,135      $ 6,277
   Mortgage-backed securities             110        (2,249)      (2,139)
   Investments                            122           487          609
                                      -------       -------      -------
                                        1,374         3,373        4,747
                                      -------       -------      -------
Interest expense:
   Customer deposits                   (2,556)       (1,108)      (3,664)
   Borrowings *                           424         3,146        3,570
                                      -------       -------      -------
                                       (2,132)        2,038          (94)
                                      -------       -------      -------
Net interest income                   $ 3,506       $ 1,335      $ 4,841
                                      =======       =======      =======

* Includes interest expense on interest rate swaps of $930,000 and $390,000 for the three months ended March 31, 1997 and 1996, respectively.

PROVISION FOR LOSSES ON LOANS

          The provision for losses on loans was $565,000 and $600,000 in the first quarters of 1997 and 1996, respectively. See the "Allowance for Losses on Loans" section elsewhere herein for a more detailed discussion of the provision for losses.

NONINTEREST INCOME

                          THREE MONTHS ENDED
                               MARCH 31,
                         --------------------
(DOLLARS IN THOUSANDS)     1997         1996
                         --------------------

BVB                      $1,860        $1,823
CTL                       1,723             -
                         ------        ------
BVCC - Consolidated      $3,583        $1,823
                         ======        ======

     Noninterest income for the first quarter of 1997 was $3.6 million as compared to $1.8 million for the same period in the prior year. The increase in noninterest income as compared to the prior year quarter was primarily due to the following:

  1. During the first quarter of 1997, CTL sold $253 million of auto loans and the premium arising from the sale of the auto loans had been recorded as part of the purchase accounting valuations related to the acquisition of CTL. A gain of $925,000 was realized in the statement of operations due to the improvement in the fair value of the auto loans as a result of changes in market interest rates between the acquisition date and the sale date of the auto loans. This gain was partially offset by a loss of $293,000 in the fourth quarter of 1996 associated with a short sale of U.S. Treasury securities utilized to hedge the valuations of CTL's auto loan portfolio from movements in interest rates.

  2. During the first quarter of 1996, BVB sold $24.2 million of its mortgage-backed securities from its available for sale portfolio and recorded a loss of $262,000.

Sale and Securitization of Auto Loans

     In November 1996, BVSC filed with the Securities and Exchange Commission a shelf registration statement on form S-3 for $500 million of automobile receivable-backed securities. During the first quarter of 1997, $253 million of auto loans were sold and securitized with the premium from the sale having been recorded as part of purchase accounting. A gain of $925,000 was realized arising from the improvement in the fair value of the auto loans sold due to change in market interest rates. As a result of the Company's plans to acquire EurekaBank (see discussion elsewhere herein), the Company intends to discontinue the sale and securitization of CTL's auto loan portfolio.

NONINTEREST EXPENSE

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses for the first quarter of 1997 were $14.6 million and included certain special mention items as discussed below. General and administrative expenses for the first quarter of 1996, prior to the CTL acquisition, were $10.7 million. The following is a summary of special mention items included in general and administrative expenses:

First Quarter 1997
------------------

o  $700,000 expense accrual for long-term incentive plan awards

o $250,000 reduction to a previous accrual for the termination of data processing contracts as a result of modifications in the timing of systems conversion

First Quarter 1996
------------------

o  None

     Exclusive of special mention items, general and administrative expenses were $14.2 million and $10.7 million for the first quarters of 1997 and 1996, respectively. The following table summarizes general and administrative expenses and efficiency ratios exclusive of special mention items:

                                          THREE MONTHS ENDED
                             --------------------------------------------
                                MARCH 31, 1997          MARCH 31, 1996
                             --------------------     -------------------
                              G&A      EFFICIENCY     G&A      EFFICIENCY
                             --------------------     -------------------
(DOLLARS IN THOUSANDS)

BVB                          $ 9,671      48.50%      $10,737      58.68%
CTL (post acquisition)         3,859      72.05             -          -
BVCC                             640       N/A              -       N/A
                             -------      -----       -------      -----
BVCC-Consolidated            $14,170      57.53%      $10,737      58.68%
                             =======      =====       =======      =====

Bay View Capital Corporation and Bay View Bank
----------------------------------------------

     The decrease in general and administrative expenses as compared to the prior year quarter was primarily due to lower deposit insurance premiums. General and administrative expenses for the first quarter of 1996 included deposit insurance premiums of $1.3 million based on deposit insurance premiums of 26 basis points for every $100 of deposits. As a result of legislation to recapitalize and fully fund the Savings Association Insurance Fund ("SAIF"), premiums on SAIF-insured deposits for BVB were reduced in the first quarter of 1997 to 6.48 basis points, which amounted to $376,000. The decrease in general and administrative expenses was also attributable to lower staffing levels which have declined to 381 full-time equivalents ("FTE") at March 31, 1997 from 383 FTE and 402 FTE at December 31, 1996 and 1995, respectively.

California Thrift & Loan
------------------------

     General and administrative expenses for the first quarter of 1997 were $3.9 million as compared to $4.1 million and $4.6 million during the fourth quarter and third quarter of 1996, respectively. The decrease was primarily due to the elimination of general and administrative expenses relating to the leasing portfolio and continued implementation of cost reduction opportunities since the acquisition. Staffing levels have decreased to 158 FTE at the end of first quarter 1997 from 193 FTE and 208 FTE at December 31, 1996 and September 30, 1996, respectively.

INCOME AND EXPENSES FROM REAL ESTATE OWNED

     Income from real estate owned operations was $22,000 and $888,000 in the first quarters of 1997 and 1996, respectively. The decrease was primarily due to gains from the sale of and higher income received from real estate owned properties in the prior year. During the first quarter of 1997, recoveries of losses on real estate were $448,000 as compared to $53,000 in the first quarter of 1996.

AMORTIZATION AND WRITE-DOWN OF INTANGIBLES

     The following table summarizes the amortization and write-down of intangibles:

                         THREE MONTHS ENDED
                               MARCH 31,
                         ------------------
(DOLLARS IN THOUSANDS)     1997      1996
                         ------------------
BVB                       $ 428     $ 726
CTL                         249         -
                          -----     -----
BVCC - Consolidated       $ 677     $ 726
                          =====     =====

     The amortization and write-down of intangible assets for BVB during the first quarter of 1996 included core deposit intangibles written-off of $270,000 due to a decision to close one of BVB's branches. The amortization of the intangible assets of CTL was due to the inclusion of the amortization of goodwill arising from the excess of the purchase price over the fair value of net assets acquired discussed elsewhere herein.

                             BALANCE SHEET ANALYSIS

          The consolidated assets of the Company were $3.04 billion and $3.30 billion as of March 31, 1997 and December 31, 1996, respectively. The decrease in total assets was primarily due to the sale and securitization of $253 million of CTL's auto loans.


SECURITIES

          The Company invests in high-quality mortgage-backed securities ("MBS"), primarily issued by the Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and Government National Mortgage Association ("GNMA").

          The securities portfolio at March 31, 1997 and December 31, 1996 was as follows:

                                    MARCH 31, 1997         DECEMBER 31, 1996
                                 --------------------------------------------
                                 AMORTIZED     FAIR      AMORTIZED     FAIR
(DOLLARS IN THOUSANDS)             COST        VALUE       COST        VALUE
                                 ---------   --------    ---------   --------

AVAILABLE FOR SALE
------------------
Investment securities            $  9,492    $  9,497    $ 13,792    $ 13,802
Mortgage-backed securities
FHLMC, FNMA and GNMA               82,916      79,959      84,401      83,154
                                 --------    --------    --------    --------
                                 $ 92,408    $ 89,456    $ 98,193    $ 96,956
                                 --------    --------    --------    --------
HELD-TO-MATURITY
----------------
Investment securities            $ 15,004    $ 14,918    $ 15,204    $ 15,112
Mortgage-backed securities:
  FHLMC, FNMA, GNMA
  and other                       478,231     466,988     494,459     483,461
                                 --------    --------    --------    --------
                                 $493,235    $481,906    $509,663    $498,573
                                 --------    --------    --------    --------

                                 $585,643    $571,362    $607,856    $595,529
                                 ========    ========    ========    ========

     During the first quarter of 1996, the Company sold $24.2 million of the mortgage backed securities for a loss of $262,000, which represented approximately 50% of the unrealized loss on securities available for sale at the time of sale. Also, during the first quarter of 1996, the Company sold a $2.6 million mortgage-backed security which was scheduled to mature in April 1996 from its held-to-maturity portfolio. The sale of MBS in 1996 was consistent with management's strategic focus to restructure the wholesale balance sheet. There were no MBS purchases in 1996 and 1997.

LOANS AND REAL ESTATE OWNED

     The loan portfolio of BVB primarily consists of mortgage loans and the loan portfolio of CTL primarily consists of consumer loans. The following is a summary of the Company's loan portfolio (before deductions for deferred fees, discounts and allowance for losses) which includes loans held for sale at March 31, 1997 and December 31, 1996.

                                              MARCH 31, 1997                         DECEMBER 31, 1996
                                  ------------------------------------    ------------------------------------
(DOLLARS IN THOUSANDS)               BVB          CTL         BVCC           BVB          CTL         BVCC
                                  ----------    --------    ----------    ----------    --------    ----------

Mortgage loans:
  Single family (1-4 units)       $  595,670    $ 79,894    $  675,564    $  610,607    $ 81,479    $  692,086
  Multifamily (5+ units)           1,033,655      17,306     1,050,961     1,033,252      15,039     1,048,291
  Commercial Real Estate             366,218      15,869       382,087       367,104      14,718       381,822
                                  ----------    --------    ----------    ----------    --------    ----------
                                   1,995,543     113,069     2,108,612     2,010,963     111,236     2,122,199
Consumer loans:
  Auto                                38,722      59,847        98,569        21,703     293,736       315,439
  Home equity and other               35,792      28,765        64,557        36,058      31,960        68,018
                                  ----------    --------    ----------    ----------    --------    ----------
                                      74,514      88,612       163,126        57,761     325,696       383,457

Commercial loans                      49,716           -        49,716             -           -             -

                                  ----------    --------    ----------    ----------    --------    ----------
                                  $2,119,773    $201,681    $2,321,454    $2,068,724    $436,932    $2,505,656
                                  ==========    ========    ==========    ==========    ========    ==========

The following is a summary of loan originations and loan purchases:

                             THREE MONTHS ENDED
                                  MARCH 31,
LOAN ORIGINATIONS            ------------------
(DOLLARS IN THOUSANDS)        1997       1996
                             ------------------
BVB                          $38,902    $43,358
CTL                           44,737          -
                             -------    -------
BVCC - Consolidated          $83,639    $43,358
                             =======    =======

                             THREE MONTHS ENDED
                                  MARCH 31,
LOAN PURCHASES               ------------------
(DOLLARS IN THOUSANDS)        1997       1996
                             ------------------
BVB                          $94,465    $19,676
CTL                            2,915          -
                             -------    -------
BVCC - Consolidated          $97,380    $19,676
                             =======    =======

     Management's strategy is to supplement its loan production with purchases of higher yielding loans. The increase in loan purchases at BVB was primarily due to the purchase of commercial loans originated by CGC prior to its acquisition date. Also, during the first quarter of 1997, loans purchased from Ultra were $17.8 million.

CREDIT QUALITY

     The following table summarizes the Company's nonperforming assets and troubled debt restructurings:

                                              MARCH 31, 1997                         DECEMBER 31, 1996
                                  ------------------------------------    ------------------------------------
(DOLLARS IN THOUSANDS)               BVB          CTL         TOTAL          BVB          CTL         TOTAL
                                  ----------    --------    ----------    ----------    --------    ----------
Nonaccrual loans                   $10,929       $2,238       $13,167       $14,033      $2,092       $16,125
Real estate owned                    6,692        2,203         8,895         4,896       3,289         8,185
Other repossessed assets                 -          696           696             -           -             -
                                   -------       ------       -------       -------      ------       -------
   Nonperforming assets             17,621        5,137        22,758        18,929       5,381       $24,310
Troubled debt restructurings           506            -           506           509           -           509
                                   -------       ------       -------       -------      ------       -------
   Total                           $18,127       $5,137       $23,264       $19,438      $5,381       $24,819
                                   =======       ======       =======       =======      ======       =======

     BVB's credit quality has continued to remain strong as evidenced by a continuing decline in nonperforming assets and delinquencies. CTL's credit quality has remained essentially the same since its acquisition. A summary of the trends in credit quality and delinquencies follows:

                                     NONPERFORMING ASSETS
                                AS A PERCENTAGE OF TOTAL ASSETS
                             --------------------------------------
(DOLLARS IN THOUSANDS)        MARCH 31, 1997      DECEMBER 31, 1996
                             ----------------     -----------------
BVB                          $17,621    0.62%     $18,929     0.63%
CTL                            5,137    2.32        5,381     1.16
                             -------    ----      -------     ----
BVCC - Consolidated          $22,758    0.75%     $24,310     0.74%
                             =======    ====      =======     ====

                                LOANS DELINQUENT 60 DAYS OR MORE
                                  AS PERCENTAGE OF GROSS LOANS
                             --------------------------------------
(DOLLARS IN THOUSANDS)       MARCH 31, 1997       DECEMBER 31, 1996
                             --------------------------------------
BVB                          $20,486    0.97%     $19,769     0.96%
CTL                            1,844    0.91        3,239     0.74
                             -------    ----      -------     ----
BVCC - Consolidated          $22,330    0.96%     $23,008     0.92%
                             =======    ====      =======     ====

     The increase in the nonperforming asset and 60-days delinquent ratios for CTL was primarily due to the impact of the sale of $253 million of auto loans in January 1997. Including the auto loans sold, the ratios would have been 1.16% and 0.50% at March 31, 1997, respectively.

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

                                          ALLOWANCE FOR LOSSES ON LOANS
                                    AS A PERCENTAGE OF NONPERFORMING ASSETS
                                    ---------------------------------------
(DOLLARS IN THOUSANDS)               MARCH 31, 1997      DECEMBER 31, 1996
                                    ---------------------------------------
BVB - Assets held for investment       $26,840   152%    $26,681   141%
CTL:
  Assets held for investment             1,066     -       2,332     -
  Assets held for sale                   1,013     -       7,391     -
                                       -------   ---     -------   ---
                                         2,079    40%      9,723   181%

                                       -------   ---     -------   ---
BVCC - Consolidated                    $28,919   127%    $36,404   150%
                                       =======   ===     =======   ===

                                         ALLOWANCE FOR LOSSES ON LOANS
                                    AS A PERCENTAGE OF NONPERFORMING LOANS
                                    --------------------------------------
(DOLLARS IN THOUSANDS)               MARCH 31, 1997     DECEMBER 31, 1996
                                    --------------------------------------
BVB - Assets held for investment       $26,840   246%    $26,681   190%
CTL:
  Assets held for investment             1,066     -       2,332     -
  Assets held for sale                   1,013     -       7,391     -
                                       -------   ---     -------   ---
                                         2,079    93%      9,723   465%

                                       -------   ---     -------   ---
BVCC - Consolidated                    $28,919   220%    $36,404   226%
                                       =======   ===     =======   ===

     The decrease in the allowance for loan losses relating to CTL was due to the sale of $253 million of auto loans. The allowance for loan losses related to the auto loan portfolio was included in the lower of cost or market measurement of the carrying value of the auto loans which were classified as held for sale.

     The following is a summary of provision for losses on loans:

                             THREE MONTHS
                                 ENDED
                               MARCH 31,
                             -------------
(DOLLARS IN THOUSANDS)       1997     1996
                             -------------
BVB                          $400     $600
CTL                           165        -
                             ----     ----
BVCC - Consolidated          $565     $600
                             ====     ====

     Management believes that the GVA at March 31, 1997 is adequate to cover estimated losses in its asset portfolios. However, future adjustments may be necessary and earnings could be significantly affected if circumstances differ substantially from the assumptions used in making such determinations. Management will continue to monitor the adequacy of the allowance for losses related to problem assets.

CUSTOMER DEPOSITS

     Customer deposits are generated for the purpose of funding loans. The customer deposits at March 31, 1997 and December 31, 1996 were as follows:

                                     MARCH 31, 1997                 DECEMBER 31, 1996
                              ----------------------------    ----------------------------
                                                   AVERAGE                         AVERAGE
(DOLLARS IN THOUSANDS)          AMOUNT      %        RATE       AMOUNT      %        RATE
                              ----------------------------    ----------------------------
BVB  (SAIF-insured)
-------------------
Transaction accounts          $  470,890   30.8%    2.57%     $  477,777   30.3%     2.57%
Certificates of deposit        1,060,545   69.2     5.41       1,100,559   69.7      5.48
                              ----------  -----     ----      ----------   ----      ----
Total *                       $1,531,435  100.0%    4.53%     $1,578,336  100.0%     4.60%
                              ==========  =====     ====      ==========  =====      ====

CTL (BIF-insured)
-----------------
Transaction accounts          $   13,815   11.1%    4.15%     $   16,057    8.6%     4.16%
Thrift certificates              110,590   88.9     5.50         169,837   91.4      5.55
                              ----------  -----     ----      ----------   ----      ----
Total                         $  124,405  100.0%    5.35%     $  185,894  100.0%     5.43%
                              ==========  =====     ====      ==========  =====      ====

BVCC-Consolidated
-----------------
Transaction accounts          $  484,705   29.3%    2.62%     $  493,571   27.9%     2.62%
Certificate of deposit         1,060,545   64.0     5.41       1,100,559   62.4      5.48
Thrift certificates              110,590    6.7     5.50         169,837    9.7      5.55
                              ----------  -----     ----      ----------   ----      ----
                              $1,655,840  100.0%    4.59%     $1,763,967  100.0%     4.69%
                              ==========  =====     ====      ==========  =====      ====

* Excludes intercompany deposit accounts

BORROWINGS

     The Company utilizes collateralized advances from the FHLBSF for purposes of funding loans and investments. In addition, the Company utilizes other borrowings, on a collateralized and noncollateralized basis, such as securities sold under agreements to repurchase. A summary of outstanding borrowings for BVB and the parent Company are as follows:

                                       MARCH 31, 1997                       DECEMBER 31, 1996
                             --------------------------------------------------------------------------
                                            PARENT                                 PARENT
(DOLLARS IN THOUSANDS)          BVB          CO.        TOTAL          BVB          CO.        TOTAL
                             ----------    -------    ----------    ----------    -------    ----------
Advances from FHLBSF         $  890,762    $     -    $  890,762    $  977,750    $     -    $  977,750
Reverse repurchase
   agreements                   198,556          -       198,556       210,640          -       210,640
Senior Debentures                     -     50,000        50,000             -     50,000        50,000
                             ----------    -------    ----------    ----------    -------    ----------
                             $1,089,318    $50,000    $1,139,318    $1,188,390    $50,000    $1,238,390
                             ==========    =======    ==========    ==========    =======    ==========

     CTL's borrowings comprise of an intercompany line of credit which is eliminated on consolidation.

                               INTEREST RATE RISK

   The Company pursues balance sheet strategies designed, in the long run, to mitigate the Company's exposure to rising interest rates. The Company also considers other strategies to minimize the variability of the net interest margin including off-balance sheet activities.

Interest Rate Swaps
-------------------

   The Company uses interest rate swap agreements to reduce the interest rate fluctuation risk related to certain assets and liabilities. Interest rate swaps involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying notional principal amounts. As of March 31, 1997 and December 31, 1996, the total notional amount of interest rate swaps were $419 million and $421 million, respectively.

   The following schedule sets forth the maturities and weighted average rates of BVB's interest rate swaps outstanding as of March 31, 1997, based on interest rates at March 31, 1997. To the extent that interest rates change, variable interest rate information will change. There were no interest rate swaps for CTL as of March 31, 1997.


                                                   MATURITIES OF DERIVATIVE INSTRUMENTS
                                        -----------------------------------------------------------
(DOLLARS IN THOUSANDS)                    1999         2000         2001         2002       TOTAL
                                        -------     --------     --------     --------     --------

Notional amount                         $37,000     $100,000     $104,000     $177,500     $418,500

Weighted average receive rate
    (3-month LIBOR)                        5.64%        5.69%        5.64%        5.69%        5.67%

Weighted average pay rate (fixed)          6.69%        6.10%        6.72%        6.41%        6.44%

Hedging Auto Loans
------------------

   At March 31, 1997, CTL entered into a $40 million treasury rate lock agreement to hedge its auto loan portfolio pending sale to BVSC and subsequent securitization and sale of asset-backed securities by BVSC. The treasury rate lock agreement guarantees a stated interest rate for a stated period of time and CTL will receive/pay the difference between the lock rate and the effective treasury rate on settlement date. Gains and losses on the hedge are deferred and recognized in income upon settlement of the hedge or sale of the underlying assets being hedged.

   The objective of the Company's asset/liability management activities is to improve earnings by adjusting the types of assets and liabilities to effectively address changing conditions and risks. Management believes that its asset/liability activities have improved earnings within safe and sound parameters.

Interest Rate Sensitivity
-------------------------

   Interest rate risk sensitivity estimated by management, as measured by the change in the net portfolio value of equity as a percentage of the present value of assets from an immediate 200 basis point increase/decrease in interest rates, was 1.07% at March 31, 1997 as compared to 1.15% at December 31, 1996. BVB's sensitivity measure as of December 31, 1996 was better than 85% of all thrift institutions based on data provided by the Office of Thrift Supervision. Management estimates, based on interest rate risk analyses as of March 31, 1997, that an increase in market interest rates of 100 and 200 basis points would result in an annualized decrease in net interest income of approximately $1.0 million and $4.0 million, respectively.

     The following table sets forth information regarding the Company's consolidated asset and liability repricing as of March 31, 1997:

                                                                      REPRICING PERIOD
                                                  -----------------------------------------------------------------------
                                                    UNDER           OVER             OVER           OVER
                                                     ONE        ONE TO THREE    THREE TO FIVE       FIVE
(DOLLARS IN THOUSANDS)                               YEAR           YEARS           YEARS          YEARS         TOTAL
                                                  -----------------------------------------------------------------------

ASSETS
------
Cash and investments (1)                          $  123,948       $   5,000        $  10,000    $       -     $  138,948
Loans and mortgage-backed securities (1) (2)       1,985,229         259,443          160,925      451,356      2,856,953
                                                  ----------       ---------        ---------    ---------     ----------

Total interest rate sensitive assets              $2,109,177       $ 264,443        $ 170,925    $ 451,356     $2,995,901
                                                  ==========       =========        =========    =========     ==========
LIABILITIES
-----------
Deposits:
    Certificates of deposit                       $  991,195       $ 160,755        $  19,209    $       -     $1,171,159
    Money market accounts                            196,899               -                -            -        196,899
    Checking accounts                                121,639               -                -            -        121,639
    Passbook accounts                                174,122               -                -            -        174,122
Borrowings                                           970,881         150,300           40,000            -      1,161,181
                                                  ----------       ---------        ---------    ---------     ----------

Total interest rate sensitive liabilities         $2,454,736       $ 311,055        $  59,209    $       -     $2,825,000
                                                  ==========       =========        =========    =========     ==========
Repricing gap-positive (negative)
 before impact of interest rate swaps             $ (345,559)      $ (46,612)       $ 111,716    $ 451,356     $  170,901
Impact of interest rate swaps                        406,000         (96,559)        (154,000)    (155,441)             -
                                                  ----------       ---------        ---------    ---------     ----------
                                                  $   60,441       $(143,731)       $ (42,284)   $ 295,915     $  170,901
                                                  ==========       =========        =========    =========     ==========

Cumulative repricing gap-positive (negative)      $   60,441       $ (82,730)       $(125,014)   $ 170,901
                                                  ==========       =========        =========    =========

Cumulative repricing gap as a percentage of
 interest rate sensitive assets at March 31, 1997       2.02%          (2.76)%          (4.17)%       5.70%
                                                  ==========       =========        =========    =========

(1)  Investments and mortgage-backed securities are at amortized cost
(2) Based on assumed annual prepayment and amortization rates which approximate the Company's historical experience

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


CAPITAL RESOURCES

   See also "Strategic Overview - Capital Redeployment Strategies" discussion.

BAY VIEW BANK

   BVB's regulatory capital at March 31, 1997 exceeded the minimum requirements of each regulatory capital standard on a fully phased in basis as follows:

                                  ACTUAL          MINIMUM  REQUIREMENT         EXCESS
                            ------------------    --------------------    ------------------
(DOLLARS IN THOUSANDS)       AMOUNT     RATIO       AMOUNT     RATIO       AMOUNT     RATIO
                            --------   -------     --------   -------     --------   -------
Tangible                    $171,172     6.02%     $ 42,606    1.50%      $128,566    4.52%
Core (Leverage)             $174,424     6.13%     $ 85,310    3.00%      $ 89,114    3.13%
Risk-based                  $196,757    10.98%     $143,385    8.00%      $ 53,372    2.98%

   The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires each Federal banking agency, including the OTS, to implement prompt corrective actions for institutions that it regulates. Under capital guidelines enacted by FDICIA, BVB met the criteria for the "well capitalized" standard at March 31, 1997 as follows:

                                                    WELL CAPITALIZED
                                  ACTUAL               REQUIREMENT              EXCESS
                            ------------------    --------------------    ------------------
(DOLLARS IN THOUSANDS)       AMOUNT     RATIO       AMOUNT     RATIO       AMOUNT     RATIO
                            --------   -------     --------   -------     --------   -------
Leverage                    $174,424     6.13%     $142,184     5.00%      $32,240    1.13%
Tier I risk-based           $174,424     9.73%     $107,538     6.00%      $66,886    3.73%
Tier II risk-based          $196,757    10.98%     $179,231    10.00%      $17,526    0.98%

CALIFORNIA THRIFT & LOAN

   Under capital guidelines enacted by FDICIA, CTL met the criteria for the "well capitalized" standard at March 31, 1997 as follows:

                                                    WELL CAPITALIZED
                                  ACTUAL               REQUIREMENT              EXCESS
                            ------------------    --------------------    ------------------
(DOLLARS IN THOUSANDS)       AMOUNT     RATIO       AMOUNT     RATIO       AMOUNT     RATIO
                            --------   -------     --------   -------     --------   -------
Leverage                    $17,711     8.23%      $10,760      5.00%      $6,951      3.23%
Tier I Risk-based           $17,711     9.04%      $11,760      6.00%      $5,951      3.04%
Tier II Risk-based          $19,790    10.10%      $19,600     10.00%      $  190      0.10%

ACCOUNTING PRONOUNCEMENTS
-------------------------

   Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 establishes standards for when transfers of financial assets, including those with continuing involvement by the transferor, should be considered a sale. SFAS No. 125 also establishes standards for when a liability should be considered extinguished. This statement is effective for transactions relating to the transfers of assets and extinguishment of liabilities occurring after December 31, 1996; however, based on SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" which was issued in December 1996, specific provisions of SFAS No. 125 have been delayed for a year. The financial statement impact of adopting this standard has not been material.

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The Company is required to adopt SFAS 128 during the fourth quarter of fiscal 1997 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted.

   SFAS 128 replaces current EPS reporting requirement and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (available to common shareholders) by the weighted average number common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

   If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $0.80 and $0.57 for the quarters ended March 31, 1997 and 1996, respectively. Diluted EPS under SFAS 128 would not differ materially from primary EPS currently reported for the periods.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------
         None

Item 2.  Changes in Securities
         ---------------------
         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------
         None

Item 5.  Other Information
         -----------------

         On May 8, 1997, the Company signed a definitive agreement to acquire America First Eureka Holdings, Inc. ("AFEH") and its wholly owned bank subsidiary, EurekaBank ("Eureka"). Under the terms of the definitive agreement, America First Financial Fund 1987-A Limited Partnership (Nasdaq:"AFFFZ"), the shareholder of AFEH capital stock, will receive $300 million comprised of Bay View common stock valued at $210 million and cash of $90 million.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

  a.     Financial Data Schedule (Exhibit 27)

  b(i). The Registrant filed the following report on Form 8-K dated January 21, 1997 during the three months ended March 31, 1997:

         On January 21, 1997, the Registrant issued a press release announcing a definitive agreement to acquire EXXE Data Corporation, the parent corporation of Concord Growth Corporation. Additional information regarding the acquisition described in the press release was presented in the exhibits included in the Form 8-K.

  b(ii). The Registrant filed the following report on Form 8-K dated March
         4, 1997 during the three months ended March 31, 1997:

         The Board of Directors of the Registrant fixed May 22, 1997 as the date of the Annual Meeting of Stockholders.


                            SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            BAY VIEW CAPITAL CORPORATION
                            ----------------------------
                            Registrant


DATE: May 12, 1997          BY:  /s/   David A. Heaberlin
                                ---------------------------------------
                                David A. Heaberlin
                                Executive Vice President and Chief Financial
                                Officer (Duly Authorized Officer and Principal Financial Officer)