Form 10-K405/A
period 1996-12-31
BAY VIEW CAPITAL CORP
filed 1997-06-27
CIK 840387

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

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statement incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K [X]

     As of May 31, 1997, there were outstanding 12,971,160 shares of the registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of January 31, 1997, was $341,382,000. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant)

                      DOCUMENTS INCORPORATED BY REFERENCE
 Part III of Form 10-K - Portions of Proxy Statement for 1997 Annual Meeting of
                                 Stockholders.

================================================================================

         The purpose of this amendment on Form 10-K/A to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "Form 10-K") of
Bay View Capital Corporation (the "Company") is to retroactively restate all share and per share amounts included in the Form 10-K to give effect for a 2 for 1 stock split in the form of a 100% stock dividend declared on April 14, 1997 to stockholders of record as of May 9, 1997 which was paid on June 2, 1997. The Company hereby amends the Form 10-K in its entirety and replaces it with the following:

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

     During the third quarter of 1996, federal legislation to recapitalize and fully fund the Savings Association Insurance Fund was signed into law. Customer deposits for BVFB are SAIF-insured, and as a result of the legislation BVFB was required to pay a one-time special assessment of $11.7 million pre-tax ($6.7 million after tax or $.485 per share). The legislation had no effect on CTL, as its deposits are insured under the Bank Insurance Fund.

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

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------------------------------------------------------------------------------

     The Company's common stock (symbol: BVFS) is traded on the NASDAQ National Market. At December 31, 1996, there were 13,349,270 shares of the Company's common stock outstanding, which were owned by 1,441 shareholders of record. The following is a summary of year-end values for 1996 and 1995.

                                             DECEMBER 31,         DECEMBER 31,
                                                 1996                 1995
                                             ------------         ------------
Stock price                                     $21 3/16             $14 1/4
Book value per share                            $14.98               $14.64
Price/book ratio                                   141%                  97%
Tangible book value per share                   $14.22               $14.23
Price/tangible book ratio                          149%                 100%
Earnings (loss) per share                       $ 0.79               $(0.32)
Earnings multiple                                 26.8                  N/A
Core earnings per share (note 1)                $ 1.27               $ 0.45
Core earnings multiple                            16.6                 31.3
Tangible cash earnings per share (note 2)       $ 1.46               $ 0.66
Tangible cash earnings multiple                   14.5                 21.6

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

     The following is a summary of selected quarterly financial data, stock price activity and dividends declared for 1996 and 1995:

                                                 YEAR ENDED DECEMBER 31, 1996
                                       -----------------------------------------------
(DOLLARS IN THOUSANDS                    FIRST        SECOND       THIRD      FOURTH
EXCEPT PER SHARE AMOUNTS)               QUARTER      QUARTER      QUARTER     QUARTER
                                       ---------    ---------    ---------   ---------
Core earnings (note 1)                  $ 3,993      $ 4,216      $ 4,648     $ 4,868
Per share data:
  Core earnings (note 1)                $  0.28      $  0.30      $  0.33     $  0.36
  Tangible cash earnings (note 2)       $  0.31      $  0.34      $  0.41     $  0.40

Stock price - high                      $16 9/16     $17 3/4      $19 5/8     $21 3/4
Stock price - low                       $13 1/8      $15 1/8      $    16     $17 3/8
Dividends                               $ 0.075      $ 0.075      $ 0.075     $  0.08

                                                      YEAR ENDED DECEMBER 31, 1995
                                            -----------------------------------------------
(DOLLARS IN THOUSANDS                         FIRST        SECOND       THIRD      FOURTH
EXCEPT PER SHARE AMOUNTS)                    QUARTER      QUARTER      QUARTER     QUARTER
                                            ---------    ---------    ---------   ---------
Core earnings (loss) (note 1)                $ 2,443      $  (749)     $ 2,276     $ 2,676
Per share data:
  Core earnings (loss) (note 1)              $  0.17      $ (0.05)     $  0.15     $  0.18
  Tangible cash earnings (loss) (note 2)     $  0.20      $ (0.02)     $  0.18     $  0.29

Stock price - high                           $11 5/8      $13 15/16    $14 1/4     $14 7/8
Stock price - low                            $ 8 7/8      $11 1/8      $    12     $    13
Dividends                                    $ 0.075      $ 0.075      $ 0.075     $ 0.075

Note:

(1) Core earnings are calculated excluding the one-time SAIF recapitalization assessment of $6.7 million ($0.485 per share) for 1996 and excluding fourth quarter 1995 nonrecurring charges of $11.3 million ($0.775 per share).

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
---------------------------------------------------------------------------

                                                                        DECEMBER 31,
                                                -------------------------------------------------------------
                                                   1996         1995         1994         1993        1992
                                                ----------   ----------   ----------   ----------   ---------
SELECTED BALANCE SHEET INFORMATION

Total assets                                    $3,300,262   $3,004,496   $3,166,529   $2,663,542   $2,586,775
Investment securities                               29,006       47,963       32,841       11,399       23,231
Mortgage-backed securities                         577,613      731,378      921,680      718,696      457,215
Loans receivable                                 2,474,717    2,062,268    2,054,563    1,776,820    1,943,346
Customer deposits                                1,763,967    1,819,840    1,707,376    1,694,263    1,488,252
Borrowings                                       1,245,537      941,465    1,219,958      741,414      884,479
Stockholders' equity                               200,062      207,977      217,315      210,976      196,869

                                                                     YEAR ENDED DECEMBER 31,
                                                ---------------------------------------------------------------
                                                    1996         1995         1994         1993         1992
                                                -----------   ----------   ----------   ----------   ----------
SELECTED RESULTS OF OPERATIONS
INFORMATION

Interest income                                   $ 241,755    $ 216,463    $ 197,326    $ 191,526    $ 219,834
Interest expense                                   (160,773)    (160,547)    (130,401)    (121,850)    (148,295)
                                                  ---------    ---------    ---------    ---------    ---------
Net interest income                                  80,982       55,916       66,925       69,676       71,539
Provision for losses on loans                        (1,898)      (4,284)      (2,367)      (7,031)     (24,953)
Gain (loss) on loans and securities                  (1,453)      (2,510)      (1,081)       1,091          378
Other income                                         10,017        8,652        8,619        8,465        6,708
Equity in loss of real estate joint                       -            -            -            -       (1,275)
 ventures
Provision for losses on real estate                     103         (749)        (145)        (819)      (1,872)
SAIF recapitalization assessment                    (11,750)           -            -            -            -
Other expenses                                      (56,755)     (59,879)     (49,610)     (48,976)     (40,834)
                                                  ---------    ---------    ---------    ---------    ---------
Income (loss) before income tax expense              19,246       (2,854)      22,341       22,406        9,691
Income tax (expense) benefit                         (8,277)         708       (7,828)      (9,765)      (3,596)
Cumulative effect of accounting change                    -            -            -            -        4,197
Extraordinary items, net of tax                           -       (2,544)           -         (132)        (265)
                                                  ---------    ---------    ---------    ---------    ---------
Net income (loss)                                 $  10,969    $  (4,690)   $  14,513    $  12,509    $  10,027
                                                  =========    =========    =========    =========    =========

Primary earnings (loss) per share:
Income before cumulative effect of
 accounting change and extraordinary items        $    0.79    $   (0.14)   $    1.01    $    0.90    $    0.44

Net income (loss)                                 $    0.79    $   (0.32)   $    1.01    $    0.89    $    0.73
Dividends per share                               $   0.305    $    0.30    $    0.30    $    0.30    $    0.30



SELECTED OTHER INFORMATION

Net interest margin                                    2.57%        1.86%        2.34%        2.74%        2.84%
Ratio of general and administrative
  expenses to average assets                           1.84%        1.84%        1.59%        1.78%        1.51%
Efficiency ratio                                      64.79%       88.30%       62.60%       59.98%       49.95%
Return on average assets                               0.34%      (0.15)%        0.49%        0.47%        0.38%
Return on average equity                               5.39%      (2.11)%        6.79%        6.14%        5.10%
Dividend payout ratio                                 38.61%     (93.75)%       29.70%       33.71%       40.82%
Book value per share                              $   14.98    $   14.64    $   15.16    $   14.95    $   14.32
Tangible book value per share                     $   14.22    $   14.23    $   14.47    $   14.08    $   13.77
Average capital/average assets                         6.37%        7.17%        7.17%        7.61%        7.47%
Ratio of capital to total assets                       6.06%        6.92%        6.86%        7.92%        7.61%
Nonperforming assets                              $  24,310    $  38,811    $  50,577    $  72,365    $  69,301
   Ratio to total assets                               0.74%        1.29%        1.60%        2.72%        2.68%
Troubled debt restructures                        $     509    $  15,641    $  13,948    $  14,188    $  20,791
   Ratio to total assets                               0.02%        0.52%        0.44%        0.53%        0.80%

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

CAPITAL REDEPLOYMENT STRATEGIES

Stock Repurchase Program
------------------------

     The Company's outstanding shares of common stock at December 31, 1996 and 1995 were 13,349,270 shares and 14,203,180 shares, respectively. The decrease in the number of outstanding shares was primarily attributable to the repurchase of 990,000 shares in 1996 partially offset by the exercise of stock options. As a result of the stock repurchases, weighted average shares outstanding (including certain common stock equivalents) used for earnings per share calculations has decreased from 14,586,984 shares for 1995 to 13,899,838 shares for 1996, a decrease of approximately 4.9%. The Company's share repurchases during 1995 and 1996 completed its previously announced intention to repurchase 1,600,000 shares of common stock. These shares were repurchased at an average cost of $15.985.

     In January 1997, the Company approved a further repurchase program of $25 million to further redeploy its excess capital. This authorization should enable the Company to repurchase approximately 950,000 shares (based on most recent share price of $26.4375) bringing the aggregate repurchases to approximately 2.6 million shares or 17.5% of the 14.8 million shares outstanding when the initial share repurchase program was approved.

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

     The Company estimates that the first full year EPS enhancement from this transaction will approximate $.07 per share or $.025 (50%+) more than the estimated $.045 per share benefit that which would be achieved from utilizing the $19.8 million to repurchase shares of the Company's common stock. The closing payment of $19.8 million constitutes approximately 9.4 times the estimated initial year net income for CGC. Cash basis EPS enhancement from this transaction, which excludes the amortization of goodwill arising from the transaction, is estimated at $.15 for the first full year of operations or more than 300% better than that which would be achieved by utilizing the $19.8 million to repurchase the Company shares. When measured against the first full year cash basis EPS, the closing payment of $19.8 million represents approximately 6.2 times the initial year earnings estimate for CGC. The Company expects, for the twelve months following the completion of the CGC acquisition, that consumer and commercial finance activities will contribute approximately 20% of the Company's consolidated profits.

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

                             RESULTS OF OPERATIONS

     The Company reported consolidated net income of $11.0 million or $0.79 per share for the year ended December 31, 1996 (including CTL effective June 1,
1996) as compared to a consolidated net loss of $4.7 million or $0.32 per share for the year ended December 31, 1995 and consolidated net income of $14.5 million or $1.01 per share for the year ended December 31, 1994. Operating results for 1996 included a one-time charge of $6.7 million or $0.485 per share ($11.7 million pre-tax) relating to a special assessment to recapitalize the Savings Association Insurance Fund. Operating results for 1995 included certain nonrecurring charges of $11.3 million after tax ($18.0 million pre-tax) related to performance impediments which were eliminated to improve the Company's future profitability and enhance shareholder value. Excluding the impact of the SAIF recapitalization assessment in 1996 and the nonrecurring charges in 1995, the increase in earnings for 1996 over 1995 was primarily due to an improvement in net interest margin and lower general and administrative expenses as discussed further elsewhere herein.

SPECIAL MENTION ITEMS
---------------------

     Net income for the year ended December 31, 1996 contained certain items which deserve special mention. The impact of these items on full year 1996 earnings was a net decrease of $52,000 or $0.005 per share.

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

Second Quarter 1996 (pretax)
-------------------

The net impact of the following items on second quarter 1996 results was a net decrease of approximately $89,000 after tax or $0.005 per share.

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

Third Quarter 1996 (pretax)
------------------

The net impact of the following items on third quarter 1996 results was a net decrease of $72,000 after tax or $0.005 per share.

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
                                   =======     =====        =======    =====         =======     =====

SAIF RECAPITALIZATION ASSESSMENT

     Federal legislation to recapitalize and fully fund the Savings Association Insurance Fund was signed into law on September 30, 1996. Customer deposits for BVFB are SAIF-insured, and as a result of the legislation, BVFB was required to pay a one-time special assessment of $11.7 million pre-tax ($6.7 million after tax or $0.485 per share). The legislation had no effect on CTL, as its deposits are insured under the Bank Insurance Fund.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                            DECEMBER 31,
                                                                                    ----------------------------
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                                         1996           1995
                                                                                    ----------------------------
ASSETS
Cash and cash equivalents:
  Cash and due from depository institutions                                          $   22,608     $   24,144
  Interest-bearing deposits and short-term investments                                   84,220         18,616
                                                                                     ----------     ----------
                                                                                        106,828         42,760
Loans held for sale                                                                     294,949              -
Securities available-for-sale:
  Investment securities                                                                  13,802          8,035
  Mortgage-backed securities                                                             83,154        149,778
Securities held-to-maturity:
  Investment securities (fair value: 1996, $15,112; 1995, $39,969)                       15,204         39,928
  Mortgage-backed securities (fair value:  1996, $483,461; 1995, $575,321)              494,459        581,600
Loans receivable held for investment, net of
 allowance for losses; 1996 - $29,013; 1995 - $30,014                                 2,179,768      2,062,268
Investment in stock of FHLBSF                                                            51,891         39,450
Real estate owned                                                                         7,387         24,476
Premises and equipment, net                                                               6,905         16,184
Intangibles                                                                              10,197          5,835
Other assets                                                                             35,718         34,182
                                                                                     ----------     ----------
Total Assets                                                                         $3,300,262     $3,004,496
                                                                                     ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposits                                                                    $1,763,967     $1,819,840
Advances from FHLBSF                                                                    977,750        766,790
Securities sold under agreements to repurchase                                          210,640        166,738
Senior Debentures                                                                        50,000              -
Other borrowings                                                                          7,147          7,937
Other liabilities                                                                        90,696         35,214
                                                                                     ----------     ----------
  Total liabilities                                                                   3,100,200      2,796,519
                                                                                     ----------     ----------
Commitments and contingencies (Note 19)
Stockholders' equity:
  Serial preferred stock; authorized, 7,000,000 shares;
   outstanding, none                                                                          -              -
  Common stock ($.01 par value); authorized, 20,000,000 shares;
   issued, 1996 - 15,005,384 shares and 1995 - 14,803,180 shares;
    outstanding, 1996 - 13,349,270 shares and 1995 - 14,203,180 shares                      150            148
  Additional paid-in capital                                                            100,436         97,484
  Retained earnings (substantially restricted)                                          131,324        124,487
  Treasury stock at cost, 1996 - 1,656,114 shares and 1995 - 600,000 shares             (26,497)        (8,436)
  Unrealized loss on securities available-for-sale, net of tax                             (713)          (683)
  Debt of Employee Stock Ownership Plan                                                  (4,638)        (5,023)
                                                                                     ----------     ----------
    Total stockholders' equity                                                          200,062        207,977
                                                                                     ----------     ----------
Total Liabilities and Stockholders' Equity                                           $3,300,262     $3,004,496
                                                                                     ==========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       YEARS ENDED DECEMBER 31,
                                                                --------------------------------------
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                    1996         1995          1994
                                                                --------------------------------------
Interest income:
  Interest on loans receivable                                   $192,443       $155,853       $131,783
  Interest on mortgage-backed securities                           42,081         54,236         61,111
  Interest and dividends on investments                             7,231          6,374          4,432
                                                                 --------       --------       --------
                                                                  241,755        216,463        197,326
Interest expense:
  Interest on customer deposits                                   100,225         93,398         66,424
  Interest on Senior Debentures                                     2,623              -              -
  Interest on borrowings                                           57,925         67,149         63,977
                                                                 --------       --------       --------
                                                                  160,773        160,547        130,401

Net interest income                                                80,982         55,916         66,925
Provision for losses on loans                                       1,898          4,284          2,367
                                                                 --------       --------       --------
    Net interest income after provision for loan losses            79,084         51,632         64,558

Noninterest income:
  Loan fees and charges                                             4,930          3,691          4,537
  Loss on loans and securities                                     (1,453)        (2,510)        (1,081)
  Rental income from premises                                         534            781            809
  Other, net                                                        4,553          4,180          3,273
                                                                 --------       --------       --------
                                                                    8,564          6,142          7,538
Noninterest expense:
  General and administrative:
    Compensation and employee benefits                             27,956         25,148         25,268
    Office occupancy and equipment                                  9,865          8,658          8,436
    Write-down of corporate office complex                            500          7,100              -
    Deposit insurance premiums and regulatory fees                  4,911          4,473          4,813
    Data processing service bureau                                  4,243          1,683          1,701
    Other, net                                                     11,480          9,954          7,069
                                                                 --------       --------       --------
                                                                   58,955         57,016         47,287
  SAIF recapitalization assessment                                 11,750              -              -
  Real estate owned operations, net                                (4,806)        (1,081)           (95)
  Provision for (recovery of) losses on real estate                  (103)           749            145
  Amortization and write-down of intangible assets                  2,606          3,944          2,418
                                                                 --------       --------       --------
                                                                   68,402         60,628         49,755
Income (loss) before income tax expense (benefit)
 and extraordinary item                                            19,246         (2,854)        22,341
Income tax expense (benefit)                                        8,277           (708)         7,828
                                                                 --------       --------       --------
    Income (loss) before extraordinary item                        10,969         (2,146)        14,513
Extraordinary item, net of tax                                          -         (2,544)             -
    Net income (loss)                                            $ 10,969       $ (4,690)      $ 14,513
                                                                 ========       ========       ========

Primary earnings per share:
  Income (loss) before extraordinary item                        $   0.79       $  (0.15)      $   1.01
  Extraordinary item                                                    -          (0.17)             -
                                                                 --------       --------       --------
    Net income (loss) per share                                  $   0.79       $  (0.32)      $   1.01
                                                                 ========       ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                               ADDITIONAL
                                                      NUMBER OF      COMMON      PAID-IN      RETAINED       TREASURY
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)        SHARES         STOCK      CAPITAL      EARNINGS*        STOCK
                                                      ---------      -------   ---------      ---------      ---------
Balance at December 31, 1993                          14,109         $141       $ 90,655       $123,394       $      -
Exercise of stock options                                226            2          1,904
Cash dividends declared ($0.30 per share)                                                        (4,283)
Unrealized loss, net of tax
Repayment of debt
Net income                                                                                       14,513
                                                      ------          ---       --------       --------       --------
Balance at December 31, 1994                          14,335          143         92,559        133,624              -

Repurchase of common stock                                                                                      (8,577)
Exercise of stock options, including tax benefits        468            5          4,925            (53)           141
Cash dividends declared ($0.30 per share)                                                        (4,394)
Unrealized gain, net of tax
Repayment of debt
Net loss                                                                                         (4,690)
                                                      ------          ---       --------       --------       --------
Balance at December 31, 1995                          14,803          148         97,484        124,487         (8,436)

Repurchase of common stock                                                                                     (16,971)
Repurchase of common stock for retirement plan                                     1,090                        (1,090)
Exercise of stock options                                202            2          1,862
Cash dividends declared ($0.305 per share)                                                       (4,132)
Unrealized loss, net of tax
Repayment of debt
Net income                                                                                       10,969
                                                      ------         ----       --------       --------       --------
Balance at December 31, 1996                          15,005         $150       $100,436       $131,324       $(26,497)
                                                      ======         ====       ========       ========       ========

                                                          UNREALIZED            DEBT OF
                                                         GAIN (LOSS)            EMPLOYEE
                                                        ON SECURITIES            STOCK            TOTAL
                                                      AVAILABLE-FOR-SALE       OWNERSHIP      STOCKHOLDERS'
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)          (NET OF TAX)            PLAN            EQUITY
                                                      ------------------       ----------     -------------
Balance at December 31, 1993                           $ 2,488                  (5,702)        $210,976
Exercise of stock options                                                                         1,906
Cash dividends declared ($0.30 per share)                                                        (4,283)
Unrealized loss, net of tax                             (6,122)                                  (6,122)
Repayment of debt                                                                  325              325
Net income                                                                                       14,513
                                                       -------                  ------         --------
Balance at December 31, 1994                            (3,634)                 (5,377)         217,315

Repurchase of common stock                                                                       (8,577)
Exercise of stock options, including tax benefits                                                 5,018
Cash dividends declared ($0.30 per share)                                                        (4,394)
Unrealized gain, net of tax                              2,951                                    2,951
Repayment of debt                                                                  354              354
Net loss                                                                                         (4,690)
                                                       -------                  ------         --------
Balance at December 31, 1995                              (683)                 (5,023)         207,977

Repurchase of common stock                                                                      (16,971)
Repurchase of common stock for retirement plan                                                        -
Exercise of stock options                                                                         1,864
Cash dividends declared ($0.305 per share)                                                       (4,132)
Unrealized loss, net of tax                                (30)                                     (30)
Repayment of debt                                                                  385              385
Net income                                                                                       10,969
                                                       -------                  ------         --------
Balance at December 31, 1996                           $  (713)                 (4,638)        $200,062
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

Earnings (Loss) Per Share

     Earnings per share for 1996 and 1994 were calculated using weighted average number of common shares outstanding including common stock equivalents (primarily outstanding stock options). Loss per share for 1995 was calculated using the weighted average number of common shares outstanding. The average number of shares outstanding (including common stock equivalents) for 1996 and 1994 were 13,899,838 and 14,361,760 shares, respectively. The average number of shares outstanding for 1995 was 14,586,984. The Company's fully diluted earnings per share does not differ materially from its primary earnings per share, therefore, it has not been separately reported.

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

                                                                         YEAR ENDED DECEMBER 31,
                                                                     ----------------------------
(DOLLARS IN THOUSANDS)                                                   1996           1995
                                                                     ------------   -------------
Interest income                                                       $265,298       $267,444
Interest expense                                                       171,121        187,933
                                                                      --------       --------
    Net interest income                                                 94,177         79,511
Provision for loan losses                                                4,981          9,432
                                                                      --------       --------
    Net interest income after provision for loan losses                 89,196         70,079
Noninterest income                                                      10,433          9,365
Noninterest expense                                                     77,386         81,685
                                                                      --------       --------
    Income (loss) before income taxes and extraordinary item            22,243         (2,241)
Income tax provision (benefit)                                           9,694           (140)
Extraordinary item, net of tax                                               -         (2,544)
                                                                      --------       --------
    Net income (loss)                                                 $ 12,549       $ (4,645)
                                                                      ========       ========

Per share data:

Income (loss) before extraordinary item                               $   0.90       $  (0.14)
                                                                      ========       ========
Net income (loss)                                                     $   0.90       $  (0.32)
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


NOTE 14.  STOCKHOLDERS' EQUITY AND REGULATORY CAPITAL REQUIREMENTS

     Federal legislation to recapitalize and fully fund the Savings Association Insurance Fund ("SAIF") was signed into law on September 30, 1996. Customer deposits for BVFB are SAIF-insured, and as a result of the legislation BVFB was required to pay a one-time special assessment of $11.7 million pre-tax ($6.7 million after tax or $.485 per share). The legislation had no effect on CTL, as its deposits are insured under the Bank Insurance Fund.

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

NOTE 15.  STOCK REPURCHASE PROGRAM

     During 1995, the Company's Board of Directors authorized a stock repurchase program enabling the Company to purchase up to 1,200,000 shares of the Company's common stock which was subsequently increased in 1996 to a total of 1,600,000 shares authorized for repurchase. As of December 31, 1996, the Company had completed its previously announced stock buy back of 1,600,000 shares (610,000 shares in 1995 and 990,000 in 1996) which were repurchased at an average cost of $15.985.

     On January 22, 1997, the Company announced that its Board of Directors has authorized the repurchase of an additional $25 million of shares of the Company's common stock.

NOTE 16.  STOCK OPTIONS

     The Company has adopted the "Amended and Restated 1986 Stock Option and Incentive Plan" and the "1995 Stock Option and Incentive Plan" which authorize the issuance of up to 1,759,430 and 1,000,000 shares of common stock, respectively. The Company has also adopted a Non-Employee Director Stock Option Plan which authorizes the issuance of up to 550,000 additional shares of common stock. The stock option plans were approved by the Company's stockholders.



                                                                                 NON-EMPLOYEE
                                               1986 STOCK       1995 STOCK        DIRECTOR
                                              OPTION PLAN      OPTION PLAN       OPTION PLAN      TOTAL
                                           ---------------    -------------    --------------  -----------
Shares reserved for issuance                   1,759,430         1,000,000          550,000     3,309,430
Granted                                       (2,048,816)         (602,000)        (456,000)   (3,106,816)
Canceled                                         290,074            20,000           20,000       330,074
Expired                                             (688)                -                -          (688)
                                           ---------------    -------------    --------------  -----------
Total available for grant                              0           418,000          114,000       532,000
                                           ===============    =============    ==============  ===========

     At December 31, 1996, the Company had outstanding non-qualified options for all three plans with expiration dates from 1997 to 2006, as follows:

                                        NUMBER OF      EXERCISE PRICE   AVERAGE PRICE
                                      OPTION SHARES        RANGE          PER SHARE
                                   -----------------  ---------------  --------------
Outstanding at December 31, 1993          1,232,592      $ 6.97-11.87          $ 8.94
Granted                                      52,000       10.75-11.94           10.84
Exercised                                  (225,422)       6.97- 9.81            8.47
                                   -----------------  ---------------  --------------
Outstanding at December 31, 1994          1,059,170        6.97-11.94            9.14
Granted                                     434,000        9.37-13.31           12.28
Exercised                                  (477,232)       6.97-11.06            9.00
Canceled                                    (38,844)       8.75-12.50           11.46
                                   -----------------  ---------------  --------------
Outstanding at December 31, 1995            977,094        6.97-13.31           10.51
Granted                                     424,000       13.47-18.87           16.01
Exercised                                  (202,204)       6.97-12.50            9.20
Canceled                                    (44,000)      12.50-12.81           12.78
                                   -----------------  ---------------  --------------
Outstanding at December 31, 1996          1,154,890      $ 7.28-18.87          $12.67
                                   =================  ===============  ==============
Options exercisable
 at December 31, 1996                       756,890      $ 7.28-18.87          $11.19
                                   =================  ===============  ==============

Statement of Financial Accounting  Standard (SFAS) No. 123 Pro Forma Disclosure

     The Company accounts for its stock option grants in accordance with APB Opinion No. 25 "Accounting for Stock Issued to Employees". Had compensation cost been recorded based on SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
(DOLLARS IN THOUSANDS EXCEPT PER SHARE  AMOUNTS)                 1996         1995
                                                              -----------  ----------
Net income (loss):
  Actual                                                       $10,969      $(4,690)
  Pro forma                                                    $10,255      $(5,239)
Primary net income (loss) per share:
  Actual                                                       $  0.79      $ (0.32)
  Pro forma                                                    $  0.73      $ (0.35)

     The fair value of options granted was estimated as of the date of grant based on the Black-Scholes option pricing model given the following weighted-average assumptions.

                                 YEAR ENDED DECEMBER 31,
                               ---------------------------
                                   1996            1995
                               -------------  ------------
Dividend yield                   2.0%                2.50%
Volatility                        .30                 .30
Risk-free interest               5.21%               7.78%
Expected term (years)            4.84                4.84

     The following table summarizes information about stock options outstanding at December 31, 1996:

                                                 OUTSTANDING                                        EXERCISABLE
                      --------------------------------------------------------------  --------------------------------------
                             NUMBER             WEIGHTED                                    NUMBER
                         OUTSTANDING AT          AVERAGE              WEIGHTED          EXERCISABLE AT          WEIGHTED
RANGE OF                  DECEMBER 31,        REMAINING LIFE           AVERAGE            DECEMBER 31,           AVERAGE
EXERCISE PRICES              1996              (IN YEARS)           EXERCISE PRICE           1996            EXERCISE PRICE
-----------------     ------------------  --------------------  --------------------  ----------------  --------------------
$  7.28 - 10.75               414,890             4.83                   $ 9.34             414,890               $ 9.34
$ 11.87 - 15.62               552,000             8.81                   $13.70             282,000               $12.77
$ 16.56 - 18.87               188,000             9.47                   $16.97              60,000               $16.56
                      ------------------                                              ----------------
                            1,154,890                                                       756,890
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

     Effective December 31, 1995, the Company modified its non-qualified defined benefit retirement plan for non-employee members of its Board of Directors and terminated its non-qualified supplemental retirement plan for executive officers (collectively, the "Plans"). As of December 31, 1996, the Company had a $1.1 million liability to certain non-employee members of its Board of Directors payable in 66,114 shares of the Company's common stock in satisfaction of the retirement plan liability. Such shares were repurchased in the market and are held in treasury and restricted as to issuance until paid out. The liability is included in additional paid in capital. As of December 31, 1996, the Company had a $2.0 million liability to certain retired Directors and executive officers (relating to the remaining benefits owed pursuant to the terminated supplemental retirement plan for executive officers).

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
                                                           ===========

     The Company has an ESOP covering all regular full-time and part-time employees who have completed one year of employment. The Company borrowed $6.0 million from a financial institution which it in turn lent to the ESOP to purchase shares of the Company's common stock in the open market. At December 31, 1996 and 1995, the ESOP held 314,190 and 353,178 shares, respectively, of the Company's common stock. The interest rate paid by the Company on the ESOP debt is based on 90% of the prime rate. Total interest expense incurred on the ESOP debt was $362,000, $407,000 and $352,000, respectively, for the years ended December 31, 1996, 1995 and 1994. The interest expense recorded by the Company was $289,000, $254,000, and $199,000, for the years ended December 31, 1996,
1995 and 1994, respectively. The Company makes periodic contributions to the ESOP primarily to enable the ESOP to pay interest expense and administrative costs not covered by cash dividends received by the ESOP on its shares of the Company's common stock. Contributions from the Company to the ESOP on a cash basis totaled $674,000 for 1996, $609,000 for 1995, and $508,000 for 1994.

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
                                                     ========    ========     =======

NOTE 22.  SELECTED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                        YEAR ENDED DECEMBER 31, 1996 (1)
                                         ------------------------------------------------------
(DOLLARS IN THOUSANDS                       FIRST      SECOND            THIRD         FOURTH
EXCEPT PER SHARE AMOUNTS)                  QUARTER    QUARTER           QUARTER (2)   QUARTER
                                         ------------------------------------------------------
Interest income                             $53,409    $57,094          $66,028        $65,224
Net interest income                          16,214     18,837           22,878         23,053
Provision for losses on loans                   600        498              400            400
Net income (loss)                             3,993      4,216           (2,108)         4,868

Primary earnings per share:
  Net income (loss)                            0.28       0.30            (0.15)          0.36

                                                        YEAR ENDED DECEMBER 31, 1995
                                         ------------------------------------------------------
(DOLLARS IN THOUSANDS                       FIRST      SECOND            THIRD         FOURTH
EXCEPT PER SHARE AMOUNTS)                  QUARTER    QUARTER           QUARTER       QUARTER
                                         ------------------------------------------------------
Interest income                             $53,480    $54,266          $54,481        $54,236
Net interest income                          14,429     13,567           13,746         14,174
Provision for losses on loans                   900        900              900          1,584
Income (loss) before extraordinary item       2,443       (749)           2,276         (6,116)
Extraordinary item, net of tax                    -          -                -         (2,544)
Net income (loss)                             2,443       (749)           2,276         (8,660)

Primary earnings per share
  Income (loss) before extraordinary
   item                                        0.17      (0.05)            0.15          (0.41)
  Net income (loss)                            0.17      (0.05)            0.15          (0.59)

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

     On April 14, 1997, the Company declared a 2 for 1 stock split in the form of a 100% stock dividend to stockholders of record as of the close of business on May 9, 1997 which was paid on June 2, 1997. All share and per share amounts have been restated to reflect this stock split.

     On May 8, 1997, the Company signed a definitive agreement to acquire America First Eureka Holdings, Inc. ("AFEH") and its wholly owned bank subsidiary, EurekaBank ("Eureka"). Under the terms of the definitive agreement, America First Financial Fund 1987-A Limited Partnership (Nasdaq: "AFFFZ"), the shareholder of AFEH capital stock, will receive approximately $300 million comprised of Bay View Common stock valued at $210 million (subject to possible adjustment) and cash of $90 million. The acquisition of AFEH/Eureka will be accounted for as a purchase and is expected to be completed on or about December 31, 1997 or January 1, 1998. The purchase price is currently estimated to exceed the fair value of the net assets acquired by approximately $112 million, which Bay View anticipates amortizing over a 15 year period.

     On May 22, 1997, shareholders approved an amendment to the Company's restated Certificate of Incorporation to increase the authorized shares of common stock to 60,000,000.

                                             BAY VIEW CAPITAL CORPORATION
                              SUPPLEMENTAL CONSOLIDATING SCHEDULE OF FINANCIAL CONDITION
-------------------------------------------------------------------------------------------------------------------------
                                                                           DECEMBER 31, 1996
                                              ---------------------------------------------------------------------------
                                                                              PARENT CO
(DOLLARS IN THOUSANDS)                            BVFB            CTL       & OTHER SUBS(1)    ELIMINATIONS    CONSOLIDATED
                                              ------------      ---------   -------------    ------------    ------------
ASSETS
Cash and cash equivalents                       $  106,623       $    605        $  1,480       $  (1,880)     $  106,828
Loans held for sale                                  1,213        293,736               -               -         294,949
Securities available-for-sale:
   Investment securities                                 -         12,792           1,010               -          13,802
   Mortgage-backed securities                       83,154              -               -               -          83,154
Securities held-to-maturity:
   Investment securities                            15,004              -             200               -          15,204
   Mortgage-backed securities                      494,459              -               -               -         494,459
Loans receivable held for investment, net        2,038,904        140,864               -               -       2,179,768
Investment in stock of the FHLBSF                   49,571          2,320               -               -          51,891
Real estate owned                                    4,896          2,491               -               -           7,387
Premises and equipment, net                          5,897          1,008               -               -           6,905
Investment in subsidiaries/due from
  affiliates                                       163,183              -         246,420        (409,603)              -
Intangibles                                          3,810          6,387               -               -          10,197
Other assets                                        29,179          3,891           3,353            (705)         35,718
                                                ----------       --------        --------       ---------      ----------
       Total Assets                             $2,995,893       $464,094        $252,463       $(412,188)     $3,300,262
                                                ==========       ========        ========       =========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposits                               $1,579,817       $185,894        $      -       $  (1,744)     $1,763,967
Advances from the FHLBSF                           977,750              -               -               -         977,750
Securities sold under agreements to
 repurchase                                        210,640              -               -               -         210,640
Senior Debentures                                        -              -          50,000               -          50,000
Other borrowings                                    30,871        163,220               -        (186,944)          7,147
Other liabilities                                   25,968         65,132           1,553          (1,957)         90,696
                                                ----------       --------        --------       ---------      ----------
       Total Liabilities                         2,825,046        414,246          51,553        (190,645)      3,100,200
Stockholders' equity:
   Common stock                                          -          4,000             150          (4,000)            150
   Additional paid-in capital                       74,187         42,819         101,446        (118,016)        100,436
   Retained earnings (substantially
    restricted)                                    102,011          3,029         125,811         (99,527)        131,324
   Treasury stock at cost                                -              -         (26,497)              -         (26,497)
   Unrealized loss on securities
    available-for-sale (net of tax)                   (713)             -               -               -            (713)
   Debt of Employee Stock Ownership Plan            (4,638)             -               -               -          (4,638)
                                                ----------       --------        --------       ---------      ----------
      Total Stockholders' Equity                   170,847         49,848         200,910        (221,543)        200,062
                                                ----------       --------        --------       ---------      ----------
          Total Liabilities and
           Stockholders' Equity                 $2,995,893       $464,094        $252,463       $(412,188)     $3,300,262
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



/s/ Deloitte & Touche LLP

San Francisco, California
January 24, 1997
(June 2, 1997 as to paragraphs
  3, 4, and 5 of Note 24)

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

      9           Voting trust agreement                                                None

     10           Material contracts:
                  Supplemental Executive Retirement Plan                                10a
                  Senior Management Incentive Plan                                      10b
                  Senior Management Long-Term Incentive Plan                            10c
                  1986 Stock Option and Incentive Plan                                  10d
                  Amended and Restated 1989 Non-Employee Director Stock Option
                  Plan                                                                  10e
                  Employment Contracts with Edward H. Sondker                           10f
                  Employment Contracts with Robert J. Flax                              10g
                  Employment Contracts with David A. Heaberlin                          10h
                  Employment Contracts with John N. Buckley                             10i
                  Employment Contracts with Cynthia L. Hart                             10j
                  Amended Outside Directors' Retirement Plan                            10k
                  Stock in Lieu of Cash Compensation Plan for Non-Employee
                  Directors                                                             10l
                  Deferred Compensation Plan                                            10m
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

     21           Subsidiaries of the registrant                                        21a

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

     99           Additional Exhibits                                                   None


(References to Prior Filings)

3a Filed as exhibit 4(a) to the Registrant's Registration Statement on Form S-3 filed June 20, 1997 (File No. 333-29757)
3b Filed as exhibit I to the Registrant's Current Report on Form 8-K filed January 10, 1994 (File No. 0-17901)
4a Filed as exhibit 4.3 to the Registrant's Registration Statement on Form S-8 filed July 26, 1991 (File No. 33-41924)
4b Filed as exhibit I to the Registrant's Registration Statement on Form 8 filed March 9, 1993 (the second amendment to a Form 8-A filed August 6,
       1990)(File no. 0-17901)
4c Filed as exhibit 3 to the Registrant's Registration Statement on Form 8 filed March 9, 1993 (the second amendment to a Form 8-A filed August 6,
       1990)(File no. 0-17901)
4d Filed as exhibit 2 to the Registrant's Registration Statement on Form 8 filed March 9, 1993 (the second amendment to a Form 8-A filed August 6,
       1990)(File no. 0-17901)
10a-c Filed as exhibits 10.6 to 10.8 respectively, to the Registrant's Annual Report on Form 10-K filed March 30, 1993 for the year ended December 31, 1992 (File No. 0-17901)
10d Filed as exhibit 4 to the Registrant's Registration Statement on Form S-8 filed August 11, 1995 (File No. 33-95724)
10e Filed as exhibit 4.4 to the Registrant's Registration Statement on Form S-8 filed July 26, 1991 (File No. 33-41924)
10f-j Filed as exhibits 10.1 to 10.5 respectively, to the Registrant's Annual Report on Form 10-K filed February 18, 1997 for the year ended December 31, 1996 (File No. 0-17901).
10k Filed as exhibit 10.6 to the Registrant's Annual Report on Form 10-K filed February 18, 1997 for the year ended December 31, 1996 (File No. 0-17901).
10l Filed as exhibit 10.7 to the Registrant's Annual Report on Form 10-K filed February 18, 1997 for the year ended December 31, 1996 (File No. 0-17901).
10m Filed as exhibit 10.8 to the Registrant's Annual Report on Form 10-K filed February 18, 1997 for the year ended December 31, 1996 (File No. 0-17901).
21a Filed as exhibit 21 to the Registrant's Annual Report on Form 10-K filed February 18, 1997 for the year ended December 31, 1996 (File No. 0-17901).


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



DATE: June 27, 1997                    BAY VIEW CAPITAL CORPORATION


                                       By: /s/ David A. Heaberlin
                                       ----------------------------
                                       David A. Heaberlin
                                       Executive Vice President and
                                       Chief Financial Officer