Form 10-Q/A
period 1997-03-31
BAY VIEW CAPITAL CORP
filed 1997-06-27
CIK 840387

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

  Common Stock, Par Value $.01                 Outstanding at May 31, 1997
        (Title of Class)                             12,971,160 shares

         The purpose of this amendment on Form 10-Q/A to the quarterly report on Form 10-Q for the quarter ended March 31, 1997 (the "Form 10-Q") of Bay View Capital Corporation (the "Company") is to retroactively restate all share and per share amounts included in the Form 10-Q to give effect for a 2 for 1 stock split in the form of a 100% stock dividend declared on April 14, 1997 to stockholders of record as of May 9, 1997 which was paid on June 2, 1997. The Company hereby amends the Form 10-Q in its entirety and replaces it with the following:
                                   FORM 10-Q
                                     INDEX


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

     Other Information ..................................................... 35

     Signatures ............................................................ 35

                         PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (UNAUDITED)

                                                                               MARCH 31,     DECEMBER 31,
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                                   1997           1996
                                                                               ----------    ------------

ASSETS
Cash and cash equivalents:
  Cash and due from depository institutions                                    $   18,840      $   22,608
  Interest-bearing deposits and short-term investments                             29,459          84,220
                                                                               ----------      ----------
                                                                                   48,299         106,828
Loans held for sale                                                                79,184         294,949
Securities available for sale:
  Investment securities                                                             9,497          13,802
  Mortgage-backed securities                                                       79,959          83,154
Securities held to maturity:
  Investment securities (fair value: 1997 - $14,918; 1996 - $15,112)               15,004          15,204
  Mortgage-backed securities (fair value: 1997 - $466,988; 1996 - $483,461)       478,231         494,459
Loans receivable held for investment, net of
 allowance for losses; 1997 - $27,906; 1996 - $ 29,013                          2,213,093       2,179,768
Investment in stock of FHLBSF                                                      52,727          51,891
Real estate owned                                                                   8,895           7,387
Premises and equipment, net                                                         7,547           6,905
Intangibles                                                                         9,520          10,197
Other assets                                                                       42,654          35,718
                                                                               ----------      ----------
Total Assets                                                                   $3,044,610      $3,300,262
                                                                               ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposits                                                              $1,655,840      $1,763,967
Advances from FHLBSF                                                              890,762         977,750
Securities sold under agreements to repurchase                                    198,556         210,640
Senior Debentures                                                                  50,000          50,000
Other borrowings                                                                   17,122           7,147
Other liabilities                                                                  40,196          90,696
                                                                               ----------      ----------
  Total liabilities                                                             2,852,476       3,100,200
                                                                               ----------      ----------
Stockholders' equity:
  Serial preferred stock; authorized, 7,000,000 shares;
   outstanding, none                                                                    -               -
  Common stock ($.01 par value); authorized, 20,000,000 shares;
   issued, 1997 - 15,082,274 shares and 1996 - 15,005,384 shares;
    outstanding, 1997 - 12,970,160 shares and 1996 - 13,349,270 shares                151             150
  Additional paid-in capital                                                      101,204         100,436
  Retained earnings (substantially restricted)                                    135,545         131,324
  Treasury stock at cost, 1997 - 2,112,114 shares and 1996 -
   1,656,114 shares                                                               (38,847)        (26,497)
  Unrealized loss on securities available for sale, net of tax                     (1,702)           (713)

  Debt of Employee Stock Ownership Plan                                            (4,217)         (4,638)
                                                                               ----------      ----------
    Total stockholders' equity                                                    192,134         200,062
                                                                               ----------      ----------
Total Liabilities and Stockholders' Equity                                     $3,044,610      $3,300,262
                                                                               ==========      ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                                -------------------
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                                  1997        1996
                                                                                -------     -------
Interest income:
  Interest on loans receivable                                                  $46,664     $40,387
  Interest on mortgage-backed securities                                          9,231      11,370
  Interest and dividends on investments                                           2,261       1,652
                                                                                -------     -------
                                                                                 58,156      53,409
Interest expense:
  Interest on customer deposits                                                  19,594      23,258
  Interest on Senior Debentures                                                   1,114           -
  Interest on borrowings                                                         16,393      13,937
                                                                                -------     -------
                                                                                 37,101      37,195

Net interest income                                                              21,055      16,214
Provision for losses on loans                                                       565         600
                                                                                -------     -------
    Net interest income after provision for loan losses                          20,490      15,614

Noninterest income:
  Loan fees and charges                                                           1,158         908
  Gain (loss) on sale of loans and securities                                       925        (262)
  Rental income from premises                                                         -         197
  Other, net                                                                      1,500         980
                                                                                -------     -------
                                                                                  3,583       1,823
Noninterest expense:
  General and administrative:
    Compensation and employee benefits                                            8,505       5,087
    Office occupancy and equipment                                                2,182       1,800
    Deposit insurance premiums and regulatory fees                                  391       1,311
    Data processing service bureau                                                  656         461
    Other, net                                                                    2,886       2,078
                                                                                -------     -------
                                                                                 14,620      10,737
  Real estate owned operations, net                                                 (22)       (888)
  Recovery of losses on real estate                                                (448)        (53)
  Amortization and write-down of intangible assets                                  677         726
                                                                                -------     -------
                                                                                 14,827      10,522

Income before income tax expense                                                  9,246       6,915
Income tax expense                                                                3,984       2,922
                                                                                -------     -------
    Net income                                                                  $ 5,262     $ 3,993
                                                                                =======     =======

    Primary earnings per share                                                  $  0.39     $  0.28
                                                                                =======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                         UNREALIZED       DEBT OF
                                                                                           LOSS           EMPLOYEE
                                                   ADDITIONAL                          ON SECURITIES       STOCK       TOTAL
(DOLLARS IN THOUSANDS EXCEPT    NUMBER OF  COMMON    PAID-IN   RETAINED    TREASURY  AVAILABLE FOR SALE  OWNERSHIP  STOCKHOLDERS'
 PER SHARE AMOUNTS)              SHARES    STOCK     CAPITAL   EARNINGS*     STOCK      (NET OF TAX)        PLAN       EQUITY
                                ---------  ------  ---------   ---------   --------  ------------------  ---------  -------------

Balance at January 1, 1997       15,005    $  150   $100,436    $131,324   $(26,497)     $  (713)         $(4,638)    $200,062
Repurchase of common stock                                                  (12,350)                                   (12,350)
Exercise of stock options            77         1        768                                                               769
Cash dividends declared
 ($0.08 per share)                                                (1,041)                                               (1,041)
Unrealized loss, net of tax                                                                 (989)                         (989)
Repayment of debt                                                                                             421          421
Net income                                                         5,262                                                 5,262
                                  -----    ------   --------    --------   --------      -------          -------     --------
Balance at March 31, 1997        15,082    $  151   $101,204    $135,545   $(38,847)     $(1,702)         $(4,217)    $192,134
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


NOTE 2 - EARNINGS PER SHARE

       The earnings per share computation for the three months ended March 31, 1997 and 1996 was determined by dividing net income by the weighted average number of common shares and common stock equivalents outstanding for the given period. Common stock equivalents consist principally of outstanding stock options. The average number of shares outstanding (including common stock equivalents) for the three months ended March 31, 1997 and 1996 were 13,552,000 shares and 14,174,000 shares, respectively. The Company's fully diluted earnings per share does not differ materially from its primary earnings per share and therefore it has not been separately reported.

       Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128) is effective for financial statements issued for periods ending after December 15, 1997. If SFAS 128 had been in effect during the current and prior year periods, basic earnings per share would have been $0.40 and $0.28 for the quarters ended March 31, 1997 and 1996, respectively. Diluted earnings per share under SFAS 128 would not differ materially from primary earnings per share currently reported for the periods.

       The Company declared a 2 for 1 stock split in the form of a 100% stock dividend on April 14, 1997 to stockholders of record as of the close of business on May 9, 1997 which was paid on June 2, 1997. All share and per share data, including stock option plan information, have been retroactively restated to give effect for this split.


NOTE 3 - STOCK OPTIONS

       The Company has three stock option plans: the "Amended and Restated 1986 Stock Option and Incentive Plan", the "1995 Stock Option and Incentive Plan" and the "Non-Employee Director Stock Option Plan", which authorize the issuance of up to 1,759,430 shares, 1,000,000 shares, and 550,000 shares of common stock, respectively. The following table summarizes the stock options available for grant as of March 31, 1997:

                                                                       NON-
                                                                     EMPLOYEE
                                      1986 STOCK     1995 STOCK      DIRECTOR
                                      OPTION PLAN    OPTION PLAN    OPTION PLAN      TOTAL
                                      -----------    -----------    -----------    ----------
Shares reserved for issuance            1,759,430      1,000,000       550,000      3,309,430
Granted                                (2,048,816)      (805,500)     (516,000)    (3,370,316)
Canceled                                  290,074         40,000        20,000        350,074
Expired                                      (688)             -             -           (688)
                                       ----------       --------      --------     ----------
Total available for grant                       -        234,500        54,000        288,500
                                      ===========       ========      ========     ==========

          At March 31, 1997, the Company had outstanding non-qualified options for all three plans with expiration dates from 1998 to 2007 as follows:

                                        NUMBER OF           PRICE        AVERAGE
                                      OPTION SHARES         RANGE         PRICE
                                      -------------    ---------------   -------
Outstanding at December 31, 1996       1,154,890       $ 7.28 - $18.87    $12.67
Granted                                  263,500       $25.50 - $28.44    $26.59
Exercised                                (76,890)      $ 7.28 - $12.50    $10.04
Canceled                                 (20,000)      $17.00 - $28.44    $22.72
                                      ----------       ---------------    ------
Outstanding at March 31, 1997          1,321,500       $ 7.88 - $28.44    $15.45
                                      ==========       ===============    ======

NOTE 4 - DIVIDEND DECLARATION

       The Company declared a quarterly cash dividend of $.08 per share on March 27 1997, payable to stockholders of record as of April 11, 1997. The dividend payable, totaling $1.0 million, was accrued as of March 31, 1997 and is reflected in the accompanying consolidated financial statements.

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

NOTE 6 - SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

                                             BAY VIEW CAPITAL CORPORATION
                              SUPPLEMENTAL CONSOLIDATING SCHEDULE OF FINANCIAL CONDITION
---------------------------------------------------------------------------------------------------------------------
                                                                         MARCH 31, 1997
                                                          -------------------------------------------------------------------------
                                                                                       PARENT CO
(DOLLARS IN THOUSANDS)                                       BVB           CTL       & OTHER SUBS (1)  ELIMINATIONS    CONSOLIDATED
                                                          ----------    ---------    ----------------  ------------    ------------
ASSETS
Cash and cash equivalents                                 $   44,501     $  4,689        $  3,567       $  (4,458)     $   48,299
Loans held for sale                                           19,336       59,848               -               -          79,184
Securities available for sale:
   Investment securities                                           -            -           9,497               -           9,497
   Mortgage-backed securities                                 79,959            -               -               -          79,959
Securities held to maturity:
   Investment securities                                      15,004            -               -               -          15,004
   Mortgage-backed securities                                478,231            -               -               -         478,231
Loans receivable held for investment, net                  2,072,326      140,767               -               -       2,213,093
Investment in stock of the FHLBSF                             50,375        2,352               -               -          52,727
Real estate owned                                              6,692        2,203               -               -           8,895
Premises and equipment, net                                    6,416        1,131               -               -           7,547
Investment in subsidiaries/due from affiliates                41,695            -         237,531        (279,226)              -
Intangibles                                                    3,382        6,138               -               -           9,520
Other assets                                                  25,846        4,217           4,824           7,767          42,654
                                                          ----------     --------        --------       ---------      ----------
       Total Assets                                       $2,843,763     $221,345        $255,419       $(275,917)     $3,044,610
                                                          ==========     ========        ========       =========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposits                                         $1,535,893     $124,405        $      -       $  (4,458)     $1,655,840
Advances from the FHLBSF                                     890,762            -               -               -         890,762
Securities sold under agreements to repurchase               198,556            -               -               -         198,556
Senior Debentures                                                  -            -          50,000               -          50,000
Other borrowings                                              18,782       53,069               -         (54,729)         17,122
Other liabilities                                             24,000       20,022           2,871          (6,697)         40,196
                                                          ----------     --------        --------       ---------      ----------
       Total Liabilities                                   2,667,993      197,496          52,871         (65,884)      2,852,476
Stockholders' equity:
   Common stock                                                    -        4,000             151          (4,000)            151
   Additional paid-in capital                                 74,187       19,330         111,714        (104,027)        101,204
   Retained earnings (substantially restricted)              107,505          519         135,449        (107,928)        135,545
   Treasury stock at cost                                          -            -         (38,847)              -         (38,847)
   Unrealized loss on securities available for sale
    (net of tax)                                              (1,705)           -          (1,702)          1,705          (1,702)
   Debt of Employee Stock Ownership Plan                      (4,217)           -          (4,217)          4,217          (4,217)
                                                          ----------     --------        --------       ---------      ----------
      Total Stockholders' Equity                             175,770       23,849         202,548        (210,033)        192,134
                                                          ----------     --------        --------       ---------      ----------
          Total Liabilities and Stockholders' Equity      $2,843,763     $221,345        $255,419       $(275,917)     $3,044,610
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

NET INCOME BY BUSINESS PLATFORM

Net income for the first quarter of 1997 by business platform was as follows:

                                                       THREE MONTHS ENDED
                                                         MARCH 31, 1997
                                                     ----------------------
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)                      EARNINGS
                                                     NET INCOME   PER SHARE
                                                     ----------   ---------

Banking/Depository Platform                              $4,678       $0.35
Consumer Finance Platform *                                 584        0.04
Commercial Finance Platform **                                -           -
                                                         ------       -----
BVCC - Consolidated                                      $5,262       $0.39
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

CAPITAL REDEPLOYMENT STRATEGIES

Stock Repurchase Program
------------------------

     The Company's outstanding shares of common stock at December 31, 1996 and 1995 were 13,349,270 shares and 14,203,180 shares, respectively. The Company's outstanding shares at March 31, 1997 decreased to 12,970,160 shares. The Company's share repurchases during 1995 and 1996 completed its previously announced intention to repurchase 1,600,000 shares of common stock. These shares were repurchased at an average cost of $15.98. During the first quarter of 1997, the Company repurchased a total of 456,000 shares of its common stock in the open market at an average cost of $27.08. The share repurchases in the first quarter of 1997 were part of a repurchase program of $25 million approved in January 1997.

     On May 7, 1997, the Company approved a repurchase program of $25 million to further redeploy its excess capital. This authorization, combined with the outstanding portion ($12 million of the $25 million authorized in January 1997), should enable Bay View to repurchase approximately 1,500,000 additional shares at current market prices. Following the completion of this repurchase authorization, Bay View will have repurchased approximately 3.6 million shares, or nearly 25% of the 14.8 million shares outstanding when the initial share repurchase program was announced.

     Weighted average shares outstanding (including common stock equivalents) used for earnings per share calculations were approximately 13,552,000 shares for the first quarter of 1997 as compared to 13,568,000 shares and 14,174,000 shares for the fourth quarter and first quarter of 1996, respectively. As a result of the stock repurchases during the first quarter of 1997, earnings per share is expected to be enhanced by approximately $0.025 per share on an annualized basis. Offsetting the impact of the stock repurchases during the quarter was an increase in outstanding shares due to options exercised and an increase in common stock equivalents calculated using the treasury stock method as a result of the higher common stock price (Bay View's common stock price per share increased from $21.188 at year-end 1996 to $25.50 at March 31, 1997).

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

     The BVCC common stock component of the purchase price will be computed utilizing a 20-day moving average of BVCC common stock price prior to closing. If the 20-day average stock price is above $26.00 or below $21.00, the exchange ratio will be fixed based on the $26.00 or $21.00 share price, as applicable. Eureka has the right to terminate this transaction if the stock price falls below $21.00. However, Bay View has the right to increase the purchase price for any shortfall below $21.00 and cause Eureka to complete the transaction. This transaction is subject to customary conditions (including mutual "lock-up" options) and will require regulatory and shareholder approvals. Both parties have completed their respective due diligence processes, and therefore, this transaction is not subject to any further due diligence.

     Bay View estimates that the 1998 accounting earnings per share dilution from this transaction will be approximately $0.185 per share and will be accretive by approximately $0.095 per share in 1999. Cash basis earnings per share enhancement from this transaction, which excludes charges tied to the market value of the Company's common stock and the amortization of goodwill arising from the transaction, is estimated at $0.07 for 1998 and $0.37 for 1999. If the 20-day average stock price is above $26.00, goodwill will increase by approximately $4 million for every half dollar the average stock price is above $26.00 and the related estimated impact of the goodwill amortization on earnings would be $270,000 or $0.01 per share for 1998 and 1999, respectively.

     In recognition of the low-cost funding platform which will be created, Bay View will immediately cease auto securitization activities. This will reduce Bay View's 1997 net income by an estimated $2.9 million ($0.22 per share). It is estimated that net income for the second quarter of 1997 will be reduced by an estimated $1.0 million ($0.075 per share).

     The Company also expects to record restructuring charges in 1997 associated with this transaction of approximately $5 million ($2.9 million after tax or $0.22 per share). These charges represent primarily severance, facilities, relocation and debt restructuring costs directly related to this transaction.

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

                             RESULTS OF OPERATIONS

     Consolidated net income for the three months ended March 31, 1997 was $5.3 million, or $0.39 per share. This compares with net income of $4.0 million, or $0.28 per share, for the first quarter of 1996. The improvement in the Company's earnings was primarily due to an expanding net interest margin attributable to lower cost of funds from its banking platform and also the impact of the acquisition of its consumer finance platform (which was completed in June 1996), including the sale and securitization of auto loans in January 1997.

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

o $350,000 write-off of core deposit intangibles and fixed assets due to a branch closure

o $260,000 loss resulting from the sale of approximately $24 million of mortgage-backed securities from the available for sale portfolio

TANGIBLE CASH EARNINGS

     Tangible cash earnings are based on earnings for each period and exclude charges tied to the market value of the Company's common stock related to management incentive plans and the Employee Stock Ownership Plan and charges associated with the amortization of intangibles. The following table shows the components of tangible cash earnings for the respective periods:

                                                                                           THREE MONTHS ENDED
                                                                                 ---------------------------------------
                                                                                  MARCH 31,     DECEMBER 31,   MARCH 31,
                                                                                    1997            1996          1996
                                                                                 ----------     ------------   ---------
(DOLLARS IN THOUSANDS)
Net income                                                                         $5,262          $4,868       $3,993
Adjustments:
  Amortization of intangibles                                                         496             496          417
  ESOP                                                                                 60              56           56
  Management incentive plans                                                          402               -            -
                                                                                 --------          ------       ------
Tangible cash earnings                                                             $6,220          $5,420       $4,466
                                                                                 ========          ======       ======
Tangible cash earnings per share                                                   $ 0.46          $ 0.40       $ 0.31
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

   If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $0.40 and $0.28 for the quarters ended March 31, 1997 and 1996, respectively. Diluted EPS under SFAS 128 would not differ materially from primary EPS currently reported for the periods.

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

                            BAY VIEW CAPITAL CORPORATION
                            ----------------------------
                            Registrant


DATE: June 27, 1997         BY:  /s/   David A. Heaberlin
                                ---------------------------------------
                                David A. Heaberlin
                                Executive Vice President and Chief Financial
                                Officer (Duly Authorized Officer and Principal Financial Officer)