Form 10-Q
period 1997-06-30
BAY VIEW CAPITAL CORP
filed 1997-08-13
CIK 840387

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

                                      OR

[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to _________

                        Commission file number 0-17901


                          BAY VIEW CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)


                       Delaware                      94-3078031
           (State or other jurisdiction of        (I.R.S. Employer
           incorporation or organization)        Identification No.)

      1840 Gateway Drive, San Mateo, California          94404
      (Address of principal executive offices)        (Zip Code)

       Registrant's telephone number, including area code (415) 573-7300

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

       Common Stock, Par Value $.01        Outstanding at July 31, 1997
             (Title of Class)                   12,979,260 shares

                                   FORM 10-Q
                                     INDEX


                          BAY VIEW CAPITAL CORPORATION
                          ----------------------------


PART I.   FINANCIAL INFORMATION                             Page(s)
-------   ---------------------                             -------
Item 1.   Financial Statements (Unaudited):

          Consolidated Statements of Financial Condition....      3

          Consolidated Statements of Operations.............    4-5

          Consolidated Statement of Stockholders' Equity....      6

          Consolidated Statements of Cash Flows.............    7-8

          Notes to Consolidated Financial Statements........   9-10

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.....  11-36

PART II.  OTHER INFORMATION
--------  -----------------

          Other Information.................................  37-38

          Signatures........................................  38


                         PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (UNAUDITED)

                                                        JUNE 30,    DECEMBER 31,
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)           1997          1996
                                                        --------    -----------
ASSETS
Cash and cash equivalents:
  Cash and due from depository institutions           $    30,338     $   22,608
  Interest-bearing deposits and federal funds sold         64,715         84,220
                                                      -----------     ----------
                                                           95,053        106,828
Loans held for sale                                             -        294,949
Securities available-for-sale:
  Mortgage-backed securities                               78,030         83,154
  Investment securities                                     7,803         13,802
Securities held-to-maturity:
  Mortgage-backed securities                              458,689        494,459
  Investment securities                                    15,103         15,204
Loans receivable held for investment,
 net of allowance for losses                            2,294,246      2,179,768
Investment in stock of the FHLB of San Francisco           59,290         51,891
Real estate owned, net                                      8,818          7,387
Premises and equipment, net                                10,095          6,905
Intangible assets                                          31,539         10,197
Other assets                                               37,547         35,718
                                                      -----------     ----------
       Total assets                                   $ 3,096,213     $3,300,262
                                                      ===========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposits:
  Transaction accounts                                 $  472,904     $  493,571
  Certificates of deposit                               1,105,302      1,270,396
                                                      -----------     ----------
                                                        1,578,206      1,763,967
Advances from the FHLB of San Francisco                 1,092,730        977,750
Securities sold under agreements to repurchase            142,461        210,640
Senior Debentures                                          50,000         50,000
Other borrowings                                            6,485          7,147
Other liabilities                                          30,135         90,696
                                                      -----------     ----------
          Total liabilities                             2,900,017      3,100,200

Stockholders' equity:
  Serial preferred stock: authorized, 7,000,000
   shares; outstanding: none                                   --             --
  Common stock ($.01 par value); authorized,
   60,000,000 shares; issued: 6/30/97 - 15,091,374
   shares; 12/31/96 - 15,005,384 shares;
   outstanding: 6/30/97-12,979,260 shares;
   12/31/96-13,349,270 shares;                                151            150
  Additional paid-in capital                              101,318        100,436
  Retained earnings (substantially restricted)            139,011        131,324
  Treasury stock at cost, 6/30/97 - 2,112,114 shares
   and 12/31/96 - 1,656,114 shares                        (38,847)       (26,497)
  Unrealized loss on securities available-for-sale
   (net of tax)                                            (1,220)          (713)
  Debt of Employee Stock Ownership Plan                    (4,217)        (4,638)
                                                      -----------     ----------
          Total stockholders' equity                      196,196        200,062
                                                      -----------     ----------
          Total liabilities and stockholders' equity  $ 3,096,213     $3,300,262
                                                      -----------     ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                           THREE MONTHS ENDED
                                                JUNE 30,
  (DOLLARS IN THOUSANDS                    ------------------
EXCEPT PER SHARE AMOUNTS)                   1997        1996
                                           ------      ------
Interest income:
  Interest on loans receivable             $48,406    $44,941
  Interest on mortgage-backed securities     8,848     10,593
  Interest and dividends on investments      2,085      1,560
                                           -------    -------
                                            59,339     57,094
Interest expense:
  Interest on customer deposits             18,545     24,453
  Interest on Senior Debentures              1,114        406
  Interest on borrowings                    17,912     13,398
                                           -------    -------
                                            37,571     38,257

Net interest income                         21,768     18,837
Provision for losses on loans                  612        818
                                           -------    -------
    Net interest income after provision
     for loan losses                        21,156     18,019

Noninterest income:
  Loan fees and charges                      1,745      1,123
  Other, net                                 2,003      1,386
                                           -------    -------
                                             3,748      2,509
Noninterest expense:
  General and administrative                16,211     13,231
  Real estate owned operations, net            (69)      (774)
  Recovery of losses on real estate            (78)       (70)
  Amortization and write-down of
   intangible assets                           953        678
                                           -------    -------
                                            17,017     13,065

Income before income tax expense             7,887      7,463
Income tax expense                           3,383      3,247
                                           -------    -------
Net income                                 $ 4,504    $ 4,216
                                           =======    =======

Primary earnings per share                   $0.34      $0.30
                                           =======    =======




  The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                            SIX MONTHS ENDED
                                                JUNE 30,
  (DOLLARS IN THOUSANDS                    ------------------
EXCEPT PER SHARE AMOUNTS)                   1997        1996
                                           ------      ------
Interest income:
  Interest on loans receivable            $ 95,070   $ 85,328
  Interest on mortgage-backed securities    18,079     21,963
  Interest and dividends on investments      4,346      3,212
                                          --------   --------
                                           117,495    110,503
Interest expense:
  Interest on customer deposits             38,139     47,711
  Interest on Senior Debentures              2,228        406
  Interest on borrowings                    34,305     27,335
                                          --------   --------
                                            74,672     75,452

Net interest income                         42,823     35,051
Provision for losses on loans                1,177      1,418
                                          --------   --------
    Net interest income after provision
     for loan losses                        41,646     33,633

Noninterest income:
  Loan fees and charges                      2,903      2,031
  Gain (loss) on sale of loans and
   securities                                  925       (262)
  Rental income from premises                    -        403
  Other, net                                 3,503      2,160
                                          --------   --------
                                             7,331      4,332
Noninterest expense:
  General and administrative                30,831     23,968
  Real estate owned operations, net            (91)    (1,662)
  Recovery of losses on real estate           (526)      (123)
  Amortization and write-down of
   intangible assets                         1,630      1,404
                                          --------   --------
                                            31,844     23,587

Income before income tax expense            17,133     14,378
Income tax expense                           7,367      6,169
                                          --------   --------
Net income                                $  9,766   $  8,209
                                          ========   ========

Primary earnings per share                   $0.73      $0.58
                                          ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                           UNREALIZED
                                                                                            LOSS ON       DEBT OF
                                                                                           SECURITIES     EMPLOYEE
                                                   ADDITIONAL                               AVAILABLE      STOCK         TOTAL
 (DOLLARS IN THOUSANDS       NUMBER OF   COMMON     PAID-IN      RETAINED      TREASURY     FOR SALE     OWNERSHIP   STOCKHOLDERS'
EXCEPT PER SHARE AMOUNTS)     SHARES     STOCK      CAPITAL      EARNINGS*       STOCK     (NET OF TAX)     PLAN        EQUITY
                           -------------------------------------------------------------------------------------------------------
Balance at January 1, 1997   15,005,384     $150     $100,436     $131,324      $(26,497)     $ (713)    $  (4,638)        $200,062
Repurchase of common stock                                                       (12,350)                                  (12,350)
Exercise of stock options        85,990        1          882                                                                  883
Cash dividends declared                                             (2,079)                                                 (2,079)
 ($0.16 per share)
Unrealized loss, net of tax                                                                     (507)                         (507)
Repayment of debt of ESOP                                                                                      421             421
Net income                                                           9,766                                                   9,766
Balance at June 30, 1997     15,091,374     $151     $101,318     $139,011      $(38,847)     (1,220)    $  (4,217)        $196,196
                           =======================================================================================================

*  Substantially restricted



  The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                               ------------------
    (DOLLARS IN THOUSANDS)                                      1997        1996
                                                               ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                    $   9,766  $  8,209
Adjustments to reconcile net income to
 net cash provided by operating activities:
   Amortization and write-down of intangible assets               1,630     1,404
   Write-down on disposal of fixed assets                            --       925
   Proceeds from loans sold and securitized                     265,203     9,668
   Provision for losses on loans and real estate owned            1,210     1,543
   Depreciation and amortization of premises and equipment        1,400     1,355
   Amortization of deferred loan costs                              473       677
   Decrease in capitalized excess servicing fees                    138       230
   Amortization of premiums, net of discounts                     2,781     1,219
   (Gain) loss on loans and securities                           (1,001)      262
   (Increase) decrease  in other assets                             901    (1,996)
   Decrease in other liabilities                                (59,623)   (7,689)
   Other, net                                                       343      (138)
                                                              ---------   -------
     Net cash provided by operating activities                  223,221    15,669
                                                              ---------   -------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of subsidiaries, net of
 cash and cash equivalents received                              (9,924)  (60,918)
Decrease in loans resulting from originations
  net of principal payments                                      46,233    44,051
Purchase of loans                                              (146,750)  (37,950)
Principal payments on mortgage-backed securities                 38,631    48,204
Proceeds from sale of mortgage-backed
 securities available for sale                                        -    26,808
Proceeds from maturities of investment securities                12,792    32,000
Purchase of investment securities                                (6,888)     (200)
Proceeds from sale of other real estate owned                     5,332    13,367
Net additions to premises and equipment                          (3,939)     (494)
Increase in stock of FHLBSF                                      (7,399)   (1,268)
Other, net                                                            -      (198)
                                                              ---------   -------
    Net cash provided by (used in) investing activities         (71,912)   63,402
                                                              ---------   -------

  The accompanying notes are an integral part of these consolidated financial statements.

                                  (UNAUDITED)

                                                                        SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                     ----------------------
    (DOLLARS IN THOUSANDS)                                               1997       1996
                                                                        ------     ------
CASH FLOWS FROM FINANCING ACTIVITIES
Net deposit outflows                                                   (185,761)    (75,131)
Proceeds from advances from FHLBSF                                    3,584,032     540,000
Repayment of advances from FHLBSF                                    (3,469,052)   (560,740)
Issuance of Senior Debentures, net of issuance costs                          -      49,300
Repurchase of common stock                                              (12,350)     (7,562)
Proceeds from reverse repurchase agreements                             321,017           -
Repayment of reverse repurchase                                        (389,196)    (29,098)
 agreements
Decrease in other borrowings                                            (10,578)     (1,788)
Proceeds from issuance of common stock                                      883       1,248
Dividends paid to stockholders                                           (2,079)     (2,070)
                                                                    -----------   ---------
    Net cash used in financing activities                              (163,084)    (85,841)
                                                                    -----------   ---------

Net decrease in cash and cash equivalents                               (11,775)     (6,770)
Cash and cash equivalents at beginning of period                        106,828      42,760
                                                                    -----------   ---------
Cash and cash equivalents at end of period                          $    95,053   $  35,990
                                                                    ===========   =========
Cash paid for:
   Interest                                                         $    46,513   $  31,900
   Income taxes                                                     $     7,463   $   4,801

Supplemental noncash investing and
 financing activities:
    Loans transferred to real estate owned                          $     6,677   $   4,470
    Loans originated to sell real estate owned                      $        --   $   4,263
    Loans transferred from held for sale to held for investment     $   117,187   $      --

The acquisition of subsidiaries involved the following :
    Push-down of the Company's acquisition cost                     $    15,000   $  61,232
    Preliminary estimate of liabilities assumed                          13,358     469,971
    Preliminary estimate of the fair value of assets acquired,
       other than cash and cash equivalents                              (1,986)   (512,472)
    Goodwill                                                            (21,296)    (18,417)
                                                                    -----------   ---------
    Net cash and cash equivalents received                          $     5,076   $     314
                                                                    ===========   =========



  The accompanying notes are an integral part of these consolidated financial statements.

                          BAY VIEW CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

   The accompanying unaudited interim consolidated financial statements include the accounts of Bay View Capital Corporation (the "Company" or "BVCC") and its subsidiaries, including Bay View Bank ("BVB"), California Thrift & Loan, a California industrial loan company ("CTL"), Bay View Securitization Corporation, a Delaware corporation formed for the purpose of issuing asset-backed securities through a trust and Concord Growth Corporation, a commercial finance company. All significant intercompany balances and transactions have been eliminated in consolidation.

   The Company completed its acquisition of EXXE Data Corporation ("EXXE") and its wholly owned subsidiary, Concord Growth Corporation ("CGC") on March 17, 1997. Subsequent to the close of the transaction, EXXE was merged into CGC and liquidated, such that CGC became a first-tier stand-alone subsidiary of the Company. The acquisition did not have a significant impact on the consolidated results of operations in the first quarter of 1997 and was accounted for as a purchase effective April 1, 1997.

   The information provided by these interim financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial condition as of June 30, 1997 and December 31, 1996; the results of its operations for the three and six months ended June 30, 1997 and 1996; and the cash flows for the six months ended June 30, 1997 and 1996. Such adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q. As necessary, reclassifications have been made to prior period amounts to conform to the current period presentation. These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all the necessary information and footnotes for a presentation in conformity with Generally Accepted Accounting Principles.

   The information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of these interim financial statements have read or have access to the Company's 1996 Annual Report on Form 10-K/A, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition as of December 31, 1996 and 1995 and Results of Operations for the years ended December 31, 1996, 1995 and 1994. Accordingly, only certain changes in financial condition and results of operations are discussed in this Form 10-Q. Furthermore, the interim financial results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.


NOTE 2 - EARNINGS PER SHARE

   The earnings per share computation for the three and six months ended June 30, 1997 and 1996 was determined by dividing net income by the weighted average number of common shares and common stock equivalents outstanding for the given period. Common stock equivalents consist principally of outstanding stock options. The average number of shares outstanding (including common stock equivalents) for the three months ended June 30, 1997 and 1996 were 13,335,000 shares and 13,990,000 shares, respectively and for the six months ended June 30, 1997 and 1996 were 13,440,000 shares and 14,099,000 shares, respectively. The Company's fully diluted earnings per share does not differ materially from its primary earnings per share and therefore it has not been separately reported.


   The Company declared a 2 for 1 stock split in the form of a 100% stock dividend on April 14, 1997 to stockholders of record as of the close of business on May 9, 1997, which was paid on June 2, 1997. All share and per share data, including stock option plan information, have been restated to reflect the stock split.

NOTE 3 - STOCK OPTIONS

   The Company has three stock option plans: the "Amended and Restated 1986 Stock Option and Incentive Plan", the "1995 Stock Option and Incentive Plan" and the "Non-Employee Director Stock Option Plan", which authorize the issuance of up to 1,759,430 shares, 2,000,000 shares, and 550,000 shares of common stock, respectively. The following table summarizes the stock options available for grant as of June 30, 1997:

                                                                                  NON-EMPLOYEE
                                                                                    DIRECTOR
                                1986 STOCK OPTION PLAN   1995 STOCK OPTION PLAN    OPTION PLAN      TOTAL
                              -----------------------------------------------------------------------------
Shares reserved for issuance                 1,759,430                2,000,000        550,000    4,309,430
Granted                                     (2,048,816)              (1,055,500)      (516,000)  (3,620,316)
Canceled                                       290,074                  161,500         20,000      471,574
Expired                                           (688)                       -              -         (688)
                              -----------------------------------------------------------------------------
Total available for grant                            -                1,106,000         54,000    1,160,000
                              =============================================================================

          At June 30, 1997, the Company had outstanding non-qualified options for all three plans with expiration dates from 1998 to 2007 as follows:

                                      NUMBER OF          PRICE       AVERAGE
                                    OPTION SHARES        RANGE        PRICE
                                  ------------------------------------------
Outstanding at December 31, 1996        1,154,890   $ 7.28 - $18.88   $12.67
Granted                                   513,500   $24.13 - $28.44   $26.36
Exercised                                 (84,490)  $ 7.28 - $17.50   $10.53
Canceled                                 (141,500)  $17.00 - $28.44   $26.01
Outstanding at June 30, 1997            1,442,400   $ 7.88 - $28.44   $16.36
                                  ==========================================

NOTE 4 - DIVIDEND DECLARATION

   The Company declared a quarterly cash dividend of $0.08 per share on June 26, 1997, payable to stockholders of record as of July 11, 1997. The dividend payable, totaling $1.0 million, was accrued as of June 30, 1997 and is reflected in the accompanying consolidated financial statements.


NOTE 5 - ACQUISITION OF AMERICA FIRST EUREKA HOLDINGS, INC./EUREKABANK

    On May 8, 1997, the Company signed a definitive agreement to acquire America First Eureka Holdings, Inc. ("AFEH") and its wholly owned bank subsidiary, EurekaBank ("Eureka"). Under the terms of the definitive agreement, America First Financial Fund 1987-A Limited Partnership (Nasdaq:"AFFFZ"), the shareholder of AFEH capital stock, will receive $300 million comprised of Bay View common stock valued at $210 million and cash of $90 million. The acquisition of AFEH/Eureka will be accounted for as a purchase and is expected to be completed on or about January 2, 1998. The purchase price is currently estimated to exceed the fair value of the net assets acquired by approximately $112 million, which Bay View anticipates amortizing over a 15 year period.

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
 ------------------------------------------------------------------------
          RESULTS OF  OPERATIONS
          ----------------------

                                    GENERAL

    Bay View Capital Corporation (the "Company" or "Bay View" or "BVCC") is a diversified financial services holding company for Bay View Bank ("BVB"), Bay View Securitization Corporation ("BVSC"), California Thrift & Loan ("CTL") and Concord Growth Corporation ("CGC").

    The results of operations and the balance sheet analysis includes the effects of the acquisition of CTL effective June 1, 1996 and the acquisition of CGC effective April 1, 1997. The analysis reflects the Company's restructuring of its reporting for its operations based on business platforms.

STRATEGIC OVERVIEW

The Company's Mission Statement

    To build a diversified financial services company by investing in and creating niche asset generating companies that originate high yielding assets and maximizing per share market value.

The Company's Strategy

    In order to realize the Company's objectives, management is pursuing a strategy that encompasses the following:

        1. De-emphasizing the less profitable elements of the Company's activities by (i) causing the Bank to cease originating new residential mortgage loans, (ii) reducing the Bank's wholesale activities and (iii) selling the business equipment leasing portfolio of CTL, the Company's consumer finance subsidiary.

        2. Enhancing the Bank's deposit base through the reduction of higher cost deposits and expansion of lower cost transaction accounts by emphasizing relationship banking and capitalizing on cross-sell opportunities with loan customers.

        3. Maintaining the capital of the Bank at or above the minimum "well-capitalized" (as defined for bank regulatory purposes) level and returning any excess capital to the Company.

        4. Redeploying such excess capital in businesses intended to generate assets with higher yields than those typically provided by mortgage loans.

        5. Increasing the velocity of capital utilization through the origination of shorter duration assets.

FORWARD LOOKING STATEMENTS

  Certain statements included in this Form 10-Q or in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other shareholder communications or in oral statements made with the approval of an authorized executive officer, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are subject to a number of risks and uncertainties. Any such forward-looking statements should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "are expected to," "will," "will allow," "will continue," "will likely result," "should," "would be," "seeks," "approximately," "intends," "plans," "projects," "estimates" or "anticipates" or similar expressions or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. In addition, all information included herein or therein with respect to projected or future results of operations, financial condition, financial performance or other financial or statistical matters constitute such forward-looking statements. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and that may be incapable of being realized and in some instances are based on consensus estimates of analysts not affiliated with the Company. In that regard, the following factors, among others could cause actual results and other matters to differ materially from those in such forward-looking statements: increases in defaults by borrowers and other loan delinquencies; increases in the provision for loan losses; failure to consummate the proposed merger (the "merger") of AFEH (as defined herein) into the Company; failure by the Company to realize expected cost savings or revenue enhancements from the merger; deposit attrition, customer loss or revenue loss following the merger; costs or difficulties related to the integration of the businesses of the Company and AFEH and their respective subsidiaries following the merger; changes in the terms of the merger, including the possibility that the Company may have to increase the number of shares of its common stock issued to consummate the merger; the risk that, as a result of the merger, the Company and its subsidiaries (including subsidiaries acquired pursuant to the merger) will become or remain subject to a capital maintenance agreement and an assistance agreement with bank regulatory authorities to which AFEH and its subsidiary, EurekaBank, a Federal Savings Bank, are currently subject; the Company's ability to sustain or improve the performance of its subsidiaries following the merger; the ability to identify suitable future acquisition candidates; changes in interest rates which may, among other things, adversely affect margins; competition in the banking, financial services and related industries; government regulation and tax matters; the outcome of pending or threatened legal or regulatory disputes and proceedings; credit and other risks of lending and investment activities; changes in conditions in the securities markets including the value of the Company's common stock and the ability to repurchase such securities; and changes in regional and national business and economic conditions and inflation. As a result of the foregoing, no assurance can be given as to future results of operations or financial condition or as to any other matters covered by any such forward-looking statements, and the Company wishes to caution investors not to rely on any such forward-looking statements. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements, which speak only as of the date made.

    The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

BUSINESS PLATFORMS

    The Company operates from three distinct business platforms:


[_] A Banking/Depository/Wholesale Platform ("Banking Platform") which is comprised primarily of mortgage loans, home equity loans, lines of credit and mortgage-backed securities.

[_] A Consumer Finance Platform which is comprised of motor vehicle loans originated by CTL and motor vehicle loans purchased from Ultra Funding, Ltd. ("Ultra"), a third party originator of motor vehicle loans.

[_] A Commercial Finance Platform which is comprised of loans attributable to asset-based lending and transactional lending (including factoring) activities of CGC.

NET INCOME BY BUSINESS PLATFORM

Net income for the first six months of 1997 and 1996 by business platform was as follows:

                                            SIX MONTHS ENDED
                                              JUNE 30, 1997
                                        -----------------------
(DOLLARS IN THOUSANDS                                 EARNINGS
EXCEPT PER SHARE DATA)                   NET INCOME  PER SHARE
                                        -----------------------
Banking Platform                              $8,559     $ 0.64
Consumer Finance Platform                        865       0.06
Commercial Finance Platform (1)                  342       0.03
                                              ------     ------
Total                                         $9,766     $ 0.73
                                              ======     ======

                                            SIX MONTHS ENDED
                                              JUNE 30, 1996
                                        -----------------------
(DOLLARS IN THOUSANDS                                 EARNINGS
EXCEPT PER SHARE DATA)                   NET INCOME  PER SHARE
                                        -----------------------
Banking Platform                              $8,025      $0.57
Consumer Finance Platform                        184       0.01
Commercial Finance Platform                        -          -
                                              ------     ------
Total                                         $8,209      $0.58
                                              ======     ======

(1) CGC, which comprises the Commercial Finance Platform, was acquired by the Company on March 17, 1997. This acquisition was recorded under the purchase method of accounting effective April 1, 1997.

BANKING PLATFORM STRATEGIES

    The Banking Platform is primarily represented by the operations of BVB which has 27 branches serving primarily the San Francisco Bay Area. Its principal business consists of attracting deposits from the general public and using those deposits, together with borrowings and other funds, to originate loans secured by real estate. Historically, BVB's performance has been negatively impacted by weak retail asset origination (primarily Eleventh District Cost of Funds Index("COFI")-based, multi-family and single family mortgage products), high general and administrative expenses and also unfavorable interest rate risk exposures. In addition, BVB purchased mortgage-backed securities ("MBS"), which generally had lower yields than mortgage loans, when the Company was unable to acquire sufficient mortgage loans.

    The Banking Platform's strategic focus is designed to reduce wholesale activities (which is primarily composed of a large MBS portfolio primarily funded by borrowings from the Federal Home Loan Bank of San Francisco ("FHLBSF")), reduce interest rate risk through the prepayment of selected high cost borrowings and the execution of interest rate swaps, and expand the retail deposit franchise by focusing on the growth of "transaction" (i.e. checking, savings and money market) accounts instead of higher cost certificates of deposit as a source of financing. As a result, transaction accounts at BVB as a percentage of total deposits have increased to 30% in June 1997 from approximately 21% at year-end 1995.


Change in Name to Bay View Bank

    Marking its transition from a traditional savings institution to a community bank, Bay View Federal Bank changed its name to Bay View Bank, effective March 17, 1997. In conjunction with the name change, the Company changed its Nasdaq stock symbol to "BVCC" from "BVFS", effective May 1, 1997.


CONSUMER FINANCE PLATFORM STRATEGIES

    The Consumer Finance Platform is comprised of motor vehicle loans originated by CTL and motor vehicle loans purchased from Ultra. CTL underwrites and purchases motor vehicle loans and has successfully carved out a niche in the increasingly competitive motor vehicle finance industry. The Company acquired CTL in June 1996 and the acquisition was accounted for as a purchase. CTL is headquartered in Covina, California and operates 19 offices throughout California and the western United States. The Company is currently reorganizing CTL such that it will become a subsidiary of the Bank.

  CTL's business strategy is to originate motor vehicle loans at rates which generally exceed those offered by conventional financing sources (such as commercial banks) while applying its traditional underwriting criteria on a case-by-case basis to mitigate any potential loan losses. CTL underwrites fixed-rate loans secured by new and used motor vehicles. CTL's typical motor vehicle loan borrower desires a higher relative loan amount and/or longer term than is offered by many other motor vehicle financing sources. In return for the flexibility of the product it offers, the Company has been able to charge interest rates 200 to 300 basis points higher than those typically offered by traditional sources of motor vehicle financing, such as banks and captive finance companies.

    In late 1996, the Company's management began implementing a significant restructuring of CTL's balance sheet. The following is a summary of the actions taken:

    1.   Sale of entire equipment leasing portfolio of $60 million.

    2. Sale and securitization of $253 million of the motor vehicle loan portfolio.

    3.   Reduction of higher cost customer deposits.

    In June 1997, CTL sold substantially all of its deposits (approximately $64 million) to BVB. Also, CTL redeemed the higher cost component (higher than BVB's incremental borrowing cost) of the customer deposits at face value (approximately $267 million) at year-end 1996. The Company is currently in the process of reorganizing CTL such that it will become a subsidiary of the Bank. As a result of the Company's plans to acquire EurekaBank (see discussion elsewhere herein), the Company intends to discontinue the sale and securitization of CTL's motor vehicle loan production.

    The Company has a strategic alliance with Ultra, a Texas limited partnership, to purchase motor vehicle installment contracts originated by Ultra. These motor vehicle receivables are serviced by CTL and management expects Ultra to be a significant component of its expanding consumer finance strategy. The Company has recently executed a letter of intent to acquire Ultra.

COMMERCIAL FINANCE PLATFORM STRATEGIES

    The Commercial Finance Platform is comprised of CGC's asset-based lending and transactional lending activities. The Company completed its acquisition of EXXE Data Corporation and its wholly owned commercial finance subsidiary, CGC, on March 17, 1997. At the close of the transaction, EXXE became a stand-alone subsidiary of the Company. Subsequent to the transaction, EXXE was merged into CGC and liquidated, such that CGC became a first-tier stand-alone subsidiary of the Company. The former holders of EXXE capital stock, warrants and options received an initial aggregate payment of $19.8 million and will be entitled to potential future cash payments, depending upon the financial performance of CGC, of up to $34 million. The acquisition was accounted for as a purchase effective April 1, 1997.

    In an acquisition accounted for as a purchase, the purchase price is allocated to assets acquired and liabilities assumed based on their estimated fair values at the time of consummation of the transaction. Based on initial estimates, the aggregate costs exceeded the preliminary estimated fair value of the net assets acquired by approximately $21 million, which is recorded as goodwill and preliminarily amortized over a 15 year period. The purchase accounting valuation is expected to be finalized during the second half of 1997.

    CGC's corporate vision is to become a preeminent nationwide provider of asset-based financing to small businesses. Management believes that meaningful Commercial Finance Platform expansion opportunities exist due to the highly fragmented nature of the segment of the commercial finance industry which serves small businesses. Although there can be no assurance, the fragmented nature of the industry may allow the Company to expand its market share through internal growth and future acquisitions. CGC has two primary product lines:

[_]   Transactional lending

        [_] Transactional lending includes accounts receivable factoring and accounts receivable portfolio financing. At June 30, 1997, these products represented approximately one-third of the total Commercial Finance Platform portfolio with average yields approximating 38%.

[_]   Asset-based lending

        [_] Asset-based lending includes loans secured by accounts receivable, inventory, machinery and equipment. At June 30, 1997, these products represented approximately two-thirds of the total Commercial Finance Platform portfolio with average yields approximating 17%.


CAPITAL REDEPLOYMENT STRATEGIES

Stock Repurchase Program
------------------------

    The Company's outstanding shares of common stock at December 31, 1996 and 1995 were 13,349,270 shares and 14,203,180 shares, respectively. The Company's outstanding shares at June 30, 1997 decreased to 12,979,260 shares. The Company's share repurchases during 1995 and 1996 completed its previously announced intention to repurchase 1,600,000 shares of common stock. These shares were repurchased at an average cost of $15.98. During the first quarter of 1997, the Company repurchased a total of 456,000 shares of its common stock in the open market at an average cost of $27.08. The share repurchases in the first quarter of 1997 were part of a repurchase program of $25 million approved in January 1997. Total shares repurchased aggregate 2,056,000 shares or $18.44 per share. There were no share repurchases during the second quarter of 1997.

    On May 7, 1997, the Company approved an additional repurchase program of $25 million to further redeploy its excess capital. This authorization, combined with the outstanding portion ($12 million of the $25 million authorized in January 1997), may, subject to market conditions, enable Bay View to repurchase approximately 1,400,000 additional shares at current market prices (based on stock price of $26.25 on July 31, 1997). Following the completion of this repurchase authorization, Bay View will have repurchased approximately 3.5 million shares, or nearly 25% of the 14.8 million shares outstanding when the initial share repurchase program was announced.

Acquisition of America First Eureka Holdings, Inc./EurekaBank
-------------------------------------------------------------

    On May 8, 1997, the Company signed a definitive agreement (the "Merger Agreement") to acquire America First Eureka Holdings, Inc. ("AFEH") and its wholly owned bank subsidiary, EurekaBank ("Eureka"). Under the terms of the definitive agreement, America First Financial Fund 1987-A Limited Partnership (the "Partnership") (Nasdaq:"AFFFZ"), the shareholder of AFEH capital stock, will receive $300 million comprised of Bay View common stock valued at $210 million (subject to possible adjustment) and cash of $90 million. The $300 million purchase price includes an estimated $65 million being paid for approximately $187 million of tax loss carryforwards.

    As provided in the Merger Agreement, upon consummation of the merger, the Partnership, as the sole stockholder of AFEH, will be entitled to receive in exchange for all of the outstanding AFEH common stock (i) $90 million in cash and (ii) a number of shares of Company common stock having a market value of $210 million, subject to adjustment as described below, based upon a formula that values the Company common stock for this purpose on the basis of its trading price during a defined pricing period. Specifically, the number of shares of Company common stock to be issued in the merger will be determined by dividing $210 million by the Average Company Stock Price. The "Average Company Stock Price" is the average (rounded to four decimal points) of the average closing sale price of one share of Company common stock on the Nasdaq Stock Market for the 20 consecutive full trading days ending on the fifth business day immediately prior to the merger closing date (currently anticipated to be January 2, 1998), but not in excess of $26.00 or less than $21.00 unless (i) the Average Company Stock Price is less than $21.00, (ii) AFEH has given notice of its intention to terminate the Merger Agreement (as permitted by the Merger Agreement upon such an event) and (iii) the Company has made an Adjustment Election, as described in the next paragraph.

    As discussed above, if the Average Company Stock Price is less than $21.00, AFEH shall have the right to terminate the Merger Agreement unless the Company shall make an Adjustment Election. Pursuant to an "Adjustment Election," the Company shall agree that the Average Company Stock Price shall be calculated without regard to the $21.00 floor, which would increase, perhaps substantially, the number of shares issued in the merger. For example, if the Average Company Stock Price is $20.00 and an Adjustment Election is made, the number of shares of Company common stock to be issued in the merger will be determined by dividing $210 million by $20.00 (10,500,000 shares).

  The lower the Average Company Stock Price, the greater the number of shares of Company common stock that will be issued in the merger. The greater the number of shares of Company common stock that are issued in the merger, the more dilutive the transaction will be to the Company's existing stockholders and to the Company's future earnings per share. In addition, in the event that the Average Company Stock Price were less than $21.00, there can be no assurance that the Company would agree to make an Adjustment Election, which could result in the termination of the Merger Agreement. Moreover, although the Average Company Stock Price may not exceed $26.00 per share regardless of the value of the Company's common stock at the time of the merger, any increase above $26.00 per share will increase the amount of goodwill generated by the merger. For example, for every $1.00 increase in the price per share of the Company's common stock over $26.00, goodwill created by the merger will reduce the Company's income by approximately $540,000 per year for the anticipated 15-year goodwill amortization period following the merger.

  The Company expects to record restructuring charges in 1997 associated with this transaction of approximately $5 million ($2.9 million after tax or $0.22 per share). These charges represent primarily severance, facilities, relocation, consulting and debt restructuring costs directly related to this transaction.

  The acquisition of AFEH/Eureka will be accounted for as a purchase and is expected to be completed on or about January 2, 1998. The purchase price is currently estimated to exceed the fair value of the net assets acquired by approximately $112 million, which Bay View anticipates amortizing over a 15 year period. Eureka will be merged into Bay View Bank.

                             RESULTS OF OPERATIONS

    Net income for the second quarter of 1997 was $4.5 million, or $.34 per share. This compares with net income of $4.2 million, or $.30 per share, for the second quarter of 1996, an improvement of $.04 per share, or 13.3% over the same quarter last year. For the first six months of 1997, earnings were $9.8 million, or $.73 per share, as compared with $8.2 million, or $.58 per share, for the same period in 1996. The improvement in earnings was primarily due to higher net interest income arising from the impact of higher yielding assets related to the Consumer Finance and Commercial Finance Platforms combined with lower cost of retail deposits. The improvement in earnings per share was primarily due to higher net interest income combined with the impact of share repurchases (see the "Capital Redeployment Strategies" section discussed above).

    Tangible cash earnings for the second quarter of 1997 were $5.4 million, or $.40 per share (see the "Tangible Cash Earnings" section discussed below). This compares with tangible cash earnings of $4.8 million, or $.34 per share, for the second quarter of 1996, an increase of $.06 per share, or 17.6% over the quarter-to-quarter tangible cash earnings. For the first six months of 1997, tangible cash earnings were $11.6 million, or $.86 per share, as compared with $9.2 million, or $.65 per share, for the same period in 1996.

SPECIAL MENTION ITEMS

    The net income for the periods indicated below contained certain items which deserve special mention. All special mention items are set forth below on a pre-tax basis.

Second Quarter 1997
-------------------

    The net impact of the following items was an improvement in net income of $170,000 or $0.01 per share for the second quarter of 1997.

 [_] $400,000 credit to income relating to a previous accrual associated with the decision to cease the systems conversion with BISYS Group, Inc. and remain with FISERV, Inc. (the current data processor for BVB and EurekaBank).

 [_] $100,000 expense accrual for Long-Term Incentive Plan awards due to an increase in the Company's stock price.

First Quarter 1997
------------------

    The net impact of the following items essentially offset each other during the first quarter of 1997.

 [_] $700,000 expense accrual for Long-Term Incentive Plan awards due to an increase in the Company's stock price.

 [_] $415,000 recovery related to a real estate joint venture previously written-off.

 [_] $250,000 credit to income relating to the reversal of an accrual for the termination of BVB's data processing contract discussed above.

Second Quarter 1996
-------------------

    The net impact of the following items was a decrease in net income of $90,000 or $0.01 per share for the second quarter of 1996.

 [_] $770,000 gain from the sale of and income received from certain real estate owned properties.

 [_] $500,000 write-down due to the sale of the corporate office complex.

 [_] $425,000 write-down related to certain computer hardware and software due to systems conversion.

First Quarter 1996
------------------

    The net impact of the following items was an improvement in net income of $109,000 or $0.01 per share for the first quarter of 1996.

 [_] $800,000 gain from the sale of and income received from certain real estate owned properties.

 [_] $350,000 write-off of core deposit intangibles and fixed assets due to a branch closure.

 [_] $260,000 loss resulting from the sale of approximately $24 million of mortgage-backed securities from the available-for-sale portfolio.

TANGIBLE CASH EARNINGS

    Tangible cash earnings are based on earnings for each period and exclude charges tied to the market value of the Company's common stock related to management incentive plans, and the Employee Stock Ownership Plan and charges associated with the amortization of intangibles. The following table shows the components of tangible cash earnings for the respective periods:

                                       THREE MONTHS ENDED
                                       ------------------
                                       JUNE 30,  JUNE 30,
                                         1997      1996
                                      -------------------
    (DOLLARS IN THOUSANDS)
    Net income                          $ 4,504    $4,216
    Adjustments:
      Amortization of intangibles           771       490
      ESOP                                   60        56
      Management incentive plans             63       ---
                                        -------    ------
    Tangible cash earnings              $ 5,398    $4,762
                                        -------    ------
    Tangible cash earnings per share    $  0.40    $ 0.34
                                        =======    ======

    The following table shows the components of tangible cash earnings for the six months ended June 30, 1997 and 1996:

                                           SIX MONTHS ENDED
                                        --------------------
                                          JUNE 30,  JUNE 30,
                                            1997      1996
                                        --------------------
    (DOLLARS IN THOUSANDS)
    Net income                             $ 9,766    $8,209
    Adjustments:
      Amortization of intangibles            1,267       907
      ESOP                                     120       112
      Management incentive plans               465       ---
                                           -------    ------
     Tangible cash earnings                $11,618    $9,228
                                           -------    ------
     Tangible cash earnings per share        $0.86    $ 0.65
                                           =======    ======

NET INTEREST INCOME

    Net interest income for the second quarter of 1997 was $21.8 million, an increase of $3.0 million, as compared to net interest income for second quarter 1996 of $18.8 million. The consolidated net interest margin for the second quarter of 1997 was 2.86%, up 33 basis points as compared to 2.53% for the same period in the prior year. Net interest income for the first six months of 1997 was $42.8 million, an increase of $7.7 million, as compared to net interest income for the same period in 1996 of $35.1 million. The net interest margin for the first six months of 1997 was 2.79%, up 42 basis points as compared to 2.37% for the same period in the prior year. The improvement in the net interest margin was primarily due to the impact of the higher yielding assets from the Commercial Finance Platform (which was acquired in March 1997, and effective April 1, 1997) and Consumer Finance Platform combined with lower cost of retail deposits.

    A summary of consolidated net interest income and net interest margins follows:

                                                 THREE MONTHS ENDED
                             -----------------------------------------------------------------
                                 JUNE 30, 1997                          JUNE 30, 1996
                             -----------------------            ------------------------------
                                 NET           NET                 NET                   NET
                               INTEREST     INTEREST             INTEREST             INTEREST
                                INCOME       MARGIN               INCOME               MARGIN
                             ----------   ----------           ----------          -----------
(DOLLARS IN THOUSANDS)
Banking Platform                $17,563         2.47%             $17,276                 2.39%

Consumer Finance Platform         1,653         4.47                1,561                 6.75

Commercial Finance Platform       2,552        20.41                   --                   --
                                -------       ------              -------               ------
Total                           $21,768         2.86%             $18,837                 2.53%
                                =======       ======              =======               ======


                                                 SIX MONTHS ENDED
                             --------------------------------------------------
                                  JUNE  30, 1997              JUNE 30, 1996
                             --------------------------------------------------
                                 NET          NET        NET             NET
                               INTEREST     INTEREST   INTEREST        INTEREST
                                INCOME       MARGIN     INCOME          MARGIN
                             ----------   ---------------------      ----------
(DOLLARS IN THOUSANDS)

Banking Platform                $36,166         2.50%   $33,490            2.30%

Consumer Finance Platform         4,105         5.34      1,561            6.75

Commercial Finance Platform       2,552        20.41         --              --
                                -------       ------    -------          ------
Total                           $42,823         2.79%   $35,051            2.37%
                                =======       ======    =======          ======

Banking Platform
----------------

    The net interest margin for the second quarter of 1997 was 2.47%, an increase of 8 basis points as compared to net interest margin of 2.39% for the same period in 1996. The net interest margin for the first six months of 1997 was 2.50%, an increase of 20 basis points as compared to net interest margin of 2.30% for the same period in 1996. The improvement in net interest margin was primarily due to a lower cost of funds related to retail deposits.

Consumer Finance Platform
-------------------------

    The Consumer Finance Platform was acquired in June 1996. The net interest margin for the second quarter of 1997 was 4.47%. The net interest margin for the second quarter of 1996 was 6.75% which represented the net interest income from the motor vehicle loan portfolio for one month only (i.e. since the acquisition date of CTL in June 1996). The net interest margin for the first six months of 1997 was 5.34% as compared to 6.75% for the prior year period. The decrease in the net interest margin as compared with the prior year period was primarily due to the effects of the securitization of $253 million of CTL's motor vehicle loan portfolio in January 1997 through BVSC.

Commercial Finance Platform
---------------------------

    The net interest margin for the second quarter of 1997 was 20.41%. This platform was created as a result of the acquisition of CGC in March 1997 and was accounted for as a purchase effective April 1, 1997.

AVERAGE BALANCE SHEET

    The following table sets forth certain information relating to the Company's consolidated statements of financial condition and reflects the average yields on interest-earning assets and average rates paid on interest-bearing liabilities for the periods indicated. Such yields and rates are derived by dividing interest income or expense by the average balances of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. Average balances of interest-earning assets and interest-bearing liabilities were derived primarily from daily average balances. The yields for the periods indicated include the amortization of deferred loan origination fees, net of costs, which are considered adjustments to yield.


                                                         AVERAGE BALANCES, YIELDS AND RATES PAID
                                        -----------------------------------------------------------------------
                                                  THREE MONTHS ENDED                  THREE MONTHS ENDED
                                                    JUNE 30, 1997                       JUNE 30, 1996
---------------------------------------------------------------------------------------------------------------
                                            AVERAGE     ACTUAL     AVERAGE      AVERAGE     ACTUAL     AVERAGE
(DOLLARS IN THOUSANDS)                      BALANCE    INTEREST  YIELD/RATE     BALANCE    INTEREST  YIELD/RATE
                                        -----------------------------------------------------------------------
ASSETS
------
Interest-earning assets:
Loans receivable                           $2,343,491   $48,406        8.25%   $2,222,296   $44,941        8.10%
Mortgage-backed securities (1)                546,438     8,848        6.48       665,855    10,593        6.36
Investments                                   139,447     2,085        6.28       110,752     1,560        5.66
                                          -----------   -------        ----    ----------   -------        ----
Total interest-earning assets               3,029,376   $59,339        7.84%    2,998,903   $57,094        7.62%
                                                        =======        ====    ----------   =======        ====
Other assets                                   53,540                             108,616
                                          -----------                          ----------
Total assets                               $3,082,916                          $3,107,519
                                          ===========                         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Interest-bearing liabilities:
  Customer deposits                        $1,612,775   $18,545        4.61%   $1,927,043   $24,453        5.11%
  Borrowings (2)                            1,238,304    19,026        6.16       890,381    13,804        6.11
                                          -----------   -------        ----    ----------   -------        ----
Total interest-bearing liabilities          2,851,079   $37,571        5.29%    2,817,424   $38,257        5.42%
                                                        =======        ====                 =======        ====
Other liabilities                              37,470                              85,240
                                          -----------                          ----------
Total liabilities                           2,888,549                           2,902,664
Stockholders' equity                          194,367                             204,855
                                         ------------                       -------------
Total liabilities and stockholders'
  equity                                   $3,082,916                          $3,107,519
                                          ===========                         ===========
Net interest income/net interest spread                 $21,768        2.55%                $18,837        2.20%
                                                        =======        ====                 =======        ====
Net interest earning assets                $  178,297                          $  181,479
                                          ===========                         ===========
Net interest margin (3)                                                2.86%                               2.53%
                                                                       ====                                ====

(1) Average balances and yields for mortgage-backed securities available for sale are based on historical amortized cost.
(2) Interest expense for borrowings includes interest expense on interest rate swaps of $660,000 and $585,000 for the three months ended June 30, 1997 and 1996, respectively.
(3)  Annualized net interest income divided by average interest-earning assets.



                                                         AVERAGE BALANCES, YIELDS AND RATES PAID
                                        -----------------------------------------------------------------------
                                                   SIX  MONTHS ENDED                   SIX  MONTHS ENDED
                                                    JUNE 30, 1997                       JUNE 30, 1996
---------------------------------------------------------------------------------------------------------------
                                            AVERAGE     ACTUAL      AVERAGE      AVERAGE     ACTUAL      AVERAGE
(DOLLARS IN THOUSANDS)                      BALANCE    INTEREST   YIELD/RATE     BALANCE    INTEREST   YIELD/RATE
                                        -------------------------------------------------------------------------
ASSETS
------
Interest-earning assets:
Loans receivable                           $2,338,768   $ 95,070        8.13%   $2,143,647   $ 85,328      7.96%
Mortgage-backed securities (1)                556,726     18,079        6.49       685,473     21,963      6.41
Investments                                   142,139      4,346        6.14       111,982      3,212      5.76
                                          -----------   -------        ----    ----------   -------        ----
Total interest-earning assets               3,037,633   $117,495        7.74%    2,941,102   $110,503      7.52%
                                                        ========        ====                 ========      ====
Other assets                                   49,466                               91,946
                                          -----------                           ----------
Total assets                               $3,087,099                           $3,033,048
                                           ==========                           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------
Interest-bearing liabilities:
  Customer deposits                        $1,662,160   $ 38,139        4.63%   $1,863,687   $ 47,711      5.15%
  Borrowings (2)                            1,181,770     36,533        6.22       906,356     27,741      6.09
                                          -----------   -------        ----    ----------   -------        ----
Total interest-bearing liabilities          2,843,930   $ 74,672        5.29%    2,770,043   $ 75,452      5.46%
                                                        ========        ====                 ========      ====
Other liabilities                              47,778                               57,482
                                          -----------                           ----------
Total liabilities                           2,891,708                            2,827,525
Stockholders' equity                          195,391                              205,523
                                          -----------                           ----------
Total liabilities and stockholders'
 equity                                    $3,087,099                           $3,033,048
                                           ==========                           ==========

Net interest income/net interest spread                 $ 42,823        2.45%                $ 35,051        2.06%
                                                     =======================              =======================

Net interest earning assets                $  193,703                           $  171,059
                                        =============                       ==============

Net interest margin (3)                                                 2.79%                                2.37%
                                                                ============                         ============

(1) Average balances and yields for mortgage-backed securities available for sale are based on historical amortized cost.
(2) Interest expense for borrowings includes interest expense on interest rate swaps of $1.6 million and $975,000 for the six months ended June 30, 1997and 1996, respectively.
(3)  Annualized net interest income divided by average interest-earning assets.

INTEREST INCOME

INTEREST INCOME ON LOANS RECEIVABLE

  Interest income on loans was $48.4 million and $44.9 million for the second quarters of 1997 and 1996, respectively. Interest income on loans was $95.1 million and $85.3 million for the first six months of 1997 and 1996, respectively. The following table is a summary of interest income on loans:

                                                     THREE MONTHS ENDED
                             ---------------------------------------------------------------------
                                JUNE 30, 1997                      JUNE 30, 1996
                             ---------------------------------------------------------------------
                               AMOUNTS   WEIGHTED AVERAGE YIELD   AMOUNTS   WEIGHTED AVERAGE YIELD
                             ----------                           --------
(DOLLARS IN THOUSANDS)
Banking Platform                $42,048             7.78%          $42,187             7.93%
Consumer Finance Platform         3,184             9.38             2,754            11.84
Commercial Finance Platform       3,174            25.39                 -                -
Total                           $48,406             8.25%          $44,941             8.10%
                             =====================================================================

                                                       SIX MONTHS ENDED
                             ---------------------------------------------------------------------
                                JUNE 30, 1997                      JUNE 30, 1996
                             ---------------------------------------------------------------------
                               AMOUNTS   WEIGHTED AVERAGE YIELD   AMOUNTS   WEIGHTED AVERAGE YIELD
                             ----------                           --------
(DOLLARS IN THOUSANDS)
Banking Platform                $84,420             7.79%          $82,574            7.88%
Consumer Finance Platform         7,476            10.29             2,754            11.84
Commercial Finance Platform       3,174            25.39                 -                -
Total                           $95,070             8.13%          $85,328             7.96%
                             =====================================================================

Banking Platform
----------------

  The decrease in loan yields (primarily mortgage loans) for both the three and six month periods ended June 30, 1997 as compared to the same prior year periods was primarily due to the repricing of a significant portion of loans indexed to the COFI and partially offset, to a lesser extent, by the repricing of loans indexed to the one-year Treasury note. The average monthly COFI decreased by 21 basis points and 25 basis points for the three and six month periods, respectively, which impacted the adjustable rate mortgages indexed to the COFI.


Consumer Finance Platform
-------------------------

  The decrease in motor vehicle loan yields for both the three and six month periods ended June 30, 1997 as compared to the same prior year periods was primarily due to the sale of the $253 million motor vehicle loan portfolio in January 1997 to BVSC and the impact of loans purchased from Ultra which were at lower average yields than the motor vehicle loans originated by CTL. The loan yields for the prior year periods represented the interest income from the motor vehicle loan portfolio for one monthly only (i.e. since the acquisition date of CTL in June 1996).

Commercial Finance Platform
---------------------------

    The commercial loan yields for the second quarter were 25.39%. This platform was created as a result of the acquisition of CGC in March 1997 and was accounted for as a purchase effective April 1, 1997.

INTEREST INCOME ON MORTGAGE-BACKED SECURITIES

  Interest income on the Company's mortgage-backed securities ("MBS") was $8.8 million and $10.6 million for the second quarters of 1997 and 1996, respectively. Interest income on MBS was $18.1 million and $22.0 million for the first six months of 1997 and 1996, respectively. The decrease in interest income on MBS for both the three and six month periods ended June 30, 1997 was primarily attributable to lower average balances due to sales and principal amortization. There were no MBS purchased in 1996 or 1997. Management's strategic focus has been on restructuring the balance sheet and de-emphasizing the Company's wholesale investment and borrowing activities.

INTEREST AND DIVIDENDS ON INVESTMENTS

    Interest and dividend income from the Company's investment portfolio was $2.1 million and $1.6 million for the second quarters of 1997 and 1996, respectively. Interest and dividend income from the Company's investment portfolio was $4.3 million and $3.2 million for the first six months of 1997 and 1996, respectively. The increase in interest and dividend income from investments for both the three and six month periods ended June 30, 1997 as compared to the same prior year periods was primarily due to the impact of higher average balances and higher yields on investments.

INTEREST EXPENSE

INTEREST EXPENSE ON CUSTOMER DEPOSITS

    Interest expense on the Company's customer deposits was $18.5 million and $24.5 million for the second quarters of 1997 and 1996, respectively. Interest expense on customer deposits was $38.1 million and $47.7 million for the first six months of 1997 and 1996, respectively. The decrease in interest expense for both the three and six month periods ended June 30, 1997 as compared to the same prior year periods was due to lower average customer deposit balances and lower cost of retail deposits.

    The lower average customer deposit balances for both the three and six month periods ended June 30, 1997 as compared to the same prior year periods was a result of pricing strategies and the redemption of the higher cost component of CTL deposits (approximately $267 million) at year-end June 1996.

    The decrease in the Company's cost of retail deposits was primarily due to favorable repricing of certificates of deposit and an increase in transaction accounts which are typically at lower rates than certificates of deposit. The cost of retail deposits at June 30, 1997 in BVB was 4.63% which included the retail deposits of CTL (at a higher cost than BVB's retail deposits) sold to BVB in June 1997. The cost of retail deposits was 23 basis points below the COFI of 4.86% at June 30, 1997 as compared to 7 basis points above COFI at June 30, 1996. Also, CTL redeemed the higher cost component (higher than BVB's incremental borrowing cost at the time) of these deposits (approximately $267 million) at face value at year-end 1996. Transaction accounts as a percentage of total deposits were 30.0% at June 30, 1997 as compared to 25.8% and 21.3% at June 30, 1996 and December 31, 1995, respectively.

    The following table is a summary of the cost of retail deposits in BVB versus COFI as of the dates indicated:

                               JUNE 30,   DECEMBER  31,   JUNE 30,
                                 1997          1996         1996
                             -------------------------------------

Cost of retail deposits            4.63%           4.60%      4.89%
COFI                               4.86            4.84       4.82
                             -------------------------------------
Spread above / (below) COFI      (0.23)%         (0.24)%      0.07%
                             =====================================

INTEREST EXPENSE ON BORROWINGS

    Interest expense on the Company's borrowings was $19.0 million and $13.8 million for the second quarters of 1997 and 1996, respectively. Interest expense on borrowings was $36.5 million and $27.7 million for the first six months of 1997 and 1996, respectively.

    The increase in interest expense on borrowings for both the three and six month periods ended June 30, 1997 was primarily due to higher average balances arising from a decrease in average customer deposits. The interest expense on borrowings for the first six months of 1996 reflects the impact of the prepayment of $190 million of higher cost borrowings in the fourth quarter of 1995 which were replaced with short-term lower cost borrowings. In conjunction with the prepayment of these borrowings, the Company entered into interest rate swap agreements to provide interest rate risk protection for the short-term lower cost borrowings by matching the floating interest rate characteristics and lengthening their maturities. Also, in May 1996, the Company issued $50 million in Senior Debentures due 1999 (the "Senior Debentures") yielding 8.42% (all-in cost was 8.91% annualized).

CHANGES IN RATE AND VOLUME

    The following table sets forth the changes in net interest income due to changes in the rate and volume of the Company's interest-earning assets and interest-bearing liabilities for the three and six months ended June 30, 1997 and 1996. The variances include the effects of the acquisition of CTL beginning June 1996 and CGC beginning April 1997. Changes in rate and volume which cannot be segregated (changes in weighted average interest rate multiplied by average portfolio balance) have been allocated proportionately between the change in rate and the change in volume.

                                     RATE         VOLUME        TOTAL
(DOLLARS IN THOUSANDS)             VARIANCE      VARIANCE     VARIANCE
                               ----------------------------------------

                                  THREE MONTHS ENDED JUNE 30, 1997 VS
                                                  1996
Interest income:
   Loans                             $   976       $ 2,489      $ 3,465
   Mortgage-backed securities            192        (1,937)      (1,745)
   Investments                           101           424          525
                               ----------------------------------------
                                       1,269           976        2,245
                               ----------------------------------------
Interest expense:
   Customer deposits                  (2,158)       (3,750)      (5,908)
   Borrowings                           (123)        5,345        5,222
                               ----------------------------------------
                                      (2,281)        1,595         (686)
                               ----------------------------------------
Net interest income                  $ 3,550       $  (619)     $ 2,931
                               ========================================


                                    RATE         VOLUME        TOTAL
(DOLLARS IN THOUSANDS)            VARIANCE      VARIANCE      VARIANCE
                               ----------------------------------------

                                 SIX MONTHS ENDED JUNE 30, 1997 VS 1996
Interest income:
   Loans                             $ 1,842       $ 7,900      $ 9,742
   Mortgage-backed securities            301        (4,185)      (3,884)
   Investments                           223           911        1,134
                               ----------------------------------------
                                       2,366         4,626        6,992
                               ----------------------------------------
Interest expense:
   Customer deposits                  (4,686)       (4,886)      (9,572)
   Borrowings                            281         8,511        8,792
                               ----------------------------------------
                                      (4,405)        3,625         (780)
                               ----------------------------------------
Net interest income                  $ 6,771       $ 1,001      $ 7,772
                               ========================================

PROVISION FOR LOSSES ON LOANS

    The provision for losses on loans was $612,000 for the second quarter of 1997 as compared to $818,000 for the same period in 1996. The provision for losses on loans was $1.2 million for the first six months of 1997 as compared to $1.4 million for the same period in 1996. See the "--Balance Sheet Analysis-- Allowance for Losses on Loans" for a more detailed discussion.

NONINTEREST INCOME

    Noninterest income for the second quarter of 1997 was $3.7 million as compared to $2.5 million for the same period in the prior year. Noninterest income for the first six months of 1997 was $7.3 million as compared to $4.3 million for the same period in the prior year. The increase in noninterest income for both the three and six month periods ended June 30, 1997 as compared to the same prior year periods was primarily due to an increase in loan fees attributable to commercial finance assets due to the acquisition of CGC effective April 1, 1997. Also, during the first quarter of 1997, CTL sold $253 million of motor vehicle loans to BVSC and the premium arising from the sale of the motor vehicle loans to BVSC was recorded as part of the purchase accounting valuations related to the acquisition of CTL. A gain of $925,000 was recorded in the statement of operations due to the improvement in the fair value of the motor vehicle loans as a result of changes in market interest rates between the acquisition date and the sale date of the motor vehicle loans. During the first quarter of 1996, BVB sold $24.2 million of its mortgage-backed securities from its available for sale portfolio and recorded a loss of $262,000.

SALE AND SECURITIZATION OF MOTOR VEHICLE LOANS

    In November 1996, BVSC filed with the Securities and Exchange Commission a shelf registration statement on Form S-3 for $500 million of motor vehicle receivable-backed securities. During the first quarter of 1997, $253 million of motor vehicle loans were sold and securitized with the premium from the sale having been recorded as part of purchase accounting. A gain of $925,000 was realized arising from the improvement in the fair value of the motor vehicle loans sold due to change in market interest rates. As a result of the Company's plans to acquire EurekaBank (see discussion elsewhere herein), the Company intends to discontinue the sale and securitization of CTL's motor vehicle loan portfolio.

NONINTEREST EXPENSE

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses were $16.2 million and $13.2 million for the second quarters of 1997 and 1996, respectively, and included certain special mention items (see "--Special Mention Items" discussed elsewhere herein). Excluding special mention items, general and administrative expenses were $16.5 million as compared to $12.3 million for the same period a year ago. General and administrative expenses were $30.8 million and $24.0 million for the first six months of 1997 and 1996, respectively, and also included certain special mention items (see Special Mention Items discussed elsewhere herein). Excluding special mention items, general and administrative expenses were $30.7 million as compared to $23.0 million for the same six month period a year ago. The higher general and administrative expenses for both the three and six month periods ended June 30, 1997 were attributable to the impact of the acquisitions of CTL and CGC.

    The following is a summary of general and administrative expenses (excluding special mention items) for the periods indicated:


                     THREE MONTHS ENDED             SIX MONTHS ENDED
              ------------------------------------------------------------
                JUNE 30, 1997  JUNE 30, 1996  JUNE 30, 1997  JUNE 30, 1996
              ------------------------------------------------------------
(DOLLARS IN THOUSANDS)

BVCC and BVB          $11,078        $10,678        $21,389        $21,415
CTL                     3,426          1,628          7,285          1,628
CGC                     2,007              -          2,007              -
              ------------------------------------------------------------
Total                 $16,511        $12,306        $30,681        $23,043
              ============================================================

    The following table summarizes the ratio of general and administrative expense (excluding special mention items) to average assets (including securitized assets).

                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                        ---------------------------------------------------------------
                                          JUNE 30, 1997   JUNE 30, 1996   JUNE 30, 1997   JUNE 30, 1996
                                        ---------------------------------------------------------------


Banking Platform (includes the Company)            1.77%           1.51%           1.70%           1.48%
Consumer Finance Platform                          2.00            3.91            2.41            3.91
Commercial Finance Platform                       12.34               -           10.36               -
                                        ---------------------------------------------------------------
Total                                              2.01%           1.58%           1.87%           1.52%
                                        ===============================================================

    The consolidated efficiency ratio (excluding special mention items) for the second quarter of 1997 was 64.7% as compared with 57.7% for the second quarter of 1996. The consolidated efficiency ratio (excluding special mention items) for the first six months of 1997 was 61.2% as compared with 58.1% for the same period in 1996. The increase in the general and administrative expense ratio and the efficiency ratio was primarily due to the effects of the acquisition of Consumer Finance and Commercial Finance business platforms.

INCOME FROM REAL ESTATE OWNED AND NET PROVISION/RECOVERY OF LOSSES ON REAL
ESTATE

    Income from real estate owned operations and net recoveries of losses on real estate were $147,000 and $844,000 in the second quarters of 1997 and 1996, respectively. Income from real estate owned operations and net recoveries of losses on real estate owned were $617,000 and $1,785,000 in the first six months of 1997 and 1996, respectively. The decrease for both the three and six month periods ended June 30, 1997 was primarily due to gains from the sale of and higher income received from real estate owned properties in the same prior year periods.

AMORTIZATION AND WRITE-DOWN OF INTANGIBLES

    The amortization and write-down of intangible assets were $953,000 and $678,000, for the second quarters of 1997 and 1996, respectively. The amortization and write-down of intangible assets were $1.6 million and $1.4 million for the first six months of 1997 and 1996, respectively. The higher amortization of intangibles in 1997 as compared to 1996 was due to the amortization of goodwill arising from the acquisitions of CTL and CGC. During the first half 1996, core deposit intangibles of $270,000 were written-off due to a decision to close one of BVB's branches.

                             BALANCE SHEET ANALYSIS

    The consolidated assets of the Company were $3.1 billion and $3.3 billion as of June 30, 1997 and December 31, 1996, respectively. The decrease in total assets was primarily due to the sale and securitization of $253 million of motor vehicle loans.

SECURITIES

    The Company invests in high-quality mortgage-backed securities ("MBS"), primarily issued by the Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and Government National Mortgage Association ("GNMA").

  The securities portfolio at June 30, 1997 and December 31, 1996 was as follows:

                                  JUNE 30, 1997       DECEMBER 31, 1996
                             --------------------------------------------
                               AMORTIZED    FAIR     AMORTIZED    FAIR
(DOLLARS IN THOUSANDS)           COST       VALUE      COST       VALUE
                             --------------------------------------------

AVAILABLE FOR SALE
-----------------------------
Investment securities           $  7,788   $  7,803   $ 13,792   $ 13,802
Mortgage-backed securities
FHLMC, FNMA and GNMA              80,160     78,030     84,401     83,154
                             --------------------------------------------
                                  87,948     85,833     98,193     96,956
                             --------------------------------------------
HELD-TO-MATURITY
-----------------------------
Investment securities             15,103     14,957     15,204     15,112
Mortgage-backed securities:
  FHLMC, FNMA, GNMA
   and other                     458,689    448,865    494,459    483,461
                              --------------------------------------------
                                 473,792    463,822    509,663    498,573
                              --------------------------------------------

                                $561,740   $549,655   $607,856   $595,529
                             ============================================

    There were no MBS sold during the first six months of 1997. Total MBS sold during the first six months of 1996 was $27.7 million. The sale of MBS in 1996 was consistent with management's strategic focus to restructure the balance sheet and de-emphasize the Company's wholesale investment and borrowing activities. There were no MBS purchases in 1996 or 1997.

LOANS AND REAL ESTATE OWNED

    The following is a summary of the Company's loan portfolio which includes loans held for sale at June 30, 1997 and December 31, 1996.

(DOLLARS IN THOUSANDS)                      JUNE 30,    DECEMBER 31,
---------------------                         1997          1996
                                        ----------------------------
     Banking Platform:
         Single family mortgages           $  638,144     $  692,086
         Multifamily mortgages              1,053,315      1,048,291
         Commercial real estate               371,643        381,822
                                        ----------------------------
                                            2,063,102      2,122,199
         Home equity loans, lines of
          credit and other                     79,861         68,018
                                        ----------------------------
                                            2,142,963      2,190,217
      Consumer Finance Platform:
         Motor vehicle loans                  139,330        315,439
      Commercial Finance Platform:
         Commercial loans                      47,613              -
                                        ----------------------------

Gross loans receivable                      2,329,906      2,505,656
Advances to borrowers                           2,163          1,173
Deferred fees and discounts                    (2,734)        (3,099)
Allowance for loan losses                     (35,089)       (29,013)
                                        ----------------------------
      Net loans receivable                 $2,294,246     $2,474,717
                                        ============================


    Management's strategy is to supplement its loan production with purchases of higher yielding loans. The following is a summary of loan originations and loan purchases for the periods indicated:

                                     THREE MONTHS ENDED
(DOLLARS IN THOUSANDS)                    JUNE 30,
                                  ----------------------
LOAN ORIGINATIONS                     1997       1996
                                  ----------------------

Real estate                          $ 29,630   $ 69,367
Motor vehicles                         44,450     11,539
Commercial                              3,707         --
Other                                   6,244      5,557
                                  ----------------------
Total Originations                   $ 84,031   $ 86,463
                                  ======================

LOAN PURCHASES

Real estate                          $ 18,802   $ 18,274
Motor vehicles                         28,829         --
                                  ----------------------
Total Purchases                      $ 47,631   $ 18,274
                                  ======================
Total Originations and Purchases     $131,662   $104,737
                                  ======================


                                      SIX MONTHS ENDED
(DOLLARS IN THOUSANDS)                    JUNE 30,
                                  ----------------------
LOAN ORIGINATIONS                     1997       1996
                                  ----------------------

Real estate                          $ 69,234   $109,400
Motor vehicles                         82,847     11,539
Commercial                              4,693          -
Other                                  15,893      8,882
                                  ----------------------
Total Originations                   $172,667   $129,821
                                  ======================

LOAN PURCHASES

Real estate                          $ 45,709   $ 37,755
Motor vehicles                         45,812          -
                                  ----------------------
Total Purchases                      $ 91,521   $ 37,755
                                  ======================
Total Originations and Purchases     $264,188   $167,576
                                  ======================

    The motor vehicle loan purchases were from Ultra. The Company recently executed a letter of intent to acquire Ultra. The acquisition is expected to close in the third quarter of 1997.

CREDIT QUALITY

  The Company defines nonperforming assets as nonperforming loans, defaulted mortgage-backed securities, real estate owned and other repossessed assets. The Company defines nonperforming loans as loans 90 days or more delinquent (excluding accruing loans delinquent 90 days or more) and loans less than 90 days delinquent designated as nonperforming when the Company determines that the full collection of principal and/or interest is doubtful. Nonperforming assets are placed on nonaccrual status. Troubled debt restructurings ("TDRs") are real estate loans that have been modified (due to borrower financial difficulties) to allow a stated interest rate and/or a monthly payment rate lower than those prevailing in the market.

    The following table summarizes the Company's nonperforming assets and troubled debt restructurings:


                                           JUNE 30,      DECEMBER 31,  DECEMBER 31,
                                             1997           1996          1995
                                       --------------   ------------   -----------
(DOLLARS IN THOUSANDS)
Nonaccrual loans                          $  14,955     $    16,125      $10,755
Real estate owned                             8,369           7,387       24,476
Other repossessed assets                        624             798        3,580
                                          ---------     -----------      -------

   Nonperforming assets                      23,948          24,310       38,811
Troubled debt restructurings                    502             509       15,641
                                          ---------     -----------      -------
   Total                                  $  24,450     $    24,819      $54,452
                                        ===========     ===========      =======

  A summary of trends in the nonperforming assets and delinquencies follows:

                                                                   NONPERFORMING ASSETS
                                                    AS A PERCENTAGE OF CONSOLIDATED TOTAL ASSETS
                                        -------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                     JUNE 30, 1997      DECEMBER  31, 1996       DECEMBER  31,  1995
                                        -----------------    ----------------------------------------------
Banking Platform                           $20,818   0.67%      $23,323             0.71%     $38,811  1.29%
Consumer Finance Platform                      964   0.03%          987             0.03%          --    --
Commercial Finance Platform                  2,166   0.07%           --               --           --    --
                                        -----------------    ----------   ---------------------------------

Total                                      $23,948   0.77%      $24,310             0.74%     $38,811  1.29%
                                        =================    ==========   =================================


                                                          LOANS DELINQUENT 60 DAYS OR MORE
                                                        AS A PERCENTAGE OF CONSOLIDATED LOANS
                                        -------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                     JUNE 30, 1997      DECEMBER  31, 1996       DECEMBER  31,  1995
                                        -----------------    ----------------------------------------------

Banking Platform                           $19,724   0.85%      $22,460             0.90%     $20,166  0.96%
Consumer Finance Platform                      782   0.03%          548             0.02%          --    --
Commercial Finance Platform                  2,541   0.11%            -               --           --    --
                                        -------------------------------------------------------------------
Total                                      $23,047   0.99%      $23,008             0.92%     $20,166  0.96%
                                        ===================================================================

ALLOWANCE FOR LOSSES ON LOANS

    The Company conducts an ongoing review of its asset categories to assess the adequacy of the allowance for loan losses which are maintained at levels that the Company believes are sufficient to cover estimated possible losses in the portfolios. In determining the necessary level of the allowance for loan losses, the Company considers prevailing and anticipated economic conditions, historical loss experience, the levels of classified, nonperforming and delinquent assets, weighting by property type, loan portfolio trends and other factors. The allowance for losses at June 30, 1997 was $35.1 million as compared to $36.4 million and $30.9 million at December 31, 1996 and 1995, respectively. The following table is a summary of the allowance for losses and the allowance for losses as a percentage of nonperforming loans, nonperforming assets, gross loans and total assets, respectively:


(DOLLARS IN THOUSANDS)      AT JUNE 30, 1997     AT DECEMBER  31, 1996  AT DECEMBER  31, 1995
                        --------------------------------------------------------------------
Nonperforming Loans        $   14,955      235%   $   16,125      226%   $   10,755      288%

Nonperforming Assets       $   23,948      147%   $   24,310      150%   $   38,811       80%

Gross Loans                $2,329,906     1.51%   $2,505,656     1.46%   $2,094,433     1.48%

Total Assets               $3,096,213     1.13%   $3,300,262     1.10%   $3,004,496     1.03%

  The provision for losses on loans was $612,000 for the second quarter of 1997 as compared to $818,000 for the same period in 1996. The provision for losses on loans was $1.2 million for the first six months of 1997 as compared to $1.4 million for the same period in 1996.

  Management believes that the allowance for loan losses is adequate to cover estimated losses in its asset portfolios, although there can be no assurance in this regard. Future adjustments may be necessary and earnings could be significantly adversely affected if circumstances differ substantially from the assumptions used in making such determinations. Management will continue to monitor the adequacy of the allowance for losses related to problem assets. Management monitors the impact of the economic environment on its lending activities on a periodic basis. If real estate markets weaken in future periods, no assurance can be given that the Company's future loss experience will approximate its current estimates. In addition, various regulatory agencies review the Company's allowance for losses as an integral part of their examination process. Such agencies may require the Company to recognize additions to this allowance based on their judgment relating to information available to them at the time of their examinations.

CUSTOMER DEPOSITS

  As a primary part of the company's business, customer deposits are generated for the purpose of funding loans and purchasing securities. The customer deposits at June 30, 1997 and December 31, 1996 were as follows:


                                  JUNE 30, 1997                         DECEMBER 31, 1996
                        ------------------------------------------------------------------
                                               WEIGHTED                           WEIGHTED
                                                AVERAGE                            AVERAGE
(DOLLARS IN THOUSANDS)      AMOUNT       %       RATE       AMOUNT          %       RATE
                        ---------------------------------------------   ------------------
Transaction accounts       $  472,904   30.0%      2.75%   $  493,571      27.9%      2.62%
Certificates of deposit     1,105,302   70.0       5.45     1,270,396      72.1       5.49
                        ------------------------------------------------------------------
   Total                   $1,578,206  100.0%      4.63%   $1,763,967     100.0%      4.69%
                        =============================================   ==================

BORROWINGS

    The Company utilizes collateralized advances from the FHLBSF for purposes of funding loans and investments. In addition, the Company utilizes other borrowings, on a collateralized and noncollateralized basis, such as securities sold under agreements to repurchase ("Reverse Repurchase Agreements"). A summary of outstanding borrowings at the dates indicated are as follows:

                           JUNE 30,    DECEMBER 31,
                             1997          1996

(DOLLARS IN THOUSANDS)

Advances from FHLBSF       $1,092,730    $  977,750
Reverse repurchase
   agreements                 142,461       210,640
Senior Debentures              50,000        50,000
                        ---------------------------
    Total                  $1,285,191    $1,238,390
                        ===========================

                               INTEREST RATE RISK

  The Company pursues balance sheet strategies that it believes should, in the long run, help mitigate the Company's exposure to rising interest rates. The Company also considers other strategies to reduce the variability of the net interest margin including off-balance sheet activities.

Interest Rate Swaps
-------------------

  The Company uses interest rate swap agreements to reduce the interest rate fluctuation risk related to certain assets and liabilities. Interest rate swaps involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying notional principal amounts. As of June 30, 1997 and December 31, 1996, the total notional amount of interest rate swaps were $452 million and $421 million, respectively.

  The following schedule sets forth the maturities and weighted average rates of interest rate swaps outstanding as of June 30, 1997, based on interest rates at June 30, 1997. To the extent that interest rates change, variable interest rate information will change.

                                               MATURITIES OF DERIVATIVE INSTRUMENTS
                                   ----------------------------------------------------------
(DOLLARS IN THOUSANDS)                   1999        2000        2001        2002     TOTAL
                                   ----------------------------------------------------------

Notional amount                       $70,000    $100,000    $104,000    $177,500    $451,500

Weighted average receive rate
    (3-month LIBOR)                      6.27%       5.89%       5.88%       5.88%       5.94%

Weighted average pay rate (fixed)        6.33%       6.10%       6.72%       6.41%       6.40%

Treasury Rate Lock Agreements
-----------------------------

    At June 30, 1997, the Company entered into $90 million of Treasury rate lock agreements to hedge an anticipated issuance of subordinated debt. The Treasury rate lock agreements guarantee a stated interest rate for a stated period of time and the Company will receive/pay the difference between the lock rate and the effective Treasury rate on settlement date. The Treasury rate lock agreements at June 30, 1997 include a total of $60 million of participating Treasury rate locks which allow the Company to cap its maximum potential payout on the lock if rates decline dramatically. Gains and losses on the hedge are deferred and recognized in income as an adjustment of net interest expense on the anticipated subordinated debt beginning in the period of issuance.

Interest Rate Sensitivity
-------------------------

  The Company's interest rate risk policies are established and monitored by its Asset/Liability Committee ("ALCO"). The ALCO reviews the sensitivity of the Company's net interest income and market value of equity to interest rate changes. The objective of the Company's ALCO activities is to improve results of operations by adjusting the types of assets and liabilities to effectively address changing conditions and risks. Management believes that its asset/liability activities have improved earnings within safe and sound parameters. To measure the Company's interest rate sensitivity, a cumulative gap measure can be used to assess the impact of potential changes in interest rates on the net interest income. The repricing gap represents the net position of assets and liabilities subject to repricing in specified time periods. Assets and liabilities are categorized according to the expected repricing time frames based on management's judgment. A cumulative gap measure alone cannot be used to evaluate interest rate sensitivity because interest rate changes do not affect all categories of assets and liabilities equally or simultaneously. In measuring interest rate sensitivity, the Company also uses simulation modeling to estimate the potential effects of movements in interest rates.

    Interest rate risk sensitivity estimated by management, as measured by the change in the net portfolio value of equity as a percentage of the present value of assets from an immediate 200 basis point increase/decrease in interest rates, was 0.59% at June 30, 1997. BVB's sensitivity measure of 0.86% as of March 31, 1997 was better than 85% of all thrift institutions based on data provided by the Office of Thrift Supervision. Calculation of this interest rate sensitivity is subject to a number of assumptions and uncertainties, and no assurance can be given that actual interest rate sensitivity will not be greater or less than these percentages.

    Management has also estimated, based on interest rate risk analyses as of June 30, 1997, that an increase in market interest rates of 100 and 200 basis points would result in an annualized decrease in net interest income of approximately $0.3 million and $2.3 million, respectively. However, the foregoing estimate is based upon a number of uncertainties and assumptions, and no assurance can be given that the decrease in net interest income as a result of increases in market interest rates will not be greater than the foregoing amounts.

  The following table sets forth information regarding the combined asset and liability repricing of the Bank and CTL as of June 30, 1997:

                                                                     REPRICING PERIOD
                                           ---------------------------------------------------------------------
                                             UNDER           OVER            OVER           OVER
                                              ONE        ONE TO THREE    THREE TO FIVE      FIVE
(DOLLARS IN THOUSANDS)                       YEAR          YEARS            YEARS         YEARS        TOTAL
                                           ---------------------------------------------------------------------
ASSETS
------
Cash and investments (1)                   $  124,008       $  5,000        $  10,000    $   -        $  139,008
Loans and mortgage-backed securities(1)(2)  1,951,464        307,865          190,251      404,147     2,853,727

                                           ---------------------------------------------------------------------
Total interest rate sensitive assets       $2,075,472       $312,865        $ 200,251    $ 404,147    $2,992,735
                                           =====================================================================

LIABILITIES
-----------
Deposits:
    Certificates of deposit                $  911,916       $180,946        $  12,440    $   -        $1,105,302
    Money market accounts                     205,745              -                -            -       205,745
    Checking accounts                         111,258              -                -            -       111,258
    Passbook accounts                         155,901              -                -            -       155,901
Borrowings                                  1,036,866        164,810           40,000            -     1,241,676
                                           ---------------------------------------------------------------------
Total interest rate sensitive
 liabilities                               $2,421,686       $345,756        $  52,440    $   -        $2,819,882
                                           =====================================================================

Repricing gap-positive (negative)
 before impact of interest rate swaps      $ (346,214)      $(32,891)       $ 147,811    $ 404,147    $  172,853
Impact of interest rate swaps                 387,250        (22,250)        (212,500)    (152,500)            -
                                           ---------------------------------------------------------------------
                                           $   41,036       $(55,141)       $ (64,689)   $ 251,647    $  172,853
                                           =====================================================================

Cumulative repricing gap-positive
 (negative)                                $   41,036       $(14,105)       $ (78,794)   $ 172,853
                                           =======================================================

Cumulative repricing gap as a
 percentage of interest rate sensitive
 assets at June 30, 1997                         1.37%         (0.47%)          (2.63%)       5.78%
                                           =======================================================

(1)  Investments and mortgage-backed securities are at amortized cost.
(2) Based on assumed annual prepayment and amortization rates which approximate the Company's historical experience.

  The following table sets forth information regarding the combined asset and liability repricing of the Bank and CTL as of December 31, 1996:

                                                                     REPRICING PERIOD
                                        ------------------------------------------------------------------------
                                             UNDER           OVER            OVER           OVER
                                              ONE        ONE TO THREE    THREE TO FIVE      FIVE
(DOLLARS IN THOUSANDS)                        YEAR          YEARS            YEARS         YEARS        TOTAL
                                        ------------------------------------------------------------------------
ASSETS:
-------
Cash and investments (1)                   $  171,876      $   5,004        $  10,000    $   -        $  186,880
Loans and mortgage-backed securities        2,171,372        311,191          178,822      414,397     3,075,782
 (1) (2)
                                        ------------------------------------------------------------------------
Total interest rate sensitive assets       $2,343,248      $ 316,195        $ 188,822    $ 414,397    $3,262,662
                                        ========================================================================

LIABILITIES
-----------
Deposits:
    Certificates of deposit                $1,001,282      $ 249,177        $  19,937    $   -        $1,270,396
    Money market accounts                     192,856              -                -            -       192,856
    Checking accounts                         113,180              -                -            -       113,180
    Passbook accounts                         189,279              -                -            -       189,279
Borrowings                                  1,060,991        118,270           40,000            -     1,219,261
                                        ------------------------------------------------------------------------

Total interest rate sensitive              $2,557,588      $ 367,447        $  59,937    $   -        $2,984,972
 liabilities
                                        ========================================================================

Repricing gap-positive (negative)          $ (214,340)     $ (51,252)       $ 128,885    $ 414,397    $  277,690
 before impact of interest rate swaps
Impact of interest rate swaps                 421,000       (164,500)        (154,000)    (102,500)            -
                                           $  206,660      $(215,752)       $ (25,115)   $ 311,897    $  277,690
                                        ========================================================================

Cumulative repricing gap-positive          $  206,660      $  (9,092)       $ (34,207)   $ 277,690
 (negative)
                                        ==========================================================

Cumulative repricing gap as a
 percentage of interest rate sensitive
 assets at December 31, 1996                     6.33%         (0.28%)          (1.05%)       8.51%
                                        ==========================================================

(1)  Investments and mortgage-backed securities are at amortized cost.
(2) Based on assumed annual prepayment and amortization rates which approximate the Company's historical experience.

    LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

    The Company's primary sources of funds include cash flow from operations, loan and MBS repayments, customer deposits, advances from the FHLBSF and Reverse Repurchase Agreements. The Company uses its liquidity resources principally to fund the originations and purchase of loans, repay maturing borrowings and fund maturing time deposits and savings withdrawals.

The Company has commenced a public offering of $100 million of subordinated notes by means of a prospectus which may be obtained from the Company. The Company expects that the offering will close in the third quarter of 1997. The Company expects the foregoing sources of funds, together with the net proceeds from the issuance of the subordinated notes will satisfy its liquidity requirements through the end of 1997. However, to the extent that the Company seeks to make additional acquisitions, it may be required to seek additional sources of outside financing.

CAPITAL RESOURCES

    See also "Strategic Overview - Capital Redeployment Strategies" discussion.

BAY VIEW BANK

    BVB's regulatory capital at June 30, 1997 exceeded the minimum requirements of each regulatory capital standard on a fully phased in basis as follows:

                               ACTUAL             MINIMUM             EXCESS
                                                REQUIREMENT
                        ---------------------------------------------------------
(DOLLARS IN THOUSANDS)     AMOUNT    RATIO     AMOUNT    RATIO    AMOUNT    RATIO
                        ---------------------------------------------------------
Tangible                   $164,299   5.45%    $ 45,195   1.50%   $119,104   3.95%
Core (Leverage)            $167,161   5.54%    $ 90,476   3.00%   $ 76,685   2.54%
Risk-based                 $190,256  10.26%    $148,388   8.00%   $ 41,868   2.26%

    The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires each Federal banking agency, including the OTS, to implement prompt corrective actions for institutions that it regulates. Under capital guidelines established by FDICIA, BVB met the criteria for the "well capitalized" standard at June 30, 1997 as follows:

                                             WELL CAPITALIZED
                               ACTUAL           REQUIREMENT          EXCESS
                        -------------------------------------------------------
(DOLLARS IN THOUSANDS)     AMOUNT    RATIO    AMOUNT    RATIO    AMOUNT   RATIO
                        -------------------------------------------------------
Leverage                   $167,161   5.54%   $150,793   5.00%   $16,368   0.54%
Tier I risk-based          $167,161   9.01%   $111,291   6.00%   $55,870   3.01%
Tier II risk-based         $190,256  10.26%   $185,485  10.00%   $ 4,771   0.26%


CALIFORNIA THRIFT & LOAN

    Under capital guidelines established by FDICIA, CTL met the criteria for the "adequately capitalized" standard at June 30, 1997.

ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130 (Reporting Comprehensive Income), which requires that an enterprise report, any major components and as a single total, the change in its net assets during the period from nonowner sources; and SFAS No. 131 (Disclosures about Segments of an Enterprise and Related Information), which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

  PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings
           -----------------
           None

  Item 2.  Changes in Securities
           ---------------------
           None

  Item 3.  Defaults Upon Senior Securities
           -------------------------------
           None

  Item 4.  Submission of Matters to a Vote of Security Holders.
           ----------------------------------------------------

        (a) The 1997 Annual Meeting of Stockholders was held on May 22, 1997.


        (b)    Directors elected:

               Paula R. Collins
               Thomas M. Foster

       (c) At the 1997 Annual Meeting of Stockholders, the stockholders considered the following proposals:

III.      The election of two directors of the Company


IV. The approval and adoption of an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 20,000,000 to 60,000,000.


V. The approval and adoption of an amendment to the Company's 1995 Stock Option and Incentive Plan to increase the number of shares of common stock reserved thereunder by 1,000,000.

        The vote on the election of the three proposals at the annual meeting was as follows:

                           For     Withhold   Against   Abstain
        Proposal I      5,453,112   264,711          0        0

        Proposal II     3,447,198         0  2,094,050  176,575

        Proposal III    3,033,440         0  2,137,228  176,419

  Item 5.  Other Information
           -----------------

        None

  Item 6.  Exhibits and Reports on Form 8-K
           --------------------------------

    a(i).   Deferred Compensation Plan (Exhibit 10)

    a(ii).  Computation of Ratios of Earnings to Fixed Charges (Exhibit 12)

    a(iii). Independent Auditors' Consent (Exhibit 23(a))

    a(iv).  Financial Data Schedule (Exhibit 27)

    b(i). The Registrant filed the following report on Form 8-K dated June 23, 1997 during the three months ended June 30, 1997:

            Unaudited pro forma financial information relating to Bay View Capital Corporation's acquisition of America First Eureka Holdings, Inc prepared in accordance with Article 11 of Regulation S-X

    b(ii). The Registrant filed the following report on Form 8-K dated June 23, 1997 during the three months ended June 30, 1997:

            Consolidated financial statements of America First Eureka Holdings prepared in accordance with Rule 3.05 of Regulation S-X of the Securities and Exchange Commission.

    b(iii). The Registrant filed the following report on Form 8-K dated June
            18, 1997 during the three months ended June 30, 1997:

            Materials presented to financial analysts

    b(iv). The Registrant filed the following report on Form 8-K dated May 8, 1997 during the three months ended June 30, 1997:

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

                           BAY VIEW CAPITAL CORPORATION
                           ----------------------------
                           Registrant


DATE: August 12, 1997      BY:  /s/   David A. Heaberlin
                               ---------------------------------------
                               David A. Heaberlin
                               Executive Vice President and Chief Financial
                               Officer
                               (Duly Authorized Officer and Principal Financial Officer)