Form 10-Q
period 1997-09-30
BAY VIEW CAPITAL CORP
filed 1997-11-14
CIK 840387

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997
                                      OR

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

       Registrant's telephone number, including area code (650) 573-7300


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Common Stock, Par Value $.01             Outstanding at October 31, 1997
         (Title of Class)                           12,421,260 shares

                                   FORM 10-Q
                                     INDEX


                         BAY VIEW CAPITAL CORPORATION
                         ----------------------------

PART I.          FINANCIAL INFORMATION                                Page(s)
-------          ---------------------                                -------
Item 1.    Financial Statements (Unaudited):

           Consolidated Statements of Financial Condition ...........    3

           Consolidated Statements of Operations ....................    4-5

           Consolidated Statement of Stockholders' Equity ...........    6

           Consolidated Statements of Cash Flows ....................    7-8

           Notes to Consolidated Financial Statements ...............    9-10

Item 2.    Management's Discussion and Analysis of

           Financial Condition and Results of Operations ............    11-42


PART II.         OTHER INFORMATION
--------         -----------------

           Other Information ........................................    43

           Signatures ...............................................    43

                         PART 1. FINANCIAL INFORMATION

Item 1.    Financial Statements
-------------------------------
                Consolidated Statements of Financial Condition
                                  (Unaudited)

                                                                                      September 30,            December 31,
                                                                                           1997                    1996
                                                                                    -------------------     --------------------
                                                                                           (Dollars in thousands except
ASSETS                                                                                          per share amounts)
Cash and cash equivalents:
   Cash and due from depository institutions                                        $         32,559        $         22,608
   Interest-bearing deposits and federal funds sold                                           56,087                  84,220
                                                                                    -------------------     --------------------
                                                                                              88,646                 106,828
Loans held for sale                                                                                -                 294,949
Securities available for sale:
   Mortgage-backed securities                                                                 76,019                  83,154
   Investment securities                                                                       4,909                  13,802
Securities held to maturity:
   Mortgage-backed securities                                                                437,146                 494,459
   Investment securities                                                                      15,352                  15,204
Loans receivable held for investment, net of allowance for losses                          2,382,332               2,179,768
Investment in stock of the FHLB of San Francisco                                              60,927                  51,891
Real estate owned, net                                                                         7,510                   7,387
Premises and equipment, net                                                                   13,746                   6,905
Intangible assets                                                                             30,315                  10,197
Other assets                                                                                  45,305                  35,718
                                                                                    ===================     ====================
         Total assets                                                               $      3,162,207        $      3,300,262
                                                                                    ===================     ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposits:
   Transaction accounts                                                             $        458,357        $        493,571
   Certificates of deposit                                                                 1,165,695               1,270,396
                                                                                    -------------------     --------------------
                                                                                           1,624,052               1,763,967
Advances from the FHLB of San Francisco                                                    1,024,780                 977,750
Securities sold under agreements to repurchase                                               138,612                 210,640
Subordinated notes, net                                                                       99,355                       -
Senior debentures                                                                             50,000                  50,000
Other borrowings                                                                               6,345                   7,147
Other liabilities                                                                             35,089                  90,696
                                                                                    -------------------     --------------------
         Total liabilities                                                                 2,978,233               3,100,200

Stockholders' equity:
   Serial preferred stock: authorized, 7,000,000 shares; outstanding: none                         -                       -
   Common stock ($.01 par value); authorized, 60,000,000 shares;
       issued: 9/30/97 - 15,121,374 shares; 12/31/96 - 15,005,384 shares;
       outstanding: 9/30/97-12,421,260 shares; 12/31/96-13,349,270 shares;                       151                     150
   Additional paid-in capital                                                                101,588                 100,436
   Retained earnings (substantially restricted)                                              141,081                 131,324
   Treasury stock at cost, 9/30/97 - 2,700,114 shares
       and 12/31/96 - 1,656,114 shares                                                       (54,061)                (26,497)
   Unrealized loss on securities availablea for sale (net of tax)                               (568)                   (713)
   Debt of Employee Stock Ownership Plan                                                      (4,217)                 (4,638)
                                                                                    -------------------     --------------------
         Total stockholders' equity                                                          183,974                 200,062
                                                                                    -------------------     --------------------
         Total liabilities and stockholders' equity                                 $      3,162,207        $      3,300,262
                                                                                    ===================     ====================

The accompanying notes are an integral part of these consolidated financial statements.

                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                                 Three Months Ended
                                                                                   September 30,
                                                                        -------------------------------------
                                                                             1997                  1996
                                                                        ----------------      ---------------
                                                                          (Dollars in thousands except per
                                                                                   share amounts)
Interest income:
  Interest on loans receivable                                           $      50,674         $     53,839
  Interest on mortgage-backed securities                                         8,374               10,294
  Interest and dividends on investments                                          2,689                1,895
                                                                        ----------------      ---------------
                                                                                61,737               66,028
Interest expense:
  Interest on customer deposits                                                 18,599               27,001
  Interest on senior debentures and subordinated notes                           1,978                1,114
  Interest on borrowings                                                        18,792               15,035
                                                                        ----------------      ---------------
                                                                                39,369               43,150

Net interest income                                                             22,368               22,878
Provision for losses on loans                                                      651                  433
                                                                        ----------------      ---------------
    Net interest income after provision for loan losses                         21,717               22,445

Noninterest income:
  Loan fees and charges                                                          1,713                1,528
  Other, net                                                                       861                1,374
                                                                        ----------------      ---------------
                                                                                 2,574                2,902
Noninterest expense:
  General and administrative                                                    18,605               19,838
  SAIF recapitalization assessment                                                   -               11,750
  Real estate owned operations, net                                                (63)              (3,146)
  Provision for losses on real estate                                               42                   23
  Amortization of intangibles                                                    1,045                  524
                                                                        ----------------      ---------------
                                                                                19,629               28,989

Income (loss) before income tax expense                                          4,662               (3,642)
Income tax expense (benefit)                                                     1,598               (1,534)
                                                                        ----------------      ---------------
Net income (loss)                                                        $       3,064         $     (2,108)
                                                                        ================      ===============

Primary earnings (loss) per share                                        $        0.23         $      (0.15)
                                                                        ================      ===============


The accompanying notes are an integral part of these consolidated financial statements.

                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                        -------------------------------------
                                                                             1997                  1996
                                                                        ----------------      ---------------
                                                                          (Dollars in thousands except per
                                                                                   share amounts)
Interest income:
  Interest on loans receivable                                           $     145,744         $    139,167
  Interest on mortgage-backed securities                                        26,453               32,257
  Interest and dividends on investments                                          7,122                5,108
                                                                        ----------------      ---------------
                                                                               179,319              176,532
Interest expense:
  Interest on customer deposits                                                 56,723               74,712
  Interest on senior debentures and subordinated notes                           4,206                1,520
  Interest on borrowings                                                        53,199               42,370
                                                                        ----------------      ---------------
                                                                               114,128              118,602

Net interest income                                                             65,191               57,930
Provision for losses on loans                                                    1,828                1,851
                                                                        ----------------      ---------------
    Net interest income after provision for loan losses                         63,363               56,079

Noninterest income:
  Loan fees and charges                                                          4,617                3,587
  Gain (loss) on sale of loans and securities                                      925                 (262)
  Rental income from premises                                                        1                  539
  Other, net                                                                     4,363                3,369
                                                                        ----------------      ---------------
                                                                                 9,906                7,233
Noninterest expense:
  General and administrative                                                    49,438               43,806
  SAIF recapitalization assessment                                                   -               11,750
  Real estate owned operations, net                                               (154)              (4,808)
  Recovery of losses on real estate                                               (484)                (100)
  Amortization and write-down of intangibles                                     2,675                1,928
                                                                        ----------------      ---------------
                                                                                51,475               52,576

Income before income tax expense                                                21,794               10,736
Income tax expense                                                               8,964                4,635
                                                                        ----------------      ---------------
Net income                                                               $      12,830         $      6,101
                                                                        ================      ===============

Primary earnings per share                                               $        0.96         $       0.43
                                                                        ================      ===============


The accompanying notes are an integral part of these consolidated financial statements.

                Consolidated Statement of Stockholders' Equity
                                  (Unaudited)




                                                                               Additional
                                                         Number of    Common    Paid-in         Retained        Treasury
                                                          Shares       Stock    Capital         Earnings*        Stock
                                                      -------------------------------------------------------------------------
                                                            (Dollars in thousands except per share amounts)
Balance at December 31, 1995                             14,803      $   148   $   97,484      $   124,487     $   (8,436)
Repurchase of common stock                                                                                        (16,971)
Repurchase of common stock for retirement plan                                      1,090                          (1,090)
Exercise of stock options                                   202            2        1,862
Cash dividends declared ($0.305 per share)                                                          (4,132)
Unrealized loss, net of tax
Repayment of debt of ESOP
Net income                                                                                          10,969
                                                      -------------------------------------------------------------------------
Balance at December 31, 1996                             15,005          150      100,436          131,324        (26,497)


Repurchase of common stock                                                                                        (27,564)
Exercise of stock options                                   116            1        1,152
Cash dividends declared ($0.24 per share)                                                           (3,073)
Unrealized gain, net of tax
Repayment of debt of ESOP
Net income                                                                                          12,830
                                                      =========================================================================
Balance at September 30, 1997                            15,121      $   151   $  101,588      $   141,081     $  (54,061)
                                                      =========================================================================


                                                         Unrealized           Debt of
                                                            Loss              Employee
                                                        On Securities           Stock               Total
                                                      Available for Sale      Ownership          Stockholders'
                                                        (net of tax)             Plan              Equity
                                                  -----------------------  ----------------  --------------------
                                                    (Dollars in thousands except per share amounts)
Balance at December 31, 1995                          $         (683)       $   (5,023)        $    207,977
Repurchase of common stock                                                                          (16,971)
Repurchase of common stock for retirement plan                                                            -
Exercise of stock options                                                                             1,864
Cash dividends declared ($0.305 per share)                                                           (4,132)
Unrealized loss, net of tax                                      (30)                                   (30)
Repayment of debt of ESOP                                                          385                  385
Net income                                                                                           10,969
                                                  -----------------------  ----------------  --------------------
Balance at December 31, 1996                                    (713)           (4,638)             200,062

Repurchase of common stock                                                                          (27,564)
Exercise of stock options                                                                             1,153
Cash dividends declared ($0.24 per share)                                                            (3,073)
Unrealized gain, net of tax                                      145                                    145
Repayment of debt of ESOP                                                          421                  421
Net income                                                                                           12,830
                                                  =======================  ================  ====================
Balance at September 30, 1997                         $         (568)       $   (4,217)        $    183,974
                                                  =======================  ================  ====================


*  Substantially restricted



The accompanying notes are an integral part of these consolidated financial statements.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                            --------------------------------------
                                                                                  1997                1996
                                                                            -----------------   ------------------
                                                                                    (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                  $       12,830      $        6,101
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Amortization and write-down of intangible assets                                  2,675               1,928
   Write-down on disposal of fixed assets                                                -               1,767
   Proceeds from loans sold and securitized                                        265,203                   -
   Provision for losses on loans and real estate owned                               1,904               2,041
   Depreciation and amortization of premises and equipment                           1,706               1,709
   Amortization of deferred loan costs                                                 569                 840
   Decrease in capitalized excess servicing fees                                       162                 321
   Amortization of premiums, net of discounts                                        3,072               3,394
   (Gain) loss on loans and securities                                                (875)                262
   Gain on sale of real estate owned                                                     -              (3,586)
   Increase in other assets                                                         (8,536)             (4,074)
   Increase (decrease) in other liabilities                                        (52,712)              9,578
   Other, net                                                                        1,335                (802)
                                                                            -----------------   ------------------
     Net cash provided by operating activities                                     227,333              19,479
                                                                            -----------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of subsidiaries, net of cash and cash
  equivalents received                                                              (9,930)            (61,505)
Decrease in loans resulting from principal payments
  net of originations                                                               81,019              37,421
Purchase of loans                                                                 (272,076)            (63,554)
Principal payments on mortgage-backed securities                                    62,451              71,245
Proceeds from sale of mortgage-backed securities held to maturity                        -               2,766
Proceeds from sale of mortgage-backed securities available for sale                      -              24,042
Proceeds from maturities of investment securities held to maturity                       -              28,000
Proceeds from maturities of investment securities available for sale                12,792               7,000
Purchase of investment securities held to maturity                                  (5,358)             (3,200)
Proceeds from sales of other real estate owned                                       7,714              27,145
Proceeds from sales of loans held for investment                                         -               9,668
Net additions to premises and equipment                                             (8,504)              6,663
Increase in stock of FHLBSF                                                         (9,036)             (3,725)
Other, net                                                                               -                 605
                                                                            -----------------   ------------------
    Net cash provided by (used in) investing activities                           (140,928)             82,571
                                                                            -----------------   ------------------


The accompanying notes are an integral part of these consolidated financial statements.

                                  (Unaudited)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                        ---------------------------------------
                                                                              1997                 1996
                                                                        ------------------   ------------------
                                                                                 (Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net deposit outflows                                                          (139,915)            (182,281)
Proceeds from advances from FHLBSF                                           4,460,532              922,846
Repayment of advances from FHLBSF                                           (4,413,502)            (864,580)
Issuance of subordinated notes, net of discount                                 99,350                    -
Issuance of senior debentures                                                        -               50,000
Repurchase of common stock                                                     (27,564)             (18,054)
Proceeds from reverse repurchase agreements                                    444,629              177,632
Repayment of reverse repurchase agreements                                    (516,657)            (151,740)
Increase (decrease) in other borrowings                                         (9,551)                 911
Proceeds from issuance of common stock                                           1,164                2,338
Dividends paid to stockholders                                                  (3,073)              (3,169)
                                                                        ------------------   ------------------
    Net cash used in financing activities                                     (104,587)             (66,097)
                                                                        ------------------   ------------------

Net increase (decrease) in cash and cash equivalents                           (18,182)              35,953
Cash and cash equivalents at beginning of period                               106,828               42,760
                                                                        ==================   ==================
Cash and cash equivalents at end of period                               $      88,646       $       78,713
                                                                        ==================   ==================

Cash paid for:
   Interest                                                              $      54,533       $       61,359
   Income taxes                                                          $       7,463       $        6,190

Supplemental noncash investing and financing activities:
    Loans transferred to real estate owned                               $       8,252       $        6,936
    Loans originated to sell real estate owned                           $           -       $        4,395
    Loans transferred from held for sale to held for investment          $     152,357       $            -

The acquisition of subsidiaries involved the following:
    Push-down of the Company's acquisition cost                          $      15,005       $       61,819
    Preliminary estimate of liabilities assumed                                 13,358              476,492
    Preliminary estimate of the fair value of assets acquired,
       other than cash and cash equivalents                                     (1,986)            (531,029)
    Goodwill                                                                   (21,301)              (6,968)
                                                                        ==================   ==================
    Net cash and cash equivalents received                               $       5,076       $          314
                                                                        ==================   ==================


The accompanying notes are an integral part of these consolidated financial statements.

                          BAY VIEW CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation

                The accompanying unaudited interim consolidated financial statements include the accounts of Bay View Capital Corporation (the "Company" or "BVCC") and its subsidiaries, including Bay View Bank ("BVB" or the "Bank"), California Thrift & Loan, a California industrial loan company ("CTL"), Bay View Securitization Corporation, a Delaware corporation formed for the purpose of issuing asset-backed securities through a trust, and Concord Growth Corporation, a commercial finance company. All significant intercompany balances and transactions have been eliminated in consolidation.

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

                The information provided by these interim financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial condition as of September 30, 1997 and December 31, 1996; the results of its operations for the three and nine months ended September 30, 1997 and 1996; and the cash flows for the nine months ended September 30, 1997 and 1996. Such adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q. As necessary, reclassifications have been made to prior period amounts to conform to the current period presentation. These interim financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all the necessary information and footnotes for a presentation in conformity with Generally Accepted Accounting Principles.

      The information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of these interim financial statements have read or have access to the Company's 1996 Annual Report on Form 10-K/A, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition as of December 31, 1996 and 1995 and Results of Operations for the years ended December 31, 1996, 1995 and 1994. Accordingly, only certain changes in financial condition and results of operations are discussed in this Form 10-Q. Furthermore, the interim financial results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Note 2 - Earnings per Share

      The earnings per share computation for the three months ended September 30, 1997 and the nine months ended September 30, 1997 and 1996 was determined by dividing net income by the weighted average number of common shares and common stock equivalents outstanding for the given period. Common stock equivalents consist principally of outstanding stock options. The loss per share for the three months ended September 30, 1996 was determined using the weighted average number of common shares outstanding. The average number of shares outstanding (including common stock equivalents) for the three months ended September 30, 1997 and 1996 were 13,189,000 shares and 13,878,000 shares, respectively and for the nine months ended September 30, 1997 and 1996 were 13,355,000 shares and 14,011,000 shares, respectively. The Company's fully diluted earnings per share does not differ materially from its primary earnings per share, and therefore it has not been separately reported.

      The Company declared a 2 for 1 stock split in the form of a 100% stock dividend on April 14, 1997 to stockholders of record as of the close of business on May 9, 1997, which was paid on June 2, 1997. All share and per share data, including stock option plan information, have been restated to reflect the stock split.

Note 3 - Stock Options

      The Company has three stock option plans: the "Amended and Restated 1986 Stock Option and Incentive Plan", the "1995 Stock Option and Incentive Plan" and the "Non-Employee Director Stock Option Plan", which authorize the issuance of up to 1,759,430 shares, 2,000,000 shares, and 550,000 shares of common stock, respectively. The following table summarizes the stock options available for grant as of September 30, 1997:


                                                                                       Non-Employee
                                             1986 Stock          1995 Stock              Director
                                             Option Plan         Option Plan           Option Plan             Total
                                            -------------       -------------         --------------         -----------
  Shares reserved for issuance                 1,759,430            2,000,000               550,000           4,309,430
  Granted                                     (2,048,816)          (1,135,000)             (516,000)         (3,699,816)
  Canceled                                       290,074              161,500                20,000             471,574
  Expired                                           (688)                   -                     -                (688)
                                            -------------       -------------         --------------         -----------
  Total available for grant                            -            1,026,500                54,000           1,080,500
                                            =============       =============         ==============         ===========

      At September 30, 1997, the Company had outstanding non-qualified options for all three plans with expiration dates from 1998 to 2007 as follows:

                                                     Number of                         Price                    Average
                                                   Option Shares                       Range                     Price
                                                  ----------------              ------------------            ----------
  Outstanding at December 31, 1996                     1,154,890                   $7.28 - $18.88             $    12.67
  Granted                                                593,000                  $23.63 - $28.44             $    26.30
  Exercised                                             (114,490)                  $7.28 - $17.50             $    10.18
  Canceled                                              (141,500)                 $17.00 - $28.44             $    26.01
                                                  ================              ==================            ==========
  Outstanding at September 30, 1997                    1,491,900                   $7.88 - $28.44             $    17.02
                                                  ================              ==================            ==========

Note 4 - Dividend Declaration

      The Company declared a quarterly cash dividend of $0.08 per share on September 25, 1997, payable to stockholders of record as of October 10, 1997. The dividend payable, totaling $1.0 million, was accrued as of September 30, 1997 and is reflected in the accompanying consolidated financial statements.

Note 5 - Acquisition of America First Eureka Holdings, Inc./EurekaBank

      On May 8, 1997, the Company signed a definitive agreement to acquire America First Eureka Holdings, Inc. ("AFEH") and its wholly owned Federal Savings Bank subsidiary, EurekaBank. Under the terms of the definitive agreement, America First Financial Fund 1987-A Limited Partnership (Nasdaq:
  "AFFFZ"), the sole shareholder of AFEH capital stock, will receive approximately $300 million, comprised of Bay View common stock valued at $210 million and cash of $90 million. The acquisition of AFEH/EurekaBank will be accounted for as a purchase and is expected to be completed on January 2, 1998. The purchase price is currently estimated to exceed the fair value of the net assets acquired by approximately $112 million, which the Company preliminarily anticipates amortizing over a 15-year period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

                                    General

      Bay View Capital Corporation (the "Company" or "BVCC") is a diversified financial services holding company for Bay View Bank ("BVB" or the "Bank"), California Thrift & Loan ("CTL"), Bay View Securitization Corporation ("BVSC") and Concord Growth Corporation ("CGC").

     The results of operations and the balance sheet analysis includes the effects of the acquisition of CTL effective June 1, 1996 and the acquisition of CGC effective April 1, 1997. The analysis reflects the Company's restructuring of its reporting for its operations based on business platforms.

      The Company acquired the assets of Ultra Funding, Ltd. ("Ultra") for approximately $750,000 in cash through a newly formed operating subsidiary of BVB, Ultra Funding, Inc. effective October 1, 1997. Prior to October 1, 1997, the Company had a strategic alliance that began in November 1996 with Ultra, an originator of motor vehicle loans, under which the Company had a right of first refusal to purchase all of the motor vehicle installment contracts originated by Ultra which met the Company's underwriting criteria.

Strategic Overview

The Company's Mission Statement

      To build a diversified financial services company by investing in niche businesses with risk-adjusted returns that enhance shareholder value.

The Company's Strategy

      In order to realize the Company's objectives, management is pursuing a strategy that encompasses the following:

      1. De-emphasizing the less profitable elements of the Company's activities by (i) causing the Bank to cease originating new residential mortgage loans, (ii) reducing the Bank's wholesale activities and (iii) selling the business equipment leasing portfolio of CTL.

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

      4. Redeploying such excess capital by investing in businesses intended to generate assets with risk- adjusted yields higher than those typically provided by mortgage loans or by repurchasing shares of the Company's common stock.

      5. Increasing the velocity of capital utilization through the origination of shorter duration assets.

Forward-Looking Statements

      Certain statements included in this Form 10-Q or in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other shareholder communications or in oral statements made with the approval of an authorized executive officer, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and

Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are subject to a number of risks and uncertainties. Any such forward-looking statements should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "are expected to," "will," "will allow," "will continue," "will likely result," "should," "would be," "seeks," "approximately," "intends," "plans," "projects," "estimates" or "anticipates" or similar expressions or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. In addition, all information included herein or therein with respect to projected or future results of operations, financial condition, financial performance or other financial or statistical matters constitute such forward-looking statements. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and that may be incapable of being realized and in some instances are based on consensus estimates of analysts not affiliated with the Company. In that regard, the following factors, among others, could cause actual results and other matters to differ materially from those in such forward-looking statements: increases in defaults by borrowers and other loan delinquencies; increases in the provision for loans losses; failure to consummate the proposed merger (the "merger") of AFEH (as defined herein) into the Company; failure by the Company to realize expected cost savings or revenue enhancements from the merger; deposit attrition, customer loss or revenue loss following the merger; costs or difficulties related to the integration of the businesses of the Company and AFEH and their respective subsidiaries following the merger; changes in the terms of the merger, including the possibility that the Company may have to increase the number of shares of its common stock issued to consummate the merger; the risk that, as a result of the merger, the Company and its subsidiaries (including subsidiaries acquired pursuant to the merger) will become or remain subject to a capital maintenance agreement and an assistance agreement with bank regulatory authorities to which AFEH and its subsidiary, EurekaBank, a Federal Savings Bank, are currently subject; the Company's ability to achieve synergies in the CTL, CGC, Ultra and EurekaBank acquisitions, the Company's ability to sustain or improve the performance of CTL, CGC, Ultra and EurekaBank; the ability to identify suitable future acquisition candidates; changes in interest rates which may, among other things, adversely affect margins; competition in the banking, financial services and related industries; government regulation and tax matters; the outcome of pending or threatened legal or regulatory disputes and proceedings; credit and other risks of lending and investment activities; changes in conditions in the securities markets including the value of the Company's common stock and the ability to repurchase such securities; and changes in regional and national business and economic conditions and inflation. As a result of the foregoing, no assurance can be given as to future results of operations or financial condition or as to any other matters covered by any such forward-looking statements, and the Company wishes to caution investors not to rely on any such forward-looking statements.

      The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

Core Earnings

      The following table illustrates the reconciliation of net income (loss) to core earnings for the periods indicated. Special mention items for the third quarter of 1997 consisted primarily of the previously disclosed and anticipated non-recurring pre-merger costs related to the proposed acquisition of AFEH and its bank subsidiary, EurekaBank. Special mention items are discussed elsewhere herein.

                                                      Three Months Ended                                Nine Months Ended
                                          --------------------------------------------     -----------------------------------------
                                             September 30,           September 30,            September 30,            September 30,
                                                 1997                   1996/(1)/                 1997                   1996/(1)/
                                          --------------------     -------------------     --------------------     ----------------
                                                                         (Dollars in thousands, except
                                                                               per share amounts)
  Net income (loss)                       $           3,064        $          (2,108)      $          12,830        $        6,101
  Special mention items, net of tax                   1,691                    6,791                   1,539                 6,771
                                          ====================     -------------------     --------------------     ----------------
  Core earnings                           $           4,755        $           4,683       $          14,369        $       12,872
                                          ====================     ===================     ====================     ================
  Core earnings per share                 $           0.36         $           0.34        $           1.08         $        0.92
                                          ====================     ===================     ====================     ================

/(1)/ The third quarter of 1996 includes SAIF recapitalization assessment of $11.7 million ($6.7 million after-tax, or $0.48 per share).

Tangible Cash Earnings

      Tangible cash earnings are based on core earnings for each period and exclude charges related to the amortization of intangibles and the Employee Stock Ownership Plan, ("ESOP") as well as charges tied to the market value of the Company's common stock utilized for management incentive plans.

      The following table shows the components of tangible cash earnings for the periods indicated.

                                                         Three Months Ended                            Nine Months Ended
                                             --------------------------------------------     -----------------------------------
                                                September 30,            September 30,          September 30,      September 30,
                                                    1997                     1996                   1997               1996
                                             --------------------    --------------------     ---------------     ---------------
                                                                   (Dollars in thousands, except per share amounts)
  Core earnings                              $           4,755       $           4,683        $      14,369       $     12,872
  Adjustments:
    Amortization of intangibles                            865                     397                2,130              1,304
    ESOP                                                    60                      55                  181                167
    Management incentive plans                               -                     690                  465                690
                                             --------------------    --------------------     ---------------     ---------------
  Tangible cash earnings                     $           5,680       $           5,825        $      17,145       $     15,033
                                             ====================    ====================     ===============     ===============
  Tangible cash earnings per share           $           0.43        $           0.42         $       1.28        $      1.07
                                             ====================    ====================     ===============     ===============
  Tangible cash return on tangible assets                0.73%                   0.69%                0.74%              0.64%
                                             ====================    ====================     ===============     ===============
  Tangible cash return on tangible equity               13.82%                  12.51%               13.04%             10.60%
                                             ====================    ====================     ===============     ===============

Business Platforms

      The Company operates from three distinct business platforms:

     . A Banking/Depository/Wholesale Platform ("Banking Platform") which is comprised primarily of mortgage loans, home equity loans, lines of credit and mortgage-backed securities;

     . A Consumer Finance Platform which is comprised of motor vehicle loans originated by CTL and motor vehicle loans purchased from Ultra (which was subsequently acquired by the Company effective October 1, 1997); and

     . A Commercial Finance Platform which is comprised of loans attributable to asset-based lending and transactional lending (including factoring) activities of CGC.

     As each of the above platforms are funded by the deposits and borrowings of BVB and the debt of BVCC, the cost of funds for each platform is equal to the consolidated cost of funds.

Core Earnings by Business Platform

     Core earnings for the three and nine months ended September 30, 1997 and 1996, by business platform, were as follows:

                                                     Three Months Ended                         Nine Months Ended
                                                     September 30, 1997                        September 30, 1997
                                            -------------------------------------     --------------------------------------
                                                                     Core                                        Core
                                                  Core              Earnings                 Core              Earnings
                                                 Earnings          Per Share               Earnings           Per Share
                                            -------------------------------------     --------------------------------------
                                                            (Dollars in thousands except per share amounts)
    Banking Platform                         $         4,171      $      0.31           $       12,578       $       0.94
    Consumer Finance Platform/(1) (2)/                   500             0.04                    1,365               0.11
    Commercial Finance Platform/(1)/                      84             0.01                      426               0.03
                                            -------------------------------------     --------------------------------------
    Total                                    $         4,755      $      0.36            $      14,369       $       1.08
                                            =====================================     ======================================

                                                     Three Months Ended                         Nine Months Ended
                                                     September 30, 1996                        September 30, 1996
                                            -------------------------------------     --------------------------------------
                                                                      Core                                       Core
                                                  Core              Earnings                 Core              Earnings
                                                 Earnings          Per Share               Earnings           Per Share
                                            -------------------------------------     --------------------------------------
                                                            (Dollars in thousands except per share amounts)
    Banking Platform                          $        3,517      $      0.26            $      11,523         $     0.82
    Consumer Finance Platform/(1) (2)/                 1,166             0.08                    1,349               0.10
    Commercial Finance Platform/(1)/                       -                -                        -                  -
                                            -------------------------------------     --------------------------------------
    Total                                     $        4,683      $      0.34             $     12,872          $    0.92
                                            =====================================     ======================================

/(1)/ The Consumer Finance Platform was acquired on June 14, 1996 and accounted for as a purchase effective June 1, 1996 and the Commercial Finance Platform was acquired on March 17, 1997 and accounted for as a purchase effective April 1, 1997.

/(2)/ The third quarter of 1996 included an approximate $1.8 million (after-tax) benefit associated with the $253 million of motor vehicle loans which were securitized in January 1997 (see discussion elsewhere herein).

Banking Platform Strategies

      The Banking Platform is primarily represented by the operations of BVB which has 27 branches serving primarily the San Francisco Bay Area. Its principal business consists of attracting deposits from the general public and using those deposits, together with borrowings and other funds, to originate loans secured by real estate. Historically, BVB's performance has been negatively impacted by weak retail asset origination (primarily Eleventh District Cost of Funds Index ("COFI")-based, multi-family and single family mortgage products), high general and administrative expenses and also unfavorable interest rate risk exposures. In addition, BVB purchased mortgage-backed securities ("MBS"), which generally had lower yields than mortgage loans, when the Company was unable to acquire sufficient mortgage loans.

      The Banking Platform's strategic focus is designed to reduce wholesale activities (which is primarily composed of a large MBS portfolio funded by borrowings from the Federal Home Loan Bank of San Francisco ("FHLBSF")), reduce interest rate risk through the prepayment of selected high cost borrowings and the execution of interest rate swaps, and expand the retail deposit franchise by focusing on the growth of "transaction accounts" (i.e. checking, savings and money market) instead of higher cost certificates of deposit as a source of financing. As a result, transaction accounts at BVB as a percentage of total retail deposits increased to 28.9% at September 30, 1997 from approximately 21% at year-end 1995.

Change in Name to Bay View Bank

      Marking its transition from a traditional savings institution to a community bank, Bay View Federal Bank changed its name to Bay View Bank, effective March 17, 1997. In conjunction with the name change, the Company changed its Nasdaq stock symbol to "BVCC" from "BVFS", effective May 1, 1997.

Consumer Finance Platform Strategies

      The Consumer Finance Platform is comprised of motor vehicle loans originated by CTL and motor vehicle loans purchased from Ultra. CTL underwrites and purchases motor vehicle loans and has successfully carved out a niche in the increasingly competitive motor vehicle finance industry. The Company acquired CTL in June 1996 and the acquisition was accounted for as a purchase. CTL is headquartered in Covina, California and operates 14 offices throughout California and the western United States. The Company is currently reorganizing CTL such that it will become a subsidiary of the Bank during the fourth quarter of 1997.

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

      In June 1997, CTL sold substantially all of its remaining deposits (approximately $64 million) to BVB. Previously, CTL redeemed the higher cost component (higher than BVB's incremental borrowing cost) of the customer deposits at face value (approximately $267 million) at year-end 1996. The Company is currently in the process of reorganizing CTL such that it will become a subsidiary of the Bank. As a result of the Company's plans to acquire EurekaBank (see discussion elsewhere herein), the Company discontinued the sale and securitization of CTL's motor vehicle loan production.

      A significant source of the Consumer Finance Platform's loan purchases has been a strategic alliance that began in November 1996 with Ultra, an originator of motor vehicle loans, under which the Company had a right of first refusal to purchase all of the motor vehicle installment contracts originated by Ultra which met the Company's underwriting criteria. Effective October 1, 1997, the Company acquired Ultra which became a subsidiary of BVB.

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

      In an acquisition accounted for as a purchase, the purchase price is allocated to assets acquired and liabilities assumed based on their estimated fair values at the time of consummation of the transaction. Based on initial estimates, the aggregate costs exceeded the preliminary estimated fair value of the net assets acquired by approximately $21 million, which was recorded as goodwill and preliminarily amortized over a 15-year period. The purchase accounting valuation is expected to be finalized during the fourth quarter of 1997.

      CGC's corporate vision is to become a preeminent nationwide provider of asset-based financing to small businesses. Management believes that meaningful Commercial Finance Platform expansion opportunities exist due to the highly fragmented nature of the segment of the commercial finance industry which serves small businesses. Although there can be no assurance, the fragmented nature of the industry may allow the Company to expand its market share through internal growth and future acquisitions. CGC has two primary product lines:

 .     Transactional lending

      Transactional lending includes accounts receivable factoring and accounts receivable portfolio financing. At September 30, 1997, these products represented approximately one-third of the total Commercial Finance Platform portfolio with average yields approximating 38%.

 .     Asset-based lending

      Asset-based lending includes loans secured by accounts receivable, inventory, machinery and equipment. At September 30, 1997, these products represented approximately two-thirds of the total Commercial Finance Platform portfolio with average yields approximating 17%.

Acquisition of America First Eureka Holdings, Inc./EurekaBank

      On May 8, 1997, the Company signed a definitive agreement (the "Merger Agreement") to acquire AFEH and AFEH's wholly owned Federal Savings Bank subsidiary, EurekaBank. Under the terms of the definitive agreement, America First Financial Fund 1987-A Limited Partnership (the "Partnership") (Nasdaq:
"AFFFZ"), the sole shareholder of AFEH capital stock, will receive approximately $300 million, comprised of Bay View common stock valued at $210 million (subject to possible adjustment) and cash of $90 million. The $300 million purchase price includes an estimated $65 million being paid for approximately $187 million of tax loss carryforwards.

      As provided in the Merger Agreement, upon consummation of the merger, the Partnership, as the sole stockholder of AFEH, will be entitled to receive in exchange for all of the outstanding AFEH common stock (i) $90 million in cash and (ii) a number of shares of Company common stock having a market value of $210 million, subject to adjustment as described below, based upon the trading price of the Company's common stock during a defined pricing period. Specifically, the number of shares of Company common stock to be issued in the merger will be determined by dividing $210 million by the Average Company Stock Price. The Average Company Stock Price is the average (rounded to four decimal points) of the average closing sale price of one share of Company common stock on the Nasdaq Stock Market for the 20 consecutive full trading days ending on the fifth business day immediately prior to the merger closing date (currently anticipated to be January 2, 1998), but not in excess of $26.00 or less than $21.00 unless (i) the Average Company Stock Price is less than $21.00 (ii) AFEH has given notice of its intention to terminate the Merger Agreement (as permitted by the Merger Agreement upon such an event) and (iii) the Company has made an Adjustment Election, as described in the next paragraph.

      If the Average Company Stock Price is less than $21.00, AFEH shall have the right to terminate the Merger Agreement unless the Company shall make an Adjustment Election. Pursuant to an Adjustment Election, the Company shall agree that the Average Company Stock Price shall be calculated without regard to the $21.00 floor, which would increase, perhaps substantially, the number of shares issued in the merger. For example, if the Average Company Stock Price is $20.00 and an Adjustment Election is made, the number of shares of Company common stock to be issued in the merger will be determined by dividing $210 million by $20.00 (10,500,000 shares).

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

      The acquisition of AFEH/EurekaBank will be accounted for as a purchase and is expected to be completed on January 2, 1998. The purchase price is currently estimated to exceed the fair value of the net assets acquired by approximately $112 million, which the Company preliminarily anticipates amortizing over a 15-year period in connection with the merger. As the $210 million stock portion of the acquisition is, in essence, "fixed" regardless of the Average Company Stock Price, no additional goodwill will be generated as a result of the Average Company Stock Price exceeding $26.00 per share. EurekaBank will be merged into BVB.

Securitization

      In January 1997, $253 million of motor vehicle loans held by CTL were sold and securitized. The gain on sale recognized in the first quarter of 1997 was $925,000, representing the improvement in the fair value of the motor vehicle loans as a result of changes in market interest rates between the acquisition date and the sale date of the motor vehicle loans. The premium from the sale was recorded as part of purchase accounting. The third quarter of 1996 included an approximate $1.8 million (after-tax) benefit associated with the $253 million of motor vehicle loans which were securitized in January 1997.

      The proposed acquisition of EurekaBank, discussed elsewhere herein, is expected to provide the Company with an enhanced and expanded lower cost funding base for its higher-yielding consumer and commercial finance platforms. As a result of this potential significant increase in funding, the Company ceased its planned quarterly securitizations of its motor vehicle portfolio during the second quarter of 1997. The estimated impact of discontinuing securitizations in 1997 is a $5.7 million reduction in income, ($3.3 million after-tax, or $0.25 per share).

Stock Repurchase Program

      In January 1997, the Company approved a $25 million stock repurchase program to redeploy its excess capital and in May 1997, the Company approved an additional $25 million stock repurchase program. During the first half of 1997, the Company repurchased a total of 456,000 shares of its common stock in the open market at an average cost of $27.08. During the third quarter of 1997, the Company purchased an additional 588,000 shares at an average cost of $25.87. Year-to-date, the Company has purchased 1,044,000 shares at an average cost of $26.40. At September 30, 1997 the Company had a remaining authorization to repurchase approximately $22.4 million of its stock, or approximately 730,000 shares based on the market price of $30.50 on October 31, 1997.

     As a result of share repurchases, the Company's outstanding shares of common stock decreased to 12,421,260 at September 30, 1997 from 13,349,270 and 14,203,180 at December 31, 1996 and 1995, respectively.

Issuance of Subordinated Debt

      The Company completed its first public debt offering with the issuance of $100 million in subordinated notes on August 28, 1997. The issuance has a stated coupon of 9.125% and yields 9.225%. The all-in cost of the subordinated debt is approximately 9.6%. The Company intends to use the net proceeds for general corporate purposes, which may include, among other things, the repayment of outstanding indebtedness, investments in or extensions of credit to its subsidiaries, the financing of acquisitions and repurchases, from time to time, of the Company's common stock. The Company also intends to use a portion of the net proceeds to fund part of the $90 million cash portion of the proposed EurekaBank acquisition discussed elsewhere herein.

                              Results of Operations

      Net income for the third quarter of 1997 was $3.1 million, or $0.23 per share. This compares with a net loss of $2.1 million, or $0.15 per share, for the third quarter of 1996. For the first nine months of 1997, net income was $12.8 million, or $0.96 per share, as compared with $6.1 million, or $0.43 per share, for the same period in 1996. The third quarter of 1996 included the SAIF recapitalization assessment of $6.7 million, after-tax, or $0.48 per share.

      Core earnings, excluding special mention items discussed below, were $4.8 million, or $0.36 per share, for the third quarter of 1997. This compares with core earnings of $4.7 million, or $0.34 per share, for the third quarter of 1996, an improvement of $0.02 per share, or 5.9% over the same prior year quarter. Special mention items for the third quarter of 1997 consisted primarily of the previously disclosed and anticipated non-recurring pre-merger costs related to the proposed acquisition of AFEH and its bank subsidiary, EurekaBank. Special mention items for the third quarter of 1996 consisted primarily of the SAIF recapitalization assessment.

     Core earnings were $14.4 million, or $1.08 per share, for the first nine months of 1997. This compares with core earnings of $12.9 million, or $0.92 per share, for the first nine months of 1996, an improvement of $0.16 per share, or 17.4% over the same prior year period.

      The improvement in earnings over prior periods is the result of the Company's continued expansion of net interest margin, as well as the impact of share repurchases. Net interest margin has continued to increase quarter-to-quarter to 2.94% for the third quarter of 1997 compared to 2.74% for the third quarter of 1996. This improvement in margin reflects a continued strategic shift in the balance sheet from commodity oriented, real estate-based assets to consumer and commercial loans with higher risk-adjusted yields. These higher yields, combined with BVB's low cost deposit-based funding platform, were the primary factors driving the improvement.

Special Mention Items

      The net income for the periods indicated below contained certain items which deserve special mention and are excluded from net income to arrive at core earnings.

Third Quarter 1997
------------------

      In conjunction with the proposed acquisition of EurekaBank, the Company has previously disclosed that it expects to incur pre-merger expenses of $5 million ($2.9 million after-tax, or $0.22 per share). During the third quarter, the Company incurred $2.9 million of such pre-merger expenses ($1.7 million after-tax, or $0.13 per share impact on net income for the quarter).

 .     $1.1 million payment to the senior debt holders. The $50 million senior debt, issued in May 1996, contained certain covenants, including restrictions on stock repurchases. In conjunction with the proposed acquisition of EurekaBank, the Company negotiated covenant modifications with the senior debt holders to allow the repurchase of additional shares of stock.

 .     $900,000 in additional costs incurred by the Company in planning for the proposed EurekaBank acquisition, as well as "ramping up" the Company's operations in anticipation of the merger.

 .     $450,000 write-off of deferred expenses related to a shelf registration statement on Form S-3 for $500 million of automobile receivable-backed securities filed with the Securities and Exchange Commission in November 1996. With the Company's decision in 1997 to cease securitization of motor vehicle loans, the Company wrote-off the remaining deferred expenses.

 .    $460,000 in carrying costs related to the anticipated issuance of subordinated debt. The Company had entered into $110 million of Treasury rate lock agreements to hedge the anticipated issuance of subordinated debt. The Treasury rate lock agreements guaranteed a stated rate for a stated period of time and the Company paid the difference between the lock rate and the effective Treasury rate on the settlement date. Of the $750,000 paid by the Company, approximately $290,000 was deferred and will be recognized as an adjustment of net interest expense over the life of the subordinated debt.

Second Quarter 1997
-------------------

     The impact of the following items was a net benefit of $300,000 ($173,000 after-tax, or $0.01 per share).

 .    $400,000 benefit associated with the decision to cease the BISYS conversion and remain with Fiserv (the current processor for BVB and EurekaBank).

 .    $100,000 expense accrual for long-term incentive plan awards due to an increase in the Company's stock price.

First Quarter 1997
------------------

     The after-tax net impact of the following items essentially offset each other.

 .    $700,000 expense accrual for long-term incentive plan awards due to an increase in the Company's stock price.

 .    $415,000 recovery related to a real estate joint venture previously written-off.

 .    $250,000 credit to income relating to the reversal of an accrual for the termination of BVB's data processing contract discussed above.

Year-to-Date 1997
-----------------

     The impact of special mention items during the first nine months was a net expense of $2.6 million ($1.5 million after-tax, or $0.12 per share).

Third Quarter 1996
------------------

     The impact of the following items was a net expense of $11.8 million ($6.8 million after-tax, or $0.49 per share).

 .    $3.2 million gain from the sale of and income received from certain real estate owned properties.

 .    $1.4 million of enhanced profitability resulting from purchase accounting valuations associated with the CTL assets being held-for-sale.

 .    $11.7 million SAIF recapitalization assessment.

 .    $2.0 million accrual for termination of data processing contracts and an additional write-down for computer hardware relating to the Company's long-term information services technology agreement with BISYS Group, Inc.

 .    $1.3 million loss accrual for lease obligations in excess of related sublease rentals resulting from unfavorable lease agreement terms.

 .    $1.2 million expense accrual for long-term incentive plan awards.

 .    $210,000 accrual for downsizing loan operations and relocation of administrative functions.

Second Quarter 1996
-------------------

     The impact of the following items was a net expense of $155,000 ($90,000 after-tax, or $0.01 per share).

 .    $770,000 gain from the sale of and income received from certain real estate owned properties.

 .    $500,000 write-down due to the sale of the corporate office complex.

 .    $425,000 write-down related to certain computer hardware and software due to systems conversion.

First Quarter 1996
------------------
     The impact of the following items was a net benefit of $190,000 ($109,000 after-tax, or $0.01 per share).

 .    $800,000 gain from the sale of and income received from certain real estate owned properties.

 .    $350,000 write-off of core deposit intangibles and fixed assets due to a branch closure.

 .    $260,000 loss resulting from the sale of approximately $24 million of mortgage-backed securities from the available-for-sale portfolio.

Year-to-Date 1996
-----------------
     The impact of special mention items during the first nine months was a net expense of $11.8 million ($6.8 million after-tax, or $0.49 per share). Excluding the SAIF recapitalization assessment, special mention items essentially offset each other for the nine months ended September 30, 1996.

Net Interest Income

     Consolidated net interest income for the third quarter of 1997 was $22.4 million as compared with $22.9 million for the third quarter of 1996. Net interest income for the third quarter of 1996 included an approximate $1.8 million (after-tax) benefit associated with the $253 million of motor vehicle loans which were securitized in January 1997 (see discussion elsewhere herein). The consolidated net interest margin for the third quarter of 1997 was 2.94%, up 20 basis points as compared to 2.74% for the same prior year period. The improvement in the consolidated net interest margin over the prior year period was primarily due to the impact of the higher-yielding assets from the consumer and commercial finance platforms, as well as the purchase of approximately $70 million in home equity loans during the quarter, combined with BVB's lower cost deposits. This was partially offset, however, by the interest expense on the $100 million in subordinated notes, discussed elsewhere herein, issued in August 1997.

     Excluding the incremental cost of the subordinated notes, estimated at $200,000 (after-tax) based on the amount of time the notes were outstanding during the quarter, or 1.5 cents per share, net interest margin for the quarter would have been 2.99%, an increase of 5 basis points over the actual net interest margin of 2.94%. The impact of the incremental cost of the subordinated notes for an entire quarter is estimated at $600,000 (after-tax), or $0.05 per share and decreases net interest margin by approximately 13 basis points.

      Consolidated net interest income for the first nine months of 1997 was $65.2 million as compared with $57.9 million for the first nine months of 1996, an increase of $7.3 million over the prior year period. The consolidated net interest margin for the first nine months of 1997 was 2.84%, up 33 basis points as compared to 2.51% for the same prior year period.

      A summary of consolidated net interest income and net interest margins follows:


                                                                    Three Months Ended
                                        ---------------------------------------------------------------------------
                                                September 30, 1997                       September 30, 1996
                                        ----------------------------------       ----------------------------------
                                              Net                Net                   Net                Net
                                           Interest           Interest              Interest            Interest
                                            Income             Margin                Income              Margin
                                        ---------------    ---------------       ----------------    --------------
                                                                   (Dollars in thousands)
Banking Platform                        $     16,873            2.42%            $     18,261             2.42%

Consumer Finance Platform/(1)/                 3,041            6.36                    4,617             5.94

Commercial Finance Platform/(1)/               2,454           18.74                      N/A               N/A
                                        ---------------    ---------------       ----------------    --------------

Total                                   $     22,368            2.94%            $     22,878             2.74%
                                        ===============    ===============       ================    ==============

                                                                     Nine Months Ended
                                        ---------------------------------------------------------------------------
                                               September 30, 1997                        September 30, 1996
                                        ---------------------------------        ----------------------------------
                                             Net                Net                    Net                Net
                                           Interest          Interest               Interest            Interest
                                            Income            Margin                 Income              Margin
                                        --------------    ---------------        ---------------     --------------
                                                                  (Dollars in thousands)
Banking Platform                        $     53,039           2.47%             $     51,744             2.34%

Consumer Finance Platform/(1)/                 7,145           5.73                     6,186             6.13

Commercial Finance Platform/(1)/               5,006          19.56                       N/A               N/A
                                        --------------    ---------------        ---------------     --------------

Total                                   $     65,190           2.84%             $     57,930             2.51%
                                        ==============    ===============        ===============     ==============

/(1)/The Consumer Finance Platform was acquired effective June 1996 and the
     Commercial Finance Platform was acquired effective April 1997.

Banking Platform
----------------

      The banking platform's third quarter 1997 and 1996 net interest margin was
2.42. The banking platform's margin benefited from a lower cost of funds related to retail deposits and the $70 million in higher-yielding home equity loans purchased during the quarter. The net interest margin, however, was reduced by the interest expense related to the issuance of the $100 million in subordinated notes in August 1997.

      Net interest margin for the first nine months of 1997 was 2.47%, an increase of 13 basis points as compared to the net interest margin of 2.34% for the first nine months of 1996. The improvement in margin for the nine-month period over the prior year period is due primarily to the lower cost of funds related to retail deposits discussed above.

Consumer Finance Platform
-------------------------

      The consumer finance platform's third quarter 1997 net interest margin was 6.36% as compared to 5.94% for the third quarter of 1996. The increase in margin over the prior year period was a result of continued originations and purchases of higher-yielding motor vehicle loans. Net interest margin for the first nine months of 1997 was 5.73%, a decrease of 40 basis points as compared to the net interest margin of 6.13% for the first nine months of 1996. The decrease was primarily due to the securitization of the $253 million motor vehicle loan portfolio in January 1997. The third quarter of 1996 included an approximate $1.8 million (after-tax) benefit associated with the loans which were securitized.

      A significant source of the consumer finance platform's loan purchases has been a strategic alliance that began in November 1996 with Ultra, an originator of motor vehicle loans, under which the Company had a right of first refusal to purchase all of the motor vehicle installment contracts originated by Ultra which met the Company's underwriting criteria. Effective October 1, 1997, the Company acquired Ultra.

Commercial Finance Platform
---------------------------

      The commercial finance platform's third quarter 1997 net interest margin was 18.74%. This platform was created as a result of the acquisition of CGC in March 1997 and was accounted for as a purchase effective April 1, 1997. Year-to-date net interest margin was 19.56%. The decrease in net interest margin for this platform during the third quarter is a result of the increasingly competitive nature of the commercial finance business which translates to lower margins.

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


                                                                         AVERAGE BALANCES, YIELDS AND RATES PAID
                                              --------------------------------------------------------------------------------------
                                                               Three Months Ended                        Three Months Ended
                                                               September 30, 1997                        September 30, 1996
                                              -----------------------------------------   ------------------------------------------


                                                   Average                    Average      Average                        Average
                                                   Balance      Interest    Yield/Rate     Balance          Interest     Yield/Rate
                                              -------------   -----------   -----------   -------------    ----------    -----------
                                                                               (Dollars in Thousands)
Assets
------
Interest-earning assets:
  Loans receivable                            $  2,377,046    $  50,674         8.51%     $  2,590,939    $  53,839         8.30%
  Mortgage-backed securities/(1)/                  523,049        8,374         6.40           639,918       10,294         6.43
  Investments                                      161,594        2,689         6.56           125,868        1,895         5.96
                                              -------------   -----------   -----------   -------------   -----------    -----------
Total interest-earning assets                    3,061,689    $  61,737         8.05%        3,356,725    $  66,028         7.86%
                                                              ===========   ===========                   ===========    ===========

Other assets                                        98,376                                      53,934
                                              -------------                               -------------
Total assets                                  $  3,160,065                                $  3,410,659
                                              =============                               =============

Liabilities and Stockholders' Equity
------------------------------------
Interest-bearing liabilities:
  Customer deposits                           $  1,591,239    $  18,599         4.63%     $  2,141,809    $  27,001         5.02%
  Borrowings/(2)/                                1,320,455       20,770         6.26         1,026,745       16,149         6.26
                                              -------------  ------------   -----------   -------------   -----------    -----------
Total interest-bearing liabilities               2,911,694    $  39,369         5.37%        3,168,554    $  43,150         5.42%
                                                              ===========   ===========                   ===========    ===========

Other liabilities                                   53,058                                      38,240
                                              -------------                               -------------
Total liabilities                                2,964,752                                   3,206,794
Stockholders' equity                               195,313                                     203,865
                                              =============                               =============
Total liabilities and stockholders' equity    $  3,160,065                                $  3,410,659
                                              =============                               =============

Net interest income/net interest spread                       $  22,368         2.68%                     $  22,878         2.44%
                                                              ===========   ===========                   ===========    ===========


Net interest earning assets                   $    149,995                                $    188,171
                                              -------------                               -------------

Net interest margin/(3)/                                                        2.94%                                       2.74%
                                                                            ===========                                  ===========


/(1)/ Average balances and yields for mortgage-backed securities available for sale are based on historical amortized cost.
/(2)/ Interest expense for borrowings includes interest expense on interest rate swaps of $533,000 and $808,000 for the three months ended September 30, 1997 and 1996, respectively.
/(3)/ Annualized net interest income divided by average interest-earning assets.

                                                                      AVERAGE BALANCES, YIELDS AND RATES PAID
                                             --------------------------------------------------------------------------------------
                                                         Nine Months Ended                           Nine Months Ended
                                                         September 30, 1997                          September 30, 1996
                                             -----------------------------------------   ------------------------------------------
                                                Average                      Average         Average                      Average
                                                Balance        Interest     Yield/Rate       Balance         Interest    Yield/Rate
                                             -------------   ------------   ----------   ---------------    -----------  ----------
                                                                              (Dollars in Thousands)
Assets
------
Interest-earning assets:
  Loans receivable                           $  2,351,527    $  145,744        8.26%      $   2,292,744     $  139,167     8.09%
  Mortgage-backed securities/(1)/                 545,500        26,453        6.47             670,288         32,257     6.42
  Investments                                     148,623         7,122        6.30             116,611          5,108     5.77
                                             ------------    ----------      -------      -------------     ----------    ------
Total interest-earning assets                   3,045,650    $  179,319        7.84%          3,079,643     $  176,532     7.64%
                                                             ==========      =======      =============     ==========    ======
Other assets                                       65,771                                        79,275
                                             ============                                 =============
Total assets                                 $  3,111,421                                 $   3,158,918
                                             ============                                 =============

Liabilities and Stockholders' Equity
------------------------------------
Interest-bearing liabilities:
  Customer deposits                          $  1,638,520    $   56,723        4.63%      $   1,956,394     $   74,712     5.10%
  Borrowings/(2)/                               1,228,125        57,405        6.23             946,486         43,890     6.15
                                             ------------    ----------      -------      -------------     ----------    ------
Total interest-bearing liabilities              2,866,645    $  114,128        5.32%          2,902,880     $  118,602     5.44%
                                                             ==========      =======      =============     ==========    ======
Other liabilities                                  49,411                                        51,068
                                             ------------                                 -------------
Total liabilities                               2,916,056                                     2,953,948
Stockholders' equity                              195,365                                       204,970
                                             ------------                                 -------------
Total liabilities and stockholders' equity   $  3,111,421                                 $   3,158,918
                                             ============                                 =============

Net interest income/net interest spread                      $   65,191        2.52%                        $   57,930     2.20%
                                                             ==========      =======                        ==========    ======

Net interest earning assets                  $    179,005                                 $     176,763
                                             ============                                 =============

Net interest margin/(3)/                                                       2.84%                                       2.51%
                                                                              ======                                      ======

/(1)/ Average balances and yields for mortgage-backed securities available for sale are based on historical amortized cost.
/(2)/ Interest expense for borrowings includes interest expense on interest rate swaps of $2.1 million and $1.8 million for the nine months ended September 30, 1997 and 1996, respectively.
/(3)/ Annualized net interest income divided by average interest-earning assets.

Interest Income

Interest Income on Loans Receivable

     Interest income on loans was $50.7 million and $53.8 million for the third quarters of 1997 and 1996, respectively. Interest income on loans was $145.7 million and $139.2 million for the first nine months of 1997 and 1996, respectively. The following table is a summary of interest income on loans:

                                                                       Three Months Ended
                                         -------------------------------------------------------------------------------
                                                September 30, 1997                            September 30, 1996
                                         ----------------------------------           ----------------------------------
                                                                 Weighted                                     Weighted
                                                                 Average                                       Average
                                           Amounts                Yield                 Amounts                 Yield
                                         -----------           ------------           -----------           ------------
                                                                     (Dollars in thousands)
Banking Platform                         $    42,410               7.92%              $    45,246                7.93%
Consumer Finance Platform/(1)/                 5,141              11.08                     8,593               11.06
Commercial Finance Platform/(1)/               3,123              23.85                         -                   -
                                         -----------           ---------              -----------           ----------
Total                                    $    50,674               8.51%              $    53,839                8.30%
                                         ===========           =========              ===========           ==========

                                                                        Nine Months Ended
                                         -------------------------------------------------------------------------------
                                                September 30, 1997                            September 30, 1996
                                         ----------------------------------           ----------------------------------
                                                                 Weighted                                     Weighted
                                                                 Average                                       Average
                                           Amounts                Yield                 Amounts                 Yield
                                         -----------           ------------           -----------           ------------
                                                                      (Dollars in thousands)
Banking Platform                         $   126,830               7.83%              $   127,820                7.90%
Consumer Finance Platform/(1)/                12,617              10.60                    11,347               11.24
Commercial Finance Platform/(1)/               6,297              24.61                         -                   -
                                         -----------           ---------              -----------           ----------
    Total                                $   145,744               8.26%              $   139,167                8.09%
                                         ===========           =========              ===========           ==========

/(1)/ The Consumer Finance Platform was acquired effective June 1996 and the
      Commercial Finance Platform was acquired effective April 1997.

Banking Platform
----------------

      The decrease in loan yields (primarily mortgage loans) for the nine month period ended September 30, 1997 as compared to the same prior year period was primarily due to the repricing of a significant portion of loans indexed to COFI and partially offset, to a lesser extent, by the repricing of loans indexed to the one-year Treasury note. The average monthly COFI for the nine months ended September 30, 1997 decreased approximately 17 basis points as compared with the prior year period, which impacted the adjustable rate mortgages indexed to the COFI.

Consumer Finance Platform
-------------------------

      The decrease in motor vehicle loan yields for the nine month period ended September 30, 1997 as compared to the same prior year period was primarily due to the sale of the $253 million motor vehicle loan portfolio in January 1997 to BVSC and the impact of loans purchased from Ultra which were at lower average yields than the motor vehicle loans originated by CTL.

Commercial Finance Platform
---------------------------

      The commercial loan yields for the third quarter of 1997 were 23.85%. This platform was created as a result of the acquisition of CGC in March 1997 and was accounted for as a purchase effective April 1, 1997. Year-to-date 1997 yields were 24.61%. The decrease in loan yields for this platform during the third quarter is a result of the increasingly competitive nature of this business which translates to lower margins.

Interest Income on Mortgage-backed Securities

      Interest income on the Company's mortgage-backed securities ("MBS") was $8.4 million and $10.3 million for the third quarters of 1997 and 1996, respectively. Interest income on MBS was $26.5 million and $32.3 million for the first nine months of 1997 and 1996, respectively. The decrease in interest income on MBS for both the three and nine month periods ended September 30, 1997 was primarily attributable to lower average balances due to sales and principal amortization. There were no MBS purchased in 1996 or 1997. Management has sought to restructure the balance sheet and de-emphasize the Company's wholesale investment and borrowing activities.

Interest and Dividends on Investments

      Interest and dividend income from the Company's investment portfolio was $2.7 million and $1.9 million for the third quarters of 1997 and 1996, respectively. Interest and dividend income from the Company's investment portfolio was $7.1 million and $5.1 million for the first nine months of 1997 and 1996, respectively. The increase in interest and dividend income from investments for both the three and nine month periods ended September 30, 1997 as compared to the same prior year periods was primarily due to the impact of higher average balances and higher yields on investments.

Interest Expense

Interest Expense on Customer Deposits

      Interest expense on the Company's customer deposits was $18.6 million and $27.0 million for the third quarters of 1997 and 1996, respectively. Interest expense on customer deposits was $56.7 million and $74.7 million for the first nine months of 1997 and 1996, respectively. The decrease in interest expense for both the three and nine month periods ended September 30, 1997 as compared to the same prior year periods was due to lower average customer deposit balances and lower cost of retail deposits.

     The lower average customer deposit balances for both the three and nine month periods ended September 30, 1997 as compared to the prior year periods was a result of pricing strategies and the redemption of the higher-cost component of CTL deposits (approximately $267 million) at year-end 1996.

      The decrease in the Company's cost of retail deposits was primarily due to favorable repricing of certificates of deposit and an increase in transaction accounts which are typically at lower rates than certificates of deposit. The cost of retail deposits at September 30, 1997 in BVB was 4.62% which included the retail deposits of CTL (at a higher cost than BVB's retail deposits) sold to BVB in June 1997. The cost of retail deposits was 28 basis points below COFI of 4.90% at September 30, 1997 as compared to 18 basis points below COFI at September 30, 1996. Also, CTL redeemed the higher cost component (higher than BVB's incremental borrowing cost at the time) of these deposits (approximately $267 million) at face value at year-end 1996. Transaction accounts as a percentage of total retail deposits were 28.9% at September 30, 1997 as compared to 30.3% and 21.3% at December 31, 1996 and 1995, respectively.

      The following table compares BVB's cost of retail deposits to COFI as of the dates indicated:

                           September 30,            December 31,            September 30,
                               1997                    1996                    1996
                          --------------          ---------------         ----------------
Cost of retail deposits        4.62%                   4.60%                    4.66%
COFI                           4.90                    4.84                     4.84
                          --------------          ---------------         ----------------
Spread below COFI             (0.28)%                 (0.24)%                  (0.18)%
                          ==============          ===============         ================

Interest Expense on Borrowings

     Interest expense on the Company's borrowings was $20.8 million and $16.1 million for the third quarters of 1997 and 1996, respectively. Interest expense on borrowings was $57.4 million and $43.9 million for the first nine months of 1997 and 1996, respectively.

      The increase in interest expense on borrowings for both the three and nine month periods ended September 30, 1997 was primarily due to higher average balances arising from a decrease in average customer deposits. The interest expense on borrowings for the first nine months of 1996 reflects the impact of the prepayment of $190 million of higher cost borrowings in the fourth quarter of 1995 which were replaced with short-term lower cost borrowings. In conjunction with the prepayment of these borrowings, the Company entered into interest rate swap agreements to provide interest rate risk protection for the short-term lower cost borrowings by matching the floating interest rate characteristics and lengthening their maturities. Also, in May 1996, the Company issued $50 million in Senior Debentures due 1999 (the "Senior Debentures") yielding 8.42% (all-in cost was 8.91% annualized). Additionally, in August 1997, the Company issued $100 million in Subordinated Notes (the "Subordinated Notes") yielding 9.225% (all-in cost was 9.6% annualized).

Changes in Rate and Volume

      The following table sets forth the changes in net interest income due to changes in the rate and volume of the Company's interest-earning assets and interest-bearing liabilities for the three and nine months ended September 30, 1997 and 1996. The variances include the effects of the acquisition of CTL beginning June 1996 and CGC beginning April 1997. Changes in rate and volume which cannot be segregated (changes in weighted average interest rate multiplied by average portfolio balance) have been allocated proportionately between the change in rate and the change in volume.

                                             Rate                Volume                 Total
                                           Variance             Variance              Variance
                                        --------------      ----------------       --------------
                                               Three Months Ended September 30, 1997 vs 1996
                                                         (Dollars in thousands)
Interest income:
   Loans                                $       1,448       $        (4,613)       $      (3,165)
   Mortgage-backed securities                     (49)               (1,871)              (1,920)
   Investments                                    226                   568                  794
                                        --------------      ----------------       --------------
                                                1,625                (5,916)              (4,291)
                                        --------------      ----------------       --------------
Interest expense:
   Customer deposits                           (1,855)               (6,547)              (8,402)
   Borrowings                                       1                 4,620                4,621
                                        --------------      ----------------       --------------
                                               (1,854)               (1,927)              (3,781)
                                        --------------      ----------------       --------------
Net interest income                     $       3,479       $        (3,989)       $        (510)
                                        ==============      ================       ==============


                                          Rate                       Volume                      Total
                                        Variance                    Variance                   Variance
                                      -----------------        -------------------        ------------------
                                                Nine Months Ended September 30, 1997 vs 1996
                                                           (Dollars in thousands)
Interest income:
   Loans                              $      2,968             $      3,609               $       6,577
   Mortgage-backed securities                  249                   (6,053)                     (5,804)
   Investments                                 514                    1,500                       2,014
                                      -----------------        -------------------        ------------------
                                             3,731                     (944)                      2,787
                                      -----------------        -------------------        ------------------
Interest expense:
   Customer deposits                        (6,570)                 (11,419)                    (17,989)
   Borrowings                                  353                   13,162                      13,515
                                      -----------------        -------------------        ------------------
                                            (6,217)                   1,743                      (4,474)
                                      -----------------        -------------------        ------------------
Net interest income                   $      9,948             $     (2,687)              $       7,261
                                      =================        ===================        ==================

Provision for Losses on Loans

      The provision for losses on loans was $651,000 for the third quarter of 1997 as compared to $433,000 for the same period in 1996. The provision for losses on loans was $1.8 million for the first nine months of 1997 as compared to $1.9 million for the same period in 1996. See the "Balance Sheet Analysis - Allowance for Losses on Loans" discussed elsewhere herein.

Noninterest Income

      Noninterest income for the third quarter of 1997 was $2.6 million as compared to $2.9 million for the same period in the prior year. Noninterest income for the first nine months of 1997 was $9.9 million as compared to $7.2 million for the same period in the prior year. Excluding special mention items, noninterest income was $3.5 million and $10.8 million for the three and nine months ended September 30, 1997, respectively. The increase in noninterest income, excluding special mention items, for both the three and nine month periods ended September 30, 1997 as compared to the same prior year periods was primarily due to an increase in loan fees attributable to commercial finance assets due to the acquisition of CGC effective April 1, 1997. Also, during the first quarter of 1997, CTL sold $253 million of motor vehicle loans to BVSC and the premium arising from the sale of the motor vehicle loans to BVSC was recorded as part of the purchase accounting valuations related to the acquisition of CTL. A gain of $925,000 was recorded in the statement of operations due to the improvement in the fair value of the motor vehicle loans as a result of changes in market interest rates between the acquisition date and the sale date of the motor vehicle loans. During the first quarter of 1996, BVB sold $24.2 million of its mortgage-backed securities from its available for sale portfolio and recorded a loss of $262,000.

Sale and Securitization of Motor Vehicle Loans

      In November 1996, BVSC filed with the Securities and Exchange Commission a shelf registration statement on Form S-3 for $500 million of motor vehicle receivable-backed securities. During the first quarter of 1997, $253 million of motor vehicle loans were sold and securitized. As a result of the Company's plans to acquire EurekaBank (see discussion elsewhere herein), the Company discontinued the sale and securitization of CTL's motor vehicle loan portfolio.

Noninterest Expense

General and Administrative Expenses

      General and administrative expenses were $18.6 million and $19.8 million for the third quarters of 1997 and 1996, respectively, and included certain special mention items (see "Special Mention Items" discussed elsewhere herein). Excluding special mention items, general and administrative expenses were $16.6 million and $15.1 million for the third quarter of 1997 and 1996, respectively. General and administrative expenses were $49.4 million and $43.8 million for the first nine months of 1997 and 1996, respectively. Excluding special mention items, general and administrative expenses were $47.3 million and $38.2 million for the first nine months of 1997 and 1996, respectively. The higher general and administrative expenses for both the three and nine month periods ended September 30, 1997 were attributable to the impact of the acquisitions of CTL and CGC.

      The following is a summary of general and administrative expenses (excluding special mention items) for the periods indicated:

                                             Three Months Ended                                  Nine Months Ended
                               -----------------------------------------------     ----------------------------------------------
                                   September 30,              September 30,             September 30,            September 30,
                                      1997                         1996                    1997                      1996
                               ---------------------     ---------------------     --------------------     ---------------------
                                                                    (Dollars in thousands)
   The Company and BVB         $     11,200                $     10,728              $     32,591             $     32,143
   CTL/(1)/                           3,364                       4,400                    10,649                    6,028
   CGC/(1)/                           2,028                           -                     4,035                        -
                               ---------------------     ---------------------     --------------------     ---------------------
      Total                    $     16,592                $     15,128              $     47,275             $     38,171
                               =====================     =====================     ====================     =====================

      The following table summarizes the ratio of general and administrative expenses (excluding special mention items) to average assets (including securitized assets).

                                                    Three Months Ended                                  Nine Months Ended
                                      -----------------------------------------------     ----------------------------------------
                                          September 30,             September 30,             September 30,         September 30,
                                             1997                      1996                      1997                   1996
                                      ---------------------     ---------------------     --------------------     ---------------
   Banking Platform
      (includes the Company)                1.72%                     1.63%                     1.70%                    1.57%
   Consumer Finance Platform/(1)/           2.27                      3.35                      2.36                     3.38
   Commercial Finance Platform/(1)/        11.20                         -                     11.74                        -
                                      ---------------------     ---------------------     --------------------     ---------------
      Total                                 1.99%                     1.80%                     1.91%                    1.75%
                                      =====================     =====================     ====================     ===============

(1) The Consumer Finance Platform was acquired effective June 1996 and the Commercial Finance Platform was acquired effective April 1997.

SAIF Recapitalization Special Assessment

      Federal legislation to recapitalize and fully fund the Savings Association Insurance Fund ("SAIF") was signed into law on September 30, 1996. Customer deposits for BVB are SAIF-insured and as a result of the legislation, BVB was required to pay a one-time special assessment of $11.7 million pre-tax ($6.7 million after tax or $0.48 per share). The legislation had no effect on CTL, as its deposits were insured under the Bank Insurance Fund (BIF).

Income from Real Estate Owned and Net Provision/Recovery of Losses on
Real Estate

      Income from real estate owned operations and net provision/recovery of losses on real estate were $21,000 and $3.1 million for the third quarters of 1997 and 1996, respectively. Income from real estate owned operations and net provision/recovery of losses on real estate owned were $638,000 and $4.9 million for the first nine months of 1997 and 1996, respectively. The decreases for both the three and nine month periods ended September 30, 1997 were primarily due to gains from the sale of and higher income received from real estate owned properties in the same prior year periods.

Amortization and Write-down of Intangibles

      The amortization and write-down of intangible assets were $1.0 million and $524,000, for the third quarters of 1997 and 1996, respectively. The amortization and write-down of intangible assets were $2.7 million and $1.9 million for the first nine months of 1997 and 1996, respectively. The higher amortization of intangibles in 1997 as compared to 1996 was due to the amortization of goodwill arising from the acquisitions of CTL and CGC. During 1996, core deposit intangibles of $270,000 were written-off due to a decision to close one of BVB's branches.

Income Tax Expense (Benefit)

      Income tax expense (benefit) was $1.6 million and ($1.5) million for the three months ended September 30, 1997 and 1996, respectively and $9.0 million and $4.6 million for the nine months ended September 30, 1997. The decrease in the effective tax rate to 41.1% for the nine months ended September 30, 1997 from 43.2% for the nine months ended September 30, 1996 is primarily due to benefits resulting from enterprise zone tax credits as well as the finalization of recent tax audits.

                            Balance Sheet Analysis

     The consolidated assets of the Company were $3.2 billion and $3.3 billion as of September 30, 1997 and December 31, 1996, respectively. The decrease in total assets was primarily due to the sale and securitization of $253 million of motor vehicle loans as well as share repurchases in 1997.

Securities

     The Company invests in high-quality mortgage-backed securities ("MBS"), primarily issued by the Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and Government National Mortgage Association ("GNMA").

     The securities portfolio at September 30, 1997 and December 31, 1996 was as follows:

                                               September 30, 1997                              December 31, 1996
                                    -----------------------------------------      -------------------------------------------
                                        Amortized                Fair                   Amortized                 Fair
                                          Cost                   Value                     Cost                   Value
                                    ------------------    -------------------      --------------------    -------------------
                                                                     (Dollars in thousands)
Available for sale
------------------
Investment securities               $          4,909      $           4,909        $          13,792       $          13,802
Mortgage-backed securities:
   FHLMC, FNMA and GNMA                       77,005                 76,019                   84,401                  83,154
                                    ------------------    -------------------      --------------------    -------------------
                                              81,914                 80,928                   98,193                  96,956
                                    ------------------    -------------------      --------------------    -------------------
Held to maturity
----------------
Investment securities                         15,352                 15,364                   15,204                  15,112
Mortgage-backed securities:
   FHLMC, FNMA, GNMA
   and other                                 437,146                433,133                  494,459                 483,461
                                    ------------------    -------------------      --------------------    -------------------
                                             452,498                448,497                  509,663                 498,573
                                    ------------------    -------------------      --------------------    -------------------

                                    $        534,412      $         529,425        $         607,856       $         595,529
                                    ==================    ===================      ====================    ===================

      There were no MBS sold during the first nine months of 1997. Total MBS sold during the first nine months of 1996 was $27.7 million. The sale of MBS in 1996 was consistent with management's strategic focus to restructure the balance sheet and de-emphasize the Company's wholesale investment and borrowing activities. There were no MBS purchases in 1996 or 1997.

Loans and Real Estate Owned

      The following is a summary of the Company's loan portfolio, which includes loans held for sale, at September 30, 1997 and December 31, 1996.


                                                           September 30, 1997           December 31, 1996
                                                          ----------------------       ---------------------
                                                                       (Dollars in thousands)
Banking Platform:
   Single family mortgages                                     $   594,439                  $   692,086
   Multifamily mortgages                                         1,047,287                    1,048,291
   Commercial real estate                                          362,895                      381,822
                                                          ----------------------       ---------------------
                                                                 2,004,621                    2,122,199
   Consumer (including home equity)                                131,072                       68,018
                                                          ----------------------       ---------------------
                                                                 2,135,693                    2,190,217
Consumer Finance Platform:
   Motor vehicle loans                                             229,385                      315,439
Commercial Finance Platform:
   Commercial loans                                                 50,946                            -
                                                          ----------------------       ---------------------
   Gross loans receivable                                        2,416,024                    2,505,656
Advances to borrowers                                                1,822                        1,173
Deferred fees, premiums and discounts                                3,625                       (3,099)
Allowance for loan losses                                          (39,139)                     (29,013)
                                                          ----------------------       ---------------------
   Net loans receivable                                        $ 2,382,332                  $ 2,474,717
                                                          ======================       =====================

     Management's strategy is to supplement its loan production with purchases of higher yielding loans. The following is a summary of loan originations and loan purchases for the periods indicated:


                                                       Three Months Ended                            Nine Months Ended
                                                         September 30,                                 September 30,
                                            -----------------------------------------     -----------------------------------------
                                                  1997                     1996                   1997                   1996
                                            ------------------     ------------------     ------------------    -------------------
                                                                        (Dollars in thousands)
Loan Originations:
Real estate                                       $ 40,593              $ 78,725              $111,177              $188,125
Motor vehicle/(1)/                                  50,649                41,055               133,496                52,594
Commercial/(1)/                                      9,260                     -                13,953                     -
Other                                                4,767                11,850                15,582                20,732
                                                  --------              --------              --------              --------
   Total originations                             $105,269              $131,630              $274,208              $261,451
                                                  ========              ========              ========              ========

Loan Purchases:
Real estate                                       $  1,062              $ 12,206              $ 50,544              $ 37,810
Home equity                                         69,996                     -                69,996                     -
Motor vehicle/(1)/                                  39,870                16,757                85,682                28,033
                                                  --------              --------              --------              --------
   Total purchases                                $110,928              $ 28,963              $206,222              $ 65,843
                                                  ========              ========              ========              ========
   Total originations and purchases               $216,197              $160,593              $480,430              $327,294
                                                  ========              ========              ========              ========

/(1)/ The Consumer Finance Platform was acquired effective June 1996 and the Commercial Finance Platform was acquired effective April 1997.

      The motor vehicle loan purchases were from Ultra. The Company acquired Ultra effective October 1, 1997.

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

      The following table summarizes the Company's nonperforming assets and troubled debt restructurings:


                                             September 30,             December 31,             December 31,
                                                  1997                     1996                     1995
                                          ---------------------    ---------------------    ---------------------
                                                                  (Dollars in thousands)
Nonaccrual loans                          $        10,922          $       16,125           $       10,755
Real estate owned                                   7,510                   7,387                   24,476
Mortgage-backed securities                              -                       -                    3,580
Other repossessed assets                              814                     798                        -
                                          ---------------------    ---------------------    ---------------------
   Nonperforming assets                            19,246                  24,310                   38,811
Troubled debt restructurings                          736                     509                   15,641
                                          ---------------------    ---------------------    ---------------------
   Total                                  $        19,982          $       24,819           $       54,452
                                          =====================    =====================    =====================

      A summary of trends in the nonperforming assets and delinquencies follows:


                                                                             Nonperforming Assets
                                                                 as a Percentage of Consolidated Total Assets
                                    ----------------------------------------------------------------------------------------------
                                         September 30, 1997                December 31, 1996                 December 31, 1995
                                    --------------------------    ------------------------------     -----------------------------
                                                                      (Dollars in thousands)
Banking Platform                    $ 17,461            0.55%      $   23,323              0.71%      $  38,811           1.29%
Consumer Finance Platform/(1)/           964            0.03%             987              0.03%              -              -
Commercial Finance Platform/(1)/         821            0.03%               -                 -               -              -
                                    ------------    ----------     ------------    --------------     -----------    --------------
Total                               $  19,246           0.61%      $   24,310              0.74%      $  38,811           1.29%
                                    ============    ==========     ============    ==============     ===========    ==============

                                                                         Loans Delinquent 60 Days or More
                                                                      as a Percentage of Consolidated Loans
                                    ------------------------------------------------------------------------------------------------
                                           September 30, 1997                 December 31, 1996                December 31, 1995
                                    -----------------------------    -------------------------------    ----------------------------
                                                                        (Dollars in thousands)
Banking Platform                    $      18,888        0.80%        $    22,460           0.90%        $ 20,166           0.96%
Consumer Finance Platform/(1)/                677        0.03%                548           0.02%               -              -
Commercial Finance Platform/(1)/              821        0.03%                  -              -                -              -
                                    ---------------    ----------     ------------    --------------     ----------    -------------
Total                               $      20,386        0.86%         $   23,008           0.92%        $ 20,166           0.96%
                                    ===============    ==========     ============    ==============     ==========    =============


/(1)/ The Consumer Finance Platform was acquired effective June 1996 and the Commercial Finance Platform was acquired effective April 1997.

Allowance for Losses on Loans

      The Company conducts an ongoing review of its asset categories to assess the adequacy of the allowance for loan losses which are maintained at levels that the Company believes are sufficient to cover estimated losses in the portfolios. In determining the necessary level of the allowance for loan losses, the Company considers prevailing and anticipated economic conditions, historical loss experience, the levels of classified, nonperforming and delinquent assets, weighting by property type, loan portfolio trends and other factors. The allowance for losses at September 30, 1997 was $39.1 million as compared to $36.4 million at December 31, 1996 (including approximately $7.4 million related to loans held for sale) and $30.9 million at December 31, 1995. The increase in the allowance is due to a combination of factors, including reserves established in connection with the purchase of a $70 million home equity portfolio in August 1997 and reserves related to the commercial finance platform.

      The majority of the loans in the $70 million home equity portfolio acquired by the Company have loan to value ratios in excess of 90% and a substantial portion have loan to value ratios in excess of 100%. Many of the loans are to "credit impaired" borrowers at rates substantially higher than single family residential mortgage loans. Although assets of these types typically provide higher yields than single family residential mortgage loans, these assets also involve a greater degree of risk, and in some cases a substantially greater degree of risk, than single family loans. Accordingly, the Company decided to conservatively account for these loans by establishing approximately $5.6 million in reserves, upon acquisition, representing management's estimate of losses over the life of the portfolio.

      The following table is a summary of the allowance for losses as a percentage of nonperforming assets, gross loans and total assets, respectively:


                                                                        Allowance for Losses
                                                                     as a Percentage of Assets
                             -------------------------------------------------------------------------------------------------------
                                   September 30, 1997                  December 31, 1996                     December 31, 1995
                             -------------------------------------------------------------------------------------------------------
                                                                       (Dollars in thousands)
                                  Assets          Percent            Assets           Percent            Assets             Percent
Nonperforming Assets            $   19,246            203%          $   24,310            147%         $   38,811                80%


Gross Loans                     $2,416,024           1.62%          $2,505,656           1.46%         $2,094,433              1.48%


Total Assets                    $3,162,207           1.24%          $3,300,262           1.10%         $3,004,496              1.03%


     The following is a summary of changes in the allowance for loan losses for the periods indicated (the beginning balances for 1997 and 1996 reflect the effects of the acquisitions of CTL, CGC and the $70 million home equity portfolio):




                                            For the Three         For the Nine          For the Year Ended December 31,
                                             Months Ended         Months Ended       --------------------------------------
                                            September 30,        September 30,
                                                 1997                 1997                 1996                 1995
                                           -----------------    -----------------    -----------------    -----------------
                                                                       (Dollars in thousands)
Beginning balance                          $ 40,681             $ 43,175             $     32,874         $      29,115
Charge-offs:
  Real Estate and Other                        (373)              (2,559)                  (6,401)               (4,879)
  Motor Vehicle/(1)/                           (876)              (2,694)                       -                     -
  Commercial/(1)/                            (1,214)              (1,416)                       -                     -
                                        -----------------    -----------------       -----------------     -----------------
                                             (2,463)              (6,669)                  (6,401)               (4,879)
Recoveries:
  Real Estate and Other                           3                   66                      642                 1,494
  Motor Vehicle/(1)/                            203                  675                        -                     -
  Commercial/(1)/                                64                   64                        -                     -
                                        -----------------    -----------------       -----------------     -----------------
                                                270                  805                      642                 1,494
                                        -----------------    -----------------       -----------------     -----------------
Net charge-offs                              (2,193)              (5,864)                  (5,759)               (3,385)
Provision for loan losses                       651                1,828                    1,898                 4,284
                                        -----------------    -----------------       -----------------     -----------------
Ending balance                             $ 39,139             $ 39,139             $     29,013         $      30,014
                                        =================    =================       =================     =================

Net charge-offs ratio to average loans         0.37%                0.33%                    0.24%                 0.16%

/(1)/ The Consumer Finance Platform was acquired effective June 1996 and the Commercial Finance Platform was acquired effective April 1997.

      The provision for losses on loans was $651,000 for the third quarter of 1997 as compared to $433,000 for the same period in 1996. The provision for losses on loans was $1.8 million and $1.9 million for the first nine months of 1997 and 1996, respectively. Management believes that the allowance for loan losses is adequate to cover estimated losses in its asset portfolios, although there can be no assurance in this regard. Future adjustments may be necessary and earnings could be significantly adversely affected if circumstances differ substantially from the assumptions used in making such determinations. Management will continue to monitor the adequacy of the allowance for losses related to problem assets. Management monitors the impact of the economic environment on its lending activities on a periodic basis. If real estate markets weaken in future periods, no assurance can be given that the Company's future loss experience will approximate its current estimates. In addition, various regulatory agencies review the Company's allowance for losses as an integral part of their examination process. Such agencies may require the Company to recognize additions to this allowance based on their judgment relating to information available to them at the time of their examinations.

Customer Deposits

     As a primary part of the Company's business, customer deposits are generated for the purpose of funding loans and purchasing securities. The customer deposits at September 30, 1997 and December 31, 1996 were as follows:

                                          September 30, 1997                                     December 31, 1996
                           --------------------------------------------------    ---------------------------------------------------
                                                                 Weighted                                               Weighted
                                                                 Average                                                Average
                                Amount             %               Rate               Amount              %               Rate
                           ------------------ -------------   ---------------    -----------------  ---------------  ---------------
                                                                    (Dollars in thousands)
Transaction accounts       $       458,357        28.2%            2.47%         $        493,571         27.9%           2.62%
Retail CDs                       1,125,695        69.3             5.49                 1,270,396         72.1            5.49
Brokered CDs                        40,000         2.5             5.50                       -            -              -
                           ------------------ -------------   ---------------    -----------------  ---------------  ---------------
Total                      $     1,624,052       100.0%            4.62%         $      1,763,967        100.0%           4.69%
                           ================== =============   ===============    =================  ===============  ===============

Borrowings

      The Company utilizes collateralized advances from the FHLBSF for purposes of funding loans and investments. In addition, the Company utilizes other borrowings, on a collateralized and noncollateralized basis, such as securities sold under agreements to repurchase ("Reverse Repurchase Agreements"). A summary of outstanding borrowings at the dates indicated are as follows:

                                      September 30,             December 31,
                                          1997                      1996
                                   ----------------------------------------------
                                                 (Dollars in thousands)
Advances from FHLBSF               $      1,024,780          $        977,750
Reverse repurchase
   agreements                               138,612                   210,640
Subordinated notes                           99,355                         -
Senior debentures                            50,000                    50,000
                                   --------------------      --------------------
Total                              $      1,312,747          $      1,238,390
                                   ====================      ====================

                              Interest Rate Risk

      The Company pursues balance sheet strategies that it believes should, in the long run, help mitigate the Company's exposure to rising interest rates. The Company also considers other strategies to reduce the variability of the net interest margin including off-balance sheet activities.

Interest Rate Swaps
-------------------

      The Company uses interest rate swap agreements to reduce the interest rate fluctuation risk related to certain assets and liabilities. Interest rate swaps involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying notional principal amounts. As of September 30, 1997 and December 31, 1996, the total notional amount of interest rate swaps were $449 million and $421 million, respectively.

      The following schedule sets forth the maturities and weighted average rates of interest rate swaps outstanding as of September 30, 1997. To the extent that interest rates change, variable interest rate information will change.


                                                                 Maturities of Derivative Instruments
                                              ----------------------------------------------------------------------------------
                                                  1999           2000               2001               2002          Total
                                             ------------  -----------------  -----------------  -------------  ----------------
                                                                          (Dollars in thousands)
Notional amount                             $   67,750     $    100,000       $   104,000        $   177,500    $   449,250

Weighted average receive rate
    (3-month LIBOR)                               5.82%            5.80%             5.88%              5.88%          5.85%

Weighted average pay rate (fixed)                 6.32%            6.10%             6.72%              6.41%          6.40%

Interest Rate Sensitivity
-------------------------

      The Company's interest rate risk policies are established and monitored by its Asset/Liability Committee ("ALCO"). The ALCO reviews the sensitivity of the Company's net interest income and market value of equity to interest rate changes. The objective of the ALCO is to improve the Company's results of operations by adjusting the types of assets and liabilities to effectively address changing conditions and risks. Management believes that its asset/liability activities have improved earnings within safe and sound parameters. To measure the Company's interest rate sensitivity, a cumulative gap measure can be used to assess the impact of potential changes in interest rates on the net interest income. The repricing gap represents the net position of assets and liabilities subject to repricing in specified time periods. Assets and liabilities are categorized according to the expected repricing time frames based on management's judgment. A cumulative gap measure alone cannot be used to evaluate interest rate sensitivity because interest rate changes do not affect all categories of assets and liabilities equally or simultaneously. In measuring interest rate sensitivity, the Company also uses simulation modeling to estimate the potential effects of movements in interest rates.

      Interest rate risk sensitivity estimated by management, as measured by the change in the net portfolio value of equity as a percentage of the present value of assets from an immediate 200 basis point increase/decrease in interest rates, was 0.58% at September 30, 1997. BVB's sensitivity measure of 0.68% as of June 30, 1997 was better than 85% of all thrift institutions based on data provided by the Office of Thrift Supervision. Calculation of this interest rate sensitivity is subject to a number of assumptions and uncertainties, and no assurance can be given that actual interest rate sensitivity will not be greater or less than these percentages.

       The following table sets forth information regarding the combined asset and liability repricing of the Bank and CTL as of September 30, 1997:

                                                                                          Repricing Period
                                                       -----------------------------------------------------------------------------
                                                           Under            Over            Over           Over
                                                            One         One to Three    Three to Five      Five
                                                           Year            Years            Years         Years            Total
                                                       -------------   --------------  -------------  ------------   ---------------
                                                                                  (Dollars in thousands)
Assets
------
Cash and investments/(1)/                              $    116,140    $      5,003    $   10,000     $         -    $   131,143
Loans and mortgage-backed securities/(1)//(2)/            1,957,812         384,329       218,249         358,888      2,919,278
                                                       -------------   --------------  -------------  ------------   ---------------

Total interest rate sensitive assets                   $  2,073,952    $    389,332    $  228,249     $   358,888    $ 3,050,421
                                                       =============   ==============  =============  ============   ===============

Liabilities
-----------
Deposits:
    Certificates of deposit                            $  1,006,481    $    150,422    $    9,016     $         -    $ 1,165,919
    Money market accounts                                   196,557               -             -               -        196,557
    Checking accounts                                       128,500               -             -               -        128,500
    Savings accounts                                        145,510               -             -               -        145,510
Borrowings                                                1,101,086         115,678        50,917               -      1,267,681
                                                       -------------   --------------  -------------  ------------   ---------------

Total interest rate sensitive liabilities              $  2,578,134    $    266,100    $   59,933     $         -    $ 2,904,167
                                                       =============   ==============  =============  ============   ===============

Repricing gap-positive (negative) before impact of
    interest rate swaps                                $   (504,182)   $    123,232    $  168,316     $   358,888    $   146,254
Impact of interest rate swaps                               389,250         (36,750)     (175,000)       (177,500)             -
                                                       -------------   --------------  -------------  ------------   ---------------
                                                       $   (114,932)   $     86,482    $   (6,684)    $  181,388     $   146,254
                                                       =============   ==============  =============  ============   ===============

Cumulative repricing gap-positive (negative)           $   (114,932)   $    (28,450)   $  (35,134)    $   146,254
                                                       =============   ==============  =============  ============

Cumulative repricing gap as a percentage of interest
    rate sensitive assets at September 30, 1997              (3.77)%        (0.93%)       (1.15%)          4.79%
                                                       =============   ==============  =============  ============

/(1)/ Investments and mortgage-backed securities are at amortized cost. /(2)/ Based on assumed annual prepayment and amortization rates which approximate the Company's historical experience.

      The following table sets forth information regarding the combined asset and liability repricing of the Bank and CTL as of December 31, 1996:


                                                                                        Repricing Period
                                                         --------------------------------------------------------------------------
                                                            Under           Over           Over             Over
                                                             One        One to Three   Three to Five        Five
                                                            Year           Years           Years            Years         Total
                                                         ------------  -------------   ---------------- -------------- ------------
                                                                                     (Dollars in thousands)
Assets:
------
Cash and investments (1)                                 $   171,876   $      5,004    $      10,000     $         -   $   186,880
Loans and mortgage-backed securities (1) (2)               2,171,372        311,191          178,822         414,397     3,075,782
                                                         ------------  -------------   ---------------  -------------  ------------

Total interest rate sensitive assets                     $ 2,343,248   $    316,195    $     188,822     $   414,397   $ 3,262,662
                                                         ============  =============   ===============  =============  ============
Liabilities
-----------
Deposits:
    Certificates of deposit                              $ 1,001,282   $    249,177    $      19,937     $        -    $ 1,270,396
    Money market accounts                                    192,856              -                -              -        192,856
    Checking accounts                                        113,180              -                -              -        113,180
    Passbook accounts                                        189,279              -                -              -        189,279
Borrowings                                                 1,060,991        118,270           40,000              -      1,219,261
                                                         ------------  -------------   ---------------  -------------  ------------

Total interest rate sensitive liabilities                $ 2,557,588   $    367,447    $      59,937     $        -    $ 2,984,972
                                                         ============  =============   ===============  =============  ============

Repricing gap-positive (negative) before impact
    of interest rate swaps                               $  (214,340)  $    (51,252)   $     128,885     $   414,397   $   277,690
Impact of interest rate swaps                                421,000       (164,500)        (154,000)       (102,500)            -
                                                         ============  =============   ===============  =============  ============
                                                         $   206,660   $   (215,752)   $     (25,115)    $   311,897    $   277,690
                                                         ============  =============   ===============  =============  ============

Cumulative repricing gap-positive (negative)             $   206,660   $     (9,092)   $     (34,207)    $   277,690
                                                         ============  =============   ===============  =============

Cumulative repricing gap as a percentage of interest
    rate sensitive assets at December 31, 1996                 6.33%         (0.28%)          (1.05%)          8.51%
                                                         ============  =============   ===============  =============

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

Capital

Bay View Bank

      BVB's regulatory capital at September 30, 1997 exceeded the minimum requirements of each regulatory capital standard on a fully phased-in basis as follows:



                                 Actual                         Minimum Requirement                         Excess
                    ---------------------------------    ----------------------------------    ---------------------------------
                       Amount              Ratio             Amount             Ratio             Amount              Ratio
                    --------------     --------------    ---------------    ---------------    --------------     --------------
                                                              (Dollars in thousands)
Tangible            $    180,074            5.82%        $     46,421            1.50%         $   133,653              4.32%
Core (Leverage)     $    181,296            5.86%        $     92,878            3.00%         $    88,418              2.86%
Risk-based          $    206,445           10.24%        $    161,283            8.00%         $    45,162              2.24%

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires each Federal banking agency, including the OTS, to implement prompt corrective actions for institutions that it regulates. Under capital guidelines established by FDICIA, BVB met the criteria for the "well capitalized" standard at September 30, 1997 as follows:

                                                                       Well Capitalized
                                     Actual                                Requirement                          Excess
                        ----------------------------------     ---------------------------------     ------------------------------
                            Amount              Ratio              Amount             Ratio             Amount            Ratio
                        ----------------    --------------     ---------------     -------------      ------------     ------------
                                                                  (Dollars in thousands)
Leverage                $     181,296           5.86%          $    154,797            5.00%          $    26,499          0.86%
Tier I risk-based       $     181,296           8.99%          $    120,962            6.00%          $    60,334          2.99%
Tier II risk-based      $     206,445          10.24%          $    201,604           10.00%          $     4,841          0.24%

California Thrift & Loan

      Under capital guidelines established by FDICIA, CTL met the criteria for the "well capitalized" standard at September 30, 1997.

                            Accounting Pronouncements

      In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130 (Reporting Comprehensive Income), which requires that an enterprise report any major components and as a single total, the change in its net assets during the period from nonowner sources; and SFAS No. 131 (Disclosures about Segments of an Enterprise and Related Information), which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not materially impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------
         None

Item 2.  Changes in Securities
         ---------------------
         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         None

Item 5.  Other Information
         -----------------
         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

 a(i).   Computation of Ratios of Earnings to Fixed Charges (Exhibit 12)

 a(ii).  Financial Data Schedule (Exhibit 27)

 b(i). The Registrant filed the following report on Form 8-K dated August 11, 1997 during the three months ended September 30, 1997

         Consolidated financial statements of America First Eureka Holdings prepared in accordance with Rule 3.05 of Regulation S-X of the Securities and Exchange Commission.

 b(ii). The Registrant filed the following report on Form 8-K dated August 28, 1997 during the three months ended September 30, 1997.

         The Indenture, Officers' Certificate and Form of 9.125% Subordinated Note due 2007, pursuant to the Company's Registrations Statement of Form S-3.



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



                                BAY VIEW CAPITAL CORPORATION
                                ----------------------------
                                Registrant


DATE: November 14, 1997         BY: /s/ David A. Heaberlin
                                    ------------------------
                                    David A. Heaberlin
                                    Executive Vice President and
                                     Chief Financial Officer
                                    (Duly Authorized Officer and Principal
                                     Financial Officer)