Form 10-K
period 1997-12-31
BAY VIEW CAPITAL CORP
filed 1998-03-30
CIK 840387

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

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[  ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from _______________________to___________________

     Commission file number 0-17901

                          BAY VIEW CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

            DELAWARE                                  94-3078031
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

       1840 GATEWAY DRIVE
      SAN MATEO, CALIFORNIA                               94404
(Address of principal executive offices)                (Zip Code)


      Registrant's telephone number, including area code:  (650) 573-7300
          Securities registered pursuant to Section 12(b) of the Act:

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

  Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statement incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K [ ]

  As of February 27, 1998, there were outstanding 20,189,000 shares of the registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of February 27, 1998, was $701,568,000. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant).

                      DOCUMENTS INCORPORATED BY REFERENCE

 Part III of Form 10-K - Portions of Proxy Statement for 1998 Annual Meeting of
                                 Stockholders.
================================================================================

                                   FORM 10-K

Part I
     Item 1.       Business
                      General..............................................................   4
                      Lending Activities...................................................   5
                      Securities Investment Activities.....................................   8
                      Retail Deposit Activities............................................   8
                      Borrowing Activities.................................................   9
                      Debt.................................................................   9
                      Competition..........................................................  10
                      Supervision and Regulation...........................................  10
                      Other Subsidiaries...................................................  12
                      Employees............................................................  13
                      Executive Officers of the Registrant.................................  13
     Item 2.       Properties..............................................................  14
     Item 3.       Legal Proceedings.......................................................  14
     Item 4.       Submission of Matters to a Vote of Security Holders.....................  14

PART II
     Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters...  15
     Item 6.       Selected Financial Data - Five-Year Financial Information...............  17
     Item 7.       Management's Discussion and Analysis of Financial Condition and
                   Results of Operations...................................................  18
     Item 7A.      Quantitative and Qualitative Disclosures About Market Risk..............  47
     Item 8.       Financial Statements and Supplementary Data.............................  51
     Item 9.       Changes in and Disagreements with Accountants on Accounting and
                   Financial Disclosure....................................................  90

PART III
     Item 10.      Directors and Executive Officers of the Registrant......................  90
     Item 11.      Executive Compensation..................................................  90
     Item 12.      Security Ownership of Certain Beneficial Owners and Management..........  90
     Item 13.      Certain Relationships and Related Transactions..........................  90

PART IV
     Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K........  90

SIGNATURES

--------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS

       Certain statements included in this Form 10-K or in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other shareholder communications or in oral statements made with the approval of an authorized executive officer, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are subject to a number of risks and uncertainties. Any such forward-looking statements should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "are expected to," "will," "will allow," "will continue," "will likely result," "should," "would be," "seeks," "approximately," "intends," "plans," "projects," "estimates" or "anticipates" or similar expressions or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. In addition, all information included herein or therein with respect to projected or future results of operations, financial condition, financial performance or other financial or statistical matters constitute such forward-looking statements. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and that may be incapable of being realized and in some instances are based on consensus estimates of analysts not affiliated with the Company. In that regard, the following factors, among others, could cause actual results and other matters to differ materially from those in such forward-looking statements: increases in defaults by borrowers and other loan delinquencies; increases in the provision for loans losses; failure by the Company to realize expected cost savings or revenue enhancements from the merger with America First Eureka Holdings, Inc. ("AFEH"); deposit attrition, customer loss or revenue loss following the merger; costs or difficulties related to the integration of the businesses of the Company and AFEH and their respective subsidiaries following the merger; the Company's ability to sustain or improve the performance of CTL, CGC, Ultra and EurekaBank; the ability to identify suitable future acquisition candidates; changes in interest rates which may, among other things, adversely affect margins; competition in the banking, financial services and related industries; government regulation and tax matters; the outcome of pending or threatened legal or regulatory disputes and proceedings; credit and other risks of lending and investment activities; changes in conditions in the securities markets including the value of the Company's common stock; and changes in regional and national business and economic conditions and inflation. As a result of the foregoing, no assurance can be given as to future results of operations or financial condition or as to any other matters covered by any such forward-looking statements, and the Company wishes to caution investors not to rely on any such forward-looking statements.

  The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

PART I
ITEM 1.  BUSINESS
-----------------

                                    GENERAL

  Bay View Capital Corporation (the "Company" or "BVCC"), a Delaware corporation, is a diversified financial services company incorporated in 1989. The Company has been focused on the diversification of its asset origination activities and expects to continue this process prospectively (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Strategic Overview" for further discussion of these diversification efforts). The Company's principal business activities consist of three operating platforms: a Banking Platform, a Consumer Finance Platform and a Commercial Finance Platform. The Company operates these platforms through its wholly owned subsidiaries (i) Bay View Bank ("BVB" or the "Bank"), a federally chartered capital stock savings bank, (ii) Bay View Acceptance Corporation ("BVAC"), a Nevada corporation operating as a consumer finance company originating prime motor vehicle loans through its wholly owned subsidiaries, Bay View Credit ("BVC"), formerly California Thrift & Loan ("CTL"), and Ultra Funding, Inc. ("Ultra"), and (iii) Concord Growth Corporation ("CGC"), a California corporation operating as a commercial finance company, including its asset-based lending division, Bay View Financial Corporation ("BVFC"). The Company is also the holding company for Bay View Securitization Corporation ("BVSC"), a Delaware corporation formed for the purpose of issuing asset-backed securities through a trust and Regent Financial Corporation ("Regent"), a California corporation providing item processing services.

  Effective January 2, 1998, the Company acquired America First Eureka Holdings, Inc. ("AFEH") and its wholly owned subsidiary, EurekaBank, a Federal Savings Bank. At December 31, 1997, AFEH had $2.3 billion in assets and 36 retail banking branches operating throughout the San Francisco Bay Area.

BAY VIEW BANK

  BVB is a federally chartered capital stock savings bank incorporated in 1911 and is the basis of the Company's Banking Platform. In 1986, BVB converted from a mutual to a stock association, and in 1989, became a wholly owned subsidiary of the Company. In 1997, the Bank changed its name from Bay View Federal Bank to Bay View Bank. BVB is a member of the Federal Home Loan Bank of San Francisco ("FHLBSF").

  At December 31, 1997, BVB had 27 branches serving primarily the San
Francisco Bay Area. Its principal business consists of attracting deposits from the general public and using those deposits, together with borrowings and other funds, to fund the activities of the Banking, Consumer Finance and Commercial Finance Platforms. All of the mortgage loans originated by BVB are secured by properties located in California, primarily Northern California. BVB originates both fixed rate and adjustable rate loans. BVB has shifted the concentration of its real estate loan portfolio to adjustable rate mortgages ("ARMs"), which are sensitive to fluctuations in market interest rates. The majority of these loans are secured by multifamily residential properties. BVB also originates real estate loans secured by commercial and industrial properties. During 1996, BVB discontinued its single family mortgage lending activity.

BAY VIEW ACCEPTANCE CORPORATION

  BVAC, formed in 1997, is the Company's Consumer Finance Platform and is a subsidiary of BVB. BVAC's wholly owned subsidiaries are Bay View Credit and Ultra Funding, Inc.

Bay View Credit (formerly California Thrift & Loan)
---------------------------------------------------

  CTL was acquired by the Company effective June 1, 1996 in a business combination accounted for as a purchase. CTL was an FDIC-insured industrial loan company incorporated under the laws of the State of California. Effective December 31, 1997, CTL ceased accepting deposits (and is therefore no longer regulated as a depository institution) and was renamed Bay View Credit. In conjunction with this reorganization, BVC now operates as a consumer finance company. All references to this subsidiary from this point forward will reflect its new name, Bay View Credit.

  Based in Covina, California, BVC operates 10 offices throughout California and the Western United States offering primarily motor vehicle financing. Its business niche strategy is to originate prime motor vehicle loans at yields which are generally above those offered by conventional financing sources (such as commercial banks) while applying its traditional underwriting criteria on a case-by-case basis to mitigate any potential loan losses. BVC underwrites and purchases both new and used fixed rate prime motor vehicle loans.

Ultra Funding, Inc.
-------------------

  Ultra was formed during 1997 and effective October 1, 1997 acquired the origination capabilities and certain assets of Ultra Funding, Ltd. ("Ultra Funding") of Austin, Texas. From November 1996 through October 1997, the Company had a strategic alliance with Ultra Funding whereby the Company had a right of first refusal to purchase all of the motor vehicle installment contracts originated by Ultra Funding which met the Company's underwriting criteria. Ultra operates one office in Austin, Texas and originates fixed rate new and used prime motor vehicle loans.

CONCORD GROWTH CORPORATION

  The Company created its Commercial Finance Platform through the acquisition of EXXE Data Corporation ("EXXE") and its wholly owned subsidiary, Concord Growth Corporation on March 17, 1997. Subsequent to the acquisition, EXXE was merged into CGC and liquidated and CGC became a first-tier stand-alone subsidiary of the Company. The acquisition was accounted for as a purchase effective April 1, 1997. CGC, based in San Mateo, California, offers factoring, warehouse and re-discount lines, and Bay View Financial Corporation, a division of CGC based in Encino, California, offers asset-based lending. CGC and BVFC operate 11 loan production offices throughout the United States.


                               LENDING ACTIVITIES

BAY VIEW BANK

Residential Lending
-------------------

  Multifamily Mortgage Loans (five or more units). At December 31, 1997, loans secured by multifamily residential real estate totaled $1.03 billion, representing approximately 42.6% of the Company's consolidated loan portfolio. In general, these loans were originated as ARMs with terms of 30 years, although some of these loans have monthly payments calculated on a 30-year amortization period with a balloon payment due at maturity, typically 15 years. The majority of the ARMs originated by BVB prior to 1996 were indexed to the Eleventh District Cost of Funds Index ("COFI"). During 1996, management re-directed its business lending practices and BVB moved away from COFI as its index for ARMs. Currently, BVB utilizes the London Interbank Offered Rate ("LIBOR") and prime rate as its variable interest rate indices for the majority of its new originations.

  BVB generally does not lend more than 75% of the appraised value of multifamily residences on a first mortgage loan. The property's net income available for loan payments is also a limiting factor on the approved loan amount for multifamily residences. Properties securing multifamily loans are required to generate cash flow sufficient to cover loan payments and other property expenditures.

  Single Family Mortgage Loans (one to four units). At December 31, 1997, single family loans totaled $550.5 million, representing 22.9% of the Company's consolidated loan portfolio. Generally, ARMs secured by single family residential properties have terms of 30 years. During 1996, BVB discontinued its single family loan origination operations.

Commercial Real Estate Lending
------------------------------

  At December 31, 1997, loans secured by commercial real estate totaled $348.8 million, representing 14.5% of the Company's consolidated loan portfolio. Substantially all of BVB's commercial real estate loans are ARMs. ARMs secured by commercial real estate are generally made upon the same terms and conditions as ARMs secured by multifamily residences.

  Most of BVB's commercial real estate loans consist of loans secured by improved property such as office buildings, warehouses and retail sales facilities. A majority of these loans are in amounts ranging from $250,000 to $1 million. BVB generally does not originate commercial real estate loans which have a loan-to-value ("LTV") ratio exceeding 70%. The property's cash flow available for loan payments is a limiting factor on the approved loan amount. Properties securing commercial real estate loans are required to generate cash flow sufficient to cover loan payments and other property expenditures.

  Commercial real estate lending entails significant additional risks compared to single family residential mortgage lending. Income producing property loans may involve large loan balances to single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by commercial real estate properties is typically dependent on the successful operation of the properties, as well as favorable conditions in the real estate market or the economy in general.

Underwriting Policies and Procedures - Real Estate Loans
--------------------------------------------------------

  BVB originates multifamily and commercial real estate loans through internal loan production personnel. As part of the loan underwriting process, staff appraisers or qualified independent appraisers inspect and appraise the property that would secure the loan. A loan underwriter analyzes the merits of the loan based on information obtained relative to the borrower and property (i.e., income, credit history, assets, liabilities, cash flows and the value of the real property as stated on the appraisal report). Loans are then approved at various levels of authority depending upon the amount and type of loan.

  BVB requires the American Land Title Association form of title insurance on all loans secured by real property and requires that fire and extended coverage casualty insurance in amounts sufficient to rebuild or replace the improvements at current replacement costs be maintained on all properties securing the loans. BVB also requires flood insurance for properties in flood hazard zones to protect the property securing its interest. Consistent with regional industry practices, BVB does not necessarily require earthquake insurance as part of its general underwriting practices, however, BVB may require mudslide, earthquake and/or other hazard insurance depending on the location of the property.

Consumer Lending
----------------

  At December 31, 1997, home equity and other consumer loans totaled $121.7 million, representing 5.1% of the Company's consolidated loan portfolio. Approximately $67.1 million of this balance is comprised of a portfolio of home equity loans acquired by BVB in August 1997.

Business Lending
----------------

  BVB offers business lending products (i.e., business loans, credit lines and term loans) and other services in order to expand BVB's customer base and make BVB more competitive in the community banking environment. As of December 31, 1997, BVB's business loan portfolio was not material in relation to its other lending.

BAY VIEW CREDIT

Motor Vehicle Lending
---------------------

  At December 31, 1997, motor vehicle loans totaled $160.7 million, representing 6.7% of the Company's consolidated loan portfolio. BVC underwrites and purchases high quality, fixed rate loans on both new and used prime motor vehicles on a non-recourse basis, currently with Fair, Isaac Credit Bureau ("FICO") scores averaging 700. BVC's typical motor vehicle loan customer desires a higher relative loan amount and/or longer term than is offered by many automobile financing sources. In return for the flexibility of the product it offers, management expects to continue to charge interest rates of 200 to 300 basis points over the rates typically offered by traditional sources of motor vehicle financing such as banks and captive finance companies. Management's primary focus is on the credit quality of the customer rather than the value of the collateral, and BVC will accordingly finance the full retail sales price of the automobile plus taxes, licensing fees, insurance, dealer preparation fees and extended warranty. BVC uses available technology, including a custom credit scoring system, to process approval decisions typically within three hours of receipt of information from a dealer.

  BVC began offering 84-month motor vehicle loan financing in December 1994. Prior to this, the typical motor vehicle loan had a term of 48 to 72 months. Management believes that 84-month financing allows it to further distinguish its motor vehicle loan product without significantly increasing charge-offs or delinquencies.

  Management initially anticipated periodic sales of its motor vehicle loans to BVSC and their subsequent securitization. During the first quarter of 1997, $253 million of BVC's motor vehicle loans were sold and securitized, with the premium from the sale recorded as part of purchase accounting. The transaction enabled the Company to significantly reduce the goodwill associated with the BVC acquisition and return an additional $26 million of capital for redeployment during the first quarter of 1997. In addition, a gain of $925,000 was realized from the sale representing the improvement in the fair value of the motor vehicle loans due to a change in market interest rates between the acquisition date and the sale date.

  In conjunction with the Company's May 1997 announcement of the acquisition of AFEH and its wholly owned subsidiary, EurekaBank, as discussed elsewhere herein, the Company discontinued the sale and securitization of BVC's motor vehicle loans. This acquisition, which closed on January 2, 1998, is expected to provide the Company with an enhanced and expanded lower cost funding base for its higher yielding Consumer and Commercial Finance Platforms.

Other Consumer Lending
----------------------

  At December 31, 1997, BVC's portfolio of other consumer financing loans totaled $18.7 million, representing 0.8% of the Company's consolidated loan portfolio. This lending activity was discontinued in November 1996.

Mortgage Loans, Revolving Credit Lines and Real Estate Participations
---------------------------------------------------------------------

  BVC had historically maintained a portfolio of mortgage loans, revolving credit lines and real estate loan participations. The mortgage loan portfolio was primarily comprised of first and second deeds of trust secured by single family residences. Effective September 30, 1997, all of BVC's mortgage and real estate loan participations (approximately $99.7 million) were sold to BVB at their book value, which approximated fair value.

Commercial Equipment Leasing
----------------------------

  Prior to December 1996, BVC offered fixed-rate commercial equipment leases principally in the state of California. In December 1996, BVC sold its entire commercial equipment leasing portfolio for $60 million in cash. This sale enabled BVC to return $15 million of capital to the Company for redeployment on December 31, 1996.

ULTRA FUNDING INC.

  At December 31, 1997, Ultra's loan portfolio, comprised entirely of motor vehicle loans, totaled $126.1 million, representing 5.2% of the Company's consolidated loan portfolio. These loans are serviced by BVC.

  Ultra originates high quality, fixed rate loans on both new and used motor vehicles on a non-recourse basis, currently with FICO scores averaging 670. Ultra's motor vehicle loan product is more traditional than that of BVC with the corresponding yields approximately 200 to 300 basis points lower than BVC's motor vehicle loan yields.

CONCORD GROWTH CORPORATION

  At December 31, 1997, CGC's loan portfolio serviced for BVB, comprised entirely of commercial loans, totaled $54.1 million, representing 2.2% of the Company's consolidated loan portfolio. CGC, including its asset-based lending division, BVFC, comprises the Company's Commercial Finance Platform.


                        SECURITIES INVESTMENT ACTIVITIES

  The Company's securities investment activities primarily involve the purchase and sale of mortgage-backed securities ("MBS") by BVB. BVB purchases securities when high quality loan production is not available. The portfolio consists primarily of MBS issued by the Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and Government National Mortgage Association ("GNMA").

  Securities are classified as held to maturity or available for sale. The Company does not maintain a trading portfolio. Securities in the held to maturity category consist of securities purchased for long-term investment in order to enhance the Company's ongoing stream of net interest income and core earnings. Securities deemed held to maturity are classified as such because the Company has both the intent and ability to hold the securities to maturity. Securities purchased which may be sold prior to maturity are designated as available for sale at the time of purchase.

  As part of the Company's strategic objectives, management is de-emphasizing the less profitable aspects of its business such as wholesale investment activities (which is primarily comprised of a large MBS portfolio funded by borrowings from the FHLBSF). As a result, BVB sold $20.5 million of its MBS in 1997, $57.6 million in 1996 and $103.4 million in 1995. There were no MBS purchased in 1997, 1996 or 1995.


                           RETAIL DEPOSIT ACTIVITIES

BAY VIEW BANK

  BVB attracts both short-term and long-term deposits from the general public by offering a wide range of deposit products and services. BVB, through its branch network, provides its banking customers with the following services:

 .  Money market accounts
 .  Savings and checking accounts
 .  Certificates of deposit
 .  Individual retirement accounts
 .  24-hour automated teller machines (STAR(R) System and Plus(R) Network)

  Enhancing the value of BVB's retail branch franchise remains one of the Company's primary objectives. BVB plans to continue to expand its retail banking presence in Northern California through internal growth, new product development and the acquisition or purchase of deposits from other institutions. This objective led to the Company's acquisition of EurekaBank, which was
announced in May 1997 and completed on January 2, 1998.   Including EurekaBank,
BVB's retail deposit franchise is now the largest of any financial institution operating exclusively in the San Francisco Bay Area.

  Throughout 1997, BVB continued to emphasize the development and marketing of its transaction account products, and as a result BVB has increased its percentage of lower-cost transaction accounts in relation to total retail customer deposits (excluding BVB brokered deposits at December 31, 1997 and excluding BVC transaction accounts at December 31, 1996) to 34.6% at December 31, 1997 compared with 30.3% and 21.3% at December 31, 1996 and 1995, respectively.

BAY VIEW CREDIT

  BVC's customer deposits were primarily comprised of thrift certificates, which were similar to certificates of deposits with the exception that they were callable at par plus accrued interest. When thrift certificates were purchased by customers, BVC reserved the right to repurchase the certificates at any time upon thirty days notice. Utilizing this call provision, BVC redeemed the higher cost component (higher than BVB's incremental borrowing cost) of these deposits at face value (approximately $267 million) as of December 31, 1996. The remainder of the BVC customer deposits (which were lower in cost than BVB's incremental borrowing cost) were sold to BVB in June 1997.


                              BORROWING ACTIVITIES

  The Company's borrowing activities are primarily conducted by BVB. The Federal Home Loan Bank ("FHLB") System functions in a reserve credit capacity for savings institutions. As a member, BVB is required to own capital stock in the FHLBSF and has the authority to apply for advances from the FHLBSF utilizing FHLBSF capital stock, qualifying mortgage loans and MBS as collateral.

  The FHLBSF offers a full range of borrowing programs on its advances with terms of up to ten years at competitive market rates. A prepayment penalty is usually imposed for early repayment of FHLBSF advances. BVB is also a member of the Federal Reserve System ("Federal Reserve") and may borrow from the Federal Reserve Bank of San Francisco. Thrifts are required to utilize their FHLBSF borrowing capacity before borrowing from the Federal Reserve.

  BVB also utilizes borrowings under reverse repurchase agreements with securities dealers and the FHLBSF. Reverse repurchase agreements are sales of securities owned by BVB to securities dealers with a commitment by BVB to repurchase such securities for a predetermined price at a future date.


                                      DEBT

  At December 31, 1997, the Company had approximately $150 million of debt outstanding. This debt is comprised of $100 million in 9.125% subordinated notes issued in August 1997 and $50 million in 8.42% senior debentures issued in May 1996.

                                  COMPETITION

BAY VIEW BANK

  BVB faces strong competition both in originating loans and in attracting deposits. Competition in originating multifamily and commercial real estate mortgage loans comes primarily from other savings institutions, commercial banks and mortgage bankers located in the San Francisco Bay Area. BVB competes for mortgage loans principally on the basis of interest rates, types of products, loan fees charged and the quality of customer service it provides to borrowers. Competition in attracting deposits comes primarily from other savings institutions, commercial banks, brokerage firms, mutual funds, credit unions and other types of investment companies. The ability of BVB to attract and retain deposits depends on a number of factors which include:

 .  Interest rates offered on deposit products
 .  Fees
 .  Types of deposit products
 .  Convenient office locations
 .  Advertising
 .  Automated teller machines (ATMs)
 .  Quality customer service

  BVB has ATMs located throughout the San Francisco Bay Area which provide 24-hour cash availability to its customers. BVB also participates in the STAR System and the Plus Network, which link BVB ATMs with those of a number of major financial institutions. This linkage provides customers with cash availability worldwide.

  BVB also has a wholly owned subsidiary, MoneyCare, Inc., which offers uninsured investment products, such as mutual funds and annuities, providing BVB's customers with additional choices and products that meet their individual investment needs.

BAY VIEW CREDIT AND ULTRA FUNDING, INC.

  BVC and Ultra have experienced increased competition for their motor vehicle loan programs. This competition comes primarily from large, well-capitalized lending institutions and finance companies. Management intends to build origination and purchase volumes through more competitive loan pricing and further improvements in products, service and marketing. It also intends to expand origination capability and market share through geographic expansion, strategic alliances with other consumer finance companies and additional business acquisitions, as warranted.

CONCORD GROWTH CORPORATION

  CGC has also experienced intense competition from other commercial finance companies competing for market share. This competition has translated to lower yields. Management has countered this impact by expanding the asset-based lending segment of the business by adding personnel with significant industry experience, relocating the asset-based business to Southern California, one of the top asset-based lending markets in the country, and adding new and enhanced products to the Commercial Finance Platform's product array.


                           SUPERVISION AND REGULATION

GENERAL

  The Company, together with its subsidiaries, is subject to extensive examination, supervision and regulation by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC").

Applicable regulations govern, among other things, BVB's lending and investment powers, the types of deposit and/or loan accounts it is permitted to offer, the types of business in which it may engage and requirements for regulatory capital. The Company is also subject to the regulations of the Board of Governors of the Federal Reserve System with respect to required reserves and certain other matters.

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

BAY VIEW BANK

  Federal Regulation of Savings Institutions. The OTS has extensive authority over the operations of savings institutions. As part of this authority, BVB is required to file periodic reports with the OTS and the FDIC. The OTS has extensive enforcement authority over all savings institutions and their holding companies, including BVB and the Company, and their affiliated parties such as directors, officers, agents and other persons providing services to the institution or holding company.

  Insurance of Accounts and Regulation by the FDIC. BVB is a member of the Savings Association Insurance Fund ("SAIF"), which is administered by the FDIC. BVB's deposits are insured up to applicable limits by the FDIC. As insurer, the FDIC has adopted a risk-based deposit insurance system that assesses deposit insurance premiums for all FDIC-insured banks and thrifts according to the level of risk involved in an institution's activities. An institution's risk category is based upon whether the institution is classified as "well capitalized", "adequately capitalized" or "undercapitalized" and within each risk category there are three subcategories based upon an institution's risk classification. BVB's current assessment rate is approximately 6.48 basis points.

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

  Regulatory Capital Requirements. Federally insured savings institutions such as BVB are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings institutions. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.
At December 31, 1997, BVB was deemed "well capitalized" under current capital regulations and exceeded its fully phased-in regulatory capital requirements.

  In August 1993, the OTS issued a final rule for the calculation of an interest rate risk component for institutions with a greater than "normal" (i.e., greater than 2%) level of interest rate risk exposure. Currently, the OTS has deferred implementation of the interest rate risk component. At December 31, 1997, if the interest rate risk component regulation had been implemented, BVB would not have been subject to an interest rate risk capital deduction for risk-based capital purposes.

  Limitations on Dividends and Other Capital Distributions. The retained earnings of BVB are substantially restricted based on certain laws and regulations relating to the payment of dividends. Federal regulations impose various restrictions or requirements on institutions with respect to their ability to pay dividends or make other distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the equity account.

  Generally, Tier I institutions, which are institutions that before and after the proposed distribution meet or exceed their capital requirements, may, after the receipt of no objection by the OTS, make capital distributions during any calendar year equal to the greater of 100% of net income on a year-to-date basis plus 50% of the amount by which the institution's tangible core or risk-based capital exceeds its respective fully phased-in capital requirement, as measured at the beginning of the calendar year, or 75% of its net income for the most recent four quarter period. BVB meets the requirements for a Tier I institution.

  Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1997, BVB was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements imposed by the OTS.

  Federal Home Loan Bank System. BVB is a member of the FHLBSF, one of 12 regional FHLBs. Each FHLB serves as a reserve or central bank for its members within its assigned geographic region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLBSF are required to be fully secured by sufficient collateral as determined by the FHLBSF. In addition, all long-term advances are restricted to providing funds for residential home financing.

BAY VIEW CREDIT

  BVC was subject to supervision and regulation by the Department of Corporations of the State of California and, as a federally insured depository institution, by the FDIC. In addition, BVC was also subject to regulation in Arizona, Colorado, Illinois, Nevada, New Mexico, Oregon and Texas as a result of its operations in those states. The Company began implementing a significant restructuring of BVC in late 1996 which culminated in BVC being de-regulated effective December 31, 1997 and converted to a consumer finance company. As a subsidiary of BVAC, a wholly owned subsidiary of BVB, BVC is subject to supervision and regulation by the OTS.


                               OTHER SUBSIDIARIES

  BVSC, a wholly owned subsidiary of BVCC, is a Delaware corporation formed in 1997 for the purpose of issuing asset-backed securities through a trust. BVSC purchased, and subsequently securitized, approximately $253 million of motor vehicle loans from BVC in January 1997. The Company subsequently ceased its securitization activities in conjunction with the announcement of the EurekaBank acquisition.

  Regent, a wholly owned subsidiary of BVCC, is a California corporation engaged in providing item processing services for BVB and other financial institutions.

  MoneyCare, a wholly owned subsidiary of BVB, sells uninsured investment products, such as mutual funds and annuities, through an arrangement with a registered broker-dealer. MoneyCare receives commissions on the sales of such products. BVB stresses cross-selling to improve profitability and solidify customer relationships.

   BVB has two other subsidiaries: Bay View Auxiliary Corporation and Bay View Acceptance Corporation. Bay View Auxiliary Corporation acts as trustee under deeds of trust originated through BVB's loan activity. BVAC is the parent Corporation for BVC and Ultra.

                                   EMPLOYEES

   At December 31, 1997, the Company's principal entities had a total of 640 employees on a full-time equivalent ("FTE") basis as follows:

Bay View Bank                                                        305
Bay View Credit                                                      156
Bay View Capital Corporation                                          84
Concord Growth Corporation                                            72
Ultra Funding, Inc.                                                   23
                                                                     ---
Total                                                                640
                                                                     ===

  The Company's employees are not represented by any collective bargaining groups. The Company considers its relations with its employees to be good.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth certain information regarding the executive officers of the Registrant.

                                                                                                                           YEAR
              NAME                          AGE                                 POSITION                                 APPOINTED
---------------------------------        ---------      ------------------------------------------------------      ----------------

Edward H. Sondker                            50            Director, President and Chief Executive Officer                  1995
Richard E. Arnold                            57            Executive Vice President and Director of Sales and               1997
                                                           Banking Administration
John N. Buckley                              40            Executive Vice President and Director of Credit                  1994
                                                           Administration
Robert J. Flax                               48            Executive Vice President, General Counsel and                    1985
                                                           Corporate Secretary
David A. Heaberlin                           48            Executive Vice President and Chief Financial                     1995
                                                           Officer
Ronald L. Reed                               51            Executive Vice President and Director of                         1997
                                                           Management Information Systems and Loan Servicing

  The business experience of each of the executive officers of the Company is as follows:

  Mr. Sondker has served as a Director, President and Chief Executive Officer of the Company since 1995. Previously, he served as President and Chief Executive Officer of Independence One Bank of California, FSB, a subsidiary of Michigan National Corporation. From 1985 to 1990, he was the President and Chief Executive Officer of La Jolla Bank & Trust Company. Prior to 1985, Mr. Sondker held executive and management positions with a community bank holding company in Kansas City, Missouri.

  Mr. Arnold, Executive Vice President, has served as Director of Sales and Banking Administration since 1997. Prior to joining the Company, he served as an Executive Vice President of First Interstate Bank and was responsible for all branch banking activities in Northern California. Prior to joining First Interstate in 1990, he held executive and management positions at Security Pacific Bank in a career that spanned over thirty years.

  Mr. Buckley, Executive Vice President, has served as Director of Credit Administration since 1995 and Manager of Credit Administration and Asset Management since 1994. He joined the Company in September 1993. Previously, he served at Bank of America in various capacities from 1985 to 1993. His last position was Vice President and Regional Credit Administrator for the Real Estate Industries Division at Bank of America.

  Mr. Flax, Executive Vice President, has served as General Counsel of BVB since 1985 and has served in various capacities since 1980. He has served as General Counsel and Corporate Secretary of the Company since its formation in 1989. Before joining BVB, he was a trial attorney in private practice in San Francisco from 1976 to 1980.

  Mr. Heaberlin, Executive Vice President, has served as Chief Financial Officer of the Company since 1995 and Chief Operating Officer of BVB since 1997. Previously, he served as Senior Vice President and Chief Financial Officer for First California/Mortgage Service America. During 1993 and 1994, he was Executive Vice President and Treasurer of ITT Residential Capital Corporation. Prior to ITT, he was the financial executive for various entities including Bowery Bank, Exchange National Bank of Chicago, Financial Corporation of Santa Barbara and Numerica Financial. He has over 20 years experience in commercial banking, savings banks and the financial services industry. Mr. Heaberlin is a Certified Public Accountant.

  Mr. Reed, Executive Vice President, has served as Director of Management Information Systems and Loan Servicing since 1997. Previously, he served as Chief Information Officer for Weyerhaeuser and WMC Mortgage Corporation. He has over 30 years of corporate management, information technology and servicing experience and has held senior management positions with Technology Management Corporation, American Savings Bank and Home Savings of America / HF Ahmanson.

  There is no family relationship among the above officers. All executive officers serve at the pleasure of the Board of Directors.


ITEM 2.   PROPERTIES
--------------------

  As of December 31, 1997, the Company and its subsidiaries occupied 56 offices and the Company's administrative corporate office under operating lease arrangements expiring at various dates through 2012. BVB owns the property in which one of its branches is located. In 1996, the Company sold its corporate office complex and entered into an operating lease arrangement for new facilities. Also in 1996, BVC's corporate office complex was sold and BVC relocated its administrative offices.


ITEM 3.   LEGAL PROCEEDINGS
---------------------------

  See Note 19 of the Consolidated Financial Statements at Item 8.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

  The following was submitted for a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1997.

(a) Special Meeting of Shareholders of the Company held on October 23, 1997 to consider the proposal to approve the adoption of the Agreement and Plan of Merger dated May 8, 1997 by and among the Company, America First Eureka Holdings, Inc., America First Financial Fund 1987-A Limited Partnership and America First Capital Associates Limited Partnership Five. The vote on the proposal was as follows:



          FOR                      AGAINST                ABSTAIN

-----------------------      ----------------      ------------------
       10,301,761                  43,897                  97,937

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------------------------------------------------------------------------------

  The Company's common stock is traded on the Nasdaq National Market. The Company's common stock symbol was changed to BVCC from BVFS in May 1997. At December 31, 1997, there were 12,070,474 shares of the Company's common stock outstanding, as adjusted for a 2 for 1 stock split in the form of a 100% stock dividend paid in June 1997 (the "Stock Split"), which were owned by 1,854 shareholders of record.

  The following is a summary of quarterly stock price activity and dividends declared for 1997 and 1996 (amounts have been adjusted for the Stock Split):

                        -----------------------------------------------------------------------------------------------
                                                                       1997
                        -----------------------------------------------------------------------------------------------
                                 FIRST                SECOND                    THIRD                    FOURTH
                                QUARTER               QUARTER                  QUARTER                   QUARTER
                        --------------------     --------------------     --------------------     --------------------
Stock price - high                    $28.63                   $26.75                   $28.13                   $36.25
Stock price - low                     $20.63                   $22.63                   $24.88                   $27.69
Dividends                             $ 0.08                   $ 0.08                   $ 0.08                   $ 0.10

                        -----------------------------------------------------------------------------------------------
                                                                       1996
                        -----------------------------------------------------------------------------------------------
                                 FIRST                SECOND                    THIRD                    FOURTH
                                QUARTER               QUARTER                  QUARTER                   QUARTER
                        --------------------     --------------------     --------------------     --------------------
Stock price - high                  $16.56                   $17.75                   $19.63                   $21.75
Stock price - low                   $13.13                   $15.13                   $16.00                   $17.38
Dividends                           $0.075                   $0.075                   $0.075                   $ 0.08

  The ability of the Company to pay dividends may be limited by certain regulatory restrictions. See "Supervision and Regulation - Limitations on Dividends and Other Capital Distributions" at Item 1 and Note 14 of the Consolidated Financial Statements at Item 8.

  The following is a summary of year-end values for 1997 and 1996.

                                                --------------------      --------------------
                                                   December 31, 1997         December 31, 1996
                                                --------------------      --------------------
Stock price                                                   $36.25                    $21.19
Book value per share                                          $14.38                    $14.98
Price/book ratio                                                 252%                      141%
Tangible book value per share (1)                             $11.94                    $14.22
Price/tangible book ratio                                        304%                      149%
Earnings per diluted share                                    $ 1.06                    $ 0.79
Earnings multiple                                               34.2                      26.8
Core earnings per diluted share (2)                           $ 1.48                    $ 1.28
Core earnings multiple (2)                                      24.5                      16.6
Tangible cash earnings per diluted share (2) (3)              $ 1.73                    $ 1.42
Tangible cash earnings multiple (2) (3)                         21.0                      14.9

  The following is a summary of selected financial ratios, excluding special mention items, for 1997 and 1996. See also Item 6 for selected financial ratios including special mention items:

                                                   -----------------------------------------------
                                                                 YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------------
                                                             1997                       1996
                                                   --------------------       --------------------
Ratio of general and administrative expenses
  to average assets, including securitized assets
  (2)                                                              1.90%                      1.65%
Efficiency ratio (2) (4)                                          61.75%                     58.04%
Return on average assets (2) (5)                                   0.63%                      0.55%
Return on average equity (2) (5)                                  10.24%                      8.70%
Tangible cash return on average assets (2) (6)                     0.73%                      0.62%
Tangible cash return on average equity (2) (7)                    13.49%                     10.40%
Dividend payout ratio                                             21.84%                     23.92%

  The following is a summary of selected quarterly financial data for 1997 and 1996:

                                -----------------------------------------------------------------------------------------------
                                                                               1997
                                -----------------------------------------------------------------------------------------------
                                         FIRST                  SECOND                   THIRD                  FOURTH
                                        QUARTER                 QUARTER                 QUARTER                 QUARTER
                                --------------------     --------------------     --------------------     --------------------
                                                         (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Core earnings (2)                             $5,283                   $4,331                   $4,755                   $5,230
Per diluted share data:
  Core earnings (2)                           $ 0.39                   $ 0.32                   $ 0.36                   $ 0.41
  Tangible cash earnings
  (2) (3)                                     $ 0.43                   $ 0.39                   $ 0.43                   $ 0.48

                                -----------------------------------------------------------------------------------------------
                                                                               1996
                                -----------------------------------------------------------------------------------------------
                                         FIRST                  SECOND                   THIRD                  FOURTH
                                        QUARTER                 QUARTER                 QUARTER                 QUARTER
                                --------------------     --------------------     --------------------     --------------------
                                                         (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Core earnings (2)                      $3,993                   $4,216                   $4,648                   $4,868
Per diluted share data:
  Core earnings (2)                    $ 0.28                   $ 0.30                   $ 0.34                   $ 0.36
  Tangible cash earnings
  (2) (3)                              $ 0.31                   $ 0.34                   $ 0.37                   $ 0.40

(1) Tangible book value per share was computed by dividing tangible book value by the number of shares outstanding at December 31, 1997. Tangible book value is defined as equity less intangible assets.
(2) Core earnings and corresponding ratios are calculated excluding special mention items. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Special Mention Items" for further discussion. Core earnings are not a measure of performance under generally accepted accounting principles and should not be considered as an alternative to net income (loss) as an indicator of the Company's operating performance. Core earnings and the corresponding ratios are included herein as management believes they are useful tools for investors and analysts in assessing the Company's performance and trends excluding the impact of such items. These measures may not be comparable to similarly titled measures reported by other companies. See Item 6 for selected financial ratios including special mention items.
(3) Tangible cash earnings are calculated based on core earnings and exclude non-cash charges related to the amortization of intangibles and the Employee Stock Ownership Plan ("ESOP").
(4) The efficiency ratios were computed by dividing general and administrative expenses by the sum of net interest income and noninterest income.
(5) The return on average assets and return on average equity were computed by dividing net income (loss) by average assets and average equity, respectively.
(6) The return on average tangible assets was computed by dividing tangible cash earnings by average tangible assets. Average tangible assets are defined as average assets less average intangible assets.
(7) The return on average tangible equity was computed by dividing tangible cash earnings by average tangible equity. Average tangible equity is defined as average equity less average intangible assets.

ITEM 6.   SELECTED FINANCIAL DATA - FIVE-YEAR FINANCIAL INFORMATION (INCLUDING
------------------------------------------------------------------------------
BVC EFFECTIVE JUNE 1, 1996, CGC EFFECTIVE APRIL 1, 1997 AND ULTRA EFFECTIVE
---------------------------------------------------------------------------
OCTOBER 1, 1997)
----------------

                                               -------------------------------------------------------------------------------
                                                                                AT DECEMBER 31,
                                               -------------------------------------------------------------------------------
SELECTED BALANCE SHEET INFORMATION                   1997             1996             1995            1994            1993
                                               -------------------------------------------------------------------------------
                                                                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Total assets                                       $3,246,476       $3,300,262      $3,004,496      $3,166,529      $2,663,542
Investment securities                                  10,639           29,006          47,963          32,841          11,399
Mortgage-backed securities                            470,261          577,613         731,378         921,680         718,696
Loans receivable                                    2,373,113        2,474,717       2,062,268       2,054,563       1,776,820
Customer deposits                                   1,677,135        1,763,967       1,819,840       1,707,376       1,694,263
Borrowings                                          1,355,976        1,245,537         941,465       1,219,958         741,414
Stockholders' equity                                  173,627          200,062         207,977         217,315         210,976
                                                   ==========       ==========      ==========      ==========      ==========


                                               ----------------------------------------------------------------------------
SELECTED RESULTS OF OPERATIONS                                             YEAR ENDED DECEMBER 31,
INFORMATION                                    ----------------------------------------------------------------------------
                                                  1997            1996            1995            1994            1993
                                               ----------------------------------------------------------------------------

Interest income                                   $ 242,244       $ 241,755       $ 216,463       $ 197,326       $ 191,526
Interest expense                                   (154,908)       (160,773)       (160,547)       (130,401)       (121,850)
                                                  ---------       ---------       ---------       ---------       ---------
Net interest income                                  87,336          80,982          55,916          66,925          69,676
Provision for losses on loans                        (1,952)         (1,898)         (4,284)         (2,367)         (7,031)
Gain (loss) on loans and securities                     925          (1,453)         (2,510)         (1,081)          1,091
Other income                                         11,830          10,017           8,652           8,619           8,465
General and administrative expenses                 (71,913)        (58,955)        (57,016)        (47,287)        (46,871)
SAIF recapitalization assessment                          -         (11,750)              -               -               -
Income (expense) from real estate owned                 543           4,806           1,081              95              (1)
Recovery of (provision for) losses on real
 estate                                                 585             103            (749)           (145)           (819)
Amortization and write-down of intangibles           (4,088)         (2,606)         (3,944)         (2,418)         (2,104)
                                                  ---------       ---------       ---------       ---------       ---------
Income (loss) before income tax expense              23,266          19,246          (2,854)         22,341          22,406
Income tax (expense) benefit                         (9,245)         (8,277)            708          (7,828)         (9,765)
Extraordinary items, net of tax                           -               -          (2,544)              -            (132)
                                                  ---------       ---------       ---------       ---------       ---------
Net income (loss)                                 $  14,021       $  10,969       $  (4,690)      $  14,513       $  12,509
                                                  =========       =========       =========       =========       =========

Earnings (loss) per diluted share:
  Income (loss) before extraordinary item         $    1.06       $    0.79       $   (0.15)      $    1.01       $    0.90
  Net income (loss)                               $    1.06       $    0.79       $   (0.32)      $    1.01       $    0.89
Dividends per share                               $    0.34       $   0.305       $    0.30       $    0.30       $    0.30
                                                  =========       =========       =========       =========       =========

                                               -----------------------------------------------------------------------
                                                                 AT AND FOR THE YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------------------------------
SELECTED OTHER INFORMATION (1)                      1997           1996           1995           1994           1993
                                               -----------------------------------------------------------------------
Net interest margin                                   2.86%          2.57%          1.86%          2.34%          2.74%
Ratio of general and administrative
  expenses to average assets                          2.16%          1.84%          1.84%          1.59%          1.78%
Efficiency ratio                                     71.85%         64.79%         88.30%         62.60%         59.98%
Return on average assets                              0.45%          0.34%        (0.15)%          0.49%          0.47%
Return on average equity                              7.32%          5.39%        (2.11)%          6.79%          6.14%
Ratio of average equity to average assets             6.11%          6.37%          7.17%          7.17%          7.61%
Ratio of total equity to total assets                 5.35%          6.06%          6.92%          6.86%          7.92%
Book value per share                               $ 14.38        $ 14.98       $  14.65        $ 15.16        $ 14.95
Dividend payout ratio                                30.53%         38.61%       (93.75)%         29.70%         33.71%
Nonperforming assets                               $15,766        $24,310       $ 38,811        $50,577        $72,365
   Ratio to total assets                              0.49%          0.74%          1.29%          1.60%          2.72%
Troubled debt restructures                         $   731        $   509       $ 15,641        $13,948        $14,188
   Ratio to total assets                              0.02%          0.02%          0.52%          0.44%          0.53%
                                                   =======        =======       ========        =======        =======

(1) The selected other information is based upon data as of the end of, and for the respective years, except that average assets, average intangible assets and average equity have been calculated by averaging the relevant month-end amounts for each respective year.

Item 7.   Management's  Discussion and Analysis of Financial Condition and
--------------------------------------------------------------------------
Results of Operations
---------------------

                                     INDEX

Strategic Overview.............................   19
  The Company's Mission Statement..............   19
  The Company's Strategy.......................   19
  Banking Platform Strategies..................   19
  Consumer Finance Platform Strategies.........   20
  Commercial Finance Platform Strategies.......   22
  Capital Redeployment Strategies..............   22
Results of Operations..........................   23
  Earnings by Business Platform................   24
  Tangible Cash Earnings.......................   25
  Net Interest Income and Margin by Platform...   25
  Interest Income..............................   28
  Interest Expense.............................   29
  Provision For Loan Losses....................   30
  Noninterest Income...........................   30
  Noninterest Expense..........................   31
  Income Taxes.................................   33
  Extraordinary Item...........................   33
Special Mention Items..........................   34
Balance Sheet Analysis.........................   36
  Securities Investment........................   36
  Loans and Real Estate Owned..................   37
  Customer Deposits............................   42
  Borrowings...................................   43
Liquidity and Regulatory Capital...............   44
  Liquidity....................................   44
  Regulatory Capital...........................   45
Year 2000......................................   45
Impact of New Accounting Standards.............   45
Impact of Inflation and Changing Prices........   46


                               STRATEGIC OVERVIEW

  The Company is a diversified financial services company which operates from three distinct business platforms:

 .    A Banking/Depository/Wholesale Platform ("Banking Platform"), which is comprised primarily of mortgage loans, home equity loans and MBS.

 .    A Consumer Finance Platform, which is comprised of motor vehicle loans originated by BVC and Ultra.

 .    A Commercial Finance Platform, which is comprised of the factoring, re-
     discount and warehouse lending activities of CGC and the asset-based lending activities of BVFC, a division of CGC.

THE COMPANY'S MISSION STATEMENT

  To build a diversified financial services company by investing in niche businesses with risk-adjusted returns that enhance shareholder value.

THE COMPANY'S STRATEGY

  The Company's strategy is to continue expanding net interest margin. In order to realize this objective, management is pursuing a strategy that encompasses the following:

 . Replacing lower yielding mortgage loans with consumer and commercial assets with higher risk-adjusted returns, shorter maturities and less sensitivity to interest rate fluctuations.

 . Enhancing BVB's deposit base by reducing higher cost deposits and expanding lower cost transaction accounts by emphasizing relationship banking and capitalizing on cross-sell opportunities with customers.

 . De-emphasizing the less profitable elements of the Company's activities by ceasing residential mortgage loan originations and reducing BVB's wholesale activities.

 . Maintaining the capital of BVB at or above the minimum "well-capitalized" (as defined for bank regulatory purposes) level and returning any excess capital to the Company.

 . Redeploying such excess capital in businesses intended to generate assets with higher risk-adjusted returns than those typically provided by mortgage loans.

BANKING PLATFORM STRATEGIES

  The Banking Platform's strategic focus is designed to expand the retail deposit franchise by focusing on the growth of "transaction accounts" (i.e. checking, savings and money market) instead of higher cost certificates of deposit as a source of financing and to reduce wholesale activities.

Change in Name to Bay View Bank
-------------------------------

  Marking its transition from a traditional savings bank to a community bank, Bay View Federal Bank changed its name to Bay View Bank, effective March 17, 1997.

Acquisition of America First Eureka Holdings, Inc. and EurekaBank
-----------------------------------------------------------------

  The Company completed its acquisition of America First Eureka Holdings, Inc. and its wholly owned subsidiary, EurekaBank, a Federal Savings Bank, on January 2, 1998. Pursuant to the Merger Agreement, the Company paid $90 million in cash and $210 million in stock (8,076,923 shares of the Company's common stock) to America First Financial Fund 1987-A Limited Partnership, the sole shareholder of AFEH, for a total purchase price of $300 million. The number of shares issued was based on the average value of the Company's stock for the 20 full trading days ending on the fifth business day prior to the merger closing date. Based on the average value of $34.3031 during this period, pursuant to the Merger Agreement, the number of shares issued was determined by dividing the $210 million stock portion of the purchase price by $26.00 per share.

  The acquisition of AFEH will be accounted for as a purchase effective January 2, 1998. The amount of goodwill to be recorded as of the merger date is expected to be $98 million which will be amortized on a straight-line basis over 20 years and which excludes core deposit intangibles estimated at $12 million. This goodwill amount represents the preliminary estimate of the excess of the purchase price over the fair value of net assets acquired and liabilities assumed based on information available as of this date. No assurance can be given that the final goodwill amount will not be more or less than the estimated amount.

  The following represents selected financial data for the Company as of December 31, 1997 and selected pro forma financial data for the Company combined with EurekaBank, reflecting the impact of the acquisition as of December 31, 1997:

                                                                   ----------------------      ------------------------
                                                                                                        PRO FORMA
                                                                          THE COMPANY                   COMBINED
                                                                   ----------------------      ------------------------
                                                                                   (DOLLARS IN THOUSANDS)

Assets                                                                         $3,246,476                    $5,594,702
Core deposit intangibles                                                            1,758                        13,915
Goodwill                                                                           27,749                       126,034
Deposits                                                                        1,677,135                     3,685,216
Equity                                                                            173,627                       383,511
Book value per diluted share                                                        14.38                         19.04
Tangible book value per diluted share                                               11.94                         12.09

  EurekaBank will initially operate under its own name. The Company anticipates that by May 31, 1998, the systems and products of EurekaBank and BVB will be fully integrated at which time all EurekaBank branches will convert to BVB branches. The combined entity will have 56 full service branches and will represent the largest deposit franchise of any financial institution operating exclusively in the San Francisco Bay Area.

  The acquisition is expected to be accretive on a tangible cash earnings basis, as defined in Item 5, in 1998. The Company expects to incur during 1998 approximately $5.0 million ($2.9 million after tax) representing costs associated with integrating EurekaBank into the Company, including training, systems and operations integration and costs for transitional personnel.

CONSUMER FINANCE PLATFORM STRATEGIES

  The Consumer Finance Platform is comprised of motor vehicle loans originated by Bay View Acceptance Corporation and its wholly owned subsidiaries, Bay View Credit and Ultra Funding, Inc.

Bay View Credit
---------------

  In late 1996, the Company's management began implementing a significant restructuring of BVC's balance sheet. The following is a summary of the actions taken:

 .  Sale of entire equipment leasing portfolio of $60 million.

 .  Redemption and transfer of customer deposits.

 .  Sale and securitization of $253 million of the motor vehicle loan portfolio.

Sale of Equipment Leasing Portfolio

  BVC signed a definitive agreement during 1996 for the sale of its entire equipment leasing portfolio for cash. The leases sold aggregated $60 million and this transaction closed in December, 1996. The proceeds from this transaction slightly exceeded the value established during the purchase accounting valuation process. This sale, combined with other restructuring efforts outlined herein, enabled BVC to return $15 million of capital to the Company on December 31, 1996 for redeployment.

Reduction of High Cost Customer Deposits

  BVC's customer deposits were primarily comprised of thrift certificates which were similar to certificates of deposit with the exception that they were callable at par plus accrued interest. When thrift certificates were purchased by customers, BVC reserved the right to repurchase the certificates at any time upon thirty days notice. Utilizing this call provision, BVC redeemed the higher cost component (higher than BVB's incremental borrowing cost) of these deposits at face value (approximately $267 million) as of December 31, 1996. The remainder of the BVC customer deposits (which were lower in cost than BVB's incremental borrowing cost) were sold to BVB in June 1997.

Sale and Securitization of Motor Vehicle Loan Portfolio

  In January 1997, BVC sold $253 million of its motor vehicle loan portfolio to BVSC, a Delaware corporation formed for the purpose of issuing asset-backed securities through a trust. The motor vehicle loan portfolio was recorded at its fair value upon acquisition assuming that such loans would be securitized and sold. As a result, the only gain recorded on the sale and securitization was relating to the changes in the market interest rates between the acquisition date of BVC and the sale and securitization of the loans. In conjunction with the decision to securitize the motor vehicle loan portfolio, management entered into certain hedges which materially insulated the purchase accounting valuation from movements in interest rates.

  In January 1997, $253 million of motor vehicle receivable-backed securities were issued through a trust. Capital Markets Assurance Corporation provided credit enhancement for this transaction. The Company ceased its securitization activities in conjunction with the announcement of the EurekaBank acquisition.

Ultra Funding, Inc.
-------------------

  A significant source of the Consumer Finance Platform's loan purchases has been a strategic alliance that began in November 1996 with Ultra Funding, an originator of prime motor vehicle loans, whereby the Company had a right of first refusal to purchase all of the motor vehicle installment contracts originated by Ultra Funding which met the Company's underwriting criteria. Effective October 1, 1997, the Company, through its newly created subsidiary, Ultra Funding, Inc., acquired the origination capabilities and certain assets of Ultra Funding.

Strategic Alliances
-------------------

  In January 1998, the Company announced the formation of a strategic alliance with Onyx Acceptance Corporation ("Onyx") whereby the Company will purchase motor vehicle loans originated by Onyx.

  In March 1998, the Company announced agreements with Lendco Financial Services ("Lendco") to purchase motor vehicle operating leases from Lendco. The agreements also provide the Company with an option to acquire Lendco.

  These strategic alliances are consistent with management's strategy to continue expanding the Company's net interest margin by focusing on generating assets in the Consumer and Commercial Finance Platforms with higher risk-adjusted yields.

COMMERCIAL FINANCE PLATFORM STRATEGIES

  The Commercial Finance Platform is comprised of CGC's asset-based lending and factoring, warehouse and re-discount lines. CGC's corporate vision is to become a preeminent nationwide provider of asset-based lending, factoring and warehouse and re-discount lines to small and middle market companies. Management believes that meaningful expansion opportunities exist due to the highly fragmented nature of the segment of the commercial finance industry serving small to medium size companies.

Asset-Based Lending
-------------------

  CGC's asset-based lending includes credit secured by accounts receivable, inventory, machinery and equipment and real estate. At December 31, 1997, these loan products represented approximately 75% of the Commercial Platform's loan portfolio and had average yields approximating 17%.

  In December 1997, the Company announced an expansion of the Commercial Finance Platform including the formation of a new asset-based lending group known as Bay View Financial Corporation. BVFC, a division of CGC, is located in Southern California, one of the top asset-based lending markets in the country. This expansion represents a significant step in achieving the Company's goal of establishing a $200-300 million nationwide asset-based lending platform.

Factoring, Warehouse and Re-Discount Lines
------------------------------------------

   CGC's lending includes accounts receivable factoring, warehouse and re-discount lines. At December 31, 1997, these loan products represented approximately 25% of the Commercial Platform's loan portfolio and had average yields approximating 39%.

CAPITAL REDEPLOYMENT STRATEGIES

Stock Repurchase Program
------------------------

  The Company's outstanding shares of common stock at December 31, 1997 and 1996 were 12,070,474 shares and 13,349,270 shares, respectively. The decrease in the number of outstanding shares was attributable to the repurchase of shares in 1997 partially offset by the exercise of stock options. As a result of the stock repurchases, weighted average shares outstanding (including dilutive potential common shares) used for earnings per diluted share calculations decreased to 13,203,000 shares for 1997 from 13,900,000 shares for 1996.

  In January 1997, the Company approved a repurchase program of $25 million to redeploy its excess capital and in May 1997, an additional $25 million was approved. During 1997, the Company repurchased 1,399,000 shares of its common stock at an average price of $28.48 per share. In December 1997, the Company's Board of Directors rescinded the remaining share repurchase authorization in order to explore opportunities to use the stock's "currency value" for potential future acquisitions which may be accounted for as a pooling-of-interests.

  Since the inception of the stock repurchase program in late 1995, the Company has repurchased nearly 3 million shares at an average cost of $21.81 per share. This represents over 20% of the shares outstanding at December 31, 1995. In January 1998, the Company's treasury shares were reissued in conjunction with the acquisition of AFEH.

Other Capital Strategies
------------------------

  On August 28, 1997, the Company issued $100 million in subordinated notes.
The notes are unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness, as defined, of the Company. The notes mature on August 15, 2007, and are callable upon a change of control, within 180 days of the occurrence of the change, at the option of the Company and upon certain other events. The issuance has a stated coupon rate of 9.125% and yields 9.225%.

  The Company expects to continue utilizing this capital pool to pursue accretive acquisition opportunities to expand its Consumer and Commercial Finance Platforms. Management will also continue to explore the acquisition of other potential high quality, niche origination capabilities, as well as opportunities to further enhance BVB's deposit franchise.


                             RESULTS OF OPERATIONS

  Consolidated net income was $14.0 million, or $1.06 per diluted share, for the year ended December 31, 1997 as compared with $11.0 million, or $0.79 per diluted share, for 1996, and a net loss of $4.7 million, or $0.32 per share, for 1995. Operating results for 1997 included $5.6 million (after tax) in special mention items, primarily related to EurekaBank acquisition-related expenses. Operating results for 1996 included $6.8 million (after tax) in special mention items, primarily relating to a one-time special assessment to recapitalize the Savings Association Insurance Fund as well as other offsetting special mention items. Operating results for 1996 also included the benefit associated with the $253 million of motor vehicle loans which were sold and securitized in January 1997. Operating results for 1995 included $11.3 million (after tax) in special mention items. See "Special Mention Items" elsewhere herein for further discussion.

  Core earnings (net income excluding special mention items) were $19.6 million, or $1.48 per diluted share for 1997, as compared with $17.7 million, or $1.28 per diluted share, for 1996 and $6.6 million, or $0.45 per share, for 1995.

  The following table reconciles net income (loss) to core earnings for the years indicated:

                                     --------------------------------------------------------------------------------
                                                                   YEAR ENDED DECEMBER 31,
                                     --------------------------------------------------------------------------------
                                              1997                       1996 (1)                        1995
                                     ----------------------      -----------------------       ----------------------
                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net income (loss)                                     $14,021                    $10,969                      $(4,690)

Special mention items, net of tax                       5,578                      6,756                       11,336
                                       ----------------------    -----------------------       ----------------------
Core earnings (2)                                     $19,599                    $17,725                      $ 6,646
                                       ======================    =======================       ======================
Core earnings per diluted share (2)                   $  1.48                    $  1.28                      $  0.45
                                       ======================    =======================       ======================

(1) 1996 includes an estimated $4.2 million in earnings (after tax) associated with the $253 million of motor vehicle loans which were sold and securitized in January 1997.
(2) Core earnings are calculated excluding special mention items. See "Special Mention Items" for further discussion. Core earnings are not a measure of performance under generally accepted accounting principles and should not be considered as an alternative to net income (loss) as an indicator of the Company's operating performance. Core earnings are included herein as management believes they are a useful tool for investors and analysts in assessing the Company's performance and trends excluding the impact of such items. These measures may not be comparable to similarly titled measures reported by other companies.

  The increases in earnings and earnings per diluted share over prior years were due to a continued expansion of net interest margin as well as the impact of share repurchases. Net interest margin for 1997 was 2.86% as compared with 2.57% for 1996 and 1.86% for 1995. This improvement reflects the continued strategic shift in the Company's balance sheet from commodity oriented, real estate-based assets with lower risk-adjusted yields and higher prepayment risk to consumer and commercial loans with higher risk-adjusted yields, shorter maturities and lower prepayment risk.

EARNINGS BY BUSINESS PLATFORM

  Net earnings (loss), by business platform, are summarized as follows for the years indicated:

                              -------------------------------------------------------------------------------
                                                           YEAR ENDED DECEMBER 31,
                              -------------------------------------------------------------------------------
                                        1997                         1996 (2)                    1995
                              -----------------------        ----------------------      --------------------
                                                PER                           PER                       PER
                                              DILUTED                       DILUTED                   DILUTED
                              EARNINGS         SHARE         EARNINGS        SHARE        LOSS         SHARE
                              --------        -------        --------       -------      ------       -------
                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Banking                       $12,351         $ 0.94         $ 8,827        $0.63        $(4,690)     $(0.32)

Consumer Finance (1)            1,784           0.13           2,142         0.16              -           -

Commercial Finance (1)           (114)         (0.01)              -            -              -           -
                              -------         ------         -------        -----        -------      ------
Total                         $14,021         $ 1.06         $10,969        $0.79        $(4,690)     $(0.32)
                              =======         ======         =======        =====        =======      ======

(1) The Consumer Finance Platform was created with the acquisitions of BVC in June 1996 and Ultra in October 1997, and the Commercial Finance Platform was created with the acquisition of CGC in April 1997.
(2) 1996 includes an estimated $4.2 million in earnings (after tax) associated with the $253 million of motor vehicle loans which were sold and securitized in January 1997.

  Core earnings, by business platform, are summarized as follows for the years indicated:

                              --------------------------------------------------------------------------------
                                                           YEAR ENDED DECEMBER 31,
                              --------------------------------------------------------------------------------
                                        1997                         1996 (2)                    1995
                              -----------------------        ----------------------      ---------------------
                                                PER                           PER                        PER
                                  CORE        DILUTED            CORE       DILUTED          CORE      DILUTED
                              EARNINGS (3)     SHARE         EARNINGS (3)    SHARE       EARNINGS (3)   SHARE
                              ------------    -------        ------------   -------      ------------  -------
                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Banking                          $17,044       $1.29           $16,826       $1.21          $6,646      $0.45

Consumer Finance (1)               2,143        0.16               899        0.07               -          -

Commercial Finance (1)               412        0.03                 -           -               -          -
                                 -------       -----           -------       -----          ------      -----
Total                            $19,599       $1.48           $17,725       $1.28          $6,646      $0.45
                                 =======       =====           =======       =====          ======      =====

(1) The Consumer Finance Platform was created with the acquisitions of BVC in June 1996 and Ultra in October 1997, and the Commercial Finance Platform was created with the acquisition of CGC in April 1997.
(2) 1996 includes an estimated $4.2 million in earnings (after tax) associated with the $253 million of motor vehicle loans which were sold and securitized in January 1997.
(3)   See definition and discussion of core earnings included elsewhere herein.

TANGIBLE CASH EARNINGS

  Tangible cash earnings are based on core earnings for each period and exclude charges related to the amortization of intangibles and the Employee Stock Ownership Plan ("ESOP").

  Tangible cash earnings are summarized as follows for the years indicated:

                                                   ---------------------------------------------------------------------------------
                                                                                 YEAR ENDED DECEMBER 31,
                                                   ---------------------------------------------------------------------------------
                                                             1997                         1996                          1995
                                                   ----------------------      ------------------------      -----------------------
                                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Core earnings (1)                                                 $19,599                       $17,725                       $6,646
Adjustments:
   Amortization of intangibles                                      2,936                         1,746                        2,758
   ESOP                                                               242                           222                          203
                                                                  -------                       -------                       ------
Tangible cash earnings                                            $22,777                       $19,693                       $9,607
                                                                  =======                       =======                       ======
Tangible cash earnings per diluted share                          $  1.73                       $  1.42                       $ 0.66
                                                                  =======                       =======                       ======


(1) See definition and discussion of core earnings included elsewhere herein.

NET INTEREST INCOME AND MARGIN BY BUSINESS PLATFORM

  Consolidated net interest income was $87.3 million for the year ended December 31, 1997 as compared with $81.0 million for 1996 and $55.9 million for 1995.
The consolidated net interest margin for 1997 was 2.86% as compared with 2.57% for 1996 and 1.86% for 1995.

  This improvement in the consolidated net interest margin over prior years was primarily due to lower funding costs due to a decrease in the cost of retail deposits, continued originations and purchases of higher yielding assets by the Consumer and Commercial Finance Platforms and the Banking Platform's purchase of $70 million in home equity loans in 1997. This impact was partially offset by additional interest expense associated with the subordinated debt issued in 1997 and the senior debt issued in 1996.

  Consolidated net interest income and margin, by business platform, is summarized as follows for the years indicated:

                               --------------------------------------------------------------------------
                                                        YEAR ENDED DECEMBER 31,
                               --------------------------------------------------------------------------
                                       1997                     1996 (2)                    1995
                               --------------------      ---------------------       --------------------
                                 NET         NET           NET          NET           NET          NET
                               INTEREST    INTEREST      INTEREST     INTEREST      INTEREST     INTEREST
                                INCOME      MARGIN        INCOME       MARGIN        INCOME       MARGIN
                               --------    --------      --------     --------      --------     --------
                                                        (DOLLARS IN THOUSANDS)
Banking Platform               $69,174       2.45%       $70,331       2.36%         $55,916       1.86%

Consumer Finance (1)            10,592       5.54         10,651       5.80                -          -

Commercial Finance (1)           7,570      19.05              -          -                -          -
                               -------      -----        -------       ----          -------       ----
Total                          $87,336       2.86%       $80,982       2.57%         $55,916       1.86%
                               =======      =====        =======       ====          =======       ====

(1) The Consumer Finance Platform was created with the acquisitions of BVC in June 1996 and Ultra in October 1997, and the Commercial Finance Platform was created with the acquisition of CGC in April 1997.
(2) 1996 includes an estimated $7.3 million in incremental interest income (pre tax) associated with the $253 million of motor vehicle loans which were sold and securitized in January 1997.

Banking Platform
----------------

  The Banking Platform's 1997 net interest margin was 2.45%, as compared with a net interest margin 2.36% for 1996 and 1.86% for 1995. The 9 basis point improvement in net interest margin for 1997 was primarily due to a lower cost of funds throughout the year as well as the purchase of home equity loans. The 50 basis point improvement in net interest margin for 1996 was primarily due to higher yields on mortgage loans combined with a lower cost of deposits.

Consumer Finance Platform
-------------------------

  The Consumer Finance Platform's 1997 net interest margin was 5.54%. This compares with a net interest margin of 5.80% in 1996. The decrease in the net interest margin from 1996 was primarily due the impact of securitizing the $253 million motor vehicle loan portfolio in January 1997 as well as continued originations by Ultra which are at yields lower than those of BVC.

Commercial Finance Platform
---------------------------

  The Commercial Finance Platform's 1997 net interest margin was 19.05%. This platform was created as a result of the Company's acquisition of CGC effective April 1, 1997.

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

                                           ----------------------------------------------------------------------------------
                                                               AVERAGE BALANCES, YIELDS AND RATES PAID
                                                                       YEAR ENDED DECEMBER 31,
                                           ----------------------------------------------------------------------------------
                                                            1997                                       1996
                                           -----------------------------------------     ------------------------------------
                                            AVERAGE        ACTUAL       AVERAGE          AVERAGE      ACTUAL        AVERAGE
                                            BALANCE       INTEREST    YIELD/RATE         BALANCE     INTEREST     YIELD/RATE
                                            -------       --------    ----------         -------     --------     ----------
                                                                          (Dollars in thousands)
Assets
------
Interest-earning assets:
   Loans (1) (2)                           $2,369,200      $197,898         8.35%       $2,387,063    $192,443          8.12%
   Mortgage-backed securities (3)             531,493        34,317         6.46           654,671      42,081          6.43
   Investments (3)                            154,027        10,029         6.51           126,056       7,231          5.74
                                           ----------      --------         ----        ----------    --------          ----
Total interest-earning assets               3,054,720       242,244         7.93         3,167,790     241,755          7.67
                                                           --------         ----                      --------          ----
Other assets                                   76,674                                       31,761
                                           ----------                                   ----------
Total assets                               $3,131,394                                   $3,199,551
                                           ==========                                   ==========

Liabilities and Stockholders' Equity
------------------------------------
Interest-bearing liabilities:
   Customer deposits                       $1,646,683        76,484         4.64        $1,971,128     100,225          5.08
   Borrowings (4)                           1,242,442        78,424         6.31           979,069      60,548          6.18
                                           ----------      --------         ----        ----------    --------          ----
Total interest-bearing liabilities          2,889,125       154,908         5.36         2,950,197     160,773          5.45
                                                           --------         ----                      --------          ----
Other liabilities                              50,834                                       45,677
                                           ----------                                   ----------
Total liabilities                           2,939,959                                    2,995,874
Stockholders' equity                          191,435                                      203,677
Total liabilities and stockholders'
 equity                                    $3,131,394                                   $3,199,551
                                           ==========                                   ==========
Net interest income/net interest
 spread                                                    $ 87,336         2.57%                     $ 80,982          2.22%
                                                           ========         ====                      ========          ====
Net interest earning assets                $  165,595                                   $  217,593
                                           ==========                                   ==========
Net interest margin                                                         2.86%                                       2.57%
                                                                            ====                                        ====
                                             --------------------------------------------
                                               AVERAGE BALANCES, YIELDS AND RATES PAID
                                                       YEAR ENDED DECEMBER 31,
                                             --------------------------------------------
                                                                1995
                                             --------------------------------------------
                                               AVERAGE         ACTUAL          AVERAGE
                                               BALANCE        INTEREST       YIELD/RATE
                                               -------        --------       ----------
                                                         (Dollars in thousands)
Assets
------
Interest-earning assets:
   Loans (1) (2)                              $2,108,897       $155,853            7.48%
   Mortgage-backed securities (3)                810,982         54,236            6.69
   Investments (3)                               110,720          6,374            5.76
                                              ----------       --------            ----
Total interest-earning assets                  3,030,599        216,463            7.20
                                                               --------            ----
Other assets                                      69,143
                                              ----------
Total assets                                  $3,099,742
                                              ==========

Liabilities and Stockholders' Equity
------------------------------------
Interest-bearing liabilities:
   Customer deposits                          $1,805,517         93,398            5.17
   Borrowings (4)                              1,049,107         67,149            6.40
                                              ----------       --------            ----
Total interest-bearing liabilities             2,854,624        160,547            5.62
                                                               --------            ----
Other liabilities                                 22,886
                                              ----------
Total liabilities                              2,877,510
Stockholders' equity                             222,232
Total liabilities and stockholders'           ----------
 equity                                       $3,099,742
                                              ==========
Net interest income/net interest
 spread                                                        $ 55,916            1.58%
                                                               ========            ====
Net interest earning assets                   $  175,975
                                              ==========
Net interest margin                                                                1.86%
                                                                                   ====

(1) Average loan balances include nonaccrual loans. Nonaccrual loans were $11.0 million, $16.1 million and $10.8 million at December 31, 1997, 1996 and 1995, respectively.
(2) Loan interest income and yields include the amortization of deferred loan origination costs, net of fees, of $187,000, $1.4 million and $452,000 for the years ended December 31, 1997, 1996 and 1995, respectively.
(3) Average balances and yields for securities available for sale are based on historical amortized cost balances and do not include any unrealized gains or losses.
(4) Interest expense for borrowings includes interest expense on interest rate swaps of $2.8 million, $2.6 million and $40,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

INTEREST INCOME

Interest Income on Loans Receivable
-----------------------------------

  Interest income on loans receivable was $197.9 million for the year ended December 31, 1997 as compared with $192.4 million for 1996 and $155.9 million for 1995.

  Interest income on loans receivable, by business platform, is summarized as follows for the years indicated:

                          ------------------------------------------------------------------------------------
                                                         YEAR ENDED DECEMBER 31,
                          ------------------------------------------------------------------------------------
                                       1997                      1996 (2)                        1995
                          --------------------------   ----------------------------   ------------------------
                              AMOUNT        YIELD        AMOUNT           YIELD           AMOUNT        YIELD
                              ------        -----        ------           -----           ------        -----
                                                           (DOLLARS IN THOUSANDS)

Banking                     $168,955         7.88%      $172,370          7.88%          $155,853       7.48%
Consumer Finance (1)          19,328        10.46         20,073         10.91                  -          -
Commercial Finance (1)         9,615        24.20              -             -                  -          -
                            --------        -----       --------         -----           --------       ----
Total                       $197,898         8.35%      $192,443          8.12%          $155,853       7.48%
                            ========        =====       ========         =====           ========       ====

(1) The Consumer Finance Platform was created with the acquisitions of BVC in June 1996 and Ultra in October 1997, and the Commercial Finance Platform was created with the acquisition of CGC in April 1997.
(2) 1996 includes an estimated $7.3 million in incremental interest income (pre tax) associated with the $253 million of motor vehicle loans which were sold and securitized in January 1997.

Banking Platform

  Loan yields for 1997 and 1996 were the same at 7.88%. This is a result of the average monthly COFI for 1997 approximating 1996. A substantial portion of the Banking Platform's ARMs reprice to COFI on a monthly basis. The decrease in interest income on loans is due to a slight decrease in the average loan balance.

  Loan yields increased by 40 basis points from 1995 to 1996. The average monthly COFI for the year ended December 31, 1996, which impacted ARMs, increased by 16 basis points. The average loan balances for 1996 and 1995 were essentially the same at $2.07 billion and $2.08 billion, respectively.

Consumer Finance Platform

  The decrease in motor vehicle loan yields to 10.46% for 1997 as compared with 10.91% in 1996 was primarily due to the sale of the $253 million motor vehicle loan portfolio in January 1997 to BVSC. The sale of these loans was offset partially by current year loan activity, including Ultra originations and purchases which were at lower average yields than the motor vehicle loans originated by BVC.

Commercial Finance Platform

  The commercial loan yield for 1997 was 24.20%. This platform was created as a result of the acquisition of CGC effective April 1, 1997.

Interest Income on Mortgage-backed Securities
---------------------------------------------

  Interest income on the Company's MBS was $34.3 million for the year ended December 31, 1997 as compared with $42.1 million for 1996 and $54.2 million for 1995. The decrease in interest income on MBS was primarily attributable to lower average balances resulting from sales and principal amortization. There were no MBS purchased in 1997, 1996 or 1995 consistent with management's strategy to restructure the balance sheet and de-emphasize the Company's wholesale investment and borrowing activities.

Interest and Dividends on Investments
-------------------------------------

  Interest and dividend income from the Company's investment portfolio was $10.0 million for the year ended December 31, 1997 as compared with $7.2 million for 1996 and $6.4 million for 1995. The increase in interest and dividend income on investments was primarily due to the impact of higher average balances and yields on investments.

INTEREST EXPENSE

Interest Expense on Customer Deposits
-------------------------------------

  Interest expense on the Company's customer deposits was $76.5 million for the year ended December 31, 1997 as compared with $100.2 million for 1996 and $93.4 million for 1995. The decrease in interest expense in 1997 as compared with 1996 was a result of lower average customer deposit balances, a lower cost of retail deposits and the redemption of the higher-cost component of BVC deposits (approximately $267 million) at year-end 1996.

  The decrease in the Company's cost of retail deposits was primarily due to favorable repricing of certificates of deposit and an increase in transaction accounts which are at lower rates than certificates of deposit. The cost of retail deposits at December 31, 1997 for BVB was 4.71%, which included the retail deposits of BVC sold to BVB in June 1997. BVB's cost of retail deposits was 24 basis points below COFI at December 31, 1997 and 1996 as compared with 12 basis points above COFI at December 31, 1995. BVB's cost of retail deposits was higher at December 31, 1997, as compared to the average cost for the year of 4.64%, due to the impact of brokered certificates of deposit held at year-end and a transaction account promotion conducted during the fourth quarter of 1997. Transaction accounts for BVB as a percentage of total retail deposits increased to 34.6% at December 31, 1997 as compared to 30.3% and 21.3% at December 31, 1996 and 1995, respectively.

  The increase in interest expense on customer deposits from 1995 to 1996 was primarily due to the acquisition of BVC effective June 1996.

  BVB's cost of retail deposits compared to COFI is summarized as follows:

                               ---------------------------------------------------------------------------------------
                                                                    AT DECEMBER 31,
                               ---------------------------------------------------------------------------------------
                                       1997                               1996                           1995
                               ------------------------        --------------------------       ----------------------
Cost of retail deposits                    4.71%                             4.60%                        5.24%
COFI                                       4.95                              4.84                         5.12
                               ------------------------        --------------------------       ----------------------
Spread (below) above COFI                 (0.24)%                           (0.24)%                       0.12%
                               ========================        ==========================       ======================

Interest Expense on Borrowings
------------------------------

  Interest expense on the Company's borrowings was $78.4 million for the year ended December 31, 1997 as compared with $60.5 million for 1996 and $67.1 million for 1995.

  The increase in interest expense on borrowings was due to higher average balances arising from a decrease in average customer deposits as well as the impact of the $100 million in subordinated notes issued in August 1997 (9.6% all-in cost) and the $50 million in senior debentures issued in May 1996 (8.9% all-in cost).

  The decrease in interest expense on borrowings between 1996 and 1995 was primarily due to lower average balances arising from lower borrowing requirements consistent with the level of interest-earning assets maintained, combined with the prepayment of higher cost borrowings in late 1995. Interest expense on borrowings for 1996 reflects the impact of the prepayment of $190 million of higher cost borrowings in the fourth quarter of 1995 which were replaced with short-term lower cost borrowings. In conjunction with the prepayment of these borrowings, the Company entered into interest rate swap agreements to provide interest rate risk protection for the short-term lower cost borrowings by matching the floating interest rate characteristics and lengthening their maturities.

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

                                                  ---------------------------------------------------------------------------------
                                                                          YEAR ENDED DECEMBER 31, 1997 VS. 1996
                                                  ---------------------------------------------------------------------------------
                                                             RATE                        VOLUME                        TOTAL
                                                           VARIANCE                     VARIANCE                     VARIANCE
                                                  -----------------------      -----------------------      -----------------------
                                                                                 (DOLLARS IN THOUSANDS)
Interest income:
   Loans                                                          $ 7,380                     $ (1,925)                    $  5,455
   Mortgage-backed securities                                         190                       (7,954)                      (7,764)

   Investments                                                      1,055                        1,743                        2,798
                                                  -----------------------      -----------------------      -----------------------
                                                                    8,625                       (8,136)                         489
                                                  -----------------------      -----------------------      -----------------------
Interest expense:
   Customer deposits                                               (8,180)                     (15,561)                     (23,741)

   Borrowings                                                       1,276                       16,600                       17,876
                                                  -----------------------      -----------------------      -----------------------
                                                                   (6,904)                       1,039                       (5,865)

                                                  -----------------------      -----------------------      -----------------------

Net interest income                                               $15,529                     $ (9,175)                    $  6,354
                                                  =======================      =======================      =======================


                                                  ---------------------------------------------------------------------------------
                                                                         YEAR ENDED DECEMBER 31, 1996 VS. 1995
                                                  ---------------------------------------------------------------------------------
                                                                                 (DOLLARS IN THOUSANDS)
Interest income:
   Loans                                                          $ 6,463                     $ 30,127                     $ 36,590
   Mortgage-backed securities                                      (2,039)                     (10,116)                     (12,155)

   Investments                                                        104                          753                          857
                                                  -----------------------      -----------------------      -----------------------
      Total                                                         4,528                       20,764                       25,292
                                                  -----------------------      -----------------------      -----------------------
Interest expense:
   Customer deposits                                                 (692)                       7,519                        6,827
   Borrowings                                                      (2,169)                      (4,432)                      (6,601)

                                                  -----------------------      -----------------------      -----------------------
      Total                                                        (2,861)                       3,087                          226
                                                  -----------------------      -----------------------      -----------------------
Net interest income                                               $ 7,389                     $ 17,677                     $ 25,066
                                                  =======================      =======================      =======================

PROVISION FOR LOSSES ON LOANS

  The provision for losses on loans was $2.0 million for the year ended December 31, 1997 as compared with $1.9 million for 1996 and $4.3 million for 1995. The decreases in 1997 and 1996 were due to continued improvements in the credit quality of the portfolio, as evidenced by the significant decline in nonperforming assets to $15.8 million at December 31, 1997 from $24.3 million at December 31, 1996 and $38.8 million at December 31, 1995. Additionally, the decrease in 1997 is also due to recoveries of approximately $1.8 million received during the year and credited to the allowance for losses on loans. See the "Allowance for Losses on Loans" section below for a more detailed discussion.

NONINTEREST INCOME

  Noninterest income was $12.8 million for the year ended December 31, 1997 as compared with $8.6 million for 1996 and $6.1 million for 1995, which included losses on the sale of securities of $800,000 and $2.5 million in 1996 and 1995, respectively. There was no net gain or loss on securities sold in 1997.

  The increase in noninterest income in 1997 as compared with 1996 is due to an increase in loan fees attributable to commercial finance assets due to the acquisition of CGC effective April 1, 1997. Also, in January 1997, BVC sold $253 million of motor vehicle loans to BVSC and recognized a gain of $925,000 representing the improvement in the fair value of the loans as a result in changes in market interest rates between the acquisition date and the sale date.

  During 1996, BVB sold $57.6 million in MBS and recognized a loss of $507,000. Also, in conjunction with the anticipated securitization of BVC's auto loan portfolio, during the fourth quarter of 1996, BVC entered into a short sale of Treasury securities to hedge the valuations from movements in interest rates. A loss of $293,000 was recorded in the fourth quarter of 1996 associated with this short sale of Treasury securities. During 1995, BVB sold $103.4 million in MBS and recognized a loss of $2.5 million. BVB's interest rate risk profile was favorably impacted by the sale of these securities.

NONINTEREST EXPENSE

General and Administrative Expenses
-----------------------------------

  General and administrative expenses were $71.9 million for the year ended December 31, 1997 as compared with $59.0 million for 1996 and $57.0 million for 1995. General and administrative expenses for 1997 included $8.8 million in special mention items, primarily EurekaBank acquisition-related expenses. General and administrative expenses for 1996 included $6.1 million in special mention items, primarily related to systems conversion, sublease loss accruals and long-term incentive expenses. General and administrative expenses for 1995 included $9.6 million in special mention items, primarily related to the write-down due to the sale of the Company's corporate office complex and severance payments. See "Special Mention Items" elsewhere herein for further discussion.

  General and administrative expenses, by principal entity, are summarized as follows for the years indicated:

                                         -----------------------------------------------------------
                                                            YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------------
                                                 1997                  1996                1995
                                         ------------------     ---------------     ----------------
                                                             (DOLLARS IN THOUSANDS)

The Company and BVB                                 $51,722             $48,783              $57,016
BVC (1)                                              13,119              10,172                    -
Ultra (1)                                               661                   -                    -
CGC (1)                                               6,411                   -                    -
                                         ------------------     ---------------     ----------------
                                                    $71,913             $58,955              $57,016
                                         ==================     ===============     ================

(1) The Consumer Finance Platform was created with the acquisitions of BVC in June 1996 and Ultra in October 1997, and the Commercial Finance Platform was created with the acquisition of CGC in April 1997.

  The increase in consolidated general and administrative expenses for 1997 was primarily attributable to the acquisitions of CGC and Ultra in 1997 and BVC in 1996 as well as a higher level of special mention items. Additionally, general and administrative expenses for BVC have declined (on an annualized basis) during the period subsequent to acquisition due to the termination of certain employee functions, the impact of the sale of the entire leasing portfolio and the continued implementation of cost reduction opportunities. The decrease in general and administrative expenses for the Company and BVB in 1996 was due to a decrease in special mention items as well as lower compensation and benefits expense and the impact of other cost reduction initiatives.

  Consolidated core general and administrative expenses, excluding special mention items, were $63.1 million for the year ended December 31, 1997 as compared with $52.8 million for 1996 and $47.4 million for 1995. Core general and administrative expenses, by principal entity, are summarized as follows for the years indicated:

                                         -----------------------------------------------------------
                                                            YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------------
                                                 1997                  1996                1995
                                         ------------------     ---------------     ----------------
                                                             (DOLLARS IN THOUSANDS)

The Company and BVB                                 $44,288             $42,649              $47,446
BVC (1)                                              12,646              10,172                    -
Ultra (1)                                               661                   -                    -
CGC (1)                                               5,523                   -                    -
                                         ------------------     ---------------     ----------------
Total (2)                                           $63,118             $52,821              $47,446
                                         ==================     ===============     ================

(1) The Consumer Finance Platform was created with the acquisitions of BVC in June 1996 and Ultra in October 1997, and the Commercial Finance Platform was created with the acquisition of CGC in April 1997.
(2) Consolidated core general and administrative expenses are calculated excluding special mention items. See "Special Mention Items" for further discussion. Core general and administrative expenses are not a measure of performance under generally accepted accounting principles and should not be considered as an alternative to consolidated general and administrative expenses as an indicator of the Company's operating performance. Core general and administrative expenses are included herein as management believes they are a useful tool for investors and analysts in assessing the Company's performance and trends excluding the impact of such items.

  The increases in consolidated core general and administrative expenses for 1997 and 1996 were primarily attributable to the acquisitions of CGC and Ultra in 1997 and BVC in 1996.

  Consolidated general and administrative expenses as a percentage of consolidated average assets (including securitized assets) were 2.16% for the year ended December 31, 1997 as compared with 1.84% for both 1996 and 1995. The increase in the general and administrative expense ratio over the prior years was primarily due to the acquisition of the Commercial Finance Platform.

  Consolidated core general and administrative expenses, excluding special mention items, as a percentage of consolidated average assets (including securitized assets) were 1.90% for the year ended December 31, 1997 as compared with 1.65% for 1996 and 1.53% for 1995. The ratio of core general and administrative expenses to average assets (including securitized assets), by business platform, is summarized as follows for the years indicated:

                                             --------------------------------------------------------------------------
                                                                        Year Ended December 31,
                                             --------------------------------------------------------------------------
                                                       1997                       1996                      1995
                                             ---------------------      --------------------      ---------------------
Banking (includes the Company)                                1.69%                     1.56%                      1.53%
Consumer Finance (1)                                          2.35%                     3.11%                         -
Commercial Finance (1)                                       10.05%                        -                          -
                                             ---------------------      --------------------      ---------------------
Total (2)                                                     1.90%                     1.65%                      1.53%
                                             =====================      ====================      =====================

(1) The Consumer Finance Platform was created with the acquisitions of BVC in June 1996 and Ultra in October 1997, and the Commercial Finance Platform was created with the acquisition of CGC in April 1997.
(2) See definition and discussion of core general and administrative expenses included elsewhere herein.

  The consolidated efficiency ratio was 71.9% for the year ended December 31, 1997 as compared with 64.8% and 88.3% for 1996 and 1995, respectively. The increase in the consolidated efficiency ratio is also due to the impact of the acquisitions of the Consumer and Commercial Finance Platforms as well as special mention items.

  The consolidated core efficiency ratio, excluding special mention items, was 61.8% for the year ended December 31, 1997 as compared with 58.0% and 73.5% for 1996 and 1995, respectively.

SAIF Recapitalization Assessment
--------------------------------

  Federal legislation to recapitalize and fully fund the Savings Association Insurance Fund was signed into law on September 30, 1996. Customer deposits for BVB are SAIF-insured, and as a result of the legislation, BVB was required to pay a one-time special assessment of $11.7 million pre tax ($6.7 million after tax, or $0.485 per share) in the third quarter of 1996. The legislation had no direct effect on BVC, as its deposits were insured under the Bank Insurance Fund.

  Pursuant to this legislation, premiums on SAIF-insured deposits for BVB were reduced in 1997 which translated into lower annual deposit insurance costs.

Income and Expenses from Real Estate Owned
------------------------------------------

  Income from operations of real estate owned and net provision/recovery of losses on real estate owned was $1.1 million for the year ended December 31, 1997 as compared with $4.9 million for 1996 and $332,000 for 1995. The decrease in 1997 from 1996, as well as the increase from 1995 to 1996, were primarily due to gains from the sale of, and higher income received from, real estate owned in 1996

Amortization and Write-down of Intangibles
------------------------------------------

  The amortization and write-down of intangible assets was $4.1 million for the year ended December 31, 1997 as compared with $2.6 million for 1996 and $3.9 million for 1995. The increase in amortization for 1997 was due to the amortization of goodwill related to the BVC, CGC and Ultra acquisitions.

  The amortization and write-down of intangibles for 1995 includes core deposit premiums of $854,000, which were written-off due to an impairment in the value of core deposit premiums attributable to higher than expected decay rates in the customer deposits acquired. The balance of the core deposit premiums was subsequently amortized over the remaining useful life. Additionally, during the fourth quarter of 1995, BVB decided to sell or exchange certain of its acquired branches for which goodwill was recorded in 1981. Based on the offers received and management's estimates of the undiscounted future cash flows, the remaining unamortized goodwill was written-off because management believed that the goodwill could no longer be assured of recovery. As a result, goodwill of $758,000 was written-off in the fourth quarter of 1995.

INCOME TAXES

  Income tax expense was $9.2 million for the year ended December 31, 1997 as compared with $8.3 million for 1996. The income tax benefit was $708,000 for the year ended December 31, 1995. The effective tax rate for 1997 was 39.7% compared with 43.0% for 1996. The decrease in the effective tax rate for 1997 is primarily due to benefits resulting from enterprise zone tax credits as well as the finalization of recent tax audits.

EXTRAORDINARY ITEM

  As part of its asset/liability management strategy to reduce interest rate risk exposure, during the fourth quarter of 1995, the Company prepaid $45.0 million of its short-term FHLBSF advances. In addition, the Company committed to prepay an additional $145.0 million of its short-term FHLBSF advances in February 1996. As a result, the Company incurred a prepayment charge of $2.5 million (net of applicable income taxes). In accordance with Generally Accepted Accounting Principles, the prepayment penalties were reported as an extraordinary charge (net of applicable income taxes). Although the amount of the charge reduced the Company's earnings at the time the debt was extinguished, management believes that the Company's future earnings were enhanced by such actions. For further discussion of the Company's asset/liability management strategies, see "Asset and Liability Management".

                             SPECIAL MENTION ITEMS

  The net income (loss) for the periods indicated below contained certain items which deserve special mention and which were excluded from net income (loss) to arrive at core earnings.

1997 Special Mention Items
--------------------------

  The impact of special mention items during the year ended December 31, 1997 was a net expense of $9.6 million ($5.6 million after tax, or $0.42 per diluted share).

 .  $7.7 million in charges related to the acquisition of EurekaBank including:
   . $6.2 million in related systems, operations and reengineering integration projects.
   . $1.1 million payment to the senior debt holders. The $50 million senior debt, issued in May 1996, contained certain covenants, including restrictions on stock repurchases. In conjunction with the proposed acquisition of EurekaBank announced in May 1997, the Company negotiated covenant modifications with the senior debt holders to allow the repurchase of additional shares of stock.
   . $450,000 write-off of deferred expenses related to a shelf registration statement on Form S-3 for $500 million of automobile receivable-backed securities filed with the Securities and Exchange Commission in November 1996. With the Company's decision in 1997 to cease securitization of motor vehicle loans, the Company wrote-off the remaining unamortized expenses.
 .  $1.2 million in charges related to the expansion and reorganization of CGC and BVC.
 . $1.0 million in incremental costs related to the Company's issuance of $100 million subordinated debt in August. The debt proceeds were intended for corporate funding purposes, including funding for the EurekaBank acquisition. The incremental costs represent the effective cost of the debt in excess of the estimated reinvestment rate of the debt proceeds for the period prior to the EurekaBank acquisition.
 .  $800,000 expense accrual for long-term incentive plan awards due to an increase in the Company's stock price.
 .  $415,000 recovery related to a real estate joint venture previously written-
   off.
 . $650,000 benefit associated with the decision to remain with Fiserv (the current data processor for BVB and EurekaBank) and the corresponding reversal of an accrual for the termination of BVB's data processing contract discussed below.

  The Company has incurred a total of $7.7 million in expenses related to the EurekaBank acquisition ($4.5 million after tax, or $0.34 per diluted share).
The Company had previously disclosed that it expected to incur pre-merger expenses of $5 million ($2.9 million after tax, or $0.22 per diluted share). This amount exceeds the original estimate primarily due to expenses related to the Bank's systems conversion to EurekaBank's Fiserv - Pittsburgh systems platform. The decision to convert the Bank to EurekaBank's platform was made subsequent to the acquisition announcement and therefore not contemplated in the original estimate.

1996 Special Mention Items
--------------------------

  The impact of special mention items for the year ended December 31, 1996 was a net expense of $11.8 million ($6.8 million after tax, or $0.49 per diluted share).

 .  $11.7 million SAIF recapitalization assessment.
 .  $4.8 million gain from the sale of and income received from certain real estate owned properties.
 .  $2.4 million contribution to pre tax net income resulting from purchase accounting valuations associated with the BVC assets being held for sale.
 . $2.8 million accrual for termination of data processing contracts and write-down of computer hardware relating to the Company's long-term information services technology agreement with BISYS.
 .  $1.3 million loss accrual for lease obligations in excess of related sublease rentals resulting from unfavorable lease agreement terms.
 .  $1.2 million expense accrual for long-term incentive plan awards.

 .  $800,000 loss on sale of MBS and short sale of Treasury securities.
 . $500,000 additional write-down due to the sale of the Company's corporate office complex which closed in 1996. The Company had provided a write-down of $7.1 million on this property in 1995.
 .  $350,000 write-off of core deposit intangibles and fixed assets due to a branch closure.
 . $300,000 accrual for downsizing loan operations, relocation of administrative functions and other items.

1995 Special Mention Items
--------------------------

  The impact of special mention items for the year ended December 31, 1995, incurred primarily during the fourth quarter, was a net expense of $19.0 million ($11.3 million after tax, or $0.77 per share).

 .  $7.6 million write-down related to the corporate office complex, fixed assets and refurbishment expenses.
 .  $2.0 million related to a provision for loan losses on one loan and write-
   down related to foreclosed properties.
 .  $4.4 million prepayment penalties on FHLBSF advances.
 .  $3.8 million related to impairment of intangible assets and capitalized excess servicing and other special mention items.
 . $1.2 million related to charges for severance payments arising from workforce reductions and pension plans.

                             BALANCE SHEET ANALYSIS

  The Company's total assets at December 31, 1997 and 1996 were $3.2 billion and $3.3 billion, respectively.

SECURITIES INVESTMENT

  The Company's securities investment activities are primarily conducted by BVB. BVB has historically purchased (no significant purchases in 1997 or 1996) securities to maintain appropriate interest-earning asset levels when sufficient high quality loan production was not available. The majority of the securities purchased are high quality MBS, primarily issued by FHLMC, FNMA, GNMA and Student Loan Mortgage Association ("SLMA"). Since MBS are collateralized by mortgages, these assets qualify under the OTS regulations requiring BVB to hold certain levels of mortgage-related assets. The Company also invests in investment securities such as U.S. government agency notes and debentures and other short-term securities.

  The composition of the Company's investment securities portfolio at carrying value is summarized as follows as of the dates indicated:

                                         -------------------------------------------------------------------------------
                                                                          AT DECEMBER 31,
                                         -------------------------------------------------------------------------------
                                                   1997                        1996                         1995
                                         ----------------------      ----------------------      -----------------------
                                                                       (DOLLARS IN THOUSANDS)
Available for sale
U.S. Treasury Bills                                      $    -                     $12,792                      $     -
FHLMC and SLMA notes                                          -                           -                        7,000
FHLMC preferred stock                                         -                       1,010                        1,035
Other securities                                          5,639                           -                            -
                                         ----------------------      ----------------------      -----------------------
Total                                                    $5,639                     $13,802                      $ 8,035
                                         ======================      ======================      =======================

Held to maturity
FHLMC/FNMA notes and debentures                         $     -                     $10,004                      $ 9,988
FHLB callable notes                                           -                           -                       24,940
Federal Farm Credit Bank notes                            5,000                       5,000                        5,000
U.S. Treasury Bills                                           -                         200                            -
                                         ----------------------      ----------------------      -----------------------
Total                                                    $5,000                     $15,204                      $39,928
                                         ======================      ======================      =======================

  The composition of the Company's MBS portfolio is summarized as follows as of the dates indicated:

                                                                          AT DECEMBER 31,
                                         -------------------------------------------------------------------------------
                                                   1997                        1996                         1995
                                         ----------------------      ----------------------      -----------------------
                                                                       (DOLLARS IN THOUSANDS)
Available for sale
FHLMC, FNMA, and GNMA                                  $ 54,402                    $ 83,154                     $149,778
                                         ======================      ======================      =======================
Held-to-maturity
FHLMC, FNMA, and GNMA                                  $410,905                    $488,557                     $572,822
Financial institutions and intermediaries                 4,954                       5,902                        6,128
Other nonrated, nonresidential                                -                           -                        2,650
                                         ----------------------      ----------------------      -----------------------
Total                                                  $415,859                    $494,459                     $581,600
                                         ======================      ======================      =======================

  The principal balances of MBS sold were $20.5 million, $57.6 million and $103.4 million for the years ended December 31, 1997, 1996 and 1995, respectively. During 1996, the Company sold $57.6 million of MBS including $2.6 million of MBS which were scheduled to mature within three months of sale. The $2.6 million

MBS was sold from the held to maturity portfolio and the remainder of $55.0 million was from the available for sale portfolio. The Company does not maintain a trading portfolio. There were no purchases of MBS during 1997, 1996 or 1995.

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

  The unrealized loss on securities available for sale included in stockholders' equity was $72,000 and $713,000 (net of tax) at December 31, 1997 and 1996, respectively.

LOANS AND REAL ESTATE OWNED

Loan Portfolio Composition
--------------------------

  The composition of the Company's loan portfolio (before deductions for net deferred loan origination fees, premiums and discounts and allowance for loan losses) is summarized as follows as of the dates indicated. Except as shown below, the Company did not have any loan concentrations that exceeded 10% of total loans as of December 31, 1997. The Company also did not have any loan concentrations which may result in uncertainties materially impacting its future operations.

                                    --------------------------------------------------------------------------------------------
                                                                          AT DECEMBER 31,
                                    --------------------------------------------------------------------------------------------
                                        1997             1996                 1995                    1994               1993
                                    ----------        ----------           ----------              ----------         ----------
                                                                                  (DOLLARS IN THOUSANDS)
Banking Platform:
  Single family mortgage            $  550,506        $  692,086           $  731,310              $  733,265         $  424,095
  Multifamily mortgage               1,026,148         1,048,291              995,038                 980,849          1,019,174
  Commercial mortgage                  348,754           381,822              333,236                 337,483            336,383
                                    ----------        ----------           ----------              ----------         ----------
     Total mortgage                  1,925,408         2,122,199            2,059,584               2,051,597          1,779,652
  Home equity and other consumer       128,570            68,018               34,453                  30,357             30,020
                                    ----------        ----------           ----------              ----------         ----------
                                     2,053,978         2,190,217            2,094,037               2,081,954          1,809,672
Consumer Finance Platform:
  Motor vehicle loans                  298,627           315,439                  396                   1,126              5,552
Commercial Finance Platform:
  Commercial loans                      54,120                 -                    -                       -                  -
                                    ----------        ----------           ----------              ----------         ----------
Total                               $2,406,725        $2,505,656           $2,094,433              $2,083,080         $1,815,224
                                    ==========        ==========           ==========              ==========         ==========

Banking Platform

  A major portion of the Banking Platform's loan portfolio consists of loans collateralized by income-producing properties, all of which are located in California, principally Northern California. Construction loans have been insignificant. During 1996, BVB discontinued its single family mortgage loan originations. The Company believes that income property lending affords an opportunity to receive interest income at yields higher than those obtainable from single.

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

  ARMs comprise a significant portion of BVB's loan portfolio. The interest rates on ARMs may periodically rise or fall (generally based on monthly or semi-annual adjustment periods) in accordance with an independent index. At December 31, 1997, the ARM portfolio was primarily comprised of loans whose interest rates were tied to COFI, the one-year Constant Maturity Treasury Index and the six-month LIBOR rate.

Consumer Finance Platform

  The Consumer Finance Platform's loan portfolio consists of prime motor vehicle loans originated by BVC and Ultra as well as motor vehicle loans purchased from Ultra Funding, Ltd. prior to the Company's acquisition of Ultra effective October 1, 1997.

Commercial Finance Platform

  The Commercial Finance Platform's loan portfolio consists of commercial loans originated by CGC related to asset-based and transaction lending.

  The percentage of mortgage loans to total loans for each of the years in the five-year period beginning with the period ended December 31, 1997 was 80.0%, 84.7%, 98.3%, 98.5% and 98.0%, respectively. The percentage of motor vehicle and other consumer loans to total loans for each of the years in the five-year period beginning with the period ended December 31, 1997 was 17.8%, 15.3%, 1.7%, 1.5% and 2.0%, respectively. The percentage of commercial loans to total loans at December 31, 1997 was 2.2%.

  The composition of the Company's fixed and adjustable rate loan portfolios (before deductions for net deferred loan fees, premiums and discounts, and allowance for loan losses) is summarized as follows as of the dates indicated:

                                     ---------------------------------------------------------------
                                                              AT DECEMBER 31,
                                     ---------------------------------------------------------------
                                            1997                  1996                    1995
                                     ----------------     ------------------      ------------------
                                                           (DOLLARS IN THOUSANDS)
Fixed rate loans:
  Mortgage                                 $  295,068             $  329,358              $  255,897
  Motor vehicle and other consumer            399,318                336,812                   5,372
  Commercial                                   15,029                      -                       -
                                     ----------------     ------------------      ------------------
                                              709,415                666,170                 261,269
Adjustable rate loans:
  Mortgage                                  1,630,340              1,792,841               1,803,687
  Motor vehicle and other consumer             27,879                 46,645                  29,477
  Commercial                                   39,091                      -                       -
                                     ----------------     ------------------      ------------------
                                            1,697,310              1,839,486               1,833,164
                                     ----------------     ------------------      ------------------
Total                                      $2,406,725             $2,505,656              $2,094,433
                                     ================     ==================      ==================

Loan Originations and Purchases
-------------------------------

  Loans originated and purchased are summarized as follows for each of the years indicated:

                                  ------------------------------------------------------------------------
                                                            YEAR ENDED DECEMBER 31,
                                  ------------------------------------------------------------------------
                                            1997                      1996                     1995
                                  ---------------------      --------------------     --------------------
                                                            (DOLLARS IN THOUSANDS)
Loan Originations:
 Real Estate                                   $148,808                  $257,377                 $244,480
 Motor Vehicle (1)                              312,863                   118,897                        -
 Commercial (1)                                  17,672                         -                        -
 Other                                           17,717                    29,075                   13,950
                                  ---------------------      --------------------     --------------------
  Total Originations                            497,060                   405,349                  258,430
                                  ---------------------      --------------------     --------------------
Loan Purchases:
 Real Estate                                     50,967                    35,974                   12,928
 Home Equity                                     69,996                         -                        -
                                  ---------------------      --------------------     --------------------
  Total Purchases                               120,963                    35,974                   12,928
                                  ---------------------      --------------------     --------------------

Total Originations and Purchases               $618,023                  $441,323                 $271,358
                                  =====================      ====================     ====================

(1) The Consumer Finance Platform was created with the acquisitions of BVC in June 1996 and Ultra in October 1997, and the Commercial Finance Platform was created with the acquisition of CGC in April 1997.

  The shift in the Company's loan origination and purchase activity for 1997 as compared with 1996 and 1995 is consistent with management's strategy to de-emphasize mortgage activity and focus on consumer and commercial assets with higher risk-adjusted yields. Further, management's strategy is to supplement its loan production with purchases of loans with higher risk-adjusted yields than real estate loans.

Credit Quality
--------------

  The Company defines nonperforming assets ("NPAs") as nonperforming loans, defaulted mortgage-backed securities, real estate owned and other repossessed assets. The Company defines nonperforming loans as loans 90 days or more delinquent (excluding accruing loans delinquent 90 days or more) and loans less than 90 days delinquent designated as nonperforming when the Company determines that the full collection of principal and/or interest is doubtful. Nonperforming assets are placed on nonaccrual status. Troubled debt restructurings ("TDRs") are real estate loans that have been modified (due to borrower financial difficulties) to allow a stated interest rate and/or a monthly payment rate lower than those prevailing in the market.

  Overall credit quality has continued to improve as evidenced by significant declines in NPAs. The Company's NPAs and TDRs are summarized as follows as of the dates indicated:

                                         -----------------------------------------------------------------------------------------
                                                                                   AT DECEMBER 31,
                                         -----------------------------------------------------------------------------------------
                                             1997                 1996                1995               1994               1993
                                             ----                 ----                ----               ----               ----
                                                                               (DOLLARS IN THOUSANDS)

   Nonaccrual loans                         $10,991             $16,125             $10,755            $36,321            $54,436
   Real estate owned                          4,146               7,387              24,476             14,255             17,875
   Mortgage-backed securities                     -                   -               3,580                  -                  -
   Other repossessed assets                     629                 798                   -                  1                 54
                                                                -------             -------            -------            -------

                                            -------
   Nonperforming assets                      15,766              24,310              38,811             50,577             72,365
Troubled debt restructurings                    731                 509              15,641             13,948             14,188
                                            -------             -------             -------            -------            -------
Total                                       $16,497             $24,819             $54,452            $64,525            $86,553
                                            =======             =======             =======            =======            =======

  NPAs and NPAs as a percentage of consolidated total assets, by business platform, are summarized as follows as of the dates indicated:

                               ------------------------------------------------------------------------
                                 NONPERFORMING ASSETS AS A PERCENTAGE OF CONSOLIDATED TOTAL ASSETS
                               ------------------------------------------------------------------------
                               AT DECEMBER 31, 1997      AT DECEMBER 31, 1996      AT DECEMBER 31, 1995
                               --------------------      --------------------      --------------------
                                                        (DOLLARS IN THOUSANDS)

Banking                        $14,345        0.45%        $23,323       0.71%     $38,811       1.29%
Consumer Finance (1)               748        0.02%            987       0.03%           -          -
Commercial Finance (1)             673        0.02%              -          -            -          -
                               -------        ----         -------       ----      -------       ----

Total                          $15,766        0.49%        $24,310       0.74%     $38,811       1.29%
                               =======        ====         =======       ====      =======       ====

  Loans delinquent 60 days or more and loans delinquent 60 days or more as a percentage of consolidated loans, by business platform, are summarized as follows as of the dates indicated:

                               ------------------------------------------------------------------------
                                LOANS DELINQUENT 60 DAYS OR MORE AS A PERCENTAGE OF CONSOLIDATED LOANS
                               ------------------------------------------------------------------------
                               AT DECEMBER 31, 1997      AT DECEMBER 31, 1996     AT DECEMBER 31, 1995
                               --------------------      --------------------     --------------------
                                                        (DOLLARS IN THOUSANDS)

Banking Platform               $21,526        0.90%      $22,460         0.90%    $20,166        0.96%
Consumer Finance (1)             1,045        0.04%          548         0.02%          -           -
Commercial Finance (1)             673        0.03%            -            -           -           -
                               -------        ----       -------         ----     -------        ----
Total                          $23,244        0.97%      $23,008         0.92%    $20,166        0.96%
                               =======        ====       =======         ====     =======        ====

(1) The Consumer Finance Platform was created with the acquisitions of BVC in June 1996 and Ultra in October 1997, and the Commercial Finance Platform was created with the acquisition of CGC in April 1997.

Allowance for Losses on Loans
-----------------------------

  The Company conducts an ongoing review of its asset categories to assess the adequacy of the allowance for loan losses which are maintained at levels that management believes are sufficient to cover estimated possible losses in the portfolios. In determining the necessary level of the allowance for loan losses, management considers prevailing and anticipated economic conditions, historical loss experience, the levels of classified, nonperforming and delinquent assets, weighting by property type, loan portfolio trends and other factors.

  The allowance for losses at December 31, 1997 was $38.5 million as compared with $36.4 million at December 31, 1996 (including approximately $7.4 million related to loans held for sale) and $30.9 million at December 31, 1995. The increase in the allowance over prior years was due to a combination of factors including reserves for the Commercial Finance Platform acquired effective April 1997, the expansion of the Consumer Finance Platform and approximately $5.6 million in reserves established in connection with the $70 million home equity portfolio purchased in August 1997.

  The allowance for losses as a percentage of NPAs, gross loans and total assets is summarized as follows as of the dates indicated:

                                ----------------------------------------------------------------------------------------
                                                  ALLOWANCE FOR LOSSES AS A PERCENTAGE OF SPECIFIED ASSETS
                                ----------------------------------------------------------------------------------------

                                       DECEMBER 31, 1997              DECEMBER 31, 1996             DECEMBER 31, 1995
                                       -----------------              -----------------             -----------------
                                                                    (DOLLARS IN THOUSANDS)

                                     ASSETS         PERCENT            ASSETS      PERCENT         ASSETS         PERCENT
Nonperforming Assets                $   15,766          244%       $   24,310          150%       $   38,811           80%
Gross Loans                         $2,406,725         1.60%       $2,505,656         1.46%       $2,094,433         1.48%
Total Assets                        $3,246,476         1.18%       $3,300,262         1.10%       $3,004,496         1.03%

  The changes in the allowance for losses on loans are summarized as follows for the years indicated:

                                          -----------------------------------------------------------------------
                                                                    YEAR ENDED DECEMBER 31,
                                          -----------------------------------------------------------------------
                                               1997           1996           1995           1994           1993
                                          -------------   ------------   ------------   ------------   ----------
                                                                    (DOLLARS IN THOUSANDS)
Beginning balance                             $29,013        $30,014        $29,115        $33,790       $ 38,434
Reserves related to acquisitions               14,162          2,860              -              -              -
Charge-offs:
  Real Estate and Other                        (2,699)        (6,401)        (4,879)        (8,514)       (11,529)
  Motor Vehicle (1)                            (4,057)             -              -              -              -
  Commercial (1)                               (1,685)             -              -              -              -
                                          -------------   ------------   ------------   ------------   ----------
                                               (8,441)        (6,401)        (4,879)        (8,514)       (11,529)
Recoveries:
  Real Estate and Other                           706            642          1,494          1,472            353
  Motor Vehicle (1)                               955              -              -              -              -
  Commercial (1)                                  111              -              -              -              -
                                          -------------   ------------   ------------   ------------   ----------
                                                1,772            642          1,494          1,472            353
Net charge-offs                                (6,669)        (5,759)        (3,385)        (7,042)       (11,176)
Provision for loan losses                       1,952          1,898          4,284          2,367          6,532
                                          -------------   ------------   ------------   ------------   ----------

Ending balance                                $38,458        $29,013        $30,014        $29,115       $ 33,790
                                          =============   ============   ============   ============   ==========

Allowance for loans by category:
  Real Estate and Other                       $29,026        $27,969        $29,541        $28,560       $ 33,117
  Motor Vehicle (1)                             3,240          1,044            473            555            673
  Commercial (1)                                6,192              -              -              -              -
                                          -------------   ------------   ------------   ------------   ----------
  Total                                       $38,458        $29,013        $30,014        $29,115       $ 33,790
                                          =============   ============   ============   ============   ==========

(1) The Consumer Finance Platform was created with the acquisitions of BVC in June 1996 and Ultra in October 1997, and the Commercial Finance Platform was created with the acquisition of CGC in April 1997.

  Management believes that the allowance for loan losses is adequate to cover estimated losses in its asset portfolios, although there can be no assurance in this regard. Future adjustments may be necessary and earnings could be significantly adversely affected if circumstances differ substantially from the assumptions used in making such determinations. Management will continue to monitor the adequacy of the allowance for losses related to problem assets. Management monitors the impact of the economic environment on its lending activities on a periodic basis. If real estate markets weaken in future periods, no assurance can be given that the Company's future loss experience will approximate its current estimates. In addition, various regulatory agencies review the Company's allowance for losses as an integral part of their examination process. Such agencies may require the Company to recognize additions to this allowance based on their judgment relating to information available to them at the time of their examination.

CUSTOMER DEPOSITS

  As a primary part of the Company's business, deposits are gathered for purposes of funding loans and purchasing securities. A summary of customer deposits follows:

                                                  --------------------------------------------------------------------------------
                                                                                  AT DECEMBER 31, 1997
                                                  --------------------------------------------------------------------------------
                                                                                         % OF                     WEIGHTED
                                                            AMOUNT                       TOTAL                  AVERAGE RATE
                                                  -----------------------     -----------------------      -----------------------
                                                                                (DOLLARS IN THOUSANDS)

Transaction accounts                                           $  553,820                        33.0%                        2.97%
Retail certificates of deposit                                  1,045,152                        62.3                         5.51%
                                                  -----------------------     -----------------------      -----------------------
  Total retail deposits                                         1,598,972                        95.3                         4.65%
Brokered certificates of deposit                                   78,163                         4.7                         5.82%
                                                  -----------------------     -----------------------      -----------------------
Total                                                          $1,677,135                       100.0%                        4.71%
                                                  =======================     =======================      =======================

                                                  --------------------------------------------------------------------------------
                                                                                  AT DECEMBER 31, 1996
                                                  --------------------------------------------------------------------------------
                                                                                         % OF                     WEIGHTED
                                                            AMOUNT                       TOTAL                  AVERAGE RATE
                                                  -----------------------     -----------------------      -----------------------
                                                                                (DOLLARS IN THOUSANDS)
Transaction accounts                                           $  493,571                        27.9%                        2.62%
Certificates of deposit                                         1,100,559                        62.4                         5.48
Thrift certificates                                               169,837                         9.7                         5.55
                                                  -----------------------     -----------------------      -----------------------
Total                                                          $1,763,967                       100.0%                        4.69%
                                                  =======================     =======================      =======================

                                                  --------------------------------------------------------------------------------
                                                                                  AT DECEMBER 31, 1995
                                                  --------------------------------------------------------------------------------
                                                                                         % OF                     WEIGHTED
                                                            AMOUNT                       TOTAL                  AVERAGE RATE
                                                  -----------------------     -----------------------      -----------------------
                                                                                (DOLLARS IN THOUSANDS)
Transaction accounts                                           $  387,610                        21.3%                        2.38%
Certificates of deposit                                         1,432,230                        78.7                         6.02
                                                  -----------------------     -----------------------      -----------------------
Total                                                          $1,819,840                       100.0%                        5.24%
                                                  =======================     =======================      =======================

  Increasing the value of its retail branch franchise is one of management's primary objectives. Management believes that a gradual expansion of its retail deposit base, particularly transaction accounts in Northern California, will enhance its results of operations by lowering its cost of funds, increasing fee income and expanding opportunities for cross-selling products and services, although there can be no assurance in this regard. Throughout 1997 and 1996, management continued to emphasize the development and marketing of new products and as a result has successfully increased its percentage of transaction accounts in relation to total retail deposits which has contributed to lower cost of funds. Transaction accounts as a percentage of total retail deposits, and excluding BVC deposits at December 31, 1996, increased to 34.6% at December 31, 1997 as compared with 30.3% and 21.3% at December 31, 1996 and 1995, respectively.

  Included in total customer deposits at December 31, 1996 were deposits held by BVC, primarily comprised of thrift certificates which were similar to certificates of deposit with the exception that they were callable at par plus accrued interest. When thrift certificates were purchased by customers, BVC reserved the right to repurchase the certificates at any time upon thirty days notice. Utilizing this call provision, BVC redeemed the higher cost component (higher than BVB's incremental borrowing cost) of these deposits at face value (approximately $267 million) at December 31, 1996. The remainder of the BVC customer deposits (which were lower cost than BVB's incremental borrowing cost) were sold to BVB in June 1997.

  Retail certificates of deposit of $100,000 or more, by time remaining until maturity, were as follows:

                                              ------------------------------------
                                                          AT DECEMBER 31,
                                              ------------------------------------
                                                     1997                 1996
                                              ---------------      ---------------
                                                      (DOLLARS IN THOUSANDS)

Three months or less                                 $216,815             $ 89,816
Over three through six months                          73,230               11,883
Over six through twelve months                         60,658              127,357
Over twelve months                                     26,136               86,189
                                              ---------------      ---------------
Total                                                $376,839             $315,245
                                              ===============      ===============

BORROWINGS

  The Company utilizes collateralized advances from the FHLBSF for purposes of funding loans. In addition, the Company utilizes other borrowings, on a collateralized and noncollateralized basis, such as securities sold under agreements to repurchase (also known as reverse repurchase agreements).

  In August 1997, the Company issued $100 million in subordinated notes with a stated coupon of 9.125% and a yield of 9.225% (all-in cost was 9.62% annualized). In May 1996, the Company issued $50 million in senior debentures yielding 8.42% (all-in cost was 8.91% annualized).

  The Company's borrowings are summarized as follows:

                                                -------------------------------------------------------------------------
                                                                              AT DECEMBER 31,
                                                -------------------------------------------------------------------------
                                                          1997                      1996                      1995
                                                ---------------------     ---------------------     ---------------------
                                                                           (DOLLARS IN THOUSANDS)
Advances from FHLBSF                                       $1,110,270                $  977,750                  $766,790
Securities sold under agreements to repurchase                 90,134                   210,640                   166,738
Subordinated notes, net                                        99,372                         -                         -
Senior debentures                                              50,000                    50,000                         -
Other borrowings                                                6,200                     7,147                     7,937
                                                ---------------------     ---------------------     ---------------------

Total                                                      $1,355,976                $1,245,537                  $941,465
                                                =====================     =====================     =====================

  The increases in borrowings at December 31, 1997 was primarily due to a decrease in customer deposits. In late 1995, management redirected BVB's strategic focus to restructure the wholesale borrowings in conjunction with the enhancement of its retail deposit franchise. In the fourth quarter of 1995 and the first quarter of 1996, BVB prepaid $190 million of short-term high cost borrowings and replaced them with short-term lower cost borrowings. In conjunction with the prepayment of these borrowings, the Company entered into interest rate swap agreements to provide interest rate risk protection for the short-term lower cost borrowings by matching the floating interest rate characteristics and lengthening their maturities.

  The Company's short-term borrowings are summarized as follows:

                                                ---------------------------------------------------------------------------
                                                                                AT DECEMBER 31,
                                                ---------------------------------------------------------------------------
                                                          1997                       1996                       1995
                                                ---------------------      ---------------------      ---------------------
                                                                            (DOLLARS IN THOUSANDS)
Advances from FHLBSF                                       $  985,270                   $774,480                   $486,940
Securities sold under agreements to repurchase                 90,134                    210,640                    151,738
                                                ---------------------      ---------------------      ---------------------
Total                                                      $1,075,404                   $985,120                   $638,678
                                                =====================      =====================      =====================
Weighted average interest rate of total
 short-term borrowings outstanding at period end                 5.88%                      5.66%                      6.56%


  The following table sets forth the maximum outstanding balance for each type of short-term borrowing at any month end during 1997, 1996 and 1995, and the average balances and weighted average interest rates on short-term borrowings for 1997, 1996 and 1995:

                                                ---------------------------------------------------------------------------
                                                                                 DECEMBER 31,
                                                ---------------------------------------------------------------------------
                                                          1997                       1996                       1995
                                                ---------------------      ---------------------      ---------------------
                                                                            (DOLLARS IN THOUSANDS)
Advances from FHLBSF                                       $1,042,480                   $774,480                   $510,880
Securities sold under agreements to repurchase             $  201,551                   $220,281                   $248,131
Average amount of total short-term borrowings
 outstanding during the year                               $1,056,836                   $762,258                   $622,080
Weighted average interest rate of total
 short-term borrowings outstanding during the
 year                                                            5.75%                      5.66%                      6.09%



                        LIQUIDITY AND REGULATORY CAPITAL

Liquidity

  The Company's primary sources of funds include:
 .  Cash flows from operations
 .  Loan and MBS repayments
 .  Customer deposits
 .  Advances from the FHLBSF
 .  Reverse repurchase agreements

  The Company uses its liquidity resources principally as follows:
 .  Originations and purchases of loans
 . Funding the withdrawal of certificates of deposits and other deposit products . Repayment and/or refinance of maturing FHLBSF advances and reverse repurchase agreements

  The Company expects the foregoing sources of funds will satisfy its liquidity requirements. However, to the extent that the Company seeks to make additional acquisitions, it may be required to seek additional sources of outside financing.

  OTS regulations require savings institutions to maintain a specified liquidity ratio (presently 4.00%) of cash and securities to total customer deposits and borrowings due in one year or less. Historically, BVB has maintained its liquid assets above the minimum requirements imposed by the OTS regulations and at a level believed adequate to meet requirements imposed by the OTS regulations and at a level believed adequate to meet requirements of normal banking activities, repayment of maturing debt and potential deposit outflows. BVB maintained liquidity ratios of 5.42% and 5.39% for the months ended December 31, 1997 and 1996, respectively.

REGULATORY CAPITAL

  BVB's regulatory capital at December 31, 1997 exceeded the minimum requirements of each OTS regulatory capital standard on a fully phased-in basis as follows:

                        --------------------------------------------------------------------------------------------------------
                                                                             MINIMUM
                                       ACTUAL                              REQUIREMENT                           EXCESS
                        ---------------------------------      -----------------------------------     -------------------------
                            AMOUNT              RATIO              AMOUNT               RATIO           AMOUNT             RATIO
                        ---------------     -------------      ------------         --------------     --------            -----
                                                                         (DOLLARS IN THOUSANDS)
Tangible                   $202,194             6.33%             $ 47,932              1.50%          $154,262             4.83%
Core                        203,308             6.36%               95,898              3.00%           107,410             3.36%
Total Risk-based            228,532            10.87%              168,163              8.00%            60,369             2.87%

  The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires each Federal banking agency, including the OTS, to implement prompt corrective actions for under capitalized institutions that it regulates. Under capital guidelines enacted by FDICIA, BVB met the criteria for the "well capitalized" standard at December 31, 1997 as follows:

                        --------------------------------------------------------------------------------------------------------
                                                                          WELL CAPITALIZED
                                       ACTUAL                                REQUIREMENT                          EXCESS
                        ---------------------------------      -----------------------------------     -------------------------
                            AMOUNT              RATIO              AMOUNT               RATIO           AMOUNT             RATIO
                        ---------------     -------------      ------------         --------------     --------            -----
                                                                         (DOLLARS IN THOUSANDS)
Leverage                   $203,308              6.36%             $159,830               5.00%         $43,478            1.36%
Tier I Risk-based           203,308              9.67%              126,122               6.00%          77,186            3.67%
Total Risk-based            228,532             10.87%              210,204              10.00%          18,328            0.87%


                                   YEAR 2000

  The Year 2000 issue arises from computer programs that were written using two digits rather than four to define the applicable year. As a result, computer programs with time-sensitive software may have a difficult time distinguishing between the year 2000 and the year 1900, causing potential disruptions of operations, including among other things, potential miscalculations or inability to process transactions.

  The majority of the Company's EDP processing capabilities are either currently provided by third party vendors or are on systems that are in the process of converting to third party vendors. Contracts with each of these vendors require that the vendor be Year 2000 compliant. The Company continues to monitor these vendors' progress towards Year 2000 compliance. Additionally, the Company is evaluating all internal systems for potential Year 2000 compliance issues. The Company currently estimates that its total internal and external costs associated with making these internal systems Year 2000 compliant will be approximately $750,000 which will be funded through operating cash flows.


                       IMPACT OF NEW ACCOUNTING STANDARDS

  In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", which requires that an enterprise report, any major components and as a single total, the change in its net assets during the period from nonowner sources; and Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flow, and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

                        ASSET AND LIABILITY MANAGEMENT

     The objective of the Company's asset/liability management activities is to improve earnings by adjusting the type and mix of assets and liabilities to effectively address changing conditions and risks. Through overall management of its balance sheet and by controlling various risks, the Company seeks to optimize its financial returns within safe and sound parameters. The Company's operating strategies for attaining this objective include:

     . Managing net interest margin through appropriate risk/return pricing of assets and liabilities.
     . Increasing retail deposits as a percentage of interest-bearing liabilities and reducing the Company's cost of funds.
     . Utilizing the Company's strong capital position to boost the earnings power through acquisition of quality assets with higher risk-adjusted yields.
     . Controlling noninterest expense and enhancing noninterest income, utilizing improved information systems to facilitate the analysis of the profitability of individual business units and products.
     . Utilizing interest rate swap agreements and other hedging strategies to reduce exposure to fluctuations in interest rates.
     . Enhancing internal analysis capability for measuring, evaluating and monitoring risk.

INTEREST RATE RISK

     Financial institutions are subject to interest rate risk to the degree that interest-bearing liabilities reprice or mature on a different basis and at different times than interest-earning assets. The Company's strategy has been to reduce the sensitivity of its earnings to interest rate fluctuations by more closely matching the effective maturities or repricing characteristics of its assets and liabilities. Certain assets and liabilities, however, may react in different degrees to changes in market interest rates. Further, interest rates on certain types of assets and liabilities may fluctuate prior to changes in market interest rates, while rates on other types may lag behind. Additionally, certain assets, such as ARMs, have features, including payment and rate caps, which restrict changes in their interest rates. The Company considers the anticipated effects of these factors when implementing its interest rate risk management objectives.

     The Company pursues balance sheet strategies that should, in the long run, mitigate its exposure to rising interest rates. The Company also considers other strategies to minimize the variability of the net interest margin including off-balance sheet activities. The Company has initiated numerous actions which significantly reduced the Company's exposure to fluctuations in interest rates. These actions are discussed as follows.

Interest Rate Swaps
-------------------

     The Company uses interest rate swap agreements to reduce the interest rate fluctuation risk related to certain assets and liabilities. Interest rate swaps involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying notional amounts. At December 31, 1997 and 1996, the Company was party to interest rate swap agreements with notional principal amounts of $449 million and $421 million, respectively, which involve the receipt of floating interest rates (based on 3-month LIBOR) and payment of fixed interest rates on the underlying notional amounts.

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

Sale of MBS
-----------

     During 1997 and 1996 the Company sold $20.5 million and $57.6 million of fixed rate MBS. The purpose of the sales was to reduce the Company's exposure to interest rate increases. Additionally, during the fourth quarter of 1995 the Company reclassified $148 million of its MBS from held to maturity to available for sale as a result of adopting the implementation guide to SFAS 115. This reclassification allowed the Company to position these securities for potential sale, which assisted in the reduction of its interest rate risk exposure without tainting its remaining held to maturity portfolio.

Hedging Issuance of Subordinated Debt
-------------------------------------

     During 1997, the Company entered into $105 million in Treasury rate lock agreements to hedge the anticipated issuance of subordinated debt. These agreements guaranteed a stated rate of interest for a stated period of time and the Company paid the difference between the lock rate and the effective treasury rate on the settlement date. In conjunction with the Treasury rate lock agreements, approximately $307,000 was deferred and recognized as an adjustment of interest expense over the life of the subordinated debt.

Hedging Auto Loans Pending Securitization
-----------------------------------------

     As discussed elsewhere herein, in conjunction with the decision to sell BVC's auto loans and their subsequent securitization by BVSC, management entered into a short sale of Treasury securities that materially insulated the purchase accounting valuations from movements in interest rates. The short sale transaction was paired-off in December 1996 with a loss of $293,000 recorded as a loss on securities. At December 31, 1996, a Treasury rate lock transaction with a notional principal amount of $210 million was entered into to hedge the auto loans pending sale by BVC and securitization by BVSC.

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

     In measuring interest rate sensitivity, the Company uses simulation modeling to estimate the potential effects of movements in interest rates. Interest rate sensitivity analysis measures the Company's interest rate risk by computing estimated market value of equity ("MVE") based on the net present value of cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. MVE is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 400 basis point increase or decrease in market interest rates.

     The following table presents BVB's projected change in MVE, with and without interest rate swaps, for the various basis points ("bp") rate shock levels at December 31, 1997. All market risk sensitive instruments presented in this table are held to maturity or available for sale. The Company has no trading securities.

                             ----------------------------------------------------------
                                       CHANGES IN MARKET VALUE OF EQUITY
                             ----------------------------------------------------------
Projected Effect:               +100 BP        +200 BP        +300 BP        +400 BP
                             -------------  -------------  ------------   -------------
  MVE without swaps           $244,637       $218,753       $188,545       $153,974
  MVE with swaps              $256,706       $242,328       $223,102       $199,020
  Impact of swaps             $ 12,069       $ 23,575       $ 34,557       $ 45,046

                             ----------------------------------------------------------
                                       CHANGES IN MARKET VALUE OF EQUITY
                             ----------------------------------------------------------
Projected Effect:               -100 BP        -200 BP        -300 BP        -400 BP
                             -------------  ------------   -------------  -------------
  MVE without swaps           $281,024       $293,970       $313,508       $340,147
  MVE with swaps              $271,539       $274,513       $283,554       $299,132

  Impact of swaps             $ (9,485)      $(19,457)      $(29,954)      $(41,015)

     The change in MVE as a percentage of the present value of assets from an immediate 200 bp increase in interest rates was 0.59% and 1.15% at December 31, 1997 and 1996, respectively.

     The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Company may undertake in response to changes in interest rates. Certain shortcomings are inherent in the method of analysis presented in the computation of MVE. Actual values may differ from those projections set forth in the table, should market conditions vary from assumptions used in the preparation of the table.

     To measure the Company's interest rate sensitivity, a cumulative gap measure can also be used to assess the impact of potential changes in interest rates on net interest income. The repricing gap represents the net position of assets and liabilities subject to repricing in specified time periods. Assets and liabilities are categorized according to the expected repricing time frames based on management's judgment. A cumulative gap measure alone cannot be used to evaluate interest rate sensitivity because interest rate changes do not affect all categories of assets and liabilities equally or simultaneously.

  The following table sets forth information regarding asset and liability repricing for the Company as of December 31, 1997:

                                                                                     REPRICING PERIOD
                                                      ------------------------------------------------------------------------------
                                                         UNDER           OVER                OVER          OVER
                                                          ONE        ONE TO THREE        THREE TO FIVE     FIVE
                                                         YEAR            YEARS               YEARS         YEARS          TOTAL
                                                      ----------     -------------       -------------- ---------      -------------
                                                                               (DOLLARS IN THOUSANDS)
ASSETS
------
Cash and investments                                   $  257,588     $   5,000           $       0      $       0      $  262,588
Loans and mortgage-backed securities (1)                1,950,582       371,275             201,178        320,339       2,843,374
                                                       ----------     ---------           ---------      ---------      ----------

Total interest rate sensitive assets                   $2,208,170     $ 376,275           $ 201,178      $ 320,339      $3,105,962
                                                       ==========     =========           =========      =========      ==========

LIABILITIES
-----------
Deposits:
    Transaction accounts                               $  553,820             -                   -              -         553,820
    Certificates of deposit                             1,007,420     $ 110,987           $   4,908              -      $1,123,315
Borrowings                                              1,101,604       135,000              20,000      $  99,372       1,355,976
                                                       ----------     ---------           ---------      ---------      ----------

Total interest rate sensitive liabilities              $2,662,844     $ 245,987           $  24,908      $  99,372      $3,033,111
                                                       ----------     ---------           ---------      ---------      ----------

Repricing gap-positive (negative) before impact
 of interest rate swaps                                $ (454,674)    $ 130,288           $ 176,270      $ 220,967      $   72,851
                                                                                                                        ==========
Impact of interest rate swaps                             389,250      (111,750)           (100,000)      (177,500)
                                                       ----------     ---------           ---------      ---------
                                                          (65,424)       18,538              76,270         43,467
                                                       ----------     ---------           ---------      ---------

Cumulative repricing gap-positive (negative)           $  (65,424)    $ (46,886)          $  29,384      $  72,851
                                                       ==========     =========           =========      =========

    1997                                                    (2.11%)       (1.51%)              0.95%          2.35
    1996                                                     5.72%        (2.61%)             (4.23%)         5.69%

(1) Based on assumed annual prepayment and amortization rates which approximate the Company's historical experience.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                             ------------------------------------------
                                                                                            AT DECEMBER 31,
                                                                             ------------------------------------------
                                                                                      1997                    1996
                                                                             ------------------      ------------------
                                                                                  (DOLLARS IN THOUSANDS EXCEPT
                                                                                       PER SHARE AMOUNTS)
ASSETS
Cash and cash equivalents:
  Cash and due from depository institutions                                          $   40,885              $   22,608
  Interest-bearing deposits and short-term investments                                  190,937                  84,220
                                                                                     ----------              ----------
                                                                                        231,822                 106,828
Loans held for sale                                                                           -                 294,949
Securities available for sale:
  Investment securities                                                                   5,639                  13,802
  Mortgage-backed securities                                                             54,402                  83,154
Securities held to maturity:
  Investment securities (fair value:  1997 - $5,015; 1996 - $15,112)                      5,000                  15,204
  Mortgage-backed securities (fair value:  1997 - $413,980; 1996 - $483,461)            415,859                 494,459
Loans receivable held for investment, net of
  allowance for losses:  1997 - $38,458; 1996 - $29,013                               2,373,113               2,179,768
Investment in stock of FHLBSF                                                            61,012                  51,891
Real estate owned                                                                         4,146                   7,387
Premises and equipment, net                                                              16,164                   6,905
Intangibles                                                                              29,507                  10,197
Other assets                                                                             49,812                  35,718
                                                                                     ----------              ----------
   Total Assets                                                                      $3,246,476              $3,300,262
                                                                                     ==========              ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposits:
  Transaction accounts                                                               $  553,820              $  493,571
  Certificates of deposit                                                             1,123,315               1,270,396
                                                                                     ----------              ----------
                                                                                      1,677,135               1,763,967
Advances from FHLBSF                                                                  1,110,270                 977,750
Securities sold under agreements to repurchase                                           90,134                 210,640
Subordinated notes, net                                                                  99,372                       -
Senior debentures                                                                        50,000                  50,000
Other borrowings                                                                          6,200                   7,147
Other liabilities                                                                        39,738                  90,696
                                                                                     ----------              ----------
   Total Liabilities                                                                  3,072,849               3,100,200
                                                                                     ----------              ----------
Commitments and contingencies (Note 19)
Stockholders' equity:
  Serial preferred stock; authorized, 7,000,000 shares;
   outstanding, none                                                                          -                       -
  Common stock ($.01 par value); authorized, 60,000,000 shares;
   issued, 1997 - 15,125,874 shares and 1996 - 15,005,384 shares;
   outstanding, 1997 - 12,070,474 and 1996 - 13,349,270                                     151                     150
  Additional paid-in capital                                                            103,052                 100,436
  Retained earnings (substantially restricted)                                          141,065                 131,324
  Treasury stock, at cost, 1997 - 3,055,400 shares and 1996 - 1,656,114                 (66,352)                (26,497)
   shares
  Unrealized loss on securities available for sale, net of tax                              (72)                   (713)
  Debt of Employee Stock Ownership Plan                                                  (4,217)                 (4,638)
                                                                                     ----------              ----------
   Total Stockholders' Equity                                                           173,627                 200,062
                                                                                     ----------              ----------
   Total Liabilities and Stockholders' Equity                                        $3,246,476              $3,300,262
                                                                                     ==========              ==========

The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     --------------------------------------------------------------------------
                                                                                YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------------------------------------
                                                               1997                       1996                       1995
                                                     --------------------       --------------------       --------------------
                                                                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Interest income:
  Interest on loans receivable                                   $197,898                   $192,443                   $155,853
  Interest on mortgage-backed securities                           34,317                     42,081                     54,236
  Interest and dividends on investments                            10,029                      7,231                      6,374
                                                                 --------                   --------                   --------
                                                                  242,244                    241,755                    216,463
Interest expense:
  Interest on customer deposits                                    76,484                    100,225                     93,398
  Interest on senior debentures and notes                           7,716                      2,623                          -
  Interest on borrowings                                           70,708                     57,925                     67,149
                                                                 --------                   --------                   --------
                                                                  154,908                    160,773                    160,547

Net interest income                                                87,336                     80,982                     55,916
Provision for losses on loans                                       1,952                      1,898                      4,284
                                                                 --------                   --------                   --------
    Net interest income after provision for loan                   85,384                     79,084                     51,632
     losses

Noninterest income:
  Loan fees and charges                                             5,679                      4,930                      3,691
  Gain (loss) on sale of loans and securities                         925                     (1,453)                    (2,510)
  Rental income from premises                                           -                        534                        781
  Other, net                                                        6,151                      4,553                      4,180
                                                                 --------                   --------                   --------
                                                                   12,755                      8,564                      6,142
Noninterest expense:
  General and administrative:
    Compensation and employee benefits                             35,646                     27,956                     25,148
    Office occupancy and equipment                                 10,677                      9,865                      8,658
    Write-down of corporate office complex                              -                        500                      7,100
    Professional services                                           3,655                        849                      1,223
    Data processing service bureau                                  2,811                      4,243                      1,683
    Marketing                                                       2,612                      1,568                        997
    Deposit insurance premiums and regulatory fees                  1,475                      4,911                      4,473
    Other, net                                                     15,037                      9,063                      7,734
                                                                 --------                   --------                   --------
                                                                   71,913                     58,955                     57,016
  SAIF recapitalization assessment                                      -                     11,750                          -
  Income from real estate owned, net                                 (543)                    (4,806)                    (1,081)
  Provision for (recovery of) losses on real estate                  (585)                      (103)                       749
  Amortization and write-down of intangible assets                  4,088                      2,606                      3,944
                                                                 --------                   --------                   --------
                                                                   74,873                     68,402                     60,628
Income (loss) before income tax expense (benefit)
 and extraordinary item                                            23,266                     19,246                     (2,854)
Income tax expense (benefit)                                        9,245                      8,277                       (708)
                                                                 --------                   --------                   --------
    Income (loss) before extraordinary item                        14,021                     10,969                     (2,146)
Extraordinary item, net of tax                                          -                          -                     (2,544)
                                                                 --------                   --------                   --------
    Net income (loss)                                            $ 14,021                   $ 10,969                   $ (4,690)
                                                                 ========                   ========                   ========

Basic earnings per share:
  Income (loss) before extraordinary item                        $   1.09                   $   0.80                   $  (0.15)
  Extraordinary item                                                    -                          -                      (0.17)
                                                                 --------                   --------                   --------
    Net income (loss) per share                                  $   1.09                   $   0.80                   $  (0.32)
                                                                 ========                   ========                   ========

Diluted earnings per share:
  Income (loss) before extraordinary item                        $   1.06                   $   0.79                   $  (0.15)
  Extraordinary item                                                    -                          -                      (0.17)
                                                                 --------                   --------                   --------
    Net income (loss) per share                                  $   1.06                   $   0.79                   $  (0.32)
                                                                 ========                   ========                   ========

The accompanying notes are an integral part of these consolidated financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                      ----------------------------------------------------------------
                                                                               ADDITIONAL
                                                      NUMBER OF      COMMON     PAID-IN        RETAINED      TREASURY
                                                        SHARES       STOCK      CAPITAL       EARNINGS (1)     STOCK
                                                      ---------      ------   -----------     ------------   ---------
                                                                (Dollars in thousands except per share amounts)

Balance at December 31, 1994                           14,335         $143      $ 92,559       $133,624       $      -
Repurchase of common stock                                                                                      (8,577)
Exercise of stock options, including tax benefits         468            5         4,925            (53)           141
Cash dividends declared ($0.30 per share)                                                        (4,394)
Unrealized gain, net of tax
Repayment of debt
Net loss                                                                                         (4,690)
                                                       ------         ----      --------       --------       --------
Balance at December 31, 1995                           14,803          148        97,484        124,487         (8,436)

Repurchase of common stock                                                                                     (16,971)
Repurchase of common stock for retirement plan                                     1,090                        (1,090)
Exercise of stock options                                 202            2         1,862
Cash dividends declared ($0.305 per share)                                                       (4,132)
Unrealized loss, net of tax
Repayment of debt
Net income                                                                                       10,969
                                                       ------         ----      --------       --------       --------
Balance at December 31, 1996                           15,005          150       100,436        131,324        (26,497)

Repurchase of common stock                                                                                     (39,855)
Exercise of stock options, including tax benefits         121            1         2,616
Cash dividends declared ($0.34 per share)                                                        (4,280)
Unrealized gain, net of tax
Repayment of debt
Net income                                                                                       14,021
                                                       ------         ----      --------       --------       --------
Balance at December 31, 1997                           15,126         $151      $103,052       $141,065       $(66,352)
                                                       ======         ====      ========       ========       ========

                                                      ---------------------------------------------------------
                                                          UNREALIZED           DEBT OF
                                                             LOSS              EMPLOYEE
                                                        ON SECURITIES           STOCK            TOTAL
                                                      AVAILABLE FOR SALE       OWNERSHIP      STOCKHOLDERS'
                                                        (NET OF TAX)             PLAN           EQUITY
                                                      ---------------------------------------------------------
                                                          (Dollars in thousands except per share amounts)

Balance at December 31, 1994                           $ (3,634)                $(5,377)       $217,315
Repurchase of common stock                                                                       (8,577)
Exercise of stock options, including tax benefits                                                 5,018
Cash dividends declared ($0.30 per share)                                                        (4,394)
Unrealized gain, net of tax                               2,951                                   2,951
Repayment of debt                                                                   354             354
Net loss                                                                                         (4,690)
                                                       --------                 -------        --------
Balance at December 31, 1995                               (683)                 (5,023)        207,977
Repurchase of common stock                                                                      (16,971)
Repurchase of common stock for retirement plan                                                        -
Exercise of stock options                                                                         1,864
Cash dividends declared ($0.305 per share)                                                       (4,132)
Unrealized loss, net of tax                                 (30)                                    (30)
Repayment of debt                                                                   385             385
Net income                                                                                       10,969
                                                       --------                 -------        --------
Balance at December 31, 1996                               (713)                 (4,638)        200,062

Repurchase of common stock                                                                      (39,855)
Exercise of stock options, including tax benefits                                                 2,617
Cash dividends declared ($0.34 per share)                                                        (4,280)
Unrealized gain, net of tax                                 641                                     641
Repayment of debt                                                                   421             421
Net income                                                                                       14,021
                                                       --------                 -------        --------
Balance at December 31, 1997                           $    (72)                $(4,217)       $173,627
                                                       ========                 =======        ========

(1)  Substantially restricted.

The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     --------------------------------------------
                                                                                 YEAR ENDED DECEMBER 31,
                                                                     --------------------------------------------
                                                                           1997            1996            1995
                                                                     ------------     -----------     -----------
                                                                                 (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                       $  14,021        $ 10,969        $ (4,690)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
  Write-down on disposal of premises and equipment                             18           1,767           7,100
  Write-down and amortization of intangible assets                          4,088           2,606           3,944
  Proceeds from loans securitized and sold                                265,203           9,668             135
  Provision for losses on loans and real estate owned                       1,367           1,795           5,033
  Depreciation and amortization of premises and equipment                   2,974           2,210           3,079
  Amortization of deferred loan costs                                         187           1,396             452
  Amortization of premiums, net of discounts                                4,139           5,160           4,343
  (Gain) loss on sale of loans and securities                                (925)          1,160           2,510
  (Increase) decrease in other assets                                      (7,421)          1,866          (1,722)
  Increase (decrease) in other liabilities                                (54,707)         47,933           6,991
  Other, net                                                                 (473)         (3,741)            (14)
                                                                        ---------        --------        --------
    Net cash provided by operating activities                             228,471          82,789          27,161
                                                                        ---------        --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of subsidiaries, net of cash and cash equivalents
 received                                                                  (9,975)        (61,505)              -
Net (increase) decrease in loans resulting from originations
 net of principal payments                                                (57,327)         41,391         (31,575)
Purchase of loans                                                        (120,963)        (35,974)        (12,928)
Principal payments on mortgage-backed securities                           83,643          91,748          88,580
Proceeds from sale of mortgage-backed securities held to maturity               -           2,602               -
Proceeds from sale of mortgage-backed securities available for sale        20,465          54,458         101,242
Proceeds from maturities/calls of investment securities held to
 maturity                                                                  10,204          24,493          17,000
Proceeds from maturities/calls of investment securities available
 for sale                                                                  13,802          15,000               -
Purchase of investment securities held to maturity                              -          (3,041)        (32,000)
Purchase of investment securities available for sale                       (5,639)              -               -
Proceeds from sale of real estate owned                                    12,528          32,690          20,435
Proceeds from sale of leasing portfolio held for sale                           -          59,848               -
Proceeds from sale of premises and equipment                                    -          10,648               -
Additions to premises and equipment                                       (11,694)         (1,577)         (3,155)
(Increase) decrease in investment in stock of FHLBSF                       (9,121)        (10,558)         10,196
                                                                        ---------        --------        --------
    Net cash provided by (used in) investing activities                   (74,077)        220,223         157,795
                                                                        ---------        --------        --------

                                                                                         YEAR ENDED DECEMBER 31,
                                                                    -------------------------------------------------------------
                                                                             1997                  1996                 1995
                                                                    ----------------------    ------------------   --------------
                                                                                         (DOLLARS IN THOUSANDS)
CASH FLOWS FROM FINANCING ACTIVITIES
Net deposit inflows (outflows)                                                 (86,832)             (245,268)             112,464
Redemption of BVC deposits                                                           -              (267,500)                   -
Proceeds from advances from FHLBSF                                           5,509,532             1,644,226              480,000
Repayment of advances from FHLBSF                                           (5,377,012)           (1,433,266)            (669,520)
Repurchase of common stock                                                     (39,855)              (24,359)              (2,279)
Issuance of subordinated notes, net of discount                                 99,350                     -                    -
Issuance of senior debentures                                                        -                50,000                    -
Proceeds from reverse repurchase agreements                                    519,338               373,272              166,738
Repayment of reverse repurchase agreements                                    (639,844)             (329,370)            (255,106)
Net change in other borrowings                                                 (10,865)               (4,406)                (605)
Proceeds from issuance of common stock                                           1,207                 1,864                4,294
Dividends paid to stockholders                                                  (4,419)               (4,137)              (4,374)
                                                                           -----------           -----------            ---------
    Net cash used in financing activities                                      (29,400)             (238,944)            (168,388)
                                                                           -----------           -----------            ---------

Net increase in cash and cash equivalents                                      124,994                64,068               16,568
Cash and cash equivalents at beginning of year                                 106,828                42,760               26,192
                                                                           -----------           -----------            ---------
Cash and cash equivalents at end of year                                   $   231,822           $   106,828            $  42,760
                                                                           ===========           ===========            =========

Cash paid during the year for:
  Interest                                                                 $   148,615           $   164,315            $  80,226
  Income taxes                                                             $    14,674           $     4,951            $   4,450

Supplemental noncash investing and financing activities:
  Loans transferred to real estate owned                                   $     8,252           $    10,065            $  31,070
  Transfer of mortgage-backed securities from held to maturity
     to available for sale (Note 1)                                        $         -           $         -            $ 147,661
  Loans originated to sell real estate owned                               $     1,904           $     5,011            $   8,905


The acquisitions of subsidiaries involved the following (Note 2):

Liabilities assumed                                                        $    13,667             $ 476,492
Fair value of assets acquired, other than cash and
  cash equivalents                                                              (1,986)             (531,029)
Goodwill                                                                       (21,656)               (6,968)
                                                                           -----------             ---------
Acquisition of subsidiaries, net of cash and cash
 equivalents received                                                      $    (9,975)            $ (61,505)
                                                                           ===========             =========

The accompanying notes are an integral part of these consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The accompanying financial statements include the consolidated accounts of Bay View Capital Corporation, a holding company incorporated in Delaware (the "Company" or "BVCC"), and its wholly owned subsidiaries: Bay View Bank ("BVB"), Bay View Acceptance Corporation ("BVAC") and its wholly owned subsidiaries, Bay View Credit ("BVC"), formerly California Thrift & Loan ("CTL") and Ultra Funding, Inc. ("Ultra"), Concord Growth Corporation ("CGC"), Bay View Securitization Corporation ("BVSC"), a Delaware corporation and Regent Financial Corporation ("Regent"), a California corporation. All significant intercompany accounts and transactions have been eliminated. As used herein, the terms "Company" or "BVCC" refer to the Company and its consolidated subsidiaries unless otherwise indicated.

Nature of Operations

     The Company is a diversified financial services company headquartered in San Mateo, California. BVB is a federally chartered capital stock savings bank with 27 full-service community banking centers throughout the San Francisco Bay Area. BVC and Ultra operate as consumer finance companies throughout California, Texas and the Western United States. CGC operates as a commercial finance company throughout the United States. BVSC was formed for the purpose of issuing asset-backed securities through a trust. Regent provides item processing services.

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

     Statement of Financial Accounting Standards No. 114 ("SFAS 114"), "Accounting by Creditors for Impairment of a Loan" as amended by Statement of Financial Accounting Standards No. 118 ("SFAS 118"), "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" was effective January 1, 1995. A loan is impaired when, based on current information and events, it is probable that the Company is unable to collect all amounts due according to the contractual terms of the loan agreement. The Company considers nonperforming loans and troubled debt restructurings as impaired loans. Nonperforming loans are defined as loans 90 days or more delinquent (excluding accruing loans delinquent 90 days or more) and loans less than 90 days delinquent when the Company determines that full collection of principal and interest is doubtful. Troubled debt restructurings are loans which have been modified based on interest rate concessions and/or payment concessions. SFAS 114 is not applicable to large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. The Company considers its single family residential and consumer loans as homogeneous loans for purposes of the application of SFAS 114.

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

Loan Sales and Servicing

  In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement establishes standards under which, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. Under SFAS 125, the Company records a servicing asset for the present value of the retained interest in a transferred asset representing servicing fees net of related costs. Any retained interest in excess of such servicing fees is recorded on a net present value basis as an available for sale security and stated at fair value. SFAS 125 was effective, on a prospective basis, for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. Prior to January 1, 1997, when a participating interest in loans sold had an average contractual interest rate, adjusted for normal servicing fees, which was different than the agreed upon yield to the purchaser, the sales price was adjusted by the present value of the differential for the estimated remaining life of the loans (capitalized excess servicing). Any resulting net premium or discount is amortized to interest income over the estimated remaining life of the loans based on a methodology that approximates the effective interest yield method. The aggregate amount of unamortized premiums arising from loan sales was $1.2 million and $575,000 at December 31, 1997 and 1996, respectively and is included as other assets. At December 31, 1997, there was no impairment relating to servicing assets. Amortization of servicing assets and any related impairments are included in noninterest income as incurred. Gains or losses on the sale of loans are recognized at the time of sale.

Securities

     Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities" establishes the classification of investments into three categories: held to maturity, available for sale and trading. Securities classified as held to maturity are recorded at amortized cost because management intends and the Company has the ability to hold these securities to maturity. Securities classified as available for sale are reported at fair value. Fair value for these securities is obtained principally from published information or quotes by registered securities brokers. Securities for which quotes are not readily available are valued based on the present value of discounted estimated future cash flows.
The Company does not have a trading portfolio.

     Securities are identified as either available for sale or held to maturity at, or soon after, purchase and are accounted for accordingly. Net unrealized gains and losses on securities available for sale are excluded from earnings and reported net of applicable income taxes as a separate component of stockholders' equity until realized. Gains and losses on sales of securities are recorded in earnings at the time of sale and are determined by the difference between the net sale proceeds and the amortized cost of the security, using the specific identification method.

     Discounts and premiums on securities are amortized using a method approximating the interest method over the estimated life of the security, adjusted for actual prepayments. Interest on securities is accrued as income only to the extent considered collectible.

     In November 1995, the FASB issued "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities Questions and Answers" ("Special Report"). The Special Report was issued as an aid in understanding and implementing SFAS 115. For companies that adopted SFAS 115 prior to the issuance of this Special Report and the effects of adoption resulted in reclassification of securities between categories, the guidance stipulated that the transfers should be accounted for in accordance with SFAS
115. As a result, concurrent with the initial adoption of the Special Report, the Company reassessed the appropriateness of its classifications for all securities held at that time and, in December 1995, reclassified $147.7 million in mortgage-backed securities from held to maturity to available for sale. The transfer was recorded at a fair value of $146.0 million with $981,000 of unrealized losses (net of tax) recorded as a separate component of stockholders' equity.

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

     Goodwill represents the excess of cost over the fair value of net assets acquired. Goodwill is amortized to expense over a period no greater than the estimated remaining life of the long-term interest-earning assets acquired. If the assets acquired do not include a significant amount of long-term interest-earning assets, goodwill is amortized over a period that does not exceed the estimated remaining life of the existing customer deposit base. Goodwill is amortized on a straight-line basis over a period of up to 15 years. If it becomes probable that the estimated undiscounted future cash flows will be less than the carrying amount of goodwill, a reduction in the carrying amount is recognized.

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

Securities Sold Under Agreements to Repurchase

     The Company enters into sales of securities under agreements to repurchase (reverse repurchase agreements) which are considered financing activities. The obligations to repurchase the securities are reflected as liabilities, and the related underlying securities for the agreements, which are pledged as collateral and held by the counterparties, are included in the Company's securities portfolio as recorded assets.

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

Derivative Financial Instruments

     The Company uses interest rate derivative financial instruments (e.g., swaps and treasury rate locks) primarily to hedge mismatches in the rate and maturity of loans and their funding sources and reduce interest rate risk on anticipated transactions. These instruments serve to reduce rather than increase the Company's exposure to movements in interest rates. At the inception of the hedge, the Company identifies an individual asset, liability, or anticipated transaction or an identifiable group of essentially similar assets or liabilities that expose the Company to interest rate risk at the consolidated or subsidiary level. Interest rate derivatives are accounted for by the deferral or accrual method only if they are designated as a hedge and are expected to be and are effective in substantially reducing interest rate risk arising from the assets, liabilities or anticipated transactions identified as exposing the Company to risk. Treasury rate locks must meet specific correlation tests (i.e., the change in their fair values must be within 80 to 120 percent of the opposite change in the fair values of the anticipated transactions). For interest rate swaps, their notional amount, interest rate index and life must closely match the related terms of the hedged assets or liabilities. If periodic assessment indicates derivatives no longer provide an effective hedge, the derivatives are closed out or settled; previously unrecognized hedge results, and the net settlement upon close-out or termination that offset changes in value of the hedged asset or liability are deferred and amortized over the life of the asset or liability with excess amounts recognized in noninterest income.

     Amounts payable or receivable for interest rate swaps are accrued with the passage of time, the effect of which is included in the interest income or expense reported on the hedged asset or liability. If a hedged asset or liability settles before maturity of the hedging interest rate derivatives, the derivatives are closed out or settled, and previously unrecognized hedge results and the net settlement upon close-out or termination are accounted for as part of the gains and losses on the hedged asset or liability. If interest rate derivatives used in an effective hedge are closed out or terminated before the hedged item settles, previously unrecognized hedge results and the net settlement upon close-out or termination are deferred and amortized over the life of the hedged asset or liability.

     When an anticipated transaction occurs, the derivatives hedging the anticipated transaction are closed out or settled, and previously unrecognized hedge results and the net settlement upon close-out or termination are deferred and amortized over the life of the hedged asset or liability. If the anticipated transaction is a sale of assets, the derivatives hedging the anticipated transaction are closed out or settled, and previously unrecognized hedge results and the net settlement upon close-out or termination are accounted for as part of the gains and losses on the sale of the hedged asset. If the anticipated transaction does not occur, the derivatives hedging the anticipated transaction are closed out or settled, and are accounted for as gains and losses on the hedge.

     The Company is also exposed to loss of future interest differential payments (credit risk) in the event of nonperformance by the counterparties to the interest rate exchange agreements. The Company manages the credit risk of its interest rate exchange agreements by maintaining exposure limits and adhering to a strict counterparty selection process. The Company does not anticipate nonperformance by the other parties.

Stock-Based Compensation

     The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25 "Accounting for Stock Issued to Employees".

Earnings (Loss) Per Share

     In March 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Measurement of Earnings Per Share" ("SFAS 128"). SFAS 128 replaces Primary and Fully Diluted Earnings Per Share ("EPS") with Basic EPS and Diluted EPS for fiscal years ending after December 15, 1997. Basic EPS is calculated by dividing net earnings for the period by the weighted-average common shares outstanding for that period. There is no adjustment to the number of outstanding shares for dilutive instruments, such as stock options. Diluted EPS takes into account the dilutive impact of such instruments and uses the average share price for the period in determining the number of incremental shares to add to the weighted average number of shares outstanding.

     All prior period earnings per share amounts have been restated to reflect the adoption of SFAS 128. The basic and diluted loss per share for 1995 were calculated using the weighted average number of shares outstanding, excluding the impact of dilutive potential common shares.

The calculation of basic and diluted earnings per share is summarized as follows:

                                                           ----------------------------------------
                                                                    YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------
                                                              1997           1996           1995
                                                           ----------     ----------     ----------
                                                                 (DOLLARS IN THOUSANDS EXCEPT
                                                                      PER SHARE AMOUNTS)
Net earnings (loss) available to common stockholders        $14,021        $10,969        $(4,690)

Weighted average shares outstanding                          12,860         13,703         14,587
  Add:  Dilutive potential common shares                        343            197              -
                                                            -------        -------        -------
Diluted weighted average shares outstanding                  13,203         13,900         14,587
                                                            -------        -------        -------

Basic earnings (loss) per share                             $  1.09        $  0.80        $ (0.32)
                                                            =======        =======        =======

Diluted earnings (loss) per share                           $  1.06        $  0.79        $ (0.32)
                                                            =======        =======        =======

Recent Accounting Pronouncements

     In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," which requires that an enterprise report any major components and as a single total, the changes in its assets during the period from nonowner sources; and Statement of Financial Accounting Standard No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not materially impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted. Management has not yet determined its operating segments approach to SFAS 131.

Reclassification

     Certain reclassifications have been made to the prior year balances in order to conform to the current year presentation.


NOTE 2.   MERGER-RELATED ACTIVITY

California Thrift & Loan

     Effective June 1, 1996, the Company acquired all the outstanding stock of CTL Credit, Inc. and its wholly owned subsidiary California Thrift & Loan for cash.

     CTL was an FDIC-insured California industrial loan company with a specific focus on consumer lending. The acquisition was accounted for using the purchase method of accounting in accordance with APB No. 16, "Business Combinations". In an acquisition accounted for as a purchase, the purchase price is allocated to assets acquired and liabilities assumed based on their estimated fair values at the time of consummation of the transaction.

     The Company issued $50 million of 8.42% Senior Debentures in May 1996 of which a portion was used to partially finance the acquisition.

     The aggregate acquisition purchase price of approximately $62 million exceeded the estimated fair value of net assets acquired by approximately $7 million and is being amortized on a straight-line basis over seven years. Results of operations for the acquired entity have been included in the Company's consolidated financial statements commencing as of the effective date of acquisition.

     Effective December 31, 1997, CTL was de-regulated and renamed Bay View Credit. BVC is a subsidiary of BVAC, a subsidiary of BVB. All references to this subsidiary from this point forward will reflect its new name, Bay View Credit.

Concord Growth Corporation

     The Company completed its acquisition of EXXE Data Corporation ("EXXE") and its wholly owned commercial finance subsidiary, Concord Growth Corporation, on March 17, 1997. At the close of the transaction, EXXE became a stand-alone subsidiary of the Company. Subsequent to the close of the transaction, EXXE was merged into CGC and liquidated and CGC became a first-tier stand-alone subsidiary of the Company. The former holders of EXXE capital stock, warrants and options received an initial aggregate payment of $19.8 million and will be entitled to potential future cash payments, of up to $34 million, depending upon the financial performance of CGC. The acquisition was accounted for as a purchase effective April 1, 1997. The aggregate costs exceeded the fair value of the net assets acquired by approximately $21 million, which was recorded as goodwill and which is being amortized on a straight-line basis over a 15-year period.

Ultra Funding, Inc.

     Effective October 1, 1997, the Company, through its newly formed subsidiary, Ultra Funding, Inc., acquired the origination capabilities and certain assets of Ultra Funding, Ltd. of Austin, Texas. The purchase price exceeded the fair value of net assets acquired by approximately $400,000, which is being amortized on a straight-line basis over a 7-year period.

America First Eureka Holdings, Inc.

     The Company completed its acquisition of America First Eureka Holdings, Inc. ("AFEH") and its wholly owned subsidiary EurekaBank, a Federal Savings Bank, on January 2, 1998. Pursuant to the Merger Agreement, the Company paid $90 million in cash and $210 million in stock (8,076,923 shares of the Company's common stock) to America First Financial Fund 1987-A Limited Partnership, the sole shareholder of AFEH, for a total purchase price of $300 million. The number of shares issued was based on the average value of the Company's common stock for the 20 full trading days ending on the fifth business day prior to the merger closing date. Based on the average value of $34.3031 during this period, pursuant to the Merger Agreement, the number of shares issued was determined by dividing the $210 million stock portion of the purchase price by $26.00 per share.

     The acquisition of AFEH will be accounted as a purchase effective January 2, 1998. The amount of goodwill to be recorded as of the merger date is expected to be $98 million which will be amortized on a straight-line basis over 20 years and which excludes core deposit intangibles estimated at $12 million. This goodwill amount represents the preliminary estimate of the excess of the acquisition costs over the fair value of assets acquired and liabilities assumed based on information available as of this date. No assurance can be given that the final goodwill amount will not be more or less than the estimated amount.

NOTE 3.   CASH AND CASH EQUIVALENTS

     The Company's cash and cash equivalents are summarized as follows:

                                            -------------------------
                                                 AT DECEMBER 31,
                                            -------------------------
                                               1997           1996
                                            ---------      ----------
                                             (DOLLARS IN THOUSANDS)

Noninterest-earning deposits due from
 depository institutions                     $ 40,885       $ 22,608
Interest-earning deposits                         137            220
Short-term investments                        190,800         84,000
                                             --------       --------
Total                                        $231,822       $106,828
                                             ========       ========

     Generally, the Company's banking depositories either pay interest on deposits or apply an imputed interest credit to deposit balances which is used as an offset to charges for banking services rendered. The Company has no compensating balance arrangements or lines of credit with banks. Cash balances for BVB required to be held at the Federal Reserve Bank totaled approximately $1.4 million and $5.5 million at December 31, 1997 and 1996, respectively. There were no similar cash balance reserve requirements for BVC.


NOTE 4.   INVESTMENT SECURITIES

     The Company's investment securities are summarized as follows:

                                                  ----------------------------------------------
                                                             AT DECEMBER 31, 1997
                                                 -----------------------------------------------
                                                  AMORTIZED      GROSS UNREALIZED        FAIR
                                                     COST       GAINS     (LOSSES)       VALUE
                                                 ----------     -----     --------       -------
                                                            (DOLLARS IN THOUSANDS)
Available for sale
  Other securities                                $5,639         $  -      $  -           $5,639
                                                  ======         ====      ====           ======

Held to maturity
  Federal Farm Credit Bank callable note          $5,000         $15       $  -           $5,015
                                                  ======         ===       ====           ======

                                                             AT DECEMBER 31, 1996
                                                 -------------------------------------------------
                                                 AMORTIZED       GROSS UNREALIZED        FAIR
                                                    COST        GAINS     (LOSSES)       VALUE
                                                 ---------      -----     --------       ---------
                                                              (DOLLARS IN THOUSANDS)
Available for sale
  U. S. Treasury Bills                            $12,792        $  -      $  -           $12,792
  Federal Home Loan Mortgage
   Corporation preferred stock                      1,000         10          -             1,010
                                                  -------        ---       ----           -------
Total                                             $13,792        $10       $  -           $13,802
                                                  =======        ===       ====           =======

Held to maturity
  Federal Home Loan Mortgage Corporation
   debentures                                    $ 5,004         $ -       $(27)          $ 4,977
  Federal Home Loan Mortgage Corporation
   notes                                           5,000           -        (19)            4,981
  Federal Farm Credit Bank callable note           5,000           -        (46)            4,954
  U. S. Treasury Bills                               200           -           -              200
                                                  -------        ---       ----           -------
Total                                            $15,204         $ -       $(92)          $15,112
                                                 =======         ===       ====           =======

     The Company's debt security held to maturity at December 31, 1997 has a weighted average yield of 6.40% and matures in 2000. The weighted average yield of investment securities available for sale and held to maturity at December 31, 1996 was 5.29% and 6.67%, respectively.

     There were no sales of investment securities during 1997, 1996 and 1995. The Company's investment in Federal Home Loan Mortgage Corporation ("FHLMC") notes and debentures of $10.0 million was called at par in 1997 and the Company's FHLMC preferred stock of $1.0 million was redeemed by FHLMC at book value in 1997.

     In conjunction with the securitization of BVC's auto loan portfolio in January of 1997, BVC entered into a short sale of Treasury securities during the fourth quarter of 1996 to hedge the valuations from movements in interest rates. A loss of $293,000 was recorded in the fourth quarter of 1996 associated with the close out of this short sale of Treasury securities.


NOTE 5.   MORTGAGE-BACKED SECURITIES

     The Company's mortgage-backed securities are summarized as follows:

                                                 ---------------------------------------------
                                                             AT DECEMBER 31, 1997
                                                 ---------------------------------------------
                                                 AMORTIZED       GROSS UNREALIZED        FAIR
                                                   COST         GAINS     (LOSSES)       VALUE
                                                 ----------     -----     --------       -----
                                                             (DOLLARS IN THOUSANDS)
Available for sale
  Federal National Mortgage Association           $ 54,526       $  -      $  (124)       $ 54,402
                                                  ========       ====      =======        ========

Held to maturity
  Federal Home Loan Mortgage Corporation          $165,383       $154      $(1,114)       $164,423
  Federal National Mortgage Association            244,908        328       (1,431)        243,805
  Government National Mortgage Association             614         26            -             640
  Financial institutions and financial
   intermediaries                                    4,954        158            -           5,112
                                                  --------       ----      -------        --------
Total                                             $415,859       $666      $(2,545)       $413,980
                                                  ========       ====      =======        ========

                                                 ---------------------------------------------
                                                             AT DECEMBER 31, 1996
                                                 ---------------------------------------------
                                                 AMORTIZED       GROSS UNREALIZED        FAIR
                                                    COST        GAINS     (LOSSES)       VALUE
                                                 ---------      -----     --------       -----
                                                             (DOLLARS IN THOUSANDS)
Available for sale
  Federal National Mortgage Association           $ 84,401       $  -      $ (1,247)      $ 83,154
                                                  ========       ====      ========       ========

Held to maturity
  Federal Home Loan Mortgage Corporation          $202,402       $ 77      $ (4,805)      $197,674
  Federal National Mortgage Association            285,495        104        (6,754)       278,845
  Government National Mortgage Association             660         22             -            682
  Financial institutions and financial
   intermediaries                                    5,902        358             -          6,260
                                                  --------       ----      --------       --------
Total                                             $494,459       $561      $(11,559)      $483,461
                                                  ========       ====      ========       ========

     The weighted average yields of mortgage-backed securities ("MBS") available for sale and held to maturity at December 31, 1997 were 6.84% and 6.44%, respectively. The weighted average yields of MBS available for sale and held to maturity at December 31, 1996 were 6.61% and 6.44%, respectively.

     There were no adjustable rate MBS as of December 31, 1997. At December 31, 1996, the amount of adjustable rate MBS was $664,000. The Company uses MBS as full or partial collateral for borrowings. The total amount of pledged MBS at December 31, 1997 and 1996 was $455.7 million and $560.0 million, respectively.

     Proceeds from sales of MBS available for sale during 1997 were $20.5 million. Gross gains of $13,000 and gross losses of $13,000 were realized on those sales. There were no sales of MBS held to maturity during 1997. Proceeds from sales of MBS available for sale during 1996 were $54.5 million. Gross gains of $411,000 and gross losses of $918,000 were realized on those sales. Proceeds from the sale of MBS held to maturity (scheduled to mature within three months from sale date) during 1996 was $2.6 million and there was no gain or loss on this sale. Proceeds from sales of MBS available for sale during 1995 were $101.2 million. Gross gains of $688,000 and gross losses of $2.9 million were realized on those sales.

  The following table sets forth the remaining contractual terms to maturity of the Company's MBS portfolio as of December 31, 1997:

                        -----------------------------------------------------------------------------------------------------
                                                   OVER                  OVER
                                             ONE YEAR THROUGH    FIVE YEARS THROUGH
                           WITHIN ONE YEAR      FIVE YEARS             TEN YEARS        OVER TEN YEARS           TOTAL
                        ------------------- -------------------  ------------------ -------------------- --------------------
                                  WEIGHTED            WEIGHTED            WEIGHTED             WEIGHTED            WEIGHTED
                                  AVERAGE             AVERAGE             AVERAGE              AVERAGE             AVERAGE
                         AMOUNT    YIELD     AMOUNT    YIELD     AMOUNT    YIELD      AMOUNT    YIELD     AMOUNT    YIELD
                        -------- ---------- -------- ---------- -------- ----------  -------- ---------- -------- ----------
                                                                        (DOLLARS IN THOUSANDS)
Available for sale
FNMA                     $     -            $      -            $      -             $ 54,526   6.84%    $ 54,526   6.84%
                         =======            ========            ========             ======== ========== ======== ==========
Fair Value               $     -            $      -            $      -             $ 54,402            $ 54,402
                         =======            ========            ========             ========            ========

Held to maturity
  FHLMC, FNMA
   and GNMA              $10,654   5.29%    $  6,885   5.74%    $ 33,669   6.35%     $359,697   6.44%    $410,905   6.40%
  Financial
   institutions and
   intermediaries              -      -          100   8.88%           -      -         4,854  10.93%       4,954  10.89%
                         ------- ---------- -------- ---------- -------- ----------- -------- ---------- -------- ----------
Total amortized
 cost                    $10,654   5.29%    $  6,985   5.78%    $ 33,669   6.35%     $364,551   6.50%    $415,859   6.44%
                         ======= ========== ======== ========== ======== =========== ======== ========== ======== ==========
Fair Value               $10,618            $  6,928            $ 33,487             $362,947            $413,980
                         =======            ========            ========             ========            ========

NOTE 6.  LOANS RECEIVABLE

  The Company originates loans for the purpose of enabling borrowers to purchase or refinance multifamily (five or more units) and nonresidential real estate through its wholly owned subsidiary, BVB. During 1996, management re-directed its business lending practices and de-emphasized its focus on single family real estate lending. As a result, the Company discontinued its loan origination operations for those specific products. BVB's loans receivable are primarily secured by real property located in Northern California with the heaviest concentration in the counties of San Mateo, San Francisco and Santa Clara. Although BVB has a diversified loan portfolio, the geographic concentration of its borrowers implies a dependence on the regional economy and local real estate markets. The loan portfolio for BVC and Ultra consist primarily of motor vehicle loans, while CGC's loan portfolio consists of loans secured by receivables and equipment. BVC's motor vehicle loans were classified as held for sale at December 31, 1996, because they were subsequently sold to BVSC for securitization.

  The Company's loans receivable, which includes loans held for sale, are summarized as follows:

                                                 -----------------------------------------
                                                                AT DECEMBER 31,
                                                 -----------------------------------------
                                                         1997                     1996
                                                 ----------------         ----------------
                                                            (DOLLARS IN THOUSANDS)
Mortgage loans:
  Residential
    Single family (one to four units)                  $  550,506               $  692,086
    Multifamily (five or more units)                    1,026,148                1,048,291
  Nonresidential                                          348,754                  381,822
                                                 ----------------         ----------------
                                                        1,925,408                2,122,199
Motor vehicle loans                                       298,627                  315,439
Home equity and other consumer                            128,570                   68,018
Commercial                                                 54,120                        -
                                                 ----------------         ----------------
Gross loans receivable                                  2,406,725                2,505,656

Advances to borrowers                                       1,487                    1,173
Less:
  Net deferred loan origination fees                       (2,541)                  (2,405)
  Premiums and discounts                                    5,900                     (694)
  Allowance for loan losses                               (38,458)                 (29,013)
                                                 ----------------         ----------------
                                                          (35,099)                 (32,112)
                                                 ----------------         ----------------
Total                                                  $2,373,113               $2,474,717
                                                 ================         ================

  During the first quarter of 1997, $253 million of BVC's motor vehicle loans were sold and securitized. The BVC motor vehicle loan portfolio was recorded at its fair value upon acquisition assuming that such loans would be securitized and sold. As a result the $925,000 gain recorded on the sale was related to the change in market interest rates between the acquisition date of BVC and the sale and securitization of the loans. At December 31, 1997, BVC is servicing $145 million of these motor vehicle loans. The Company discontinued the sale and securitization of BVC's motor vehicle loans in conjunction with the announcement of the EurekaBank acquisition in May 1997.

  BVB has historically sold (none in 1997 or 1996) mortgage loans to the secondary market and usually retained responsibility for servicing the loans. At December 31, 1997, 1996 and 1995, BVB serviced participating interests in loans sold of $372.0 million, $412.4 million, and $466.5 million, respectively.

  The Company has agreed to modifications of certain multifamily and nonresidential mortgage loans. The modifications have taken the form of interest rate concessions, and/or payment concessions. Such loan modifications are considered troubled debt restructurings (see Note 1) and are entered into with the objective of maximizing the Company's long-term recovery of the investment in the loan when a borrower is experiencing financial difficulties. The Company has no commitments to lend additional funds to borrowers whose loans were so modified. In the aggregate, the Company's investment in troubled debt restructurings (excluding troubled debt restructurings classified as nonaccrual loans) was $731,000 and $509,000 at December 31, 1997 and 1996, respectively. Interest income with respect to these loans, under their original terms, as well as actual interest recognized, was not significant in 1997 or 1996. Under their original terms, interest income with respect to these would have been $1.1 million in 1995, while actual interest recognized by the Company on these modified loans was $1.1 million in 1995.

  At December 31, 1997 and 1996, nonaccrual loans totaled $11.0 million and $16.1 million, respectively. Interest on nonaccrual loans that was not recorded in income was $209,000, $735,000 and $623,000 for the years ended December 31, 1997, 1996, and 1995, respectively. Actual interest recognized by the Company on these nonaccrual loans was not significant in 1997, 1996 or 1995. At December 31, 1997, the Company had no commitments to lend additional funds to these borrowers.

  The average investment in impaired loans during 1997 and 1996 was $13.9 million and $15.1 million, respectively. Impaired loans recorded in accordance with SFAS 114 consist of nonperforming loans (see Note 1) and troubled debt restructurings and are summarized as follows:

                                              -------------------------------------------------------------
                                                                      AT DECEMBER 31,
                                              -------------------------------------------------------------
                                                      1997                  1996                  1995
                                              ------------------     ----------------      ----------------
                                                                   (DOLLARS IN THOUSANDS)
Nonperforming loans                                      $10,991              $16,125               $10,755
Troubled debt restructurings                                 731                  509                15,641
                                              ------------------     ----------------      ----------------
Total                                                    $11,722              $16,634               $26,396
                                              ==================     ================      ================

  The changes in the Company's allowance for loan losses are summarized as follows:

                                              --------------------------------------------------------------
                                                            AT AND FOR THE YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------------------
                                                       1997                   1996                 1995
                                              ------------------     ------------------     ----------------
                                                                   (DOLLARS IN THOUSANDS)
Balance at beginning of year                             $29,013                $30,014              $29,115
Reserves related to entity and asset
 acquisitions                                             14,162                  2,860                    -
Charge-offs:
  Real estate and other                                   (2,699)                (6,401)              (4,879)
  Motor vehicle                                           (4,057)                     -                    -
  Commercial                                              (1,685)                     -                    -
                                              ------------------     ------------------     ----------------
                                                          (8,441)                (6,401)              (4,879)
Recoveries:
  Real estate and other                                      706                    522                1,424
  Motor vehicle                                              955                    120                   70
  Commercial                                                 111                      -                    -
                                              ------------------     ------------------     ----------------
                                                           1,772                    642                1,494
                                              ------------------     ------------------     ----------------
Net charge-offs                                           (6,669)                (5,759)              (3,385)
Provision for loan losses                                  1,952                  1,898                4,284
                                              ------------------     ------------------     ----------------
Balance at end of year                                   $38,458                $29,013              $30,014
                                              ==================     ==================     ================
Allowance for loans by category:
  Real estate and other                                  $29,026                $27,969              $29,541
  Motor vehicle                                            3,240                  1,044                  473
  Commercial                                               6,192                      -                    -
                                              ------------------     ------------------     ----------------
   Total                                                 $38,458                $29,013              $30,014
                                              ==================     ==================     ================

  Allowance for loan losses was provided for all impaired loans at December 31, 1997 and 1996. The portion of the total allowance for loan losses that was attributable to impaired loans was $1.7 million and

$1.9 million at December 31, 1997 and 1996, respectively. Provision for loan losses, charge-offs and recoveries relating to impaired loans were $2.0 million, $8.4 million and $1.8 million for the year ended December 31, 1997, respectively, $1.9 million, $6.4 million and $0.6 million for the year ended December 31, 1996, respectively, and $4.3 million, $4.9 million and $1.5 million for the year ended December 31, 1995, respectively.

  To facilitate the sale of real estate loans, the Company has in the past occasionally offered a recourse guaranty on loans sold whereby the Company agreed to repurchase or substitute loans that became 90 days delinquent. In addition, the Company on occasion subordinated its retained participation interest in sold loans. At December 31, 1997 and 1996, the Company had outstanding recourse and subordination contingencies relating to principal of $50.9 million and $54.3 million, respectively, on sold mortgage loans.

  At December 31, 1997 and 1996, mortgage loans aggregating $1.24 billion and $1.13 billion respectively, were pledged as collateral for advances from the FHLBSF.


NOTE 7.  PREMISES AND EQUIPMENT

  The Company's premises and equipment are summarized as follows:

                                             ---------------------------------------
                                                           AT DECEMBER 31,
                                             ---------------------------------------
                                                     1997                  1996
                                             ----------------      -----------------
                                                       (DOLLARS IN THOUSANDS)
Land                                                 $    214               $    214
Buildings                                                 338                    336
Capitalized leases                                      3,979                  3,979
Leasehold improvements                                  7,505                  6,917
Furniture and equipment                                20,992                 14,736
Other                                                   3,896                    361
                                             ----------------      -----------------
                                                       36,924                 26,543
Less:
Accumulated depreciation
 and amortization                                     (20,760)               (19,638)
                                             ----------------      -----------------
Total                                                $ 16,164               $  6,905
                                             ================      =================

  During the fourth quarter of 1995, the Company recorded a charge of $7.1 million to adjust the carrying amount of the land and building of its San Mateo, California corporate office complex to its estimated fair value less costs to sell as a result of its decision to pursue a sale of the complex. The Company recorded additional charges of $500,000 as a result of the sale of the complex in September 1996. During 1996, the Company wrote off $1.2 million of computer hardware equipment as a result of new specifications relating to the Company's long-term information services technology agreement with an outside data processing services vendor. Depreciation and amortization expense for the years ended December 31, 1997, 1996 and 1995 was $3.0 million, $2.2 million and $3.1 million, respectively.

NOTE 8.  INTANGIBLE ASSETS

  The Company's intangible assets are summarized as follows:

                                                                  AT DECEMBER 31,
                                                   -------------------------------------------
                                                           1997                     1996
                                                   ------------------      -------------------
                                                               (DOLLARS IN THOUSANDS)
Core deposit premiums                                         $ 1,758                  $ 3,810
Goodwill                                                       27,749                    6,387
                                                   ------------------      -------------------
Total                                                         $29,507                  $10,197
                                                   ==================      ===================

  During the fourth quarter of 1995, core deposit premiums of $854,000 were written-off for the year ended December 31, 1995 resulting from an impairment in the value of core deposit premiums that was attributable to higher than expected decay rates in the customer deposits acquired. The balance of core deposit premiums was subsequently amortized over its remaining useful life.
Amortization expense for core deposit premiums was $2.1 million, $2.0 million and $1.9 million for the years ended December 31, 1997, 1996 and 1995, respectively.

  During the fourth quarter of 1995, BVB explored the sale and/or exchange of certain of its acquired branches which had purchased goodwill dating from 1981. Based on offers received and management's estimate of undiscounted future cash flows, it was determined that the recovery of the goodwill associated with these branches was no longer recoverable and related unamortized goodwill of $758,000 was written off in 1995. Amortization expense for goodwill was $2.0 million, $581,000 and $396,000 for the years ended December 31, 1997, 1996 and 1995, respectively.


NOTE 9.  CUSTOMER DEPOSITS

  The Company's customer deposits are summarized as follows:

                                                  --------------------------------------------------------------------------------
                                                                                  AT DECEMBER 31, 1997
                                                  --------------------------------------------------------------------------------
                                                                                         % OF                    WEIGHTED
                                                            AMOUNT                       TOTAL                 AVERAGE RATE
                                                  -----------------------     -----------------------      -----------------------
                                                                                (DOLLARS IN THOUSANDS)
Passbook accounts                                              $  130,856                         7.8%                        2.28%
Checking accounts                                                 116,114                         6.9                         0.68
Money market accounts                                             306,850                        18.3                         4.44
                                                  -----------------------     -----------------------      -----------------------
Transaction accounts                                              553,820                        33.0                         2.97
Brokered certificates of deposit                                   78,163                         4.7                         5.82
Certificates of deposit                                         1,045,152                        62.3                         5.51
                                                  -----------------------     -----------------------      -----------------------
Total                                                          $1,677,135                       100.0%                        4.71%
                                                  =======================     =======================      =======================

                                                  --------------------------------------------------------------------------------
                                                                                 AT DECEMBER 31, 1996
                                                  --------------------------------------------------------------------------------
                                                                                         % OF                       WEIGHTED
                                                            AMOUNT                      TOTAL                     AVERAGE RATE
                                                  -----------------------     -----------------------      -----------------------
Passbook accounts                                              $  189,279                        10.7%                        2.38%
Checking accounts                                                 111,436                         6.3                         0.78
Money market accounts                                             192,856                        10.9                         3.92
                                                  -----------------------     -----------------------      -----------------------
Transaction accounts                                              493,571                        27.9                         2.62
Certificates of deposit                                         1,100,559                        62.4                         5.48
Thrift certificates                                               169,837                         9.7                         5.55
                                                  -----------------------     -----------------------      -----------------------
Total                                                          $1,763,967                       100.0%                        4.69%
                                                  =======================     =======================      =======================

  Noninterest bearing deposits were $27.2 million and $24.6 million as of December 31, 1997 and 1996, respectively. Customer deposits at December 31, 1997 included certificates of deposit scheduled to mature as follows:

                                                   -------------------
                                                       (DOLLARS IN
                                                       THOUSANDS)
                                                   -------------------
1998                                                        $1,007,420
1999                                                            95,141
2000                                                            15,846
2001                                                             4,758
2002                                                               150
                                                   -------------------
Total                                                       $1,123,315
                                                   ===================

  Interest expense on customer deposits, by deposit type, is summarized as follows (including BVC effective June 1, 1996):

                                                                      YEAR ENDED DECEMBER 31,
                                               -------------------------------------------------------------------
                                                        1997                     1996                    1995
                                               -------------------       ------------------       ----------------
                                                                       (DOLLARS IN THOUSANDS)

Passbook accounts                                          $ 3,667                 $  5,335                $ 3,777
Checking and money market accounts                           9,050                    6,095                  4,468
Certificates of deposit                                     60,470                   73,429                 85,153
Thrift certificates                                          3,297                   15,366                      -
                                               -------------------       ------------------       ----------------
Total                                                      $76,484                 $100,225                $93,398
                                               ===================       ==================       ================

  At year-end 1996, BVC redeemed approximately $267 million of customer deposits at face value. In June 1997, BVC sold substantially all of its remaining deposits to BVB.


NOTE 10.   ADVANCES FROM THE FEDERAL HOME LOAN BANK OF SAN FRANCISCO

  At December 31, 1997 and 1996, BVB had the following advances outstanding with the following maturities and rates:

                                  ----------------------------------------------------------------------------------------------
                                                                                                    WEIGHTED AVERAGE
                                                 PRINCIPAL AMOUNTS                                   INTEREST RATES
                                  ---------------------------------------------     --------------------------------------------
                                            1997                     1996                    1997                     1996
                                  ---------------------     -------------------------------------------      -------------------
                                                                       (DOLLARS IN THOUSANDS)

1997                                                  -                $774,480                       -                     5.69%
1998                                         $  985,270                 108,270                    5.88%                    5.87
1999                                             65,000                  35,000                    6.14                     5.84
2000                                             20,000                  20,000                    5.89                     5.88
2001                                             40,000                  40,000                    7.27                     7.18
                                  ---------------------     -------------------     -------------------      -------------------
Total                                        $1,110,270                $977,750                    5.94%                    5.78%
                                  =====================     ===================     ===================      ===================

  FHLBSF advances at December 31, 1997 included $5 million of borrowings maturing in 1998 at interest rates that reset monthly based on the Eleventh District Cost of Funds Index and $20 million of borrowings maturing in 2001 at interest rates that reset semi-annually based on the 6-month LIBOR rate. FHLBSF advances were collateralized by loans and MBS totaling $1.7 billion at both December 31, 1997 and 1996.

  BVB is a member of the Federal Home Loan Bank System. As a member, BVB is required to purchase stock in the FHLBSF at an amount equal to the greater of 1% of BVB's residential mortgage loans or 5% of outstanding FHLBSF advances. The stock is purchased at par value ($100 per share) and shares of stock held in excess of the minimum requirement may be sold back to the FHLBSF at par value. BVB records its investment in FHLBSF stock at cost (par value). At December 31, 1997, BVB's investment was $58.5 million and its minimum required investment was $55.5 million. At December 31, 1997, BVC's investment in FHLBSF stock was $2.5 million. The stock is pledged as collateral for advances from the FHLBSF. The FHLBSF generally declares quarterly stock dividends. The amount of FHLBSF dividends recorded in income during the years ended December 31, 1997, 1996 and 1995 was $3.4 million, $2.5 million, and $2.2 million, respectively.

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


NOTE 11.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

  Securities sold under agreements to repurchase are effectively borrowings secured by mortgage-backed securities. The securities sold under the terms of these agreements are safekept for the Company by the registered primary securities dealers who arrange the transactions. Borrowings under reverse repurchase agreements at December 31, 1997 and 1996 were $90.1 million and $210.6 million, respectively. The weighted average interest rate on reverse repurchase agreements at December 31, 1997 and 1996 were 5.76% and 5.53%, respectively.

  These borrowings have maturities of one year or less and are collateralized by mortgage-backed securities aggregating $93.6 million and $218.2 million respectively, at December 31, 1997 and 1996. The contractually required market values of the collateral may range up to 106% of the borrowings. The market value of the mortgage-backed securities collateralizing such borrowings at December 31, 1997 and 1996 was $95.5 million and $218.7 million, respectively.


NOTE 12.  NOTES AND DEBENTURES

  On August 28, 1997, the Company issued $100 million in subordinated notes registered under the Securities Act of 1933, as amended (the "Securities Act"). The notes are unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness, as defined, of the Company. The notes mature on August 15, 2007, with a call provision upon a change of control, within 180 days of the occurrence of the change, or upon the occurrence of certain other events, at the option of the Company. The issuance has a stated coupon of 9.125% and yields 9.225%. The all-in cost of the subordinated debt is approximately 9.6%. The Company may use the net proceeds for general corporate purposes, which may include, among other things, the repayment of outstanding indebtedness, investments in or extensions of credit to its subsidiaries and the financing of acquisitions such as EurekaBank. Interest expense on the subordinated notes for the year ended December 31, 1997 was $3.2 million.

  On May 28, 1996, the Company issued $50 million of 8.42% senior debentures, which were not registered under the Securities Act, in a private placement under
Section 4 (2) of the Securities Act. A portion of the proceeds were used to finance the acquisition of BVC. The senior debentures, which have an all-in cost of approximately 8.9%, are due June 1, 1999. In conjunction with the acquisition of

EurekaBank, the Company negotiated covenant modifications with the senior debenture holders during 1997 to allow the repurchase of additional shares of common stock in exchange for a payment of approximately $1.1 million. Interest expense on the senior debentures was $4.5 million for 1997 and $2.6 million for 1996.


NOTE 13.  INCOME TAXES

  The Company and its subsidiaries file consolidated federal income tax returns in which the taxable income or loss of the Company is combined with that of its subsidiaries. Each subsidiary's share of income tax expense (benefit) is based on the amount which would be payable if separate returns were filed. The Company's consolidated income tax expense (benefit), before extraordinary items, is summarized as follows:

                                      ----------------------------------------------------------------------------------
                                                                   YEAR ENDED DECEMBER 31, 1997
                                      ----------------------------------------------------------------------------------
                                                FEDERAL                        STATE                        TOTAL
                                      ------------------------      -----------------------      -----------------------
                                                                     (DOLLARS IN THOUSANDS)
Current                                                $ 4,940                      $ 1,294                      $ 6,234
Deferred                                                 2,277                          734                        3,011
                                      ------------------------      -----------------------      -----------------------
Total                                                  $ 7,217                      $ 2,028                      $ 9,245
                                      ========================      =======================      =======================
                                      ----------------------------------------------------------------------------------
                                                                  YEAR ENDED DECEMBER 31, 1996
                                      ----------------------------------------------------------------------------------
Current                                                $ 3,007                      $   352                      $ 3,359
Deferred                                                 3,046                        1,872                        4,918
                                      ------------------------      -----------------------      -----------------------
Total                                                  $ 6,053                      $ 2,224                      $ 8,277
                                      ========================      =======================      =======================
                                      ----------------------------------------------------------------------------------
                                                                  YEAR ENDED DECEMBER 31, 1995
                                      ----------------------------------------------------------------------------------
Current                                                $(5,652)                     $(2,482)                     $(8,134)
Deferred                                                 5,135                        2,291                        7,426
                                      ------------------------      -----------------------      -----------------------
Total                                                  $  (517)                     $  (191)                     $  (708)
                                      ========================      =======================      =======================

  Current and deferred income taxes, included in other assets (liabilities), are summarized as follows:

                                  ----------------------------------------------------
                                                      AT DECEMBER 31,
                                  ----------------------------------------------------
                                            1997                          1996
                                  ----------------------      ------------------------
                                                  (DOLLARS IN THOUSANDS)
Current receivable                               $ 6,148                       $ 2,735
Deferred asset (liability)                         4,336                        (4,698)
                                  ----------------------      ------------------------
Total                                            $10,484                       $(1,963)
                                  ======================      ========================

  The differences between the effective tax rates and the federal statutory rates are summarized as follows:

                                                      ------------------------------------------------------------------------
                                                                                 YEAR ENDED DECEMBER 31,
                                                      ------------------------------------------------------------------------
                                                                1997                      1996                      1995
                                                      --------------------      --------------------      --------------------
                                                                                (DOLLARS IN THOUSANDS)
Federal tax expense, computed at statutory rate of 35%              $8,143                   $ 6,736                    $ (999)
Amortization of goodwill                                               712                       203                         -
State tax expense, net of federal tax benefit                        1,319                     2,439                      (192)
Other, net                                                            (929)                   (1,101)                      483
                                                      --------------------      --------------------      --------------------
                                                                    $9,245                   $ 8,277                    $ (708)
                                                      ====================      ====================      ====================
Effective tax rate, as a percentage of income before
  income tax expense (benefit) and extraordinary items                39.7%                     43.0%                    (24.8%)
                                                      ====================      ====================      ====================

  The components of the net deferred tax assets are summarized as follows:

                                                                 ------------------------------------------
                                                                                AT DECEMBER 31,
                                                                 ------------------------------------------
                                                                          1997                    1996
                                                                 ------------------      ------------------
                                                                            (DOLLARS IN THOUSANDS)
Deferred tax assets:
  Provision for loan losses                                                $ 12,566                $ 10,579
  Real estate joint ventures                                                    885                   1,130
  Depreciation                                                                  617                   1,947
  State income taxes                                                          1,709                     830
  Intangible assets                                                           4,584                   3,327
  Unrealized loss on securities available for sale                               57                     532
  Leases                                                                        880                   1,347
  Net operating loss carryforward                                             1,128                       -
  Write-down of corporate office complex                                          -                     996
  Other                                                                       1,482                   3,776
                                                                 ------------------      ------------------
Gross deferred tax assets                                                    23,908                  24,464
Valuation allowance                                                          (1,128)                      -
                                                                 ------------------      ------------------
Net deferred tax assets                                                      22,780                  24,464
Deferred tax liabilities:
  Excess over base year reserves                                               (794)                   (993)
  Unrealized gain on loans available for sale                                (2,099)                (12,745)
  Loan fees                                                                  (6,029)                 (7,213)
  FHLBSF stock dividends                                                     (8,316)                 (6,677)
  Capitalized excess servicing fees                                            (177)                   (263)
  Other                                                                      (1,029)                 (1,271)
                                                                 ------------------      ------------------
Gross deferred tax liabilities                                              (18,444)                (29,162)
                                                                 ------------------      ------------------
Net deferred tax asset (liability)                                         $  4,336                $ (4,698)
                                                                 ==================      ==================

  In accordance with SFAS 109, a deferred tax liability has not been recognized for the bad debt reserves of the Company which arose in the tax years which began prior to December 31, 1987. At December 31, 1997 and 1996, the amount of these reserves was approximately $17.0 million. The amount of unrecognized deferred tax liability at December 31, 1997 and 1996 was approximately $6.1 million. The deferred tax liability could be recognized if in the future there is a change in federal tax law, certain distributions are made with respect to the stock of the savings institution, or the bad debt reserves are used for any purpose other than absorbing bad debt losses.

  During 1996, the Company and the Internal Revenue Service ("IRS") reached a final agreement to resolve certain disputed issues related to the taxable years 1987 through 1989. The principal disputed issues related to various savings and loan industry tax issues for which the Company had previously provided deferred taxes. During 1997 the Company realized the benefit resulting from the finalization of these tax audits as well enterprise zone tax credits.

  The acquisition of BVC during 1996 increased deferred income tax liabilities by $7.3 million with subsequent adjustments in 1997 increasing deferred income tax assets by $800,000. The acquisition of CGC during 1997 increased deferred income tax assets by $4.8 million.

  The net operating loss ("NOL") carryforwards from the acquisition of CGC are $1.1 million and will expire in 2011. These NOL carryforwards are subject to the Separate Return Loss Years ("SRLY") rules which may limit their usage depending upon the revenue generated by CGC on a standalone basis. Accordingly, a valuation allowance was established against these NOL carryforwards since the likelihood of recognition does not meet the more likely than not criteria of Statement of Financial Accounting Standards 109.

NOTE 14.  STOCKHOLDERS' EQUITY AND REGULATORY CAPITAL REQUIREMENTS

  Federal legislation to recapitalize and fully fund the Savings Association Insurance Fund ("SAIF") was signed into law on September 30, 1996. Customer deposits for BVB are SAIF-insured, and as a result of the legislation BVB was required to pay a one-time special assessment of $11.7 million pre tax ($6.7 million after tax or $.485 per share). The legislation had no direct effect on BVC, as its deposits were insured under the Bank Insurance Fund.

  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, BVB must meet specific capital guidelines that involve quantitative measures of BVB's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. BVB's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements.

Bay View Bank

  The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") provides definitions of regulatory capital (tangible capital, core capital and risk-based capital) and methods of calculating the minimum requirement for each type of capital. The tangible capital requirement is 1.5% of tangible assets. The core capital requirement is 3.0% of tangible assets plus qualifying intangibles. The risk-based capital requirement is 8.0% of risk-weighted assets. BVB's fully phased-in regulatory capital exceeded the minimum requirements of each regulatory capital standard in effect at December 31, 1997 and 1996 and is summarized as follows:

                ------------------------------------------------------------------------------------------------------------------
                                                                AT DECEMBER 31, 1997
                ------------------------------------------------------------------------------------------------------------------
                                ACTUAL                              MINIMUM REQUIRED                              EXCESS
                -----------------------------------      -----------------------------------      --------------------------------
                      AMOUNT               RATIO               AMOUNT               RATIO               AMOUNT             RATIO
                ---------------     ---------------      ---------------     ---------------      ---------------     ------------
                                                                 (DOLLARS IN THOUSANDS)
Tangible               $202,194                6.33%            $ 47,932                1.50%            $154,262             4.83%
Core (Leverage)        $203,308                6.36%            $ 95,898                3.00%            $107,410             3.36%
Risk-based             $228,532               10.87%            $168,163                8.00%            $ 60,369             2.87%


               --------------------------------------------------------------------------------------------------------------------
                                                                 AT DECEMBER 31, 1996
               --------------------------------------------------------------------------------------------------------------------
                               ACTUAL                              MINIMUM REQUIRED                              EXCESS
               -----------------------------------      -----------------------------------      ----------------------------------
                     AMOUNT               RATIO               AMOUNT               RATIO               AMOUNT            RATIO
               ---------------     ---------------      ---------------     ---------------      ---------------     --------------
                                                                (DOLLARS IN THOUSANDS)
Tangible              $165,110                5.52%            $ 44,860                1.50%            $120,250               4.02%
Core (Leverage)       $168,782                5.64%            $ 89,829                3.00%            $ 78,953               2.64%
Risk-based            $190,981               10.74%            $142,308                8.00%            $ 48,673               2.74%

  The reconciliation of BVB's capital (excluding unrealized loss on securities available for sale, net of tax benefit) under Generally Accepted Accounting Principles ("GAAP") with its regulatory capital is summarized as follows:

                                             ------------------------------------------------------------------------
                                                                         AT DECEMBER 31, 1997
                                             ------------------------------------------------------------------------
                                                     TANGIBLE                    CORE                   RISK-BASED
                                             --------------------      --------------------      --------------------
                                                                       (DOLLARS IN THOUSANDS)
BVB stockholder's equity (GAAP)                          $213,718                  $213,718                  $213,718
  Increase (decrease):
  Unrealized loss on securities                                72                        72                        72
  Core deposit premiums                                    (1,758)                     (644)                     (644)
  Goodwill                                                 (6,259)                   (6,259)                   (6,259)
  Disallowed servicing assets                                (811)                     (811)                     (811)
  Nonincludable investments in subsidiary                  (2,768)                   (2,768)                   (2,768)
  Nonqualifying equity investments                              -                         -                    (1,124)
  Qualifying general loan loss allowances                       -                         -                    26,348
                                             --------------------      --------------------      --------------------
BVB regulatory capital                                   $202,194                  $203,308                  $228,532
                                             ====================      ====================      ====================

  The Federal Deposit Insurance Corporation Improvement Act of 1991 required each federal banking agency to implement prompt corrective actions for under capitalized institutions that it regulates. In response to this requirement, the Office of Thrift Supervision adopted final rules, effective December 19, 1992, based on FDICIA's five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

  The regulations provide that a savings institution is well capitalized if its Total risk-based capital ratio is 10% or greater, its Tier I risk-based capital ratio is 6% or greater, its leverage ratio is 5% or greater, and the institution is not subject to a capital directive. As used herein, Total risk-based capital ratio means the ratio of Total risk-based capital to risk-weighted assets, Tier I capital ratio means the ratio of core capital to risk-weighted assets, and leverage ratio means the ratio of core capital to adjusted total assets, in each case as calculated in accordance with current OTS capital regulations. As of December 31, 1997 and 1996, the most recent notification from the OTS categorized BVB as well capitalized. There are no conditions or events since that notification that management believes have changed BVB's category.

  Under capital guidelines enacted by FDICIA, BVB met the criteria for the "well capitalized" standard and is summarized as follows:

                  -----------------------------------------------------------------------------------------------------------------
                                                                       AT DECEMBER 31, 1997
                  -----------------------------------------------------------------------------------------------------------------
                                                                   WELL CAPITALIZED
                               ACTUAL                                 REQUIREMENT                                EXCESS
                  --------------------------------      -----------------------------------      ----------------------------------
                     AMOUNT               RATIO               AMOUNT               RATIO               AMOUNT             RATIO
                  ------------     ---------------      ---------------     ---------------      ---------------     --------------
                                                                (DOLLARS IN THOUSANDS)
Leverage              $203,308                6.36%            $159,830                5.00%             $43,478               1.36%
Tier I risk-based     $203,308                9.67%            $126,122                6.00%             $77,186               3.67%
Total risk-based      $228,532               10.87%            $210,204               10.00%             $18,328               0.87%

                 ------------------------------------------------------------------------------------------------------------------
                                                                       AT DECEMBER 31, 1996
                 ------------------------------------------------------------------------------------------------------------------
                                                                    WELL CAPITALIZED
                                ACTUAL                                 REQUIREMENT                                EXCESS
                 ----------------------------------      -----------------------------------      ---------------------------------
                      AMOUNT            RATIO               AMOUNT               RATIO               AMOUNT               RATIO
                 --------------     ---------------      ---------------     ---------------      ---------------     -------------
Leverage               $168,782                5.64%            $149,716                5.00%             $19,066              0.64%
Tier I risk-based      $168,782                9.49%            $106,731                6.00%             $62,051              3.49%
Total risk-based       $190,981               10.74%            $177,885               10.00%             $13,096              0.74%

  Currently, the OTS has deferred implementation of the interest rate risk component for institutions with a greater than "normal" (i.e. greater than 2%) level of interest rate risk exposure. As of December 31, 1997, if the interest rate risk component regulation had been implemented, BVB would not have been subject to an interest rate risk capital deduction for risk-based capital purposes.

  The Company is a legal entity separate and distinct from BVB. The Company's principal source of funds on an unconsolidated basis is expected dividends from its wholly owned subsidiaries. Dividends declared by BVB to the Company were $13.0 million in 1997, $0 in 1996, and $29.4 million in 1995. There are various statutory and regulatory limitations on the extent to which BVB can pay dividends to, make investments in or loans to, or otherwise supply funds to the Company. Based on the current financial status of BVB, the Company believes that such limitations and restrictions will not impair the Company's ability to continue to pay the current level of dividends.

Bay View Credit

  Effective December 31, 1997, BVC was de-regulated. BVC is a subsidiary of BVAC, which is a subsidiary of BVB. Accordingly, BVC had no regulatory capital requirements at December 31, 1997.

  As of December 31, 1996, the most recent notification from the FDIC categorized BVC as well capitalized. BVC's capital ratios at December 31, 1997 were as follows:

                  -----------------------------------------------------------------------------------------------------------------
                                                            AT DECEMBER 31, 1996
                  -----------------------------------------------------------------------------------------------------------------
                                                                     WELL CAPITALIZED
                                 ACTUAL                                 REQUIREMENT                                EXCESS
                  ----------------------------------      -----------------------------------      --------------------------------
                       AMOUNT               RATIO               AMOUNT               RATIO               AMOUNT            RATIO
                  --------------     ---------------      ---------------     ---------------      ---------------     ------------
                                                                  (DOLLARS IN THOUSANDS)

Leverage                 $43,462                9.50%             $22,885                5.00%             $20,577             4.50%
Tier I Risk-based        $43,462                9.97%             $26,164                6.00%             $17,298             3.97%
Tier II Risk-based       $48,913               11.33%             $43,179               10.00%             $ 5,734             1.33%

  BVC declared and paid a dividend of $15 million in 1996 to return excess capital to the Company.


NOTE 15.  STOCK REPURCHASE PROGRAM

  During 1995, the Company's Board of Directors authorized a stock repurchase program enabling the Company to purchase up to 1,200,000 shares (all share amounts effected for stock split) of the Company's common stock which was subsequently increased in 1996 to a total of 1,600,000 shares authorized for repurchase. As of December 31, 1996, the Company had completed its previously announced stock buy back of 1,600,000 shares (600,000 shares in 1995 and 1,000,000 shares in 1996) which were repurchased at an average cost of $15.99.

  In January 1997, the Company's Board of Directors authorized the repurchase of $25 million in shares of the Company's common stock and in May 1997 an additional $25 million was approved. During 1997, the Company repurchased 1,399,000 shares of its common stock at an average price of $28.48. In December 1997, the Company's Board of Directors rescinded the remaining share repurchase authorization. In January 1998, the Company's treasury shares were reissued in conjunction with the acquisition of AFEH discussed in Note 2.

NOTE 16.  STOCK OPTIONS

  As of December 31, 1997, the Company had three stock option plans: the "Amended and Restated 1986 Stock Option and Incentive Plan", the "1995 Stock Option and Incentive Plan" and the "1989 Non-Employee Director Stock Option Plan", which authorize the issuance of up to 1,759,430, 2,000,000 and 550,000 shares of common stock, respectively. The plans provide for the grant of a variety of long-term incentive awards to directors, officers and employees as a means of enhancing and encouraging the recruitment and retention of those individuals on whom the continued success of the Company most depends. The exercise price for the purchase of shares subject to a stock option at the date of grant generally may not be less than 100% of the market value of the shares covered by the option on that date and the options generally vest over a periods ranging from 6 months to 3 years.

  The following table summarizes the stock options available for grant as of December 31, 1997:

                                    ------------------------------------------------------------------------------------------
                                                                                            1989
                                                                                        NON-EMPLOYEE
                                          1986 STOCK             1995 STOCK               DIRECTOR
                                         OPTION PLAN             OPTION PLAN            OPTION PLAN                 TOTAL
                                    ------------------      -----------------      ------------------       ------------------
Shares reserved for issuance                 1,759,430              2,000,000                 550,000                4,309,430
Granted                                     (2,048,816)            (1,443,000)               (516,000)              (4,007,816)
Canceled                                       290,074                198,500                  20,000                  508,574
Expired                                           (688)                     -                       -                     (688)
                                    ------------------      -----------------      ------------------       ------------------
Total available for grant                            0                755,500                  54,000                  809,500
                                    ==================      =================      ==================       ==================

  At December 31, 1997, the Company had outstanding options for all three plans with expiration dates from 1998 to 2007, as follows:

                                         ----------------------------------------------------------------------------------------
                                                  NUMBER OF                   EXERCISE PRICE              WEIGHTED AVERAGE
                                                OPTION SHARES                      RANGE                   PRICE PER SHARE
                                         ------------------------       ------------------------      ---------------------------
Outstanding at January 1, 1995                          1,059,170                   $ 6.97-11.94                           $ 9.14
Granted                                                   434,000                     9.37-13.31                            12.28
Exercised                                                (477,232)                    6.97-11.06                             9.00
Canceled                                                  (38,844)                    8.75-12.50                            11.46
                                         ------------------------       ------------------------      ---------------------------
Outstanding at December 31, 1995                          977,094                     6.97-13.31                            10.51
Granted                                                   424,000                    13.47-18.87                            16.01
Exercised                                                (202,204)                    6.97-12.50                             9.20
Canceled                                                  (44,000)                   12.50-12.81                            12.78
                                         ------------------------       ------------------------      ---------------------------
Outstanding at December 31, 1996                        1,154,890                     7.28-18.87                            12.67
Granted                                                   901,000                     6.97-34.41                            28.71
Exercised                                                (118,990)                    6.97-17.50                            10.15
Canceled                                                 (178,500)                    6.97-28.44                            26.13
                                         ------------------------       ------------------------      ---------------------------
Outstanding at December 31, 1997                        1,758,400                   $ 7.88-34.41                           $19.70
                                         ========================       ========================      ===========================
Options exercisable
 at December 31, 1997                                     830,300                   $ 7.88-34.41                           $13.01
                                         ========================       ========================      ===========================

  The following table summarizes information about stock options outstanding at December 31, 1997:

                   -------------------------------------------------------------------------------------------------------
                                               OUTSTANDING                                          EXERCISABLE
                   ------------------------------------------------------------ ------------------------------------------
                        NUMBER           WEIGHTED AVERAGE                               NUMBER
    RANGE OF        OUTSTANDING AT        REMAINING LIFE      WEIGHTED AVERAGE      EXERCISABLE AT       WEIGHTED AVERAGE
EXERCISE PRICES    DECEMBER 31, 1997        (IN YEARS)         EXERCISE PRICE      DECEMBER 31, 1997      EXERCISE PRICE
---------------    -----------------    ------------------    -----------------    -----------------    ------------------
$  7.88 - 13.31              617,000                  5.79               $10.91              577,000                $10.80
$ 13.47 - 25.50              610,900                  8.56               $19.04              253,300                $18.04
$ 25.53 - 34.41              530,500                  9.66               $30.68                    0                $ 0.00
---------------    -----------------    ------------------    -----------------    -----------------    ------------------
$  7.88 - 34.41            1,758,400                  7.92               $19.70              830,300                $13.01
                   =================    ==================    =================    =================    ==================

Statement of Financial Accounting  Standard (SFAS) 123 Pro Forma Disclosure

  The Company accounts for its stock option grants in accordance with APB Opinion No. 25 "Accounting for Stock Issued to Employees". Had compensation cost been recorded based on the fair value method of SFAS 123, the Company's net income and earnings per diluted share would have been as follows:

                                                            ----------------------------------------------------------------------
                                                                                     YEAR ENDED DECEMBER 31,
                                                            ----------------------------------------------------------------------
                                                                     1997                      1996                     1995
                                                            --------------------      -------------------      -------------------
                                                                         (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net income (loss):
  Actual                                                                 $14,021                  $10,969                  $(4,690)
  Pro forma                                                              $12,866                  $10,255                  $(5,239)
Net income (loss) per diluted share:
  Actual                                                                 $  1.06                  $  0.79                  $ (0.32)
  Pro forma                                                              $  0.98                  $  0.74                  $ (0.35)

  The fair value of options granted was estimated as of the date of grant based on the Black-Scholes option pricing model given the following weighted-average assumptions.

                           ------------------------------------------------------------------------
                                                     YEAR ENDED DECEMBER 31,
                           ------------------------------------------------------------------------
                                     1997                      1996                      1995
                           --------------------       -------------------       -------------------
Dividend yield                             1.25%                     2.00%                     2.50%
Volatility                                  .31                       .30                       .30
Risk-free interest                         5.67%                     5.21%                     7.78%
Expected term (years)                      5.10                      4.84                      4.84


NOTE 17.  EMPLOYEE BENEFIT PLANS

  The Company has a 401(k) thrift plan under which an employee with one or more years of service may contribute from 2% to 15% of base salary to the plan. The Company will match an employee's contribution up to 100% of the first 6% of the employee's base salary, depending on the employee's length of service. The Company's contributions for the years ended December 31, 1997, 1996 and 1995 were $1.4 million, $435,000, and $483,000 respectively.

  Effective December 31, 1995, the Company modified its non-qualified defined benefit retirement plan for non-employee members of its Board of Directors and terminated its non-qualified supplemental retirement plan for executive officers (collectively, the "Plans"). As of December 31, 1997, the Company had a $1.1 million liability to certain non-employee members of its Board of Directors payable in 66,114 shares of the Company's common stock in satisfaction of the retirement plan liability. Such shares were repurchased in the market and are held in treasury and restricted as to issuance until paid out. The liability is included in additional paid-in capital. As of December 31, 1997, the Company had a $1.7 million liability to certain retired Directors and executive officers (relating to the remaining benefits owed pursuant to the terminated supplemental retirement plan for executive officers) recorded as other liabilities.

  The Company has an ESOP covering all regular full-time and part-time employees who have completed one year of employment. The Company borrowed $6.0 million from a financial institution which it in turn lent to the ESOP to purchase shares of the Company's common stock in the open market. At December 31, 1997 and 1996, the ESOP held 275,286 and 314,196 shares, respectively, of the Company's common stock. The interest rate paid by the Company on the ESOP debt is based on 90% of the prime rate. Total interest expense incurred on the ESOP debt was $316,000, $362,000 and $407,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The interest expense recorded by the Company was $224,000, $289,000, and $254,000, for the years ended December 31, 1997, 1996 and 1995, respectively. The Company makes periodic contributions to the ESOP primarily to enable the ESOP to pay interest expense and administrative costs not covered by cash dividends received by the ESOP on its shares of the Company's common stock. Contributions from the Company to the ESOP on a cash basis totaled $649,000 for 1997, $674,000 for 1996, and $609,000 for 1995.


NOTE 18.  DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Exchange Agreements (Swaps)

  At December 31, 1997 and 1996 the Company was party to interest rate swap agreements with a notional principal amount of $449.3 and $421.0 million, respectively. The information presented below is based on interest rates at December 31, 1997 and 1996. To the extent that rates change, variable interest rate information will change. The maturities and weighted average interest rates for swap agreements outstanding as of December 31, 1997 are summarized as follows:

                                                   ---------------------------------------------------------------------------
                                                                        MATURITIES OF DERIVATIVES INSTRUMENTS
                                                   ---------------------------------------------------------------------------
                                                          1999            2000            2001           2002+         TOTAL
                                                   ------------      ----------       ---------      ----------      ---------
                                                                               (DOLLARS IN THOUSANDS)
Pay fixed generic swaps
Notional amount                                        $67,750        $100,000        $104,000        $177,500        $449,250
Weighted average receive rate (3-month LIBOR)             6.19%           5.74%           5.78%           5.76%           5.83%
Weighted average pay rate (fixed)                         6.31%           6.10%           6.72%           6.41%           6.40%

  The maturities and weighted average interest rates for swap agreements outstanding as of December 31, 1996 are summarized as follows:

                                                   ---------------------------------------------------------------------------
                                                                        MATURITIES OF DERIVATIVES INSTRUMENTS
                                                   ---------------------------------------------------------------------------
                                                          1999            2000            2001           2002+         TOTAL
                                                   ------------      ----------       ---------       ---------       --------
                                                                               (DOLLARS IN THOUSANDS)
Pay fixed generic swaps
Notional amount                                        $39,500        $100,000        $104,000        $177,500        $421,000
Weighted average receive rate (3-month LIBOR)             5.55%           5.56%           5.53%           5.53%           5.54%
Weighted average pay rate (fixed)                         6.67%           6.10%           6.72%           6.41%           6.44%

  The interest rate swaps at December 31, 1997 and 1996 were collateralized by loans and mortgage-backed securities totaling $9.1 million and $10.4 million, respectively. The effect of interest rate swap agreements for the years ended December 31, 1997, 1996 and 1995 was to increase interest expense by $2.8 million, $2.6 million, and $40,000, respectively.

Hedging Issuance of Subordinated Debt

  During 1997, the Company entered into $105 million in Treasury rate lock agreements to hedge the anticipated issuance of subordinated debt. These agreements guaranteed a stated rate of interest for a stated period of time and the Company paid the difference between the lock rate and the effective treasury rate on the settlement date. In conjunction with the Treasury rate lock agreements, approximately $307,000 was deferred and will be recognized as an adjustment of net interest expense over the life of the subordinated debt.

Hedging Auto Loans Pending Securitization

  As discussed in Note 4, in conjunction with the decision to sell BVC's motor vehicle loans and their subsequent securitization by BVSC, management entered into a short sale of Treasury securities that has materially insulated the purchase accounting valuations from movements in interest rates. The short sale transaction was paired-off in December 1996 with a loss of $293,000 recorded as a loss on securities. At December 31, 1996, a Treasury rate lock agreement with a notional principal amount of $210 million was entered into to hedge the motor vehicle loans sale pending sale by BVC and securitization by BVSC.


NOTE 19. COMMITMENTS AND CONTINGENCIES

Banking Center Premises

  In 1980, the Company sold a building which formerly housed its headquarters for $3.45 million, and, concurrent with the sale, leased back the entire building under a twenty-year lease which has been accounted for as a capital lease. The Company occupies a minor portion of this building and receives sublease rental income from the major portion, and is responsible for all operating and maintenance expenses associated with the building. Sublease rentals totaled $670,000, $389,000, and $385,000 during the years ended December 31, 1997, 1996 and 1995, respectively. During the years ended December 31, 1997, 1996 and 1995, depreciation on the capital lease was $303,000 for each year. Accumulated depreciation at December 31, 1997 and 1996 was $3.2 million and $2.9 million, respectively.

  As of December 31, 1997, the Company and its subsidiaries occupied 56 offices and the Company's administrative corporate office under operating lease arrangements expiring at various dates through 2012. BVB owns the property in which one of its branches is located. In 1996, the Company sold its corporate office complex and entered into an operating lease arrangement for new facilities. Also in 1996, BVC's corporate office complex was sold and BVC relocated its administrative offices. Lease rental expense for the years ended December 31, 1997, 1996 and 1995 totaled $5.6 million, $3.5 million, and $2.4 million, respectively.

          Future minimum payments under lease obligations, including approximately $2.0 million to be recovered from sublease rental arrangements through 2001, are summarized as follows:

                                      --------------------------------------------------
                                                      AT DECEMBER 31, 1997
                                      --------------------------------------------------
                                            CAPITAL LEASE              OPERATING LEASE
                                               PAYMENTS                   PAYMENTS
                                      ----------------------      ----------------------
                                                     (DOLLARS IN THOUSANDS)
1998                                                  $  910                     $ 5,187
1999                                                     965                       4,587
2000                                                     497                       3,840
2001                                                       -                       3,039
2002                                                       -                       2,865
Thereafter                                                 -                      19,390
                                      ----------------------      ----------------------
                                                       2,372                     $38,908
                                                                  ======================
 Less amount representing interest                      (420)
                                      ----------------------
   Net capital lease obligation                       $1,952
                                      ======================

Mortgage Loans

  As of December 31, 1997 the Company had outstanding commitments to originate $10.9 million of mortgage loans. The Company has outstanding recourse and subordination contingencies relating to $50.9 million of sold loans at December 31, 1997 (see Note 6).

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

  The fair value estimates presented herein are based on pertinent information available to the Company as of December 31, 1997 and 1996. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

                                                     ---------------------------------------------------------------------------
                                                                                    AT DECEMBER 31,
                                                     ---------------------------------------------------------------------------
                                                                       1997                                   1996
                                                     ---------------------------------------------------------------------------
                                                          CARRYING            ESTIMATED           CARRYING           ESTIMATED
                                                           AMOUNT             FAIR VALUE           AMOUNT           FAIR VALUE
                                                     ----------------    -------------------------------------------------------
                                                                                  (DOLLARS IN THOUSANDS)
Assets
  Cash and cash equivalents                                $  231,822           $  231,822         $  106,828         $  106,828
  Loans held for sale                                               -                    -            294,949            295,849
  Investment securities                                        10,639               10,654             29,006             28,914
  Mortgage-backed securities                                  470,261              468,382            577,613            566,615
  Loans receivable (1)                                      2,373,113            2,385,822          2,179,768          2,199,646
  Investment in stock of the FHLBSF                            61,012               61,012             51,891             51,891
Liabilities
  Transaction accounts                                        553,820              553,820            493,571            493,571
  Fixed maturity deposits                                   1,123,315            1,121,654          1,270,396          1,273,581
  Advances from the FHLBSF                                  1,110,270            1,114,463            977,750            980,775
  Securities sold under agreements to repurchase               90,134               90,355            210,640            211,341
  Debentures and notes                                        149,372              152,961             50,000             50,166

(1) Carrying amounts are net of allowance for losses



                                            ---------------------------------------------------------------------------------------
                                                                       OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
                                            ---------------------------------------------------------------------------------------
                                                         AT DECEMBER 31, 1997                           AT DECEMBER 31, 1996
                                            ------------------------------------------      ---------------------------------------
                                               CARRYING                   UNREALIZED           CARRYING                  UNREALIZED
                                                AMOUNT                   GAIN/(LOSS)            AMOUNT                  (GAIN)/LOSS
                                            -------------------     ------------------      ------------------     ----------------
                                                                               (DOLLARS IN THOUSANDS)
Interest rate swaps                            $          2,835        $          (891)        $           549        $      (3,335)
                                            ===================     ==================      ==================     ================

Treasury rate lock                             $              -        $             -         $             -        $          33
                                            ===================     ==================      ==================     ================

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

  The fair value of transactions accounts (demand deposits, savings accounts and money market accounts) is the amount payable on demand and is assumed to equal the carrying amount. The fair value of fixed maturity deposits for BVB was estimated using the rates currently offered for certificates of deposit with similar remaining maturities.

  Rates currently available to the Company for debt with similar terms and remaining maturities were used to estimate the fair value of existing debt, including advances from the FHLBSF, securities sold under agreements to repurchase, and senior debentures and subordinated notes.

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

NOTE 21.  PARENT COMPANY FINANCIAL INFORMATION

  The Parent Company's condensed statements of financial condition and related condensed statements of operations and cash flows are as follows:

                  CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                   ------------------------------------------------------------
                                                                                           AT DECEMBER 31,
                                                                   ------------------------------------------------------------
                                                                                1997                             1996
                                                                   ---------------------------      ---------------------------
                                                                                       (DOLLARS IN THOUSANDS)
ASSETS
Cash in Bank                                                                          $    539                         $    795
Investment securities                                                                      199                            1,210
Investment in and advances to subsidiaries                                             316,972                          246,420
Other assets                                                                            17,036                            2,899
                                                                   ---------------------------      ---------------------------

Total Assets                                                                          $334,746                         $251,324
                                                                   ===========================      ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Accounts payable and other liabilities                                            $ 11,747                         $  1,262
    Debentures and notes                                                               149,372                           50,000
Stockholders' equity                                                                   173,627                          200,062
                                                                   ---------------------------      ---------------------------

Total Liabilities and Stockholders' Equity                                            $334,746                         $251,324
                                                                   ===========================      ===========================


                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                        YEAR ENDED DECEMBER 31,
                                                              -------------------------------------------------------------------
                                                                        1997                      1996                  1995
                                                              --------------------      --------------------      ---------------
                                                                                        (DOLLARS IN THOUSANDS)
Income:
    Dividends from subsidiaries                                            $13,000                   $ 3,029              $ 29,400
    Interest income                                                          2,658                     1,548                 1,529
                                                              --------------------      --------------------      ----------------
                                                                            15,658                     4,577                30,929
                                                              --------------------      --------------------      ----------------
Expense:
    Interest on debentures and notes                                         7,746                     2,623                     -
    General and administrative expense                                       9,456                     1,234                   582
    Income tax expense (benefit)                                            (6,120)                     (997)                  383
                                                              --------------------      --------------------      ----------------
                                                                            11,082                     2,860                   965
                                                              --------------------      --------------------      ----------------

Income before undistributed net income (loss) of subsidiaries                4,576                     1,717                29,964
Undistributed net income (loss) of subsidiaries                              9,445                     9,252               (34,654)
                                                              --------------------      --------------------      ----------------

Net income (loss)                                                          $14,021                   $10,969              $ (4,690)
                                                              ====================      ====================      ================

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                              --------------------------------------------------------------------
                                                                                         YEAR ENDED DECEMBER 31,
                                                              --------------------------------------------------------------------
                                                                        1997                       1996                   1995
                                                              --------------------       --------------------       --------------
                                                                                         (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                         $ 14,021                   $ 10,969             $ (4,690)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
   Undistributed net (income) loss of subsidiaries                          (9,445)                    (9,252)              34,654
   Dividends received (receivable)                                               -                     25,000              (25,000)
   Increase in other assets                                                (14,137)                    (2,076)                   -
   Increase in other liabilities                                            10,485                      1,829                    -
   Other                                                                     5,168                       (906)                 (48)
                                                              --------------------       --------------------       --------------
      Net cash provided by operating activities                              6,092                     25,564                4,916
                                                              --------------------       --------------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiaries, net of cash and cash equivalents
 received                                                                   (9,975)                   (61,505)                   -
Maturity of investment securities held to maturity                           1,210                       (200)                   -
Purchase of investment securities held to maturity                            (199)                         -                    -
Net change in advances to subsidiaries                                           -                          6                   15
Return of investment from subsidiaries                                           -                     11,971                    -
Demand note due from subsidiaries                                          (53,667)                      (456)              (1,661)
                                                              --------------------       --------------------    -----------------

  Net cash used in investing activities                                    (62,631)                   (50,184)              (1,646)
                                                              --------------------       --------------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid to stockholders                                              (4,419)                    (4,137)              (4,374)
Issuance of subordinated notes, net of discount                             99,350                          -                    -
Issuance of senior debentures                                                    -                     50,000                    -
Repurchase of common stock                                                 (39,855)                   (24,359)              (2,279)
Proceeds from issuance of common stock                                       1,207                      1,864                4,294
                                                              --------------------       --------------------    -----------------
  Net cash provided by (used in) financing activities                       56,283                     23,368               (2,359)
                                                              --------------------       --------------------    -----------------

Net increase (decrease) in cash                                               (256)                    (1,252)                 911
Cash at beginning of year                                                      795                      2,047                1,136
                                                              --------------------       --------------------    -----------------

Cash at end of year                                                       $    539                   $    795             $  2,047
                                                              ====================       ====================    =================

NOTE 22.  SELECTED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                             -----------------------------------------------------------------------------------------------
                                                                          YEAR ENDED DECEMBER 31, 1997 (1)
                             -----------------------------------------------------------------------------------------------
                                      FIRST                 SECOND                     THIRD                   FOURTH
                                     QUARTER                QUARTER                   QUARTER                  QUARTER
                             --------------------     --------------------     --------------------     --------------------
                                                      (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

Interest income                           $58,243                  $59,339                  $61,737                  $62,925
Net interest income                        21,055                   21,768                   22,368                   22,145
Provision for losses on loans                 565                      612                      651                      124
Net income                                  5,262                    4,504                    3,064                    1,191

Basic earnings per share                     0.40                     0.35                     0.24                     0.10
Diluted earnings per share                   0.39                     0.34                     0.23                     0.09

                                    ------------------------------------------------------------------------------------------------
                                                                          YEAR ENDED DECEMBER 31, 1996 (1)
                                    ------------------------------------------------------------------------------------------------

                                             FIRST                 SECOND                   THIRD                    FOURTH
                                            QUARTER                QUARTER                QUARTER (2)                QUARTER
                                    --------------------     --------------------     --------------------      --------------------

                                                              (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

Interest income                                  $53,409                  $57,094                  $66,028                   $65,224

Net interest income                               16,214                   18,837                   22,878                    23,053

Provision for losses on loans                        600                      498                      400                       400

Net income (loss)                                  3,993                    4,216                   (2,108)                    4,868


Basic earnings (loss) per share                     0.28                     0.31                    (0.15)                     0.37

Diluted earnings (loss) per share                   0.28                     0.30                    (0.15)                     0.36


(1)  Includes the acquisitions of BVC effective June 1996, CGC effective April 1997 and Ultra effective October 1997.
(2)  Includes SAIF recapitalization assessment (see note 14).


NOTE 23.  SIGNIFICANT FOURTH QUARTER 1995 ADJUSTMENTS

  The following significant fourth quarter adjustments were recorded in the 1995 Consolidated Statement of Operations:

                                                                                   ----------------------
                                                                                            AMOUNT
                                                                                   ----------------------
                                                                                          (DOLLARS IN
                                                                                          THOUSANDS)

Write-down of corporate office complex (see Note 7)                                               $ 7,100
Prepayment penalties on FHLBSF advances, pretax (see Note 10)                                       4,422
Severance payments related to work force reductions and pension plans                               1,449
Core deposit premiums written-off (see Note 8)                                                        854
Goodwill written-off (see Note 8)                                                                     758
                                                                                   ----------------------
Total                                                                                             $14,583
                                                                                   ======================

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Bay View Capital Corporation:

  We have audited the accompanying consolidated statements of financial condition of Bay View Capital Corporation and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Bay View Capital Corporation and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

San Francisco, California
January 26, 1998

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

  None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

  Information concerning Executive Officers of the Company is contained under the heading "Executive Officers of the Registrant" on page 13 herein. Information concerning directors of the Registrant and compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by the Registrant's directors, executive officers and beneficial owners of greater than ten percent of the Company's equity securities is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 28, 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year. The compensation report and performance graph included in the Proxy Statement pursuant to Items 402(k) and 402(l) of Regulation S-K are specifically not incorporated by reference herein.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

  Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 28, 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year. The compensation report and performance graph included in the Proxy Statement pursuant to Items 402(k) and 402(l) of Regulation S-K are specifically not incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------------------------------------------------------------------------

  Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 28, 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

  Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 28, 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

  All financial statement schedules have been omitted as the required information is not applicable or has been included in the Notes to Consolidated Financial Statements.

(a)  (3) Exhibits:
------------------

Regulation                                                                                     Reference to prior
 S-K                                                                                           filing or exhibit
Exhibit                                                                                         number attached
 Number                                         Document                                             hereto
------------------------------------------------------------------------------------------------------------------
     2        Plan of acquisition, reorganization, arrangement, liquidation or succession             None
     3        Articles of Incorporation                                                                3a
              Bylaws                                                                                   3b
     4        Instruments defining the rights of security holders, including indentures:
              Articles of Incorporation                                                                3a
              Bylaws                                                                                   3b
              Specimen of common stock certificate                                                     4a
              Stockholder Protections Rights Agreement, dated July 31,
              1990 (the "Rights Agreement")                                                            4b
              First Amendment to the Rights Agreement, dated February 26, 1993                         4c
              Second Amendment to the Rights Agreement, dated October 10, 1997                         4d
              Form of Rights Certificate and of Election to Exercise pursuant to the
              Rights Agreement                                                                         4d
     9        Voting trust agreement                                                                  None
    10        Material contracts:
              Employment Contracts with Edward H. Sondker                                             10a
              Employment Contracts with Richard E. Arnold                                             10.1
              Employment Contracts with John N. Buckley                                               10a
              Employment Contracts with Robert J. Flax                                                10a
              Employment Contracts with David A. Heaberlin                                            10a
              Employment Contracts with Ronald L. Reed                                                10.2
              Supplemental Executive Retirement Plan                                                  10b
              Senior Management Incentive Plan                                                        10c
              Senior Management Long-Term Incentive Plan                                              10d
              1986 Stock Option and Incentive Plan                                                    10e
              Amended and Restated 1989 Non-Employee Director Stock Option Plan                       10f
              Amended Outside Directors' Retirement Plan                                              10a
              Stock in Lieu of Cash Compensation Plan for Non-Employee Directors                      10a
              Deferred Compensation Plan                                                              10a
              Amended and Restated 1995 Stock Option and Incentive Plan                               10g
    11        Statement re computation of per share earnings                                      Not required
    12        Statements re computation of ratios                                                     12
    13        Annual Report to security holders                                                   Not required
    16        Letter re change in certifying accountant                                           Not required
    18        Letter re change in accounting principles                                               None
    21        Subsidiaries of the registrant                                                           21
    22        Published report regarding matters submitted to vote of security holders                None
    23        Consent of Deloitte & Touche LLP                                                         23
    24        Power of attorney                                                                   Not required
    27        Financial Data Schedule for year ended December 31, 1997                                 27.1
              Restated Financial Data Schedule for the quarters ended  September 30, 1997,
                June 30, 1997, March 31, 1997, and year ended December 31, 1996                        27.2
              Restated Financial Data Schedule for the quarters ended September 30, 1996,
                June 30, 1996, and March 31, 1996                                                      27.3
    99        Additional Exhibits                                                                     None

 (References to Prior Filings)
3a   Filed as exhibit 4(a) to the Registrant's Registration Statement on Form S-
     3 filed June 20, 1997 (File No. 333-29757)
3b   Filed as exhibit I to the Registrant's Current Report on Form 8-K filed
     January 10, 1994 (File No. 0-17901)
4a   Filed as exhibit 4.3 to the Registrant's Registration Statement on Form S-8
     filed July 26, 1991 (File No. 33-41924)
4b Filed as exhibit 1 to the Registrant's Registration Statement on Form 8 filed March 9, 1993 (the second amendment to a Form 8-A filed August 6,
     1990)(File no. 0-17901)
4c Filed as exhibit 3 to the Registrant's Registration Statement on Form 8 filed March 9, 1993 (the second amendment to a Form 8-A filed August 6,
     1990)(File no. 0-17901)
4d Filed as exhibit 4 to the Registrant's Registration Statement on Form 8-A, as amended on Form 8-A/A-3, filed on October 10, 1997 (File No. 0-17901)
4e Filed as exhibit 2 to the Registrant's Registration Statement on Form 8 filed March 9, 1993 (the second amendment to a Form 8-A filed August 6,
     1990)(File no. 0-17901)
10a Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-17901)
10b-d  Filed as exhibits 10.6 to 10.8 respectively, to the Registrant's Annual
     Report on Form 10-K filed March 30, 1993 for the year ended December 31,
     1992 (File No. 0-17901)
10e  Filed as exhibit 4 to the Registrant's Registration Statement on Form S-8
     filed August 11, 1995 (File No. 33-95724)
10f  Filed as exhibit 4.4 to the Registrant's Registration Statement on Form S-8
     filed July 26, 1991 (File No. 33-41924)
10g Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as amended on Form 10-K/A on June 27, 1997 (File No. 0-17901)

  All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(b)  Reports on Form 8-K:
-------------------------

  The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 1997.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATE:  March 30, 1998               BAY VIEW CAPITAL CORPORATION
                                    By:/s/ David A. Heaberlin
                                       -----------------------
                                    David A. Heaberlin
                                    Executive Vice President and
                                    Chief Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By: /s/ John R. McKean                 By: /s/ Edward H. Sondker
    ------------------                     ---------------------
John R. McKean                         Edward H. Sondker, Director
Chairman of the Board                  President and Chief Executive Officer

Date: March 30, 1998                   Date:  March 30, 1998


By: /s/ Paula R.  Collins              By: /s/ George H. Krauss
   ----------------------                  ---------------------
Paula R. Collins, Director             George H. Krauss, Director

Date: March 30, 1998                   Date: March 30, 1998


By:/s/ Roger K. Easley                 By: /s/ Stephen T. McLin
   -------------------                    ---------------------
Roger K. Easley, Director              Stephen T. McLin, Director

Date: March 30, 1998                   Date: March 30, 1998


By: /s/ Thomas M. Foster               By: /s/ Angelo J. Siracusa
    --------------------                  -----------------------
Thomas M. Foster, Director             Angelo J. Siracusa, Director

Date: March 30, 1998                   Date: March 30, 1998


By: /s/ Robert M. Greber               By: /s/ W. Blake Winchell
    ---------------------                  ---------------------
Robert M. Greber, Director             W. Blake Winchell, Director

Date: March 30, 1998                   Date: March 30, 1998