Form 10-Q
period 1998-03-31
BAY VIEW CAPITAL CORP
filed 1998-05-15
CIK 840387

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

--------
   X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
--------
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                      OR

--------
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

--------
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from______to_____

                        Commission file number 0-17901

                         BAY VIEW CAPITAL CORPORATION
            (Exact name of registrant as specified in its charter)

            Delaware                               94-3078031
   (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)              Identification o.)

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

      Common Stock, Par Value $.01         Outstanding at April 30, 1998
           (Title of Class)                     20,262,898 shares

                                   FORM 10-Q

                                     INDEX

                         BAY VIEW CAPITAL CORPORATION

PART I.           FINANCIAL INFORMATION                                                                   Page(s)
------            ---------------------                                                                   ------
Item 1.  Financial Statements (Unaudited):

         Consolidated Statements of Financial Condition...................................................  4

         Consolidated Statements of Operations............................................................  5

         Consolidated Statement of Stockholders' Equity...................................................  6

         Consolidated Statements of Cash Flows............................................................  7-8

         Notes to Consolidated Financial Statements.......................................................  9-13

Item 2.  Management's Discussion and Analysis of

         Financial Condition and Results of Operations....................................................  14-32

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk......................................................................................  33-36

PART II. OTHER INFORMATION

         Other Information................................................................................  37

         Signatures.......................................................................................  37

                          FORWARD-LOOKING STATEMENTS

    Certain statements included in this Form 10-Q or in future filings by Bay View Capital Corporation (the "Company") with the Securities and Exchange Commission, in the Company's press releases or shareholder communications or in oral statements made with the approval of an authorized executive officer, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are subject to a number of risks and uncertainties. Any such forward-looking statements should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "are expected to," "will," "will allow," "will continue," "will likely result," "should," "would be," "seeks," "intends," "plans," "projects," "estimates," or "anticipates," or similar expressions or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. In addition, all information included herein or therein with respect to projected results of operations, financial condition, financial performance or other financial or statistical matters constitutes such forward-looking statements. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and that may be incapable of being realized and in some instances are based on consensus estimates of analysts not affiliated with the Company. In that regard, the following factors, among others, could cause actual results and other matters to differ materially from those in such forward-looking statements: increases in defaults by borrowers and other loan delinquencies; increases in the provision for loan losses; failure by the Company to realize expected cost savings or revenue enhancements from the merger with America First Eureka Holdings, Inc. ("AFEH"); deposit attrition, customer loss or revenue loss; costs or difficulties related to the integration of the businesses of the Company and AFEH and their respective subsidiaries; the Company's ability to sustain or improve the performance of Bay View Credit, Concord Growth Corporation, Ultra Funding, Inc., and AFEH; the ability to identify suitable future acquisition candidates; changes in interest rates which may, among other things, adversely affect net interest margins; competition in the banking, financial services and related industries; government regulation and tax matters; the outcome of pending or threatened legal or regulatory disputes and proceedings; credit and other risks of lending and investment activities; changes in conditions in the securities markets including the value of the Company's common stock; and changes in regional and national business and economic conditions and inflation. As a result of the foregoing, no assurance can be given as to future results of operations or financial condition or as to any other matters covered by any such forward-looking statements, and the Company wishes to caution investors not to rely on any such forward-looking statements. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

                         PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                    -------------------------------------
                                                                                      (UNAUDITED)

                                                                                    MARCH 31, 1998        DECEMBER 31,

                                                                                                              1997

                                                                                    ----------------     ----------------
                                                                                       (DOLLARS IN THOUSANDS, EXCEPT
                                                                                             PER SHARE AMOUNTS)
ASSETS
Cash and cash equivalents:
   Cash and due from depository institutions                                        $      58,872        $      40,885
   Interest-bearing deposits and short-term investments                                    50,477              190,937
                                                                                    ----------------     ----------------
                                                                                          109,349              231,822
Securities available for sale:
   Mortgage-backed securities                                                             230,368               54,402
   Investment securities                                                                    7,336                5,639
Securities held to maturity:
   Mortgage-backed securities                                                             652,405              415,859
   Investment securities                                                                    5,000                5,000
Loans receivable, net of allowance for loan losses                                      3,934,008            2,373,113
Investment in stock of the FHLB of San Francisco                                           82,780               61,012
Real estate owned, net                                                                      4,755                4,146
Premises and equipment, net                                                                23,501               16,164
Intangible assets                                                                         139,960               29,507
Other assets                                                                              151,951               49,812
                                                                                    ================     ================
               Total assets                                                           $ 5,341,413        $   3,246,476
                                                                                    ================     ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposits:
   Transaction accounts                                                            $    1,376,402       $      553,820
   Certificates of deposit                                                              2,115,555            1,123,315
                                                                                   ----------------     ----------------
                                                                                        3,491,957            1,677,135
Advances from the FHLB of San Francisco                                                 1,093,400            1,110,270
Securities sold under agreements to repurchase                                            168,428               90,134
Subordinated notes, net                                                                    99,388               99,372
Senior debentures                                                                          50,000               50,000
Other borrowings                                                                            5,591                6,200
Other liabilities                                                                          43,944               39,738
                                                                                   ----------------     ----------------
               Total liabilities                                                        4,952,708            3,072,849
                                                                                   ----------------     ----------------

Stockholders' equity:

   Serial preferred stock: authorized, 7,000,000 shares; outstanding, none                      -                    -
   Common stock ($.01 par value): authorized, 60,000,000 shares;
       issued, 3/31/98 - 20,309,011 shares; 12/31/97 - 15,125,874 shares;
       outstanding, 3/31/98 - 20,242,897 shares; 12/31/97 - 12,070,474 shares                 203                  151
   Additional paid-in capital                                                             248,846              103,052
   Retained earnings (substantially restricted)                                           144,093              141,065
   Treasury stock, at cost, 3/31/98 - 66,114 shares; 12/31/97 - 3,055,400 shares           (1,094)             (66,352)
   Accumulated other comprehensive income:
       Unrealized gain (loss) on securities available for sale, net of tax                    416                  (72)
       Debt of Employee Stock Ownership Plan                                               (3,759)              (4,217)
                                                                                   ----------------     ----------------
               Total stockholders' equity                                                 388,705              173,627
                                                                                   ----------------     ----------------
               Total liabilities and stockholders' equity                           $   5,341,413        $   3,246,476
                                                                                   ================     ================

The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              --------------------------------
                                                                        (UNAUDITED)
                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                              --------------------------------
                                                                  1998               1997
                                                              -------------      -------------
                                                               (DOLLARS IN THOUSANDS, EXCEPT
                                                                    PER SHARE AMOUNTS)
Interest income:
  Interest on loans receivable                                 $    81,257        $    46,664
  Interest on mortgage-backed securities                            15,255              9,231
  Interest and dividends on investments                              2,551              2,261
                                                              -------------      -------------
                                                                    99,063             58,156
Interest expense:
  Interest on customer deposits                                     40,996             19,594
  Interest on debentures and notes                                   3,527              1,114
  Interest on borrowings                                            17,606             16,393
                                                              -------------      -------------
                                                                    62,129             37,101

Net interest income                                                 36,934             21,055
Provision for loan losses                                              660                565
                                                              -------------      -------------
  Net interest income after provision for loan losses               36,274             20,490

Noninterest income:
  Loan fees and charges                                              1,730              1,158
  Other, net                                                         2,473              2,425
                                                              -------------      -------------
                                                                     4,203              3,583
Noninterest expense:
  General and administrative                                        27,742             14,620
  Real estate owned operations, net                                     37                (22)
  Recovery of losses on real estate                                    (24)              (448)
  Amortization and write-down of intangibles                         2,746                677
                                                              -------------      -------------
                                                                    30,501             14,827

Income before income tax expense                                     9,976              9,246
Income tax expense                                                   4,916              3,984
                                                              -------------      -------------
Net income                                                     $     5,060        $     5,262
                                                              =============      =============


Basic earnings per share                                      $       0.25       $       0.40
                                                              =============      =============
Diluted earnings per share                                    $       0.24       $       0.39
                                                              =============      =============

Average basic shares outstanding                                    20,251             13,214
                                                              =============      =============
Average diluted shares outstanding                                  20,673             13,552
                                                              =============      =============


Net income                                                    $      5,060       $      5,262
Other comprehensive income, net of tax:
Unrealized gain (loss) on securities available for sale,
  net of tax expense (benefit) of $344 and ($716) for
  the three months ended March 31, 1998 and
  1997, respectively                                                   488               (989)
                                                              -------------      -------------
                                                              $      5,548       $      4,273
Comprehensive income                                          =============      =============


The accompanying notes are an integral part of these consolidated financial statements.

                                                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                  ---------------------------------------------------------------------------------
                                                                                                                    UNREALIZED
                                                                                                                    GAIN (LOSS)
                                                                          ADDITIONAL                               ON SECURITIES
                                                   NUMBER OF   COMMON      PAID-IN      RETAINED      TREASURY  AVAILABLE FOR SALE
                                                     SHARES      STOCK     CAPITAL      EARNINGS*      STOCK       (NET OF TAX)
                                                  ---------------------------------------------------------------------------------
                                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Balance at December 31, 1996                            15,005 $    150   $ 100,436    $   131,324  $   (26,497)   $         (713)
Repurchase of common stock                                                                              (39,855)
Exercise of stock options, including tax benefits          121        1       2,616
Cash dividends declared ($0.34 per share)                                                   (4,280)
Unrealized gain, net of tax                                                                                                   641
Repayment of debt
Net income                                                                                  14,021
                                                  ---------------------------------------------------------------------------------
Balance at December 31, 1997                            15,126      151       103,052      141,065      (66,352)              (72)


Issuance of common stock (AFEH acquisition):
     From shares held in treasury                                                                        65,258
     From authorized but unissued shares                 5,087       51     144,691
Exercise of stock options                                   96        1       1,103
Cash dividends declared ($0.10 per share)                                                   (2,032)
Unrealized gain, net of tax                                                                                                   488
Repayment of debt
Net income                                                                                   5,060
                                                  =================================================================================
Balance at March 31, 1998 (Unaudited)                   20,309 $    203  $  248,846   $    144,093  $    (1,094)   $          416
                                                  =================================================================================

                                                  ----------------------------------
                                                       DEBT OF
                                                       EMPLOYEE
                                                        STOCK           TOTAL
                                                      OWNERSHIP       STOCKHOLDERS'
                                                        PLAN            EQUITY
                                                  ----------------------------------
Balance at December 31, 1996                        $  (4,638) $       200,062
Repurchase of common stock                                             (39,855)
Exercise of stock options, including tax benefits                        2,617
Cash dividends declared ($0.34 per share)                               (4,280)
Unrealized gain, net of tax                                                641
Repayment of debt                                         421              421
Net income                                                              14,021
                                                  ----------------------------------
Balance at December 31, 1997                           (4,217)         173,627


Issuance of common stock (AFEH acquisition):
     From shares held in treasury                                       65,258
     From authorized but unissued shares                               144,742
Exercise of stock options, including tax benefits                        1,104
Cash dividends declared ($0.10 per share)                               (2,032)
Unrealized gain, net of tax                                                488
Repayment of debt                                         458              458
Net income                                                               5,060
                                                  ==================================
Balance at March 31, 1998 (Unaudited)               $  (3,759)  $      388,705
                                                  ==================================


*  Substantially restricted

The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        ---------------------------------
                                                                                  (UNAUDITED)
                                                                               THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                        ---------------------------------
                                                                             1998             1997
                                                                        ---------------  ----------------
                                                                             (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                              $      5,060     $      5,262
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Amortization and write-down of intangible assets                            2,746              677
   Proceeds from sale of loans held for sale                                       -          253,855
   Provision for losses on loans and real estate owned                           636              117
   Depreciation and amortization of premises and equipment                     1,239              637
   Decrease in capitalized excess servicing fees                                 134              251
   Amortization of premiums, net of discounts                                  3,452            2,647
   Gain on sale of loans and securities                                         (112)               -
   Increase in other assets                                                  (31,512)          (7,499)
   Decrease in other liabilities                                             (21,410)         (50,792)
   Other, net                                                                    932               12
                                                                        ---------------  ----------------
     Net cash provided by (used in) operating activities                     (38,835)         205,167
                                                                        ---------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of subsidiaries, net of cash and cash
  equivalents received                                                       82,129                 -
Decrease in loans resulting from principal payments,
  net of originations                                                       119,409            21,092
Purchases of loans                                                         (155,389)          (97,380)
Principal payments on mortgage-backed securities                             71,332            16,914
Proceeds from sale of mortgage-backed securities available for sale           9,436                 -
Proceeds from sale of investment securities available for sale                  595            12,792
Purchases of investment securities available for sale                        (2,252)           (8,352)
Proceeds from sale of real estate owned                                         924             2,776
Net additions to premises and equipment                                      (4,683)           (1,279)
Increase in stock of FHLBSF                                                  (1,205)             (836)
                                                                       ----------------  ----------------
    Net cash provided by (used in) investing activities                     120,296           (54,273)
                                                                       ----------------  ----------------








The accompanying notes are an integral part of these consolidated financial statements.

                                                                       ----------------------------------
                                                                                  (UNAUDITED)
                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                       ----------------------------------
                                                                            1998              1997
                                                                       ---------------   ----------------
                                                                            (DOLLARS IN THOUSANDS)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits                                                   (197,821)         (108,127)
Proceeds from advances from FHLBSF                                          833,300         2,302,532
Repayment of advances from FHLBSF                                          (906,170)       (2,389,520)
Proceeds from reverse repurchase agreements                                 153,428           183,556
Repayment of reverse repurchase agreements                                  (75,134)         (195,640)
Increase (decrease) in other borrowings                                     (10,609)           10,396
Proceeds from issuance of common stock                                        1,104               769
Repurchase of common stock                                                        -           (12,350)
Dividends paid                                                               (2,032)           (1,039)
                                                                       ---------------   ----------------
    Net cash used in financing activities                                  (203,934)         (209,423)
                                                                       ---------------   ----------------

Net decrease in cash and cash equivalents                                  (122,473)          (58,529)
Cash and cash equivalents at beginning of period                            231,822           106,828
                                                                       ===============   ================
Cash and cash equivalents at end of period                              $   109,349       $    48,299
                                                                       ===============   ================

Supplemental disclosures:
      Interest paid                                                    $     66,657      $     36,436
      Income taxes paid                                                $          -      $      2,303

Supplemental non-cash investing and financing activities:
    Loans transferred to real estate owned                             $      1,593      $      3,972

The acquisition of subsidiaries involved the following:
    Common stock issued                                                $    210,000      $          -
    Fair value of liabilities assumed                                     2,103,482                 -
    Fair value of assets acquired, other than cash and cash equivalents  (2,130,177)
    Goodwill                                                               (101,176)                -
                                                                       ===============   ================
    Net cash and cash equivalents received                             $     82,129      $          -
                                                                       ===============   ================








The accompanying notes are an integral part of these consolidated financial statements.

                         BAY VIEW CAPITAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

              The accompanying unaudited interim consolidated financial statements include the accounts of Bay View Capital Corporation (the "Company"), a Delaware corporation operating as a diversified financial services company, and its subsidiaries. The Company's principal business activities consist of operating three business platforms: a Banking Platform, a Consumer Finance Platform and a Commercial Finance Platform. The Company operates these platforms through its wholly owned subsidiaries, Bay View Bank ("BVB"), a federally chartered capital stock savings bank, Concord Growth Corporation ("CGC"), a California corporation operating as a commercial finance company, including its asset-based lending division, Bay View Financial Corporation ("BVFC"), Bay View Securitization Corporation ("BVSC"), a Delaware corporation formed for the purpose of issuing asset-backed securities through a trust, and Regent Financial Corporation ("Regent"), a California corporation providing item processing services. Bay View Acceptance Corporation ("BVAC"), a subsidiary of BVB, is a Nevada corporation operating as a consumer finance company through its wholly owned subsidiaries, Bay View Credit ("BVC") and Ultra Funding, Inc. ("Ultra"). All significant intercompany balances and transactions have been eliminated in consolidation.

              The Company completed its acquisition of America First Eureka Holdings, Inc. ("AFEH") and its wholly owned subsidiary, EurekaBank, a federal savings bank, on January 2, 1998. The Company's results for the first quarter of 1998 reflect the acquisition of AFEH, which was accounted for under the purchase method of accounting.

              The information provided by these interim financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial condition as of March 31, 1998 and December 31, 1997, the results of its operations for the three months ended March 31, 1998 and 1997; and its cash flows for the three months ended March 31, 1998 and 1997. Such adjustments are of a normal, recurring nature unless otherwise disclosed in this Form 10-Q. As necessary, reclassifications have been made to prior period amounts to conform to the current period presentation. These reclassifications had no effect on the results of operations or stockholders' equity. These interim financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all the necessary information and footnotes for a presentation in conformity with generally accepted accounting principles.

     The information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of these interim financial statements have read or have access to the Company's 1997 Annual Report on Form 10-K, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition as of December 31, 1997 and 1996 and Results of Operations for the years ended December 31, 1997, 1996 and 1995. Accordingly, only certain changes in financial condition and results of operations are discussed in this Form 10-Q. Furthermore, the interim financial results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

                         BAY VIEW CAPITAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (UNAUDITED)

NOTE 2 - EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Measurement of Earnings Per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and reporting earnings per share ("EPS") and applies to entities with publicly held common stock or financial instruments that are potentially convertible into publicly held common stock. SFAS 128 replaces Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS and was effective for the Company's December 31, 1997 financial statements. Basic EPS is calculated by dividing net earnings for the period available to common stockholders by the weighted-average number of common shares outstanding for that period. There is no adjustment to the number of outstanding shares for dilutive instruments, such as stock options. Diluted EPS takes into account the dilutive impact of such instruments and uses the average share price for the period in determining the number of incremental shares to add to the weighted-average number of common shares outstanding. All prior period EPS amounts have been restated to reflect the adoption of SFAS 128.

     The calculation of basic and diluted earnings per share is summarized as follows:

                                                                       ------------------------------
                                                                                (UNAUDITED)
                                                                            THREE MONTHS ENDED
                                                                       -------------- ---------------
                                                                         MARCH 31,       MARCH 31,
                                                                           1998            1997
                                                                       -------------- ---------------
                                                                          (DOLLARS IN THOUSANDS,
                                                                         EXCEPT PER SHARE AMOUNTS)
Net earnings available to common stockholders                            $    5,060      $    5,262

Weighted-average shares outstanding                                          20,251          13,214
Add:  Dilutive potential common shares                                          422             338
                                                                       -------------- ----------------
Diluted weighted average shares outstanding                                  20,673          13,552
                                                                       -------------- ----------------

Basic earnings per share                                                 $     0.25      $     0.40
                                                                       ============== ================

Diluted earnings per share                                               $     0.24      $     0.39
                                                                       ============== ================

              The Company declared a 2 for 1 stock split in the form of a 100% stock dividend on April 14, 1997 to stockholders of record as of the close of business on May 9, 1997, which was paid on June 2, 1997. All common share and per share data, including stock option plan information, has been restated to reflect the stock split.

NOTE 3 - COMPREHENSIVE INCOME

              In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which requires that all entities report comprehensive income and its components in their financial statements. SFAS 130 requires that all items which are required to be recognized under generally accepted accounting standards as components of comprehensive income be reported in a financial statement which is displayed with the same prominence as other financial statements. Comprehensive income is defined as net income plus the change in "other comprehensive income," as defined by SFAS 130. The only currently applicable component of other comprehensive income for the Company is the net unrealized gain or loss on securities available for sale. This statement was implemented during the first quarter of 1998.

                         BAY VIEW CAPITAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                  (UNAUDITED)

NOTE 4 - STOCK OPTIONS

     The Company has three stock option plans: the "Amended and Restated 1986 Stock Option and Incentive Plan," the "1995 Stock Option and Incentive Plan," and the "Non-Employee Director Stock Option Plan," which authorize the issuance of up to 1,759,430 shares, 2,000,000 shares and 550,000 shares of common stock, respectively. The following table summarizes the stock options available for grant as of March 31, 1998:

                                          ------------------------------------------------------------------------
                                                                        (UNAUDITED)
                                          ------------------------------------------------------------------------
                                                                                 NON-EMPLOYEE
                                             1986 STOCK         1995 STOCK      DIRECTOR STOCK
                                            OPTION PLAN        OPTION PLAN       OPTION PLAN          TOTAL
                                          -----------------  ----------------- ----------------- -----------------
Shares reserved for issuance                  1,759,430          2,000,000           550,000         4,309,430
Granted                                      (2,048,816)        (1,450,500)         (570,000)       (4,069,316)
Forfeited                                       290,074             80,000            20,000           390,074
Expired                                            (688)                 -                 -              (688)
                                          -----------------  ----------------- ----------------- -----------------
Total available for grant                             -            629,500                 -           629,500
                                          =================  ================= ================= =================

     At March 31, 1998, the Company had outstanding stock options for all three plans with expiration dates from 1998 to 2008 as follows:

                                             --------------------------------------------------------------------
                                                                         (UNAUDITED)
                                             --------------------------------------------------------------------
                                                  NUMBER OF              EXERCISE PRICE             AVERAGE
                                                OPTION SHARES                RANGE               EXERCISE PRICE
                                             ---------------------    ---------------------    ------------------
Outstanding at December 31, 1997                    1,758,400              $7.88 - $34.41       $     19.70
Granted                                               181,500             $29.91 - $34.75       $     31.70
Exercised                                             (95,500)             $7.88 - $26.19       $     11.56
Forfeited                                              (1,500)            $34.41 - $34.41       $     34.41
                                             =====================    =====================    ===================
Outstanding at March 31, 1998                       1,842,900              $7.88 - $34.75       $     21.28
                                             =====================    =====================    ==================

NOTE 5 - DIVIDEND DECLARATION

     The Company declared a quarterly cash dividend of $0.10 per share on March 26, 1998, payable to stockholders of record as of April 10, 1998. The dividend payable, totaling $2.0 million, was accrued as of March 31, 1998 and is reflected in the accompanying interim consolidated financial statements.

NOTE 6 - MERGER-RELATED ACTIVITY

Concord Growth Corporation

     The Company completed its acquisition of EXXE Data Corporation ("EXXE") and its wholly owned commercial finance subsidiary, Concord Growth Corporation, on March 17, 1997. Subsequent to the close of the transaction, EXXE was merged into CGC and liquidated and CGC became a wholly owned stand-alone subsidiary of the Company. The former holders of EXXE capital stock, warrants and options received an initial aggregate payment of $19.8 million and will be entitled to potential future cash payments, of up to $34 million, depending upon the financial performance of CGC. The acquisition was accounted for under the purchase method of accounting effective April 1, 1997. The aggregate acquisition costs exceeded the fair value of the net assets acquired by approximately $21 million, which was recorded as goodwill and which is being amortized on a straight-line basis over a 15-year period.

                         BAY VIEW CAPITAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                  (UNAUDITED)

Ultra Funding, Inc.

     Effective October 1, 1997, the Company, through its newly formed subsidiary, Ultra Funding, Inc., acquired the origination capabilities and certain assets of Ultra Funding, Ltd. of Austin, Texas. The purchase price exceeded the fair value of the net assets acquired by approximately $400,000, which is being amortized on a straight-line basis over a 7-year period.

America First Eureka Holdings, Inc.

     The Company completed its acquisition of America First Eureka Holdings, Inc. and its wholly owned subsidiary, EurekaBank, a federal savings bank, on January 2, 1998. Pursuant to the Merger Agreement, the Company paid $90 million in cash and $210 million in stock (8,076,923 shares of the Company's common stock, a portion of which were issued from the Company's shares in treasury) to America First Financial Fund 1987-A Limited Partnership, the sole shareholder of AFEH, for a total purchase price of $300 million. The number of common shares issued was based on the average value of the Company's common stock for the 20 full trading days ending on the fifth business day prior to the merger closing date. Based on the average value of $34.3031 during this period and pursuant to the Merger Agreement, the number of common shares issued was determined by dividing the $210 million stock portion of the purchase price by $26.00 per share.

     The acquisition of AFEH was accounted for under the purchase method of accounting effective January 2, 1998. The amount of goodwill recorded as of the merger date was approximately $101 million, excluding core deposit intangibles of approximately $12 million. This goodwill, representing the excess of the purchase price over the fair value of net assets acquired, is being amortized on a straight-line basis over a 20-year period. This goodwill amount is subject to the finalization of purchase accounting adjustments.

     The following represents the estimated allocation of the purchase price:

                                                           -----------------
                                                             (UNAUDITED,
                                                              DOLLARS IN
                                                              THOUSANDS)
                                                           -----------------
Cash paid                                                  $     90,000
Value of common stock issued                                    210,000
Acquisition costs                                                 4,456
                                                           -----------------
      Total purchase price                                      304,456

Fair value of assets acquired                                 2,306,762
Fair value of liabilities assumed                             2,103,482

                                                           -----------------
     Net assets acquired                                        203,280

                                                           -----------------

Purchase price in excess of net assets acquired            $    101,176
                                                           =================


                         BAY VIEW CAPITAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (UNAUDITED)

       The unaudited pro forma financial information in the table below presents the combined results of operations of the Company and AFEH for the first quarter of 1997 as if the acquisition had occurred as of January 1, 1997. The pro forma financial information is presented for informational purposes and is not necessarily indicative of the results of operations which would have occurred had the Company and AFEH constituted a single entity during the first quarter of 1997. The pro forma financial information is also not necessarily indicative of the future results of operations of the combined company. In particular, the Company expects to achieve certain cost savings as a result of the acquisition which have not been included in the pro forma financial information.

                                 (Unaudited)
                                Three Months
                               Ended March 31,
                                    1997
                              -----------------
                                 (Dollars in
                              thousands, except
                                  per share
                                  amounts)
Net increase income                $  34,296
Provision for loan losses                817
Noninterest income                     5,299
Noninterest expense                   26,350
                                   ---------
  Net income                       $   6,574
                                   =========

Basic earnings per share           $    0.31
                                   =========
Diluted earnings per share         $    0.30
                                   =========


       The unaudited pro forma combined net income of $6.6 million for the first quarter of 1997 consists of net income for the Company of $5.3 million and net income for AFEH of $6.1 million, less pro forma adjustments of $4.8 million. Significant pro forma adjustments include additional interest expense of $2.4 million relating to $100 million in subordinated debt issued in August 1997, additional amortization expense of $1.5 million relating to goodwill and core deposit intangibles created as a result of the acquisition and additional income tax expense of $1.5 million representing additional income taxes that would have been recognized utilizing the Company's effective income tax rates for the first quarter of 1997, net of the tax impact of the pro forma adjustments. The unaudited pro forma financial information excludes the utilization of net operating loss carryforwards as the tax benefit associated with the net operating loss carryforwards was established as a deferred tax asset as of the acquisition date. As of January 2, 1997, AFEH had approximately $209 million in net operating loss carryforwards for federal tax purposes which expire in various years through 2007 and approximately $29 million in net operating losses for state franchise tax purposes which expired in 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              STRATEGIC OVERVIEW

     The Company is a diversified financial services company which operates from three distinct business platforms:

     * A Banking/Depository/Wholesale Platform ("Banking Platform") which is comprised primarily of mortgage loans and mortgage-backed securities.

     * A Consumer Finance Platform which is comprised of motor vehicle loans originated by BVC and Ultra and motor vehicle and high loan to value ("HLTV") home equity loans purchased by the Company.

     * A Commercial Finance Platform which is comprised of the factoring, re-discount and warehouse lending activities of CGC and the asset-based lending activities of BVFC, a division of CGC.

THE COMPANY'S MISSION STATEMENT

     To build a diversified financial services company by investing in niche businesses with risk-adjusted returns that enhance shareholder value.

THE COMPANY'S STRATEGY

     The Company's strategy centers around the continued expansion of its net interest margin. In order to realize this objective, management is pursuing a strategy that encompasses the following:

     * Replacing lower-yielding mortgage loans and mortgage-backed securities with consumer and commercial loans and leases with higher risk-adjusted returns, shorter maturities and less sensitivity to interest rate fluctuations.

     * Enhancing BVB's deposit base by reducing higher-cost deposits and expanding lower-cost transaction accounts by emphasizing relationship banking and capitalizing on cross-sell opportunities with customers.

     * De-emphasizing the less profitable elements of the Company's business activities by ceasing residential mortgage loan originations and reducing BVB's wholesale activities.

     * Maintaining the capital of BVB at or above the minimum "well capitalized" (as defined for bank regulatory purposes) level and returning any excess capital to the Company.

     * Redeploying such excess capital in businesses intended to generate assets with higher risk-adjusted returns than those typically provided by mortgage loans and mortgage-backed securities.

Banking Platform Strategies

     The Banking Platform is largely represented by the operations of BVB which has 56 branches serving primarily the San Francisco Bay Area. The Banking Platform's strategic focus is to expand the retail deposit franchise through the growth of "transaction accounts" (e.g., checking, savings and money market accounts), instead of the higher-cost certificates of deposit, as a source of financing for the Consumer Finance Platform and the Commercial Finance Platform. As a result, transaction accounts at BVB as a percentage of total retail deposits increased to 39.5% at March 31, 1998 as compared with 34.6% and 30.3% at December 31, 1997 and 1996, respectively.

Consumer Finance Platform Strategies

     The Consumer Finance Platform is comprised of motor vehicle loans originated by BVC and Ultra and motor vehicle and HLTV home equity loans purchased by the Company.

     Bay View Credit

     BVC (formerly California Thrift & Loan) underwrites and purchases motor vehicle loans and has successfully carved out a niche in the increasingly competitive motor vehicle finance industry. BVC is headquartered in Covina, California and operates 9 offices throughout California and the Western United States. BVC became a subsidiary of Bay View Acceptance Corporation, a wholly owned subsidiary of BVB, at December 31, 1997.

     BVC's business strategy is to originate motor vehicle loans at rates which generally exceed those offered by conventional financing sources while applying its traditional underwriting criteria on a case-by-case basis to mitigate any potential loan losses. BVC underwrites fixed-rate loans secured by new and used motor vehicles. BVC's typical motor vehicle loan borrower desires a higher relative loan amount and/or longer term than is offered by many other motor vehicle financing sources. In return for the flexibility of the product it offers, BVC has been able to charge interest rates higher than those typically offered by traditional sources of motor vehicle financing, such as banks and captive finance companies.

     Reduction of Higher-Cost Customer Deposits

     BVC's customer deposits were primarily comprised of thrift certificates which were similar to certificates of deposit with the exception that they were callable at par plus accrued interest. When thrift certificates were purchased by customers, BVC reserved the right to repurchase the certificates at any time upon thirty days notice. Utilizing this call provision, BVC redeemed the higher-cost component (higher than BVB's incremental borrowing cost) of these deposits at face value (approximately $267 million) as of December 31, 1996. The remainder of the BVC customer deposits (which were lower in cost than BVB's incremental borrowing cost) were sold to BVB in June 1997.

     Sale and Securitization of Motor Vehicle Loan Portfolio

     In January 1997, BVC sold $253 million of its motor vehicle loan portfolio to BVSC. The motor vehicle loan portfolio was recorded at its fair value upon acquisition assuming that such loans would be securitized and sold. As a result, the only gain recorded on the sale and securitization was related to the changes in the market interest rates between the acquisition date of BVC and the sale and securitization of the loans. The Company ceased its securitization activities in conjunction with the announcement of the EurekaBank acquisition.

     Ultra Funding, Inc.

     A significant source of the Consumer Finance Platform's loan purchases has been a strategic alliance that began in November 1996 with Ultra Funding, an originator of prime motor vehicle loans, whereby the Company had a right of first refusal to purchase all of the motor vehicle installment contracts originated by Ultra Funding which met the Company's underwriting criteria. Effective October 1, 1997, the Company, through its newly created subsidiary, Ultra Funding, Inc., acquired the origination capabilities and certain assets of Ultra Funding. Ultra operates one office in Austin, Texas.

     Strategic Alliances

     The Company has previously announced strategic alliances with Onyx Acceptance Corporation ("Onyx") for the purchase of motor vehicle loans and with Lendco Financial Services, Inc. ("Lendco") for the purchase of motor vehicle leases. The agreements with Lendco also provide the Company with an option to acquire Lendco. During the first quarter of 1998, the Company purchased approximately $15 million in motor vehicle loans from Onyx. The Company began purchasing motor vehicle leases from Lendco during the second quarter of 1998.

Commercial Finance Platform Strategies

     The Commercial Finance Platform is comprised of CGC and BVFC, a division of CGC. CGC, based in San Mateo, California, offers factoring, warehouse lines and re-discount lines. BVFC, based in Encino, California, offers asset-based lending. CGC's corporate vision is to become a preeminent nationwide provider of asset-based lending, factoring, warehouse lines and re-discount lines to small and middle market companies.

     In December 1997, the Company announced an expansion of the Commercial Finance Platform including the formation of a new asset-based lending group known as Bay View Financial Corporation. Specifically, the Company expanded the asset-based lending segment of the business by adding personnel with significant industry experience, relocating the asset-based lending business to Southern California, one of the top asset-based lending markets in the country, and adding new and enhanced products to the Commercial Finance Platform's product array. This expansion represents a significant step in achieving the Company's goal of establishing a $200-300 million asset-based lending platform.

     Strategic Alliance

     The Company recently entered into a strategic alliance with Signature Financial Group ("Signature"), a Danville, California-based company specializing in small equipment leases nationwide. The agreement also provides the Company with an option to acquire Signature. The Company began purchasing leases from Signature during the second quarter of 1998.

                             RESULTS OF OPERATIONS

     Net income was $5.1 million, or $0.24 per diluted share, for the first quarter of 1998. This compares with net income of $5.3 million, or $0.39 per diluted share, for the first quarter of 1997. Net income for the first quarter of 1997 includes net interest income on the $253 million of motor vehicle loans securitized and sold in January 1997 and the corresponding $925,000 gain on the sale.

      Core earnings (excluding special mention items discussed elsewhere herein) were $7.0 million, or $0.34 per diluted share, for the first quarter of 1998. This compares with core earnings of $5.3 million, or $0.39 per diluted share, for the first quarter of 1997. Special mention items for the first quarter of 1998 largely consisted of the previously announced and anticipated operations and systems integration expenses relating to the acquisition of EurekaBank, which was consummated on January 2, 1998.

     The following table illustrates the reconciliation of net income to core earnings for the periods indicated:

                                         -------------------------------------
                                            THREE MONTHS ENDED (UNAUDITED)
                                         -------------------------------------
                                            MARCH 31,            MARCH 31,
                                              1998                 1997
                                         ----------------     ----------------
                                            (DOLLARS IN THOUSANDS, EXCEPT
                                                  PER SHARE AMOUNTS)
Net income                               $         5,060      $         5,262
Special mention items, net of tax                  1,973                   21
                                         ----------------     ----------------
Core earnings (1)                        $         7,033      $         5,283
                                         ================     ================
Core earnings per diluted share (1)      $          0.34      $          0.39
                                         ================     ================


 (1) Core earnings are calculated excluding special mention items. See "Special Mention Items" for further discussion. Core earnings are not a measure of performance under generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Company's operating performance. Core earnings are included herein as management believes they are a useful tool for investors and analysts in assessing the Company's performance and trends excluding the impact of such items. These measures may not be comparable to similarly titled measures reported by other companies.

TANGIBLE CASH EARNINGS

     Tangible cash earnings are based on core earnings and exclude charges related to the amortization of intangibles and charges tied to the Company's common stock and include the utilization of Net Operating Loss ("NOL") carryforwards acquired from AFEH.

     The following table shows the components of tangible cash earnings for the periods indicated:

                                                     ------------------------------------------
                                                          THREE MONTHS ENDED (UNAUDITED)
                                                     ------------------------------------------
                                                         MARCH 31,              MARCH 31,
                                                            1998                   1997
                                                     -------------------    -------------------
                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
                                                                     AMOUNTS)
Core earnings (1)                                    $         7,033        $         5,283
Adjustments, net of tax:
   Amortization of intangibles                                 2,403                    496
   Charges tied to common stock                                   65                     60
                                                     -------------------    -------------------
Tangible cash earnings (1)                           $         9,501        $         5,839
                                                     ===================    ===================
Tangible cash earnings per diluted share (1)         $          0.46        $          0.44
                                                     ===================    ===================

Tangible cash return on average assets (2)                      0.72%                  0.76%
                                                     ===================    ===================
Tangible cash return on average equity (2)                     15.44%                 12.48%
                                                     ===================    ===================

     The following table shows the components of tangible cash earnings, including the utilization of NOL carryforwards, for the periods indicated:

                                                     ------------------------------------------
                                                          THREE MONTHS ENDED (UNAUDITED)
                                                     ------------------------------------------
                                                         MARCH 31,              MARCH 31,
                                                            1998                   1997
                                                     -------------------    -------------------
                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
                                                                     AMOUNTS)
Tangible cash earnings (1)                           $         9,501        $         5,839
Utilization of NOL carryforwards                               2,739                      -
                                                     -------------------    -------------------

Tangible cash earnings, including the
    utilization of NOL carryforwards (1)             $        12,240        $         5,839
                                                     ===================    ===================
Tangible cash earnings, including the
    utilization of NOL carryforwards,
    per diluted share (1)                            $          0.59        $          0.44
                                                     ===================    ===================

Tangible cash return on average assets, including
    the utilization of NOL carryforwards (2)                    0.93%                  0.76%
                                                     ===================    ===================

Tangible cash return on average equity, including
    the utilization of NOL carryforwards (2)                   19.89%                 12.48%
                                                     ===================    ===================


(1) See definition and discussion of core earnings included elsewhere herein.

(2) Average tangible assets (equity) are defined as average assets (equity) less average intangible assets.

     In conjunction with the acquisition of AFEH, the Company acquired approximately $62 million in NOL carryforwards. The Company may utilize these carryforwards, subject to annual limitations, to reduce its current liability for federal and state income taxes. The Company estimates that it will be able to utilize approximately $11.0 million in NOL carryforwards during 1998. The component included as tangible cash earnings in the above reconciliation represents the first quarter's pro rata portion of the estimated annual utilization.

EARNINGS BY BUSINESS PLATFORM

     Net income (loss), by business platform, were as follows for the periods indicated:

                                             --------------------------------------------------------------------
                                                               THREE MONTHS ENDED (UNAUDITED)
                                             --------------------------------------------------------------------
                                                     MARCH 31, 1998                      MARCH 31, 1997
                                             --------------------------------    --------------------------------
                                                  NET
                                                INCOME/        PER DILUTED             NET          PER DILUTED
                                                 (LOSS)           SHARE               INCOME           SHARE
                                             --------------- ----------------    ----------------- --------------
                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Banking Platform                             $       4,552   $        0.22       $       4,496     $        0.33
Consumer Finance Platform (1)                          715            0.03                 766              0.06
Commercial Finance Platform (2)                       (207)          (0.01)                  -                 -
                                             --------------- ---------------     ----------------  -------------
Total                                        $       5,060   $        0.24       $       5,262     $        0.39
                                             =============== ================    ================= ==============

     Core earnings, by business platform, were as follows for the periods indicated:

                                             --------------------------------------------------------------------
                                                               THREE MONTHS ENDED (UNAUDITED)
                                             --------------------------------------------------------------------
                                                     MARCH 31, 1998                      MARCH 31, 1997
                                             --------------------------------    --------------------------------
                                                 CORE
                                               EARNINGS/       PER DILUTED           CORE          PER DILUTED
                                               (LOSS) (3)       SHARE (3)          EARNINGS (3)      SHARE (3)
                                             --------------- ----------------    ----------------- --------------
                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Banking Platform                             $       6,486   $        0.31       $       4,517     $        0.33
Consumer Finance Platform (1)                          754            0.04                 766              0.06
Commercial Finance Platform (2)                       (207)          (0.01)                  -                 -
                                             --------------- ----------------    ----------------  --------------
Total                                        $       7,033   $        0.34       $       5,283     $        0.39
                                             =============== ================    ================= ==============

(1) The Consumer Finance Platform was redefined during the first quarter of 1998 to include the Company's portfolio of HLTV home equity loans purchased by the Company. The Company began purchasing HLTV home equity loans during the third quarter of 1997.
(2) The Commercial Finance Platform was created with the acquisition of CGC effective April 1997.
(3)  See definition and discussion of core earnings included elsewhere herein.

NET INTEREST INCOME

     Consolidated net interest income for the first quarter of 1998 was $36.9 million compared with $21.1 million for the first quarter of 1997. The increase in consolidated net interest income was a result of a higher level of net interest earning assets combined with a higher net interest margin. The consolidated net interest margin was 2.90% for the first quarter of 1998 as compared with 2.72% for the first quarter of 1997. Net interest margin on a pro forma combined basis (i.e., including the acquisition of EurekaBank) for the fourth quarter of 1997 would have been 2.82%. This pro forma net interest margin for the fourth quarter of 1997 reflects the impact of EurekaBank's lower-yielding portfolio of mortgage loans. The Company's consolidated net interest margin for the month of March 1998 was 3.05%.

     The increase in net interest margin during the first quarter of 1998, compared with the pro forma net interest margin for the fourth quarter of 1997 and the Company's consolidated net interest margin for the first quarter of 1997, was a result of a decrease in the Company's funding costs combined with the continuing shift in the earning assets mix towards assets with higher risk-adjusted yields.

     The strategic shift in the balance sheet from commodity-oriented, real estate-based assets with lower risk-adjusted yields and higher prepayment risk to consumer and commercial assets with higher risk-adjusted yields, shorter maturities and lower prepayment risk is expected to continue. During the first quarter of 1998, prepayments on loans (primarily mortgage) and mortgage-backed securities were approximately $330 million, with over 75% of this amount reinvested in consumer and commercial assets with higher risk-adjusted yields.

A summary of consolidated net interest income and net interest margin follows:

                                            ----------------------------------------------------------------
                                                             THREE MONTHS ENDED (UNAUDITED)
                                            ----------------------------------------------------------------
                                                   MARCH 31, 1998                     MARCH 31, 1997
                                            ----------------------------       -----------------------------
                                                NET             NET                NET              NET
                                              INTEREST        INTEREST           INTEREST         INTEREST
                                               INCOME          MARGIN             INCOME           MARGIN
                                            ------------    ------------       -------------    ------------
                                                                 (DOLLARS IN THOUSANDS)
Banking Platform                            $   28,411          2.47%          $   18,603           2.52%
Consumer Finance Platform                        6,313          5.59                2,452           6.09
Commercial Finance Platform (1)                  2,210         16.90                    -              -
                                            ------------    ------------       -------------    ------------
Total                                       $   36,934          2.90%          $   21,055           2.72%
                                            ============    ============       =============    ============

(1) The Commercial Finance Platform was created with the acquisition of CGC effective April 1997.

Banking Platform

     The Banking Platform's first quarter 1998 net interest margin was 2.47% compared with 2.52% for the first quarter of 1997. The Banking Platform's net interest margin was negatively impacted by the acquisition of EurekaBank's lower-yielding portfolio of mortgage loans, high prepayment activity associated with mortgage loans and mortgage-backed securities, and the additional interest expense on the $100 million of subordinated debt issued in August 1997 (with an all-in cost of 9.6%). This negative impact was essentially offset, however, by a lower cost of funds related to retail deposits, as discussed elsewhere herein.

Consumer Finance Platform

     The Consumer Finance Platform's first quarter 1998 net interest margin was 5.59% compared with 6.09% for the first quarter of 1997. The decrease in net interest margin was a result of the aforementioned $253 million of motor vehicle loans securitized and sold in January 1997 combined with lower yields on originations. This was partially offset by the Company's purchase of $133 million of HLTV home equity loans during the first quarter of 1998 with net yields averaging 11.2% and the decrease in the cost of deposits. The lower yields on originations are due to pricing strategies, tighter underwriting standards and competition within the industry.

     At March 31, 1998, the Consumer Finance Platform had approximately $190 million in HLTV home equity loans compared with approximately $67 million at December 31, 1997. While these loans involve a higher degree of risk than other types of mortgage lending, they generally provide higher risk-adjusted yields.

     During the first quarter of 1998, the Consumer Finance Platform originated approximately $100 million in motor vehicle loans compared with $56 million during the first quarter of 1997. BVC originated approximately $64 million in motor vehicle loans during the first quarter of 1998 with an average yield of 10.7% and an average Fair Isaac Credit Bureau ("FICO") score of 700. Ultra originated approximately $35 million in motor vehicle loans during this same period with an average yield of 8.9% and an average FICO score of 670.

Commercial Finance Platform

     The Commercial Finance Platform's first quarter 1998 net interest margin was 16.90% compared with 17.43% for the fourth quarter of 1997. This platform was created as a result of the acquisition of CGC effective April 1, 1997. Although still very strong, the decrease in net interest margin for the Commercial Finance Platform during the first quarter of 1998 was a result of the shift in the asset mix towards lower-yielding asset-based loans as well as increased competition in the commercial finance industry. These lower yields, combined with the costs associated with the expansion of the asset-based lending business by BVFC, were responsible for the Commercial Finance Platform's small operating loss during the first quarter of 1998. The Company anticipates that these expansion efforts should lead to additional loan growth during the second quarter of 1998 as evidenced by the strong pipeline of business at March 31, 1998.

AVERAGE BALANCE SHEET

     The following table sets forth certain information relating to the Company's consolidated statements of financial condition and reflects the average yields on interest-earning assets and average rates paid on interest-bearing liabilities for the periods indicated. Such yields and rates are derived by dividing interest income or interest expense by the average balances of interest-earning assets or interest-bearing liabilities, respectively, for the periods indicated. Average balances of interest-earning assets and interest-bearing liabilities were derived primarily from daily average balances.


                                                     -------------------------------------------------------
                                                         AVERAGE BALANCES, YIELDS AND RATES (UNAUDITED)
                                                     -------------------------------------------------------
                                                                       THREE MONTHS ENDED
                                                                         MARCH 31, 1998
                                                     -------------------------------------------------------
                                                         AVERAGE                                AVERAGE
                                                         BALANCE             INTEREST          YIELD/RATE
                                                     -----------------     -------------     ---------------
                                                                      (DOLLARS IN THOUSANDS)
          ASSETS
          ------
          Interest-earning assets:
           Loans receivable                          $     3,953,437       $    81,257          8.24%
           Mortgage-backed securities (1)                    908,955            15,255          6.71
           Investments                                       164,823             2,551          6.26
                                                     -----------------     -------------     ---------------
          Total interest-earning assets                    5,027,215       $    99,063          7.90%
                                                                           =============     ===============
          Other assets                                       362,316
                                                     =================
          Total assets                               $     5,389,531
                                                     =================

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
          Interest-bearing liabilities:
            Customer deposits                        $     3,601,041       $    40,996          4.62%
            Borrowings (2)                                 1,317,764            21,133          6.46
                                                     -----------------     -------------     ---------------
          Total interest-bearing liabilities               4,918,805       $    62,129          5.11%
                                                                           =============     ===============
          Other liabilities                                   84,342
                                                     -----------------
          Total liabilities                                5,003,147
          Stockholders' equity                               386,384
                                                     =================
          Total liabilities and stockholders'
          equity                                     $     5,389,531
                                                     =================

          Net interest income/net interest spread                          $    36,934          2.79%
                                                                           =============     ===============

          Net interest earning assets                $       108,410
                                                     =================

          Net interest margin (3)                                                               2.90%
                                                                                             ===============




                                                       --------------------------------------------------
                                                                       THREE MONTHS ENDED
                                                                         MARCH 31, 1997
                                                       ---------------------------------------------------
                                                          AVERAGE                              AVERAGE
                                                          BALANCE           INTEREST         YIELD/RATE
                                                      ----------------    -------------     --------------
                                                                     (DOLLARS IN THOUSANDS)
          ASSETS
          ------
          Interest-earning assets:
           Loans receivable                           $     2,321,742     $    46,664         8.00%
           Mortgage-backed securities (1)                     567,013           9,231         6.51
           Investments                                        144,830           2,261         6.31
                                                      ----------------    -------------    ---------------
          Total interest-earning assets                     3,033,585     $    58,156         7.64%
                                                                          =============    ===============
          Other assets                                         57,697
                                                      ================
          Total assets                                $     3,091,282
                                                      ================

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
           Interest-bearing liabilities:
            Customer deposits                         $     1,711,546     $    19,594         4.64%
            Borrowings (2)                                  1,125,235          17,507         6.27
                                                      ----------------    ------------     ---------------
          Total interest-bearing liabilities                2,836,781     $    37,101         5.29%
                                                                          =============    ===============
          Other liabilities                                    58,085
                                                      ----------------
          Total liabilities                                 2,894,866
          Stockholders' equity                                196,416
                                                      ================
          Total liabilities and stockholders'
          equity                                      $     3,091,282
                                                      ================

          Net interest income/net interest spread                         $    21,055         2.35%
                                                                          =============    ===============

          Net interest earning assets                 $       196,804
                                                      ================

          Net interest margin (3)                                                             2.72%
                                                                                           ===============


(1) Average balances and yields for mortgage-backed securities available for sale are based on amortized cost

(2) Interest expense for borrowing includes interest expense on interest rate swaps of $611,000 and $930,000 for the three months ended March 31, 1998 and 1997, respectively.
(3) Annualized net interest income divided by average interest-earning assets.

INTEREST INCOME

Interest Income on Loans Receivable

     Interest income on loans was $81.3 million for the first quarter of 1998 compared with $46.7 million for the first quarter of 1997. The following table is a summary of interest income on loans:

                                                -------------------------------------------------------------------------
                                                                     THREE MONTHS ENDED (UNAUDITED)
                                                -------------------------------------------------------------------------
                                                         MARCH 31, 1998                         MARCH 31, 1997
                                                ----------------------------------    -----------------------------------
                                                                      WEIGHTED                               WEIGHTED
                                                                      AVERAGE                                AVERAGE
                                                    AMOUNT             YIELD              AMOUNT              YIELD
                                                ---------------    ---------------     --------------     ---------------
                                                                         (DOLLARS IN THOUSANDS)
Banking Platform                                $     66,771             7.74%         $     42,372             7.80%
Consumer Finance Platform                             11,623            10.46                 4,292            11.06
Commercial Finance Platform (1)                        2,863            21.90                     -                -
                                                ===============    ===============     ==============     ===============
Total                                           $     81,257             8.24%         $     46,664             8.00%
                                                ===============    ===============     ==============     ===============

(1) The Commercial Finance Platform was created with the acquisition of CGC effective April 1997.

Banking Platform
----------------

     The decrease in the Banking Platform's loan yields for the first quarter of 1998, compared with the first quarter of 1997, was primarily due to the impact of EurekaBank's lower-yielding portfolio of mortgage loans with high prepayment activity associated with mortgage loans and mortgage-backed securities.

Consumer Finance Platform
-------------------------

     The decrease in the Consumer Finance Platform's loan yields for the first quarter of 1998, compared with the first quarter of 1997, was the result of the aforementioned $253 million of motor vehicle loans securitized and sold in January 1997 combined with lower yields on originations, as discussed elsewhere herein, partially offset by the purchase of HLTV home equity loans beginning in the third quarter of 1997.

Commercial Finance Platform
---------------------------

     The Commercial Finance Platform's loan yields for the first quarter of 1998 were 21.90%. This platform was created as a result of the acquisition of CGC effective April 1997.

Interest Income on Mortgage-backed Securities

     Interest income on the Company's mortgage-backed securities ("MBS") was $15.3 million for the first quarter of 1998 compared with $9.2 million for the first quarter of 1997. The yields on MBS were 6.71% for the first quarter of 1998 compared with 6.51% for the first quarter of 1997. The increase in interest income and yields was primarily attributable to the acquisition of EurekaBank's MBS portfolio effective January 2, 1998. There were no MBS purchased in 1997 or 1998 as management has sought to restructure the balance sheet and de-emphasize the Company's wholesale investment and borrowing activities.

Interest and Dividends on Investments

     Interest and dividend income from the Company's investment portfolio was $2.6 million for the first quarter of 1998 compared with $2.3 million for the first quarter of 1997. The yields on investments were 6.26% for the first quarter of 1998, down slightly from the 6.31% for the first quarter of 1997. The increase in interest and dividend income from investments was primarily due to the impact of the acquisition of EurekaBank's investment portfolio.

INTEREST EXPENSE

Interest Expense on Customer Deposits

     Interest expense on the Company's customer deposits was $41.0 million for the first quarter of 1998 compared with $19.6 million for the first quarter of 1997. The cost of deposits was 4.62% for the first quarter of 1998 compared with 4.64% for the first quarter of 1997. The increase in interest expense was due to the acquisition of EurekaBank's customer deposit balances partially offset by the decrease in the cost of deposits.

     The consolidated cost of deposits for the month of March 1998 was 4.55%. This consolidated cost was 42 basis points below the Eleventh District Cost of Funds Index ("COFI") of 4.97% (56 basis points below COFI for BVB on a stand-alone basis and 31 basis points below COFI for EurekaBank on a stand-alone basis). Transaction account balances as a percentage of total retail deposits were 39.5% at March 31, 1998 compared with 34.6% and 30.3% at December 31, 1997 and 1996, respectively.

     The following table summarizes the cost of deposits versus COFI:

                 ----------------------------------------------------------------------------------------------
                                                           (UNAUDITED)
                 ----------------------------------------------------------------------------------------------
                    MARCH 31,          MARCH 31,          MARCH 31,         DECEMBER 31,        DECEMBER 31,
                       1998               1998              1998                1997                1996
                   CONSOLIDATED           BVB            EUREKABANK         CONSOLIDATED        CONSOLIDATED
                 ----------------    --------------    ---------------    ----------------    -----------------
Cost of deposits      4.55%               4.41%             4.66%              4.71%               4.60%
COFI                  4.97                4.97              4.97               4.95                4.84
                 ----------------    --------------    ---------------    ----------------    -----------------
     Spread          (0.42)%            (0.56)%            (0.31)%            (0.24)%             (0.24)%
below COFI
                 ================   ===============    ===============    ================    =================

     The decrease in the cost of deposits during the first quarter of 1998 was due to a combination of factors, including an increase in lower-cost transaction accounts, primarily money market accounts, aggressive deposit pricing strategies and the run-off of jumbo and brokered certificates of deposit.

Interest Expense on Borrowings

     Interest expense on the Company's borrowings was $21.1 million for the first quarter of 1998 compared with $17.5 million for the first quarter of 1997. The cost of borrowings was 6.46% for the first quarter of 1998 compared with 6.27% for the first quarter of 1997. The increase in both interest expense on borrowings and the cost of borrowings was primarily due to the Company's issuance of $100 million in subordinated debt in August 1997 with an all-in cost of 9.6%.

Changes in Rate and Volume

     The following table sets forth the changes in net interest income due to changes in the rate and volume of the Company's interest-earning assets and interest-bearing liabilities for the three months ended March 31, 1998 as compared with the three months ended March 31, 1997. The variances include the effects of the Company's acquisitions. Changes in rate and volume which cannot be segregated (e.g., changes in weighted average interest rate multiplied by average portfolio balance) have been allocated proportionately between the change in rate and the change in volume.

                                                    ---------------------------------------------------------------
                                                        THREE MONTHS ENDED MARCH 31, 1998 VS 1997 (UNAUDITED)
                                                    ---------------------------------------------------------------
                                                          RATE                  VOLUME                   TOTAL
                                                        VARIANCE               VARIANCE                VARIANCE
                                                    -----------------    -------------------    -------------------
                                                                        (DOLLARS IN THOUSANDS)
Interest income:
   Loans receivable                                 $        1,416       $       33,177         $       34,593
   Mortgage-backed securities                                  292                5,732                  6,024
   Investments                                                 (18)                 308                    290
                                                    -----------------    -------------------    -------------------
                                                             1,690               39,217                 40,907
                                                    -----------------    -------------------    -------------------
Interest expense:
   Customer deposits                                           (84)              21,486                 21,402
   Borrowings                                                  546                3,080                  3,626
                                                    -----------------    -------------------    -------------------
                                                               462               24,566                 25,028
                                                    -----------------    -------------------    -------------------
Net interest income                                 $        1,228       $       14,651         $       15,879
                                                    =================    ===================    ===================


PROVISION FOR LOAN LOSSES

     The provision for loan losses was $660,000 for the first quarter of 1998 compared with $565,000 for the first quarter of 1997. See "Balance Sheet Analysis - Allowance for Loan Losses" discussed elsewhere herein.

NONINTEREST INCOME

     Noninterest income for the first quarter of 1998 was $4.2 million compared with $3.6 million for the first quarter of 1997. The increase in noninterest income was due to the acquisitions of EurekaBank effective January 1998 and CGC effective April 1997. Noninterest income for the first quarter of 1997 included approximately $925,000 in gains on the securitization and sale of the aforementioned $253 million motor vehicle portfolio in January 1997.

NONINTEREST EXPENSE

General and Administrative Expenses

     General and administrative expenses were $27.7 million for the first quarter of 1998 compared with $14.6 million for the first quarter of 1997. Core general and administrative expenses, excluding special mention items, were $24.4 million for the first quarter of 1998 compared with $14.2 million for the first quarter of 1997. Special mention items for the first quarter of 1998 consisted of the previously announced and anticipated operations and systems integration expenses related to the acquisition of EurekaBank. The higher general and administrative expenses were attributable to the acquisitions of EurekaBank effective January 1998, Ultra effective October 1997 and CGC effective April 1997.

     The following table reconciles general and administrative expenses to core general and administrative expenses for the periods indicated:

                                                         ----------------------------------------
                                                             THREE MONTHS ENDED (UNAUDITED)
                                                         ----------------------------------------
                                                             MARCH 31,             MARCH 31,
                                                               1998                  1997
                                                         ------------------    ------------------
                                                                 (DOLLARS IN THOUSANDS)
General and administrative expenses                      $        27,742       $        14,620
Special mention items (1)                                         (3,364)                 (450)
                                                         ------------------    ------------------
Core general and administrative expenses (1)             $        24,378       $        14,170
                                                         ==================    ==================

     The following is a summary of general and administrative expenses, by business platform, for the periods indicated:

                                                         ----------------------------------------
                                                             THREE MONTHS ENDED (UNAUDITED)
                                                         ----------------------------------------
                                                           MARCH 31, 1998        MARCH 31, 1997
                                                         ------------------    ------------------
                                                                 (DOLLARS IN THOUSANDS)
   Banking Platform (includes BVB and the Company)       $        21,405       $       12,330
   Consumer Platform                                               4,243                2,290
   Commercial Platform  (2)                                        2,094                    -
                                                         ------------------    ------------------
   Total                                                 $        27,742       $       14,620
                                                         ==================    ==================

     The following is a summary of core general and administrative expenses, by business platform, for the periods indicated:

                                                         ----------------------------------------
                                                             THREE MONTHS ENDED (UNAUDITED)
                                                         ----------------------------------------
                                                           MARCH 31, 1998        MARCH 31, 1997
                                                         ------------------    ------------------
                                                                 (DOLLARS IN THOUSANDS)
   Banking Platform (includes BVB and the Company)       $        18,107       $       11,880
   Consumer Platform                                               4,177                2,290
   Commercial Platform  (2)                                        2,094                    -
                                                         ------------------    ------------------
   Total (1)                                             $        24,378       $       14,170
                                                         ==================    ==================

     The following table summarizes the ratio of core general and administrative expenses, by business platform, to average assets (including securitized assets):

                                                         ----------------------------------------
                                                             THREE MONTHS ENDED (UNAUDITED)
                                                         ----------------------------------------
                                                           MARCH 31, 1998        MARCH 31, 1997
                                                         ------------------    ------------------
   Banking Platform (includes BVB and the Company)              1.39%                1.64%
   Consumer Finance Platform                                    2.64                 2.63
   Commercial Finance Platform  (2)                            10.14                     -
                                                         ------------------    ------------------
      Total  (1)                                                1.81%                1.74%
                                                         ==================    ==================

(1) Core general and administrative expenses are calculated excluding special mention items. See "Special Mention Items" for further discussion. Core general and administrative expenses are not a measure of performance under generally accepted accounting principles and should not be considered as an alternative to consolidated general and administrative expenses as an indicator of the Company's operating performance. Core general and administrative expenses are included herein as management believes they are a useful tool for investors and analysts in assessing the Company's performance and trends excluding the impact of such items. These measures may not be comparable to similarly titled measures reported by other companies.

 (2) The Commercial Finance Platform was created with the acquisition of CGC effective April 1997.

     The Company's core consolidated efficiency ratio was 59.3% for the first quarter of 1998 compared with 57.5% for the first quarter of 1997. The increase during the first quarter of 1998, compared with the first quarter of 1997, was due to the impact of the Company's acquisitions of CGC and Ultra in 1997 partially offset by the acquisition of EurekaBank in 1998.

Real Estate Owned Operations and Recovery of Losses on Real Estate

     Net expense (income) from real estate owned operations and recovery of losses on real estate was $13,000 for the first quarter of 1998 compared with ($470,000) for the first quarter of 1997. The decrease is primarily due to a $415,000 recovery received the first quarter of 1997. See "Special Mention Items" for further discussion.

Amortization and Write-down of Intangibles

     The amortization and write-down of intangible assets was $2.7 million for the first quarter of 1998 compared with $677,000 for the first quarter of 1997. The increase is due to the amortization of intangibles arising from the EurekaBank, Ultra and CGC acquisitions.

INCOME TAX EXPENSE

     Income tax expense was $4.9 million for the first quarter of 1998 compared with $4.0 million for the first quarter of 1997. The increase in the effective tax rate to 49.3% for the first quarter of 1998, compared with 43.1% for the first quarter of 1997, was primarily due to the increase in nondeductible goodwill amortization.

SPECIAL MENTION ITEMS

     The Company's net income for the periods indicated below included certain items which deserve special mention and which are excluded from net income to arrive at core earnings.

First Quarter 1998

* $3.4 million ($2.0 million after tax, or $0.10 per diluted share) related to the acquisition of EurekaBank and related systems, operations and re-engineering integration projects. The Company had previously disclosed that during 1998 it expects to incur approximately $5.0 million ($2.9 million after tax) in costs associated with integrating EurekaBank into the Company, including training, systems and operations integration and costs for transitional personnel.

First Quarter 1997

     The after tax net impact of the following items essentially offset each other.

* $700,000 expense accrual for long-term incentive plan awards due to an increase in the Company's stock price. $250,000 credit to income relating to the reversal of an accrual for the termination of BVB's data processing contract.

* $415,000 recovery related to a real estate joint venture previously written-off.

                            BALANCE SHEET ANALYSIS

     The Company's consolidated assets were $5.3 billion at March 31, 1998 compared with $3.2 billion at December 31, 1997. The increase in consolidated assets was primarily due to the acquisition of EurekaBank.

SECURITIES

     The Company maintains a portfolio of high-quality MBS, primarily issued by the Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and Government National Mortgage Association ("GNMA").

     The Company's securities portfolio at March 31, 1998 and December 31, 1997 was as follows:

                                       -----------------------------------------------------------------------------
                                                  (UNAUDITED)
                                                 MARCH 31, 1998                         DECEMBER 31, 1997
                                       -----------------------------------     -------------------------------------
                                         AMORTIZED             FAIR               AMORTIZED             FAIR
                                           COST                VALUE                COST                VALUE
                                       ---------------    ----------------     -----------------    ----------------
                                                                  (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE
-----------------
Investment securities                  $      7,336       $       7,336        $         5,639      $         5,639
Mortgage-backed securities:
   FHLMC, FNMA and GNMA                     229,648             230,368                 54,526               54,402
                                       ---------------    ----------------     -----------------    ----------------
                                            236,984             237,704                 60,165               60,041
                                       ---------------    ----------------     -----------------    ----------------
HELD TO MATURITY
----------------
Investment securities                         5,000               5,000                  5,000                5,015
Mortgage-backed securities:
   FHLMC, FNMA, GNMA
   and other                                652,405             650,287                415,859              413,980
                                       ---------------    ----------------     -----------------    ----------------
                                            657,405             655,287                420,859              418,995
                                       ---------------    ----------------     -----------------    ----------------

                                       $    894,389       $     892,991        $       481,024      $       479,036
                                       ===============    ================     =================    ================

     The Company sold $9.4 million in MBS securities from the available for sale portfolio during the first quarter of 1998. There were no sales of MBS during the first quarter of 1997 nor were there any purchases of MBS during the first quarter of 1998 or 1997.

LOANS AND REAL ESTATE OWNED

     The following is a summary of the Company's loan portfolio at March 31, 1998 and December 31, 1997:

                                                  -------------------------------------------
                                                     (UNAUDITED)
                                                      MARCH 31,              DECEMBER 31,
                                                        1998                    1997
                                                  ------------------       ------------------
                                                            (DOLLARS IN THOUSANDS)
Banking Platform:
   Single-family mortgages                        $   1,788,523            $     550,506
   Multi-family mortgages                             1,068,819                1,026,148
   Nonresidential                                       400,538                  348,754
                                                  ------------------       ------------------
                                                      3,257,880                1,925,408
Consumer Finance Platform:
   Motor vehicle loans                                  368,819                  298,627
   Home equity and other consumer                       279,491                  128,570
                                                  ------------------       ------------------
                                                        648,310                  427,197
Commercial Finance Platform:
   Commercial loans                                      56,106                   54,120
                                                  ------------------       ------------------
   Gross loans receivable                             3,962,296                2,406,725
Premiums and discounts, deferred fees
  and advances                                           20,347                    4,846
Allowance for loan losses                               (48,635)                 (38,458)
                                                  ==================       ==================
   Net loans receivable                           $   3,934,008            $   2,373,113
                                                  ==================       ==================

     Management's strategy is to supplement its loan production with purchases of loans with higher risk-adjusted yields. The following is a summary of loan originations and loan purchases for the periods indicated:

                                                 -----------------------------------
                                                         THREE MONTHS ENDED
                                                            (UNAUDITED)
                                                 -----------------------------------
                                                 MARCH 31, 1998       MARCH 31, 1997
                                                 ---------------    ----------------
                                                       (DOLLARS IN THOUSANDS)
LOAN ORIGINATIONS:
Real estate                                      $       26,733     $        40,786
Motor vehicle                                            99,878              56,238
Commercial                                                9,059                   -
Other                                                     6,756               4,571
                                                 ---------------    ----------------
   Total originations                            $      142,426     $       101,595
                                                 ===============    ================

LOAN PURCHASES:
Real estate                                      $        4,495     $        29,823
Home equity                                             132,907                   -
Motor vehicle                                            17,987                   -
                                                 ---------------    ----------------
   Total purchases                               $      155,389     $        29,823
                                                 ===============    ================
   Total originations and purchases              $      297,815     $       131,418
                                                 ===============    ================

     The shift in loan origination and purchase activity as compared with the first quarter of 1997 is consistent with the Company's strategy of focusing on building the loan portfolios within the Consumer Finance Platform and the Commercial Finance Platform with their higher risk-adjusted yields.

CREDIT QUALITY

     The Company defines nonperforming assets ("NPAs") as nonperforming loans ("NPLs"), defaulted MBS, real estate owned and other repossessed assets. The Company defines NPLs as loans 90 days or more delinquent (excluding accruing loans delinquent 90 days or more) and loans less than 90 days delinquent designated as nonperforming when the Company determines that the full collection of principal and/or interest is doubtful. NPAs are placed on nonaccrual status. Troubled debt restructurings ("TDRs") are real estate loans that have been modified (due to borrower financial difficulties) to allow a stated interest rate and/or a monthly payment lower than those prevailing in the market.

     Overall credit quality has continued to remain strong as evidenced by the trends in NPAs and delinquencies. The following table summarizes the Company's NPAs and TDRs and reflects the acquisition of EurekaBank effective January 2, 1998:

                                               ------------------------------------------------------------
                                                 (UNAUDITED)
                                                MARCH 31, 1998      DECEMBER 31, 1997    DECEMBER 31, 1996
                                               -----------------    ------------------   ------------------
                                                                 (DOLLARS IN THOUSANDS)
Nonaccrual loans                               $      13,705        $     10,991         $     16,125
Real estate owned                                      4,755               4,146                7,387
Other repossessed assets                               1,008                 629                  798
                                               -----------------    ------------------   ------------------
   Nonperforming assets                               19,468              15,766               24,310
Troubled debt restructurings                             388                 731                  509
                                               =================    ==================   ==================
   Total                                       $      19,856        $     16,497         $     24,819
                                               =================    ==================   ==================

     A summary of trends in NPAs and delinquencies follows:

                                     ---------------------------------------------------------------------------------------
                                                                      NONPERFORMING ASSETS
                                                          AS A PERCENTAGE OF CONSOLIDATED TOTAL ASSETS
                                     ---------------------------------------------------------------------------------------
                                           (UNAUDITED)
                                          MARCH 31, 1998               DECEMBER 31, 1997             DECEMBER 31, 1996
                                     -------------------------     --------------------------    ---------------------------
                                                                     (DOLLARS IN THOUSANDS)
Banking Platform                     $   17,435          0.32%     $   14,345           0.45%     $    23,323         0.71%
Consumer Finance Platform                 1,468          0.03%            748           0.02%             987          0.03%
Commercial Finance Platform (1)             565          0.01%            673           0.02%               -             -
                                     -----------   ------------    ------------   ------------    -----------    ------------

Total                                  $ 19,468          0.36%     $   15,766           0.49%     $    24,310        0.74%
                                     ===========   ============    ============   ============    ===========    ============

                                     -------------------------------------------------------------------------------------------
                                                                  LOANS DELINQUENT 60 DAYS OR MORE
                                                               AS A PERCENTAGE OF CONSOLIDATED LOANS
                                     -------------------------------------------------------------------------------------------
                                            (UNAUDITED)
                                           MARCH 31, 1998                DECEMBER 31, 1997               DECEMBER 31, 1996
                                     ---------------------------    ----------------------------    ----------------------------
                                                                       (DOLLARS IN THOUSANDS)
Banking Platform                     $    17,054          0.43%     $    21,526          0.90%      $    22,460         0.90%
Consumer Finance Platform                  2,338          0.06%           1,045          0.04%              548         0.02%
Commercial Finance Platform (1)              565          0.01%             673          0.03%                -            -
                                     ------------    -----------    ------------    ------------    ------------    ------------

Total                                $    19,957          0.50%      $   23,244          0.97%      $    23,008         0.92%
                                     ============    ===========    ============    ============    ============    ============

(1) The Commercial Finance Platform was created with the acquisition of CGC effective April 1997.

ALLOWANCE FOR LOAN LOSSES

       The Company conducts an ongoing review of its asset categories to assess the adequacy of the allowance for loan losses which are maintained at levels that the Company believes are sufficient to cover estimated possible losses in the portfolios. In determining the level of the allowance for loan losses, the Company considers a number of factors, including prevailing and anticipated economic conditions, historical loss experience, the levels of classified, nonperforming and delinquent assets, weighting by property type, loan portfolio trends and other factors. The allowance for loan losses at March 31, 1998 was $48.6 million compared with $38.5 million and $36.4 million at December 31, 1997 and 1996, respectively, including approximately $7.4 million related to loans held for sale at December 31, 1996. The increased in the allowance for loan losses were primarily due to the reserves related to acquisitions.

     The following table is a summary of the allowance for losses as a percentage of NPAs, gross loans and total assets, respectively:

                                   --------------------------------------------------------------------------------------------
                                                                      ALLOWANCE FOR LOSSES
                                                               AS A PERCENTAGE OF SPECIFIED ASSETS
                                   --------------------------------------------------------------------------------------------
                                          (UNAUDITED)
                                         MARCH 31, 1998               DECEMBER 31, 1997                DECEMBER 31, 1996
                                   --------------------------------------------------------------------------------------------
                                                                     (DOLLARS IN THOUSANDS)

                                      ASSETS         PERCENT            ASSETS      PERCENT         ASSETS           PERCENT
Nonperforming Assets               $    19,468           250%     $    15,766          244%      $    24,310           150%

Gross Loans                         $3,962,296          1.23%     $ 2,406,725         1.60%      $ 2,505,656          1.46%

Total Assets                       $  5,41,413          0.91%     $ 3,246,476         1.18%      $ 3,300,262          1.10%


     The following is a summary of changes in the allowance for loan losses for the periods indicated (the beginning balances reflect the effects of the acquisitions of EurekaBank in 1998, CGC in 1997 and BVC in 1996):

                                                       ----------------------------------------------------------
                                                       (UNAUDITED)FOR
                                                         THE THREE
                                                          MONTHS              FOR THE YEAR ENDED DECEMBER 31,
                                                          ENDED              ------------------------------------
                                                         MARCH 31,
                                                           1998                   1997                 1996
                                                       ---------------       ---------------       --------------
                                                                        (DOLLARS IN THOUSANDS)
Beginning balance                                      $    38,458           $    29,013           $    30,014
Reserves related to acquisitions                            11,374                14,162                 2,860
Charge-offs:
  Real Estate and Other                                       (411)               (2,699)               (5,927)
  Consumer                                                  (3,280)               (4,057)                 (474)
  Commercial                                                  (185)               (1,685)                    -
                                                       ---------------       ---------------       --------------
                                                            (3,876)               (8,441)               (6,401)
Recoveries:
  Real Estate and Other                                      1,663                   706                   522
  Consumer                                                     285                   955                   120
  Commercial                                                    71                   111                     -
                                                       ---------------       ---------------       --------------
                                                             2,019                 1,772                   642
                                                       ---------------       ---------------       --------------
Net charge-offs                                             (1,857)               (6,669)               (5,759)
Provision for loan losses                                      660                 1,952                 1,898
                                                       ===============       ===============       ==============
Ending balance                                         $    48,635           $    38,458           $    29,013
                                                       ===============       ===============       ==============

Ratio of net charge-offs to average loans                     0.19%                 0.28%                 0.24%
                                                       ===============       ===============       ==============

     The provision for loan losses was $660,000 for the first quarter of 1998, primarily related to the Consumer Finance Platform, compared with $565,000 for the first quarter of 1997. The provision for loan losses for the first quarter of 1998 reflects the credit quality of the Company's loan portfolio as evidenced by the low levels of NPAs and NPLs as well as the significant level of recoveries during the first quarter of 1998. The increase in consumer charge-offs during the first quarter of 1998 is a result of the continued growth of the Consumer Finance Platform and includes approximately $1.3 million in charge-offs related to the HLTV home equity loans.

CUSTOMER DEPOSITS

     As a primary part of the Company's business, customer deposits are generated for the purpose of funding loans. The customer deposits at March 31, 1998 and December 31, 1997 were as follows:

                                ------------------------------------------------------------------------------------------
                                               (UNAUDITED)
                                              MARCH 31, 1998                               DECEMBER 31, 1997
                                -------------------------------------------   --------------------------------------------
                                                 % OF           WEIGHTED                           % OF        WEIGHTED
                                                 TOTAL          AVERAGE                           TOTAL        AVERAGE
                                    AMOUNT        DEPOSITS        RATE            AMOUNT         DEPOSITS        RATE
                                ---------------- -----------  -------------   ---------------- ------------- -------------
                                                                 (DOLLARS IN THOUSANDS)
Transaction accounts            $   1,376,402       39.4%         3.20%       $       553,820       33.0%        2.97%
Retail CDs                          2,105,455       60.3          5.41              1,045,152       62.3         5.51
Brokered CDs                           10,100        0.3          5.60                 78,163        4.7         5.82
                                ================ ===========  =============   ================ ============= =============
Total                           $   3,491,957      100.0%         4.55%       $     1,677,135      100.0%        4.71%
                                ================ ===========  =============   ================ ============= =============

BORROWINGS

     The Company utilizes collateralized advances from the FHLBSF and other borrowings such as securities sold under agreements to repurchase ("Reverse Repurchase Agreements"), on a collateralized and noncollateralized basis, for purposes of funding loans and investments. A summary of outstanding borrowings at the dates indicated is as follows:

                                                -------------------------------------------
                                                  (UNAUDITED)
                                                   MARCH 31,             DECEMBER 31,
                                                      1998                   1997
                                                -------------------------------------------
                                                          (DOLLARS IN THOUSANDS)
Advances from FHLBSF                            $    1,093,400           $   1,110,270
Reverse repurchase
   agreements                                          168,428                  90,134
Subordinated notes                                      99,388                  99,372
Senior debentures                                       50,000                  50,000
                                                -----------------        ------------------
Total                                           $    1,411,216           $   1,349,776
                                                =================        ==================

LIQUIDITY

     The Company's primary sources of funds include cash flows from operations, loan and MBS repayments, customer deposits, advances from the FHLBSF and reverse repurchase agreements. The Company uses its liquidity resources principally to fund the origination and purchase of loans, repay maturing borrowings and fund maturing time deposits and savings withdrawals.

CAPITAL

     BVB's regulatory capital at March 31, 1998 exceeded the minimum requirements of each Office of Thrift Supervision ("OTS") regulatory capital standard on a fully phased-in basis as follows:

                            -----------------------------------------------------------------------------------------
                                                                  (UNAUDITED)
                            -----------------------------------------------------------------------------------------
                                                                    MINIMUM
                                     ACTUAL                        REQUIREMENT                     EXCESS
                            -------------------------    ----------------------------    ----------------------------
                              AMOUNT         RATIO          AMOUNT          RATIO           AMOUNT           RATIO
                            ------------    ---------    -------------    -----------    -------------     ----------
                                                             (DOLLARS IN THOUSANDS)
Tangible                    $  321,849         6.26%     $  77,083           1.50%         $244,766           4.76%
Core                           322,491         6.28%       154,167           3.00%          168,324           3.28%
Total Risk-based               363,477        11.02%       263,822           8.00%           99,655           3.02%


     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires each Federal banking agency, including the OTS, to implement prompt corrective actions for under capitalized institutions that it regulates. Under capital guidelines enacted by FDICIA, BVB met the criteria for the "well capitalized" standard at March 31, 1998 as follows:


                            -----------------------------------------------------------------------------------------
                                                                  (UNAUDITED)
                            -----------------------------------------------------------------------------------------
                                                                WELL CAPITALIZED
                                     ACTUAL                       REQUIREMENT                      EXCESS
                            -------------------------    ----------------------------    ----------------------------
                              AMOUNT         RATIO          AMOUNT          RATIO           AMOUNT           RATIO
                            ------------    ---------    -------------    -----------    -------------     ----------
                                                             (DOLLARS IN THOUSANDS)
Leverage                    $  322,491         6.28%     $  256,945          5.00%         $ 65,546           1.28%
Tier I Risk-based              322,491         9.78%        197,866          6.00%          124,625           3.78%
Total Risk-based               363,477        11.02%        329,777         10.00%           33,700           1.02%


YEAR 2000

     The Year 2000 issue arises from computer programs that were written using two digits rather than four to define the applicable year. As a result, computer programs with time-sensitive software may have a difficult time distinguishing between the year 2000 and the year 1900, causing potential disruptions of operations, including among other things, potential miscalculations or an inability to process transactions.

     The majority of the Company's data processing capabilities are either currently provided by third party vendors or are on systems that are in the process of converting to third party vendors. Contracts with the Company's key vendors require that the vendor be Year 2000 compliant. The Company continues to monitor these vendors' progress towards Year 2000 compliance. Additionally, the Company is evaluating all internal systems for potential Year 2000 compliance issues. The Company currently estimates that its total internal and external costs associated with making these internal systems Year 2000 compliant will be approximately $1.0 million which the Company expects to fund through operating cash flows.

IMPACT OF NEW ACCOUNTING STANDARDS

     In June 1997, the FASB issued SFAS No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for a publicly held entity's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of this statement will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. SFAS 131 will be effective for the Company's December 31, 1998 financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

                        ASSET AND LIABILITY MANAGEMENT

     The objective of the Company's asset/liability management activities is to improve earnings by adjusting the type and mix of assets and liabilities to effectively address changing conditions and risks. Through overall management of its balance sheet and by controlling various risks, the Company seeks to optimize its financial returns within safe and sound parameters. The Company's operating strategies for attaining this objective include:

     * Managing net interest margin through appropriate risk/return pricing of assets and liabilities.

     * Increasing retail deposits as a percentage of interest-bearing liabilities and reducing the Company's cost of funds.

     * Utilizing the Company's strong capital position to boost the earnings power through acquisition of quality assets with higher risk-adjusted yields.

     * Controlling noninterest expense and enhancing noninterest income, utilizing improved information systems to facilitate the analysis of the profitability of individual business units and products.

     * Utilizing interest rate swap agreements and other hedging strategies to reduce exposure to fluctuations in interest rates. Enhancing internal analysis capability for measuring, evaluating and monitoring risk.

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

Interest Rate Swaps
-------------------

     The Company uses interest rate swap agreements to reduce the interest rate fluctuation risk related to certain assets and liabilities. Interest rate swaps involve the exchange of fixed-rate and floating-rate interest payment obligations without the exchange of the underlying notional amounts. At March 31, 1998 and December 31, 1997, the Company was party to interest rate swap agreements with notional principal amounts of $449 million, which involve the receipt of floating interest rates (based on 3-month LIBOR) and payment of fixed interest rates on the underlying notional amounts.

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

     The following table presents BVB's projected change in MVE, with and without interest rate swaps, for the various basis points ("bp") rate shock levels at March 31, 1998. All market risk sensitive instruments presented in this table are held to maturity or available for sale. The Company has no trading securities.

                                    -------------------------------------------------------------------------------
                                                    CHANGES IN MARKET VALUE OF EQUITY (UNAUDITED)
                                    -------------------------------------------------------------------------------
Projected Effect:                       +100 BP              +200 BP             +300 BP              +400 BP
                                    -----------------    ----------------    -----------------    ----------------
  MVE without swaps                 $      326,357       $      276,424      $     223,155        $      166,960
  MVE with swaps                    $      338,425       $      300,500      $     258,903        $      213,884
  Impact of swaps                   $       12,068       $       24,076      $      35,748        $       46,924
                                    ----------------- -- ---------------- -- ----------------- -- ----------------
Projected Effect:                       -100 BP              -200 BP             -300 BP              -400 BP
                                    -----------------    ----------------    -----------------    ----------------

  MVE without swaps                 $      413,134       $      447,132      $     485,207        $      528,843
  MVE with swaps                    $      402,155       $      425,567      $     452,515        $      484,431
  Impact of swaps                   $      (10,979)      $      (21,565)     $     (32,692)       $      (44,412)


     The change in MVE as a percentage of the present value of assets from an immediate 200 bp increase in interest rates was 1.06% at March 31, 1998 as compared with 0.59% at December 31, 1997.

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

      The following table sets forth information regarding the combined asset and liability repricing of the Company as of March 31, 1998:

                                                                 ---------------------------------------------------------
                                                                                   REPRICING PERIOD (UNAUDITED)
                                                                 ---------------------------------------------------------
                                                                      UNDER                OVER                OVER
                                                                       ONE             ONE TO THREE        THREE TO FIVE
                                                                       YEAR               YEARS                YEARS
                                                                 -----------------   -----------------    -----------------
                                                                                    (DOLLARS IN THOUSANDS)
     ASSETS:
     ------
     Cash and investments (1)                                    $     135,413       $       5,000        $           -
     Loans and mortgage-backed securities (1) (2)                    3,043,980             779,652              454,584
                                                                 -----------------   -----------------    -----------------

     Total interest rate sensitive assets                        $   3,179,393       $     784,652        $     454,584
                                                                 =================   =================    =================

     LIABILITIES
     -----------
     Deposits:
         Transaction accounts                                    $   1,376,402       $           -        $           -
         Certificates of deposit                                     1,744,168             311,201               58,728
     Borrowings                                                      1,151,228             161,832                4,359
                                                                 -----------------   -----------------    -----------------

     Total interest rate sensitive liabilities                   $   4,271,798       $     473,033        $      63,087
                                                                 =================   =================    =================

     Repricing gap-positive (negative) before impact
       of interest rate swaps                                    $  (1,092,405)      $     311,619        $     391,497
     Impact of interest rate swaps                                     389,250            (161,750)            (100,000)
                                                                 =================   =================    ================
                                                                      (703,155)            149,869              291,497
                                                                 =================   =================    ================

     Cumulative repricing gap-positive (negative)                $    (703,155)      $    (553,286)       $    (261,789)
                                                                 =================   =================    ================

     Cumulative repricing gap as a percentage of
      interest rate sensitive assets
      at March 31, 1998                                                 (14.17%)            (11.15%)              (5.28%)
                                                                 =================   =================    ================



                                                                 ----------------------------------
                                                                    REPRICING PERIOD (UNAUDITED)
                                                                 ----------------------------------
                                                                      OVER
                                                                      FIVE
                                                                      YEARS               TOTAL
                                                                 ----------------    --------------
     ASSETS:
     ------
     Cash and investments (1)                                    $       5,180       $     145,593
     Loans and mortgage-backed securities (1) (2)                      538,565           4,816,781
                                                                 ----------------    --------------

     Total interest rate sensitive assets                        $     543,745       $   4,962,374
                                                                 ================    ==============

     LIABILITIES
     -----------
     Deposits:
         Transaction accounts                                    $           -       $   1,376,402
         Certificates of deposit                                         1,458           2,115,555
     Borrowings                                                         99,388           1,416,807
                                                                 ----------------    --------------

     Total interest rate sensitive liabilities                   $     100,846       $   4,908,764
                                                                 ================    ==============

     Repricing gap-positive (negative) before impact
       of interest rate swaps                                    $     442,899       $      53,610
                                                                                     ================
     Impact of interest rate swaps                                    (127,500)
                                                                 ================
                                                                       315,399
                                                                 ================

     Cumulative repricing gap-positive (negative)                 $     53,610
                                                                  ================

     Cumulative repricing gap as a percentage of
      interest rate sensitive assets
      at March 31, 1998                                                   1.08%
                                                                 ================


(1) Investments and mortgage-backed securities are at amortized cost.

(2) Based on assumed annual prepayment and amortization rates which approximate the Company's historical experience.

      The following table sets forth information regarding the combined asset and liability repricing of the Company as of December 31, 1997:

                                                                ---------------------------------------------------------
                                                                               REPRICING PERIOD (UNAUDITED)
                                                                 --------------------------------------------------------
                                                                     UNDER               OVER                 OVER
                                                                      ONE             ONE TO THREE        THREE TO FIVE
                                                                      YEAR               YEARS                YEARS
                                                                -----------------   -----------------    ----------------
                                                                                 (DOLLARS IN THOUSANDS)
     ASSETS
     ------

     Cash and investments                                       $    257,588        $      5,000         $          -
     Loans and mortgage-backed securities (1)                      1,950,582             371,275              201,178
                                                                -----------------   -----------------    ----------------

     Total interest rate sensitive assets                       $  2,208,170        $    376,275         $    201,178
                                                                =================   =================    ================

     LIABILITIES
     -----------
     Deposits:
         Transaction accounts                                   $    553,820        $          -         $          -
         Certificates of deposit                                   1,007,420             110,987                4,908
     Borrowings                                                    1,101,604             135,000               20,000
                                                                -----------------   -----------------    ----------------

     Total interest rate sensitive liabilities                  $  2,662,844        $    245,987         $     24,908
                                                                -----------------   -----------------    ----------------

     Repricing gap-positive (negative) before
       impact of interest rate swaps                            $   (454,674)       $    130,288         $    176,270
     Impact of interest rate swaps                                   389,250            (111,750)            (100,000)
                                                                -----------------   -----------------    ----------------
                                                                     (65,424)             18,538               76,270
                                                                -----------------   -----------------    ----------------

     Cumulative repricing gap-positive (negative)               $    (65,424)       $    (46,886)        $     29,384
                                                                =================   =================    ================

     Cumulative repricing gap as a percentage of
      interest rate sensitive assets
      at December 31, 1997                                             (2.11%)             (1.51%)               0.95%
                                                                =================   =================    ================




                                                                ------------------------------------
                                                                    REPRICING PERIOD (UNAUDITED)
                                                                ------------------------------------
                                                                      OVER
                                                                      FIVE
                                                                      YEARS              TOTAL
                                                                ----------------    ----------------
                                                                       (DOLLARS IN THOUSANDS)
     ASSETS
     ------
     Cash and investments                                       $          -        $     262,588
     Loans and mortgage-backed securities (1)                        320,339            2,843,374
                                                                ----------------    ----------------

     Total interest rate sensitive assets                       $    320,339        $   3,105,962
                                                                ================    ================

     LIABILITIES
     -----------
     Deposits:
         Transaction accounts                                   $          -        $    553,820
         Certificates of deposit                                           -           1,123,315
     Borrowings                                                       99,372           1,355,976
                                                                ----------------    ----------------

     Total interest rate sensitive liabilities                  $     99,372        $  3,033,111
                                                                ----------------    ----------------

     Repricing gap-positive (negative) before
       impact of interest rate swaps                            $    220,967        $     72,851
                                                                                    ================
     Impact of interest rate swaps                                  (177,500)
                                                                ----------------
                                                                      43,467
                                                                ----------------

     Cumulative repricing gap-positive (negative)               $     72,851
                                                                ================

     Cumulative repricing gap as a percentage of
      interest rate sensitive assets
      at December 31, 1997                                              2.35%
                                                                ================



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

       Item 2.  Changes in Securities
                ---------------------
                None

       Item 3.  Defaults Upon Senior Securities
                -------------------------------
                None

       Item 4.  Submission of Matters to a Vote of Security Holders
                ---------------------------------------------------
                None

       Item 5.  Other Information
                -----------------
                None

       Item 6.  Exhibits and Reports on Form 8-K
                --------------------------------
         a(i).  Computation of Ratios of Earnings to Fixed Charges (Exhibit 12)

         a(ii). Financial Data Schedules (Exhibit 27)

          b(i). The Registrant filed the following report on Form 8-K dated
                January 2, 1998 during the three months ended March 31, 1998:

                The Registrant completed its acquisition of AFEH on January 2, 1998.

         b(ii). The Registrant filed the following report on Form 8-K dated
                March 3, 1998 during the three months ended March 31, 1998:

                The Board of Directors of the Registrant fixed May 28, 1998 as the date of the Annual Meeting of Stockholders.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           BAY VIEW CAPITAL CORPORATION
                           ----------------------------
                           Registrant

DATE: May 15, 1998         BY:    /s/   David A. Heaberlin
                                 -------------------------
                                 David A. Heaberlin
                                 Executive Vice President and
                                 Chief Financial Officer
                                 (Duly Authorized Officer and
                                 Principal Financial Officer)