Form 10-Q
period 1998-06-30
BAY VIEW CAPITAL CORP
filed 1998-08-14
CIK 840387

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
                                             ---

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

       Common Stock, Par Value $.01          Outstanding at July 31, 1998
            (Title of Class)                       20,279,498 shares

                                   FORM 10-Q
                                     INDEX


                         BAY VIEW CAPITAL CORPORATION
                         ----------------------------

PART I.   FINANCIAL INFORMATION                                       Page(s)
-------   ---------------------                                       -------
Item 1.   Financial Statements (Unaudited):

          Consolidated Statements of Financial Condition..............     4

          Consolidated Statements of Operations.......................   5-6

          Consolidated Statement of Stockholders' Equity..............     7

          Consolidated Statements of Cash Flows.......................   8-9

          Notes to Consolidated Financial Statements.................. 10-14

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations............... 15-41


Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk................................................. 42-45


PART II.  OTHER INFORMATION
--------  -----------------

          Other Information...........................................    46

          Signatures..................................................    47

                           FORWARD-LOOKING STATEMENTS

       Certain statements included in this Form 10-Q or in future filings by Bay View Capital Corporation (the "Company") with the Securities and Exchange Commission, in the Company's press releases or shareholder communications or in oral statements made with the approval of an authorized executive officer, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are subject to a number of risks and uncertainties. Any such forward-looking statements should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "are expected to," "will," "will allow," "will continue," "will likely result," "should," "would be," "seeks," "intends," "plans," "projects," "estimates," or "anticipates," or similar expressions or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. In addition, all information included herein or therein with respect to projected results of operations, financial condition, financial performance or other financial or statistical matters constitutes such forward-looking statements. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and that may be incapable of being realized and in some instances are based on consensus estimates of analysts not affiliated with the Company. In that regard, the following factors, among others, could cause actual results and other matters to differ materially from those in such forward-looking statements: increases in defaults by borrowers and other loan delinquencies; increases in the provision for loan losses; failure by the Company to realize expected cost savings or revenue enhancements from the acquisition of America First Eureka Holdings, Inc. ("AFEH"); deposit attrition, customer loss or revenue loss; costs or difficulties related to the integration of the businesses of the Company and AFEH and their respective subsidiaries; the Company's ability to sustain or improve the performance of AFEH, Ultra Funding, Inc., Concord Growth Corporation and Bay View Credit; the ability to identify suitable future acquisition candidates; changes in interest rates which may, among other things, adversely affect net interest margins and the level of prepayments on loans and mortgage-backed securities; competition in the banking, financial services and related industries; government regulation and tax matters; the outcome of pending or threatened legal or regulatory disputes and proceedings; credit and other risks of lending and investment activities; changes in conditions in the securities markets including the value of the Company's common stock; and changes in regional and national business and economic conditions and inflation. As a result of the foregoing, no assurance can be given as to future results of operations or financial condition or as to any other matters covered by any such forward-looking statements, and the Company wishes to caution investors not to rely on any such forward-looking statements. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

                         PART 1. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                         BAY VIEW CAPITAL CORPORATION
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (UNAUDITED)

                                                                                    JUNE 30,                DECEMBER 31,
                                                                                      1998                     1997
                                                                               -------------------      -------------------
                                                                                           (DOLLARS IN THOUSANDS)
ASSETS
Cash and cash equivalents:
  Cash and due from depository institutions                                          $   42,963               $   40,885
  Interest-bearing deposits and short-term investments                                   65,053                  190,937
                                                                               -------------------      -------------------
                                                                                        108,016                  231,822
Securities available-for-sale:
  Investment securities                                                                   6,133                    5,639
  Mortgage-backed securities                                                            235,500                   54,402
 Securities held-to-maturity:
  Investment securities                                                                       -                    5,000
  Mortgage-backed securities                                                            535,477                  415,859
 Loans, net of allowance for loan losses                                              4,387,974                2,373,113
 Investment in leased property, net                                                      46,642                        -
 Investment in stock of the FHLB of San Francisco                                        84,653                   61,012
 Real estate owned, net                                                                   3,563                    4,146
 Premises and equipment, net                                                             25,542                   16,164
 Intangible assets                                                                      138,489                   29,507
 Other assets                                                                           148,120                   49,812
                                                                               -------------------      -------------------
                Total assets                                                         $5,720,109               $3,246,476
                                                                               ===================      ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposits:
 Transaction accounts                                                                $1,395,036               $  553,820
 Certificates of deposit                                                              1,918,729                1,123,315
                                                                               -------------------      -------------------
                                                                                      3,313,765                1,677,135
Advances from the FHLB of San Francisco                                               1,691,060                1,110,270
Securities sold under agreements to repurchase                                          140,457                   90,134
Subordinated notes, net                                                                  99,404                   99,372
Senior debentures                                                                        50,000                   50,000
Other borrowings                                                                          5,435                    6,200
Other liabilities                                                                        26,086                   39,738
                                                                               -------------------      -------------------
                Total liabilities                                                     5,326,207                3,072,849
                                                                               ===================      ===================

Stockholders' equity:
 Serial preferred stock: authorized, 7,000,000 shares; outstanding, none                      -                        -
 Common stock ($.01 par value): authorized, 60,000,000 shares;
  issued, 6/30/98 - 20,342,412 shares; 12/31/97 - 15,125,874 shares;
  outstanding, 6/30/98 - 20,276,298 shares; 12/31/97 - 12,070,474 shares                    203                      151
Additional paid-in capital                                                              250,468                  103,052
Retained earnings (substantially restricted)                                            147,292                  141,065
Treasury stock, at cost, 6/30/98 - 66,114 shares; 12/31/97 - 3,055,400 shares            (1,094)                 (66,352)
Accumulated other comprehensive income:
 Unrealized gain (loss) on securities available-for-sale, net of tax                        792                      (72)
Debt of Employee Stock Ownership Plan                                                    (3,759)                  (4,217)
                                                                               -------------------      -------------------
        Total stockholders' equity                                                      393,902                  173,627
                                                                               -------------------      -------------------
        Total liabilities and stockholders' equity                                   $5,720,109               $3,246,476
                                                                               ===================      ===================

  The accompanying notes are an integral part of these consolidated financial statements.

                          BAY VIEW CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                         JUNE 30,
                                                         -------------------------------------
                                                                1998                  1997
                                                         ---------------       ---------------
                                                            (DOLLARS IN THOUSANDS, EXCEPT PER
                                                                     SHARE AMOUNTS)
Interest income:
  Interest on loans                                             $ 84,660               $48,406
  Interest on mortgage-backed securities                          13,289                 8,848
  Interest and dividends on investment securities                  2,398                 2,085
                                                         ---------------       ---------------
                                                                 100,347                59,339
Interest expense:
  Interest on customer deposits                                   37,600                18,545
  Interest on senior debentures and notes                          3,527                 1,114
  Interest on borrowings                                          20,876                17,912
                                                         ---------------       ---------------
                                                                  62,003                37,571

Net interest income                                               38,344                21,768
Provision for loan losses                                          1,700                   612
                                                         ---------------       ---------------
Net interest income after provision for loan losses               36,644                21,156

Noninterest income:
  Loan fees and charges                                            1,710                 1,745
  Leasing income                                                   1,052                     -
  Other income                                                     3,367                 2,003
                                                         ---------------       ---------------
                                                                   6,129                 3,748
Noninterest expense:
  General and administrative expenses                             29,230                16,211
  Leasing expenses                                                   708                     -
  Real estate owned operations, net                                 (115)                  (69)
  Recovery of losses on real estate                                  (84)                  (78)
  Amortization of intangible assets                                2,866                   953
                                                         ---------------       ---------------
                                                                  32,605                17,017

Income before income tax expense                                  10,168                 7,887
Income tax expense                                                 4,934                 3,383
                                                         ---------------       ---------------
Net income                                                      $  5,234               $ 4,504
                                                         ===============       ===============


Basic earnings per share                                           $0.26                 $0.35
                                                         ===============       ===============
Diluted earnings per share                                         $0.25                 $0.34
                                                         ===============       ===============

Average basic shares outstanding                                  20,329                13,038
                                                         ===============       ===============
Average diluted shares outstanding                                20,715                13,335
                                                         ===============       ===============


Net income                                                      $  5,234               $ 4,504
Other comprehensive income, net of tax:
 Unrealized gain on securities available-for-sale, net
  of tax expense of $265 and $350 for the three months
  ended June 30, 1998 and 1997, respectively                         376                   482
                                                         ---------------       ---------------
Comprehensive income                                            $  5,610               $ 4,986
                                                         ===============       ===============

  The accompanying notes are an integral part of these consolidated financial statements.

                         BAY VIEW CAPITAL CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS, CONTINUED
                                  (UNAUDITED)

                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                         -------------------------------------
                                                                1998                  1997
                                                         ---------------       ---------------
                                                            (DOLLARS IN THOUSANDS, EXCEPT PER
                                                                     SHARE AMOUNTS)
Interest income:
  Interest on loans                                             $165,917              $ 95,070
  Interest on mortgage-backed securities                          28,544                18,079
  Interest and dividends on investment securities                  4,952                 4,346
                                                         ---------------       ---------------
                                                                 199,413               117,495
Interest expense:
  Interest on customer deposits                                   78,597                38,139
  Interest on senior debentures and notes                          7,053                 2,228
  Interest on borrowings                                          38,485                34,305
                                                         ---------------       ---------------
                                                                 124,135                74,672

Net interest income                                               75,278                42,823
Provision for loan losses                                          2,360                 1,177
                                                         ---------------       ---------------
Net interest income after provision for loan losses               72,918                41,646

Noninterest income:
  Loan fees and charges                                            3,439                 2,903
  Leasing income                                                   1,052                     -
  Other income                                                     5,840                 4,428
                                                         ---------------       ---------------
                                                                  10,331                 7,331
Noninterest expense:
  General and administrative expenses                             56,972                30,831
  Leasing expenses                                                   708                     -
  Real estate owned operations, net                                  (78)                  (91)
  Recovery of losses on real estate                                 (108)                 (526)
  Amortization of intangible assets                                5,611                 1,630
                                                         ---------------       ---------------
                                                                  63,105                31,844

Income before income tax expense                                  20,144                17,133
Income tax expense                                                 9,850                 7,367
                                                         ---------------       ---------------
Net income                                                      $ 10,294              $  9,766
                                                         ===============       ===============


Basic earnings per share                                           $0.51                 $0.74
                                                         ===============       ===============
Diluted earnings per share                                         $0.50                 $0.73
                                                         ===============       ===============

Average basic shares outstanding                                  20,290                13,126
                                                         ===============       ===============
Average diluted shares outstanding                                20,696                13,440
                                                         ===============       ===============


Net income                                                      $ 10,294              $  9,766
Other comprehensive income, net of tax:
 Unrealized gain (loss) on securities
  available-for-sale, net of tax expense (benefit) of
  $609 and ($368) for the six months ended June 30, 1998
  and 1997, respectively                                             864                  (507)
                                                         ---------------       ---------------
Comprehensive income                                            $ 11,158              $  9,259
                                                         ===============       ===============

The accompanying notes are an integral part of these consolidated financial statements.

                         BAY VIEW CAPITAL CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                      -----------------------------------------------------------------------------
                                                                                        ADDITIONAL
                                                          NUMBER OF        COMMON         PAID-IN        RETAINED      TREASURY
                                                           SHARES           STOCK         CAPITAL        EARNINGS*       STOCK
                                                      --------------- -------------- --------------- -------------- ---------------
                                                                (AMOUNTS AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Balance at December 31, 1996                               15,005         $  150       $  100,436       $  131,324   $  (26,497)
Repurchase of common stock                                                                                              (39,855)
Exercise of stock options, including tax benefits             121              1            2,616
Cash dividends declared ($0.34 per share)                                                                   (4,280)
Unrealized gain, net of tax
Repayment of debt
Net income                                                                                                  14,021
                                                      --------------- -------------- --------------- -------------- ---------------
Balance at December 31, 1997                               15,126            151          103,052          141,065      (66,352)

Issuance of common stock (AFEH acquisition):
     From shares held in treasury                                                                                        65,258
     From authorized but unissued shares                    5,087             51          144,691
Exercise of stock options, including tax benefits             129              1            2,725
Cash dividends declared ($0.20 per share)                                                                   (4,067)
Unrealized gain, net of tax
Repayment of debt
Net income                                                                                                  10,294
                                                      --------------- -------------- --------------- -------------- ---------------
Balance at June 30, 1998                                   20,342         $  203       $  250,468       $  147,292   $   (1,094)
                                                      =============== ============== =============== ============== ===============
                                                               -------------------------------------------------------------
                                                                    UNREALIZED             DEBT OF
                                                                    GAIN (LOSS)            EMPLOYEE
                                                                   ON SECURITIES             STOCK                TOTAL
                                                                AVAILABLE-FOR-SALE,        OWNERSHIP           STOCKHOLDERS'
                                                                     NET OF TAX               PLAN                EQUITY
                                                               -------------------------------------------------------------
                                                                 (AMOUNTS AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Balance at December 31, 1996                                        $     (713)           $    (4,638)         $   200,062
Repurchase of common stock                                                                                         (39,855)
Exercise of stock options, including tax benefits                                                                    2,617
Cash dividends declared ($0.34 per share)                                                                           (4,280)
Unrealized gain, net of tax                                                641                                         641
Repayment of debt                                                                                 421                  421
Net income                                                                                                          14,021
                                                                 ---------------------  -------------------  ---------------
Balance at December 31, 1997                                               (72)                (4,217)             173,627

Issuance of common stock (AFEH acquisition):
     From shares held in treasury                                                                                   65,258
     From authorized but unissued shares                                                                           144,742
Exercise of stock options, including tax benefits                                                                    2,726
Cash dividends declared ($0.20 per share)                                                                           (4,067)
Unrealized gain, net of tax                                                864                                         864
Repayment of debt                                                                                 458                  458
Net income                                                                                                          10,294
                                                                 ---------------------  -------------------  ---------------
Balance at June 30, 1998                                            $      792            $    (3,759)         $   393,902
                                                                 =====================  ===================  ===============

*  Substantially restricted

The accompanying notes are an integral part of these consolidated financial statements.

                         BAY VIEW CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                      --------------------------------------
                                                                                  SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                      --------------------------------------
                                                                             1998                  1997
                                                                      ----------------      ----------------
                                                                               (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                            $         10,294      $          9,766
Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:
   Amortization of intangible assets                                             5,610                 1,630
   Proceeds from sale of loans held-for-sale                                         -               265,203
   Provision for losses on loans and real estate owned                           2,252                 1,210
   Depreciation and amortization of premises and equipment                       2,901                 1,400
   Decrease in capitalized excess servicing fees                                   256                   138
   Amortization of premiums, net of discounts                                      459                 2,781
   Gain on sale of loans and securities                                           (412)               (1,001)
   (Increase) decrease in other assets                                         (29,092)                  901
   Decrease in other liabilities                                               (38,988)              (59,623)
   Other, net                                                                     (738)                  816
                                                                      ----------------      ----------------
    Net cash (used in) provided by operating activities                        (47,458)              223,221
                                                                      ----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash and cash equivalents received (paid) in conjunction with
  acquisitions                                                                  82,129                (9,924)

Decrease in loans resulting from principal payments,
  net of originations                                                          251,116                46,233
Purchases of loans                                                            (782,933)             (146,750)
Principal payments on mortgage-backed securities                               158,791                38,631
Proceeds from sale of mortgage-backed securities available-for-sale             32,248                     -
Proceeds from sale of investment securities available-for-sale                     886                12,792
Proceeds from maturity or call of investment securities                          5,000                     -
 held-to-maturity
Purchases of investment securities                                              (1,956)               (6,888)
Proceeds from sale of real estate owned                                          2,841                 5,332
Net additions to premises and equipment                                         (8,386)               (3,939)
Increase in stock of FHLB of San Francisco                                      (3,078)               (7,399)
                                                                      ----------------      ----------------
    Net cash used in investing activities                                     (263,342)              (71,912)
                                                                      ----------------      ----------------

The accompanying notes are an integral part of these consolidated financial statements.

                         BAY VIEW CAPTIAL CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                  (UNAUDITED)

                                                                     ----------------------------------------
                                                                                 SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                     ----------------------------------------
                                                                             1998                   1997
                                                                     -----------------      -----------------
                                                                               (DOLLARS IN THOUSANDS)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits                                                      (376,013)              (185,761)
Proceeds from advances from FHLB of San Francisco                            2,368,700              3,584,032
Repayment of advances from FHLB of San Francisco                            (1,843,910)            (3,469,052)
Proceeds from securities sold under agreements to repurchase                   278,885                321,017
Repayment of securities sold under agreements to repurchase                   (228,562)              (389,196)
Decrease in other borrowings                                                   (10,765)               (10,578)
Proceeds from issuance of common stock                                           2,726                    883
Repurchase of common stock                                                           -                (12,350)
Dividends paid                                                                  (4,067)                (2,079)
                                                                     -----------------      -----------------
    Net cash provided by (used in) financing activities                        186,994               (163,084)
                                                                     -----------------      -----------------

Net decrease in cash and cash equivalents                                     (123,806)               (11,775)
Cash and cash equivalents at beginning of period                               231,822                106,828
                                                                     -----------------      -----------------
Cash and cash equivalents at end of period                           $         108,016      $          95,053
                                                                     =================      =================

Supplemental disclosures:
      Interest paid                                                  $         127,609      $          74,803
      Income taxes paid                                              $               -      $           7,463

Supplemental non-cash investing and financing activities:
    Loans transferred to real estate owned                           $           2,662      $           6,677
    Loans transferred from held-for-sale to held-for-investment      $               -      $         117,187

The acquisition of subsidiaries involved the following:
    Common stock issued                                              $         210,000      $               -
    Fair value of liabilities assumed                                        2,103,318                 13,358
    Fair value of assets acquired, excluding cash and cash                  (2,128,883)                (1,986)
     equivalents
    Goodwill                                                                  (102,306)               (21,296)
                                                                     -----------------      -----------------
    Net cash and cash equivalents received (paid)                    $          82,129      $          (9,924)
                                                                     =================      =================

The accompanying notes are an integral part of these consolidated financial statements.

                         BAY VIEW CAPITAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

       The accompanying unaudited interim consolidated financial statements include the accounts of Bay View Capital Corporation (the "Company"), a Delaware corporation operating as a diversified financial services company. Its business activities are concentrated in three principal areas. Bay View Bank ("BVB"), a California corporation and a federally chartered capital stock savings bank, comprises the Company's Banking Platform. Bay View Acceptance Corporation ("BVAC"), a Nevada corporation and a subsidiary of BVB, comprises the Company's Consumer Finance Platform. BVAC operates through its wholly owned subsidiaries, Bay View Credit ("BVC"), Ultra Funding, Inc. ("Ultra") and LFS-BV, Inc. ("LFS"). Concord Growth Corporation ("CGC"), a California corporation, and its asset-based lending division, Bay View Financial Corporation ("BVFC"), comprise the Company's Commercial Finance Platform. The Company is also the holding company for Bay View Securitization Corporation ("BVSC"), a Delaware corporation formed for the purpose of issuing asset-backed securities through a trust, and Regent Financial Corporation ("Regent"), a California corporation providing item processing services. All significant intercompany balances and transactions have been eliminated in consolidation.

       The Company completed its acquisition of America First Eureka Holdings, Inc. ("AFEH") and its wholly owned subsidiary, EurekaBank, a federal savings bank, on January 2, 1998. The Company's results for the first six months of 1998 reflect the acquisition of AFEH, which was accounted for under the purchase method of accounting.

       The information provided in these interim financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial condition as of June 30, 1998 and December 31, 1997, the results of its operations for the three and six month periods ended June 30, 1998 and 1997, and its cash flows for the six month periods ended June 30, 1998 and 1997. Such adjustments are of a normal, recurring nature unless otherwise disclosed in this Form 10-Q. As necessary, reclassifications have been made to prior period amounts to conform to the current period presentation. These reclassifications had no effect on the results of operations or stockholders' equity. These interim financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all of the necessary information and footnotes for a presentation in conformity with generally accepted accounting principles.

       The information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of these interim consolidated financial statements have read or have access to the Company's 1997 Annual Report on Form 10-K, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition as of December 31, 1997 and 1996 and Results of Operations for the years ended December 31, 1997, 1996 and 1995. Accordingly, only certain changes in financial condition and results of operations are discussed in this Form 10-Q. Furthermore, the interim financial results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

                         BAY VIEW CAPITAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (UNAUDITED)


NOTE 2 - EARNINGS PER SHARE

       In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and reporting earnings per share ("EPS") and applies to entities with publicly held common stock or financial instruments that are potentially convertible into publicly held common stock. SFAS 128 replaces primary EPS and fully diluted EPS with basic EPS and diluted EPS and was effective for the Company's December 31, 1997 consolidated financial statements. Basic EPS is calculated by dividing net earnings available to common stockholders by the weighted-average number of common shares outstanding for that period. There is no adjustment to the number of common shares outstanding for dilutive instruments, such as stock options. Diluted EPS takes into account the dilutive impact of such instruments and uses the average share price for the period in determining the number of incremental shares to add to the weighted-average number of common shares outstanding. All prior period EPS amounts have been restated to reflect the adoption of SFAS 128.

       The following table illustrates the calculation of basic and diluted earnings per share for the periods indicated:

                                                 -----------------------------------------------------------------------------
                                                           THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                 -------------------------------------     -----------------------------------
                                                      JUNE 30,             JUNE 30,            JUNE 30,            JUNE 30,
                                                        1998                 1997                1998                1997
                                                 -----------------    ----------------     ---------------     ---------------
                                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net earnings available to common stockholders              $ 5,234             $ 4,504             $10,294             $ 9,766

Weighted-average common shares outstanding                  20,329              13,038              20,290              13,126
Add:  Dilutive potential common shares                         386                 297                 406                 314
                                                 -----------------    ----------------     ---------------     ---------------
Diluted weighted average shares outstanding                 20,715              13,335              20,696              13,440
                                                 -----------------    ----------------     ---------------     ---------------

Basic earnings per share                                   $  0.26             $  0.35             $  0.51             $  0.74
                                                 =================    ================     ===============     ===============
Diluted earnings per share                                 $  0.25             $  0.34             $  0.50             $  0.73
                                                 =================    ================     ===============     ===============

       The Company declared a 2 for 1 stock split in the form of a 100% stock dividend on April 14, 1997 to stockholders of record as of the close of business on May 9, 1997, which was paid on June 2, 1997. All common share and per share data, including stock option plan information, has been restated to reflect the stock split.


NOTE 3 - COMPREHENSIVE INCOME

       In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which requires that all entities report comprehensive income and its components in their financial statements. SFAS 130 requires that all items which are required to be recognized under generally accepted accounting principles as components of comprehensive income be reported in a financial statement which is displayed with the same prominence as other financial statements. Comprehensive income is defined as net income plus the change in "other comprehensive income," as defined by SFAS 130. The only component of other comprehensive income currently applicable for the Company is the net unrealized gain or loss on securities available-for-sale. This statement was implemented during the first quarter of 1998.

                         BAY VIEW CAPITAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (UNAUDITED)


NOTE 4 - STOCK OPTIONS

       The Company has five stock option plans: the "Amended and Restated 1986 Stock Option and Incentive Plan," the "1995 Stock Option and Incentive Plan," the "1989 Non-Employee Director Stock Option and Incentive Plan," the "1998-2000 Performance Stock Plan," and the "1998 Non-Employee Director Stock Option and Incentive Plan" which authorize the issuance of up to 1,759,430 shares, 2,000,000 shares, 550,000 shares, 400,000 shares, and 200,000 shares of the
Company's common stock, respectively. At June 30, 1998, there were 1,177,899 shares available for grant under these plans as illustrated in the following table:

                                ----------------------------------------------------------------------------------------------------
                                   AMENDED AND                                1989 NON-                                  1998
                                     RESTATED            1995 STOCK            EMPLOYEE                              NON-EMPLOYEE
                                    1986 STOCK           OPTION AND         DIRECTOR STOCK         1998-2000        DIRECTOR STOCK
                                    OPTION AND           INCENTIVE            OPTION AND          PERFORMANCE         OPTION AND
                                  INCENTIVE PLAN            PLAN            INCENTIVE PLAN        STOCK PLAN        INCENTIVE PLAN
                                -----------------    -----------------    -----------------    -----------------   -----------------
Shares reserved for issuance           1,759,430            2,000,000              550,000              400,000             200,000
Granted                               (2,048,816)          (1,556,000)            (570,000)                   -                   -
Forfeited                                290,074              133,899               20,000                    -                   -
Expired                                     (688)                   -                    -                    -                   -
                               -----------------    -----------------    -----------------    -----------------   -----------------
Total available for grant                      -              577,899                    -              400,000             200,000
                               =================    =================    =================    =================   =================

       At June 30, 1998, the Company had outstanding stock options for all plans, with expiration dates from the years 1998 through 2008, as follows:

                                             ------------------------------------------------------------------------------
                                                    NUMBER OF                 EXERCISE PRICE                 AVERAGE
                                                  OPTION SHARES                   RANGE                   EXERCISE PRICE
                                             ---------------------       ----------------------      ----------------------
Outstanding at December 31, 1997                         1,758,400              $ 7.88 - $34.41                      $19.70
Granted                                                    287,000              $29.91 - $35.20                      $31.76
Exercised                                                 (128,901)             $ 7.88 - $28.44                      $12.56
Forfeited                                                  (55,399)             $25.50 - $34.41                      $27.40
                                             ---------------------       ----------------------      ----------------------
Outstanding at June 30, 1998                             1,861,100              $ 7.88 - $35.20                      $21.82
                                             =====================       ======================      ======================


NOTE 5 - DIVIDEND DECLARATION

       The Company declared a quarterly cash dividend of $0.10 per share on June 25, 1998, payable on July 24, 1998 to stockholders of record as of July 10, 1998. The dividend payable, totaling $2.0 million, was accrued as of June 30, 1998 and is reflected in the accompanying interim consolidated financial statements.


NOTE 6 - ACQUISITION OF AMERICA FIRST EUREKA HOLDINGS, INC.

       The Company completed its acquisition of America First Eureka Holdings, Inc. and its wholly owned subsidiary, EurekaBank, a federal savings bank, on January 2, 1998. Pursuant to the Merger Agreement, the Company paid $90 million in cash and $210 million in stock (8,076,923 shares of the Company's common stock, a portion of which were issued from the Company's shares in treasury) to America First Financial Fund 1987-A Limited Partnership, the sole shareholder of AFEH, for a total purchase price of $300 million. The number of common shares issued was based on the average value of the Company's common stock for the 20 full trading days ending on the fifth business day prior to the merger closing date. Based on the average value of the Company's common stock during this period and pursuant to the Merger

                         BAY VIEW CAPITAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (UNAUDITED)


Agreement, the number of common shares issued was determined by dividing the $210 million stock portion of the purchase price by $26.00 per share.

       The acquisition of AFEH was accounted for under the purchase method of accounting effective January 2, 1998. The amount of goodwill recorded as of the merger date was approximately $102 million, excluding core deposit intangibles ("CDI") of approximately $12 million. This goodwill, representing the excess of the purchase price over the fair value of net assets acquired, is being amortized on a straight-line basis over a 20-year period. This goodwill amount is subject to the finalization of purchase accounting adjustments.

       The following table illustrates the estimated allocation of the purchase price:

                                                            -------------------
                                                                 (DOLLARS IN
                                                                 THOUSANDS)
                                                            -------------------
Cash paid                                                            $   90,000
Value of common stock issued                                            210,000
Acquisition costs                                                         4,456
                                                            -------------------
     Total purchase price                                               304,456

Fair value of assets acquired, including CDI                          2,305,468
Fair value of liabilities assumed                                     2,103,318
                                                            -------------------
     Net assets acquired                                                202,150
                                                            -------------------

Purchase price in excess of net assets acquired                      $  102,306
                                                            ===================

       The unaudited pro forma financial information in the table below presents the combined results of operations of the Company and AFEH for the three and six month periods ended June 30, 1997 as if the acquisition had occurred as of January 1, 1997. The pro forma financial information is presented for informational purposes and is not necessarily indicative of the results of operations which would have occurred had the Company and AFEH constituted a single entity during the first six months of 1997. The pro forma financial information is also not necessarily indicative of the future results of operations of the combined company. In particular, the Company expects to achieve certain cost savings as a result of the acquisition which have not been included in the pro forma financial information.

                                                      ---------------------------------------------------
                                                        THREE MONTHS ENDED              SIX MONTHS
                                                           JUNE 30, 1997            ENDED JUNE 30, 1997
                                                      -----------------------     -----------------------
                                                                 (DOLLARS IN THOUSANDS, EXCEPT
                                                                      PER SHARE AMOUNTS)
Net interest income                                                  $34,896                     $68,992
Provision for loan losses                                                862                       1,679
Noninterest income                                                     7,279                      12,578
Noninterest expense                                                   30,235                      56,585
Income tax expense                                                     5,225                      10,966
                                                     =======================     =======================
   Net income                                                        $ 5,853                     $12,340
                                                     =======================     =======================
Basic earnings per share                                             $  0.28                     $  0.58
                                                     =======================     =======================
Diluted earnings per share                                           $  0.27                     $  0.57
                                                     =======================     =======================

                         BAY VIEW CAPITAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (UNAUDITED)


       The unaudited pro forma combined net income for the second quarter of 1997 of $5.9 million consists of net income for the Company of $4.5 million and net income for AFEH of $6.6 million, less pro forma adjustments of $5.2 million. The unaudited pro forma combined net income for the first six months of 1997 of $12.3 million consists of net income for the Company of $9.7 million and net income for AFEH of $12.7 million, less pro forma adjustments of $10.1 million. Significant pro forma adjustments include interest expense relating to $100 million in subordinated debt issued in August 1997 in anticipation of the Company's acquisition of AFEH, amortization expense relating to goodwill and core deposit intangibles created as a result of the acquisition and additional income tax expense relating to income taxes that would have been recognized utilizing the Company's effective income tax rates for the first six months of 1997, net of the tax impact of the pro forma adjustments. The unaudited pro forma financial information excludes the utilization of net operating loss carryforwards as the tax benefit associated with the net operating loss carryforwards was established as a deferred tax asset as of the acquisition date. As of January 2, 1997, AFEH had approximately $207 million in net operating loss ("NOL") carryforwards for federal tax purposes which expire in various years through 2007 and approximately $26 million in net operating losses for state franchise tax purposes which expired in 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

                              STRATEGIC OVERVIEW

  The Company is a diversified financial services company which operates from three distinct business platforms:

  . A Banking/Depository/Wholesale Platform ("Banking Platform") which is comprised primarily of first and second mortgage loans and mortgage-backed securities.

  . A Consumer Finance Platform which is comprised of motor vehicle loans and leases and high loan-to-value ("HLTV") home equity loans.

  . A Commercial Finance Platform which is comprised of asset-based lending, factoring, warehouse lending, and commercial leasing activities.

THE COMPANY'S MISSION STATEMENT

  To build a diversified financial services company by investing in niche businesses with risk-adjusted returns that enhance shareholder value.

THE COMPANY'S STRATEGIES

  The Company's strategies center around the continued expansion of its net interest margin. In order to realize this objective, management is pursuing strategies that include the following:

  . Replacing lower-yielding mortgage loans and mortgage-backed securities with consumer and commercial loans and leases with higher risk-adjusted returns, shorter maturities and less sensitivity to interest rate fluctuations.

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

  . Redeploying the Company's excess capital in businesses intended to generate assets with higher risk-adjusted returns than those typically provided by mortgage loans and mortgage-backed securities.

Banking Platform Strategies

  The Banking Platform is largely represented by the operations of BVB which has 56 branches serving primarily the San Francisco Bay Area. The Banking Platform's strategic focus is to expand the retail deposit franchise through the growth of "transaction accounts" (e.g., checking, savings and money market accounts), instead of higher-cost certificates of deposit, as a source of financing for the Company, including the Consumer Finance Platform and the Commercial Finance Platform. As a result, transaction accounts at BVB as a percentage of total retail deposits increased to 42.1% at June 30, 1998 as compared with 34.6% and 30.3% at December 31, 1997 and 1996, respectively.

CONSUMER FINANCE PLATFORM STRATEGIES

  The Consumer Finance Platform is comprised of motor vehicle loans originated and purchased by BVC and Ultra, motor vehicle leases purchased by LFS from Lendco Financial Services ("Lendco") and HLTV home equity loans purchased by the Company.

  Bay View Credit

  BVC (formerly California Thrift & Loan) underwrites and purchases motor vehicle loans and has successfully carved out a niche in the increasingly competitive motor vehicle finance industry. BVC is headquartered in Covina, California and operates offices throughout California and the Western United States. BVC became a subsidiary of Bay View Acceptance Corporation, a wholly owned subsidiary of BVB, at December 31, 1997.

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

  Sale and Securitization of Motor Vehicle Loan Portfolio

  In January 1997, BVC sold $253 million of its motor vehicle loan portfolio to BVSC. The motor vehicle loan portfolio was recorded at its fair value upon acquisition assuming that such loans would be securitized and sold. As a result, the only gain recorded on the sale and securitization was related to the changes in the market interest rates between the acquisition date of BVC and the sale and securitization of the loans. The Company ceased its securitization activities during 1997 in conjunction with the announcement of the EurekaBank acquisition.

  Ultra Funding, Inc.

  A significant source of the Consumer Finance Platform's loan production prior to October 1, 1997 was a strategic alliance that began in November 1996 with Ultra Funding, an originator of prime motor vehicle loans, whereby the Company had a right of first refusal to purchase all of the motor vehicle installment contracts originated by Ultra Funding which met the Company's underwriting criteria. Effective October 1, 1997, the Company, through its newly created subsidiary, Ultra Funding, Inc., acquired the origination capabilities and certain assets of Ultra Funding. Ultra operates one office in Austin, Texas.

  Strategic Alliances

  The Company has previously announced a strategic alliance with Lendco for the purchase of motor vehicle leases. The Company began purchasing motor vehicle leases from Lendco during the second quarter of 1998. The agreements with Lendco also provide the Company with an option to acquire Lendco. The Company is continuing to evaluate the viability of such an acquisition.

  The Company has also previously announced a strategic alliance with Onyx Acceptance Corporation ("Onyx") for the purchase of motor vehicle loans. The Company purchased approximately $15 million in motor vehicle loans from Onyx during the first quarter of 1998 and made no purchases during the second quarter of 1998. The agreement with Onyx also provides the Company with an option to acquire Onyx. The Company will assess the viability of such an acquisition during the third quarter of 1998. In a filing with the Securities and Exchange Commission on July 29, 1998, the Company disclosed that it had reduced its stake in Onyx to 2.9% of Onyx's common shares outstanding.

COMMERCIAL FINANCE PLATFORM STRATEFIES

  The Commercial Finance Platform is comprised of CGC and BVFC, a division of CGC. CGC, based in San Mateo, California, offers factoring, warehouse lines and commercial leases. BVFC, based in Encino, California, offers asset-based lending.

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

  Strategic Alliance

  The Company has previously announced a strategic alliance with Signature Financial Group ("Signature"), a Danville, California-based company specializing in small-ticket equipment leases nationwide. The Company began purchasing leases from Signature during the second quarter of 1998. The agreement with Signature also provides the Company with an option to acquire Signature. The Company is continuing to evaluate the viability of such an acquisition.


                             RESULTS OF OPERATIONS

  The Company's results for the first six months of 1998 reflect the Company's acquisitions of EurekaBank effective January 2, 1998 and Ultra effective October 1, 1997. The Company's results for the first six months of 1997 reflect the Company's acquisition of CGC effective April 1, 1997.

  Net income for the second quarter of 1998 was $5.2 million, or $0.25 per diluted share, as compared with $4.5 million, or $0.34 per diluted share, for the second quarter of 1997. Net income for the first six months of 1998 was $10.3 million, or $0.50 per diluted share, as compared with $9.8 million, or $0.73 per diluted share, for the first six months of 1997. Net income for the first six months of 1997 includes net interest income on $253 million of motor vehicle loans securitized and sold in January 1997 and a corresponding $925,000 gain on the sale.

NET INTEREST INCOME

  Net interest income for the second quarter of 1998 was $38.3 million as compared with $21.8 million for the second quarter of 1997. Net interest income for the first six months of 1998 was $75.3 million as compared with $42.8 million for the first six months of 1997. The Company's net interest margin for the second quarter of 1998 was 3.06% as compared with 2.86% for the second quarter of 1997. The Company's net interest margin for the first six months of 1998 was 2.98% as compared with 2.79% for the first six months of 1997. The increases in net interest income, as compared with the respective prior periods, were principally a result of the Company's acquisition of EurekaBank, effective January 2, 1998, as well as continued growth in the Consumer Finance Platform and the Commercial Finance Platform. The increases in net interest margin, as compared with the respective prior periods, were principally a result of the continuing shift from traditional mortgage-based assets to consumer and commercial assets with higher risk-adjusted yields combined with a decrease in the Company's funding costs.

  During the second quarter of 1998, the Company experienced accelerated prepayments on loans (primarily mortgage loans) and mortgage-backed securities reflecting the recent low interest rate environment. Prepayments (including normal amortization) during the second quarter of 1998 were approximately $420 million, representing an annualized rate of 34.6%. Prepayments during June 1998 were approximately $150 million, representing an annualized rate of 36.0%. Prepayments for the first six months of 1998 were approximately $720 million, representing an annualized rate of 29.6%. The impact of prepayments during the first six months of 1998 was offset by asset originations and purchases during the period in excess of $1.1 billion.

  The following tables illustrate net interest income and net interest margin, by platform, for the periods indicated:

                                          --------------------------------------------------------------------------
                                                                 THREE MONTHS ENDED (UNAUDITED)
                                          --------------------------------------------------------------------------
                                                     JUNE 30, 1998                            JUNE 30, 1997
                                          --------------------------------         ---------------------------------
                                                NET                NET                    NET                NET
                                              INTEREST          INTEREST               INTEREST           INTEREST
                                               INCOME            MARGIN                 INCOME             MARGIN
                                          --------------    --------------         ---------------    --------------
                                                                   (DOLLARS IN THOUSANDS)
Banking Platform                          $       27,376              2.56%        $        17,563              2.47%
Consumer Finance Platform /(1)/                    8,666              5.16                   1,653              4.72
Commercial Finance Platform /(1)/                  2,302             13.99                   2,552             20.41
                                          --------------    --------------         ---------------    --------------
Total                                     $       38,344              3.06%        $        21,768              2.86%
                                          ==============    ==============         ===============    ==============


                                          --------------------------------------------------------------------------
                                                                  SIX MONTHS ENDED (UNAUDITED)
                                          --------------------------------------------------------------------------
                                                     JUNE 30, 1998                            JUNE 30, 1997
                                          --------------------------------         ---------------------------------
                                                NET                NET                    NET                NET
                                              INTEREST          INTEREST               INTEREST           INTEREST
                                               INCOME            MARGIN                 INCOME             MARGIN
                                          --------------    --------------         ---------------    --------------
                                                                   (DOLLARS IN THOUSANDS)
Banking Platform                          $       55,787              2.51%        $        36,166              2.50%
Consumer Finance Platform /(1)/                   14,979              5.30                   4,105              5.34
Commercial Finance Platform /(1)/                  4,512             15.29                   2,552             20.41
                                          --------------    --------------         ---------------    --------------
Total                                     $       75,278              2.98%        $        42,823              2.79%
                                          ==============    ==============         ===============    ==============

/(1)/ The Consumer Finance Platform was created with the acquisitions of BVC in June 1996 and Ultra in October 1997. The Consumer Finance Platform began purchasing HLTV home equity loans in August 1997 and motor vehicle leases in April 1998. The Commercial Finance Platform was created with the acquisition of CGC effective April 1997.

        As each of the above platforms is funded by the deposits and borrowings of BVB and the debt of the Company, the cost of funds for each platform is equal to the consolidated Company's direct cost of funds in the computation of net interest income and net interest margin by platform.

        The following table illustrates average interest-earning assets, by platform, for the periods indicated:

                                          ---------------------------------------------------------------------------------------
                                                                                 (UNAUDITED)
                                          ---------------------------------------------------------------------------------------

                                                       THREE MONTHS ENDED                            SIX MONTHS ENDED
                                          ------------------------------------------    -----------------------------------------
                                                JUNE 30,                JUNE 30,              JUNE 30,              JUNE 30,
                                                  1998                    1997                  1998                  1997
                                          -------------------     ------------------    ------------------    -------------------
                                                                           (DOLLARS IN THOUSANDS)
Banking Platform                          $         4,277,208     $        2,838,877    $        4,398,924    $         2,860,864
Consumer Finance Platform                             672,040                140,354               562,787                151,696
Commercial Finance Platform                            65,979                 50,145                59,510                 25,073
                                          -------------------     ------------------    ------------------    -------------------

  Total average interest-earning assets   $         5,015,227     $        3,029,376    $        5,021,221    $         3,037,633
                                          ===================     ==================    ==================    ===================

Banking Platform
----------------

  The Banking Platform's net interest margin for the second quarter of 1998 was 2.56% as compared with 2.47% for the second quarter of 1997. The platform's net interest margin for the first six months of 1998 was 2.51% as compared with 2.50% for the first six months of 1997. The increases in net interest margin, as compared with the respective prior periods, were a result of various factors including higher yields on mortgage loans for the second quarter of 1998 and a decrease in the Company's funding costs. This was partially offset, however, by the impact of EurekaBank's lower-yielding portfolio of mortgage loans which were acquired by the Company effective January 2, 1998.

  During the second quarter of 1998, the Company successfully completed the conversion of EurekaBank's systems to the Company's systems and EurekaBank's branches to BVB branches, resulting in the closure of 7 branches. BVB now operates 56 full-service branches throughout the greater San Francisco Bay Area.

Consumer Finance Platform
-------------------------

  The Consumer Finance Platform's net interest margin for the second quarter of 1998 was 5.16% as compared with 4.72% for the second quarter of 1997. The platform's net interest margin for the first six months of 1998 was 5.30% as compared with 5.34% for the first six months of 1997. The increase in net interest margin for the second quarter of 1998, as compared with the second quarter of 1997, was due to an increase in loan yields combined with a decrease in the Company's funding costs. The decrease in net interest margin for the first six months of 1998, as compared with the first six months of 1997, was primarily due to the 1997 yield including the benefit of approximately one month of interest on the aforementioned $253 million of higher-yielding auto loans which were securitized in January 1997, partially offset by a decrease in the Company's funding costs.

  During the second quarter of 1998, the Consumer Finance Platform generated $167 million in motor vehicle loans and leased assets as compared with $73 million during the second quarter of 1997. BVC originated $65 million in motor vehicle loans and purchased $16 million in motor vehicle loans during the second quarter of 1998. Ultra originated $41 million in motor vehicle loans during this same period. LFS purchased $45 million in motor vehicle leases during the second quarter of 1998.

  At June 30, 1998, the Consumer Finance Platform had approximately $330 million in HLTV home equity loans as compared with approximately $67 million at December 31, 1997. While these loans involve a higher degree of risk than other types of mortgage lending, they provide higher risk-adjusted yields. During the second quarter of 1998, the Company purchased approximately $160 million of HLTV home equity loans with an average Fair Isaac Credit Score ("FICO") of 673 and an average coupon rate of 13.7%. During the first six months of 1998, the Company purchased approximately $300 million of HLTV home equity loans with an average FICO score of 668 and an average coupon rate of 13.9%. Debt-to-income ratios, indicating the borrower's ability to repay, averaged approximately 40% on HLTV home equity loans purchased during the first six months of 1998.

  On June 10, 1998, the Company announced that it had executed a definitive agreement to acquire PSB Lending Corp. ("PSBL"), an indirect originator of HLTV home equity loans. Based in Carlsbad, California, PSBL is a wholly owned subsidiary of Pacific Southwest Bank based in Dallas, Texas. On June 22, 1998, the Company announced it had learned that federal banking regulatory agencies were considering new guidelines which may limit the amount of HLTV home equity loans an insured financial institution may own. The Company is currently reviewing alternatives to the transaction structure pending issuance and review of the expected guidelines.

Commercial Finance Platform
---------------------------

  The Commercial Finance Platform's net interest margin for the second quarter of 1998 was 13.99% as compared with 20.41% for the second quarter of 1997. The platform's net interest margin for the first six months of 1998 was 15.29% as compared with 20.41% for the first six months of 1997. This platform was created as a result of the Company's acquisition of CGC, which was accounted for under the purchase method of accounting effective April 1, 1997. Although still very strong, the decreases in net interest margin, as compared with the respective prior periods, were largely the result of growth in the platform's asset-based lending and commercial leasing segments which generate lower risk-adjusted yields relative to the platform's factoring segment. The decreases in net interest margin also resulted from pricing pressure associated with the competitive nature of this business, partially offset by a decrease in the Company's funding costs.

  As previously announced, the Company realigned and expanded the Commercial Finance Platform during the first quarter of 1998. Specifically, the Company expanded the platform's asset-based lending segment by adding personnel with significant industry experience, relocated the asset-based lending business to Southern California, one of the top asset-based lending markets in the country, and added new and enhanced products to the Commercial Finance Platform's product array.

  These expansion efforts were successful in generating platform growth during the second quarter of 1998, as reflected by the increase in the platform's loan portfolio from approximately $56 million at March 31, 1998 to approximately $73 million at June 30, 1998, an increase of 30%. As this growth was generated throughout the second quarter of 1998, as reflected by an increase in the average interest-earning asset balance from $53 million for the first quarter of 1998 to $66 million for the second quarter of 1998, the positive impact of this growth on net interest income will be greater in future quarters. This benefit, along with anticipated future growth, as evidenced by a strong pipeline of business at June 30, 1998, should enable the Commercial Finance Platform to enhance its profitability in the future.

AVERAGE BALANCE SHEET

  The following tables illustrate certain information relating to the Company's consolidated statements of financial condition and reflect the average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities for the periods indicated. Such yields and rates are derived by dividing interest income or interest expense by the average balances of interest-earning assets or interest-bearing liabilities, respectively, for the periods indicated. Average balances of interest-earning assets and interest-bearing liabilities were derived primarily from daily average balances.

                                           ---------------------------------------------------------------------------------------
                                                                  AVERAGE BALANCES, YIELDS AND RATES (UNAUDITED)
                                           ---------------------------------------------------------------------------------------
                                                  THREE MONTHS ENDED                                THREE MONTHS ENDED
                                                    JUNE 30, 1998                                     JUNE 30, 1997
                                           -----------------------------------------    ------------------------------------------

                                               AVERAGE                     AVERAGE        AVERAGE                    AVERAGE
                                               BALANCE      INTEREST     YIELD/RATE       BALANCE      INTEREST    YIELD/RATE
                                           -------------  ------------  ------------  -------------  ------------ ----------------
                                                                          (DOLLARS IN THOUSANDS)
ASSETS
------
Interest-earning assets:
Loans                                      $   4,046,141  $    84,660         8.38%   $  2,343,491   $   48,406          8.25%
Mortgage-backed securities/(1)/                  821,259       13,289         6.47         546,438        8,848          6.48
Investment securities /(1)/                      147,827        2,398         6.50         139,447        2,085          6.28
                                           -------------  ------------  ------------  -------------  ------------ ----------------
Total interest-earning assets                  5,015,227  $   100,347         8.01%      3,029,376   $   59,339          7.84%
                                                          ============  ============                 ============ ================
Other assets                                     380,158                                    53,540
                                           -------------                              -------------
Total assets                               $   5,395,385                              $  3,082,916
                                           =============                              =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Interest-bearing liabilities:
  Customer deposits                        $   3,384,196  $    37,600         4.46%   $  1,612,775   $   18,545          4.61%
  Borrowings /(2)/                             1,545,643       24,403         6.32       1,238,304       19,026          6.16
                                           -------------  ------------  ------------  -------------  ------------ ----------------
Total interest-bearing liabilities             4,929,839  $    62,003         5.04%      2,851,079   $   37,571          5.29%
                                                          ============  ============                 ============ ================
Other liabilities                                 74,168                                    37,470
                                           -------------                              -------------
Total liabilities                              5,004,007                                 2,888,549
Stockholders' equity                             391,378                                   194,367
                                           -------------                              -------------
Total liabilities and stockholders' equity $   5,395,385                              $  3,082,916
                                           =============                              =============

Net interest income/net interest spread                   $    38,344         2.97%                  $   21,768          2.55%
                                                          ============  ============                 ============ ================

Net interest earning assets                $      85,388                              $    178,297
                                           =============                              =============

Net interest margin/(3)/                                                      3.06%                                      2.86%
                                                                        ============                              ================


/(1)/ Average balances and yields for mortgage-backed securities and investment securities available-for-sale are based on historical amortized cost.
/(2)/ Interest expense for borrowings includes interest expense on interest rate swaps of $620,000 and $660,000 for the three months ended June 30, 1998 and 1997, respectively.
/(3)/ Annualized net interest income divided by average interest-earning assets.

                                          ----------------------------------------------------------------------------------------
                                                                  AVERAGE BALANCES, YIELDS AND RATES (UNAUDITED)
                                          ----------------------------------------------------------------------------------------
                                                  SIX MONTHS ENDED                                 SIX MONTHS ENDED
                                                   JUNE 30, 1998                                    JUNE 30, 1997
                                          ------------------------------------------ ---------------------------------------------

                                              AVERAGE                     AVERAGE        AVERAGE                     AVERAGE
                                              BALANCE      INTEREST     YIELD/RATE       BALANCE      INTEREST     YIELD/RATE
                                          -------------  ------------  -------------- ------------  ------------  ----------------
                                                                         (DOLLARS IN THOUSANDS)
ASSETS
------
Interest-earning assets:
Loans                                      $3,999,789      $165,917          8.31%    $  2,338,768     $ 95,070          8.13%
Mortgage-backed securities/(1)/               865,107        28,544          6.60          556,726       18,079          6.49
Investment securities /(1)/                   156,325         4,952          6.38          142,139        4,346          6.14
                                          -------------  ------------  -------------- ------------  ------------  ----------------
Total interest-earning assets               5,021,221      $199,413          7.95%       3,037,633     $117,495          7.74%
                                                         ============  ==============               ============  ================
Other assets                                  371,237                                       49,466
                                          -------------                               ------------
Total assets                               $5,392,458                                 $  3,087,099
                                          =============                               ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Interest-bearing liabilities:
  Customer deposits                        $3,492,618      $ 78,597          4.54%    $  1,662,160     $ 38,139          4.63%
  Borrowings /(2)/                          1,431,704        45,538          6.39        1,181,770       36,533          6.22
                                          -------------  ------------  -------------- ------------  ------------  ----------------
Total interest-bearing liabilities          4,924,322      $124,135          5.08%       2,843,930     $ 74,672          5.29%
                                                         ============  ==============               ============  ================
Other liabilities                              79,255                                       47,778
                                          -------------                               ------------
Total liabilities                           5,003,577                                    2,891,708
Stockholders' equity                          388,881                                      195,391
                                          -------------                               ------------
Total liabilities and stockholders' equity $5,392,458                                 $  3,087,099
                                          =============                               ============

Net interest income/net interest spread                    $ 75,278          2.87%                     $ 42,823          2.45%
                                                         ============  ==============               ============  ================

Net interest earning assets                $   96,899                                 $    193,703
                                          =============                               ============

Net interest margin/(3)/                                                     2.98%                                       2.79%
                                                                       ==============                             ================


/(1)/ Average balances and yields for mortgage-backed securities and investment securities available-for-sale are based on historical amortized cost.
/(2)/ Interest expense for borrowings includes interest expense on interest rate swaps of $1.2 million and $1.6 million for the six months ended June 30, 1998 and 1997, respectively.
/(3)/ Annualized net interest income divided by average interest-earning assets.

INTEREST INCOME

Interest on Loans

  Interest on loans was $84.7 million for the second quarter of 1998 as compared with $48.4 million for the second quarter of 1997. Interest income on loans was $165.9 million for the first six months of 1998 as compared with $95.1 million for the first six months of 1997. The increases in interest income on loans, as compared with the respective prior periods, were a result of the acquisitions of EurekaBank, Ultra and CGC, combined with internally generated platform loan growth.

  The following tables illustrate interest on loans for the periods indicated:

                                             ------------------------------------------------------------------------------------
                                                                         THREE MONTHS ENDED (UNAUDITED)
                                             ------------------------------------------------------------------------------------
                                                           JUNE 30, 1998                                JUNE 30, 1997
                                             ---------------------------------------      ---------------------------------------
                                                                         WEIGHTED                                     WEIGHTED
                                                                         AVERAGE                                      AVERAGE
                                                   AMOUNT                 YIELD                 AMOUNT                 YIELD
                                             -----------------     -----------------      -----------------     -----------------
                                                                             (DOLLARS IN THOUSANDS)
Banking Platform                                   $64,746                  7.82%               $42,048                  7.78%
Consumer Finance Platform                           16,797                 10.09                  3,184                  9.38
Commercial Finance Platform                          3,117                 18.95                  3,174                 25.39
                                             -----------------     -----------------      -----------------     -----------------
Total                                              $84,660                  8.38%               $48,406                  8.25%
                                             =================     =================      =================     =================

                                             ------------------------------------------------------------------------------------
                                                                          SIX MONTHS ENDED (UNAUDITED)
                                             ------------------------------------------------------------------------------------
                                                           JUNE 30, 1998                                JUNE 30, 1997
                                             ---------------------------------------      ---------------------------------------
                                                                         WEIGHTED                                     WEIGHTED
                                                                         AVERAGE                                      AVERAGE
                                                   AMOUNT                 YIELD                 AMOUNT                 YIELD
                                             -----------------     -----------------      -----------------     -----------------
                                                                             (DOLLARS IN THOUSANDS)
Banking Platform                                  $131,517                  7.78%               $84,420                  7.79%
Consumer Finance Platform                           28,420                 10.24                  7,476                 10.29
Commercial Finance Platform                          5,980                 20.27                  3,174                 25.39
                                             -----------------     -----------------      -----------------     -----------------
Total                                             $165,917                  8.31%               $95,070                  8.13%
                                             =================     =================      =================     =================

Banking Platform
----------------

  The Banking Platform's weighted average loan yield for the second quarter of 1998 was 7.82% as compared with 7.78% for the second quarter of 1997. The platform's weighted average loan yield for the first six months of 1998 was 7.78% as compared with 7.79% for the first six months of 1997. The increase in the platform's weighted average loan yield for the second quarter of 1998, as compared with the second quarter of 1997, was primarily due to an increase in loan yields on first and second mortgage loans as a result of a significant portion of the adjustable-rate mortgage loan portfolio repricing to a higher average monthly Eleventh District Cost of Funds Index ("COFI") during the second quarter of 1998 versus the second quarter of 1997. The average monthly COFI was approximately 18 basis points higher for the second quarter of 1998 as compared with the second quarter of 1997. These benefits were partially offset, however, by the impact of EurekaBank's lower-yielding portfolio of mortgage loans which were acquired effective January 2, 1998 as well as the impact of accelerated loan prepayments during the first six months of 1998. The platform's weighted average loan yield for the first six months of 1998 was comparable to the first six months of 1997.

Consumer Finance Platform
-------------------------

  The Consumer Finance Platform's weighted average loan yield for the second quarter of 1998 was 10.09% as compared with 9.38% for the second quarter of 1997. The platform's weighted average loan yield for the first six months of 1998 was 10.24% as compared with 10.29% for the first six months of 1997. The increase in the platform's weighted average loan yield for the second quarter of 1998, as compared with the second quarter of 1997, was due the Company's purchases of higher-yielding HLTV home equity loans beginning in the third quarter of 1997, partially offset by the impact of lower yields on recent auto originations and purchases due to pricing strategies and pricing pressures associated with the competitive nature of the business. Additionally, the weighted average loan yield for the second quarter of 1997 was impacted by the aforementioned securitization of $253 million of higher-yielding motor vehicle loans in January 1997 which resulted in a remaining portfolio of lower-yielding loans during the second quarter of 1997. The decrease in the platform's weighted average loan yield for the first six months of 1998, as compared with the first six months of 1997, was primarily due to the 1997 yield including the benefit of approximately one month of interest on the aforementioned $253 million of higher-yielding auto loans which were securitized in January 1997 as well as the impact of lower yields on recent auto originations and purchases, partially offset by the aforementioned purchases of higher-yielding HLTV home equity loans.

Commercial Finance Platform
---------------------------

  The Commercial Finance Platform's weighted average loan yield for the second quarter of 1998 was 18.95% as compared with 25.39% for the second quarter of 1997. The platform's weighted average loan yield for the first six months of 1998 was 20.27% as compared with 25.39% for the first six months of 1997. The decreases in the platform's loans yields, as compared with the respective prior periods, were largely the result of growth in the platform's asset-based lending and commercial leasing segments which generate lower risk-adjusted yields relative to the platform's factoring segment. The decreases in loan yields also resulted from pricing pressure associated with the competitive nature of this business. This platform was created as a result of the acquisition of CGC effective April 1997.

Interest on Mortgage-backed Securities

  Interest on the Company's mortgage-backed securities ("MBS") for the second quarter of 1998 was $13.3 million as compared with $8.8 million for the second quarter of 1997. Interest on MBS for the first six months of 1998 was $28.5 million as compared with $18.1 million for the first six months of 1997. The weighted average yield on MBS was 6.47% for the second quarter of 1998 as compared with 6.48% for the second quarter of 1997. The weighted average yield on MBS was 6.60% for the first six months of 1998 as compared with 6.49% for the first six months of 1997. The increases in interest on MBS, as compared with the respective prior periods, were primarily attributable to the acquisition of EurekaBank's MBS portfolio effective January 2, 1998, partially offset by an accelerated level of MBS prepayments during the first six months of 1998. While EurekaBank's MBS portfolio had a higher weighted average yield than the Company's MBS portfolio, this benefit was more than offset during the second quarter of 1998 by the accelerated level of MBS prepayments, which resulted in the slight decrease in the weighted average yield for the second quarter of 1998.

Interest and Dividends on Investment Securities

  Interest and dividends from the Company's investment securities for the second quarter of 1998 was $2.4 million as compared with $2.1 million for the second quarter of 1997. Interest and dividends on investment securities for the first six months of 1998 was $5.0 million as compared with $4.3 million for the first six months of 1997. The weighted average yield on investment securities for the second quarter of 1998 was 6.50% as compared with 6.28% for the second quarter of 1997. The weighted average yield on investment securities for the first six months of 1998 was 6.38% as compared with 6.14% for the first six months of 1997. The increases in interest and dividends on investment securities, along with the corresponding increases in the weighted average yield, as compared with the respective prior periods, were primarily due to the impact of the Company's acquisition of EurekaBank's investment securities effective January 2, 1998.

INTEREST EXPENSE

Interest on Customer Deposits

  Interest on the Company's customer deposits was $37.6 million for the second quarter of 1998 as compared with $18.5 million for the second quarter of 1997. Interest on customer deposits was $78.6 million for the first six months of 1998 as compared with $38.1 million for the first six months of 1997. The cost of deposits was 4.46% for the second quarter of 1998 as compared with 4.61% for the second quarter of 1997. The cost of deposits was 4.54% for the first six months of 1998 as compared with 4.63% for the first six months of 1997. The increases in interest on customer deposits, as compared with the respective prior periods, were due to the acquisition of EurekaBank's customer deposit balances effective January 2, 1998 partially offset by a decrease in the Company's cost of deposits.

  This decrease in the cost of deposits resulted from a combination of factors, including an increase in lower-cost transaction accounts, aggressive deposit pricing strategies, the recent interest rate environment, and the run-off of jumbo and brokered certificates of deposit. The Company's cost of deposits at June 30, 1998 was 4.43%. This cost was 45 basis points below the Eleventh District COFI of 4.88%. Transaction account balances as a percentage of total retail deposits were 42.1% at June 30, 1998.

  The following table illustrates the Company's cost of deposits versus COFI and the Company's transaction accounts as a percentage of total retail deposits for the periods indicated:

                                       ------------------------------------------------------------------
                                                                    (UNAUDITED)
                                       ------------------------------------------------------------------
                                              JUNE 30,           DECEMBER 31,            DECEMBER 31,
                                                1998                 1997                    1996
                                       ------------------      ------------------      ------------------
Cost of deposits                               4.43%                   4.71%                   4.60%
COFI                                           4.88                    4.95                    4.84
                                       ==================      ==================      ==================
  Spread below COFI                           (0.45%)                 (0.24%)                 (0.24%)
                                       ==================      ==================      ==================

Transaction accounts as a
  percentage of total retail deposits          42.1%                   34.6%                   30.3%
                                       ==================      ==================      ==================

Interest on Borrowings

  Interest on the Company's borrowings, including senior debentures, subordinated notes and other borrowings, was $24.4 million for the second quarter of 1998 as compared with $19.0 million for the second quarter of 1997. Interest on borrowings was $45.5 million for the first six months of 1998 as compared with $36.5 million for the first six months of 1997. The weighted average cost of borrowings was 6.32% for the second quarter of 1998 as compared with 6.16% for the second quarter of 1997. The weighted average cost of borrowings was 6.39% for the first six months of 1998 as compared with 6.22% for the first six months of 1997. The increases in interest on borrowings and the corresponding weighted average cost of borrowings, as compared with the respective prior periods, were due to a combination of factors including a higher level of Federal Home Loan Bank ("FHLB") advances outstanding during 1998 and the Company's issuance of $100 million in subordinated debt in August 1997 with an all-in cost of approximately 9.6%.

Changes in Rate and Volume

  The following tables illustrate the changes in net interest income due to changes in the rate and volume of the Company's interest-earning assets and interest-bearing liabilities for the three and six months ended June 30, 1998 as compared with the three and six months ended June 30, 1997. The variances include the effects of the Company's acquisitions. Changes in rate and volume which cannot be segregated (e.g., changes in weighted average interest rate multiplied by average portfolio balance) have been allocated proportionately between the change in rate and the change in volume.

                                                 -----------------------------------------------------------------------
                                                           THREE MONTHS ENDED JUNE 30, 1998 VS 1997 (UNAUDITED)
                                                 -----------------------------------------------------------------------
                                                          RATE                    VOLUME                    TOTAL
                                                        VARIANCE                 VARIANCE                  VARIANCE
                                                 -------------------      ---------------------     --------------------
                                                                          (DOLLARS IN THOUSANDS)
Interest income:
   Loans                                         $        758             $       35,496            $      36,254
   Mortgage-backed securities                             (14)                     4,455                    4,441
   Investment securities                                  115                        198                      313
                                                 -------------------      ---------------------     --------------------
                                                          859                     40,149                   41,008
                                                 -------------------      ---------------------     --------------------
Interest expense:
   Customer deposits                                     (582)                    19,637                   19,055
   Borrowings                                             509                      4,868                    5,377
                                                 -------------------      ---------------------     --------------------
                                                          (73)                    24,505                   24,432
                                                 -------------------      ---------------------     --------------------
Net interest income                              $        932             $       15,644            $      16,576
                                                 ===================      =====================     ====================


                                                 -----------------------------------------------------------------------
                                                            SIX MONTHS ENDED JUNE 30, 1998 VS 1997 (UNAUDITED)
                                                 -----------------------------------------------------------------------
                                                          RATE                    VOLUME                    TOTAL
                                                        VARIANCE                 VARIANCE                  VARIANCE
                                                 -------------------      ---------------------     --------------------
                                                                          (DOLLARS IN THOUSANDS)
Interest income:
   Loans                                         $       2,126            $       68,721            $        70,847
   Mortgage-backed securities                              311                    10,154                     10,465
   Investment securities                                   171                       435                        606
                                                 -------------------      ---------------------     --------------------
                                                         2,608                    79,310                     81,918
                                                 -------------------      ---------------------     --------------------
Interest expense:
   Customer deposits                                      (727)                   41,185                     40,458
   Borrowings                                            1,031                     7,974                      9,005
                                                 -------------------      ---------------------     --------------------
                                                           304                    49,159                     49,463
                                                 -------------------      ---------------------     --------------------
Net interest income                              $       2,304            $       30,151           $         32,455
                                                 ===================      =====================     ====================

PROVISION FOR LOAN LOSSES

  The provision for loan losses was $1.7 million for the second quarter of 1998 as compared with $612,000 for the second quarter of 1997. The provision for loan losses was $2.4 million for the first six months of 1998 as compared with $1.2 million for the first six months of 1997. See "Balance Sheet Analysis - Allowance for Loan Losses" for a discussion of the provision for loan losses.

NONINTEREST INCOME

  Noninterest income for the second quarter of 1998 was $6.1 million as compared with $3.7 million for the second quarter of 1997. Noninterest income for the first six months of 1998 was $10.3 million as compared with $7.3 million for the first six months of 1997. The increases in noninterest income, as compared with the respective prior periods, were due to a combination of factors including the acquisitions of EurekaBank effective January 1998 and CGC effective April 1997, higher prepayment penalty fees associated with the accelerated level of loan prepayments and leasing income on the Company's leasing activities which began in April 1998. Noninterest income for the first six months of 1998 included approximately $412,000 in gains on the sale of MBS and investment securities available-for-sale. Noninterest income for the first six months of 1997 included approximately $925,000 in gains on the aforementioned securitization and sale of a $253 million motor vehicle loan portfolio in January 1997.

NONINTEREST EXPENSE

General and Administrative Expenses

  General and administrative expenses were $29.2 million for the second quarter of 1998 as compared with $16.2 million for the second quarter of 1997. General and administrative expenses were $57.0 million for the first six months of 1998 as compared with $30.8 million for the first six months of 1997. The increases in general and administrative expenses, as compared with the respective prior periods, were attributable to various factors including the acquisitions EurekaBank effective January 1998, Ultra effective October 1997 and CGC effective April 1997, a higher level of special mention items in both the Banking Platform and the Consumer Finance Platform as discussed elsewhere herein, the continued growth of the Company, especially in the Consumer Finance Platform, and inflationary pressures, including the Company's annual salary increases which were effective for the second quarter of 1998. See "Non-GAAP Performance Measures - Core General and Administrative Expenses" for a discussion of general and administrative expenses excluding special mention items.

  The following table illustrates general and administrative expenses, by platform, for the periods indicated:

                                         -------------------------------------------------------------------------------------------
                                                                                  (UNAUDITED)
                                         -------------------------------------------------------------------------------------------
                                                       THREE MONTHS ENDED                               SIX MONTHS ENDED
                                         --------------------------------------------     ------------------------------------------
                                             JUNE 30, 1998            JUNE 30, 1997           JUNE 30, 1998          JUNE 30, 1997
                                         -------------------      -------------------     -------------------     ------------------
                                                                            (DOLLARS IN THOUSANDS)
Banking Platform
   (includes BVB and the Company)        $       22,248           $       12,516          $       43,653          $      24,846
Consumer Finance Platform                         4,981                    1,688                   9,224                  3,978
Commercial Finance Platform                       2,001                    2,007                   4,095                  2,007
                                         -------------------      -------------------     -------------------     ------------------
Total                                    $       29,230           $       16,211          $       56,972          $      30,831
                                         ===================      ===================     ===================     ==================

Leasing Expenses

  Leasing expenses for the second quarter of 1998 were $708,000 representing expenses related to the Company's leasing activities which began in April 1998. As the leases are accounted for as operating leases, the corresponding assets are capitalized and depreciated down to their estimated residual values over their lease terms. This depreciation expense is included in leasing expenses, along with the amortization of capitalized initial direct lease costs and the provision for estimated losses incurred upon repossession or return of the leased vehicles.

Real Estate Owned Operations, Net and Recovery of Losses on Real Estate

  Income from real estate owned operations, net and recovery of losses on real estate for the second quarter of 1998 was $199,000 as compared with $147,000 for the second quarter of 1997. Income from real estate owned operations, net and recovery of losses on real estate for the first six months of 1998 was $186,000 as compared with $617,000 for the first six months of 1997. The decrease in income for the first six months of 1998, as compared with the first six months of 1997, was primarily due to a $415,000 recovery received during the first quarter of 1997. See "Non-GAAP Performance Measures - Special Mention Items" for further discussion on the recovery received during 1997.

Amortization of Intangible Assets

  The amortization of intangible assets was $2.9 million for the second quarter of 1998 as compared with $1.0 million for the second quarter of 1997. The amortization of intangible assets was $5.6 million for the first six months of 1998 as compared with $1.6 million for the first six months of 1997. The increases in amortization expense, as compared with the respective prior periods, were due to the additional intangible assets generated from the Company's acquisitions of EurekaBank effective January 1998, Ultra effective October 1997 and CGC effective April 1997.

INCOME TAX EXPENSE

  Income tax expense was $4.9 million for the second quarter of 1998 as compared with $3.4 million for the second quarter of 1997. Income tax expense was $9.9 million for the first six months of 1998 as compared with $7.4 million for the first six months of 1997. The effective tax rate was 48.5% for the second quarter of 1998 as compared with 42.9% for the second quarter of 1997. The effective tax rate was 48.9% for the first six months of 1998 as compared with 43.0% for the first six months of 1997. The increases in the effective tax rates, as compared with the respective prior periods, were primarily due to the increases in nondeductible goodwill amortization.


                         NON-GAAP PERFORMANCE MEASURES

  The following disclosures of core earnings, tangible cash earnings, net interest margin, and core general and administrative expenses, along with their corresponding ratios, are not measures of performance under generally accepted accounting principles ("GAAP"). These measures should not be considered alternatives to net income, net interest margin and general and administrative expenses as an indicator of the Company's operating performance. Such measures are included herein as management believes they are useful tools for investors and analysts in assessing the Company's performance and trends. These measures may not be comparable to similarly titled measures reported by other companies.

CORE EARNINGS

  Core earnings exclude special mention items as discussed elsewhere herein and primarily related to the Company's acquisition and integration of EurekaBank. Core earnings for the second quarter of 1998 were $7.7 million, or $0.37 per diluted share, as compared with $4.3 million, or $0.33 per diluted share, for the second quarter of 1997. Core earnings for the first six months of 1998 were $14.7 million, or $0.71 per diluted share, as compared with $9.6 million, or $0.72 per diluted share, for the first six months of 1997.

  The following table illustrates the reconciliation of net income to core earnings for the periods indicated:

                                    ------------------------------------------------------------------------------------------------
                                                                                    (UNAUDITED)
                                    ------------------------------------------------------------------------------------------------
                                                     THREE MONTHS ENDED                                  SIX MONTHS ENDED
                                    ---------------------------------------------       --------------------------------------------
                                       JUNE 30, 1998             JUNE 30, 1997             JUNE 30, 1998            JUNE 30, 1997
                                    ------------------       --------------------       ------------------       -------------------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income                          $       5,234            $         4,504            $      10,294            $        9,766
Special mention items, net of tax           2,444                       (173)                   4,417                      (152)
                                    ------------------       --------------------       ------------------       -------------------
Core earnings                       $       7,678            $         4,331            $      14,711            $        9,614
                                    ------------------       --------------------       ------------------       -------------------

Core earnings per diluted share     $        0.37                     $ 0.33            $        0.71            $         0.72
                                    ==================       ====================       ==================       ===================

Core return on average assets                0.57%                      0.56%                    0.55%                     0.62%
                                    ==================       ====================       ==================       ===================
Core return on average equity                7.85%                      8.91%                    7.57%                     9.84%
                                    ==================       ====================       ==================       ===================

TANGIBLE CASH EARNINGS

  Tangible cash earnings are based on core earnings and exclude charges related to the amortization of intangible assets and charges tied to the Company's common stock.

  The following tables illustrate the components of tangible cash earnings for the periods indicated:

                                                            THREE MONTHS ENDED (UNAUDITED)
                                                   ---------------------------------------------
                                                           JUNE 30,                 JUNE 30,
                                                             1998                     1997
                                                   ---------------------     -------------------
                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
                                                                      AMOUNTS)
Core earnings                                                    $ 7,678                  $4,331
Adjustments, net of tax, as applicable:
   Amortization of intangible assets                               2,474                     771
   Charges tied to common stock                                       67                      60
                                                   ---------------------     -------------------
Tangible cash earnings                                           $10,219                  $5,162
                                                   ---------------------     -------------------
Tangible cash earnings per diluted share                         $  0.49                  $ 0.39
                                                   =====================     ===================

Tangible cash return on average assets /(1)/                        0.76%                   0.67%
                                                   =====================     ===================
Tangible cash return on average equity /(1)/                       10.45%                  10.62%
                                                   =====================     ===================

Tangible cash return on average tangible assets                     0.78%                   0.67%
 /(2)/
                                                   =====================     ===================
Tangible cash return on average tangible equity                    16.19%                  11.85%
 /(2)/
                                                   =====================     ===================


                                                             SIX MONTHS ENDED (UNAUDITED)
                                                   ----------------------------------------------
                                                           JUNE 30,                  JUNE 30,
                                                             1998                      1997
                                                   ---------------------      -------------------
                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
                                                                       AMOUNTS)
Core earnings                                                    $14,711                  $ 9,614
Adjustments, net of tax, as applicable:
   Amortization of intangible assets                               4,877                    1,267
   Charges tied to common stock                                      132                      120
                                                   ---------------------     -------------------
Tangible cash earnings                                           $19,720                  $11,001
                                                   ---------------------     -------------------
Tangible cash earnings per diluted share                         $  0.95                  $  0.82
                                                   =====================      ===================

Tangible cash return on average assets /(1)/                        0.73%                    0.71%
                                                   =====================      ===================
Tangible cash return on average equity /(1)/                       10.14%                   11.26%
                                                   =====================      ===================

Tangible cash return on average tangible assets                     0.75%                    0.72%
 /(2)/
                                                   =====================      ===================
Tangible cash return on average tangible equity                    15.82%                   12.18%
 /(2)/
                                                   =====================      ===================

/(1)/ Tangible cash return on average assets (average equity) is defined as tangible cash earnings divided by average assets (average equity).
/(2)/ Tangible cash return on average tangible assets (average tangible equity) is defined as tangible cash earnings divided by average tangible assets (average tangible equity). Average tangible assets (average tangible equity) is defined as average assets (average equity) less average intangible assets.

  The following tables illustrate tangible cash earnings, plus the utilization of NOL carryforwards acquired from AFEH, for the periods indicated:

                                                            THREE MONTHS ENDED (UNAUDITED)
                                                   ----------------------------------------------
                                                           JUNE 30,                  JUNE 30,
                                                             1998                      1997
                                                   ----------------------     -------------------
                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
                                                                       AMOUNTS)
Tangible cash earnings                                            $10,219                  $5,162
Utilization of NOL carryforwards                                    2,739                       -
                                                   ----------------------     -------------------
Tangible cash earnings, plus the utilization of
  NOL carryforwards                                               $12,958                  $5,162
                                                   ======================     ===================
Tangible cash earnings, plus the utilization of
  NOL carryforwards, per diluted share                            $  0.63                  $ 0.39
                                                   ======================     ===================

Tangible cash return on average assets, plus the
  utilization of NOL carryforwards                                   0.96%                   0.67%
                                                   ======================     ===================
Tangible cash return on average equity, plus the
  utilization of NOL carryforwards                                  13.24%                  10.62%
                                                   ======================     ===================

Tangible cash return on average tangible assets,
  plus the utilization of NOL carryforwards                          0.99%                   0.67%
                                                   ======================     ===================
Tangible cash return on average tangible equity,
  plus the utilization of NOL carryforwards                         20.53%                  11.85%
                                                   ======================     ===================


                                                             SIX MONTHS ENDED (UNAUDITED)
                                                   ----------------------------------------------
                                                           JUNE 30,                  JUNE 30,
                                                             1998                      1997
                                                   ----------------------     -------------------
                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
                                                                       AMOUNTS)
Tangible cash earnings                                            $19,720                 $11,001
Utilization of NOL carryforwards                                    5,478                       -
                                                   ----------------------     -------------------
Tangible cash earnings, plus the utilization of
  NOL carryforwards                                               $25,198                 $11,001
                                                   ======================     ===================
Tangible cash earnings, plus the utilization of
  NOL carryforwards, per diluted share                            $  1.22                 $  0.82
                                                   ======================     ===================

Tangible cash return on average assets, plus the
  utilization of NOL carryforwards                                   0.93%                   0.71%
                                                   ======================     ===================
Tangible cash return on average equity, plus the
  utilization of NOL carryforwards                                  12.96%                  11.26%
                                                   ======================     ===================

Tangible cash return on average tangible assets,
  plus the utilization of NOL carryforwards                          0.96%                   0.72%
                                                   ======================     ===================
Tangible cash return on average tangible equity,
  plus the utilization of NOL carryforwards                         20.21%                  12.18%
                                                   ======================     ===================

  In conjunction with the acquisition of AFEH, the Company acquired $179 million in NOL carryforwards. The Company may utilize these carryforwards, subject to annual limitations, to reduce its current liability for federal income taxes. The associated tax benefit of the NOL carryforwards is approximately $62 million and the Company preliminarily estimates that it will be able to utilize approximately $11 million of the tax benefit of the NOL carryforwards during 1998. This estimate will be refined during the third quarter of 1998 as the Company finalizes and files its 1997 consolidated income tax returns. The amount of NOL carryforwards utilized as reflected in the above tables represents the pro rata portion of the estimated annual utilization.

  The following tables illustrate tangible cash earnings contributed by platform for the periods indicated:

                                                   THREE MONTHS ENDED (UNAUDITED)
                                ------------------------------------------------------------------
                                         JUNE 30, 1998                      JUNE 30, 1997
                                ------------------------------    --------------------------------
                                   TANGIBLE            PER           TANGIBLE         PER DILUTED
                                     CASH            DILUTED           CASH              SHARE
                                   EARNINGS           SHARE          EARNINGS
                                -------------    -------------    -------------     --------------
                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Banking Platform                      $ 7,825            $0.38           $4,196              $0.32

Consumer Finance Platform               2,120             0.10              348               0.02

Commercial Finance Platform               274             0.01              618               0.05
                                -------------    -------------    -------------     --------------

   Total                              $10,219            $0.49           $5,162              $0.39
                                =============    =============    =============     ==============


                                                   SIX MONTHS ENDED (UNAUDITED)
                                ----------------------------------------------------------------
                                         JUNE 30, 1998                     JUNE 30, 1997
                                ------------------------------    ------------------------------
                                   TANGIBLE            PER           TANGIBLE        PER DILUTED
                                     CASH            DILUTED           CASH             SHARE
                                   EARNINGS           SHARE          EARNINGS
                                -------------    -------------    -------------    -------------
                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Banking Platform                      $15,982            $0.77          $ 9,020            $0.67

Consumer Finance Platform               3,308             0.16            1,363             0.10

Commercial Finance Platform               430             0.02              618             0.05
                                -------------    -------------    -------------     ------------

   Total                              $19,720            $0.95          $11,001            $0.82
                                =============    =============    =============    =============

  The increases in tangible cash earnings for the Banking Platform, as compared with the respective prior periods, were primarily due to the Company's acquisition of EurekaBank effective January 2, 1998. The increases in tangible cash earnings for the Consumer Finance Platform, as compared with the respective prior periods, were due to the continued growth of the platform, including HLTV home equity loans with higher risk-adjusted yields. The decreases in tangible cash earnings for the Commercial Finance Platform, as compared with the respective prior periods, were a result of a combination of factors including growth in the platform's asset-based lending and commercial leasing segments which generate lower risk-adjusted yields relative to the platform's factoring segment, pricing pressures associated with the increasingly competitive nature of these businesses and the corresponding impact on loan yields and additional expenses incurred in conjunction with the recent expansion of this platform. Recent and anticipated future loan growth should enable the Commercial Finance Platform to achieve greater economies of scale in the future and, in return, generate additional tangible cash earnings.

NET INTEREST MARGIN

  The Company's net interest margin, calculated in accordance with generally accepted accounting principles, excludes the impact of the Company's leasing activities which began in April 1998 and which are principally funded by the Company's deposits and other borrowings. As the leases are accounted for as operating leases, the rental income and related expenses, including depreciation expense, are reflected as noninterest income and noninterest expenses, respectively, in accordance with generally accepted accounting principles. Accordingly, these amounts are not reflected in the Company's net interest income or net interest margin. Had the excess of rental income over depreciation expense, along with the corresponding average balance of leased assets, been included in the computation of net interest margin, the Company's net interest margin would have been 3.07% for the second quarter of 1998 and 2.99% for the first six months of 1998. This compares with the Company's net interest margin calculated in accordance with generally accepted accounting principles of 3.06% for the second quarter of 1998 and 2.98% for the first six months of 1998.

CORE GENERAL AND ADMINISTRATIVE EXPENSES

  Core general and administrative expenses exclude special mention items, primarily expenses related to the Company's acquisition and integration of EurekaBank. Core general and administrative expenses for the second quarter of 1998 were $25.0 million as compared with $16.5 million for the second quarter of 1997. Core general and administrative expenses for the first six months of 1998 were $49.4 million as compared with $30.7 million for the first six months of 1997.

  The following table illustrates the reconciliation of general and administrative expenses to core general and administrative expenses for the periods indicated:

                                       ---------------------------------------------------------------------------------------------
                                                                                  (UNAUDITED)
                                       ---------------------------------------------------------------------------------------------
                                                     THREE MONTHS ENDED                                 SIX MONTHS ENDED
                                       --------------------------------------------     --------------------------------------------
                                           JUNE 30, 1998            JUNE 30, 1997           JUNE 30, 1998             JUNE 30, 1997
                                                                            (DOLLARS IN THOUSANDS)
General and administrative expenses              $29,230                  $16,211                 $56,972                   $30,831

Special mention items                             (4,236)                     300                  (7,600)                     (150)
                                       -------------------      -------------------     -------------------      -------------------
 Core general and administrative
  expenses                                       $24,994                  $16,511                 $49,372                    $30,681
                                       ===================      ===================     ===================      ===================

  The following table illustrates core general and administrative expenses, by platform, for the periods indicated:

                                       ---------------------------------------------------------------------------------------------
                                                                                 (UNAUDITED)
                                       ---------------------------------------------------------------------------------------------
                                                    THREE MONTHS ENDED                                SIX MONTHS ENDED
                                       -------------------------------------------     ---------------------------------------------
                                           JUNE 30, 1998           JUNE 30, 1997           JUNE 30, 1998            JUNE 30, 1997
                                       -------------------     -------------------     -------------------     ---------------------
                                                                           (DOLLARS IN THOUSANDS)
Banking Platform (includes BVB
 and the Company)                                  $18,672                 $12,816                 $36,779                   $24,696


Consumer Finance Platform                            4,321                   1,688                   8,498                     3,978


Commercial Finance Platform                          2,001                   2,007                   4,095                     2,007
                                       -------------------     -------------------     -------------------     ---------------------

Total                                              $24,994                 $16,511                 $49,372                   $30,681
                                       ===================     ===================     ===================     =====================

  The increases in the Banking Platform's core general and administrative expenses, as compared with the respective prior periods, were attributable to the acquisition of EurekaBank effective January 2, 1998, continued growth in the platform and inflationary pressures, including the Company's annual salary increases which were effective for the second quarter of 1998. The increases in the Consumer Finance Platform's core general and administrative expenses, as compared with the respective prior periods, were a result of the continued growth in the platform, and in particular, the Company's leasing operations which began April 1, 1998, combined with inflationary pressures. The increase in the Commercial Finance Platform's core general and administrative expenses for the first six months of 1998, as compared with the first six months of 1997, was a result of the platform being created with the Company's acquisition of CGC effective April 1997 combined with continued growth in the platform and inflationary pressures.

  The following table illustrates the ratio of core general and administrative expenses (excluding special mention items) to average assets (including securitized assets), by platform, on an annualized basis for the periods indicated:

                                        --------------------------------------------------------------------------------------------
                                                                                    (UNAUDITED)
                                        --------------------------------------------------------------------------------------------
                                                      THREE MONTHS ENDED                                  SIX MONTHS ENDED
                                        --------------------------------------------      ------------------------------------------
                                            JUNE 30, 1998            JUNE 30, 1997            JUNE 30, 1998           JUNE 30, 1997
                                        -------------------      -------------------      ------------------------------------------
Banking Platform (includes BVB
     and the Company)                             1.48%                    1.67%                    1.44%                   1.70%
Consumer Finance Platform                         2.08%                    2.91%                    2.29%                   2.41%
Commercial Finance Platform                       9.87%                   12.34%                   10.08%                  12.34%
                                        -------------------      -------------------      -------------------      -----------------
   Total to Average Assets                        1.85%                    2.01%                    1.83%                   1.87%
                                        ===================      ===================      ===================      =================


  The lower expense ratio for each platform, as compared with the respective prior periods, were primarily the result of the Company's acquisition of EurekaBank effective January 2, 1998 and the corresponding increase in the Company's assets, combined with loan growth within the Consumer Finance Platform and the Commercial Finance Platform, partially offset by higher levels of core general and administrative expenses as previously discussed.

  Another measure that management uses to monitor the Company's level of core general and administrative expenses is the core efficiency ratio. The core efficiency ratio is calculated by dividing the amount of core general and administrative expenses by operating revenues, defined as net interest income, loan fees and charges, other income and the excess of the Company's leasing rental income over leasing depreciation expense. This ratio reflects the level of core general and administrative expenses required to generate $1 of operating revenue. The Company's core efficiency ratio for the second quarter of 1998 was 57.1% as compared with 64.7% for the second quarter of 1997. The improvement was due to cost efficiencies resulting from the Company's acquisition of EurekaBank.

  The Company had previously estimated that it would realize approximately $21 million in annual cost savings related to its acquisition of EurekaBank. This amount represented 46% of EurekaBank's $47 million in annualized general and administrative expenses. The Company also estimated that it would realize approximately 75% of this cost savings in 1998 and 100% in 1999.

  The following table illustrates the projected cost savings for 1998:

                                                                                   ---------------------
                                                                                         (UNAUDITED)
                                                                                   ---------------------
                                                                                         (DOLLARS IN
                                                                                          THOUSANDS)
EurekaBank annualized 1997 G&A expenses (based on 3/rd/ quarter of 1997) /(1)/     $        46,692
The Company's annualized 1997 core G&A expenses (based on 4/th/ quarter of 1997)            68,684
                                                                                   ---------------------
   Combined annualized 1997 core G&A expenses                                              115,376
The Company's annualized 1998 core G&A expenses                                             99,360
                                                                                   ---------------------
   Projected 1998 cost savings                                                     $        16,016
                                                                                   =====================
   Percentage of projected $21 million annual cost savings                                      76%
                                                                                   =====================

 /(1)/ The 3/rd/ quarter of 1997 was utilized for the purpose of this analysis as it was more reflective of an annualized rate due to EurekaBank winding down its operations during the fourth quarter of 1997.

  Based on the above computation, the Company appears to be on track towards achieving the $21 million in projected annual cost savings. The Company will utilize the third quarter of 1998, the first full quarter subsequent to the complete integration of EurekaBank into the Company, to reevaluate the projected annual cost savings.

SPECIAL MENTION ITEMS

  The Company's net income for the periods indicated below included certain items which deserve special mention and which are excluded from net income to arrive at core earnings.

Second Quarter 1998
-------------------

  The impact of the following items was a net expense of $4.2 million ($2.4 million after-tax, or $0.12 per diluted share).

 . $3.9 million ($2.3 million after-tax) primarily related to the integration of EurekaBank and related systems, operations and reengineering projects. Combined with the expenses incurred during the first quarter of 1998, the Company incurred a total of $7.3 million ($4.3 million after-tax) in expenses year-to-date related to the integration of EurekaBank. The Company previously disclosed that during 1998 it expected to incur approximately $5.0 million ($2.9 million after-tax) in costs associated with the acquisition and integration of EurekaBank into the Company. The expenses incurred in excess of those originally anticipated were primarily a result of systems conversion-related expenditures.

 . $235,000 in other expenses including $195,000 relating to the Company's efforts to ensure Year 2000 compliance. See "Year 2000" for further discussion.

First Quarter 1998
------------------

  The impact of the following item was a net expense of $3.4 million ($2.0 million after-tax, or $0.10 per diluted share).

 . $3.4 million related to the acquisition and integration of EurekaBank.

Second Quarter 1997
-------------------

  The impact of the following items was a net benefit of $300,000 ($173,000 after-tax, or $0.01 per diluted share).

 . $400,000 benefit associated with the decision to cease the BISYS conversion and remain with Fiserv (the then current processor for BVB and EurekaBank).

 . $100,000 expense accrual for long-term incentive plan awards due to an increase in the Company's stock price.

First Quarter 1997
------------------

 The after-tax impact of the following items essentially offset each other.

 . $700,000 expense accrual for long-term incentive plan awards due to an increase in the Company's stock price.

 . $415,000 recovery related to a real estate joint venture previously written-off.

 . $250,000 credit to income relating to the reversal of an accrual for the termination of BVB's data processing contract.

                             BALANCE SHEET ANALYSIS

          The Company's total assets were $5.7 billion at June 30, 1998 as compared with $3.2 billion at December 31, 1997. The increase in total assets was due to the Company's acquisition of EurekaBank effective January 2, 1998 and continued growth in the Company's loan portfolio during the first six months of 1998.

SECURITIES

          The Company maintains a portfolio of MBS, primarily issued by the Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and Government National Mortgage Association ("GNMA").

          The following table illustrates the Company's securities portfolio as of the dates indicated:

                                                                              (UNAUDITED)
                                     --------------------------------------------------------------------------------------------

                                                    JUNE 30, 1998                                  DECEMBER 31, 1997
                                     -----------------------------------------      ---------------------------------------------
                                          AMORTIZED                FAIR                   AMORTIZED                  FAIR
                                            COST                  VALUE                     COST                    VALUE
                                     -----------------    --------------------      -------------------    ----------------------
                                                                       (DOLLARS IN THOUSANDS)
AVAILABLE-FOR-SALE
------------------
Investment securities                         $  6,133                $  6,133                 $  5,639                  $  5,639
Mortgage-backed securities:
   FHLMC, FNMA and GNMA
    and other                                  234,176                 235,500                   54,526                    54,402
                                     -----------------    --------------------      -------------------    ----------------------
                                               240,309                 241,633                   60,165                    60,041
                                     -----------------    --------------------      -------------------    ----------------------
HELD-TO-MATURITY
----------------
Investment securities                                -                       -                    5,000                     5,015
Mortgage-backed securities:
   FHLMC, FNMA, GNMA
    and other                                  535,477                 536,058                  415,859                   413,980
                                     -----------------    --------------------      -------------------    ----------------------
                                               535,477                 536,058                  420,859                   418,995
                                     -----------------    --------------------      -------------------    ----------------------

                                              $775,786                $777,691                 $481,024                  $479,036
                                     =================    ====================      ===================    ======================

  The Company sold $9.4 million and $22.9 million in MBS securities from the available-for-sale portfolio during the first and second quarters of 1998, respectively, consistent with the Company's interest rate risk management strategies. There were no sales of MBS during the first six months of 1997 nor were there any purchases of MBS during the first six months of 1998 or 1997.

LOANS AND LEASES

  The following table illustrates the Company's loan and lease portfolio as of the dates indicated:

                                               -------------------------------------------------
                                                                   (UNAUDITED)
                                               -------------------------------------------------
                                                       JUNE 30,                DECEMBER 31,
                                                         1998                      1997
                                               ---------------------        --------------------
                                                             (DOLLARS IN THOUSANDS)
Banking Platform:
 Single-family real estate                                $2,023,114                  $  550,506
 Multi-family real estate                                  1,066,653                   1,026,148
 Commercial real estate                                      379,451                     348,754
 HLTV home equity                                            334,445                      67,092
 Consumer                                                     77,893                      61,478
                                               ---------------------        --------------------
                                                           3,881,556                   2,053,978
Consumer Finance Platform:
 Motor vehicle                                               447,543                     298,627

Commercial Finance Platform:
 Commercial loans and leases                                  72,746                      54,120
                                               ---------------------        --------------------
 Gross loans receivable                                    4,401,845                   2,406,725
Premiums and discounts, deferred fees
  and advances                                                33,321                       4,846
Allowance for loan losses                                    (47,192)                    (38,458)
                                               ---------------------        --------------------
    Net loans receivable                                  $4,387,974                  $2,373,113
                                               =====================        ====================

  Management's strategy is to supplement its loan originations with purchases of loans and leased assets with higher risk-adjusted yields. The following tables illustrate loans and leased assets originated and purchased for the periods indicated:

                                              -----------------------------------------
                                                          THREE MONTHS ENDED
                                                              (UNAUDITED)
                                              -----------------------------------------
                                                   JUNE 30,                JUNE 30,
                                                     1998                    1997
                                              ------------------     ------------------
                                                        (DOLLARS IN THOUSANDS)
LOAN AND LEASE ORIGINATIONS:
Real estate /(1)/                                       $ 45,593                $29,630
Motor vehicle                                            106,117                 44,450
Commercial                                                21,771                  3,707
Other                                                     18,985                  6,244
                                              ------------------     ------------------
   Total originations                                   $192,466                $84,031
                                              ------------------     ------------------

LOAN AND LEASED ASSET PURCHASES:
Real estate /(1)/                                       $405,919               $ 18,802
HLTV home equity                                         160,526                      -
Motor vehicle                                             61,099                 28,829
                                              ------------------     ------------------
   Total purchases                                      $627,544               $ 47,631
                                              ------------------     ------------------
   Total originations and purchases                     $820,010               $131,662
                                              ==================     ==================

                                              -----------------------------------------
                                                           SIX MONTHS ENDED
                                                              (UNAUDITED)
                                              -----------------------------------------
                                                   JUNE 30,               JUNE 30,
                                                     1998                   1997
                                              ------------------     ------------------
                                                        (DOLLARS IN THOUSANDS)
LOAN AND LEASE ORIGINATIONS:
Real estate /(1)/                                       $ 72,326               $ 70,584
Motor vehicle                                            205,995                 82,847
Commercial                                                30,830                  4,693
Other                                                     25,741                 10,815
                                              ------------------     ------------------
   Total originations                                   $334,892               $168,939
                                              ------------------     ------------------

LOAN AND LEASED ASSET PURCHASES:
Real estate /(1)/                                     $  410,414               $ 49,482
HLTV home equity                                         293,433                      -
Motor vehicle                                             79,086                 45,812
                                              ------------------     ------------------
   Total purchases                                    $  782,933               $ 95,294
                                              ------------------     ------------------
   Total originations and purchases                   $1,117,825               $264,233
                                              ==================     ==================

/(1)/   Includes first and second mortgages.

  The Company's loan and leased asset origination and purchase activity during the first six months of 1998, as compared with the first six months of 1997, is consistent with the Company's strategy of focusing on generating assets within the Consumer Finance Platform and the Commercial Finance Platform which provide higher risk-adjusted yields compared to traditional mortgage-based assets. The significant level of real estate loan purchases during the second quarter of 1998 was primarily to assist BVB in meeting its Community Reinvestment Act ("CRA") regulatory requirements.

CREDIT QUALITY

  The Company defines nonperforming assets ("NPAs") as nonaccrual loans, real estate owned and other repossessed assets. The Company defines nonaccrual loans as loans 90 days or more delinquent as to principal and interest payments (unless the principal and interest are well secured and in the process of collection) and loans less than 90 days delinquent designated as nonperforming when the Company determines that the full collection of principal and/or interest is doubtful. NPAs are placed on a nonaccrual status. Troubled debt restructurings ("TDRs") are real estate loans that have been modified (due to borrower financial difficulties) to allow a stated interest rate and/or a monthly payment lower than those prevailing in the market.

  Overall credit quality has continued to remain strong as evidenced by the trends in NPAs and delinquencies. The following table illustrates the Company's NPAs and TDRs as of the dates indicated and reflects the acquisition of EurekaBank effective January 2, 1998:

                                              ------------------------------------------------------------------
                                                                          (UNAUDITED)
                                              ------------------------------------------------------------------
                                                     JUNE 30,              DECEMBER 31,            DECEMBER 31,
                                                      1998                    1997                    1996
                                               ------------------      ------------------      ------------------
                                                                     (DOLLARS IN THOUSANDS)
Nonaccrual loans                                         $16,201                 $10,991                 $16,125
Real estate owned                                          3,563                   4,146                   7,387
Other repossessed assets                                   1,041                     629                     798
                                              ------------------      ------------------      ------------------
   Nonperforming assets                                   20,805                  15,766                  24,310
Troubled debt restructurings                                 805                     731                     509
                                              ------------------      ------------------      ------------------
   Total                                                 $21,610                 $16,497                 $24,819
                                              ==================      ==================      ==================

  The following table illustrates, by platform, NPAs and NPAs as a percentage of total assets as of the dates indicated:

                               ----------------------------------------------------------------------------------------------------
                                                                      NONPERFORMING ASSETS AS A PERCENTAGE
                                                                          OF TOTAL ASSETS (UNAUDITED)
                               ----------------------------------------------------------------------------------------------------
                                        JUNE 30, 1998                    DECEMBER 31, 1997                 DECEMBER 31, 1996
                               -------------------------------  --------------------------------   --------------------------------
                                                                     (DOLLARS IN THOUSANDS)
Banking Platform                     $17,234            0.30%          $14,345            0.45%           $23,323             0.71%
Consumer Finance Platform              3,150            0.05%              748            0.02%               987             0.03%
Commercial Finance Platform              421            0.01%              673            0.02%                 -                -
                               -------------  --------------    --------------  --------------     --------------    -------------
Total                                $20,805            0.36%          $15,766            0.49%           $24,310             0.74%
                               =============  ==============    ==============  ==============     --------------    -------------

  The following table illustrates, by platform, loans delinquent 60 days or more as a percentage of gross loans as of the dates indicated:

                              ------------------------------------------------------------------------------------------------
                                                                LOANS DELINQUENT 60 DAYS OR MORE
                                                           AS A PERCENTAGE OF GROSS LOANS (UNAUDITED)
                              ------------------------------------------------------------------------------------------------
                                        JUNE 30, 1998                  DECEMBER 31, 1997                DECEMBER 31, 1996
                              ------------------------------   ------------------------------   ------------------------------
                                                                   (DOLLARS IN THOUSANDS)
Banking Platform                     $19,531            0.44%         $21,526            0.90%         $22,460            0.90%
Consumer Finance Platform              5,682            0.13%           1,045            0.04%             548            0.02%
Commercial Finance Platform              621            0.02%             673            0.03%               -               -
                              --------------  --------------   --------------  --------------   --------------  --------------
Total                                $25,834            0.59%         $23,244            0.97%         $23,008            0.92%
                              ==============  ==============   ==============  ==============   ==============  ==============

ALLOWANCE FOR LOAN LOSSES

  The Company conducts an ongoing review of its asset categories to assess the adequacy of the allowance for loan losses, which is maintained at a level that the Company believes is sufficient to cover estimated possible losses in the portfolios. In determining the level of the allowance for loan losses, the Company considers a number of factors, including prevailing and anticipated economic conditions, historical loss experience, the levels of classified, nonperforming and delinquent assets, weighting by property type, loan portfolio trends, and other factors. The allowance for loan losses at June 30, 1998 was $47.2 million as compared with $38.5 million and $29.0 million at December 31, 1997 and 1996, respectively. The increase in the allowance for loan losses at June 30, 1998, as compared with December 31, 1997 and 1996, was due to the allowances acquired in conjunction with the Company's acquisitions.

  The following table illustrates the allowance for loan losses, including approximately $7.4 million related to loans held for sale at December 31, 1996, as a percentage of NPAs, gross loans and total assets, respectively, as of the dates indicated:

                            -----------------------------------------------------------------------------------------------------
                                                                     ALLOWANCE FOR LOAN LOSSES
                                                           AS A PERCENTAGE OF SPECIFIED ASSETS (UNAUDITED)
                            -----------------------------------------------------------------------------------------------------
                                    JUNE 30, 1998                   DECEMBER  31, 1997                  DECEMBER  31, 1996
                            -----------------------------------------------------------------------------------------------------
                                                                (DOLLARS IN THOUSANDS)
Nonperforming assets          $   20,805           227%         $   15,766             244%           $   24,310            150%

Gross loans                   $4,401,845          1.07%         $2,406,725            1.60%           $2,505,656           1.46%

Total assets                  $5,720,109          0.83%         $3,246,476            1.18%           $3,300,262           1.10%

  The decrease in the allowance for loan losses as a percentage of gross loans and total assets as of June 30, 1998, as compared with December 31, 1997 and 1996, was a result of the Company's acquisition of EurekaBank combined with subsequent growth in the Company's gross loans and total assets. EurekaBank's $1.5 billion loan portfolio consisted primarily of single-family and multi-family residential mortgage loans which have lower credit risk as compared with consumer and commercial assets, and thus had a corresponding lower allowance for loan losses relative to gross loans and total assets than that of the Company.

  The following table illustrates the changes in the allowance for loan losses for the periods indicated:

                                                   --------------------------------------------------------------------------------
                                                                                         (UNAUDITED)
                                                   --------------------------------------------------------------------------------
                                                       THREE MONTHS         SIX MONTHS
                                                          ENDED                ENDED                     FOR THE YEAR ENDED
                                                         JUNE 30,             JUNE 30,                       DECEMBER 31,
                                                    -----------------     ------------------     ----------------------------------
                                                           1998                 1998                   1997                 1996
                                                    -----------------     ------------------     -----------------   --------------
                                                                                   (DOLLARS IN THOUSANDS)
Beginning balance                                         $ 48,635                $38,458               $29,013         $30,014
Allowances related to acquisitions                               -                 11,374                14,162           2,860
Charge-offs:
  Real estate and other                                       (846)                (1,257)               (2,699)         (5,927)
  HLTV home equity, primarily Emergent portfolio            (1,216)                (2,700)                    -               -
  Motor vehicle                                             (1,764)                (3,561)               (4,057)           (474)
  Commercial                                                  (197)                  (382)               (1,685)              -
                                                    ----------------      -----------------      ----------------      ------------
                                                            (4,023)                (7,900)               (8,441)         (6,401)
Recoveries:
  Real estate and other                                          4                  1,668                   706             522
  HLTV home equity, primarily Emergent portfolio                41                     41                     -               -
  Motor vehicle                                                812                  1,096                   955             120
  Commercial                                                    23                     95                   111               -
                                                    ----------------      -----------------      ----------------      ------------
                                                               880                  2,900                 1,772             642
Net charge-offs                                             (3,143)                (5,000)               (6,669)         (5,759)
Provision for loan losses                                    1,700                  2,360                 1,952           1,898
                                                    ----------------      -----------------      ----------------      ------------

Ending balance                                             $47,192                $47,192               $38,458         $29,013
                                                    ================      =================      ================      ============
Net charge-offs to average loans (annualized)                 0.31%                  0.25%                 0.28%           0.24%
                                                    ================      =================      ================      ============

  The Company's provision for loan losses for the second quarter of 1998 was $1.7 million as compared with $612,000 for the second quarter of 1997. The Company's provision for loan losses for the first six months of 1998 was $2.4 million as compared with $1.2 million for the first six months of 1997. The increases in the provision, as compared with the respective prior periods, were largely associated with the continued growth in the Company's consumer and commercial loans and HLTV home equity loans.

  Net charge-offs for the first six months of 1998 included approximately $2.7 million in net charge-offs primarily related to the Company's portfolio of HLTV home equity loans acquired from Emergent in August 1997, the reserves for which were provided for upon acquisition. Net charge-offs for the first six months of 1998, excluding the Emergent HLTV home equity loan portfolio, were approximately $2.3 million compared to the Company's provision for loan losses during this same period of approximately $2.4 million. The provision for loan losses for the first six months of 1998 reflects the composition and quality of the Company's loan portfolio including the continued transition of its loan portfolio to consumer and commercial assets with higher risk-adjusted yields relative to traditional mortgage assets, but also higher corresponding credit losses.

CUSTOMER DEPOSITS

  As a primary part of the Company's business, customer deposits are generated for the purpose of funding loans, leases and securities. The following table illustrates customer deposits as of the dates indicated:

                                ----------------------------------------------------------------------------------------------------
                                                                                 (UNAUDITED)
                                ----------------------------------------------------------------------------------------------------
                                                       JUNE 30, 1998                                 DECEMBER 31, 1997
                                -----------------------------------------------------    -------------------------------------------
                                                        % OF           WEIGHTED                                % OF       WEIGHTED
                                                        TOTAL           AVERAGE                                TOTAL       AVERAGE
                                      AMOUNT           DEPOSITS           RATE                AMOUNT         DEPOSITS        RATE
                                ----------------    -----------      ----------------    ----------------    --------      ---------
                                                                           (DOLLARS IN THOUSANDS)
Transaction accounts                  $1,395,036           42.1%              3.03%            $  553,820      33.0%         2.97%
Retail CDs                             1,918,729           57.9               5.40              1,045,152      62.3          5.51
Brokered CDs                                   -              -                  -                 78,163       4.7          5.82
                                ----------------    -----------       -------------      ----------------    ----------   ----------
Total                                 $3,313,765          100.0%              4.43%            $1,677,135     100.0%         4.71%
                                ================    ===========       =============      ================    ==========   ==========

BORROWINGS

  The Company utilizes collateralized advances from the FHLB of San Francisco and other borrowings, such as securities sold under agreements to repurchase, on a collateralized and noncollateralized basis, for purposes of funding loans, leases and securities. The following table illustrates outstanding borrowings as of the dates indicated:

                                               ----------------------------------------------
                                                                 (UNAUDITED)
                                               ----------------------------------------------
                                                     JUNE 30,                  DECEMBER 31,
                                                       1998                        1997
                                               ------------------          ------------------
                                                            (DOLLARS IN THOUSANDS)
Advances from the FHLB of San Francisco                $1,691,060                  $1,110,270
Securities sold under agreements to repurchase            140,457                      90,134
Subordinated notes                                         99,404                      99,372
Senior debentures                                          50,000                      50,000
Other                                                       5,435                       6,200
                                               ------------------          ------------------
Total                                                  $1,986,356                  $1,355,976
                                               ==================          ==================

LIQUIDITY

  The Company's primary sources of funds include cash flows from operations, loan and MBS repayments, customer deposits, advances from the FHLB of San Francisco, and securities sold under agreements to repurchase. The Company uses its liquidity resources principally to fund the origination and purchase of loans and leases, to repay maturing borrowings and to fund maturing time deposits and other deposit withdrawals.

CAPITAL

  BVB's regulatory capital at June 30, 1998 exceeded the minimum requirements of each Office of Thrift Supervision ("OTS") regulatory capital standard on a fully phased-in basis as follows:

                          ---------------------------------------------------------------------------------------------------------
                                                                        (UNAUDITED)
                          ---------------------------------------------------------------------------------------------------------
                                                                          MINIMUM
                                       ACTUAL                           REQUIREMENT                              EXCESS
                          ------------------------------     --------------------------------      --------------------------------
                               AMOUNT            RATIO            AMOUNT             RATIO               AMOUNT              RATIO
                          --------------    ------------     ---------------    -------------      ----------------     -----------
                                                                     (DOLLARS IN THOUSANDS)
Tangible                        $333,072            6.02%           $ 82,955             1.50%             $250,117          4.52%
Core                             334,057            6.04%            221,253             4.00%              112,804          2.04%
Total Risk-based                 374,073           10.43%            286,809             8.00%               87,264          2.43%

  The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires each Federal banking agency, including the OTS, to implement prompt corrective actions for "under capitalized" institutions that it regulates. Under capital guidelines enacted by FDICIA, BVB met the criteria for the "well capitalized" standard at June 30, 1998 as follows:

                          ---------------------------------------------------------------------------------------------------------
                                                                           (UNAUDITED)
                          ---------------------------------------------------------------------------------------------------------
                                                                        WELL CAPITALIZED
                                       ACTUAL                             REQUIREMENT                             EXCESS
                          ------------------------------     --------------------------------      --------------------------------
                               AMOUNT            RATIO            AMOUNT             RATIO               AMOUNT              RATIO
                          --------------    ------------     ---------------    -------------      ----------------     -----------
                                                                     (DOLLARS IN THOUSANDS)
Leverage                        $334,057          6.04%           $276,567             5.00%             $ 57,490            1.04%
Tier I Risk-based                334,057          9.32%            215,107             6.00%              118,950            3.32%
Total Risk-based                 374,073         10.43%            358,512            10.00%               15,561            0.43%

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

  The majority of the Company's data processing capabilities are either currently provided by third party vendors or are on systems that are in the process of converting to third party vendors. Contracts with the Company's key vendors require that the vendor be Year 2000 compliant. The Company continues to monitor these vendors' progress towards Year 2000 compliance. Additionally, the Company is evaluating all internal systems for potential Year 2000 compliance issues. The Company currently estimates that its total internal and external costs associated with making these internal systems Year 2000 compliant will be approximately $1.0 million. The Company expects to fund these costs through operating cash flows.

IMPACT OF NEW ACCOUNTING STANDARDS

  In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes annual and interim reporting standards for a publicly held entity's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of this statement will not impact the Company's consolidated financial condition, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. SFAS 131 will be effective for the Company's December 31, 1998 financial statements.

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative. The Company currently utilizes interest rate swap agreements to hedge cash flows associated with current and anticipated transactions. To the extent these interest rate swap agreements qualify as a cash flow hedge under SFAS 133, the effective portion of the derivative's gain or loss would be initially reported as a component of other comprehensive income (outside of earnings) and subsequently reclassified into earnings when the forecasted transaction affected earnings. SFAS 133 will be effective for the Company for the fiscal quarter beginning July 1, 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

                        ASSET AND LIABILITY MANAGEMENT

     The objective of the Company's asset/liability management activities is to improve earnings by adjusting the type and mix of assets and liabilities to effectively address changing conditions and risks. Through overall management of its balance sheet and by controlling various risks, the Company seeks to optimize its financial returns within safe and sound parameters. The Company's operating strategies for attaining this objective include:

     . Managing net interest margin through appropriate risk/return pricing of assets and liabilities.
     . Increasing deposits as a percentage of interest-bearing liabilities and reducing the Company's cost of funds.
     . Utilizing the Company's strong capital position to boost the earnings power through acquisition of quality assets with higher risk-adjusted yields.
     . Controlling noninterest expense and enhancing noninterest income, utilizing improved information systems to facilitate analysis of the profitability of individual business units and products.
     . Utilizing interest rate swap agreements and other hedging strategies to reduce exposure to fluctuations in interest rates.
     . Enhancing internal analysis capability for measuring, evaluating and monitoring risk.

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

     The Company pursues balance sheet strategies that should, in the long run, mitigate its exposure to fluctuations in interest rates. The Company also considers other strategies to minimize the variability of the net interest margin including off-balance sheet activities. The Company has initiated numerous actions which significantly reduced the Company's exposure to fluctuations in interest rates.

Interest Rate Swaps
-------------------

     The Company uses interest rate swap agreements to hedge cash flows associated with the Company's borrowings. Interest rate swaps involve the exchange of fixed-rate and floating-rate interest payment obligations without the exchange of the underlying notional amounts. At June 30, 1998 and December 31, 1997, the Company was a party to interest rate swap agreements with notional principal amounts of $449 million, which involve the receipt of floating interest rates (based on 3-month LIBOR) and payment of fixed interest rates on the underlying notional amounts.

INTEREST RATE SENSITIVITY

     The Company's interest rate risk management policies are established and monitored by its Asset/Liability Committee ("ALCO"). The ALCO reviews the sensitivity of the Company's net interest income and market value of equity to interest rate changes. The objective of the Company's ALCO activities is to improve earnings by adjusting the types of assets and liabilities to effectively address changing conditions and risks. Management believes that its asset/liability activities have improved earnings within safe and sound parameters.

     In measuring interest rate sensitivity, the Company uses simulation modeling to estimate the potential effects of movements in interest rates. Interest rate sensitivity analysis measures the Company's interest rate risk by computing estimated market value of equity ("MVE") based on the net present value of cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. MVE is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk-sensitive instruments in the event of a sudden and sustained 100 to 400 basis point increase or decrease in market interest rates.

     The following table presents BVB's projected change in MVE, with and without interest rate swaps, for the various basis point ("bp") rate shock levels at June 30, 1998. All market risk-sensitive instruments presented in this table are held-to-maturity or available-for-sale. The Company has no trading securities.

                                  ----------------------------------------------------------------------------------------
                                                        CHANGES  IN MARKET VALUE OF EQUITY (UNAUDITED)
                                  ----------------------------------------------------------------------------------------
Projected Effect:                        +100 BP                +200 BP                +300 BP                +400 BP
                                  -------------------    -------------------    -------------------    -------------------
  MVE without swaps                  $   337,382            $   296,285            $   247,363            $   186,869
  MVE with swaps                     $   343,098            $   313,049            $   274,648            $   224,175
  Impact of swaps                    $     5,716            $    16,764            $    27,285            $    37,306

                                  ----------------------------------------------------------------------------------------
Projected Effect:                        -100 BP                -200 BP                -300 BP                -400 BP
                                  -------------------    -------------------    -------------------    -------------------

  MVE without swaps                  $   414,958             $   474,823             $   543,994             $   626,755
  MVE with swaps                     $   396,874             $   443,922             $   499,616             $   568,203
  Impact of swaps                    $   (18,084)            $   (30,901)            $   (44,378)            $   (58,552)

     The change in MVE as a percentage of the present value of assets from an immediate 200 bp increase in interest rates was (1.04%) at June 30, 1998 as compared with (0.59%) at December 31, 1997.

     The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Company may undertake in response to changes in interest rates. Certain shortcomings are inherent in the method of analysis presented in the computation of MVE. Actual values may differ from those projections set forth in the table should market conditions vary from assumptions used in the preparation of the table.

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

   The following table illustrates the combined asset and liability repricing of the Company as of June 30, 1998:

                                                     -----------------------------------------------------------------------------
                                                                               REPRICING PERIOD (UNAUDITED)
                                                     -----------------------------------------------------------------------------
                                                         UNDER         BETWEEN           BETWEEN          OVER
                                                          ONE          ONE AND          AND THREE         FIVE
                                                          YEAR       THREE YEARS        FIVE YEARS        YEARS         TOTAL
                                                     -------------  --------------  ----------------  ------------  --------------
                                                                                 (DOLLARS IN THOUSANDS)
ASSETS:
-------
Cash and investments                                   $   134,376   $    6,133        $       -       $  15,330     $   155,839
Loans and mortgage-backed securities /(1)/               3,260,942    1,150,933          498,572         342,338       5,252,785
                                                     -------------  --------------  ----------------  ------------  --------------

Total interest rate sensitive assets                   $ 3,395,318   $1,157,066        $ 498,572       $ 357,668     $ 5,408,624
                                                     =============  ==============  ================  ============  ==============

LIABILITIES
-----------
Deposits:
    Transaction accounts                               $ 1,395,036   $        -        $       -       $       -     $ 1,395,036
    Certificates of deposit                              1,636,070      243,681           37,973           1,005       1,918,729
Borrowings                                               1,525,745      149,404                -         311,207       1,986,356
                                                     -------------  --------------  ----------------  ------------  --------------

Total interest rate sensitive liabilities              $ 4,556,851   $  393,085        $  37,973       $ 312,212     $ 5,300,121
                                                     =============  ==============  ================  ============  ==============

Repricing gap-positive (negative) before impact of
 interest rate swaps                                   $(1,161,533)  $  763,981        $ 460,599       $  45,456     $   108,503
                                                                                                                    ==============
Impact of interest rate swaps                              389,250     (161,750)        (100,000)       (127,500)
                                                     -------------  --------------  ----------------  ------------
                                                          (772,283)     602,231          360,599         (82,044)
                                                     =============  ==============  ================  ============

Cumulative repricing gap-positive (negative)           $  (772,283)  $ (170,052)       $ 190,547       $ 108,503
                                                     =============  ==============  ================  ============

Cumulative repricing gap as a percentage of interest
 rate sensitive assets at June 30, 1998                     (14.28%)      (3.14%)           3.52%           2.01%
                                                     =============  ==============  ================  ============

/(1)/ Based on assumed annual prepayment and amortization rates which approximate the Company's historical experience.

   The following table illustrates the combined asset and liability repricing of the Company as of December 31, 1997:

                                                     ------------------------------------------------------------------------------
                                                                                  REPRICING PERIOD (UNAUDITED)
                                                     ------------------------------------------------------------------------------
                                                           UNDER          BETWEEN           BETWEEN           OVER
                                                            ONE        ONE AND THREE     THREE AND FIVE       FIVE
                                                           YEAR            YEARS             YEARS           YEARS          TOTAL
                                                     --------------  -----------------  -----------------  ----------  ------------
                                                                                  (DOLLARS IN THOUSANDS)
ASSETS
------
Cash and investments                                    $  257,588     $   5,000           $       -       $       -    $  262,588
Loans and mortgage-backed securities/(1)/                1,950,582       371,275             201,178         320,339     2,843,374
                                                     --------------  -----------------  ----------------   ----------- ------------

Total interest rate sensitive assets                    $2,208,170     $ 376,275           $ 201,178       $ 320,339    $3,105,962
                                                     ==============  =================  ================   =========== ============

LIABILITIES
-----------
Deposits:
    Transaction accounts                                $  553,820     $       -           $       -       $       -    $  553,820
    Certificates of deposit                              1,007,420       110,987               4,908               -     1,123,315
Borrowings                                               1,101,604       135,000              20,000          99,372     1,355,976
                                                     --------------  -----------------  ----------------   ----------- ------------

Total interest rate sensitive liabilities               $2,662,844     $ 245,987           $  24,908       $  99,372    $3,033,111
                                                     --------------  -----------------  ----------------   ----------- ------------

Repricing gap-positive (negative) before impact of
  interest rate swaps                                   $ (454,674)    $ 130,288           $ 176,270       $ 220,967    $   72,851
                                                                                                                       ============
Impact of interest rate swaps                              389,250      (111,750)           (100,000)       (177,500)
                                                     --------------  -----------------  ----------------   -----------
                                                           (65,424)       18,538              76,270          43,467
                                                     --------------  -----------------  ----------------   -----------

Cumulative repricing gap-positive (negative)            $  (65,424)    $ (46,886)          $  29,384       $  72,851
                                                     ==============  =================  ================   ===========

Cumulative repricing gap as a percentage of interest
rate sensitive assets
    at December 31, 1997                                     (2.11%)       (1.51%)              0.95%           2.35%
                                                     ==============  =================  ================   ===========

/(1)/ Based on assumed annual prepayment and amortization rates which approximate the Company's historical experience.

                          PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings
            -----------------
            None

   Item 2.  Changes in Securities
            ---------------------
            None

   Item 3.  Defaults Upon Senior Securities
            -------------------------------
            None

   Item 4.  Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

            At the annual meeting of the Company's stockholders, held on May 28, 1998, the stockholders considered the following proposals:

            I.   The election of three directors of the Company;
            II. The approval and adoption of the Company's 1998-2000 Performance Stock Plan; and
            III. The approval and adoption of the Company's 1998 Non-Employee
                 Director Stock Option and Incentive Plan.

            The following directors were re-elected:
                 Robert M. Greber
                 Edward H. Sondker
                 W. Blake Winchell

            The vote on the election of proposals II and III were as follows:

            ----------------------------------------------------------------------------------------------------------------------
                                                                                                                    BROKER NON-
                                                  FOR                   AGAINST                 ABSTAIN               VOTES
            ------------------------      ------------------      ------------------      ------------------     -----------------
            Proposal II                        15,854,968              1,896,467                363,927               271,165

            Proposal III                       16,513,545              1,168,839                432,708               271,165


   Item 5.  Other Information
            -----------------
            None

   Item 6.  Exhibits and Reports on Form 8-K
            --------------------------------

     a(i).  Computation of Ratios of Earnings to Fixed Charges (Exhibit 12)

     a(ii). Financial Data Schedule (Exhibit 27)

     b(i). The Registrant filed the following report on Form 8-K dated April 29, 1998 as amended by Form 8-K/A and Form 8-K/A-2 during the three months ended June 30, 1998:

            The Registrant decided to replace Deloitte & Touche LLP, the Registrant's independent accountants for the fiscal year ended December 31, 1997, with a firm not named as of such date.

     b(ii). The Registrant filed the following report on Form 8-K dated May 12, 1998 during the three months ended June 30, 1998:

            The Registrant engaged KPMG Peat Marwick LLP as its independent accountants.

     b(iii). The Registrant filed the following report on Form 8-K dated June
             10, 1998 during the three months ended June 30, 1998:

             The Registrant announced the acquisition of PSB Lending Corp.


     b(iv). The Registrant filed the following report on Form 8-K dated June 22, 1998 during the three months ended June 30, 1998:

             The Registrant announced that the acquisition of PSB Lending Corp. was on hold pending receipt and review of expected federal regulatory guidelines.


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            BAY VIEW CAPITAL CORPORATION
                            ----------------------------
                            Registrant


DATE: August 14, 1998       BY:  /s/   David A. Heaberlin
                                ---------------------------------------
                                David A. Heaberlin
                                Executive Vice President and Chief Financial
                                Officer
                                (Duly Authorized Officer and Principal Financial Officer)