Form 10-Q
period 1998-09-30
BAY VIEW CAPITAL CORP
filed 1998-11-17
CIK 840387

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


 X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
---
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998
                                      OR
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
---
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

    Common Stock, Par Value $.01            Outstanding at October 31, 1998
         (Title of Class)                         19,352,498 shares

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

        Consolidated Statements of Financial Condition................... 4

        Consolidated Statements of Operations............................ 5-6

        Consolidated Statements of Stockholders' Equity.................. 7

        Consolidated Statements of Cash Flows............................ 8-9

        Notes to Consolidated Financial Statements....................... 10-14


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.................... 15-46


Item 3. Quantitative and Qualitative Disclosures About
        Market Risk...................................................... 47-50


PART II.        OTHER INFORMATION
--------        -----------------

        Other Information................................................ 51

        Signatures....................................................... 52


                          FORWARD-LOOKING STATEMENTS

       Certain statements included in this Form 10-Q or in future filings by Bay View Capital Corporation (the "Company") with the Securities and Exchange Commission, in the Company's press releases or shareholder communications or in oral statements made with the approval of an authorized executive officer, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are subject to a number of risks and uncertainties. Any such forward-looking statements should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "are expected to," "will," "will allow," "will continue," "will likely result," "should," "would be," "seeks," "approximately," "intends," "plans," "projects," "estimates," or "anticipates," or similar expressions or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. In addition, all information included herein or therein with respect to projected results of operations, financial condition, financial performance or other financial or statistical matters constitutes such forward-looking statements. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and that may be incapable of being realized and in some instances are based on consensus estimates of analysts not affiliated with the Company. In that regard, the following factors, among others, could cause actual results and other matters to differ materially from those in such forward-looking statements: increases in defaults by borrowers and other loan delinquencies; increases in the provision for loan losses; failure by the Company to realize expected cost savings or revenue enhancements from the acquisition of America First Eureka Holdings, Inc. ("AFEH"); deposit attrition, customer loss or revenue loss; costs or difficulties related to the integration of the businesses of the Company and AFEH and their respective subsidiaries; the Company's ability to sustain or improve the performance of its subsidiaries; the ability to identify suitable future acquisition candidates; changes in interest rates which may, among other things, adversely affect net interest margins, derivative positions and the level of prepayments on loans and mortgage-backed securities; competition in the banking, financial services and related industries; government regulation and tax matters; the outcome of pending or threatened legal or regulatory disputes and proceedings; credit and other risks of lending and investment activities; changes in conditions in the securities markets including the value of the Company's common stock; changes in regional and national business and economic conditions and inflation; the inability to utilize net operating loss ("NOL") carryforwards acquired in conjunction with the Company's acquisition of EurekaBank; and unanticipated effects of Year 2000 on the Company and the economy. As a result of the foregoing, no assurance can be given as to future results of operations or financial condition or as to any other matters covered by any such forward-looking statements, and the Company wishes to caution investors not to rely on any such forward-looking statements. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements, which speak only as to the date made.


                                                   PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------
                                                   BAY VIEW CAPITAL CORPORATION
                                          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                            (UNAUDITED)
                                                                                    SEPTEMBER 30,            DECEMBER 31,
                                                                                        1998                     1997
                                                                                 -------------------      -------------------
                                                                                           (DOLLARS IN THOUSANDS)
ASSETS
Cash and cash equivalents:
   Cash and due from depository institutions                                            $   34,330               $   40,885
   Interest-bearing deposits and short-term investments                                     80,526                  190,937
                                                                                        ----------               ----------
                                                                                           114,856                  231,822
Securities available-for-sale:
   Investment securities                                                                     6,488                    5,639
   Mortgage-backed securities                                                               14,715                   54,402
Securities held-to-maturity:
   Investment securities                                                                         -                    5,000
   Mortgage-backed securities                                                              558,043                  415,859
Loans, net of allowance for loan losses                                                  4,313,342                2,373,113
Investment in operating leased assets, net                                                 126,341                        -
Investment in stock of the FHLB of San Francisco                                            85,802                   61,012
Real estate owned, net                                                                       3,740                    4,146
Premises and equipment, net                                                                 25,716                   16,164
Intangible assets                                                                          135,774                   29,507
Other assets                                                                               137,557                   49,812
                                                                                        ----------               ----------
               Total assets                                                             $5,522,374               $3,246,476
                                                                                        ==========               ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposits:
   Transaction accounts                                                                 $1,438,387               $  553,820
   Certificates of deposit                                                               1,791,557                1,123,315
                                                                                        ----------               ----------
                                                                                         3,229,944                1,677,135
Advances from the FHLB of San Francisco                                                  1,664,480                1,110,270
Securities sold under agreements to repurchase                                              60,381                   90,134
Subordinated notes, net                                                                     99,420                   99,372
Senior debentures                                                                           50,000                   50,000
Other borrowings                                                                             5,259                    6,200
Other liabilities                                                                           31,859                   39,738
                                                                                        ----------               ----------
               Total liabilities                                                         5,141,343                3,072,849
                                                                                        ----------               ----------

Stockholders' equity:
   Serial preferred stock: Authorized, 7,000,000 shares; Outstanding, none                       -                        -
   Common stock ($.01 par value): Authorized, 60,000,000 shares;
       Issued, 9/30/98 - 20,369,612 shares; 12/31/97 - 15,125,874 shares;
       Outstanding, 9/30/98 - 19,586,498 shares; 12/31/97 - 12,070,474 shares                  204                      151
   Additional paid-in capital                                                              250,870                  103,052
   Retained earnings (substantially restricted)                                            150,342                  141,065
    Treasury stock, at cost, 9/30/98 - 783,114 shares;
     12/31/97 - 3,055,400 shares                                                           (16,556)                 (66,352)
    Accumulated other comprehensive income:
       Unrealized loss on securities available-for-sale, net of tax                            (70)                     (72)
    Debt of Employee Stock Ownership Plan                                                   (3,759)                  (4,217)
                                                                                        ----------               ----------
               Total stockholders' equity                                                  381,031                  173,627
                                                                                        ----------               ----------
               Total liabilities and stockholders' equity                               $5,522,374               $3,246,476
                                                                                        ==========               ==========



               The accompanying notes are an integral part of
                  these consolidated financial statements.

                                                   BAY VIEW CAPITAL CORPORATION
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)
                                                                                            THREE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                 -------------------------------------
                                                                                        1998                  1997
                                                                                 ---------------       ---------------
                                                                                    (DOLLARS IN THOUSANDS, EXCEPT PER
                                                                                             SHARE AMOUNTS)
Interest income:
  Interest on loans                                                                     $ 91,531               $50,674
  Interest on mortgage-backed securities                                                  10,054                 8,374
  Interest and dividends on investment securities                                          2,983                 2,689
                                                                                        --------               -------
                                                                                         104,568                61,737
Interest expense:
  Interest on customer deposits                                                           36,507                18,599
  Interest on senior debentures and notes                                                  3,527                 1,978
  Interest on borrowings                                                                  25,270                18,792
                                                                                        --------               -------
                                                                                          65,304                39,369

Net interest income                                                                       39,264                22,368
Provision for loan losses                                                                  2,754                   651
                                                                                        --------               -------
Net interest income after provision for loan losses                                       36,510                21,717

Noninterest income:
  Loan fees and charges                                                                    1,500                 1,713
  Leasing income                                                                           3,637                     -
  Gain on sale of securities, net                                                            655                     -
  Other income                                                                             3,204                   861
                                                                                        --------               -------
                                                                                           8,996                 2,574
Noninterest expense:
  General and administrative                                                              30,246                18,605
  Leasing expenses                                                                         2,459                     -
  Real estate owned operations, net                                                          (27)                  (63)
  Net losses on real estate                                                                   19                    42
  Amortization of intangible assets                                                        2,864                 1,045
                                                                                        --------               -------
                                                                                          35,561                19,629

Income before income tax expense                                                           9,945                 4,662
Income tax expense                                                                         4,920                 1,598
                                                                                        --------               -------

Net income                                                                              $  5,025               $ 3,064
                                                                                        ========               =======


Basic earnings per share                                                                $   0.25               $  0.24
                                                                                        ========               =======
Diluted earnings per share                                                              $   0.25               $  0.23
                                                                                        ========               =======

Average basic shares outstanding                                                          20,095                12,868
                                                                                        ========               =======
Average diluted shares outstanding                                                        20,335                13,189
                                                                                        ========               =======

Net income                                                                              $  5,025               $ 3,064
Other comprehensive income, net of tax:
  Unrealized gain (loss) on securities available-for-sale, net of tax expense (benefit) of ($608) and $472 for the three months ended
   September 30, 1998 and 1997, respectively                                                (862)                  652
                                                                                        --------               -------
Comprehensive income                                                                    $  4,163               $ 3,716
                                                                                        ========               =======

                The accompanying notes are an integral part of
                   these consolidated financial statements.


                                                   BAY VIEW CAPITAL CORPORATION
                                         CONSOLIDATED STATEMENTS OF OPERATIONS, CONTINUED
                                                            (UNAUDITED)
                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                 -------------------------------------
                                                                                        1998                  1997
                                                                                 ---------------       ---------------
                                                                                    (DOLLARS IN THOUSANDS, EXCEPT PER
                                                                                             SHARE AMOUNTS)
Interest income:
  Interest on loans                                                                     $257,447              $145,744
  Interest on mortgage-backed securities                                                  38,598                26,453
  Interest and dividends on investment securities                                          7,935                 7,122
                                                                                        --------              --------
                                                                                         303,980               179,319
Interest expense:
  Interest on customer deposits                                                          115,105                56,723
  Interest on senior debentures and notes                                                 10,580                 4,206
  Interest on borrowings                                                                  63,753                53,199
                                                                                        --------              --------
                                                                                         189,438               114,128

Net interest income                                                                      114,542                65,191
Provision for loan losses                                                                  5,114                 1,828
                                                                                        --------              --------
Net interest income after provision for loan losses                                      109,428                63,363

Noninterest income:
  Loan fees and charges                                                                    4,938                 4,617
  Leasing income                                                                           4,689                     -
  Gain on sale of securities, net                                                          1,067                   925
  Other income                                                                             8,633                 4,364
                                                                                        --------              --------
                                                                                          19,327                 9,906
Noninterest expense:
  General and administrative                                                              87,218                49,438
  Leasing expenses                                                                         3,167                     -
  Real estate owned operations, net                                                         (105)                 (154)
  Net recovery of losses on real estate                                                      (89)                 (484)
  Amortization of intangible assets                                                        8,475                 2,675
                                                                                        --------              --------
                                                                                          98,666                51,475

Income before income tax expense                                                          30,089                21,794
Income tax expense                                                                        14,769                 8,964
                                                                                        --------              --------

Net income                                                                              $ 15,320              $ 12,830
                                                                                        ========              ========


Basic earnings per share                                                                $   0.76              $   0.98
                                                                                        ========              ========
Diluted earnings per share                                                              $   0.74              $   0.96
                                                                                        ========              ========

Average basic shares outstanding                                                          20,224                13,039
                                                                                        ========              ========
Average diluted shares outstanding                                                        20,570                13,355
                                                                                        ========              ========

Net income                                                                              $ 15,320              $ 12,830
Other comprehensive income, net of tax:
  Unrealized gain on securities available-for-sale, net of tax expense of $1 and $105 for the nine months ended
   September 30, 1998 and 1997, respectively                                                   2                   145
                                                                                        --------              --------
Comprehensive income                                                                    $ 15,322              $ 12,975
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


                                                   BAY VIEW CAPITAL CORPORATION
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                            (UNAUDITED)

                                                                                        ADDITIONAL
                                                          NUMBER OF        COMMON         PAID-IN        RETAINED      TREASURY
                                                           SHARES          STOCK          CAPITAL       EARNINGS*       STOCK
                                                      -------------------------------------------------------------------------
                                                               (AMOUNTS AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Balance at December 31, 1996                                15,005          $150         $100,436        $131,324      $(26,497)
Repurchase of common stock                                                                                              (39,855)
Exercise of stock options, including tax benefits              121             1            2,616
Cash dividends declared ($0.34 per share)                                                                  (4,280)
Unrealized gain, net of tax
Repayment of debt
Net income                                                                                                 14,021
                                                           -------          ----         --------        --------      --------
     Balance at December 31, 1997                           15,126           151          103,052         141,065       (66,352)

Issuance of common stock (AFEH acquisition):
     From shares held in treasury                                                                                        65,258
     From authorized but unissued shares                     5,087            51          144,691
Repurchase of common stock                                                                                              (15,462)
Exercise of stock options, including tax benefits              157             2            3,127
Cash dividends declared ($0.30 per share)                                                                  (6,043)
Unrealized gain, net of tax
Repayment of debt
Net income                                                                                                 15,320
                                                           -------          ----         --------        --------      --------
     Balance at September 30, 1998                          20,370          $204         $250,870        $150,342      $(16,556)
                                                           =======          ====         ========        ========      ========

                                                                  UNREALIZED
                                                                 GAIN (LOSS)
                                                                ON SECURITIES      DEBT OF EMPLOYEE            TOTAL
                                                             AVAILABLE-FOR-SALE,    STOCK OWNERSHIP         STOCKHOLDERS'
                                                                  NET OF TAX             PLAN                  EQUITY
                                                             ------------------    ----------------         -------------

                                                                (AMOUNTS AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Balance at December 31, 1996                                         $(713)             (4,638)               $200,062
Repurchase of common stock                                                                                     (39,855)
Exercise of stock options, including tax benefits                                                                2,617
Cash dividends declared ($0.34 per share)                                                                       (4,280)
Unrealized gain, net of tax                                            641                                         641
Repayment of debt                                                                          421                     421
Net income                                                                                                      14,021
                                                                     -----             -------                --------
     Balance at December 31, 1997                                      (72)             (4,217)                173,627

Issuance of common stock (AFEH acquisition):
     From shares held in treasury                                                                               65,258
     From authorized but unissued shares                                                                       144,742
Repurchase of common stock                                                                                     (15,462)
Exercise of stock options, including tax benefits                                                                3,129
Cash dividends declared ($0.30 per share)                                                                       (6,043)
Unrealized gain, net of tax                                              2                                           2
Repayment of debt                                                                           458                    458
Net income                                                                                                      15,320
                                                                     -----             -------                --------
     Balance at September 30, 1998                                   $ (70)            $(3,759)               $381,031
                                                                     =====             =======                ========

*  Substantially restricted

                The accompanying notes are an integral part of
                   these consolidated financial statements.


                                                   BAY VIEW CAPITAL CORPORATION
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (UNAUDITED)

                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                           -------------------------------------
                                                                                  1998                 1997
                                                                           ---------------      ----------------
                                                                                   (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                       $  15,320             $  12,830
Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:
   Amortization of intangible assets                                                 8,475                 2,675
   Proceeds from sale of loans held-for-sale                                             -               265,203
   Provision for losses on loans and real estate owned                               5,025                 1,904
   Depreciation and amortization of premises and equipment                           4,979                 1,706
   Amortization of premiums, net of discounts                                        9,936                 3,072
   Gain on sale of securities, net                                                  (1,067)                 (875)
   Increase in other assets                                                        (20,498)               (8,536)
   Decrease in other liabilities                                                   (33,238)              (52,712)
   Other, net                                                                         (557)                2,066
                                                                                 ---------             ---------
     Net cash (used in) provided by operating activities                           (11,625)              227,333
                                                                                 ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash and cash equivalents received (paid) in conjunction with
 acquisitions                                                                       82,129                (9,930)
Decrease in loans resulting from principal payments,
  net of originations                                                              434,764                81,019
Purchases of loans                                                                (985,454)             (272,076)
Principal payments on mortgage-backed securities                                   223,411                62,451
Proceeds from sale of mortgage-backed securities available-for-sale                234,080                     -
Purchases of mortgage-backed securities held-to-maturity                           (67,703)                    -
Proceeds from maturities of investment securities held-to-maturity                   5,000                     -
Proceeds from sales and maturities of investment securities                          2,357                12,792
 available-for-sale
Purchases of investment securities                                                  (1,956)               (5,358)
Proceeds from sale of real estate owned                                              3,310                 7,714
Net additions to premises and equipment                                            (10,356)               (8,504)
Increase in stock of FHLB of San Francisco                                          (4,227)               (9,036)
                                                                                 ---------             ---------
    Net cash used in investing activities                                          (84,645)             (140,928)
                                                                                 ---------             ---------


                The accompanying notes are an integral part of
                   these consolidated financial statements.


                                                   BAY VIEW CAPITAL CORPORATION
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                                            (UNAUDITED)

                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                           ----------------------------------------
                                                                                   1998                   1997
                                                                           -----------------      -----------------
                                                                                     (DOLLARS IN THOUSANDS)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits                                                            (459,834)              (139,915)
Proceeds from advances from FHLB of San Francisco                                  4,312,700              4,460,532
Repayment of advances from FHLB of San Francisco                                  (3,814,490)            (4,413,502)
Issuance of subordinated notes, net of discount                                            -                 99,350
Proceeds from securities sold under agreements to repurchase                         352,511                444,629
Repayment of securities sold under agreements to repurchase                         (382,264)              (516,657)
Decrease in other borrowings                                                         (10,941)                (9,551)
Proceeds from issuance of common stock                                                 3,127                  1,164
Repurchase of common stock                                                           (15,462)               (27,564)
Dividends paid                                                                        (6,043)                (3,073)
                                                                                 -----------            -----------
    Net cash used in financing activities                                            (20,696)              (104,587)
                                                                                 -----------            -----------

Net decrease in cash and cash equivalents                                           (116,966)               (18,182)
Cash and cash equivalents at beginning of period                                     231,822                106,828
                                                                                 -----------            -----------
Cash and cash equivalents at end of period                                       $   114,856            $    88,646
                                                                                 ===========            ===========

Supplemental disclosures:
      Interest paid                                                              $   195,377            $   113,976
      Income taxes paid                                                          $         -            $     7,463

Supplemental non-cash investing and financing activities:
    Loans transferred to real estate owned                                       $     4,203            $     8,252
    Loans transferred from held-for-sale to held-for-investment                  $         -            $   152,357

The acquisition of subsidiaries involved the following:
    Common stock issued                                                          $   210,000            $         -
    Fair value of liabilities assumed                                              2,103,341                 13,358
    Fair value of assets acquired, excluding cash and cash equivalents            (2,128,109)                (1,986)
    Goodwill                                                                        (103,103)               (21,302)
                                                                                 -----------            -----------
    Net cash and cash equivalents received (paid)                                $    82,129            $    (9,930)
                                                                                 ===========            ===========


                The accompanying notes are an integral part of
                   these consolidated financial statements.

                         BAY VIEW CAPITAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

       The accompanying unaudited interim consolidated financial statements include the accounts of Bay View Capital Corporation (the "Company"), a Delaware corporation operating as a diversified financial services company. Its business activities are concentrated in three principal areas. Bay View Bank ("BVB"), a California corporation and a federally chartered capital stock savings bank, comprises the Company's Banking Platform. Bay View Acceptance Corporation ("BVAC"), a Nevada corporation and a subsidiary of BVB, comprises the Company's Consumer Finance Platform. BVAC operates through its wholly owned subsidiaries, Bay View Credit ("BVC"), Ultra Funding, Inc. ("Ultra") and LFS-BV, Inc. ("LFS"). Bay View Commercial Finance Group ("BVCFG") (formerly Concord Growth Corporation), a California corporation and a subsidiary of the Company, comprises the Company's Commercial Finance Platform. The Company is also the holding company for Bay View Securitization Corporation ("BVSC"), a Delaware corporation formed for the purpose of issuing asset-backed securities through a trust, and Regent Financial Corporation ("Regent"), a California corporation providing item processing services. All significant intercompany balances and transactions have been eliminated in consolidation.

       The Company completed its acquisition of America First Eureka Holdings, Inc. ("AFEH") and its wholly owned subsidiary, EurekaBank, a federal savings bank, on January 2, 1998. The Company's results for the first nine months of 1998 reflect the acquisition of AFEH, which was accounted for under the purchase method of accounting.

       The information provided in these interim financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial condition as of September 30, 1998 and December 31, 1997, the results of its operations for the three and nine month periods ended September 30, 1998 and 1997, and its cash flows for the nine month periods ended September 30, 1998 and 1997. Such adjustments are of a normal, recurring nature unless otherwise disclosed in this Form 10-Q. As necessary, reclassifications have been made to prior period amounts to conform to the current period presentation. These reclassifications had no effect on the results of operations or stockholders' equity. These interim financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all of the necessary information and footnotes for a presentation in conformity with generally accepted accounting principles.

       The information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of these interim consolidated financial statements have read or have access to the Company's 1997 Annual Report on Form 10-K, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition as of December 31, 1997 and 1996 and Results of Operations for the years ended December 31, 1997, 1996 and 1995. Accordingly, only certain changes in financial condition and results of operations are discussed in this Form 10-Q. Furthermore, the interim financial results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

       The following table illustrates the calculation of basic and diluted earnings per share for the periods indicated:

                                                          THREE MONTHS ENDED                           NINE MONTHS ENDED
                                              -----------------------------------------   -----------------------------------------
                                                  SEPTEMBER 30,         SEPTEMBER 30,         SEPTEMBER 30,         SEPTEMBER 30,
                                                      1998                  1997                  1998                  1997
                                              -------------------   -------------------   -------------------   -------------------
                                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net earnings available to common stockholders      $ 5,025               $ 3,064               $15,320               $12,830

Weighted-average common shares outstanding          20,095                12,868                20,224                13,039
Add:  Dilutive potential common shares                 240                   321                   346                   316
                                                   -------               -------               -------               -------
     Diluted weighted average shares
      outstanding                                   20,335                13,189                20,570                13,355
                                                   -------               -------               -------               -------
Basic earnings per share                           $  0.25               $  0.24               $  0.76               $  0.98
                                                   =======               =======               =======               =======
Diluted earnings per share                         $  0.25               $  0.23               $  0.74               $  0.96
                                                   =======               =======               =======               =======

       The Company declared a 2 for 1 stock split in the form of a 100% stock dividend on April 14, 1997 to stockholders of record as of the close of business on May 9, 1997, which was paid on June 2, 1997. All common share and per share data, including stock option plan information, has been restated to reflect the stock split.


NOTE 3 - COMPREHENSIVE INCOME

       In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which requires that all entities report comprehensive income and its components in their financial statements. SFAS 130 requires that all items which are required to be recognized under generally accepted accounting principles as components of comprehensive income be reported in a financial statement which is displayed with the same prominence as other financial statements. Comprehensive income is defined as net income plus the change in "other comprehensive income," as defined by SFAS 130. The only component of other comprehensive income currently applicable to the Company is the net unrealized gain or loss on securities available-for-sale. This statement was implemented during the first quarter of 1998.

                          BAY VIEW CAPITAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (UNAUDITED)


NOTE 4 - STOCK OPTIONS

       The Company has five stock option plans: the "Amended and Restated 1986 Stock Option and Incentive Plan," the "1995 Stock Option and Incentive Plan," the "1989 Non-Employee Director Stock Option and Incentive Plan," the "1998-2000 Performance Stock Plan," and the "1998 Non-Employee Director Stock Option and Incentive Plan" which authorize the issuance of up to 1,759,430 shares, 2,000,000 shares, 550,000 shares, 400,000 shares, and 200,000 shares of the
Company's common stock, respectively. At September 30, 1998, there were 1,148,399 shares available for grant under these plans as illustrated in the following table:

                                  AMENDED AND                                1989 NON-                                  1998
                                    RESTATED            1995 STOCK            EMPLOYEE                              NON-EMPLOYEE
                                   1986 STOCK           OPTION AND         DIRECTOR STOCK         1998-2000        DIRECTOR STOCK
                                   OPTION AND           INCENTIVE            OPTION AND          PERFORMANCE         OPTION AND
                                 INCENTIVE PLAN            PLAN            INCENTIVE PLAN        STOCK PLAN        INCENTIVE PLAN
                              -----------------    -----------------    -----------------    -----------------   -----------------
Shares reserved for issuance          1,759,430            2,000,000              550,000              400,000             200,000
Granted                              (2,048,816)          (1,604,500)            (570,000)                   -                   -
Forfeited                               290,074              152,899               20,000                    -                   -
Expired                                    (688)                   -                    -                    -                   -
                                    -----------          -----------            ---------             --------            --------
     Total available for grant                -              548,399                    -              400,000             200,000
                                    ===========          ===========            =========             ========            ========

       At September 30, 1998, the Company had outstanding stock options for all plans, with expiration dates from the years 1998 through 2008, as follows:

                                                      NUMBER OF                 EXERCISE PRICE                 AVERAGE
                                                    OPTION SHARES                   RANGE                   EXERCISE PRICE
                                               ---------------------       ----------------------      ----------------------
Outstanding at December 31, 1997                       1,758,400              $ 7.88 - $34.41                  $19.70
Granted                                                  335,500              $27.69 - $35.20                  $31.40
Exercised                                               (156,101)             $ 7.88 - $28.44                  $12.25
Forfeited                                                (74,399)             $25.50 - $35.20                  $28.45
                                                      ----------              ---------------                  ------
     Outstanding at September 30, 1998                 1,863,400              $ 7.88 - $35.20                  $22.07
                                                      ==========              ===============                  ======


NOTE 5 - DIVIDEND DECLARATION

       The Company declared a quarterly cash dividend of $0.10 per share on September 24, 1998, payable on October 23, 1998 to stockholders of record as of October 9, 1998. The dividend payable, totaling approximately $2.0 million, was accrued as of September 30, 1998 and is reflected in the accompanying interim consolidated financial statements.


NOTE 6 - ACQUISITION OF AMERICA FIRST EUREKA HOLDINGS, INC.

       The Company completed its acquisition of America First Eureka Holdings, Inc. and its wholly owned subsidiary, EurekaBank, a federal savings bank, on January 2, 1998. Pursuant to the Merger Agreement, the Company paid $90 million in cash and $210 million in stock (8,076,923 shares of the Company's common stock, a portion of which were issued from the Company's shares in treasury) to America First Financial Fund 1987-A Limited Partnership, the sole shareholder of AFEH, for a total purchase price of $300 million. The number of common shares issued was based on the average value of the Company's

                         BAY VIEW CAPITAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (UNAUDITED)

common stock for the 20 full trading days ending on the fifth business day prior to the merger closing date. Based on the average value of the Company's common stock during this period and pursuant to the Merger Agreement, the number of common shares issued was determined by dividing the $210 million stock portion of the purchase price by $26.00 per share.

       The acquisition of AFEH was accounted for under the purchase method of accounting effective January 2, 1998. The amount of goodwill recorded as of the merger date was approximately $103 million, excluding core deposit intangibles ("CDI") of approximately $12 million. This goodwill, representing the excess of the purchase price over the fair value of net assets acquired, is being amortized on a straight-line basis over a 20-year period. This goodwill amount is subject to the finalization of purchase accounting adjustments, and included approximately $800,000 in net adjustments during the third quarter of 1998.

       The following table illustrates the estimated allocation of the purchase price:

                                                             (DOLLARS IN THOUSANDS)
                                                           ------------------------
Cash paid                                                         $   90,000
Value of common stock issued                                         210,000
Acquisition costs                                                      4,456
                                                                  ----------
      Total purchase price                                           304,456

Fair value of assets acquired, including CDI                       2,304,694
Fair value of liabilities assumed                                  2,103,341
                                                                  ----------
     Net assets acquired                                             201,353
                                                                  ----------

     Purchase price in excess of net assets acquired              $  103,103
                                                                  ==========

       The unaudited pro forma financial information in the table below presents the combined results of operations of the Company and AFEH for the three and nine month periods ended September 30, 1997 as if the acquisition of AFEH had occurred as of January 1, 1997. The pro forma financial information is presented for informational purposes and is not necessarily indicative of the results of operations which would have occurred had the Company and AFEH constituted a single entity during the first nine months of 1997. The pro forma financial information is also not necessarily indicative of the future results of operations of the combined company. In particular, the Company expects to achieve certain cost savings as a result of the acquisition which have not been included in the pro forma financial information.

                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                            SEPTEMBER 30, 1997              SEPTEMBER 30, 1997
                                        --------------------------      --------------------------
                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net interest income                            $ 36,132                          $104,339
Provision for loan losses                          (901)                           (2,580)
Noninterest income                                4,986                            17,535
Noninterest expense                             (32,972)                          (89,400)
Income tax expense                               (3,485)                          (14,397)
                                               --------                          --------
     Net income                                $  3,760                          $ 15,497
                                               ========                          ========

Basic earnings per share                       $   0.18                          $   0.73
                                               ========                          ========
Diluted earnings per share                     $   0.18                          $   0.72
                                               ========                          ========

                         BAY VIEW CAPITAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (UNAUDITED)


       The unaudited pro forma combined net income for the third quarter of 1997 of $3.8 million consists of net income for the Company of $3.1 million and net income for AFEH of $5.3 million, less pro forma adjustments of $4.6 million. The unaudited pro forma combined net income for the first nine months of 1997 of $15.5 million consists of net income for the Company of $12.8 million and net income for AFEH of $18.0 million, less pro forma adjustments of $15.3 million. Significant pro forma adjustments include interest expense relating to $100 million in subordinated debt issued in August 1997 in anticipation of the Company's acquisition of AFEH, amortization expense relating to goodwill and core deposit intangibles created as a result of the acquisition and additional income tax expense relating to income taxes that would have been recognized utilizing the Company's effective income tax rates for the first nine months of 1997, net of the tax impact of the pro forma adjustments. The unaudited pro forma financial information excludes the utilization of net operating loss ("NOL") carryforwards as the tax benefit associated with the NOL carryforwards was established as a deferred tax asset as of the acquisition date. As of January 1, 1997, AFEH had approximately $205 million in NOL carryforwards for federal tax purposes which expire in various years through 2007.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

                              STRATEGIC OVERVIEW

       The Company is a diversified financial services company which operates from three distinct business platforms:

       . A Banking and Depository Platform ("Banking Platform") which is comprised primarily of first and second mortgage loans and mortgage-backed securities.

       . A Consumer Finance Platform which is comprised of motor vehicle loans and leases and high loan-to-value ("HLTV") home equity loans.

       . A Commercial Finance Platform which is comprised primarily of asset-based lending, factoring and commercial leasing activities.

THE COMPANY'S MISSION STATEMENT

       To build a diversified financial services company by investing in niche businesses with risk-adjusted returns that enhance shareholder value.

THE COMPANY'S STRATEGIES

       The Company's strategies center around the continued transition to traditional commercial banking activities and the resulting expansion of its net interest margin. In order to realize this objective, management is pursuing strategies that include the following:

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

       . De-emphasizing the less profitable elements of the Company's business activities including ceasing residential mortgage loan originations and reducing BVB's wholesale activities.

       . Maintaining the capital level of BVB at or above the minimum "well capitalized" (as defined for bank regulatory purposes) level and returning any excess capital to the Company.

       . Redeploying the Company's excess capital in businesses intended to generate assets with higher risk-adjusted returns than those typically provided by mortgage loans and mortgage-backed securities.

Banking Platform Strategies

       The Banking Platform is largely represented by the operations of BVB which has 56 branches serving primarily the San Francisco Bay Area and one branch serving Southern California. The Banking Platform's strategic focus is to expand the retail deposit franchise through the growth of "transaction accounts" (e.g., checking, savings and money market accounts), instead of higher-cost certificates of deposit, as a source of financing for the Company. As a result, transaction accounts at BVB as a percentage of total retail deposits increased to 44.5% at September 30, 1998 as compared with 34.6% and 30.3% at December 31, 1997 and 1996, respectively.

       The Company recently announced that it had filed applications with the Office of the Comptroller of the Currency and the Federal Reserve Board to convert BVB from a federally chartered savings bank regulated by the Office of Thrift Supervision ("OTS") to a national bank regulated by the Office of the Comptroller of the Currency. The Company anticipates that the review process will be completed during the fourth quarter of 1998.

Consumer Finance Platform Strategies

       The Consumer Finance Platform is comprised of motor vehicle loans and leases underwritten and purchased by BVAC through its subsidiaries BVC, Ultra and LFS. The platform also includes HLTV home equity loans purchased by the Company.

       BVAC underwrites and purchases high quality, fixed-rate loans and leases secured by new and used motor vehicles. BVAC has successfully carved out niche strategies in the increasingly competitive motor vehicle finance industry.

       One such niche strategy includes motor vehicle loans where the borrower desires a higher relative loan amount and/or longer term than is offered by many other motor vehicle financing sources. In return for the flexibility of the product it offers, BVAC charges interest rates higher than those typically offered by traditional sources of motor vehicle financing, such as banks and captive finance companies, while applying its traditional underwriting criteria on a case-by-case basis to mitigate any potential loan losses. BVAC also employs niche strategies in its in-line (i.e., conventional) loan and lease businesses including geographic and product niches.

       Securitization and Sale of Motor Vehicle Loan Portfolio

       In January 1997, BVAC sold $253 million of its motor vehicle loan portfolio to BVSC. The motor vehicle loan portfolio was recorded at its fair value upon acquisition of BVC in June 1996 assuming that such loans would be securitized and sold. As a result, the only gain recorded on the securitization and sale of the loans was related to changes in market interest rates between the acquisition date of BVC and the subsequent securitization and sale of the loans. The Company ceased its securitization activities during 1997 in conjunction with the announcement of the EurekaBank acquisition.

       Strategic Alliance

       The Company has previously announced a strategic alliance with Lendco for the purchase of motor vehicle leases. The Company began purchasing motor vehicle leases from Lendco during April 1998. The agreements with Lendco also provide the Company with an option to acquire Lendco. The Company continues to evaluate the viability of such an acquisition.

Commercial Finance Platform Strategies

       BVCFG comprises the Company's Commercial Finance Platform. Based in San Mateo, California and Encino, California, BVCFG is engaged primarily in asset-based lending, factoring and the purchasing of leases from Signature Financial Group ("Signature").

       In December 1997, the Company announced an expansion of the Commercial Finance Platform including the formation of a new asset-based lending group known as Bay View Financial Corporation. Specifically, the Company expanded the asset-based lending segment of the platform by adding personnel with significant industry experience, relocating the asset-based lending business to Southern California, one of the top asset-based lending markets in the country, and adding new and enhanced products to the Commercial Finance Platform's product array. This expansion represents a significant step in achieving the Company's goal of establishing a $200-300 million asset-based lending platform.

       Strategic Alliance

       The Company has previously announced a strategic alliance with Signature, a Danville, California-based company specializing in small-ticket equipment leases nationwide. The Company began purchasing leases from Signature during the second quarter of 1998. The agreement with Signature also provides the Company with an option to acquire Signature. The Company continues to evaluate the viability of such an acquisition.


                             RESULTS OF OPERATIONS

       The Company's results for the first nine months of 1998 reflect the Company's acquisitions of EurekaBank effective January 2, 1998 and Ultra effective October 1, 1997. The Company's results for the first nine months of 1997 reflect the Company's acquisition of BVCFG effective April 1, 1997.

       Net income for the third quarter of 1998 was $5.0 million, or $0.25 per diluted share, as compared with $3.1 million, or $0.23 per diluted share, for the third quarter of 1997. Net income for the first nine months of 1998 was $15.3 million, or $0.74 per diluted share, as compared with $12.8 million, or $0.96 per diluted share, for the first nine months of 1997.

NET INTEREST INCOME

       Net interest income for the third quarter of 1998 was $39.3 million as compared with $22.4 million for the third quarter of 1997. Net interest income for the first nine months of 1998 was $114.5 million as compared with $65.2 million for the first nine months of 1997. The Company's net interest margin for the third quarter of 1998 was 3.05% as compared with 2.94% for the third quarter of 1997. The Company's net interest margin for the first nine months of 1998 was 3.00% as compared with 2.84% for the first nine months of 1997. The increases in net interest income, as compared with the respective prior periods, were principally a result of the Company's acquisition of EurekaBank, effective January 2, 1998, as well as continued growth in the Consumer Finance Platform and the Commercial Finance Platform. The increases in net interest margin, as compared with the respective prior periods, were principally a result of the continuing shift from traditional mortgage-based assets to consumer and commercial assets with higher risk-adjusted yields combined with a decrease in the Company's funding costs, partially offset by the impact of EurekaBank's lower-yielding portfolio of mortgage loans.

       Consistent with the first half of 1998, the Company continued to experience a significant level of prepayments on loans (primarily mortgage loans) and mortgage-backed securities during the third quarter of 1998, reflecting the recent low interest rate environment. Prepayments (including normal amortization) during the third quarter of 1998 were approximately $430 million, representing an annualized rate of 32.9%. Prepayments during September 1998 were approximately $130 million, representing an annualized rate of 31.2%. Prepayments on loans and mortgage-backed securities for the first nine months of 1998 were approximately $1.2 billion, representing an annualized rate of 32.9%. The impact of prepayments during the first nine months of 1998 was offset by loan and lease originations and purchases during the period of approximately $1.5 billion. During the third quarter of 1998, however, loan and mortgage-backed securities prepayments and sales of securities exceeded loan and lease originations and purchases and purchases of securities by approximately $190 million. While the Company's loan production remained strong, the level of loan purchases declined during the third quarter of 1998, reflecting the current economic environment and a difficulty in identifying assets with sufficient risk-adjusted yields.

       The following tables illustrate net interest income and net interest margin, by platform, for the periods indicated:

                                                             THREE MONTHS ENDED (UNAUDITED)
                                        ----------------------------------------------------------------------
                                                SEPTEMBER 30, 1998                    SEPTEMBER 30, 1997
                                        --------------------------------     ---------------------------------
                                              NET                NET                NET                NET
                                            INTEREST          INTEREST           INTEREST           INTEREST
                                             INCOME            MARGIN             INCOME             MARGIN
                                        --------------    --------------     ---------------    --------------
                                                                 (DOLLARS IN THOUSANDS)
Banking Platform                            $25,411              2.43%            $16,165              2.35%
Consumer Finance Platform (1)                11,406              5.15               3,749              6.60
Commercial Finance Platform (1)               2,447             12.19               2,454             18.74
                                            -------             -----             -------             -----
     Total                                  $39,264              3.05%            $22,368              2.94%
                                            =======             =====             =======             =====


                                                              NINE MONTHS ENDED (UNAUDITED)
                                        ----------------------------------------------------------------------
                                                SEPTEMBER 30, 1998                    SEPTEMBER 30, 1997
                                        --------------------------------     ---------------------------------
                                              NET                NET                NET                NET
                                            INTEREST          INTEREST           INTEREST           INTEREST
                                             INCOME            MARGIN             INCOME             MARGIN
                                        --------------    --------------     ---------------    --------------
                                                                 (DOLLARS IN THOUSANDS)
Banking Platform                          $ 81,198              2.49%            $52,332              2.45%
Consumer Finance Platform (1)               26,385              5.22               7,853              5.88
Commercial Finance Platform (1)              6,959             14.05               5,006             19.56
                                          --------             -----             -------             -----
     Total                                $114,542              3.00%            $65,191              2.84%
                                          ========             =====             =======             =====

(1) The Consumer Finance Platform was created with the acquisitions of BVC in June 1996 and Ultra in October 1997. The Consumer Finance Platform began purchasing HLTV home equity loans in August 1997. The Commercial Finance Platform was created with the acquisition of BVCFG in April 1997.

       As each of the above platforms is funded by the deposits and borrowings of BVB and the debt of the Company, the cost of funds for each platform is deemed equal to the consolidated Company's cost of funds in the computation of net interest income and net interest margin by platform.

       The following table illustrates average interest-earning assets, by platform, for the periods indicated:

                                                                                 (UNAUDITED)
                                          ---------------------------------------------------------------------------------------
                                                       THREE MONTHS ENDED                            NINE MONTHS ENDED
                                          ------------------------------------------    -----------------------------------------
                                              SEPTEMBER 30,          SEPTEMBER 30,          SEPTEMBER 30,         SEPTEMBER 30,
                                                  1998                   1997                   1998                   1997
                                          -------------------    -------------------    -------------------    ------------------
                                                                             (DOLLARS IN THOUSANDS)
Banking Platform                               $4,228,391             $2,783,617             $4,345,480            $2,835,114
Consumer Finance Platform(1)                      886,574                226,115                667,316               176,502
Commercial Finance Platform(1),(2)                 79,638                 51,957                 66,219                34,034
                                               ----------             ----------             ----------            ----------
     Total average interest-earning assets     $5,194,603             $3,061,689             $5,079,015            $3,045,650
                                               ==========             ==========             ==========            ==========

(1) The Consumer Finance Platform was created with the acquisitions of BVC in June 1996 and Ultra in October 1997. The Consumer Finance Platform began purchasing HLTV home equity loans in August 1997. The Commercial Finance Platform was created with the acquisition of BVCFG in April 1997.
(2) The Commercial Finance Platform's average interest-earning asset balance for the third quarter of 1998 included average asset-based lending balances of $52.1 million as compared with $36.0 million for the third quarter of 1997.

Banking Platform
----------------

       The Banking Platform's net interest margin for the third quarter of 1998 was 2.43% as compared with 2.35% for the third quarter of 1997. The platform's net interest margin for the first nine months of 1998 was 2.49% as compared with 2.45% for the first nine months of 1997. The increases in net interest margin, as compared with the respective prior periods, were primarily due to a decrease in the Company's funding costs, as discussed elsewhere herein. This improvement associated with lower funding costs was partially offset, however, by the impact of EurekaBank's lower-yielding portfolio of mortgage loans which were acquired by the Company effective January 2, 1998, combined with a $200 million purchase of lower-yielding mortgage loans in June 1998, primarily to assist BVB in meeting its Community Reinvestment Act ("CRA") requirements, and the continued prepayments of higher-yielding mortgage loans and mortgage-backed securities.

Consumer Finance Platform
-------------------------

       The Consumer Finance Platform's net interest margin for the third quarter of 1998 was 5.15% as compared with 6.60% for the third quarter of 1997. The platform's net interest margin for the first nine months of 1998 was 5.22% as compared with 5.88% for the first nine months of 1997. The decreases in net interest margin, as compared with the respective prior periods, were due to lower yields on new auto assets generated, including purchases of lower-yielding recreational vehicle loans, partially offset by purchases of higher-yielding HLTV home equity loans and a decrease in the Company's funding costs. While the Consumer Finance Platform's auto loan yields on new assets originated decreased during the first six months of 1998, largely due to the impact of the competitive environment, these loan yields stabilized during the third quarter of 1998.

       During the third quarter of 1998, the Consumer Finance Platform generated $200 million in motor vehicle loans and leased assets as compared with $91 million during the third quarter of 1997. The totals for the third quarter of 1998 included $117 million in auto loans, with an average Fair Isaac Credit Bureau ("FICO") score of 702, and $83 million in auto leases, with an average FICO score of 736. The Company generally considers FICO scores of 680 and higher as "A-quality" paper.

       On June 10, 1998, the Company announced that it had executed a definitive agreement to acquire PSB Lending Corp. ("PSBL"), an indirect originator of HLTV home equity loans. On August 27, 1998, the Company announced that it had cancelled the proposed acquisition of PSBL, due to the Company's federal banking regulatory agency, the Office of Thrift Supervision, implementing restrictions on the amount of HLTV home equity loans an insured thrift institution may own. These restrictions were such that they would prevent the Company from achieving its original acquisition-related economic assumptions. At September 30, 1998, the Consumer Finance Platform had approximately $420 million in HLTV home equity loans as compared with approximately $67 million at December 31, 1997. The increase in HLTV home equity loans was attributable to $386 million in purchases during the first nine months of 1998, including approximately $92 million purchased during the third quarter of 1998, with an average FICO score of 682. At September 30, 1998, the Company had approximately $60 million in purchase commitments remaining with PSBL.

Commercial Finance Platform
---------------------------

       The Commercial Finance Platform's net interest margin for the third quarter of 1998 was 12.19% as compared with 18.74% for the third quarter of 1997. The platform's net interest margin for the first nine months of 1998 was 14.05% as compared with 19.56% for the first nine months of 1997. This platform was created as a result of the Company's acquisition of BVCFG, which was accounted for under the purchase method of accounting effective April 1, 1997. The decreases in net interest margin, as compared with the respective prior periods, were largely the result of growth in the platform's asset-based lending segment which generates lower risk-adjusted yields relative to the platform's factoring segment, partially offset by a decrease in the Company's funding costs. The Commercial Finance Platform's asset-based lending segment increased from $40 million at December 31, 1997 to over $60 million at September 30, 1998.

AVERAGE BALANCE SHEET

       The following tables illustrate certain information relating to the Company's consolidated statements of financial condition and reflect the average yields on interest-earning assets and average rates on interest-bearing liabilities for the periods indicated. Such yields and rates are derived by dividing interest income or interest expense by the average balances of interest-earning assets or interest-bearing liabilities, respectively, for the periods indicated. Average balances of interest-earning assets and interest-bearing liabilities were calculated by averaging the relevant month-end amounts for the respective periods.

                                                                    AVERAGE BALANCES, YIELDS AND RATES (UNAUDITED)
                                                 ----------------------------------------------------------------------------------
                                                                THREE MONTHS ENDED                      THREE MONTHS ENDED
                                                                SEPTEMBER 30, 1998                      SEPTEMBER 30, 1997
                                                 ----------------------------------------------------------------------------------
                                                     AVERAGE                     AVERAGE        AVERAGE                    AVERAGE
                                                     BALANCE      INTEREST     YIELD/RATE       BALANCE      INTEREST    YIELD/RATE
                                                 ----------------------------------------------------------------------------------
                                                                                (DOLLARS IN THOUSANDS)
ASSETS
------
Interest-earning assets:
Loans receivable                                    $4,373,323     $ 91,531          8.36%     $2,377,046     $50,674          8.51%

Mortgage-backed securities (1)                         632,638       10,054          6.36         523,049       8,374          6.40
Investment securities (1)                              188,642        2,983          6.29         161,594       2,689          6.56
                                                    ----------     --------        ------      ----------     -------        ------
Total interest-earning assets                        5,194,603     $104,568          8.04%      3,061,689     $61,737          8.05%
                                                                   ========        ======                     =======        ======
Other assets                                           398,032                                     98,376
                                                    ----------                                 ----------
Total assets                                        $5,592,635                                 $3,160,065
                                                    ==========                                 ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Interest-bearing liabilities:
  Customer deposits                                 $3,287,430     $ 36,507          4.40%     $1,591,239     $18,599          4.63%

  Borrowings (2)                                     1,869,790       28,797          6.12       1,320,455      20,770          6.26
                                                    ----------     --------        ------      ----------     -------        ------
Total interest-bearing liabilities                   5,157,220     $ 65,304          5.03%      2,911,694     $39,369          5.37%
                                                                   ========        ======                     =======        ======
Other liabilities                                       46,433                                     53,058
                                                    ----------                                 ----------
Total liabilities                                    5,203,653                                  2,964,752
Stockholders' equity                                   388,982                                    195,313
                                                    ----------                                 ----------
Total liabilities and stockholders' equity          $5,592,635                                 $3,160,065
                                                    ==========                                 ==========

     Net interest income/net interest spread                       $ 39,264          3.01%                    $22,368          2.68%
                                                                   ========        ======                     =======        ======

     Net interest earning assets                    $   37,383                                 $  149,995
                                                    ==========                                 ==========

     Net interest margin (3)                                                         3.05%                                     2.94%
                                                                                   ======                                    ======


(1) Average balances and yields for mortgage-backed securities and investment securities classified as available-for-sale are based on historical amortized cost.
(2) Interest expense for borrowings includes interest expense on interest rate swaps of $407,000 and $533,000 for the three months ended September 30, 1998 and 1997, respectively.
(3) Annualized net interest income divided by average interest-earning assets.

                                                                     AVERAGE BALANCES, YIELDS AND RATES (UNAUDITED)
                                                ------------------------------------------------------------------------------------
                                                               NINE MONTHS ENDED                        NINE MONTHS ENDED
                                                               SEPTEMBER 30, 1998                       SEPTEMBER 30, 1997
                                                ------------------------------------------------------------------------------------
                                                     AVERAGE                     AVERAGE        AVERAGE                     AVERAGE
                                                     BALANCE      INTEREST     YIELD/RATE       BALANCE      INTEREST     YIELD/RATE
                                                 -----------------------------------------------------------------------------------
                                                                                (DOLLARS IN THOUSANDS)
ASSETS
------
Interest-earning assets:
Loans receivable                                    $4,124,300     $257,447          8.33%     $2,351,527     $145,744        8.26%
Mortgage-backed securities (1)                         787,617       38,598          6.53         545,500       26,453        6.47
Investment securities (1)                              167,098        7,935          6.28         148,623        7,122        6.30
                                                    ----------     --------        ------      ----------     --------      ------
Total interest-earning assets                        5,079,015     $303,980          7.98%      3,045,650     $179,319        7.84%
                                                                   ========        ======                     ========      ======
Other assets                                           380,168                                     65,771
                                                    ----------                                 ----------
Total assets                                        $5,459,183                                 $3,111,421
                                                    ==========                                 ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Interest-bearing liabilities:
  Customer deposits                                 $3,424,222     $115,105          4.49%     $1,638,520     $ 56,723        4.63%
  Borrowings (2)                                     1,577,733       74,333          6.29       1,228,125       57,405        6.23
                                                    ----------     --------        ------      ----------     --------      ------
Total interest-bearing liabilities                   5,001,955     $189,438          5.06%      2,866,645     $114,128        5.32%
                                                                   ========        ======                     ========      ======
Other liabilities                                       68,314                                     49,411
                                                    ----------                                 ----------
Total liabilities                                    5,070,269                                  2,916,056
Stockholders' equity                                   388,914                                    195,365
                                                    ----------                                 ----------
Total liabilities and stockholders' equity          $5,459,183                                 $3,111,421
                                                    ==========                                 ==========

     Net interest income/net interest spread                       $114,542          2.92%                    $ 65,191        2.52%
                                                                   ========        ======                     ========      ======

     Net interest earning assets                    $   77,060                                 $  179,005
                                                    ==========                                 ==========

     Net interest margin (3)                                                         3.00%                                    2.84%
                                                                                   ======                                   ======


(1) Average balances and yields for mortgage-backed securities and investment securities classified as available-for-sale are based on historical amortized cost.
(2) Interest expense for borrowings includes interest expense on interest rate swaps of $1.6 million and $2.1 million for the nine months ended September 30, 1998 and 1997, respectively.
(3) Annualized net interest income divided by average interest-earning assets.

INTEREST INCOME

Interest on Loans

       Interest on loans was $91.5 million for the third quarter of 1998 as compared with $50.7 million for the third quarter of 1997. Interest on loans was $257.4 million for the first nine months of 1998 as compared with $145.7 million for the first nine months of 1997. The increases in interest on loans, as compared with the respective prior periods, were largely a result of the acquisitions of EurekaBank, Ultra and BVCFG, combined with internally generated platform loan growth.

       The following tables illustrate interest on loans, by platform, for the periods indicated:

                                                                        THREE MONTHS ENDED (UNAUDITED)
                                            ------------------------------------------------------------------------------------
                                                        SEPTEMBER 30, 1998                           SEPTEMBER 30, 1997
                                            ---------------------------------------      ---------------------------------------
                                                                        AVERAGE                                      AVERAGE
                                                  AMOUNT                 YIELD                 AMOUNT                 YIELD
                                            -----------------     -----------------      -----------------     -----------------
                                                                            (DOLLARS IN THOUSANDS)
Banking Platform                                 $65,520                  7.69%               $41,225                  7.83%
Consumer Finance Platform(1)                      22,562                 10.14                  6,326                 11.42
Commercial Finance Platform(1)                     3,449                 17.18                  3,123                 23.85
                                                 -------                 -----                -------                 -----
     Total                                       $91,531                  8.36%               $50,674                  8.51%
                                                 =======                 =====                =======                 =====


                                                                         NINE MONTHS ENDED (UNAUDITED)
                                            ------------------------------------------------------------------------------------
                                                        SEPTEMBER 30, 1998                           SEPTEMBER 30, 1997
                                            ---------------------------------------      ---------------------------------------
                                                                        AVERAGE                                      AVERAGE
                                                  AMOUNT                 YIELD                 AMOUNT                 YIELD
                                            -----------------     -----------------      -----------------     -----------------
                                                                            (DOLLARS IN THOUSANDS)
Banking Platform                                $197,035                  7.75%              $125,644                  7.80%
Consumer Finance Platform(1)                      50,982                 10.20                 13,803                 10.78
Commercial Finance Platform(1)                     9,430                 19.04                  6,297                 24.61
                                                --------                 -----               --------                 -----
     Total                                      $257,447                  8.33%              $145,744                  8.26%
                                                ========                 =====               ========                 =====

(1) The Consumer Finance Platform was created with the acquisitions of BVC in June 1996 and Ultra in October 1997. The Consumer Finance Platform began purchasing HLTV home equity loans in August 1997. The Commercial Finance Platform was created with the acquisition of BVCFG in April 1997.

Banking Platform
----------------

       The Banking Platform's average loan yield for the third quarter of 1998 was 7.69% as compared with 7.83% for the third quarter of 1997. The platform's average loan yield for the first nine months of 1998 was 7.75% as compared with 7.80% for the first nine months of 1997. The decreases in the platform's average loan yields, as compared to the respective prior periods, were due to the impact of EurekaBank's lower-yielding portfolio of mortgage loans which were acquired effective January 2, 1998, combined with the aforementioned $200 million purchase of lower-yielding mortgage loans in June 1998 and the continued prepayments of higher-yielding mortgage loans.

Consumer Finance Platform
-------------------------

       The Consumer Finance Platform's average loan yield for the third quarter of 1998 was 10.14% as compared with 11.42% for the third quarter of 1997. The platform's average loan yield for the first nine months of 1998 was 10.20% as compared with 10.78% for the first nine months of 1997. The decreases in the platform's average loan yields, as compared with the respective prior periods, were due to lower yields on new auto assets generated, including purchases of lower-yielding recreational vehicle loans, partially offset by purchases of higher-yielding HLTV home equity loans. While the Consumer Finance Platform's auto loan yields on new assets originated decreased during the first six months of 1998, largely due to the impact of the competitive environment, these loan yields stabilized during the third quarter of 1998.

Commercial Finance Platform
---------------------------

       The Commercial Finance Platform's average loan yield for the third quarter of 1998 was 17.18% as compared with 23.85% for the third quarter of 1997. The platform's average loan yield for the first nine months of 1998 was 19.04% as compared with 24.61% for the first nine months of 1997. The decreases in the platform's average loans yields, as compared with the respective prior periods, were largely the result of growth in the platform's asset-based lending segment which generates lower risk-adjusted yields relative to the platform's factoring segment. This platform was created as a result of the Company's acquisition of BVCFG effective April 1997.

Interest on Mortgage-backed Securities

       Interest on the Company's mortgage-backed securities ("MBS") for the third quarter of 1998 was $10.1 million as compared with $8.4 million for the third quarter of 1997. Interest on MBS for the first nine months of 1998 was $38.6 million as compared with $26.5 million for the first nine months of 1997. The average yield on MBS was 6.36% for the third quarter of 1998 as compared with 6.40% for the third quarter of 1997. The average yield on MBS was 6.53% for the first nine months of 1998 as compared with 6.47% for the first nine months of 1997. The increases in interest on MBS, as compared with the respective prior periods, were primarily attributable to the acquisition of EurekaBank's MBS portfolio effective January 2, 1998, partially offset by a high level of MBS prepayments during the first nine months of 1998. The decrease in the average yield for the third quarter of 1998, as compared with the third quarter of 1997, was due to continued prepayments during 1998 of higher-yielding MBS, partially offset by the benefit associated with the acquisition of EurekaBank's MBS portfolio, which reflected yields higher than BVB's pre-acquisition MBS portfolio. The increase in the average yield for the first nine months of 1998, as compared with the first nine months of 1997, was attributable to EurekaBank's higher-yielding MBS portfolio.

Interest and Dividends on Investment Securities

       Interest and dividends from the Company's investment securities for the third quarter of 1998 were $3.0 million as compared with $2.7 million for the third quarter of 1997. Interest and dividends on investment securities for the first nine months of 1998 were $7.9 million as compared with $7.1 million for the first nine months of 1997. The average yield on investment securities for the third quarter of 1998 was 6.29% as compared with 6.56% for the third quarter of 1997. The average yield on investment securities for the first nine months of 1998 was 6.28% as compared with 6.30% for the first nine months of 1997. The increases in interest and dividends on investment securities, as compared with the respective prior periods, were primarily due to the Company's acquisition of EurekaBank's investment securities portfolio effective January 2, 1998. The decreases in the average yields, as compared with the respective prior periods, were primarily due to the impact of the recent interest rate environment.

INTEREST EXPENSE

Interest on Customer Deposits

       Interest on the Company's customer deposits was $36.5 million for the third quarter of 1998 as compared with $18.6 million for the third quarter of 1997. Interest on customer deposits was $115.1 million for the first nine months of 1998 as compared with $56.7 million for the first nine months of 1997. The cost of deposits was 4.40% for the third quarter of 1998 as compared with 4.63% for the third quarter of 1997. The cost of deposits was 4.49% for the first nine months of 1998 as compared with 4.63% for the first nine months of 1997.

The increases in interest on customer deposits, as compared with the respective prior periods, were due to the acquisition of EurekaBank's customer deposit balances effective January 2, 1998, partially offset by a decrease in the Company's cost of deposits. This decrease in the cost of deposits resulted from a combination of factors, including an increase in lower-cost transaction accounts, deposit pricing strategies, the recent interest rate environment, and the run-off of jumbo and brokered certificates of deposit.

       The Company's cost of deposits for September 1998 was 4.38%. This cost was 52 basis points below the Eleventh District Cost of Funds Index ("COFI") of 4.90% for August 1998, the most recent data available. Transaction account balances as a percentage of total retail deposits were 44.5% at September 30, 1998 as compared with 34.6% and 30.3% at December 31, 1997 and 1996, respectively.

       The following table summarizes the Company's cost of deposits versus COFI and the Company's transaction accounts as a percentage of total retail deposits for the periods indicated:

                                                                         MONTHS ENDED (UNAUDITED)
                                      ------------------------------------------------------------------------------------------
                                            SEPTEMBER 30, 1998              DECEMBER 31, 1997               DECEMBER 31, 1996
                                      --------------------------      --------------------------      --------------------------
Cost of deposits                                4.38%                           4.71%                           4.60%
COFI (1)                                        4.90                            4.95                            4.84
                                               -----                           -----                           -----
     Spread below COFI                         (0.52%)                         (0.24%)                         (0.24%)
                                               =====                           =====                           =====
Transaction accounts as a
  percentage of total retail deposits           44.5%                           34.6%                           30.3%
                                               =====                           =====                           =====

(1) The COFI numbers represent the cost for the preceding month, the most recent data available for each reporting period.

       While the spread below COFI for the Company's deposits was 52 basis points for September 1998, the spread for the original Bay View Bank branches, on a standalone basis, was 78 basis points for September 1998. The cost of deposits for the original EurekaBank branches, on a standalone basis, was 44 basis points below COFI for September 1998, reflecting EurekaBank's higher deposit pricing structure. Since the acquisition of EurekaBank effective January 2, 1998, the Company has been successful in reducing the cost of the EurekaBank deposits, along with the cost of the BVB deposits, consistent with the Company's overall pricing strategies. The Company expects that the cost of deposits for the EurekaBank branches should continue to decrease to levels consistent with the Bay View Bank branches. The following table summarizes the cost of deposits versus COFI for the Bay View Bank branches and the EurekaBank branches for the periods indicated:

                                                                       MONTHS ENDED (UNAUDITED)
                                    ------------------------------------------------------------------------------------------
                                          SEPTEMBER 30, 1998                JUNE 30, 1998                   MARCH 31, 1998
                                    --------------------------      --------------------------      --------------------------
Cost of deposits - BVB                         4.12%                           4.22%                           4.41%
Cost of deposits - EurekaBank                  4.46%                           4.56%                           4.66%
COFI (1)                                       4.90%                           4.88%                           4.97%
                                             ------                          ------                          ------
  Spread below COFI - BVB                     (0.78%)                         (0.66%)                         (0.56%)
                                             ======                          ======                          ======
  Spread below COFI - EurekaBank              (0.44%)                         (0.32%)                         (0.31%)
                                             ======                          ======                          ======

(1) The COFI numbers represent the cost for the preceding month, the most recent data available for each reporting period.

Interest on Borrowings

       Interest on the Company's borrowings, including senior debentures, subordinated notes and other borrowings, was $28.8 million for the third quarter of 1998 as compared with $20.8 million for the third quarter of 1997. Interest on borrowings was $74.3 million for the first nine months of 1998 as compared with $57.4 million for the first nine months of 1997. The average cost of borrowings was 6.12% for the third quarter of

1998 as compared with 6.26% for the third quarter of 1997. The average cost of borrowings was 6.29% for the first nine months of 1998 as compared with 6.23% for the first nine months of 1997. The increases in interest on borrowings, as compared with the respective prior periods, were due to a combination of factors including a higher level of Federal Home Loan Bank ("FHLB") advances outstanding during 1998 and the Company's issuance of $100 million in subordinated debt in August 1997 with an all-in cost of approximately 9.6%. The decrease in the average cost of borrowings for the third quarter of 1998, as compared with the third quarter of 1997, was a result of the recent interest rate environment and the resulting lower rates on FHLB advances, partially offset by the aforementioned debt issued in August 1997. The average cost of FHLB advances was 5.72% for the third quarter of 1998 as compared with 5.88% for the third quarter of 1997. The slight increase in the average cost of borrowings for the first nine months of 1998, as compared with the first nine months of 1997, was largely the result of the debt issued in August 1997.

Changes in Rate and Volume

       The following tables illustrate the changes in net interest income due to changes in the rate and volume of the Company's interest-earning assets and interest-bearing liabilities for the three and nine month periods ended September 30, 1998 as compared with the three and nine month periods ended September 30, 1997. The variances include the effects of the Company's acquisitions. Changes in rate and volume which cannot be segregated (e.g., changes in average interest rate multiplied by average portfolio balance) have been allocated proportionately between the change in rate and the change in volume.

                                                              THREE MONTHS ENDED SEPTEMBER 30, 1998 vs 1997
                                                                               (UNAUDITED)
                                                -----------------------------------------------------------------------
                                                         RATE                    VOLUME                    TOTAL
                                                       VARIANCE                 VARIANCE                  VARIANCE
                                                -------------------      ---------------------     --------------------
                                                                         (DOLLARS IN THOUSANDS)
Interest income:
   Loans                                             $  (876)                   $41,733                  $40,857
   Mortgage-backed securities                            (52)                     1,732                    1,680
   Investment securities                                 (96)                       390                      294
                                                     -------                    -------                  -------
                                                      (1,024)                    43,855                   42,831
                                                     -------                    -------                  -------
Interest expense:
   Customer deposits                                    (875)                    18,783                   17,908
   Borrowings                                           (456)                     8,483                    8,027
                                                     -------                    -------                  -------
                                                      (1,331)                    27,266                   25,935
                                                     -------                    -------                  -------
     Net interest income                             $   307                    $16,589                  $16,896
                                                     =======                    =======                  =======

                                                                NINE MONTHS ENDED SEPTEMBER 30, 1998 vs 1997
                                                                               (UNAUDITED)
                                                -----------------------------------------------------------------------
                                                         RATE                    VOLUME                    TOTAL
                                                       VARIANCE                 VARIANCE                  VARIANCE
                                                -------------------      ---------------------     --------------------
                                                                         (DOLLARS IN THOUSANDS)
Interest income:
   Loans                                             $ 1,242                   $110,461                 $111,703
   Mortgage-backed securities                            249                     11,896                   12,145
   Investment securities                                 (21)                       834                      813
                                                     -------                   --------                 --------
                                                       1,470                    123,191                  124,661
                                                     -------                   --------                 --------
Interest expense:
   Customer deposits                                  (1,666)                    60,048                   58,382
   Borrowings                                            554                     16,374                   16,928
                                                     -------                   --------                 --------
                                                      (1,112)                    76,422                   75,310
                                                     -------                   --------                 --------
     Net interest income                             $ 2,582                   $ 46,769                 $ 49,351
                                                     =======                   ========                 ========

PROVISION FOR LOAN LOSSES

       The provision for loan losses was $2.8 million for the third quarter of 1998 as compared with $651,000 for the third quarter of 1997. The provision for loan losses was $5.1 million for the first nine months of 1998 as compared with $1.8 million for the first nine months of 1997. The higher provision levels were a result of the Company's acquisition of EurekaBank effective January 2, 1998 combined with the continued growth in consumer and commercial assets, including HLTV home equity loans. See "Balance Sheet Analysis - Allowance for Loan Losses" for further discussion of the provision for loan losses.

NONINTEREST INCOME

       Noninterest income for the third quarter of 1998 was $9.0 million as compared with $2.6 million for the third quarter of 1997. Noninterest income for the first nine months of 1998 was $19.3 million as compared with $9.9 million for the first nine months of 1997. The increases in noninterest income, as compared with the respective prior periods, were due to a combination of factors including the acquisitions of EurekaBank effective January 1998 and BVCFG effective April 1997, higher prepayment penalty fees associated with the high level of loan prepayments during the first nine months of 1998, and leasing income associated with the Company's auto leasing activities which began in April 1998.

       Noninterest income included approximately $1.6 million and $2.0 million in gain on sales of securities for the three and nine month periods ended September 30, 1998, respectively. Included in net gain on sales of securities was a $940,000 loss recorded during the third quarter of 1998 on the settlement of forward sale contracts of MBS. The forward sale contracts of MBS were selected to hedge a portfolio of mortgage loans because of their historical effectiveness as a hedge. With the recent market and interest rate volatility, the correlation between the hedge and underlying portfolio of loans was disrupted, triggering the loss. The forward sale contracts were settled during the third quarter of 1998. The Company's only remaining derivative contracts in effect at September 30, 1998 were interest rate exchange agreements. Noninterest income for the first nine months of 1997 included approximately $925,000 in gains on the aforementioned securitization and sale of a $253 million motor vehicle loan portfolio in January 1997.

NONINTEREST EXPENSE

General and Administrative Expenses

       General and administrative expenses were $30.2 million for the third quarter of 1998 as compared with $18.6 million for the third quarter of 1997. General and administrative expenses were $87.2 million for the first nine months of 1998 as compared with $49.4 million for the first nine months of 1997. The increases in general and administrative expenses, as compared with the respective prior periods, were attributable to various factors including the acquisitions of EurekaBank effective January 1998, Ultra effective October 1997 and BVCFG effective April 1997, a higher level of special mention items during 1998, as discussed elsewhere herein, the continued growth of the Company, and inflationary pressures, including the Company's annual salary increases which were effective for the second quarter of 1998. See "Non-GAAP Performance Measures - Core General and Administrative Expenses" for a discussion of general and administrative expenses excluding special mention items.

       General and administrative expenses by platform include an allocation of certain indirect corporate expenses. The Company refined its cost allocation methodology during 1998 which resulted in additional indirect general and administrative expenses being allocated to the Consumer Finance Platform and the Commercial Finance Platform. The Company continues to refine its cost allocation methodology and anticipates further refinements during future periods.

       The following table illustrates general and administrative expenses, by platform, for the periods indicated:

                                                                                (UNAUDITED)
                                       -------------------------------------------------------------------------------------------
                                                     THREE MONTHS ENDED                              NINE MONTHS ENDED
                                       --------------------------------------------     ------------------------------------------
                                           SEPTEMBER 30,            SEPTEMBER 30,           SEPTEMBER 30,          SEPTEMBER 30,
                                               1998                     1997                    1998                    1997
                                       -------------------      -------------------     -------------------     ------------------
                                                                          (DOLLARS IN THOUSANDS)
Banking Platform
   (includes BVB and the Company)            $23,339                  $14,360                 $66,992                $39,208
Consumer Finance Platform(1)                   4,486                    2,217                  13,710                  6,195
Commercial Finance Platform(1)                 2,421                    2,028                   6,516                  4,035
                                             -------                  -------                 -------                -------
     Total                                   $30,246                  $18,605                 $87,218                $49,438
                                             =======                  =======                 =======                =======

(1) The Consumer Finance Platform was created with the acquisitions of BVC in June 1996 and Ultra in October 1997. The Consumer Finance Platform began purchasing HLTV home equity loans in August 1997 and auto leases in April 1998. The Commercial Finance Platform was created with the acquisition of BVCFG in April 1997.

Leasing Expenses

       Leasing expenses represent expenses related to the Company's auto leasing activities which began in April 1998. As the leases are accounted for as operating leases, the corresponding assets are capitalized and depreciated down to their estimated residual values over their lease terms. This depreciation expense is included in leasing expenses, along with the amortization of capitalized initial direct lease costs and the provision for estimated losses incurred upon the sale of the leased vehicles. Leasing expenses were $2.5 million and $3.2 million for the three and nine month periods ended September 30, 1998, respectively. The increase in leasing expenses during the third quarter of 1998 was a result of the operating leased asset portfolio increasing from $46.6 million at June 30, 1998 to $126.3 million at September 30, 1998.

Real Estate Owned Operations and Net Losses (Recovery of Losses) on Real Estate

       Income from real estate owned operations, net of losses on real estate, for the third quarter of 1998 was $8,000 as compared with $21,000 for the third quarter of 1997. Income from real estate owned operations and net recovery of losses on real estate for the first nine months of 1998 was $194,000 as compared with $638,000 for the first nine months of 1997. The decrease in income for the first nine months of 1998, as compared with the first nine months of 1997, was primarily due to a $415,000 recovery received during the first quarter of 1997. See "Non-GAAP Performance Measures - Special Mention Items" for further discussion on the recovery received during 1997.

Amortization of Intangible Assets

        Amortization expense related to intangible assets was $2.9 million for the third quarter of 1998 as compared with $1.0 million for the third quarter of 1997. Amortization expense related to intangible assets was $8.5 million for the first nine months of 1998 as compared with $2.7 million for the first nine months of 1997. The increases in amortization expense, as compared with the respective prior periods, were due to the additional goodwill and CDI generated from the Company's acquisitions accounted for under the purchase method of accounting, including EurekaBank effective January 1998, Ultra effective October 1997 and BVCFG effective April 1997.

INCOME TAX EXPENSE

       Income tax expense was $4.9 million for the third quarter of 1998 as compared with $1.6 million for the third quarter of 1997. Income tax expense was $14.8 million for the first nine months of 1998 as compared with $9.0 million for the first nine months of 1997. The Company's effective tax rate was 49.5% for the third quarter of 1998 as compared with 34.3% for the third quarter of 1997. The Company's effective tax rate was 49.1% for the first nine months of 1998 as compared with 41.1% for the first nine months of 1997. The increases in the effective tax rates, as compared with the respective prior periods, were primarily due to increases in nondeductible goodwill amortization.

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

CORE EARNINGS

       Core earnings exclude special mention items, as discussed elsewhere herein. Special mention items for the third quarter of 1998 were approximately $2.8 million and included $1.35 million in expenses related to the cancellation of the Company's proposed acquisition of PSBL and a $600,000 legal settlement related to the Company's termination during the second quarter of 1997 of a data processing contract. Special mention items for the first nine months of 1998 were approximately $10.4 million and included approximately $7.5 million in EurekaBank acquisition-related expenses.

       The following table illustrates the reconciliation of net income to core earnings for the periods indicated:

                                                                                (UNAUDITED)
                                    ------------------------------------------------------------------------------------------------
                                                   THREE MONTHS ENDED                                  NINE MONTHS ENDED
                                    ---------------------------------------------       --------------------------------------------
                                        SEPTEMBER 30,            SEPTEMBER 30,              SEPTEMBER 30,           SEPTEMBER 30,
                                            1998                     1997                       1998                    1997
                                    ------------------       --------------------       ------------------       -------------------
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income                                $5,025                     $3,064                  $15,320                   $12,830
Special mention items, net of tax          1,663                      1,691                    6,079                     1,539
                                          ------                     ------                  -------                   -------
Core earnings                             $6,688                     $4,755                  $21,399                   $14,369
                                          ------                     ------                  -------                   -------
Core earnings per diluted share           $ 0.33                     $ 0.36                  $  1.04                   $  1.08
                                          ======                     ======                  =======                   =======

Core return on average assets               0.48%                      0.60%                    0.52%                     0.62%
                                          ======                     ======                  =======                   =======
Core return on average equity               6.88%                      9.74%                    7.34%                     9.81%
                                          ======                     ======                  =======                   =======

TANGIBLE CASH EARNINGS

        Tangible cash earnings equal core earnings excluding charges related to the amortization of intangible assets and charges tied to the Company's common stock.

        The following tables illustrate the reconciliation of core earnings to tangible cash earnings for the periods indicated:

                                                                         THREE MONTHS ENDED (UNAUDITED)
                                                          ---------------------------------------------------------
                                                               SEPTEMBER 30, 1998             SEPTEMBER 30, 1997
                                                          --------------------------     --------------------------
                                                                             (DOLLARS IN THOUSANDS,
                                                                            EXCEPT PER SHARE AMOUNTS)
Core earnings                                                        $6,688                         $4,755
Adjustments, net of tax:
   Amortization of intangible assets                                  2,474                            865
   Charges tied to common stock                                          67                             60
                                                                     ------                         ------
Tangible cash earnings                                               $9,229                         $5,680
                                                                     ------                         ------
Tangible cash earnings per diluted share                             $ 0.45                         $ 0.43
                                                                     ======                         ======

Tangible cash return on average assets (1)                             0.66%                          0.72%
                                                                     ======                         ======
Tangible cash return on average equity (1)                             9.49%                         11.63%
                                                                     ======                         ======

Tangible cash return on average tangible assets (2)                    0.68%                          0.73%
                                                                     ======                         ======
Tangible cash return on average tangible equity (2)                   14.65%                         13.82%
                                                                     ======                         ======


                                                                       NINE MONTHS ENDED (UNAUDITED)
                                                        ---------------------------------------------------------
                                                             SEPTEMBER 30, 1998             SEPTEMBER 30, 1997
                                                        --------------------------     --------------------------
                                                                          (DOLLARS IN THOUSANDS,
                                                                         EXCEPT PER SHARE AMOUNTS)
Core earnings                                                       $21,399                        $14,369
Adjustments, net of tax:
   Amortization of intangible assets                                  7,351                          2,130
   Charges tied to common stock                                         199                            181
                                                                    -------                        -------
Tangible cash earnings                                              $28,949                        $16,680
                                                                    -------                        -------
Tangible cash earnings per diluted share                            $  1.41                        $  1.25
                                                                    =======                        =======

Tangible cash return on average assets (1)                             0.71%                          0.71%
                                                                    =======                        =======
Tangible cash return on average equity (1)                             9.92%                         11.38%
                                                                    =======                        =======

Tangible cash return on average tangible assets (2)                    0.73%                          0.72%
                                                                    =======                        =======
Tangible cash return on average tangible equity (2)                   15.43%                         12.69%
                                                                    =======                        =======

(1) Tangible cash return on average assets (average equity) is defined as tangible cash earnings divided by average assets (average equity).
(2) Tangible cash return on average tangible assets (average tangible equity) is defined as tangible cash earnings divided by average tangible assets (average tangible equity). Average tangible assets (average tangible equity) is defined as average assets (average equity) less average intangible assets.

       The following tables illustrate tangible cash earnings, plus the utilization of NOL carryforwards acquired from AFEH, for the periods indicated:

                                                                       THREE MONTHS ENDED (UNAUDITED)
                                                        ---------------------------------------------------------
                                                             SEPTEMBER 30, 1998             SEPTEMBER 30, 1997
                                                        --------------------------     --------------------------
                                                                       (DOLLARS IN THOUSANDS, EXCEPT
                                                                            PER SHARE AMOUNTS)
Tangible cash earnings                                              $ 9,229                         $5,680
Utilization of NOL carryforwards (1)                                  2,739                              -
                                                                    -------                         ------
Tangible cash earnings, plus the utilization of
 NOL carryforwards                                                  $11,968                         $5,680
                                                                    =======                         ======
Tangible cash earnings, plus the utilization of
 NOL carryforwards, per diluted share                               $  0.59                         $ 0.43
                                                                    =======                         ======
Tangible cash return on average assets, plus the
 utilization of NOL carryforwards (2)                                  0.86%                          0.72%
                                                                    =======                         ======
Tangible cash return on average equity, plus the
 utilization of NOL carryforwards (2)                                 12.30%                         11.63%
                                                                    =======                         ======
Tangible cash return on average tangible assets,
 plus the utilization of NOL carryforwards (3)                         0.88%                          0.73%
                                                                    =======                         ======
Tangible cash return on average tangible equity,
 plus the utilization of NOL carryforwards (3)                        19.00%                         13.82%
                                                                    =======                         ======


                                                                        NINE MONTHS ENDED (UNAUDITED)
                                                         ---------------------------------------------------------
                                                              SEPTEMBER 30, 1998             SEPTEMBER 30, 1997
                                                         --------------------------     --------------------------
                                                                        (DOLLARS IN THOUSANDS, EXCEPT
                                                                             PER SHARE AMOUNTS)
Tangible cash earnings                                              $28,949                        $16,680
Utilization of NOL carryforwards (1)                                  8,217                              -
                                                                    -------                        -------
Tangible cash earnings, plus the utilization of
 NOL carryforwards                                                  $37,166                        $16,680
                                                                    =======                        =======
Tangible cash earnings, plus the utilization of
 NOL carryforwards, per diluted share                               $  1.81                        $  1.25
                                                                    =======                        =======
Tangible cash return on average assets, plus the
 utilization of NOL carryforwards (2)                                  0.91%                          0.71%
                                                                    =======                        =======
Tangible cash return on average equity, plus the
 utilization of NOL carryforwards (2)                                 12.74%                         11.38%
                                                                    =======                        =======
Tangible cash return on average tangible assets,
 plus the utilization of NOL carryforwards (3)                         0.93%                          0.72%
                                                                    =======                        =======
Tangible cash return on average tangible equity,
 plus the utilization of NOL carryforwards (3)                        19.81%                         12.69%
                                                                    =======                        =======

(1) In conjunction with the acquisition of AFEH, the Company acquired $181 million in NOL carryforwards. The Company may utilize these carryforwards, subject to annual limitations, to reduce its current liability for federal income taxes. The associated tax benefit of the NOL carryforwards is approximately $63 million. The Company estimates that, during 1998, its maximum available tax benefit resulting from the NOL carryforwards will be approximately $11 million. The amount of the benefit reflected in the above tables represents the pro rata portion of the estimated 1998 maximum available tax benefit.
(2) Tangible cash return on average assets (average equity) is defined as tangible cash earnings divided by average assets (average equity).

(3) Tangible cash return on average tangible assets (average tangible equity) is defined as tangible cash earnings divided by average tangible assets (average tangible equity). Average tangible assets (average tangible equity) is defined as average assets (average equity) less average intangible assets.

       The following tables illustrate tangible cash earnings contributed, by platform, for the periods indicated:

                                                  THREE MONTHS ENDED (UNAUDITED)
                               ------------------------------------------------------------------
                                      SEPTEMBER 30, 1998                 SEPTEMBER 30, 1997
                               ------------------------------    --------------------------------
                                  TANGIBLE            PER           TANGIBLE             PER
                                    CASH            DILUTED           CASH             DILUTED
                                  EARNINGS           SHARE          EARNINGS            SHARE
                               -------------    -------------    -------------     --------------
                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Banking Platform                      $5,549            $0.27           $4,057              $0.31

Consumer Finance Platform(1)           3,516             0.17            1,188               0.09

Commercial Finance Platform(1)           164             0.01              435               0.03
                                      ------            -----           ------              -----


   Total                              $9,229            $0.45           $5,680              $0.43
                                      ======            =====           ======              =====


                                                     NINE MONTHS ENDED (UNAUDITED)
                                   ----------------------------------------------------------------
                                          SEPTEMBER 30, 1998                SEPTEMBER 30, 1997
                                   ------------------------------    ------------------------------
                                      TANGIBLE            PER           TANGIBLE            PER
                                        CASH            DILUTED           CASH            DILUTED
                                      EARNINGS           SHARE          EARNINGS           SHARE
                                   -------------    -------------    -------------    -------------
                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Banking Platform                     $21,531            $1.05          $13,077            $0.98

Consumer Finance Platform(1)           6,824             0.33            2,551             0.19

Commercial Finance Platform(1)           594             0.03            1,052             0.08
                                     -------            -----          -------            -----
   Total                             $28,949            $1.41          $16,680            $1.25
                                     =======            =====          =======            =====

(1) The Consumer Finance Platform was created with the acquisitions of BVC in June 1996 and Ultra in October 1997. The Consumer Finance Platform began purchasing HLTV home equity loans in August 1997 and auto leases in April 1998. The Commercial Finance Platform was created with the acquisition of BVCFG in April 1997.

       The increases in tangible cash earnings for the Banking Platform, as compared with the respective prior periods, were primarily attributable to the Company's acquisition of EurekaBank effective January 2, 1998. The increases in tangible cash earnings for the Consumer Finance Platform, as compared with the respective prior periods, were attributable to the continued growth of the platform, including the Company's auto leasing activities which began in April 1998, as well as a higher level of HLTV home equity loans resulting from purchases by the Company during the first nine months of 1998. The decreases in tangible cash earnings for the Commercial Finance Platform, as compared with the respective prior periods, were a result of a combination of factors including additional general and administrative expenses incurred in conjunction with the rapid growth of the platform, including the previously discussed expansion of the asset-based lending segment, and additional allocations of certain indirect general and administrative expenses. Recent and anticipated future loan growth should enable the Commercial Finance Platform to achieve greater economies of scale in the future and, in return, generate additional tangible cash earnings.

NET INTEREST MARGIN

       The Company's net interest margin, calculated in accordance with GAAP, excludes the impact of the Company's auto leasing activities which began in April 1998 and which are principally funded by the Company's deposits and other borrowings. As the leases are accounted for as operating leases, the rental income and related expenses, including depreciation expense, are reflected as noninterest income and noninterest expenses, respectively, in accordance with GAAP. Accordingly, these amounts are not reflected in the Company's net interest income or net interest margin. Had the excess of rental income over depreciation expense, along with the corresponding average balance of leased assets, been included in the computation of net interest margin, the Company's net interest margin would have been 3.11% for the third quarter of 1998 and 3.03% for the first nine months of 1998. This compares with the Company's net interest margin calculated in accordance with GAAP of 3.05% for the third quarter of 1998 and 3.00% for the first nine months of 1998.

CORE GENERAL AND ADMINISTRATIVE EXPENSES

       Core general and administrative expenses exclude special mention items, as discussed elsewhere herein. Core general and administrative expenses for the third quarter of 1998 were $27.4 million as compared with $16.6 million for the third quarter of 1997. Core general and administrative expenses for the first nine months of 1998 were $76.8 million as compared with $47.3 million for the first nine months of 1997.

       The following table illustrates the reconciliation of general and administrative expenses to core general and administrative expenses (excluding special mention items) for the periods indicated:

                                                                             (UNAUDITED)
                                     ----------------------------------------------------------------------------------------------
                                                  THREE MONTHS ENDED                               NINE MONTHS ENDED
                                     ------------------------------------------      ----------------------------------------------
                                        SEPTEMBER 30,           SEPTEMBER 30,            SEPTEMBER 30,             SEPTEMBER 30,
                                            1998                    1997                     1997                      1997
                                     -------------------    -------------------      -------------------      ---------------------
                                                                           (DOLLARS IN THOUSANDS)
General and administrative expenses        $30,246                  $18,605                 $ 87,218                  $49,438

Special mention items                       (2,835)                  (2,013)                 (10,435)                  (2,163)
                                           -------                  -------                 --------                  -------
Core general and administrative
 expenses                                  $27,411                  $16,592                 $ 76,783                  $47,275
                                           =======                  =======                 ========                  =======

        The following table illustrates core general and administrative expenses (excluding special mention items), by platform, for the periods indicated:

                                                                               (UNAUDITED)
                                     ---------------------------------------------------------------------------------------------
                                                  THREE MONTHS ENDED                                NINE MONTHS ENDED
                                     -------------------------------------------     ---------------------------------------------
                                         SEPTEMBER 30,           SEPTEMBER 30,           SEPTEMBER 30,           SEPTEMBER 30,
                                             1998                    1997                    1998                    1997
                                     -------------------     -------------------     -------------------     ---------------------
                                                                         (DOLLARS IN THOUSANDS)
Banking Platform (includes BVB
 and the Company)                           $20,662                 $12,347                 $57,441                   $37,045

Consumer Finance Platform(1)                  4,328                   2,217                  12,826                     6,195

Commercial Finance Platform(1)                2,421                   2,028                   6,516                     4,035
                                            -------                 -------                 -------                   -------
     Total                                  $27,411                 $16,592                 $76,783                   $47,275
                                            =======                 =======                 =======                   =======

(1) The Consumer Finance Platform was created with the acquisitions of BVC in June 1996 and Ultra in October 1997. The Consumer Finance Platform began purchasing HLTV home equity loans in August 1997 and auto leases in April 1998. The Commercial Finance Platform was created with the acquisition of BVCFG in April 1997.

       The increases in the Banking Platform's core general and administrative expenses, as compared with the respective prior periods, were attributable to the acquisition of EurekaBank effective January 2, 1998, continued growth in the platform and inflationary pressures, including the Company's annual salary increases which were effective for the second quarter of 1998. The increases in the Consumer Finance Platform's core general and administrative expenses, as compared with the respective prior periods, were attributable to the acquisition of Ultra effective October 1, 1997, continued growth in the platform, and in particular, the Company's auto leasing activities which began April 1, 1998, combined with inflationary pressures. The increases in the Commercial Finance Platform's core general and administrative expenses, as compared with the respective prior periods, were largely the result of the platform being created with the Company's acquisition of BVCFG effective April 1997 combined with continued growth in the platform, including the previously discussed expansion of the asset-based lending segment, additional allocations of certain indirect general and administrative expenses and inflationary pressures.

       Although the Company originally anticipated that the EurekaBank integration-related expenses would have been eliminated by the end of the second quarter, certain of these costs continued during the third quarter of 1998. These costs were necessary to complete projects not finalized at June 30th and to ensure the complete and successful integration of EurekaBank into the Company. The Company has taken all necessary measures to ensure that these costs have been substantially eliminated by the end of the third quarter of 1998 and anticipates that the core general and administrative expense run-rate for the fourth quarter of 1998 will be within a range that will enable the Company to achieve the EurekaBank acquisition-related cost savings as originally projected.

       The following table illustrates the ratio of core general and administrative expenses (excluding special mention items) to average assets (including securitized assets), by platform, on an annualized basis for the periods indicated:

                                                                              (UNAUDITED)
                                  ------------------------------------------------------------------------------------------------
                                                THREE MONTHS ENDED                                  NINE MONTHS ENDED
                                  --------------------------------------------      ----------------------------------------------
                                     SEPTEMBER 30,             SEPTEMBER 30,           SEPTEMBER 30,            SEPTEMBER 30,
                                         1998                      1997                    1998                     1997
                                  -------------------      -------------------      -------------------      ---------------------
Banking Platform (includes BVB
   and the Company)                       1.69%                    1.74%                    1.50%                      1.71%
Consumer Finance Platform(1)              1.70%                    2.08%                    2.04%                      2.28%
Commercial Finance Platform(1)            9.65%                   11.20%                    9.81%                     11.74%
                                         -----                   ------                    -----                      -----
     Expenses to Average Assets           2.03%                    1.99%                    1.88%                      1.91%
                                         =====                   ======                    =====                      =====

(1) The Consumer Finance Platform was created with the acquisitions of BVC in June 1996 and Ultra in October 1997. The Consumer Finance Platform began purchasing HLTV home equity loans in August 1997 and auto leases in April 1998. The Commercial Finance Platform was created with the acquisition of BVCFG in April 1997.

       The lower expense ratios for each platform, as compared with the respective prior periods, were primarily the result of the Company's acquisition of EurekaBank effective January 2, 1998 and the corresponding increase in the Company's assets, combined with loan growth within the Consumer Finance Platform and the Commercial Finance Platform, partially offset by higher levels of core general and administrative expenses as previously discussed. The higher consolidated expense ratio for third quarter of 1998 as compared with the third quarter of 1997 was due to the relative growth of the Consumer Finance Platform and the Commercial Finance Platform with their higher corresponding expense ratios.

       Another measure that management uses to monitor the Company's level of core general and administrative expenses is the core efficiency ratio. The core efficiency ratio is calculated by dividing the amount of core general and administrative expenses by operating revenues, defined as net interest income, loan fees and charges, the excess of the Company's leasing-related rental income over leasing-related depreciation expense, and other noninterest income, excluding securities gains and losses. This ratio reflects the level of core general and administrative expenses required to generate $1 of operating revenue. The Company's core efficiency ratio for the third quarter of 1998 was 60.3% as compared with 64.2% for the third quarter of 1997. The Company's core efficiency ratio for the first nine months of 1998 was 59.0% as compared with 63.0% for the first nine months of 1997. The improvements in the efficiency ratios, as compared with the respective prior periods, were largely due to cost efficiencies resulting from the Company's acquisition of EurekaBank combined with the net leasing-related rental income beginning in April 1998.

SPECIAL MENTION ITEMS

       The Company's net income for the periods indicated below included certain items which deserve special mention and which are excluded from net income to arrive at core earnings.

Third Quarter 1998:
------------------

       The impact of the following items was a net expense of $2.8 million ($1.7 million after-tax, or $.08 per diluted share).

* $1.35 million ($800,000 after-tax) related to the cancellation of the Company's proposed acquisition of PSBL. This amount includes investment banking, legal and accounting fees previously capitalized by the Company, as well as certain expense reimbursements to PSBL, as provided in the acquisition agreement.
* $600,000 ($350,000 after-tax) representing a legal settlement related to the Company's decision in the second quarter of 1997 to terminate a data processing contract. In 1996, the Company entered into a contract to convert to a new third-party data processing service provider. During the second quarter of 1997, however, the Company announced its acquisition of AFEH and subsequently decided to remain with its existing service provider, the then current data processing service provider for both BVB and EurekaBank. Accordingly, the Company terminated this new data processing contract.
* $840,000 ($500,000 after-tax) in other expenses, primarily Year 2000 compliance-related expenses and certain EurekaBank transitional and integration-related expenses. See further discussion of Year 2000 elsewhere herein.

Second Quarter 1998:
--------------------

       The impact of the following items was a net expense of $4.2 million ($2.4 million after-tax, or $0.12 per diluted share).

* $3.9 million ($2.3 million after-tax) primarily related to the acquisition and integration of EurekaBank and related systems, operations and reengineering projects.
* $235,000 ($135,000 after-tax) in other expenses including $195,000 relating to the Company's efforts to ensure Year 2000 compliance.

First Quarter 1998:
-------------------

       The impact of the following item was a net expense of $3.4 million ($2.0 million after-tax, or $0.10 per diluted share).

*      $3.4 million related to the acquisition and integration of EurekaBank.

Third Quarter 1997:
------------------

       The impact of the following item was a net expense of $2.9 million ($1.7 million after-tax, or $0.13 per diluted share).

* $2.9 million in pre-merger expenses related to the acquisition of EurekaBank.

Second Quarter 1997:
--------------------

       The impact of the following items was a net benefit of $300,000 ($173,000 after-tax, or $0.01 per diluted share).

* $400,000 benefit associated with the decision to cease the conversion to a new third-party data processing service provider as previously discussed (see "Special Mention Items - Third Quarter 1998" for further discussion).
* $100,000 expense accrual for long-term incentive plan awards due to an increase in the Company's stock price.

First Quarter 1997:
-------------------

       The after-tax impact of the following items essentially offset each other.

* $700,000 expense accrual for long-term incentive plan awards due to an increase in the Company's stock price.
* $415,000 recovery related to a real estate joint venture previously written-off.
* $250,000 benefit relating to the reversal of an accrual for the termination of BVB's data processing contract (see "Special Mention Items -Third Quarter 1998" for further discussion).

                            BALANCE SHEET ANALYSIS

       The Company's total assets were $5.5 billion at September 30, 1998 as compared with $3.2 billion at December 31, 1997. The increase in total assets was largely due to the Company's acquisition of EurekaBank effective January 2, 1998. The increase was also due to loan and lease originations and purchases of approximately $1.5 billion during the first nine months of 1998 exceeding prepayments on loans and mortgage-backed securities of approximately $1.2 billion during this same period.

SECURITIES

       The Company maintains a portfolio of MBS, primarily issued by the Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and Government National Mortgage Association ("GNMA").

       The following table illustrates the Company's securities portfolio as of the dates indicated:

                                                                         (UNAUDITED)
                                   --------------------------------------------------------------------------------------
                                              SEPTEMBER 30, 1998                             DECEMBER 31, 1997
                                   ---------------------------------------      -----------------------------------------
                                        AMORTIZED               FAIR                  AMORTIZED                FAIR
                                          COST                 VALUE                    COST                  VALUE
                                   -----------------    ------------------      -------------------    ------------------
                                                                    (DOLLARS IN THOUSANDS)
AVAILABLE-FOR-SALE
------------------
Investment securities                       $  6,488              $  6,488                 $  5,639              $  5,639
Mortgage-backed securities:
   FHLMC, FNMA and GNMA
     and other                                14,840                14,715                   54,526                54,402
                                            --------              --------                 --------              --------
                                              21,328                21,203                   60,165                60,041
                                            --------              --------                 --------              --------
HELD-TO-MATURITY
----------------
Investment securities                              -                     -                    5,000                 5,015
Mortgage-backed securities:
   FHLMC, FNMA, GNMA
    and other                                558,043               561,390                  415,859               413,980
                                            --------              --------                 --------              --------
                                             558,043               561,390                  420,859               418,995
                                            --------              --------                 --------              --------

                                            $579,371              $582,593                 $481,024              $479,036
                                            ========              ========                 ========              ========

        The Company sold $9 million, $23 million and $202 million in MBS securities from the available-for-sale portfolio during the first, second and third quarters of 1998, respectively, in connection with the Company's interest rate risk and balance sheet management activities. A portion of these MBS were replaced with approximately $68 million in pledgable collateralized mortgage obligations ("CMOs") purchased during the third quarter of 1998. There were no sales or purchases of MBS or CMOs during the first nine months of 1997.

LOANS AND LEASES

        The following table illustrates the Company's loan and lease portfolio as of the dates indicated:

                                                                       (UNAUDITED)
                                              ----------------------------------------------------------
                                                   SEPTEMBER 30, 1998               DECEMBER 31, 1997
                                              --------------------------      --------------------------
                                                                 (DOLLARS IN THOUSANDS)
Banking Platform:
   Single-family real estate                                  $1,812,875                      $  550,506
   Multi-family real estate                                    1,047,658                       1,026,148
   Commercial real estate                                        349,349                         348,754
   Consumer                                                       83,277                          61,478
                                                              ----------                      ----------
                                                               3,293,159                       1,986,886
Consumer Finance Platform:
    Motor vehicle                                                514,378                         298,627
    HLTV home equity                                             421,968                          67,092
                                                              ----------                      ----------
                                                                 936,346                         365,719
Commercial Finance Platform:
    Commercial loans and leases                                   91,851                          54,120
                                                              ----------                      ----------
     Gross loans receivable                                    4,321,356                       2,406,725

Premiums and discounts and deferred fees
  and costs                                                       38,118                           4,846
Allowance for loan losses                                        (46,132)                        (38,458)
                                                              ----------                      ----------
     Net loans receivable                                     $4,313,342                      $2,373,113
                                                              ==========                      ==========

       Management's strategy is to supplement its loan production with purchases of loans and leases with higher risk-adjusted yields. The following tables illustrate loans and leases originated and purchased for the periods indicated:

                                                         THREE MONTHS ENDED  (UNAUDITED)
                                             ------------------------------------------------------
                                                  SEPTEMBER 30, 1998           SEPTEMBER 30, 1997
                                             --------------------------     -----------------------
                                                              (DOLLARS IN THOUSANDS)
LOAN AND LEASE ORIGINATIONS:
Real estate (1)                                      $ 42,581                    $ 40,593
Motor vehicle                                          99,698                      50,649
Commercial                                             18,872                       9,260
Other                                                  17,925                       4,767
                                                     --------                    --------
   Total originations                                $179,076                    $105,269
                                                     --------                    --------

LOAN AND LEASED ASSET PURCHASES:
Real estate (1)                                      $  3,477                    $  1,062
HLTV home equity                                       92,451                      69,996
Motor vehicle                                         100,272                      39,870
                                                     --------                    --------
   Total purchases                                   $196,200                    $110,928
                                                     --------                    --------
   Total originations and purchases                  $375,276                    $216,197
                                                     ========                    ========

                                                      NINE MONTHS ENDED (UNAUDITED)
                                         -----------------------------------------------------
                                             SEPTEMBER 30, 1998           SEPTEMBER 30, 1997
                                         -------------------------     -----------------------
                                                         (DOLLARS IN THOUSANDS)
Loan and Lease Originations:
Real estate (1)                                 $  114,907                    $111,177
Motor vehicle                                      298,729                     133,496
Commercial                                          47,437                      13,953
Other                                               43,666                      15,582
                                                ----------                    --------
   Total originations                           $  504,739                    $274,208
                                                ----------                    --------

Loan and Leased Asset Purchases:
Real estate (1)                                 $  413,891                    $ 50,544
HLTV home equity                                   385,884                      69,996
Motor vehicle                                      185,679                      85,682
                                                ----------                    --------
   Total purchases                              $  985,454                    $206,222
                                                ----------                    --------
   Total originations and purchases             $1,490,193                    $480,430
                                                ==========                    ========

(1)    Includes first and second mortgages.


       The Company's loan and lease origination and purchase activity during the first nine months of 1998, as compared with the first nine months of 1997, is consistent with the Company's strategy of focusing on generating assets within the Consumer Finance Platform and the Commercial Finance Platform which provide higher risk-adjusted yields compared to traditional mortgage-based assets. The high level of real estate loans purchased during the first nine months of 1998 includes approximately $200 million in real estate loans purchased during the second quarter of 1998, primarily to assist BVB in meeting its CRA regulatory requirements. The Company's level of loan purchases declined during the third quarter of 1998, as compared with the first and second quarters of 1998, due to a combination of factors including a lower level of HLTV home equity loans purchased during the third quarter of 1998 due to the cancellation of the proposed acquisition of PSBL, the aforementioned $200 million portfolio of mortgage loans purchased during the second quarter of 1998 primarily to assist BVB in meeting its CRA requirements and the difficulty during the third quarter of 1998 in identifying assets with sufficient risk-adjusted yields.

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

       Overall credit quality has continued to remain strong as evidenced by the improving trends in NPAs and delinquencies. The following table illustrates the Company's NPAs and TDRs as of the dates indicated and reflects the acquisition of EurekaBank effective January 2, 1998:

                                                                               (UNAUDITED)
                                             -----------------------------------------------------------------------------
                                                SEPTEMBER 30, 1998          DECEMBER 31, 1997          DECEMBER 31, 1996
                                             -----------------------    -----------------------    -----------------------
                                                                         (DOLLARS IN THOUSANDS)
Nonaccrual loans                                             $13,299                    $10,991                    $16,125
Real estate owned                                              3,740                      4,146                      7,387
Other repossessed assets                                         834                        629                        798
                                                             -------                    -------                    -------
   Nonperforming assets                                       17,873                     15,766                     24,310
Troubled debt restructurings                                     779                        731                        509
                                                             -------                    -------                    -------
     Total                                                   $18,652                    $16,497                    $24,819
                                                             =======                    =======                    =======

       The following table illustrates, by platform, NPAs and NPAs as a percentage of total assets as of the dates indicated:

                                                                     NONPERFORMING ASSETS AS A PERCENTAGE
                                                                         OF TOTAL ASSETS (UNAUDITED)
                                 ---------------------------------------------------------------------------------------------------
                                         SEPTEMBER 30, 1998                   DECEMBER 31, 1997                DECEMBER 31, 1996
                                 -------------------------------     --------------------------------     --------------------------
                                                                           (DOLLARS IN THOUSANDS)
Banking Platform                       $15,130          0.27%           $14,345            0.45%             $23,323         0.71%
Consumer Finance Platform (1)            2,544          0.05%               748            0.02%                 987         0.03%
Commercial Finance Platform (1)            199             -                673            0.02%                   -            -
                                       -------          ----            -------            ----              -------         ----
     Total                             $17,873          0.32%           $15,766            0.49%             $24,310         0.74%
                                       =======          ====            =======            ====              -------         ----

(1) The Consumer Finance Platform was created with the acquisitions of BVC in June 1996 and Ultra in October 1997. The Consumer Finance Platform began purchasing HLTV home equity loans in August 1997 and auto leases in April 1998. The Commercial Finance Platform was created with the acquisition of BVCFG in April 1997.

       The following table illustrates, by platform, loans delinquent 60 days or more as a percentage of gross loans as of the dates indicated:

                                                                       LOANS DELINQUENT 60 DAYS OR MORE
                                                                  AS A PERCENTAGE OF GROSS LOANS (UNAUDITED)
                                 ---------------------------------------------------------------------------------------------------
                                         SEPTEMBER 30, 1998                    DECEMBER 31, 1997                 DECEMBER 31, 1996
                                 --------------------------------     --------------------------------     -------------------------
                                                                            (DOLLARS IN THOUSANDS)
Banking Platform                      $15,853           0.37%             $21,526            0.90%             $22,460         0.90%

Consumer Finance Platform (1)           4,305           0.10%               1,045            0.04%                 548         0.02%

Commercial Finance Platform (1)           199              -                  673            0.03%                   -            -
                                      -------           ----              -------            ----              -------         ----
     Total                            $20,357           0.47%             $23,244            0.97%             $23,008         0.92%
                                      =======           ====              =======            ====              =======         ====

(1) The Consumer Finance Platform was created with the acquisitions of BVC in June 1996 and Ultra in October 1997. The Consumer Finance Platform began purchasing HLTV home equity loans in August 1997 and auto leases in April 1998. The Commercial Finance Platform was created with the acquisition of BVCFG in April 1997.

ALLOWANCE FOR LOAN LOSSES

       The Company conducts an ongoing review of its asset categories to assess the adequacy of the allowance for loan losses, which is maintained at a level that the Company believes is sufficient to cover estimated possible losses in the portfolios. In determining the level of the allowance for loan losses, the Company considers a number of factors, including prevailing and anticipated economic conditions, historical loss experience, the levels of classified, nonperforming and delinquent assets, weighting by property type, loan portfolio trends, and other factors. The allowance for loan losses at September 30, 1998 was $46.1 million as compared with $38.5 million and $29.0 million at December 31, 1997 and 1996, respectively. The increase in the allowance for loan losses at September 30, 1998, as compared with December 31, 1997 and 1996, was largely due to the reserves acquired in conjunction with the Company's acquisitions.

       The following table illustrates the allowance for loan losses as a percentage of NPAs, gross loans and total assets, respectively, as of the dates indicated:


                                                                ALLOWANCE FOR LOAN LOSSES
                                                      AS A PERCENTAGE OF SPECIFIED ASSETS (UNAUDITED)
                       ----------------------------------------------------------------------------------------------------------
                              SEPTEMBER 30, 1998                  DECEMBER 31, 1997                      DECEMBER 31, 1996
                       ----------------------------------------------------------------------------------------------------------
                                                                  (DOLLARS IN THOUSANDS)
Nonperforming assets        $   17,873          258%         $   15,766           244%           $   24,310             150%

Gross loans                 $4,321,356         1.07%         $2,406,725          1.60%           $2,505,656            1.46%

Total assets                $5,522,374         0.84%         $3,246,476          1.18%           $3,300,262            1.10%

       The decrease in the allowance for loan losses as a percentage of gross loans and total assets as of September 30, 1998, as compared with December 31, 1997 and 1996, was largely a result of the Company's acquisition of EurekaBank effective January 2, 1998. EurekaBank's $1.5 billion loan portfolio consisted primarily of single-family and multi-family residential mortgage loans which have lower credit risk as compared with consumer and commercial assets, and thus had a corresponding lower allowance for loan losses relative to gross loans and total assets than that of the Company.

       The following table illustrates the changes in the allowance for loan losses for the periods indicated:

                                                                                       (UNAUDITED)
                                                 -----------------------------------------------------------------------------------
                                                         THREE                    NINE
                                                      MONTHS ENDED            MONTHS ENDED                  FOR THE YEAR ENDED
                                                     SEPTEMBER 30,           SEPTEMBER 30,                     DECEMBER 31,
                                                 -------------------     -------------------     -----------------------------------
                                                          1998                    1998                  1997              1996
                                                 -------------------     -------------------     ---------------     ---------------
                                                                                 (DOLLARS IN THOUSANDS)
Beginning balance                                       $47,192                $ 38,458              $29,013              $30,014
Reserves related to acquisitions                              -                  11,374               14,162                2,860
Charge-offs:
  Real Estate and other                                    (219)                 (1,850)              (2,699)              (5,927)
  Consumer                                               (4,722)                (10,609)              (4,057)                (474)
  Commercial                                               (208)                   (590)              (1,685)                   -
                                                        -------                --------              -------              -------
                                                         (5,149)                (13,049)              (8,441)              (6,401)
Recoveries:
  Real Estate and other                                     112                   1,753                  706                  522
  Consumer                                                1,141                   2,305                  955                  120
  Commercial                                                 82                     177                  111                    -
                                                        -------                --------              -------              -------
                                                          1,335                   4,235                1,772                  642
Net charge-offs                                          (3,814)                 (8,814)(1)           (6,669)              (5,759)
Provision for loan losses                                 2,754                   5,114                1,952                1,898
                                                        -------                --------              -------              -------
     Ending balance                                     $46,132                $ 46,132              $38,458              $29,013
                                                        =======                ========              =======              =======
     Net charge-offs to average loans (annualized)         0.35%                   0.28%                0.28%                0.24%
                                                        =======                ========              =======              =======

(1) Net charge-offs for the first nine months of 1998 included approximately $3.7 million in net charge-offs related to the Company's portfolio of HLTV home equity loans acquired from Emergent Mortgage Corp. ("Emergent") in August 1997, the reserves for which were provided for upon acquisition. Net charge-offs for the first nine months of 1998, excluding the Emergent HLTV home equity loan portfolio, were approximately $5.1 million, which approximates the provision for loan losses for the first nine months of 1998.

       The Company's provision for loan losses for the third quarter of 1998 was $2.8 million as compared with $651,000 for the third quarter of 1997. The Company's provision for loan losses for the first nine months of 1998 was $5.1 million as compared with $1.8 million for the first nine months of 1997. The increases in the provision for loan losses, as compared with the respective prior periods, were a result of the Company's acquisition of EurekaBank, in addition to the aforementioned growth in the Company's consumer and commercial assets, including HLTV home equity loans. This provision level reflects the composition and quality of the Company's loan portfolio including the continued transition of its loan portfolio to consumer and commercial assets with higher risk-adjusted yields relative to traditional mortgage loans, but also higher corresponding credit losses.

CUSTOMER DEPOSITS

       As a primary part of the Company's business, customer deposits are generated for the purpose of funding loans, leases and securities. The following table illustrates customer deposits as of the dates indicated:

                                                                            (UNAUDITED)
                               ----------------------------------------------------------------------------------------------------
                                            SEPTEMBER 30, 1998                                     DECEMBER 31, 1997
                               ----------------------------------------------       -----------------------------------------------
                                                  % OF            WEIGHTED                               % OF           WEIGHTED
                                                 TOTAL            AVERAGE                               TOTAL           AVERAGE
                                 AMOUNT         DEPOSITS            RATE                AMOUNT         DEPOSITS           RATE
                               ------------    -----------      -------------       -------------    -------------    -------------
                                                                          (DOLLARS IN THOUSANDS)
Transaction accounts           $1,438,387           44.5%         3.20%               $  553,820         33.0%            2.97%
Retail CDs                      1,791,557           55.5          5.33                 1,045,152         62.3             5.51
Brokered CDs                            -              -             -                    78,163          4.7             5.82
                               ----------          -----          ----                ----------        -----             ----
Total                          $3,229,944          100.0%         4.38%               $1,677,135        100.0%            4.71%
                               ==========          =====          ====                ==========        =====             ====

BORROWINGS

       The Company utilizes collateralized advances from the FHLB of San Francisco and other borrowings, such as senior and subordinated debt and securities sold under agreements to repurchase, on a collateralized and noncollateralized basis, for various purposes including the funding of loans, leases and securities as well as to support the Company in executing its business strategies.

       The following table illustrates outstanding borrowings as of the dates indicated:

                                                                       (UNAUDITED)
                                              ------------------------------------------------------------
                                                   SEPTEMBER 30, 1998                DECEMBER 31, 1997
                                              ---------------------------      ---------------------------
                                                                  (DOLLARS IN THOUSANDS)
Advances from the FHLB of San Francisco             $1,664,480                           $1,110,270
Securities sold under agreements to repurchase          60,381                               90,134
Subordinated notes                                      99,420                               99,372
Senior debentures                                       50,000                               50,000
Other                                                    5,259                                6,200
                                                    ----------                           ----------
Total                                               $1,879,540                           $1,355,976
                                                    ==========                           ==========

LIQUIDITY

       The Company's primary sources of funds include cash flows from operations, loan and MBS repayments, customer deposits, advances from the FHLB of San Francisco, and securities sold under agreements to repurchase. The Company uses its liquidity resources principally to fund the origination and purchase of loans, leases and securities, to repay maturing borrowings and to fund maturing time deposits and other deposit withdrawals.

UNIVERSAL SHELF REGISTRATION

       During the third quarter of 1998, the Company filed a Universal Shelf Registration Statement ("Shelf Registration") on Form S-3 with the Securities and Exchange Commission. The Shelf Registration provides for the issuance of up to $450 million in debt and equity securities, including but not limited to, Senior Debt, Subordinated Debt, Trust Preferred Securities, and Common Stock. The Shelf Registration was filed by the Company to facilitate the timely issuance of any of the aforementioned securities subject to market conditions and the needs of the Company.

SHARE REPURCHASES

       In August 1998, the Company's Board of Directors authorized a total of $50 million in share repurchases. During the third quarter of 1998, the Company repurchased approximately 760,000 shares at an average cost of $21.36 per share. At September 30, 1998, the Company had approximately $33.8 million in remaining authorization available for future share repurchases. The Company intends to continue to repurchase shares prospectively, and to measure any acquisition opportunities relative to the risk-free returns associated with share repurchases.

CAPITAL

       BVB's regulatory capital at September 30, 1998 exceeded the minimum requirements of each Office of Thrift Supervision ("OTS") regulatory capital standard on a fully phased-in basis as follows:


                                                                        (UNAUDITED)
                        ---------------------------------------------------------------------------------------------------------
                                                                         MINIMUM
                                     ACTUAL                            REQUIREMENT                              EXCESS
                        ------------------------------     --------------------------------      ---------------------------------
                             AMOUNT            RATIO            AMOUNT             RATIO               AMOUNT              RATIO
                        --------------    ------------     ---------------    -------------      ----------------     ------------
                                                                   (DOLLARS IN THOUSANDS)
Tangible                      $340,919            6.39%           $ 80,006             1.50%             $260,913             4.89%
Core                           341,879            6.41%            213,311             4.00%              128,568             2.41%
Total Risk-based               386,460           10.50%            294,475             8.00%               91,985             2.50%

       The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires each Federal banking agency, including the OTS, to implement prompt corrective actions for "under capitalized" institutions that it regulates. Under capital guidelines enacted by FDICIA, BVB met the criteria for a "well capitalized" institution at September 30, 1998 as follows:


                                                                         (UNAUDITED)
                        ----------------------------------------------------------------------------------------------------------
                                                                      WELL CAPITALIZED
                                     ACTUAL                            REQUIREMENT                              EXCESS
                        ------------------------------     --------------------------------      ---------------------------------
                             AMOUNT            RATIO            AMOUNT             RATIO               AMOUNT              RATIO
                        --------------    ------------     ---------------    -------------      ----------------     ------------
                                                                   (DOLLARS IN THOUSANDS)
Tier 1 Leverage            $341,879            6.41%           $266,638             5.00%             $ 75,241             1.41%
Tier 1 Risk-based           341,879            9.29%            220,856             6.00%              121,023             3.29%
Total Risk-based            386,460           10.50%            368,094            10.00%               18,366             0.50%

YEAR 2000

General

       The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000 which, in turn, could result in system failures or miscalculations causing disruptions in the operations of the Company and its suppliers and customers.

       The potential impact of the Year 2000 compliance issues on the financial services industry could be material, as virtually every aspect of the industry and processing of transactions will be affected. Due to the size of the task facing the financial services industry and the interdependent nature of its transactions, the Company may be adversely affected by this problem, depending on whether it and the entities with which it does business address the issue successfully. The impact of Year 2000 issues on the Company will then depend not only on corrective actions that the Company takes, but also on the way in which Year 2000 issues are addressed by governmental agencies, businesses, and other third-parties that provide services or data to, or receive services and data from, the Company, or whose financial condition or operational capability is important to the Company.

       Financial institution regulators have recently increased their focus upon Year 2000 compliance issues and have issued guidance concerning the responsibilities of an institution's senior management and directors. The Federal Financial Institutions Examination Council, an oversight authority for financial institutions, has issued several interagency statements on Year 2000 project management awareness. These statements require financial institutions to, among other things, examine the Year 2000 implications of their reliance on vendors and the potential impact of the Year 2000 issue on their customers, suppliers and borrowers. These statements also require each federally regulated financial institution to survey its exposure, measure its risk and prepare a plan to address the Year 2000 issue. In addition, federal banking regulators have issued safety and soundness guidelines to be followed by insured depository institutions, such as BVB, to assure resolution of any Year 2000 problems. The federal banking agencies have asserted that Year 2000 testing and certification is a key safety and soundness issue in conjunction with regulatory examinations and thus, that an institution's failure to appropriately address the Year 2000 issue could result in supervisory action, including the reduction of the institution's supervisory ratings, the denial of applications for approval of mergers or acquisitions or the imposition of civil monetary penalties.

The Company's State of Readiness

       The Company relies upon third-party software vendors and data processing service providers for the majority of its electronic data processing and does not operate any proprietary programs which are critical to the Company's operations. Thus, the focus of the Company is to monitor the progress of its primary software and data processing service providers toward resolving Year 2000 compliance issues and prepare to test actual data of the Company in simulated processing of future-sensitive dates.

       The Company's Year 2000 compliance program has been divided into phases, each of them common to all sections of the process: (1) inventorying Year 2000 items; (2) assessing the Year 2000 compliance of items determined to be material to the Company; (3) upgrading or replacing material items that are determined not to be Year 2000 compliant and testing material items; (4) designing and implementing contingency and business continuation plans; and (5) assessing the status of third-party risks.

        In the first phase, the Company conducted a thorough evaluation of current information technology systems, software and embedded technologies, resulting in the identification of 14 mission critical systems that could be affected by Year 2000 issues. Non-information technology systems such as climate control systems, elevators and vault security equipment, were also surveyed. This phase of the Year 2000 compliance program is substantially complete.

        In the second phase, results from the systems inventory were assessed to determine the Year 2000 impact and what actions were required to obtain Year 2000 compliance. For the Company's internal systems, actions needed ranged from third-party vendor application upgrades to PC, server and network equipment replacement. Further, the Company surveyed information regarding Year 2000 readiness for its material third-party suppliers of information systems and services. This phase of the Year 2000 compliance program is substantially complete.

       The third phase includes the upgrading, replacement, and/or refinement of systems, and testing. This phase of the Year 2000 process is ongoing and is expected to be completed by the first quarter of 1999. The Company estimates that the software conversion phase of its mission critical systems was more than 90% complete at September 30, 1998, and the remaining conversions are expected to be completed no later than year-end 1998. Each of the upgrades or replacements, to the extent economically feasible, is run through a test environment to see how well it integrates with the Company's overall data processing environment. Final "future-date" testing of system upgrades and replacements is expected to be completed by the end of the first quarter of 1999.

       The fourth phase relates to contingency plans. While the Company is reasonably certain that its internal Year 2000 compliance program will be successfully accomplished on time, there could be other operational issues regarding the Year 2000 process that may prevent the Company from successfully implementing its Year 2000 compliance program. If these other operational issues occur and remain unresolved, the Company could be required to implement a contingency plan for Year 2000 compliance. While the Company has not completely finalized its contingency plan, it will select from several alternative plans including the installation of other third-party vendor software or some combination of alternatives.

       The final phase, assessing third-party risks, includes the process of identifying and prioritizing critical suppliers and customers at the direct interface level, as well as other material relationships with third-parties, including various exchanges, clearing houses, other banks, telecommunication companies, and public utilities. This evaluation includes communicating with the third-parties about their plans and progress in addressing Year 2000 issues. Detailed evaluations of the most critical third-parties are continuing. These evaluations will be followed with contingency plans, which are ongoing and expected to be finalized in the second quarter of 1999, with follow up reviews scheduled through the remainder of 1999.

       The Company's total costs associated with required modifications to become Year 2000 compliant are estimated at approximately $1.0 million. A significant portion of these costs has been and will continue to be the reallocation of internal resources and, therefore, does not necessarily represent incremental expense to the Company. The total amount expended on the Year 2000 compliance program through September 30, 1998 was approximately $350,000.

Risks

       Failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting primarily from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact. The Company's Year 2000 compliance program will reduce levels of uncertainty about the Year 2000 issues including the compliance and readiness of its material third-party providers. The Company believes that, with the implementation of new or upgraded business systems and completion of the Year 2000 compliance program as scheduled, the possibility of significant interruptions of normal operations will be reduced.

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

       In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS 134"), which amends the disclosure requirements of SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." SFAS 134 conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. SFAS 134 will be effective for the Company for the fiscal quarter beginning January 1, 1999. The Company does not expect that the adoption of SFAS 134 will have a material impact on its consolidated financial condition, results of operations or cash flows.

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

       The Company pursues balance sheet management strategies that should, in the long run, mitigate its exposure to fluctuations in interest rates. The Company also considers other strategies to minimize the variability of net interest margin including off-balance sheet activities. The Company has initiated numerous actions over the past three years which significantly reduced the Company's exposure to fluctuations in interest rates since December 31, 1994.

Interest Rate Swaps
-------------------

       The Company uses interest rate swap agreements to hedge cash flows associated with the Company's borrowings. Interest rate swaps involve the exchange of fixed-rate and floating-rate interest payment obligations without the exchange of the underlying notional amounts. At September 30, 1998 and December 31, 1997, the Company was a party to interest rate swap agreements with notional principal amounts of $366 million and $449 million, respectively, which involve the receipt of floating interest rates (based on 3-month LIBOR) and payment of fixed interest rates on the underlying notional amounts.

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

       In measuring interest rate sensitivity, the Company uses simulation modeling to estimate the potential effects of movements in interest rates. Interest rate sensitivity analysis measures the Company's interest rate risk by computing the estimated change in base forecasted net interest income ("NII") in the event of a range of assumed changes in market interest rates. The base forecast is for the twelve month period beginning September 30, 1998 and ending September 30, 1999, and utilizes current market rate assumptions. This analysis assesses the effect on NII in the event of a sudden and sustained 100 or 200 basis point increase or decrease in market interest rates.

       The following table presents the Company's projected NII with and without interest rate swaps, and the corresponding percentage change from the base forecast, for the various basis point ("bp") rate shock levels at September 30, 1998.

                                                                         PROJECTED EFFECT (UNAUDITED)
                                       --------------------------------------------------------------------------------------------
                                              -200 bp                 -100 bp                  +100 bp                  +200 bp
                                       -------------------     -------------------     -------------------      -------------------
  NII without swaps                         $194,816                $186,630                $171,132                 $161,367
  NII with swaps                            $186,658                $180,912                $170,296                 $162,971
  Impact of swaps                           $ (8,158)               $ (5,718)               $   (836)                $  1,604
  % Increase (decrease) from base NII,
    with swaps                                  6.22%                   2.95%                  (3.09%)                  (7.26%)


       The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan and mortgage-backed securities prepayments and deposit decay, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Company may undertake in response to changes in interest rates. Actual amounts may differ from those projections set forth in the table should market conditions vary from assumptions used in the preparation of the table.

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

       The following table illustrates the combined asset and liability repricing of the Company as of September 30, 1998:

                                                                       REPRICING PERIOD (UNAUDITED)
                                         ---------------------------------------------------------------------------------------
                                               UNDER               BETWEEN         BETWEEN THREE        OVER
                                                ONE             ONE AND THREE           AND             FIVE
                                               YEAR                 YEARS           FIVE YEARS          YEARS      TOTAL
                                         ---------------------------------------------------------------------------------------
                                                                          (DOLLARS IN THOUSANDS)
ASSETS:
-------
Cash and investments                        $  172,816           $       -           $      -           $       -     $  172,816

Loans and mortgage-backed
 securities (1)                              3,111,211             989,237            568,369             389,756      5,058,573
                                            ----------           ---------           --------           ---------     ----------

Total interest rate
 sensitive assets                           $3,284,027           $ 989,237           $568,369           $ 389,756     $5,231,389
                                            ==========           =========           ========           =========     ==========

LIABILITIES
-----------
Deposits:
    Transaction accounts                    $1,438,387           $       -           $      -           $       -     $1,438,387
    Certificates of deposit                  1,528,558             224,252             37,559               1,188      1,791,557
Borrowings                                     990,308             514,296            270,962             103,974      1,879,540
                                            ----------           ---------           --------           ---------     ----------
Total interest rate sensitive
 liabilities                                $3,957,253           $ 738,548           $308,521           $ 105,162     $5,109,484
                                            ==========           =========           ========           =========     ==========
Repricing gap-positive
 (negative) before impact
 of interest rate swaps                     $ (673,226)          $ 250,689           $259,848           $ 284,594     $  121,905
                                                                                                                      ==========
Impact of interest rate swaps                  281,500            (154,000)           (25,000)           (102,500)
                                            ----------           ---------           --------           ---------
                                            $ (391,726)             96,689            234,848             182,094
                                            ==========           =========           ========           =========
Cumulative repricing
 gap-positive (negative)                    $ (391,726)          $(295,037)          $(60,189)          $ 121,905
                                            ==========           =========           ========           =========
Cumulative repricing gap as a
 percentage of interest rate
 sensitive assets at
 September 30, 1998                              (7.49)%             (5.64)%            (1.15)%              2.33%
                                            ==========           =========           ========           =========

(1) Based on assumed annual prepayment and amortization rates which approximate the Company's historical experience.

       The following table illustrates the combined asset and liability repricing of the Company as of December 31, 1997:

                                                                       REPRICING PERIOD (UNAUDITED)
                                         --------------------------------------------------------------------------------------
                                               UNDER             BETWEEN               BETWEEN            OVER
                                                ONE           ONE AND THREE        THREE AND FIVE         FIVE
                                               YEAR               YEARS                 YEARS             YEARS      TOTAL
                                         ---------------------------------------------------------------------------------------
                                                                          (DOLLARS IN THOUSANDS)
ASSETS
------
Cash and investments                        $  257,588             $   5,000             $       -      $      -     $  262,588
Loans and mortgage-backed
 securities (1)                              1,950,582               371,275               201,178       320,339      2,843,374
                                            ----------             ---------             ---------      --------     ----------
Total interest rate
 sensitive assets                           $2,208,170             $ 376,275             $ 201,178      $320,339     $3,105,962
                                            ==========             =========             =========      ========     ==========

LIABILITIES
-----------
Deposits:
    Transaction accounts                    $  553,820             $       -             $       -      $      -     $  553,820
    Certificates of deposit                  1,007,420               110,987                 4,908             -      1,123,315
Borrowings                                   1,101,604               135,000                20,000        99,372      1,355,976
                                            ----------             ---------             ---------      --------     ----------

Total interest rate
 sensitive liabilities                      $2,662,844             $ 245,987             $  24,908      $ 99,372     $3,033,111
                                            ----------             ---------             ---------      --------     ----------

Repricing gap-positive
 (negative) before impact of
 interest rate swaps                        $ (454,674)            $ 130,288             $ 176,270      $220,967     $   72,851
                                                                                                                     ==========
Impact of interest rate swaps                  389,250              (111,750)             (100,000)     (177,500)
                                            ----------             ---------             ---------      --------
                                               (65,424)               18,538                76,270        43,467
                                            ----------             ---------             ---------      --------
Cumulative repricing
 gap-positive (negative)                    $  (65,424)            $ (46,886)            $  29,384      $ 72,851
                                            ==========             =========             =========      ========
Cumulative repricing gap as a
 percentage of interest rate
 sensitive assets at
 December 31, 1997                               (2.11)%               (1.51)%                0.95%         2.35%
                                            ==========             =========             =========      ========

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

Item 2.  Changes in Securities
         ---------------------
         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         None

Item 5.  Other Information
         -----------------

         The Indenture relating to the Company's 9 1/8% Subordinated Notes due 2007 has not permitted the Company to pay cash dividends or make common stock repurchases unless it was "well-capitalized" for bank holding company regulatory purposes. The Company's October 1998 stock repurchases were made at a time when the Company was not well-capitalized. On October 30, 1998 the Company and the Indenture Trustee entered into a First Supplemental Indenture, revising the "well capitalized" standard to "adequately capitalized." The Company is currently in compliance with the Indenture, as amended by the First Supplemental Indenture.

         In addition, the First Supplemental Indenture amended the Indenture to exclude from the definition of "restricted payments" under the Indenture dividends on preferred securities issued by a special purpose subsidiary whose primary purpose is to invest in debt securities of the Company and any distribution of these debt securities to the preferred security holders.

         See also the First Supplemental Indenture attached hereto as Exhibit
         10.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

  a(i). First Supplemental Indenture dated October 30, 1998 (Exhibit 10) Employment Agreement with Richard Arnold (Exhibit 10.1)
         Employment Agreement with John N. Buckley (Exhibit 10.2)
         Employment Agreement with Robert J. Flax (Exhibit 10.3)
         Employment Agreement with David A. Heaberlin (Exhibit 10.4) Employment Agreement with Scott H. Ray (Exhibit 10.5)
         Employment Agreement with Ronald L. Reed (Exhibit 10.6)
         Employment Agreement with Edward H. Sondker (Exhibit 10.7) Employment Agreement with Carolyn Williams-Goldman (Exhibit 10.8)

 a(ii).  Computation of Ratios of Earnings to Fixed Charges (Exhibit 12)

a(iii).  Financial Data Schedule (Exhibit 27)

  b(i). The Registrant filed the following report on Form 8-K dated August 27, 1998 during the three months ended September 30, 1998:

         The Registrant cancelled the proposed acquisition of PSB Lending Corporation, increased its share repurchase program to up to $50 million in shares of the Company's common stock, and announced the filing of an application to convert Bay View Bank from a federally chartered savings bank regulated by the Office of Thrift Supervision to a national bank regulated by the Office of the Comptroller of the Currency.

 b(ii). The Registrant filed the following report on Form 8-K dated September 30, 1998 during the three months ended September 30, 1998:

         The Registrant provided consolidated financial statements of AFEH and pro forma financial information regarding the merger of the Company and AFEH prepared in accordance with Regulation S-X of the Securities and Exchange Commission.


                                  SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            BAY VIEW CAPITAL CORPORATION
                            ----------------------------
                            Registrant


DATE: November 16, 1998     BY:  /s/   David A. Heaberlin
                                -------------------------
                                David A. Heaberlin
                                Executive Vice President and
                                Chief Financial Officer
                                (Duly Authorized Officer and
                                Principal Financial Officer)