Form 10-K405
period 1998-12-31
BAY VIEW CAPITAL CORP
filed 1999-03-30
CIK 840387

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

     For the fiscal year ended December 31, 1998

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____________________to____________________

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


      Registrant's telephone number, including area code:  (650) 312-7200
          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12 (g) of the Act:

                    Common Stock, par value $0.01 per share
                             Stock Purchase Rights
                                (Title of class)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of January 29, 1999, there were outstanding 19,113,637 shares of the registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of January 29, 1999, was $353,602,000. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant).

                      DOCUMENTS INCORPORATED BY REFERENCE
        Part III of Form 10-K - Portions of Definitive Proxy Statement
                   for 1999 Annual Meeting of Stockholders.

================================================================================

================================================================================
                                   FORM 10-K

Part I
     Item 1.     Business
                 General..............................................................    4
                 Lending Activities...................................................    5
                 Securities Activities................................................    7
                 Retail Deposit Activities............................................    8
                 Borrowing Activities.................................................    8
                 Debt.................................................................    8
                 Competition..........................................................    8
                 Economic Conditions, Government Policies and Legislation.............    9
                 Supervision and Regulation...........................................   10
                 Employees............................................................   13
                 Executive Officers of the Registrant.................................   14
     Item 2.     Properties...........................................................   15
     Item 3.     Legal Proceedings....................................................   15
     Item 4.     Submission of Matters to a Vote of Security Holders..................   15

Part II
     Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters   16
     Item 6.     Selected Financial Data - Five-Year Financial Information............   17
     Item 7.     Management's Discussion and Analysis of Financial Condition and
                 Results of Operations................................................   18
     Item 7A.    Quantitative and Qualitative Disclosures About Market Risk...........   54
     Item 8.     Financial Statements and Supplementary Data..........................   59
     Item 9.     Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure.................................................  101
Part III
     Item 10.    Directors and Executive Officers of the Registrant...................  101
     Item 11.    Executive Compensation...............................................  101
     Item 12.    Security Ownership of Certain Beneficial Owners and Management.......  101
     Item 13.    Certain Relationships and Related Transactions.......................  101

Part IV
     Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....  102

Signatures

--------------------------------------------------------------------------------
Forward-Looking Statements

  Certain statements included in this Form 10-K or in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other shareholder communications or in oral statements made with the approval of an authorized executive officer, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are subject to a number of risks and uncertainties. Any such forward-looking statements should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "are expected to," "will," "will allow," "will continue," "will likely result," "should," "would be," "seeks," "approximately," "intends," "plans," "projects," "estimates" or "anticipates" or similar expressions or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. In addition, all information included herein or therein with respect to projected results of operations, financial condition, financial performance or other financial or statistical matters constitute such forward-looking statements. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and that may be incapable of being realized and in some instances are based on consensus estimates of analysts not affiliated with the Company. In that regard, the following factors, among others, could cause actual results and other matters to differ materially from those in such forward-looking statements: increases in defaults by borrowers and other loan delinquencies; increases in the provision for loan and lease losses; failure by the Company to realize expected cost savings or revenue enhancements from the acquisition of America First Eureka Holdings, Inc. ("AFEH"); deposit attrition, customer loss or revenue loss; costs or difficulties related to the integration of the businesses of the Company and AFEH and their respective subsidiaries; the Company's inability to sustain or improve the performance of its subsidiaries; the inability to identify suitable future acquisition candidates; the Company's inability to achieve the assumptions as defined in its strategic plans, including any assumptions related to both contemplated and consummated acquisitions; changes in interest rates which may, among other things, adversely affect net interest margins, the level of prepayments on loans and mortgage-backed securities and interest rate risk; competition in the banking, financial services and related industries; government regulation and tax matters; the outcome of pending or threatened legal or regulatory disputes and proceedings; credit and other risks of lending and investment activities; changes in conditions in the securities markets, including the value of the Company's common stock; changes in regional and national business and economic conditions and inflation; the inability to utilize net operating loss carryforwards; and unanticipated effects of Year 2000 on the Company and the economy. As a result of the foregoing, no assurance can be given as to the Company's future results of operations or financial condition or as to any other matters covered by any such forward-looking statements, and the Company wishes to caution investors not to rely on any such forward-looking statements. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements, which speak only as of the date made.

Part I

Item 1. Business
----------------

                                    General

  Bay View Capital Corporation (the "Company" or "BVCC"), a Delaware corporation, is a diversified financial services company incorporated in 1989. The Company has been focused on the conversion of its assets to more traditional commercial bank-like assets and expects to continue this process prospectively (see "Strategic Overview" at Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of these conversion efforts). The Company's principal business activities consist of three operating platforms: a Banking Platform, a Consumer Platform and a Commercial Platform. The Company operates these platforms through its wholly owned subsidiaries (i) Bay View Bank, N.A. ("BVB" or the "Bank"), a national bank, (ii) Bay View Acceptance Corporation ("BVAC"), a Nevada corporation and a subsidiary of BVB, underwriting and purchasing prime motor vehicle loans and leases through its wholly owned subsidiaries Bay View Credit ("BVC"), Ultra Funding, Inc. ("Ultra") and LFS-BV, Inc. ("LFS"), and (iii) Bay View Commercial Finance Group ("BVCFG"), formerly Concord Growth Corporation, a California corporation and a subsidiary of BVB, operating as a commercial finance company offering factoring, asset-based lending and commercial leasing. The Company is also the holding company for Bay View Securitization Corporation ("BVSC"), a Delaware corporation formed for the purpose of issuing asset-backed securities through a trust, Bay View Capital I, a Delaware Business Trust established for the purpose of issuing the Company's Capital Securities, and during 1998, Regent Financial Corporation ("Regent"), a California corporation providing item processing services. MoneyCare, Inc. and Bay View Auxiliary Corporation, wholly owned subsidiaries of BVB, sell uninsured investment products and act as trustee under deeds of trust originated by BVB, respectively.

  Effective January 2, 1998, the Company acquired America First Eureka Holdings, Inc. ("AFEH") and its wholly owned subsidiary, EurekaBank, a federal savings bank. The branches, systems and products of EurekaBank and BVB were fully integrated during 1998 to form the largest independent bank operating exclusively in the San Francisco Bay Area.

Bay View Bank

  BVB is the basis of the Company's Banking Platform. On March 1, 1999, BVB converted from a federal stock savings bank to a national bank. BVB was organized in 1911, converted from a mutual savings bank to a federal stock savings bank in 1986 and became a wholly owned subsidiary of the Company in 1989. BVB is a member of the Federal Home Loan Bank of San Francisco ("FHLBSF") and the Federal Reserve System.

  At December 31, 1998, BVB had 56 branches operating throughout the San Francisco Bay Area and one branch in Southern California. Its principal business consists of originating loans and leases and attracting deposits from the general public. The Bank uses these deposits, together with borrowings and other sources of funds, to fund the activities of the Banking, Consumer and Commercial Platforms. All of the mortgage loans originated by BVB are secured by properties located in California, primarily Northern California. The majority of BVB's real estate loan originations are secured by multi-family residential properties. BVB also originates real estate loans secured by commercial and industrial properties, home equity loans and business loans. BVB discontinued its single-family mortgage lending activity during 1996.

Bay View Acceptance Corporation

  BVAC, formed in 1997, represents the motor vehicle component of the Company's Consumer Platform operating through its subsidiaries and its strategic alliance partner.

Bay View Credit
----------------

  BVC was acquired by the Company effective June 1, 1996 in a business combination accounted for under the purchase method of accounting. Previously, BVC was a Federal Deposit Insurance Corporation ("FDIC")-insured industrial loan company incorporated under the laws of the State of California. Effective December 31, 1997, BVC ceased accepting deposits and was deregulated.

  Based in Covina, California, BVC underwrites and purchases both new and used fixed-rate prime motor vehicle loans through its loan production offices in California and the Western United States.

Ultra Funding, Inc.
-------------------

  Ultra was formed during 1997 and, effective October 1, 1997, acquired the origination capabilities and certain assets of Ultra Funding, Ltd. ("Ultra Funding"). From November 1996 through October 1997, the Company participated in a strategic alliance with Ultra Funding whereby the Company had a right of first refusal to purchase all of the motor vehicle loan contracts originated by Ultra Funding which met the Company's underwriting criteria. Based in Austin, Texas, Ultra underwrites and purchases new and used fixed-rate prime motor vehicle loans.

LFS-BV, Inc.
------------

  LFS was formed during 1998 for the purpose of underwriting and purchasing motor vehicle leases through the Company's strategic alliance with Lendco Financial Services ("Lendco"). The motor vehicle leases are accounted for as operating leases. Based in Woodland Hills, California, Lendco originates fixed-rate prime motor vehicle leases throughout the United States.

Bay View Commercial Finance Group

  The Company created its Commercial Platform through the acquisition of EXXE Data Corporation ("EXXE") and EXXE's wholly owned subsidiary, BVCFG, on March 17, 1997. The acquisition was accounted for under the purchase method of accounting effective April 1, 1997. Subsequent to the acquisition, EXXE was merged into BVCFG and liquidated and BVCFG became a subsidiary of the Company. In connection with the conversion of BVB to a national bank, BVCFG became a subsidiary of BVB effective March 1, 1999. BVCFG, based in San Mateo, California, offers asset-based lending, factoring and commercial leasing through its loan production offices throughout the United States.


                               Lending Activities

Banking Platform

Residential Lending
-------------------

  Single-Family Mortgage Loans (one to four units). At December 31, 1998, loans secured by single-family residential real estate totaled $1.6 billion, representing 38.2% of the Company's gross loan and financing lease portfolio. These loans are primarily adjustable-rate mortgages ("ARMs") and generally have terms of 30 years. While BVB discontinued single-family loan originations during 1996, its portfolio of single-family loans increased significantly during 1998 as a result of the Company's acquisition of AFEH effective January 2, 1998.

  Multi-Family Mortgage Loans (five or more units). At December 31, 1998, loans secured by multi-family residential real estate totaled $1.0 billion, representing 24.2% of the Company's gross loan and financing lease portfolio.
In general, these loans are ARMs with terms of 30 years, although some of these loans have monthly payments calculated on a 30-year amortization period with a balloon payment due at maturity, typically 15 years. The majority of the ARMs originated by BVB prior to 1996 were indexed to the Eleventh District Cost of Funds Index ("COFI"). During 1996, management re-directed its lending practices and BVB moved away from COFI as its index for ARMs. Currently, BVB utilizes the London Interbank Offered Rate ("LIBOR") and prime rate as its variable interest rate indices for the majority of its multi-family loan originations.

  BVB generally does not lend more than 75% of the appraised value of multi-family residences on a first mortgage loan. The property's cash flow available for loan payments is also a limiting factor on the approved loan amount for multi-family residences. Properties securing multi-family loans are required to generate cash flow sufficient to cover loan payments and other property expenditures.

Commercial Real Estate Lending
------------------------------

  At December 31, 1998, loans secured by commercial real estate totaled $338.2 million, representing 8.1% of the Company's gross loan and financing lease portfolio. Substantially all of BVB's commercial real estate loans are ARMs. ARMs secured by commercial real estate are generally made upon the same terms and conditions as ARMs secured by multi-family residences.

  Most of BVB's commercial real estate loans consist of loans secured by improved property such as office buildings, warehouses and retail sales facilities. A majority of these loans are in amounts ranging from $250,000 to $1 million. BVB generally does not originate commercial real estate loans which have a loan-to-value ("LTV") ratio exceeding 70%. The property's cash flow available for loan payments is also a limiting factor on the approved loan amount. Properties securing commercial real estate loans are required to generate cash flow sufficient to cover loan payments and other property expenditures.

Underwriting Policies and Procedures - Real Estate Loans
--------------------------------------------------------

  Multi-family and commercial real estate lending entails significant additional risks compared to single-family residential mortgage lending. Income producing property loans may involve large loan balances to single borrowers or groups of related borrowers. In addition, repayment of loans secured by multi-family and commercial real estate properties is typically dependent on the successful operation of the properties, as well as favorable conditions in the real estate market or the economy in general.

  BVB originates multi-family and commercial real estate loans through internal loan production personnel. As part of the loan underwriting process, staff appraisers or qualified independent appraisers inspect and appraise the property that would secure the loan. A loan underwriter analyzes the merits of the loan based on information obtained relative to the borrower and property (e.g., income, credit history, assets, liabilities, cash flows, and the value of the real property as stated on the appraisal report). Loans are then approved at various levels of authority depending upon the amount and type of loan.

  The majority of BVB's real estate loans are secured by properties located in Northern California. BVB requires the American Land Title Association form of title insurance on all loans secured by real property and requires that fire and extended coverage casualty insurance in amounts sufficient to rebuild or replace the improvements at current replacement costs be maintained on all properties securing the loans. BVB also requires flood insurance for properties in flood hazard zones to protect the property securing its interest. Consistent with regional industry practices, BVB does not necessarily require earthquake insurance as part of its general underwriting practices. BVB may in certain circumstances, however, require mudslide, earthquake and/or other hazard insurance depending upon the location of the property.

Consumer and Business Lending
-----------------------------

  At December 31, 1998, other consumer and business loans generated within the Banking Platform totaled $92.8 million, representing 2.2% of the Company's gross loan and financing lease portfolio. The consumer loans are comprised primarily of home equity lines of credit. The business loans are comprised of business lending products (e.g., business term loans and lines of credit) which are offered in conjunction with other services in order to expand BVB's customer base and make BVB more competitive in the commercial banking environment.

Consumer Platform

Motor Vehicle Financing
-----------------------

  At December 31, 1998, the Consumer Platform's motor vehicle loans totaled $546.8 million, representing 13.1% of the Company's gross loan and financing lease portfolio. Additionally, the Consumer Platform's motor vehicle leases totaled $183.5 million at December 31, 1998, representing 3.3% of the Company's consolidated assets. BVAC underwrites and purchases new and used fixed-rate prime motor vehicle loans and leases. The motor vehicle leases are accounted for as operating leases and, accordingly, the leased asset is capitalized by the Company and depreciated down to the estimated residual value over the term of the lease.

  BVAC underwrites all loans and leases that it purchases, utilizing custom credit scoring systems. BVAC's underwriting standards focus on the borrower's ability to repay, as demonstrated by debt-to-income ratios, as well as the borrower's willingness to repay, as demonstrated by Fair, Isaac Credit Bureau ("FICO") scores. BVAC generally considers FICO scores of 680 or higher as prime-quality loans. The Company generally purchases motor vehicle loans with FICO scores averaging 700 or higher and motor vehicle leases with FICO scores averaging 730 or higher.

  The Company initially anticipated periodic securitizations and sales of its motor vehicle loans. During the first quarter of 1997, $253 million of motor vehicle loans were securitized and sold, with the premium from the sale recorded as part of the acquisition of BVC. In conjunction with the Company's May 1997 announcement of the acquisition of AFEH and its wholly owned subsidiary, EurekaBank, as discussed elsewhere herein, the Company discontinued the securitization and sale of motor vehicle loans.

Home Equity Loans
-----------------

   The Company began purchasing high loan-to-value ("HLTV") home equity loans in 1997. At December 31, 1998, HLTV home equity loans totaled $483.8 million, representing 11.5% of the Company's gross loan and financing lease portfolio. Similar to its motor vehicle lending and leasing activities, the Company's underwriting standards for HLTV home equity loans also focus on debt-to-income ratios and FICO scores. The Company generally purchases HLTV home equity loans with FICO scores of 680 or higher.

Commercial Platform

  At December 31, 1998, the Commercial Platform's loan and lease portfolio totaled $113.2 million, representing 2.7% of the Company's gross loan and financing lease portfolio. Approximately $70 million of the Commercial Platform's loans outstanding at December 31, 1998 represented asset-based loans generated by BVCFG's asset-based lending division, Bay View Financial Corporation ("BVFC"). The remaining balance was largely comprised of the platform's factoring and commercial leasing activities. The Commercial Platform employs strict underwriting procedures which include, among other things, continuous reviews of the borrower's financial condition and periodic audits of the receivables, equipment or other assets securing the loans and leases.

                             Securities Activities

  The Company's securities activities primarily involve the purchase and sale of mortgage-backed securities ("MBS") by BVB. BVB purchases securities to supplement the Company's high-quality loan and lease production. The portfolio includes MBS issued by Freddie Mac ("FHLMC"), Fannie Mae ("FNMA") and the Government National Mortgage Association ("GNMA"). The portfolio also includes senior tranches of private issue collateralized mortgage obligations ("CMOs") which entail less prepayment risk than other tranches.

  Securities are classified as held-to-maturity or available-for-sale. The Company does not maintain a trading portfolio. Securities in the held-to-maturity category consist of securities purchased for long-term investment in order to enhance the Company's ongoing stream of net interest income and core earnings. Securities deemed held-to-maturity are classified as such because the Company has both the intent and ability to hold the securities to maturity. Securities purchased which may be sold prior to maturity are designated as available-for-sale at the time of purchase.

                           Retail Deposit Activities

  BVB attracts both short-term and long-term deposits from the general public by offering a wide range of deposit products and services. BVB, through its branch network, provides its banking customers with money market accounts, savings and checking accounts, certificates of deposit, individual retirement accounts, business checking accounts, and 24-hour automated teller machines ("ATMs").

  Enhancing the value of BVB's retail branch franchise remains one of the Company's primary objectives. BVB plans to continue to expand its retail banking presence in Northern California through internal growth, new product development and the acquisition of, or purchase of deposits from, other institutions. This objective led to the Company's acquisition of AFEH. BVB's retail deposit franchise is now the largest of any financial institution operating exclusively in the San Francisco Bay Area.


                              Borrowing Activities

  The Company's borrowing activities are primarily conducted by BVB. The Federal Home Loan Bank ("FHLB") System functions in a reserve credit capacity for qualifying financial institutions. As a FHLB member, BVB is required to own capital stock in the FHLBSF and has the authority to apply for advances from the FHLBSF utilizing FHLBSF capital stock, qualifying mortgage loans and MBS as collateral.

  The FHLBSF offers a full range of borrowing programs on its advances with terms of up to ten years at competitive market rates. A prepayment penalty is usually imposed for early repayment of FHLBSF advances. As a Federal Reserve member, BVB may also borrow from the Federal Reserve Bank of San Francisco.

  BVB also utilizes borrowings under reverse repurchase agreements with securities dealers and the FHLBSF. Reverse repurchase agreements are sales of securities owned by BVB to securities dealers or the FHLBSF with a commitment by BVB to repurchase such securities for a predetermined price at a future date.


                                      Debt

  At December 31, 1998, the Company had approximately $240 million of debt outstanding. This debt is comprised of (i) the Company's 9.76% Capital Securities due December 31, 2028 issued in December 1998 by Bay View Capital I, a statutory business trust sponsored by the Company, (ii) $100 million of 9.125% Subordinated Notes due August 15, 2007 issued in August 1997 and (iii) $50 million of 8.42% Senior Debentures due June 1, 1999 issued in May 1996.


                                  Competition

Banking Platform

  The Banking Platform faces strong competition both in originating loans and in attracting deposits. Competition in originating multi-family and commercial real estate mortgage loans, as well as consumer and other business loans, comes primarily from other savings institutions, commercial banks and mortgage bankers located throughout the San Francisco Bay Area. BVB competes for loan business principally on the basis of interest rates, types of products, loan fees charged, and the quality of customer service it provides to borrowers. Competition in attracting deposits comes primarily from other savings institutions, commercial banks, brokerage firms, mutual funds, credit unions, and other non-bank financial services companies. The ability of BVB to attract and retain deposits depends upon a number of factors which include interest rates offered on deposit products, fees, types of deposit products, convenient office locations, advertising, ATMs, and quality customer service.

  BVB has ATMs located throughout the San Francisco Bay Area which provide 24-hour cash availability to its customers. BVB also participates in the STAR/(R)/ System and the Plus/(R)/ Network, which link BVB's ATMs with those of a number of major financial institutions. This linkage provides customers with cash availability worldwide.

  BVB also has a wholly owned subsidiary, MoneyCare, Inc., which offers uninsured investment products through a third-party registered broker on a commission basis, such as mutual funds and annuities, providing BVB's customers with additional products to support their individual investment needs.

Consumer Platform

  The Consumer Platform experiences strong competition for motor vehicle loans and leases. This competition comes primarily from large, well-capitalized lending institutions and finance companies. The platform competes for business through identifying and serving unique market niches, through competitive and flexible pricing and through initiatives related to products, service and marketing. The Consumer Platform intends to expand origination capability and market share through geographic expansion, strategic alliances and additional business acquisitions, as warranted.

Commercial Platform

  The Commercial Platform experiences intense competition from other lending institutions and commercial finance companies competing for market share. Management has countered this impact by expanding the asset-based lending segment of the platform through the addition of personnel with significant industry experience, relocating the asset-based lending business to Southern California, one of the top asset-based lending markets in the country, and adding new and enhanced products to the Commercial Platform's product array. The Commercial Platform intends to expand origination capability and market share through geographic expansion, strategic alliances and additional business acquisitions, as warranted.


            Economic Conditions, Government Policies and Legislation

  The Company's profitability, like that of most other financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by the Company on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Company on interest-earning assets, such as loans, leases and securities, comprise the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of the Company, such as inflation, recession and unemployment, and the impact of future changes in domestic and foreign economic conditions that cannot be predicted.

  The Company's business is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the "Federal Reserve Board" or the "FRB"). The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. government securities, by adjusting the required level of reserves for depository institutions subject to its reserve requirements and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, leases, investments, and deposits, and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on the Company of any future changes in monetary and fiscal policies cannot be predicted.

  From time to time, legislative acts, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between financial services providers. Proposals to change the laws and regulations governing the operations and taxation of savings institutions, national banks, bank holding companies, and other financial institutions are frequently made in the U.S. Congress, in the state legislatures and by various regulatory agencies. The likelihood of any legislative or regulatory changes and the impact such changes might have on the Company cannot be predicted. See "Supervision and Regulation" for additional discussion on legislative and regulatory changes.

                           Supervision and Regulation

General

  During 1998, the Company initiated the process to convert BVB from a savings institution regulated by the Office of Thrift Supervision ("OTS") to a national bank regulated by the Office of the Comptroller of the Currency ("OCC") and to convert the holding company from a savings and loan holding company regulated by the OTS to a bank holding company regulated by the FRB. On February 2, 1999, the Company received all necessary approvals to effect these conversions which were consummated on March 1, 1999. Throughout 1998, the Company, together with its subsidiaries, was subject to examination, supervision and regulation by the OTS and the FDIC.

  Until its conversion to a national bank, applicable OTS regulations governed, among other things, BVB's lending and investment powers, the types of deposit and/or loan accounts it was permitted to offer, the types of business in which it could engage, and requirements for regulatory capital. The Company was also subject to the regulations of the FRB with respect to required reserves and certain other matters. As a result of the conversion, BVB will be subject to regulations governing national banks. Unlike a federal savings bank, as a national bank, BVB will not be subject to portfolio limits on the amount of commercial and consumer loans that it may originate or purchase.

Regulation of National Banks

  General. The OCC has extensive authority over the operations of national banks. As part of this authority, BVB is required to file periodic reports with the OCC and is subject to periodic examinations by the OCC. The OCC also has extensive enforcement authority over parties affiliated with BVB such as directors, officers, agents, and other parties providing services to the institution.

  Insurance of Accounts and Regulation by the FDIC. BVB was a member of the Savings Association Insurance Fund ("SAIF"), which is administered by the FDIC, and will remain a member as a national bank. BVB's deposits are insured up to applicable limits by the FDIC. As insurer, the FDIC has adopted a risk-based deposit insurance system that assesses deposit insurance premiums for all FDIC-insured banks and thrifts according to the level of risk involved in an institution's activities. An institution's risk category is based upon whether the institution is classified as "well-capitalized", "adequately-capitalized" or "undercapitalized" and within each risk category there are three subcategories based upon an institution's risk classification. As a well-capitalized institution, BVB does not currently pay any deposit insurance premiums. It does pay an annual assessment on its level of deposits, as do all other SAIF-insured institutions, to fund repayment of obligations issued to resolve the thrift crisis in the 1980s. The assessment rate is about six basis points of insured deposits.

  The FDIC is authorized to increase assessment rates, on a semi-annual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF-insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to the aforementioned designated reserve level, or such higher reserve ratio as established by the FDIC. In addition, the FDIC may impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

  Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (e.g., checking accounts). Throughout 1998 and at December 31, 1998, BVB was in compliance with these reserve requirements.

  Federal Home Loan Bank System. BVB is a member of the FHLBSF, one of 12 regional FHLBs. Each FHLB serves as a reserve, or central bank, for its members within its assigned geographic region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. It makes loans (i.e., advances) to members in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLBSF are required to be secured by sufficient collateral as determined by the FHLBSF. In addition, all long-term advances from the FHLBSF are restricted to providing funds for residential home financing. BVB will remain a member of the FHLBSF as a national bank.

  Limitations on Dividends.   As a national bank, BVB may pay dividends in any
one calendar year equal to its net earnings in that calendar year plus the net earnings for the previous two calendar years less any dividends during this three-year period that have been paid. Any dividends in excess of this amount must receive the prior approval of the OCC. In addition, a dividend may not be paid if BVB is or would be undercapitalized as a result of the dividend.

  Regulatory Capital Requirements. National banks, such as BVB, are required to maintain a minimum level of regulatory capital. The OCC has established capital standards, including a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to national banks. The OCC is also authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis. At December 31, 1998, BVB was deemed well-capitalized under the OTS regulations as well as the OCC regulations. See Note 15 to the Consolidated Financial Statements, "Stockholders' Equity and Regulatory Capital Requirements," at Item 8. "Financial Statements and Supplementary Data" for further discussion.

  Community Reinvestment Act and Fair Lending Developments. BVB is subject to certain fair lending laws and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. A financial institution may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities. During 1998, the OTS rated BVB "satisfactory" in complying with its CRA obligations.

Regulation of Bank Holding Companies

  General. As a bank holding company, the Company is subject to comprehensive regulation by the FRB under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and the regulations of the FRB. As a bank holding company, the Company is required to file periodic reports with the FRB and is subject to periodic examinations by the FRB. The FRB also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil monetary penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries, including its bank subsidiaries. In general, enforcement actions may be initiated for violations of law and regulation as well as for unsafe or unsound practices. Under FRB policy, a bank holding company must serve as a source of strength for its subsidiary banks. Under this policy the FRB may require, and has required in the past, bank holding companies to contribute additional capital to undercapitalized subsidiary banks.

  Under the BHCA, a bank holding company must obtain FRB approval before, among other matters: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares) or (ii) acquiring all or substantially all of the assets of another bank or bank holding company.

  The BHCA prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-banking activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks, such as all types of lending; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; and providing securities brokerage services for customers. The scope of permissible activities may be expanded from time to time by the FRB. Such activities may also be affected by federal legislation.

  Dividends. A FRB policy statement on the payment of cash dividends by bank holding companies states that a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company's capital needs, asset quality and overall financial condition. The FRB has also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the FRB, the FRB may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as undercapitalized.

  Bank holding companies are required to give the FRB prior written notice of any purchase or redemption of the company's outstanding equity securities if the consideration paid for the purchase or redemption, when combined with the consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company's consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute, among other things, an unsafe or unsound practice. This notification requirement does not apply to any company that is well-capitalized, well-managed and is not subject to any unresolved supervisory issues.

  Regulatory Capital Requirements. The FRB has established capital requirements for bank holding companies that generally parallel the capital requirements for national banks. As a savings and loan holding company, the Company was not subject to any minimum capital requirements. At December 31, 1998, the Company was deemed well-capitalized under the FRB capital requirements.

Other Regulations

  Prompt Corrective Action and Other Enforcement Mechanisms. Federal banking agencies possess broad powers to take corrective and other supervisory action as deemed appropriate against an insured depository institution and its holding company. Federal laws require each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including, but not limited to, those institutions which fall below one or more of the prescribed minimum required capital ratios. The federal banking agencies have promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

  A depository institution that, based upon its capital levels, is classified as well-capitalized, adequately-capitalized or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat an institution as critically undercapitalized unless its capital ratios actually warrant such treatment.

  In addition to measures taken under the prompt corrective action provisions, banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses, or for violation of any law, rule, regulation, condition imposed in writing by the agency, or term of a written agreement with the agency. Enforcement actions may include the appointment of a conservator or receiver, the issuance of a cease and desist order that can be judicially enforced, the termination of deposit insurance (in the case of a depository institution), the imposition of civil monetary penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties, and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

  Safety and Soundness Standards. The federal banking agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to, among other things: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, and (iv) asset growth. Any institution that is found to be lacking sufficient controls in these areas is required to promptly take appropriate action.

  Interstate Banking and Branching. Federal law permits the FRB to approve an application of an adequately-capitalized and adequately-managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state. The FRB may not approve the acquisition of a bank, however, that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. Federal law also prohibits the FRB from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. States may limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% statewide concentration limit.

  Additionally, the federal banking agencies are authorized to approve interstate merger transactions without regard to whether such transactions are prohibited by the law of any state, unless the home state of one of the banks opted out prior to June 1, 1997, by enacting a law which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration limits described above. The OCC may approve interstate branching de novo by national banks only in states which specifically allow for such branching.

  Legislative and Regulatory Proposals. Any changes in the regulatory structure to which the Company is subject, whether by any of the federal banking agencies or Congress, could have a material effect on the Company, and the Company cannot predict what, if any, future actions may be taken by legislative or regulatory
authorities or what impact such actions may have.   The Clinton Administration
and Congressional leaders have been considering measures to restructure the regulation of banks. Pending legislation, if ultimately enacted into law, would provide for sweeping financial modernization of the banking system. Among the changes being considered is removing certain restrictions contained in the Glass-Steagall Act of 1933 and the BHCA, thereby allowing qualified financial holding companies to control banks, securities firms, insurance companies, and
other financial firms.   Conversely, securities firms, insurance companies and
other financial firms would be allowed to own or affiliate with commercial banks. There can be no assurance of when, or if, the legislation described will be enacted, or if enacted, what form such legislation will ultimately take.


                                   Employees

   At December 31, 1998, the Company had a total of 944 employees on a full-time equivalent ("FTE") basis, consisting of both full-time and permanent part-time employees, as follows:

Bay View Bank                               590
Bay View Acceptance Corporation             156
Bay View Capital Corporation                111
Bay View Commercial Finance Group            59
Regent Financial Corporation                 28
                                            ---
Total                                       944
                                            ===

  The Company's employees are not represented by any unions or covered by any collective bargaining agreements. The Company considers its relations with its employees to be satisfactory.

                     Executive Officers of the Registrant

  The following table sets forth certain information regarding the executive officers of the Registrant.

                                                                                                                     Year
              Name                        Age                               Position                               Appointed
---------------------------------     ----------     -----------------------------------------------------     ---------------
Edward H. Sondker                         51           Director, President and Chief Executive Officer              1995

Richard E. Arnold                         58           Executive Vice President and Director of Sales and           1997
                                                       Banking Administration

John N. Buckley                           41           Executive Vice President and Chief Credit                    1994
                                                       Administrator

Robert J. Flax                            49           Executive Vice President, General Counsel and                1985
                                                       Corporate Secretary

David A. Heaberlin                        49           Executive Vice President and Chief Financial                 1995
                                                       Officer

Ronald L. Reed                            52           Executive Vice President and Director of                     1997
                                                       Management Information Systems and Loan Servicing

Carolyn Williams-Goldman                  38           Executive Vice President and Director of                     1998
                                                       Administration

Scott H. Ray                              34           Senior Vice President and Controller                         1998

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

  Mr. Arnold, Executive Vice President, has served as Director of Sales and Banking Administration since 1997. Prior to joining the Company, he served as an Executive Vice President of First Interstate Bank and was responsible for all branch banking activities in Northern California. Prior to joining First Interstate Bank in 1990, he held executive and management positions at Security Pacific Bank in a career that spanned over 30 years.

  Mr. Buckley, Executive Vice President, has served as Chief Credit Administrator since 1995 and Manager of Credit Administration and Asset Management since 1994. He joined the Company in September 1993. Previously, he served at Bank of America in various capacities from 1985 to 1993. His last position was Vice President and Regional Credit Administrator for the Real Estate Industries Division at Bank of America.

  Mr. Flax, Executive Vice President, has served as General Counsel of BVB since 1985 and has served in various capacities since joining BVB in 1980. He has served as General Counsel and Corporate Secretary of the Company since its formation in 1989. Before joining BVB, he was a trial attorney in private practice in San Francisco from 1976 to 1980.

  Mr. Heaberlin, Executive Vice President, has served as Chief Financial Officer of the Company since 1995 and Chief Operating Officer of BVB since 1997. Previously, he served as Senior Vice President and Chief Financial Officer for First California/Mortgage Service America. During 1993 and 1994, he was Executive Vice President and Treasurer of ITT Residential Capital Corporation. Prior to his service with ITT, he was a financial executive for various entities including Bowery Bank, Exchange National Bank of Chicago, Financial Corporation of Santa Barbara, and Numerica Financial. He has over 20 years experience in commercial banking, savings banks and the financial services industry. Mr. Heaberlin is a Certified Public Accountant.

  Mr. Reed, Executive Vice President, has served as Director of Management Information Systems and Loan Servicing since 1997. Previously, he served as Chief Information Officer for Weyerhaeuser and WMC Mortgage Corporation. He has over 30 years of corporate management, information technology and servicing experience and has also held senior management positions with Technology Management Corporation, American Savings Bank and Home Savings of America / HF Ahmanson.

  Ms. Williams-Goldman, Executive Vice President, has served as Director of Administration since 1998 and Director of Human Resources since 1996. She joined the Company as Associate Counsel in 1995. Previously, she served as Vice President and Counsel at First Nationwide Bank in San Francisco. Prior to her service with First Nationwide Bank, she was an Associate in the Business Law and Banking Practice Groups of Winthrop, Stimson, Putnam & Roberts. She is a member of the State Bars of California and New York.

  Mr. Ray, Senior Vice President, has served as Controller of the Company and Chief Financial Officer of BVB since 1998. Previously, he served as Executive Vice President and Chief Financial Officer for Silicon Valley Bancshares. Mr. Ray is a Certified Public Accountant and has 14 years of professional experience in both public accounting and private industry, including 12 years affiliated with the financial services industry.

  There is no family relationship among the above officers. All executive officers serve at the discretion of the Board of Directors.


Item 2.   Properties
--------------------

  As of December 31, 1998, the Company occupied a total of 65 offices and branches, including its administrative corporate office, under operating lease arrangements expiring at various dates through the year 2012. In most instances, these leases include options to renew or extend at market rates and terms. BVB owns the property in which four of its branches are located. In 1996, the Company sold its corporate office complex and entered into an operating lease arrangement for new facilities. Also in 1996, BVC's corporate office complex was sold and BVC entered into an operating lease agreement for new facilities. The Company also owns leasehold improvements, furniture and equipment at its offices and branches, all of which are used in the Company's business activities.


Item 3.   Legal Proceedings
---------------------------

  There were no legal proceedings requiring disclosure pursuant to this item pending at December 31, 1998, or at the date of this report.


Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

  No matters were submitted for a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1998.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
-----------------------------------------------------------------------------

  The Company's common stock is traded on the Nasdaq National Market under the stock symbol "BVCC." At December 31, 1998, there were 19,113,637 shares of the Company's common stock outstanding, which were owned by 1,535 shareholders of record.

  The Company recently initiated the process to change the listing of its common stock and Capital Securities from the Nasdaq National Market to the New York Stock Exchange ("NYSE"). The Company will also commence trading of its Subordinated Notes on the NYSE. The Company's securities are expected to commence trading on the NYSE during the second quarter of 1999.

  The following table illustrates quarterly stock price activity and dividends declared for 1998 and 1997 (amounts have been adjusted for a 2-for-1 stock split in the form of a 100% stock dividend paid in June 1997):

                                         ----------------------------------------------------------------------------------------
                                                                                    1998
                                         ----------------------------------------------------------------------------------------
                                                 First                Second                 Third                  Fourth
                                                Quarter               Quarter                Quarter                Quarter
                                         -------------------    -------------------    -------------------    -------------------
Stock price - high                               $37.25                 $38.00                 $31.75                 $21.69
Stock price - low                                $29.38                 $29.50                 $17.00                 $12.50
Dividends                                        $ 0.10                 $ 0.10                 $ 0.10                 $ 0.10

                                         ----------------------------------------------------------------------------------------
                                                                                    1998
                                         ----------------------------------------------------------------------------------------
                                                 First                Second                 Third                  Fourth
                                                Quarter               Quarter                Quarter                Quarter
                                         -------------------    -------------------    -------------------    -------------------
Stock price - high                               $28.63                 $26.75                 $28.13                 $36.25
Stock price - low                                $20.63                 $22.63                 $24.88                 $27.69
Dividends                                        $ 0.08                 $ 0.08                 $ 0.08                 $ 0.10

  The ability of the Company to pay dividends is subject to certain restrictions and limitations pursuant to applicable laws and regulations. See "Supervision and Regulation - Limitations on Dividends" at Item 1. "Business" and Note 15 to the Consolidated Financial Statements, "Stockholders' Equity and Regulatory Capital Requirements," at Item 8. "Financial Statements and Supplementary Data."

Item 6.   Selected Financial Data - Five-Year Financial Information
--------------------------------------------------------------------

                                               -------------------------------------------------------------------------
                                                                             At December 31,
                                               -------------------------------------------------------------------------
Selected Balance Sheet Information/(1)/             1998           1997           1996           1995           1994
                                               -------------    -----------    -----------    -----------    -----------
                                                                         (Dollars in thousands)
Total assets                                      $5,596,232     $3,246,476     $3,300,262     $3,004,496     $3,166,529
Mortgage-backed securities                           635,389        470,261        577,613        731,378        921,680
Loans and leases, net                              4,191,269      2,373,113      2,474,717      2,062,268      2,054,563
Deposits                                           3,269,637      1,677,135      1,763,967      1,819,840      1,707,376
Borrowings                                         1,833,116      1,355,976      1,245,537        941,465      1,219,958
Capital Securities                                    90,000              -              -              -              -
Stockholders' equity                                 377,811        173,627        200,062        207,977        217,315

                                               -------------------------------------------------------------------------
Selected Results of Operations                                        Year Ended December 31,
                                               -------------------------------------------------------------------------
Information/(1)/                                    1998            1997          1996            1995          1994
                                               -------------    -----------    -----------    -----------    -----------
                                                         (Dollars in thousands, except per share amounts)
Interest income                                  $ 406,363       $ 242,244      $ 241,755      $ 216,463      $ 197,326
Interest expense                                  (251,762)       (154,908)      (160,773)      (160,547)      (130,401)
                                               -----------       ---------      ---------      ---------      ---------
Net interest income                                154,601          87,336         80,982         55,916         66,925
Provision for losses on loans and leases            (9,114)         (1,952)        (1,898)        (4,284)        (2,367)
Gain (loss) on sale of loans and securities          1,060             925         (1,453)        (2,510)        (1,081)
Leasing income                                      11,341               -              -              -              -
Other income                                        18,671          11,830         10,017          8,652          8,619
General and administrative expenses               (113,567)        (71,913)       (58,955)       (57,016)       (47,287)
Dividend expense on Capital Securities                (244)              -              -              -              -
Leasing expense                                     (7,682)              -              -              -              -
SAIF recapitalization assessment                         -               -        (11,750)             -              -
Income from real estate owned, net                     181             543          4,806          1,081             95
Recovery of (provision for) losses on real              59             585            103           (749)          (145)
 estate
Amortization of intangible assets                  (11,372)         (4,088)        (2,606)        (3,944)        (2,418)
                                               -----------       ---------      ---------      ---------      ---------
Income (loss) before income tax expense             43,934          23,266         19,246         (2,854)        22,341
Income tax (expense) benefit                       (21,215)         (9,245)        (8,277)           708         (7,828)
Extraordinary items, net of tax                          -               -              -         (2,544)             -
                                               -----------       ---------      ---------      ---------      ---------
Net income (loss)                                $  22,719       $  14,021      $  10,969      $  (4,690)     $  14,513
                                               ===========       =========      =========      =========      =========

Earnings (loss) per diluted share:
  Income (loss) before extraordinary items       $    1.12     $    1.06     $    0.79     $   (0.15)    $    1.01
  Net income (loss)                              $    1.12     $    1.06     $    0.79     $   (0.32)    $    1.01
Dividends declared per share                     $    0.40     $    0.34     $   0.305     $    0.30     $    0.30

                                               --------------------------------------------------------------
                                                            At And For The Year Ended December 31,
                                               --------------------------------------------------------------
Selected Other Information/(1)/                    1998          1997         1996        1995         1994
                                               -----------   -----------   ----------   ---------    --------
                                                       (Dollars in thousands, except per share amounts)
Net interest margin                                  3.03%        2.86%        2.57%         1.86%        2.34%
Efficiency ratio                                    63.88%       71.85%       64.79%        88.30%       62.60%
Return on average assets                             0.41%        0.45%        0.34%        (0.15)%       0.49%
Return on average equity                             5.87%        7.32%        5.39%        (2.11)%       6.79%
Ratio of total equity to total assets                6.75%        5.35%        6.06%         6.92%        6.86%
Book value per share                              $ 19.77      $ 14.38      $ 14.98      $  14.65      $ 15.16
Dividend payout ratio                               35.57%       30.53%       38.61%       (93.75)%      29.70%
Nonperforming assets                              $18,020      $15,766      $24,310      $ 38,811      $50,577
   Ratio to total assets                             0.32%        0.49%        0.74%         1.29%        1.60%
Troubled debt restructurings                      $   777      $   731      $   509      $ 15,641      $13,948
   Ratio to total assets                             0.01%        0.02%        0.02%         0.52%        0.44%

/(1)/ Includes the acquisitions of BVC effective June 1, 1996, BVCFG effective
      April 1, 1997, Ultra effective October 1, 1997, and AFEH effective January 2, 1998.

Item 7.   Management's  Discussion and Analysis of Financial Condition and
--------------------------------------------------------------------------
Results of Operations
---------------------

                                     INDEX

Strategic Overview.................................................... 19
  The Company's Mission Statement..................................... 19
  The Company's Strategy.............................................. 19
  Banking Platform Strategy........................................... 19
  Consumer Platform Strategy.......................................... 20
  Commercial Platform Strategy........................................ 20
  Capital Redeployment Strategies..................................... 21
  New York Stock Exchange............................................. 22
Results of Operations................................................. 22
  Net Interest Income and Net Interest Margin......................... 22
  Interest Income..................................................... 26
  Interest Expense.................................................... 27
  Provision for Losses on Loans and Leases............................ 29
  Noninterest Income.................................................. 29
  Noninterest Expense................................................. 30
  Income Taxes........................................................ 31
Non-GAAP Performance Measures......................................... 32
  Core Earnings....................................................... 32
  Tangible Cash Earnings.............................................. 32
  Normalized Net Interest Margin...................................... 33
  Core General and Administrative Expenses............................ 33
  AFEH Cost Savings................................................... 35
  Special Mention Items............................................... 36
Balance Sheet Analysis................................................ 37
  Securities.......................................................... 37
  Loans and Leases.................................................... 40
  Deposits............................................................ 46
  Borrowings.......................................................... 47
Liquidity............................................................. 48
Capital Resources..................................................... 49
Year 2000............................................................. 50
Impact of New Accounting Standards.................................... 52
Impact of Inflation and Changing Prices............................... 53

                               Strategic Overview

  The Company is a diversified financial services company that operates from three platforms:

  - A Banking Platform, which includes BVB and which is comprised primarily of single-family, multi-family and commercial mortgage loans, MBS and retail and business deposit products and services.

  - A Consumer Platform, which is comprised of motor vehicle loans and leases underwritten and purchased by BVAC and its subsidiaries. The platform also includes home equity loans purchased by the Company.

  - A Commercial Platform, which is comprised of the asset-based lending, factoring and commercial leasing activities of BVCFG.

The Company's Mission Statement

  To build a diversified financial services company by investing in niche businesses with risk-adjusted returns that enhance shareholder value.

The Company's Strategy

  The Company's strategy centers around the continued transition to traditional commercial banking activities and the resulting expansion of its net interest margin. In order to realize this objective, the Company's actions include the following:

  - Replacing lower-yielding mortgage loans and MBS with consumer and commercial loans and leases with higher risk-adjusted returns, shorter maturities and less sensitivity to interest rate fluctuations.

  - Enhancing BVB's deposit base by reducing higher-cost deposits and expanding lower-cost transaction accounts by emphasizing relationship banking and capitalizing on cross-selling opportunities with customers.

  - De-emphasizing the less profitable elements of the Company's activities, including ceasing single-family mortgage loan originations and reducing BVB's wholesale activities.

  - Maintaining the capital of both BVB and the Company at or above the well-capitalized level, as defined for regulatory purposes, and returning any excess capital at BVB to the holding company for redeployment.

  - Redeploying the Company's excess capital in businesses intended to generate assets with higher risk-adjusted returns than those typically provided by mortgage loans and MBS.

Banking Platform Strategy

  The Banking Platform's primary objective is to enhance the value of BVB's retail branch franchise through internal growth, new and enhanced products and services, acquisitions, and purchases of deposits. This objective led to the Company's acquisition of AFEH and its wholly owned subsidiary, EurekaBank, a federal savings bank, on January 2, 1998. Pursuant to the Merger Agreement, the Company paid $90 million in cash and $210 million in stock (8,076,923 shares of the Company's common stock) to America First Financial Fund 1987-A Limited Partnership, the sole shareholder of AFEH, for a total purchase price of $300 million.

  The acquisition of AFEH was accounted for under the purchase method of accounting. The amount of goodwill recorded was $104 million, which is being amortized on a straight-line basis over 20 years and which excludes core deposit intangibles ("CDI") of approximately $12 million, which are being amortized on a straight-line basis over 10 years. This goodwill amount represents the excess of the total purchase price over the estimated fair value of net assets acquired. See Note 2 to the Consolidated Financial Statements, "Merger-Related Activity," at Item 8. "Financial

Statements and Supplementary Data" for further discussion of the merger including pro forma financial statement disclosures.

  The branches, systems and products of EurekaBank and BVB were fully integrated during 1998 to form the largest independent bank operating exclusively in the San Francisco Bay Area.

  Another key objective of the Banking Platform is growing lower-cost transaction accounts (e.g., checking, savings and money market accounts) instead of higher-cost certificates of deposit, as a source of financing for the Company, including the activities of the Consumer Platform and the Commercial Platform. Transaction accounts at BVB as a percentage of total retail deposits increased to 49.8% at December 31, 1998 as compared with 34.6% and 30.3% at December 31, 1997 and 1996, respectively.

  Consistent with its continued focus on transitioning to traditional commercial banking activities, the Company initiated the process during 1998 to convert BVB from a savings institution regulated by the OTS to a national bank regulated by the OCC and to convert the holding company from a savings and loan holding company regulated by the OTS to a bank holding company regulated by the FRB. On February 2, 1999, the Company received all necessary approvals to effect these conversions which were consummated on March 1, 1999. These conversions culminate the Company's formal transformation to a commercial banking entity. The new national bank charter provides the Company the ability to continue, as well as expand, its focus on traditional commercial banking activities.

Consumer Platform Strategy

Motor Vehicle Financing
-----------------------

   The Consumer Platform's strategy is to underwrite and purchase high-quality, fixed-rate loans and leases secured by new and used motor vehicles. In executing this strategy, BVAC seeks to identify niche opportunities in the increasingly competitive motor vehicle finance industry.

  One such niche includes motor vehicle loans where the borrower desires a higher relative loan amount and/or a longer term than is offered by many other motor vehicle financing sources. In return for the flexibility of the product it offers, BVAC charges interest rates higher than those typically offered by traditional sources of motor vehicle financing, such as banks and captive finance companies, while applying its traditional underwriting criteria, on a case-by-case basis, to mitigate any potential loan or lease losses. The Consumer Platform also pursues geographic and product niches in its more conventional loan and lease financing businesses.

  In March 1998, the Company announced agreements with Lendco Financial Services to purchase motor vehicle operating leases from Lendco. The Company began purchasing leases from Lendco during April 1998. The agreements related to this strategic alliance also provide the Company with an option to acquire Lendco. The Company continues to evaluate the viability of such an acquisition.

Home Equity Loans
-----------------

  On June 10, 1998, the Company announced that it had executed a definitive agreement to acquire PSB Lending Corp. ("PSBL"), an indirect originator of HLTV home equity loans. On August 27, 1998, the Company announced that it had cancelled the proposed acquisition of PSBL, due to the OTS implementing restrictions on the amount of HLTV home equity loans an insured thrift may own. These restrictions were such that they would prevent the Company from achieving its original acquisition-related economic assumptions. The Company does not anticipate significantly increasing its exposure to HLTV home equity loans beyond current levels.

Commercial Platform Strategy

  The Commercial Platform's strategy is to be a preeminent nationwide provider of commercial lending and leasing products and services. In December 1997, the Company announced an expansion of the Commercial Platform including the formation of a new asset-based lending group known as BVFC. Specifically, the Company expanded the asset-based lending segment of the Commercial Platform by adding personnel with significant industry experience, relocating the asset-based lending business to Southern California, one of the top asset-based lending markets in the country, and adding new and enhanced products to the asset-based lending segment's product array. This expansion represents a significant step in achieving the Company's goal of establishing a $250 million to $300 million asset balance in the Commercial Platform by the end of the year 2001.

  In April 1998, the Company entered into a strategic alliance with Signature Financial Group ("Signature"), a Danville, California-based company specializing in small-ticket equipment leases nationwide. The Company began purchasing leases from Signature during the second quarter of 1998. The agreement also provides the Company with an option to acquire Signature. The Company continues to evaluate the viability of such an acquisition.

Capital Redeployment Strategies

Stock Repurchase Program
------------------------

  The Company's outstanding shares of common stock at December 31, 1998 and 1997 were 19,113,637 shares and 12,070,474 shares, respectively. The year-over-year increase in the number of outstanding shares of common stock was principally attributable to the issuance of shares in conjunction with the Company's acquisition of AFEH in January 1998, partially offset by the repurchase of shares. The weighted-average shares outstanding (including potential dilutive common shares) used for computing earnings per diluted share increased to 20,335,000 shares for the year ended December 31, 1998 as compared with 13,203,000 shares for the year ended December 31, 1997.

  During 1995, the Company's Board of Directors authorized the repurchase of up to 1,200,000 shares of the Company's common stock. This authorization was subsequently increased in 1996 to a total of 1,600,000 shares. As of December 31, 1996, the Company had completed its share repurchases by repurchasing 1,600,000 shares of its common stock at an average price of $15.99 per share.

  In January 1997, the Company's Board of Directors authorized the repurchase of $25 million in shares of the Company's common stock, and in May 1997, an additional $25 million was authorized. During 1997, the Company repurchased $39.8 million in shares representing 1,399,000 shares of its common stock at an average price of $28.48 per share. In December 1997, the Company's Board of Directors rescinded the remaining share repurchase authorization. In January 1998, the Company's treasury shares were reissued in conjunction with the acquisition of AFEH.

  In August 1998, the Company's Board of Directors authorized the repurchase of up to $50 million in shares of the Company's common stock. During 1998, the Company repurchased $24.1 million in shares representing 1,196,500 shares of its common stock at an average price of $20.11 per share. At December 31, 1998, the Company had approximately $25.9 million in remaining authorization available for future share repurchases. The Company intends to continue share repurchases prospectively, and to measure acquisition and other strategic and business opportunities relative to the risk-free returns associated with share repurchases.

Other Capital Strategies
------------------------

  On August 28, 1997, the Company issued $100 million in Subordinated Notes (the "Notes") registered under the Securities Act of 1933, as amended (the "Securities Act"). The Notes are unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness, as defined, of the Company. The Notes mature on August 15, 2007, with a call provision upon a change of control or upon the occurrence of certain other events, at the option of the Company. The issuance has a stated coupon of 9.125% and yields 9.225%. The all-in cost of the Notes was 9.62%. A portion of the proceeds was used to finance the acquisition of AFEH.

     On December 21, 1998, the Company issued $90 million in 9.76% Capital Securities (the "Securities") due December 31, 2028 through Bay View Capital I (the "Trust"). The Securities, which were sold in a public underwritten offering, pay quarterly cumulative cash distributions at an annual rate of 9.76% of the liquidation value of $25 per share. The Securities represent undivided beneficial interests in the Trust, which was established by the Company for the purpose of issuing the Securities. The Company owns all of the issued and outstanding common securities of the Trust.

Proceeds of the offering and from the issuance of common securities were invested by the Trust in 9.76% Junior Subordinated Deferrable Interest Debentures ("Junior Debentures") due December 31, 2028 issued by the Company with an aggregate principal amount of $92.8 million. The primary asset of the Trust is the Junior Debentures. The obligations of the Trust with respect to the Securities are fully and unconditionally guaranteed by the Company to the extent provided in the Guarantee Agreement with respect to the Securities. The Company may use $50 million of the offering proceeds to repay its Senior Debentures upon their maturity in June 1999 and anticipates using the balance for general corporate purposes. The all-in cost of the Securities was 9.95%. The Securities have the added benefit of qualifying as Tier 1 capital for regulatory purposes.

  The Securities were issued pursuant to a Universal Shelf Registration Statement ("Shelf Registration") filed by the Company during the third quarter of 1998 with the Securities and Exchange Commission. The Shelf Registration provides for the issuance of up to $450 million in debt and equity securities, including, but not limited to, senior debt, subordinated debt, capital securities, and common stock. The Shelf Registration was filed by the Company to facilitate the timely issuance of any of the aforementioned securities subject to market conditions and the needs of the Company as it executes its business strategies, including the consummation of accretive acquisition opportunities. The Shelf Registration, combined with $50 million registered in a previous filing, enables the Company to issue up to $500 million in debt and equity securities, $90 million of which was utilized in connection with the issuance of the Securities.

New York Stock Exchange

  The Company recently initiated the process to change the listing of its common stock and Capital Securities from the Nasdaq National Market to the New York Stock Exchange. The Company will also commence trading of its Subordinated Notes on the NYSE. In addition to an expected reduction of volatility in the Company's securities, the move to the NYSE should save investors money through better execution resulting in lower transaction costs. The Company's common stock, Capital Securities (issued by the Trust) and Subordinated Notes are expected to commence trading on the NYSE during the second quarter of 1999.


                             Results of Operations

  Consolidated net income was $22.7 million, or $1.12 per diluted share, for the year ended December 31, 1998 as compared with $14.0 million, or $1.06 per diluted share, for 1997 and $11.0 million, or $0.79 per diluted share, for 1996. The Company's results reflect the acquisitions of AFEH effective January 2, 1998, Ultra effective October 1, 1997, BVCFG effective April 1, 1997, and BVC effective June 1, 1996. In addition to acquisitions, the increases in the Company's earnings were also a result of the continued expansion of net interest margin and operating efficiencies realized.

Net Interest Income and Net Interest Margin

  Net interest income represents the difference between interest earned on loans, leases and investments and interest paid on funding sources, including deposits and borrowings, and is the principal source of revenue for the Company. Net interest margin is the amount of net interest income expressed as a percentage of average interest-earning assets.

  Net interest income was $154.6 million for the year ended December 31, 1998 as compared with $87.3 million for 1997 and $81.0 million for 1996. Net interest margin was 3.03% for the year ended December 31, 1998 as compared with 2.86% for 1997 and 2.57% for 1996. The increases in net interest income and net interest margin were attributable to the Company's acquisitions, the continuing shift from traditional mortgage-based assets to consumer and commercial assets with higher risk-adjusted yields and a decline in the Company's funding costs, partially offset by the impact of AFEH's lower-yielding portfolio of mortgage loans.

  As each of the Company's three platforms are funded by the deposits and borrowings of BVB and the debt of the Company, the cost of funds for each platform is deemed equal to the consolidated Company's cost of funds in the computation of net interest income and net interest margin by platform.

  The following table illustrates net interest income and net interest margin, by platform, for the years indicated:

                               --------------------------------------------------------------------------------------------
                                                                   Year Ended December 31,
                               --------------------------------------------------------------------------------------------
                                            1998                            1997                          1996
                               -----------------------------  -----------------------------  ------------------------------
                                  Net             Net            Net             Net            Net             Net
                                Interest       Interest        Interest       Interest        Interest        Interest
                                 Income         Margin          Income         Margin          Income          Margin
                               -----------    -----------     -----------    -----------     -----------    ------------
                                                                          (Dollars in thousands)

Banking Platform                 $106,363          2.50%        $67,456          2.41%         $70,331          2.36%
Consumer Platform/(1)//(2)/        38,442          5.02          12,310          5.67           10,651          5.80
Commercial Platform/(1)//(2)/       9,796         12.94           7,570         19.05                -             -
                               -----------    -----------     -----------    -----------     -----------    ------------
Total                            $154,601          3.03%        $87,336          2.86%         $80,982          2.57%
                               ===========    ===========     ===========    ===========     ===========    ============

/(1)/ Net interest income for the Consumer Platform does not include any funding costs associated with the Company's auto leasing activities, as the corresponding net auto leasing income, as defined, and average balances are excluded from the computation of net interest income and net interest margin in accordance with generally accepted accounting principles ("GAAP"). See Note 23 to the Consolidated Financial Statements, "Segment and Related Information," at Item 8. "Financial Statements and Supplementary Data" for net interest income for the Consumer Platform including the funding costs associated with the Company's auto leasing activities.

/(2)/ The Consumer Platform was created with the acquisitions of BVC in June
      1996 and Ultra in October 1997. The Consumer Platform began purchasing HLTV home equity loans in August 1997. The Commercial Platform was created with the acquisition of BVCFG in April 1997.

  The following table illustrates interest-earning assets, by platform, as of the dates indicated:

                                      --------------------------------------
                                                  At December 31,
                                      --------------------------------------
                                             1998                 1997
                                      -----------------    -----------------
                                               (Dollars in thousands)
Banking Platform                             $3,946,337           $2,714,159
Consumer Platform/(1)/                        1,079,612              371,158
Commercial Platform/(1)/                        113,210               54,120
                                      -----------------    -----------------
Total                                        $5,139,159           $3,139,437
                                      =================    =================

/(1)/ The Consumer Platform was created with the acquisitions of BVC in June
      1996 and Ultra in October 1997. The Consumer Platform began purchasing HLTV home equity loans in August 1997. The Commercial Platform was created with the acquisition of BVCFG in April 1997.

  The following table illustrates average interest-earning assets, by platform, for the years indicated:

                                             ------------------------------------------------------
                                                             Year Ended December 31,
                                             ------------------------------------------------------
                                                    1998                1997               1996
                                             -----------------    ---------------    --------------
                                                              (Dollars in thousands)
Banking Platform                                    $4,261,240         $2,797,970        $2,991,097
Consumer Platform/(1)/                                 761,144            217,011           176,693
Commercial Platform/(1)/                                75,629             39,739                 -
                                             -----------------    ---------------    --------------
Total                                               $5,098,013         $3,054,720        $3,167,790
                                             =================    ===============    ==============

/(1)/ The Consumer Platform was created with the acquisitions of BVC in June
      1996 and Ultra in October 1997. The Consumer Platform began purchasing HLTV home equity loans in August 1997. The Commercial Platform was created with the acquisition of BVCFG in April 1997.

Banking Platform
----------------

  The Banking Platform's net interest margin was 2.50% for the year ended December 31, 1998 as compared with 2.41% for 1997 and 2.36% for 1996. The increases in net interest margin over prior years were primarily a result of a decline in the Company's funding costs. The Company's funding costs declined due to an increase in lower cost transaction accounts, deposit pricing strategies, the interest rate environment, and the run-off of jumbo and brokered certificates of deposit. The improvement in net interest margin for 1998, as compared with 1997, was partially offset by a decline in asset yields. The decline in asset yields was a result of various factors, including the impact of EurekaBank's lower-yielding portfolio of mortgage loans acquired by the Company effective January 2, 1998, $200 million of lower-yielding mortgage loans acquired by the Company in June 1998, primarily to assist BVB in meeting its CRA requirements, and continued prepayments of higher-yielding mortgage loans and MBS.

Consumer Platform
-----------------

  The Consumer Platform's net interest margin was 5.02% for the year ended December 31, 1998 as compared with 5.67% for 1997 and 5.80% for 1996. The decreases in net interest margin were primarily due to lower asset yields in the Consumer Platform's motor vehicle financing activities. The impact of these lower asset yields was partially offset by a decline in the Company's funding costs and the purchases of higher-yielding HLTV home equity loans beginning in August 1997. The lower asset yields in the Consumer Platform's motor vehicle financing activities were attributable to the effect of competition, tighter underwriting standards and continued purchases of high-quality recreational vehicle loans with lower yields relative to auto loans.

Commercial Platform
-------------------

  The Commercial Platform's net interest margin was 12.94% for the year ended December 31, 1998 as compared with 19.05% for 1997. This platform was created as a result of the Company's acquisition of BVCFG effective April 1, 1997. The decrease in net interest margin was principally a result of expansion-related growth during 1998 in the platform's asset-based loans, including asset-based participation loans, and purchases of equipment leases beginning in April 1998, both of which generate lower risk-adjusted yields relative to the Commercial Platform's factoring activities, partially offset by a decline in the Company's funding costs.

Average Balance Sheet
---------------------

  The following table illustrates certain information relating to the Company's consolidated statements of financial condition and reflects the average yields on interest-earning assets and average rates on interest-bearing liabilities for the years indicated. Such yields and rates are derived by dividing interest income or interest expense by the average balances of interest-earning assets or interest-bearing liabilities, respectively, for the years indicated. Average balances of interest-earning assets and interest-bearing liabilities were calculated by averaging the relevant month-end amounts for the respective years.

                                                                      Year Ended December 31,
                                       ----------------------------------------------------------------------------------
                                                        1998                                       1997
                                       ----------------------------------------------------------------------------------
                                         Average                     Average        Average                     Average
                                         Balance      Interest     Yield/Rate       Balance      Interest     Yield/Rate
                                       -----------   ----------   ------------    -----------   ----------   ------------
                                                                       (Dollars in thousands)
Assets
------
Interest-earning assets:
   Loans                               $4,174,976     $347,086            8.32%   $2,369,200     $197,898          8.35%
   Mortgage-backed securities/(1)/        743,545       48,225            6.50       531,493       34,317          6.46
   Investments/(1)/                       179,492       11,052            6.17       154,027       10,029          6.51
                                       -----------   ----------   -------------   -----------   ----------   -----------

Total interest-earning assets           5,098,013      406,363            7.98     3,054,720      242,244          7.93
                                                     ----------   -------------                 ----------   -----------
Other assets                              394,623                                     76,674
                                       -----------                                -----------

Total assets                           $5,492,636                                 $3,131,394
                                       ===========                                ===========

Liabilities and Stockholders' Equity
------------------------------------
Interest-bearing liabilities:
   Deposits                            $3,375,777      149,656            4.44    $1,646,683       76,484          4.64
   Borrowings/(2)/                      1,663,972      102,106            6.15     1,242,442       78,424          6.31
                                       -----------   ----------   -------------   -----------   ----------   -----------

Total interest-bearing liabilities      5,039,749      251,762            5.00     2,889,125      154,908          5.36
                                                     ----------   -------------                 ----------   -----------
Other liabilities                          66,062                                     50,834
                                       -----------                                -----------

Total liabilities                       5,105,811                                  2,939,959
Stockholders' equity                      386,825                                    191,435
                                       -----------                                -----------
Total liabilities and stockholders'
 equity                                $5,492,636                                 $3,131,394
                                       ===========                                ===========
Net interest income/net interest
 spread                                               $154,601            2.98                   $ 87,336          2.57%
                                                     ==========   =============                 ==========   ===========

Net interest-earning assets            $   58,264                                 $  165,595
                                       ===========                                ===========

Net interest margin/(3)/                                                  3.03%                                    2.86%
                                                                  =============                              ===========

                                                Year Ended December 31,
                                       ----------------------------------------
                                                        1996
                                       ----------------------------------------
                                         Average                     Average
                                         Balance      Interest     Yield/Rate
                                       -----------   ----------   -------------
                                               (Dollars in thousands)

Assets
------------------------------------
Interest-earning assets:
   Loans                               $2,387,063     $192,443            8.12%
   Mortgage-backed securities/(1)/        654,671       42,081            6.43
   Investments/(1)/                       126,056        7,231            5.74
                                       -----------   ----------   -------------

Total interest-earning assets           3,167,790      241,755            7.67
                                                     ----------   -------------
Other assets                               31,761
                                       -----------

Total assets                           $3,199,551
                                       ===========

Liabilities and Stockholders' Equity
------------------------------------
Interest-bearing liabilities:
   Deposits                            $1,971,128      100,225            5.08
   Borrowings/(2)/                        979,069       60,548            6.18
                                       -----------   ----------   -------------

Total interest-bearing liabilities      2,950,197      160,773            5.45
                                                     ----------   -------------
Other liabilities                          45,677
                                       -----------

Total liabilities                       2,995,874
Stockholders' equity                      203,677
Total liabilities and stockholders'
 equity                                $3,199,551
                                       ===========
Net interest income/net interest
 spread                                               $ 80,982            2.22%
                                                     ==========   =============


Net interest-earning assets            $  217,593
                                       ===========

Net interest margin/(3)/                                                  2.57%
                                                                  =============

/(1)/ Average balances and yields for securities classified as available-for-sale are based on historical amortized cost.
/(2)/ Interest expense for borrowings includes interest expense on interest rate swaps of $2.4 million, $2.8 million and $2.6 million for the years ended December 31, 1998, 1997 and 1996, respectively. Interest expense for borrowings excludes dividend expense on the Company's Capital Securities.
/(3)/  Net interest income divided by average interest-earning assets.

Interest Income

Loans and Leases
----------------

  Interest income on loans and leases was $347.1 million for the year ended December 31, 1998 as compared with $197.9 million for 1997 and $192.4 million for 1996. The average yield on loans and leases was 8.32% for the year ended December 31, 1998 as compared with 8.35% for 1997 and 8.12% in 1996. The increase in interest income on loans and leases for 1998, as compared with 1997, was largely a result of the acquisitions of AFEH, Ultra and BVCFG, combined with internally generated platform loan growth. The increase in interest income on loans and leases for 1997, as compared with 1996, was due to the acquisition of BVCFG and its portfolio of loans with higher risk-adjusted yields, partially offset by the effect of the securitization and sale of a $253 million motor vehicle loan portfolio in January 1997.

  The following table illustrates interest income on loans and leases, by platform, for the years indicated:

                                                 Year Ended December 31,
                          ----------------------------------------------------------------------
                                         1998                                  1997
                          --------------------------------     ---------------------------------
                               Amount             Yield             Amount             Yield
                          --------------    --------------     --------------    ---------------
                                                   (Dollars in thousands)

Banking Platform                $257,762              7.73%          $165,846               7.83
Consumer Platform/(1)/            75,798              9.96             22,437              10.64
Commercial Platform/(1)/          13,526             17.88              9,615              24.20
                          --------------    --------------     --------------    ---------------

Total                           $347,086              8.32%          $197,898               8.35
                          ==============    ==============     ==============    ===============

                               Year Ended December 31,
                          ----------------------------------
                                          1996
                          ----------------------------------
                               Amount              Yield
                          ---------------    ---------------
                                (Dollars in thousands)


Banking Platform                 $172,370               7.88%
Consumer Platform/(1)/             20,073              10.91
Commercial Platform/(1)/                -                  -
                          ---------------    ---------------

Total                            $192,443               8.12%
                          ===============    ===============

/(1)/ The Consumer Platform was created with the acquisitions of BVC in June 1996 and Ultra in October 1997. The Consumer Platform began purchasing HLTV home equity loans in August 1997. The Commercial Platform was created with the acquisition of BVCFG in April 1997.

Banking Platform

  The Banking Platform's average loan yield was 7.73% for the year ended December 31, 1998 as compared with 7.83% for 1997 and 7.88% for 1996. The decrease in the platform's average loan yield for 1998, as compared with 1997, was due to various factors, including the impact of EurekaBank's lower-yielding portfolio of mortgage loans, acquired effective January 2, 1998, combined with the purchase of $200 million of lower-yielding mortgage loans in June 1998, primarily to assist BVB in meeting its CRA requirements, and the continued prepayments of higher-yielding mortgage loans. The decrease in the platform's average loan yield for 1997, as compared with 1996, was primarily due to the impact of prepayments.

Consumer Platform

  The Consumer Platform's average loan yield was 9.96% for the year ended December 31, 1998 as compared with 10.64% for 1997 and 10.91% for 1996. The decreases in the platform's average loan yields were due to lower yields on motor vehicle loan originations and purchases, partially offset by purchases, beginning in August 1997, of higher-yielding HLTV home equity loans. The lower yields on motor vehicle loan originations and purchases were attributable to the effect of competition, tighter underwriting standards and the continued purchases of high-quality recreational vehicle loans with lower yields relative to auto loans. The decrease in the platform's average loan yield for 1997, as compared with 1996, was also due to the securitization and sale of the $253 million motor vehicle loan portfolio in January 1997.

Commercial Platform

  The Commercial Platform's average loan yield was 17.88% for the year ended December 31, 1998 as compared with 24.20% for 1997. The decrease in the platform's average loan yield was largely the result of growth in the platform's asset-based lending segment, including asset-based participation loans, and equipment leases which generate lower risk-adjusted yields relative to the platform's factoring segment. This platform was created as a result of the Company's acquisition of BVCFG effective April 1997.

Mortgage-Backed Securities
--------------------------

  Interest income on the Company's MBS was $48.2 million for the year ended December 31, 1998 as compared with $34.3 million for 1997 and $42.1 million for 1996. The average yield on MBS was 6.50% for the year ended December 31, 1998 as compared with 6.46% for 1997 and 6.43% for 1996. The increases in interest income and yield on MBS for 1998, as compared with 1997, were primarily attributable to the acquisition of EurekaBank's MBS portfolio, which reflected yields higher than BVB's pre-AFEH acquisition MBS portfolio, combined with purchases of higher-yielding CMOs during 1998, partially offset by prepayments of higher-yielding MBS. The decrease in interest income on MBS for 1997, as compared with 1996, was due to lower average balances resulting from sales and prepayments during 1996 and 1997.

Investment Securities
---------------------

  Interest and dividend income on the Company's investment securities was $11.1 million for the year ended December 31, 1998 as compared with $10.0 million for 1997 and $7.2 million for 1996. The average yield on investment securities was 6.17% for the year ended December 31, 1998 as compared with 6.51% for 1997 and 5.74% for 1996. The increase in interest and dividend income on investment securities for 1998, as compared with 1997, was primarily due to higher average short-term investment balances related to the Company's acquisition of AFEH, partially offset by lower yields due to the declining interest rate environment. The increase in interest and dividend income on investment securities for 1997, as compared with 1996, was primarily due to the impact of higher average balances and yields.

Interest Expense

Deposits
--------

  Interest expense on the Company's deposits was $149.7 million for the year ended December 31, 1998 as compared with $76.5 million for 1997 and $100.2 million for 1996. The average cost of deposits was 4.44% for the year ended December 31, 1998 as compared with 4.64% for 1997 and 5.08% in 1996. The increase in interest expense on deposits for 1998, as compared with 1997, was due to the acquisition of EurekaBank's deposit portfolio, partially offset by a decrease in deposit costs due to an increase in lower-cost transaction accounts, deposit pricing strategies, the declining interest rate environment during the year, and the run-off of higher cost jumbo and brokered certificates of deposits. The increase in transaction accounts and run-off of higher cost jumbo and brokered certificates of deposits were consistent with the Banking Platform's strategic objective to grow lower-cost transaction accounts, instead of higher-cost certificates of deposit, as a source of funding for the Company. The decrease in interest expense on deposits for 1997, as compared with 1996, was a result of a decrease in deposit costs, lower average certificate of deposit balances and the redemption of the higher-cost component of BVC deposits acquired in June 1996 (approximately $267 million) at year-end 1996. The decreases in deposit costs were primarily due to favorable repricing of certificates of deposit and an increase in lower-cost transaction accounts as a percentage of total deposits.

  The cost of the Company's deposits for December 1998 was 4.20%. This cost was 46 basis points below COFI. The Company's cost of deposits was 24 basis points below COFI at December 31, 1997 and 1996. Transaction accounts as a percentage of total retail deposits increased to 49.8% at December 31, 1998 as compared with 34.6% and 30.3% at December 31, 1997 and 1996, respectively.

The following table illustrates the Company's cost of deposits compared to COFI for the periods indicated:

                     ----------------------------------------
                            Months Ended December 31,
                     ----------------------------------------
                        1998           1997           1996
                     ---------      ---------       ---------

Cost of deposits         4.20%         4.71%           4.60%
COFI                     4.66          4.95            4.84
                     ---------      ---------       ---------
Spread below COFI       (0.46%)       (0.24%)         (0.24%)
                     =========      =========       =========

  While the spread below COFI for the Company's deposits was 46 basis points for December 1998, the spread for the original Bay View Bank branches, on a stand-alone basis, was 69 basis points below COFI for December 1998. The cost of deposits for the original EurekaBank branches, on a stand-alone basis, was 38 basis points below COFI for December 1998, reflecting EurekaBank's higher deposit pricing structure. Since the acquisition of AFEH, effective January 2, 1998, the Company has reduced the cost of the EurekaBank deposits, along with the cost of the Bay View Bank deposits, consistent with the Company's overall pricing strategies. The Company expects that the cost of deposits for the original EurekaBank branches will continue to decrease to levels consistent with the original Bay View Bank branches.

  The following table illustrates the cost of deposits versus COFI for the original Bay View Bank branches and EurekaBank branches for the periods indicated:

                                    ---------------------------------------------------------------------------------------------
                                                                              Months Ended
                                    ---------------------------------------------------------------------------------------------
                                         December 31,            September 30,              June 30,                 March 31,
                                             1998                    1998                     1998                     1998
                                    ------------------      -------------------      -------------------      -------------------

Cost of deposits - BVB                            3.97%                    4.12%                    4.22%                    4.41%
Cost of deposits - EurekaBank                     4.28%                    4.46%                    4.56%                    4.66%
COFI                                              4.66%                    4.88%                    4.88%                    4.92%
   Spread below COFI - BVB                       (0.69%)                  (0.76%)                  (0.66%)                  (0.51%)
                                    ==================      ===================      ===================      ===================
   Spread below COFI - EurekaBank                (0.38%)                  (0.42%)                  (0.32%)                  (0.26%)
                                    ==================      ===================      ===================      ===================

Borrowings
----------

  Interest expense on the Company's borrowings, excluding the 9.76% Capital Securities issued in December 1998, was $102.1 million for the year ended December 31, 1998 as compared with $78.4 million for 1997 and $60.5 million for 1996.

  The increase in interest expense on borrowings for 1998, as compared with 1997, was primarily due to higher average balances resulting from funding strategies employed by the Company subsequent to its acquisition of AFEH effective January 2, 1998, combined with a full year of interest expense on $100 million in Subordinated Notes issued in August 1997 (9.62% all-in cost), partially offset by a decrease in borrowing costs primarily due to lower market interest rates on FHLB advances due to the declining interest rate environment. The increase in interest expense on borrowings for 1997, as compared with 1996, was due to higher average balances arising from a decrease in average deposits combined with the Subordinated Notes issued in August 1997, a full year of interest expense on $50 million in Senior Debentures issued in May 1996 (8.91% all-in cost) and higher average borrowing costs. While average deposit balances decreased $325 million from 1996 to 1997, for reasons previously discussed, total average assets decreased only $68 million, which resulted in higher average borrowing balances for funding purposes.

  The following table illustrates the changes in net interest income due to changes in the rate and volume of the Company's interest-earning assets and interest-bearing liabilities. The variances include the effects of the Company's acquisitions. Changes in rate and volume which cannot be segregated (i.e., changes in weighted-average interest rate multiplied by average portfolio balance) have been allocated proportionately to the change in rate and the change in volume.

                                                  ---------------------------------------------------------------------------
                                                                      Year Ended December 31, 1998 vs. 1997
                                                  ---------------------------------------------------------------------------
                                                            Rate                      Volume                    Total
                                                          Variance                   Variance                  Variance
                                                  ----------------------     ----------------------    ----------------------
                                                                             (Dollars in thousands)
Interest income:
   Loans and leases                                              $  (707)                  $149,895                  $149,188
   Mortgage-backed securities                                        213                     13,695                    13,908
   Investments                                                      (472)                     1,495                     1,023
                                                  ----------------------     ----------------------    ----------------------
                                                                    (966)                   165,085                   164,119
                                                  ----------------------     ----------------------    ----------------------
Interest expense:
   Deposits                                                       (2,324)                    75,496                    73,172
   Borrowings                                                     (1,913)                    25,595                    23,682
                                                  ----------------------     ----------------------    ----------------------
                                                                  (4,237)                   101,091                    96,854
                                                  ----------------------     ----------------------    ----------------------

Change in net interest income                                    $ 3,271                   $ 63,994                  $ 67,265
                                                  ======================     ======================    ======================

                                                  ----------------------------------------------------------------------------
                                                                       Year Ended December 31, 1997 vs. 1996
                                                  ----------------------------------------------------------------------------
                                                                              (Dollars in thousands)
Interest income:
   Loans and leases                                              $ 7,380                   $ (1,925)                  $  5,455
   Mortgage-backed securities                                        190                     (7,954)                    (7,764)
   Investments                                                     1,055                      1,743                      2,798
                                                  ----------------------     ----------------------     ----------------------
                                                                   8,625                     (8,136)                       489
                                                  ----------------------     ----------------------     ----------------------
Interest expense:
   Deposits                                                       (8,180)                   (15,561)                   (23,741)
   Borrowings                                                      1,276                     16,600                     17,876
                                                  ----------------------     ----------------------     ----------------------
                                                                  (6,904)                     1,039                     (5,865)
                                                  ----------------------     ----------------------     ----------------------

Change in net interest income                                    $15,529                   $ (9,175)                  $  6,354
                                                  ======================     ======================     ======================

Provision For Losses on Loans and Leases

  The provision for losses on loans and leases was $9.1 million for the year ended December 31, 1998 as compared with $2.0 million for 1997 and $1.9 million for 1996. The increases in the provision for losses on loans and leases were a result of the Company's acquisitions combined with internally generated loan and lease growth, principally in consumer and commercial loans and leases. The provision levels reflect the composition and quality of the Company's loan and lease portfolio, including the continued transition to consumer and commercial assets with higher risk-adjusted yields relative to traditional mortgage assets, but also higher corresponding credit losses. See "Balance Sheet Analysis - Allowance for Loan and Lease Losses" for further discussion.

Noninterest Income

  Noninterest income was $31.1 million for the year ended December 31, 1998 as compared with $12.8 million for 1997 and $8.6 million for 1996. Noninterest income included net gains on sales of loans and securities of $1.1 million and $925,000 in 1998 and 1997, respectively. Noninterest income for 1996 included $1.5 million in net losses on sales of loans and securities.

  The increase in noninterest income for 1998, as compared with 1997, was attributable to various factors, including higher account fees and investment product sales commissions related to the acquisition of AFEH effective January 2, 1998, higher loan prepayment fees and higher leasing income from the Company's auto leasing activities which began in April 1998. As previously mentioned, noninterest income for the year ended December 31, 1998 included approximately $1.1 million in net gains on sales of securities. This $1.1 million reflected approximately $2.0 million in gains on sales of MBS and a $940,000 loss during the third quarter of 1998 on the settlement of forward sale contracts relating to MBS. These forward sale contracts were initially designed to hedge a portfolio of mortgage loans. With the market and interest rate volatility during 1998, the correlation between the hedge and the underlying portfolio of loans was disrupted triggering the loss. The forward sale contracts were settled during the third quarter of 1998. The Company's only remaining derivative contracts in effect at December 31, 1998 were interest rate exchange agreements.

  The increase in noninterest income for 1997, as compared with 1996, was partially a result of an increase in loan prepayment fees and fees attributable to commercial finance assets due to the acquisition of BVCFG effective April 1, 1997. Also, in January 1997, BVC securitized and sold $253 million of motor vehicle loans and recognized a gain of $925,000 representing the improvement in the fair value of the loans as a result of changes in market interest rates between the acquisition date and the sale date.

  During 1996, BVB sold $57.6 million in MBS and recognized a loss of $507,000. Also, in conjunction with the anticipated securitization of BVC's auto loan portfolio, BVC entered into a short sale of Treasury securities during the fourth quarter of 1996 to hedge the valuations from movements in interest rates. A loss of $293,000 was recorded in the fourth quarter of 1996 associated with this short sale of Treasury securities.

Noninterest Expense

General and Administrative
--------------------------

  General and administrative expenses were $113.6 million for the year ended December 31, 1998 as compared with $71.9 million for 1997 and $59.0 million for 1996. The increases in general and administrative expenses were largely a result of the Company's growth, including its acquisitions of AFEH, Ultra, BVCFG, and BVC combined with inflationary pressures, including annual salary increases.

  General and administrative expenses, by platform, include an allocation of certain indirect corporate expenses. The Company refined its cost allocation methodology during 1998 which resulted in additional indirect general and administrative expenses being allocated from the Banking Platform to the Consumer and Commercial Platforms. The Company continues to refine its cost allocation methodology and anticipates further refinements during future periods.

  The following table illustrates general and administrative expenses, by platform, for the years indicated:

                                             --------------------------------------------------
                                                           Year Ended December 31,
                                             --------------------------------------------------
                                                   1998              1997              1996
                                             --------------    --------------    --------------
                                                            (Dollars in thousands)

Banking Platform                                   $ 86,410           $56,796           $52,607
Consumer Platform/(1)/                               18,305             8,706             6,348
Commercial Platform/(1)/                              8,852             6,411                 -
                                             --------------    --------------    --------------

 Total                                             $113,567           $71,913           $58,955
                                             ==============    ==============    ==============

/(1)/ The Consumer Platform was created with the acquisitions of BVC in June 1996 and Ultra in October 1997. The Consumer Platform began purchasing HLTV home equity loans in August 1997 and motor vehicle leases in April 1998. The Commercial Platform was created with the acquisition of BVCFG in April 1997.

  The increases in the Banking Platform's general and administrative expenses were largely attributable to the acquisition and integration of AFEH, continued growth in the platform, inflationary pressures, including annual salary increases, and special mention items totaling $9.6 million, $8.0 million and $6.1 million for the years ended December 31, 1998, 1997 and 1996, respectively, as discussed elsewhere herein. The increases in the Consumer Platform's general and administrative expenses were attributable to the continued growth in the platform, including the acquisitions of BVC in June 1996 and Ultra in October 1997, the Company's auto leasing activities which began in April 1998, additional allocations of certain indirect general and administrative expenses, and inflationary pressures. The increase in the Commercial Platform's general and administrative expenses were largely the result of the platform being created with the acquisition of BVCFG in April 1997 combined with continued growth in the platform, including the previously discussed expansion of the asset-based lending segment of the platform, additional allocations of certain indirect general and administrative expenses, and inflationary pressures.

Capital Securities
------------------

  On December 21, 1998, the Company issued $90 million in Capital Securities through Bay View Capital I. The Securities, which were sold in an underwritten public offering, pay quarterly cumulative cash distributions at an annual rate of 9.76% of the liquidation value of $25 per share. Dividend expense on the Securities was $244,000 for the year ended December 31, 1998, which represents accrued dividends from the issuance date through the end of the year.

Leasing Expense
---------------

  Leasing expense represents expense related to the Company's auto leasing activities, which began in April 1998. As the leases are accounted for as operating leases, the corresponding assets are capitalized and depreciated down to their estimated residual values over their lease terms. The depreciation expense is included in leasing expense, along with both the amortization of capitalized initial direct lease costs and the provision for estimated losses incurred upon the final disposition of leased vehicles. Leasing expenses were $7.7 million for the year ended December 31, 1998.

SAIF Recapitalization Assessment
--------------------------------

  Federal legislation to recapitalize and fully fund the Savings Association Insurance Fund ("SAIF") was signed into law on September 30, 1996. As a result of the legislation, BVB, whose deposits are insured by the SAIF, was required to pay a one-time special assessment of $11.7 million pre-tax ($6.7 million after-tax, or $0.485 per share) in the third quarter of 1996. The legislation had no direct effect on BVC, as its deposits were insured under the Bank Insurance Fund.

  Pursuant to this legislation, premiums on SAIF-insured deposits for BVB were subsequently reduced which translated into lower annual deposit insurance costs.

Real Estate Owned
-----------------

  Income from operations of real estate owned and the Company's net recovery of losses on real estate owned were a combined $240,000 for the year ended December 31, 1998 as compared with $1.1 million for 1997 and $4.9 million for 1996. The decreases were primarily due to higher real estate owned balances in 1997 and 1996, resulting in higher gains on sales and income from operations.

Amortization of Intangible Assets
---------------------------------

  Amortization of intangible assets was $11.4 million for the year ended December 31, 1998 as compared with $4.1 million for 1997 and $2.6 million for 1996. The increases in amortization of intangible assets were due to the additional amortization of goodwill and core deposit intangibles generated in conjunction with the Company's aforementioned acquisitions, all of which were accounted for under the purchase method of accounting.

Income Taxes

  Income tax expense was $21.2 million for the year ended December 31, 1998 as compared with $9.2 million for 1997 and $8.3 million for 1996. The Company's effective income tax rate was 48.3% for 1998 as compared with 39.7% for 1997 and 43.0% for 1996. The increase in the effective income tax rate for 1998, as compared with 1997, was primarily due to an increase in nondeductible goodwill amortization. The decrease in the effective income tax rate for 1997, as compared with 1996, was primarily due to benefits resulting from enterprise zone interest exclusions as well as favorable adjustments recognized upon finalization of various tax audits.

                         Non-GAAP Performance Measures

  The following disclosures of core earnings, tangible cash earnings, normalized net interest margin, and core general and administrative expenses, along with their corresponding ratios, are not measures of performance under GAAP. These measures should not be considered alternatives to net income, net interest margin and general and administrative expenses as an indicator of the Company's operating performance. Such measures are included herein as management believes they are useful tools for investors, analysts and others in assessing the Company's performance and trends. These measures may not be comparable to similarly titled measures reported by other companies.

Core Earnings

  Core earnings represent net income excluding certain special mention items as discussed elsewhere herein. Core earnings for the Company were $28.8 million for the year ended December 31, 1998 as compared with $19.6 million for 1997 and $17.7 million for 1996. Special mention items for 1998 and 1997 largely related to AFEH acquisition-related expenses. Special mention items for 1996 primarily related to a one-time special assessment to recapitalize the SAIF.

  The following table illustrates the reconciliation of net income to core earnings for the years indicated:

                                                      --------------------------------------------------------------------------
                                                                                Year Ended December 31,
                                                      --------------------------------------------------------------------------
                                                               1998                       1997                      1996
                                                      ---------------------     ----------------------     ---------------------
                                                                                 (Dollars in thousands)
Net income                                                          $22,719                    $14,021                   $10,969
Special mention items, net of tax                                     6,079                      5,578                     6,756
                                                      ---------------------     ----------------------     ---------------------
Core earnings                                                       $28,798                    $19,599                   $17,725
                                                      =====================     ======================     =====================

Tangible Cash Earnings

  Tangible cash earnings represent core earnings excluding charges related to the amortization of intangible assets, largely goodwill, and charges tied to the Company's common stock.

  The following table illustrates the reconciliation of core earnings to tangible cash earnings for the years indicated:

                                                   ----------------------------------------------------------------------------
                                                                              Year Ended December 31,
                                                   ----------------------------------------------------------------------------
                                                            1998                       1997                        1996
                                                   ---------------------     -----------------------     ----------------------
                                                                               (Dollars in thousands)
Core earnings                                                    $28,798                     $19,599                    $17,725
Adjustments, net of tax:
   Amortization of intangible assets                               9,855                       2,936                      1,746
   Charges tied to common stock                                      266                         242                        222
                                                   ---------------------     -----------------------     ----------------------
Tangible cash earnings                                           $38,919                     $22,777                    $19,693
                                                   =====================     =======================     ======================

  The following table illustrates tangible cash earnings contributed, by platform, for the years indicated:

                                                   ---------------------------------------------------------------------------
                                                                              Year Ended December 31,
                                                   ---------------------------------------------------------------------------
                                                             1998                       1997                      1996
                                                   ----------------------     ----------------------    ----------------------
                                                                              (Dollars in thousands)
Banking Platform                                                  $28,365                    $17,739                   $18,213
Consumer Platform/(1)/                                              9,421                      3,603                     1,480
Commercial Platform/(1)/                                            1,133                      1,435                         -
                                                   ----------------------     ----------------------    ----------------------

 Total                                                            $38,919                    $22,777                   $19,693
                                                   ======================     ======================    ======================

/(1)/ The Consumer Platform was created with the acquisitions of BVC in June 1996 and Ultra in October 1997. The Consumer Platform began purchasing HLTV home equity loans in August 1997 and motor vehicle leases in April 1998. The Commercial Platform was created with the acquisition of BVCFG in April 1997.

  The increase in tangible cash earnings for the Banking Platform was attributable to a combination of factors including the Company's acquisition of AFEH, effective January 2, 1998, and a decrease in the Company's funding costs, as previously discussed. The increases in tangible cash earnings for the Consumer Platform were attributable to the continued growth of the platform, which was created with the acquisitions of BVC and Ultra, the Company's auto leasing activities which began in April 1998, an increasing level of home equity loans resulting from purchases of HLTV home equity loans by the Company beginning in August 1997, and a decrease in the Company's funding costs. The benefits associated with the aforementioned items were partially offset by higher provisions for loan and lease losses reflecting the growth in the loan portfolio. The decrease in tangible cash earnings for the Commercial Platform for the year ended December 31, 1998, as compared with 1997, was principally a result of the platform incurring higher general and administrative costs, largely associated with the previously discussed expansion in early 1998 of the asset-based lending segment of the platform, while the corresponding loan growth, and increase in net interest income, occurred gradually throughout the year.

Normalized Net Interest Margin

  The Company's net interest margin, calculated in accordance with GAAP, excludes the impact of the Company's auto leasing activities which began in April 1998 and which are principally funded by the Company's deposits and other borrowings, and also excludes the dividend expense related to the Company's Capital Securities which were issued on December 21, 1998. As the auto leases are accounted for as operating leases, the rental income and related expenses, including depreciation expense, are reflected as noninterest income and noninterest expense, respectively, in accordance with GAAP. Had the Company's net auto leasing income, as defined, and the dividend expense related to the Capital Securities, along with their corresponding average balances, been included in the computation of net interest margin, and had nonrecurring interest income and expense been excluded from the computation of net interest margin, the Company's normalized net interest margin would have been 3.08% for the year ended December 31, 1998, which compares with a net interest margin of 3.03% for the year ended December 31, 1998 computed in accordance with GAAP.

Core General and Administrative Expenses

  Core general and administrative expenses represent general and administrative expenses excluding certain special mention items as discussed elsewhere herein. Core general and administrative expenses were $103.1 million for the year ended December 31, 1998 as compared with $63.1 million for 1997 and $52.8 million for 1996.

  The following table illustrates the reconciliation of general and administrative expenses to core general and administrative expenses for the years indicated:

                                         -----------------------------------------------------
                                                         Year Ended December 31,
                                         -----------------------------------------------------
                                               1998               1997                1996
                                         --------------     --------------     ---------------
                                                         (Dollars in thousands)
General and administrative expenses            $113,567            $71,913             $58,955
Special mention items                           (10,435)            (8,795)             (6,134)
                                         --------------     --------------     ---------------

Core general and administrative expenses       $103,132            $63,118             $52,821
                                         ==============     ==============     ===============

  Core general and administrative expenses, by platform, include an allocation of certain indirect corporate expenses. The Company refined its cost allocation methodology during 1998 which resulted in additional indirect general and administrative expenses being allocated from the Banking Platform to the Consumer and Commercial Platforms. The Company continues to refine its cost allocation methodology and anticipates further refinements during future periods.

  The following table illustrates core general and administrative expenses, by platform, for the years indicated:

                                         ------------------------------------------------------
                                                         Year Ended December 31,
                                         ------------------------------------------------------
                                                1998                1997              1996
                                         -----------------    --------------    ---------------
                                                          (Dollars in thousands)
Banking Platform                                  $ 76,859           $48,843            $46,473
Consumer Platform/(1)/                              17,421             8,752              6,348
Commercial Platform/(1)/                             8,852             5,523                  -
                                         -----------------    --------------    ---------------

Total                                             $103,132           $63,118            $52,821
                                         =================    ==============    ===============

/(1)/ The Consumer Platform was created with the acquisitions of BVC in June
      1996 and Ultra in October 1997. The Consumer Platform began purchasing HLTV home equity loans in August 1997 and motor vehicle leases in April 1998. The Commercial Platform was created with the acquisition of BVCFG in April 1997.

  The increases in the Banking Platform's core general and administrative expenses were largely attributable to the acquisition of AFEH effective January 2, 1998, continued growth in the platform and inflationary pressures, including annual salary increases. The increases in the Consumer Platform's core general and administrative expenses were attributable to the continued growth in the platform, including the acquisitions of BVC in June 1996 and Ultra in October 1997, the Company's auto leasing activities which began in April 1998, additional allocations of certain indirect general and administrative expenses, and inflationary pressures. The increase in the Commercial Platform's core general and administrative expenses were largely the result of the platform being created with the acquisition of BVCFG in April 1997 combined with continued growth in the platform, including the previously discussed expansion of the asset-based lending segment of the platform, additional allocations of certain indirect general and administrative expenses, and inflationary pressures.

  The following table illustrates core general and administrative expenses as a percentage of average assets (including securitized assets), by platform, for the years indicated:

                                             ---------------------------------------------------------------------
                                                                     Year Ended December 31,
                                             ---------------------------------------------------------------------
                                                      1998                     1997                    1996
                                             --------------------     -------------------     --------------------
Banking Platform                                             1.51%                   1.71%                    1.56%
Consumer Platform/(1)/                                       1.91%                   2.20%                    3.11%
Commercial Platform/(1)/                                     9.14%                  10.05%                       -
                                             --------------------     -------------------     --------------------

Total                                                        1.88%                   1.90%                    1.65%
                                             ====================     ===================     ====================

/(1)/ The Consumer Platform was created with the acquisitions of BVC in June 1996 and Ultra in October 1997. The Consumer Platform began purchasing HLTV home equity loans in August 1997 and motor vehicle leases in April 1998. The Commercial Platform was created with the acquisition of BVCFG in April 1997.

  The lower expense ratios for each platform in 1998, as compared with 1997, were a result of asset growth for all platforms, including the Company's acquisition of AFEH, and the corresponding efficiencies realized. The increase in the ratio for the Banking Platform for 1997, as compared with 1996, was due to higher general and administrative expenses related to the Company's growth combined with inflationary pressures and a slight decrease in average assets. The decrease in the ratio for the Consumer Platform for 1997, as compared with 1996, was due to an increase in average assets related to the growth of the platform.

  Another measure that management uses to monitor the Company's level of core general and administrative expenses is the core efficiency ratio. The core efficiency ratio is calculated by dividing the amount of core general and administrative expenses by operating revenues, defined as net interest income, as adjusted to include the expense associated with the Capital Securities, loan fees and charges, the excess of the Company's leasing-related rental income over leasing-related depreciation expense, and other noninterest income, excluding securities gains and losses. This ratio reflects the level of core general and administrative expenses required to generate $1 of operating revenue.

  The following table illustrates the Company's core efficiency ratio for the years indicated:

                                                     ----------------------------------------------------------------------
                                                                              Year Ended December 31,
                                                     ----------------------------------------------------------------------
                                                              1998                      1997                     1996
                                                     --------------------      -------------------      -------------------
Core efficiency ratio                                                58.0%                    61.8%                    58.0%
                                                     ====================      ===================      ===================

  The improvement in the core efficiency ratio for 1998, as compared with 1997, was largely due to efficiencies resulting from the Company's acquisition of AFEH. The increase in the core efficiency ratio for 1997, as compared with 1996, was due to higher levels of core general and administrative expenses associated with the Company's acquisitions and expansion within the Consumer and Commercial Platforms.

AFEH Cost Savings

  The Company had previously estimated that it would realize approximately $21 million in annual cost savings related to its acquisition of AFEH. This amount represented 46% of EurekaBank's approximately $47 million in annualized general and administrative expenses. The Company also estimated that it would realize approximately 75% of this cost savings in 1998 and 100% in 1999.

  The following table illustrates the cost savings realized in 1998:

                                                                                 ---------------------
                                                                                       (Dollars in
                                                                                        thousands)
                                                                                 ---------------------
AFEH's annualized 1997 G&A expenses (based on 3rd quarter of 1997)/(1)/                        $46,692
Banking Platform's annualized 1997 core G&A expenses
   (based on 4th quarter of 1997)                                                               47,200
                                                                                 ---------------------
     Combined annualized 1997 core G&A expenses                                                 93,892
Banking Platform's 1998 core G&A expenses                                                       76,859
                                                                                 ---------------------
     1998 cost savings                                                                         $17,033
                                                                                 =====================
     Percentage of projected $21 million annual cost savings                                        81%
                                                                                 =====================

/(1)/ The 3rd quarter of 1997 was utilized for the purpose of this analysis as it was more reflective of an annualized rate due to AFEH winding down its operations during the fourth quarter of 1997.

  Based on the above computation, the Company appears to be on track towards achieving the $21 million in projected annual cost savings, in spite of normal inflationary pressures, including annual salary increases.

Special Mention Items

  The Company's net income for the years indicated below included certain items which deserve special mention and which were excluded from net income to arrive at core earnings.

1998
----

  The impact of special mention items during the year ended December 31, 1998 was a net expense of $10.4 million ($6.1 million after-tax, or $0.30 per diluted share).

  - $7.5 million related to the acquisition and integration of AFEH and related systems, operations and reengineering projects.

  - $1.35 million related to the cancellation of the Company's proposed acquisition of PSBL. This amount included investment banking, legal and accounting fees incurred by the Company, as well as certain expense reimbursements to PSBL.

  - $600,000 representing a legal settlement related to the Company's decision in the second quarter of 1997 to terminate a data processing contract. In 1996, the Company entered into a contract to convert to a new third-party data processing service provider. During the second quarter of 1997, however, the Company announced its impending acquisition of AFEH and subsequently decided to remain with its existing service provider, the then current data processing service provider for both BVB and EurekaBank. Accordingly, the Company terminated this new data processing contract.

  - $900,000 in other expenses, including approximately $650,000 in third-party Year 2000 compliance-related expenses. See "Year 2000" for further discussion.

1997
----

  The impact of special mention items during the year ended December 31, 1997 was a net expense of $9.6 million ($5.6 million after-tax, or $0.42 per diluted share).

  - $7.7 million in pre-merger charges related to the acquisition of AFEH including:

  -  $6.2 million in related systems, operations and reengineering projects.

  - $1.1 million payment to the Company's Senior Debenture holders. The Company's $50 million in Senior Debentures, issued in May 1996, contain certain covenants, including restrictions on stock repurchases. In conjunction with the proposed acquisition of AFEH announced in May 1997, the Company negotiated covenant modifications with the Company's Senior Debenture holders to allow the repurchase of additional shares of stock.

  - $450,000 write-off of deferred expenses related to a shelf registration statement on Form S-3 for $500 million of automobile receivable-backed securities filed with the Securities and Exchange Commission in November 1996. With the Company's decision in 1997 to cease the securitization of motor vehicle loans, the Company wrote-off the remaining unamortized expenses.

  - $1.2 million in charges related to the expansion and reorganization of BVCFG and BVC.

  - $1.0 million in incremental costs related to the Company's issuance of $100 million in Subordinated Notes in August 1997. The debt proceeds were intended for corporate funding purposes, including funding for the AFEH acquisition. The incremental costs represent the effective all-in cost of the debt in excess of the estimated reinvestment rate of the debt proceeds for the period prior to the consummation of the AFEH acquisition.

  - $800,000 expense accrual for long-term incentive plan awards due to an increase in the Company's stock price.

  - $415,000 recovery related to a real estate joint venture previously written-off.

  - $650,000 benefit associated with the decision to remain with Fiserv (the current data processor for BVB and EurekaBank) and the corresponding reversal of a 1996 accrual for the aforementioned termination of BVB's data processing contract.

1996
----

  The impact of special mention items for the year ended December 31, 1996 was a net expense of $11.8 million ($6.8 million after-tax, or $0.49 per diluted share).

  -  $11.7 million SAIF recapitalization assessment.

  - $4.8 million gain from the sale of, and income received from, certain real estate owned properties.

  - $2.4 million contribution to pre-tax net income resulting from purchase accounting valuations associated with the BVC assets being held for sale.

  - $2.8 million accrual for termination of data processing contracts and the write-down of computer hardware relating to the Company's long-term information services technology agreement with a new third-party data processing service provider.

  - $1.3 million loss accrual for lease obligations in excess of related sublease rentals resulting from unfavorable lease terms.

  -  $1.2 million expense accrual for long-term incentive plan awards.

  -  $800,000 loss on sale of MBS and short sale of Treasury securities.

  - $500,000 additional write-down due to the sale of the Company's corporate office complex which closed in 1996. The Company had provided a write-down of $7.1 million on this property in 1995.

  - $350,000 write-off of core deposit intangibles and fixed assets due to a branch closure.

  - $300,000 accrual for downsizing loan operations, relocation of administrative functions and other items.


                             Balance Sheet Analysis

  The Company's total assets at December 31, 1998 and 1997 were $5.6 billion and $3.2 billion, respectively. The increase in assets was largely attributable to the $2.3 billion in total assets acquired through the Company's acquisition of AFEH effective January 2, 1998.

Securities

  The Company's securities activities are primarily conducted by BVB. BVB has historically purchased securities to supplement the Company's high-quality loan production. The majority of the securities purchased are high-quality MBS, including securities issued by the FHLMC, FNMA and GNMA and senior tranches of private issue CMOs. Since MBS are collateralized by mortgages, these assets qualify under the OTS regulations which, until BVB's conversion to a national bank effective March 1, 1999, required BVB to hold certain levels of mortgage-related assets. The Company also holds investment securities such as U.S. government agency notes and other short-term securities.

  The following table illustrates the Company's securities portfolio as of the dates indicated:

                                         --------------------------------------------------------------------------
                                                                       At December 31,
                                         --------------------------------------------------------------------------
                                                  1998                      1997                       1996
                                         ---------------------     ---------------------     ----------------------
                                                                    (Dollars in thousands)
Available-for-sale
------------------
Investment securities                                 $  5,319                  $  5,639                   $ 13,802
Mortgage-backed securities:
 FHLMC, FNMA, GNMA                                      13,143                    54,402                     83,154
 CMOs                                                      473                         -                          -
                                         ---------------------     ---------------------     ----------------------
Total                                                 $ 18,935                  $ 60,041                   $ 96,956
                                         =====================     =====================     ======================

Held-to-maturity
----------------
Investment securities                      $                 -                  $  5,000                   $ 15,204
Mortgage-backed securities:
 FHLMC, FNMA, GNMA                                     403,512                   410,905                    488,557
 Other financial intermediaries                         41,759                     4,954                      5,902
 CMOs                                                  176,502                         -                          -
                                         ---------------------     ---------------------     ----------------------

Total                                                 $621,773                  $420,859                   $509,663
                                         =====================     =====================     ======================

  The Company sold $237 million in MBS from its available-for-sale portfolio during 1998, including securities acquired in connection with the Company's acquisition of AFEH. A portion of these MBS was replaced by approximately $202 million in CMOs purchased during 1998, which were classified as held-to-maturity. During 1997, the Company sold $20.5 million in MBS from its available-for-sale portfolio. During 1996, the Company sold $57.6 million of MBS including $2.6 million of MBS which were scheduled to mature within three months of sale. The $2.6 million of MBS was sold from the Company's held-to-maturity portfolio and the remaining $55.0 million from the available-for-sale portfolio. There were no purchases of MBS in 1997 or 1996. The Company does not maintain a trading portfolio. The unrealized loss on securities classified as available-for-sale included in stockholders' equity was $202,000 and $72,000 (net of tax) at December 31, 1998 and 1997, respectively.

  At December 31, 1998, there were no securities held by the Company which were issued by a single party, excluding securities issued by the U.S. government or U.S. government agencies and corporations, which exceeded 10% of the Company's stockholders' equity balance.

  MBS pose risks not associated with fixed maturity bonds, primarily related to the ability of the borrower to prepay the underlying loan with or without penalty. This risk, known as prepayment risk, may cause the MBS to remain outstanding for a period of time different than that assumed at the time of purchase. When interest rates decline, prepayments generally tend to increase, causing the average expected remaining maturity of the MBS to decline. Conversely, if interest rates rise, prepayments tend to decrease, lengthening the average expected remaining maturity of the MBS.

  The following table illustrates the remaining contractual principal maturities and weighted average yields on MBS held by the Company as of December 31, 1998. The weighted average yield is computed using the amortized cost of available-for-sale securities, which are reported at fair value. Expected remaining maturities of MBS will generally differ from their contractual maturities because borrowers may have the right to prepay obligations with or without penalties.

                      -----------------------  -------------------------  -----------------------------
                                                          After                       After
                                                     One Year Through          Five Years Through
                           Within One Year              Five Years                  Ten Years
                      -----------------------  -------------------------  --------------------------
                                    Weighted                  Weighted                     Weighted
                                     Average                   Average                     Average
                        Amount        Yield       Amount        Yield        Amount         Yield
                      ---------  ------------  ----------  -------------  ----------     -----------
                                                                  (Dollars in thousands)
Available-for-sale:
  FNMA and GNMA         $  -                -     $  -              -        $    748        6.60%
  CMOs                     -                -        -              -               -           -
                      ---------  ------------    --------     ---------      --------       -----
Total amortized cost    $  -                -     $  -              -        $    748        6.60%
                      =========  ============     =======     =========      ========       =====

Fair value              $  -                      $  -                       $    759
                      =========                ==========                 ===========


Held-to-maturity:
  FHLMC, FNMA
   And GNMA              $1,915          5.28%     $2,160          7.27%     $139,392        6.11%
  Other financial
   Intermediaries             -             -          67          8.28%        3,127       11.55%
   CMOs                       -             -           -             -             -           -
                      ---------  --------------  --------     ----------     --------       -----
Total amortized  cost    $1,915          5.28%     $2,227          7.30%     $142,519        6.23%
                      =========  ============    ========     =========      ========       =====

Fair value               $1,911                    $2,261                    $142,462
                      =========                  ========                    ========

                      ----------------------------------------------------
                            After Ten Years                      Total
                      ----------------------------   ---------------------
                                      Weighted                    Weighted
                                      Average                     Average
                        Amount          Yield        Amount        Yield
                      ----------   ----------      --------       --------
                                        (Dollars in thousands)
Available-for-sale:
  FNMA and GNMA         $ 12,509        5.82%      $ 13,257         5.86%
  CMOs                       473        4.89%           473         4.89%
                        --------    ---------      --------       ------
Total amortized cost    $ 12,982        5.79%      $ 13,730         5.83%
                        ========    =========      ========       ======

Fair value              $ 12,857                   $ 13,616
                        ========                   ========


Held-to-maturity:
  FHLMC, FNMA
   And GNMA             $260,046        6.14%     $403,513          6.13%
  Other financial
   Intermediaries         38,564        7.13%      218,260          7.46%
   CMOs                  176,502        6.62%       41,758          6.62%
                        --------    ---------      --------       ------
Total amortized  cost   $475,112        6.40%      $621,773         6.36%
                        ========    =========      ========       ======

Fair value              $474,738                   $621,372
                        ========                   ========

Loans and Leases

Loan and Lease Portfolio Composition
------------------------------------

  The Company's loan and lease portfolio reflects the activity of the Company's three platforms. The Banking Platform consists of single-family, multi-family and commercial real estate loans and consumer and small business loans. The Company ceased its single-family loan origination operations during 1996 in conjunction with its strategic redirection as discussed in "Lending Activities" at Item 1. "Business". The Consumer Platform engages in high-quality indirect auto lending and leasing and also purchases high-quality HLTV home equity loans. The Commercial Platform engages in asset-based lending, factoring and equipment leasing.

  The following table illustrates the composition of the Company's loan and lease portfolio (before premiums and discounts, deferred fees and costs and the allowance for loan and lease losses) as of the dates indicated:

                                    -----------------------------------------------------------------------------------------------
                                                                                 At December 31,
                                    -----------------------------------------------------------------------------------------------
                                          1998               1997                1996                1995                1994
                                    ---------------   -----------------   -----------------   -----------------   -----------------
                                                                             (Dollars in thousands)
Banking Platform:
  Single-family mortgage                 $1,600,690        $    550,506          $  692,086          $  731,310          $  733,265
  Multi-family mortgage                   1,015,980           1,026,148           1,048,291             995,038             980,849
  Commercial mortgage                       338,220             348,754             381,822             333,236             337,483
                                    ---------------   -----------------   -----------------   -----------------   -----------------
     Total mortgage                       2,954,890           1,925,408           2,122,199           2,059,584           2,051,597
  Consumer Loans                             92,766              61,478              68,018              34,453              30,357
                                    ---------------   -----------------   -----------------   -----------------   -----------------
                                          3,047,656           1,986,886           2,190,217           2,094,037           2,081,954
Consumer Platform/(1)/:
  Motor vehicle loans                       546,806             298,627             315,439                 396               1,126
  HLTV home equity loans                    483,793              67,092                   -                   -                   -
                                    ---------------   -----------------   -----------------   -----------------   -----------------
                                          1,030,599             365,719             315,439                 396               1,126

Commercial Platform/(1)/:
  Commercial loans and leases               113,210              54,120                   -                   -                   -
                                    ---------------   -----------------   -----------------   -----------------   -----------------

Total                                    $4,191,465          $2,406,725          $2,505,656          $2,094,433          $2,083,080
                                    ===============     ===============     ===============     ===============     ===============

/(1)/ The Consumer Platform was created with the acquisitions of BVC in June 1996 and Ultra in October 1997. The Consumer Platform began purchasing HLTV home equity loans in August 1997. The Commercial Platform was created with the acquisition of BVCFG in April 1997.

  The increase in Banking Platform's single-family mortgage loans at December 31, 1998, as compared with December 31, 1997, was due to the acquisition of EurekaBank's mortgage loan portfolio in conjunction with the purchase of AFEH effective January 2, 1998, partially offset by mortgage loan prepayments. The increases in the Consumer and Commercial Platforms' loans at December 31, 1998, as compared with December 31, 1997, were consistent with the Company's continued focus on growing its portfolio of higher-yielding consumer and commercial assets. Further, the increase in the Commercial Platform's loan balance was primarily attributable to the aforementioned growth in its asset-based lending segment, which generates lower yields relative to its factoring segment.

  The percentage of mortgage loans to total loans and financing leases for each of the years in the five-year period beginning with the period ended December 31, 1998 was 70.5%, 80.0%, 84.7%, 98.3%, and 98.5%, respectively. The percentage of motor vehicle and other consumer loans to total loans and financing leases for each of the years in the five-year period beginning with the period ended December 31, 1998 was 26.8%, 17.8%, 15.3%, 1.7%, and 1.5%, respectively. The percentage of commercial loans and financing leases to total loans and financing leases at December 31, 1998 and 1997 was 2.7% and 2.2%, respectively. The decreases in percentages of mortgage loans and the corresponding increases in percentages of consumer and commercial loans and financing leases were consistent with the Company's strategy to replace lower-yielding mortgage loans with consumer and commercial loans and financing leases with higher risk-adjusted returns, shorter maturities and less sensitivity to interest rate fluctuations.

  The following table illustrates the composition of the Company's fixed- and adjustable-rate loan and lease portfolio (before premiums and discounts, deferred fees and costs and the allowance for loan and lease losses) as of the dates indicated:

                                     ----------------------------------------------------------
                                                           At December 31,
                                     ----------------------------------------------------------
                                           1998                1997                  1996
                                     ---------------    -----------------     -----------------
                                                        (Dollars in thousands)
Fixed-rate loans and leases:
  Mortgage                                $  620,603           $  295,068            $  329,358
  Motor vehicle and other consumer           607,015              332,226               336,812
  HLTV home equity                           483,793               67,092                     -
  Commercial                                  19,192               15,029                     -
                                     ---------------    -----------------     -----------------
                                           1,730,603              709,415               666,170
Adjustable-rate loans and leases:
  Mortgage                                 2,334,287            1,630,340             1,792,841
  Motor vehicle and other consumer            32,557               27,879                46,645
  Commercial                                  94,018               39,091                     -
                                     ---------------    -----------------     -----------------
                                           2,460,862            1,697,310             1,839,486
                                     ---------------    -----------------     -----------------

Total                                     $4,191,465           $2,406,725            $2,505,656
                                     ===============    =================     =================

  The following table illustrates the remaining contractual maturity distribution of the Company's fixed- and adjustable-rate loan and lease portfolio (before premiums and discounts, deferred fees and costs and the allowance for loan and lease losses) at December 31, 1998:

                                     --------------------------------------------------------------------------------
                                                                    At December 31, 1998
                                     --------------------------------------------------------------------------------
                                                          After One Year
                                        One Year or        Through Five           After Five
                                           Less                Years                 Years                 Total
                                     ---------------    -----------------     -----------------     -----------------
                                                                   (Dollars in thousands)
Fixed-rate loans and leases:
  Mortgage                                   $ 1,902             $  8,963            $  609,738            $  620,603
  Motor vehicle and other consumer             4,883              314,941               287,191               607,015
  HLTV home equity                                 1                2,483               481,309               483,793
  Commercial                                  19,192                    -                     -                19,192
                                     ---------------    -----------------     -----------------     -----------------

                                              25,978              326,387             1,378,238             1,730,603
Adjustable-rate loans and leases:
  Mortgage                                     2,094               28,352             2,303,841             2,334,287
  Motor vehicle and other consumer             2,619                5,335                24,603                32,557
  Commercial                                  30,935               63,083                     -                94,018
                                     ---------------    -----------------     -----------------     -----------------
                                              35,648               96,770             2,328,444             2,460,862
                                     ---------------    -----------------     -----------------     -----------------

Total                                        $61,626             $423,157            $3,706,682            $4,191,465
                                     ===============    =================     =================     =================

Loan and Lease Originations and Purchases
-----------------------------------------

  The Company's strategy is to supplement its loan production with purchases of high-quality loans and leases with higher risk-adjusted yields. The following table illustrates loans and leases, including operating leased assets, originated and purchased for the years indicated:

                                  -------------------------------------------------------------------
                                                         Year Ended December 31,
                                  -------------------------------------------------------------------
                                           1998                    1997                   1996
                                  --------------------     -------------------    -------------------
                                                         (Dollars in thousands)
Loan and lease originations:
 Real estate                                $  150,677                $148,808               $257,377
 Motor vehicle/(1)/                            565,272                 312,863                118,897
 Commercial/(1)/                                75,584                  17,672                      -
 Other                                          69,091                  17,717                 29,075
                                  --------------------     -------------------    -------------------
  Total originations                           860,624                 497,060                405,349
                                  --------------------     -------------------    -------------------

Loan purchases:
 Real estate                                   421,458                  50,967                 35,974
 HLTV home equity/(1)/                         454,901                  69,996                      -
 Motor vehicle/(1)/                             71,773                       -                      -
                                  --------------------     -------------------    -------------------
  Total purchases                              948,132                 120,963                 35,974
                                  --------------------     -------------------    -------------------

Total originations and purchases            $1,808,756                $618,023               $441,323
                                  ====================     ===================    ===================

/(1)/ The Consumer Platform was created with the acquisitions of BVC in June 1996 and Ultra in October 1997. The Consumer Platform began purchasing HLTV home equity loans in August 1997 and motor vehicle leases in April 1998. The Commercial Platform was created with the acquisition of BVCFG in April 1997.

  The Company's loan and lease origination and purchase activity is consistent with the Company's strategy of focusing on generating assets within the Consumer and Commercial Platforms which provide higher risk-adjusted yields compared to the traditional mortgage-based assets within the Banking Platform. The Banking Platform originates multi-family and commercial real estate loans, consumer loans and business loans. Single-family mortgage loan origination operations ceased during 1996. The real estate loan purchases in 1998 included $200 million of loans acquired primarily to assist BVB in meeting its CRA regulatory requirements. The Consumer Platform originates motor vehicle loans and leases and purchases HLTV home equity loans. The Commercial Platform originates asset-based and factoring loans and equipment leases.

Credit Quality
--------------

  The Company defines nonperforming assets ("NPAs") as nonaccrual loans, real estate owned, defaulted MBS, and other repossessed assets. The Company defines nonaccrual loans as loans 90 days or more delinquent as to principal and interest payments (unless the principal and interest are well secured and in the process of collection) and loans less than 90 days delinquent designated as nonperforming when the Company determines that the full collection of principal and/or interest is doubtful. Troubled debt restructurings ("TDRs") are defined as loans that have been modified (due to borrower financial difficulties) to allow a stated interest rate and/or a monthly payment rate lower than those prevailing in the market. Interest on nonaccrual loans and leases that was not recorded in income was $492,000, $209,000 and $735,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Actual interest recognized by the Company on these nonaccrual loans and leases was not significant in 1998, 1997 or 1996.

  Overall credit quality has continued to remain strong as evidenced by the NPA and delinquency trends presented below. The following table illustrates the Company's NPAs and TDRs as of the dates indicated:

                                      ---------------------------------------------------------------------------------------------
                                                                              At December 31,
                                      ---------------------------------------------------------------------------------------------
                                            1998                1997                1996                1995               1994
                                      ---------------     ---------------     ---------------     --------------     --------------
                                                                          (Dollars in thousands)
Nonaccrual loans                              $14,700             $10,991             $16,125            $10,755            $36,321
Real estate owned                               2,666               4,146               7,387             24,476             14,255
Defaulted MBS                                       -                   -                   -              3,580                  -
Other repossessed assets                          654                 629                 798                  -                  1
                                      ---------------     ---------------     ---------------     --------------     --------------
   Nonperforming assets                        18,020              15,766              24,310             38,811             50,577
Troubled debt restructurings                      777                 731                 509             15,641             13,948
                                      ---------------     ---------------     ---------------     --------------     --------------

Total                                         $18,797             $16,497             $24,819            $54,452            $64,525
                                      ===============     ===============     ===============     ==============     ==============

  The following table illustrates NPAs and NPAs as a percentage of consolidated total assets, by platform, as of the dates indicated:

                               --------------------------------------------------------------------------------------------------
                                                      Nonperforming Assets as a Percentage of Consolidated Total Assets
                               --------------------------------------------------------------------------------------------------
                                    At December 31, 1998              At December 31, 1997              At December  31, 1996
                               -----------------------------     ------------------------------     -----------------------------
                                                                           (Dollars in thousands)
Banking Platform                     $15,294            0.27%           $14,345            0.45%           $23,323           0.71%
Consumer Platform/(1)/                 2,376            0.04%               748            0.02%               987           0.03%
Commercial Platform/(1)/                 350            0.01%               673            0.02%                 -              -
                               -------------  --------------     --------------  --------------     --------------  -------------

Total                                $18,020            0.32%           $15,766            0.49%           $24,310           0.74%
                               =============  ==============     ==============  ==============     ==============  =============

/(1)/ The Consumer Platform was created with the acquisitions of BVC in June
      1996 and Ultra in October 1997. The Consumer Platform began purchasing HLTV home equity loans in August 1997. The Commercial Platform was created with the acquisition of BVCFG in April 1997.

  The following table illustrates loans and leases delinquent 60 days or more as a percentage of gross loans and leases, by platform, as of the dates indicated:

                                 --------------------------------------------------------------------------------------------------
                                                        Loans and Leases Delinquent 60 Days or More as a Percentage of
                                                                            Gross Loans and Leases
                                 --------------------------------------------------------------------------------------------------
                                      At December 31, 1998              At December 31, 1997              At December  31, 1996
                                 -----------------------------     -----------------------------     ------------------------------
                                                                            (Dollars in thousands)
Banking Platform                       $15,928            0.38%         $21,526             0.90%           $22,460            0.90%

Consumer Platform/(1)/                   5,724            0.13%           1,045             0.04%               548            0.02%

Commercial Platform/(1)/                   350            0.01%             673             0.03%                 -               -
                                 -------------  --------------     -------------  --------------     --------------  --------------
Total                                  $22,002            0.52%          $23,244            0.97%           $23,008            0.92%
                                 =============  ==============     =============  ==============     ==============  ==============

/(1)/ The Consumer Platform was created with the acquisitions of BVC in June
      1996 and Ultra in October 1997. The Consumer Platform began purchasing HLTV home equity loans in August 1997. The Commercial Platform was created with the acquisition of BVCFG in April 1997.

Allowance for Loan and Lease Losses
-----------------------------------

  Credit risk is defined as the possibility of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract. While the Company follows underwriting and credit monitoring procedures which it believes are appropriate in both growing and managing the loan and lease portfolio, in the event of nonperformance by these other parties, the Company's potential exposure to credit losses could significantly affect the Company's consolidated financial position and results of operations.

  Lending money involves an inherent risk of nonpayment. Through the administration of policies and monitoring of the loan and lease portfolio, management seeks to reduce such credit risk. The allowance for loan and lease losses is an estimate to provide for these potential losses, both identified and unidentified, in the Company's loan and lease portfolio.

  The Company conducts an ongoing review of its loan and lease portfolio to assess the adequacy of the allowance for loan and lease losses, which is maintained at a level the Company believes is sufficient to cover estimated possible losses in the portfolios. In determining the level of the allowance for loan and lease losses, the Company considers a number of factors, including prevailing and anticipated economic conditions, historical loss experience, the levels of classified, nonperforming and delinquent assets, weighting by property type, loan portfolio trends and other factors.

  The allowance for loan and lease losses at December 31, 1998 was $45.4 million as compared with $38.5 million at December 31, 1997 and $29.0 million at December 31, 1996. The increase in the allowance for loan and lease losses at December 31, 1998, as compared with December 31, 1997, was largely due to the reserves acquired in conjunction with the Company's acquisition of AFEH. The increase in the allowance for loan and lease losses at December 31, 1997, as compared with December 31, 1996, was due to a combination of factors including reserves for the Commercial Platform acquired effective April 1997 combined with the expansion of the Consumer Platform.

  The following table illustrates the allowance for loan and lease losses as a percentage of NPAs, gross loans and leases and total assets as of the dates indicated:

                                ----------------------------------------------------------------------------------------------------
                                                    Allowance for Loan and Lease Losses as a Percentage of Specified Assets
                                ----------------------------------------------------------------------------------------------------

                                      December 31, 1998                 December 31, 1997                  December  31, 1996
                                -----------------------------     -----------------------------      -------------------------------
                                                                      (Dollars in thousands)
                                   Assets           Percent          Assets          Percent            Assets            Percent
                                ------------     ------------     -----------     -------------      -----------      --------------

Nonperforming assets              $   18,020          252%         $   15,766          244%           $   24,310            150%
Gross loans and leases            $4,191,465         1.08%         $2,406,725         1.60%           $2,505,656           1.46%
Total assets                      $5,596,232         0.81%         $3,246,476         1.18%           $3,300,262           1.10%

  The decrease in the allowance for loan and lease losses as a percentage of gross loans and leases and total assets at December 31, 1998, as compared with December 31, 1997, was largely a result of the Company's acquisition of AFEH effective January 2, 1998. AFEH's $1.5 billion loan portfolio consisted primarily of single-family and multi-family residential mortgage loans which have lower credit risk as compared with consumer and commercial assets, and thus had a corresponding lower allowance for loan losses relative to gross loans and total assets than that of the Company. At December 31, 1997, AFEH's allowance for loan losses as a percentage of gross loans and total assets was 0.74% and 0.50%, respectively.

  The following table illustrates the allowance for loan and lease losses for the years indicated:

                                               ------------------------------------------------------------------
                                                                      Year Ended December 31,
                                               ------------------------------------------------------------------
                                                     1998           1997         1996         1995         1994
                                               --------------     --------     --------     --------     --------
                                                                      (Dollars in thousands)
Beginning balance                                $     38,458      $29,013      $30,014      $29,115      $33,790
Reserves related to acquisitions                       11,374       14,162        2,860            -            -
Charge-offs:
  Real estate and other                                (2,851)      (2,699)      (6,401)      (4,879)      (8,514)
  Consumer/(1)/                                       (15,387)      (4,057)           -            -            -
  Commercial/(1)/                                        (828)      (1,685)           -            -            -
                                               --------------     --------     --------     --------     --------
                                                      (19,066)      (8,441)      (6,401)      (4,879)      (8,514)
Recoveries:
  Real estate and other                                 2,264          706          642        1,494        1,472
  Consumer/(1)/                                         3,085          955            -            -            -
  Commercial/(1)/                                         176          111            -            -            -
                                               --------------     --------     --------     --------     --------
                                                        5,525        1,772          642        1,494        1,472

Net charge-offs                                       (13,541)      (6,669)      (5,759)      (3,385)      (7,042)
Provision for loan and lease losses                     9,114        1,952        1,898        4,284        2,367
                                               --------------     --------     --------     --------     --------

Ending balance                                   $     45,405      $38,458      $29,013      $30,014      $29,115
                                               ==============     ========     ========     ========     ========

Net charge-offs to average total loans and
 leases                                                  0.32%        0.28%        0.24%        0.16%        0.37%
                                               ==============     ========     ========     ========     ========

/(1)/ The Consumer Platform was created with the acquisitions of BVC in June
      1996 and Ultra in October 1997. The Consumer Platform began purchasing HLTV home equity loans in August 1997. The Commercial Platform was created with the acquisition of BVCFG in April 1997.

  The following table illustrates the allocation of the allowance for loan and lease losses among specific classes of loans and leases:

                         -----------------------------------------------------------------------------------
                                                      Year Ended December 31,
                         -----------------------------------------------------------------------------------
                                    1998                       1997                       1996
                         -------------------------  --------------------------  ----------------------------
                                       % of Total                 % of Total                 % of Total
                                        Loans and                  Loans and                  Loans and
                            Amount       Leases        Amount       Leases        Amount       Leases
                         -----------  ------------  -----------  -------------  ----------  ----------------
                                                     (Dollars in thousands)
Real estate and other       $31,536          72.7%     $29,026          82.5%     $27,969          87.4%
Consumer/(1)/                 7,825          24.6        3,240          15.2        1,044          12.6
Commercial/(1)/               6,044           2.7        6,192           2.3            -             -
                         -----------  ------------  -----------  -------------  ----------  ----------------
Total                       $45,405         100.0%     $38,458         100.0%     $29,013         100.0%
                         ===========  ============  ===========  =============  ==========  ================

                         -------------------------------------------------
                                      Year Ended December 31,
                         -------------------------------------------------
                                  1995                       1994
                         ------------------------  -----------------------
                                     % of Total                 % of Total
                                      Loans and                  Loans and
                          Amount       Leases        Amount       Leases
                         ---------  -------------  ----------  -----------
                                      (Dollars in thousands)
Real estate and other     $29,541          99.9%     $28,560          99.9%
Consumer/(1)/                 473           0.1          555           0.1
Commercial/(1)/                 -             -            -             -
                         ---------  -------------  ----------  -----------
Total                     $30,014         100.0%     $29,115         100.0%
                         =========  =============  ==========  ===========

(1) The Consumer Platform was created with the acquisitions of BVC in June 1996 and Ultra in October 1997. The Consumer Platform began purchasing HLTV home equity loans in August 1997. The Commercial Platform was created with the acquisition of BVCFG in April 1997.

  While the Company believes that the allowance for loan and lease losses is adequate to cover estimated losses in its asset portfolios, there can be no assurance in this regard. Future adjustments may be necessary and earnings could be significantly affected if circumstances differ substantially from the assumptions used in making such determinations. The Company will continue to monitor the adequacy of the allowance for loan and lease losses related to problem assets. The Company monitors the impact of the economic environment on its lending activities on an ongoing basis. If the economy and/or real estate markets weaken in future periods, no assurance can be given that the Company's future loss experience will approximate its current estimates. In addition, various regulatory agencies review the Company's allowance for loan and lease losses as an integral part of their examination process. Such agencies may require the Company to recognize additions to this allowance for loan and lease losses based on their judgment relating to information available to them at the time of their examination.

Deposits

  Deposits are gathered by BVB in support of the Company's business activities in each of its platforms. A summary of deposits follows:

                                                  ---------------------------------------------------------------------------
                                                                               At December 31, 1998
                                                  ---------------------------------------------------------------------------
                                                                                      % of              Weighted Average Rate
                                                           Amount                     Total
                                                  ----------------------    ----------------------     ----------------------
                                                                             (Dollars in thousands)
Transaction accounts                                          $1,627,275                      49.8%                      3.15%
Retail certificates of deposit                                 1,642,362                      50.2                       5.20%
                                                  ----------------------    ----------------------     ----------------------

  Total                                                       $3,269,637                     100.0%                      4.20%
                                                  ======================    ======================     ======================
                                                  ---------------------------------------------------------------------------
                                                                               At December 31, 1997
                                                  ---------------------------------------------------------------------------
                                                                                      % of               Weighted Average Rate
                                                           Amount                     Total
                                                  ----------------------    ----------------------     ----------------------
                                                                             (Dollars in thousands)
Transaction accounts                                          $  553,820                      33.0%                      2.97%
Retail certificates of deposit                                 1,045,152                      62.3                       5.51%
                                                  ----------------------    ----------------------     ----------------------
  Total retail deposits                                        1,598,972                      95.3                       4.65%
Brokered certificates of deposit                                  78,163                       4.7                       5.82%
                                                  ----------------------    ----------------------     ----------------------

Total                                                         $1,677,135                     100.0%                      4.71%
                                                  ======================    ======================     ======================

  The increase in total deposits at December 31, 1998, as compared with December 31, 1997, was primarily due to the acquisition of EurekaBank's deposit portfolio in conjunction with the Company's purchase of AFEH effective January 2, 1998. The increase in the percentage of transaction accounts as a percentage of total deposits was consistent with management's strategy of reducing higher-cost deposits and expanding lower-cost transaction accounts as funding sources for the Company's business activities.

  Increasing the value of BVB's retail branch franchise is one of management's primary objectives. Management believes that expanding BVB's retail deposit base, particularly transaction accounts, will enhance the Company's results of operations by lowering its consolidated cost of funds, increasing fee income and expanding opportunities for cross-selling products and services, although there can be no assurance in this regard. As of December 31, 1998, through BVB, the Company increased its percentage of transaction accounts in relation to total retail deposits to 49.8% as compared with 34.6% and 30.3% at December 31, 1997 and 1996, respectively.

  Retail certificates of deposit of $100,000 or more, by time remaining until maturity, were as follows:

                                              ---------------------------------
                                                        At December 31,
                                              ---------------------------------
                                                    1998               1997
                                              --------------     --------------
                                                    (Dollars in thousands)
Three months or less                                $148,798           $216,815
Over three through six months                         77,782             73,230
Over six through twelve months                       111,090             60,658
Over twelve months                                    53,587             26,136
                                              --------------     --------------

Total                                               $391,257           $376,839
                                              ==============     ==============

Borrowings

  In addition to deposits, the Company funds its business activities through other borrowings, on a collateralized and noncollateralized basis, such as advances from the FHLBSF and securities sold under agreements to repurchase (also known as reverse repurchase agreements).

  In December 1998, the Company issued $90 million in Capital Securities yielding 9.76% (all-in cost was 9.95%). The proceeds from the Capital Securities may be used to redeem the Company's $50 million of 8.42% Senior Debentures due June 1999 and the remainder for general corporate purposes. In August 1997, the Company issued $100 million in Subordinated Notes with a stated coupon of 9.125% and a yield of 9.225% (all-in cost was 9.62%). A portion of the proceeds from the Subordinated Notes was used to partially fund the Company's acquisition of AFEH. In May 1996, the Company issued $50 million in Senior Debentures yielding 8.42% (all-in cost was 8.91%). A portion of the proceeds from the Senior Debentures was used to fund the Company's acquisition of BVC.

  The following table illustrates the Company's borrowings as of the dates indicated:

                                                --------------------------------------------------------------------
                                                                           At December 31,
                                                --------------------------------------------------------------------
                                                         1998                    1997                    1996
                                                --------------------    --------------------    --------------------
                                                                        (Dollars in thousands)
Advances from FHLBSF                                      $1,653,300              $1,110,270              $  977,750
Securities sold under agreements to repurchase                25,302                  90,134                 210,640
Subordinated Notes, net                                       99,437                  99,372                       -
Senior Debentures                                             50,000                  50,000                  50,000
Other borrowings                                               5,077                   6,200                   7,147
Capital Securities                                            90,000                       -                       -
                                                --------------------    --------------------    --------------------

Total                                                     $1,923,116              $1,355,976              $1,245,537
                                                ====================    ====================    ====================

   Short-term borrowings are defined as borrowings due within one year or less. The following table illustrates the Company's short-term borrowings as of the dates indicated:

                                                ----------------------------------------------------------------------
                                                                             At December 31,
                                                ----------------------------------------------------------------------
                                                         1998                     1997                     1996
                                                --------------------     --------------------     --------------------
                                                                         (Dollars in thousands)
Advances from FHLBSF                                        $729,100               $  985,270                 $774,480
Securities sold under agreements to repurchase                25,302                   90,134                  210,640
                                                --------------------     --------------------     --------------------

Total                                                       $754,202               $1,075,404                 $985,120
                                                ====================     ====================     ====================
Weighted average interest rate of total short-
 term borrowings outstanding at period end                      5.07%                    5.88%                    5.66%
                                                ====================     ====================     ====================

  The following table illustrates the maximum outstanding balance for each type of short-term borrowing at any month end during 1998, 1997 and 1996, and the average balances and weighted average interest rates on short-term borrowings for 1998, 1997 and 1996:

                                                   -------------------------------------------------------------------
                                                                         Year Ended December 31,
                                                   -------------------------------------------------------------------
                                                         1998                     1997                     1996
                                                   -----------------     --------------------     --------------------
                                                                         (Dollars in thousands)
Advances from FHLBSF                                      $1,575,460               $1,042,480                 $774,480
Securities sold under agreements to repurchase            $  153,148               $  201,551                 $220,281
Average amount of total short-term borrowings
 outstanding during the year                              $1,168,410               $1,056,836                 $762,258

Weighted average interest rate of total
 short-term borrowings outstanding during the year              5.54%                    5.75%                    5.66%
                                                          ==========               ==========                =========


                                    Liquidity

  The objective of the Company's liquidity management program is to ensure that funds are available in a timely manner to meet loan demand and depositors' needs, and to service other liabilities as they come due, without causing an undue amount of cost or risk, and without causing a disruption to normal operating conditions.

  The Company regularly assesses the amount and likelihood of projected funding requirements through a review of factors such as historical deposit volatility and funding patterns, present and forecasted market and economic conditions, and existing and planned Company business activities. The Company's Asset/Liability Committee ("ALCO") provides oversight to the liquidity management process and recommends policy guidelines, subject to Board of Directors approval, and courses of action to address the Company's actual and projected liquidity needs.

  The ability to attract a stable, low-cost base of deposits is a significant source of liquidity. Other sources of liquidity available to the Company include short-term borrowings, which consist of advances from the FHLBSF, reverse repurchase agreements and other short-term borrowing arrangements. The Company's liquidity requirements can also be met through the use of its portfolio of liquid assets. Liquid assets, as defined by the Company, include cash and cash equivalents in excess of the minimum levels necessary to carry out normal business operations, federal funds sold, commercial paper, and other short-term investments.

  In analyzing the Company's liquidity during 1998, reference is made to the Company's Consolidated Statements of Cash Flows at Item 8. "Financial Statements and Supplementary Data."

  The Company utilizes certain measurements in connection with managing its liquidity. One such measure is the liquidity ratio as defined by OTS regulations, which was applicable to BVB until its conversion to a national bank effective March 1, 1999. Savings institutions are required to maintain a specified liquidity ratio (presently 4.00%) of cash and securities to total deposits and borrowings due in one year or less. Historically, BVB has maintained its liquid assets above the minimum requirements imposed by the OTS regulations and at a level believed adequate to meet the requirements of normal banking activities, including repayment of maturing debt and potential deposit outflows. BVB maintained average liquidity ratios of 5.41% and 5.42% for the months ended December 31, 1998 and 1997, respectively.

  In conjunction with the acquisition of AFEH, the Company acquired $181 million in net operating loss ("NOL") carryforwards. The associated tax benefit of these NOL carryforwards is approximately $63 million and has been recorded as a deferred tax asset in the accompanying Statements of Financial Condition at Item
8. "Financial Statements and Supplementary Data." The Company initially estimated that approximately $11 million of NOL carryforwards would be utilized in 1998 to reduce its federal income tax liability. However, the level of tax deductions in excess of book expenses, primarily related to AFEH acquisition-related expenses and the Company's auto leasing activities, produced a taxable loss in 1998 resulting in no NOL carryforwards being utilized. To the extent the Company has future taxable income, NOL carryforwards may be utilized to reduce its current federal income tax liability and thus enhance future liquidity levels.

                               Capital Resources

  Management seeks to maintain adequate capital to support anticipated asset growth and credit risks, and to ensure that the Company and BVB are in compliance with all regulatory capital guidelines. The primary sources of new capital for the Company during 1998 were the retention of earnings and common stock issued in conjunction with the Company's acquisition of AFEH.

  Additionally, on December 21, 1998, the Company issued $90 million in Capital Securities through Bay View Capital I. The Securities, which were sold in an underwritten public offering, pay quarterly cumulative cash distributions at an annual rate of 9.76% of the liquidation value of $25 per share. The Company may use $50 million of the proceeds to repay its 8.42% Senior Debentures upon their maturity in June 1999 and anticipates using the balance for general corporate purposes. The Securities have the added benefit of qualifying as Tier 1 capital for regulatory purposes. The Capital Securities are presented as a separate line item in the consolidated balance sheet of the Company under the caption "Guaranteed Preferred Beneficial Interest in the Company's Junior Subordinated Debentures." For additional related discussion, see Note 13 to the Consolidated Financial Statements, "Capital Securities," at Item 8. "Financial Statements and Supplementary Data."

  Stockholders' equity totaled $377.8 million at December 31, 1998 as compared with $173.6 million at December 31, 1997. This increase was largely due to common stock issued in conjunction with the acquisition of AFEH on January 2, 1998, combined with the Company's earnings, partially offset by dividends declared and common stock repurchased. Tangible stockholders' equity, which excludes intangible assets, was $243.7 million at December 31, 1998 as compared with $144.1 million at December 31, 1997. This increase was due to common stock issued in conjunction with the acquisition of AFEH, the Company's earnings and the amortization of intangible assets, partially offset by dividends declared, common stock repurchased and additional intangible assets generated in conjunction with the acquisition of AFEH. The Company does not have any material commitments for capital expenditures as of December 31, 1998.

  The following table illustrates the reconciliation of the Company's stockholders' equity to tangible stockholders' equity as of the dates indicated:

                                             -----------------------------------------
                                                           At December 31,
                                             -----------------------------------------
                                                     1998                   1997
                                             ------------------     ------------------
                                                       (Dollars in thousands)
Stockholders' equity                                  $ 377,811               $173,627
Intangible assets                                      (134,088)               (29,507)
                                             ------------------     ------------------
Tangible stockholders' equity                         $ 243,723               $144,120
                                             ==================     ==================

Book value per share                                  $   19.77               $  14.38
                                             ==================     ==================
Tangible book value per share                         $   12.75               $  11.94
                                             ==================     ==================

  The following table illustrates the changes in the Company's tangible stockholders' equity for the periods indicated:

                                                      ---------------------------------------------------------------------
                                                                                  At December 31,
                                                      ---------------------------------------------------------------------
                                                               1998                    1997                     1996
                                                      -------------------      ------------------      --------------------
                                                                              (Dollars in thousands)
Beginning tangible stockholders' equity                         $ 144,120                $189,865                  $202,142
Net income                                                         22,719                  14,021                    10,969
AFEH acquisition                                                  210,000                       -                         -
Intangible assets generated from acquisitions
 accounted for under the purchase method of                      (115,734)                (21,656)                   (6,968)
 accounting
Amortization of intangible assets                                  11,372                   4,088                     2,606
Repurchase of common stock                                        (24,063)                (39,855)                  (16,971)
Exercise of stock options                                           3,269                   2,617                     1,864
Cash dividends declared                                            (8,069)                 (4,280)                   (4,132)
Other                                                                 109                    (680)                      355
                                                      -------------------      ------------------      --------------------
Ending tangible stockholders' equity                            $ 243,723                $144,120                  $189,865
                                                      ===================      ==================      ====================

  Intangible assets generated from acquisitions accounted for under the purchase method of accounting are deducted from stockholders' equity as part of the calculation to arrive at tangible stockholders' equity. Conversely, the amortization of intangible assets increases tangible stockholders' equity as well as the Company's Tier 1 regulatory capital.

  In 1998, BVB was subject to capital adequacy guidelines issued by the OTS. Under these capital guidelines, the minimum total risk-based capital ratio and Tier 1 risk-based capital ratio requirements are 10.0% and 6.0%, respectively, of risk-weighted assets and certain off-balance sheet items for a well-capitalized savings institution. The OTS also has required minimum capital leverage ratio guidelines. The ratio is determined using Tier 1 capital divided by period-end total assets, as adjusted. The guidelines require a minimum of 5.0% for a well-capitalized savings institution. The capital ratio computations for national banks are virtually identical to those for savings institutions.

  BVB's capital ratios were in excess of regulatory guidelines for a well-capitalized savings institution as of December 31, 1998, 1997 and 1996. Capital ratios for BVB are illustrated in the following table as of the dates indicated:

                                           -------------------------------------------------------------
                                                                   At December 31,
                                           -------------------------------------------------------------
                                                   1998                  1997                  1996
                                           ------------------     ----------------     -----------------
                                                               (Dollars in thousands)
Total risk-based capital ratio                          10.42%               10.87%                10.74%
Tier 1 risk-based capital ratio                          9.24%                9.67%                 9.49%
Tier 1 leverage ratio                                    6.37%                6.36%                 5.64%

                                   Year 2000
General
-------

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

  The potential impact of the Year 2000 compliance issues on the financial services industry could be material, as virtually every aspect of the industry and processing of transactions will be affected. Due to the size of the task facing the financial services industry and the interdependent nature of its transactions, the Company may be adversely affected by this problem, depending on whether it and the entities with which it does business address the issue successfully. The impact of Year 2000 issues on the Company will then depend not only on corrective actions that the Company takes, but also on the way in which Year 2000 issues are addressed by governmental agencies, businesses and other third-parties that provide services or data to, or receive services or data from, the Company, or whose financial condition or operational capability is important to the Company.

  Financial institution regulators have continued to increase their focus upon Year 2000 compliance issues and have issued guidance concerning the responsibilities of an institution's senior management and directors. The Federal Financial Institutions Examination Council, an oversight authority for financial institutions, has issued several interagency statements on Year 2000 project management awareness. These statements require financial institutions to, among other things, examine the Year 2000 implications of their reliance on vendors and the potential impact of the Year 2000 issue on their customers, suppliers and borrowers. These statements also require each federally regulated financial institution to survey its exposure, measure its risk and prepare a plan to address the Year 2000 issue. In addition, federal banking regulators have issued safety and soundness guidelines to be followed by insured depository institutions, such as BVB. The federal banking agencies have asserted that Year 2000 testing and certification is a key safety and soundness issue in conjunction with regulatory examinations and thus, that an institution's failure to appropriately address the Year 2000 issue could result in supervisory action, including a reduction of the institution's supervisory ratings, the denial of applications for approval of mergers or acquisitions or the imposition of civil monetary penalties.

The Company's State of Readiness
--------------------------------

  The Company relies upon third-party software vendors and data processing service providers for the majority of its electronic data processing and does not operate any proprietary programs which are critical to the Company's operations. Thus, the focus of the Company is to monitor the progress of its primary software and data processing service providers toward resolving Year 2000 compliance issues and perform tests associated with actual data of the Company in simulated processing of future-sensitive dates.

  The Company's Year 2000 compliance program has been divided into phases, each of them common to all sections of the process: (i) inventorying Year 2000 items;
(ii) assessing the Year 2000 compliance of items determined to be material to the Company; (iii) upgrading or replacing material items that are determined not to be Year 2000 compliant and testing material items; (iv) designing and implementing contingency and business continuation plans; and (v) assessing the status of third-party risks.

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

  The third phase includes the upgrading, replacement and/or refinement of systems, and testing. This phase of the Year 2000 process is ongoing and is expected to be completed by the end of the first quarter of 1999. The software conversion phase of the Company's mission critical systems is substantially complete. Each of the upgrades or replacements, to the extent economically feasible, is run through a test environment to see how well it integrates with the Company's overall data processing environment. Final "future-date" testing of system upgrades and replacements was substantially completed by the end of the first quarter of 1999.

  The fourth phase relates to contingency plans. While the Company is reasonably certain that its internal Year 2000 compliance program will be successfully accomplished on time, there could be other external operational issues regarding the Year 2000 process that may prevent the Company from successfully implementing its Year 2000 compliance program. If these other external operational issues occur and remain unresolved, the Company could be required to implement a contingency plan for Year 2000 compliance. The Company's Year 2000 contingency plans are substantially complete.

  The final phase, assessing external third-party risks, includes the process of identifying and prioritizing critical suppliers and customers at the direct interface level, as well as other material relationships with third-parties, including various exchanges, clearing houses, other banks, telecommunication companies, and public utilities. This evaluation includes communicating with the third-parties about their plans and progress in addressing Year 2000 issues. Detailed evaluations of the most critical third-parties are continuing. These evaluations will be followed with contingency plans, which are ongoing and expected to be finalized in the second quarter of 1999, with follow up reviews scheduled through the remainder of 1999.

  The Company's total costs associated with required modifications to become Year 2000 compliant are estimated at approximately $1.6 million, a portion of which has been and will continue to be a reallocation of internal resources and, therefore, does not necessarily represent incremental expense to the Company. The total amount of pre-tax costs incurred by the Company through December 31, 1998 related to the Year 2000 issue was approximately $650,000.

Risks
-----

  Failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting primarily from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity and financial condition. The Company's Year 2000 compliance program will reduce levels of uncertainty about the Year 2000 issue including questions as to the compliance and readiness of its material third-party providers. The Company believes that, with the implementation of new and/or upgraded business systems and completion of the Year 2000 compliance program as scheduled, the possibility of significant interruptions of normal operations has been significantly reduced.

                       Impact of New Accounting Standards

  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative. The Company currently utilizes interest rate exchange (i.e., swap) agreements to hedge cash flows associated with current and anticipated transactions. To the extent these interest rate exchange agreements qualify as a cash flow hedge under SFAS 133, the effective portion of the derivative's gain or loss would be initially reported as a component of other comprehensive income (outside of earnings) and subsequently reclassified into earnings when the forecasted transaction affected earnings. SFAS 133 will be effective for the Company for the fiscal quarter beginning July 1, 1999. The Company is in the process of evaluating the impact that the adoption of SFAS 133 will have on its consolidated financial condition, results of operations or cash flows.

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

                    Impact of Inflation and Changing Prices

  The Company's consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles, which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time. Due to the fact that most assets and liabilities of a financial institution are monetary in nature, interest rates have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or magnitude as the prices of goods and services.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

                           Asset/Liability Management

  The objective of the Company's asset/liability management activities is to improve earnings by adjusting the type and mix of assets and liabilities to effectively address changing conditions and risks. Through overall management of its balance sheet and by controlling various risks, the Company seeks to optimize its financial returns within safe and sound parameters. The Company's operating strategies for attaining this objective include managing net interest margin through appropriate risk/return pricing of assets and liabilities, increasing transaction accounts as a percentage of interest-bearing liabilities and reducing the Company's cost of funds, utilizing the Company's strong capital position to boost its earnings power through acquisition of quality assets with higher risk-adjusted yields, controlling noninterest expense, enhancing noninterest income, and utilizing improved information systems to facilitate the analysis of the profitability of business platforms. The Company also utilizes interest rate exchange agreements and other hedging strategies to reduce the Company's exposure to fluctuations in interest rates and performs internal analyses to measure, evaluate and monitor risk.

Interest Rate Risk

  A key objective of asset/liability management is to manage interest rate risk associated with changing asset and liability cash flows and market interest rate movements. Interest rate risk occurs when interest rate sensitive assets and liabilities do not reprice simultaneously and in equal volumes. The Company's ALCO provides oversight to the Company's interest rate risk management process and recommends policy guidelines regarding exposure to interest rates for approval by the Board of Directors. Adherence to these policies is monitored on an ongoing basis, and decisions related to the management of interest rate exposure are made when appropriate in accordance with Company policies.

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

  The Company pursues both on- and off-balance sheet strategies that should, in the long run, mitigate its exposure to fluctuations in interest rates. The Company has initiated numerous actions over the past three years which have significantly reduced the Company's exposure to fluctuations in interest rates. The Company's interest rate risk should continue to be reduced in the future as the Company continues to transition to shorter-term, less interest rate sensitive consumer and commercial assets, as the Company continues to increase transaction accounts and as the Company continues to lengthen maturities on its FHLB advances to better match the duration of its interest-earning assets.

Interest Rate Exchange Agreements (Swaps)
-----------------------------------------

  The Company uses interest rate exchange agreements (i.e., swaps) to reduce the interest rate risk related to certain assets and liabilities. Interest rate swaps involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying notional amounts. At December 31, 1998 and 1997, the Company was a party to interest rate swaps with notional principal amounts of $366 million and $449 million, respectively, which involve the receipt of floating interest rates (based on three-month LIBOR) and payment of fixed interest rates on the underlying notional amounts.

Forward Sale Contracts
----------------------

  During 1998, the Company entered into forward sale contracts of MBS to hedge a portfolio of mortgage loans. With the market and interest rate volatility during 1998, the correlation between the hedge and the underlying portfolio of assets was disrupted, triggering the Company's settlement of the forward sale contracts and resulting in a $940,000 recognized loss for the year ended December 31, 1998. There were no forward sale contracts in effect as of December 31, 1998.

Treasury Rate Lock Agreements
-----------------------------

  During 1997, the Company entered into $105 million in Treasury rate lock agreements to hedge the anticipated issuance of $100 million in Subordinated Notes. These agreements guaranteed a stated rate of interest for a stated period of time and the Company paid the difference between the lock rate and the effective Treasury rate on the settlement date. In conjunction with the Treasury rate lock agreements, approximately $307,000 was deferred and is being recognized as an adjustment of interest expense over the ten year life of the Subordinated Notes.

  Interest rate risk is the most significant market risk impacting the Company, however, other types of market risk also affect the Company in the normal course of its business activities. The impact on the Company resulting from other market risks is deemed immaterial and no separate quantitative information related to such market risks is presented herein. The Company does not maintain a portfolio of trading securities and does not intend to engage in such activities in the foreseeable future.

Interest Rate Sensitivity

  The Company's monitoring activities related to managing interest rate risk include both interest rate sensitivity "gap" analysis and the use of a simulation model. While traditional gap analysis provides a simple picture of the interest rate risk embedded in the balance sheet, it provides only a static view of interest rate sensitivity at a specific point in time and does not measure the potential volatility in forecasted results relating to changes in market interest rates over time. Accordingly, the Company combines the use of gap analysis with use of a simulation model which provides a dynamic assessment of interest rate sensitivity.

  The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated to reprice within a specific time period and the amount of interest-bearing liabilities anticipated to reprice within that same time period. A gap is considered positive when the amount of interest rate sensitive assets repricing within a specific time period exceeds the amount of interest-bearing liabilities repricing within that same time period. Positive cumulative gaps suggest that earnings will increase when interest rates rise. Negative cumulative gaps suggest that earnings will increase when interest rates fall.

  The following table sets forth information regarding asset and liability repricing for the Company as of December 31, 1998:

                                                                          ------------------------------------------------
                                                                                              Repricing Period
                                                                          ------------------------------------------------
                                                                               Under            Over              Over
                                                                                One         One to Three     Three to Five
                                                                                Year            Years            Years
                                                                          -------------     ------------     -------------
                                                                                            (Dollars in thousands)
Assets
------
Cash and investments                                                         $  264,087     $  -             $  -
Mortgage-backed securities and loans and leases/(1)/                          2,979,431        1,097,234           506,629
                                                                             ----------     ------------     -------------

Total interest rate sensitive assets                                         $3,243,518       $1,097,234          $506,629
                                                                             ==========     ============     =============

Liabilities
-----------
Deposits:
    Transaction accounts                                                     $1,627,275     $  -             $  -
    Certificates of deposit                                                   1,433,744          174,802            32,302
Borrowings                                                                      823,890          450,310           324,978
                                                                             ----------     ------------     -------------
Total interest rate sensitive liabilities                                    $3,884,909       $  625,112          $357,280
                                                                             ----------     ------------     -------------
Repricing gap-positive (negative) before impact of interest rate swaps       $ (641,391)      $  472,122          $149,349

Impact of interest rate swaps                                                   281,500         (154,000)          (25,000)
                                                                             ----------     ------------     -------------
                                                                               (359,891)         318,122           124,349
                                                                             ----------     ------------     -------------
Cumulative repricing gap-positive (negative)                                 $ (359,891)      $  (41,769)         $ 82,580
                                                                             ==========     ============     =============
                                                                          -----------------------
                                                                             Repricing Period
                                                                          -----------------------
                                                                            Over
                                                                            Five
                                                                            Years        Total
                                                                          ----------  -----------
                                                                          (Dollars in Thousands)
Assets
------
Cash and investments                                                        -          $  264,087
Mortgage-backed securities and loans and leases (1)                        472,222      5,055,516
                                                                          ---------    ----------

Total interest rate sensitive assets                                      $472,222     $5,319,603
                                                                          ========     ==========

Liabilities
-----------
Deposits:
    Transaction accounts                                                    -          $1,627,275
    Certificates of deposit                                                  1,514      1,642,362
Borrowings                                                                 323,938      1,923,116
                                                                          --------     ----------

Total interest rate sensitive liabilities                                 $325,452     $5,192,753
                                                                          --------     ----------
Repricing gap-positive (negative) before impact of interest rate swaps    $146,770     $  126,850
                                                                                       ==========
Impact of interest rate swaps                                             (102,500)
                                                                        ----------
                                                                            44,270
Cumulative repricing gap-positive (negative)                            $  126,850
                                                                        ==========

/(1)/ Based on assumed annual prepayment and amortization rates which approximate the Company's historical experience.

  One application of the aforementioned simulation model involves measurement of the impact of market interest rate changes on the net present value of estimated cash flows from the Company's assets, liabilities and off-balance sheet items, defined as the Company's market value of equity ("MVE"). This analysis assesses the changes in market values of interest rate sensitive financial instruments which would occur in response to an instantaneous and sustained increase or decrease in market interest rates of 100, 200, 300, and 400 basis points ("bp"). At December 31, 1998, the Company's MVE exposure related to the aforementioned changes in market interest rates was within Company policy guidelines as illustrated in the following table:

                                 ----------------------------------------------------------------------------------------------
                                                                 Changes  in Market Value of Equity
                                 ----------------------------------------------------------------------------------------------
Projected effect:                        +100 bp                  +200 bp                  +300 bp                  +400 bp
                                 -------------------      -------------------      -------------------      -------------------

MVE without swaps                           $380,705                 $350,976                 $309,830                 $265,380
MVE with swaps                              $383,879                 $363,502                 $331,176                 $295,046
Impact of swaps                             $  3,174                 $ 12,526                 $ 21,346                 $ 29,666

Change in MVE with swaps as a
 percentage of base MVE                        (2.68%)                  (7.84%)                 (16.04%)                 (25.20%)

Policy guideline                              (10.00%)                 (20.00%)                 (30.00%)                 (45.00%)
                                 ----------------------------------------------------------------------------------------------
Projected effect:                        -100 bp                  -200 bp                  -300 bp                  -400 bp
                                 -------------------      -------------------      -------------------      -------------------

MVE without swaps                           $421,629                 $446,951                 $479,187                 $517,597
MVE with swaps                              $404,354                 $418,501                 $438,870                 $464,673
Impact of swaps                             $(17,275)                $(28,450)                $(40,317)                $(52,924)

Change in MVE with swaps as a
 percentage of base MVE                         2.52%                    6.10%                   11.27%                   17.81%

Policy guideline                              (10.00%)                 (15.00%)                 (20.00%)                 (25.00%)

  The preceding table indicates that in the event of an instantaneous and sustained increase in market interest rates, the Company's MVE would be expected to decrease, and that in the event of an instantaneous and sustained decrease in market interest rates, the Company's MVE would be expected to increase.

  The aforementioned simulation model also provides the ALCO with the ability to simulate the Company's net interest income ("NII"). In order to measure, as of December 31, 1998, the sensitivity of the Company's forecasted NII to changing interest rates, both a rising and falling interest rate scenario were projected and compared to a base market interest rate forecast derived from the treasury yield curve. For the rising and falling interest rate scenarios, the base market interest rate forecast was increased or decreased, on an instantaneous and sustained basis, by 100 and 200 bp. At December 31, 1998, the Company's NII exposure related to the aforementioned changes in market interest rates was within Company policy guidelines as illustrated in the following table:

                                  ------------------------------------------------------------------------------------------------
                                                              Increase/(Decrease) in Net Interest Income
                                  ------------------------------------------------------------------------------------------------
Projected effect:                         -200 bp                  -100 bp                  +100 bp                   +200 bp
                                  -------------------      -------------------      --------------------      --------------------

NII without swaps                            $179,902                 $172,865                  $165,057                  $160,414
NII with swaps                               $172,089                 $167,133                  $163,489                  $160,928
Impact of swaps                              $ (7,813)                $ (5,732)                 $ (1,568)                 $    514
% Increase (decrease) from base
  NII, with swaps                                4.78%                    1.76%                    (0.46%)                   (2.02%)

Policy guideline                               (15.00%)                 (10.00%)                  (10.00%)                  (15.00%)


   The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, asset prepayments and deposit decay, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Company may undertake in response to changes in interest rates. Actual amounts may differ from those projections set forth above should market conditions vary from the underlying assumptions used.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

                Bay View Capital Corporation and Subsidiaries
                Consolidated Statements of Financial Condition

                                                                             ---------------------------------------
                                                                                          At December 31,
                                                                             ---------------------------------------
                                                                                     1998                  1997
                                                                             -----------------     -----------------
                                                                                      (Dollars in thousands)
ASSETS
Cash and cash equivalents:
  Cash and deposits due from depository institutions                                $   37,296            $   40,885
  Short-term investments                                                               167,890               190,937
                                                                             -----------------     -----------------
                                                                                       205,186               231,822
Securities available-for-sale:
  Investment securities                                                                  5,319                 5,639
  Mortgage-backed securities                                                            13,616                54,402
Securities held-to-maturity:
  Investment securities (fair value: 1997 - $5,015)                                          -                 5,000
  Mortgage-backed securities (fair value: 1998 - $621,372; 1997 - $413,980)            621,773               415,859
Loans and leases, net of allowance for losses: 1998 - $45,405;
  1997 - $38,458                                                                     4,191,269             2,373,113
Investment in operating leased assets, net                                             183,453                     -
Investment in stock of FHLB of San Francisco                                            90,878                61,012
Real estate owned, net                                                                   2,666                 4,146
Premises and equipment, net                                                             24,727                16,164
Intangible assets                                                                      134,088                29,507
Other assets                                                                           123,257                49,812
                                                                             -----------------     -----------------
   Total Assets                                                                     $5,596,232            $3,246,476
                                                                             =================     =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Transaction accounts                                                              $1,627,275            $  553,820
  Certificates of deposit                                                            1,642,362             1,123,315
                                                                             -----------------     -----------------
                                                                                     3,269,637             1,677,135
Advances from FHLB of San Francisco                                                  1,653,300             1,110,270
Securities sold under agreements to repurchase                                          25,302                90,134
Subordinated Notes, net                                                                 99,437                99,372
Senior Debentures                                                                       50,000                50,000
Other borrowings                                                                         5,077                 6,200
Other liabilities                                                                       25,668                39,738
                                                                             -----------------     -----------------
   Total Liabilities                                                                 5,128,421             3,072,849
                                                                             -----------------     -----------------
Guaranteed Beneficial Interest in the Company's Junior
  Subordinated Debentures ("Capital Securities")                                        90,000                     -
Stockholders' equity:
  Serial preferred stock; authorized, 7,000,000 shares;
     outstanding, none                                                                       -                     -
  Common stock ($.01 par value); authorized, 60,000,000 shares;
     issued, 1998 - 20,376,251 shares and 1997 - 15,125,874 shares;
     outstanding, 1998 - 19,113,637 shares and 1997 - 12,070,474 shares                    204                   151
  Additional paid-in capital                                                           251,010               103,052
  Retained earnings (substantially restricted)                                         155,715               141,065
  Treasury stock, at cost, 1998 - 1,262,614 shares and 1997 - 3,055,400                (25,157)              (66,352)
   shares
  Accumulated other comprehensive income:
     Unrealized loss on securities available-for-sale, net of tax                         (202)                  (72)
  Debt of Employee Stock Ownership Plan                                                 (3,759)               (4,217)
                                                                             -----------------     -----------------
       Total Stockholders' Equity                                                      377,811               173,627
                                                                             -----------------     -----------------
   Total Liabilities and Stockholders' Equity                                       $5,596,232            $3,246,476
                                                                             =================     =================

The accompanying notes are an integral part of these consolidated financial statements.

                 Bay View Capital Corporation and Subsidiaries
           Consolidated Statements of Income and Comprehensive Income

                                                           ----------------------------------------------------
                                                                           Year Ended December 31,
                                                           ----------------------------------------------------
                                                                  1998               1997              1996
                                                           ----------------   ---------------   ---------------
                                                              (Dollars in thousands, except per share amounts)
Interest income:
  Interest on loans and leases                                     $347,086          $197,898          $192,443
  Interest on mortgage-backed securities                             48,225            34,317            42,081
  Interest and dividends on investment securities                    11,052            10,029             7,231
                                                           ----------------   ---------------   ---------------
                                                                    406,363           242,244           241,755
Interest expense:
  Interest on deposits                                              149,656            76,484           100,225
  Interest on senior debentures and notes                            14,106             7,716             2,623
  Interest on borrowings                                             88,000            70,708            57,925
                                                           ----------------   ---------------   ---------------
                                                                    251,762           154,908           160,773

Net interest income                                                 154,601            87,336            80,982
Provision for losses on loans and leases                              9,114             1,952             1,898
                                                           ----------------   ---------------   ---------------
    Net interest income after provision for
      losses on loans and leases                                    145,487            85,384            79,084

Noninterest income:
  Leasing income                                                     11,341                 -                 -
  Loan fees and charges                                               7,411             5,679             4,930
  Account fees                                                        6,122             2,799             1,891
  Sales commissions                                                   3,994             2,502             1,772
  Gain (loss) on sale of loans and securities                         1,060               925            (1,453)
  Other, net                                                          1,144               850             1,424
                                                           ----------------   ---------------   ---------------
                                                                     31,072            12,755             8,564
Noninterest expense:
  General and administrative:
    Compensation and employee benefits                               56,105            35,646            27,956
    Occupancy and equipment                                          20,644            10,677             9,865
    Professional services                                             9,382             5,278             1,645
    Data processing service bureau                                    3,994             2,811             4,243
    Marketing                                                         3,572             2,612             1,568
    Deposit insurance premiums and regulatory fees                    2,908             1,475             4,911
    Other, net                                                       16,962            13,414             8,767
                                                           ----------------   ---------------   ---------------
                                                                    113,567            71,913            58,955
  Dividend expense on Capital Securities                                244                 -                 -
  Leasing expense                                                     7,682                 -                 -
  SAIF recapitalization assessment                                        -                 -            11,750
  Income from real estate owned, net                                   (181)             (543)           (4,806)
  Recovery of losses on real estate                                     (59)             (585)             (103)
  Amortization of intangible assets                                  11,372             4,088             2,606
                                                           ----------------   ---------------   ---------------
                                                                    132,625            74,873            68,402
Income before income tax expense                                     43,934            23,266            19,246
Income tax expense                                                   21,215             9,245             8,277
                                                           ----------------   ---------------   ---------------
    Net income                                                     $ 22,719          $ 14,021          $ 10,969
                                                           ================   ===============   ===============
Basic earnings per share                                              $1.13             $1.09             $0.80
                                                           ================   ===============   ===============
Diluted earnings per share                                            $1.12             $1.06             $0.79
                                                           ================   ===============   ===============
Average basic shares outstanding                                     20,035            12,860            13,703
                                                           ================   ===============   ===============
Average diluted shares outstanding                                   20,335            13,203            13,900
                                                           ================   ===============   ===============
Net income                                                         $ 22,719          $ 14,021          $ 10,969
Other comprehensive income, net of tax:
Unrealized gain (loss) on securities available-
  for-sale, net of tax expense (benefit)
  of ($92), $464 and ($22) for 1998, 1997 and
  1996, respectively                                                   (130)              641               (30)
                                                           ----------------   ---------------   ---------------
 Comprehensive income                                              $ 22,589          $ 14,662          $ 10,939
                                                           ================   ===============   ===============

The accompanying notes are an integral part of these consolidated financial statements.

                 Bay View Capital Corporation and Subsidiaries
                Consolidated Statements of Stockholders' Equity

                                                  ---------------------------------------------------------------------
                                                                                      Additional
                                                     Number of      Common Stock       Paid-in            Retained
                                                       Shares                          Capital          Earnings/(1)/
                                                  --------------   -------------    --------------    -----------------
                                                                (Dollars in thousands, except per share amounts)
Balance at December 31, 1995                              14,803            $148          $ 97,484           $124,487
Repurchase of common stock                                     -               -                 -                  -
Repurchase of common stock for retirement plan                 -               -             1,090                  -
Exercise of stock options, including tax benefits            202               2             1,862                  -
Cash dividends declared ($0.305 per share)                     -               -                 -             (4,132)
Unrealized loss, net of tax                                    -               -                 -                  -
Repayment of debt                                              -               -                 -                  -
Net income                                                     -               -                 -             10,969
                                                  --------------   -------------    --------------    -----------------
Balance at December 31, 1996                              15,005             150           100,436            131,324

Repurchase of common stock                                     -               -                 -                  -
Exercise of stock options, including tax benefits            121               1             2,616                  -
Cash dividends declared ($0.34 per share)                      -               -                 -             (4,280)
Unrealized gain, net of tax                                    -               -                 -                  -
Repayment of debt                                              -               -                 -                  -
Net income                                                     -               -                 -             14,021
                                                  --------------   -------------    --------------    -----------------
Balance at December 31, 1997                              15,126             151           103,052            141,065

Issuance of common stock (AFEH acquisition):
  From shares held in treasury                                 -               -                 -                  -
  From authorized but unissued shares                      5,087              51           144,691                  -
Repurchase of common stock                                     -               -                 -                  -
Exercise of stock options, including tax benefits            163               2             3,267                  -
Cash dividends declared ($0.40 per share)                      -               -                 -             (8,069)
Unrealized loss, net of tax                                    -               -                 -                  -
Repayment of debt                                              -               -                 -                  -
Net income                                                     -               -                 -             22,719
                                                  --------------   -------------    --------------    -----------------
Balance at December 31, 1998                              20,376            $204          $251,010           $155,715
                                                  ==============   =============    ==============    =================

                                                  ---------------------------------------------------------------------------------
                                                                         Unrealized Gain
                                                                       (Loss) on Securities          Debt of            Total
                                                                        Available-for-Sale       Employee Stock     Stockholders'
                                                   Treasury Stock          (net of tax)          Ownership Plan         Equity
                                                  ---------------     ---------------------      --------------   -----------------
                                                                (Dollars in thousands, except per share amounts)
Balance at December 31, 1995                             $ (8,436)                $  (683)           $ (5,023)         $207,977
Repurchase of common stock                                (16,971)                      -                   -           (16,971)
Repurchase of common stock for retirement plan             (1,090)                      -                   -                 -
Exercise of stock options, including tax benefits               -                       -                   -             1,864
Cash dividends declared ($0.305 per share)                      -                       -                   -            (4,132)
Unrealized loss, net of tax                                     -                     (30)                  -               (30)
Repayment of debt                                               -                       -                 385               385
Net income                                                      -                       -                   -            10,969
                                                  ---------------     ---------------------      --------------   -----------------
Balance at December 31, 1996                              (26,497)                   (713)             (4,638)          200,062

Repurchase of common stock                                (39,855)                      -                   -           (39,855)
Exercise of stock options, including tax benefits               -                       -                   -             2,617
Cash dividends declared ($0.34 per share)                       -                       -                   -            (4,280)
Unrealized gain, net of tax                                     -                     641                   -               641
Repayment of debt                                               -                       -                 421               421
Net income                                                      -                       -                   -            14,021
                                                  ---------------     ---------------------      --------------   -----------------
Balance at December 31, 1997                              (66,352)                    (72)             (4,217)          173,627

Issuance of common stock (AFEH acquisition):
  From shares held in treasury                             65,258                       -                   -            65,258
  From authorized but unissued shares                           -                       -                   -           144,742
Repurchase of common stock                                (24,063)                      -                   -           (24,063)
Exercise of stock options, including tax benefits               -                       -                   -             3,269
Cash dividends declared ($0.40 per share)                       -                       -                   -            (8,069)
Unrealized loss, net of tax                                     -                    (130)                  -              (130)
Repayment of debt                                               -                       -                 458               458
Net income                                                      -                       -                   -            22,719
                                                  ---------------     ---------------------      --------------   -----------------
Balance at December 31, 1998                             $(25,157)                  $(202)            $(3,759)         $377,811
                                                  ===============     =====================      ==============   =================

/(1)/  Substantially restricted.

The accompanying notes are an integral part of these consolidated financial statements.

                 Bay View Capital Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows

                                                                       --------------------------------------
                                                                                Year Ended December 31,
                                                                       --------------------------------------
                                                                            1998          1997         1996
                                                                       -----------     ---------     --------
                                                                                (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                               $  22,719     $  14,021     $ 10,969
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Write-down on disposal of premises and equipment                               -            18        1,767
  Amortization of intangible assets                                         11,372         4,088        2,606
  Proceeds from loans securitized and sold                                       -       265,203        9,668
  Provision for losses on loans and leases and real estate owned             9,055         1,367        1,795
  Depreciation and amortization of premises and equipment                    6,780         2,974        2,210
  Depreciation and amortization of investment in operating leased            6,612             -            -
   assets
  Amortization of premiums, net of discounts                                15,735         4,139        5,160
  (Gain) loss on sale of loans and securities                               (1,060)         (925)       1,160
  (Increase) decrease in other assets                                       (6,863)       (7,421)       1,866
  Increase (decrease) in other liabilities                                 (39,424)      (54,707)      40,545
  Other, net                                                                (2,628)       (1,696)      (2,345)
                                                                       -----------     ---------     --------
    Net cash provided by operating activities                               22,298       227,061       75,401
                                                                       -----------     ---------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of subsidiaries, net of cash and cash equivalents received      82,129        (9,975)     (61,505)
Net (increase) decrease in loans and leases resulting from
 originations,                                                             451,171       (57,327)      41,391
  net of principal payments
Purchase of loans and leases                                              (948,132)     (120,963)     (35,974)
Purchase of mortgage-backed securities                                    (201,714)            -            -
Purchase of investment securities                                           (1,956)       (5,639)      (3,041)
Principal payments on mortgage-backed securities                           284,627        83,643       91,748
Proceeds from sale of mortgage-backed securities available-for-sale        239,707        20,465       54,458
Proceeds from sale of mortgage-backed securities held-to-maturity                -             -        2,602
Proceeds from sale of investment securities available-for-sale               2,357             -            -
Proceeds from maturities/calls of investment securities                          -        13,802       15,000
 available-for-sale
Proceeds from maturities/calls of investment securities                      5,000        10,204       24,493
 held-to-maturity
Proceeds from sale of real estate owned                                      5,357        12,528       32,690
Proceeds from sale of leasing portfolio held-for-sale                            -             -       59,848
Proceeds from sale of premises and equipment                                     -             -       10,648
Additions to premises and equipment                                        (11,110)      (11,694)      (1,577)
Increase in investment in stock of FHLB of San Francisco                    (9,303)       (9,121)     (10,558)
                                                                       -----------     ---------     --------
    Net cash provided by (used in) investing activities                   (101,867)      (74,077)     220,223
                                                                       -----------     ---------     --------

                 Bay View Capital Corporation and Subsidiaries
               Consolidated Statements of Cash Flows (continued)

                                                                    --------------------------------------------------------------
                                                                                             Year Ended December 31,
                                                                    --------------------------------------------------------------
                                                                           1998                   1997                  1996
                                                                    ------------------     ------------------     ----------------
                                                                                         (Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net deposit outflows                                                     (420,141)                 (86,832)             (245,268)
Redemption of Bay View Credit deposits                                          -                        -              (267,500)
Proceeds from advances from FHLB of San Francisco                       5,320,200                5,509,532             1,644,226
Repayment of advances from FHLB of San Francisco                       (4,833,170)              (5,377,012)           (1,433,266)
Proceeds from reverse repurchase agreements                               377,813                  519,338               373,272
Repayment of reverse repurchase agreements                               (442,645)                (639,844)             (329,370)
Issuance of Subordinated Notes, net of discount                                 -                   99,350                     -
Issuance of Senior Debentures                                                   -                        -                50,000
Net change in other borrowings                                            (11,123)                 (10,865)               (4,406)
Issuance of Capital Securities                                             90,000                        -                     -
Repurchase of common stock                                                (24,063)                 (39,855)              (16,971)
Proceeds from issuance of common stock                                      3,269                    2,617                 1,864
Dividends paid to stockholders                                             (7,207)                  (4,419)               (4,137)
                                                                    ------------------     ------------------     ----------------
    Net cash provided by (used in) financing activities                    52,933                  (27,990)             (231,556)
                                                                    ------------------     ------------------     ----------------

Net increase (decrease) in cash and cash equivalents                      (26,636)                 124,994                64,068
Cash and cash equivalents at beginning of year                            231,822                  106,828                42,760
                                                                    ------------------     ------------------     ----------------
Cash and cash equivalents at end of year                              $   205,186              $   231,822           $   106,828
                                                                    ==================     ==================     ================

Cash paid during the year for:
  Interest                                                            $   253,528              $   148,615           $   164,315
  Income taxes                                                        $       118              $    14,674           $     4,951

Supplemental non-cash investing and financing activities:
  Loans transferred to real estate owned                              $     4,956              $     8,252           $    10,065
  Loans originated to sell real estate owned                          $         -              $     1,904           $     5,011

The acquisitions of subsidiaries involved the following:

  Common stock issued                                                 $   210,000              $         -           $         -
  Liabilities assumed                                                   2,103,352                   13,667               476,492
  Fair value of assets acquired, other than cash
    and cash equivalents                                               (2,127,646)                  (1,986)             (531,029)
  Goodwill                                                               (103,577)                 (21,656)               (6,968)
                                                                    ------------------     ------------------     ----------------
  Acquisition of subsidiaries, net of cash and
    cash equivalents received                                          $   82,129              $    (9,975)           $  (61,505)
                                                                    ==================     ==================     ================

The accompanying notes are an integral part of these consolidated financial statements.

                 Bay View Capital Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                               December 31, 1998

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

  The accompanying financial statements include the consolidated accounts of Bay View Capital Corporation, a holding company incorporated in the state of Delaware (the "Company" or "BVCC"), and its wholly owned subsidiaries: Bay View Bank ("BVB"), a federally chartered capital stock savings bank; Bay View Commercial Finance Group ("BVCFG"), formerly Concord Growth Corporation, a California corporation; Bay View Securitization Corporation ("BVSC"), a Delaware corporation; Bay View Capital I, a Delaware Business Trust; and Regent Financial Corporation ("Regent"), a California corporation. BVB includes its wholly owned subsidiaries: Bay View Acceptance Corporation ("BVAC"), a Nevada corporation; MoneyCare, Inc., a California corporation; and Bay View Auxiliary Corporation, a California corporation. BVAC includes its wholly owned subsidiaries: Bay View Credit ("BVC"), a California corporation; Ultra Funding, Inc. ("Ultra"), a California corporation; and LFS-BV, Inc. ("LFS"), a Nevada corporation. All significant intercompany accounts and transactions have been eliminated. As used herein, the terms "Company" or "BVCC" refer to the Company and its consolidated subsidiaries unless otherwise indicated.

Nature of Operations

  The Company is a diversified financial services company headquartered in San Mateo, California. BVB is a federally chartered capital stock savings bank with 56 branches throughout the San Francisco Bay Area and one branch in Southern California. BVAC operates as a consumer finance company throughout the United States. BVCFG operates as a commercial finance company throughout the United States. BVSC was formed for the purpose of issuing asset-backed securities through a trust. Regent provides item processing services.

Use of Estimates in the Preparation of Financial Statements

  The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to possible change in the near term relates to the determination of the allowance for loan and lease losses. An estimate of possible changes or range of possible changes cannot be made.

Cash and Cash Equivalents

  Cash and cash equivalents, as reported in the consolidated statements of financial condition and statements of cash flows, consist of highly liquid financial instruments, with maturities of 90 days or less at the time of purchase, that are readily convertible into cash and are so near their maturity that they present insignificant risk of changes in value.

Securities

  Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities," establishes the classification of investments into three categories: held-to-maturity, available-for-sale and trading. Securities classified as held-to-maturity are recorded at amortized cost, adjusted for the amortization of premiums and accretion of discounts, because management intends and the Company has the ability to hold these securities to maturity. Securities that are held to meet investment objectives such as interest rate risk and liquidity management, but which may be sold as necessary to implement management strategies, are classified as available-for-sale and are reported at fair value. Fair value for these securities is obtained principally from published information or quotes by registered securities brokers. Securities for which quotes are not readily available are valued based on the present value of discounted estimated future cash flows. The Company does not have a trading portfolio.

  Securities are identified as either available-for-sale or held-to-maturity at purchase and are accounted for accordingly. Unrealized losses on securities held-to-maturity are realized and charged against earnings when it is determined that a decline in value which is other than temporary has occurred. Net unrealized gains and losses on securities available-for-sale are excluded from earnings and reported, net of applicable income taxes, as a separate component of stockholders' equity. Gains and losses on sales of securities are recorded in earnings at the time of sale and are determined by the difference between the net sale proceeds and the amortized cost of the security, using the specific identification method.

  Discounts and premiums on securities are amortized into interest income using a method approximating the effective interest method over the estimated life of the security, adjusted for actual prepayments. Interest on securities is accrued as income only to the extent considered collectible.

Loans and Leases

  Loans and leases originated or purchased by the Company are identified as either held-for-sale or held-for-investment at, or prior to, origination or purchase and are recorded at cost including premiums or discounts and net of deferred fees and costs and the allowance for loan and lease losses, as applicable. Loans and leases classified as held-for-investment are carried at amortized cost and are not adjusted to the lower of cost or market because management intends, and the Company has the ability, to hold these loans and leases to maturity. Loans and leases classified as held-for-sale are carried at the lower of cost or market on an aggregate basis. Market value for these loans and leases is based on prices for similar loans and leases in the secondary market. Interest on loans and leases is accrued as income only to the extent considered collectible. Generally, the Company discontinues interest accruals on loans and leases 90 days or more past due. Interest income on nonaccrual loans and leases is recognized on a cash basis.

  The Company charges fees for originating loans and leases at the time the loan or lease is granted. The Company recognizes these origination fees, net of certain direct costs, as a yield adjustment over the life of the related loan or lease using the effective interest method. Amortization of net deferred origination fees is discontinued on nonperforming loans and leases. When a loan or lease is sold or paid off, unamortized net origination fees are included in income at that time.

  Statement of Financial Accounting Standards No. 114 ("SFAS 114"), "Accounting by Creditors for Impairment of a Loan," as amended by Statement of Financial Accounting Standards No. 118 ("SFAS 118"), "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," established standards for impaired loans. A loan is impaired when, based on current information and events, it is probable that the Company is unable to collect all amounts due according to the contractual terms of the loan agreement. The Company considers nonperforming loans and troubled debt restructurings as impaired loans. Nonperforming loans are defined as loans 90 days or more delinquent as to principal and interest payments (unless the principal and interest are well secured and in the process of collection) and loans less than 90 days delinquent are designated as nonperforming when the Company determines that the full collection of principal and/or interest is doubtful. Troubled debt restructurings are loans which have been modified based on interest rate concessions and/or payment concessions. SFAS 114 is not applicable to large groups of homogeneous loans that are collectively evaluated for impairment. The Company considers its single-family residential and consumer loans as homogeneous loans for purposes of the application of SFAS 114.

  Charge-offs are recorded when the valuation of the impaired loan is less than the recorded investment in the loan. In determining charge-offs for specific loans, management evaluates the creditworthiness and financial status of the borrower and also analyzes cash flows and current property appraisals. SFAS 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Company's impaired loans are generally measured based on the fair value of the collateral because they are collateral dependent.

  SFAS 118 allows a creditor to use existing methods for recognizing interest income on an impaired loan. The Company recognizes interest income on impaired loans on a cash basis.

Allowance for Loan and Lease Losses

  The allowance for loan and lease losses is established through a provision charged to expense and is maintained at a level that the Company believes is sufficient to cover estimated possible losses in the portfolio. In determining the level of the allowance for loan and lease losses, the Company adheres to an internal asset review system and an established loss reserve methodology. The Company evaluates factors such as prevailing and anticipated economic conditions, historical loss experience, asset concentrations, levels and trends of classified assets, and loan and lease delinquencies in assessing the overall valuation allowance level to be maintained.

  While the Company uses currently available information to provide for losses on loans and leases, additions to the allowance for loan and lease losses may be necessary based on new information and/or future economic conditions.

Loan Sales and Servicing

  Statement of Financial Accounting Standards No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," establishes standards under which, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. Under SFAS 125, the Company records a servicing asset for the present value of the retained interest in a transferred asset representing servicing fees net of related costs. Any retained interest in excess of such servicing fees is recorded on a net present value basis as an available-for-sale security and stated at fair value. SFAS 125 was effective, on a prospective basis, for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. Prior to January 1, 1997, when a participating interest in loans sold had an average contractual interest rate, adjusted for normal servicing fees, which was different than the agreed-upon yield to the purchaser, the sales price was adjusted by the present value of the differential for the estimated remaining life of the loans (capitalized excess servicing). Any resulting net premium or discount was amortized to interest income over the estimated remaining life of the loans based on a methodology that approximates the effective interest method. The aggregate amount of servicing assets arising from loan sales was $902,000 and $1.2 million at December 31, 1998 and 1997, respectively. At December 31, 1998, there was no impairment relating to servicing assets. Amortization of servicing assets and any related impairments are included in noninterest income and noninterest expense as the associated servicing revenue is received and expenses are incurred. The Company's retained interest was $4.6 million and $5.4 million at December 31, 1998 and 1997, respectively, and was classified as an available-for-sale security. Gains or losses on the sale of loans are recorded in earnings at the time of sale.

Investment in Operating Leased Assets

  The Company purchases motor vehicles subject to leases which are characterized as operating leases in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases." The corresponding asset is recorded as a fixed asset and depreciated over the lease term to its estimated residual value. This depreciation and other related expenses, including the amortization of initial direct costs, which are deferred and amortized over the lease term, are classified as noninterest expense. Lease payments received are recorded as noninterest income. At December 31, 1998, future minimum lease payments to be received by the Company under operating leases were $31.7 million, $31.6 million, $29.5 million, $20.7 million, $9.2 million, and $723,000 for the years ended December 31, 1999, 2000, 2001, 2002, 2003, and thereafter, respectively.

  The Company continually reviews and adjusts, as necessary, the estimated residual value relating to its leased assets through an evaluation of factors such as prevailing and anticipated economic conditions, historical loss experience and delinquencies.

Real Estate Owned

  Real estate owned is comprised of property acquired through foreclosure and is recorded at the lower of cost (i.e., net loan value) or fair value less estimated costs to sell, as of the date of foreclosure. The difference, if any, is charged-off against the allowance for loan and lease losses. Thereafter, a specific valuation allowance is established and charged to noninterest expense for adverse changes in the fair value of the property. Revenues and other expenses associated with real estate owned are realized and reported as a component of noninterest expense when incurred.

Premises and Equipment

  Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line basis over the estimated useful lives for each of the various asset categories. These useful lives range from two to ten years. The Company had $1.3 million and $2.0 million, net, of capitalized lease obligations at December 31, 1998 and 1997, respectively.

Intangible Assets

  Core deposit premiums arise from the acquisition of deposits and are amortized by the Company on a straight-line basis over the estimated life of the deposit base acquired, generally eight to ten years. The Company continually evaluates the periods of amortization to determine whether later events and circumstances warrant revised estimates. In addition, the market value of core deposit premiums is re-evaluated on an annual basis to assess the recoverability of their carrying value for inclusion as a component of regulatory capital.

  Goodwill arises from acquisitions and represents the excess of the total purchase price over the fair value of net assets acquired. Goodwill is amortized to expense on a straight-line basis over periods of up to 20 years. On a periodic basis, the Company reviews its goodwill for events or changes in circumstances that may indicate that the estimated undiscounted future cash flows from these acquisitions will be less than the carrying amount of the goodwill. If it becomes probable that impairment exists, a reduction in the carrying amount is recognized.

Impairment of Long-Lived Assets

  Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use are based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

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

Income Taxes

  The Company and its subsidiaries file consolidated federal income tax returns in which the taxable income or loss of the Company is combined with that of its subsidiaries. Consolidated, combined and separate company state tax returns are filed in certain states, as applicable, including California. Each subsidiary's share of income tax expense (benefit) is based on the amount which would be payable (receivable) if separate returns were filed.

  The Company's income tax provisions are based upon income taxes payable for the current period as well as current period changes in deferred income taxes. Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory income tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred income taxes for a change in tax rates is recognized through the provision for income taxes during the period of enactment.

Derivative Financial Instruments

  The Company uses interest rate derivative financial instruments primarily to hedge mismatches in the rate and maturity of loans and securities and their funding sources and to reduce interest rate risk on anticipated transactions. These instruments serve to reduce rather than increase the Company's exposure to movements in interest rates. At the inception of the hedge, the Company identifies an individual asset, liability or anticipated transaction or an identifiable group of essentially similar assets or liabilities that expose the Company to interest rate risk at the consolidated or subsidiary level. Interest rate derivatives are accounted for by the deferral method only if they are designated as a hedge and are expected to be and are effective in substantially reducing interest rate risk arising from the assets, liabilities or anticipated transactions identified as exposing the Company to risk. To qualify as an effective hedge, derivative financial instruments must meet specific correlation tests (i.e., the change in their fair values must be within 80 to 120 percent of the opposite change in the fair values of the hedged item or anticipated transaction). For interest rate exchange agreements ("swaps") to qualify as an effective hedge, their notional amount, interest rate index and life must closely match the related terms of the hedged assets or liabilities. If a periodic assessment indicates that the derivative no longer provides an effective hedge, any previously unrecognized hedge gain or loss and any net settlement upon the close-out or termination of the derivative contract that offsets changes in the value of the hedged asset or liability is deferred and amortized to earnings over the life of the underlying hedged asset or liability with any excess gain or loss attributable to the excess of the notional amount over the hedged amount recognized in noninterest income.

  Amounts payable or receivable for interest rate swaps are accrued with the passage of time, the effect of which is included in interest income or expense reported on the hedged asset or liability. If a hedged asset or liability settles before maturity of the hedging interest rate derivative, the derivative is closed out or settled, and any previously unrecognized hedge gain or loss and any net settlement upon the close-out or termination of the interest rate derivative is recognized in earnings. If interest rate derivatives used in an effective hedge are closed out or terminated before the hedged item settles, any previously unrecognized hedge gain or loss and any net settlement upon the close-out or termination of the interest rate derivative is deferred and amortized to earnings over the life of the underlying hedged asset or liability.

  When an anticipated transaction occurs, the derivatives hedging the anticipated transaction are closed out or settled, and any previously unrecognized hedge gain or loss and any net settlement upon the close-out or termination of the derivative is deferred and amortized to earnings over the life of the underlying hedged asset or liability. If the anticipated transaction is a sale of assets, the derivatives hedging the anticipated transaction are closed out or settled, and any previously unrecognized hedge gain or loss and any net settlement upon the close-out or termination of the derivative is accounted for as part of the gain or loss on the sale of the underlying hedged asset. If the anticipated transaction does not occur, the derivatives hedging the anticipated transaction are closed out or settled, and are accounted for as a gain or loss on the hedge.

  In connection with its use of interest rate exchange agreements, the Company is exposed to loss of future interest differential payments (credit risk) in the event of nonperformance by the counterparties to the agreements. The Company manages the credit risk associated with its interest rate exchange agreements by adhering to a strict counterparty selection process and by establishing maximum exposure limits with each individual counterparty. The Company does not anticipate nonperformance by its counterparties.

Stock-Based Compensation

  Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," establishes financial accounting and reporting standards for stock-based compensation plans, including employee stock purchase plans, stock options and restricted stock. SFAS 123 encourages all entities to adopt a fair value method of accounting for stock-based compensation plans, whereby compensation cost is measured at the grant date based on the fair value of the award and is realized as an expense over the service or vesting period. However, SFAS 123 also allows an entity to continue to measure compensation cost for these plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees."

  The Company accounts for its stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with APB 25. Under the intrinsic value method, compensation cost is generally the excess, if any, of the quoted market price of the stock at the grant or other measurement date over the amount which must be paid to acquire the stock.

Earnings Per Share

  Statement of Financial Accounting Standards No. 128, ("SFAS 128"), "Measurement of Earnings Per Share," establishes standards for computing and reporting Basic Earnings Per Share ("EPS") and Diluted EPS. Basic EPS is calculated by dividing net earnings for the period by the weighted-average common shares outstanding for that period. There is no adjustment to the number of outstanding shares for potential dilutive instruments, such as stock options. Diluted EPS takes into account the potential dilutive impact of such instruments and uses the average share price for the period in determining the number of incremental shares to add to the weighted-average number of shares outstanding. All prior period earnings per share amounts have been restated to reflect the adoption of SFAS 128.

  The following table illustrates the calculation of basic and diluted earnings per share for the periods indicated:

                                                       -----------------------------------------------------------------
                                                                             Year Ended December 31,
                                                       -----------------------------------------------------------------
                                                               1998                   1997                   1996
                                                       -------------------    -------------------    -------------------
                                                                (Amounts in thousands, except per share amounts)
Net earnings available to common stockholders                      $22,719                $14,021                $10,969

Weighted average shares outstanding                                 20,035                 12,860                 13,703
Add:  Dilutive potential common shares                                 300                    343                    197
                                                       -------------------    -------------------    -------------------
Diluted weighted average shares outstanding                         20,335                 13,203                 13,900
                                                       -------------------    -------------------    -------------------

Basic earnings per share                                           $  1.13                $  1.09                $  0.80
                                                       ===================    ===================    ===================

Diluted earnings per share                                         $  1.12                $  1.06                $  0.79
                                                       ===================    ===================    ===================

Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative. The Company currently utilizes derivative instruments to hedge cash flows associated with current and anticipated transactions. To the extent these derivative instruments qualify as a cash flow hedge under SFAS 133, the effective portion of the derivative's gain or loss would be initially reported as a component of other comprehensive income (outside of earnings) and subsequently reclassified into earnings when the related transaction affects earnings. SFAS 133 will be effective for the Company for the fiscal year beginning January 1, 2000. The Company is in the process of evaluating the impact that the adoption of SFAS 133 will have on its consolidated financial condition, results of operations or cash flows.

  In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134 ("SFAS 134"), "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," which amends the disclosure requirements of SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." SFAS 134 conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. SFAS 134 will be effective for the Company for the fiscal quarter beginning January 1, 1999. The Company does not expect that the adoption of SFAS 134 will have a material impact on its consolidated financial condition, results of operations or cash flows.

Reclassifications

  Certain reclassifications have been made to prior year balances in order to conform to the current year presentation. Such reclassifications had no effect on the results of operations or stockholders' equity.


Note 2. Merger-Related Activity

California Thrift & Loan

  Effective June 1, 1996, the Company acquired all of the outstanding common stock of CTL Credit, Inc. and its wholly owned subsidiary, California Thrift & Loan ("CTL"), for cash.

  CTL was a Federal Deposit Insurance Corporation ("FDIC")-insured California industrial loan company with a focus on consumer lending. The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations." In an acquisition accounted for under the purchase method of accounting, the purchase price is allocated to assets acquired and liabilities assumed based on their estimated fair values at the time of consummation of the transaction.

  The total purchase price of approximately $62 million exceeded the estimated fair value of net assets acquired by approximately $7 million, which was recorded as goodwill and which is being amortized on a straight-line basis over seven years. The Company issued $50 million of 8.42% Senior Debentures in May 1996, a portion of which was used to partially finance the acquisition.

  Effective December 31, 1997, CTL was deregulated and renamed Bay View Credit. BVC is a subsidiary of BVAC, a subsidiary of BVB. All references to this subsidiary from this point forward herein will reflect its new name, Bay View Credit.

Concord Growth Corporation

  The Company completed its acquisition of EXXE Data Corporation ("EXXE") and its wholly owned commercial finance subsidiary, Concord Growth Corporation ("CGC"), on March 17, 1997. At the close of the transaction, EXXE became a stand-alone subsidiary of the Company. Subsequent to the close of the transaction, EXXE was merged into CGC and liquidated and CGC became a first-tier stand-alone subsidiary of the Company. The former holders of EXXE capital stock, warrants and options received an initial aggregate cash payment of $19.8 million and will be entitled to potential future cash payments, of up to $34 million, depending upon the financial performance of CGC. There were no cash payments made during 1998 or 1997. The acquisition was accounted for under the purchase method of accounting effective April 1, 1997. The total purchase price exceeded the estimated fair value of net assets acquired by approximately $21 million, which was recorded as goodwill and which is being amortized on a straight-line basis over 15 years. During 1998, CGC was renamed Bay View Commercial Finance Group. All references to this subsidiary from this point forward herein will reflect its new name.

Ultra Funding, Inc.

  Effective October 1, 1997, the Company, through its newly formed subsidiary, Ultra Funding, Inc., acquired the origination capabilities and certain assets of Ultra Funding, Ltd. of Austin, Texas. The total purchase price exceeded the estimated fair value of net assets acquired by approximately $400,000, which was recorded as goodwill and which is being amortized on a straight-line basis over seven years.

America First Eureka Holdings, Inc.

  The Company completed its acquisition of America First Eureka Holdings, Inc. ("AFEH") and its wholly owned subsidiary, EurekaBank, a federal savings bank, on January 2, 1998. Pursuant to the Merger Agreement, the Company paid $90 million in cash and $210 million in stock (8,076,923 shares of the Company's common stock, a portion of which were issued from the Company's shares in treasury) to America First Financial Fund 1987-A Limited Partnership, the sole shareholder of AFEH, for a total purchase price of $300 million. The number of common shares issued was based on the average value of the Company's common stock for the 20 full trading days ending on the fifth business day prior to the merger closing date. Based on the average value of the Company's common stock during this period and pursuant to the Merger Agreement, the number of common shares issued was determined by dividing $210 million by $26.00 per share.

  The acquisition of AFEH was accounted for under the purchase method of accounting effective January 2, 1998. The amount of goodwill recorded as of the merger date was $104 million, which is being amortized on a straight-line basis over 20 years and which excludes core deposit intangibles ("CDI") of approximately $12 million, which are being amortized on a straight-line basis over 10 years. This goodwill amount represents the excess of the total purchase price over the estimated fair value of net assets acquired.

  The following table illustrates the allocation of the purchase price:

                                                           ---------------------------
                                                              (Dollars in thousands)
                                                           ---------------------------
Cash paid                                                                   $   90,000
Common stock issued                                                            210,000
Acquisition costs                                                                4,456
                                                           ---------------------------
Total purchase price                                                           304,456

Fair value of assets acquired, including CDI                                 2,304,231
Fair value of liabilities assumed                                            2,103,352
                                                           ---------------------------
Net assets acquired                                                            200,879
                                                           ---------------------------

Purchase price in excess of net assets acquired                             $  103,577
                                                           ===========================

  The pro forma financial information in the following table illustrates the combined results of operations of the Company and AFEH for the year ended December 31, 1997 as if the acquisition of AFEH had occurred as of January 2, 1997. The pro forma financial information is presented for informational purposes and is not necessarily indicative of the results of operations which would have occurred had the Company and AFEH constituted a single entity as of January 2, 1997. The pro forma financial information is also not necessarily indicative of the future results of operations of the combined company. In particular, the Company's opportunity to achieve certain cost savings as a result of the acquisition has not been included in the pro forma financial information.


                                                          ------------------------------
                                                                     Year Ended
                                                                  December 31, 1997
                                                          ------------------------------
                                                               (Dollars in thousands,
                                                              except per share amounts)
Net interest income                                                            $ 142,521
Provision for loan and lease losses                                               (6,708)
Noninterest income                                                                24,324
Noninterest expense                                                             (126,633)
Income tax expense                                                               (15,694)
                                                          ------------------------------
Net income                                                                     $  17,810
                                                          ==============================

Basic earnings per share                                                       $    0.85
                                                          ==============================
Diluted earnings per share                                                     $    0.84
                                                          ==============================

  The pro forma combined net income for the year ended December 31, 1997 of $17.8 million consists of net income for the Company of $14.0 million and net income for AFEH of $20.0 million, less pro forma adjustments of $16.2 million. Significant pro forma adjustments include interest expense relating to $100 million in Subordinated Notes issued in August 1997 in anticipation of the Company's acquisition of AFEH, amortization expense relating to goodwill and core deposit intangibles created as a result of the acquisition and additional income tax expense relating to income taxes that would have been recognized utilizing the Company's effective income tax rates for the year ended December 31, 1997, net of the tax impact of the pro forma adjustments.


Note 3. Cash and Cash Equivalents

  The following table illustrates the Company's cash and cash equivalents as of the dates indicated:

                                                       ------------------------------------------
                                                                 Year Ended December 31,
                                                       ------------------------------------------
                                                               1998                   1997
                                                       -------------------    -------------------
                                                                  (Dollars in thousands)

Cash and deposits due from depository institutions                $ 37,296               $ 40,885
Short-term investments                                             167,890                190,937
                                                       -------------------    -------------------
Total                                                             $205,186               $231,822
                                                       ===================    ===================

  Generally, the Company's banking depositories either pay interest on deposits or apply an imputed interest credit to deposit balances which is used as an offset to charges for banking services rendered. The Company has no compensating balance arrangements or lines of credit with banks. BVB is required to maintain reserves against customer deposits by keeping balances with the Federal Reserve Bank of San Francisco in a noninterest-earning cash account. Cash balances for BVB required to be held in reserve at the Federal Reserve Bank of San Francisco totaled approximately $1.1 million and $5.3 million at December 31, 1998 and 1997, respectively. The average required reserve balance for BVB totaled $6.1 million in 1998 and $7.4 million in 1997.

Note 4.   Investment Securities

  All investment securities were classified as either available-for-sale or held-to-maturity at December 31, 1998 and 1997. The Company did not maintain a trading portfolio during 1998 or 1997. The following table illustrates the Company's investment securities as of the dates indicated:

                                                 ----------------------------------------------------------------------
                                                                           At December 31, 1998
                                                 ----------------------------------------------------------------------
                                                     Amortized                 Gross Unrealized                Fair
                                                       Cost               Gains            (Losses)            Value
                                                 ---------------      ------------     --------------     -------------
                                                                          (Dollars in thousands)
Available-for-sale:
  Federal National Mortgage Association stock             $  579               $99       $          -            $  678
  Other securities                                         4,965                 -               (324)            4,641
                                                 ---------------      ------------     --------------     -------------
                                                          $5,544               $99              $(324)           $5,319
                                                 ===============      ============     ==============     =============

                                                 ---------------------------------------------------------------------
                                                                          At December 31, 1997
                                                 ---------------------------------------------------------------------
                                                     Amortized                Gross Unrealized                Fair
                                                       Cost               Gains           (Losses)            Value
                                                 ---------------     -------------    --------------     -------------
                                                                         (Dollars in thousands)
Available-for-sale:
  Other securities                                        $5,639       $         -      $          -            $5,639
                                                 ===============     =============    ==============     =============

Held-to-maturity:
  Federal Farm Credit Bank callable note                  $5,000               $15      $          -            $5,015
                                                 ===============     =============    ==============     =============

  The Company's investment in the Federal Farm Credit Bank callable note was called in 1998. Sales of $2.2 million in investment securities during 1998, classified as available-for-sale, resulted in a realized gain of $202,000. There were no sales of investment securities during 1997 or 1996. No investment securities were pledged as collateral during 1998 or 1997.

  In conjunction with the securitization of BVC's auto loan portfolio in January 1997, BVC entered into a short sale of Treasury securities during the fourth quarter of 1996 to hedge the asset valuations against movements in interest rates. A loss of $293,000 was recorded in the fourth quarter of 1996 associated with the close-out of this short sale of Treasury securities.

Note 5. Mortgage-backed Securities

  The Company holds mortgage-backed securities ("MBS") issued by government-chartered agencies, including Freddie Mac ("FHLMC"), Fannie Mae ("FNMA") and the Government National Mortgage Association ("GNMA"), and by non-public financial institutions and financial intermediaries. The MBS portfolio also included senior tranches of private issue collateralized mortgage obligations ("CMOs") at December 31, 1998. All MBS were classified as either available-for-sale or held-to-maturity at December 31, 1998 and 1997. The following table illustrates the Company's MBS as of the dates indicated:

                                                  -------------------------------------------------------------------------
                                                                             At December 31, 1998
                                                  -------------------------------------------------------------------------
                                                        Amortized               Gross Unrealized                 Fair
                                                          Cost               Gains          (Losses)             Value
                                                  -------------------   -------------   --------------    -----------------
                                                                            (Dollars in thousands)
Available- for-sale:
  FNMA                                                       $    748          $   11     $          -             $    759
  GNMA                                                         12,509               -             (125)              12,384
  CMOs                                                            473               -                -                  473
                                                  -------------------   -------------   --------------    -----------------
  Total                                                      $ 13,730          $   11          $  (125)            $ 13,616
                                                  ===================   =============   ==============    =================

Held-to-maturity:
  FHLMC                                                      $137,823          $   74          $  (798)            $137,099
  FNMA                                                        259,151             971             (984)             259,138
  GNMA                                                          6,538              24              (59)               6,503
  Other financial intermediaries                               41,759             614              (24)              42,349
  CMOs                                                        176,502             127             (346)             176,283
                                                  -------------------   -------------   --------------    -----------------
  Total                                                      $621,773          $1,810          $(2,211)            $621,372
                                                  ===================   =============   ==============    =================


                                                  -------------------------------------------------------------------------
                                                                             At December 31, 1997
                                                  -------------------------------------------------------------------------
                                                        Amortized               Gross Unrealized                 Fair
                                                          Cost               Gains          (Losses)             Value
                                                  -------------------   -------------   --------------    -----------------
                                                                            (Dollars in thousands)
Available-for-sale:
  FNMA                                                       $ 54,526     $         -          $  (124)            $ 54,402
                                                  ===================   =============   ==============    =================

Held-to-maturity:
  FHLMC                                                      $165,383            $154          $(1,114)            $164,423
  FNMA                                                        244,908             328           (1,431)             243,805
  GNMA                                                            614              26                -                  640
  Other financial intermediaries                                4,954             158                -                5,112
                                                  -------------------   -------------   --------------    -----------------
  Total                                                      $415,859            $666          $(2,545)            $413,980
                                                  ===================   =============   ==============    =================

  The weighted-average yields on MBS available-for-sale and held-to-maturity at December 31, 1998 were 6.12% and 6.21%, respectively. The weighted-average yields on MBS available-for-sale and held-to-maturity at December 31, 1997 were 6.84% and 6.44%, respectively.

  At December 31, 1998, the amount of adjustable rate MBS was $115.7 million. There were no adjustable rate MBS as of December 31, 1997. The Company uses MBS as full or partial collateral for advances from the Federal Home Loan Bank of San Francisco ("FHLBSF"), repurchase agreements and interest rate exchange agreements. The total par value of pledged MBS at December 31, 1998 and 1997 was $619.3 million and $455.7 million, respectively.

  Proceeds from sales of MBS classified as available-for-sale during 1998 were $239.7 million. Gross gains of $2.0 million and gross losses of $206,000 were realized on those sales. Proceeds from sales of MBS classified as available-for-sale during 1997 were $20.5 million. Gross gains of $13,000 and gross losses of $13,000 were realized on these sales. There were no sales of MBS classified as held-to-maturity during 1998 or 1997. Proceeds from sales of MBS classified as available-for-sale during 1996 were $54.5 million. Gross gains of $411,000 and gross losses of $918,000 were realized on these sales. Proceeds from the sale of MBS classified as held-to-maturity (scheduled to mature within three months from sale date) during 1996 were $2.6 million. There was no gain or loss realized on this sale.

  The amortized cost and fair value of MBS classified as available-for-sale and held-to-maturity at December 31, 1998, categorized by remaining contractual maturity, are illustrated in the following table. Expected remaining maturities of MBS will generally differ from contractual maturities because borrowers may have the right to prepay obligations with or without penalties.

                                                    --------------------------------------
                                                              At December 31, 1998
                                                    --------------------------------------
                                                        Amortized                Fair
                                                          Cost                  Value
                                                    ---------------       ----------------
                                                             (Dollars in thousands)
Due in one year or less                                    $  1,915               $  1,911
Due after one year through five years                         2,227                  2,261
Due after five years through ten years                      143,267                143,221
Due after ten years                                         488,094                487,595
                                                    ---------------       ----------------
Total                                                       635,503                634,988
                                                    ===============       ================

Note 6.  Loans and Leases

  The following table illustrates the Company's loans and leases as of the dates indicated:

                                                    --------------------------------------
                                                                At December 31,
                                                    --------------------------------------
                                                          1998                   1997
                                                    ---------------        ---------------
                                                             (Dollars in thousands)
Mortgage loans:
  Residential
    Single-family (one to four units)                    $1,600,690             $  550,506
    Multi-family (five or more units)                     1,015,980              1,026,148
  Nonresidential                                            338,220                348,754
                                                    ---------------        ---------------
                                                          2,954,890              1,925,408
Motor vehicle loans                                         546,806                298,627
High loan-to-value home equity loans                        483,793                 67,092
Other consumer loans                                         92,766                 61,478
Commercial loans and leases                                 113,210                 54,120
                                                    ---------------        ---------------
Gross loans and leases                                    4,191,465              2,406,725

Net deferred origination fees and costs and advances         (4,331)                (1,054)
Premiums and discounts                                       49,540                  5,900
Allowance for loan and lease losses                         (45,405)               (38,458)
                                                    ---------------        ---------------
                                                               (196)               (33,612)
                                                    ---------------        ---------------
Total                                                    $4,191,269             $2,373,113
                                                    ===============        ===============

  The Company's loan classifications for financial reporting purposes differ from those for regulatory purposes. Loans are classified for financial reporting purposes based upon the purpose and primary source of repayment of the loans. Loans are classified for regulatory reporting purposes based upon the type of collateral securing the loans.

  During the first quarter of 1997, $253 million of BVC's motor vehicle loans were securitized and sold. The BVC motor vehicle loan portfolio was recorded at its fair value upon acquisition of BVC in 1996 assuming that such loans would be securitized and sold. As a result, the $925,000 gain recorded on the sale was related to the change in market interest rates between the acquisition date of BVC and the date of subsequent securitization and sale of the loans. At December 31, 1998 and 1997, BVC serviced $75.9 and $145.0 million of these motor vehicle loans, respectively. The Company discontinued the securitization of BVC's motor vehicle loans in conjunction with the announcement of the AFEH acquisition in May 1997.

  At December 31, 1998, 1997 and 1996, BVB serviced participating interests in loans sold of $475.1 million, $372.0 million and $412.4 million, respectively. At December 31, 1998 and 1997, the Company had outstanding recourse and subordination contingencies relating to principal balances of $54.1 million and $50.9 million, respectively, on sold mortgage loans.

  The Company has agreed to modifications of certain multi-family and nonresidential mortgage loans. The modifications have taken the form of interest rate concessions and/or payment concessions. Such loan modifications are considered troubled debt restructurings (see Note 1) and are entered into with the objective of maximizing the Company's long-term recovery of the investment in the loan when a borrower is experiencing financial difficulties. The Company has no commitments to lend additional funds to borrowers whose loans were so modified. In the aggregate, the Company's investment in troubled debt restructurings (excluding troubled debt restructurings classified as nonaccrual loans) was $777,000, $731,000 and $509,000 at December 31, 1998, 1997 and 1996,
respectively. Interest income with respect to these loans, under their original terms, as well as actual interest recognized, was not significant in 1998, 1997 or 1996.

  At December 31, 1998, 1997 and 1996, nonaccrual loans and leases totaled $14.7 million, $11.0 million and $16.1 million, respectively. Interest on nonaccrual loans and leases that was not recorded in income was $492,000, $209,000 and $735,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Actual interest recognized by the Company on these nonaccrual loans and leases was not significant in 1998, 1997 or 1996. At December 31, 1998, the Company had no commitments to lend additional funds to these borrowers.

  The average investment in loans and leases during 1998, 1997 and 1996 for which impairment was determined in accordance with SFAS 114 was $15.2 million, $13.9 million and $15.1 million, respectively. Impaired loans and leases consist of nonperforming loans and leases (see Note 1) and troubled debt restructurings, as illustrated in the following table as of the dates indicated:

                                              --------------------------------------------------------
                                                                   At December 31,
                                              --------------------------------------------------------
                                                     1998                1997                1996
                                              -----------------    ---------------     ---------------
                                                                (Dollars in thousands)

Nonperforming loans and leases                          $14,700            $10,991             $16,125
Troubled debt restructurings                                777                731                 509
                                              -----------------    ---------------     ---------------
Total                                                   $15,477            $11,722             $16,634
                                              =================    ===============     ===============

  The following table illustrates the changes in the Company's allowance for loan and lease losses as of and for the periods indicated:

                                                          -----------------------------------------------------------
                                                                      At And For The Year Ended December 31,
                                                          -----------------------------------------------------------
                                                                  1998                 1997                1996
                                                          -----------------    -----------------   ------------------
                                                                             (Dollars in thousands)

Balance at beginning of year                                       $ 38,458              $29,013              $30,014
Reserves related to entity and asset acquisitions                    11,374               14,162                2,860
Charge-offs:
  Real estate and other                                              (2,851)              (2,699)              (6,401)
  Consumer                                                          (15,387)              (4,057)                   -
  Commercial                                                           (828)              (1,685)                   -
                                                          -----------------    -----------------   ------------------
                                                                    (19,066)              (8,441)              (6,401)
Recoveries:
  Real estate and other                                               2,264                  706                  522
  Consumer                                                            3,085                  955                  120
  Commercial                                                            176                  111                    -
                                                          -----------------    -----------------   ------------------
                                                                      5,525                1,772                  642
                                                          -----------------    -----------------   ------------------
Net charge-offs                                                     (13,541)              (6,669)              (5,759)
Provision for loan and lease losses                                   9,114                1,952                1,898
                                                          -----------------    -----------------   ------------------
Balance at end of year                                             $ 45,405              $38,458              $29,013
                                                          =================    =================   ==================

Allowance for loan and lease losses:
  Real estate and other                                            $ 30,225              $29,026              $27,969
  Consumer                                                            9,136                3,240                1,044
  Commercial                                                          6,044                6,192                    -
                                                          -----------------    -----------------   ------------------
  Total                                                            $ 45,405              $38,458              $29,013
                                                          =================    ======================================

  An allowance for loan and lease losses was provided for all impaired loans and leases at December 31, 1998, 1997 and 1996. The portion of the total allowance for loan and lease losses that was attributable to impaired loans was $4.7 million, $1.7 million and $1.9 million at December 31, 1998, 1997 and 1996, respectively.

  At December 31, 1998 and 1997, mortgage loans aggregating $1.92 billion and $1.24 billion, respectively, were pledged as collateral for advances from the FHLBSF.

Note 7.  Premises and Equipment

  The following table illustrates the Company's premises and equipment as of the dates indicated:

                                             -----------------------------------
                                                        At December 31,
                                             -----------------------------------
                                                    1998                1997
                                             ---------------     ---------------
                                                    (Dollars in thousands)

Land                                                $  1,658            $    214
Buildings                                              2,515                 338
Capitalized leases                                     3,979               3,979
Leasehold improvements                                14,562               7,505
Furniture and equipment                               29,040              20,992
Other                                                  1,055               3,896
                                             ---------------     ---------------
                                                      52,809              36,924
Less:
Accumulated depreciation
  and amortization                                   (28,082)            (20,760)
                                             ---------------     ---------------
Total                                               $ 24,727            $ 16,164
                                             ===============     ===============

  In 1996, the Company recorded $500,000 in write-downs due to the sale of the Company's San Mateo, California corporate office complex. Also during 1996, the Company wrote off $1.2 million of computer hardware equipment as a result of new specifications relating to the Company's long-term information services technology agreement with an outside data processing vendor. Depreciation and amortization expense for the years ended December 31, 1998, 1997 and 1996 was $6.8 million, $3.0 million and $2.2 million, respectively.

Note 8.  Intangible Assets

  The following table illustrates the Company's intangible assets as of the dates indicated:

                                                   ----------------------------------------
                                                                At December 31,
                                                   ----------------------------------------
                                                          1998                   1997
                                                   -----------------     ------------------
                                                             (Dollars in thousands)

Core deposit premiums                                       $ 10,244                $ 1,758
Goodwill                                                     123,844                 27,749
                                                   -----------------     ------------------
Total                                                       $134,088                $29,507
                                                   =================     ==================

  Amortization expense for core deposit premiums was $3.7 million, $2.1 million and $2.0 million for the years ended December 31, 1998, 1997 and 1996, respectively.

  Amortization expense for goodwill was $7.7 million, $2.0 million and $581,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Note 9.  Deposits

  The following table illustrates the Company's deposits as of the dates indicated:

                                                  ---------------------------------------------------------------------------
                                                                               At December 31, 1998
                                                  ---------------------------------------------------------------------------
                                                                                      % of                   Weighted
                                                           Amount                     Total                Average Rate
                                                  ----------------------    ----------------------     ----------------------
                                                                             (Dollars in thousands)

Savings accounts                                              $  150,808                       4.6%                      2.02%
Checking accounts                                                373,619                      11.4                       0.94
Money market accounts                                          1,102,848                      33.8                       3.91
                                                  ----------------------    ----------------------     ----------------------
  Transaction accounts                                         1,627,275                      49.8                       3.15
Certificates of deposit                                        1,642,362                      50.2                       5.20
                                                  ----------------------    ----------------------     ----------------------
Total                                                         $3,269,637                     100.0%                      4.20%
                                                  ======================    ======================     ======================

                                                  ---------------------------------------------------------------------------
                                                                               At December 31, 1997
                                                  ---------------------------------------------------------------------------
                                                                                      % of                    Weighted
                                                           Amount                     Total                 Average Rate
                                                  ----------------------    ----------------------     ----------------------
                                                                             (Dollars in thousands)

Savings accounts                                              $  130,856                       7.8%                      2.28%
Checking accounts                                                116,114                       6.9                       0.68
Money market accounts                                            306,850                      18.3                       4.44
                                                  ----------------------    ----------------------     ----------------------
  Transaction accounts                                           553,820                      33.0                       2.97
Certificates of deposit                                        1,045,152                      62.3                       5.51
Brokered certificates of deposit                                  78,163                       4.7                       5.82
                                                  ----------------------    ----------------------     ----------------------
Total                                                         $1,677,135                     100.0%                      4.71%
                                                  ======================    ======================     ======================

  Noninterest-bearing deposits were $66.4 million and $27.2 million as of December 31, 1998 and 1997, respectively. The aggregate amount of certificates of deposit individually exceeding $100,000 totaled $391.3 million and $376.8 million at December 31, 1998 and 1997, respectively. Certificates of deposit outstanding at December 31, 1998 were scheduled to mature as follows:

                                                ---------------------
                                                      (Dollars in
                                                      thousands)
                                                ---------------------
1999                                                       $1,401,265
2000                                                          157,654
2001                                                           49,627
2002                                                           28,204
2003                                                            4,098
Thereafter                                                      1,514
                                                ---------------------
Total                                                      $1,642,362
                                                =====================

  The following table illustrates interest expense on deposits, by deposit type, for the periods indicated:

                                              --------------------------------------------------------------
                                                                  Year Ended December 31,
                                              --------------------------------------------------------------
                                                      1998                   1997                  1996
                                              ------------------      -----------------      ---------------
                                                                   (Dollars in thousands)

Savings accounts                                        $  2,411                $ 3,667             $  5,335
Checking and money market accounts                        67,397                  9,050                6,095
Certificates of deposit                                   79,848                 60,470               73,429
Thrift certificates                                            -                  3,297               15,366
                                              ------------------      -----------------      ---------------
Total                                                   $149,656                $76,484             $100,225
                                              ==================      =================      ===============

Note 10.  Advances from the Federal Home Loan Bank of San Francisco

  The following table illustrates outstanding advances from the FHLBSF, by maturity and rate, as of the dates indicated:

                                  ---------------------------------------------------------------------------------------
                                                                                              Weighted Average
                                               Principal Amounts                               Interest Rates
                                  ------------------------------------------    -----------------------------------------
                                           1998                   1997                  1998                   1997
                                  --------------------    ------------------    ------------------     ------------------
                                                                   (Dollars in thousands)

1998                                                 -            $  985,270                     -                   5.88%
1999                                        $  729,100                65,000                  5.07%                  6.14
2000                                           279,400                20,000                  4.93                   5.89
2001                                           190,400                40,000                  5.75                   7.27
2002                                            24,400                     -                  4.83                      -
2003                                           300,000                     -                  5.02                      -
Thereafter                                     130,000                     -                  5.40                      -
                                  --------------------    ------------------    ------------------     ------------------
Total                                       $1,653,300            $1,110,270                  5.16%                  5.94%
                                  ====================    ==================    ==================     ==================

  FHLBSF advances at December 31, 1998 included $20 million of variable-rate advances. These advances mature in the year 2001 and reset semi-annually based on the 6-month London Interbank Offered Rate ("LIBOR"). FHLBSF advances were collateralized by loans and MBS totaling $2.5 billion and $1.7 billion at December 31, 1998 and 1997, respectively.

  BVB is a member of the Federal Home Loan Bank System. As a member, BVB is required to purchase stock in the FHLBSF at an amount equal to the greater of 1% of BVB's residential mortgage loans or 5% of outstanding FHLBSF advances. The stock is purchased at par value ($100 per share) and shares of stock held in excess of the minimum requirement may be sold back to the FHLBSF at par value. BVB records its investment in FHLBSF stock at cost (par value). At December 31, 1998, BVB's investment in FHLBSF stock was $90.9 million and its minimum required investment was $82.7 million. The stock is pledged as collateral for advances from the FHLBSF. The FHLBSF generally declares quarterly stock dividends. The amount of FHLBSF dividends recorded in income during the years ended December 31, 1998, 1997 and 1996 was $4.9 million, $3.4 million and $2.5 million, respectively.

Note 11.  Securities Sold Under Agreements to Repurchase

  Securities sold under agreements to repurchase ("reverse repurchase agreements") are effectively borrowings secured by the Company's portfolio of MBS. The securities sold under the terms of these agreements are safekept for the Company by the registered primary securities dealers who arrange the transactions. Borrowings under reverse repurchase agreements outstanding at December 31, 1998 and 1997 were $25.3 million and $90.1 million, respectively.

The weighted average interest rate on reverse repurchase agreements outstanding at December 31, 1998 and 1997 was 5.37% and 5.76%, respectively.

  All of the Company's borrowings under reverse repurchase agreements have maturities of one year or less and were collateralized by MBS with a par value of $26.7 million and $93.6 million at December 31, 1998 and 1997, respectively. The contractually required market values of the collateral pledged against these borrowings may range up to 106% of the borrowings. The market value of the MBS collateralizing such borrowings at December 31, 1998 and 1997 was $27.3 million and $95.5 million, respectively.

Note 12.  Notes and Debentures

  On August 28, 1997, the Company issued $100 million in Subordinated Notes (the "Notes") registered under the Securities Act of 1933, as amended (the "Securities Act"). The Notes are unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness, as defined, of the Company. The Notes mature on August 15, 2007, with a call provision upon a change of control or upon the occurrence of certain other events, at the option of the Company. The issuance has a stated coupon of 9.125% and yields 9.225%. The all-in cost of the Notes was 9.62%. A portion of the proceeds was used to partially finance the acquisition of AFEH. Interest expense on the Notes was $9.6 million and $3.2 million for the years ended December 31, 1998 and 1997, respectively.

  On May 28, 1996, the Company issued $50 million in Senior Debentures with a stated coupon of 8.42%, which were not registered under the Securities Act, in a private placement under Section 4(2) of the Securities Act. A portion of the proceeds was used to partially finance the acquisition of BVC. The Senior Debentures, which had an all-in cost of 8.91%, are due June 1, 1999. In conjunction with the acquisition of AFEH, the Company negotiated covenant modifications with the Senior Debenture holders during 1997 to allow the repurchase of additional shares of common stock in exchange for a payment to the Senior Debenture holders of approximately $1.1 million. Interest expense on the Senior Debentures was $4.5 million for each of the years ended December 31, 1998 and 1997.


Note 13. Capital Securities

  On December 21, 1998, the Company issued $90 million in 9.76% Capital Securities (the "Securities") through Bay View Capital I (the "Trust"). The Securities, which were sold in a public underwritten offering, pay quarterly cumulative cash distributions at an annual rate of 9.76% of the liquidation value of $25 per share. The Securities represent undivided beneficial interests in the Trust, which was established by the Company for the purpose of issuing the Securities. The Company owns all of the issued and outstanding common securities of the Trust. Proceeds from the offering and from the issuance of common securities were invested by the Trust in 9.76% Junior Subordinated Deferrable Interest Debentures due December 31, 2028 issued by the Company (the "Junior Debentures") with an aggregate principal amount of $92.8 million. The primary asset of the Trust is the Junior Debentures. The obligations of the Trust with respect to the Securities are fully and unconditionally guaranteed by the Company, to the extent provided in the Guarantee Agreement with respect to the Securities. The Company may use $50 million of the proceeds to repay its Senior Debentures upon their maturity in June 1999 and the balance for general corporate purposes. The all-in cost of the Securities was 9.95%. The Securities have the added benefit of qualifying as Tier 1 capital for regulatory reporting purposes. Dividend expense on the Securities was $244,000 for the year ended December 31, 1998.

Note 14.  Income Taxes

The following table illustrates the Company's consolidated income tax expense for the periods indicated:

                                      ---------------------------------------------------------------------------
                                                              Year Ended December 31, 1998
                                      ---------------------------------------------------------------------------
                                               Federal                    State                     Total
                                      -----------------------    ----------------------    ----------------------
                                                                 (Dollars in thousands)

Current provision                                     $ 1,393                    $  812                   $ 2,205
Deferred provision                                     15,064                     3,946                    19,010
                                      -----------------------    ----------------------    ----------------------
Total income tax expense                              $16,457                    $4,758                   $21,215
                                      =======================    ======================    ======================
                                      ---------------------------------------------------------------------------
                                                              Year Ended December 31, 1997
                                      ---------------------------------------------------------------------------

Current provision                                     $ 4,940                    $1,294                   $ 6,234
Deferred provision                                      2,277                       734                     3,011
                                      -----------------------    ----------------------    ----------------------
Total income tax expense                              $ 7,217                    $2,028                   $ 9,245
                                      =======================    ======================    ======================
                                      ---------------------------------------------------------------------------
                                                              Year Ended December 31, 1996
                                      ---------------------------------------------------------------------------

Current provision                                     $ 3,007                    $  352                   $ 3,359
Deferred provision                                      3,046                     1,872                     4,918
                                      -----------------------    ----------------------    ----------------------
Total income tax expense                              $ 6,053                    $2,224                   $ 8,277
                                      =======================    ======================    ======================

  The following table illustrates the reconciliation between the federal statutory income tax rate and the effective income tax rate for the periods indicated:

                                                      ----------------------------------------------------------------------
                                                                               Year Ended December 31,
                                                      ----------------------------------------------------------------------
                                                               1998                     1997                     1996
                                                      --------------------     --------------------     --------------------
Federal statutory income tax rate                                     35.0%                    35.0%                    35.0%
Amortization of goodwill                                               6.1                      3.0                      1.0
State income tax rate, net of federal tax benefit                      7.0                      5.7                     12.7
Other, net                                                             0.2                     (4.0)                    (5.7)
                                                      --------------------     --------------------     --------------------
Effective income tax rate                                             48.3%                    39.7%                    43.0%
                                                      ====================     ====================     ====================

  The Company's stockholders' equity included a tax benefit of $1.2 million and $1.4 million for the years ended December 31, 1998 and 1997, respectively, associated with the exercise of stock options.

  The following table illustrates the components of net deferred tax assets as of the dates indicated:

                                                                ---------------------------------------
                                                                             At December 31,
                                                                ---------------------------------------
                                                                        1998                  1997
                                                                -----------------     -----------------
                                                                         (Dollars in thousands)
Deferred tax assets:
  Net operating loss carryforwards                                       $ 72,586              $  1,128
  Provision for loan and lease losses                                      20,328                13,196
  Other accrued expenses not deducted for tax purposes                      2,703                     -
  Alternative minimum tax credit carryforwards                              2,234                     -
  State income taxes                                                          981                 1,709
  Capitalized leases                                                          883                   880
  Mark-to-market adjustment on loans                                          672                     -
  Intangible assets                                                           538                 4,584
  Unrealized loss on securities available-for-sale                            136                    57
  Real estate joint ventures                                                  135                   255
  Book depreciation in excess of tax depreciation                               -                   617
  Other                                                                       117                 1,482
                                                                -----------------     -----------------
Gross deferred tax assets                                                 101,313                23,908
Valuation allowance                                                        (3,985)               (1,128)
                                                                -----------------     -----------------

Net deferred tax assets                                                    97,328                22,780

Deferred tax liabilities:
  FHLBSF stock dividends                                                  (11,067)               (8,316)
  Tax depreciation in excess of book depreciation                          (7,941)                    -
  Excess over base year reserves                                           (7,828)                 (794)
  Loan fees                                                                (5,581)               (6,029)
  Loan premiums                                                            (1,813)                 (177)
  Unrealized gain on loans held-for-sale                                        -                (2,099)
  Other                                                                       (38)               (1,029)
                                                                -----------------     -----------------
Gross deferred tax liabilities                                            (34,268)              (18,444)
                                                                -----------------     -----------------
Net deferred tax asset                                                   $ 63,060              $  4,336
                                                                =================     =================

  In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," a deferred tax liability has not been recognized for the bad debt reserves of the Company which arose in the tax years which began prior to January 1, 1988. At December 31, 1998 and 1997, the amount of these reserves was approximately $12.4 million. The amount of unrecognized deferred tax liability for these reserves at December 31, 1998 and 1997 was approximately $4.3 million. The deferred tax liability could potentially be recognized by the Company in the future if there is a change in federal tax law, certain distributions are made with respect to the stock of BVB, the bad debt reserves are used for any purpose other than absorbing bad debt losses, or BVB ceases to be a bank as defined in the Internal Revenue Code.

  During 1996, the Company and the Internal Revenue Service reached a final agreement to resolve certain disputed issues related to the taxable years 1987 through 1989. The principal disputed issues related to various savings and loan industry tax issues for which the Company had previously provided deferred taxes. During 1997, the Company realized the benefit resulting from the finalization of these tax audits as well the benefit of enterprise zone interest exclusions for previous years.

  The acquisition of BVCFG during 1997 increased net deferred tax assets by $4.8 million. The acquisition of AFEH during 1998 increased net deferred tax assets by $77.6 million.

  The federal net operating loss ("NOL") carryforwards from the acquisition of BVCFG are $1.8 million and will expire in the year 2011. The federal and state NOL carryforwards from the acquisition of AFEH are $183.2 million and $34.3 million, respectively. The AFEH-related NOL's expire in various years from 2000 through 2006. During 1998, a federal NOL was created of approximately $12.8 million that will expire in the year 2018.

  A valuation allowance on deferred tax assets is recorded if it is more likely than not that some portion or all of the deferred tax assets will not be realized through recovery of taxes previously paid and/or future taxable income. The allowance is subject to ongoing adjustments based on changes in circumstances that affect the Company's assessment of the realizability of the deferred tax assets. The Company has reviewed its deferred tax assets as of December 31, 1998 and 1997, respectively. Based on this review, a valuation allowance of $4.0 million and $1.1 million at December 31, 1998 and 1997, respectively, was established to reduce the deferred tax assets to that amount which is more likely than not to be realized.

Note 15.  Stockholders' Equity and Regulatory Capital Requirements

  Federal legislation to recapitalize and fully fund the Savings Association Insurance Fund ("SAIF") was signed into law on September 30, 1996. Deposits for BVB were SAIF-insured during 1996, and as a result of the legislation, BVB was required to pay a one-time special assessment of $11.7 million pre-tax ($6.7 million after-tax or $0.485 per share). The legislation had no direct effect on BVC, as its deposits were insured under the Bank Insurance Fund.

  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, BVB must meet specific capital guidelines that involve quantitative measures of BVB's assets, liabilities and certain off-balance sheet items as calculated in accordance with GAAP and regulatory capital guidelines. BVB's capital amounts and classifications are also subject to qualitative judgments by the regulators about interest rate risk components, asset and off-balance sheet risk weightings and other factors. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material impact on the Company's financial condition and results of operations.

  Office of Thrift Supervision ("OTS") regulations provide definitions of regulatory capital (e.g., tangible capital, core capital and risk-based capital) and the methods of calculating each type of capital. The Company's tangible capital requirement is 1.5% of tangible assets. The core capital requirement is 4.0% of adjusted total assets, as defined. The risk-based capital requirement is 8.0% of risk-weighted assets, including off-balance sheet items. BVB's fully phased-in regulatory capital exceeded the minimum requirements of each regulatory capital standard in effect at December 31, 1998 and 1997 as illustrated in the following tables:

                        ----------------------------------------------------------------------------------------------------------
                                                                    At December 31, 1998
                        ----------------------------------------------------------------------------------------------------------
                                      Actual                          Minimum Required                          Excess
                        --------------------------------     --------------------------------     --------------------------------
                             Amount             Ratio             Amount             Ratio             Amount             Ratio
                        --------------    --------------     --------------    --------------     --------------    --------------
                                                                   (Dollars in thousands)

Tangible                      $344,509              6.36%          $ 81,241              1.50%          $263,268              4.86%
Core (Leverage)               $345,211              6.37%          $216,454              4.00%          $128,757              2.37%
Risk-based                    $389,250             10.42%          $298,798              8.00%          $ 90,452              2.42%

                        ----------------------------------------------------------------------------------------------------------
                                                                    At December 31, 1997
                        ----------------------------------------------------------------------------------------------------------
                                      Actual                          Minimum Required                          Excess
                        --------------------------------     --------------------------------     --------------------------------
                             Amount             Ratio             Amount             Ratio             Amount             Ratio
                        --------------    --------------     --------------    --------------     --------------    --------------
                                                                   (Dollars in thousands)

Tangible                      $202,194              6.33%          $ 47,932              1.50%          $154,262              4.83%
Core (Leverage)               $203,308              6.36%          $127,863              4.00%          $ 75,445              2.36%
Risk-based                    $228,532             10.87%          $168,163              8.00%          $ 60,369              2.87%

  The following table illustrates the reconciliation of BVB's capital under GAAP with its regulatory capital at December 31, 1998:

                                                 -------------------------------------------------------------------
                                                                          At December 31, 1998
                                                 -------------------------------------------------------------------
                                                        Tangible                  Core                 Risk-based
                                                 -------------------     -------------------     -------------------
                                                                        (Dollars in thousands)

BVB stockholder's equity (GAAP)                            $ 468,760               $ 468,760               $ 468,760
  Increase (decrease):
  Unrealized loss on securities available-for-sale,
    net of tax benefit                                             8                       8                       8
  Core deposit premiums                                      (10,244)                 (9,542)                 (9,542)
  Goodwill                                                  (104,237)               (104,237)               (104,237)
  Disallowed servicing and tax assets                         (9,778)                 (9,778)                 (9,778)
  Nonqualifying equity investments                                 -                       -                    (929)
  Qualifying allowance for loan and lease losses                   -                       -                  44,968
                                                 -------------------     -------------------     -------------------
BVB regulatory capital                                     $ 344,509               $ 345,211               $ 389,250
                                                 ===================     ===================     ===================

  The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires each federal banking agency to implement prompt corrective actions for undercapitalized institutions that it regulates. In response to this requirement, the OTS adopted final rules, effective December 19, 1992, based on FDICIA's five capital tiers: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

  The regulations provide that a savings institution is well-capitalized if its total risk-based capital ratio is 10% or greater, its tier 1 risk-based capital ratio is 6% or greater, its tier 1 leverage ratio is 5% or greater, and the institution is not subject to a capital directive. As used herein, total risk-based capital ratio means the ratio of total risk-based capital to risk-weighted assets, including off-balance sheet items, tier 1 capital ratio means the ratio of core capital to risk-weighted assets, including off-balance sheet items, and tier 1 leverage ratio means the ratio of core capital to adjusted total assets, in each case as calculated in accordance with current OTS capital regulations. As of December 31, 1998 and 1997, the most recent notification from the OTS categorized BVB as well-capitalized. There are no conditions or events since that notification that management believes have changed BVB's well-capitalized categorization.

  Under capital guidelines enacted by FDICIA, BVB met the criteria for the well-capitalized standard as illustrated in the following tables as of the dates indicated:

                     -----------------------------------------------------------------------------------------------------------
                                                                  At December 31, 1998
                     -----------------------------------------------------------------------------------------------------------
                                                                    Well-Capitalized
                                    Actual                             Requirement                            Excess
                     ---------------------------------     --------------------------------     --------------------------------
                          Amount              Ratio             Amount             Ratio             Amount             Ratio
                     --------------     --------------     --------------    --------------     --------------    --------------
                                                                (Dollars in thousands)

Tier 1 leverage            $345,211               6.37%          $270,768              5.00%          $ 74,443              1.37%
Tier 1 risk-based          $345,211               9.24%          $224,098              6.00%          $121,113              3.24%
Total risk-based           $389,250              10.42%          $373,497             10.00%          $ 15,753              0.42%

                     ----------------------------------------------------------------------------------------------------------
                                                                 At December 31, 1997
                     ----------------------------------------------------------------------------------------------------------
                                                                   Well-Capitalized
                                   Actual                             Requirement                            Excess
                     --------------------------------     --------------------------------     --------------------------------
                          Amount             Ratio             Amount             Ratio             Amount             Ratio
                     --------------    --------------     --------------    --------------     --------------    --------------
                                                         (Dollars in thousands)
Tier 1 leverage            $203,308              6.36%          $159,830              5.00%           $43,478              1.36%
Tier 1 risk-based          $203,308              9.67%          $126,122              6.00%           $77,186              3.67%
Total risk-based           $228,532             10.87%          $210,204             10.00%           $18,328              0.87%

  The OTS has adopted rules incorporating an interest rate risk component of the capital adequacy guidelines for institutions with a greater than "normal" level of interest rate risk exposure, as defined. As of December 31, 1998, BVB was not subject to an interest rate risk component for capital measurement purposes.

  The Company is a legal entity separate and distinct from BVB. The Company's principal source of funds on an unconsolidated basis is expected dividends from its wholly owned subsidiaries. Dividends declared by BVB to the Company were $87.0 million in 1998, $13.0 million in 1997 and $0 in 1996. There are various statutory and regulatory restrictions on the extent to which BVB may pay dividends to, make investments in or loans to, or otherwise supply funds to the Company. Based on the current financial status of BVB, the Company believes that such restrictions will not impair BVB's ability to continue to pay dividends to the Company.

Note 16.  Stock Repurchase Program

  During 1995, the Company's Board of Directors authorized the repurchase of up to 1,200,000 shares of the Company's common stock. This authorization was subsequently increased in 1996 to a total of 1,600,000 shares. As of December 31, 1996, the Company had completed its share repurchases by repurchasing 1,600,000 shares of its common stock at an average price of $15.99 per share.

  In January 1997, the Company's Board of Directors authorized the repurchase of $25 million in shares of the Company's common stock and in May 1997, an additional $25 million was authorized. During 1997, the Company repurchased $39.8 million in shares representing 1,399,000 shares of its common stock at an average price of $28.48 per share. In December 1997, the Company's Board of Directors rescinded the remaining share repurchase authorization. In January 1998, the Company's treasury shares were reissued in conjunction with the acquisition of AFEH.

  In August 1998, the Company's Board of Directors authorized the repurchase of up to $50 million in shares of the Company's common stock. During 1998, the Company repurchased $24.1 million in shares representing 1,196,500 shares of its common stock at an average price of $20.11 per share. At December 31, 1998, the Company had approximately $25.9 million in remaining authorization available for future share repurchases.

Note 17.  Stock Options

  As of December 31, 1998, the Company had five stock option plans: the "Amended and Restated 1986 Stock Option and Incentive Plan," the "Amended and Restated 1995 Stock Option and Incentive Plan," the "Amended and Restated 1989 Non-Employee Director Stock Option and Incentive Plan," the "1998-2000 Performance Stock Plan," and the "1998 Non-Employee Director Stock Option and Incentive Plan," which authorize the issuance of up to 1,759,430, 2,000,000, 550,000, 400,000, and 200,000 shares of common stock, respectively. The plans provide for the grant of a variety of long-term incentive awards to directors, officers and employees as a means of enhancing and encouraging the recruitment and retention of those individuals on whom the continued success of the Company most depends. The exercise price for the purchase of shares subject to a stock option at the date of grant generally may not be less than 100% of the market value of the shares covered by the option on that date and the options generally vest over periods ranging from 6 months to 3 years.

   The following table illustrates the stock options available for grant as of December 31, 1998:

                             -----------------     ---------------     ---------------     ---------------    --------------
                                                                          1989 Non-                                1998
                                                      1995 Stock           Employee                            Non-Employee
                                  1986 Stock          Option and        Director Stock        1998-2000       Director Stock
                                  Option and          Incentive           Option and         Performance        Option and
                                Incentive Plan           Plan           Incentive Plan       Stock Plan       Incentive Plan
                             -----------------     ---------------     ---------------     ---------------    --------------
Shares reserved for issuance         1,759,430           2,000,000             550,000             400,000            200,000
Granted                             (2,048,816)         (1,898,000)           (570,000)                  -                  -
Forfeited                              290,574             159,599              20,000                   -                  -
Expired                                 (1,188)                  -                   -                   -                  -
Total available for grant                    0             261,599                   0             400,000            200,000
                             =================     ===============     ===============     ===============     ==============

                                 Total
                             -----------
Shares reserved for issuance   4,909,430
Granted                       (4,516,816)
Forfeited                        470,173
Expired                           (1,188)
Total available for grant        861,599
                             ===========

  At December 31, 1998, the Company had outstanding options under the plans with expiration dates ranging from the year 2000 through 2008, as illustrated in following table:


                                         ---------------------------------------------------------------------------------
                                                   Number of                 Exercise Price               Weighted
                                                 Option Shares                   Range                 Average Price
                                         ------------------------      -----------------------     -----------------------
Outstanding at January 1, 1996                        977,094                 $ 6.97-13.31                  $10.51
Granted                                               424,000                  13.47-18.87                   16.01
Exercised                                            (202,204)                  6.97-12.50                    9.20
Forfeited                                             (44,000)                 12.50-12.81                   12.78
                                         ------------------------      -----------------------     -----------------------
Outstanding at December 31, 1996                    1,154,890                   7.28-18.87                   12.67
Granted                                               901,000                   6.97-34.41                   28.71
Exercised                                            (118,990)                  6.97-17.50                   10.15
Forfeited                                            (178,500)                  6.97-28.44                   26.13
                                         ------------------------      -----------------------     -----------------------
Outstanding at December 31, 1997                    1,758,400                   7.88-34.41                   19.70
Granted                                               629,000                  17.94-35.20                   25.17
Exercised                                            (160,101)                  7.88-28.44                   12.17
Forfeited                                             (81,599)                  8.69-35.20                   28.11
                                         ------------------------      -----------------------     -----------------------
Outstanding at December 31, 1998                    2,145,700                 $ 7.88-35.20                  $21.55
                                         ========================      =======================     =======================
Exercisable  at December 31, 1998                   1,047,507                 $ 7.88-35.20                  $17.31
                                         ========================      =======================     =======================

  The following table illustrates information about stock options outstanding at December 31, 1998:

                    ---------------------------------------------------------------------------------------------------------
                                             Outstanding                                            Exercisable
                    ------------------------------------------------------------    -----------------------------------------
                                          Weighted Average     Weighted Average
    Range of             Number            Remaining Life       Exercise Price             Number            Weighted Average
Exercise Prices        Outstanding           (in years)                                  Exercisable          Exercise Price
----------------    -----------------    ------------------    -----------------    -------------------    --------------------
$   7.88 - 15.63              719,000                  5.92               $12.51                643,000                  $12.14
$  16.56 - 27.56              742,700                  8.69               $20.73                245,653                  $21.45
$  27.63 - 35.20              684,000                  9.02               $31.93                158,854                  $31.85
                    -----------------    ------------------    -----------------    -------------------    --------------------
$   7.88 - 35.20            2,145,700                  7.87               $21.55              1,047,507                  $17.31
                    =================    ==================    =================    ===================    ====================

Statement of Financial Accounting Standards No. 123 Pro Forma Disclosure

  The Company adopted SFAS 123 effective January 1, 1996, but continues to account for employee and director stock-based compensation plans under the intrinsic value method prescribed by APB 25. SFAS 123 requires that stock-based compensation to parties other than employees and directors be accounted for under the fair value method. Accordingly, no compensation cost has been recognized for the Company's stock option awards to employees and directors in 1998, 1997 and 1996. The weighted-average fair values of options granted to employees and directors were $25.17, $28.71 and $16.01 per share in 1998, 1997 and 1996, respectively. Had compensation cost related to the Company's stock option awards to employees and directors been determined under the fair value method prescribed under SFAS 123, the Company's net income and earnings per share would have been the pro forma amounts illustrated in the table below for the periods indicated:

                                                            -----------------------------------------------------------------
                                                                                  Year Ended December 31,
                                                            -----------------------------------------------------------------
                                                                    1998                    1997                   1996
                                                            -------------------     ------------------     ------------------
                                                                     (Dollars in thousands, except per share amounts)
Net income:
  Actual                                                           $22,719                $14,021                $10,969
  Pro forma                                                        $20,557                $12,866                $10,255

Net income per share:
  Actual basic earnings per share                                  $  1.13                $  1.09                $  0.80
  Pro forma basic earnings per share                               $  1.03                $  1.00                $  0.75

  Actual diluted earnings per share                                $  1.12                $  1.06                $  0.79
  Pro forma diluted earnings per share                             $  1.01                $  0.98                $  0.74

  The fair value of options granted was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                            -------------------------------------------------------------------
                                                                                   Year Ended December 31,
                                                            -------------------------------------------------------------------
                                                                     1998                    1997                    1996
                                                            -------------------      ------------------      ------------------
Dividend yield                                                             1.48%                   1.25%                   2.00%
Expected volatility of the Company's common stock /(1)/                      32%                     31%                     30%
Expected risk-free interest rate /(1)/                                     4.54%                   5.67%                   5.21%
Expected life of options in years                                          5.37                    5.10                    4.84

/(1)/ The expected volatility of the Company's common stock and the expected risk-free interest rate were calculated using a term commensurate with the expected life of the options.

Note 18.  Employee Benefit Plans

  The Company has a 401(k) thrift plan under which an employee with three or more months of service may contribute from 2% to 15% of base salary to the plan. The amount of base salary deferred is not subject to federal or state income taxes at the time of deferral. After one year of service, the Company will match an employee's contribution up to 100% of the first 6% of the employee's base salary, depending on the employee's length of service. The Company's contribution for the years ended December 31, 1998, 1997 and 1996 was $2.1 million, $1.4 million and $435,000, respectively.

  Effective December 31, 1995, the Company modified its non-qualified defined benefit retirement plan for non-employee members of its Board of Directors and terminated its non-qualified supplemental retirement plan for executive officers (collectively, the "Plans"). As of December 31, 1998, the Company had a $1.1 million liability to certain non-employee members of its Board of Directors payable in 66,114 shares of the Company's common stock in satisfaction of the non-qualified defined benefit retirement plan liability. Such shares were repurchased in the market and are held in treasury and restricted as to re-issuance until paid out. The liability is included in additional paid-in capital. As of December 31, 1998, the Company had a $1.8 million liability to certain current and retired executive officers (relating to the remaining benefits owed pursuant to the terminated non-qualified supplemental retirement plan for executive officers) recorded as other liabilities.

  The Company has an Employee Stock Ownership Plan ("ESOP") covering all regular full-time and part-time employees who have completed one year of service. ESOP plan participants become 100% vested in their allocated balances upon the completion of three years of service. In 1989, the Company borrowed $6.0 million from a financial institution which it in turn lent to the ESOP to purchase shares of the Company's common stock in the open market. At December 31, 1998 and 1997, the ESOP held 439,077 and 449,853 shares, respectively, of the Company's common stock. All shares of common stock held by the ESOP are treated as outstanding shares in both the Company's basic and diluted EPS computations. The interest rate paid by the Company on the ESOP debt is based on 90% of the prime rate. Total interest expense incurred by the ESOP plan on its debt was $290,000, $316,000 and $362,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The interest expense recorded by the Company was $176,000, $224,000 and $289,000 for the years ended December 31, 1998, 1997 and 1996, respectively. ESOP-related compensation expense recorded by the Company was $908,000, $421,000 and $386,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The Company makes periodic contributions to the ESOP primarily to enable the ESOP to pay principal, interest expense and administrative costs not covered by cash dividends received by the ESOP on its unallocated shares of the Company's common stock. Contributions from the Company to the ESOP on a cash basis totaled $639,000 for 1998, $649,000 for 1997 and $674,000 for 1996.

  The Company assumed the liability associated with a qualified, noncontributory defined benefit retirement plan in conjunction with its acquisition of AFEH covering substantially all of AFEH's former employees. AFEH had previously frozen the benefits provided under the plan effective January 1, 1994. Prior to that date, the benefits were based on the average of each eligible employee's highest five consecutive annual salaries in the ten years preceding age 65, or the employee's termination date, if earlier.

  Due to the plan's frozen status, no additional benefits were accrued in the plan after January 1, 1994. All plan participants became fully vested in their accrued benefits on this date. The Company may elect to terminate the frozen plan at some point in the future according to its rights under the plan. The plan assets consist primarily of a well-diversified portfolio of equities and fixed income securities. It is the policy of the Company to fund the minimum amount required.

   The following table illustrates the change in the plan's projected benefit obligation for the year ended December 31, 1998:

                                                                      --------------------
                                                                            (Dollars in
                                                                            thousands)
                                                                      --------------------
Projected benefit obligation at beginning of year                                  $ 7,643
Interest cost                                                                          459
Actuarial gain                                                                        (297)
Changes in assumptions                                                                  36
Benefits paid                                                                       (1,683)
                                                                      --------------------
Projected benefit obligation at end of year                                        $ 6,158
                                                                      ====================

   The following table illustrates the change in the plan assets for the year ended December 31, 1998:

                                                                      --------------------
                                                                            (Dollars in
                                                                            thousands)
                                                                      --------------------
Plan assets at beginning of year                                                   $ 6,949
Actual return on plan assets                                                           717
Benefits paid                                                                       (1,683)
                                                                      --------------------
Plan assets at end of year                                                         $ 5,983
                                                                      ====================

  The following table illustrates the plan's funded status and amounts recognized in the Company's consolidated statement of financial condition at December 31, 1998:

                                                                            (Dollars in
                                                                            thousands)
                                                                      --------------------
Projected benefit obligation                                                        $6,158
Fair value of plan assets                                                            5,983
                                                                      --------------------
Projected benefit obligation in excess of plan assets                                 (175)
Unrecognized gain from past experience different than originally
  assumed and from effects of changes in assumptions                                  (485)
Recognition of a portion of unrecognized gain                                           92
                                                                      --------------------
Total accrued benefit liability                                                     $ (568)
                                                                      ====================

Weighted average discount rate                                                        6.75%
                                                                      ====================
Expected long-term rate of return on assets                                           6.00%
                                                                      ====================

   Throughout the 1998 plan year, $1.5 million in benefit payments were distributed to plan participants. As the benefit payments were in excess of 15% of the plan's accumulated benefit obligation, the payments were considered a settlement of plan liabilities under Statement of Financial Accounting Standards No. 88 "Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." The result was an immediate recognition of a corresponding portion of the associated unrecognized gain.

   The following table illustrates components of net periodic pension benefit for the year ended December 31, 1998:

                                                          ------------------
                                                               (Dollars in
                                                               thousands)
                                                          ------------------
Interest cost on projected benefit obligation                          $ 458
Assumed return on plan assets                                           (492)
Net amortization of unrecognized gain                                    (92)
                                                          ------------------
Net periodic pension benefit                                           $(126)
                                                          ==================

Note 19.  Derivative Financial Instruments

  In the normal course of business, the Company uses derivative financial instruments with off-balance sheet risk to reduce its exposure to changes in interest rates. During 1998 and 1997, derivative financial instruments used by the Company included interest rate exchange agreements, forward sales of securities and Treasury rate lock agreements. These derivative financial instruments also involve, to varying degrees, elements of credit risk. Credit risk is defined as the possibility of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract.

Interest Rate Exchange Agreements

  At December 31, 1998 and 1997, the Company was a party to interest rate exchange agreements with a notional principal amount of $365.5 million and $449.3 million, respectively. The following tables illustrate the maturities and weighted-average interest rates for swaps outstanding as of December 31, 1998 and 1997. The information is based on interest rates at December 31, 1998 and 1997. To the extent that rates change, variable interest rate information will change.

                                  ----------------------------------------------------------------------------------------
                                                             Maturities of Derivatives Instruments
                                                                     At December 31, 1998
                                  ----------------------------------------------------------------------------------------
                                      1999          2000         2001      2002        2003     Thereafter       Total
                                  ----------   -----------   ----------   ------   ----------   ------------   -----------
                                                                    (Dollars in thousands)
Pay fixed generic swaps:
Notional amount                      $34,000      $100,000      $79,000     $  -      $50,000       $102,500      $365,500
Weighted-average receive rate                                                  -
  (3-month LIBOR)                       5.46%         5.40%        5.43%                 5.41%          5.40%         5.41%
Weighted-average pay rate (fixed)       6.75%         6.10%        6.81%       -         6.94%          6.06%         6.42%

                                  ----------------------------------------------------------------------------------------
                                                           Maturities of Derivatives Instruments
                                                                    At December 31, 1997
                                  ----------------------------------------------------------------------------------------
                                     1998          1999          2000      2001       2002       Thereafter       Total
                                  ----------   -----------   ----------   ------   ----------   ------------   -----------
                                                                  (Dollars in thousands)
Pay fixed generic swaps:
Notional amount                     $   -      $67,750      $100,000      $104,000     $  -       $177,500      $449,250
Weighted-average receive rate           -                                                 -
  (3-month LIBOR)                                 6.19%         5.74%         5.78%                   5.76%         5.83%
Weighted-average pay rate (fixed)       -         6.31%         6.10%         6.72%       -           6.41%         6.40%

  The Company's outstanding interest rate swaps at December 31, 1998 and 1997 were collateralized by MBS with total par value of $10.7 million and $9.1 million, respectively. The effect of interest rate swaps for the years ended December 31, 1998, 1997 and 1996 was to increase interest expense by $2.4 million, $2.8 million and $2.6 million, respectively.

Forward Sale of MBS

  In the past, the Company has selected forward sale contracts of MBS to hedge portfolios of mortgage loans because of their historical effectiveness as a hedge. In connection with the market and interest rate volatility experienced during the third quarter of 1998, the correlation between the outstanding forward sale contracts and the underlying portfolio of assets was disrupted, triggering the settlement of the forward sale contracts and resulting in a $940,000 recognized loss for the year ended December 31, 1998. There were no forward sale contracts in effect at December 31, 1998.

Hedging Issuance of Subordinated Debt

  During 1997, the Company entered into $105 million of Treasury rate lock agreements to hedge the anticipated issuance of $100 million in Subordinated Notes. These agreements guaranteed a stated rate of interest for a stated period of time and the Company paid the difference between the lock rate and the effective Treasury rate on the settlement date. In conjunction with the Treasury rate lock agreements, approximately $307,000 was deferred and is being recognized as an adjustment to net interest expense over the life of the Notes.

Note 20.  Commitments and Contingencies

Banking Center Premises

  In 1980, the Company sold a building which formerly housed its headquarters for $3.45 million, and, concurrent with the sale, leased back the entire building under a twenty-year lease which has been accounted for as a capital lease. The Company occupies a minor portion of this building and receives sublease rental income from the remaining portion, and is responsible for all operating and maintenance expenses associated with the building. During the years ended December 31, 1998, 1997 and 1996, depreciation on the capital lease was $303,000 for each year. Accumulated depreciation on the capital lease at December 31, 1998 and 1997 was $3.5 million and $3.2 million, respectively.

  As of December 31, 1998, the Company and its subsidiaries occupied 64 offices plus the Company's administrative corporate office under operating lease arrangements expiring at various dates through the year 2012. In most instances, these lease arrangements include options to renew or extend the lease at market rates and terms. BVB owns the property in which four of its branches are located. In 1996, the Company sold its corporate office complex and entered into an operating lease arrangement for new facilities. Also in 1996, BVC's corporate office complex was sold and BVC relocated its administrative offices. Rental expense for the years ended December 31, 1998, 1997 and 1996 related to premises under operating leases totaled $10.6 million, $5.6 million and $3.5 million, respectively. Sublease rentals totaled $1.4 million, $670,000 and $389,000 during the years ended December 31, 1998, 1997 and 1996, respectively.

  Future minimum payments under noncancellable lease obligations, including approximately $6.7 million to be recovered from sublease rental arrangements through the year 2007, are summarized as follows:

                                      -----------------------------------------------
                                                    At December 31, 1998
                                      -----------------------------------------------
                                           Capital Lease            Operating Lease
                                              Payments                 Payments
                                      ---------------------     ---------------------
                                                   (Dollars in thousands)

1999                                                 $  965                   $ 8,248
2000                                                    497                     7,161
2001                                                      -                     5,535
2002                                                      -                     4,651
2003                                                      -                     3,946
Thereafter                                                -                    21,473
                                      ---------------------     ---------------------
                                                      1,462                   $51,014
                                                                =====================
Less amount representing interest                      (165)
                                      ---------------------
Net capital lease obligation                         $1,297
                                      =====================

Mortgage Loans

  At December 31, 1998, the Company had outstanding commitments to originate $7.8 million in mortgage loans and $15.9 million in construction loans. The Company has outstanding recourse and subordination contingencies at December 31, 1998 relating to $54.1 million of sold loans (see Note 6).

Litigation

  The Company is involved as plaintiff or defendant in various legal actions arising in the normal course of business. In the opinion of management, after consultation with counsel, the resolution of these legal actions will not have a material adverse effect on the Company's consolidated financial condition or results of operations.

Year 2000

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

  Failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting primarily from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity and financial condition. The Company's Year 2000 compliance program is intended to reduce levels of uncertainty about the Year 2000 issue including questions as to the compliance and readiness of its material third-party providers. The Company believes that, with the implementation of new and/or upgraded business systems and completion of the Year 2000 compliance program as scheduled, the possibility of significant interruptions of normal operations has been significantly reduced.


Note 21.  Estimated Fair Value of Financial Instruments

  The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments." Fair value estimates, methods and assumptions, set forth below for the Company's financial instruments, are made solely to comply with the requirements of SFAS 107 and should be read in conjunction with the Company's consolidated financial statements and related notes.

  The estimated fair value amounts have been determined by the Company using market information and valuation methodologies considered appropriate. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For all of these reasons, the aggregation of the fair values presented herein does not represent, and should not be construed to represent, the underlying value of the Company.

  The following methods and assumptions have been used to estimate the fair value of each class of financial instrument for which it is practicable to estimate the value.

  Cash and cash equivalents: This category includes cash and deposits due from depository institutions, federal funds sold, and commercial paper. The cash equivalents are readily convertible to known amounts of cash or are so near their maturity that they present insignificant risk of changes in value. For these short-term financial instruments, the carrying amount is a reasonable estimate of fair value.

  Securities: The fair values of investment securities and MBS are based on published market prices or quotes obtained from independent registered securities brokers.

  Loans and leases: The fair value of fixed-rate and variable-rate loans and leases classified as held-for-investment is estimated by discounting contractual cash flows using discount rates that reflect the Company's current pricing for loans and leases with similar credit ratings and for the same remaining maturities. Prepayment estimates are based on historical experience and published data for similar loans and leases.

  Investment in stock of the FHLBSF: The carrying amount of the investment in stock of the FHLBSF is used as a reasonable estimate of fair value.

  Deposits: The fair value of transaction accounts with no stated maturity, such as savings accounts, checking accounts and money market accounts is equal to the amount payable on demand at the reporting date and is assumed to equal the carrying amount. The fair value of fixed maturity deposits (e.g., certificates of deposit) is estimated using the rates currently offered for certificates of deposit with similar remaining maturities. The fair value of deposits does not include the benefit that results from the low cost of funding provided by the Company's deposits as compared with the cost of borrowing funds in the market.

  Debt and other borrowings: Rates currently available to the Company for debt and other borrowings with similar terms and remaining maturities are used to estimate the fair value of existing debt, including advances from the FHLBSF, securities sold under agreements to repurchase, Senior Debentures, Subordinated Notes, other borrowings, and Capital Securities.

  Off-balance sheet financial instruments: The Company has not estimated the fair value of off-balance sheet commitments to extend credit. Because of the uncertainty in attempting to assess the likelihood and timing of a commitment being drawn upon, coupled with the lack of an established market for these financial instruments, the Company does not believe it is meaningful or practicable to provide an estimate of fair value.

  Interest rate swaps: The unrealized gain (loss) on interest rate swaps is the estimated amount that the Company would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparties.

  Limitations: The fair value estimates presented herein are based on pertinent information available to the Company as of December 31, 1998 and 1997. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

  The following table illustrates the estimated fair values of the Company's financial instruments as of the dates indicated:

                                                -------------------------------------------------------------------------
                                                                              At December 31,
                                                -------------------------------------------------------------------------
                                                                1998                                  1997
                                                -----------------------------------   -----------------------------------
                                                     Carrying          Estimated           Carrying          Estimated
(Dollars in thousands)                                Amount           Fair Value           Amount           Fair Value
                                                ----------------   ----------------   ----------------   ----------------
Financial assets
  Cash and cash equivalents                           $  205,186         $  205,186         $  231,822         $  231,822
  Investment securities                                    5,319              5,319             10,639             10,654
  Mortgage-backed securities                             635,389            634,988            470,261            468,382
  Loans and leases, net                                4,191,269          4,216,005          2,373,113          2,385,822
  Investment in stock of the FHLBSF                       90,878             90,878             61,012             61,012

Financial liabilities
  Transaction accounts                                 1,627,275          1,627,275            553,820            553,820
  Fixed maturity deposits                              1,642,362          1,643,858          1,123,315          1,121,654
  Advances from the FHLBSF                             1,653,300          1,641,298          1,110,270          1,114,463
  Securities sold under agreements to repurchase          25,302             25,342             90,134             90,355
  Notes and Debentures                                   149,437            154,524            149,372            152,961
  Other borrowings                                         5,077              5,113              6,200              6,245
  Capital Securities                                      90,000             90,516                  -                  -

                                            -----------------------------------------------------------------------------------
                                                                   Off-Balance Sheet Financial Instruments
                                            -----------------------------------------------------------------------------------
                                                       At December 31, 1998                        At December 31, 1997
                                            ---------------------------------------     ---------------------------------------
                                                Carrying              Unrealized            Carrying              Unrealized
                                                 Amount               Gain/(Loss)            Amount               Gain/(Loss)
                                            -----------------     -----------------     -----------------     -----------------
                                                                          (Dollars in thousands)

Interest rate swaps                                     $(365)             $(10,377)              $(2,835)                $(891)
                                            =================     =================     =================     =================

Note 22.  Parent Company Financial Information

  The following table illustrates the parent company's condensed statements of financial condition at December 31, 1998 and 1997 and the related condensed statements of income and cash flows for the years ended December 31, 1998, 1997 and 1996:

                  Condensed Statements of Financial Condition

                                                                 ------------------------------------------------
                                                                                  At December 31,
                                                                 ------------------------------------------------
                                                                           1998                      1997
                                                                 ---------------------      ---------------------
                                                                               (Dollars in thousands)
ASSETS
Cash on deposit (overdraft) with subsidiary bank                              $   (192)                  $    539
Investment securities, at fair value                                                 -                        199
Loans receivable                                                                10,000                          -
Investment in and advances to subsidiaries                                     596,190                    316,972
Deferred income taxes                                                           14,418                      5,535
Other assets                                                                    14,653                     11,501
                                                                 ---------------------      ---------------------
Total Assets                                                                  $635,069                   $334,746
                                                                 =====================      =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable and other liabilities                                        $ 15,037                   $ 11,747
Subordinated Notes and Senior Debentures                                       149,437                    149,372
Junior Subordinated Debentures                                                  92,784                          -
Stockholders' equity                                                           377,811                    173,627
                                                                 ---------------------      ---------------------
 Total Liabilities and Stockholders' Equity                                   $635,069                   $334,746
                                                                 =====================      =====================


                         Condensed Statements of Income

                                                                -------------------------------------------------------------------
                                                                                       Year ended December 31,
                                                                -------------------------------------------------------------------
                                                                         1998                    1997                    1996
                                                                -------------------     -------------------     -------------------
                                                                                       (Dollars in thousands)
Income:
Dividends from subsidiaries                                                $ 87,000                 $13,000                 $ 3,029
Interest income                                                               2,693                   2,658                   1,548
                                                                -------------------     -------------------     -------------------
                                                                             89,693                  15,658                   4,577
                                                                -------------------     -------------------     -------------------
Expense:
Interest on Notes and Debentures                                             14,650                   7,746                   2,623
General and administrative expense                                           14,262                   9,456                   1,234
Income tax benefit                                                          (10,713)                 (6,120)                   (997)

                                                                -------------------     -------------------     -------------------
                                                                             18,199                  11,082                   2,860
                                                                -------------------     -------------------     -------------------

Income before undistributed net income of subsidiaries                       71,494                   4,576                   1,717
Undistributed (distribution in excess of) net income
  of subsidiaries                                                           (48,775)                  9,445                   9,252
                                                                -------------------     -------------------     -------------------

Net income                                                                 $ 22,719                 $14,021                 $10,969
                                                                ===================     ===================     ===================

                       Condensed Statements of Cash Flows

                                                              -------------------------------------------------------------------
                                                                                       Year ended December 31,
                                                              -------------------------------------------------------------------
                                                                      1998                     1997                    1996
                                                              -------------------      ------------------      ------------------
                                                                                       (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                              $  22,719                $ 14,021                $ 10,969
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Undistributed (distributions in excess of) net income
    of subsidiaries                                                        48,775                  (9,445)                 (9,252)
  Dividends received                                                            -                       -                  25,000
  Gain on sale of securities                                                 (202)                      -                       -
  Increase in other assets                                                (11,380)                (14,137)                 (2,076)
  Increase (decrease) in other liabilities                                  8,929                  10,485                  (5,559)
  Other                                                                    (3,891)                  3,758                    (900)
                                                              -------------------      ------------------      ------------------
     Net cash provided by operating activities                             64,950                   4,682                  18,182
                                                              -------------------      ------------------      ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of subsidiaries, net of cash and cash equivalents
  received                                                                 82,129                  (9,975)                (61,505)
Increase in loans receivable                                              (10,000)                      -                       -
Investment in subsidiary                                                   (2,783)                      -                       -
Purchase of investment securities                                          (1,956)                   (199)                      -
Proceeds from sale of investment securities                                 2,357                       -                       -
Maturity of investment securities                                               -                   1,210                    (200)
Return of investment in subsidiaries                                            -                       -                  11,971
Advances to subsidiaries                                                 (200,211)                (53,667)                   (456)
                                                              -------------------      ------------------      ------------------
     Net cash used in investing activities                               (130,464)                (62,631)                (50,190)
                                                              -------------------      ------------------      ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Junior Subordinated Debentures                                 92,784                       -                       -
Issuance of Subordinated Notes, net of discount                                 -                  99,350                       -
Issuance of Senior Debentures                                                   -                       -                  50,000
Repurchase of common stock                                                (24,063)                (39,855)                (16,971)
Proceeds from issuance of common stock                                      3,269                   2,617                   1,864
Dividends paid to stockholders                                             (7,207)                 (4,419)                 (4,137)
                                                              -------------------      ------------------      ------------------
     Net cash provided by financing activities                             64,783                  57,693                  30,756
                                                              -------------------      ------------------      ------------------

Net decrease in cash                                                         (731)                   (256)                 (1,252)
Cash on deposit with subsidiary bank at beginning of year                     539                     795                   2,047
                                                              -------------------      ------------------      ------------------

Cash on deposit (overdraft) with subsidiary bank at end of
 year                                                                   $    (192)               $    539                $    795
                                                              ===================      ==================      ==================

Note 23.  Segment and Related Information

  The Company has three operating segments, referred to as business platforms. The platforms were determined primarily based upon the characteristics of the underlying interest-earning assets. Each platform is comprised of interest-earning assets with similar characteristics including marketing and distribution channels, pricing, credit risk, and interest rate sensitivity. The Company's platforms are as follows:

  A Banking Platform which is comprised primarily of single-family, multi-family and commercial mortgage loans, MBS and retail and business deposit products and services. The Banking Platform's revenues are substantially derived from customers in Northern California.

  A Consumer Platform which is comprised of motor vehicle loans and leases. The Consumer Platform's revenues are substantially derived from customers in California and the Western United States.

  A Commercial Platform which is comprised of asset-based lending, factoring and commercial leasing activities. The Commercial Platform's revenues are derived from customers throughout the United States.

  The accounting policies of the Company's platforms are the same as those described in the Summary of Significant Accounting Policies (see Note 1). As the Company's platforms are funded by the deposits and borrowings of BVB and the debt of the Company, the cost of funds for each platform is deemed equal to the Company's consolidated cost of funds. An additional amount of interest expense is allocated to the Consumer Platform, representing the funding cost associated with operating leased assets, in the measure of platform profitability. This additional expense is not included in the computation of the Company's net interest income and net interest margin as the underlying operating leased assets are excluded from interest-earning assets in accordance with GAAP. Certain indirect general and administrative costs are allocated from the Banking Platform to the Consumer Platform and the Commercial Platform. All remaining indirect general and administrative expenses are included in the Banking Platform. Intercompany revenues and expenses are eliminated in the measurement of platform profit or loss. The Company evaluates the performance of its segments based on earnings contributed by platform, as illustrated in the following table:

                                       ------------------------------------------------------------
                                                        Year Ended December 31, 1998
                                       ------------------------------------------------------------
                                           Banking         Consumer      Commercial        Total
                                       -------------   -------------   ------------   -------------
                                                           (Dollars in thousands)

Interest income                           $  317,039      $   75,798       $ 13,526      $  406,363
Interest expense                            (208,152)        (39,936)        (3,674)       (251,762)
                                       -------------   -------------   ------------   -------------
Net interest income                          108,887          35,862          9,852         154,601
Provision for losses on loans and             (1,470)         (7,644)             -          (9,114)
 leases
Noninterest income                            17,122          13,018            932          31,072
General and administrative expenses          (86,410)        (18,305)        (8,852)       (113,567)
Dividend expense                                (244)              -              -            (244)
Leasing expenses                                   -          (7,682)             -          (7,682)
Net recovery on real estate owned                240               -              -             240
Amortization of intangible assets             (8,753)         (1,167)        (1,452)        (11,372)
                                       -------------   -------------   ------------   -------------
Income before income taxes                    29,372          14,082            480          43,934
Income tax expense                           (14,110)         (6,306)          (799)        (21,215)
                                       -------------   -------------   ------------   -------------
Net income (loss) contributed             $   15,262      $    7,776       $   (319)     $   22,719
                                       =============   =============   ============   =============

At December 31, 1998:
Interest-earning assets plus operating
 leased assets                            $3,946,337      $1,263,065       $113,210      $5,322,612
                                       =============   =============   ============
Noninterest-earning assets                                                                  273,620
                                                                                      -------------
Total assets                                                                             $5,596,232
                                                                                      =============

                                       ----------------------------------------------------------
                                                       Year Ended December 31, 1997
                                       ----------------------------------------------------------
                                           Banking        Consumer     Commercial        Total
                                       ----------------------------------------------------------
                                                          (Dollars in thousands)

Interest income                           $  209,168      $ 23,461        $ 9,615      $  242,244
Interest expense                            (141,712)      (11,151)        (2,045)       (154,908)
                                       -------------     ---------     ----------      ----------
Net interest income                           67,456        12,310          7,570          87,336
Provision for losses on loans and               (304)       (1,383)          (265)         (1,952)
 leases
Noninterest income                             7,912         4,280            563          12,755
General and administrative expenses          (56,796)       (8,706)        (6,411)        (71,913)
Net recovery on real estate owned              1,128             -              -           1,128
Amortization of intangible assets             (2,073)       (1,038)          (977)         (4,088)
                                       -------------     ---------     ----------      ----------
Income before income taxes                    17,323         5,463            480          23,266
Income tax expense                            (5,986)       (2,665)          (594)         (9,245)
                                       -------------     ---------     ----------      ----------
Net income (loss) contributed             $   11,337      $  2,798        $  (114)     $   14,021
                                       =============     =========     ==========      ==========

At December 31, 1997:
Interest-earning assets                   $2,714,159      $371,158        $54,120      $3,139,437
                                       =============     =========     ==========
Noninterest-earning assets                                                                107,039
                                                                                       ----------
Total assets                                                                           $3,246,476
                                                                                       ==========

                                       ---------------------------------------------------------
                                                       Year Ended December 31, 1996
                                       ---------------------------------------------------------
                                           Banking        Consumer     Commercial       Total
                                       -------------     ---------     ----------     -----------
                                                         (Dollars in thousands)

Interest income                           $  221,682      $ 20,073     $        -     $  241,755
Interest expense                            (151,351)       (9,422)             -       (160,773)
                                       -------------     ---------     ----------     -----------
Net interest income                           70,331        10,651              -         80,982
Provision for losses on loans and             (1,147)         (751)             -         (1,898)
 leases
Noninterest income                             7,501         1,063              -          8,564
General and administrative expenses          (52,607)       (6,348)             -        (58,955)
SAIF recapitalization expense                (11,750)            -              -        (11,750)
Net recovery on real estate owned              4,909             -              -          4,909
Amortization of intangible assets             (2,025)         (581)             -         (2,606)
                                       -------------     ---------     ----------     -----------
Income before income taxes                    15,212         4,034              -         19,246
Income tax expense                            (6,385)       (1,892)             -         (8,277)
                                       -------------     ---------     ----------     -----------
Net income contributed                    $    8,827      $  2,142     $        -     $   10,969
                                       =============     =========     ==========     ===========

At December 31, 1996:
Interest-earning assets                   $2,932,947      $315,439     $        -     $3,248,386
                                       =============     =========     ==========
Noninterest-earning assets                                                                51,876
                                                                                      -----------
Total assets                                                                          $3,300,262
                                                                                      ===========

Note 24.  Subsequent Events

  During 1998, the Company initiated the process to convert BVB from a savings institution regulated by the OTS to a national bank regulated by the Office of the Comptroller of the Currency ("OCC") and to convert the holding company from a savings and loan holding company regulated by the OTS to a bank holding company regulated by the Federal Reserve Board. On February 2, 1999, the Company received all necessary approvals to effect these conversions which were consummated on March 1, 1999.

  On March 11, 1999, the Company signed a Definitive Merger Agreement with Southern California-based Franchise Mortgage Acceptance Company ("FMAC"). Under the terms of the Definitive Agreement, the Company will acquire all of the common stock of FMAC for consideration valued at approximately $309 million. Each share of FMAC common stock will be entitled to receive, at the election of the holder, either $10.25 in cash, or 0.5125 shares of the Company's common stock. The FMAC shareholder elections are subject to the aggregate number of shares of FMAC common stock to be exchanged for the Company's common stock being equal to 60% of the number of shares of FMAC common stock outstanding immediately prior to closing the transaction and no FMAC shareholder owning more than 9.9% of the Company's common stock, on a pro forma basis. The Definitive Agreement also provides for an additional payment of up to $30 million in connection with the earn-out provision of FMAC's April 1998 purchase of Bankers Mutual ("Bankers"), a multi-family lending division of FMAC. The transaction is expected to close during the third quarter of 1999.

Note 25.  Selected Quarterly Results of Operations (Unaudited)

                                         -----------------------------------------------------------------------------------------
                                                                      Year Ended December 31, 1998
                                         -----------------------------------------------------------------------------------------
                                                 First                Second                    Third               Fourth
                                                Quarter               Quarter                  Quarter              Quarter
                                         -------------------     -------------------    -------------------    -------------------
                                                              (Dollars in thousands, except per share amounts)

Interest income                                      $99,064                $100,348               $104,568               $102,383
Net interest income                                   36,934                  38,344                 39,264                 40,059
Provision for losses on loans and leases                 660                   1,700                  2,754                  4,000
Net income                                             5,061                   5,234                  5,025                  7,399

Basic earnings per share                                0.25                    0.26                   0.25                   0.38
Diluted earnings per share                              0.24                    0.25                   0.25                   0.38

                                                                      Year Ended December 31, 1997
                                         -----------------------------------------------------------------------------------------
                                                 First                Second                    Third               Fourth
                                                Quarter               Quarter                  Quarter              Quarter
                                         -------------------     -------------------    -------------------    -------------------
                                                              (Dollars in thousands, except per share amounts)

Interest income                                      $58,243                $59,339                $61,737                $62,925
Net interest income                                   21,055                 21,768                 22,368                 22,145
Provision for losses on loans and leases                 565                    612                    651                    124
Net income                                             5,262                  4,504                  3,064                  1,191

Basic earnings per share                                0.40                   0.35                   0.24                   0.10
Diluted earnings per share                              0.39                   0.34                   0.23                   0.09

                          Independent Auditors' Report
                          ----------------------------



The Board of Directors
Bay View Capital Corporation:

  We have audited the accompanying consolidated statement of financial condition of Bay View Capital Corporation and subsidiaries ("the Company") as of December 31, 1998, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying consolidated financial statements of Bay View Capital Corporation and subsidiaries as of December 31, 1997 and for the years ended December 31, 1997 and 1996, were audited by other auditors whose report thereon dated January 26, 1998, expressed an unqualified opinion on those statements.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the 1998 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bay View Capital Corporation and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ KPMG LLP

San Francisco, California
January 19, 1999, except as to footnote 24, which is as of March 11, 1999

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

  The information required by Item 304 of Regulation S-K was previously filed as part of the Company's Current Reports on Form 8K filed on April 29, 1998 and May 12, 1998.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

  Information concerning executive officers of the Company is contained under the heading "Executive Officers of the Registrant" at Item 1. "Business." Information concerning directors of the Company and compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by the Company's directors, executive officers and beneficial owners of greater than ten percent of the Company's equity securities is incorporated herein by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 27, 1999, a copy of which will be filed not later than 120 days after the close of the Company's fiscal year. The compensation report and performance graph included in the Definitive Proxy Statement pursuant to Items 402(k) and 402(l) of Regulation S-K are specifically not incorporated by reference herein.

Item 11.  Executive Compensation
--------------------------------

  Information concerning executive compensation is incorporated herein by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 27, 1999, a copy of which will be filed not later than 120 days after the close of the Company's fiscal year. The compensation report and performance graph included in the Definitive Proxy Statement pursuant to Items 402(k) and 402(l) of Regulation S-K are specifically not incorporated by reference herein.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
-------------------------------------------------------------------------

  Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 27, 1999, a copy of which will be filed not later than 120 days after the close of the Company's fiscal year.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

  Information concerning certain relationships and related transactions is incorporated herein by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 27, 1999, a copy of which will be filed not later than 120 days after the close of the Company's fiscal year.

                                    Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

(a)  (1) and (2):
---  ------------

  The Company's Financial Statements and Supplementary Data contained in Item 8. "Financial Statements and Supplementary Data" are filed as part of this report. All financial statement schedules have been omitted as the required information is not applicable or has been included in the Company's financial statements and related notes.

(a)  (3):
---------

  Exhibits are listed in the table below.

Regulation                                                                                   Reference to prior
  S-K                                                                                         filing or exhibit
Exhibit                                                                                       number attached
 Number                                        Document                                            hereto
----------------------------------------------------------------------------------------------------------------
     2       Plan of acquisition, reorganization, arrangement, liquidation or succession            None
     3       Articles of Incorporation                                                               3a
             Bylaws                                                                                  3b
     4         Instruments defining the rights of security holders, including indentures:
               Articles of Incorporation                                                             3a
               Bylaws                                                                                3b
               Specimen of common stock certificate                                                  4a
               Stockholder Protections Rights Agreement, dated July 31, 1990
                (the "Rights Agreement")                                                             4b
               First Amendment to the Rights Agreement, dated February 26, 1993                      4c
               Second Amendment to the Rights Agreement, dated October 10, 1997                      4d
               Third Amendment to the Rights Agreement, dated September 29, 1998                     4e
               Form of Rights Certificate and of Election to Exercise pursuant to the
                Rights Agreement                                                                     4f
     9       Voting trust agreement                                                                 None
    10       Material contracts:
               Employment Contract with Richard E. Arnold                                           10a
               Employment Contract with John N. Buckley                                             10a
               Employment Contract with Robert J. Flax                                              10a
               Employment Contract with David A. Heaberlin                                          10a
               Employment Contract with Scott H. Ray                                                10a
               Employment Contract with Ronald L. Reed                                              10a
               Employment Contract with Edward H. Sondker                                           10a
               Employment Contract with Carolyn Williams-Goldman                                    10a
               Supplemental Executive Retirement Plan                                               10b
               Senior Management Incentive Plan                                                     10c
               Senior Management Long-Term Incentive Plan                                           10d
               Amended and Restated 1986 Stock Option and Incentive Plan                            10e
               Amended and Restated 1989 Non-Employee Director Stock Option Plan                    10f
               Amended Outside Directors' Retirement Plan                                           10g
               Stock in Lieu of Cash Compensation Plan for Non-Employee Directors                   10g
               Deferred Compensation Plan                                                           10g
               Amended and Restated 1995 Stock Option and Incentive Plan                            10h
               1998 - 2000 Performance Stock Plan                                                   10i
               1998 Non-Employee Director Stock Option and Incentive Plan                           10i

Regulation                                                                                   Reference to prior
  S-K                                                                                         filing or exhibit
Exhibit                                                                                       number attached
 Number                                        Document                                            hereto
----------------------------------------------------------------------------------------------------------------
             Supplemental Phantom Stock Unit Plan                                                  10.1
    11       Statement re computation of per share earnings                                         11
    12       Statements re computation of ratios of earnings to fixed charges                       12
    13       Annual Report to security holders                                                  Not required
    16       Letter re change in certifying accountant                                          Not required
    18       Letter re change in accounting principles                                             None
    21       Subsidiaries of the Registrant                                                         21
    22       Published report regarding matters submitted to vote of security holders              None
    23       Consent of KPMG LLP                                                                   23.1
             Consent of Deloitte & Touche LLP                                                      23.2
    24       Power of attorney                                                                  Not required
    27       Financial Data Schedule                                                                27
    99       Additional Exhibits -- Report of predecessor independent accountants                   99

 (References to Prior Filings)

3a Filed as exhibit 4(a) to the Registrant's Registration Statement on Form S-3 filed June 20, 1997 (File No. 333-29757)
3b Filed as exhibit 1 to the Registrant's Current Report on Form 8-K filed January 10, 1994 (File No. 0-17901)
4a Filed as exhibit 4.3 to the Registrant's Registration Statement on Form S-8 filed July 26, 1991 (File No. 33-41924)
4b Filed as exhibit 1 to the Registrant's Registration Statement on Form 8 filed March 9, 1993 (the second amendment to a Form 8-A filed August 6,
        1990) (File No. 0-17901)
4c Filed as exhibit 3 to the Registrant's Registration Statement on Form 8 filed March 9, 1993 (the second amendment to a Form 8-A filed August 6,
        1990) (File No. 0-17901)
4d Filed as exhibit 4 to the Registrant's Registration Statement on Form 8-A, as amended on Form 8-A/A-3, filed October 10, 1997 (File No. 0-17901)
4e Filed as exhibit 5 to the Registrant's Registration Statement on Form 8-A, as amended on Form 8-A/A-4, filed September 29, 1998 (File No. 0-17901)
4f Filed as exhibit 2 to the Registrant's Registration Statement on Form 8 filed March 9, 1993 (the second amendment to a Form 8-A filed August 6,
        1990) (File No. 0-17901)
10a Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 (File No. 0-17901)
10b-d Filed as exhibits 10.6 to 10.8, respectively, to the Registrant's Annual Report on Form 10-K filed March 30, 1993 for the year ended December 31, 1992 (File No. 0-17901)
10e Filed as exhibit 4 to the Registrant's Registration Statement on Form S-8 filed August 11, 1995 (File No. 33-95724)
10f Filed as exhibit 4.4 to the Registrant's Registration Statement on Form S-8 filed July 26, 1991 (File No. 33-41924)
10g Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as amended on Form 10-K/A on June 27, 1997 (File No. 0-17901)
10h Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as amended on Form 10-K/A on June 27, 1997 (File No. 0-17901)
10i     Filed as an appendix to the Registrant's Definitive Proxy Statement on
        Schedule 14-A filed April 20, 1998 (File No. 0-17901)

  All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(b) Reports on form 8-K:
------------------------

b(i) The Registrant filed the following report on Form 8-K dated December 16, 1998 during the three months ended December 31, 1998:

        The Registrant filed the form of First Supplemental Indenture and the consent and opinion of outside legal counsel in connection with the sale by Bay View Capital I of 9.76% Cumulative Capital Securities, pursuant to the Registration Statement on Form S-3 filed with the Securities and Exchange Commission under the Securities Act of 1933.

b(ii) The Registrant filed the following report on Form 8-K dated December 22, 1998 during the three months ended December 31, 1998:

        The Registrant filed the Underwriting Agreement, Amended and Restated Declaration of Trust, Guarantee Agreement, Indenture, First Supplemental Indenture, and a press release in connection with the sale by Bay View Capital I of 9.76% Cumulative Capital Securities, completed on December 21, 1998.

Signatures

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  March 30, 1999               BAY VIEW CAPITAL CORPORATION
                                    By:/s/ David A. Heaberlin
                                       -----------------------
                                    David A. Heaberlin
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)

                                    By:/s/ Scott H. Ray
                                       -----------------
                                    Scott H. Ray
                                    Senior Vice President and
                                    Controller
                                    (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By: /s/ John. R. McKean                 By: /s/ Edward H. Sondker
    -------------------                     ---------------------
John R. McKean                          Edward H. Sondker, Director
Chairman of the Board                   President and Chief Executive Officer
                                        (Principal Executive Officer)
Date: March 30, 1999
                                        Date:  March 30, 1999

By: /s/ Paula R. Collins
    --------------------                By: /s/ George H. Krauss
Paula R. Collins, Director                  --------------------
                                        George H. Krauss, Director
Date: March 30, 1999
                                        Date: March 30, 1999

By: /s/ Roger K. Easley
    -------------------                 By: /s/ Stephen T. McLin
Roger K. Easley, Director                   --------------------
                                        Stephen T. McLin, Director
Date: March 30, 1999
                                        Date: March 30, 1999

By: /s/ Thomas M. Foster
    --------------------                By: /s/ Angelo J. Siracusa
Thomas M. Foster, Director                  ----------------------
                                        Angelo J. Siracusa, Director
Date: March 30, 1999
                                        Date: March 30, 1999

By: /s/ Robert M. Greber
    --------------------                By: /s/ W. Blake Winchell
Robert M. Greber, Director                  ---------------------
                                        W. Blake Winchell, Director
Date: March 30, 1999
                                        Date: March 30, 1999