Form 10-Q
period 1999-03-31
BAY VIEW CAPITAL CORP
filed 1999-05-17
CIK 840387

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


         X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        ---
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                      OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        ---
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the transition period from      to
                                                 ----    ----

                        Commission file number 001-14879


                          BAY VIEW CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)


               Delaware                             94-3078031
    (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)              Identification No.)

   1840 Gateway Drive, San Mateo, California            94404
   (Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code (650) 312-7200


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Common Stock, Par Value $.01         Outstanding at April 30, 1999
         (Title of Class)                       18,653,637 shares

                                   FORM 10-Q
                                     INDEX


                         BAY VIEW CAPITAL CORPORATION
                         ----------------------------

PART I.     FINANCIAL INFORMATION                                      Page(s)
-------     ---------------------                                      -------
Item 1.     Financial Statements (Unaudited):

            Consolidated Statements of Financial Condition............     4

            Consolidated Statements of Income and Comprehensive Income     5

            Consolidated Statements of Stockholders' Equity...........     6

            Consolidated Statements of Cash Flows.....................   7-8

            Notes to Consolidated Financial Statements................  9-11


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations............. 12-43


Item 3.     Quantitative and Qualitative Disclosures About
            Market Risk............................................... 44-47


PART II.    OTHER INFORMATION
--------    -----------------

            Other Information.........................................    48

            Signatures................................................    49

                           Forward-Looking Statements

  Certain statements included in this Form 10-Q or in future filings by Bay View Capital Corporation (sometimes referred to as "the Company") with the Securities and Exchange Commission, in our press releases or other shareholder communications or in oral statements made with the approval of an authorized executive officer, constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to a number of risks and uncertainties. You should not rely on these forward-looking statements as predictions of future events.

  You can identify forward-looking statements by looking for terminology such as "believes," "expects," "may," "are expected to," "will," "will allow," "will continue," "will likely result," "should," "would be," "seeks," "approximately," "intends," "plans," "projects," "estimates" or "anticipates" or similar expressions or expressions of the negative thereof. The Company's discussions of strategy, plans or intentions are also forward-looking in nature. Additionally, all information related to projected results of operations, financial condition, financial performance or other financial or statistical matters also constitutes forward-looking statements.

  Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. In some instances, forward-looking statements are based on consensus estimates of analysts not affiliated with the Company.

  The following factors, among others, could cause actual results and other matters to differ materially from those covered in these forward-looking statements:

 .  Increases in defaults by borrowers and other loan delinquencies;
 .  Increases in the provision for loan and lease losses;
 .  Failing to sustain or improve the performance of our subsidiaries;
 .  Failing to identify suitable future acquisition candidates;
 . Failing to achieve the assumptions as defined in our strategic plans, including any assumptions related to both contemplated and consummated acquisitions;
 . Changes in interest rates which may, among other things, adversely affect net interest margins, the level of prepayments on loans and mortgage-backed securities and interest rate risk;
 .  Competition in the banking, financial services and related industries;
 .  Government regulation and tax matters;
 .  The outcome of pending or threatened legal or regulatory disputes and proceedings;
 .  Credit and other risks of lending and investment activities;
 .  Changes in conditions in the securities markets, including the value of the
   Company's common stock;
 .  Changes in regional and national business and economic conditions and inflation; and
 .  Unanticipated effects of Year 2000 on the Company and the economy.

  As a result of the above, we cannot assure you that the Company's future results of operations or financial condition or any other matters will be consistent with those presented in any forward-looking statements. Accordingly, the Company cautions you not to rely on these forward-looking statements. We do not undertake, and specifically disclaim any obligation, to update these forward-looking statements, which speak only as of the date made.

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                 BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                                       -------------    -------------
                                                                                          March 31,      December 31,
                                                                                             1999            1998
                                                                                       -------------    -------------
ASSETS                                                                                      (Dollars in thousands)
Cash and cash equivalents:
 Cash and due from depository institutions                                                $   44,848       $   37,296
 Short-term investments                                                                      103,070          167,890
                                                                                       -------------    -------------
                                                                                             147,918          205,186
Securities available-for-sale:
 Investment securities                                                                         4,932            5,319
 Mortgage-backed securities                                                                   12,783           13,616
Securities held-to-maturity:
 Investment securities                                                                             -                -
 Mortgage-backed securities                                                                  570,464          621,773
Loans and leases, net of allowance for losses                                              4,392,979        4,191,269
Investment in operating leased assets, net                                                   261,237          183,453
Investment in stock of the FHLB of San Francisco                                              87,245           90,878
Investment in stock of the Federal Reserve Bank                                               12,154                -
Real estate owned, net                                                                         2,070            2,666
Premises and equipment, net                                                                   23,797           24,727
Intangible assets                                                                            131,517          134,088
Other assets                                                                                 116,455          123,257
                                                                                       -------------    -------------
Total assets                                                                              $5,763,551       $5,596,232
                                                                                       =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Transaction accounts                                                                     $1,750,875       $1,627,275
 Retail certificates of deposit                                                            1,542,688        1,642,362
 Brokered certificates of deposit                                                             49,723                -
                                                                                       -------------    -------------
                                                                                           3,343,286        3,269,637
Advances from the FHLB of San Francisco                                                    1,744,900        1,653,300
Securities sold under agreements to repurchase                                                23,047           25,302
Subordinated Notes, net                                                                       99,453           99,437
Senior Debentures                                                                             50,000           50,000
Other borrowings                                                                               4,387            5,077
Other liabilities                                                                             30,395           25,668
                                                                                       -------------    -------------
Total liabilities                                                                          5,295,468        5,128,421
                                                                                       -------------    -------------
Guaranteed Preferred Beneficial Interest in the Company's
   Junior Subordinated Debentures ("Capital Securities")                                      90,000           90,000

Stockholders' equity:
 Serial preferred stock: Authorized, 7,000,000 shares; Outstanding, none                           -                -
 Common stock ($.01 par value): Authorized, 60,000,000 shares;
   issued, 3/31/99-20,376,251 shares; 12/31/98-20,376,251 shares;
   outstanding, 3/31/99-18,808,637 shares; 12/31/98-19,113,637 shares                            204              204
 Additional paid-in capital                                                                  251,010          251,010
 Retained earnings (substantially restricted)                                                160,930          155,715
 Treasury stock, at cost, 3/31/99-1,567,614 shares; 12/31/98-1,262,614 shares                (30,669)         (25,157)
 Accumulated other comprehensive income:
  Unrealized loss on securities available-for-sale, net of tax                                  (133)            (202)
 Debt of Employee Stock Ownership Plan                                                        (3,259)          (3,759)
                                                                                       -------------    -------------
Total stockholders' equity                                                                   378,083          377,811
                                                                                       -------------    -------------
Total liabilities and stockholders' equity                                                $5,763,551       $5,596,232
                                                                                       =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                 BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                  (Unaudited)

                                                                           --------------------------------------------
                                                                                         Three Months Ended
                                                                                             March 31,
                                                                           --------------------------------------------
                                                                                   1999                    1998
                                                                           --------------------    --------------------
                                                                                   (Amounts in thousands, except
                                                                                         per share amounts)
Interest income:
 Interest on loans and leases                                                          $ 87,118                 $81,257
 Interest on mortgage-backed securities                                                   9,398                  15,255
 Interest and dividends on investment securities                                          3,505                   2,551
                                                                           --------------------    --------------------
                                                                                        100,021                  99,063
Interest expense:
 Interest on deposits                                                                    33,602                  40,996
 Interest on Senior Debentures and Notes                                                  3,527                   3,527
 Interest on borrowings                                                                  22,109                  17,606
                                                                           --------------------    --------------------
                                                                                         59,238                  62,129

Net interest income                                                                      40,783                  36,934
Provision for losses on loans and leases                                                  5,311                     660
                                                                           --------------------    --------------------
Net interest income after provision for losses on loans and leases                       35,472                  36,274

Noninterest income:
 Leasing income                                                                           9,658                       -
 Loan fees and charges                                                                    2,001                   1,730
 Account fees                                                                             1,654                   1,458
 Sales commissions                                                                        1,181                     633
 Gain on sale of loans and securities                                                         -                     112
 Other, net                                                                               1,473                     270
                                                                           --------------------    --------------------
                                                                                         15,967                   4,203
Noninterest expense:
 General and administrative                                                              26,156                  27,742
 Dividend expense on Capital Securities                                                   2,235                       -
 Leasing expenses                                                                         6,681                       -
 Real estate owned operations, net                                                           17                      37
 Net losses (recoveries) on real estate                                                      17                     (24)
 Amortization of intangible assets                                                        2,904                   2,746
                                                                           --------------------    --------------------
                                                                                         38,010                  30,501

Income before income tax expense                                                         13,429                   9,976
Income tax expense                                                                        6,296                   4,916
                                                                           --------------------    --------------------

Net income                                                                             $  7,133                 $ 5,060
                                                                           ====================    ====================

Basic earnings per share                                                                  $0.37                   $0.25
                                                                           ====================    ====================
Diluted earnings per share                                                                $0.37                   $0.24
                                                                           ====================    ====================

Average basic shares outstanding                                                         19,162                  20,251
                                                                           ====================    ====================
Average diluted shares outstanding                                                       19,335                  20,673
                                                                           ====================    ====================

Net income                                                                             $  7,133                 $ 5,060
Other comprehensive income, net of tax:
Unrealized gain on securities available-for-sale, net of tax expense of
 $49 for the three months ended March 31, 1999 and $344 for the three
 months ended March 31, 1998                                                                 69                     488
                                                                           --------------------    --------------------
Comprehensive income                                                                   $  7,202                 $ 5,548
                                                                           ====================    ====================

The accompanying notes are an integral part of these consolidated financial statements.

                 BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                                        Additional
                                                          Number of        Common         Paid-in        Retained      Treasury
                                                           Shares          Stock          Capital       Earnings*       Stock
                                                      ---------------  ------------  ---------------  -----------   --------------
                                                                     (Amounts in thousands, except per share amounts)
Balance at December 31, 1997                                   15,126          $151         $103,052     $141,065      $(66,352)

Issuance of common stock (AFEH acquisition):
     From shares held in treasury                                   -             -                -            -        65,258
     From authorized but unissued shares                        5,087            51          144,691            -             -
Repurchase of common stock                                          -             -                -            -       (24,063)
Exercise of stock options, including tax benefits                 163             2            3,267            -             -
Cash dividends declared ($0.40 per share)                           -             -                -       (8,069)            -
Unrealized loss, net of tax                                         -             -                -            -             -
Repayment of debt                                                   -             -                -            -             -
Net income                                                          -             -                -       22,719             -
                                                      ---------------  ------------  ---------------  -----------   --------------
Balance at December 31, 1998                                   20,376          $204         $251,010     $155,715      $(25,157)
                                                      ===============  ============  ===============  ===========   ==============

Repurchase of common stock                                          -             -                -            -        (5,512)
Cash dividends declared ($0.10 per share)                           -             -                -       (1,918)            -
Unrealized gain, net of tax                                         -             -                -            -             -
Repayment of debt                                                   -             -                -            -             -
Net income                                                          -             -                -        7,133             -
                                                      ---------------  ------------  ---------------  -----------   --------------
Balance at March 31, 1999                                      20,376          $204         $251,010     $160,930      $(30,669)
                                                      ===============  ============  ===============  ===========   ==============

                                                            Unrealized
                                                            Gain (Loss)
                                                           On Securities            Debt of               Total
                                                        Available-for-Sale,      Employee Stock       Stockholders'
                                                            Net of Tax           Ownership Plan          Equity
                                                      -----------------        ----------------     -----------------
                                                              (Amounts in thousands, except per share amounts)
Balance at December 31, 1997                                    $ (72)             $(4,217)             $173,627

Issuance of common stock (AFEH acquisition):
     From shares held in treasury                                   -                    -                65,258
     From authorized but unissued shares                            -                    -               144,742
Repurchase of common stock                                          -                    -               (24,063)
Exercise of stock options, including tax benefits                   -                    -                 3,269
Cash dividends declared ($0.40 per share)                           -                    -                (8,069)
Unrealized loss, net of tax                                      (130)                   -                  (130)
Repayment of debt                                                   -                  458                   458
Net income                                                          -                    -                22,719
                                                      -----------------        ----------------     -----------------
Balance at December 31, 1998                                    $(202)              (3,759)             $377,811
                                                      =================        ================     =================

Repurchase of common stock                                          -                    -                (5,512)
Cash dividends declared ($0.10 per share)                           -                    -                (1,918)
Unrealized gain, net of tax                                        69                    -                    69
Repayment of debt                                                   -                  500                   500
Net income                                                          -                    -                 7,133
                                                      -----------------        ----------------     -----------------
Balance at March 31, 1999                                       $(133)             $(3,259)             $378,083
                                                      =================        ================     =================

*  Substantially restricted

The accompanying notes are an integral part of these consolidated financial statements.

                 BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                      Three Months Ended
                                                                                          March 31,
                                                                           -------------------------------------
                                                                                  1999                 1998
                                                                           ---------------      ----------------
                                                                                   (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                       $   7,133             $   5,060
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
   Amortization of intangible assets                                                 2,904                 2,746
   Provision for losses on loans and leases and real estate owned                    5,328                   636
   Depreciation and amortization of premises and equipment                           1,806                 1,239
   Depreciation and amortization of investment in operating leased assets            5,810                     -
   Amortization of premiums, net of discounts                                        2,975                 3,452
   Gain on sale of loans and securities                                                  -                  (112)
   (Increase) decrease in other assets                                               5,623               (31,512)
   Increase (decrease) in other liabilities                                          5,625               (21,410)
   Other, net                                                                        1,248                 1,066
                                                                           ---------------      ----------------
Net cash provided by (used in) operating activities                                 38,452               (38,835)
                                                                           ---------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of subsidiaries, net of cash and cash equivalents received                   -                82,129
Net decrease in loans and leases resulting from principal payments, net
 of originations                                                                    74,953               119,409
Purchase of loans and leases                                                      (368,286)             (155,389)
Purchase of investment securities                                                        -                (2,252)
Principal payments on mortgage-backed securities                                    51,227                71,332
Proceeds from sale of mortgage-backed securities available-for-sale                      -                 9,436
Proceeds from sale of investment securities available-for-sale                           -                   595
Proceeds from sale of real estate owned                                                918                   924
Additions to premises and equipment                                                   (876)               (4,683)
(Increase) decrease in investment in stock of the FHLB of San Francisco              3,633                (1,205)
Increase in investment in stock of the Federal Reserve Bank                        (12,154)                    -
                                                                           ---------------      ----------------
Net cash provided by (used in) investing activities                               (250,585)              120,296
                                                                           ---------------      ----------------

The accompanying notes are an integral part of these consolidated financial statements.

                 BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                  (Unaudited)

                                                                                       Three Months Ended
                                                                                           March 31,
                                                                           ---------------------------------------
                                                                                  1999                   1998
                                                                           ----------------      -----------------
                                                                                    (Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                                               $  73,649            $  (197,821)
Proceeds from advances from the FHLB of San Francisco                               489,300                833,300
Repayment of advances from the FHLB of San Francisco                               (397,700)              (906,170)
Proceeds from reverse repurchase agreements                                          23,047                153,428
Repayment of reverse repurchase agreements                                          (25,302)               (75,134)
Net change in other borrowings                                                         (690)               (10,609)
Repurchase of common stock                                                           (5,512)                     -
Proceeds from issuance of common stock                                                    -                  1,104
Dividends paid to stockholders                                                       (1,927)                (2,032)
                                                                           ----------------      -----------------
Net cash provided by (used in) financing activities                                 154,865               (203,934)
                                                                           ----------------      -----------------

Net decrease in cash and cash equivalents                                           (57,268)              (122,473)
Cash and cash equivalents at beginning of period                                    205,186                231,822
                                                                           ----------------      -----------------
Cash and cash equivalents at end of period                                        $ 147,918            $   109,349
                                                                           ================      =================

Cash paid for:
    Interest                                                                      $  61,494            $    66,657
    Income taxes                                                                  $       -            $         -

Supplemental non-cash investing and financing activities:
    Loans transferred to real estate owned                                        $     544            $     1,593

The acquisition of subsidiaries involved the following:
    Common stock issued                                                           $       -            $   210,000
    Liabilities assumed                                                                   -              2,103,482
    Fair value of assets acquired, other than cash and cash equivalents                   -             (2,130,177)
    Goodwill                                                                              -               (101,176)
                                                                           ----------------      -----------------
    Net cash and cash equivalents received                                        $       -            $    82,129
                                                                           ================      =================

The accompanying notes are an integral part of these consolidated financial statements.

                 BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                  (Unaudited)


Note 1 - Basis of Presentation

       The accompanying unaudited consolidated financial statements include the accounts of Bay View Capital Corporation (sometimes referred to as "the Company"), a diversified financial services holding company incorporated in 1989 in the state of Delaware, and our wholly owned subsidiaries: Bay View Bank, N.A., a California corporation operating as a national bank (sometimes referred to as "Bay View Bank"); Bay View Securitization Corporation, a Delaware corporation; and Bay View Capital I, a Delaware business trust. Bay View Bank includes its wholly owned subsidiaries: Bay View Acceptance Corporation, a Nevada corporation; Bay View Commercial Finance Group, a California corporation; MoneyCare, Inc., a California corporation; and Bay View Auxiliary Corporation, a California corporation. Bay View Acceptance Corporation includes its wholly owned subsidiaries: Bay View Credit, a California corporation; Ultra Funding, Inc., a California corporation; and LFS-BV, Inc., a Nevada corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

       Effective March 1, 1999, the Company contributed the capital stock of Bay View Commercial Finance Group to Bay View Bank in conjunction with the March 1, 1999 conversion of Bay View Bank from a federally chartered capital stock savings bank to a national bank. Bay View Commercial Finance Group was previously a wholly owned subsidiary of the Company.

       The information provided in these interim financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial condition as of March 31, 1999 and December 31, 1998, the results of its operations for the three-month periods ended March 31, 1999 and 1998, and its cash flows for the three-month periods ended March 31, 1999 and 1998. Such adjustments are of a normal, recurring nature unless otherwise disclosed in this Form 10-Q. As necessary, reclassifications have been made to prior period amounts to conform to the current period presentation. These reclassifications had no effect on the Company's financial condition, results of operations or stockholders' equity. These interim financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all of the necessary information and footnotes for a presentation in conformity with generally accepted accounting principles.

       The information included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" was written assuming that you have read or have access to our 1998 Annual Report on Form 10-K, which contains the latest audited consolidated financial statements and notes, along with Management's Discussion and Analysis of Financial Condition as of December 31, 1998 and 1997 and Results of Operations for the years ended December 31, 1998, 1997 and 1996. Accordingly, only certain changes in financial condition and results of operations are discussed in this Form 10-Q. Furthermore, the interim financial results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Note 2 - Earnings per Share

       Statement of Financial Accounting Standards No. 128, "Measurement of Earnings Per Share," establishes standards for computing and reporting basic earnings per share and diluted earnings per

                 BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (Unaudited)


share. Basic earnings per share is calculated by dividing net earnings for the period by the weighted-average common shares outstanding for that period. There is no adjustment to the number of outstanding shares for potential dilutive instruments, such as stock options. Diluted earnings per share takes into account the potential dilutive impact of such instruments and uses the average share price for the period in determining the number of incremental shares to add to the weighted-average number of shares outstanding.

       The following table illustrates the calculation of basic and diluted earnings per share for the periods indicated:

                                                                        Three Months Ended
                                                            -----------------------------------------
                                                                  March 31,             March 31,
                                                                    1999                  1998
                                                            -------------------   -------------------
                                                                 (Amounts in thousands, except per
                                                                          share amounts)

Net earnings available to common stockholders                           $ 7,133               $ 5,060

Weighted-average common shares outstanding                               19,162                20,251
Add:  Dilutive potential common shares                                      173                   422
                                                            -------------------   -------------------
Diluted weighted-average common shares outstanding                       19,335                20,673
                                                            -------------------   -------------------

Basic earnings per share                                                $  0.37               $  0.25
                                                            ===================   ===================
Diluted earnings per share                                              $  0.37               $  0.24
                                                            ===================   ===================

Note 3 - Stock Options

       At March 31, 1999, the Company had five stock option plans: the "Amended and Restated 1986 Stock Option and Incentive Plan," the "Amended and Restated 1995 Stock Option and Incentive Plan," the "Amended and Restated 1989 Non-Employee Director Stock Option and Incentive Plan," the "1998-2000 Performance Stock Plan," and the "1998 Non-Employee Director Stock Option and Incentive Plan."

       The following table illustrates the stock options available for grant as of March 31, 1999:

                              -----------------    -----------------    -----------------    -----------------   -----------------
                                                                             1989 Non-                                   1998
                                                        1995 Stock            Employee                               Non-Employee
                                   1986 Stock           Option and         Director Stock         1998-2000         Director Stock
                                   Option and           Incentive            Option and          Performance          Option and
                                 Incentive Plan            Plan            Incentive Plan        Stock Plan         Incentive Plan
                              -----------------    -----------------    -----------------    -----------------   -----------------
Shares reserved for issuance          1,759,430            2,000,000              550,000              400,000             200,000
Granted                              (2,048,816)          (1,902,000)            (570,000)                   -             (42,000)
Forfeited                               290,574              202,899               20,000                    -                   -
Expired                                  (1,188)                   -                    -                    -                   -
                              -----------------    -----------------    -----------------    -----------------   -----------------
Total available for grant                     -              300,899                    -              400,000             158,000
                              =================    =================    =================    =================   =================

                 BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (Unaudited)

          At March 31, 1999, the Company had outstanding options under the plans with expiration dates ranging from the years 2000 through 2009, as illustrated in the following table:

                                           ---------------------       ----------------------      ----------------------
                                                  Number of                 Exercise Price             Weighted-Average
                                                Option Shares                   Range                       Price
                                           ---------------------       ----------------------      ----------------------
Outstanding at December 31, 1998                       2,145,700            $  7.88  -  35.20                      $21.55
Granted                                                   46,000              18.38  -  18.50                       18.49
Forfeited                                                (43,300)             17.94  -  34.41                       26.82
                                           ---------------------       ----------------------      ----------------------
Outstanding at March 31, 1999                          2,148,400            $  7.88  -  35.20                      $21.37
                                           =====================       ======================      ======================

Note 4 - Dividend Declaration

  The Company declared a quarterly common stock cash dividend of $0.10 per common share on March 25, 1999, payable on April 23, 1999 to common stockholders of record as of April 9, 1999. The dividend payable, totaling approximately $2.0 million, was accrued as of March 31, 1999 and is reflected in the accompanying interim consolidated financial statements.

Note 5 - Acquisition of Franchise Mortgage Acceptance Company

  On March 11, 1999, the Company signed a definitive merger agreement with southern California-based Franchise Mortgage Acceptance Company (sometimes referred to as "FMAC"). Under the terms of the definitive merger agreement, the Company will acquire all of the common stock of FMAC for consideration valued at approximately $309 million. Each share of FMAC common stock will be exchanged for, at the election of its holder, either $10.25 in cash or 0.5125 shares of the Company's common stock.

  After all FMAC shareholder elections have been made, the elections will be adjusted to ensure that 60% of FMAC shares are paid in the Company's common stock and 40% of FMAC shares are paid in cash, and to ensure that no FMAC shareholder owns more than 9.99% of the Company's common stock after the merger. These adjustments will be made on a pro rata basis.

  The definitive merger agreement also provides for an additional payment of up to $30 million in connection with the earn-out provision of FMAC's April 1998 purchase of Bankers Mutual, a multi-family lending division of FMAC. We expect the transaction, which is subject to shareholder and regulatory approvals, to close during the third quarter of 1999.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

                               Strategic Overview

   The Company is a diversified financial services company that operates distinct business platforms. Each platform is comprised of interest-earning assets with similar characteristics including, among other things, marketing and distribution channels, pricing, credit risk, and interest rate sensitivity.

  Throughout 1998, the Company reported on three business platforms: a Banking Platform, a Consumer Platform and a Commercial Platform. The Banking Platform included single-family, multi-family and commercial mortgage loans, mortgage-backed securities, and retail and business deposit products and services. The Consumer Platform included motor vehicle loans and leases and home equity loans. The Commercial Platform included asset-based lending, factoring and commercial leasing activities.

  Effective January 1, 1999, the Company expanded its business platforms to four in order to facilitate a more effective presentation and analysis of the Company's different business activities. These platforms are as follows:

 . A Banking Platform comprised of single-family, multi-family and commercial mortgage loans, mortgage-backed securities, retail and business deposit products and services, and asset-based commercial participation loans. The Banking Platform also includes franchise loans purchased during the first quarter of 1999 in connection with the Company's pending acquisition of FMAC. The Company anticipates presenting the FMAC franchise lending activities as a separate business platform subsequent to the consummation of the acquisition;

 .  A Home Equity Platform comprised of home equity loans and lines of credit;

 .  An Auto Platform comprised of motor vehicle loans and leases; and

 . A Commercial Platform comprised of asset-based lending (excluding asset-based commercial participation loans), factoring and commercial leasing activities.

The Company's Mission Statement

  The Company's mission statement is "to build a diversified financial services company by investing in niche businesses with risk-adjusted returns that enhance shareholder value."

The Company's Strategy

  The Company's strategy centers around the continued transition to traditional commercial banking activities and the resulting expansion of our net interest margin. In order to realize this objective, the Company's actions include the following:

 . Replacing lower-yielding mortgage loans and mortgage-backed securities with consumer and commercial loans and leases with higher risk-adjusted returns, shorter maturities and less sensitivity to interest rate fluctuations.

 . Enhancing Bay View Bank's deposit base by increasing lower-cost transaction accounts and de-emphasizing higher-cost certificates of deposit by implementing its pricing strategies, emphasizing relationship banking and capitalizing on cross-selling opportunities with customers.

 . De-emphasizing the less profitable elements of the Company's business activities, including ceasing residential mortgage loan originations and reducing Bay View Bank's wholesale activities.

 . Maintaining the capital level of both Bay View Bank and the Company at or above the well-capitalized level, as defined for regulatory purposes, and returning excess capital at Bay View Bank to the holding company, as necessary, for redeployment.

 . Redeploying the Company's excess capital in businesses intended to generate assets with higher risk-adjusted returns than those typically provided by mortgage loans and mortgage-backed securities.

Banking Platform Strategy

  The Banking Platform's primary objective is enhancing the value of Bay View Bank's retail branch franchise through internal growth, new and enhanced products and services, acquisitions, and purchases of deposits. At March 31, 1999, the Banking Platform had approximately $3.9 billion in interest-earning assets as compared with approximately $3.8 billion at December 31, 1998.

  A primary component of the Banking Platform's strategy is increasing lower-cost transaction accounts (e.g., checking, savings and money market accounts) as a source of financing for the Company. Transaction accounts at Bay View Bank as a percentage of total retail deposits increased to 53.2% at March 31, 1999 as compared with 49.8% at December 31, 1998 and 34.6% at December 31, 1997. At both March 31, 1999 and December 31, 1998, the Banking Platform had approximately $3.3 billion in deposits.

  Effective March 1, 1999, Bay View Bank converted from a savings institution regulated by the Office of Thrift Supervision to a national bank regulated by the Office of the Comptroller of the Currency and the Company converted from a savings and loan holding company regulated by the Office of Thrift Supervision to a bank holding company regulated by the Federal Reserve Board. These conversions culminate the Company's formal transformation to a commercial banking entity. The new national bank charter provides the Company with the ability to continue, as well as expand, its focus on traditional commercial banking activities.

Home Equity Platform Strategy

  The Home Equity Platform originates and purchases home equity loans and lines of credit with higher risk-adjusted returns than traditional mortgage loans. At March 31, 1999, the Home Equity Platform had approximately $640 million in interest-earning assets as compared with approximately $660 million at December 31, 1998. The Home Equity Platform's portfolio included $471 million in high loan-to-value home equity loans at March 31, 1999. The Company does not anticipate significantly increasing its exposure to high loan-to-value home equity loans.

Auto Platform Strategy

   The Auto Platform underwrites and purchases high-quality, fixed-rate loans
and leases secured by new and used motor vehicles.   The platform commenced its
leasing activities effective April 1, 1998. At March 31, 1999, the Auto Platform had approximately $860 million in interest-earning assets and operating leased assets as compared with approximately $750 million at December 31, 1998.

  In executing its strategy, the Auto Platform identifies niche opportunities in the increasingly competitive motor vehicle finance industry. One such niche includes motor vehicle loans where the borrower desires a higher relative loan amount and/or a longer term than is offered by many other motor vehicle financing sources. In return for the flexibility of the product it offers, the Auto Platform charges interest rates in this niche which are higher than those typically offered by traditional sources of motor vehicle financing, such as banks and captive finance companies, while applying its traditional underwriting criteria, on a case-by-case basis, to mitigate any potential loan losses. The Auto Platform also pursues geographic and product niches in its more conventional loan and lease financing businesses.

Commercial Platform Strategy

  The Commercial Platform's strategy focuses on being a nationwide provider of commercial lending and leasing products and services. In December 1997, the Company expanded its Commercial Platform by forming an asset-based lending group known as Bay View Financial Corporation. Specifically, the Company added personnel with significant industry experience, relocated the asset-based lending business to Southern California, one of the top asset-based lending markets in the country, and added new and enhanced products to the asset-based lending segment's product array. At March 31, 1999, the Commercial Platform had approximately $110 million in interest-earning assets as compared with approximately $90 million at December 31, 1998.

Acquisition of FMAC

  FMAC is one of the nation's leading small business lenders specializing in franchise concept loans. Bankers Mutual, a division of FMAC, is one of the nation's leading multi-family lenders. Following the merger, FMAC will operate as a subsidiary of Bay View Bank. The acquisition provides the Company with significant asset generation capabilities consistent with our strategic direction. The acquisition also provides the Company with a significant small business platform focused on the quick service restaurant, casual dining, retail energy, and death care industries, in addition to providing the Company with additional multi-family lending opportunities. The Company intends to portfolio a significant portion of the commercial franchise loans originated, accelerating the transformation of the Company's balance sheet to higher-yielding consumer and commercial assets. Bankers Mutual has historically sold its multi-family loan production through seller-servicer programs administered by Fannie Mae and Freddie Mac which the Company intends to continue prospectively.

                             Results of Operations

  Net income for the first quarter of 1999 was $7.1 million, or $0.37 per diluted share, as compared with $5.1 million, or $0.24 per diluted share, for the first quarter of 1998. The increase in net income and earnings per share for the first quarter of 1999, as compared with the first quarter of 1998, was attributable to higher levels of net interest income and noninterest income partially offset by higher levels of provision for losses on loans and leases and noninterest expense.

Contribution by Platform

  Each of the Company's four business platforms contributes to our overall profitability. Contribution by platform is defined as each platform's net interest income and noninterest income less each platform's allocated provision for losses on loans and leases, direct general and administrative expenses, including certain direct expense allocations, and other noninterest expense, including the amortization of intangible assets.

  In computing net interest income by platform, funding costs are allocated to each platform based on the duration of its interest-earning assets and auto-related operating leased assets and, specifically, by matching these assets with interest-bearing liabilities with similar durations. Accordingly, the Auto Platform's and the Commercial Platform's funding costs were determined based on the Company's average cost of transaction accounts for the appropriate period. The Banking Platform's and the Home Equity Platform's funding costs were determined based on the Company's average cost of its remaining funding sources, including the noninterest expense associated with the Company's 9.76% Capital Securities issued on December 21, 1998.

  All indirect general and administrative expenses not specifically identifiable with, or allocable to, the Company's business platforms are included in indirect corporate overhead. Indirect corporate overhead includes both recurring items, such as the Company's administrative and support functions, and certain special mention items, such as expenses associated with corporate-wide process and systems re-engineering projects and third-party Year 2000 compliance-related costs.

  The Company's prior period platform results were revised to reflect the expanded number of business platforms and to reflect the methodology discussed above. The Company continues to refine its cost allocation methodology and anticipates further refinements during future periods.

  The following tables illustrate each platform's contribution for the periods indicated. The tables also illustrate the reconciliation of total contribution by platform to the Company's net income for the periods indicated. Reconciling items generally include indirect corporate overhead and income tax expense.

                                                                Three Months Ended March 31, 1999 (Unaudited)
                                       -----------------------------------------------------------------------------------------
                                            Banking          Home Equity            Auto             Commercial         Total
                                       ---------------    ---------------    ---------------    -----------------    -----------
                                                                           (Dollars in thousands)

Net interest income                           $ 23,460            $ 8,171            $ 6,092              $ 3,060        $ 40,783
Provision for losses on loans and                    -             (3,501)            (1,750)                 (60)         (5,311)
 leases
Noninterest income                               5,482                 24             10,185                  276          15,967
Direct general and administrative
 expenses /(1)/                                (14,277)            (1,026)            (4,003)              (1,920)        (21,226)
Dividend expense on Capital Securities          (1,900)              (335)                 -                    -          (2,235)
Leasing expenses /(2)/                               -                  -             (6,681)                   -          (6,681)
Net expense on real estate owned                   (34)                 -                  -                    -             (34)
Amortization of intangible assets               (2,237)                 -               (304)                (363)         (2,904)
                                       ---------------    ---------------    ---------------    -----------------    ------------
Contribution by platform                      $ 10,494            $ 3,333            $ 3,539              $   993          18,359
                                       ===============    ===============    ===============    =================
Indirect corporate overhead /(1)/                                                                                          (4,930)
Income tax expense                                                                                                         (6,296)
                                                                                                                     ------------
Net income                                                                                                               $  7,133
                                                                                                                     ============

                                                                Three Months Ended March 31, 1998 (Unaudited)
                                       ---------------------------------------------------------------------------------------------
                                            Banking          Home Equity            Auto             Commercial            Total
                                       ---------------    ---------------    ---------------    -----------------    ---------------
                                                                           (Dollars in thousands)

Net interest income                           $ 25,577             $2,518            $ 6,353              $ 2,486        $ 36,934
Provision for losses on loans and                    -                  -               (660)                   -            (660)
 leases
Noninterest income                               3,148                 74                831                  150           4,203
Direct general and administrative
 expenses /(1)/                                (15,191)              (342)            (3,831)              (2,003)        (21,367)

Net expense on real estate owned                   (13)                 -                  -                    -             (13)
Amortization of intangible assets               (2,093)                 -               (290)                (363)         (2,746)
                                       ---------------    ---------------    ---------------    -----------------    --------------
Contribution by platform                      $ 11,428             $2,250            $ 2,403              $   270          16,351
                                       ===============    ===============    ===============    =================
Indirect corporate overhead /(1)/                                                                                          (6,375)
Income tax expense                                                                                                         (4,916)
                                                                                                                     --------------
Net income                                                                                                               $  5,060
                                                                                                                     ==============

/(1)/ Amounts include certain special mention items which are discussed at "General and Administrative Expenses." Special mention items generally include income and expense items recognized during the period that we believe are significant and/or unusual in nature and therefore, useful to you in evaluating our performance and trends. These items may or may not be nonrecurring in nature.
/(2)/  The Auto Platform commenced its leasing activities effective April 1,
       1998.

Banking Platform

  The decrease in the Banking Platform's contribution for the first quarter of 1999, as compared with the first quarter of 1998, resulted from lower interest income primarily due to lower average balances of interest-earning assets combined with the cost associated with the Company's Capital Securities issued on December 21, 1998, partially offset by lower deposit and borrowing costs (as discussed later under "Interest Expense"), higher noninterest income and lower general and administrative expenses. The decrease in average balances of interest-earnings assets for the first quarter of 1999, as compared with the first quarter of 1998, was attributable to the decline in the platform's mortgage-based assets consistent with the Company's strategic focus on generating consumer and commercial assets with higher risk-adjusted yields.

  The Banking Platform's contribution for the first quarter of 1999 included $720,000 in pre-tax special mention items, including a $1.1 million state tax refund resulting from a favorable ruling on a tax refund claim for taxable years otherwise closed, which was partially offset by approximately $380,000 in associated collection-based expenses during the same period. The Banking Platform's contribution for the first quarter of 1998 included approximately $2.1 million in pre-tax special mention items, primarily acquisition-related expenses associated with the Company's January 2, 1998 acquisition of America First Eureka Holdings, Inc. and its wholly owned subsidiary, EurekaBank. Excluding these special mention items, the Banking Platform's general and administrative expenses increased from $13.1 million for the first quarter of 1998 to $13.9 million for the first quarter of 1999, largely attributable to inflationary pressures, including the Company's annual salary increases which were effective March 1, 1998 and 1999.

Home Equity Platform

  The increase in the Home Equity Platform's contribution for the first quarter of 1999, as compared with the first quarter of 1998, was primarily due to higher interest income resulting from higher average balances of interest-earning assets combined with lower deposit and borrowing costs, partially offset by a higher provision for losses on loans and leases, higher general and administrative expenses and the cost associated with the Capital Securities.
The increases in interest income, provision for losses on loans and leases and general and administrative expenses were largely due to the platform's growth, particularly in high loan-to-value home equity loans. While these loans have higher risk-adjusted yields relative to traditional mortgage-based assets, they also have higher corresponding credit losses.

Auto Platform

  The increase in the Auto Platform's contribution for the first quarter of 1999, as compared with the first quarter of 1998, was primarily due to higher interest income and net rental income resulting from higher average balances of interest-earning assets and the platform's operating leased assets, effective April 1, 1998, combined with a decrease in the cost of the Company's transaction accounts, partially offset by lower asset yields, a higher provision for losses on loans and leases and higher general and administrative expenses. The lower asset yields were attributable to the continued migration to higher-quality, yet lower-yielding loans along with the yield compression associated with increased competition within the industry. The higher provision level was a result of higher net charge-offs attributable to the continued growth of the platform.

  The Auto Platform's contribution for the first quarter of 1999 included approximately $440,000 in special mention items, primarily expenses related to the closure of a loan production office and severance costs. The Auto Platform's contribution for the first quarter of 1998 included approximately $66,000 in special mention items, primarily systems conversion-related expenses. Excluding these special mention items, the Auto Platform's general and administrative expenses decreased from $3.8 million for the first quarter of 1998 to $3.6 million for the first quarter of 1999, largely attributable to cost savings initiatives partially offset by the inflationary pressures discussed above.

Commercial Platform

  The increase in the Commercial Platform's contribution for the first quarter of 1999, as compared with the first quarter of 1998, was primarily due to higher interest income resulting from higher average balances of interest-earning assets combined with an increase in noninterest income, a decrease in the cost of the Company's transaction accounts and lower general and administrative expenses, partially offset by lower asset yields. The decrease in asset yields was a result of most of the platform's growth being comprised of asset-based loans and equipment leases which generate lower yields relative to the platform's factoring activities. The decrease in the Commercial Platform's general and administrative expenses were primarily due to cost savings initiatives partially offset by the inflationary pressures discussed above.

Indirect Corporate Overhead

  The decrease in indirect corporate overhead for the first quarter of 1999, as compared with the first quarter of 1998, was primarily due to approximately $1.2 million in special mention items incurred in the first quarter of 1998, largely attributable to corporate-wide process and systems re-engineering projects.
This compares with approximately $115,000 in special mention items incurred in the first quarter of 1999, largely attributable to third-party Year 2000 compliance-related projects.

Net Interest Income and Net Interest Margin

  Net interest income for the first quarter of 1999 was $40.8 million as compared with $36.9 million for the first quarter of 1998. Net interest margin for the first quarter of 1999 was 3.16% as compared with 2.90% for the first quarter of 1998. The increases in net interest income and net interest margin were due to a combination of factors, including growth in the Company's balance sheet and the corresponding increase in average interest-earning assets, a decrease in funding costs and the continuing shift to traditional commercial banking assets with higher risk-adjusted yields. The decrease in funding costs was primarily due to growth in lower-cost transaction accounts, the Company's deposit pricing strategies which de-emphasize higher-cost certificates of deposit and lower wholesale borrowing costs.

  The following table illustrates net interest income and net interest margin, by platform, for the periods indicated:

                                                    Three Months Ended (Unaudited)
                               ---------------------------------------------------------------------
                                         March 31, 1999                       March 31, 1998
                               --------------------------------     --------------------------------
                                     Net                Net               Net                Net
                                   Interest          Interest           Interest          Interest
                                    Income            Margin             Income            Margin
                               --------------    --------------     --------------    --------------
                                                       (Dollars in thousands)
Banking Platform                      $23,460              2.41%           $25,577              2.25%
Home Equity Platform                    8,171              5.04              2,518              5.54
Auto Platform                           6,092              4.28              6,353              7.32
Commercial Platform                     3,060             12.59              2,486             19.01
                               --------------    --------------     --------------    --------------
Total                                 $40,783              3.16%           $36,934              2.90%
                               ==============    ==============     ==============    ==============

  The following table illustrates interest-earning assets, excluding the Company's auto-related operating leased assets, by platform, as of the dates indicated:

                                                     -----------------------------------------
                                                                     (Unaudited)
                                                     -----------------------------------------
                                                              At                     At
                                                           March 31,            December 31,
                                                             1999                   1998
                                                     -------------------    ------------------
                                                               (Dollars in thousands)
Banking Platform                                              $3,880,901            $3,816,993
Home Equity Platform                                             644,589               657,148
Auto Platform                                                    595,809               570,128
Commercial Platform                                              106,419                94,888
                                                     -------------------    ------------------
Total                                                         $5,227,718            $5,139,157
                                                     ===================    ==================

  The following table illustrates average interest-earning assets, excluding the Company's auto-related operating leased assets, by platform, for the periods indicated:

                                                     -------------------------------------------
                                                            Three Months Ended (Unaudited)
                                                     -------------------------------------------
                                                           March 31,              March 31,
                                                             1999                    1998
                                                     -------------------    --------------------
                                                                (Dollars in thousands)
Banking Platform                                              $3,788,276              $4,442,168
Home Equity Platform                                             649,865                 180,827
Auto Platform                                                    583,760                 351,180
Commercial Platform                                               98,892                  53,040
                                                     -------------------    --------------------
Total                                                         $5,120,793              $5,027,215
                                                     ===================    ====================

Banking Platform

  The Banking Platform's net interest margin for the first quarter of 1999 was 2.41% as compared with 2.25% for the first quarter of 1998. The increase in net interest margin was primarily due to a decrease in the Company's funding costs, partially offset by declining asset yields. The declining asset yields resulted from continued prepayments of mortgage loans and mortgage-backed securities combined with the purchase of $200 million of lower-yielding residential mortgage loans in June 1998, primarily to assist Bay View Bank in meeting its Community Reinvestment Act requirements.

Home Equity Platform

  The Home Equity Platform's net interest margin for the first quarter of 1999 was 5.04% as compared with 5.54% for the first quarter of 1998. The decrease in net interest margin was primarily due to purchases of higher-quality high loan-to-value home equity loans with lower yields during the second and third quarters of 1998, partially offset by a decrease in the Company's funding costs.

  At March 31, 1999, the Home Equity Platform included $471 million in high loan-to-value home equity loans as compared with $189 million at March 31, 1998. At March 31, 1999, the combined loan-to-value ratio for the Company's high loan-to-value home equity loan portfolio was approximately 114%. The Company's underwriting standards for high loan-to-value home equity loans focus on the borrower's ability to repay, as demonstrated by debt-to-income ratios, as well as the borrower's willingness to repay, as demonstrated by Fair, Isaac Credit Bureau (sometimes referred to as "FICO") scores. At March 31, 1999, the Company's high loan-to-value home equity loan portfolio had an average debt-to-income ratio of approximately 39% and an average FICO score of approximately 670.

Auto Platform

  The Auto Platform's net interest margin for the first quarter of 1999 was 4.28% as compared with 7.32% for the first quarter of 1998. The decrease in net interest margin was largely due to lower asset yields combined with the funding costs associated with the platform's leasing activities, partially offset by lower funding costs. The lower asset yields were largely attributable to the platform's continuing migration to higher-quality, yet lower-yielding loans along with the yield compression associated with increased competition within the industry. The Auto Platform's net interest margin, calculated in accordance with generally accepted accounting principles (sometimes referred to as "GAAP"), excludes the income impact associated with the platform's auto leasing activities, which commenced operations effective April 1, 1998, but includes the interest expense associated with the deposits and borrowings utilized to fund these assets. As the auto leases are accounted for as operating leases, the rental income is reflected in noninterest income and the related expenses, including depreciation expense, are reflected as noninterest expense, in accordance with GAAP. For a discussion of normalized net interest income and net interest margin, which includes the income impact associated with the platform's auto leasing activities, see "Non-GAAP Performance Measures - Normalized Net Interest Income and Net Interest Margin."

  During the first quarter of 1999, the Auto Platform generated $175 million in motor vehicle loans and leases as compared with $118 million during the first quarter of 1998. The totals for the first quarter of 1999 included $87 million in auto loans, with an average FICO score of 715, and $88 million in auto leases, with an average FICO score of 734.

Commercial Platform

  The Commercial Platform's net interest margin for the first quarter of 1999 was 12.59% as compared with 19.01% for the first quarter of 1998. The decrease in net interest margin was a result of most of the platform's growth being comprised of asset-based loans and equipment leases which generate lower yields relative to the platform's factoring activities, partially offset by lower funding costs.

Prepayments

  Prepayments, including normal amortization, for the first quarter of 1999 were approximately $410 million, representing an annualized rate of 33.0%, as compared with approximately $360 million during the first quarter of 1998, representing an annualized rate of 29.0%. The high level of prepayments during the first quarter of 1999, most of which related to lower-yielding mortgage-based assets, was more than offset by loan and lease originations and purchases of nearly $650 million in higher-yielding consumer and commercial assets during this same period.

Average Balance Sheet

  The following table illustrates average yields on the Company's interest-earning assets and average rates on the Company's interest-bearing liabilities for the periods indicated. These average yields and rates were calculated by dividing interest income by the average balance of interest-earning assets and by dividing interest expense by the average balances of interest-bearing liabilities, for the periods indicated. Average balances of interest-earning assets and interest-bearing liabilities were calculated by averaging the relevant month-end amounts for the respective periods.

                                                                    Average Balances, Yields and Rates (Unaudited)
                                                 ----------------------------------------------------------------------------------
                                                        Three Months Ended                               Three Months Ended
                                                          March 31, 1999                                   March 31, 1998
                                                 ----------------------------------------      ------------------------------------
                                                     Average                     Average        Average                    Average
                                                     Balance      Interest     Yield/Rate       Balance      Interest    Yield/Rate
                                                 ----------------------------------------      ------------------------------------
                                                                                (Dollars in thousands)
Assets
------
Interest-earning assets:
Loans and leases receivable                         $4,264,502     $ 87,118          8.22%     $3,953,437     $81,257          8.24%
Mortgage-backed securities /(1)/                       598,630        9,398          6.28         908,955      15,255          6.71
Investments /(1)/                                      257,661        3,505          5.13         164,823       2,551          6.26
                                                 -------------   ----------    ----------      ----------   ---------   -----------
Total interest-earning assets                        5,120,793     $100,021          7.84%      5,027,215     $99,063          7.90%
                                                                 ==========    ==========                   =========   ===========
Other assets                                           481,239                                    362,316
                                                 -------------                                 ----------
Total assets                                        $5,602,032                                 $5,389,531
                                                 =============                                 ==========


Liabilities and Stockholders' Equity
------------------------------------
Interest-bearing liabilities:
  Deposits                                          $3,296,261     $ 33,602          4.13%     $3,601,041     $40,996          4.62%
  Borrowings /(2)/                                   1,813,731       25,636          5.70       1,317,764      21,133          6.46
                                                 -------------   ----------    ----------      ----------   ---------   -----------
Total interest-bearing liabilities                   5,109,992     $ 59,238          4.69%      4,918,805     $62,129          5.11%
                                                                 ==========    ==========                   =========   ===========
Other liabilities                                      111,889                                     84,342
                                                 -------------                                 ----------
Total liabilities                                    5,221,881                                  5,003,147
Stockholders' equity                                   380,151                                    386,384
                                                 -------------                                 ----------
Total liabilities and stockholders' equity          $5,602,032                                 $5,389,531
                                                 =============                                 ==========
Net interest income/net interest spread                            $ 40,783          3.15%                    $36,934          2.79%
                                                                 ==========    ==========                   =========   ===========
Net interest earning assets                         $   10,801                                 $  108,410
                                                 =============                                 ==========
Net interest margin /(3)/                                                            3.16%                                     2.90%
                                                                               ==========                               ===========

/(1)/ Average balances and yields for mortgage-backed securities and investment securities classified as available-for-sale are based on historical amortized cost.
/(2)/ Interest expense for borrowings includes interest expense on interest rate swaps of $1.0 million for the three months ended March 31, 1999 and $611,000 for the three months ended March 31, 1998.
/(3)/ Annualized net interest income divided by average interest-earning assets.

Interest Income

Loans and Leases

  Interest income on loans and leases was $87.1 million for the first quarter of 1999 as compared with $81.3 million for the first quarter of 1998. The average yield on loans and leases was 8.22% for the first quarter of 1999 as compared with 8.24% for the first quarter of 1998. The increase in interest income on loans and leases for the first quarter of 1999, as compared with the first quarter of 1998, was primarily due to higher average balances of loans and leases resulting from internally generated loan and lease growth supplemented by loan purchases.

  The following table illustrates interest income on loans and leases, by platform, for the periods indicated:

                                      -------------------------------------------------------------------------------------
                                                                   Three Months Ended (Unaudited)
                                      -------------------------------------------------------------------------------------
                                                    March 31, 1999                                March 31, 1998
                                      ----------------------------------------      ---------------------------------------
                                                                   Average                                      Average
                                             Amount                 Yield                 Amount                 Yield
                                      ------------------     -----------------      -----------------     -----------------
                                                                      (Dollars in thousands)

Banking Platform                                 $54,992                  7.53%               $64,985                  7.71%
Home Equity Platform                              15,884                  9.79                  4,835                 10.74
Auto Platform                                     12,390                  8.67                  8,573                 10.04
Commercial Platform                                3,852                 15.80                  2,864                 21.90
                                      ------------------     -----------------      -----------------     -----------------
Total                                            $87,118                  8.22%               $81,257                  8.24%
                                      ==================     =================      =================     =================

  While each platform's average loan and lease yield decreased for the first quarter of 1999, as compared with the first quarter of 1998, the Company's total average loan and lease yield remained relatively constant. This was a result of the change in the Company's mix of loans and leases. Specifically, the average balance of interest-earning assets within the Banking Platform decreased for the first quarter of 1999, as compared with the first quarter of 1998, while the average balances of interest-earning assets in the higher-yielding Home Equity, Auto and Commercial Platforms increased during this same period.

Banking Platform
----------------

  The Banking Platform's average loan yield for the first quarter of 1999 was 7.53% as compared with 7.71% for the first quarter of 1998. The decrease in the platform's average loan yield for the first quarter of 1999, as compared with the first quarter of 1998, was primarily due to the impact of continued prepayments of mortgage loans combined with the purchase of $200 million of lower-yielding residential mortgage loans in June 1998, primarily to assist Bay View Bank in meeting its Community Reinvestment Act requirements.

Home Equity Platform
--------------------

  The Home Equity Platform's average loan yield for the first quarter of 1999 was 9.79% as compared with 10.74% for the first quarter of 1998. The decrease in the platform's average loan yield for the first quarter of 1999, as compared with the first quarter of 1998, was primarily due to purchases of higher-quality high loan-to-value home equity loans with lower yields during the second and third quarters of 1998.

Auto Platform
-------------

  The Auto Platform's average loan yield for the first quarter of 1999 was 8.67% as compared with 10.04% for the first quarter of 1998. The decrease in the platform's average loan yield for the first quarter of 1999, as compared with the first quarter of 1998, was primarily due to lower asset yields on auto loan originations and purchases. The lower yields were largely attributable to the platform's continuing migration to higher-quality, yet lower-yielding loans along with the yield compression associated with increased competition within the industry.

Commercial Platform
-------------------

  The Commercial Platform's average loan and lease yield for the first quarter of 1999 was 15.80% as compared with 21.90% for the first quarter of 1998. The decrease in the platform's average loan yield for the first quarter of 1999, as compared with the first quarter of 1998, was a result of most of the platform's growth being comprised of asset-based loans and equipment leases which generate lower yields relative to the platform's factoring activities.

Mortgage-Backed Securities

  Interest income on mortgage-backed securities for the first quarter of 1999 was $9.4 million as compared with $15.3 million for the first quarter of 1998. The average yield on mortgage-backed securities was 6.28% for the first quarter of 1999 as compared with 6.71% for the first quarter of 1998. The decreases in interest income and average yield on mortgage-backed securities for the first quarter of 1999, as compared with the first quarter of 1998, were primarily due to continued prepayments of mortgage-backed securities, partially offset by purchases of higher-yielding collateralized mortgage obligations during the latter half of 1998.

Investment Securities

  Interest and dividend income on investment securities for the first quarter of 1999 was $3.5 million as compared with $2.6 million for the first quarter of 1998. The average yield on investment securities for the first quarter of 1999 was 5.13% as compared with 6.26% for the first quarter of 1998. The increase in interest and dividend income on investment securities for the first quarter of 1999, as compared with the first quarter of 1998, was primarily due to higher average balances resulting from the Company's funding and investment management activities. The decrease in the average yield on investment securities was primarily due to the impact of the recent interest rate environment.

Interest Expense

Deposits

  Interest expense on deposits was $33.6 million for the first quarter of 1999 as compared with $41.0 million for the first quarter of 1998. The cost of deposits was 4.13% for the first quarter of 1999 as compared with 4.62% for the first quarter of 1998. The decrease in interest expense was due to decreases in both average deposit balances and the cost of deposits. The decrease in the average deposit balances for the first quarter of 1999, as compared with the first quarter of 1998, was primarily a result of the Company's deposit pricing strategies and, specifically, de-emphasizing higher-cost certificates of deposit. The decrease in the cost of deposits for the first quarter of 1999, as compared with the first quarter of 1998, resulted from a combination of factors, including an increase in lower-cost transaction accounts and the Company's deposit pricing strategies.

  The Company's cost of deposits for the month of March 1999 was 4.09%. This cost was 43 basis points below the Eleventh District Cost of Funds Index (sometimes referred to as "COFI") of 4.52% for March 1999. Transaction account balances as a percentage of retail deposits were 53.2% at March 31, 1999 as compared with 49.8% at December 31, 1998 and 34.6% at December 31, 1997.

  The following table summarizes the cost of deposits versus COFI and transaction accounts as a percentage of retail deposits for the periods indicated:

                                     -----------------------------------------------------------------
                                                       Three Months Ended (Unaudited)
                                     -----------------------------------------------------------------
                                           March 31,             December 31,           December 31,
                                             1999                   1998                   1997
                                     ------------------     -------------------     ------------------
Cost of deposits                                   4.09%                   4.20%                  4.71%
COFI                                               4.52%                   4.66%                  4.95%
                                     ------------------     -------------------     ------------------
Spread below COFI                                 (0.43)                  (0.46)                 (0.24)
                                     ==================     ===================     ==================

Transaction accounts as a
     percentage of retail deposits                 53.2%                   49.8%                  34.6%
                                     ==================     ===================     ==================

  While the spread below COFI for the Company's deposits was 43 basis points for the month of March 1999, the spread for the original Bay View Bank branches, on a standalone basis, was 57 basis points below COFI for the month of March 1999. The cost of deposits for the original EurekaBank branches, on a standalone basis, was 37 basis points below COFI for the month of March 1999, reflecting EurekaBank's higher deposit pricing structure. Since the acquisition of EurekaBank effective January 2, 1998, the Company has reduced the cost of the EurekaBank deposits, along with the cost of the Bay View Bank deposits, consistent with the Company's overall deposit pricing strategies. The Company expects that the cost of deposits for the original EurekaBank branches will continue to decrease to levels consistent with the original Bay View Bank branches.

  The following table summarizes the cost of deposits versus COFI for the original Bay View Bank branches and EurekaBank branches for the periods indicated:

                                     ----------------------------------------------------------------------------------------
                                                                 Three Months Ended (Unaudited)
                                     ----------------------------------------------------------------------------------------
                                          March 31,             December 31,            September 30,             June 30,
                                             1999                   1998                     1998                   1998
                                     -----------------      ------------------      -------------------     -----------------
Cost of deposits -- BVB                           3.95%                   3.97%                    4.12%                 4.22%
Cost of deposits -- EurekaBank                    4.15%                   4.28%                    4.46%                 4.56%
COFI                                              4.52%                   4.66%                    4.88%                 4.88%
                                     -----------------      ------------------      -------------------     -----------------
   Spread below COFI -- BVB                      (0.57)                  (0.69)                   (0.76)                (0.66)
                                     =================      ==================      ===================     =================
   Spread below COFI -- EurekaBank               (0.37)                  (0.38)                   (0.42)                (0.32)
                                     =================      ==================      ===================     =================
   Difference                                     0.20                    0.31                     0.34                  0.34
                                     =================      ==================      ===================     =================

Borrowings

  Interest expense on the Company's borrowings was $25.6 million for the first quarter of 1999 as compared with $21.1 million for the first quarter of 1998. The average cost of borrowings was 5.70% for the first quarter of 1999 as compared with 6.46% for the first quarter of 1998. The increase in interest expense on borrowings for the first quarter of 1999, as compared with the first quarter of 1998, was primarily due to a higher level of Federal Home Loan Bank advances outstanding during the first quarter of 1999. Higher levels of Federal Home Loan Bank advances were required due to the growth in the

Company's balance sheet combined with the decrease in the Company's average deposit balances as discussed above. This volume-related increase in interest expense was partially offset by a decline in the cost of borrowings attributable to lower market interest rates and the Company's refinancing and extending of maturities on a significant portion of our Federal Home Loan Bank advances portfolio in October 1998. The 5.70% cost of borrowings for the first quarter of 1999, in accordance with GAAP, does not include the impact of the cost associated with the $90 million of Capital Securities issued on December 21, 1998. Had this expense been included, the Company's cost of borrowings for the first quarter of 1999 would have been 5.90%, representing an increase of 20 basis points.

Changes in Rate and Volume

  The following table illustrates the changes in net interest income due to changes in the rate and volume of the Company's interest-earning assets and interest-bearing liabilities for the three-month period ended March 31, 1999 as compared with the three-month period ended March 31, 1998. Changes in rate and volume which cannot be segregated (e.g., changes in average interest rate multiplied by average portfolio balance) have been allocated proportionately between the change in rate and the change in volume.

                                         ----------------------------------------------------------------------------
                                                     Three Months Ended March 31, 1999 vs. 1998 (Unaudited)
                                         ----------------------------------------------------------------------------
                                                   Rate                      Volume                      Total
                                                 Variance                   Variance                    Variance
                                         ---------------------      ----------------------      ---------------------
                                                                     (Dollars in thousands)
Interest income:
   Loans and leases                                    $  (187)                    $ 6,048                    $ 5,861
   Mortgage-backed securities                             (926)                     (4,931)                    (5,857)
   Investment securities                                  (450)                      1,404                        954
                                         ---------------------      ----------------------      ---------------------
                                                        (1,563)                      2,521                        958
                                         ---------------------      ----------------------      ---------------------
Interest expense:
   Deposits                                             (4,112)                     (3,282)                    (7,394)
   Borrowings                                           (2,048)                      6,551                      4,503
                                         ---------------------      ----------------------      ---------------------
                                                        (6,160)                      3,269                     (2,891)
                                         ---------------------      ----------------------      ---------------------
Net interest income                                    $ 4,597                     $  (748)                   $ 3,849
                                         =====================      ======================      =====================

Provision for Losses on Loans and Leases

          The provision for losses on loans and leases was $5.3 million for the first quarter of 1999 as compared with $660,000 for the first quarter of 1998. The increase in the provision for losses on loans and leases for the first quarter of 1999, as compared with the first quarter of 1998, was a result of both the higher net charge-offs in the Company's Home Equity Platform and Auto Platform combined with the continued transformation of the Company's balance sheet to a more commercial bank-like balance sheet. While the Home Equity Platform and Auto Platform loan and lease portfolios have higher net charge-offs, they continue to provide net risk-adjusted yields superior to those provided by the Company's mortgage-based assets. You should also read the section "Balance Sheet Analysis Allowance for Loan and Lease Losses" for further discussion of the provision for losses on loans and leases.

Noninterest Income

  Noninterest income for the first quarter of 1999 was $16.0 million as compared with $4.2 million for the first quarter of 1998. The increase in noninterest income for the first quarter of 1999, as compared with the first quarter of 1998, was largely attributable to leasing income, resulting from the Company's auto leasing activities which commenced operations effective April 1, 1998, an increase in other noninterest income resulting from a $1.1 million state tax refund recognized, due to a favorable ruling on a tax refund claim for taxable years otherwise closed, and an increase in the Banking Platform's commission income related to its sale of uninsured investment products.

Noninterest Expense

General and Administrative Expenses

  General and administrative expenses for the first quarter of 1999 were $26.2 million as compared with $27.7 million for the first quarter of 1998. The lower level of general and administrative expenses for the first quarter of 1999, as compared with the first quarter of 1998, was largely attributable to the net effect of $3.4 million in special mention items incurred during the first quarter of 1998, representing primarily $2.1 million in EurekaBank acquisition-related expenses incurred by the Banking Platform and $1.2 million in corporate-wide process and systems re-engineering costs, partially offset by the continued growth in the Company's business platforms, by inflationary pressures, including the Company's annual salary increases which were effective March 1, 1998 and 1999, and by the impact of approximately $900,000 in special mention items incurred during the first quarter of 1999. Special mention items for the first quarter of 1999 included approximately $440,000 in severance payments and costs associated with restructuring activities in the Auto Platform, approximately $380,000 in collection-based fees associated with the $1.1 million state tax refund recognized by the Banking Platform, as discussed above, and approximately $115,000 in corporate-wide third-party Year 2000 compliance-related costs.

  The following table illustrates general and administrative expenses, by platform, for the periods indicated:

                                                      -------------------------------------------
                                                             Three Months Ended (Unaudited)
                                                      -------------------------------------------
                                                            March 31,              March 31,
                                                               1999                  1998
                                                      --------------------    -------------------
                                                                 (Dollars in thousands)

Banking Platform                                                   $14,277                $15,191
Home Equity Platform                                                 1,026                    342
Auto Platform                                                        4,003                  3,831
Commercial Platform                                                  1,920                  2,003
                                                      --------------------    -------------------
Total                                                               21,226                 21,367
Indirect corporate overhead /(1)/                                    4,930                  6,375
                                                      --------------------    -------------------
Total                                                              $26,156                $27,742
                                                      ====================    ===================

/(1)/ Amount represents indirect corporate expenses not specifically identifiable with, or allocable to, the Company's business platforms.

  The following table illustrates general and administrative expenses, excluding the special mention items as previously discussed, by platform, for the periods indicated:

                                                      -------------------------------------------
                                                             Three Months Ended (Unaudited)
                                                      -------------------------------------------
                                                            March 31,               March 31,
                                                               1999                   1998
                                                      --------------------    -------------------
                                                                 (Dollars in thousands)

Banking Platform                                                   $13,900                $13,093
Home Equity Platform                                                 1,026                    342
Auto Platform                                                        3,564                  3,765
Commercial Platform                                                  1,920                  2,003
                                                      --------------------    -------------------
Total                                                               20,410                 19,203
Indirect corporate overhead /(1)/                                    4,813                  5,175
                                                      --------------------    -------------------
Total                                                              $25,223                $24,378
                                                      ====================    ===================

/(1)/ Amount represents indirect corporate expenses not specifically identifiable with, or allocable to, the Company's business platforms.

  The increase in general and administrative expenses, excluding special mention items, for the Banking Platform for the first quarter of 1999, as compared with the first quarter of 1998, was primarily due to inflationary pressures, including the Company's annual salary increases which were effective March 1, 1998 and 1999. The increase in general and administrative expenses, excluding special mention items, for the Home Equity Platform for the first quarter of 1999, as compared with the first quarter of 1998, was primarily due to increased costs associated with the significant increase in the Home Equity Platform's average loan balance. The decreases in general and administrative expenses, excluding special mention items, for the Auto Platform and the Commercial Platform for the first quarter of 1999, as compared with the first quarter of 1998, were primarily due to efficiencies realized in integrating the operations of these platforms within the operations of the Company and other cost savings initiatives.

  The following table illustrates the ratio of general and administrative expenses to average total assets, including securitized assets, on an annualized basis for the periods indicated:

                                                          --------------------------------------
                                                               Three Months Ended (Unaudited)
                                                          --------------------------------------
                                                             March 31,              March 31,
                                                               1999                   1998
                                                          ----------------      ----------------
                                                                  (Dollars in thousands)

General and administrative expenses                             $   26,156            $   27,742
Average total assets, including securitized assets              $5,671,972            $5,389,531
                                                          ----------------      ----------------
Annualized general and administrative expenses to
   average total assets, including securitized assets                 1.84%                 2.06%
                                                          ================      ================

  The decrease in the ratio of annualized general and administrative expenses to average total assets, including securitized assets, for the first quarter of 1999, as compared with the first quarter of 1998, was largely attributable to lower general and administrative expenses (as discussed above) combined with an increase in average total assets.

  The following table illustrates the ratio of general and administrative expenses to average interest-earning assets, including the Company's auto-related operating leased assets and securitized assets, by platform, on an annualized basis for the periods indicated:

                                                     ---------------------------------------------
                                                              Three Months Ended (Unaudited)
                                                     ---------------------------------------------
                                                            March 31,                March 31,
                                                              1999                      1998
                                                     --------------------      -------------------
Banking Platform                                                     1.51%                    1.37%
Home Equity Platform                                                 0.63%                    0.76%
Auto Platform                                                        1.83%                    3.11%
Commercial Platform                                                  7.77%                   15.11%

  The increase in the ratio of annualized general and administrative expenses to average interest-earning assets for the Banking Platform was a result of a decrease in average interest-earning assets due to continued prepayments, partially offset by lower general and administrative expenses. Conversely, the decreases in the ratios for the Home Equity and Auto Platforms were due to higher average interest-earning assets due to growth in these platforms, partially offset by higher general and administrative expenses. The decrease in the ratio for the Commercial Platform was due to a combination of higher average interest-earnings assets due to platform growth and slightly lower general and administrative expenses.

  Another measure that management uses to monitor the Company's level of general and administrative expenses is the efficiency ratio. The efficiency ratio is calculated by dividing the amount of general and administrative expenses by operating revenues, defined as net interest income, as adjusted to include the costs associated with the Capital Securities, loan fees and charges, the excess of the Company's leasing-related rental income over leasing-related depreciation expense, and other noninterest income, excluding securities gains and losses. This ratio reflects the level of general and administrative expenses required to generate $1 of operating revenue.

  The following table illustrates the efficiency ratio for the periods indicated:

                                                     ---------------------------------------------
                                                              Three Months Ended (Unaudited)
                                                     ---------------------------------------------
                                                            March 31,                March 31,
                                                              1999                      1998
                                                     --------------------      -------------------
                                                                 (Dollars in thousands)

General and administrative expenses                               $26,156                  $27,742
Operating revenues, as defined                                    $48,707                  $41,136
                                                     --------------------      -------------------
Efficiency ratio                                                     53.7%                    67.4%
                                                     ====================      ===================

  The improvement in the efficiency ratio for the first quarter of 1999, as compared with the first quarter of 1998, was primarily due to higher net interest income, net leasing-related income related to the Company's auto leasing activities which commenced operations effective April 1, 1998, higher other noninterest income, and lower general and administrative expenses, partially offset by costs associated with the Capital Securities issued in December 1998.

Capital Securities

  On December 21, 1998, the Company issued $90 million in Capital Securities through Bay View Capital I, a business trust formed by the Company to issue the securities. The Capital Securities, which were sold in an underwritten public offering, pay quarterly cumulative cash distributions at an annual rate of 9.76% of the liquidation value of $25 per share. Dividend expense on the Capital Securities was $2.2 million for the first quarter of 1999.

Leasing Expenses

  Leasing expenses represent expenses related to the Company's auto leasing activities which began in April 1998. Because the leases are accounted for as operating leases, the corresponding assets are capitalized and depreciated down to their estimated residual values over their lease terms. This depreciation expense is included in leasing expenses, along with the amortization of capitalized initial direct lease costs. Leasing expenses were $6.7 million for the first quarter of 1999.

Real Estate Owned Operations and Net Losses (Recoveries) on Real Estate

  The net expense related to the Company's real estate owned operations, including net losses (recoveries) on real estate, for the first quarter of 1999 was $34,000 as compared with $13,000 for the first quarter of 1998. The increase in expense for the first quarter of 1999, as compared with the first quarter of 1998, was primarily due to $24,000 in net recoveries realized during the first quarter of 1998.

Amortization of Intangible Assets

  Amortization expense related to intangible assets was $2.9 million for the first quarter of 1999 as compared with $2.7 million for the first quarter of 1998. The increase in amortization expense for the first quarter of 1999, as compared with the first quarter of 1998, was primarily due to the effect of various purchase accounting adjustments, primarily related to tax items, made throughout 1998 that impacted the level of goodwill generated from the Company's January 2, 1998 acquisition of EurekaBank.

Income Tax Expense

  Income tax expense was $6.3 million for the first quarter of 1999 as compared with $4.9 million for the first quarter of 1998. The Company's effective tax rate was 46.9% for the first quarter of 1999 as compared with 49.3% for the first quarter of 1998. The decrease in the effective tax rate for the first quarter of 1999, as compared with the first quarter of 1998, was primarily due to a decrease in the impact of nondeductible goodwill amortization resulting from the higher level of pre-tax income for the first quarter of 1999 as compared with the first quarter of 1998.

                         Non-GAAP Performance Measures

  The following measures of tangible cash earnings, normalized net interest income and normalized net interest margin, and their corresponding ratios, are not measures of performance in accordance with GAAP. These measures should not be considered alternatives to net income, net interest income and net interest margin as an indicator of the Company's operating performance. These measures are included because we believe they are useful tools to assist you in assessing our performance and trends. These measures may not be comparable to similarly titled measures reported by other companies.

Tangible Cash Earnings

  Tangible cash earnings represent net income excluding charges related to the amortization of intangible assets, largely goodwill.

  The following table illustrates the reconciliation of net income to tangible cash earnings, and the corresponding performance return measures, for the periods indicated:

                                                            -------------------------------------------------------
                                                                          Three Months Ended (Unaudited)
                                                            -------------------------------------------------------
                                                                    March 31,                       March 31,
                                                                       1999                           1998
                                                            -----------------------        ------------------------
                                                                          (Dollars in thousands, except
                                                                               per share amounts)

Net income /(1)/                                                             $7,133                          $5,060
Amortization of intangible assets, net of tax                                 2,511                           2,403
                                                            -----------------------        ------------------------
Tangible cash earnings                                                       $9,644                          $7,463
                                                            =======================        ========================

Earnings per diluted share                                                   $ 0.37                          $ 0.24
                                                            =======================        ========================
Tangible cash earnings per diluted share                                     $ 0.50                          $ 0.36
                                                            =======================        ========================

Return on average assets/(2)/                                                  0.51%                           0.38%
                                                            =======================        ========================
Return on average equity/(2)/                                                  7.51%                           5.24%
                                                            =======================        ========================

Tangible cash return on average assets/(3)/                                    0.69%                           0.55%
                                                            =======================        ========================
Tangible cash return on average equity/(3)/                                   10.15%                           7.73%
                                                            =======================        ========================

Tangible cash return on average tangible assets/(4)/                           0.71%                           0.57%
                                                            =======================        ========================
Tangible cash return on average tangible equity/(4)/                          15.58%                          12.13%
                                                            =======================        ========================

/(1)/ Net income for the periods indicated includes certain special mention items, as discussed above.
/(2)/ Return on average assets is defined as net income divided by average assets. Return on average equity is defined as net income divided by average equity.
/(3)/ Tangible cash return on average assets is defined as tangible cash earnings divided by average assets. Tangible cash return on average equity is defined as tangible cash earnings divided by average equity.
/(4)/ Tangible cash return on average tangible assets is defined as tangible cash earnings divided by average tangible assets. Tangible cash return on average tangible equity is defined as tangible cash earnings divided by average tangible equity. Average tangible assets is defined as average assets less average intangible assets. Average tangible equity is defined as average equity less average intangible assets.

Normalized Net Interest Income and Net Interest Margin

  Normalized net interest income and net interest margin include net rental income from the Company's auto leasing activities (i.e., the excess of rental income over depreciation expense on auto-related operating leased assets), which are principally funded by the Company's deposits, and also include expenses related to the Company's Capital Securities. As the Company's auto leases are accounted for as operating leases, the rental income is reflected as noninterest income and the related expenses, including depreciation expense, are reflected as noninterest expenses, in accordance with GAAP. Normalized net interest income for the first quarter of 1999 was $42.4 million as compared with $36.9 million for the first quarter of 1998. Normalized net interest margin for the first quarter of 1999 was 3.15% as compared with 2.90% for the first quarter of 1998.

  The following table illustrates normalized net interest income and net interest margin, by platform, for the periods indicated:

                         -----------------------------------------------------------------------------
                                                  Three Months Ended (Unaudited)
                         -----------------------------------------------------------------------------
                                      March 31, 1999                           March 31, 1998
                         -------------------------------------     -----------------------------------
                             Normalized          Normalized          Normalized          Normalized
                                 Net                Net                 Net                Net
                              Interest           Interest            Interest            Interest
                               Income             Margin              Income              Margin
                         -----------------    ----------------     ---------------    ----------------
                                                     (Dollars in thousands)

Banking Platform                   $21,670                2.22%            $25,577                2.25%
Home Equity Platform                 7,800                4.81%              2,518                5.54%
Auto Platform                        9,963                5.02%              6,353                7.32%
Commercial Platform                  3,008               12.38%              2,486               19.01%
                         -----------------    ----------------     ---------------    ----------------
Total                              $42,441                3.15%            $36,934                2.90%
                         =================    ================     ===============    ================

  The increase in normalized net interest income and net interest margin for the first quarter of 1999, as compared with the first quarter of 1998, was largely attributable to net rental income from the Company's auto leasing activities and a decrease in the Company's funding costs. Normalized net interest margin for the month of March 1999 was 3.19%.

                             Balance Sheet Analysis

          The Company's total assets were $5.8 billion at March 31, 1999 as compared with $5.6 billion at December 31, 1998. The increase in total assets was largely due to loan and lease originations and purchases of approximately $650 million during the first quarter of 1999 exceeding prepayments on loans and mortgage-backed securities of approximately $410 million during this same period. Loan purchases for the first quarter of 1999 included approximately $330 million in franchise loans purchased from FMAC in connection with the Company's pending acquisition of FMAC.

Securities

          The Company maintains a portfolio of mortgage-backed securities, including securities issued by Freddie Mac, Fannie Mae and the Government National Mortgage Association and senior tranches of collateralized mortgage obligations.

  The following table illustrates the Company's securities portfolio as of the dates indicated:

                                   --------------------------------------------------------------------------------------
                                                                         (Unaudited)
                                   --------------------------------------------------------------------------------------
                                                March 31, 1999                               December 31, 1998
                                   ---------------------------------------      -----------------------------------------
                                        Amortized               Fair                  Amortized                Fair
                                          Cost                 Value                    Cost                  Value
                                   -----------------    ------------------      -------------------    ------------------
                                                                    (Dollars in thousands)
Available-for-sale
------------------
Investment securities                       $  5,200              $  4,932                 $  5,544              $  5,319
Mortgage-backed securities:
   Issued by Freddie Mac, Fannie
    Mae and the Government
    National Mortgage Association             12,386                12,364                   13,257                13,143
   Collateralized mortgage
    obligations                                  419                   419                      473                   473
                                   -----------------    ------------------      -------------------    ------------------
                                              12,805                12,783                   13,730                13,616
                                   -----------------    ------------------      -------------------    ------------------

Held-to-maturity
----------------
Mortgage-backed securities:
   Issued by Freddie Mac, Fannie
    Mae and the Government
    National Mortgage Association            368,548               369,020                  403,512               402,740
   Issued by other financial
    intermediaries                            34,580                35,086                   41,759                42,349
   Collateralized mortgage
    obligations                              167,336               167,451                  176,502               176,283
                                   -----------------    ------------------      -------------------    ------------------
                                             570,464               571,557                  621,773               621,372
                                   -----------------    ------------------      -------------------    ------------------
                                            $588,469              $589,272                 $641,047              $640,307
                                   =================    ==================      ===================    ==================

  There were no sales or purchases of mortgage-backed securities during the first quarter of 1999. The decrease in mortgage-backed securities at March 31, 1999, as compared with December 31, 1998, was primarily due to prepayments.

Loans and Leases

  The following table illustrates the Company's loan and financing lease portfolio as of the dates indicated:

                                                          ------------------------------------------------------
                                                                                 (Unaudited)
                                                          ------------------------------------------------------
                                                                   March 31,                   December 31,
                                                                     1999                          1998
                                                          ------------------------      ------------------------
                                                                           (Dollars in thousands)
Banking Platform:
   Mortgage loans
     Single-family                                                      $1,359,710                    $1,515,413
     Multi-family                                                          997,227                     1,015,980
     Commercial real estate                                                341,076                       338,220
                                                          ------------------------      ------------------------
   Total mortgage loans                                                  2,698,013                     2,869,613
   Franchise loans                                                         327,148                             -
   Other                                                                    60,567                        57,361
                                                          ------------------------      ------------------------
Total Banking Platform                                                   3,085,728                     2,926,974
Home Equity Platform                                                       611,445                       622,797
Auto Platform                                                              578,402                       546,806
Commercial Platform                                                        106,419                        94,888
                                                          ------------------------      ------------------------
Total loans and leases, gross                                            4,381,994                     4,191,465
Premiums and discounts and deferred fees and costs                          55,132                        45,209
Allowance for losses on loans and leases                                   (44,147)                      (45,405)
                                                          ------------------------      ------------------------
Total loans and leases, net                                             $4,392,979                    $4,191,269
                                                          ========================      ========================

  Management's strategy is to supplement its loan and lease production with purchases of high-quality loans. The following table illustrates loans and leases originated and purchased, including auto-related operating leased assets, for the periods indicated:

                                                          -----------------------------------------------------
                                                                      Three Months Ended (Unaudited)
                                                          -----------------------------------------------------
                                                                  March 31,                    March 31,
                                                                     1999                         1998
                                                          ------------------------     ------------------------
                                                                          (Dollars in thousands)
Loan and Lease Originations:
   Real estate                                                            $ 48,646                     $ 26,733
   Home equity                                                              14,624                        5,143
   Motor vehicle                                                           162,671                       99,878
   Commercial                                                               43,176                        9,059
   Other                                                                     7,542                        1,613
                                                          ------------------------     ------------------------
Total Originations                                                         276,659                      142,426
                                                          ------------------------     ------------------------

Loan Purchases:
   Real estate                                                               8,712                        4,495
   Home equity                                                              17,895                      132,907
   Motor vehicle                                                            12,156                       17,987
   FMAC franchise loans                                                    329,523                            -
                                                          ------------------------     ------------------------
Total Purchases                                                            368,286                      155,389
                                                          ------------------------     ------------------------
Total                                                                     $644,945                     $297,815
                                                          ========================     ========================

   The Company's loan and lease production for the first quarter of 1999 was consistent with its strategy of focusing on generating high-quality consumer and commercial assets which provide higher risk-adjusted yields relative to mortgage-based assets combined with generating high-quality assets within the Banking Platform (e.g., multi-family mortgage, commercial real estate mortgage and business loans). Loan purchases for the first quarter of 1999 included $330 million in FMAC franchise loans purchased in connection with the Company's pending acquisition of FMAC. The real estate loans purchased were primarily to assist Bay View Bank in meeting its Community Reinvestment Act requirements.

Credit Quality

  The Company defines nonperforming assets as nonaccrual loans, real estate owned and other repossessed assets. The Company defines nonaccrual loans as loans 90 days or more delinquent as to principal and interest payments (unless the principal and interest are well secured and in the process of collection) and loans less than 90 days delinquent designated as nonperforming when the Company determines that the full collection of principal and/or interest is doubtful. Troubled debt restructurings are defined as loans that have been modified (due to borrower financial difficulties) to allow a stated interest rate and/or a monthly payment lower than those prevailing in the market.

  Overall credit quality has continued to remain strong as evidenced by the improving trends in nonperforming assets and delinquencies. The following table illustrates the Company's nonperforming assets and delinquencies:

                                                    -----------------------------------------
                                                                    (Unaudited)
                                                    -----------------------------------------
                                                         March 31,             December 31,
                                                            1999                   1998
                                                    ------------------     ------------------
                                                              (Dollars in thousands)

Nonaccrual loans and leases                                    $13,086                $14,700
Real estate owned                                                2,070                  2,666
Other repossessed assets                                         1,346                    654
                                                    ------------------     ------------------
Nonperforming assets                                            16,502                 18,020
Troubled debt restructurings                                       772                    777
                                                    ------------------     ------------------
Total                                                          $17,274                $18,797
                                                    ==================     ==================

  The following table illustrates, by platform, nonperforming assets and nonperforming assets as a percentage of total assets:

                                          -------------------------------------------------------------------
                                                                   Nonperforming Assets
                                                    as a Percentage of Consolidated Assets (Unaudited)
                                          -------------------------------------------------------------------
                                                    March 31, 1999                    December 31, 1998
                                          -------------------------------     -------------------------------
                                                                 (Dollars in thousands)

Banking Platform                                $12,400              0.22%           $15,293             0.27%
Home Equity Platform                              2,409              0.04              1,287             0.02
Auto Platform                                     1,094              0.02              1,090             0.02
Commercial Platform                                 599              0.01                350             0.01
                                          -------------    --------------     --------------    -------------
Total                                           $16,502              0.29%           $18,020             0.32%
                                          =============    ==============     ==============    =============

  The following table illustrates, by platform, loans and leases delinquent 60 days or more as a percentage of gross loans and leases:

                                     -------------------------------------------------------------------
                                                  Loans and Leases Delinquent 60 Days or More
                                                   as a Percentage of Gross Loans and Leases
                                                                 (Unaudited)
                                     -------------------------------------------------------------------
                                               March 31, 1999                    December 31, 1998
                                     -------------------------------     -------------------------------
                                                            (Dollars in thousands)

Banking Platform                           $13,231              0.30%           $15,928             0.38%
Home Equity Platform                         7,239              0.16              4,048             0.09
Auto Platform                                1,299              0.03              1,676             0.04
Commercial Platform                            237              0.01                350             0.01
                                     -------------    --------------     --------------    -------------
Total                                      $22,006              0.50%           $22,002             0.52%
                                     =============    ==============     ==============    =============

Allowance for Loan and Lease Losses

  The Company conducts an ongoing review of its asset categories to assess the adequacy of the allowance for loan and lease losses, which is maintained at a level the Company believes is sufficient to cover estimated possible losses in the portfolios. In determining the level of the allowance for loan and lease losses, the Company considers a number of factors, including prevailing and anticipated economic conditions, historical loss experience, the levels of classified, nonperforming and delinquent assets, weighting by property type, portfolio trends, and other factors. The allowance for loan and lease losses at March 31, 1999 was $44.1 million as compared with $45.4 million at December 31, 1998. The decrease in the allowance for loan and lease losses at March 31, 1999, as compared with December 31, 1998, was a result of net charge-offs during the first quarter of 1999 exceeding the provision for loan and lease losses.
Net charge-offs for the first quarter of 1999 were $6.6 million, including approximately $1.5 million related to the Company's portfolio of high loan-to-value home equity loans acquired from Emergent Mortgage Corp. in August 1997 for $67 million. This portfolio of higher-yielding loans, totaling $36 million at March 31, 1999, also generates higher levels of charge-offs as a result of its lower average credit quality (e.g., average FICO score of 620).

  The following table illustrates the allowance for loan and lease losses as a percentage of nonperforming assets, gross loans and leases and consolidated assets, respectively:

                                ------------------------------------------------------------------
                                           Allowance for Loan and Lease Losses as a
                                           Percentage of Specified Assets (Unaudited)
                                ------------------------------------------------------------------
                                         March 31, 1999                    December 31, 1998
                                ------------------------------     -------------------------------
                                     Assets           Percent           Assets            Percent
                                ---------------    -----------     ---------------    ------------
Nonperforming assets                 $   16,502            268%         $   18,020             252%

Gross loans and leases               $4,381,994           1.01%         $4,191,465            1.08%

Consolidated assets                  $5,763,551           0.76%         $5,596,232            0.81%

  The decrease in the allowance for loan and lease losses as a percentage of gross loans and leases and consolidated assets as of March 31, 1999, as compared with December 31, 1998, was due to net charge-offs for the first quarter of 1999 exceeding the provision for loan and lease losses, combined with the growth in the balance sheet, including the FMAC franchise loans purchased during the latter part of the first of quarter of 1999.

  The following table illustrates the changes in the allowance for loan and lease losses for the periods indicated:

                                                --------------------------------------------------------------------
                                                                              (Unaudited)
                                                --------------------------------------------------------------------
                                                              Three Months Ended                       Year Ended
                                                --------------------------------------------     -------------------
                                                       March 31,               March 31,              December 31,
                                                         1999                    1998                    1998
                                                --------------------     -------------------     -------------------
                                                                        (Dollars in thousands)

Beginning balance                                            $45,405                 $38,458                $ 38,458
Reserves related to acquisitions                                   -                  11,374                  11,374
Charge-offs:
  Real estate and other                                         (394)                   (411)                 (2,053)
  Home equity                                                 (4,634)                 (1,278)                 (7,955)
  Auto                                                        (2,270)                 (2,002)                 (8,230)
  Commercial                                                    (104)                   (185)                   (828)
                                                --------------------     -------------------     -------------------
                                                              (7,402)                 (3,876)                (19,066)
Recoveries:
  Real estate and other                                          144                   1,663                   2,260
  Home equity                                                    187                       -                     457
  Auto                                                           502                     285                   2,632
  Commercial                                                       -                      71                     176
                                                --------------------     -------------------     -------------------
                                                                 833                   2,019                   5,525
Net charge-offs                                               (6,569)                 (1,857)                (13,541)
Provision for loan and lease losses                            5,311                     660                   9,114
                                                --------------------     -------------------     -------------------
Ending balance                                               $44,147                 $48,635                $ 45,405
                                                ====================     ===================     ===================
Net charge-offs to average loans and leases
 (annualized)                                                   0.62%                   0.19%                   0.32%
                                                ====================     ===================     ===================

  The Company's provision for loan and lease losses was $5.3 million for the first quarter of 1999, as compared with $660,000 for the first quarter of 1998. The increase in the provision for loan and lease losses for the first quarter of 1999, as compared with the first quarter of 1998, was a result of both the higher net charge-offs in the Company's Home Equity and Auto Platforms combined with the continued transformation of the Company's balance sheet to a more commercial bank-like balance sheet. While the Home Equity and Auto Platform portfolios have higher net charge-offs, they continue to provide net risk-adjusted yields superior to those provided by the Company's mortgage-based assets.

Deposits

  As a primary part of the Company's business, deposits are generated for the purpose of funding loans, leases and securities. The following table illustrates deposits as of the dates indicated:

                               ---------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
                               ---------------------------------------------------------------------------------------------------
                                                March 31, 1999                                  December 31, 1998
                               ------------------------------------------------     ----------------------------------------------
                                                      % of          Weighted                             % of           Weighted
                                                     Total          Average                              Total          Average
                                     Amount         Deposits          Rate               Amount         Deposits          Rate
                               ----------------  --------------   -------------     ---------------  --------------   ------------
                                                                    (Dollars in thousands)

Transaction accounts                 $1,750,875            52.4%           3.33%         $1,627,275            49.8%           3.15%
Retail certificates of deposit        1,542,688            46.1            5.03           1,642,362            50.2            5.20
Brokered certificates of
 deposit                                 49,723             1.5            5.10                   -               -               -
                               ----------------  --------------   -------------     ---------------  --------------   ------------
Total                                $3,343,286           100.0%           4.09%         $3,269,637           100.0%           4.20%
                               ================  ==============   =============     ===============  ==============   =============

Borrowings

  The Company utilizes collateralized advances from the Federal Home Loan Bank of San Francisco and other borrowings, such as senior and subordinated debt, capital securities, and securities sold under agreements to repurchase (also known as reverse repurchase agreements), on a collateralized and noncollateralized basis, for various purposes including the funding of loans, leases and securities as well as to support the Company in executing its business strategies.

  The following table illustrates outstanding borrowings as of the dates indicated:

                                                 ------------------------------------------------------------
                                                                          (Unaudited)
                                                 ------------------------------------------------------------
                                                        March 31, 1999                  December 31, 1998
                                                 ---------------------------      ---------------------------
                                                                     (Dollars in thousands)

Advances from the Federal Home Loan Bank of San
 Francisco                                                        $1,744,900                       $1,653,300
Securities sold under agreements to repurchase                        23,047                           25,302
Subordinated Notes, net                                               99,453                           99,437
Senior Debentures                                                     50,000                           50,000
Other borrowings                                                       4,387                            5,077
Capital Securities                                                    90,000                           90,000
                                                 ---------------------------      ---------------------------
Total                                                             $2,011,787                       $1,923,116
                                                 ===========================      ===========================

  The higher borrowing level at March 31, 1999, as compared with December 31, 1998, was due to the growth in the Company's balance sheet during the first quarter of 1999 in excess of the Company's growth in deposits.

                                   Liquidity


  The objective of the Company's liquidity management program is to ensure that funds are available in a timely manner to meet loan demand and depositors' needs, and to service other liabilities as they come due, without causing an undue amount of cost or risk, and without causing a disruption to normal operating conditions.

  The Company regularly assesses the amount and likelihood of projected funding requirements through a review of factors such as historical deposit volatility and funding patterns, present and forecasted market and economic conditions, and existing and planned Company business activities. The Company's Asset and Liability Committee provides oversight to the liquidity management process and recommends policy guidelines, subject to Board of Directors approval, and courses of action to address the Company's actual and projected liquidity needs.

  The ability to attract a stable, low-cost base of deposits is a significant source of liquidity. Other sources of liquidity available to the Company include short-term borrowings, which consist of advances from the Federal Home Loan Bank of San Francisco, reverse repurchase agreements and other short-term borrowing arrangements. The Company's liquidity requirements can also be met through the use of our portfolio of liquid assets. Liquid assets, as defined by the Company, include cash and cash equivalents in excess of the minimum levels necessary to carry out normal business operations, federal funds sold, commercial paper, and other short-term investments.

                               Capital Resources

  Management seeks to maintain adequate capital to support anticipated asset growth and credit risks, and to ensure that the Company and Bay View Bank are in compliance with all regulatory capital guidelines. The primary source of new capital for the Company during the first quarter of 1999 was the retention of earnings.

  On December 21, 1998, the Company issued $90 million in Capital Securities through Bay View Capital I. The Capital Securities, which were sold in an underwritten public offering, pay quarterly cumulative cash distributions at an annual rate of 9.76% of the liquidation value of $25 per share. The Company plans to use $50 million of the proceeds to repay its 8.42% Senior Debentures upon their maturity in June 1999 and anticipates using the balance for general corporate purposes. The Capital Securities have the added benefit of qualifying as Tier 1 capital for regulatory purposes. The Capital Securities are presented as a separate line item in the consolidated balance sheet of the Company under the caption "Guaranteed Preferred Beneficial Interest in the Company's Junior Subordinated Debentures."

  Stockholders' equity totaled $378.1 million at March 31, 1999 as compared with $377.8 million at December 31, 1998. This increase was largely due to the Company's earnings during the first quarter of 1999, partially offset by dividends declared and common stock repurchased. Tangible stockholders' equity, which excludes intangible assets, was $246.6 million at March 31, 1999 as compared with $243.7 million at December 31, 1998. This increase was largely due to the Company's earnings combined with the amortization of intangible assets, partially offset by dividends declared and common stock repurchased.

  The following table illustrates the reconciliation of the Company's stockholders' equity to tangible stockholders' equity as of the dates indicated:

                                                          -------------------------------------------
                                                                           (Unaudited)
                                                          -------------------------------------------
                                                                   At                      At
                                                                March 31,              December 31,
                                                                  1999                    1998
                                                          ------------------       ------------------
                                                                     (Dollars in thousands)

Stockholders' equity                                               $ 378,083                $ 377,811
Intangible assets                                                   (131,517)                (134,088)
                                                          ------------------       ------------------
Tangible stockholders' equity                                      $ 246,566                $ 243,723
                                                          ==================       ==================

Book value per share                                               $   20.11                $   19.77
                                                          ==================       ==================
Tangible book value per share                                      $   13.11                $   12.75
                                                          ==================       ==================

  The following table illustrates the changes in the Company's tangible stockholders' equity for the periods indicated:

                                                          -------------------------------------------
                                                                           (Unaudited)
                                                          -------------------------------------------
                                                              Three Months                 Year
                                                                  Ended                    Ended
                                                                March 31,              December 31,
                                                                  1998                     1998
                                                          ------------------       ------------------
                                                                     (Dollars in thousands)

Beginning tangible stockholders' equity                             $243,723                $ 144,120
Net income                                                             7,133                   22,719
EurekaBank acquisition                                                     -                  210,000
Intangible assets generated from acquisitions accounted
   for under the purchase method of accounting                             -                 (115,734)
Amortization of intangible assets                                      2,904                   11,372
Repurchase of common stock                                            (5,512)                 (24,063)
Exercise of stock options                                                  -                    3,269
Cash dividends declared                                               (1,918)                  (8,069)
Other                                                                    236                      109
                                                          ------------------       ------------------
Ending tangible stockholders' equity                                $246,566                $ 243,723
                                                          ==================       ==================

  Intangible assets generated from the Company's acquisitions accounted for under the purchase method of accounting are deducted from stockholders' equity in the above calculation to arrive at tangible stockholders' equity. Conversely, the amortization of intangible assets increases tangible stockholders' equity as well as the Company's and Bay View Bank's Tier 1 regulatory capital.

  Bay View Bank is subject to various regulatory capital guidelines administered by the Office of the Comptroller of the Currency. Under these capital guidelines, the minimum total risk-based capital ratio and Tier 1 risk-based capital ratio requirements are 8.00% and 4.00%, respectively, of risk-weighted assets and certain off-balance sheet items. The minimum Tier 1 leverage ratio is 4% of average assets, as adjusted.

  Additionally, the Federal Deposit Insurance Corporation Improvement
Act of 1991 defines five capital tiers: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, depending upon the capital level of the institution. Each federal banking agency, including the Office of the Comptroller of the Currency, is required to implement prompt corrective actions for "undercapitalized" institutions that it regulates.

  Bay View Bank's regulatory capital levels at March 31, 1999 exceeded both the minimum requirements as well as the requirements necessary to be considered well-capitalized as illustrated in the following table:


                        ----------------------------------------------------------------------------------------------------------
                                                                         (Unaudited)
                        ----------------------------------------------------------------------------------------------------------
                                                                          Minimum                          Well-Capitalized
                                     Actual                             Requirement                           Requirement
                        ------------------------------      --------------------------------      --------------------------------
                             Amount            Ratio             Amount             Ratio              Amount              Ratio
                        --------------    ------------      ---------------    -------------      ---------------     ------------
                                                                   (Dollars in thousands)

Tier 1 Leverage               $379,199            6.96%            $217,806             4.00%            $272,258             5.00%
Tier 1 Risk-based              379,199            9.34%             162,332             4.00%             243,498             6.00%
Total Risk-based               423,346           10.43%             324,664             8.00%             405,830            10.00%

  The Company's regulatory capital at March 31, 1999 also exceeded both the Federal Reserve Board's minimum capital requirements as well as the requirements necessary to be considered well-capitalized by the Federal Reserve Board as illustrated in the following table:


                        ----------------------------------------------------------------------------------------------------------
                                                                         (Unaudited)
                        ----------------------------------------------------------------------------------------------------------
                                                                         Minimum                           Well-Capitalized
                                     Actual                            Requirement                           Requirement
                        ------------------------------     --------------------------------      ---------------------------------
                             Amount            Ratio            Amount             Ratio               Amount              Ratio
                        --------------    ------------     ---------------    -------------      ----------------     ------------
                                                                   (Dollars in thousands)

Tier 1 Leverage               $308,884            5.62%           $219,990             4.00%                    -                -
Tier 1 Risk-based              308,884            7.48%            165,099             4.00%             $247,648             6.00%
Total Risk-based               465,263           11.27%            330,197             8.00%              412,746            10.00%

                          Universal Shelf Registration

  The Company's Capital Securities were issued pursuant to a Universal Shelf Registration Statement filed by the Company during the third quarter of 1998 with the Securities and Exchange Commission. The Shelf Registration provides for the issuance of up to $450 million in debt and equity securities, including, but not limited to, senior debt, subordinated debt, capital securities, and common stock. The Shelf Registration was filed by the Company to facilitate the timely issuance of any of these securities subject to market conditions and the needs of the Company as it executes its business strategies. The Shelf Registration, combined with $50 million registered in a previous filing, enables the Company to issue up to $500 million in debt and equity securities, $90 million of which was utilized in connection with the issuance of the Capital Securities.

                               Share Repurchases

  In August 1998, the Company's Board of Directors authorized a total of $50 million in share repurchases. During the first quarter of 1999, the Company repurchased approximately 305,000 shares at an average cost of $18.07 per share. Since August, the Company has repurchased 1,501,500 shares at an average cost of $19.70. At March 31, 1999, the Company had approximately $20.4 million in remaining authorization available for future share repurchases. The Company intends to continue share repurchases prospectively, and to measure acquisition opportunities relative to the risk-free returns associated with share repurchases.

                            New York Stock Exchange

  Effective April 1, 1999, the Company changed the listing of its common stock and Capital Securities from Nasdaq to the New York Stock Exchange and commenced trading of its Subordinated Notes on the New York Stock Exchange. The Company's securities commenced trading on the New York Stock Exchange under the following ticker symbols: BVC for its common stock, BVS for its Capital Securities, and BVC 07 for its Subordinated Notes due August 2007. In addition to an expected reduction in price volatility in the Company's securities, the move to the New York Stock Exchange is expected to save investors money through better trade execution resulting in lower transaction costs.

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

  The potential impact of the Year 2000 compliance issues on the financial services industry could be material, as virtually every aspect of the industry and processing of transactions will be affected. Due to the size of the task facing the financial services industry and the interdependent nature of its transactions, the Company may be adversely affected by this problem, depending on whether it and the entities with which it does business address the issue successfully. The impact of Year 2000 issues on the Company will depend not only on corrective actions that the Company takes, but also on the way in which Year 2000 issues are addressed by governmental agencies, businesses and other third parties that provide services or data to, or receive services or data from, the Company, or whose financial condition or operational capability is important to the Company.

  Financial institution regulators have continued to increase their focus upon Year 2000 compliance issues and have issued guidance concerning the responsibilities of an institution's senior management and directors. The Federal Financial Institutions Examination Council, an oversight authority for financial institutions, has issued several interagency statements on Year 2000 project management awareness. These statements require financial institutions to, among other things, examine the Year 2000 implications of their reliance on vendors and the potential impact of the Year 2000 issue on their customers, suppliers and borrowers. These statements also require each federally regulated financial institution to survey its exposure, measure its risk and prepare a plan to address the Year 2000 issue. In addition, federal banking regulators have issued safety and soundness guidelines to be followed by insured depository institutions, such as Bay View Bank. The federal banking agencies have asserted that Year 2000 testing and certification is a key safety and soundness issue in conjunction with regulatory examinations and thus, that an institution's failure to appropriately address the Year 2000 issue could result in supervisory action, including a reduction of the institution's supervisory ratings, the denial of applications for approval of mergers or acquisitions or the imposition of civil monetary penalties.

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

  The Company's Year 2000 compliance program has been divided into the following phases:

1.  Inventorying Year 2000 items;
2. Assessing the Year 2000 compliance of items determined to be material to the Company;
3. Upgrading or replacing material items that are determined not to be Year 2000 compliant and testing material items;
4.  Designing and implementing contingency and business continuation plans; and
5.  Assessing the status of third-party risks.

  In the first phase, the Company conducted a thorough evaluation of current information technology systems, software and embedded technologies, resulting in the identification of 16 mission critical systems that could be affected by Year 2000 issues. Non-information technology systems such as climate control systems, elevators and vault security equipment were also surveyed. This phase of the Year 2000 compliance program is substantially complete.

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

  The third phase includes the upgrading, replacement and/or refinement of systems, and testing. The software conversion of the Company's mission critical systems is substantially complete. Each of the upgrades or replacements, to the extent economically feasible, is tested to see how well it integrates with the Company's overall data processing environment. Final "future-date" testing of system upgrades and replacements was substantially complete by the end of the first quarter of 1999. This phase of the Year 2000 process is ongoing for a few non-mission critical systems and is expected to be completed during the second quarter of 1999.

  The fourth phase relates to contingency plans. While the Company is reasonably certain that its internal Year 2000 compliance program will be successful, there could be other external operational issues regarding the Year 2000 process that may prevent the Company from successfully implementing its Year 2000 compliance program. If these other external operational issues occur and remain unresolved, the Company could be required to implement a contingency plan for Year 2000 compliance. The Company's Year 2000 contingency plans are substantially complete.

  The final phase, assessing external third-party risks, includes the process of identifying and prioritizing critical suppliers and customers at the direct interface level, as well as other material relationships with third parties, including various exchanges, clearing houses, other banks, telecommunication companies, and public utilities. This evaluation includes communicating with the third parties about their plans and progress in addressing Year 2000 issues. Detailed evaluations of the most critical third parties are continuing. These evaluations will be followed with modifications to contingency plans, which are ongoing and expected to be finalized in the second quarter of 1999, with follow-up reviews scheduled through the remainder of 1999.

  The Company's total costs associated with required modifications to become Year 2000 compliant are estimated at approximately $1.6 million, a portion of which has been, and will continue to be, a reallocation of internal resources and, therefore, does not necessarily represent incremental expense to the Company. The total amount of pre-tax costs incurred by the Company through March 31, 1999 related to the Year 2000 issue was approximately $900,000.

Risks

  Failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting primarily from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity and financial condition. The Company's Year 2000 compliance program will reduce levels of uncertainty about the Year 2000 issue including questions as to the compliance and readiness of its material third-party providers. The Company believes that, with the implementation of new and/or upgraded business systems and completion of the Year 2000 compliance program, the possibility of significant interruptions of normal operations has been significantly reduced.

                       Impact of New Accounting Standards

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative. The Company currently utilizes interest rate exchange agreements to hedge cash flows associated with current and anticipated transactions. To the extent these interest rate exchange agreements qualify as a cash flow hedge under Statement No. 133, the effective portion of the derivative's gain or loss would be initially reported as a component of other comprehensive income (outside of earnings) and subsequently reclassified into earnings when the forecasted transaction affected earnings. Statement No. 133 will be effective for the Company for the fiscal quarter beginning January 1, 2000. The Company is in the process of evaluating the impact that the adoption of Statement No. 133 will have on its consolidated financial condition, results of operations or cash flows.

  In October 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," which amends the disclosure requirements of Statement of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage Banking Activities." Statement No. 134 conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. Statement No. 134 was effective for the Company January 1, 1999 and had no material impact on its consolidated financial condition, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

                         Asset and Liability Management

  The objective of the Company's asset and liability management activities is to improve earnings by adjusting the type and mix of assets and liabilities to effectively address changing conditions and risks. Through overall management of its balance sheet and by controlling various risks, the Company seeks to optimize its financial returns within safe and sound parameters. The Company's operating strategies for attaining this objective include managing net interest margin through appropriate risk/return pricing of assets and liabilities, increasing transaction accounts as a percentage of interest-bearing liabilities and reducing the Company's cost of funds, utilizing the Company's strong capital position to boost its earnings power through acquisition of quality assets with higher risk-adjusted yields, controlling noninterest expense, enhancing noninterest income, and utilizing improved information systems to facilitate the analysis of the profitability of business platforms. The Company also utilizes interest rate exchange agreements and other hedging strategies to reduce the Company's exposure to fluctuations in interest rates and performs internal analyses to measure, evaluate and monitor risk.

Interest Rate Risk

  A key objective of asset and liability management is to manage interest rate risk associated with changing asset and liability cash flows and market interest rate movements. Interest rate risk occurs when interest rate sensitive assets and liabilities do not reprice simultaneously and in equal volumes. The Company's Asset and Liability Committee provides oversight to the Company's interest rate risk management process and recommends policy guidelines regarding exposure to interest rates for approval by the Board of Directors. Adherence to these policies is monitored on an ongoing basis, and decisions related to the management of interest rate exposure are made when appropriate in accordance with Company policies.

  Financial institutions are subject to interest rate risk to the degree that interest-bearing liabilities reprice or mature on a different basis and at different times than interest-earning assets. The Company's strategy has been to reduce the sensitivity of its earnings to interest rate fluctuations by more closely matching the effective maturities or repricing characteristics of its assets and liabilities. Certain assets and liabilities, however, may react in different degrees to changes in market interest rates. Further, interest rates on certain types of assets and liabilities may fluctuate prior to changes in market interest rates, while rates on other types may lag behind. Additionally, certain assets, such as adjustable-rate mortgages, have features, including payment and rate caps, which restrict changes in their interest rates. The Company considers the anticipated effects of these factors when implementing its interest rate risk management objectives.

  The Company pursues both on- and off-balance sheet strategies that should, in the long run, mitigate its exposure to fluctuations in interest rates. The Company has initiated numerous actions over the past three years which have significantly reduced the Company's exposure to fluctuations in interest rates. The Company's interest rate risk should continue to be reduced in the future as the Company continues to transition to shorter-term, less interest rate sensitive consumer and commercial assets, as the Company continues to increase transaction accounts and as the Company continues its efforts to match maturities on its Federal Home Loan Bank advances with the durations of its interest-earning assets.

Interest Rate Exchange Agreements (Swaps)

  The Company uses interest rate exchange agreements (i.e., swaps) to reduce the interest rate risk related to certain assets and liabilities. Interest rate swaps involve the exchange of fixed-rate and floating-rate interest payment obligations without the exchange of the underlying notional amounts. The Company was a party to interest rate swaps with notional principal amounts of $303 million at March 31, 1999 and $366 million at December 31, 1998 which involve the receipt of floating interest rates (based on three-month LIBOR) and payment of fixed interest rates on the underlying notional amounts.

  Interest rate risk is the most significant market risk impacting the Company, however, other types of market risk also affect the Company in the normal course of its business activities. The impact on the Company resulting from other market risks is immaterial and no separate quantitative information related to such market risks is necessary. The Company does not maintain a portfolio of trading securities and does not intend to engage in such activities in the foreseeable future.

Interest Rate Sensitivity

  The Company's monitoring activities related to managing interest rate risk include both interest rate sensitivity "gap" analysis and the use of a simulation model. While traditional gap analysis provides a simple picture of the interest rate risk embedded in the balance sheet, it provides only a static view of interest rate sensitivity at a specific point in time and does not measure the potential volatility in forecasted results relating to changes in market interest rates over time. Accordingly, the Company combines the use of gap analysis with the use of a simulation model which provides a dynamic assessment of interest rate sensitivity.

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

   The following table illustrates the combined asset and liability repricing of the Company as of March 31, 1999:

                                              ------------------------------------------------------------------------------------
                                                                           Repricing Period (Unaudited)
                                              ------------------------------------------------------------------------------------
                                                   Under           Between          Between              Over
                                                    One            One and         Three and             Five
                                                    Year         Three Years       Five Years           Years          Total
                                              --------------   --------------   --------------     ------------   -------------
                                                                            (Dollars in thousands)
Assets:
-------
Cash and investments                             $  207,401        $       -        $       -         $       -      $  207,401
Mortgage-backed securities
  and loans and leases/(1)/                       2,948,976         1,173,816         507,612           651,206       5,281,610
                                              --------------   --------------   --------------     ------------   -------------
Total interest rate sensitive assets             $3,156,377        $1,173,816       $ 507,612          $651,206      $5,489,011
                                              ==============   ==============   ==============     ============   =============

Liabilities
-----------
Deposits:
    Transaction accounts                         $1,750,875        $        -       $       -         $       -      $1,750,875
    Certificates of deposit                       1,268,349           299,002          23,482             1,578       1,592,411
Borrowings                                          919,803           443,844         324,902           323,238       2,011,787
                                              --------------   --------------   --------------     ------------   -------------

Total interest rate sensitive liabilities        $3,939,027        $  742,846       $ 348,384          $324,816      $5,355,073
                                              ==============   ==============   ==============     ============   =============

Repricing gap-positive (negative) before
  impact of interest rate swaps                  $ (782,650)       $  430,970       $ 159,228          $326,390      $  133,938
                                                                                                                  =============
Impact of interest rate swaps                       269,000          (154,000)        (25,000)          (90,000)
                                              --------------   --------------   --------------     ------------
                                                 $ (513,650)          276,970         134,228           236,390
                                              ==============   ==============   ==============     ============

Cumulative repricing gap-positive (negative)     $ (513,650)       $ (236,680)      $(102,452)         $133,938
                                              ==============   ==============   ==============     ============

/(1)/ Based on assumed annual prepayment and amortization rates which approximate the Company's historical experience.

  The simulation model discussed above provides the Asset and Liability Committee with the ability to simulate the Company's net interest income. In order to measure, as of March 31, 1999, the sensitivity of the Company's forecasted net interest income to changing interest rates, both a rising and falling interest rate scenario were projected and compared to a base market interest rate forecast derived from the treasury yield curve. For the rising and falling interest rate scenarios, the base market interest rate forecast was increased or decreased, on an instantaneous and sustained basis, by 100 and 200 basis points. At March 31, 1999, the Company's net interest income exposure related to these hypothetical changes in market interest rates was within Company policy guidelines as illustrated in the following table:

                                  ------------------------------------------------------------------------------------------------
                                                       Increase/(Decrease) in Net Interest Income (Unaudited)
                                  ------------------------------------------------------------------------------------------------
Projected effect:                         -200 bp                  -100 bp                  +100 bp                   +200 bp
                                  -------------------      -------------------      --------------------      --------------------
Net interest income without swaps            $183,469                 $179,225                  $168,392                  $162,157
Net interest income with swaps               $175,492                 $173,426                  $166,951                  $162,894
Impact of swaps                              $ (7,977)                $ (5,799)                 $ (1,441)                 $    737
% Increase (decrease) from base
  net interest income, with swaps                2.90%                    1.69%                    (2.10%)                   (4.48%)
Policy guideline                               (15.00%)                 (10.00%)                  (10.00%)                  (15.00%)


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

   Item 3.  Defaults Upon Senior Securities
            -------------------------------
            None

   Item 4.  Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------
            None

   Item 5.  Other Information
            -----------------
            None

   Item 6.  Exhibits and Reports on Form 8-K
            --------------------------------

     a(i).  Computation of Ratios of Earnings to Fixed Charges (Exhibit 12)

     a(ii). Financial Data Schedule (Exhibit 27)

     b(i). The Registrant filed the following report on Form 8-K dated March 12, 1999 during the three months ended March 31, 1999:

            The Board of Directors of the Registrant fixed May 27, 1999 as the date of the Annual Meeting of Stockholders.

     b(ii). The Registrant filed the following report on Form 8-K dated March
            19, 1999 during the three months ended March 31, 1999:

            The Registrant entered into a definitive merger agreement with Franchise Mortgage Acceptance Company on March 11, 1999. In accordance with the terms of the definitive merger agreement, the Company will acquire all of the common stock of FMAC for consideration valued at approximately $309 million. Each share of FMAC common stock will be exchange for, at the election of the holder, either $10.25 in cash, or .5125 shares of the Company's common stock.

            After all FMAC shareholder elections have been made, the elections will be adjusted to ensure that 60% of FMAC shares are paid in the Company's common stock and 40% of FMAC shares are paid in cash, and to ensure that no FMAC shareholder owns more than 9.99% of the Company's common stock after the merger. These adjustments will be made on a pro rata basis.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            BAY VIEW CAPITAL CORPORATION
                            ----------------------------
                            Registrant


DATE: May 17, 1999          BY: /s/   David A. Heaberlin
                                -------------------------
                                David A. Heaberlin
                                Executive Vice President and Chief Financial
                                Officer
                                (Principal Financial Officer)


                            BY: /s/   Scott H. Ray
                                -------------------
                                Scott H. Ray
                                Senior Vice President and Controller
                                (Principal Accounting Officer)