Form 10-K405/A
period 1998-12-31
BAY VIEW CAPITAL CORP
filed 1999-07-13
CIK 840387

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

     For the transition period from _______________to_______________

                       Commission file number 001-14879

                         BAY VIEW CAPITAL CORPORATION
            (Exact name of registrant as specified in its charter)

          Delaware                                          94-3078031
(State or other jurisdiction of incorporation or       (I.R.S. Employer
 organization)                                          Identification No.)

         1840 Gateway Drive
        San Mateo, California                                 94404
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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
requirements for the past 90 days.      YES X NO _
                                            -

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of June 30, 1999, there were outstanding 18,677,637 shares of the registrant's common stock. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of June 30, 1999, was $361,252,825. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant).

                      DOCUMENTS INCORPORATED BY REFERENCE
Part III of Form 10-K/A - Portions of Definitive Proxy Statement for 1999 Annual Meeting of Stockholders.
================================================================================

================================================================================
                                  FORM 10-K/A

Part I
       Item 1.  Business
                   General................................................................       4
                   Lending Activities.....................................................       5
                   Securities Activities..................................................       8
                   Retail Deposit Activities..............................................       8
                   Borrowing Activities...................................................       8
                   Debt...................................................................       9
                   Competition............................................................       9
                   Economic Conditions, Government Policies and Legislation...............      10
                   Supervision and Regulation.............................................      10
                   Employees..............................................................      15
                   Executive Officers of the Registrant...................................      15
       Item 2.  Properties................................................................      16
       Item 3.  Legal Proceedings.........................................................      17
       Item 4.  Submission of Matters to a Vote of Security Holders.......................      17

Part II
       Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.....      18
       Item 6.  Selected Financial Data - Five-Year Financial Information.................      19
       Item 7.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations.....................................................      20
       Item 7A. Quantitative and Qualitative Disclosures About Market Risk................      61
       Item 8.  Financial Statements and Supplementary Data...............................      65
       Item 9.  Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure......................................................     107

Part III
       Item 10. Directors and Executive Officers of the Registrant........................     107
       Item 11. Executive Compensation....................................................     107
       Item 12. Security Ownership of Certain Beneficial Owners and Management............     107
       Item 13. Certain Relationships and Related Transactions............................     107

 Part IV
       Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........     108

Signatures

  The purpose of this amendment on Form 10-K/A for the year ended December 31, 1998 of Bay View Capital Corporation is primarily to provide additional disclosures related to earnings excluding amortization of intangible assets (see page 40) and the methodology used by the Company in determining its allowance for loan and lease losses (see pages 50 and 72). Bay View Capital Corporation hereby amends its Form 10-K for the year ended December 31, 1998 in its entirety and replaces it with the following:

                          Forward-Looking Statements

  Certain statements included in this Form 10-K/A or in future filings by Bay View Capital Corporation (sometimes referred to as "the Company") with the Securities and Exchange Commission, in our press releases or other shareholder communications or in oral statements made with the approval of an authorized executive officer, constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to a number of risks and uncertainties. You should not rely on these forward-looking statements as predictions of future events.

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

Bay View Credit
---------------

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

                              Lending Activities

Banking Platform

Residential Lending
-------------------

  Single-Family Mortgage Loans (one to four units). At December 31, 1998, loans secured by single-family residential real estate totaled $1.6 billion, representing 38.2% of the Company's gross loan and financing lease portfolio. These loans are primarily adjustable rate mortgages ("ARMs") and generally have terms of 30 years. While BVB discontinued single-family loan originations during 1996, its portfolio of single-family loans increased significantly during 1998 as a result of the Company's acquisition of AFEH effective January 2, 1998.

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

                             Securities Activities

  The Company's securities activities primarily involve the purchase and sale of mortgage-backed securities ("MBS") by BVB. BVB purchases securities to supplement the Company's high-quality loan and lease production. The portfolio includes MBS issued by Freddie Mac ("FHLMC"), Fannie Mae ("FNMA") and the Government National Mortgage Association ("GNMA"). The portfolio also includes senior tranches of private issue collateralized mortgage obligations ("CMOs") which entail less prepayment risk than other CMO tranches.

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

                                     Debt

  At December 31, 1998, the Company had approximately $240 million of debt outstanding. This debt is comprised of (i) the Company's 9.76% Capital Securities due December 31, 2028 issued in December 1998 by Bay View Capital I, a statutory business trust sponsored by the Company, (ii) $100 million of 9.125% Subordinated Notes due August 15, 2007 issued in August 1997 and (iii) $50 million of 8.42% Senior Debentures that matured on June 1, 1999 issued in May 1996.

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

                     Executive Officers of the Registrant

     The following table sets forth certain information regarding the executive officers of the Registrant.

                                                                                                                   Year
               Name                      Age                              Position                               Appointed
---------------------------------     ---------     -----------------------------------------------------     ---------------
Edward H. Sondker                         51           Director, President and Chief Executive Officer               1995

Richard E. Arnold                         58           Executive Vice President and Director of Sales and            1997
                                                       Banking Administration
John N. Buckley                           41           Executive Vice President and Chief Credit                     1994
                                                       Administrator
Robert J. Flax                            49           Executive Vice President, General Counsel and                 1985
                                                       Corporate Secretary
David A. Heaberlin                        49           Executive Vice President and Chief Financial                  1995
                                                       Officer
Ronald L. Reed                            52           Executive Vice President and Director of                      1997
                                                       Management Information Systems and Loan Servicing
Carolyn Williams-Goldman                  37           Executive Vice President and Director of                      1998
                                                       Administration
Scott H. Ray                              34           Senior Vice President and Controller                          1998

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

     Ms. Williams-Goldman, Executive Vice President, has served as Director of Administration since 1998 and Director of Human Resources since 1995. She joined the Company as Associate Counsel in 1994. Previously, she served as Vice President and Counsel at First Nationwide Bank in San Francisco. Prior to her service with First Nationwide Bank, she was an Associate in the Business Law and Banking Practice Groups of Winthrop, Stimson, Putnam & Roberts. She is a member of the State Bars of California and New York.

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

Part II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
-------------------------------------------------------------------------------

     At December 31, 1998, the Company's common stock was traded on the Nasdaq National Market under the stock symbol "BVCC." At December 31, 1998, there were 19,113,637 shares of the Company's common stock outstanding, which were owned by 1,535 shareholders of record.

     During 1998, the Company initiated the process to change the listing of its common stock and Capital Securities from the Nasdaq National Market to the New York Stock Exchange ("NYSE"). The Company also initiated the process to begin trading its Subordinated Notes on the NYSE. The Company's securities commenced trading on the NYSE effective April 1, 1999.

     The following table illustrates quarterly stock price activity and dividends declared for 1998 and 1997 (amounts have been adjusted for a 2-for-1 stock split in the form of a 100% stock dividend paid in June 1997):

                                         ----------------------------------------------------------------------------------------
                                                                                    1998
                                         ----------------------------------------------------------------------------------------
                                                 First                 Second                  Third                 Fourth
                                                Quarter                Quarter                Quarter               Quarter
                                         -------------------    -------------------    -------------------    -------------------
Stock price - high                        $       37.25          $      38.00          $       31.75          $      21.69
Stock price - low                         $       29.38          $      29.50          $       17.00          $      12.50
Dividends                                 $        0.10          $       0.10          $        0.10          $       0.10

                                         ----------------------------------------------------------------------------------------
                                                                                    1997
                                         ----------------------------------------------------------------------------------------
                                                 First                 Second                  Third                 Fourth
                                                Quarter                Quarter                Quarter               Quarter
                                         -------------------    -------------------    -------------------    -------------------
Stock price - high                       $        28.63         $       26.75          $       28.13          $      36.25
Stock price - low                        $        20.63         $       22.63          $       24.88          $      27.69
Dividends                                $         0.08         $        0.08          $        0.08          $       0.10

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

Item 6.   Selected Financial Data - Five-Year Financial Information
-------------------------------------------------------------------

                                                 -------------------------------------------------------------------------
                                                                             At December 31,
                                                 -------------------------------------------------------------------------
Selected Balance Sheet Information /(1)/              1998            1997            1996           1995           1994
                                                 ------------- --------------- --------------- ------------- -------------
                                                                         (Dollars in thousands)
Total assets                                     $  5,596,232   $   3,246,476   $   3,300,262   $  3,004,496   $  3,166,529
Mortgage-backed securities                            635,389         470,261         577,613        731,378        921,680
Loans and leases, net                               4,191,269       2,373,113       2,474,717      2,062,268      2,054,563
Deposits                                            3,269,637       1,677,135       1,763,967      1,819,840      1,707,376
Borrowings                                          1,833,116       1,355,976       1,245,537        941,465      1,219,958
Capital Securities                                     90,000               -              -              -              -
Stockholders' equity                                  377,811         173,627         200,062        207,977        217,315

                                                 -------------------------------------------------------------------------
Selected Results of Operations                                             Year Ended December 31,
                                                 -------------------------------------------------------------------------
Information /(1)/                                     1998            1997          1996          1995          1994
                                                 ------------- --------------- --------------- ------------- -------------
                                                             (Dollars in thousands, except per share amounts)
Interest income                                  $  406,363       $   242,244     $ 241,755     $ 216,463     $ 197,326
Interest expense                                   (251,762)         (154,908)     (160,773)     (160,547)     (130,401)
                                                 ------------- --------------- --------------- ------------- -------------
Net interest income                                 154,601            87,336        80,982        55,916        66,925
Provision for losses on loans and leases             (9,114)           (1,952)       (1,898)       (4,284)       (2,367)
Gain (loss) on sale of loans and securities           1,060               925        (1,453)       (2,510)       (1,081)
Leasing income                                       11,341                 -             -             -             -
Other income                                         18,671            11,830        10,017         8,652         8,619
General and administrative expenses                (113,567)          (71,913)      (58,955)      (57,016)      (47,287)
Dividend expense on Capital Securities                 (244)                -             -             -             -
Leasing expense                                      (7,682)                -             -             -             -
SAIF recapitalization assessment                          -                 -       (11,750)            -             -
Income from real estate owned, net                      181               543         4,806         1,081            95
Recovery of (provision for) losses on real
 estate                                                  59               585           103          (749)         (145)
Amortization of intangible assets                   (11,372)           (4,088)       (2,606)       (3,944)       (2,418)
                                                 ------------- --------------- --------------- ------------- -------------
Income (loss) before income tax expense              43,934            23,266        19,246        (2,854)       22,341
Income tax (expense) benefit                        (21,215)           (9,245)       (8,277)          708        (7,828)
Extraordinary items, net of tax                           -                 -             -        (2,544)            -
                                                 ------------- --------------- --------------- ------------- -------------
Net income (loss)                                $   22,719     $      14,021     $  10,969     $  (4,690)    $  14,513
                                                 ============= =============== =============== ============= =============

Earnings (loss) per diluted share:
  Income (loss) before extraordinary items       $     1.12     $        1.06     $    0.79     $   (0.15)    $    1.01
  Net income (loss)                              $     1.12     $        1.06     $    0.79     $   (0.32)    $    1.01
Dividends declared per share                     $     0.40     $        0.34     $   0.305     $    0.30     $    0.30

                                                 -------------------------------------------------------------------------
                                                                  At And For The Year Ended December 31,
                                                 -------------------------------------------------------------------------
Selected Other Information /(1)/                     1998           1997            1996           1995          1994
                                                 ------------- --------------- --------------- ------------- -------------
                                                             (Dollars in thousands, except per share amounts)
Net interest margin                                     3.03%           2.86%           2.57%        1.86%          2.34%
Efficiency ratio                                       63.88%          71.85%          64.79%       88.30%         62.60%
Return on average assets                                0.41%           0.45%           0.34%       (0.15)%         0.49%
Return on average equity                                5.87%          7.32%            5.39%       (2.11)%         6.79%
Ratio of total equity to total assets                   6.75%          5.35%            6.06%        6.92%          6.86%
Book value per share                             $     19.77   $      14.38    $       14.98   $    14.65    $     15.16
Dividend payout ratio                                  35.57%         30.53%           38.61%      (93.75)%        29.70%
Nonperforming assets                             $    18,020   $     15,766    $      24,310   $   38,811    $    50,577
   Ratio to total assets                                0.32%          0.49%            0.74%        1.29%          1.60%
Troubled debt restructurings                     $       777   $        731    $         509   $   15,641    $    13,948
   Ratio to total assets                                0.01%          0.02%            0.02%        0.52%          0.44%

/(1)/ Includes the acquisitions of BVC effective June 1, 1996, BVCFG effective
      April 1, 1997, Ultra effective October 1, 1997, and AFEH effective January 2, 1998.

Item 7.   Management's  Discussion and Analysis of Financial Condition and
--------------------------------------------------------------------------
Results of Operations
---------------------

                                     INDEX

Strategic Overview.......................................................   21
  The Company's Mission Statement........................................   21
  The Company's Strategy.................................................   21
  Banking Platform Strategy..............................................   21
  Consumer Platform Strategy.............................................   22
  Commercial Platform Strategy...........................................   23
  Capital Redeployment Strategies........................................   23
  New York Stock Exchange................................................   24
Results of Operations....................................................   25
  Net Interest Income and Net Interest Margin............................   25
  Interest Income........................................................   29
  Interest Expense.......................................................   30
  Provision for Losses on Loans and Leases...............................   32
  Noninterest Income.....................................................   33
  Noninterest Expense....................................................   33
  Income Taxes...........................................................   37
  Special Mention Items..................................................   38
Non-GAAP Performance Measures............................................   40
  Earnings Excluding Amortization of Intangible Assets...................   40
  Normalized Net Interest Margin.........................................   42
Balance Sheet Analysis...................................................   43
  Securities.............................................................   43
  Loans and Leases.......................................................   46
  Deposits...............................................................   52
  Borrowings.............................................................   53
Liquidity................................................................   55
Capital Resources........................................................   55
Year 2000................................................................   57
Impact of New Accounting Standards.......................................   59
Impact of Inflation and Changing Prices..................................   60

                              Strategic Overview

     The Company is a diversified financial services company that operates from three platforms:

     . A Banking Platform, which includes BVB and which is comprised primarily of single-family, multi-family and commercial mortgage loans, MBS and retail and business deposit products and services.

     . A Consumer Platform, which is comprised of motor vehicle loans and leases underwritten and purchased by BVAC and its subsidiaries. The platform also includes home equity loans purchased by the Company.

     . A Commercial Platform, which is comprised of the asset-based lending, factoring and commercial leasing activities of BVCFG.

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

New York Stock Exchange

     During 1998, the Company initiated the process to change the listing of its common stock and Capital Securities from the Nasdaq National Market to the New York Stock Exchange. The Company also initiated the process to begin trading its Subordinated Notes on the NYSE. In addition to an expected reduction of volatility in the Company's securities, the move to the NYSE should save investors money through better execution resulting in lower transaction costs. The Company's common stock, Capital Securities (issued by the Trust) and Subordinated Notes commenced trading on the NYSE effective April 1, 1999.

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

     The following table illustrates net interest income and net interest margin, by platform, for the years indicated:

                                -------------------------------------------------------------------------------------------------
                                                                           Year Ended December 31,
                                -------------------------------------------------------------------------------------------------
                                               1998                              1997                                  1996
                                --------------------------------  --------------------------------  -----------------------------
                                      Net              Net              Net              Net            Net             Net
                                    Interest        Interest          Interest        Interest        Interest        Interest
                                     Income          Margin            Income          Margin          Income          Margin
                                --------------  --------------    --------------  --------------  -------------- ---------------
                                                                        (Dollars in thousands)
Banking Platform                   $106,363            2.50%          $67,456            2.41%        $70,331            2.36%
Consumer Platform /(1) (2)/          38,442            5.02            12,310            5.67          10,651            5.80
Commercial Platform /(2)/             9,796           12.94             7,570           19.05               -               -
                                   --------           -----           -------           ------        -------            -----

Total                              $154,601            3.03%          $87,336            2.86%        $80,982            2.57%
                                   ========           =====           =======           ======        =======            =====

/(1)/ Net interest income for the Consumer Platform does not include any funding costs associated with the Company's auto leasing activities, as the corresponding net auto leasing income, as defined, and average balances are excluded from the computation of net interest income in accordance with generally accepted accounting principles ("GAAP"). See
        Note 23 to the Consolidated Financial Statements, "Segment and Related

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

     The following table illustrates interest-earning assets, excluding the Company's auto-related operating leased assets, by platform, as of the dates indicated:

                                          -------------------------------
                                                 At December 31,
                                          -------------------------------
                                            1998                 1997
                                          ----------           ----------
                                              (Dollars in thousands)
Banking Platform                          $3,946,337           $2,714,159
Consumer Platform /(1)/                    1,079,612              371,158
Commercial Platform /(1)/                    113,210               54,120
                                          ----------           ----------

Total                                     $5,139,159           $3,139,437
                                          ==========           ==========

/(1)/ The Consumer Platform was created with the acquisitions of BVC in June
      1996 and Ultra in October 1997. The Consumer Platform began purchasing HLTV home equity loans in August 1997. The Commercial Platform was created with the acquisition of BVCFG in April 1997.

      The following table illustrates average interest-earning assets, excluding the Company's auto-related operating leased assets, by platform, for the years indicated:

                                  -----------------------------------------------
                                              Year Ended December 31,
                                  -----------------------------------------------
                                     1998               1997              1996
                                  ----------         ----------        ----------
                                               (Dollars in thousands)
Banking Platform                  $4,261,240         $2,797,970        $2,991,097
Consumer Platform /(1)/              761,144            217,011           176,693
Commercial Platform /(1)/             75,629             39,739                 -
                                  ----------         ----------        ----------

Total                             $5,098,013         $3,054,720        $3,167,790
                                  ==========         ==========        ==========

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

                                         ----------------------------------------------------------------------------------------
                                                                      Year Ended December 31,
                                         ----------------------------------------------------------------------------------------
                                                            1998                                           1997
                                         -----------------------------------------      -----------------------------------------
                                           Average                      Average            Average                     Average
                                           Balance       Interest      Yield/Rate          Balance      Interest      Yield/Rate
                                         ------------   ----------    ------------      ------------   ----------    ------------
                                                                           (Dollars in thousands)
Assets
------
Interest-earning assets:
   Loans                                   $4,174,976     $347,086          8.32%        $2,369,200     $197,898           8.35%
   Mortgage-backed securities /(1)/           743,545       48,225          6.50            531,493       34,317           6.46
   Investments /(1)/                          179,492       11,052          6.17            154,027       10,029           6.51
                                           ----------     --------         -----         ----------     --------          -----

Total interest-earning assets               5,098,013      406,363          7.98          3,054,720      242,244           7.93
                                                          --------         -----                        --------          -----
Other assets                                  394,623                                        76,674
                                           ----------                                    ----------

Total assets                               $5,492,636                                    $3,131,394
                                           ==========                                    ==========

Liabilities and Stockholders' Equity
------------------------------------
Interest-bearing liabilities:
   Deposits                                $3,375,777      149,656          4.44          1,646,683       76,484           4.64
   Borrowings /(2)/                         1,663,972      102,106          6.15          1,242,442       78,424           6.31
                                           ----------     --------         -----         ----------     --------          -----

Total interest-bearing liabilities          5,039,749      251,762          5.00          2,889,125      154,908           5.36
                                                          --------         -----                        --------          -----
Other liabilities                              66,062                                        50,834
                                           ----------                                    ----------

Total liabilities                           5,105,811                                     2,939,959
Stockholders' equity                          386,825                                       191,435
                                           ----------                                    ----------
Total liabilities and stockholders'
 equity                                    $5,492,636                                    $3,131,394
                                           ==========                                    ==========
Net interest income/net interest
 spread                                                   $154,601          2.98                        $ 87,336           2.57%
                                                          ========         =====                        ========          =====

Net interest-earning assets                $   58,264                                    $  165,595
                                           ==========                                    ==========

Net interest margin /(3)/                                                   3.03%                                          2.86%
                                                                           =====                                          =====


                                         -----------------------------------------

                                         -----------------------------------------
                                                            1996
                                         -----------------------------------------
                                           Average                      Average
                                           Balance       Interest      Yield/Rate
                                         ------------   ----------    ------------
Assets
------
Interest-earning assets:
   Loans                                   $2,387,063     $192,443         8.12%
   Mortgage-backed securities /(1)/           654,671       42,081         6.43
   Investments /(1)/                          126,056        7,231         5.74
                                           ----------     --------        -----

Total interest-earning assets               3,167,790      241,755         7.67
                                                          --------        -----
Other assets                                   31,761
                                           ----------

Total assets                               $3,199,551
                                           ==========

Liabilities and Stockholders' Equity
------------------------------------
Interest-bearing liabilities:
   Deposits                                $1,971,128      100,225         5.08
   Borrowings /(2)/                           979,069       60,548         6.18
                                           ----------     --------        -----

Total interest-bearing liabilities          2,950,197      160,773         5.45
                                                          --------        -----
Other liabilities                              45,677
                                           ----------

Total liabilities                           2,995,874
Stockholders' equity                          203,677
                                           ----------

Total liabilities and stockholders'
 equity                                    $3,199,551
                                           ==========

Net interest income/net interest
 spread                                                   $ 80,982         2.22%
                                                          ========        =====

Net interest-earning assets                $  217,593
                                           ==========

Net interest margin /(3)/                                                  2.57%
                                                                          =====

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

     The following table illustrates interest income on loans and leases, by platform, for the years indicated:

                               -----------------------------------------------------------------------
                                                         Year Ended December 31,
                               -----------------------------------------------------------------------
                                      1998                      1997                     1996
                               ---------------------    ---------------------    ---------------------
                                 Amount      Yield        Amount      Yield        Amount      Yield
                               ----------  ---------    ----------  ---------    ----------  ---------
                                                       (Dollars in thousands)
Banking Platform                $257,762      7.73%        $165,846      7.83%      $172,370     7.88%
Consumer Platform /(1)/           75,798      9.96           22,437     10.64         20,073    10.91
Commercial Platform /(1)/         13,526     17.88            9,615     24.20              -        -
                                --------     -----         --------     -----       --------    -----

Total                           $347,086      8.32%        $197,898      8.35%      $192,443     8.12%
                                ========     =====         ========     =====       ========    =====

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

  The following table illustrates the Company's cost of deposits compared to COFI for the periods indicated:

                                       ----------------------------------------------------------------------------
                                                                  Months Ended December 31,
                                       ----------------------------------------------------------------------------
                                               1998                        1997                        1996
                                       --------------------          ------------------         -------------------
Cost of deposits                                       4.20%                       4.71%                       4.60%
COFI                                                   4.66                        4.95                        4.84
                                       --------------------          ------------------         -------------------
Spread below COFI                                     (0.46%)                     (0.24%)                     (0.24%)
                                       ====================          ==================         ===================

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

  The following table illustrates the cost of deposits versus COFI for the original Bay View Bank branches and EurekaBank branches for the periods indicated:

                                       -----------------------------------------------------------------------------
                                                                       Months Ended
                                       -----------------------------------------------------------------------------
                                         December 31,        September 30,           June 30,           March 31,
                                             1998                1998                  1998               1998
                                       ---------------      ---------------      ---------------     ---------------
Cost of deposits - BVB                            3.97%                4.12%                4.22%               4.41%
Cost of deposits - EurekaBank                     4.28%                4.46%                4.56%               4.66%
COFI                                              4.66%                4.88%                4.88%               4.92%
                                       ---------------      ---------------      ---------------     ---------------
  Spread below COFI - BVB                        (0.69%)              (0.76%)              (0.66 )             (0.51%)
                                       ===============      ===============      ===============     ===============
  Spread below COFI - EurekaBank                 (0.38%)              (0.42%)              (0.32%)             (0.26%)
                                       ===============      ===============      ===============     ===============

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

                                                  ---------------------------------------------------------------------------
                                                                      Year Ended December 31, 1998 vs. 1997
                                                  ---------------------------------------------------------------------------
                                                            Rate                      Volume                    Total
                                                          Variance                   Variance                  Variance
                                                  ----------------------     ----------------------    ----------------------
                                                                             (Dollars in thousands)
Interest income:
   Loans and leases                               $                 (707)    $              149,895    $              149,188
   Mortgage-backed securities                                        213                     13,695                    13,908
   Investments                                                      (472)                     1,495                     1,023
                                                  ----------------------     ----------------------    ----------------------
                                                                    (966)                   165,085                   164,119
                                                  ----------------------     ----------------------    ----------------------
Interest expense:
   Deposits                                                       (2,324)                    75,496                    73,172
   Borrowings                                                     (1,913)                    25,595                    23,682
                                                  ----------------------     ----------------------    ----------------------
                                                                  (4,237)                   101,091                    96,854
                                                  ----------------------     ----------------------    ----------------------

Change in net interest income                     $                3,271     $               63,994    $               67,265
                                                  ======================     ======================    ======================

                                                  ---------------------------------------------------------------------------
                                                                       Year Ended December 31, 1997 vs. 1996
                                                  ---------------------------------------------------------------------------
                                                                              (Dollars in thousands)
Interest income:
   Loans and leases                               $                7,380     $               (1,925)   $                5,455
   Mortgage-backed securities                                        190                     (7,954)                   (7,764)
   Investments                                                     1,055                      1,743                     2,798
                                                  ----------------------     ----------------------    ----------------------
                                                                   8,625                     (8,136)                      489
                                                  ----------------------     ----------------------    ----------------------
Interest expense:
   Deposits                                                       (8,180)                   (15,561)                  (23,741)
   Borrowings                                                      1,276                     16,600                    17,876
                                                  ----------------------     ----------------------    ----------------------
                                                                  (6,904)                     1,039                    (5,865)
                                                  ----------------------     ----------------------    ----------------------

Change in net interest income                     $               15,529     $               (9,175)   $                6,354
                                                  ======================     ======================    ======================

Provision For Losses on Loans and Leases

  The provision for losses on loans and leases was $9.1 million for the year ended December 31, 1998 as compared with $2.0 million for 1997 and $1.9 million for 1996. The increases in the provision for losses on loans and leases were a result of the Company's acquisitions combined with internally generated loan and lease growth, principally in consumer and commercial loans and leases. The provision levels reflect the composition and quality of the Company's loan and lease portfolio, including the continued transition to consumer and commercial assets with higher risk-adjusted yields relative to traditional mortgage assets, but also higher corresponding credit losses. See "Balance Sheet Analysis -Allowance for Loan and Lease Losses" for further discussion.

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

      The following table illustrates general and administrative expenses, by platform, for the years indicated:

                                             --------------------------------------------------
                                                           Year Ended December 31,
                                             --------------------------------------------------
                                                   1998              1997              1996
                                             --------------    --------------    --------------
                                                            (Dollars in thousands)
Banking Platform                             $       86,410    $       56,796    $       52,607
Consumer Platform /(1)/                              18,305             8,706             6,348
Commercial Platform /(1)/                             8,852             6,411                 -
                                             --------------    --------------    --------------

 Total                                       $      113,567    $       71,913    $       58,955
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

      As discussed above, general and administrative expenses include certain special mention items. These special mention items generally include expenses recognized during the year that we believe are significant and/or unusual in nature and therefore, useful to you in evaluating our performance and trends. These expenses may or may not be nonrecurring in nature.

      General and administrative expenses included special mention items totaling $10.4 million for the year ended December 31, 1998 as compared with $8.8 million for 1997 and $6.1 million for 1996. The following table illustrates general and administrative expenses excluding special mention items for the years indicated:

                                             --------------------------------------------------
                                                         Year Ended December 31,
                                             --------------------------------------------------
                                                   1998              1997               1996
                                             --------------     -------------      ------------
                                                           (Dollars in thousands)
General and administrative expenses          $      113,567     $      71,913      $     58,955
Special mention items                               (10,435)           (8,795)           (6,134)
                                             --------------     -------------      ------------

General and administrative expenses
      excluding special mention items        $      103,132     $      63,118      $     52,821
                                             ==============     =============      ============

       The following table illustrates general and administrative expenses excluding special mention items, by platform, for the years indicated:


                                         ------------------------------------------------------
                                                         Year Ended December 31,
                                         ------------------------------------------------------
                                                1998                1997              1996
                                         -----------------    --------------    ---------------
                                                          (Dollars in thousands)
Banking Platform                         $          76,859    $       48,843    $        46,473
Consumer Platform /(1)/                             17,421             8,752              6,348
Commercial Platform /(1)/                            8,852             5,523                  -
                                         -----------------    --------------    ---------------

Total                                    $         103,132    $       63,118    $        52,821
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

       The increases in the Banking Platform's general and administrative expenses excluding special mention items were largely attributable to the acquisition of AFEH effective January 2, 1998, continued growth in the platform and inflationary pressures, including annual salary increases. The increases in the Consumer Platform's general and administrative expenses excluding special mention items were attributable to the continued growth in the platform, including the acquisitions of BVC in June 1996 and Ultra in October 1997, the Company's auto leasing activities which began in April 1998, additional allocations of certain indirect general and administrative expenses, and inflationary pressures. The increase in the Commercial Platform's general and administrative expenses excluding special mention items were largely the result of the platform being created with the acquisition of BVCFG in April 1997 combined with continued growth in the platform, including the previously discussed expansion of the asset-based lending segment of the platform, additional allocations of certain indirect general and administrative expenses, and inflationary pressures.

       The following table illustrates general and administrative expenses excluding special mention items as a percentage of average assets (including securitized assets), by platform, for the years indicated:

                                              ---------------------------------------------------------------------
                                                                     Year Ended December 31,
                                              ---------------------------------------------------------------------
                                                       1998                     1997                    1996
                                              --------------------     -------------------     --------------------
Banking Platform                                              1.51%                   1.71%                    1.56%
Consumer Platform /(1)/                                       1.91%                   2.20%                    3.11%
Commercial Platform /(1)/                                     9.14%                  10.05%                       -
                                              --------------------     -------------------     --------------------

Total                                                         1.88%                   1.90%                    1.65%
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

       Another measure that management uses to monitor the Company's level of general and administrative expenses is the efficiency ratio. The efficiency ratio is calculated by dividing the amount of general and administrative expenses excluding special mention items by operating revenues, defined as net interest income, as adjusted to include the expense associated with the Capital Securities, loan fees and charges, the excess of the Company's leasing-related rental income over leasing-related depreciation expense, and other noninterest income, excluding securities gains and losses. This ratio reflects the level of general and administrative expenses excluding special mention items required to generate $1 of operating revenue.

       The following table illustrates the Company's efficiency ratio for the years indicated:

                                                      ----------------------------------------------------------------------
                                                                               Year Ended December 31,
                                                      ----------------------------------------------------------------------
                                                               1998                      1997                     1996
                                                      --------------------      -------------------      -------------------
Efficiency ratio                                                      58.0%                    61.8%                    58.0%
                                                      ====================      ===================      ===================

       The improvement in the efficiency ratio for 1998, as compared with 1997, was largely due to efficiencies resulting from the Company's acquisition of AFEH. The increase in the efficiency ratio for 1997, as compared with 1996, was due to higher levels of general and administrative expenses excluding special mention items associated with inflationary pressures, the Company's acquisitions and expansion within the Consumer and Commercial Platforms.

AFEH Cost Savings
-----------------

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

       The following table illustrates the cost savings realized in 1998:

                                                                                  --------------------
                                                                                       (Dollars in
                                                                                        thousands)
                                                                                  --------------------
AFEH's annualized 1997 G&A expenses (based on 3/rd/ quarter of 1997) /(1)/                     $46,692
Banking Platform's annualized 1997 G&A expenses excluding special mention
     items (based on 4/th/ quarter of 1997)                                                     47,200
                                                                                  --------------------
     Combined annualized 1997 G&A expenses excluding special mention items                      93,892
Banking Platform's 1998 G&A expenses excluding special mention items                            76,859
                                                                                  --------------------
     1998 cost savings                                                                         $17,033
                                                                                  ====================
     Percentage of projected $21 million annual cost savings                                        81%
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

Special Mention Items

  The Company's net income for the years indicated below included certain items which deserve special mention. These special mention items generally include income and expense items recognized during the year that we believe are significant and/or unusual in nature and therefore, useful to you in evaluating our performance and trends. These items may or may not be nonrecurring in nature.

1998
----

  The impact of special mention items during the year ended December 31, 1998 was a net expense of $10.4 million ($6.1 million after-tax, or $0.30 per diluted share).

  . $7.5 million related to the acquisition and integration of AFEH and related systems, operations and reengineering projects.
  . $1.35 million related to the cancellation of the Company's proposed acquisition of PSBL. This amount included investment banking, legal and accounting fees incurred by the Company, as well as certain expense reimbursements to PSBL.
  . $600,000 representing a legal settlement related to the Company's decision in the second quarter of 1997 to terminate a data processing contract. In 1996, the Company entered into a contract to convert to a new third-party data processing service provider. During the second quarter of 1997, however, the Company announced its impending acquisition of AFEH and subsequently decided to remain with its existing service provider, the then current data processing service provider for both BVB and EurekaBank. Accordingly, the Company terminated this new data processing contract.
  . $900,000 in other expenses, including approximately $650,000 in third-party Year 2000 compliance-related expenses. See "Year 2000" for further discussion.

1997
----

  The impact of special mention items during the year ended December 31, 1997 was a net expense of $9.6 million ($5.6 million after-tax, or $0.42 per diluted share).

  .  $7.7 million in pre-merger charges related to the acquisition of AFEH including:
     . $6.2 million in related systems, operations and reengineering projects.
     . $1.1 million payment to the Company's Senior Debenture holders. The Company's $50 million in Senior Debentures, issued in May 1996, contain certain covenants, including restrictions on stock repurchases. In conjunction with the proposed acquisition of AFEH announced in May 1997, the Company negotiated covenant modifications with the Company's Senior Debenture holders to allow the repurchase of additional shares of stock.
     . $450,000 write-off of deferred expenses related to a shelf registration statement on Form S-3 for $500 million of automobile receivable-backed securities filed with the Securities and Exchange Commission in November 1996. With the Company's decision in 1997 to cease the securitization of motor vehicle loans, the Company wrote-off the remaining unamortized expenses.
  . $1.2 million in charges related to the expansion and reorganization of BVCFG and BVC.
  . $1.0 million in incremental costs related to the Company's issuance of $100 million in Subordinated Notes in August 1997. The debt proceeds were intended for corporate funding purposes, including funding for the AFEH acquisition. The incremental costs represent the effective all-in cost of the debt in excess of the estimated reinvestment rate of the debt proceeds for the period prior to the consummation of the AFEH acquisition.
  . $800,000 expense accrual for long-term incentive plan awards due to an increase in the Company's stock price.
  . $415,000 recovery related to a real estate joint venture previously written-off.
  . $650,000 benefit associated with the decision to remain with Fiserv (the current data processor for BVB and EurekaBank) and the corresponding reversal of a 1996 accrual for the aforementioned termination of BVB's data processing contract.

1996
----

  The impact of special mention items for the year ended December 31, 1996 was a net expense of $11.8 million ($6.8 million after-tax, or $0.49 per diluted share).

  .  $11.7 million SAIF recapitalization assessment.
  . $4.8 million gain from the sale of, and income received from, certain real estate owned properties.
  . $2.4 million contribution to pre-tax net income resulting from purchase accounting valuations associated with the BVC assets being held for sale.
  . $2.8 million accrual for termination of data processing contracts and the write-down of computer hardware relating to the Company's long-term information services technology agreement with a new third-party data processing service provider.
  . $1.3 million loss accrual for lease obligations in excess of related sublease rentals resulting from unfavorable lease terms.
  .  $1.2 million expense accrual for long-term incentive plan awards.
  .  $800,000 loss on sale of MBS and short sale of Treasury securities.
  . $500,000 additional write-down due to the sale of the Company's corporate office complex which closed in 1996. The Company had provided a write-down of $7.1 million on this property in 1995.
  . $350,000 write-off of core deposit intangibles and fixed assets due to a branch closure.
  . $300,000 accrual for downsizing loan operations, relocation of administrative functions and other items.

                         Non-GAAP Performance Measures

  The following measures of earnings excluding amortization of intangible assets, normalized net interest income and normalized net interest margin, and their corresponding ratios, are not measures of performance in accordance with GAAP. These measures should not be considered alternatives to net income, net interest income and net interest margin as an indicator of the Company's operating performance. These measures are included because we believe they are useful tools to assist you in assessing our performance and trends. These measures may not be comparable to similarly titled measures reported by other companies.

Earnings Excluding Amortization of Intangible Assets

  Earnings excluding amortization of intangible assets represent net income excluding charges related to the amortization of intangible assets, largely goodwill. This illustration is intended to approximate what the Company's earnings would have been excluding the non-cash expense associated with amortization of goodwill and other intangible assets generated from the Company's acquisitions, all of which have been accounted for under the purchase method of accounting.

  Goodwill is generated from acquisitions accounted for under the purchase method of accounting. Under the purchase method of accounting, the assets acquired and liabilities assumed are recorded at their fair values. The excess of the consideration paid for the acquisition, including certain acquisition-related costs, over the fair value of net assets acquired is recorded as goodwill. This goodwill is then amortized as an expense in the acquiring company's income statement over a period not exceeding 40 years, and generally not exceeding 25 years for financial institutions.

  The purchase method of accounting differs significantly from the pooling-of-interests method of accounting for acquisitions. Under the pooling-of-interests method of accounting, the assets and liabilities of the company being acquired are combined with the assets and liabilities of the acquiring company at their recorded cost and as a result, no goodwill is generated. As no goodwill is generated, a company that has accounted for its acquisitions under the pooling-of-interests method of accounting incurs no goodwill amortization expense.

  The purchase and the pooling-of-interests methods of accounting are not alternatives for accounting for acquisitions. Instead, generally accepted accounting principles prescribe which method must be applied depending upon the characteristics of the underlying acquisition. The Company's acquisitions of BVC, BVCFG, Ultra, and AFEH were all accounted for under the purchase method of accounting.

  As a result of the two distinct methods of accounting for acquisitions discussed above, it may be difficult for investors and other interested parties to compare the operating results of companies that have accounted for acquisitions under the purchase method of accounting with companies that have accounted for acquisitions under the pooling-of-interests method of accounting.

  In response to this situation, we have illustrated what our earnings would have been excluding the non-cash expense associated with amortization of the intangible assets generated from our acquisitions. While this disclosure is not intended to represent what our operating results would have been had our acquisitions been accounted for under the pooling-of-interests method of accounting, due to other differences between the two methods, we do believe it represents a reasonable approximation of what our results would have been.

     The following table illustrates the reconciliation of net income to earnings excluding amortization of intangible assets, and the corresponding performance return measures, for the years indicated:

                                                              ---------------------------------------------------------
                                                                                Year Ended December 31,
                                                              ---------------------------------------------------------
                                                                1998                     1997                     1996
                                                              -------                  -------                  -------
                                                                       (Dollars in thousands, except
                                                                            per share amounts)
Net income/(1)/                                               $22,719                  $14,021                  $10,969
Amortization of intangible assets, net of tax                   9,855                    2,936                    1,746
                                                              -------                  -------                  -------
Earnings excluding amortization                               $32,574                  $16,957                  $12,715
                                                              =======                  =======                  =======

Earnings per diluted share                                    $  1.12                  $  1.06                  $  0.79
                                                              =======                  =======                  =======
Earnings excluding amortization per diluted share             $  1.60                  $  1.28                  $  0.91
                                                              =======                  =======                  =======

Return on average assets/(2)/                                    0.41%                    0.45%                    0.34%
                                                              =======                  =======                  =======
Return on average equity/(2)/                                    5.87%                    7.32%                    5.39%
                                                              =======                  =======                  =======

 Earnings excluding amortization - return on
  average assets/(3)/                                            0.59%                    0.54%                    0.40%
                                                              =======                  =======                  =======
 Earnings excluding amortization - return on
  average equity/(3)/                                            8.42%                    8.86%                    6.24%
                                                              =======                  =======                  =======

Earnings excluding amortization - return on
 average tangible assets/(4)/                                    0.61%                    0.55%                    0.40%
                                                              =======                  =======                  =======
 Earnings excluding amortization - return on
  average tangible equity/(4)/                                  13.07%                   10.04%                    6.72%
                                                              =======                  =======                  =======

/(1)/ Net income for the periods indicated includes certain special mention items, as discussed above.
/(2)/ Return on average assets is defined as net income divided by average assets. Return on average equity is defined as net income divided by average equity.
/(3)/ Earnings excluding amortization - return on average assets is defined as earnings excluding amortization of intangible assets divided by average assets. Earnings excluding amortization - return on average equity is defined as earnings excluding amortization of intangible assets divided by average equity.
/(4)/ Earnings excluding amortization - return on average tangible assets is defined as earnings excluding amortization of intangible assets divided by average tangible assets. Earnings excluding amortization - return on average tangible equity is defined as earnings excluding amortization of intangible assets divided by average tangible equity. Average tangible assets are defined as average assets less average intangible assets. Average tangible equity is defined as average equity less average intangible assets.

      The following table illustrates earnings excluding amortization of intangible assets contributed, by platform, for the years indicated:

                                                -----------------------------
                                                   Year Ended December 31,
                                                -----------------------------
                                                  1998        1997       1996
                                                -------     -------    -------
                                                   (Dollars in thousands)
Banking Platform                               $22,498     $12,258    $ 9,992
Consumer Platform/(1)/                           8,943       3,836      2,723
Commercial Platform/(1)/                         1,133         863          -
                                               -------     -------    -------

 Total                                         $32,574     $16,957    $12,715
                                               =======     =======    =======

/(1)/ The Consumer Platform was created with the acquisitions of BVC in June
      1996 and Ultra in October 1997. The Consumer Platform began purchasing HLTV home equity loans in August 1997 and motor vehicle leases in April 1998. The Commercial Platform was created with the acquisition of BVCFG in April 1997.

      The increases in earnings excluding amortization of intangible assets for the Banking Platform was attributable to a combination of factors including the Company's acquisition of AFEH, effective January 2, 1998, continued growth in the platform and a decrease in the Company's funding costs, as previously discussed, partially offset by higher levels of general and administrative expenses, as previously discussed. The increases in earnings excluding amortization of intangible assets for the Consumer Platform were attributable to the continued growth of the platform, which was created with the acquisitions of BVC and Ultra, the Company's auto leasing activities which began in April 1998, an increasing level of home equity loans resulting from purchases of HLTV home equity loans by the Company beginning in August 1997, and a decrease in the Company's funding costs. The benefits associated with the aforementioned items were partially offset by higher provisions for loan and lease losses reflecting the growth in the loan and lease portfolio and higher levels of general and administrative expenses, as previously discussed. The increase in earnings excluding amortization of intangible assets for the Commercial Platform for the year ended December 31, 1998, as compared with 1997, was attributable to the loan growth associated with the expansion of the asset-based lending segment of the platform during 1998 partially offset by a higher level of general and administrative expenses, as previously discussed.

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

      The following table illustrates interest-earning assets, including the Company's auto-related operating leased assets, by platform, as of the dates indicated:

                                        -----------------------------
                                             At               At
                                        December 31,     December 31,
                                            1998              1997
                                        ------------     ------------
                                            (Dollars in thousands)
Banking Platform                        $  3,946,337     $  2,714,159
Consumer Platform                          1,263,065          371,158
Commercial Platform                          113,210           54,120
                                        ------------     ------------
Total                                   $  5,322,612     $  3,139,437
                                        ============     ============

  The following table illustrates average interest-earning assets, including the Company's auto-related operating leased assets, by platform, for the years indicated:

                                  -------------------------------------
                                          Year Ended December 31,
                                  -------------------------------------
                                     1998         1997          1996
                                  ----------   ----------    ----------
                                           (Dollars in thousands)
Banking Platform                  $4,261,240   $2,797,970    $2,991,097
Consumer Platform                    826,966      217,011       176,693
Commercial Platform                   75,629       39,739             -
                                  ----------   ----------    ----------

Total                             $5,163,835   $3,054,720    $3,167,790
                                  ==========   ==========    ==========

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

  The following table illustrates the Company's securities portfolio as of the dates indicated:

                                        -----------------------------------
                                                   At December 31,
                                        -----------------------------------
                                          1998         1997         1996
                                        --------     --------     ---------
                                               (Dollars in thousands)
Available-for-sale
------------------
Investment securities                   $  5,319     $  5,639      $ 13,802
Mortgage-backed securities:
 FHLMC, FNMA, GNMA                        13,143       54,402        83,154
 CMOs                                        473            -             -
                                        --------     --------     ---------

Total                                   $ 18,935     $ 60,041      $ 96,956
                                        ========     ========     =========

Held-to-maturity
----------------
Investment securities                   $      -     $  5,000      $ 15,204
Mortgage-backed securities:
 FHLMC, FNMA, GNMA                       403,512      410,905       488,557
 Other financial intermediaries           41,759        4,954         5,902
 CMOs                                    176,502            -             -
                                        --------     --------     ---------

Total                                   $621,773     $420,859      $509,663
                                        ========     ========     =========

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

                              --------------------------------------------------------------------------------------------------
                                                                  After                       After
                                                             One Year Through          Five Years Through
                                   Within One Year              Five Years                  Ten Years            After Ten Years
                              --------------------------------------------------------------------------------------------------
                                            Weighted                  Weighted                    Weighted              Weighted
                                             Average                   Average                    Average               Average
                                Amount        Yield       Amount        Yield       Amount         Yield       Amount    Yield
                              --------------------------------------------------------------------------------------------------
                                                                                          (Dollars in thousands)
Available-for-sale:
  FNMA and GNMA               $       -          -        $    -             -      $    748         6.60%      $ 12,509    5.82%
  CMOs                                -          -             -             -             -            -            473    4.89%
                              ---------       ----        ------          ----      --------        -----       --------    ----
Total amortized cost          $       -          -        $    -             -      $    748         6.60%      $ 12,982    5.79%
                              =========       ====        ======          ====      ========        =====       ========    ====

Fair value                    $       -                   $    -                    $    759                    $ 12,857
                              =========                   ======                    ========                    ========

Held-to-maturity:
  FHLMC, FNMA
   And GNMA                   $   1,915       5.28%       $2,160          7.27%     $139,392         6.11%      $260,046    6.14%
  Other financial
   Intermediaries                     -          -            67          8.28%        3,127        11.55%        38,564    7.13%
   CMOs                               -          -             -             -             -            -        176,502    6.62%
                              ---------       ----        ------          ----      --------        -----       --------    ----
Total amortized  cost         $   1,915       5.28%       $2,227          7.30%     $142,519         6.23%      $475,112    6.40%
                              =========       ====        ======          ====      ========        =====       ========    ====

Fair value                    $   1,911                   $2,261                    $142,462                    $474,738
                              =========                   ======                    ========                    ========

                                ----------------------------
                                         Total
                                ----------------------------
                                                   Weighted
                                                    Average
                                  Amount             Yield
                                ---------          ---------
Available-for-sale:
  FNMA and GNMA                 $ 13,257                5.86%
  CMOs                               473                4.89%
Total amortized cost            $ 13,730                5.83%
                                ========                ====

Fair value                      $ 13,616
                                ========

Held-to-maturity:
  FHLMC, FNMA
   And GNMA                     $403,513                6.13%
  Other financial
   Intermediaries                218,260                7.46%
   CMOs                           41,758                6.62%
                                --------                ----
Total amortized  cost           $621,773                6.36%
                                ========                ====

Fair value                      $621,372
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

  The following table illustrates the composition of the Company's loan and lease portfolio (before premiums and discounts, deferred fees and costs and the allowance for loan and lease losses) as of the dates indicated:

                                     ----------------------------------------------------------------------
                                                                 At December 31,
                                     ----------------------------------------------------------------------
                                        1998            1997          1996            1995          1994
                                     ----------     ----------     ----------     ----------     ----------
                                                               (Dollars in thousands)
Banking Platform:
  Single-family mortgage             $1,600,690     $  550,506     $  692,086     $  731,310     $  733,265
  Multi-family mortgage               1,015,980      1,026,148      1,048,291        995,038        980,849
  Commercial mortgage                   338,220        348,754        381,822        333,236        337,483
                                     ----------     ----------     ----------     ----------     ----------
     Total mortgage                   2,954,890      1,925,408      2,122,199      2,059,584      2,051,597
  Consumer Loans                         92,766         61,478         68,018         34,453         30,357
                                     ----------     ----------     ----------     ----------     ----------
                                      3,047,656      1,986,886      2,190,217      2,094,037      2,081,954
Consumer Platform/(1)/:
  Motor vehicle loans                   546,806        298,627        315,439            396          1,126
  HLTV home equity loans                483,793         67,092              -              -              -
                                     ----------     ----------     ----------     ----------     ----------
                                      1,030,599        365,719        315,439            396          1,126

Commercial Platform/(1)/:
  Commercial loans and leases           113,210         54,120              -              -              -
                                     ----------     ----------     ----------     ----------     ----------

Total                                $4,191,465     $2,406,725     $2,505,656     $2,094,433     $2,083,080
                                     ==========     ==========     ==========     ==========     ==========

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

  The following table illustrates the composition of the Company's fixed- and adjustable-rate loan and lease portfolio (before premiums and discounts, deferred fees and costs and the allowance for loan and lease losses) as of the dates indicated:

                                         -------------------------------------
                                                       At December 31,
                                         -------------------------------------
                                            1998          1997         1996
                                         ----------    ----------   ----------
                                                  (Dollars in thousands)
Fixed-rate loans and leases:
  Mortgage                               $  620,603    $  295,068   $  329,358
  Motor vehicle and other consumer          607,015       332,226      336,812
  HLTV home equity                          483,793        67,092            -
  Commercial                                 19,192        15,029            -
                                         ----------    ----------   ----------
                                          1,730,603       709,415      666,170
Adjustable-rate loans and leases:
  Mortgage                                2,334,287     1,630,340    1,792,841
  Motor vehicle and other consumer           32,557        27,879       46,645
  Commercial                                 94,018        39,091            -
                                         ----------    ----------   ----------
                                          2,460,862     1,697,310    1,839,486
                                         ----------    ----------   ----------

Total                                    $4,191,465    $2,406,725   $2,505,656
                                         ==========    ==========   ==========

  The following table illustrates the remaining contractual maturity distribution of the Company's fixed- and adjustable-rate loan and lease portfolio (before premiums and discounts, deferred fees and costs and the allowance for loan and lease losses) at December 31, 1998:

                                                   ---------------------------------------------------
                                                                  At December 31, 1998
                                                   ---------------------------------------------------
                                                                After One
                                                                   Year
                                                   One Year      Through      After Five
                                                   or Less      Five Years      Years         Total
                                                   --------     ----------   -----------    ----------
                                                                  (Dollars in thousands)
Fixed-rate loans and leases:
  Mortgage                                         $ 1,902      $  8,963     $  609,738     $  620,603
  Motor vehicle and other consumer                   4,883       314,941        287,191        607,015
  HLTV home equity                                       1         2,483        481,309        483,793
  Commercial                                        19,192             -              -         19,192
                                                   -------      --------     ----------     ----------
                                                    25,978       326,387      1,378,238      1,730,603
Adjustable-rate loans and leases:
  Mortgage                                           2,094        28,352      2,303,841      2,334,287
  Motor vehicle and other consumer                   2,619         5,335         24,603         32,557
  Commercial                                        30,935        63,083              -         94,018
                                                   -------      --------     ----------     ----------
                                                    35,648        96,770      2,328,444      2,460,862
                                                   -------      --------     ----------     ----------

Total                                              $61,626      $423,157     $3,706,682     $4,191,465
                                                   =======      ========     ==========     ==========

Loan and Lease Originations and Purchases
-----------------------------------------

      The Company's strategy is to supplement its loan production with purchases of high-quality loans and leases with higher risk-adjusted yields. The following table illustrates loans and leases, including operating leased assets, originated and purchased for the years indicated:

                                      -----------------------------------
                                             Year Ended December 31,
                                      -----------------------------------
                                         1998          1997        1996
                                      ----------     --------    --------
                                               (Dollars in thousands)
Loan and lease originations:
 Real estate                          $  150,677     $148,808    $257,377
 Motor vehicle/(1)/                      565,272      312,863     118,897
 Commercial/(1)/                          75,584       17,672           -
 Other                                    69,091       17,717      29,075
                                      ----------     --------    --------
   Total originations                    860,624      497,060     405,349
                                      ----------     --------    --------

Loan purchases:
 Real estate                             421,458       50,967      35,974
 HLTV home equity/(1)/                   454,901       69,996           -
 Motor vehicle/(1)/                       71,773            -           -
                                      ----------     --------    --------
   Total purchases                       948,132      120,963      35,974
                                      ----------     --------    --------

Total originations and purchases      $1,808,756     $618,023    $441,323
                                      ==========     ========    ========

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

      Overall credit quality has continued to remain strong as evidenced by the NPA and delinquency trends presented below. The following table illustrates the Company's NPAs and TDRs as of the dates indicated:

                                            -------------------------------------------------------------------------------------
                                                                                 At December 31,
                                            -------------------------------------------------------------------------------------
                                              1998                1997                1996               1995               1994
                                            -------             -------             -------            -------            -------
                                                                           (Dollars in thousands)
Nonaccrual loans                            $14,700             $10,991             $16,125            $10,755            $36,321
Real estate owned                             2,666               4,146               7,387             24,476             14,255
Defaulted MBS                                     -                   -                   -              3,580                  -
Other repossessed assets                        654                 629                 798                  -                  1
                                            -------             -------             -------            -------            -------
   Nonperforming assets                      18,020              15,766              24,310             38,811             50,577
Troubled debt restructurings                    777                 731                 509             15,641             13,948
                                            -------             -------             -------            -------            -------

Total                                       $18,797             $16,497             $24,819            $54,452            $64,525
                                            =======             =======             =======            =======            =======

      The following table illustrates NPAs and NPAs as a percentage of consolidated total assets, by platform, as of the dates indicated:

                                      ------------------------------------------------------------------------------------
                                                 Nonperforming Assets as a Percentage of Consolidated Total Assets
                                      ------------------------------------------------------------------------------------
                                       At December 31, 1998            At December 31, 1997          At December 31, 1996
                                      ---------------------            --------------------          ---------------------
                                                                      (Dollars in thousands)
Banking Platform                      $15,294          0.27%           $14,345          0.45%        $23,323          0.71%
Consumer Platform/(1)/                  2,376          0.04%               748          0.02%            987          0.03%
Commercial Platform/(1)/                  350          0.01%               673          0.02%              -             -
                                      -------          ----            -------          ----         -------          ----

Total                                 $18,020          0.32%           $15,766          0.49%        $24,310          0.74%
                                      =======          ====            =======          ====         =======          ====

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

      The following table illustrates loans and leases delinquent 60 days or more as a percentage of gross loans and leases, by platform, as of the dates indicated:

                                      --------------------------------------------------------------------------------
                                               Loans and Leases Delinquent 60 Days or More as a Percentage of
                                                                     Gross Loans and Leases
                                      --------------------------------------------------------------------------------
                                      At December 31, 1998           At December 31, 1997        At December 31, 1996
                                      --------------------           --------------------        ---------------------
                                                                     (Dollars in thousands)
Banking Platform                       $15,928       0.38%           $21,526         0.90%       $22,460          0.90%
Consumer Platform /(1)/                  5,724       0.13%             1,045         0.04%           548          0.02%
Commercial Platform/ (1)/                  350       0.01%               673         0.03%             -             -
                                       -------       ----            -------         ----        -------          ----

Total                                  $22,002       0.52%           $23,244         0.97%       $23,008          0.92%
                                       =======       ====            =======         ====        =======          ====

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

     Lending money involves an inherent risk of nonpayment. Management seeks to reduce such credit risk by administering lending policies and underwriting procedures combined with its monitoring of the loan and lease portfolio. The allowance for loan and lease losses represents management's estimate of probable inherent losses which have occurred as of the date of the financial statements. The process of determining the necessary levels of allowances for loan and lease losses is subjective and requires considerable judgement. In accordance with applicable guidelines, this process results in an allowance for loan and lease losses that consists of three components as described below:

1. Reserves for loans and leases that have been individually evaluated and identified as loans or leases which have probable losses. These loans and leases are generally larger-balance commercial or income producing real estate loans or leases which are evaluated on an individual basis.
     Reserves for these loans and leases are attributable to specific weaknesses in these loans or leases evidenced by factors such as a deterioration in the borrower's ability to meet its obligations, a deterioration in the quantity or quality of the collateral securing the loan or lease, payment delinquency, or other events of default under the terms of the loan or lease agreement or promissory note.

2. Reserves for groups of smaller-balance homogenous loans and leases that are collectively evaluated for impairment and for groups of performing larger-balance loans and leases which currently exhibit no identifiable weaknesses. The smaller-balance homogenous loans and leases generally consist of single-family mortgage loans and consumer loans, including auto loans, home equity loans and lines of credit and unsecured personal loans. The larger-balance loans and leases generally consist of commercial or income producing real estate loans and leases. These loans and leases have specific characteristics which indicate that it is probable that a loss has been incurred in a group of loans or leases with those similar characteristics. Reserves for these groups of loans and leases are determined based on a combination of factors including historical loss experience, asset concentrations, levels and trends of classified assets, and loan and lease delinquencies. Reserves for these groups of loans also include an additional reserve for certain products introduced more recently by the Company, such as high loan-to-value home equity loans, where the Company does not have extensive historical data, other than industry experience, upon which to base its reserve levels. This additional reserve is intended to provide for those situations where the Company's experience may be different than industry experience.

3. Unallocated Reserves. Management determines the unallocated portion of the allowance for loan and lease losses based on factors that are not necessarily associated with a specific credit, group of loans or leases or loan or lease category. These factors include, but are not limited to, management's evaluation of economic conditions in regions where the Company lends money, loan and lease concentrations, lending policies or underwriting procedures, and trends in delinquencies and nonperforming assets. The unallocated portion of the allowance for loan and lease losses reflects management's efforts to ensure that the overall allowance appropriately reflects the probable losses inherent in the loan and lease portfolio.

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

      The following table illustrates the allowance for loan and lease losses as a percentage of NPAs, gross loans and leases and total assets as of the dates indicated:

                                                ------------------------------------------------------------------------------------
                                                      Allowance for Loan and Lease Losses as a Percentage of Specified Assets
                                                ------------------------------------------------------------------------------------
                                                   December 31, 1998             December 31, 1997             December  31, 1996
                                                -----------------------       -----------------------       ------------------------
                                                                              (Dollars in thousands)
                                                  Assets       Percent          Assets       Percent          Assets       Percent
                                                ----------    ---------       ----------    ---------       ----------    ---------
Nonperforming assets                            $   18,020         252%       $   15,766         244%       $   24,310         150%
Gross loans and leases                          $4,191,465        1.08%       $2,406,725        1.60%       $2,505,656        1.46%
Total assets                                    $5,596,232        0.81%       $3,246,476        1.18%       $3,300,262        1.10%

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

      The following table illustrates the allowance for loan and lease losses for the years indicated:

                                             ----------------------------------------------------------------------------
                                                                       Year Ended December 31,
                                             ----------------------------------------------------------------------------
                                                 1998            1997            1996            1995            1994
                                             ------------    ------------    ------------    ------------    ------------
                                                                        (Dollars in thousands)
Beginning balance                             $  38,458       $  29,013       $  30,014       $  29,115       $  33,790
Reserves related to acquisitions                 11,374          14,162           2,860               -               -
Charge-offs:
  Real estate and other                          (2,851)         (2,699)         (6,401)         (4,879)         (8,514)
  Consumer /(1)/                                (15,387)         (4,057)              -               -               -
  Commercial /(1)/                                 (828)         (1,685)              -               -               -
                                             ------------    ------------    ------------    ------------    ------------
                                                (19,066)         (8,441)         (6,401)         (4,879)         (8,514)
Recoveries:
  Real estate and other                           2,264             706             642           1,494           1,472
  Consumer /(1)/                                  3,085             955               -               -               -
  Commercial /(1)/                                  176             111               -               -               -
                                             ------------    ------------    ------------    ------------    ------------
                                                  5,525           1,772             642           1,494           1,472

Net charge-offs                                 (13,541)         (6,669)         (5,759)         (3,385)         (7,042)
Provision for loan and lease losses               9,114           1,952           1,898           4,284           2,367
                                             ------------    ------------    ------------    ------------    ------------

Ending balance                                $  45,405       $  38,458       $  29,013       $  30,014       $  29,115
                                             ============    ============    ============    ============    ============

Net charge-offs to average total loans
 and leases                                        0.32%           0.28%           0.24%           0.16%           0.37%
                                             ============    ============    ============    ============    ============

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

      The following table illustrates the allocation of the allowance for loan and lease losses among specific classes of loans and leases:

                       ---------------------------------------------------------------------------------------------------------
                                                                Year Ended December 31,
                       ---------------------------------------------------------------------------------------------------------
                              1998                  1997                  1996                  1995                 1994
                       ------------------    ------------------    ------------------    ------------------   ------------------
                                  % of                  % of                  % of                  % of                 % of
                                  Total                 Total                 Total                 Total                Total
                                  Loans                 Loans                 Loans                 Loans                Loans
                                   and                   and                   and                   and                  and
                        Amount    Leases      Amount    Leases      Amount    Leases      Amount    Lease      Amount    Leases
                       --------  --------    --------  --------    --------  --------    --------  --------   --------  --------
                                                                (Dollars in thousands)
Real estate and
   other               $ 31,536    72.7%     $ 29,026    82.5%     $ 27,969    87.4%     $ 29,541    99.9%    $ 28,560    99.9%
Consumer /(1)/            7,825    24.6         3,240    15.2         1,044    12.6           473     0.1          555     0.1
Commercial /(1)/          6,044     2.7         6,192     2.3             -       -             -       -            -       -
                       --------  --------    --------  --------    --------  --------    --------  --------   --------  --------
Total                  $ 45,405   100.0%     $ 38,458   100.0%     $ 29,013   100.0%     $ 30,014   100.0%    $ 29,115   100.0%
                       ========  ========    ========  ========    ========  ========    ========  ========   ========  ========

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

Deposits

      Deposits are gathered by BVB in support of the Company's business activities in each of its platforms. A summary of deposits follows:

                                                         ----------------------------------------------------------------------
                                                                                  At December 31, 1998
                                                         ----------------------------------------------------------------------
                                                                                         % of                    Weighted
                                                                Amount                   Total                  Average Rate
                                                         -------------------      -------------------       -------------------
                                                                                 (Dollars in thousands)
Transaction accounts                                       $     1,627,275                49.8%                    3.15%
Retail certificates of deposit                                   1,642,362                50.2                     5.20%
                                                         -------------------      -------------------       -------------------

  Total                                                    $     3,269,637               100.0%                    4.20%
                                                         ===================      ===================       ===================

                                                         ----------------------------------------------------------------------
                                                                                  At December 31, 1998
                                                         ----------------------------------------------------------------------
                                                                                         % of                    Weighted
                                                                Amount                   Total                  Average Rate
                                                         -------------------      -------------------       -------------------
                                                                                 (Dollars in thousands)

Transaction accounts                                       $       553,820                33.0%                    2.97%
Retail certificates of deposit                                   1,045,152                62.3                     5.51%
                                                         -------------------      -------------------       -------------------
  Total retail deposits                                          1,598,972                95.3                     4.65%
Brokered certificates of deposit                                    78,163                 4.7                     5.82%
                                                         -------------------      -------------------       -------------------

Total                                                      $     1,677,135               100.0%                    4.71%
                                                         ===================      ===================       ===================

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

     Retail certificates of deposit of $100,000 or more, by time remaining until maturity, were as follows:

                                           ---------------------------
                                                 At December 31,
                                           ---------------------------
                                               1998           1997
                                           ------------   ------------
                                             (Dollars in thousands)
Three months or less                        $  148,798     $  216,815
Over three through six months                   77,782         73,230
Over six through twelve months                 111,090         60,658
Over twelve months                              53,587         26,136
                                           ------------   ------------

Total                                       $  391,257     $  376,839
                                           ============   ============

Borrowings

     In addition to deposits, the Company funds its business activities through other borrowings, on a collateralized and noncollateralized basis, such as advances from the FHLBSF and securities sold under agreements to repurchase (also known as reverse repurchase agreements).

     In December 1998, the Company issued $90 million in Capital Securities yielding 9.76% (all-in cost was 9.95%). A portion of the proceeds from the Capital Securities were used to redeem the Company's $50 million of 8.42% Senior Debentures which matured on June 1, 1999 and the remainder for general corporate purposes. In August 1997, the Company issued $100 million in Subordinated Notes with a stated coupon of 9.125% and a yield of 9.225% (all-in cost was 9.62%). A portion of the proceeds from the Subordinated Notes was used to partially fund the Company's acquisition of AFEH. In May 1996, the Company issued $50 million in Senior Debentures yielding 8.42% (all-in cost was 8.91%). A portion of the proceeds from the Senior Debentures was used to fund the Company's acquisition of BVC.

     The following table illustrates the Company's borrowings as of the dates indicated:

                                                     --------------------------------------------------------------------
                                                                               At December 31,
                                                     --------------------------------------------------------------------
                                                             1998                    1997                    1996
                                                     --------------------    --------------------    --------------------
                                                                            (Dollars in thousands)
Advances from FHLBSF                                    $    1,653,300          $    1,110,270          $      977,750
Securities sold under agreements to repurchase                  25,302                  90,134                 210,640
Subordinated Notes, net                                         99,437                  99,372                       -
Senior Debentures                                               50,000                  50,000                  50,000
Other borrowings                                                 5,077                   6,200                   7,147
Capital Securities                                              90,000                       -                       -
                                                     --------------------    --------------------    --------------------

Total                                                   $    1,923,116          $    1,355,976          $    1,245,537
                                                     ====================    ====================    ====================

   Short-term borrowings are defined as borrowings due within one year or less. The following table illustrates the Company's short-term borrowings as of the dates indicated:

                                                     --------------------------------------------------------------------
                                                                               At December 31,
                                                     --------------------------------------------------------------------
                                                             1998                    1997                    1996
                                                     --------------------    --------------------    --------------------
                                                                            (Dollars in thousands)
Advances from FHLBSF                                    $      729,100          $      985,270          $      774,480
Securities sold under agreements to repurchase                  25,302                  90,134                 210,640
                                                     --------------------    --------------------    --------------------

Total                                                   $      754,202          $    1,075,404          $      985,120
                                                     ====================    ====================    ====================
Weighted average interest rate of total short-
 term borrowings outstanding at period end                        5.07%                   5.88%                   5.66%
                                                     ====================    ====================    ====================

  The following table illustrates the maximum outstanding balance for each type of short-term borrowing at any month end during 1998, 1997 and 1996, and the average balances and weighted average interest rates on short-term borrowings for 1998, 1997 and 1996:

                                                     --------------------------------------------------------------------
                                                                           Year Ended December 31,
                                                     --------------------------------------------------------------------
                                                             1998                    1997                    1996
                                                     --------------------    --------------------    --------------------
                                                                            (Dollars in thousands)
Advances from FHLBSF                                    $    1,575,460          $    1,042,480          $      774,480
Securities sold under agreements to repurchase          $      153,148          $      201,551          $      220,281
Average amount of total short-term borrowings
 outstanding during the year                            $    1,168,410          $    1,056,836          $      762,258
Weighted average interest rate of total short-term
 borrowings outstanding during the year                           5.54%                   5.75%                   5.66%
                                                     ====================    ====================    ====================

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

     Additionally, on December 21, 1998, the Company issued $90 million in Capital Securities through Bay View Capital I. The Securities, which were sold in an underwritten public offering, pay quarterly cumulative cash distributions at an annual rate of 9.76% of the liquidation value of $25 per share. A portion of the proceeds from the Capital Securities were used to redeem the Company's $50 million of 8.42% Senior Debentures which matured on June 1, 1999 and the remainder for general corporate purposes. The Securities have the added benefit of qualifying as Tier 1 capital for regulatory purposes. The Capital Securities are presented as a separate line item in the consolidated balance sheet of the Company under the caption "Guaranteed Preferred Beneficial Interest in the Company's Junior Subordinated Debentures." For additional related discussion, see Note 13 to the Consolidated Financial Statements, "Capital Securities," at Item 8. "Financial Statements and Supplementary Data."

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

     The following table illustrates the reconciliation of the Company's stockholders' equity to tangible stockholders' equity as of the dates indicated:

                                           ---------------------------
                                                 At December 31,
                                           ---------------------------
                                               1998           1997
                                           ------------   ------------
                                             (Dollars in thousands)
Stockholders' equity                        $  377,811     $  173,627
Intangible assets                             (134,088)       (29,507)
                                           ------------   ------------
Tangible stockholders' equity               $  243,723     $  144,120
                                           ============   ============

Book value per share                        $    19.77     $    14.38
                                           ============   ============
Tangible book value per share               $    12.75     $    11.94
                                           ============   ============

  The following table illustrates the changes in the Company's tangible stockholders' equity for the periods indicated:

                                                           --------------------------------------------------------------------
                                                                                 Year Ended December 31,
                                                           --------------------------------------------------------------------
                                                                   1998                    1997                    1996
                                                           --------------------    --------------------    --------------------
                                                                                  (Dollars in thousands)

Beginning tangible stockholders' equity                       $      144,120          $      189,865          $      202,142
Net income                                                            22,719                  14,021                  10,969
AFEH acquisition                                                     210,000                       -                       -
Intangible assets generated from acquisitions accounted
 for under the purchase method of accounting                        (115,734)                (21,656)                 (6,968)
Amortization of intangible assets                                     11,372                   4,088                   2,606
Repurchase of common stock                                           (24,063)                (39,855)                (16,971)
Exercise of stock options                                              3,269                   2,617                   1,864
Cash dividends declared                                               (8,069)                 (4,280)                 (4,132)
Other                                                                    109                    (680)                    355
                                                           --------------------    --------------------    --------------------
Ending tangible stockholders' equity                          $      243,723          $      144,120          $      189,865
                                                           ====================    ====================    ====================

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

     BVB's capital ratios were in excess of regulatory guidelines for a well-capitalized savings institution as of December 31, 1998, 1997 and 1996. Capital ratios for BVB are illustrated in the following table as of the dates indicated:

                                                ----------------------------------------------------------
                                                                     At December 31,
                                                ----------------------------------------------------------
                                                      1998                 1997                 1996
                                                ----------------     ----------------     ----------------
                                                                  (Dollars in thousands)
Total risk-based capital ratio                         10.42%               10.87%               10.74%
Tier 1 risk-based capital ratio                         9.24%                9.67%                9.49%
Tier 1 leverage ratio                                   6.37%                6.36%                5.64%


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

  The following table sets forth information regarding asset and liability repricing for the Company as of December 31, 1998:

                                                 ----------------------------------------------------------------------
                                                                           Repricing Period
                                                 ----------------------------------------------------------------------
                                                   Under           Over            Over          Over
                                                    One        One to Three    Three to Five     Five
                                                   Year           Years           Years          Years          Total
                                                 ----------   --------------   --------------  --------      -----------
                                                                           (Dollars in thousands)
Assets
------
Cash and investments                              $  264,087   $         -     $       -      $       -       $  264,087
Mortgage-backed securities and loans
 and leases /(1)/                                  2,979,431     1,097,234       506,629        472,222        5,055,516
                                                  ----------    ----------     ---------      ---------       ----------

Total interest rate sensitive assets              $3,243,518   $ 1,097,234     $ 506,629      $ 472,222       $5,319,603
                                                  ==========   ===========     =========      =========       ==========

Liabilities
-----------
Deposits:
    Transaction accounts                          $1,627,275   $         -     $       -      $       -       $1,627,275
    Certificates of deposit                        1,433,744       174,802        32,302          1,514        1,642,362
Borrowings                                           823,890       450,310       324,978        323,938        1,923,116
                                                  ----------   -----------     ---------      ---------       ----------

Total interest rate sensitive liabilities         $3,884,909   $   625,112     $ 357,280      $ 325,452       $5,192,753
                                                  ----------   -----------     ---------      ---------       ----------

Repricing gap-positive (negative) before impact
of interest rate swaps                            $ (641,391)  $   472,122     $ 149,349      $ 146,770       $  126,850
                                                                                                              ==========
Impact of interest rate swaps                        281,500      (154,000)      (25,000)      (102,500)
                                                  ----------   -----------     ---------      ---------
                                                    (359,891)      318,122       124,349         44,270
                                                  ----------   -----------     ---------      ---------

Cumulative repricing gap-positive (negative)      $ (359,891)  $   (41,769)    $  82,580      $ 126,850
                                                  ==========   ===========     =========      =========

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

  One application of the aforementioned simulation model involves measurement of the impact of market interest rate changes on the net present value of estimated cash flows from the Company's assets, liabilities and off-balance sheet items, defined as the Company's market value of equity ("MVE"). This analysis assesses the changes in market values of interest rate sensitive financial instruments which would occur in response to an instantaneous and sustained increase or decrease in market interest rates of 100, 200, 300, and 400 basis points ("bp"). At December 31, 1998, the Company's MVE exposure related to the aforementioned changes in market interest rates was within Company policy guidelines as illustrated in the following table:

                                         ---------------------------------------------------------------------------
                                                            Changes in Market Value of Equity
                                         ---------------------------------------------------------------------------
Projected effect:                              +100 bp          +200 bp              +300 bp             +400 bp
                                         ---------------     -------------     ------------------    ---------------
MVE without swaps                           $380,705             $350,976          $309,830              $265,380
MVE with swaps                              $383,879             $363,502          $331,176              $295,046
Impact of swaps                             $  3,174             $ 12,526          $ 21,346              $ 29,666

Change in MVE with swaps as a percentage
 of base MVE                                   (2.68%)              (7.84%)          (16.04%)              (25.20%)
Policy guideline                              (10.00%)             (20.00%)          (30.00%)              (45.00%)

                                         ---------------------------------------------------------------------------
Projected effect:                              -100 bp          -200 bp              -300 bp             -400 bp
                                         ---------------     -------------     ------------------    ---------------
MVE without swaps                           $421,629             $446,951          $479,187              $517,597
MVE with swaps                              $404,354             $418,501          $438,870              $464,673
Impact of swaps                             $(17,275)            $(28,450)         $(40,317)             $(52,924)

Change in MVE with swaps as a percentage
 of base MVE                                    2.52%                6.10%            11.27%                17.81%
Policy guideline                              (10.00%)             (15.00%)          (20.00%)              (25.00%)

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

  The aforementioned simulation model also provides the ALCO with the ability to simulate the Company's net interest income ("NII"). In order to measure, as of December 31, 1998, the sensitivity of the Company's forecasted NII to changing interest rates, both a rising and falling interest rate scenario were projected and compared to a base market interest rate forecast derived from the treasury yield curve. For the rising and falling interest rate scenarios, the base market interest rate forecast was increased or decreased, on an instantaneous and sustained basis, by 100 and 200 bp. At December 31, 1998, the Company's NII exposure related to the aforementioned changes in market interest rates was within Company policy guidelines as illustrated in the following table:

                                    --------------------------------------------------------------------------------------------
                                                                 Increase/(Decrease) in Net Interest Income
                                    --------------------------------------------------------------------------------------------
Projected effect:                          -200 bp                  -100 bp                  +100 bp                   +200 bp
                                    -------------------      -------------------      --------------------      ----------------
NII without swaps                     $179,902                  $172,865                  $165,057                   $160,414
NII with swaps                        $172,089                  $167,133                  $163,489                   $160,928
Impact of swaps                       $ (7,813)                 $ (5,732)                 $ (1,568)                  $    514
% Increase (decrease) from base
  NII, with swaps                         4.78%                     1.76%                    (0.46%)                    (2.02%)
Policy guideline                        (15.00%)                  (10.00%)                  (10.00%)                   (15.00%)

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

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

                 Bay View Capital Corporation and Subsidiaries
                 Consolidated Statements of Financial Condition

                                                                         ---------------------------------------
                                                                                      At December 31,
                                                                         ---------------------------------------
                                                                                 1998                  1997
                                                                         -----------------     -----------------
                                                                                   (Dollars in thousands)
ASSETS
Cash and cash equivalents:
  Cash and deposits due from depository institutions                          $   37,296            $   40,885
  Short-term investments                                                         167,890               190,937
                                                                              ----------            ----------
                                                                                 205,186               231,822
Securities available-for-sale:
  Investment securities                                                            5,319                 5,639
  Mortgage-backed securities                                                      13,616                54,402
Securities held-to-maturity:
  Investment securities (fair value: 1997 - $5,015)                                    -                 5,000
  Mortgage-backed securities (fair value: 1998 - $621,372; 1997 - $413,980)      621,773               415,859
Loans and leases, net of allowance for losses: 1998 - $45,405;
  1997 - $38,458                                                               4,191,269             2,373,113
Investment in operating leased assets, net                                       183,453                     -
Investment in stock of FHLB of San Francisco                                      90,878                61,012
Real estate owned, net                                                             2,666                 4,146
Premises and equipment, net                                                       24,727                16,164
Intangible assets                                                                134,088                29,507
Other assets                                                                     123,257                49,812
                                                                              ----------            ----------
   Total Assets                                                               $5,596,232            $3,246,476
                                                                              ==========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Transaction accounts                                                        $1,627,275            $  553,820
  Certificates of deposit                                                      1,642,362             1,123,315
                                                                              ----------            ----------
                                                                               3,269,637             1,677,135
Advances from FHLB of San Francisco                                            1,653,300             1,110,270
Securities sold under agreements to repurchase                                    25,302                90,134
Subordinated Notes, net                                                           99,437                99,372
Senior Debentures                                                                 50,000                50,000
Other borrowings                                                                   5,077                 6,200
Other liabilities                                                                 25,668                39,738
                                                                              ----------            ----------
   Total Liabilities                                                           5,128,421             3,072,849
                                                                              ----------            ----------
Guaranteed Beneficial Interest in the Company's Junior
  Subordinated Debentures ("Capital Securities")                                  90,000                     -
Stockholders' equity:
  Serial preferred stock; authorized, 7,000,000 shares;
     outstanding, none                                                                 -                     -
  Common stock ($.01 par value); authorized, 60,000,000 shares;
     issued, 1998 - 20,376,251 shares and 1997 - 15,125,874 shares;
     outstanding, 1998 - 19,113,637 shares and 1997 - 12,070,474 shares              204                   151
  Additional paid-in capital                                                     251,010               103,052
  Retained earnings (substantially restricted)                                   155,715               141,065
  Treasury stock, at cost, 1998 - 1,262,614 shares and 1997 - 3,055,400 shares   (25,157)              (66,352)
  Accumulated other comprehensive income:
     Unrealized loss on securities available-for-sale, net of tax                   (202)                  (72)
  Debt of Employee Stock Ownership Plan                                           (3,759)               (4,217)
                                                                              ----------            ----------
       Total Stockholders' Equity                                                377,811               173,627
                                                                              ----------            ----------
  Total Liabilities and Stockholders' Equity                                  $5,596,232            $3,246,476
                                                                              ==========            ==========

The accompanying notes are an integral part of these consolidated financial statements.

                 Bay View Capital Corporation and Subsidiaries
          Consolidated Statements of Income and Comprehensive Income

                                                                                         ----------------------------------------
                                                                                                  Year Ended December 31,
                                                                                         ----------------------------------------
                                                                                           1998         1997          1996
                                                                                         --------     ----------    -------------
                                                                                           (Dollars in thousands, except per share
                                                                                                           amounts)
Interest income:
  Interest on loans and leases                                                           $347,086     $197,898      $192,443
  Interest on mortgage-backed securities                                                   48,225       34,317        42,081
  Interest and dividends on investment securities                                          11,052       10,029         7,231
                                                                                         --------     --------      --------
                                                                                          406,363      242,244       241,755
Interest expense:
  Interest on deposits                                                                    149,656       76,484       100,225
  Interest on senior debentures and notes                                                  14,106        7,716         2,623
  Interest on borrowings                                                                   88,000       70,708        57,925
                                                                                         --------     --------      --------
                                                                                          251,762      154,908       160,773

Net interest income                                                                       154,601       87,336        80,982
Provision for losses on loans and leases                                                    9,114        1,952         1,898
                                                                                         --------     --------      --------
    Net interest income after provision for losses on loans and leases                    145,487       85,384        79,084

Noninterest income:
  Leasing income                                                                           11,341            -             -
  Loan fees and charges                                                                     7,411        5,679         4,930
  Account fees                                                                              6,122        2,799         1,891
  Sales commissions                                                                         3,994        2,502         1,772
  Gain (loss) on sale of loans and securities                                               1,060          925        (1,453)
  Other, net                                                                                1,144          850         1,424
                                                                                         --------     --------      --------
                                                                                           31,072       12,755         8,564
Noninterest expense:
  General and administrative:
    Compensation and employee benefits                                                     56,105       35,646        27,956
    Occupancy and equipment                                                                20,644       10,677         9,865
    Professional services                                                                   9,382        5,278         1,645
    Data processing service bureau                                                          3,994        2,811         4,243
    Marketing                                                                               3,572        2,612         1,568
    Deposit insurance premiums and regulatory fees                                          2,908        1,475         4,911
    Other, net                                                                             16,962       13,414         8,767
                                                                                         --------     --------      --------
                                                                                          113,567       71,913        58,955
  Dividend expense on Capital Securities                                                      244            -             -
  Leasing expense                                                                           7,682            -             -
  SAIF recapitalization assessment                                                              -            -        11,750
  Income from real estate owned, net                                                         (181)        (543)       (4,806)
  Recovery of losses on real estate                                                           (59)        (585)         (103)
  Amortization of intangible assets                                                        11,372        4,088         2,606
                                                                                         --------     --------      --------
                                                                                          132,625       74,873        68,402
Income before income tax expense                                                           43,934       23,266        19,246
Income tax expense                                                                         21,215        9,245         8,277
                                                                                         --------     --------      --------
    Net income                                                                           $ 22,719     $ 14,021      $ 10,969
                                                                                         ========     ========      ========
Basic earnings per share                                                                 $   1.13     $   1.09      $   0.80
                                                                                         ========     ========      ========
Diluted earnings per share                                                               $   1.12     $   1.06      $   0.79
                                                                                         ========     ========      ========
Average basic shares outstanding                                                           20,035       12,860        13,703
                                                                                         ========     ========      ========
Average diluted shares outstanding                                                         20,335       13,203        13,900
                                                                                         ========     ========      ========
Net income                                                                               $ 22,719     $ 14,021      $ 10,969
Other comprehensive income, net of tax:
Unrealized gain (loss) on securities available-for-sale, net of tax expense (benefit)
  of ($92), $464 and ($22) for 1998, 1997 and 1996, respectively                             (130)         641           (30)
                                                                                         --------     --------      --------
 Comprehensive income                                                                    $ 22,589     $ 14,662      $ 10,939
                                                                                         ========     ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                 Bay View Capital Corporation and Subsidiaries
                Consolidated Statements of Stockholders' Equity


                                                        ---------------------------------------------------------------------
                                                                                            Additional
                                                           Number of        Common           Paid-in            Retained
                                                            Shares          Stock            Capital          Earnings /(1)/
                                                         -------------   -----------     --------------   -------------------
                                                                        (Dollars in thousands, except per share amounts)
Balance at December 31, 1995                                 14,803            $148          $ 97,484           $124,487
Repurchase of common stock                                        -               -                 -                  -
Repurchase of common stock for retirement plan                    -               -             1,090                  -
Exercise of stock options, including tax benefits               202               2             1,862                  -
Cash dividends declared ($0.305 per share)                        -               -                 -             (4,132)
Unrealized loss, net of tax                                       -               -                 -                  -
Repayment of debt                                                 -               -                 -                  -
Net income                                                        -               -                 -             10,969
                                                           --------           -----          --------           --------
Balance at December 31, 1996                                 15,005             150           100,436            131,324

Repurchase of common stock                                        -               -                 -                  -
Exercise of stock options, including tax benefits               121               1             2,616                  -
Cash dividends declared ($0.34 per share)                         -               -                 -             (4,280)
Unrealized gain, net of tax                                       -               -                 -                  -
Repayment of debt                                                 -               -                 -                  -
Net income                                                        -               -                 -             14,021
                                                           --------           -----          --------           --------
Balance at December 31, 1997                                 15,126             151           103,052            141,065

Issuance of common stock (AFEH acquisition):
  From shares held in treasury                                    -               -                 -                  -
  From authorized but unissued shares                         5,087              51           144,691                  -
Repurchase of common stock                                        -               -                 -                  -
Exercise of stock options, including tax benefits               163               2             3,267                  -
Cash dividends declared ($0.40 per share)                         -               -                 -             (8,069)
Unrealized loss, net of tax                                       -               -                 -                  -
Repayment of debt                                                 -               -                 -                  -
Net income                                                        -               -                 -             22,719
                                                           --------           -----          --------           --------
Balance at December 31, 1998                                 20,376            $204          $251,010           $155,715
                                                           ========           =====          ========           ========

                                                           -----------------------------------------------------------------------
                                                                                                       Debt of
                                                                              Unrealized Gain         Employee
                                                                             (Loss) on Securities      Stock            Total
                                                            Treasury         Available-for-Sale       Ownership      Stockholders'
                                                             Stock           (net of tax)               Plan           Equity
                                                            -------          --------------------     ---------      -------------
Balance at December 31, 1995                                $ (8,436)               (683)              (5,023)       $207,977
Repurchase of common stock                                   (16,971)                  -                    -         (16,971)
Repurchase of common stock for retirement plan                (1,090)                  -                    -               -
Exercise of stock options, including tax benefits                  -                   -                    -           1,864
Cash dividends declared ($0.305 per share)                         -                   -                    -          (4,132)
Unrealized loss, net of tax                                        -                 (30)                   -             (30)
Repayment of debt                                                  -                   -                  385             385
Net income                                                         -                   -                    -          10,969
                                                            --------               -----              -------         -------
Balance at December 31, 1996                                 (26,497)               (713)              (4,638)        200,062

Repurchase of common stock                                   (39,855)                  -                    -         (39,855)
Exercise of stock options, including tax benefits                  -                   -                    -           2,617
Cash dividends declared ($0.34 per share)                          -                   -                    -          (4,280)
Unrealized gain, net of tax                                        -                 641                    -             641
Repayment of debt                                                  -                   -                  421             421
Net income                                                         -                   -                    -          14,021
                                                            --------               -----              -------         -------
Balance at December 31, 1997                                 (66,352)               (72)               (4,217)        173,627

Issuance of common stock (AFEH acquisition):
  From shares held in treasury                                65,258                  -                     -          65,258
  From authorized but unissued shares                              -                  -                     -         144,742
Repurchase of common stock                                   (24,063)                 -                     -         (24,063)
Exercise of stock options, including tax benefits                  -                  -                     -           3,269
Cash dividends declared ($0.40 per share)                          -                  -                     -          (8,069)
Unrealized loss, net of tax                                        -               (130)                    -            (130)
Repayment of debt                                                  -                  -                   458             458
Net income                                                         -                  -                     -          22,719
                                                            --------              -----               -------        --------
Balance at December 31, 1998                                $(25,157)             $(202)              $(3,759)       $377,811
                                                            ========              =====               =======        ========

/(1)/ Substantially restricted.

The accompanying notes are an integral part of these consolidated financial statements.

                 Bay View Capital Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows

                                                                              ------------------------------------------
                                                                                      Year Ended December 31,
                                                                              ------------------------------------------
                                                                                   1998          1997           1996
                                                                              -------------  ------------    -----------
                                                                                         (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                        $  22,719     $  14,021     $ 10,969
Adjustments to reconcile net income to net cash
provided by operating activities:
  Write-down on disposal of premises and equipment                                        -            18        1,767
  Amortization of intangible assets                                                  11,372         4,088        2,606
  Proceeds from loans securitized and sold                                                -       265,203        9,668
  Provision for losses on loans and leases and real estate owned                      9,055         1,367        1,795
  Depreciation and amortization of premises and equipment                             6,780         2,974        2,210
  Depreciation and amortization of investment in operating leased assets              6,612             -            -
  Amortization of premiums, net of discounts                                         15,735         4,139        5,160
  (Gain) loss on sale of loans and securities                                        (1,060)         (925)       1,160
  (Increase) decrease in other assets                                                (6,863)       (7,421)       1,866
  Increase (decrease) in other liabilities                                          (39,424)      (54,707)      40,545
  Other, net                                                                         (2,628)       (1,696)      (2,345)
                                                                                   --------       -------      -------
    Net cash provided by operating activities                                        22,298       227,061       75,401
                                                                                   --------       -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of subsidiaries, net of cash and cash equivalents received               82,129        (9,975)     (61,505)
Net (increase) decrease in loans and leases resulting from originations,
  net of principal payments                                                         451,171       (57,327)      41,391
Purchase of loans and leases                                                       (948,132)     (120,963)     (35,974)
Purchase of mortgage-backed securities                                             (201,714)            -            -
Purchase of investment securities                                                    (1,956)       (5,639)      (3,041)
Principal payments on mortgage-backed securities                                    284,627        83,643       91,748
Proceeds from sale of mortgage-backed securities available-for-sale                 239,707        20,465       54,458
Proceeds from sale of mortgage-backed securities held-to-maturity                         -             -        2,602
Proceeds from sale of investment securities available-for-sale                        2,357             -            -
Proceeds from maturities/calls of investment securities available-for-sale                -        13,802       15,000
Proceeds from maturities/calls of investment securities held-to-maturity              5,000        10,204       24,493
Proceeds from sale of real estate owned                                               5,357        12,528       32,690
Proceeds from sale of leasing portfolio held-for-sale                                     -             -       59,848
Proceeds from sale of premises and equipment                                              -             -       10,648
Additions to premises and equipment                                                 (11,110)      (11,694)      (1,577)
Increase in investment in stock of FHLB of San Francisco                             (9,303)       (9,121)     (10,558)
                                                                                   --------       -------      -------
    Net cash provided by (used in) investing activities                            (101,867)      (74,077)     220,223
                                                                                   --------       -------      -------

                 Bay View Capital Corporation and Subsidiaries
               Consolidated Statements of Cash Flows (continued)

                                                                               -------------------------------------------
                                                                                         Year Ended December 31,
                                                                               -------------------------------------------
                                                                                   1998            1997            1996
                                                                               ----------    -------------     -----------
                                                                                         (Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net deposit outflows                                                              (420,141)        (86,832)       (245,268)
Redemption of Bay View Credit deposits                                                   -               -        (267,500)
Proceeds from advances from FHLB of San Francisco                                5,320,200       5,509,532       1,644,226
Repayment of advances from FHLB of San Francisco                                (4,833,170)     (5,377,012)     (1,433,266)
Proceeds from reverse repurchase agreements                                        377,813         519,338         373,272
Repayment of reverse repurchase agreements                                        (442,645)       (639,844)       (329,370)
Issuance of Subordinated Notes, net of discount                                          -          99,350               -
Issuance of Senior Debentures                                                            -               -          50,000
Net change in other borrowings                                                     (11,123)        (10,865)         (4,406)
Issuance of Capital Securities                                                      90,000               -               -
Repurchase of common stock                                                         (24,063)        (39,855)        (16,971)
Proceeds from issuance of common stock                                               3,269           2,617           1,864
Dividends paid to stockholders                                                      (7,207)         (4,419)         (4,137)
                                                                               -----------     -----------     -----------
    Net cash provided by (used in) financing activities                             52,933         (27,990)       (231,556)
                                                                               -----------     -----------     -----------

Net increase (decrease) in cash and cash equivalents                               (26,636)        124,994          64,068
Cash and cash equivalents at beginning of year                                     231,822         106,828          42,760
                                                                               -----------     -----------     -----------
Cash and cash equivalents at end of year                                       $   205,186     $   231,822     $   106,828
                                                                               ===========     ===========     ===========

Cash paid during the year for:
  Interest                                                                     $   253,528     $   148,615     $   164,315
  Income taxes                                                                 $       118     $    14,674     $     4,951

Supplemental non-cash investing and financing activities:
  Loans transferred to real estate owned                                       $     4,956     $     8,252     $    10,065
  Loans originated to sell real estate owned                                   $         -     $     1,904     $     5,011

The acquisitions of subsidiaries involved the following:

 Common stock issued                                                           $   210,000     $         -     $         -
 Liabilities assumed                                                             2,103,352          13,667         476,492
 Fair value of assets acquired, other than cash and cash equivalents            (2,127,646)         (1,986)       (531,029)
 Goodwill                                                                         (103,577)        (21,656)         (6,968)
                                                                               -----------     -----------     -----------
 Acquisition of subsidiaries, net of cash and cash equivalents received        $    82,129     $    (9,975)    $   (61,505)
                                                                               ===========     ===========     ===========


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

     Statement of Financial Accounting Standards No. 114 ("SFAS 114"), "Accounting by Creditors for Impairment of a Loan," as amended by Statement of Financial Accounting Standards No. 118 ("SFAS 118"), "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," established standards for impaired loans. A loan is impaired when, based on current information and events, it is probable that the Company is unable to collect all amounts due according to the contractual terms of the loan agreement. The Company generally considers nonperforming loans and troubled debt restructurings as impaired loans. Nonperforming loans are defined as loans 90 days or more delinquent as to principal and interest payments (unless the principal and interest are well secured and in the process of collection) and loans less than 90 days delinquent are designated as nonperforming when the Company determines that the full collection of principal and/or interest is doubtful. Troubled debt restructurings are loans which have been modified based on interest rate concessions and/or payment concessions. SFAS 114 is not applicable to large groups of homogeneous loans that are collectively evaluated for impairment. The Company considers its single-family residential and consumer loans as homogeneous loans for purposes of the application of SFAS 114.

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

Allowance for Loan and Lease Losses

     The allowance for loan and lease losses is established through a provision charged to expense and is maintained at a level that the Company believes is sufficient to cover estimated probable losses in the portfolio. In determining the level of the allowance for loan and lease losses, the Company adheres to an internal asset review system and an established loss reserve methodology. This methodology provides for three reserve components. The first component represents reserves for loans and leases that have been individually evaluated and identified as having probable losses. The second component represents reserves for groups of loans and leases that are collectively evaluated for impairment. The Company determines reserves for these groups of loans and leases based on factors such as prevailing economic conditions, historical loss experience, asset concentrations, levels and trends of classified assets, and loan and lease delinquencies. The last component is unallocated reserves, representing reserves based on factors that are not necessarily associated with a specific credit, group of loans or leases or loan or lease category. These factors include an evaluation of economic conditions where the Company lends money, loan and lease concentrations, lending policies or underwriting procedures, and trends in delinquencies and nonperforming assets. The unallocated reserve reflects the Company's efforts to ensure that the overall allowance appropriately reflects the probable losses inherent in the loan and lease portfolio.

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

     The following table illustrates the calculation of basic and diluted earnings per share for the periods indicated:

                                                                -----------------------------------------------------------------
                                                                                      Year Ended December 31,
                                                                -----------------------------------------------------------------
                                                                        1998                   1997                   1996
                                                                -------------------    -------------------    -------------------
                                                                         (Amounts in thousands, except per share amounts)
Net earnings available to common stockholders                   $       22,719         $     14,021           $     10,969

Weighted average shares outstanding                                     20,035               12,860                 13,703
Add:  Dilutive potential common shares                                     300                  343                    197
Diluted weighted average shares outstanding                             20,335               13,203                 13,900
                                                                -------------------    -------------------    -------------------

Basic earnings per share                                        $         1.13         $       1.09           $       0.80
                                                                ===================    ===================    ===================

Diluted earnings per share                                      $         1.12         $       1.06           $       0.79
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

                                                                   ------------------------------
                                                                              Year Ended
                                                                           December 31, 1997
                                                                   ------------------------------
                                                                        (Dollars in thousands,
                                                                       except per share amounts)

Net interest income                                                $             142,521
Provision for loan and lease losses                                               (6,708)
Noninterest income                                                                24,324
Noninterest expense                                                             (126,633)
Income tax expense                                                               (15,694)
                                                                   ------------------------------
Net income                                                         $              17,810
                                                                   ==============================

Basic earnings per share                                           $                0.85
                                                                   ------------------------------
Diluted earnings per share                                         $                0.84
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


Note 3. Cash and Cash Equivalents

     The following table illustrates the Company's cash and cash equivalents as of the dates indicated:

                                                                ------------------------------------------
                                                                          Year Ended December 31,
                                                                ------------------------------------------
                                                                        1998                   1997
                                                                -------------------    -------------------
                                                                         (Dollars in thousands)
Cash and deposits due from depository institutions              $    37,296            $       40,885
Short-term investments                                              167,890                   190,937
                                                                ------------------     -------------------
Total                                                           $   205,186            $      231,822
                                                                ==================     ===================

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

Note 4.   Investment Securities

     All investment securities were classified as either available-for-sale or held-to-maturity at December 31, 1998 and 1997. The Company did not maintain a trading portfolio during 1998 or 1997. The following table illustrates the Company's investment securities as of the dates indicated:

                                                         ----------------------------------------------------------------------
                                                                                   At December 31, 1998
                                                         ----------------------------------------------------------------------
                                                             Amortized                 Gross Unrealized               Fair
                                                               Cost              Gains            (Losses)            Value
                                                         ---------------      ------------     --------------     -------------
                                                                                  (Dollars in thousands)
Available-for-sale:
  Federal National Mortgage Association stock            $         579        $       99       $         -        $      678
  Other securities                                               4,965                 -              (324)            4,641
                                                         ---------------      ------------     --------------     -------------
                                                         $       5,544        $       99       $      (324)       $    5,319
                                                         ===============      ============     ==============     =============

                                                         ---------------------------------------------------------------------
                                                                                  At December 31, 1997
                                                         ---------------------------------------------------------------------
                                                             Amortized                Gross Unrealized               Fair
                                                               Cost              Gains           (Losses)            Value
                                                         ---------------     -------------    --------------     -------------
                                                                                  (Dollars in thousands)
Available-for-sale:
  Other securities                                       $       5,639       $         -      $           -      $     5,639
                                                         ===============     =============    ==============     =============

Held-to-maturity:
  Federal Farm Credit Bank callable note                 $       5,000       $        15      $           -      $     5,015
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

Note 5. Mortgage-backed Securities

     The Company holds mortgage-backed securities ("MBS") issued by government-chartered agencies, including Freddie Mac ("FHLMC"), Fannie Mae ("FNMA") and the Government National Mortgage Association ("GNMA"), and by non-public financial institutions and financial intermediaries. The MBS portfolio also included senior tranches of private issue collateralized mortgage obligations ("CMOs") at December 31, 1998. All MBS were classified as either available-for-sale or held-to-maturity at December 31, 1998 and 1997. The following table illustrates the Company's MBS as of the dates indicated:

                                                          -------------------------------------------------------------------------
                                                                                     At December 31, 1998
                                                          -------------------------------------------------------------------------
                                                                Amortized              Gross Unrealized                  Fair
                                                                  Cost              Gains            Losses)             Value
                                                          -------------------   -------------   ----------------   ----------------
                                                                                (Dollars in thousands)
Available- for-sale:
  FNMA                                                    $             748     $        11     $            -     $          759
  GNMA                                                               12,509               -               (125)            12,384
  CMOs                                                                  473               -                  -                473
                                                          -------------------   -------------   ----------------   ----------------
Total                                                     $          13,730     $        11     $         (125)    $       13,616
                                                          ===================   =============   ================   ================

Held-to-maturity:
  FHLMC                                                   $         137,823     $        74     $         (798)    $      137,099
  FNMA                                                              259,151             971               (984)           259,138
  GNMA                                                                6,538              24                (59)             6,503
  Other financial intermediaries                                     41,759             614                (24)            42,349
  CMOs                                                              176,502             127               (346)           176,283
                                                          -------------------   -------------   ----------------  -----------------
  Total                                                             621,773      $    1,810      $      (2,211)    $      621,372
                                                          ===================   =============   ================  =================

                                                          -------------------------------------------------------------------------
                                                                                     At December 31, 1997
                                                          -------------------------------------------------------------------------
                                                                Amortized              Gross Unrealized                  Fair
                                                                  Cost              Gains           (Losses)             Value
                                                          -------------------   -------------   ----------------  -----------------
                                                                                    (Dollars in thousands)
Available-for-sale:
  FNMA                                                    $          54,526     $         -     $         (124)     $      54,402
                                                          ===================   =============   ================  =================

Held-to-maturity:
  FHLMC                                                   $         165,383     $       154     $       (1,114)     $     164,423
  FNMA                                                              244,908             328             (1,431)           243,805
  GNMA                                                                  614              26                  -                640
  Other financial intermediaries                                      4,954             158                  -              5,112
                                                          -------------------   -------------   ----------------   ----------------
  Total                                                   $         415,859     $       666     $       (2,545)     $     413,980
                                                          ===================   =============   ================  =================

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

                                                  ------------------------------
                                                        At December 31, 1998
                                                  ------------------------------
                                                   Amortized            Fair
                                                     Cost               Value
                                                  -----------        -----------
                                                       (Dollars in thousands)
Due in one year or less                           $     1,915        $     1,911
Due after one year through five years                   2,227              2,261
Due after five years through ten years                143,267            143,221
Due after ten years                                   488,094            487,595
                                                  -----------        -----------
Total                                                 635,503            634,988
                                                  ===========        ===========


Note 6.  Loans and Leases

  The following table illustrates the Company's loans and leases as of the dates indicated:

                                                  ------------------------------
                                                          At December 31,
                                                  ------------------------------
                                                      1998              1997
                                                  -----------        -----------
                                                       (Dollars in thousands)
Mortgage loans:
  Residential
    Single-family (one to four units)             $ 1,600,690        $   550,506
    Multi-family (five or more units)               1,015,980          1,026,148
  Nonresidential                                      338,220            348,754
                                                  -----------        -----------
                                                    2,954,890          1,925,408
Motor vehicle loans                                   546,806            298,627
High loan-to-value home equity loans                  483,793             67,092
Other consumer loans                                   92,766             61,478
Commercial loans and leases                           113,210             54,120
                                                  -----------        -----------
Gross loans and leases                              4,191,465          2,406,725

Net deferred origination fees and costs and
   advances                                            (4,331)            (1,054)
Premiums and discounts                                 49,540              5,900
Allowance for loan and lease losses                   (45,405)           (38,458)
                                                  -----------        -----------
                                                         (196)           (33,612)
                                                  -----------        -----------
Total                                             $ 4,191,269        $ 2,373,113
                                                  ===========        ===========

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

  The average investment in loans and leases during 1998, 1997 and 1996 for which impairment was determined in accordance with SFAS 114 was $15.2 million, $13.9 million and $15.1 million, respectively. Impaired loans and leases consist of nonperforming loans and leases (see Note 1) and troubled debt restructurings, as illustrated in the following table as of the dates indicated:

                                                  --------------------------------
                                                            At December 31,
                                                  --------------------------------
                                                    1998        1997        1996
                                                  --------    --------    --------
                                                        (Dollars in thousands)
Nonperforming loans and leases                    $ 14,700    $ 10,991    $ 16,125
Troubled debt restructurings                           777         731         509
                                                  --------    --------    --------
Total                                             $ 15,477    $ 11,722    $ 16,634
                                                  ========    =========   ========

   The following table illustrates the changes in the Company's allowance for loan and lease losses as of and for the periods indicated:

                                                     At And For The Year Ended December 31,
                                                     --------------------------------------
                                                        1998          1997          1996
                                                     ----------    ----------    ----------
                                                             (Dollars in thousands)
Balance at beginning of year                         $   38,458    $   29,013    $   30,014
Reserves related to entity and asset acquisitions        11,374        14,162         2,860
Charge-offs:
  Real estate and other                                  (2,851)       (2,699)       (6,401)
  Consumer                                              (15,387)       (4,057)            -
  Commercial                                               (828)       (1,685)            -
                                                     ----------    ----------    ----------
                                                        (19,066)       (8,441)       (6,401)
Recoveries:
  Real estate and other                                   2,264           706           522
  Consumer                                                3,085           955           120
  Commercial                                                176           111             -
                                                     ----------    ----------    ----------
                                                          5,525         1,772           642
                                                     ----------    ----------    ----------
Net charge-offs                                         (13,541)       (6,669)       (5,759)
Provision for loan and lease losses                       9,114         1,952         1,898
                                                     ----------    ----------    ----------
Balance at end of year                               $   45,405    $   38,458    $   29,013
                                                     ==========    ==========    ==========

Allowance for loan and lease losses:
  Real estate and other                              $   30,225    $   29,026    $   27,969
  Consumer                                                9,136         3,240         1,044
  Commercial                                              6,044         6,192             -
                                                     ----------    ----------    ----------
  Total                                              $   45,405    $   38,458    $   29,013
                                                     ==========    ==========    ==========

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

Note 7.  Premises and Equipment

  The following table illustrates the Company's premises and equipment as of the dates indicated:

                                    -----------------------
                                         At December 31,
                                    -----------------------
                                       1998          1997
                                    ---------     ---------
                                     (Dollars in thousands)
Land                                $   1,658     $     214
Buildings                               2,515           338
Capitalized leases                      3,979         3,979
Leasehold improvements                 14,562         7,505
Furniture and equipment                29,040        20,992
Other                                   1,055         3,896
                                    ---------     ---------
                                       52,809        36,924
Less:
Accumulated depreciation
  and amortization                    (28,082)      (20,760)
                                    ---------     ---------
Total                               $  24,727     $  16,164
                                    =========     =========

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


Note 8.  Intangible Assets

  The following table illustrates the Company's intangible assets as of the dates indicated:

                                    -----------------------
                                         At December 31,
                                    -----------------------
                                       1998          1997
                                    ---------     ---------
                                     (Dollars in thousands)
Core deposit premiums               $  10,244     $   1,758
Goodwill                              123,844        27,749
                                    ---------     ---------
Total                               $ 134,088     $  29,507
                                    =========     =========

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

Note 9.  Deposits

  The following table illustrates the Company's deposits as of the dates indicated:

                                    ---------------------------------------------------
                                                   At December 31, 1998
                                    ---------------------------------------------------
                                                          % of               Weighted
                                       Amount             Total            Average Rate
                                    ------------       ------------        ------------
                                                  (Dollars in thousands)
Savings accounts                    $    150,808            4.6%               2.02%
Checking accounts                        373,619           11.4                0.94
Money market accounts                  1,102,848           33.8                3.91
                                    ------------       ------------        ------------
  Transaction accounts                 1,627,275           49.8                3.15
Certificates of deposit                1,642,362           50.2                5.20
                                    ------------       ------------        ------------
Total                               $  3,269,637          100.0%               4.20%
                                    ============       ============        ============

                                    ---------------------------------------------------
                                                   At December 31, 1998
                                    ---------------------------------------------------
                                                          % of               Weighted
                                       Amount             Total            Average Rate
                                    ------------       ------------        ------------
                                                  (Dollars in thousands)
Savings accounts                    $    130,856            7.8%               2.28%
Checking accounts                        116,114            6.9                0.68
Money market accounts                    306,850           18.3                4.44
                                    ------------       ------------        ------------
  Transaction accounts                   553,820           33.0                2.97
Certificates of deposit                1,045,152           62.3                5.51
Brokered certificates of deposit          78,163            4.7                5.82
                                    ------------       ------------        ------------
Total                               $  1,677,135          100.0%               4.71%
                                    ============       ============        ============

  Noninterest-bearing deposits were $66.4 million and $27.2 million as of December 31, 1998 and 1997, respectively. The aggregate amount of certificates of deposit individually exceeding $100,000 totaled $391.3 million and $376.8 million at December 31, 1998 and 1997, respectively. Certificates of deposit outstanding at December 31, 1998 were scheduled to mature as follows:

                                    ------------
                                     (Dollars in
                                      thousands)
                                    ------------
1999                                $  1,401,265
2000                                     157,654
2001                                      49,627
2002                                      28,204
2003                                       4,098
Thereafter                                 1,514
                                    ------------
Total                               $  1,642,362
                                    ============

  The following table illustrates interest expense on deposits, by deposit type, for the periods indicated:

                                    -------------------------------------
                                           Year Ended December 31,
                                    -------------------------------------
                                      1998          1997           1996
                                    --------      --------       --------
                                            (Dollars in thousands)
Savings accounts                    $  2,411      $  3,667       $  5,335
Checking and money market accounts    67,397         9,050          6,095
Certificates of deposit               79,848        60,470         73,429
Thrift certificates                        -         3,297         15,366
                                    --------      --------       --------
Total                               $149,656      $ 76,484       $100,225
                                    ========      ========       ========


Note 10.  Advances from the Federal Home Loan Bank of San Francisco

  The following table illustrates outstanding advances from the FHLBSF, by maturity and rate, as of the dates indicated:

                                    ------------------------------------------------------
                                                                     Weighted-Average
                                         Principal Amounts            Interest Rates
                                    ------------------------     -------------------------
                                       1998          1997           1998           1997
                                    ----------    ----------     ----------     ----------
                                                    (Dollars in thousands)
1998                                         -    $  985,270           -           5.88%
1999                                $  729,100        65,000        5.07%          6.14
2000                                   279,400        20,000        4.93           5.89
2001                                   190,400        40,000        5.75           7.27
2002                                    24,400             -        4.83              -
2003                                   300,000             -        5.02              -
Thereafter                             130,000             -        5.40              -
                                    ----------    ----------     ----------     ----------
Total                               $1,653,300    $1,110,270        5.16%          5.94%
                                    ==========    ==========     =========      ==========

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

  On May 28, 1996, the Company issued $50 million in Senior Debentures with a stated coupon of 8.42%, which were not registered under the Securities Act, in a private placement under Section 4(2) of the Securities Act. A portion of the proceeds was used to partially finance the acquisition of BVC. The Senior Debentures, which had an all-in cost of 8.91%, matured on June 1, 1999. In conjunction with the acquisition of AFEH, the Company negotiated covenant modifications with the Senior Debenture holders during 1997 to allow the repurchase of additional shares of common stock in exchange for a payment to the Senior Debenture holders of approximately $1.1 million. Interest expense on the Senior Debentures was $4.5 million for each of the years ended December 31, 1998 and 1997.


Note 13.  Capital Securities

  On December 21, 1998, the Company issued $90 million in 9.76% Capital Securities (the "Securities") through Bay View Capital I (the "Trust"). The Securities, which were sold in a public underwritten offering, pay quarterly cumulative cash distributions at an annual rate of 9.76% of the liquidation value of $25 per share. The Securities represent undivided beneficial interests in the Trust, which was established by the Company for the purpose of issuing the Securities. The Company owns all of the issued and outstanding common securities of the Trust. Proceeds from the offering and from the issuance of common securities were invested by the Trust in 9.76% Junior Subordinated Deferrable Interest Debentures due December 31, 2028 issued by the Company (the "Junior Debentures") with an aggregate principal amount of $92.8 million. The primary asset of the Trust is the Junior Debentures. The obligations of the Trust with respect to the Securities are fully and unconditionally guaranteed by the Company, to the extent provided in the Guarantee Agreement with respect to the Securities. A portion of the proceeds from the Capital Securities were used to redeem the Company's $50 million of 8.42% Senior Debentures which matured on June 1, 1999 and the remainder for general corporate purposes. The all-in cost of the Securities was 9.95%. The Securities have the added benefit of qualifying as Tier 1 capital for regulatory reporting purposes. Dividend expense on the Securities was $244,000 for the year ended December 31, 1998.

Note 14.  Income Taxes

  The following table illustrates the Company's consolidated income tax expense for the periods indicated:

                                    --------------------------------------------------
                                               Year Ended December 31, 1998
                                    --------------------------------------------------
                                      Federal             State               Total
                                    -----------        -----------         -----------
                                                 (Dollars in thousands)
Current provision                   $     1,393        $       812         $     2,205
Deferred provision                       15,064              3,946              19,010
                                    -----------        -----------         -----------
Total income tax expense            $    16,457        $     4,758         $    21,215
                                    ===========        ===========         ===========

                                    --------------------------------------------------
                                               Year Ended December 31, 1997
                                    --------------------------------------------------

Current provision                   $     4,940        $     1,294         $     6,234
Deferred provision                        2,277                734               3,011
                                    -----------        -----------         -----------
Total income tax expense            $     7,217        $     2,028         $     9,245
                                    ===========        ===========         ===========

                                    --------------------------------------------------
                                               Year Ended December 31, 1996
                                    --------------------------------------------------

Current provision                   $     3,007        $       352         $     3,359
Deferred provision                        3,046              1,872               4,918
                                    -----------        -----------         -----------
Total income tax expense            $     6,053        $     2,224         $     8,277
                                    ===========        ===========         ===========

  The following table illustrates the reconciliation between the federal statutory income tax rate and the effective income tax rate for the periods indicated:

                                                       --------------------------------------------------
                                                                     Year Ended December 31,
                                                       --------------------------------------------------
                                                          1998               1997                1996
                                                       -----------        -----------         -----------
Federal statutory income tax rate                         35.0%              35.0%               35.0%
Amortization of goodwill                                   6.1                3.0                 1.0
State income tax rate, net of federal tax benefit          7.0                5.7                12.7
Other, net                                                 0.2               (4.0)               (5.7)
                                                       -----------        -----------         -----------
Effective income tax rate                                 48.3%              39.7%               43.0%
                                                       ===========        ===========         ===========

  The Company's stockholders' equity included a tax benefit of $1.2 million and $1.4 million for the years ended December 31, 1998 and 1997, respectively, associated with the exercise of stock options.

  The following table illustrates the components of net deferred tax assets as of the dates indicated:

                                                            -----------------------
                                                                 At December 31,
                                                            -----------------------
                                                              1998           1997
                                                            --------       --------
                                                             (Dollars in thousands)
Deferred tax assets:
  Net operating loss carryforwards                          $ 72,586       $  1,128
  Provision for loan and lease losses                         20,328         13,196
  Other accrued expenses not deducted for tax purposes         2,703              -
  Alternative minimum tax credit carryforwards                 2,234              -
  State income taxes                                             981          1,709
  Capitalized leases                                             883            880
  Mark-to-market adjustment on loans                             672              -
  Intangible assets                                              538          4,584
  Unrealized loss on securities available-for-sale               136             57
  Real estate joint ventures                                     135            255
  Book depreciation in excess of tax depreciation                  -            617
  Other                                                          117          1,482
                                                            --------       --------
Gross deferred tax assets                                    101,313         23,908
Valuation allowance                                           (3,985)        (1,128)
                                                            --------       --------
Net deferred tax assets                                       97,328         22,780

Deferred tax liabilities:
  FHLBSF stock dividends                                     (11,067)        (8,316)
  Tax depreciation in excess of book depreciation             (7,941)             -
  Excess over base year reserves                              (7,828)          (794)
  Loan fees                                                   (5,581)        (6,029)
  Loan premiums                                               (1,813)          (177)
  Unrealized gain on loans held-for-sale                           -         (2,099)
  Other                                                          (38)        (1,029)
                                                            --------       --------
Gross deferred tax liabilities                               (34,268)       (18,444)
                                                            --------       --------
Net deferred tax asset                                      $ 63,060       $  4,336
                                                            ========       ========

  In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," a deferred tax liability has not been recognized for the bad debt reserves of the Company which arose in the tax years which began prior to January 1, 1988. At December 31, 1998 and 1997, the amount of these reserves was approximately $19.0 million. The amount of unrecognized deferred tax liability for these reserves at December 31, 1998 and 1997 was approximately $9.9 million. The deferred tax liability could potentially be recognized by the Company in the future if there is a change in federal tax law, certain distributions are made with respect to the stock of BVB, the bad debt reserves are used for any purpose other than absorbing bad debt losses, or BVB ceases to be a bank as defined in the Internal Revenue Code.

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

  Office of Thrift Supervision ("OTS") regulations provide definitions of regulatory capital (e.g., tangible capital, core capital and risk-based capital) and the methods of calculating each type of capital. The Company's tangible capital requirement is 1.5% of tangible assets. The core capital requirement is 4.0% of adjusted total assets, as defined. The risk-based capital requirement is 8.0% of risk-weighted assets, including off-balance sheet items. BVB's fully phased-in regulatory capital exceeded the minimum requirements of each regulatory capital standard in effect at December 31, 1998 and 1997 as illustrated in the following tables:

                         -------------------------------------------------------------------------------------
                                                          At December 31, 1998
                         -------------------------------------------------------------------------------------
                                  Actual                   Minimum Required                   Excess
                         -------------------------     -------------------------     -------------------------
                           Amount         Ratio          Amount         Ratio          Amount         Ratio
                         ----------     ----------     ----------     ----------     ----------     ----------
                                                         (Dollars in thousands)
Tangible                 $  344,509        6.36%       $   81,241        1.50%       $  263,268        4.86%
Core (Leverage)          $  345,211        6.37%       $  216,454        4.00%       $  128,757        2.37%
Risk-based               $  389,250       10.42%       $  298,798        8.00%       $   90,452        2.42%

                         -------------------------------------------------------------------------------------
                                                          At December 31, 1997
                         -------------------------------------------------------------------------------------
                                  Actual                   Minimum Required                   Excess
                         -------------------------     -------------------------     -------------------------
                           Amount         Ratio          Amount         Ratio          Amount         Ratio
                         ----------     ----------     ----------     ----------     ----------     ----------
                                                         (Dollars in thousands)
Tangible                 $  202,194         6.33%      $   47,932        1.50%       $  154,262        4.83%
Core (Leverage)          $  203,308         6.36%      $  127,863        4.00%       $   75,445        2.36%
Risk-based               $  228,532        10.87%      $  168,163        8.00%       $   60,369        2.87%

   The following table illustrates the reconciliation of BVB's capital under GAAP with its regulatory capital at December 31, 1998:

                                                       ------------------------------------------------------
                                                                        At December 31, 1998
                                                       ------------------------------------------------------
                                                          Tangible              Core             Risk-based
                                                       --------------      --------------      --------------
                                                                      (Dollars in thousands)
BVB stockholder's equity (GAAP)                        $      468,760      $      468,760      $      468,760
 Increase (decrease):
 Unrealized loss on securities available-for-sale,
  net of tax benefit                                                8                   8                   8
 Core deposit premiums                                        (10,244)             (9,542)             (9,542)
 Goodwill                                                    (104,237)           (104,237)           (104,237)
 Disallowed servicing and tax assets                           (9,778)             (9,778)             (9,778)
 Nonqualifying equity investments                                   -                   -                (929)
 Qualifying allowance for loan and lease losses                     -                   -              44,968
                                                       --------------      --------------      --------------
BVB regulatory capital                                 $      344,509      $      345,211      $      389,250
                                                       ==============      ==============      ==============

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

  Under capital guidelines enacted by FDICIA, BVB met the criteria for the well-capitalized standard as illustrated in the following tables as of the dates indicated:

                              ---------------------------------------------------------------------------------------
                                                               At December 31, 1998
                              ---------------------------------------------------------------------------------------
                                                                 Well-Capitalized
                                        Actual                      Requirement                     Excess
                              ---------------------------   ---------------------------   ---------------------------
                                 Amount          Ratio         Amount         Ratio          Amount         Ratio
                              ------------   ------------   ------------   ------------   ------------   ------------
                                                               (Dollars in thousands)
Tier 1 leverage               $    345,211        6.37%     $    270,768       5.00%      $     74,443       1.37%
Tier 1 risk-based             $    345,211        9.24%     $    224,098       6.00%      $    121,113       3.24%
Total risk-based              $    389,250       10.42%     $    373,497      10.00%      $     15,753       0.42%

                              ---------------------------------------------------------------------------------------
                                                               At December 31, 1997
                              ---------------------------------------------------------------------------------------
                                                                 Well-Capitalized
                                        Actual                      Requirement                     Excess
                              ---------------------------   ---------------------------   ---------------------------
                                 Amount          Ratio         Amount         Ratio          Amount         Ratio
                              ------------   ------------   ------------   ------------   ------------   ------------
Tier 1 leverage               $    203,308        6.36%     $    159,830       5.00%      $     43,478       1.36%
Tier 1 risk-based             $    203,308        9.67%     $    126,122       6.00%      $     77,186       3.67%
Total risk-based              $    228,532       10.87%     $    210,204      10.00%      $     18,328       0.87%

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

  The following table illustrates the stock options available for grant as of December 31, 1998:

                              --------------    --------------   --------------    --------------   --------------   --------------
                                                                    1989 Non-                           1998
                                                  1995 Stock        Employee                         Non-Employee
                                1986 Stock        Option and     Director Stock       1998-2000     Director Stock
                                Option and        Incentive        Option and        Performance      Option and
                              Incentive Plan        Plan         Incentive Plan      Stock Plan     Incentive Plan       Total
                              --------------    --------------   --------------    --------------   --------------   --------------
Shares reserved for issuance     1,759,430         2,000,000          550,000          400,000          200,000         4,909,430
Granted                         (2,048,816)       (1,898,000)        (570,000)               -                -        (4,516,816)
Forfeited                          290,574           159,599           20,000                -                -           470,173
Expired                             (1,188)                -                -                -                -            (1,188)
                              --------------    --------------   --------------    --------------   --------------   --------------
Total available for grant                0           261,599                0          400,000          200,000           861,599
                              ==============    ==============   ==============    ==============   ==============   ==============

  At December 31, 1998, the Company had outstanding options under the plans with expiration dates ranging from the year 2000 through 2008, as illustrated in following table:

                                       ------------------------------------------------------
                                           Number of       Exercise Price    Weighted Average
                                         Option Shares         Range              Price
                                       ---------------     --------------    ----------------
Outstanding at January 1, 1996                 977,094     $   6.97-13.31    $       10.51
Granted                                        424,000        13.47-18.87            16.01
Exercised                                     (202,204)        6.97-12.50             9.20
Forfeited                                      (44,000)       12.50-12.81            12.78
                                       ---------------     --------------    ----------------
Outstanding at December 31, 1996             1,154,890         7.28-18.87            12.67
Granted                                        901,000         6.97-34.41            28.71
Exercised                                     (118,990)        6.97-17.50            10.15
Forfeited                                     (178,500)        6.97-28.44            26.13
                                       ---------------     --------------    ----------------
Outstanding at December 31, 1997             1,758,400         7.88-34.41            19.70
Granted                                        629,000        17.94-35.20            25.17
Exercised                                     (160,101)        7.88-28.44            12.17
Forfeited                                      (81,599)        8.69-35.20            28.11
                                       ---------------     --------------    ----------------
Outstanding at December 31, 1998             2,145,700     $   7.88-35.20    $       21.55
                                       ===============     ==============    ================
Exercisable  at December 31, 1998            1,047,507     $   7.88-35.20    $       17.31
                                       ===============     ==============    ================

  The following table illustrates information about stock options outstanding at December 31, 1998:

                      ---------------------------------------------------------------   -----------------------------------------
                                                Outstanding                                         Exercisable
                      ---------------------------------------------------------------   -----------------------------------------
                                              Weighted Average
     Range of                Number            Remaining Life       Weighted Average          Number           Weighted Average
  Exercise Prices         Outstanding            (in years)          Exercise Price         Exercisable         Exercise Price
-------------------   -------------------   -------------------   -------------------   -------------------   -------------------
  $   7.88 - 15.63           719,000                5.92          $       12.51                643,000        $       12.14
  $  16.56 - 27.56           742,700                8.69          $       20.73                245,653        $       21.45
  $  27.63 - 35.20           684,000                9.02          $       31.93                158,854        $       31.85
                      -------------------   -------------------   -------------------   -------------------   -------------------
  $   7.88 - 35.20         2,145,700                7.87          $       21.55              1,047,507        $       17.31
                      ===================   ===================   ===================   ===================   ===================

Statement of Financial Accounting Standards No. 123 Pro Forma Disclosure

  The Company adopted SFAS 123 effective January 1, 1996, but continues to account for employee and director stock-based compensation plans under the intrinsic value method prescribed by APB 25. SFAS 123 requires that stock-based compensation to parties other than employees and directors be accounted for under the fair value method. Accordingly, no compensation cost has been recognized for the Company's stock option awards to employees and directors in 1998, 1997 and 1996. The weighted-average fair values of options granted to employees and directors were $25.17, $28.71 and $16.01 per share in 1998, 1997 and 1996, respectively. Had compensation cost related to the Company's stock option awards to employees and directors been determined under the fair value method prescribed under SFAS 123, the Company's net income and earnings per share would have been the pro forma amounts illustrated in the table below for the periods indicated:

                                                         ------------------------------------------------
                                                                      Year Ended December 31,
                                                         ------------------------------------------------
                                                              1998              1997             1996
                                                         -------------     -------------    -------------
                                                         (Dollars in thousands, except per share amounts)
Net income:
  Actual                                                 $      22,719     $      14,021    $      10,969
  Pro forma                                              $      20,557     $      12,866    $      10,255

Net income per share:
  Actual basic earnings per share                        $        1.13     $        1.09    $        0.80
  Pro forma basic earnings per share                     $        1.03     $        1.00    $        0.75

  Actual diluted earnings per share                      $        1.12     $        1.06    $        0.79
  Pro forma diluted earnings per share                   $        1.01     $        0.98    $        0.74

  The fair value of options granted was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                         ------------------------------------------------
                                                                      Year Ended December 31,
                                                         ------------------------------------------------
                                                              1998              1997             1996
                                                         -------------     -------------    -------------
Dividend yield                                                1.48%             1.25%            2.00%
Expected volatility of the Company's common stock /(1)/         32%               31%              30%
Expected risk-free interest rate /(1)/                        4.54%             5.67%            5.21%
Expected life of options in years                             5.37              5.10             4.84

(1) The expected volatility of the Company's common stock and the expected risk-free interest rate were calculated using a term commensurate with the expected life of the options.


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

  The following table illustrates the change in the plan's projected benefit obligation for the year ended December 31, 1998:

                                                       -------------
                                                        (Dollars in
                                                         thousands)
                                                       -------------
Projected benefit obligation at beginning of year      $       7,643
Interest cost                                                    459
Actuarial gain                                                  (297)
Changes in assumptions                                            36
Benefits paid                                                 (1,683)
                                                       -------------
Projected benefit obligation at end of year            $       6,158
                                                       =============

   The following table illustrates the change in the plan assets for the year ended December 31, 1998:

                                                       -------------
                                                        (Dollars in
                                                         thousands)
                                                       -------------
Plan assets at beginning of year                       $       6,949
Actual return on plan assets                                     717
Benefits paid                                                 (1,683)
                                                       -------------
Plan assets at end of year                             $       5,983
                                                       =============

  The following table illustrates the plan's funded status and amounts recognized in the Company's consolidated statement of financial condition at December 31, 1998:

                                                                      -----------
                                                                      (Dollars in
                                                                       thousands)
                                                                      -----------
Projected benefit obligation                                          $     6,158
Fair value of plan assets                                                   5,983
                                                                      -----------
Projected benefit obligation in excess of plan assets                        (175)
Unrecognized gain from past experience different than originally
  assumed and from effects of changes in assumptions                         (485)
Recognition of a portion of unrecognized gain                                  92
                                                                      -----------
Total accrued benefit liability                                       $      (568)
                                                                      ===========

Weighted average discount rate                                               6.75%
                                                                      ===========
Expected long-term rate of return on assets                                  6.00%
                                                                      ===========

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

  The following table illustrates components of net periodic pension benefit for the year ended December 31, 1998:

                                                       -----------
                                                       (Dollars in
                                                        thousands)
                                                       ===========
Interest cost on projected benefit obligation          $       458
Assumed return on plan assets                                 (492)
Net amortization of unrecognized gain                          (92)
                                                       -----------
Net periodic pension benefit                           $      (126)
                                                       ===========


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

                                             ----------------------------------------------------------------------------------
                                                                     Maturities of Derivatives Instruments
                                                                             At December 31, 1998
                                             ----------------------------------------------------------------------------------
                                                1999        2000        2001        2002        2003     Thereafter    Total
                                             ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                                                            (Dollars in thousands)
Pay fixed generic swaps:
Notional amount                              $   34,000  $  100,000  $   79,000  $        -  $   50,000  $  102,500  $  365,500
Weighted-average receive rate                                                             -
  (3-month LIBOR)                                  5.46%       5.40%       5.43%                   5.41%       5.40%       5.41%
Weighted-average pay rate (fixed)                  6.75%       6.10%       6.81%          -        6.94%       6.06%       6.42%

                                             ----------------------------------------------------------------------------------
                                                                     Maturities of Derivatives Instruments
                                                                             At December 31, 1997
                                             ----------------------------------------------------------------------------------
                                                1998        1999        2000        2001        2002     Thereafter    Total
                                             ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                                                            (Dollars in thousands)
Pay fixed generic swaps:
Notional amount                              $        -  $   67,750  $  100,000  $  104,000  $        -  $  177,500  $  449,250
Weighted-average receive rate                         -                                               -
  (3-month LIBOR)                                              6.19%       5.74%       5.78%                   5.76%       5.83%
Weighted-average pay rate (fixed)                     -        6.31%       6.10%       6.72%          -        6.41%       6.40%

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

  Future minimum payments under noncancellable lease obligations, including approximately $6.7 million to be recovered from sublease rental arrangements through the year 2007, are summarized as follows:

                                                At December 31, 1998
                                        ------------------------------------
                                         Capital Lease      Operating Lease
                                            Payments           Payments
                                        ---------------     ---------------
                                             (Dollars in thousands)
1999                                    $        965        $     8,248
2000                                             497              7,161
2001                                               -              5,535
2002                                               -              4,651
2003                                               -              3,946
Thereafter                                         -             21,473
                                        ---------------     ---------------
                                               1,462        $    51,014
                                                            ===============
Less amount representing interest               (165)
                                        ---------------
Net capital lease obligation            $      1,297
                                        ===============

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

  The following table illustrates the estimated fair values of the Company's financial instruments as of the dates indicated:

                                                  -------------------------------------------------------------------------
                                                                                At December 31,
                                                  -------------------------------------------------------------------------
                                                                  1998                                  1997
                                                  -----------------------------------   -----------------------------------
                                                     Carrying           Estimated           Carrying            Estimated
                                                      Amount            Fair Value           Amount             Fair Value
                                                  -------------       -------------       -------------       -------------
                                                                           (Dollars in thousands)
Financial assets
  Cash and cash equivalents                       $     205,186       $     205,186       $     231,822       $     231,822
  Investment securities                                   5,319               5,319              10,639              10,654
  Mortgage-backed securities                            635,389             634,988             470,261             468,382
  Loans and leases, net                               4,191,269           4,216,005           2,373,113           2,385,822
  Investment in stock of the FHLBSF                      90,878              90,878              61,012              61,012

Financial liabilities
  Transaction accounts                                1,627,275           1,627,275             553,820             553,820
  Fixed maturity deposits                             1,642,362           1,643,858           1,123,315           1,121,654
  Advances from the FHLBSF                            1,653,300           1,641,298           1,110,270           1,114,463
  Securities sold under agreements to repurchase         25,302              25,342              90,134              90,355
  Notes and Debentures                                  149,437             154,524             149,372             152,961
  Other borrowings                                        5,077               5,113               6,200               6,245
  Capital Securities                                     90,000              90,516                   -                   -


                                                  -------------------------------------------------------------------------
                                                                   Off-Balance Sheet Financial Instruments
                                                  -------------------------------------------------------------------------
                                                        At December 31, 1998                     At December 31, 1997
                                                  ---------------------------------       ---------------------------------
                                                    Carrying           Unrealized           Carrying            Unrealized
                                                     Amount            Gain/(Loss)           Amount             Gain/(Loss)
                                                  -------------       -------------       -------------       -------------
                                                                            (Dollars in thousands)
Interest rate swaps                               $        (365)      $     (10,377)      $      (2,835)      $        (891)
                                                  =============       =============       =============       =============

Note 22.  Parent Company Financial Information

  The following table illustrates the parent company's condensed statements of financial condition at December 31, 1998 and 1997 and the related condensed statements of income and cash flows for the years ended December 31, 1998, 1997 and 1996:

                  Condensed Statements of Financial Condition

                                                       -------------------------
                                                            At December 31,
                                                       -------------------------
                                                          1998           1997
                                                       ----------     ----------
                                                         (Dollars in thousands)
ASSETS
Cash on deposit (overdraft) with subsidiary bank       $     (192)    $      539
Investment securities, at fair value                            -            199
Loans receivable                                           10,000              -
Investment in and advances to subsidiaries                596,190        316,972
Deferred income taxes                                      14,418          5,535
Other assets                                               14,653         11,501
                                                       ----------     ----------
Total Assets                                           $  635,069     $  334,746
                                                       ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable and other liabilities                 $   15,037     $   11,747
Subordinated Notes and Senior Debentures                  149,437        149,372
Junior Subordinated Debentures                             92,784              -
Stockholders' equity                                      377,811        173,627
                                                       ----------     ----------
 Total Liabilities and Stockholders' Equity            $  635,069     $  334,746
                                                       ==========     ==========

                         Condensed Statements of Income

                                                       ----------------------------------------
                                                                Year ended December 31,
                                                       ----------------------------------------
                                                          1998           1997           1996
                                                       ----------     ----------     ----------
                                                                 (Dollars in thousands)
Income:
Dividends from subsidiaries                            $   87,000     $   13,000      $   3,029
Interest income                                             2,693          2,658          1,548
                                                       ----------     ----------     ----------
                                                           89,693         15,658          4,577
                                                       ----------     ----------     ----------
Expense:
Interest on Notes and Debentures                           14,650          7,746          2,623
General and administrative expense                         14,262          9,456          1,234
Income tax benefit                                        (10,713)        (6,120)          (997)
                                                       ----------     ----------     ----------
                                                           18,199         11,082          2,860
                                                       ----------     ----------     ----------

Income before undistributed net income of subsidiaries     71,494          4,576          1,717
Undistributed (distribution in excess of ) net income
  of subsidiaries                                         (48,775)         9,445          9,252
                                                       ----------     ----------     ----------

Net income                                             $   22,719     $   14,021      $  10,969
                                                       ==========     ==========      =========

                      Condensed Statements of Cash Flows

                                                                 ----------------------------------------
                                                                          Year ended December 31,
                                                                 ----------------------------------------
                                                                    1998           1997           1996
                                                                 ----------     ----------     ----------
                                                                          (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                       $   22,719     $   14,021     $   10,969
Adjustments to reconcile net income to net cash
provided by operating activities:
Undistributed (distributions in excess of) net income
  of subsidiaries                                                    48,775         (9,445)        (9,252)
Dividends received                                                        -              -         25,000
Gain on sale of securities                                             (202)             -              -
Increase in other assets                                            (11,380)       (14,137)        (2,076)
Increase (decrease) in other liabilities                              8,929         10,485         (5,559)
Other                                                                (3,891)         3,758           (900)
                                                                 ----------     ----------     ----------
   Net cash provided by operating activities                         64,950          4,682         18,182
                                                                 ----------     ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of subsidiaries, net of cash and cash equivalents
  received                                                           82,129         (9,975)       (61,505)
Increase in loans receivable                                        (10,000)             -              -
Investment in subsidiary                                             (2,783)             -              -
Purchase of investment securities                                    (1,956)          (199)             -
Proceeds from sale of investment securities                           2,357              -              -
Maturity of investment securities                                         -          1,210           (200)
Return of investment in subsidiaries                                      -              -         11,971
Advances to subsidiaries                                           (200,211)       (53,667)          (456)
                                                                 ----------     ----------     ----------
   Net cash used in investing activities                           (130,464)       (62,631)       (50,190)
                                                                 ----------     ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Junior Subordinated Debentures                           92,784              -              -
Issuance of Subordinated Notes, net of discount                           -         99,350              -
Issuance of Senior Debentures                                             -              -         50,000
Repurchase of common stock                                          (24,063)       (39,855)       (16,971)
Proceeds from issuance of common stock                                3,269          2,617          1,864
Dividends paid to stockholders                                       (7,207)        (4,419)        (4,137)
                                                                 ----------     ----------     ----------
   Net cash provided by financing activities                         64,783         57,693         30,756
                                                                 ----------     ----------     ----------

Net decrease in cash                                                   (731)          (256)        (1,252)
Cash on deposit with subsidiary bank at beginning of year               539            795          2,047
                                                                 ----------     ----------     ----------

Cash on deposit (overdraft) with subsidiary bank at end of year  $     (192)    $      539     $      795
                                                                 ==========     ==========     ==========

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

  The accounting policies of the Company's platforms are the same as those described in the Summary of Significant Accounting Policies (see Note 1). As the Company's platforms are funded by the deposits and borrowings of BVB and the debt of the Company, the cost of funds for each platform is deemed equal to the Company's consolidated cost of funds. An additional amount of interest expense is allocated to the Consumer Platform, representing the funding cost associated with operating leased assets, in the measure of platform profitability. This additional expense is not included in the computation of the Company's net interest income and net interest margin as the underlying operating leased assets are excluded from interest-earning assets in accordance with GAAP. Certain indirect general and administrative costs are allocated from the Banking Platform to the Consumer Platform and the Commercial Platform. All remaining indirect general and administrative expenses are included in the Banking Platform. Intercompany revenues and expenses are eliminated in the measurement of platform profit or loss. The Company evaluates the performance of its segments based on earnings contributed by platform, as illustrated in the following table:

                                                   ----------------------------------------------------------
                                                                 Year Ended December 31, 1998
                                                   ----------------------------------------------------------
                                                    Banking         Consumer       Commercial        Total
                                                   ----------      ----------      ----------     -----------
                                                                    (Dollars in thousands)
Interest income                                    $  317,039      $   75,798      $   13,526     $   406,363
Interest expense                                     (208,152)        (39,936)         (3,674)       (251,762)
                                                   ----------      ----------      ----------     -----------
Net interest income                                   108,887          35,862           9,852         154,601
Provision for losses on loans and leases               (1,470)         (7,644)              -          (9,114)
Noninterest income                                     17,122          13,018             932          31,072
General and administrative expenses                   (86,410)        (18,305)         (8,852)       (113,567)
Dividend expense                                         (244)              -               -            (244)
Leasing expenses                                            -          (7,682)              -          (7,682)
Net recovery on real estate owned                         240               -               -             240
Amortization of intangible assets                      (8,753)         (1,167)         (1,452)        (11,372)
                                                   ----------      ----------      ----------     -----------
Income before income taxes                             29,372          14,082             480          43,934
Income tax expense                                    (14,110)         (6,306)           (799)        (21,215)
                                                   ----------      ----------      ----------     -----------
Net income (loss) contributed                      $   15,262      $    7,776      $     (319)    $    22,719
                                                   ==========      ==========      ==========     ===========


At December 31, 1998:
Interest-earning assets plus operating
 leased assets                                     $3,946,337      $1,263,065      $  113,210     $ 5,322,612
                                                   ==========      ==========      ==========
Noninterest-earning assets                                                                            273,620
                                                                                                  -----------
Total assets                                                                                      $ 5,596,232
                                                                                                  ===========

                                                   ----------------------------------------------------------
                                                                 Year Ended December 31, 1997
                                                   ----------------------------------------------------------
                                                    Banking         Consumer       Commercial        Total
                                                   ----------      ----------      ----------     -----------
                                                                    (Dollars in thousands)
Interest income                                    $  209,168      $   23,461      $    9,615     $   242,244
Interest expense                                     (141,712)        (11,151)         (2,045)       (154,908)
                                                   ----------      ----------      ----------     -----------
Net interest income                                    67,456          12,310           7,570          87,336
Provision for losses on loans and leases                 (304)         (1,383)           (265)         (1,952)
Noninterest income                                      7,912           4,280             563          12,755
General and administrative expenses                   (56,796)         (8,706)         (6,411)        (71,913)
Net recovery on real estate owned                       1,128               -               -           1,128
Amortization of intangible assets                      (2,073)         (1,038)           (977)         (4,088)
                                                   ----------      ----------      ----------     -----------
Income before income taxes                             17,323           5,463             480          23,266
Income tax expense                                     (5,986)         (2,665)           (594)         (9,245)
                                                   ----------      ----------      ----------     -----------
Net income (loss) contributed                      $   11,337      $    2,798      $     (114)     $   14,021
                                                   ==========      ==========      ==========      ==========


At December 31, 1997:
Interest-earning assets                            $2,714,159      $  371,158      $   54,120      $3,139,437
                                                   ==========      ==========      ==========
Noninterest-earning assets                                                                            107,039
                                                                                                   ----------
Total assets                                                                                       $3,246,476
                                                                                                   ==========

                                                   ----------------------------------------------------------
                                                                 Year Ended December 31, 1996
                                                   ----------------------------------------------------------
                                                    Banking         Consumer       Commercial        Total
                                                   ----------      ----------      ----------     -----------
                                                                    (Dollars in thousands)
Interest income                                    $  221,682      $   20,073      $        -     $   241,755
Interest expense                                     (151,351)         (9,422)              -        (160,773)
                                                   ----------      ----------      ----------     -----------
Net interest income                                    70,331          10,651               -          80,982
Provision for losses on loans and leases               (1,147)           (751)              -          (1,898)
Noninterest income                                      7,501           1,063               -           8,564
General and administrative expenses                   (52,607)         (6,348)              -         (58,955)
SAIF recapitalization expense                         (11,750)              -               -         (11,750)
Net recovery on real estate owned                       4,909               -               -           4,909
Amortization of intangible assets                      (2,025)           (581)              -          (2,606)
                                                   ----------      ----------      ----------     -----------
Income before income taxes                             15,212           4,034               -          19,246
Income tax expense                                     (6,385)         (1,892)              -          (8,277)
                                                   ----------      ----------      ----------     -----------
Net income contributed                             $    8,827      $    2,142      $        -     $    10,969
                                                   ==========      ==========      ==========     ===========


At December 31, 1996:
Interest-earning assets                            $2,932,947      $  315,439      $        -     $3,248,386
                                                   ==========      ==========      ==========
Noninterest-earning assets                                                                            51,876
                                                                                                  ----------
Total assets                                                                                      $3,300,262
                                                                                                  ==========

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


Note 25.  Selected Quarterly Results of Operations (Unaudited)

                                                 ---------------------------------------------------------
                                                                Year Ended December 31, 1998
                                                 ---------------------------------------------------------
                                                    First          Second          Third         Fourth
                                                   Quarter         Quarter        Quarter        Quarter
                                                 -----------     -----------    -----------    -----------
                                                      (Dollars in thousands, except per share amounts)
Interest income                                  $    99,064     $   100,348    $   104,568    $   102,383
Net interest income                                   36,934          38,344         39,264         40,059
Provision for losses on loans and leases                 660           1,700          2,754          4,000
Net income                                             5,061           5,234          5,025          7,399

Basic earnings per share                                0.25            0.26           0.25           0.38
Diluted earnings per share                              0.24            0.25           0.25           0.38

                                                 ---------------------------------------------------------
                                                                Year Ended December 31, 1997
                                                 ---------------------------------------------------------
                                                    First          Second          Third         Fourth
                                                   Quarter         Quarter        Quarter        Quarter
                                                 -----------     -----------    -----------    -----------
                                                      (Dollars in thousands, except per share amounts)
Interest income                                  $    58,243     $    59,339    $    61,737    $    62,925
Net interest income                                   21,055          21,768         22,368         22,145
Provision for losses on loans and leases                 565             612            651            124
Net income                                             5,262           4,504          3,064          1,191

Basic earnings per share                                0.40            0.35           0.24           0.10
Diluted earnings per share                              0.39            0.34           0.23           0.09

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


/s/ KPMG LLP

San Francisco, California
January 19, 1999, except as to footnote 24, which is as of March 11, 1999

Item 9.   Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
Financial Disclosure
--------------------

  The information required by Item 304 of Regulation S-K was previously filed as part of the Company's Current Reports on Form 8K filed on April 29, 1998 and May 12, 1998.


                                   Part III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

  Information concerning executive officers of the Company is contained under the heading "Executive Officers of the Registrant" at Item 1. "Business." Information concerning directors of the Company and compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by the Company's directors, executive officers and beneficial owners of greater than ten percent of the Company's equity securities is incorporated herein by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders held on May 27, 1999, a copy of which was filed not later than 120 days after the close of the Company's fiscal year. The compensation report and performance graph included in the Definitive Proxy Statement pursuant to Items 402(k) and 402(l) of Regulation S-K are specifically not incorporated by reference herein.

Item 11.  Executive Compensation
--------------------------------

  Information concerning executive compensation is incorporated herein by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders held on May 27, 1999, a copy of which was filed not later than 120 days after the close of the Company's fiscal year. The compensation report and performance graph included in the Definitive Proxy Statement pursuant to Items 402(k) and 402(l) of Regulation S-K are specifically not incorporated by reference herein.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
-------------------------------------------------------------------------

  Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders held on May 27, 1999, a copy of which was filed not later than 120 days after the close of the Company's fiscal year.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

  Information concerning certain relationships and related transactions is incorporated herein by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders held on May 27, 1999, a copy of which was filed not later than 120 days after the close of the Company's fiscal year.

                                    Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

(a) (1) and (2):
----------------

  The Company's Financial Statements and Supplementary Data contained in Item 8. "Financial Statements and Supplementary Data" are filed as part of this report. All financial statement schedules have been omitted as the required information is not applicable or has been included in the Company's financial statements and related notes.

(a)  (3):
---------

  Exhibits are listed in the table below.

                                                                                                     Reference to prior
                                                                                                       filing or exhibit
  Regulation S-K                                                                                      number attached
  Exhibit Number                                       Document                                            hereto
------------------------------------------------------------------------------------------------------------------------
         2           Plan of acquisition, reorganization, arrangement, liquidation or succession            None
         3           Articles of Incorporation                                                               3a
                     Bylaws                                                                                  3b
         4           Instruments defining the rights of security holders, including indentures:
                     Articles of Incorporation                                                               3a
                     Bylaws                                                                                  3b
                     Specimen of common stock certificate                                                    4a
                     Stockholder Protections Rights Agreement, dated July 31, 1990
                     (the "Rights Agreement")                                                                4b
                     First Amendment to the Rights Agreement, dated February 26, 1993                        4c
                     Second Amendment to the Rights Agreement, dated October 10, 1997                        4d
                     Third Amendment to the Rights Agreement, dated September 29, 1998                       4e
                     Form of Rights Certificate and of Election to Exercise pursuant to the
                     Rights Agreement                                                                        4f
         9           Voting trust agreement                                                                 None
        10           Material contracts:
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
                     Amended Outside Directors' Retirement Plan                                             10g
                     Stock in Lieu of Cash Compensation Plan for Non-Employee Directors                     10g
                     Deferred Compensation Plan                                                             10g
                     Amended and Restated 1995 Stock Option and Incentive Plan                              10h
                     1998 - 2000 Performance Stock Plan                                                     10i
                     1998 Non-Employee Director Stock Option and Incentive Plan                             10i
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



Date: July 13, 1999                BAY VIEW CAPITAL CORPORATION
                                   By:/s/ David A. Heaberlin
                                      -----------------------
                                   David A. Heaberlin
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (Principal Financial Officer)

                                   By:/s/ Scott H. Ray
                                      -----------------
                                   Scott H. Ray
                                   Senior Vice President and
                                   Controller
                                   (Principal Accounting Officer)