Form 10-Q/A
period 1999-03-31
BAY VIEW CAPITAL CORP
filed 1999-07-13
CIK 840387

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

          Common Stock, Par Value $.01    Outstanding at June 30, 1999
              (Title of Class)                  18,677,637 shares

                                  FORM 10-Q/A
                                     INDEX


                         BAY VIEW CAPITAL CORPORATION
                         ----------------------------

PART I.       FINANCIAL INFORMATION                                      Page(s)
------        ---------------------                                      -------

Item 1.   Financial Statements (Unaudited):

          Consolidated Statements of Financial Condition.................      4

          Consolidated Statements of Income and Comprehensive Income.....      5

          Consolidated Statements of Stockholders' Equity................      6

          Consolidated Statements of Cash Flows..........................    7-8

          Notes to Consolidated Financial Statements.....................   9-11

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations..................  12-45


Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk....................................................  46-49

PART II.  OTHER INFORMATION
-------   -----------------

          Other Information..............................................     50

          Signatures.....................................................     51


  The purpose of this amendment on Form 10-Q/A for the quarter ended March 31, 1999 of Bay View Capital Corporation is primarily to provide additional disclosures related to earnings excluding amortization of intangible assets (see page 30) and the methodology used by the Company in determining it allowance for loan and lease losses (see page 36). These changes were necessary to conform the disclosures in this Form 10-Q/A to Bay View Capital Corporation's amendment on Form 10-K/A for the year ended December 31, 1998 which has been filed as of this same date. Bay View Capital Corporation hereby amends its Form 10-Q for the quarter ended March 31, 1999 in its entirety and replaces it with the following:

                          Forward-Looking Statements

  Certain statements included in this Form 10-Q/A or in future filings by Bay View Capital Corporation (sometimes referred to as "the Company") with the Securities and Exchange Commission, in our press releases or other shareholder communications or in oral statements made with the approval of an authorized executive officer, constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to a number of risks and uncertainties. You should not rely on these forward-looking statements as predictions of future events.

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

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                 BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                                       -------------   --------------
                                                                                         March 31,      December 31,
                                                                                            1999            1998
                                                                                       -------------   --------------
ASSETS                                                                                      (Dollars in thousands)
Cash and cash equivalents:
 Cash and due from depository institutions                                             $      44,848   $       37,296
 Short-term investments                                                                      103,070          167,890
                                                                                       -------------   --------------
                                                                                             147,918          205,186
Securities available-for-sale:
 Investment securities                                                                         4,932            5,319
 Mortgage-backed securities                                                                   12,783           13,616
Securities held-to-maturity:
 Investment securities                                                                             -                -
 Mortgage-backed securities                                                                  570,464          621,773
Loans and leases, net of allowance for losses                                              4,392,979        4,191,269
Investment in operating leased assets, net                                                   261,237          183,453
Investment in stock of the FHLB of San Francisco                                              87,245           90,878
Investment in stock of the Federal Reserve Bank                                               12,154                -
Real estate owned, net                                                                         2,070            2,666
Premises and equipment, net                                                                   23,797           24,727
Intangible assets                                                                            131,517          134,088
Other assets                                                                                 116,455          123,257
                                                                                       -------------   --------------
Total assets                                                                           $   5,763,551   $    5,596,232
                                                                                       =============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Transaction accounts                                                                  $   1,750,875   $    1,627,275
 Retail certificates of deposit                                                            1,542,688        1,642,362
 Brokered certificates of deposit                                                             49,723                -
                                                                                       -------------   --------------
                                                                                           3,343,286        3,269,637
Advances from the FHLB of San Francisco                                                    1,744,900        1,653,300
Securities sold under agreements to repurchase                                                23,047           25,302
Subordinated Notes, net                                                                       99,453           99,437
Senior Debentures                                                                             50,000           50,000
Other borrowings                                                                               4,387            5,077
Other liabilities                                                                             30,395           25,668
                                                                                       -------------   --------------
Total liabilities                                                                          5,295,468        5,128,421
                                                                                       -------------   --------------

Guaranteed Preferred Beneficial Interest in the Company's
   Junior Subordinated Debentures ("Capital Securities")                                      90,000           90,000

Stockholders' equity:
 Serial preferred stock: Authorized, 7,000,000 shares; Outstanding, none                           -                -
 Common stock ($.01 par value): Authorized, 60,000,000 shares;
   issued, 3/31/99-20,376,251 shares; 12/31/98-20,376,251 shares;
   outstanding, 3/31/99-18,808,637 shares; 12/31/98-19,113,637 shares                            204              204
 Additional paid-in capital                                                                  251,010          251,010
 Retained earnings (substantially restricted)                                                160,930          155,715
 Treasury stock, at cost, 3/31/99-1,567,614 shares; 12/31/98-1,262,614 shares                (30,669)         (25,157)
 Accumulated other comprehensive income:
   Unrealized loss on securities available-for-sale, net of tax                                 (133)            (202)
 Debt of Employee Stock Ownership Plan                                                        (3,259)          (3,759)
                                                                                       -------------   --------------
Total stockholders' equity                                                                   378,083          377,811
                                                                                       -------------   --------------
Total liabilities and stockholders' equity                                             $   5,763,551   $    5,596,232
                                                                                       =============   ==============

The accompanying notes are an integral part of these consolidated financial statements.

                 BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                  (Unaudited)


                                                                                    -----------------------------------
                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                    -----------------------------------
                                                                                       1999                    1998
                                                                                    -----------             -----------
                                                                                       (Amounts in thousands, except
                                                                                            per share amounts)
Interest income:
 Interest on loans and leases                                                       $    87,118             $    81,257
 Interest on mortgage-backed securities                                                   9,398                  15,255
 Interest and dividends on investment securities                                          3,505                   2,551
                                                                                    -----------             -----------
                                                                                        100,021                  99,063
Interest expense:
 Interest on deposits                                                                    33,602                  40,996
 Interest on Senior Debentures and Notes                                                  3,527                   3,527
 Interest on borrowings                                                                  22,109                  17,606
                                                                                    -----------             -----------
                                                                                         59,238                  62,129

Net interest income                                                                      40,783                  36,934
Provision for losses on loans and leases                                                  5,311                     660
                                                                                    -----------             -----------
Net interest income after provision for losses on loans and leases                       35,472                  36,274

Noninterest income:
 Leasing income                                                                           9,658                       -
 Loan fees and charges                                                                    2,001                   1,730
 Account fees                                                                             1,654                   1,458
 Sales commissions                                                                        1,181                     633
 Gain on sale of loans and securities                                                         -                     112
 Other, net                                                                               1,473                     270
                                                                                    -----------             -----------
                                                                                         15,967                   4,203
Noninterest expense:
 General and administrative                                                              26,156                  27,742
 Dividend expense on Capital Securities                                                   2,235                       -
 Leasing expenses                                                                         6,681                       -
 Real estate owned operations, net                                                           17                      37
 Net losses (recoveries) on real estate                                                      17                     (24)
 Amortization of intangible assets                                                        2,904                   2,746
                                                                                    -----------             -----------
                                                                                         38,010                  30,501

Income before income tax expense                                                         13,429                   9,976
                                                                                    -----------             -----------
Income tax expense                                                                        6,296                   4,916
                                                                                    -----------             -----------

Net income                                                                          $     7,133             $     5,060
                                                                                    ===========             ===========

Basic earnings per share                                                            $      0.37             $      0.25
                                                                                    ===========             ===========
Diluted earnings per share                                                          $      0.37             $      0.24
                                                                                    ===========             ===========

Average basic shares outstanding                                                         19,162                  20,251
                                                                                    ===========             ===========
Average diluted shares outstanding                                                       19,335                  20,673
                                                                                    ===========             ===========

Net income                                                                          $     7,133             $     5,060
Other comprehensive income, net of tax:
Unrealized gain on securities available-for-sale, net of tax expense of
 $49 for the three months ended March 31, 1999 and $344 for the three
 months ended March 31, 1998                                                                 69                     488
                                                                                    -----------             -----------
Comprehensive income                                                                $     7,202             $     5,548
                                                                                    ===========             ===========

The accompanying notes are an integral part of these consolidated financial statements.

                 BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                      ---------------------------------------------------------------------------

                                                                                          Additional
                                                            Number of        Common         Paid-in        Retained      Treasury
                                                              Shares          Stock         Capital       Earnings*       Stock
                                                       --------------  ------------  ---------------  -------------   -----------
                                                                            (Amounts in thousands, except per share amounts)
Balance at December 31, 1997                                   15,126  $        151  $       103,052  $     141,065   $   (66,352)

Issuance of common stock (AFEH acquisition):
     From shares held in treasury                                   -             -                -              -        65,258
     From authorized but unissued shares                        5,087            51          144,691              -             -
Repurchase of common stock                                          -             -                -              -       (24,063)
Exercise of stock options, including tax benefits                 163             2            3,267              -             -
Cash dividends declared ($0.40 per share)                           -             -                -         (8,069)            -
Unrealized loss, net of tax                                         -             -                -              -             -
Repayment of debt                                                   -             -                -              -             -
Net income                                                          -             -                -         22,719             -
                                                      ---------------  ------------  ---------------  -------------   -----------
Balance at December 31, 1998                                   20,376  $        204  $       251,010  $     155,715   $   (25,157)
                                                      ===============  ============  ===============  =============   ===========


Repurchase of common stock                                          -             -                -              -        (5,512)
Cash dividends declared ($0.10 per share)                           -             -                -         (1,918)            -
Unrealized gain, net of tax                                         -             -                -              -             -
Repayment of debt                                                   -             -                -              -             -
Net income                                                          -             -                -          7,133             -
                                                      ---------------  ------------  ---------------  -------------   -----------
Balance at March 31, 1999                                      20,376  $        204  $       251,010  $     160,930   $   (30,669)
                                                      ===============  ============  ===============  =============   ===========
                                                      ------------------------------------------------------------------
                                                             Unrealized             Debt Of
                                                             Gain (Loss)           Employee
                                                            On Securities            Stock                 Total
                                                          Available-for-sale,      Ownership           Stockholders'
                                                             Net Of Tax               Plan                Equity
                                                      ----------------------     ----------------    -------------------

Balance at December 31, 1997                          $                  (72)    $         (4,217)   $          173,627

Issuance of common stock (AFEH acquisition):
     From shares held in treasury                                          -                    -                65,258
     From authorized but unissued shares                                   -                    -               144,742
Repurchase of common stock                                                 -                    -               (24,063)
Exercise of stock options, including tax benefits                          -                    -                 3,269
Cash dividends declared ($0.40 per share)                                  -                    -                (8,069)
Unrealized loss, net of tax                                             (130)                   -                  (130)
Repayment of debt                                                          -                  458                   458
Net income                                                                 -                    -                22,719
                                                      ----------------------     ----------------    ------------------
Balance at December 31, 1998                          $                 (202)    $         (3,759)   $          377,811
                                                      ======================     ================    ==================


Repurchase of common stock                                                 -                    -                (5,512)
Cash dividends declared ($0.10 per share)                                  -                    -                (1,918)
Unrealized gain, net of tax                                               69                    -                    69
Repayment of debt                                                          -                  500                   500
Net income                                                                 -                    -                 7,133
                                                      ----------------------     ----------------    ------------------
Balance at March 31, 1999                             $                 (133)    $         (3,259)   $          378,083
                                                      ======================     ================    ==================

*  Substantially restricted


The accompanying notes are an integral part of these consolidated financial statements.

                 BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                           -------------------------------------
                                                                                      Three Months Ended
                                                                                          March 31,
                                                                           -------------------------------------
                                                                                1999                  1998
                                                                           ---------------      ----------------
                                                                                   (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                  $        7,133             $   5,060
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
   Amortization of intangible assets                                                 2,904                 2,746
   Provision for losses on loans and leases and real estate owned                    5,328                   636
   Depreciation and amortization of premises and equipment                           1,806                 1,239
   Depreciation and amortization of investment in operating leased assets            5,810                     -
   Amortization of premiums, net of discounts                                        2,975                 3,452
   Gain on sale of loans and securities                                                  -                  (112)
   (Increase) decrease in other assets                                               5,623               (31,512)
   Increase (decrease) in other liabilities                                          5,625               (21,410)
   Other, net                                                                        1,248                 1,066
                                                                            --------------      ----------------
Net cash provided by (used in) operating activities                                 38,452               (38,835)
                                                                            --------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of subsidiaries, net of cash and cash equivalents received                   -                82,129
Net decrease in loans and leases resulting from principal payments,
 net of originations                                                                74,953               119,409
Purchase of loans and leases                                                      (368,286)             (155,389)
Purchase of investment securities                                                        -                (2,252)
Principal payments on mortgage-backed securities                                    51,227                71,332
Proceeds from sale of mortgage-backed securities available-for-sale                      -                 9,436
Proceeds from sale of investment securities available-for-sale                           -                   595
Proceeds from sale of real estate owned                                                918                   924
Additions to premises and equipment                                                   (876)               (4,683)
(Increase) decrease in investment in stock of the FHLB of San Francisco              3,633                (1,205)
Increase in investment in stock of the Federal Reserve Bank                        (12,154)                    -
                                                                            --------------      ----------------
Net cash provided by (used in) investing activities                               (250,585)              120,296
                                                                            --------------      ----------------

The accompanying notes are an integral part of these consolidated financial statements.

                 BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                  (Unaudited)

                                                                            --------------------------------------
                                                                                       Three Months Ended
                                                                                           March 31,
                                                                            --------------------------------------
                                                                                1999                   1998
                                                                            ---------------      -----------------
                                                                                    (Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                                         $        73,649        $      (197,821)
Proceeds from advances from the FHLB of San Francisco                               489,300                833,300
Repayment of advances from the FHLB of San Francisco                               (397,700)              (906,170)
Proceeds from reverse repurchase agreements                                          23,047                153,428
Repayment of reverse repurchase agreements                                          (25,302)               (75,134)
Net change in other borrowings                                                         (690)               (10,609)
Repurchase of common stock                                                           (5,512)                     -
Proceeds from issuance of common stock                                                    -                  1,104
Dividends paid to stockholders                                                       (1,927)                (2,032)
                                                                            ---------------        ---------------
Net cash provided by (used in) financing activities                                 154,865               (203,934)
                                                                            ---------------        ---------------

Net decrease in cash and cash equivalents                                           (57,268)              (122,473)
Cash and cash equivalents at beginning of period                                    205,186                231,822
                                                                            ---------------        ---------------
Cash and cash equivalents at end of period                                  $       147,918        $       109,349
                                                                            ===============        ===============

Cash paid for:
    Interest                                                                $        61,494        $        66,657
    Income taxes                                                            $             -        $             -

Supplemental non-cash investing and financing activities:
    Loans transferred to real estate owned                                  $           544        $         1,593

The acquisition of subsidiaries involved the following:
    Common stock issued                                                     $             -        $       210,000
    Liabilities assumed                                                                   -              2,103,482
    Fair value of assets acquired, other than cash and cash equivalents                   -             (2,130,177)
    Goodwill                                                                              -               (101,176)
                                                                            ---------------        ---------------
    Net cash and cash equivalents received                                  $             -        $        82,129
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

     The information provided in these interim financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial condition as of March 31, 1999 and December 31, 1998, the results of its operations for the three-month periods ended March 31, 1999 and 1998, and its cash flows for the three-month periods ended March 31, 1999 and 1998. Such adjustments are of a normal, recurring nature unless otherwise disclosed in this Form 10-Q/A. As necessary, reclassifications have been made to prior period amounts to conform to the current period presentation. These reclassifications had no effect on the Company's financial condition, results of operations or stockholders' equity. These interim financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all of the necessary information and footnotes for a presentation in conformity with generally accepted accounting principles.

     The information included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" was written assuming that you have read or have access to our 1998 Annual Report on Form 10-K, as amended, which contains the latest audited consolidated financial statements and notes, along with Management's Discussion and Analysis of Financial Condition as of December 31, 1998 and 1997 and Results of Operations for the years ended December 31, 1998, 1997 and 1996. Accordingly, only certain changes in financial condition and results of operations are discussed in this Form 10-Q/A. Furthermore, the interim financial results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

  The following table illustrates the calculation of basic and diluted earnings per share for the periods indicated:

                                                            -----------------------------------------
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
                              =================    =================    =================    =================   =================

                 BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (Unaudited)


     At March 31, 1999, the Company had outstanding options under the plans with expiration dates ranging from the years 2000 through 2009, as illustrated in the following table:

                                           ---------------------       ----------------------      ----------------------
                                                  Number of                 Exercise Price             Weighted-Average
                                                Option Shares                   Range                       Price
                                           ---------------------       ----------------------      ----------------------
Outstanding at December 31, 1998                       2,145,700       $       7.88  -  35.20      $                21.55
Granted                                                   46,000              18.38  -  18.50                       18.49
Forfeited                                                (43,300)             17.94  -  34.41                       26.82
                                           ---------------------       ----------------------      ----------------------
Outstanding at March 31, 1999                          2,148,400       $       7.88  -  35.20      $                21.37
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

                                       --------------------------------------------------------------------------------------------
                                                                Three Months Ended March 31, 1999 (Unaudited)
                                       ---------------------------------------------------------------------------------------------
                                            Banking          Home Equity            Auto             Commercial            Total
                                       ---------------    ---------------    ---------------    -----------------    ---------------
                                                                           (Dollars in thousands)
Net interest income                    $        23,460    $         8,171    $         6,092    $           3,060    $       40,783
Provision for losses on loans and                    -             (3,501)            (1,750)                 (60)           (5,311)
 leases
Noninterest income                               5,482                 24             10,185                  276            15,967
Direct general and administrative
 expenses/(1)/                                 (14,277)            (1,026)            (4,003)              (1,920)          (21,226)
Dividend expense on Capital Securities          (1,900)              (335)                 -                    -            (2,235)
Leasing expenses/(2)/                                -                  -             (6,681)                   -            (6,681)
Net expense on real estate owned                   (34)                 -                  -                    -               (34)
Amortization of intangible assets               (2,237)                 -               (304)                (363)           (2,904)
                                       ---------------    ---------------    ---------------    -----------------    ---------------
Contribution by platform               $        10,494    $         3,333    $         3,539    $             993            18,359
                                       ===============    ===============    ===============    =================
Indirect corporate overhead/(1)/                                                                                             (4,930)
Income tax expense                                                                                                           (6,296)
                                                                                                                     ---------------
Net income                                                                                                           $        7,133
                                                                                                                     ===============


                                       ---------------------------------------------------------------------------------------------
                                                                Three Months Ended March 31, 1998 (Unaudited)
                                       ---------------------------------------------------------------------------------------------
                                            Banking          Home Equity            Auto             Commercial            Total
                                       ---------------    ---------------    ---------------    -----------------    ---------------
                                                                           (Dollars in thousands)
Net interest income                    $        25,577    $         2,518    $         6,353    $           2,486    $       36,934
Provision for losses on loans and                    -                  -               (660)                   -              (660)
 leases
Noninterest income                               3,148                 74                831                  150             4,203
Direct general and administrative
 expenses/(1)/                                 (15,191)              (342)            (3,831)              (2,003)          (21,367)

Net expense on real estate owned                   (13)                 -                  -                    -               (13)
Amortization of intangible assets               (2,093)                 -               (290)                (363)           (2,746)
                                       ---------------    ---------------    ---------------    -----------------    ---------------
Contribution by platform                      $ 11,428             $2,250            $ 2,403              $   270            16,351
                                       ===============    ===============    ===============    =================
Indirect corporate overhead/(1)/                                                                                             (6,375)
Income tax expense                                                                                                           (4,916)
                                                                                                                     ---------------
Net income                                                                                                           $        5,060
                                                                                                                     ===============

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

  The following table illustrates net interest income and net interest margin, by platform, for the periods indicated:

                               ---------------------------------------------------------------------
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
                                                     ===================    ==================

  The following table illustrates average interest-earning assets, excluding the Company's auto-related operating leased assets, by platform, for the periods indicated:

                                                     -------------------------------------------
                                                            Three Months Ended (Unaudited)
                                                     -------------------------------------------
                                                           March 31,              March 31,
                                                             1999                    1998
                                                     -------------------    --------------------
                                                                (Dollars in thousands)
Banking Platform                                     $         3,788,276    $          4,442,168
Home Equity Platform                                             649,865                 180,827
Auto Platform                                                    583,760                 351,180
Commercial Platform                                               98,892                  53,040
                                                     -------------------    --------------------
Total                                                $         5,120,793    $          5,027,215
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

                                                 ----------------------------------------------------------------------------------
                                                                    Average Balances, Yields and Rates (Unaudited)
                                                 ----------------------------------------------------------------------------------
                                                            Three Months Ended                          Three Months Ended
                                                              March 31, 1999                              March 31, 1998
                                                 ----------------------------------------     -------------------------------------
                                                     Average                     Average        Average                    Average
                                                     Balance      Interest     Yield/Rate       Balance      Interest    Yield/Rate
                                                 --------------   ---------    ----------     -----------    --------    ----------
                                                                                (Dollars in thousands)
Assets
------
Interest-earning assets:
 Loans and leases receivable                        $4,264,502     $ 87,118          8.22%     $3,953,437     $81,257          8.24%
 Mortgage-backed securities/1/                         598,630        9,398          6.28         908,955      15,255          6.71
 Investments/1/                                        257,661        3,505          5.13         164,823       2,551          6.26
                                                 --------------   ---------    ----------     -----------    --------    ----------
Total interest-earning assets                        5,120,793     $100,021          7.84%      5,027,215     $99,063          7.90%
                                                                  =========    ==========                    ========    ==========
Other assets                                           481,239                                    362,316
                                                 --------------                               -----------
Total assets                                        $5,602,032                                 $5,389,531
                                                 =============                                ===========

Liabilities and Stockholders' Equity
------------------------------------
Interest-bearing liabilities:
  Deposits                                          $3,296,261     $ 33,602          4.13%     $3,601,041     $40,996          4.62%
  Borrowings (2)                                     1,813,731       25,636          5.70       1,317,764      21,133          6.46
                                                 --------------   ---------    ----------     -----------    --------    ----------
Total interest-bearing liabilities                   5,109,992     $ 59,238          4.69%      4,918,805     $62,129          5.11%
                                                                  =========    ==========                    ========    ==========
Other liabilities                                      111,889                                     84,342
                                                 -------------                                -----------
Total liabilities                                    5,221,881                                  5,003,147
Stockholders' equity                                   380,151                                    386,384
                                                 -------------                                -----------
Total liabilities and stockholders' equity          $5,602,032                                 $5,389,531
                                                 =============                                ===========

Net interest income/net interest spread                            $ 40,783          3.15%                    $36,934          2.79%
                                                                  =========    ==========                    ========    ==========

Net interest earning assets                         $   10,801                                 $  108,410
                                                 =============                                ===========

Net interest margin (3)                                                              3.16%                                     2.90%
                                                                               ==========                                ==========


(1) Average balances and yields for mortgage-backed securities and investment securities classified as available-for-sale are based on historical amortized cost.
(2) Interest expense for borrowings includes interest expense on interest rate swaps of $1.0 million for the three months ended March 31, 1999 and $611,000 for the three months ended March 31, 1998.
(3) Annualized net interest income divided by average interest-earning assets.

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

  The following table summarizes the cost of deposits versus COFI and transaction accounts as a percentage of retail deposits for the periods indicated:

                                     -----------------------------------------------------------------
                                                           Months Ended (Unaudited)
                                     -----------------------------------------------------------------
                                           March 31,             December 31,        December 31, 1997
                                             1999                    1998
                                     ------------------     -------------------     ------------------
Cost of deposits                                   4.09%                   4.20%                  4.71%
COFI                                               4.52%                   4.66%                  4.95%
                                     ------------------     -------------------     ------------------
Spread below COFI                                 (0.43)                  (0.46)                 (0.24)
                                     ==================     ===================     ==================

Transaction accounts as a
     percentage of retail deposits                 53.2%                   49.8%                  34.6%
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

  The following table summarizes the cost of deposits versus COFI for the original Bay View Bank branches and EurekaBank branches for the periods indicated:

                                     ----------------------------------------------------------------------------------------
                                                                      Months Ended (Unaudited)
                                     ----------------------------------------------------------------------------------------
                                         March 31,             December 31,            September 30,             June 30,
                                            1999                   1998                     1998                   1998
                                     -----------------      ------------------      -------------------     -----------------
Cost of deposits - BVB                            3.95%                   3.97%                    4.12%                 4.22%
Cost of deposits - EurekaBank                     4.15%                   4.28%                    4.46%                 4.56%
COFI                                              4.52%                   4.66%                    4.88%                 4.88%
                                     -----------------      ------------------      -------------------     -----------------
   Spread below COFI - BVB                       (0.57)                  (0.69)                   (0.76)                (0.66)
                                     =================      ==================      ===================     =================
   Spread below COFI - EurekaBank                (0.37)                  (0.38)                   (0.42)                (0.32)
                                     =================      ==================      ===================     =================
   Difference                                     0.20                    0.31                     0.34                  0.34
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
                                         =====================      ======================      =====================

PROVISION FOR LOSSES ON LOANS AND LEASES

  The provision for losses on loans and leases was $5.3 million for the first quarter of 1999 as compared with $660,000 for the first quarter of 1998. The increase in the provision for losses on loans and leases for the first quarter of 1999, as compared with the first quarter of 1998, was a result of both the higher net charge-offs in the Company's Home Equity Platform and Auto Platform combined with the continued transformation of the Company's balance sheet to a more commercial bank-like balance sheet. While the Home Equity Platform and Auto Platform loan and lease portfolios have higher net charge-offs, they continue to provide net risk-adjusted yields superior to those provided by the Company's mortgage-based assets. You should also read the section "Balance Sheet
Analysis - Allowance for Loan and Lease Losses" for further discussion of the provision for losses on loans and leases.

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

  The following table illustrates general and administrative expenses, by platform, for the periods indicated:

                                                      -------------------------------------------
                                                             Three Months Ended (Unaudited)
                                                      -------------------------------------------
                                                            March 31,            March 31,
                                                               1999                 1998
                                                      --------------------    -------------------
                                                                 (Dollars in thousands)
Banking Platform                                                   $14,277                $15,191
Home Equity Platform                                                 1,026                    342
Auto Platform                                                        4,003                  3,831
Commercial Platform                                                  1,920                  2,003
                                                      --------------------    -------------------
Total                                                               21,226                 21,367
Indirect corporate overhead (1)                                      4,930                  6,375
                                                      --------------------    -------------------
Total                                                              $26,156                $27,742
                                                      ====================    ===================

(1) Amount represents indirect corporate expenses not specifically identifiable with, or allocable to, the Company's business platforms.

  The following table illustrates general and administrative expenses, excluding the special mention items as previously discussed, by platform, for the periods indicated:

                                                      -------------------------------------------
                                                             Three Months Ended (Unaudited)
                                                      -------------------------------------------
                                                            March 31,            March 31, 1998
                                                               1999
                                                      --------------------    -------------------
                                                                 (Dollars in thousands)
Banking Platform                                                   $13,900                $13,093
Home Equity Platform                                                 1,026                    342
Auto Platform                                                        3,564                  3,765
Commercial Platform                                                  1,920                  2,003
                                                      --------------------    -------------------
Total                                                               20,410                 19,203
Indirect corporate overhead (1)                                      4,813                  5,175
                                                      --------------------    -------------------
Total                                                              $25,223                $24,378
                                                      ====================    ===================

(1) Amount represents indirect corporate expenses not specifically identifiable with, or allocable to, the Company's business platforms.

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

     The following table illustrates the ratio of general and administrative expenses to average total assets, including securitized assets, on an annualized basis for the periods indicated:

                                                    ---------------------------------------------
                                                             Three Months Ended (Unaudited)
                                                    ---------------------------------------------
                                                           March 31,                March 31,
                                                             1999                      1998
                                                    --------------------      -------------------
                                                                (Dollars in thousands)
General and administrative expenses                          $    26,156              $    27,742
Average total assets, including securitized assets           $ 5,671,972              $ 5,389,531
                                                    --------------------      -------------------
Annualized general and administrative expenses to
   average total assets, including securitized
    assets                                                          1.84%                    2.06%
                                                    ====================      ===================

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

                         Non-GAAP Performance Measures

  The following measures of earnings excluding amortization of intangible assets, normalized net interest income and normalized net interest margin, and their corresponding ratios, are not measures of performance in accordance with generally accepted accounting principles. These measures should not be considered alternatives to net income, net interest income and net interest margin as an indicator of the Company's operating performance. These measures are included because we believe they are useful tools to assist you in assessing our performance and trends. These measures may not be comparable to similarly titled measures reported by other companies.

Earnings Excluding Amortization of Intangible Assets

  Earnings excluding amortization of intangible assets represent net income excluding charges related to the amortization of intangible assets, largely goodwill. This illustration is intended to approximate what our earnings would have been excluding the non-cash expense associated with amortization of goodwill and other intangible assets generated from our acquisitions, all of which have been accounted for under the purchase method of accounting.

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

  The purchase and the pooling-of-interests methods of accounting are not alternatives for accounting for acquisitions. Instead, generally accepted accounting principles prescribe which method must be applied depending upon the characteristics of the underlying acquisition. The Company's acquisitions of Bay View Credit, Bay View Commercial Finance Group, Ultra Funding, Inc., and EurekaBank were all accounted for under the purchase method of accounting.

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

     The following table illustrates the reconciliation of net income to earnings excluding amortization of intangible assets, and the corresponding performance return measures, for the periods indicated:

                                                       -------------------------------------------------------
                                                                     Three Months Ended (Unaudited)
                                                       -------------------------------------------------------
                                                               March 31,                       March 31,
                                                                  1999                           1998
                                                       -----------------------        ------------------------
                                                                     (Dollars in thousands, except
                                                                          per share amounts)
Net income (1)                                         $                 7,133        $                  5,060
Amortization of intangible assets, net of tax                            2,511                           2,403
                                                       -----------------------        ------------------------
Earnings excluding amortization                        $                 9,644        $                  7,463
                                                       =======================        ========================

Earnings per diluted share                             $                  0.37        $                   0.24
                                                       =======================        ========================
Earnings excluding amortization per diluted share      $                  0.50        $                   0.36
                                                       =======================        ========================

Return on average assets (2)                                              0.51%                           0.38%
                                                       =======================        ========================
Return on average equity (2)                                              7.51%                           5.24%
                                                       =======================        ========================

Earnings excluding amortization - return on
 average assets (3)                                                       0.69%                           0.55%
                                                       =======================        ========================
Earnings excluding amortization - return on
 average equity (3)                                                      10.15%                           7.73%
                                                       =======================        ========================

Earnings excluding amortization - return on
 average tangible assets (4)                                              0.71%                           0.57%
                                                       =======================        ========================
Earnings excluding amortization - return on
 average tangible equity (4)                                             15.58%                          12.13%
                                                       =======================        ========================

(1) Net income for the periods indicated includes certain special mention items, as discussed above.
(2) Return on average assets is defined as net income divided by average assets. Return on average equity is defined as net income divided by average equity.
(3) Earnings excluding amortization - return on average assets is defined as earnings excluding amortization of intangible assets divided by average assets. Earnings excluding amortization - return on average equity is defined as earnings excluding amortization of intangible assets divided by average equity.
(4) Earnings excluding amortization - return on average tangible assets is defined as earnings excluding amortization of intangible assets divided by average tangible assets. Earnings excluding amortization - return on average tangible equity is defined as earnings excluding amortization of intangible assets divided by average tangible equity. Average tangible assets are defined as average assets less average intangible assets. Average tangible equity is defined as average equity less average intangible assets.

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

     The following table illustrates normalized net interest income and net interest margin, by platform, for the periods indicated:

                         -----------------------------------------------------------------------------
                                                  Three Months Ended (Unaudited)
                         -----------------------------------------------------------------------------
                                      March 31, 1999                           March 31, 1998
                         -------------------------------------     -----------------------------------
                             Normalized           Normalized          Normalized          Normalized
                                 Net                 Net                  Net                 Net
                              Interest             Interest            Interest            Interest
                               Income               Margin              Income              Margin
                         -----------------    ----------------     ---------------    ----------------
                                                     (Dollars in thousands)
Banking Platform         $          21,670                2.22%    $        25,577                2.25%
Home Equity Platform                 7,800                4.81%              2,518                5.54%
Auto Platform                        9,963                5.02%              6,353                7.32%
Commercial Platform                  3,008               12.38%              2,486               19.01%
                         -----------------    ----------------     ---------------    ----------------
Total                    $          42,441                3.15%    $        36,934                2.90%
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

     The following table illustrates interest-earning assets, including the Company's auto-related operating leased assets, by platform, as of the dates indicated:

                                                     -----------------------------------------
                                                                     (Unaudited)
                                                     -----------------------------------------
                                                              At                     At
                                                           March 31,            December 31,
                                                             1999                   1998
                                                     -------------------    ------------------
                                                               (Dollars in thousands)
Banking Platform                                     $         3,880,901    $        3,816,993
Home Equity Platform                                             644,589               657,148
Auto Platform                                                    857,046               570,128
Commercial Platform                                              106,419                94,888
                                                     -------------------    ------------------
Total                                                $         5,488,955    $        5,139,157
                                                     ===================    ==================

     The following table illustrates average interest-earning assets, including the Company's auto-related operating leased assets, by platform, for the periods indicated:

                                                     -------------------------------------------
                                                            Three Months Ended (Unaudited)
                                                     -------------------------------------------
                                                           March 31,              March 31,
                                                             1999                    1998
                                                     -------------------    --------------------
                                                                (Dollars In Thousands)
Banking Platform                                     $         3,788,276    $          4,442,168
Home Equity Platform                                             649,865                 180,827
Auto Platform                                                    806,045                 351,180
Commercial Platform                                               98,892                  53,040
                                                     -------------------    --------------------
Total                                                $         5,343,078    $          5,027,215
                                                     ===================    ====================

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

     The following table illustrates the Company's securities portfolio as of the dates indicated:

                                   --------------------------------------------------------------------------------------
                                                                         (Unaudited)
                                   --------------------------------------------------------------------------------------
                                                March 31, 1999                               December 31, 1998
                                   ---------------------------------------      -----------------------------------------
                                        Amortized               Fair                  Amortized                Fair
                                          Cost                 Value                    Cost                  Value
                                   -----------------    ------------------      -------------------    ------------------
                                                                    (Dollars in thousands)
Available-for-sale
------------------
Investment securities              $           5,200    $            4,932      $             5,544    $            5,319
Mortgage-backed securities:
   Issued by Freddie Mac, Fannie
    Mae and the Government
    National Mortgage Association             12,386                12,364                   13,257                13,143
   Collateralized mortgage
    obligations                                  419                   419                      473                   473
                                   -----------------    ------------------      -------------------    ------------------
                                              12,805                12,783                   13,730                13,616
                                   -----------------    ------------------      -------------------    ------------------
Held-to-maturity
----------------
Mortgage-backed securities:
   Issued by Freddie Mac, Fannie
    Mae and the Government
    National Mortgage Association            368,548               369,020                  403,512               402,740
   Issued by other financial
    intermediaries                            34,580                35,086                   41,759                42,349
   Collateralized mortgage
    obligations                              167,336               167,451                  176,502               176,283
                                   -----------------    ------------------      -------------------    ------------------
                                             570,464               571,557                  621,773               621,372
                                   -----------------    ------------------      -------------------    ------------------

                                   $         588,469    $          589,272      $           641,047    $          640,307
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

Loans and Leases

     The following table illustrates the Company's loan and financing lease portfolio as of the dates indicated:

                                                          ------------------------------------------------------
                                                                                 (Unaudited)
                                                          ------------------------------------------------------
                                                                   March 31,                   December 31,
                                                                     1999                          1998
                                                          ------------------------      ------------------------
                                                                           (Dollars in thousands)
Banking Platform:
   Mortgage loans
     Single-family                                        $              1,359,710      $              1,515,413
     Multi-family                                                          997,227                     1,015,980
     Commercial real estate                                                341,076                       338,220
                                                          ------------------------      ------------------------
   Total mortgage loans                                                  2,698,013                     2,869,613
   Franchise loans                                                         327,148                             -
   Other                                                                    60,567                        57,361
                                                          ------------------------      ------------------------
Total Banking Platform                                                   3,085,728                     2,926,974
Home Equity Platform                                                       611,445                       622,797
Auto Platform                                                              578,402                       546,806
Commercial Platform                                                        106,419                        94,888
                                                          ------------------------      ------------------------
Total loans and leases, gross                                            4,381,994                     4,191,465
Premiums and discounts and deferred fees and costs                          55,132                        45,209
Allowance for losses on loans and leases                                   (44,147)                      (45,405)
                                                          ------------------------      ------------------------
Total loans and leases, net                               $              4,392,979      $              4,191,269
                                                          ========================      ========================

     Management's strategy is to supplement its loan and lease production with purchases of high-quality loans. The following table illustrates loans and leases originated and purchased, including auto-related operating leased assets, for the periods indicated:

                                                          -----------------------------------------------------
                                                                      Three Months Ended (Unaudited)
                                                          -----------------------------------------------------
                                                                  March 31,                    March 31,
                                                                     1999                         1998
                                                          ------------------------     ------------------------
                                                                          (Dollars in thousands)
Loan and Lease Originations:
   Real estate                                            $                 48,646     $                 26,733
   Home equity                                                              14,624                        5,143
   Motor vehicle                                                           162,671                       99,878
   Commercial                                                               43,176                        9,059
   Other                                                                     7,542                        1,613
                                                          ------------------------     ------------------------
Total Originations                                                         276,659                      142,426
                                                          ------------------------     ------------------------

Loan Purchases:
   Real estate                                                               8,712                        4,495
   Home equity                                                              17,895                      132,907
   Motor vehicle                                                            12,156                       17,987
   FMAC franchise loans                                                    329,523                            -
                                                          ------------------------     ------------------------
Total Purchases                                                            368,286                      155,389
                                                          ------------------------     ------------------------

Total                                                     $                644,945     $                297,815
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

     Overall credit quality has continued to remain strong as evidenced by the improving trends in nonperforming assets and delinquencies. The following table illustrates the Company's nonperforming assets and delinquencies:

                                                    -----------------------------------------
                                                                    (Unaudited)
                                                    -----------------------------------------
                                                         March 31,             December 31,
                                                            1999                   1998
                                                    ------------------     ------------------
                                                              (Dollars in thousands)
Nonaccrual loans and leases                         $           13,086     $           14,700
Real estate owned                                                2,070                  2,666
Other repossessed assets                                         1,346                    654
                                                    ------------------     ------------------
Nonperforming assets                                            16,502                 18,020
Troubled debt restructurings                                       772                    777
                                                    ------------------     ------------------
Total                                               $           17,274     $           18,797
                                                    ==================     ==================

     The following table illustrates, by platform, nonperforming assets and nonperforming assets as a percentage of total assets:

                                          -------------------------------------------------------------------
                                                                   Nonperforming Assets
                                                    as a Percentage of Consolidated Assets (Unaudited)
                                          -------------------------------------------------------------------
                                                    March 31, 1999                    December 31, 1998
                                          -------------------------------     -------------------------------
                                                                 (Dollars in thousands)
Banking Platform                          $      12,400              0.22%    $       15,293             0.27%
Home Equity Platform                              2,409              0.04              1,287             0.02
Auto Platform                                     1,094              0.02              1,090             0.02
Commercial Platform                                 599              0.01                350             0.01
                                          -------------    --------------     --------------    -------------
Total                                     $      16,502              0.29%    $       18,020             0.32%
                                          =============    ==============     ==============    =============

     The following table illustrates, by platform, loans and leases delinquent 60 days or more as a percentage of gross loans and leases:

                                     -------------------------------------------------------------------
                                                  Loans And Leases Delinquent 60 Days Or More
                                             as a Percentage of Gross Loans and Leases (Unaudited)
                                     -------------------------------------------------------------------
                                               March 31, 1999                    December 31, 1998
                                     -------------------------------     -------------------------------
                                                            (Dollars in thousands)
Banking Platform                     $      13,231              0.30%    $       15,928             0.38%
Home Equity Platform                         7,239              0.16              4,048             0.09
Auto Platform                                1,299              0.03              1,676             0.04
Commercial Platform                            237              0.01                350             0.01
                                     -------------    --------------     --------------    -------------
Total                                $      22,006              0.50%    $       22,002             0.52%
                                     =============    ==============     ==============    =============

Allowance for Loan and Lease Losses

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

     The following table illustrates the allowance for loan and lease losses as a percentage of nonperforming assets, gross loans and leases and consolidated assets, respectively:

                                ------------------------------------------------------------------
                                  Allowance for Loan and Lease Losses as a Percentage of Specified
                                                         Assets (Unaudited)
                                ------------------------------------------------------------------
                                         March 31, 1999                    December 31, 1998
                                ------------------------------     -------------------------------
                                     Assets           Percent           Assets            Percent
                                ---------------    -----------     ---------------    ------------
Nonperforming assets            $        16,502            268%    $        18,020             252%
Gross loans and leases          $     4,381,994           1.01%    $     4,191,465            1.08%
Consolidated assets             $     5,763,551           0.76%    $     5,596,232            0.81%

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

     The following table illustrates the changes in the allowance for loan and lease losses for the periods indicated:

                                                --------------------------------------------------------------------
                                                                              (Unaudited)
                                                --------------------------------------------------------------------
                                                              Three Months Ended                       Year Ended
                                                --------------------------------------------     -------------------
                                                       March 31,              March 31,              December 31,
                                                         1999                   1998                    1998
                                                --------------------     -------------------     -------------------
                                                                        (Dollars in thousands)
Beginning balance                               $             45,405     $            38,458     $            38,458
Reserves related to acquisitions                                   -                  11,374                  11,374
Charge-offs:
  Real estate and other                                         (394)                   (411)                 (2,053)
  Home equity                                                 (4,634)                 (1,278)                 (7,955)
  Auto                                                        (2,270)                 (2,002)                 (8,230)
  Commercial                                                    (104)                   (185)                   (828)
                                                --------------------     -------------------     -------------------
                                                              (7,402)                 (3,876)                (19,066)
Recoveries:
  Real estate and other                                          144                   1,663                   2,260
  Home equity                                                    187                       -                     457
  Auto                                                           502                     285                   2,632
  Commercial                                                       -                      71                     176
                                                --------------------     -------------------     -------------------
                                                                 833                   2,019                   5,525
Net charge-offs                                               (6,569)                 (1,857)                (13,541)
Provision for loan and lease losses                            5,311                     660                   9,114
                                                --------------------     -------------------     -------------------
Ending balance                                  $             44,147     $            48,635     $            45,405
                                                ====================     ===================     ===================
Net charge-offs to average loans and leases
 (annualized)                                                   0.62%                   0.19%                   0.32%
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

Deposits

     As a primary part of the Company's business, deposits are generated for the purpose of funding loans, leases and securities. The following table illustrates deposits as of the dates indicated:

                               ---------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
                               ---------------------------------------------------------------------------------------------------
                                                  March 31, 1999                                  December 31, 1998
                               -------------------------------------------------   -----------------------------------------------
                                                        % of           Weighted                            % of          Weighted
                                                       Total           Average                             Total         Average
                                     Amount           Deposits           Rate           Amount           Deposits          Rate
                               ----------------    -----------     -------------   ---------------    ------------   -------------
                                                                        (Dollars in thousands)
Transaction accounts           $      1,750,875           52.4%             3.33%  $     1,627,275            49.8%           3.15%
Retail certificates of deposit        1,542,688           46.1              5.03         1,642,362            50.2            5.20
Brokered certificates of
 deposit                                 49,723            1.5              5.10                 -               -               -
                               ----------------    -----------     -------------   ---------------    ------------   -------------
Total                          $      3,343,286          100.0%             4.09%    $   3,269,637           100.0%           4.20%
                               ================    ===========     =============     =============    ============   =============

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

     The following table illustrates outstanding borrowings as of the dates indicated:

                                                 ------------------------------------------------------------
                                                                          (Unaudited)
                                                 ------------------------------------------------------------
                                                        March 31, 1999                  December 31, 1998
                                                 ---------------------------      ---------------------------
                                                                     (Dollars in thousands)
Advances from the Federal Home Loan Bank of San
 Francisco                                       $                 1,744,900      $                 1,653,300
Securities sold under agreements to repurchase                        23,047                           25,302
Subordinated Notes, net                                               99,453                           99,437
Senior Debentures                                                     50,000                           50,000
Other borrowings                                                       4,387                            5,077
Capital Securities                                                    90,000                           90,000
                                                 ---------------------------      ---------------------------
Total                                            $                 2,011,787      $                 1,923,116
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

     The following table illustrates the reconciliation of the Company's stockholders' equity to tangible stockholders' equity as of the dates indicated:

                                                          -------------------------------------------
                                                                           (Unaudited)
                                                          -------------------------------------------
                                                                   At                    At
                                                                March 31,             December 31,
                                                                  1999                   1998
                                                          ------------------       ------------------
                                                                     (Dollars in thousands)
Stockholders' equity                                      $          378,083       $          377,811
Intangible assets                                                   (131,517)                (134,088)
                                                          ------------------       ------------------
Tangible stockholders' equity                             $          246,566       $          243,723
                                                          ==================       ==================

Book value per share                                      $            20.10       $            19.77
                                                          ==================       ==================
Tangible book value per share                             $            13.11       $            12.75
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

  Bay View Bank's regulatory capital levels at March 31, 1999 exceeded both the minimum requirements as well as the requirements necessary to be considered well-capitalized as illustrated in the following table:

                        ----------------------------------------------------------------------------------------------------------
                                                                         (Unaudited)
                        ----------------------------------------------------------------------------------------------------------
                                                                          Minimum                          Well-Capitalized
                                     Actual                             Requirement                           Requirement
                        ------------------------------      --------------------------------      --------------------------------
                             Amount            Ratio             Amount             Ratio              Amount              Ratio
                        --------------    ------------      ---------------    -------------      ---------------     ------------
                                                                  (Dollars in Thousands)
Tier 1 Leverage               $379,199            6.96%            $217,806             4.00%            $272,258             5.00%
Tier 1 Risk-based             $379,199            9.21%            $164,654             4.00%            $246,981             6.00%
Total Risk-based              $423,346           10.28%            $329,308             8.00%            $411,635            10.00%

  The Company's regulatory capital levels at March 31, 1999 also exceeded both the Federal Reserve Board's minimum capital requirements as well as the requirements necessary to be considered well-capitalized by the Federal Reserve Board as illustrated in the following table:

                        ----------------------------------------------------------------------------------------------------------
                                                                       (Unaudited)
                        ----------------------------------------------------------------------------------------------------------
                                                                         Minimum                           Well-Capitalized
                                     Actual                            Requirement                           Requirement
                        ------------------------------     --------------------------------      ---------------------------------
                             Amount            Ratio            Amount             Ratio               Amount              Ratio
                        --------------    ------------     ---------------    -------------      ----------------     ------------
                                                                   (Dollars in thousands)
Tier 1 Leverage               $308,884            5.66%           $218,225             4.00%                    -                -
Tier 1 Risk-based             $308,884            7.38%           $167,428             4.00%             $251,142             6.00%
Total Risk-based              $465,263           11.12%           $334,856             8.00%             $418,570            10.00%

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

  Interest rate risk is the most significant market risk impacting the Company, however, other types of market risk also affect the Company in the normal course of our business activities. The impact on the Company resulting from other market risks is immaterial and no separate quantitative information related to such market risks is necessary. The Company does not maintain a portfolio of trading securities and does not intend to engage in such activities in the foreseeable future.

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

   The following table illustrates the combined asset and liability repricing of the Company as of March 31, 1999:

                                                           -----------------------------------------------------------------------
                                                                                Repricing Period (Unaudited)
                                                           -----------------------------------------------------------------------
                                                              Under            Between         Between      Over
                                                               One             One and        Three and     Five
                                                              Year           Three Years     Five Years     Years       Total
                                                           -----------       -----------     ----------    --------   ----------
                                                                                 (Dollars in Thousands)
Assets:
-------
Cash and investments                                       $   207,401       $         -     $        -    $      -   $  207,401
Mortgage-backed securities and loans and leases (1)          2,948,976         1,173,816        507,612     651,206    5,281,610
                                                           -----------       -----------     ----------    --------   ----------

Total interest rate sensitive assets                       $ 3,156,377       $ 1,173,816     $  507,612    $651,206   $5,489,011
                                                           ===========       ===========     ==========    ========   ==========

Liabilities
-----------
Deposits:
    Transaction accounts                                   $ 1,750,875       $         -     $        -    $      -   $1,750,875
    Certificates of deposit                                  1,268,349           299,002         23,482       1,578    1,592,411
Borrowings                                                     919,803           443,844        324,902     323,238    2,011,787
                                                           -----------       -----------     ----------    --------   ----------

Total interest rate sensitive liabilities                  $ 3,939,027       $   742,846     $  348,384    $324,816   $5,355,073
                                                           ===========       ===========     ==========    ========   ==========

Repricing gap-positive (negative) before impact
of interest rate swaps                                     $  (782,650)      $   430,970     $  159,228    $326,390   $  133,938
                                                                                                                      ==========
Impact of interest rate swaps                                  269,000          (154,000)       (25,000)    (90,000)
                                                           -----------       -----------     ----------    --------
                                                           $  (513,650)          276,970        134,228     236,390
                                                           ===========       ===========     ==========    ========

Cumulative repricing gap-positive (negative)               $  (513,650)      $  (236,680)    $ (102,452)   $133,938
                                                           ===========       ===========     ==========    ========

(1) Based on assumed annual prepayment and amortization rates which approximate the Company's historical experience

  The simulation model discussed above provides the Asset and Liability Committee with the ability to simulate the Company's net interest income. In order to measure, as of March 31, 1999, the sensitivity of the Company's forecasted net interest income to changing interest rates, both a rising and falling interest rate scenario were projected and compared to a base market interest rate forecast derived from the treasury yield curve. For the rising and falling interest rate scenarios, the base market interest rate forecast was increased or decreased, on an instantaneous and sustained basis, by 100 and 200 basis points. At March 31, 1999, the Company's net interest income exposure related to these hypothetical changes in market interest rates was within Company policy guidelines as illustrated in the following table:

                                    -------------------------------------------------------------------------------------
                                                     Increase/(Decrease) in Net Interest Income (Unaudited)
                                    -------------------------------------------------------------------------------------
Projected effect:                       -200 bp                -100 bp                +100 bp                 +200 bp
                                    --------------          --------------         --------------          --------------
Net interest income without swaps    $     183,469           $     179,225          $     168,392           $     162,157
Net interest income with swaps       $     175,492           $     173,426          $     166,951           $     162,894
Impact of swaps                      $      (7,977)          $      (5,799)         $      (1,441)          $         737
% Increase (decrease) from base
  net interest income, with swaps             2.90%                   1.69%                 (2.10%)                 (4.48%)
Policy guideline                            (15.00%)                (10.00%)               (10.00%)                (15.00%)

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


                            BAY VIEW CAPITAL CORPORATION
                            ----------------------------
                            Registrant


DATE: July 13, 1999          BY:  /s/ David A. Heaberlin
                                -------------------------
                                David A. Heaberlin
                                Executive Vice President and Chief Financial
                                Officer
                                (Principal Financial Officer)


                            BY:  /s/ Scott H. Ray
                                -------------------
                                Scott H. Ray
                                Senior Vice President and Controller
                                (Principal Accounting Officer)