Form 10-Q
period 1999-06-30
BAY VIEW CAPITAL CORP
filed 1999-08-16
CIK 840387

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

 [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

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

          Common Stock, Par Value $.01       Outstanding at July 31, 1999
                (Title of Class)                   18,683,637 shares

                                   FORM 10-Q
                                     INDEX


                         BAY VIEW CAPITAL CORPORATION
                         ----------------------------

PART I.        FINANCIAL INFORMATION                                            Page(s)
-------        ---------------------                                            -------
Item 1. Financial Statements (Unaudited):

        Consolidated Statements of Financial Condition.........................       4

        Consolidated Statements of Income and Comprehensive Income.............     5-6

        Consolidated Statements of Stockholders' Equity........................       7

        Consolidated Statements of Cash Flows..................................     8-9

        Notes to Consolidated Financial Statements.............................   10-12

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations..........................   13-56


Item 3. Quantitative and Qualitative Disclosures About
        Market Risk............................................................   57-60


PART II.       OTHER INFORMATION
--------       -----------------

        Other Information......................................................      61

        Signatures.............................................................      62

                          Forward-Looking Statements

     This Form 10-Q contains forward-looking statements which describe our future plans, strategies, and expectations. All forward-looking statements are based on assumptions and involve risks and uncertainties, many of which are beyond our control and which may cause our actual results, performance or achievements to differ materially from the results, performance or achievements that we anticipate. Factors that might affect forward-looking statements include, among other things:

 .    the demand for our products;
 .    actions taken by our competitors;
 .    changes in tax requirements, including tax rate changes, new tax laws and revised tax law interpretations;
 .    adverse changes occurring in securities markets;
 .    inflation and changes in the interest rate environment that reduce our margins or the fair value of the financial instruments we hold;
 .    economic or business conditions, either nationally or in our market areas, that are worse than we expect;
 .    legislative or regulatory changes that adversely affect our business;
 .    our inability to identify suitable future acquisition candidates;
 .    the timing, impact and other uncertainties of our future acquisitions and our success or failure in the integration of their operations;
 .    our ability to enter new markets successfully and capitalize on growth opportunities;
 .    technological changes, including the Year 2000 compliance issue, that are more difficult or expensive than we expect;
 .    increases in defaults by borrowers and other loan delinquencies;
 .    increases in our provision for losses on loans and leases;
 .    increased costs or other difficulties relating to our pending acquisition of Franchise Mortgage Acceptance Company;
 .    our inability to sustain or improve the performance of our subsidiaries;
 .    our inability to achieve the financial goals in our strategic plans, including any financial goals related to both contemplated and consummated acquisitions;
 .    the outcome of lawsuits or regulatory disputes;
 .    credit and other risks of lending, leasing and investment activities; and
 .    our inability to use the net operating loss carryforwards we currently have.

     As a result of the above, we cannot assure you that our future results of operations or financial condition or any other matters will be consistent with those presented in any forward-looking statements. Accordingly, we caution you not to rely on these forward-looking statements. We do not undertake, and specifically disclaim any obligation, to update these forward-looking statements, which speak only as of the date made.

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                 BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                                       --------------  --------------
                                                                                           June 30,      December 31,
                                                                                             1999            1998
                                                                                       --------------  --------------
ASSETS                                                                                      (Dollars in thousands)
Cash and cash equivalents:
  Cash and due from depository institutions                                               $   40,733       $   37,296
  Short-term investments                                                                      48,659          167,890
                                                                                       --------------  --------------
                                                                                              89,392          205,186
Securities available-for-sale:
  Investment securities                                                                        4,828            5,319
  Mortgage-backed securities                                                                  11,766           13,616
Securities held-to-maturity:
  Investment securities                                                                            -                -
  Mortgage-backed securities                                                                 602,379          621,773
Loans held-for-sale                                                                          514,394                -
Loans and leases held-for-investment, net of allowance for losses                          3,959,193        4,191,269
Investment in operating leased assets, net                                                   338,845          183,453
Investment in stock of the FHLB of San Francisco                                              95,770           90,878
Investment in stock of the Federal Reserve Bank                                               13,110                -
Real estate owned, net                                                                         1,548            2,666
Premises and equipment, net                                                                   22,906           24,727
Intangible assets                                                                            128,572          134,088
Other assets                                                                                 120,625          123,257
                                                                                       --------------  --------------
Total assets                                                                              $5,903,328       $5,596,232
                                                                                       ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Transaction accounts                                                                    $1,759,996       $1,627,275
  Retail certificates of deposit                                                           1,530,161        1,642,362
  Brokered certificates of deposit                                                            56,718                -
                                                                                       --------------  --------------
                                                                                           3,346,875        3,269,637
Advances from the FHLB of San Francisco                                                    1,900,400        1,653,300
Securities sold under agreements to repurchase                                                51,205           25,302
Subordinated Notes, net                                                                       99,469           99,437
Senior Debentures                                                                                  -           50,000
Other borrowings                                                                               4,190            5,077
Other liabilities                                                                             30,135           25,668
                                                                                       --------------  --------------
Total liabilities                                                                          5,432,274        5,128,421
                                                                                       --------------  --------------

Guaranteed Preferred Beneficial Interest in the Company's
 Junior Subordinated Debentures ("Capital Securities")                                        90,000           90,000

Stockholders' equity:
  Serial preferred stock: Authorized, 7,000,000 shares; Outstanding, none                          -                -
  Common stock ($.01 par value): Authorized, 60,000,000 shares;
    issued, 6/30/99-20,400,251 shares; 12/31/98-20,376,251 shares;
    outstanding, 6/30/99-18,677,637 shares; 12/31/98-19,113,637 shares                           204              204
  Additional paid-in capital                                                                 251,321          251,010
  Retained earnings (substantially restricted)                                               166,539          155,715
  Treasury stock, at cost, 6/30/99-1,722,614 shares; 12/31/98-1,262,614 shares               (33,538)         (25,157)
  Accumulated other comprehensive income:
   Unrealized loss on securities available-for-sale, net of tax                                 (213)            (202)
  Debt of Employee Stock Ownership Plan                                                       (3,259)          (3,759)
                                                                                       --------------  --------------
Total stockholders' equity                                                                   381,054          377,811
                                                                                       --------------  --------------
Total liabilities and stockholders' equity                                                $5,903,328       $5,596,232
                                                                                       ==============  ==============

The accompanying notes are an integral part of these consolidated financial statements.

                 BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                  (Unaudited)


                                                                                       ---------------------------------------------
                                                                                                     Three Months Ended
                                                                                                          June 30,
                                                                                       ---------------------------------------------
                                                                                                1999                     1998
                                                                                       --------------------     --------------------
                                                                                                (Amounts in thousands, except
                                                                                                     per share amounts)
Interest income:
 Interest on loans and leases                                                              $      90,914            $       84,660
 Interest on mortgage-backed securities                                                            8,798                    13,289
 Interest and dividends on investment securities                                                   3,004                     2,398
                                                                                       -------------------      --------------------
                                                                                                 102,716                   100,347
Interest expense:
 Interest on deposits                                                                             33,475                    37,600
 Interest on Senior Debentures and Notes                                                           3,158                     3,527
 Interest on borrowings                                                                           23,337                    20,876
                                                                                       -------------------      --------------------
                                                                                                  59,970                    62,003

Net interest income                                                                               42,746                    38,344
Provision for losses on loans and leases                                                           6,800                     1,700
                                                                                       -------------------      --------------------
Net interest income after provision for losses on loans and leases                                35,946                    36,644

Noninterest income:
 Leasing income                                                                                   13,094                     1,052
 Loan fees and charges                                                                             1,783                     1,710
 Account fees                                                                                      1,778                     1,461
 Sales commissions                                                                                 1,300                     1,221
 Gain on sale of loans and securities                                                                  -                       297
 Other, net                                                                                          160                       388
                                                                                       -------------------      --------------------
                                                                                                  18,115                     6,129
Noninterest expense:
 General and administrative                                                                       25,879                    29,230
 Leasing expenses                                                                                  8,938                       708
 Dividend expense on Capital Securities                                                            2,234                         -
 Real estate owned operations, net                                                                   (57)                     (115)
 Net recoveries on real estate                                                                         -                       (84)
 Amortization of intangible assets                                                                 2,883                     2,866
                                                                                       -------------------      --------------------
                                                                                                  39,877                    32,605

Income before income tax expense                                                                  14,184                    10,168
Income tax expense                                                                                 6,648                     4,934
                                                                                       -------------------      --------------------

Net income                                                                                 $       7,536            $        5,234
                                                                                       ===================      ====================

Basic earnings per share                                                                   $        0.40            $         0.26
                                                                                       ===================      ====================
Diluted earnings per share                                                                 $        0.40            $         0.25
                                                                                       ===================      ====================

Average basic shares outstanding                                                                  18,746                    20,329
                                                                                       ===================      ====================
Average diluted shares outstanding                                                                18,874                    20,715
                                                                                       ===================      ====================

Net income                                                                                 $       7,536            $        5,234
Other comprehensive income, net of tax:
Unrealized gain (loss) on securities available-for-sale, net of tax expense (benefit)
 of ($56) for the three months ended June 30, 1999 and $265 for the three months ended
 June 30, 1998                                                                                       (80)                      376
                                                                                       -------------------      --------------------
Comprehensive income                                                                       $       7,456            $        5,610
                                                                                       ===================      ====================

The accompanying notes are an integral part of these consolidated financial statements.

                         BAY VIEW CAPITAL CORPORATION
          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                  (Unaudited)

                                                                                       ----------------------------------------
                                                                                                    Six Months Ended
                                                                                                        June 30,
                                                                                       ----------------------------------------
                                                                                               1999                  1998
                                                                                       ------------------     -----------------
                                                                                             (Amounts in thousands, except
                                                                                                   per share amounts)
Interest income:
 Interest on loans and leases                                                              $    178,032           $   165,917
 Interest on mortgage-backed securities                                                          18,196                28,544
 Interest and dividends on investment securities                                                  6,509                 4,952
                                                                                       -----------------      -----------------
                                                                                                202,737               199,413
Interest expense:
 Interest on deposits                                                                            67,077                78,597
 Interest on Senior Debentures and Notes                                                          6,685                 7,053
 Interest on borrowings                                                                          45,446                38,485
                                                                                       ------------------     -----------------
                                                                                                119,208               124,135

Net interest income                                                                              83,529                75,278
Provision for losses on loans and leases                                                         12,111                 2,360
                                                                                       ------------------     -----------------
Net interest income after provision for losses on loans and leases                               71,418                72,918

Noninterest income:
 Leasing income                                                                                  22,752                 1,052
 Loan fees and charges                                                                            3,784                 3,439
 Account fees                                                                                     3,432                 2,920
 Sales commissions                                                                                2,481                 1,854
 Gain on sale of loans and securities                                                                 -                   419
 Other, net                                                                                       1,633                   647
                                                                                       ------------------     -----------------
                                                                                                 34,082                10,331
Noninterest expense:
 General and administrative                                                                      52,035                56,972
 Leasing expenses                                                                                15,619                   708
 Dividend expense on Capital Securities                                                           4,469                     -
 Real estate owned operations, net                                                                  (40)                  (78)
 Net losses (recoveries) on real estate                                                              17                  (108)
 Amortization of intangible assets                                                                5,787                 5,611
                                                                                       ------------------     -----------------
                                                                                                 77,887                63,105

Income before income tax expense                                                                 27,613                20,144
Income tax expense                                                                               12,944                 9,850
                                                                                       ------------------     -----------------

Net income                                                                                 $     14,669           $    10,294
                                                                                       ==================     =================

Basic earnings per share                                                                   $       0.77           $      0.51
                                                                                       ==================     =================
Diluted earnings per share                                                                 $       0.77           $      0.50
                                                                                       ==================     =================

Average basic shares outstanding                                                                 18,953                20,290
                                                                                       ==================     =================
Average diluted shares outstanding                                                               19,103                20,696
                                                                                       ==================     =================

Net income                                                                                 $     14,669           $    10,294
Other comprehensive income, net of tax:
Unrealized gain (loss) on securities available-for-sale, net of tax expense
 (benefit) of ($8) for the six months ended June 30, 1999 and $609 for the
 six months ended June 30, 1998                                                                     (11)                  864
                                                                                       ==================     =================
Comprehensive income                                                                       $     14,658           $    11,158
                                                                                       ==================     =================

The accompanying notes are an integral part of these consolidated financial statements.

                 BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                       ----------------------------------------------------------------------------
                                                                                                                  Unrealized
                                                                                                                     Loss
                                                                              Additional                         On Securities
                                                       Number of    Common     Paid-in     Retained   Treasury  Available-for-Sale,
                                                        Shares      Stock      Capital     Earnings*    Stock      Net of Tax
                                                       ---------    -------   ----------   ---------  --------  -------------------
                                                                           (Amounts in thousands, except per share amounts)
Balance at December 31, 1997                              15,126    $   151   $  103,052   $ 141,065  $(66,352) $               (72)

Issuance of common stock (AFEH acquisition):
     From shares held in treasury                              -          -            -           -    65,258                    -
     From authorized but unissued shares                   5,087         51      144,691           -         -                    -
Repurchase of common stock                                     -          -            -           -   (24,063)                   -
Exercise of stock options, including tax benefits            163          2        3,267           -         -                    -
Cash dividends declared ($0.40 per share)                      -          -            -      (8,069)        -                    -
Unrealized loss, net of tax                                    -          -            -           -         -                 (130)
Repayment of debt                                              -          -            -           -         -                    -
Net income                                                     -          -            -      22,719         -                    -
                                                       ---------    -------   ----------   ---------  --------  -------------------
Balance at December 31, 1998                              20,376    $   204   $  251,010   $ 155,715  $(25,157) $              (202)
                                                       =========    =======   ==========   =========  ========  ===================


Repurchase of common stock                                     -          -            -           -    (8,381)                   -
Exercise of stock options                                     24          -          311           -         -                    -
Cash dividends declared ($0.20 per share)                      -          -            -      (3,845)        -                    -
Unrealized loss, net of tax                                    -          -            -           -         -                  (11)
Repayment of debt                                              -          -            -           -         -                    -
Net income                                                     -          -            -      14,669         -                    -
                                                       ---------    -------   ----------   ---------  --------  -------------------
Balance at June 30, 1999                                  20,400    $   204   $  251,321   $ 166,539  $(33,538) $              (213)
                                                       =========    =======   ==========   =========  ========  ===================

                                                        -----------------------------------
                                                           Debt of
                                                           Employee
                                                           Stock                Total
                                                          Ownership          Stockholders'
                                                            Plan                Equity
                                                        ------------       ----------------
Balance at December 31, 1997                                 (4,217)         $     173,627

Issuance of common stock (AFEH acquisition):
     From shares held in treasury                                 -                 65,258
     From authorized but unissued shares                          -                144,742
Repurchase of common stock                                        -                (24,063)
Exercise of stock options, including tax benefits                 -                  3,269
Cash dividends declared ($0.40 per share)                         -                 (8,069)
Unrealized loss, net of tax                                       -                   (130)
Repayment of debt                                               458                    458
Net income                                                        -                 22,719
                                                          ---------          -------------
Balance at December 31, 1998                                 (3,759)         $     377,811
                                                          =========          =============

Repurchase of common stock
Exercise of stock options                                         -                 (8,381)
Cash dividends declared ($0.20 per share)                         -                    311
Unrealized loss, net of tax                                       -                 (3,845)
Repayment of debt                                                 -                    (11)
Net income                                                      500                    500
                                                                  -                 14,669
Balance at June 30, 1999                                  ---------          -------------
                                                          $  (3,259)         $     381,054
                                                          =========          =============

*  Substantially restricted

The accompanying notes are an integral part of these consolidated financial statements.

                 BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                           -------------------------------------
                                                                                       Six Months Ended
                                                                                           June 30,
                                                                           -------------------------------------
                                                                                  1999                 1998
                                                                           ---------------      ----------------
                                                                                  (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                 $        14,669      $         10,294
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
   Amortization of intangible assets                                                 5,787                 5,611
   Provision for losses on loans and leases and real estate owned                   12,128                 2,252
   Depreciation and amortization of premises and equipment                           3,690                 2,901
   Depreciation and amortization of investment in operating leased assets           13,732                   574
   Amortization of premiums, net of discounts                                        4,525                   459
   Gain on sale of loans and securities                                                  -                  (419)
   Decrease in net deferred tax assets                                              (6,350)               (6,755)
   (Increase) decrease in other assets                                               7,803               (22,337)
   Increase (decrease) in other liabilities                                          5,365               (38,988)
   Other, net                                                                           31                  (476)
                                                                           ---------------      ----------------
Net cash provided by (used in) operating activities                                 61,380               (46,884)
                                                                           ---------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of subsidiaries, net of cash and cash equivalents received                   -                82,129
Net decrease in loans and leases resulting from principal payments,
 net of originations                                                               117,916               250,542

Purchase of loans and leases, net                                                 (584,198)             (782,933)
Purchase of investment securities                                                        -                (1,956)
Purchase of mortgage-backed securities                                             (74,467)                    -
Principal payments on mortgage-backed securities                                    93,848               158,791
Proceeds from sale of mortgage-backed securities available-for-sale                      -                32,248
Proceeds from sale of investment securities available-for-sale                           -                   886
Proceeds from maturity or call of investment securities held-to-maturity                 -                 5,000
Proceeds from sale of real estate owned                                              2,158                 2,841
Additions to premises and equipment                                                 (1,869)               (8,386)
Increase in investment in stock of the FHLB of San Francisco                        (4,892)               (3,078)
Increase in investment in stock of the Federal Reserve Bank                        (13,110)                    -
                                                                           ---------------      ----------------
Net cash used in investing activities                                             (464,614)             (263,916)
                                                                           ---------------      ----------------

The accompanying notes are an integral part of these consolidated financial statements.

                 BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                  (Unaudited)

                                                                           ----------------------------------------
                                                                                        Six Months Ended
                                                                                            June 30,
                                                                           ----------------------------------------
                                                                                   1999                   1998
                                                                           -----------------      -----------------
                                                                                     (Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                                        $          77,238      $        (376,013)
Proceeds from advances from the FHLB of San Francisco                              1,653,100              2,368,700
Repayment of advances from the FHLB of San Francisco                              (1,406,000)            (1,843,910)
Proceeds from reverse repurchase agreements                                           79,252                278,885
Repayment of reverse repurchase agreements                                           (53,349)              (228,562)
Maturity of Senior Debentures                                                        (50,000)                     -
Net change in other borrowings                                                          (887)               (10,765)
Repurchase of common stock                                                            (8,381)                     -
Proceeds from issuance of common stock                                                   311                  2,726
Dividends paid to stockholders                                                        (3,844)                (4,067)
                                                                           -----------------      -----------------
Net cash provided by financing activities                                            287,440                186,994
                                                                           -----------------      -----------------

Net decrease in cash and cash equivalents                                           (115,794)              (123,806)
Cash and cash equivalents at beginning of period                                     205,186                231,822
                                                                           -----------------      -----------------
Cash and cash equivalents at end of period                                 $          89,392      $         108,016
                                                                           =================      =================

Cash paid for:
    Interest                                                               $         123,506      $         127,609
    Income taxes                                                           $               -      $               -

Supplemental non-cash investing and financing activities:
    Loans transferred to real estate owned                                 $               -      $           2,662
    Loans transferred from held-for-investment to held-for-sale            $         514,394      $               -

The acquisition of subsidiaries involved the following:
    Common stock issued                                                    $               -      $         210,000
    Liabilities assumed                                                                    -              2,103,318
    Fair value of assets acquired, other than cash and cash equivalents                    -             (2,128,883)
    Goodwill                                                                               -               (102,306)
                                                                           -----------------      -----------------
    Net cash and cash equivalents received                                 $               -      $          82,129
                                                                           =================      =================

The accompanying notes are an integral part of these consolidated financial statements.

                 BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (Unaudited)

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of Bay View Capital Corporation, a diversified financial services holding company incorporated in 1989 in the state of Delaware, and our wholly owned subsidiaries: Bay View Bank, N.A., a national bank (sometimes referred to as "Bay View Bank"); Bay View Securitization Corporation, a Delaware corporation; and Bay View Capital I, a Delaware business trust. Bay View Bank includes its wholly owned subsidiaries: Bay View Acceptance Corporation, a Nevada corporation; Bay View Commercial Finance Group, a California corporation; MoneyCare, Inc., a California corporation; and Bay View Auxiliary Corporation, a California corporation. Bay View Acceptance Corporation includes its wholly owned subsidiary, LFS-BV, Inc., a Nevada corporation. Bay View Credit and Ultra Funding, Inc. were merged into Bay View Acceptance Corporation effective June 14, 1999 and as a result, the businesses of Bay View Credit and Ultra Funding, Inc. are now conducted by Bay View Acceptance Corporation directly. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Effective March 1, 1999, Bay View Capital Corporation contributed the capital stock of Bay View Commercial Finance Group to Bay View Bank in conjunction with the March 1, 1999 conversion of Bay View Bank from a federally chartered capital stock savings bank to a national bank. Bay View Commercial Finance Group was previously a wholly owned subsidiary of Bay View Capital Corporation.

     The information provided in these interim financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of our financial condition as of June 30, 1999 and December 31, 1998, the results of our operations for the three and six-month periods ended June 30, 1999 and 1998, and our cash flows for the six-month periods ended June 30, 1999 and 1998. Such adjustments are of a normal, recurring nature unless otherwise disclosed in this Form 10-Q. As necessary, reclassifications have been made to prior period amounts to conform to the current period presentation. These reclassifications had no effect on our financial condition, results of operations or stockholders' equity. These interim financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all of the necessary information and footnotes for a presentation in conformity with generally accepted accounting principles.

     The information included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" was written assuming that you have read or have access to our 1998 Annual Report on Form 10-K, as amended, which contains the latest audited consolidated financial statements and notes, along with Management's Discussion and Analysis of Financial Condition as of December 31, 1998 and 1997 and Results of Operations for the years ended December 31, 1998, 1997 and 1996. Accordingly, only certain changes in financial condition and results of operations are discussed in this Form 10-Q. Furthermore, the interim financial results for the three and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Note 2 - Earnings Per Share

     Statement of Financial Accounting Standards No. 128, "Measurement of Earnings Per Share," establishes standards for computing and reporting basic earnings per share and diluted earnings per share. Basic earnings per share is calculated by dividing net earnings for the period by the weighted-average common shares outstanding for that period. There is no adjustment to the number of outstanding shares for potential dilutive instruments, such as stock options. Diluted earnings per share takes into account the potential dilutive impact of such instruments and uses the average share price for the period in determining the number of incremental shares to add to the weighted-average number of shares outstanding.

     The following table illustrates the calculation of basic and diluted earnings per share for the periods indicated:

                                         ------------------------------------------------------------------------------
                                                  Three Months Ended                       Six Months Ended
                                         --------------------------------------  --------------------------------------
                                              June 30,           June 30,             June 30,           June 30,
                                                1999                1998                1999                1998
                                         ------------------- ------------------  ------------------- ------------------
Net earnings available to common
    stockholders                         $          7,536    $          5,234    $         14,669    $         10,294
Weighted-average common shares
    outstanding                                    18,746              20,329              18,953              20,290
Add:  Dilutive potential common shares                128                 386                 150                 406
                                         ------------------- ------------------  ------------------- ------------------
Diluted weighted-average common shares
    outstanding                                    18,874              20,715              19,103              20,696
                                         ------------------- ------------------  ------------------- ------------------

Basic earnings per share                 $           0.40    $           0.26    $           0.77    $           0.51
                                         =================== ==================  =================== ==================
Diluted earnings per share               $           0.40    $           0.25    $           0.77    $           0.50
                                         =================== ==================  =================== ==================

Note 3 - Stock Options

     At June 30, 1999, Bay View Capital Corporation had five stock option plans: the "Amended and Restated 1986 Stock Option and Incentive Plan," the "Amended and Restated 1995 Stock Option and Incentive Plan," the "Amended and Restated 1989 Non-Employee Director Stock Option and Incentive Plan," the "1998-2000 Performance Stock Plan," and the "1998 Non-Employee Director Stock Option and Incentive Plan."

     The following table illustrates the stock options available for grant as of June 30, 1999:

                               ----------------- ----------------- ----------------- ----------------------------------
                                                                      1989 Non-                             1998
                                                    1995 Stock         Employee                         Non-Employee
                                  1986 Stock        Option and      Director Stock      1998-2000      Director Stock
                                  Option and        Incentive         Option and       Performance       Option and
                                Incentive Plan         Plan         Incentive Plan      Stock Plan     Incentive Plan
                               ----------------- ----------------- ----------------- ---------------  -----------------
Shares reserved for issuance         1,759,430         2,000,000          550,000            400,000         200,000
Granted                             (2,048,816)       (2,100,000)        (570,000)          (107,000)        (42,000)
Forfeited                              290,574           260,999           20,000                  -               -
Expired                                 (1,188)                -                -                  -               -
                               ----------------- ----------------- ----------------- ---------------- -----------------
Total available for grant                    -           160,999                -            293,000         158,000
                               ================= ================= ================= ================ =================

     At June 30, 1999, we had outstanding options under the plans with expiration dates ranging from the years 2000 through 2009, as illustrated in the following table:

                                             ---------------------    ---------------------    ----------------------
                                                  Number of              Exercise Price          Weighted-Average
                                                Option Shares                Range                     Price
                                             ---------------------    ---------------------    ----------------------
Outstanding at December 31, 1998                      2,145,700       $    7.88  -  35.20      $        21.55
Granted                                                 351,000           18.17  -  18.81               18.76
Exercised                                               (24,000)           8.72  -  17.00               12.96
Forfeited                                              (101,400)          17.00  -  34.41               26.29
                                             ---------------------    ---------------------    ----------------------
Outstanding at June 30, 1999                          2,371,300       $    7.88  -  35.20       $       21.01
                                             =====================    =====================    ======================

Note 4 - Dividend Declaration

     Bay View Capital Corporation declared a quarterly common stock cash dividend of $0.10 per common share on June 24, 1999, which was paid on July 23, 1999 to common stockholders of record as of July 9, 1999. The dividend, totaling approximately $2.0 million, was accrued as of June 30, 1999 and is reflected in the accompanying interim consolidated financial statements.

Note 5 - Acquisition of Franchise Mortgage Acceptance Company

     On March 11, 1999, we signed a definitive merger agreement with southern California-based Franchise Mortgage Acceptance Company, sometimes referred to as FMAC. Under the terms of the definitive merger agreement, we will acquire all of the common stock of FMAC for consideration valued at approximately $309 million. Each share of FMAC common stock will be exchanged for, at the election of the holder, either $10.25 in cash or 0.5125 shares of our common stock. The FMAC shareholder elections are subject to the aggregate number of shares of FMAC common stock to be exchanged for our common stock being equal to 60% of the number of shares of FMAC common stock outstanding immediately prior to closing the transaction and no FMAC shareholder owning more than 9.99% of our common stock, after the merger, other than any former FMAC shareholder who had been expressly approved by the appropriate banking regulatory authorities to own more that 9.99% of our common stock. The definitive merger agreement also provides for additional payments of up to $30 million in connection with the earn-out provision of FMAC's April 1998 purchase of Bankers Mutual, a multi-family lending division of FMAC, $7.5 million of which was paid by FMAC during the second quarter of 1999. During the second quarter of 1999, we received regulatory approval for the merger from the Federal Reserve Bank. The acquisition, which is still subject to approval by the Office of the Comptroller of the Currency and both our shareholders and FMAC's shareholders, is expected to close during late third quarter or early fourth quarter of 1999.

     During the first and second quarters of 1999, we purchased approximately $515 million in franchise loans from FMAC. These loans were purchased at the estimated market value of the loans at the time of purchase. The amount of loans purchased from FMAC excludes approximately $85 million in franchise loans originally purchased from FMAC that we agreed to sell back to FMAC, and FMAC agreed to repurchase, at the loan portfolio's estimated market value, in connection with our liquidity and capital management activities. In July 1999, Bay View Bank established a $350 million warehouse facility which provides us with a additional funding source for franchise loans on a prospective basis. Bay View Bank also expects to issue $50 million in 10% Subordinated Notes, due 2009, on August 18, 1999. These Subordinated Notes qualify as Tier 2 capital for regulatory purposes. We have continued to purchase franchise loans from FMAC subsequent to June 30, 1999, including the $85 million in loans discussed above. We do not anticipate selling any additional loans back to FMAC prior to the close of the acquisition.

   Item 2.  Management's Discussion and Analysis of Financial Condition and
   ------------------------------------------------------------------------
                             Results of Operations
                             ---------------------

                              Strategic Overview

      Bay View Capital Corporation is a diversified financial services company that operates distinct business platforms. Each platform is comprised of interest-earning assets with similar characteristics including, among other things, marketing and distribution channels, pricing, credit risk, and interest rate sensitivity.

     Throughout 1998, we reported on three business platforms: a Banking Platform, a Consumer Platform and a Commercial Platform. The Banking Platform included single-family, multi-family and commercial mortgage loans, mortgage-backed securities, and retail and business deposit products and services. The Consumer Platform included motor vehicle loans and leases and home equity loans. The Commercial Platform included asset-based lending, factoring and commercial leasing activities.

     Effective January 1, 1999, we expanded our business platforms to four in order to facilitate a more effective presentation and analysis of our different business activities. These platforms are as follows:

 .    A Banking Platform comprised of single-family, multi-family and commercial mortgage loans, mortgage-backed securities, retail and business deposit products and services, and asset-based commercial participation loans. The Banking Platform also includes franchise loans purchased during the first six months of 1999 in connection with our pending acquisition of FMAC. We anticipate presenting the FMAC franchise lending activities as a separate business platform subsequent to our consummation of the acquisition.

 .    A Home Equity Platform comprised of home equity loans and lines of credit.

 .    An Auto Platform comprised of motor vehicle loans and leases.

 .    A Commercial Platform comprised of asset-based lending, factoring and commercial leasing activities.

The Company's Mission Statement

     Our mission statement is "to build a diversified financial services company by investing in niche businesses with risk-adjusted returns that enhance shareholder value."

The Company's Strategy

     Our strategy centers on the continued transition to traditional commercial banking activities and the resulting expansion of our net interest margin. In order to realize this objective, our actions include the following:

 .    Replacing lower-yielding mortgage loans and mortgage-backed securities on our balance sheet with consumer and commercial loans and leases with higher risk-adjusted returns, shorter maturities and less sensitivity to interest rate changes.

 .    Enhancing and expanding Bay View Bank's deposit base by emphasizing lower-cost transaction accounts, including commercial and small business checking accounts, instead of higher-cost certificates of deposit combined with selected branch acquisitions.

 .    Redeploying our excess capital in businesses intended to generate assets with higher risk-adjusted returns than those typically provided by mortgage loans and mortgage-backed securities.

 .    Maintaining the capital level of both Bay View Bank and Bay View Capital
     Corporation at or above the well-capitalized level, as defined for regulatory purposes, and returning excess capital at Bay View Bank to the holding company, as necessary, for redeployment.

Banking Platform Strategy

     The Banking Platform's primary objective is enhancing the value of Bay View Bank's retail branch franchise through internal growth, new and enhanced products and services, acquisitions, and purchases of deposits. At June 30, 1999, the Banking Platform had approximately $3.9 billion in interest-earning assets as compared with approximately $3.8 billion at December 31, 1998.

     A primary component of the Banking Platform's strategy is increasing lower-cost transaction accounts (e.g., checking, savings and money market accounts) as a source of financing for Bay View Capital Corporation and its subsidiaries. Transaction accounts at Bay View Bank as a percentage of total retail deposits increased to 53.5% at June 30, 1999 as compared with 49.8% at December 31, 1998 and 34.6% at December 31, 1997. At both June 30, 1999 and December 31, 1998, the Banking Platform had approximately $3.3 billion in deposits.

     On July 8, 1999, we announced a definitive agreement with Luther Burbank Savings, a savings bank headquartered in Santa Rosa, California, to acquire Luther Burbank Savings' Mill Valley and Novato, California branches. These two branches represent approximately $125 million in deposits. In accordance with the agreement, we will pay a 5.25% deposit premium. The transaction is expected to close on September 25, 1999, after which these two branches will operate as Bay View Bank branches.

     Effective March 1, 1999, Bay View Bank converted from a savings institution regulated by the Office of Thrift Supervision to a national bank regulated by the Office of the Comptroller of the Currency and Bay View Capital Corporation converted from a savings and loan holding company regulated by the Office of Thrift Supervision to a bank holding company regulated by the Federal Reserve Board. These conversions represent a critical step in our transformation to a commercial bank. The new national bank charter provides us with the ability to continue, as well as expand, our focus on traditional commercial banking activities.

Home Equity Platform Strategy

     The Home Equity Platform originates and purchases home equity loans and lines of credit with higher risk-adjusted returns than traditional mortgage loans. At June 30, 1999, the Home Equity Platform had approximately $651 million in interest-earning assets as compared with approximately $657 million at December 31, 1998. The Home Equity Platform's portfolio included $465 million in high loan-to-value home equity loans at June 30, 1999 as compared with $488 million at December 31, 1998. We do not anticipate increasing our exposure to high loan-to-value home equity loans beyond their current levels.

Auto Platform Strategy

      The Auto Platform underwrites and purchases high-quality, fixed-rate loans and leases secured by new and used motor vehicles. The platform commenced its leasing activities effective April 1, 1998. At June 30, 1999, the Auto Platform had approximately $1.0 billion in interest-earning assets and operating leased assets as compared with approximately $754 million at December 31, 1998.

     In executing its strategy, the Auto Platform identifies product niches which are not the primary focus of traditional competitors in the auto lending area. One such niche includes motor vehicle loans where the borrower desires a higher relative loan amount and/or a longer term than is offered by many other motor vehicle financing sources. In return for the flexibility of the product it offers, the Auto Platform charges interest rates in this niche which are higher than those typically offered by traditional sources of motor vehicle financing, such as banks and captive finance companies, while applying its traditional underwriting criteria, on a case-by-case basis, to mitigate any potential loan losses. The Auto Platform also pursues geographic and product niches in its more conventional loan and lease financing businesses.

     Our strategic alliance with Lendco Financial Services for the purchase of motor vehicle loans and leases, which began in the second quarter of 1998, provided us with an option to acquire Lendco Financial Services. While we will not exercise this option, we intend to continue purchasing motor vehicle loans and leases from Lendco Financial Services.

Commercial Platform Strategy

     The Commercial Platform's strategy focuses on being a nationwide provider of commercial lending and leasing products and services. In December 1997, we expanded our Commercial Platform by forming an asset-based lending group known as Bay View Financial Corporation. Specifically, we added personnel with significant industry experience, relocated the asset-based lending business to Southern California, one of the top asset-based lending markets in the country, and added new and enhanced products to the asset-based lending segment's product array. At June 30, 1999, the Commercial Platform had approximately $125 million in interest-earning assets as compared with approximately $95 million at December 31, 1998.

Acquisition of FMAC

     FMAC is one of the nation's leading small business lenders specializing in franchise concept loans. Bankers Mutual, a division of FMAC, is one of the nation's leading multi-family lenders. Following the merger, FMAC and Bankers Mutual will operate as separate subsidiaries of Bay View Bank. The acquisition provides us with significant asset generation capabilities consistent with our strategic direction. The acquisition provides us with a significant small business platform focused on franchised quick-service restaurants, such as Burger King, Wendy's, Pizza Hut, and KFC, and casual dining restaurants, such as TGI Friday's, Applebees and Denny's. The acquisition also provides us established lending groups focused on retail energy businesses (service stations, convenience stores, truck stops, car washes, and quick lube businesses) and funeral home and cemetery owners. In addition, Bankers Mutual, which was acquired by FMAC in April of 1998, is one of the nation's leading multi-family lenders and we expect to continue to expand that business. We intend to portfolio a significant portion of the commercial franchise loans originated, accelerating the transformation of our balance sheet to higher-yielding consumer and commercial assets. Bankers Mutual has historically sold its multi-family loan production through seller-servicer programs administered by Fannie Mae and Freddie Mac which we intend to continue prospectively.

                             Results of Operations

     Net income for the second quarter of 1999 was $7.5 million, or $0.40 per diluted share, as compared with $5.2 million, or $0.25 per diluted share, for the second quarter of 1998. Net income for the first six months of 1999 was $14.7 million, or $0.77 per diluted share, as compared with $10.3 million, or $0.50 per diluted share, for the first six months of 1998. The increases in net income and earnings per share, as compared with the respective prior periods, were attributable to higher levels of net interest income and noninterest income partially offset by higher levels of provision for losses on loans and leases and noninterest expense.

Contribution by Platform

     Each of our business platforms contributes to our overall profitability. Contribution by platform is defined as each platform's net interest income and noninterest income less each platform's allocated provision for losses on loans and leases, direct general and administrative expenses, including certain direct expense allocations, and other noninterest expense, including the amortization of intangible assets.

     In computing net interest income by platform, funding costs are allocated to each platform based on the duration of its interest-earning assets and auto-related leased assets and, specifically, by matching these assets with interest-bearing liabilities with similar durations. Accordingly, the Auto Platform's and the Commercial Platform's funding costs were determined based on our average cost of transaction accounts for the appropriate period. The Banking Platform's and the Home Equity Platform's funding costs were determined based on the average cost of our remaining funding sources, including the noninterest dividend expense associated with our 9.76% Capital Securities issued on December 21, 1998.

     All indirect general and administrative expenses not specifically identifiable with, or allocable to, our business platforms are included in indirect corporate overhead. Indirect corporate overhead includes both recurring items, such as our administrative and support functions, and certain special mention items, such as expenses associated with corporate-wide process and systems re-engineering projects and third party Year 2000 compliance-related activities.

     Our prior period platform results were revised to reflect the expanded number of business platforms and to reflect the methodology discussed above. We continue to enhance our cost allocation methodology and anticipate further enhancements during future periods. Intercompany revenues and expenses are eliminated in the measurement of platform contribution.

     The following tables illustrate each platform's contribution for the periods indicated. The tables also illustrate the reconciliation of total contribution by platform to our net income for the periods indicated. Reconciling items generally include indirect corporate overhead and income tax expense.

                                         ------------------------------------------------------------------------------
                                                         Three Months Ended June 30, 1999 (Unaudited)
                                         ------------------------------------------------------------------------------
                                           Banking       Home Equity       Auto         Commercial         Total
                                         -----------    -------------   -----------    -------------    ---------------
                                                                    (Dollars in thousands)
Net interest income                      $    24,410    $       8,530   $     6,305    $       3,501    $    42,746
Provision for losses on loans and leases           -           (5,107)       (1,300)            (393)        (6,800)
Noninterest income /1/                         4,471               17        13,408              219         18,115
Direct general and administrative
   expenses /2/                              (14,226)          (1,013)       (3,499)          (2,060)       (20,798)
Leasing expenses /1/                               -                -        (8,938)               -         (8,938)
Dividend expense on Capital Securities        (1,910)            (324)            -                -         (2,234)
Net income on real estate owned                   57                -             -                -             57
Amortization of intangible assets             (2,191)               -          (329)            (363)        (2,883)
                                         -----------    -------------   -----------    -------------    -----------
Contribution by platform                 $    10,611    $       2,103   $     5,647    $         904         19,265
                                         ===========    =============   ===========    =============
Indirect corporate overhead /2/                                                                              (5,081)
Income tax expense                                                                                           (6,648)
                                                                                                        ------------
Net income                                                                                              $     7,536
                                                                                                        ============

                                         ------------------------------------------------------------------------------
                                                         Three Months Ended June 30, 1998 (Unaudited)
                                         ------------------------------------------------------------------------------
                                            Banking     Home Equity        Auto         Commercial        Total
                                         -----------    -----------     -----------    -------------    ---------------
                                                                    (Dollars in thousands)
Net interest income                      $    24,011    $     4,611     $     7,121    $       2,601    $    38,344
Provision for losses on loans and leases           -           (545)         (1,155)               -         (1,700)
Noninterest income /1/                         4,384            105           1,477              163          6,129
Direct general and administrative
   expenses /2/                              (16,327)          (573)         (4,730)          (1,909)       (23,539)
Leasing expenses /1/                               -              -            (708)               -           (708)
Net income on real estate owned                   99              -               -              100            199
Amortization of intangible assets             (2,213)             -            (290)            (363)        (2,866)
                                         -----------    -----------     -----------    -------------    -----------
Contribution by platform                 $     9,954    $     3,598     $     1,715    $         592         15,859
                                         ===========    ===========     ===========    =============
Indirect corporate overhead /2/                                                                              (5,691)
Income tax expense                                                                                           (4,934)
                                                                                                        -----------
Net income                                                                                              $     5,234
                                                                                                        ===========

                                         ------------------------------------------------------------------------------
                                                          Six Months Ended June 30, 1999 (Unaudited)
                                         ------------------------------------------------------------------------------
                                            Banking       Home Equity        Auto         Commercial        Total
                                         ------------------------------------------------------------------------------
                                                                    (Dollars in thousands)
Net interest income                      $    47,870    $      16,701   $    12,397    $       6,561    $    83,529
Provision for losses on loans and leases           -           (8,608)       (3,050)            (453)       (12,111)
Noninterest income /1/ /2/                     9,953               41        23,593              495         34,082
Direct general and administrative
   expenses /2/                              (28,503)          (2,039)       (7,502)          (3,980)       (42,024)
Leasing expenses /1/                               -                -       (15,619)               -        (15,619)
Dividend expense on Capital Securities        (3,810)            (659)            -                -         (4,469)
Net income on real estate owned                   23                -             -                -             23
Amortization of intangible assets             (4,428)               -          (633)            (726)        (5,787)
                                         ------------   --------------- -----------    --------------   ------------
Contribution by platform                 $    21,105    $       5,436   $     9,186    $       1,897         37,624
                                         ============   =============== ============   ===============
Indirect corporate overhead /2/                                                                             (10,011)
Income tax expense                                                                                          (12,944)
                                                                                                        ------------
Net income                                                                                              $    14,669
                                                                                                        ============

                                         ------------------------------------------------------------------------------
                                                          Six Months Ended June 30, 1998 (Unaudited)
                                         ------------------------------------------------------------------------------
                                            Banking       Home Equity        Auto         Commercial        Total
                                         ------------------------------------------------------------------------------
                                                                    (Dollars in thousands)
Net interest income                      $    49,588    $     7,129     $    13,474    $       5,087    $    75,278
Provision for losses on loans and leases           -           (545)         (1,815)               -         (2,360)
Noninterest income /1/                         7,531            179           2,308              313         10,331
Direct general and administrative
   expenses /2/                              (31,518)          (915)         (8,561)          (3,912)       (44,906)
Leasing expenses /1/                               -              -            (708)               -           (708)
Net income on real estate owned                   86              -               -              100            186
Amortization of intangible assets             (4,305)             -            (580)            (726)        (5,611)
                                         -----------    -----------     -----------    -------------    -----------
Contribution by platform                 $    21,382    $     5,848     $     4,118    $         862         32,210
                                         ===========    ===========     ===========    =============

Indirect corporate overhead /2/                                                                             (12,066)
Income tax expense                                                                                           (9,850)
                                                                                                        -----------
Net income                                                                                              $    10,294
                                                                                                        ===========

/1/    The Auto Platform commenced its leasing activities effective April 1,
       1998.
/2/ Amounts include certain special mention items which are discussed at "Noninterest Income" and "General and Administrative Expenses." Special mention items generally include income and expense items recognized during the period that we believe are significant and/or unusual in nature and, therefore, useful to you in evaluating our performance and trends. These items may or may not be nonrecurring in nature.

       A discussion of each of the significant components of contribution by platform follows:

Net Interest Income and Net Interest Margin

       Net interest income for the second quarter of 1999 was $42.7 million as compared with $38.3 million for the second quarter of 1998. Net interest income for the first six months of 1999 was $83.5 million as compared with $75.3 million for the first six months of 1998. Net interest margin was 3.28% for the second quarter of 1999 as compared with 3.06% for the second quarter of 1998. Net interest margin was 3.22% for the first six months of 1999 as compared with 2.98% for the first six months of 1998.

     The increases in net interest income and net interest margin for the second quarter of 1999 and for the first six months of 1999, as compared with the respective prior periods, were attributable to both increases in average interest-earning assets and increases in net interest margin. The increases in average interest-earning assets reflect our ability to replace asset prepayments, including normal amortization, with asset originations and purchases, including our purchases of franchise loans. The increases in net interest margin reflect the impact of the continued change-out of our assets whereby our mortgage-based asset prepayments are being replaced by higher-yielding consumer and commercial assets, including franchise loans. Our net interest margin has also benefited from decreases in our funding costs, attributable to a change-out of our liabilities, including a focus on lower-cost transaction accounts, and to our deposit pricing strategies.

     The following tables illustrate net interest income and net interest margin, by platform, for the periods indicated:

<CAPTON>
                                  -----------------------------------------------------------
                                                Three Months Ended (Unaudited)
                                  -----------------------------------------------------------
                                         June 30, 1999                   June 30, 1998
                                  ----------------------------    ---------------------------
                                      Net             Net             Net            Net
                                    Interest        Interest       Interest        Interest
                                     Income          Margin         Income          Margin
                                  ------------    ------------    ------------   ------------
                                                     (Dollars in thousands)
Banking Platform                  $   24,410          2.57%       $   24,011         2.29%
Home Equity Platform                   8,530          5.27             4,611         5.28
Auto Platform /1/                      6,305          3.96             7,121         6.73
Commercial Platform                    3,501         11.96             2,601        16.15
                                  ------------    ------------    ------------   ------------
Total                             $   42,746          3.28%       $   38,344         3.06%
                                  ============    ============    ============   ============

                                  -----------------------------------------------------------
                                                 Six Months Ended (Unaudited)
                                  -----------------------------------------------------------
                                         June 30, 1999                   June 30, 1998
                                  ----------------------------    ---------------------------
                                      Net             Net             Net            Net
                                    Interest        Interest        Interest       Interest
                                     Income          Margin          Income        Margin
                                  ------------    ------------    ------------   ------------
                                                    (Dollars in thousandS)
Banking Platform                  $   47,870          2.53%       $   49,588         2.27%
Home Equity Platform                  16,701          5.18             7,129         5.37
Auto Platform /1/                     12,397          4.09            13,474         7.00
Commercial Platform                    6,561         12.24             5,087        17.44
                                  ------------    ------------    ------------   ------------
Total                             $   83,529          3.22%       $   75,278         2.98%
                                  ============    ============    ============   ============

/1/ The Auto Platform commenced its leasing activities effective April 1, 1998. The Auto Platform's margin compression is largely attributable to funding costs associated with the platform's leasing activities. The platform's net interest margin presented above does not include the revenue impact of its auto leasing activities, which is included in noninterest income, but does include the associated funding costs.

     The following table illustrates interest-earning assets, excluding our auto-related operating leased assets, by platform, as of the dates indicated:

                                                            ------------------------------------
                                                                        (Unaudited)
                                                            ------------------------------------
                                                                  At                  At
                                                               June 30,          December 31,
                                                                 1999                1998
                                                            ----------------    ----------------
                                                                  (Dollars in thousandS)
Banking Platform                                            $     3,858,406     $     3,816,993
Home Equity Platform                                                651,306             657,148
Auto Platform                                                       660,019             570,128
Commercial Platform                                                 124,821              94,888
                                                            ----------------    ----------------
Total                                                       $     5,294,552     $     5,139,157
                                                            ================    ================

     The following tables illustrate average interest-earning assets, excluding our auto-related operating leased assets, by platform, for the periods indicated:

                                                            --------------------------------------
                                                               Three Months Ended (Unaudited)
                                                            --------------------------------------
                                                               June 30,             June 30,
                                                                 1999                 1998
                                                            ----------------    ------------------
                                                                   (Dollars in thousands)
Banking Platform                                            $     3,814,044     $     4,177,742
Home Equity Platform                                                648,230             349,074
Auto Platform                                                       622,487             423,833
Commercial Platform                                                 117,408              64,578
                                                            ----------------    ------------------
Total                                                       $     5,202,169     $     5,015,227
                                                            ================    ==================

                                                            -------------------------------------
                                                                Six Months Ended (Unaudited)
                                                            -------------------------------------
                                                               June 30,             June 30,
                                                                 1999                 1998
                                                            ----------------    -----------------
                                                                   (Dollars in thousands)
Banking Platform                                            $     3,804,811     $     4,309,954
Home Equity Platform                                                649,025             264,951
Auto Platform                                                       600,906             387,507
Commercial Platform                                                 108,187              58,809
                                                            ----------------    -----------------
Total average interest-earning assets                       $     5,162,929     $     5,021,221
                                                            ================    =================

Banking Platform

     The Banking Platform's net interest income for the second quarter of 1999 was $24.4 million as compared with $24.0 million for the second quarter of 1998. The platform's net interest income for the first six months of 1999 was $47.9 million as compared with $49.6 million for the first six months of 1998. The platform's net interest margin for the second quarter of 1999 was 2.57% as compared with 2.29% for the second quarter of 1998. The platform's net interest margin for the first six months of 1999 was 2.53% as compared with 2.27% for the first six months of 1998.

     The increase in net interest income for the second quarter of 1999, as compared with the second quarter of 1998, was attributable to an increase in net interest margin, primarily due to lower funding costs, partially offset by a decrease in average interest-earning assets, due to asset prepayments exceeding loan originations and purchases. The decrease in net interest income for the first six months of 1999, as compared with the first six months of 1998, was attributable to a decrease in average interest-earning assets, due to asset prepayments exceeding loan originations and purchases, partially offset by an increase in net interest margin, due to a combination of franchise loan purchases and lower funding costs.

Home Equity Platform

     The Home Equity Platform's net interest income for the second quarter of 1999 was $8.5 million as compared with $4.6 million for the second quarter of 1998. The platform's net interest income for the first six months of 1999 was $16.7 million as compared with $7.1 million for the first six months of 1998. The platform's net interest margin for the second quarter of 1999 was 5.27% as compared with 5.28% for the second quarter of 1998. The platform's net interest margin for the first six months of 1999 was 5.18% as compared with 5.37% for the first six months of 1998.

     The increases in net interest income for the second quarter of 1999, as compared with the second quarter of 1998, and for the first six months of 1999, as compared with the first six months of 1998, were primarily due to increases in average interest-earning assets largely resulting from high loan-to-value home equity loan purchases partially offset by decreases in net interest margin. The decreases in net interest margin were due purchases of higher-quality, but lower-yielding high loan-to-value home equity loans, including 100% insured loans, combined with higher premium amortization attributable to higher prepayment speeds on our high loan-to-value home equity loans partially offset by lower funding costs.

     At June 30, 1999, the Home Equity Platform's loans totaled $619 million, including $465 million in high loan-to-value home equity loans. High loan-to-value home equity loans totaled $488 million at December 31, 1998. At June 30, 1999, the combined loan-to-value ratio for our high loan-to-value home equity loan portfolio was approximately 115%. Our underwriting standards for high loan-to-value home equity loans focus on the borrower's ability to repay, as demonstrated by debt-to-income ratios, as well as the borrower's willingness to repay, as demonstrated by Fair, Isaac & Company, Incorporated credit scores, sometimes referred to as FICO scores. At June 30, 1999, our high loan-to-value home equity loan portfolio had an average debt-to-income ratio of approximately 39% and an average FICO score of approximately 670. We do not anticipate increasing our exposure to high loan-to-value home equity loans beyond their current levels.

Auto Platform

     The Auto Platform's net interest income for the second quarter of 1999 was $6.3 million as compared with $7.1 million for the second quarter of 1998. The platform's net interest income for the first six months of 1999 was $12.4 million as compared with $13.5 million for the first six months of 1998. The platform's net interest margin for the second quarter of 1999 was 3.96% as compared with 6.73% for the second quarter of 1998. The platform's net interest margin for the first six months of 1999 was 4.09% as compared with 7.00% for the first six months of 1998.

     The decreases in net interest income for the second quarter of 1999, as compared with the second quarter of 1998, and for the first six months of 1999, as compared with the first six months of 1998, were attributable to decreases in net interest margin, partially offset by increases in average interest-earning assets due to loan originations and purchases exceeding prepayments. The decreases in net interest margin were largely attributable to the funding costs associated with the platform's auto leasing activities combined with lower asset yields resulting from the platform's continued migration to higher-quality, but lower-yielding loans, and the yield compression associated with competition, partially offset by lower funding costs.

     The Auto Platform's net interest margin, calculated in accordance with generally accepted accounting principles, sometimes referred to as GAAP, excludes the revenue impact of our auto leasing activities. Because the auto leases are accounted for as operating leases, the rental income and related expenses, including depreciation expense, are reflected in noninterest income and noninterest expense, respectively, in accordance with GAAP. As a result, the Auto Platform's net interest margin does not include the revenue impact of our auto leasing activities but does include the associated funding costs. For a discussion of normalized net interest income and net interest margin, including the revenue impact of our auto leasing activities, see "Non-GAAP Performance Measures - Normalized Net Interest Income and Net Interest Margin."

     During the second quarter of 1999, the Auto Platform generated $221 million in auto loans and leases as compared with $167 million during the second quarter of 1998. The totals for the second quarter of 1999 included $131 million in auto loans, with an average FICO score of 722, and $90 million in auto leases, with an average FICO score of 734. The totals for the second quarter of 1998 included $122 million in auto loans, with an average FICO score of 701, and $45 million in auto leases, with an average FICO score of 733.

Commercial Platform

     The Commercial Platform's net interest income for the second quarter of 1999 was $3.5 million as compared with $2.6 million for the second quarter of 1998. The platform's net interest income for the first six months of 1999 was $6.6 million as compared with $5.1 million for the first six months of 1998. The platform's net interest margin for the second quarter of 1999 was 11.96% as compared with 16.15% for the second quarter of 1998. The platform's net interest margin for the first six months of 1999 was 12.24% as compared with 17.44% for the first six months of 1998.

     The increases in net interest income, as compared with the respective prior periods, were due to increases in the platform's average interest-earning assets, attributable to continued growth and expansion within the platform, partially offset by decreases in net interest margin. The decreases in net interest margin were largely attributable to most of the platform's growth being comprised of asset-based loans and equipment leases, which generate lower yields relative to the platform's factoring activities, combined with the yield compression associated with competition, partially offset by lower funding costs.

Prepayments

      Prepayments, including normal amortization, for the second quarter of 1999 were $404 million, representing an annualized rate of 30.9%, as compared with approximately $420 million during the second quarter of 1998, representing an annualized rate of 34.6%. Prepayments for the first six months of 1999 were $804 million, representing an annualized rate of 32.1%, as compared with prepayments of $720 million for the first six months of 1998, representing an annualized rate of 29.6%. The lower annualized prepayment rate for the second quarter of 1999, as compared with the second quarter of 1998, reflects the impact of growth in our loan and lease portfolio during the first six months of 1999. Prepayments during the second quarter of 1999, most of which were mortgage-based assets, were more than offset by loan and lease originations and purchases of $564 million combined with $75 million in purchases of government agency securities. The higher annualized prepayment rate for the first six months of 1999, as compared with the first six months of 1998, was due to accelerated prepayments, primarily on mortgage-based assets. Prepayments during the first six months of 1999 were more than offset by loan and lease originations and purchases of $1.2 billion combined with $75 million in purchases of government agency securities.

Average Balance Sheet

     The following tables illustrate average yields on our interest-earning assets and average rates on our interest-bearing liabilities for the periods indicated. These average yields and rates were calculated by dividing interest income by the average balance of interest-earning assets and by dividing interest expense by the average balances of interest-bearing liabilities, for the periods indicated. Average balances of interest-earning assets and interest-bearing liabilities were calculated by averaging the relevant month-end amounts for the respective periods.


                                                    ---------------------------------------------------------
                                                          AVERAGE BALANCES, YIELDS AND RATES (Unaudited)
                                                    ---------------------------------------------------------
                                                                       Three Months Ended
                                                                         June 30, 1999
                                                    ---------------------------------------------------------

                                                        Average                                   Average
                                                        Balance            Interest              Yield/rate
                                                    ----------------     ----------------     ---------------
                                                                      (Dollars in thousands)
                        Assets
                        ------
        Interest-earning assets:
         Loans and leases receivable                   $   4,432,301        $     90,914            8.23%
         Mortgage-backed securities /1/                      560,263               8,798            6.28
         Investments /1/                                     209,605               3,004            5.29
                                                    ----------------     ---------------      ---------------
        Total interest-earning assets                      5,202,169             102,716            7.90%
                                                                         ===============      ===============
        Other assets                                         586,089
                                                    ----------------
        Total assets                                   $   5,788,258
                                                    ================

        Liabilities and Stockholders' Equity
        ------------------------------------
         Interest-bearing liabilities:
          Deposits                                     $   3,340,714        $     33,475            4.02%
          Borrowings /2/                                   1,901,115              26,495            5.59
                                                    ----------------     ---------------      ---------------
        Total interest-bearing liabilities                 5,241,829        $     59,970            4.59%
                                                                         ===============      ===============
        Other liabilities                                    167,180
                                                    ----------------
        Total liabilities                                  5,409,009
        Stockholders' equity                                 379,249
                                                   -----------------
        Total liabilities and stockholders' equity     $   5,788,258
                                                   =================

        Net interest income/net interest spread                             $     42,746            3.31%
                                                                         ===============      ===============
        Net interest-earning assets                    $    (39,660)
                                                   =================
        Net interest margin /3/                                                                     3.28%
                                                                                              ===============


                                                  ------------------------------------------------------
                                                                     Three Months Ended
                                                                        June 30, 1998
                                                  ------------------------------------------------------
                                                     Average                                   Average
                                                     Balance                Interest          Yield/Rate
                                                  ---------------        --------------       ----------
                                                                   (Dollars in thousands)
                          Assets
                          ------
        Interest-earning assets:
         Loans and leases receivable                 $  4,046,141           $    84,660           8.38%
         Mortgage-backed securities /1/                   821,259                13,289           6.47
         Investments /1/                                  147,827                 2,398           6.50
                                                  ---------------        --------------       ----------
        Total interest-earning assets                   5,015,227            $  100,347           8.01%
                                                                         ==============       ==========
        Other assets                                      380,158
        Total assets                              ---------------
                                                     $  5,395,385
        Liabilities and stockholders' equity      ===============
        ------------------------------------
         Interest-bearing liabilities:
          Deposits                                   $  3,384,196            $   37,600           4.46%
          Borrowings /2/                                1,545,643                24,403           6.32
                                                  ---------------        --------------       ----------
        Total interest-bearing liabilities              4,929,839            $   62,003           5.04%
                                                                         ==============       ==========
        Other liabilities                                  74,168
                                                  ---------------
        Total liabilities                               5,004,007
        Stockholders' equity                              391,378
                                                  ---------------
        Total liabilities and stockholders' equity   $  5,395,385
                                                  ===============

        Net interest income/net interest spread                              $   38,344           2.97%
                                                                         ==============       ==========

        Net interest-earning assets                  $     85,388
                                                  ===============
        Net interest margin /3/                                                                   3.06%
                                                                                              ==========



/1/ Average balances and yields for securities and other investments classified as available-for-sale are based on historical amortized cost.
/2/ Interest expense for borrowings includes interest expense on interest rate swaps of $1.0 million and $0.6 million for the three months ended June 30, 1999 and 1998, respectively. Interest expense for borrowings excludes expenses related to our Capital Securities.
/3/ Annualized net interest income divided by average interest-earning assets.



                                                     ---------------------------------------------------
                                                        AVERAGE BALANCES, YIELDS AND RATES (Unaudited)
                                                     ---------------------------------------------------
                                                                       Six months ended
                                                                        June 30, 1999
                                                     ---------------------------------------------------

                                                         Average                                Average
                                                         Balance            Interest          Yield/Rate
                                                     ---------------     -------------        ----------
                                                                     (Dollars in thousands)
                          Assets
                          ------
        Interest-earning assets:
         Loans and leases receivable                 $     4,349,872     $     178,032           8.22%
         Mortgage-backed securities /1/                      579,309            18,196           6.28
         Investments /1/                                     233,748             6,509           5.20
                                                     ---------------     -------------        ----------
        Total interest-earning assets                      5,162,929           202,737           7.87%
                                                                         =============        ==========
        Other assets                                         532,216
                                                     ---------------
        Total assets                                 $     5,695,145
                                                     ===============

        Liabilities and Stockholders' Equity
        ------------------------------------
          Interest-bearing liabilities:
          Deposits                                   $     3,318,617     $      67,077           4.08%
          Borrowings /2/                                   1,858,649            52,131           5.65
                                                     ---------------     -------------        ----------
        Total interest-bearing liabilities                 5,177,266     $     119,208           4.64%
                                                                         =============        ==========
        Other liabilities                                    138,179
                                                     ---------------
        Total liabilities                                  5,315,445
        Stockholders' equity                                 379,700
                                                     ---------------
        Total liabilities and stockholders' equity   $     5,695,145
                                                     ===============

        Net interest income/net interest spread                            $    83,529           3.23%
                                                                           ===========        =========

        Net interest-earning assets                  $       (14,337)
                                                     ===============

        Net interest margin /3/                                                                  3.22%
                                                                                              =========




                                                    ---------------------------------------------------
                                                                     Six months ended
                                                                       June 30, 1998
                                                     --------------------------------------------------
                                                          Average                              Average
                                                          Balance           Interest         Yield/rate
                                                     ---------------      ------------      -----------
                                                                     (Dollars in thousands)

                       Assets
                       ------
        Interest-earning assets:
         Loans and leases receivable                 $     3,999,789      $   165,917            8.31%
         Mortgage-backed securities /1/                      865,107           28,544            6.60
         Investments /1/                                     156,325            4,952            6.38
                                                     ---------------      -----------       -----------
        Total interest-earning assets                      5,021,221      $   199,413            7.95%
        Other assets                                         371,237      ===========       ===========
                                                     ---------------
        Total assets                                 $     5,392,458
                                                     ===============

        Liabilities and Stockholders' Equity
        ------------------------------------
          Interest-bearing liabilities:
          Deposits                                   $     3,492,618      $    78,597            4.54%
          Borrowings /2/                                   1,431,704           45,538            6.39
                                                     ---------------      -----------       -----------
        Total interest-bearing liabilities                 4,924,322      $   124,135            5.08%
                                                                          ===========       ===========
        Other liabilities                                     79,255
                                                     ---------------
        Total liabilities                                  5,003,577
        Stockholders' equity                                 388,881
                                                     ---------------
        Total liabilities and stockholders' equity   $     5,392,458
                                                     ===============

        Net interest income/net interest spread                           $    75,278            2.87%
                                                                          ============      ===========

        Net interest-earning assets                  $        96,899
                                                     ===============

        Net interest margin /3/                                                                  2.98%
                                                                                            ===========


/1/ Average balances and yields for securities and other investments classified as available-for-sale are based on historical amortized cost.
/2/ Interest expense for borrowings includes interest expense on interest rate swaps of $2.0 million and $1.2 million for the six months ended June 30, 1999 and 1998, respectively. Interest expense for borrowings excludes expenses related to our Capital Securities.
/3/ Annualized net interest income divided by average interest-earning assets.

Interest Income

Loans and Leases

     Interest income on loans and leases was $90.9 million for the second quarter of 1999 as compared with $84.7 million for the second quarter of 1998. Interest income on loans and leases was $178.0 million for the first six months of 1999 as compared with $165.9 million for the first six months of 1998. The average yield on loans and leases was 8.23% for the second quarter of 1999 as compared with 8.38% for the second quarter of 1998. The average yield on loans and leases was 8.22% for the first six months of 1999 as compared with 8.31% for the first six months of 1998.

     The increases in interest income on loans and leases, as compared with the respective prior periods, were primarily due to higher average balances of loans and leases resulting from loan originations and purchases exceeding prepayments. The decreases in net interest margin, as compared with the respective prior periods, were due to a combination of factors including prepayments on mortgage loans, the yield compression associated with competition, and the migration to higher-quality assets with lower yields, partially offset by the positive impact of the change in the mix of our loans and leases. Specifically, the average balance of interest-earning assets within the Banking Platform decreased for the second quarter of 1999, as compared with the second quarter of 1998, and for the first six months of 1999, as compared with the first six months of 1998, while the average balances of interest-earning assets in the comparatively higher-yielding Home Equity, Auto and Commercial Platforms increased during these same periods.

     The following tables illustrate interest income on loans and leases, by platform, for the periods indicated:

                                           ------------------------------------------------------------------------
                                                                Three Months Ended (Unaudited)
                                           ------------------------------------------------------------------------
                                                     June 30, 1999                         June 30, 1998
                                           ----------------------------------     ---------------------------------
                                                                  Average                              Average
                                               Amount              Yield             Amount             Yield
                                           ----------------    --------------     --------------    ---------------
                                                                   (Dollars in thousands)
Banking Platform                           $    57,101              7.53%         $   62,198              7.75%
Home Equity Platform                            16,068              9.92               9,090             10.42
Auto Platform                                   13,332              8.57              10,280              9.84
Commercial Platform                              4,413             15.08               3,092             19.20
                                           ----------------    --------------     --------------    ---------------
Total                                      $    90,914              8.23%         $   84,660              8.38%
                                           ================    ==============     ==============    ===============

                                           ------------------------------------------------------------------------
                                                                Six Months Ended (Unaudited)
                                           ------------------------------------------------------------------------
                                                     June 30, 1999                         June 30, 1998
                                           ----------------------------------     ---------------------------------
                                                                  Average                              Average
                                               Amount              Yield             Amount             Yield
                                           ----------------    --------------     --------------    ---------------
                                                                   (Dollars in thousands)

Banking Platform                           $    112,091              7.53%        $    127,183            7.73%
Home Equity Platform                             31,953              9.85               13,925           10.58
Auto Platform                                    25,722              8.63               18,853            9.94
Commercial Platform                               8,266             15.41                5,956           20.55
                                           ----------------    --------------     --------------    ---------------
Total                                      $    178,032              8.22%        $    165,917            8.31%
                                           ================    ==============     ==============    ===============

Banking Platform
----------------

     The Banking Platform's average loan yield for the second quarter of 1999 was 7.53% as compared with 7.75% for the second quarter of 1998. The platform's average loan yield for the first six months of 1999 was 7.53% as compared with 7.73% for the first six months of 1998. The decreases in the platform's average loan yield, as compared with the respective prior periods, were primarily due to the impact of continued prepayments on mortgage loans combined with the purchase of $200 million of lower-yielding residential mortgage loans in June 1998, primarily to assist Bay View Bank in meeting its Community Reinvestment Act obligations, partially offset by the impact of higher-yielding FMAC franchise loans purchased during the first and second quarters of 1999.

Home Equity Platform
--------------------

     The Home Equity Platform's average loan yield for the second quarter of 1999 was 9.92% as compared with 10.42% for the second quarter of 1998. The platform's average loan yield for the first six months of 1999 was 9.85% as compared with 10.58% for the first six months of 1998. The decreases in the platform's average loan yield, as compared with the respective prior periods, were primarily due to purchases of higher-quality, yet lower-yielding, high loan-to-value home equity loans, including 100% insured loans, combined with higher premium amortization attributable to higher prepayment speeds on our high loan-to-value home equity loans.

Auto Platform
-------------

     The Auto Platform's average loan yield for the second quarter of 1999 was 8.57% as compared with 9.84% for the second quarter of 1998. The platform's average loan yield for the first six months of 1999 was 8.63% as compared with 9.94% for the first six months of 1998. The decreases in the platform's average loan yield, as compared with the respective prior periods, were primarily due to lower asset yields on auto loan originations and purchases. The lower yields were largely attributable to the platform's continuing migration to higher-quality, yet lower-yielding, loans along with the yield compression associated with increased competition within the industry.

Commercial Platform
-------------------

     The Commercial Platform's average loan and lease yield for the second quarter of 1999 was 15.08% as compared with 19.20% for the second quarter of 1998. The platform's average loan and lease yield for the first six months of 1999 was 15.41% as compared with 20.55% for the first six months of 1998. The decreases in the platform's average loan and lease yield, as compared with the respective prior periods, were a result of most of the platform's growth being comprised of asset-based loans and equipment leases which generate lower yields relative to the platform's factoring activities combined with yield compression associated with competition.

Mortgage-Backed Securities

     Interest income on mortgage-backed securities for the second quarter of 1999 was $8.8 million as compared with $13.3 million for the second quarter of 1998. Interest income on mortgage-backed securities for the first six months of 1999 was $18.2 million as compared with $28.5 million for the first six months of 1998. The average yield on mortgage-backed securities was 6.28% for the second quarter of 1999 as compared with 6.47% for the second quarter of 1998. The average yield on mortgage-backed securities was 6.28% for the first six months of 1999 as compared with 6.60% for the first six months of

1998. The decreases in interest income and average yield on mortgage-backed securities, as compared with the respective prior periods, were primarily due to continued prepayments of mortgage-backed securities, partially offset by purchases of higher-yielding investment grade collateralized mortgage obligations during the latter half of 1998.

Investment Securities

     Interest and dividend income on investment securities for the second quarter of 1999 was $3.0 million as compared with $2.4 million for the second quarter of 1998. Interest and dividend income on investment securities was $6.5 million for the first six months of 1999 as compared with $5.0 million for the first six months of 1998. The average yield on investment securities for the second quarter of 1999 was 5.29% as compared with 6.50% for the second quarter of 1998. The average yield on investment securities for the first six months of 1999 was 5.20% as compared with 6.38% for the first six months of 1998. Our investment securities are generally short-term in nature, and yields on these securities are readily impacted by changes in the interest rate environment. The increases in interest and dividend income on investment securities, as compared with the respective prior periods, were primarily due to higher average balances resulting from our funding and investment management activities partially offset by decreases in average yields, primarily due to the impact of the recent interest rate environment.

Interest Expense

Deposits

     Interest expense on deposits was $33.5 million for the second quarter of 1999 as compared with $37.6 million for the second quarter of 1998. Interest expense on deposits was $67.1 million for the first six months of 1999 as compared with $78.6 million for the first six months of 1998. The cost of deposits was 4.02% for the second quarter of 1999 as compared with 4.46% for the second quarter of 1998. The cost of deposits was 4.08% for the first six months of 1999 as compared with 4.54% for the first six months of 1998. The decreases in interest expense, as compared with the respective prior periods, were due to decreases in both average deposit balances and the cost of deposits. The decreases in the average deposit balances, as compared with the respective prior periods, were primarily a result of our deposit pricing strategies and, specifically, de-emphasis of higher-cost certificates of deposit. The decreases in the cost of deposits resulted from a combination of factors, including an increase in lower-cost transaction accounts and our deposit pricing strategies.

     Our cost of deposits for the month of June 1999 was 4.00%. This cost was 50 basis points below the Eleventh District Cost of Funds Index, sometimes referred to as COFI, of 4.50% for June 1999. Transaction account balances as a percentage of retail deposits were 53.5% at June 30, 1999 as compared with 53.2% at March 31, 1999, 49.8% at December 31, 1998 and 34.6% at December 31, 1997. While our
deposits are no longer included in calculating COFI becaue we are a national bank, we consider COFI to be a relevant comparison due to our past history as a savings and loan.

     The following table summarizes the cost of deposits versus COFI and transaction accounts as a percentage of retail deposits for the periods indicated:

                                         ----------------------------------------------------------------------------
                                                                   Months Ended (Unaudited)
                                         ----------------------------------------------------------------------------
                                             June 30,          March 31,          December 31,        December 31,
                                               1999               1999                1998                1997
                                         ----------------   ----------------    -----------------   -----------------
Cost of deposits                               4.00%              4.09%               4.20%                4.71%
COFI                                           4.50               4.52                4.66                 4.95
                                         ----------------   ----------------    -----------------   -----------------
Spread below COFI                             (0.50%)            (0.43%)             (0.46%)              (0.24%)
                                         ================   ================    =================   =================
Transaction accounts as a
     percentage of retail deposits             53.5%              53.2%               49.8%                34.6%
                                         ================   ================    =================   =================

     While the spread below COFI for our deposits was 50 basis points for the month of June 1999, the spread for the original Bay View Bank branches, on a standalone basis, was 60 basis points below COFI for the month of June 1999. The cost of deposits for the former EurekaBank branches, on a standalone basis, was 47 basis points below COFI for the month of June 1999, reflecting EurekaBank's higher deposit pricing structure. Since the acquisition of America First Eureka Holdings, Inc., sometimes referred to as AFEH, effective January 2, 1998, we have reduced the cost of the EurekaBank deposits, along with the cost of the Bay View Bank deposits, consistent with our overall deposit pricing strategies. We expect that the cost of deposits for the former EurekaBank branches will continue to decrease to levels consistent with the original Bay View Bank branches.

     The following table summarizes the cost of deposits versus COFI for the original Bay View Bank branches and the former EurekaBank branches for the periods indicated and reflects the narrowing difference between the original Bay View Bank branches and the former EurekaBank branches:

                                         -----------------------------------------------------------------------------
                                                                   Months Ended (Unaudited)
                                         -----------------------------------------------------------------------------
                                             June 30,           March 31,          December 31,        September 30,
                                               1999               1999                 1998                1998
                                         ----------------   -----------------    ----------------    -----------------
Cost of deposits - BVB                         3.90%              3.95%                3.97%                4.12%
Cost of deposits - EurekaBank                  4.03               4.15                 4.28                 4.46
COFI                                           4.50               4.52                 4.66                 4.88
                                         ----------------   ----------------    -----------------   -----------------
Spread below COFI - BVB                       (0.60%)            (0.57%)              (0.69%)              (0.76%)
                                         ================   =================    ================    =================
Spread below COFI - EurekaBank                (0.47%)            (0.37%)              (0.38%)              (0.42%)
                                         ================   =================    ================    =================
Difference                                     0.13               0.20                 0.31                 0.34
                                         ================   =================    ================    =================

Borrowings

     Interest expense on borrowings was $26.5 million for the second quarter of 1999 as compared with $24.4 million for the second quarter of 1998. Interest expense on borrowings was $52.1 million for the first six months of 1999 as compared with $45.5 million for the first six months of 1998. The average cost of borrowings was 5.59% for the second quarter of 1999 as compared with 6.32% for the second quarter of 1998. The average cost of borrowings was 5.65% for the first six months of 1999 as compared with 6.39% for the first six months of 1998. The increases in interest expense on borrowings, as compared with the respective prior periods, were primarily due to higher average balances of Federal Home Loan Bank advances. Higher levels of Federal Home Loan Bank advances were required due to the growth in our balance sheet combined with the decrease in our average deposit balances as previously discussed. This volume-related increase in interest expense was partially offset by a decline in the cost of borrowings attributable to lower market interest rates and our refinancing and extending of maturities on a significant portion of our Federal Home Loan Bank advances portfolio in October 1998. Our cost of borrowings, in accordance with GAAP, does not include the impact of the cost associated with the $90 million of Capital Securities issued on December 21, 1998. Had this expense been included, our cost of borrowings would have been 5.79% for the second quarter of 1999 and 5.85% for the first six months of 1999, representing an increase of 20 basis points for each period.

Changes in Rate and Volume

     The following tables illustrate the changes in net interest income due to changes in the rate and volume of our interest-earning assets and interest-bearing liabilities for the three- and six-month periods ended June 30, 1999 as compared with the three- and six-month periods ended June 30, 1998. Changes in rate and volume which cannot be segregated (e.g., changes in average interest rate multiplied by average portfolio balance) have been allocated proportionately between the change in rate and the change in volume.

                                               ------------------------------------------------------------------
                                                     Three Months Ended June 30, 1999 vs. 1998 (Unaudited)
                                               ------------------------------------------------------------------
                                                     Rate                     Volume                   Total
                                                   Variance                  Variance                Variance
                                               ------------------     --------------------    -------------------
                                                                      (Dollars in thousands)
Interest income:
   Loans and leases                            $       (1,444)        $        7,698          $        6,254
   Mortgage-backed securities                            (380)                (4,111)                 (4,491)
   Investment securities                                 (487)                 1,093                     606
                                               ------------------     --------------------    -------------------
                                                       (2,311)                 4,680                   2,369
                                               ------------------     --------------------    -------------------
Interest expense:
   Deposits                                            (3,650)                  (475)                 (4,125)
   Borrowings                                          (2,111)                 4,203                   2,092
                                               ------------------     --------------------    -------------------
                                                       (5,761)                 3,728                  (2,033)
                                               ------------------     --------------------    -------------------
Net interest income                            $        3,450         $          952          $        4,402
                                               ==================     ====================    ===================

                                               ------------------------------------------------------------------
                                                      Six Months Ended June 30, 1999 vs. 1998 (Unaudited)
                                               ------------------------------------------------------------------
                                                     Rate                     Volume                   Total
                                                   Variance                  Variance                Variance
                                               ------------------     --------------------    -------------------
                                                                    (Dollars in thousands)
Interest income:
   Loans and leases                            $       (1,711)        $       13,826          $       12,115
   Mortgage-backed securities                          (1,324)                (9,024)                (10,348)
   Investment securities                                 (928)                 2,485                   1,557
                                               ------------------     --------------------    -------------------
                                                       (3,963)                 7,287                   3,324
                                               ------------------     --------------------    -------------------
Interest expense:
   Deposits                                            (7,723)                (3,797)                (11,520)
   Borrowings                                          (4,186)                10,779                   6,593
                                               ------------------     --------------------    -------------------
                                                      (11,909)                 6,982                  (4,927)
                                               ------------------     --------------------    -------------------
Net interest income                            $        7,946         $          305          $        8,251
                                               ==================     ====================    ===================

Provision For Losses On Loans And Leases

      The provision for losses on loans and leases was $6.8 million for the second quarter of 1999 as compared with $1.7 million for the second quarter of 1998. The provision for losses on loans and leases was $12.1 million for the first six months of 1999 as compared with $2.4 million for the first six months of 1998. The increases in the provision for losses on loans and leases, as compared with the respective prior periods, were concentrated in the Home Equity and Auto Platforms and were attributable to higher net charge-offs in these platforms, to the continued change-out of our balance sheet towards higher risk, yet, higher-yielding consumer and commercial assets and to growth in our loan and lease portfolio.

     Net charge-offs for the Home Equity Platform for the first six months of 1999 included approximately $2.9 million related to our original $67 million portfolio of high loan-to-value home equity loans acquired from Emergent Mortgage Corp. in August 1997. This portfolio of higher-yielding loans, which totaled $32 million at June 30, 1999, also generates higher levels of charge-offs as a result of their lower average credit quality (evidenced by an average FICO score of 619).

Noninterest Income

     Noninterest income for the second quarter of 1999 was $18.1 million as compared with $6.1 million for the second quarter of 1998. Noninterest income for the first six months of 1999 was $34.1 million as compared with $10.3 million for the first six months of 1998. The increases in noninterest income, as compared with the respective prior periods, were attributable to higher leasing income in the Auto Platform, resulting from the continued growth in our auto leasing activities, combined with increases in the Banking Platform, attributable to higher loan and account fees and investment sales commissions. The Banking Platform's noninterest income for the first six months of 1999 included a $1.1 million state tax refund recognized during the first quarter of 1999, resulting from a favorable ruling on a tax refund claim for taxable years otherwise closed.

Noninterest Expense

General and Administrative Expenses

     General and administrative expenses for the second quarter of 1999 were $25.9 million as compared with $29.2 million for the second quarter of 1998. General and administrative expenses for the first six months of 1999 were $52.0 million as compared with $57.0 million for the first six months of 1998. The lower level of general and administrative expenses for the second quarter of 1999, as compared with the second quarter of 1998, was largely due to the impact of $4.2 million in special mention items incurred during the second quarter of 1998, primarily acquisition-related expenses associated with AFEH. The lower level of general and administrative expenses for the first six months of 1999, as compared with the first six months of 1998, was largely due to the impact of $7.6 million in special mention items incurred during the first six months of 1998, primarily AFEH acquisition-related expenses.

     Excluding the special mention items incurred during 1999 and 1998, as discussed below, the increases in general and administrative expenses, as compared with the respective prior periods, were attributable to continued growth in our business platforms and inflationary pressures, including our annual salary increases which were effective March 1, 1999.

     Special mention items for the second quarter of 1999 included approximately $180,000 in initial fees related to the listing of our securities on the New York Stock Exchange, approximately $150,000 in third party Year 2000 compliance-related costs and approximately $50,000 in acquisition-related costs associated with FMAC. Special mention items for the first quarter of 1999 included approximately $440,000 in severance payments and costs associated with restructuring activities in the Auto Platform, approximately $380,000 in collection-based fees associated with the previously mentioned $1.1 million state tax refund and approximately $115,000 in third party Year 2000 compliance-related costs. Special mention items for the second quarter of 1998 included approximately $3.5 million in AFEH acquisition-related expenses and approximately $700,000 in other expenses, including restructuring charges in the Auto Platform and third party Year 2000 compliance-related costs. Special mention items for the first quarter of 1998 included approximately $3.4 million in AFEH acquisition-related expenses.

     The following tables illustrate general and administrative expenses, by platform, for the periods indicated:

                                              ---------------------------------------
                                                  Three Months Ended (Unaudited)
                                              ---------------------------------------
                                                   June 30,             June 30,
                                                     1999                 1998
                                              ------------------    -----------------
                                                      (Dollars in Thousands)
 Banking Platform                             $        14,226       $        16,327
 Home Equity Platform                                   1,013                   573
 Auto Platform                                          3,499                 4,730
 Commercial Platform                                    2,060                 1,909
                                              ------------------    -----------------
 Subtotal                                              20,798                23,539
 Indirect corporate overhead /1/                        5,081                 5,691
                                              ------------------    -----------------
 Total                                        $        25,879       $        29,230
                                              ==================    =================

                                              ---------------------------------------
                                                   Six Months Ended (Unaudited)
                                              ---------------------------------------
                                                   June 30,             June 30,
                                                     1999                 1998
                                              ------------------    -----------------
                                                      (Dollars in Thousands)
 Banking Platform                             $        28,503       $        31,518
 Home Equity Platform                                   2,039                   915
 Auto Platform                                          7,502                 8,561
 Commercial Platform                                    3,980                 3,912
                                              ------------------    -----------------
 Subtotal                                              42,024                44,906
 Indirect corporate overhead /1/                       10,011                12,066
                                              ------------------    -----------------
 Total                                        $        52,035       $        56,972
                                              ==================    =================

/1/ Amount represents indirect corporate expenses not specifically identifiable with, or allocable to, our business platforms.

     The following tables illustrate general and administrative expenses, excluding the special mention items as previously discussed, by platform, for the periods indicated:

                                                          ---------------------------------------
                                                              Three Months Ended (Unaudited)
                                                          ---------------------------------------
                                                               June 30,             June 30,
                                                                 1999                 1998
                                                          ------------------    -----------------
                                                                  (Dollars in Thousands)
 Banking Platform                                         $        14,226       $        14,489
 Home Equity Platform                                               1,013                   573
 Auto Platform                                                      3,499                 4,071
 Commercial Platform                                                2,060                 1,909
                                                           ------------------    -----------------
 Subtotal                                                          20,798                21,042
 Indirect corporate overhead /1/                                    4,702                 3,952
                                                          ------------------    -----------------
 Total                                                    $        25,500       $        24,994
                                                         ==================    =================

                                                          ---------------------------------------
                                                               Six Months Ended (Unaudited)
                                                          ---------------------------------------
                                                               June 30,             June 30,
                                                                 1999                 1998
                                                          ------------------    -----------------
                                                                  (Dollars in Thousands)
 Banking Platform                                         $        28,126       $        27,582
 Home Equity Platform                                               2,039                   915
 Auto Platform                                                      7,063                 7,836
 Commercial Platform                                                3,980                 3,912
                                                          ------------------    -----------------
 Subtotal                                                          41,208                40,245
 Indirect corporate overhead /1/                                    9,515                 9,127
                                                          ------------------    -----------------
 Total                                                    $        50,723       $        49,372
                                                          ==================    =================

/1/ Amount represents indirect corporate expenses not specifically identifiable with, or allocable to, our business platforms.

Banking Platform
----------------

     The decrease in the Banking Platform's general and administrative expenses, excluding special mention items, for the second quarter of 1999, as compared to the second quarter of 1998, was due to cost savings initiatives and efficiencies realized in connection with our January 2, 1998 acquisition of AFEH, partially offset by inflationary pressures. The increase in the Banking Platform's general and administrative expenses, excluding special mention items, for the first six months of 1999, as compared with the first six months of 1998, was primarily due to inflationary pressures, including our annual salary increases which were effective March 1, 1999, partially offset by cost savings initiatives and efficiencies.

Home Equity Platform
--------------------

     The increases in the Home Equity Platform's general and administrative expenses, excluding special mention items, as compared with the respective prior periods, were attributable to the increased cost associated with the significant increase in the Home Equity Platform's average loan balance during these periods.

Auto Platform
-------------

     The decreases in the Auto Platform's general and administrative expenses, excluding special mention items, as compared with the respective prior periods, were due to efficiencies realized from integrating the operations of this platform with the operations of our consolidated entity and from other restructuring and cost savings initiatives, partially offset by platform growth and inflationary pressures.

Commercial Platform
-------------------

     The slight increases in the Commercial Platform's general and administrative expenses, excluding special mention items, as compared with the respective prior periods, were due to platform growth and inflationary pressures, partially offset by efficiencies realized from integrating the operations of this platform with the operations of our consolidated entity and from other restructuring and cost savings initiatives.

Indirect Corporate Overhead
---------------------------

     The increases in indirect corporate overhead, excluding special mention items, as compared with the respective prior periods, were largely due to inflationary pressures and higher expenses within the bank holding company necessary to support our expanding business activities.

     The following tables illustrate the ratio of general and administrative expenses to average total assets, including securitized assets, on an annualized basis for the periods indicated:

                                                      ---------------------------------------
                                                          Three Months Ended (Unaudited)
                                                      ---------------------------------------
                                                           June 30,             June 30,
                                                             1999                 1998
                                                      ------------------    -----------------
                                                              (Dollars in Thousands)
 General and administrative expenses                  $      25,879         $      29,320

 Average total assets, including securitized assets   $   5,844,682         $   5,511,761
                                                      ------------------    -----------------

 Annualized general and administrative expenses to
    average total assets, including securitized assets         1.77%                 2.12%
                                                      ==================    =================

                                                      ---------------------------------------
                                                           Six Months Ended (Unaudited)
                                                      ---------------------------------------
                                                           June 30,             June 30,
                                                             1999                 1998
                                                      ------------------    -----------------
                                                              (Dollars in Thousands)
 General and administrative expenses                  $      52,035         $      56,972

 Average total assets, including securitized assets   $   5,758,327         $   5,521,066
                                                      ------------------    -----------------

 Annualized general and administrative expenses to
    average total assets, including securitized assets         1.81%                 2.06%
                                                      ==================    =================

     The decreases in the ratio of annualized general and administrative expenses to average total assets, including securitized assets, for the second quarter of 1999, as compared with the second quarter of 1998, and for the first six months of 1999, as compared with the first six months of 1998, were attributable to both lower general and administrative expenses and higher average total assets, including securitized assets.

     The following tables illustrate the ratio of general and administrative expenses to average interest-earning assets, including our auto-related operating leased assets and securitized assets, by platform, on an annualized basis for the periods indicated:

                                                         ---------------------------------------
                                                             Three Months Ended (Unaudited)
                                                         ---------------------------------------
                                                              June 30,             June 30,
                                                                1999                 1998
                                                         ------------------    -----------------
 Banking Platform                                              1.49%                 1.56%
 Home Equity Platform                                          0.63%                 0.66%
 Auto Platform                                                 1.43%                 3.34%
 Commercial Platform                                           7.02%                11.82%

                                                         ---------------------------------------
                                                              Six Months Ended (Unaudited)
                                                         ---------------------------------------
                                                              June 30,             June 30,
                                                                1999                 1998
                                                         ------------------    -----------------
 Banking Platform                                              1.50%                 1.46%
 Home Equity Platform                                          0.63%                 0.69%
 Auto Platform                                                 1.62%                 3.24%
 Commercial Platform                                           7.36%                13.30%

       The decrease in the ratio of annualized general and administrative expenses to average interest-earning assets for the Banking Platform for the second quarter of 1999, as compared with the second quarter of 1998, was due to lower general and administrative expenses partially offset by lower average interest-earning assets. The increase in the ratio for the Banking Platform for the first six months of 1999, as compared with the first six months of 1998, was due to lower average interest-earning assets partially offset by lower general and administrative expenses. The decreases in the ratios for the Home Equity Platform, as compared with the respective prior periods, were due to a combination of higher average interest-earning assets and a change in the composition of our home equity loan portfolio to an increased proportion of non high loan-to-value home equity loans originated through our branches and 100% insured high loan-to-value home equity loans, both of which have lower associated servicing costs. The decreases in the ratios for the Auto Platform, as compared with the respective prior periods, were a result of higher average interest-earning assets due to platform growth and lower general and administrative expenses. The decreases in the ratios for the Commercial Platform, as compared with respective prior periods, were due to higher average interest-earning assets resulting from platform growth, partially offset by slightly higher general and administrative expenses.

Efficiency Ratio
----------------

     Another measure that management uses to monitor our level of general and administrative expenses is the efficiency ratio. The efficiency ratio is calculated by dividing the amount of general and administrative expenses by operating revenues, defined as net interest income, as adjusted to include expenses associated with the Capital Securities, loan fees and charges, the excess of our leasing-related rental income over leasing-related depreciation expense, and other noninterest income, excluding securities gains and losses. This ratio reflects the level of general and administrative expenses required to generate $1 of operating revenue.

     The following tables illustrate the efficiency ratio for the periods indicated:

                                                         ---------------------------------------
                                                             Three Months Ended (Unaudited)
                                                         ---------------------------------------
                                                              June 30,             June 30,
                                                                1999                 1998
                                                         ------------------    -----------------
                                                                 (Dollars in Thousands)
 General and administrative expenses                     $      25,879         $      29,230

 Operating revenues, as defined                          $      50,705         $      43,558
                                                         ------------------    -----------------
 Efficiency ratio                                               51.0%                 67.1%
                                                         ==================    =================

                                                         ---------------------------------------
                                                              Six Months Ended (Unaudited)
                                                         ---------------------------------------
                                                              June 30,             June 30,
                                                                1999                 1998
                                                         ------------------    -----------------
                                                                 (Dollars in Thousands)
 General and administrative expenses                     $      52,035         $      56,972

 Operating revenues, as defined                          $      99,412         $      84,572
                                                         ------------------    -----------------
 Efficiency ratio                                               52.3%                 67.4%
                                                         ==================    =================

     The improvement in the efficiency ratio for the second quarter of 1999, as compared with the second quarter of 1998, and for the first six months of 1999, as compared with the first six months of 1998, was due to higher net interest income, higher net leasing-related rental income, higher noninterest income, including the previously mentioned $1.1 million state tax refund recognized during the first quarter of 1999, and lower general and administrative expenses, partially offset by expenses associated with the Capital Securities issued on December 21, 1998.

Leasing Expenses

     Leasing expenses represent expenses related to our auto leasing activities which began in April 1998. Because the leases are accounted for as operating leases, the corresponding assets are capitalized and depreciated down to their estimated residual values over their lease terms. This depreciation expense is included in leasing expenses, along with the amortization of capitalized initial direct lease costs. Leasing expenses were $8.9 million for the second quarter of 1999 as compared $708,000 for the second quarter of 1998. Leasing expenses for the first six months of 1999 were $15.6 million as compared with $708,000 for the first six months of 1998.

Capital Securities

     On December 21, 1998, we issued $90 million in Capital Securities through Bay View Capital I, a business trust formed to issue the securities. The Capital Securities, which were sold in an underwritten public offering, pay quarterly cumulative cash distributions at an annual rate of 9.76% of the liquidation value of $25 per share. Dividend expense on the Capital Securities was $2.2 million for the second quarter of 1999 and $4.5 million for the first six months of 1999.

Real Estate Owned Operations and Net Losses (Recoveries) on Real Estate

     The net income related to our real estate owned operations, including net losses (recoveries) on real estate, for the second quarter of 1999 was $57,000 as compared with $199,000 for the second quarter of 1998. Net income related to our real estate owned operations, including net losses (recoveries) on real estate, was $23,000 for the first six months of 1999 as compared with $186,000 for the first six months of 1998.

Amortization of Intangible Assets

     Amortization expense related to intangible assets was $2.9 million for the second quarters of 1999 and 1998. Amortization expense related to intangible assets for the first six months of 1999 was $5.8 million as compared with $5.6 million for the first six months of 1998. The slight increase in amortization expense for the first six months of 1999, as compared with the first six months of 1998, was due to the effect of various purchase accounting adjustments, primarily related to tax items, made throughout 1998 that increased the level of goodwill generated from our January 2, 1998 acquisition of AFEH.

Income Tax Expense

     Income tax expense was $6.6 million for the second quarter of 1999 as compared with $4.9 million for the second quarter of 1998. Income tax expense was $12.9 million for the first six months of 1999 as compared with $9.9 million for the first six months of 1998. Our effective tax rate was 46.9% for the second quarter of 1999 as compared with 48.5% for the second quarter of 1998. Our effective tax rate for the first six months of 1999 was 46.9% as compared with 48.9% for the first six months of 1998. The decreases in the effective tax rates, as compared with the respective prior periods, were primarily due to decreases in the impact of nondeductible goodwill amortization resulting from higher levels of pre-tax income.

                         Non-GAAP Performance Measures

     The following measures of earnings excluding amortization of intangible assets, normalized net interest income and normalized net interest margin, and their corresponding ratios, are not measures of performance in accordance with GAAP. These measures should not be considered alternatives to net income, net interest income and net interest margin as indicators of our operating performance. These measures are included because we believe they are useful tools to assist you in assessing our performance and trends. These measures may not be comparable to similarly titled measures reported by other companies.

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

     The purchase and the pooling-of-interests methods of accounting are not alternatives for accounting for acquisitions. Instead, generally accepted accounting principles prescribe which method must be applied depending upon the characteristics of the underlying acquisition. Our acquisitions of Bay View Credit, Bay View Commercial Finance Group, Ultra Funding, Inc., and EurekaBank were all accounted for under the purchase method of accounting.

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

      The following tables illustrate the reconciliation of net income to earnings excluding amortization of intangible assets, and the corresponding annualized performance return measures, for the periods indicated:

                                                       --------------------------------------------------
                                                                Three Months Ended (Unaudited)
                                                       --------------------------------------------------
                                                             June 30,                    June 30,
                                                               1999                        1998
                                                       ---------------------       ----------------------
                                                                 (Dollars in Thousands, except
                                                                      per share amounts)
Net income /1/                                         $         7,536             $         5,234
Amortization of intangible assets, net of tax                    2,513                       2,474
                                                       ---------------------       ----------------------
Earnings excluding amortization                        $        10,049             $         7,708
                                                       =====================       ======================

Earnings per diluted share                             $          0.40              $         0.25
                                                       =====================       ======================
Earnings excluding amortization per diluted share      $          0.53              $         0.37
                                                       =====================       ======================

Return on average assets /2/                                      0.52%                       0.39%
                                                       =====================       ======================
Return on average equity /2/                                      7.95%                       5.35%
                                                       =====================       ======================

Earnings excluding amortization - return on  average
  assets /3/                                                      0.69%                       0.57%
                                                       =====================       ======================
Earnings excluding amortization - return on  average
  equity /3/                                                     10.60%                       7.88%
                                                       =====================       ======================

Earnings excluding amortization - return on  average
  tangible assets /4/                                             0.71%                       0.59%
                                                       =====================       ======================
Earnings excluding amortization - return on  average
  tangible equity /4/                                            16.13%                      12.21%
                                                       =====================       ======================

                                                       --------------------------------------------------
                                                                 Six Months Ended (Unaudited)
                                                       --------------------- ----- ----------------------
                                                             June 30,                     June 30
                                                               1999                        1998
                                                       ---------------------       ----------------------
                                                       (Amounts in thousands, except per share amounts)
Net income /1/                                         $        14,669             $        10,294
Amortization of intangible assets, net of tax                    5,024                       4,877
                                                       ---------------------       ======================
Earnings excluding amortization                        $        19,693             $        15,171
                                                       =====================       ======================

Earnings per diluted share                             $          0.77              $         0.50
                                                       =====================       ======================
Earnings excluding amortization per diluted share      $          1.03              $         0.73
                                                       =====================       ======================

Return on average assets /2/                                      0.52%                       0.38%
                                                       =====================       ======================
Return on average equity /2/                                      7.73%                       5.29%
                                                       =====================       ======================

Earnings excluding amortization - return on  average
  assets /3/                                                      0.69%                       0.56%
                                                       =====================       ======================
Earnings excluding amortization - return on  average
  equity /3/                                                     10.37%                       7.80%
                                                       =====================       ======================

Earnings excluding amortization - return on  average
  tangible assets /4/                                             0.71%                       0.58%
                                                       =====================       ======================
Earnings excluding amortization - return on  average
  tangible equity /4/                                            15.86%                      12.17%
                                                       =====================       ======================

/1/ Net income for the periods indicated includes certain special mention items, as discussed above.
/2/ Return on average assets is defined as net income divided by average assets. Return on average equity is defined as net income divided by average equity.
/3/ Earnings excluding amortization - return on average assets is defined as earnings excluding amortization of intangible assets divided by average assets. Earnings excluding amortization - return on average equity is defined as earnings excluding amortization of intangible assets divided by average equity.
/4/ Earnings excluding amortization - return on average tangible assets is defined as earnings excluding amortization of intangible assets divided by average tangible assets. Earnings excluding amortization - return on average tangible equity is defined as earnings excluding amortization of intangible assets divided by average tangible equity. Average tangible assets are defined as average assets less average intangible assets. Average tangible equity is defined as average equity less average intangible assets.

NORMALIZED NET INTEREST INCOME AND NET INTEREST MARGIN

     Normalized net interest income and net interest margin include net rental income from our auto leasing activities (that is, the excess of rental income over depreciation expense on auto-related leased assets), which are principally funded by our deposits, and also include expenses related to our Capital Securities. Because our auto leases are accounted for as operating leases, the rental income is reflected as noninterest income and the related expenses, including depreciation expense, are reflected as noninterest expenses, in accordance with GAAP. The expenses related to our Capital Securities are reflected as noninterest expenses, also in accordance with GAAP.

      Normalized net interest income for the second quarter of 1999 was $45.7 million as compared with $38.8 million for the second quarter of 1998. Normalized net interest income for the first six months of 1999 was $88.1 million as compared with $75.7 million for the first six months of 1998. Normalized net interest margin for the second quarter of 1999 was 3.31% as compared with 3.07% for the second quarter of 1998. Normalized net interest margin for the first six months of 1999 was 3.23% as compared with 2.99% for the first six months of 1998.

      The following tables illustrate normalized net interest income and net interest margin, by platform, for the periods indicated:

                             -------------------------------------------------------------------
                                               Three Months Ended (Unaudited)
                             -------------------------------------------------------------------
                                      June 30, 1999                       June 30, 1998
                             --------------------------------    -------------------------------
                               Normalized       Normalized        Normalized        Normalized
                                  Net              Net                Net              Net
                                Interest         Interest          Interest          Interest
                                 Income           Margin            Income            Margin
                             --------------    --------------    -------------    --------------
                                                    (Dollars in Thousands)
Banking Platform             $   22,528              2.38%       $   24,011             2.29%
Home Equity Platform              8,286              5.16             4,611             5.28
Auto Platform /1/                11,330              4.87             7,551             6.73
Commercial Platform               3,539             12.22             2,601            16.15
                             --------------    --------------    -------------    --------------
Total                        $   45,683              3.31%       $   38,774             3.07%
                             ==============    ==============    =============    ==============
                             -------------------------------------------------------------------
                                                Six Months Ended (Unaudited)
                             -------------------------------------------------------------------
                                      June 30, 1999                       June 30, 1998
                             --------------------------------    -------------------------------
                               Normalized        Normalized       Normalized        Normalized
                                  Net                Net              Net              Net
                                Interest          Interest         Interest          Interest
                                 Income            Margin           Income            Margin
                             --------------    --------------    -------------    --------------
                                                   (Dollars in Thousands)
Banking Platform             $   44,198              2.33%       $   49,588            2.27%
Home Equity Platform             16,086              5.00             7,129            5.37
Auto Platform /1/                21,293              4.93            13,904            6.99
Commercial Platform               6,547             12.22             5,087           17.44
                             --------------    --------------    -------------    --------------
   Total                     $   88,124              3.23%       $   75,708            2.99%
                             ==============    ==============    =============    ==============

/1/ The Auto Platform commenced its leasing activities effective April 1, 1998. The Auto Platform's margin does not reflect the tax benefit associated with its leasing activities (that is, the losses generated for income tax purposes during the early lease periods).

      The increases in normalized net interest income and net interest margin, as compared with the respective prior periods, were largely attributable to higher net rental income from our auto leasing activities, the declines in our funding costs, and increases in average interest-earning assets, partially offset by growth in our auto leases, which generate yields that are lower at the inception of the lease and then increase over the term of the lease, combined with the impact of the Capital Securities issued on December 21, 1998.

     The following table illustrates interest-earning assets, including our auto-related operating leased assets, by platform, as of the dates indicated:

                                               ------------------------------------
                                                           (Unaudited)
                                               ---------------- -- ----------------
                                                     At                  At
                                                  June 30,          December 31,
                                                    1999                1998
                                               ----------------    ----------------
                                                     (Dollars in Thousands)
Banking Platform                               $     3,858,406     $     3,816,993
Home Equity Platform                                   651,306             657,148
Auto Platform                                          998,864             753,581
Commercial Platform                                    124,821              94,888
                                               ----------------    ----------------
Total                                          $     5,633,397     $     5,322,610
                                               ================    ================

     The following tables illustrate average interest-earning assets, including our auto-related operating leased assets, by platform, for the periods indicated:

                                               -------------------------------------
                                                  Three Months Ended (Unaudited)
                                               -------------------------------------
                                                  June 30,             June 30,
                                                    1999                 1998
                                               ----------------    -----------------
                                                      (Dollars in Thousands)
Banking Platform                               $     3,814,044     $     4,177,742
Home Equity Platform                                   648,230             349,074
Auto Platform                                          921,836             449,657
Commercial Platform                                    117,408              64,578
                                               ----------------    -----------------
Total                                          $     5,501,518     $     5,041,051
                                               ================    =================

                                               ------------------------------------
                                                   Six Months Ended (Unaudited)
                                               ------------------------------------
                                                  June 30,             June 30,
                                                    1999                 1998
                                               ----------------    ----------------
                                                      (Dollars in Thousands)
Banking Platform                               $     3,804,811     $     4,309,954
Home Equity Platform                                   649,025             264,951
Auto Platform                                          861,912             400,419
Commercial Platform                                    108,187              58,809
                                               ----------------    ----------------
Total average interest-earning assets          $     5,423,935     $     5,034,133
                                               ================    ================

                            Balance Sheet Analysis

     Our total assets were $5.9 billion at June 30, 1999 as compared with $5.6 billion at December 31, 1998. The increase in total assets was largely due to loan and lease originations and purchases of approximately $1.2 billion during the first six months of 1999 exceeding prepayments on loans and mortgage-backed securities of approximately $804 million during this same period. Loan purchases for the first six months of 1999 included approximately $515 million in franchise loans purchased from FMAC in connection with our pending acquisition of FMAC.

SECURITIES

     We maintain a portfolio of mortgage-backed securities, including securities issued by Freddie Mac, Fannie Mae and the Government National Mortgage Association and senior tranches of collateralized mortgage obligations.

     The following table illustrates our securities portfolio as of the dates indicated:

                                        -----------------------------------------------------------------------------
                                                                        (Unaudited)
                                        -----------------------------------------------------------------------------
                                                  June 30, 1999                           December 31, 1998
                                        -----------------------------------      ------------------------------------
                                          Amortized             Fair                Amortized             Fair
                                             Cost               Value                 Cost                Value
                                        ---------------    ----------------      ----------------    ----------------
                                                                   (Dollars in thousands)
Available-for-sale
------------------
Investment securities                   $      5,107       $       4,828         $         5,544     $         5,319
                                        ---------------    ----------------      ----------------    ----------------
Mortgage-backed securities:
   Issued by Freddie Mac, Fannie Mae
    and the Government National
    Mortgage Association                      11,462              11,383                  13,257              13,143
   Collateralized mortgage
    obligations                                  383                 383                     473                 473
                                        ---------------    ----------------      ----------------    ----------------
                                              11,845              11,766                  13,730              13,616
                                        ---------------    ----------------      ----------------    ----------------
Held-to-maturity
----------------
Mortgage-backed securities:
   Issued by Freddie Mac, Fannie Mae
    and the Government National
    Mortgage Association                     413,419             408,901                 403,512             402,740
   Issued by other financial
    intermediaries                            28,709              28,802                  41,759              42,349
   Collateralized mortgage
    obligations                              160,251             153,375                 176,502             176,283
                                        ---------------    ----------------      ----------------    ----------------
                                             602,379             591,078                 621,773             621,372
                                        ---------------    ----------------      ----------------    ----------------

                                        $    619,331       $     607,672         $       641,047     $       640,307
                                        ===============    ================      ================    ================

     We purchased $75 million in mortgage-backed securities issued by the Government National Mortgage Association during the second quarter of 1999. There were no purchases of mortgage-backed securities during the first quarter of 1999 or during the first six months of 1998. There were no sales of mortgage-backed securities during the first six months of 1999. We sold $9.4 million and $22.9 million in mortgage-backed securities from our available-for sale portfolio during the first and second quarters of 1998, respectively, consistent with our interest rate risk management strategies. The decrease in mortgage-backed securities at June 30, 1999, as compared with December 31, 1998, was primarily due to prepayments partially offset by the purchase of $75 million in mortgage-backed securities.

     Mortgage-backed securities pose risks not associated with fixed maturity bonds, primarily related to the ability of the borrower to prepay the underlying loan with our without penalty. This risk,known as prepayment risk, may cause the mortgage-backed securities to remain outstanding for a period of time different than that assumed at the time of purchase. When interest rates decline, prepayments generally tend to increase, causing the average expected remaining maturity of the mortgage-backed securities to decline. Conversely, if interest rates rise, prepayments tend to decrease, lengthening the average expected remaining maturity of the mortgage-backed securities.

LOANS AND LEASES

     The following table illustrates our loan and lease portfolio as of the dates indicated:

                                                               ------------------------------------------------
                                                                                 (Unaudited)
                                                               ------------------------------------------------
                                                                     June 30,                December 31,
                                                                       1999                      1998
                                                               ----------------------    ----------------------
                                                                              (Dollars in thousands)
Banking Platform:
   Mortgage loans
     Single-family                                             $          1,185,048      $        1,515,413
     Multi-family                                                           990,290               1,015,980
     Commercial real estate                                                 325,342                 338,220
                                                               ----------------------    ----------------------
   Total mortgage loans                                                   2,500,680               2,869,613
   Franchise loans                                                          487,112                       -
   Asset-based commercial participation loans                                54,113                   7,042
   Other                                                                     27,574                  50,319
                                                               ----------------------    ----------------------
Total Banking Platform                                                    3,069,479               2,926,974
Home Equity Platform                                                        619,148                 622,797
Auto Platform                                                               638,838                 546,806
Commercial Platform                                                         124,821                  94,888
                                                               ----------------------    ----------------------
Total loans and leases, gross                                             4,452,286               4,191,465
Premiums and discounts and deferred fees and costs                           65,754                  45,209
Allowance for losses on loans and leases                                    (44,453)                (45,405)
                                                               ----------------------    ----------------------
Total loans and leases, net                                    $          4,473,587      $        4,191,269
                                                               ======================    ======================

     During the second quarter of 1999, $514 million in multi-family loans indexed to COFI were transferred from loans and leases held-for-investment to loans and leases held-for-sale in anticipation of our sale of these loans during the third quarter of 1999. Approximately $450 million of these loans were subsequently sold in July 1999. This sale, which was consistent with the funding assumptions previously announced related to our pending acquisition of FMAC, significantly reduces both our northern California geographic concentration risk and our interest rate risk exposure related to COFI-indexed assets.

     Management's strategy is to supplement our loan and lease production with purchases of high-quality consumer and commercial loans and leases with higher risk-adjusted yields relative to mortgage-based assets. Our loan and lease production for the first six months of 1999 was consistent with our strategy of focusing on generating high-quality consumer and commercial assets combined with generating high-quality assets within the Banking Platform (for example, multi-family and commercial mortgage and business loans). Loan purchases for the first six months of 1999 included $515 million in FMAC franchise loans. The following tables illustrate loans and leases originated and purchased, including auto-related operating leased assets, for the periods indicated:

                                                             --------------------------------------------------
                                                                       Three Months Ended (Unaudited)
                                                             --------------------------------------------------
                                                                     June 30,                  June 30,
                                                                       1999                      1998
                                                             ------------------------  ------------------------
                                                                             (Dollars in thousands)
Loan and Lease Originations:
   Real estate                                                 $           61,937        $             45,593
   Home equity                                                             19,299                      12,683
   Motor vehicle                                                          181,330                     145,815
   Commercial                                                              37,332                      19,507
   Other                                                                    5,248                       6,302
                                                             ------------------------  ------------------------
Total Originations                                                        305,146                     229,900
                                                             ------------------------  ------------------------

Loan Purchases:
   Real estate                                                              1,141                     405,919
   Home equity                                                             33,273                     160,526
   Motor vehicle                                                           39,451                      20,760
   FMAC franchise loans                                                   185,219                           -
                                                             ------------------------  ------------------------
Total Purchases                                                           259,084                     587,205
                                                             ------------------------  ------------------------

Total                                                          $          564,230        $            817,105
                                                             ========================  ========================

                                                             ---------------------------------------------------
                                                                        Six Months Ended (Unaudited)
                                                             ---------------------------------------------------
                                                                    June 30,                   June 30,
                                                                      1999                        1998
                                                             ------------------------   -------------------------
                                                                             (Dollars in thousands)
Loan and Lease Originations:
   Real estate                                               $            110,583       $            72,326
   Home equity                                                             28,508                    17,826
   Motor vehicle                                                          344,001                   245,691
   Commercial                                                              80,508                    28,565
   Other                                                                    9,756                     7,915
                                                             ------------------------   -------------------------
     Total Originations                                                   573,356                   372,323
                                                             ------------------------   -------------------------

Loan Purchases:
   Real estate                                                              9,853                   410,414
   Home equity                                                             51,168                   293,433
   Motor vehicle                                                           51,607                    38,747
   FMAC franchise loans                                                   514,742                         -
                                                             ------------------------   -------------------------
     Total Purchases                                                      627,370                   742,594
                                                             ------------------------   -------------------------

Total                                                        $          1,200,726       $         1,114,917
                                                             ========================   =========================

Credit Quality

     We define nonperforming assets as nonaccrual loans, real estate owned and other repossessed assets. We define nonaccrual loans as loans 90 days or more delinquent as to principal and interest payments (unless the principal and interest are well secured and in the process of collection) and loans less than 90 days delinquent designated as nonperforming when we determine that the full collection of principal and/or interest is doubtful. Troubled debt restructurings are defined as loans that have been modified (due to borrower financial difficulties) to allow a stated interest rate and/or a monthly payment lower than those prevailing in the market.

     Overall credit quality has continued to improve as evidenced by the nonperforming assets and delinquency trends presented below. The following table illustrates our nonperforming assets:

                                                      -------------------------------------
                                                                  (Unaudited)
                                                      -------------------------------------
                                                          June 30,          December 31,
                                                            1999                1998
                                                      ------------------  -----------------
                                                             (Dollars in thousands)
Nonaccrual loans and leases                           $      12,019       $      14,700
Real estate owned                                             1,548               2,666
Other repossessed assets                                      1,502                 654
                                                      ------------------  -----------------
Nonperforming assets                                         15,069              18,020
Troubled debt restructurings                                    769                 777
                                                      ------------------  -----------------
Total                                                 $      15,838       $      18,797
                                                      ==================  =================


     The following table illustrates, by platform, nonperforming assets and nonperforming assets as a percentage of total assets, excluding loans held-for-sale:

                                               ---------------------------------------------------------
                                                                 Nonperforming Assets
                                                  As A Percentage Of Consolidated Assets (Unaudited)
                                               ---------------------------------------------------------
                                                     June 30, 1999               December 31, 1998
                                               --------------------------    ---------------------------
                                                                (Dollars in thousands)
Banking Platform                               $  10,785          0.20%       $  15,293        0.27%
Home Equity Platform                               2,573          0.05            1,287        0.02
Auto Platform                                      1,126          0.02            1,090        0.02
Commercial Platform                                  585          0.01              350        0.01
                                               -----------    ------------    -----------    -----------
Total                                          $  15,069          0.28%       $  18,020        0.32%
                                               ===========    ============    ===========    ===========

     The following table illustrates, by platform, loans and leases delinquent 60 days or more as a percentage of gross loans and leases, excluding loans held-for-sale:

                                          --------------------------------------------------------
                                                Loans and Leases Delinquent 60 Days or More
                                                 as a Percentage of Gross Loans and Leases
                                                                 (Unaudited)
                                          --------------------------------------------------------
                                                June 30, 1999               December 31, 1998
                                          --------------------------    --------------------------
                                                          (Dollars in thousands)
Banking Platform                          $  11,573          0.30%      $  15,928          0.38%
Home Equity Platform                          6,383          0.16           4,048          0.09
Auto Platform                                 1,191          0.03           1,676          0.04
Commercial Platform                             585          0.01             350          0.01
                                          -----------    ------------   ------------    ----------
Total                                     $  19,732          0.50%      $  22,002          0.52%
                                          ===========    ============   ============    ==========


Allowance for Loan and Lease Losses

     Credit risk is defined as the possibility of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract. While we follow underwriting and credit monitoring procedures which we believe are appropriate in both growing and managing the loan and lease portfolio, in the event of nonperformance by these other parties, our potential exposure to credit losses could significantly affect our consolidated financial position and results of operations.

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

2. Reserves for groups of smaller-balance homogenous loans and leases that are collectively evaluated for impairment and for groups of performing larger-balance loans and leases which currently exhibit no identifiable weaknesses. The smaller-balance homogenous loans and leases generally consist of single-family mortgage loans and consumer loans, including auto loans, home equity loans and lines of credit and unsecured personal loans. The larger-balance loans and leases generally consist of commercial or income producing real estate loans and leases. These loans and leases have specific characteristics which indicate that it is probable that a loss has been incurred in a group of loans or leases with those similar characteristics. Reserves for these groups of loans and leases are determined based on a combination of factors including historical loss experience, asset concentrations, levels and trends of classified assets, and loan and lease delinquencies. Reserves for these groups of loans and leases also include an additional reserve for certain products introduced more recently by us, such as high loan-to-value home equity loans, where we do not have extensive historical data, other than industry experience, upon which to base our reserve levels. This additional reserve is intended to provide for those situations where our experience may be different than industry experience.

3. Unallocated Reserves. Management determines the unallocated portion of the allowance for loan and lease losses based on factors that are not necessarily associated with a specific credit, group of loans or leases or loan or lease category. These factors include, but are not limited to, management's evaluation of economic conditions in regions where we lend money, loan and lease concentrations, lending policies or underwriting procedures, and trends in delinquencies and nonperforming assets. The unallocated portion of the allowance for loan and lease losses reflects management's efforts to ensure that the overall allowance appropriately reflects the probable losses inherent in the loan and lease portfolio.

     The allowance for losses on loans and leases at June 30, 1999 was $44.5 million as compared with $45.4 million at December 31, 1998. The decrease in the allowance for losses on loans and leases was due to net charge-offs exceeding the provision for losses on loans and leases during the first six months of 1999.

     The following table illustrates the allowance for loan and lease losses as a percentage of nonperforming assets and gross loans and leases, excluding loans held-for-sale:

                                                              ---------------------------------------------------------
                                                                    Allowance for Losses on Loans and Leases as a
                                                                      Percentage of Specified Assets (Unaudited)
                                                              ---------------------------------------------------------
                                                                    June 30, 1999               December 31, 1998
                                                              ---------------------------------------------------------
                                                                                (Dollars in thousands)
                                                              ---------------------------------------------------------
                                                                 Assets        Percent         Assets         Percent
                                                              -------------    ---------    -------------    ----------
Nonperforming assets                                          $    15,069         295%      $     18,020        252%
Gross loans and leases, excluding loans held-for-sale         $ 3,937,892        1.13%      $  4,191,465       1.08%

     The following table illustrates the changes in the allowance for losses on loans and leases for the periods indicated:

                                           --------------------------------------------------------------
                                                                    (Unaudited)
                                           --------------------------------------------------------------
                                              Three Months           Six Months               Year
                                                 Ended                  Ended                Ended
                                                June 30,              June 30,            December 31,
                                                  1999                  1999                  1998
                                           -------------------    ------------------    -----------------
                                                              (Dollars in thousands)
Beginning balance                          $        44,147        $      45,405         $      38,458
Reserves related to acquisitions                         -                    -                11,374
Charge-offs:
  Real Estate and Other                               (194)                (588)               (2,480)
  Home Equity                                       (5,294)              (9,928)               (7,152)
  Auto                                              (1,727)              (3,997)               (8,604)
  Commercial                                          (456)                (560)                 (828)
                                           -------------------    ------------------    -----------------
                                                    (7,671)             (15,073)              (19,064)
Recoveries:
  Real Estate and Other                                175                  319                 2,290
  Home Equity                                          415                  602                   456
  Auto                                                 467                  969                 2,599
  Commercial                                           120                  120                   178
                                           -------------------    ------------------    -----------------
                                                     1,177                2,010                 5,523
Net charge-offs                                     (6,494)             (13,063)              (13,541)
Provision for loan and lease losses                  6,800               12,111                 9,114
                                           -------------------    ------------------    -----------------
Ending balance                             $        44,453        $      44,453         $      45,405
                                           ===================    ==================    =================
Net charge-offs to average loans and
   leases (annualized)                                0.59%                0.60%                 0.32%
                                           ===================    ==================    =================

DEPOSITS

     As a primary part of our business, we generate deposits for the purpose of funding loans, leases and securities. The following table illustrates deposits as of the dates indicated:

                                 --------------------------------------------------------------------------------------
                                                                      (Unaudited)
                                 --------------------------------------------------------------------------------------
                                               June 30, 1999                            December 31, 1998
                                 ------------------------------------------ -------------------------------------------
                                                  % Of          Weighted                        % Of        Weighted
                                                  Total         Average                         Total       Average
                                     Amount        Deposits       Rate          Amount        Deposits        Rate
                                 ---------------- ----------- ------------- ---------------  ------------ -------------
                                                                (Dollars in thousands)
Transaction accounts             $   1,759,996       52.6%        3.18%     $    1,627,275        49.8%       3.15%
Retail certificates of deposit       1,530,161       45.7         4.84           1,642,362        50.2        5.20
Brokered certificates of deposit        56,718        1.7         5.08                   -           -           -
                                 ================ =========== ============= ===============  ============ =============
Total                            $   3,346,875      100.0%        4.00%     $    3,269,637       100.0%       4.20%
                                 ================ =========== ============= ===============  ============ =============

Borrowings

     We utilize collateralized advances from the Federal Home Loan Bank of San Francisco and other borrowings, such as senior and subordinated debt, capital securities, and securities sold under agreements to repurchase (also known as reverse repurchase agreements), on a collateralized and noncollateralized basis, for various purposes including the funding of loans, leases and securities as well as to support the execution of our business strategies.

     The following table illustrates outstanding borrowings as of the dates indicated:

                                                   ----------------------------------------------------------
                                                                          (Unaudited)
                                                   ----------------------------------------------------------
                                                         June 30, 1999                December 31, 1998
                                                   ---------------------------    ---------------------------
                                                                    (Dollars in thousands)
Advances from the Federal Home Loan Bank of
   San Francisco                                   $               1,900,400      $               1,653,300
Securities sold under agreements to repurchase                        51,205                         25,302
Subordinated Notes, net                                               99,469                         99,437
Senior Debentures                                                          -                         50,000
Other borrowings                                                       4,190                          5,077
Capital Securities                                                    90,000                         90,000
                                                   ---------------------------    ---------------------------
Total                                              $               2,145,264      $               1,923,116
                                                   ===========================    ===========================

     Our $50 million 8.42% Senior Debentures matured on June 1, 1999. The higher borrowing level at June 30, 1999, as compared with December 31, 1998, was due to the growth in our assets during the first six months of 1999, including the purchase of FMAC franchise loans, in excess of our growth in deposits.

                                   Liquidity

     The objective of our liquidity management program is to ensure that funds are available in a timely manner to meet loan demand and depositors' needs, and to service other liabilities as they come due, without causing an undue amount of cost or risk, and without causing a disruption to normal operating conditions.

     We regularly assess the amount and likelihood of projected funding requirements through a review of factors such as historical deposit volatility and funding patterns, present and forecasted market and economic conditions, and existing and planned business activities. Our Asset and Liability Committee provides oversight to the liquidity management process and recommends policy guidelines, subject to Board of Directors approval, and courses of action to address our actual and projected liquidity needs.

     The ability to attract a stable, low-cost base of deposits is a significant source of liquidity. Other sources of liquidity available to us include short-term borrowings, which consist of advances from the Federal Home Loan Bank of San Francisco, reverse repurchase agreements and other short-term borrowing arrangements. Our liquidity requirements can also be met through the use of our portfolio of liquid assets. Liquid assets, as defined by us, include cash and cash equivalents in excess of the minimum levels necessary to carry out normal business operations, federal funds sold, commercial paper, and other short-term investments

                               Capital Resources

     Management seeks to maintain adequate capital to support anticipated asset growth and credit risks, and to ensure that the Bay View Capital Corporation and Bay View Bank are in compliance with all regulatory capital guidelines. The primary source of new capital during the second quarter of 1999 was the retention of earnings.

     On December 21, 1998, we issued $90 million in Capital Securities through Bay View Capital I. The Capital Securities, which were sold in an underwritten public offering, pay quarterly cumulative cash distributions at an annual rate of 9.76% of the liquidation value of $25 per share. We used $50 million of the proceeds to repay our 8.42% Senior Debentures upon their maturity in June 1999 and the remainder for general corporate purposes. The Capital Securities have the added benefit of qualifying as Tier 1 capital for regulatory purposes. The Capital Securities are presented as a separate line item in our consolidated balance sheet under the caption "Guaranteed Preferred Beneficial Interest in the Company's Junior Subordinated Debentures."

     Stockholders' equity totaled $381.1 million at June 30, 1999 as compared with $377.8 million at December 31, 1998. This increase was largely due to our earnings during the first six months of 1999, partially offset by dividends declared and common stock repurchased. Tangible stockholders' equity, which excludes intangible assets, was $252.5 million at June 30, 1999 as compared with $243.7 million at December 31, 1998. This increase was largely due to our earnings combined with the amortization of intangible assets, partially offset by dividends declared and common stock repurchased.

     The following table illustrates the reconciliation of our stockholders' equity to tangible stockholders' equity as of the dates indicated:

                                                             --------------------------------------
                                                                           (Unaudited)
                                                             --------------------------------------
                                                                    At                   At
                                                                 June 30,           December 31,
                                                                   1999                 1998
                                                             -----------------    -----------------
                                                                    (Dollars in thousands)
Stockholders' equity                                          $     381,054        $     377,811
Intangible assets                                                  (128,572)            (134,088)
                                                             -----------------    -----------------
Tangible stockholders' equity                                 $     252,482        $     243,723
                                                             =================    =================

Book value per share                                          $       20.40        $       19.77
                                                             =================    =================
Tangible book value per share                                 $       13.52        $       12.75
                                                             =================    =================

     The following table illustrates the changes in our tangible stockholders' equity for the periods indicated:

                                                               ------------------------------------
                                                                           (Unaudited)
                                                               ------------------------------------
                                                                Six Months              Year
                                                                  Ended                Ended
                                                                 June 30,           December 31,
                                                                   1999                 1998
                                                             -----------------    -----------------
                                                                    (Dollars in thousands)
Beginning tangible stockholders' equity                       $     243,723        $     144,120
Net income                                                           14,669               22,719
Acquisition of AFEH                                                       -              210,000
Intangible assets generated from acquisitions accounted
   for under the purchase method of accounting                            -             (115,734)
Amortization of intangible assets                                     5,787               11,372
Repurchase of common stock                                           (8,381)             (24,063)
Exercise of stock options                                               311                3,269
Cash dividends declared                                              (3,845)              (8,069)
Other                                                                   218                  109
                                                             -----------------    -----------------
Ending tangible stockholders' equity                          $     252,482        $     243,723
                                                             =================    =================


     Intangible assets generated from our acquisitions accounted for under the purchase method of accounting are deducted from stockholders' equity in the above calculation to arrive at tangible stockholders' equity. Conversely, the amortization of intangible assets increases tangible stockholders' equity as well as Bay View Capital Corporation's and Bay View Bank's Tier 1 regulatory capital.

     Bay View Bank is subject to various regulatory capital guidelines administered by the Office of the Comptroller of the Currency. Under these capital guidelines, the minimum total risk-based capital ratio and Tier 1 risk-based capital ratio requirements are 8.00% and 4.00%, respectively, of risk-weighted assets and certain off-balance sheet items. The minimum Tier 1 leverage ratio requirement is 4.00% of quarterly average assets, as adjusted.

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

     Bay View Bank's regulatory capital levels at June 30, 1999 exceeded both the minimum requirements as well as the requirements necessary to be considered well-capitalized as illustrated in the following table:

                             -----------------------------------------------------------------------------------------
                                                                   (Unaudited)
                             -----------------------------------------------------------------------------------------
                                                                    Minimum                     Well-capitalized
                                      Actual                      Requirement                     Requirement
                             -------------------------     ---------------------------     ---------------------------
                               Amount         Ratio          Amount          Ratio            Amount          Ratio
                             ------------    ---------     ------------    -----------     -------------    ----------
                                                              (Dollars in thousands)
Tier 1 Leverage              $  404,308         7.14%      $ 226,404          4.00%        $  283,006          5.00%
Tier 1 Risk-based            $  404,308         9.31%      $ 173,722          4.00%        $  260,583          6.00%
Total Risk-based             $  448,781        10.33%      $ 347,444          8.00%        $  434,305         10.00%

     Bay View Capital Corporation's regulatory capital levels at June 30, 1999 also exceeded both the Federal Reserve Board's minimum requirements as well as the requirements necessary to be considered well-capitalized by the Federal Reserve Board as illustrated in the following table:

                             -----------------------------------------------------------------------------------------
                                                                   (Unaudited)
                             -----------------------------------------------------------------------------------------
                                                                    Minimum                     Well-capitalized
                                      Actual                      Requirement                     Requirement
                             -------------------------     ---------------------------     ---------------------------
                               Amount         Ratio          Amount          Ratio           Amount           Ratio
                             ------------    ---------    -------------    -----------    --------------    ----------
                                                              (Dollars in thousands)
Tier 1 Leverage              $  325,723         5.76%     $  226,060          4.00%                -              -
Tier 1 Risk-based            $  325,723         7.37%     $  176,712          4.00%       $  265,068           6.00%
Total Risk-based             $  478,214        10.82%     $  353,424          8.00%       $  441,780          10.00%

                               Share Repurchases

     In August 1998, our Board of Directors authorized a total of $50 million in share repurchases. During the second quarter of 1999, we repurchased 155,000 shares at an average cost of $18.51 per share. Since August 1998, we have repurchased 1,656,500 shares at an average cost of $19.59. At June 30, 1999, we had approximately $17.6 million in remaining authorization available for future share repurchases. We intend to continue share repurchases prospectively, and to measure acquisition and other investment opportunities relative to the risk-free returns associated with share repurchases.

                            New York Stock Exchange

     Effective April 1, 1999, we changed the listing of our securities from Nasdaq to the New York Stock Exchange. Our securities commenced trading on the New York Stock Exchange under the ticker symbols: BVC for our common stock, BVS for our Capital Securities, and BVC 07 for our Subordinated Notes due August 2007. In addition to reducing volatility in our securities, the move to the New York Stock Exchange is expected to save our investors money through better trade execution resulting in lower transaction costs.

                                   Year 2000

General
-------

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, any of our computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000 which, in turn, could result in system failures or miscalculations causing disruptions in our operations and the operations of our suppliers and customers.

     The potential impact of Year 2000 compliance issues on the financial services industry could be material, as virtually every aspect of the industry and processing of transactions will be affected. Due to the size of the task facing the financial services industry and the interdependent nature of its transactions, we may be adversely affected by this problem, depending on whether we and the entities with which we do business address the issue successfully. The impact of Year 2000 issues on us will depend not only on corrective actions that we take, but also on the way in which Year 2000 issues are addressed by governmental agencies, businesses and other third parties that provide services or data to us, or receive services or data from us, or whose financial condition or operational capability is important to us.

     Financial institution regulators have continued to increase their focus upon Year 2000 compliance issues and have issued guidance concerning the responsibilities of an institution's senior management and directors. The Federal Financial Institutions Examination Council, an oversight authority for financial institutions, has issued several interagency statements on Year 2000 project management awareness. These statements require financial institutions to, among other things, examine the Year 2000 implications of their reliance on vendors and the potential impact of Year 2000 issues on their customers, suppliers and borrowers. These statements also require each federally regulated financial institution to survey its exposure, measure its risk and prepare a plan to address the Year 2000 issue. In addition, federal banking regulators have issued safety and soundness guidelines to be followed by insured depository institutions, such as Bay View Bank. The federal banking agencies have asserted that Year 2000 testing and certification is a key safety and soundness issue in conjunction with regulatory examinations and thus, that an institution's failure to appropriately address the Year 2000 issue could result in supervisory action, including a reduction of the institution's supervisory ratings, the denial of applications for approval of mergers or acquisitions or the imposition of civil monetary penalties.

Our State of Readiness
----------------------

     We rely upon third-party software vendors and data processing service providers for the majority of our electronic data processing and do not operate any proprietary programs which are critical to our operations. Thus, our focus is to monitor the progress of our primary software and data processing service providers toward resolving Year 2000 compliance issues and perform tests associated with our actual data in simulated processing of future-sensitive dates.

     Our Year 2000 compliance program has been divided into the following phases:

1.   Inventorying Year 2000 items;
2. Assessing the Year 2000 compliance of items determined to be material to us;
3. Upgrading or replacing material items that are determined not to be Year 2000 compliant and testing material items;
4.   Designing and implementing contingency and business continuation plans; and
5.   Assessing the status of third-party risks.

     In the first phase, we conducted a thorough evaluation of current information technology systems, software and embedded technologies, resulting in the identification of 16 mission critical systems that could be affected by Year 2000 issues. Non-information technology systems such as climate control systems, elevators and vault security equipment were also surveyed. This phase of the Year 2000 compliance program is substantially complete.

     In the second phase, results from the systems inventory were assessed to determine the Year 2000 impact and what actions were required to obtain Year 2000 compliance. For our internal systems, actions needed ranged from third-party vendor application upgrades to PC, server and network equipment replacement. Further, we surveyed information regarding Year 2000 readiness for our material third-party suppliers of information systems and services. This phase of the Year 2000 compliance program is substantially complete.

     The third phase includes the upgrading, replacement and/or refinement of systems and testing. The software conversion of our mission critical systems is substantially complete. Each of the upgrades or replacements, to the extent economically feasible, is tested to see how well it integrates with our overall data processing environment. Final "future-date" testing of system upgrades and replacements is substantially complete.

     The fourth phase relates to contingency plans. While we are reasonably certain that our internal Year 2000 compliance program will be successful, there could be other external operational issues regarding the Year 2000 process that may prevent us from successfully implementing our Year 2000 compliance program. If these other external operational issues occur and remain unresolved, we could be required to implement a contingency plan for Year 2000 compliance. Our Year 2000 contingency plans are substantially complete.

     The final phase, assessing external third-party risks, includes the process of identifying and prioritizing critical suppliers and customers at the direct interface level, as well as other material relationships with third parties, including various exchanges, clearing houses, other banks, telecommunication companies, and public utilities. This evaluation includes communicating with the third parties about their plans and progress in addressing Year 2000 issues. Detailed evaluations of the most critical third parties are continuing with follow-up reviews scheduled through the remainder of 1999.

     Our total costs associated with required modifications to become Year 2000 compliant are estimated at approximately $1.8 million, a portion of which has been, and will continue to be, a reallocation of internal resources and, therefore, does not represent incremental expense to us. The total amount of pre-tax costs incurred through June 30, 1999 related to the Year 2000 issue was approximately $1.1 million.

Risks
-----

     Failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect our results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting primarily from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, we are unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on our results of operations, liquidity and financial condition. Our Year 2000 compliance program will reduce levels of uncertainty about Year 2000 issues including questions as to the compliance and readiness of our material third-party providers. We believe that the implementation of new and/or upgraded business systems and completion of the Year 2000 compliance program has significantly reduced the possibility of significant interruptions to normal operations.

                      Impact of New Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative. We currently utilize interest rate exchange agreements to hedge cash flows associated with current and anticipated transactions. To the extent these interest rate exchange agreements qualify as a cash flow hedge under Statement No. 133, the effective portion of the derivative's gain or loss would be initially reported as a component of other comprehensive income (outside of earnings) and subsequently reclassified into earnings when the forecasted transaction affected earnings. Statement No. 133, as amended by Statement of Financial Accounting Standards No. 137, will be effective for the fiscal quarter beginning January 1, 2001. We are in the process of evaluating the impact that the adoption of Statement No. 133 will have on our consolidated financial condition, results of operations or cash flows.

     In October 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," which amends the disclosure requirements of Statement of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage Banking Activities." Statement No. 134 conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. Statement No. 134 was effective January 1, 1999 and had no material impact on our consolidated financial condition, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

                        Asset and Liability Management

     The objective of our asset and liability management activities is to improve earnings by adjusting the type and mix of assets and liabilities to effectively address changing conditions and risks. Through overall management of our balance sheet and by controlling various risks, we seek to optimize our financial returns within safe and sound parameters. Our operating strategies for attaining this objective include managing net interest margin through appropriate risk/return pricing of assets and liabilities, increasing transaction accounts as a percentage of interest-bearing liabilities and reducing our cost of funds, utilizing our strong capital position to boost our earnings power through the origination or purchase of quality assets with higher risk-adjusted yields, controlling noninterest expense, enhancing noninterest income, and utilizing improved information systems to facilitate the analysis of the profitability of business platforms. We also utilize interest rate exchange agreements and other hedging strategies to reduce our exposure to fluctuations in interest rates and perform internal analyses to measure, evaluate and monitor risk.

Interest Rate Risk

     A key objective of asset and liability management is to manage interest rate risk associated with changing asset and liability cash flows and market interest rate movements. Interest rate risk occurs when interest rate sensitive assets and liabilities do not reprice simultaneously and in equal volumes. Our Asset and Liability Committee provides oversight to our interest rate risk management process and recommends policy guidelines regarding exposure to interest rates for approval by our Board of Directors. Adherence to these policies is monitored on an ongoing basis, and decisions related to the management of interest rate exposure are made when appropriate in accordance with our policies.

     Financial institutions are subject to interest rate risk to the degree that interest-bearing liabilities reprice or mature on a different basis and at different times than interest-earning assets. Our strategy has been to reduce the sensitivity of our earnings to interest rate fluctuations by more closely matching the effective maturities or repricing characteristics of our assets and liabilities. Certain assets and liabilities, however, may react in different degrees to changes in market interest rates. Further, interest rates on certain types of assets and liabilities may fluctuate prior to changes in market interest rates, while rates on other types may lag behind. Additionally, certain assets, such as adjustable-rate mortgages, have features, including payment and rate caps, which restrict changes in their interest rates. We consider the anticipated effects of these factors when implementing our interest rate risk management objectives.

     We pursue both on- and off-balance sheet strategies that should, in the long run, mitigate our exposure to fluctuations in interest rates. We have initiated numerous actions over the past few years which have significantly reduced our exposure to fluctuations in interest rates. Our interest rate risk should continue to be reduced in the future as we continue to transition to less interest rate sensitive consumer and commercial assets, as we continue to increase transaction accounts and as we continue our efforts to match maturities on our Federal Home Loan Bank advances and other funding sources with the durations of our interest-earning assets.

Interest Rate Exchange Agreements (Swaps)

     We use interest rate exchange agreements (i.e., swaps) to reduce the interest rate risk related to certain assets and liabilities. Interest rate swaps involve the exchange of fixed-rate and floating-rate interest payment obligations without the exchange of the underlying notional amounts. We were a party to interest rate swaps with notional principal amounts of $258 million at June 30, 1999 and $366 million at December 31, 1998 which involve the receipt of floating interest rates (based on three-month LIBOR) and payment of fixed interest rates on the underlying notional amounts.

     Interest rate risk is the most significant market risk impacting us, however, other types of market risk also affect us in the normal course of our business activities. The impact on us resulting from other market risks is immaterial and no separate quantitative information related to such market risks is necessary. We do not maintain a portfolio of trading securities and do not intend to engage in such activities in the foreseeable future.

Interest Rate Sensitivity

     Our monitoring activities related to managing interest rate risk include both interest rate sensitivity "gap" analysis and the use of a simulation model. While traditional gap analysis provides a simple picture of the interest rate risk embedded in the balance sheet, it provides only a static view of interest rate sensitivity at a specific point in time and does not measure the potential volatility in forecasted results relating to changes in market interest rates over time. Accordingly, we combines the use of gap analysis with the use of a simulation model which provides a dynamic assessment of interest rate sensitivity.

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

      The following table illustrates our combined asset and liability repricing as of June 30, 1999:


                                                                      ---------------------------------------------------------
                                                                                   Repricing Period (Unaudited)
                                                                      ---------------------------------------------------------
                                                                           Under             Between              Between
                                                                            One              One and             Three and
                                                                            Year            Three Years          Five Years
                                                                      -----------------   -----------------    ----------------
                                                                                        (Dollars in thousands)
Assets:
------
Cash and investments                                                   $     145,550       $        3,707       $           -
Mortgage-backed securities and loans and leases /1/                        2,928,965            1,397,102             446,477
                                                                      -----------------   -----------------    ----------------

Total interest rate sensitive assets                                   $   3,074,515       $    1,400,809       $     446,477
                                                                      =================   =================    ================

Liabilities
-----------
Deposits:
    Transaction accounts                                               $   1,759,996       $            -       $           -
    Certificates of deposit                                                1,251,122              320,990              13,107
Borrowings                                                                 1,053,487              443,859             324,910
                                                                      -----------------   -----------------    ----------------

Total interest rate sensitive liabilities                              $   4,064,605       $      764,849       $     338,017
                                                                      =================   =================    ================

Repricing gap-positive (negative) before impact of interest
rate swaps                                                             $    (990,090)      $      635,960       $     108,460

Impact of interest rate swaps                                                265,000             (150,000)            (25,000)
                                                                      -----------------   -----------------    ----------------
                                                                       $    (725,090)             485,960              83,460
                                                                      =================   =================    ================

Cumulative repricing gap-positive (negative)                           $    (725,090)      $     (239,130)      $    (155,670)
                                                                      =================   =================    ================
                                                                             Over
                                                                             Five
                                                                             Years                      Total
                                                                        ----------------           ---------------
Assets:
------
Cash and investments                                                      $     13,110              $     162,367
Mortgage-backed securities and loans and leases /1/                            698,486                  5,471,030
                                                                        ----------------           ---------------

Total interest rate sensitive assets                                      $    711,596              $   5,633,397
                                                                        ================           ===============

Liabilities
-----------
Deposits:                                                                 $          -              $   1,759,996
    Transaction accounts                                                         1,660                  1,586,879
    Certificates of deposit                                                    323,008                  2,145,264
Borrowings                                                              ----------------           ---------------

                                                                          $    324,668              $   5,492,139
Total interest rate sensitive liabilities                               ================           ===============


Repricing gap-positive (negative) before impact of interest rate swaps    $    386,928              $     141,528
                                                                                                   ===============
Impact of interest rate swaps                                                  (90,000)
                                                                        ----------------
                                                                               296,928
                                                                        ================

Cumulative repricing gap-positive (negative)                              $    141,258
                                                                        ================


/1/ Based on assumed annual prepayment and amortization rates which approximate our historical experience.

The simulation model discussed above also provides the Asset and Liability Committee with the ability to simulate our net interest income. In order to measure, as of June 30, 1999, the sensitivity of our forecasted net interest income to changing interest rates, both a rising and falling interest rate scenario were projected and compared to a base market interest rate forecast derived from the treasury yield curve. For the rising and falling interest rate scenarios, the base market interest rate forecast was increased or decreased, on an instantaneous and sustained basis, by 100 and 200 basis points. At June 30, 1999, our net interest income exposure related to these hypothetical changes in market interest rates was within our policy guidelines as illustrated in the following table:

                                       --------------------------------------------------------------------------------
                                                   Increase/(Decrease) in Net Interest Income (Unaudited)
                                       --------------------------------------------------------------------------------
Projected effect:                          -200 BP             -100 BP              +100 BP               +200 BP
                                       ----------------    -----------------    -----------------    ------------------
Net interest income without swaps      $      202,594      $      196,706       $      181,687       $      172,809
Net interest income with swaps         $      195,556      $      191,658       $      180,620       $      173,732
Impact of swaps                        $       (7,038)     $       (5,048)      $       (1,067)      $          924
% Increase (decrease) from base
  net interest income, with swaps                4.60%               2.52%               (3.39%)              (7.07%)
Policy guideline                               (15.00%)            (10.00%)             (10.00%)             (15.00%)

     The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, asset prepayments and deposit decay, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions we may undertake in response to changes in interest rates. Actual amounts may differ from those projections set forth above should market conditions vary from the underlying assumptions used.

PART II.  OTHER INFORMATION

       Item 1.  Legal Proceedings
                -----------------
                None

       Item 2.  Changes in Securities
                ---------------------
                None

       Item 3.  Defaults Upon Senior Securities
                -------------------------------
                None

       Item 4.  Submission of Matters to a Vote of Security Holders
                ---------------------------------------------------

                At the annual meeting of the Company's stockholders, held on May 27, 1999, the stockholders considered the following proposal:

                I.   The election of two directors of the Company.

                The following directors were re-elected:
                     George H. Krauss
                     John R. McKean

                The vote on the election of the directors at the annual meeting was as follows:

                                         For                 Withheld or Against

                George H. Krauss         18,177,751                      183,062
                John R. McKean           18,173,642                      187,171


       Item 5.  Other Information
                -----------------
                None

       Item 6.  Exhibits and Reports on Form 8-K
                --------------------------------

         a(i).  Computation of Ratios of Earnings to Fixed Charges (Exhibit 12)

         a(ii). Financial Data Schedule (Exhibit 27)

         b. The Registrant did not file any reports on Form 8-K during the three months ended June 30, 1999.

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


                                   BAY VIEW CAPITAL CORPORATION
                                   ----------------------------
                                   Registrant


DATE: August 16, 1999              BY:    /s/   David A. Heaberlin
                                         -------------------------
                                         David A. Heaberlin
                                         David A. Heaberlin
                                         Executive Vice President and
                                          Chief Financial Officer
                                         (Principal Financial Officer)


                                   BY:   /s/   Scott H. Ray
                                         -------------------
                                         Scott H. Ray
                                         Senior Vice President and Controller
                                         (Principal Accounting Officer)