Form 10-Q
period 1999-09-30
BAY VIEW CAPITAL CORP
filed 1999-11-12
CIK 840387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

OR

[__]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______to_____
Commission file number 001-14879

BAY VIEW CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3078031 (I.R.S. Employer Identification No.)

    1840 Gateway Drive, San Mateo, California 94404
    (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code (650) 312-7200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes    X   No____

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $.01 (Title of Class)	Outstanding at October 29, 1999 18,684,137 shares

FORM 10-Q
INDEX

BAY VIEW CAPITAL CORPORATION

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which describe our future plans, strategies and expectations. All forward-looking statements are based on assumptions and involve risks and uncertainties, many of which are beyond our control and which may cause our actual results, performance or achievements to differ materially from the results, performance or achievements that we anticipate. Factors that might affect forward-looking statements include, among other things:

  the demand for our products;
  actions taken by our competitors;
  tax rate changes, new tax laws and revised tax law interpretations;
  adverse changes occurring in securities markets;
  inflation and changes in prevailing interest rates that reduce our margins or the fair value of the financial instruments we hold;
  economic or business conditions, either nationally or in our market areas, that are worse than we expect;
  legislative or regulatory changes that adversely affect our business;
  our inability to identify suitable future acquisition candidates;
  the timing, impact and other uncertainties of our future acquisitions and our success or failure in the integration of their operations;
  our ability to enter new geographic and product markets successfully and capitalize on available growth opportunities;
  technological changes, including the year 2000 issue, that are more difficult or expensive than we expect;
  increases in delinquencies and defaults by our borrowers;
  increases in our provision for losses on loans and leases;
  increased costs or other difficulties relating to the acquisition of Franchise Mortgage Acceptance Company;
  our inability to sustain or improve the performance of our subsidiaries;
  our inability to achieve the financial goals in our strategic plans, including any financial goals related to both contemplated and consummated acquisitions;
  the outcome of lawsuits or regulatory disputes;
  credit and other risks of lending, leasing and investment activities; and
  our inability to use the net operating loss carryforwards we currently have.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	December 31,
	1999	1998
ASSETS	(Dollars in thousands)
Cash and cash equivalents:
Cash and due from depository institutions	$ 45,382	$ 37,296
Short-term investments	73,937	167,890

	119,319	205,186
Securities available-for-sale:
Investment securities	4,024	5,319
Mortgage-backed securities	11,002	13,616
Securities held-to-maturity:
Investment securities	9,997	-
Mortgage-backed securities	576,396	621,773
Loans and leases held-for-sale	56,730	-
Loans and leases held-for-investment, net of allowance for losses	4,414,117	4,191,269
Investment in operating leased assets, net	399,452	183,453
Investment in stock of the FHLB of San Francisco	81,929	90,878
Investment in stock of the Federal Reserve Bank	13,395	-
Real estate owned, net	1,639	2,666
Premises and equipment, net	21,852	24,727
Intangible assets	131,300	134,088
Other assets	104,852	123,257

Total assets	$5,946,004	$5,596,232

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Transaction accounts	$1,755,989	$1,627,275
Retail certificates of deposit	1,620,784	1,642,362
Brokered certificates of deposit	299,574	-

	3,676,347	3,269,637
Advances from the FHLB of San Francisco	1,461,700	1,653,300
Securities sold under agreements to repurchase	28,749	25,302
Other borrowings	119,122	5,077
Subordinated Notes, net	149,485	99,437
Senior Debentures	-	50,000
Other liabilities	31,949	25,668

Total liabilities	5,467,352	5,128,421

Guaranteed Preferred Beneficial Interest in the Company's Junior Subordinated Debentures ("Capital Securities ")	90,000	90,000
Stockholders' equity:
Serial preferred stock: Authorized, 7,000,000 shares; Outstanding, none	-	-
Common stock ($.01 par value): Authorized, 60,000,000 shares;
issued, 9/30/99-20,406,751 shares; 12/31/98- 20,376,251 shares; outstanding, 9/30/99- 18,684,137 shares; 12/31/98-19,113,637 shares	204	204
Additional paid-in capital	251,406	251,010
Retained earnings (substantially restricted)	173,6700	155,715
Treasury stock, at cost, 9/30/99-1,722,614 shares; 12/31/98-1,262,614 shares	(33,538)	(25,157)
Accumulated other comprehensive income:
Unrealized loss on securities available-for-sale, net of tax	(281)	(202)
Debt of Employee Stock Ownership Plan	(2,809)	(3,759)

Total stockholders' equity	388,652	377,811

Total liabilities and stockholders' equity	$5,946,004	$5,596,232

The accompanying notes are an integral part of these consolidated financial statements.

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,
	1999	1998
	(Amounts in thousands, except per share amounts)
Interest income:
Interest on loans and leases	$92,583	$91,531
Interest on mortgage-backed securities	9,573	10,054
Interest and dividends on investment securities	2,742	2,983

	104,898	104,568
Interest expense:
Interest on deposits	35,984	36,507
Interest on borrowings	23,629	25,270
Interest on Senior Debentures and Notes	2,995	3,527

	62,608	65,304

Net interest income	42,290	39,264
Provision for losses on loans and leases	7,000	2,754

Net interest income after provision for losses on loans and leases	35,290	36,510
Noninterest income:
Leasing income	16,556	3,637
Loan fees and charges	2,128	1,500
Account fees	1,783	1,806
Sales commissions	1,266	1,111
Gain on sale of loans and leases and securities, net	2,398	655
Other, net	124	287

	24,255	8,996
Noninterest expense:
General and administrative	26,769	30,246
Leasing expenses	11,313	2,459
Dividend expense on Capital Securities	2,233	-
Real estate owned operations, net	(83)	(27)
Net losses on real estate	-	19
Amortization of intangible assets	2,745	2,864

	42,977	35,561

Income before income tax expense	16,568	9,945
Income tax expense	7,534	4,920

Net income	$9,034	$5,025

Basic earnings per share	$ 0.48	$ 0.25

Diluted earnings per share	$ 0.48	$ 0.25

Average basic shares outstanding	18,749	20,095

Average diluted shares outstanding	18,865	20,335

Net income	$9,034	$5,025
Other comprehensive income, net of tax:
Unrealized loss on securities available-for-sale, net of tax benefit of $48 and $608 for the three months ended September 30, 1999 and 1998, respectively	(68)	(862)

Comprehensive income	$8,966	$4,163

The accompanying notes are an integral part of these consolidated financial statements

BAY VIEW CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
	Nine Months Ended September 30,
	1999	1998
	(Amounts in thousands, except per share amounts)
Interest income:
Interest on loans and leases	$270,615	$257,447
Interest on mortgage-backed securities	27,769	38,598
Interest and dividends on investment securities	9,251	7,935

	307,635	303,980
Interest expense:
Interest on deposits	103,061	115,105
Interest on borrowings	69,075	63,753
Interest on Senior Debentures and Notes	9,680	10,580

	181,816	189,438

Net interest income	125,819	114,542
Provision for losses on loans and leases	19,111	5,114

Net interest income after provision for losses on loans and leases	106,708	109,428

Noninterest income:
Leasing income	39,308	4,689
Loan fees and charges	5,912	4,938
Account fees	5,215	4,725
Sales commissions	3,747	2,965
Gain on sale of loans and leases and securities, net	2,379	1,067
Other, net	1,776	943

	58,337	19,327
Noninterest expense:
General and administrative	78,804	87,218
Leasing expenses	26,932	3,167
Dividend expense on Capital Securities	6,702	-
Real estate owned operations, net	(123)	(105)
Net losses (recoveries) on real estate	17	(89)
Amortization of intangible assets	8,532	8,475

	120,864	98,666

Income before income tax expense	44,181	30,089
Income tax expense	20,478	14,769

Net income	$23,703	$15,320

Basic earnings per share	$ 1.25	$ 0.76

Diluted earnings per share	$ 1.25	$ 0.74

Average basic shares outstanding	18,884	20,224

Average diluted shares outstanding	19,021	20,570

Net income	$23,703	$15,320
Other comprehensive income, net of tax:
Unrealized gain (loss) on securities available-for-sale, net of tax expense (benefit) of ($56) and $1 for the nine months ended September 30, 1999 and 1998, respectively	(79)	2

Comprehensive income	$23,624	$15,322

The accompanying notes are an integral part of these consolidated financial statements.

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Number of Shares Issued	Common Stock	Additional Paid-in Capital	Retained Earnings*	Treasury Stock	Unrealized Loss On Securities Available-for-Sale, Net of Tax	Debt of Employee Stock Ownership Plan	Total Stockholders' Equity
	(Amounts in thousands, except per share amounts)

Balance at December 31, 1997	15,126	$151	$ 103,052	$ 141,065	$(66,352)	$ (72)	$ (4,217)	$ 173,627

Issuance of common stock (AFEH acquisition):
From shares held in treasury	-	-	-	-	65,258	-	-	65,258
From authorized but unissued shares	5,087	51	144,691	-	-	-	-	144,742
Repurchase of common stock	-	-	-	-	(24,063)	-	-	(24,063)
Exercise of stock options, including tax benefits	163	2	3,267	-	-	-	-	3,269
Cash dividends declared ($0.40 per share)	-	-	-	(8,069)	-	-	-	(8,069)
Unrealized loss on securities available- for-sale, net of tax	-	-	-	-	-	(130)	-	(130)
Repayment of debt	-	-	-	-	-	-	458	458
Net income	-	-	-	22,719	-	-	-	22,719

Balance at December 31, 1998	20,376	$204	$251,010	$155,715	$(25,157)	$ (202)	$(3,759)	$377,811

Repurchase of common stock	-	-	-	-	(8,381)	-	-	(8,381)
Exercise of stock options, including tax benefits	31	-	396	-	-	-	-	396
Cash dividends declared ($0.30 per share)	-	-	-	(5,748)	-	-	-	(5,748)
Unrealized loss on securities available- for-sale, net of tax	-	-	-	-	-	(79)	-	(79)
Repayment of debt	-	-	-	-	-	-	950	950
Net income	-	-	-	23,703	-	-	-	23,703

Balance at September 30, 1999	20,407	$204	$251,406	$173,670	$(33,538)	$ (281)	$(2,809)	$388,652

* Substantially restricted

The accompanying notes are an integral part of these consolidated financial statements.

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	1999	1998
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,703	$15,320
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Amortization of intangible assets	8,532	8,475
Proceeds from sale of loans and leases held-for-sale	456,679	-
Provision for losses on loans and leases and real estate owned	19,128	5,025
Depreciation and amortization of premises and equipment	5,523	4,979
Depreciation and amortization of investment in operating leased assets	23,785	2,691
Amortization of premiums, net of discounts	18,159	9,936
Gain on sale of loans and leases and securities, net	(2,379)	(1,067)
Decrease (increase) in other assets	17,226	(20,498)
(Decrease) increase in other liabilities	7,179	(33,238)
Other, net	(5,421)	(3,248)

Net cash provided by (used in) operating activities	572,114	(11,625)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of a subsidiary, net of cash and cash equivalents received	-	82,129
Acquisition of deposits, net of premium paid	110,807	-
Net decrease in loans and leases resulting from principal payments, net of originations	32,068	434,764
Purchase of loans and leases, net	(1,040,266)	(985,454)
Purchase of investment securities	(9,997)	(1,956)
Purchase of mortgage-backed securities	(80,474)	(67,703)
Principal payments on mortgage-backed securities	125,866	223,411
Proceeds from the sale of mortgage-backed securities available-for-sale	-	234,080
Proceeds from the sale of investment securities available-for-sale	-	2,357
Proceeds from maturity or call of investment securities held-to-maturity	-	5,000
Proceeds from the sale of real estate owned	3,063	3,310
Additions to premises and equipment	(2,650)	(10,356)
(Increase) decrease in investment in stock of the FHLB of San Francisco	8,949	(4,227)
Increase in investment in stock of the Federal Reserve Bank	(13,395)	-

Net cash used in investing activities	(866,029)	(84,645)

The accompanying notes are an integral part of these consolidated financial statements.

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Unaudited)

	Nine Months Ended September 30,
	1999	1998
	(Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	$295,903	$(459,834)
Proceeds from advances from the FHLB of San Francisco	2,898,600	4,312,700
Repayment of advances from the FHLB of San Francisco	(3,090,200)	(3,814,490)
Proceeds from reverse repurchase agreements	218,001	352,511
Repayment of reverse repurchase agreements	(214,554)	(382,264)
Issuance of Subordinated Notes	50,000	-
Maturity of Senior Debentures	(50,000)	-
Net increase (decrease) in other borrowings	114,045	(10,941)
Repurchase of common stock	(8,381)	(15,462)
Proceeds from issuance of common stock	396	3,127
Dividends paid to stockholders	(5,762)	(6,043)

Net cash provided by (used in) financing activities	208,048	(20,696)

Net decrease in cash and cash equivalents	(85,867)	(116,966)
Cash and cash equivalents at beginning of period	205,186	231,822

Cash and cash equivalents at end of period	$119,319	$ 114,856

Cash paid for:
Interest	$187,346	$195,377
Income taxes	$-	$-

Supplemental non-cash investing and financing activities:
Loans transferred to real estate owned	$2,049	$4,203
Loans transferred from held-for-investment to held-for-sale	$510,730	$-

The acquisition of a subsidiary involved the following:
Common stock issued	$-	$210,000
Liabilities assumed	-	2,103,341
Fair value of assets acquired, other than cash and cash equivalents	-	(2,128,109)
Goodwill	-	(103,103)

Net cash and cash equivalents received	$-	$ 82,129

The accompanying notes are an integral part of these consolidated financial statements.

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Bay View Capital Corporation, a diversified financial services holding company incorporated in 1989 under the laws of the state of Delaware, and our wholly owned subsidiaries: Bay View Bank, N.A., a national bank (sometimes referred to as " Bay View Bank"); Bay View Securitization Corporation, a Delaware corporation; and Bay View Capital I, a Delaware business trust. Bay View Bank includes its wholly owned subsidiaries: Bay View Acceptance Corporation, a Nevada corporation; Bay View Commercial Finance Group, a California corporation; MoneyCare, Inc., a California corporation; and Bay View Auxiliary Corporation, a California corporation. Bay View Acceptance Corporation includes its wholly owned subsidiary, LFS-BV, Inc., a Nevada corporation. Bay View Credit and Ultra Funding, Inc., formerly wholly owned subsidiaries of Bay View Acceptance Corporation, were merged into Bay View Acceptance Corporation effective June 14, 1999 and as a result, the businesses of Bay View Credit and Ultra Funding, Inc. are now conducted by Bay View Acceptance Corporation directly. All significant intercompany accounts and transactions have been eliminated in consolidation.

Effective March 1, 1999, Bay View Capital Corporation contributed the capital stock of Bay View Commercial Finance Group to Bay View Bank in conjunction with the March 1, 1999 conversion of Bay View Bank from a federally chartered capital stock savings bank to a national bank. Bay View Commercial Finance Group was previously a wholly owned subsidiary of Bay View Capital Corporation.

The information provided in these interim financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of our financial condition as of September 30, 1999 and December 31, 1998, the results of our operations for the three- and nine-month periods ended September 30, 1999 and 1998, and our cash flows for the nine-month periods ended September 30, 1999 and 1998. These adjustments are of a normal, recurring nature unless otherwise disclosed in this Form 10-Q. As necessary, reclassifications have been made to prior period amounts to conform to the current period presentation. These reclassifications had no effect on our financial condition, results of operations or stockholders' equity. These interim financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all of the necessary information and footnotes for a presentation in conformity with generally accepted accounting principles.

The information included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" was written assuming that you have read or have access to our 1998 Annual Report on Form 10-K, as amended, which contains the latest audited consolidated financial statements and notes, along with Management's Discussion and Analysis of Financial Condition as of December 31, 1998 and 1997 and Results of Operations for the years ended December 31, 1998, 1997 and 1996. Accordingly, only certain changes in financial condition and results of operations are discussed in this Form 10-Q. Furthermore, the interim financial results for the three- and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
(Unaudited)

Note 2 - Earnings per Share

Statement of Financial Accounting Standards No. 128, " Measurement of Earnings Per Share," establishes standards for computing and reporting basic earnings per share and diluted earnings per share. Basic earnings per share is calculated by dividing net earnings for the period by the weighted-average common shares outstanding for that period. There is no adjustment to the number of outstanding shares for potential dilutive instruments, such as stock options. Diluted earnings per share takes into account the potential dilutive impact of such instruments and uses the average share price for the period in determining the number of incremental shares to add to the weighted-average number of shares outstanding.

   The following table illustrates the calculation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 1999	September 30, 1998	September 30, 1999	September 30, 1998
	(Amounts in thousands, except per share amounts)
Net earnings available to common stockholders	$9,034	$5,025	$23,703	$15,320
Weighted-average common shares outstanding	18,749	20,095	18,884	20,224
Add: Dilutive potential common shares	116	240	137	346

Diluted weighted-average common shares outstanding	18,865	20,335	19,021	20,570

Basic earnings per share	$0.48	$0.25	$1.25	$0.76

Diluted earnings per share	$0.48	$0.25	$1.25	$0.74

Note 3 - Stock Options

At September 30, 1999, Bay View Capital Corporation had five stock-based incentive plans: the "Amended and Restated 1986 Stock Option and Incentive Plan," the "Amended and Restated 1995 Stock Option and Incentive Plan," the " Amended and Restated 1989 Non-Employee Director Stock Option and Incentive Plan," the "1998-2000 Performance Stock Plan, " and the "1998 Non-Employee Director Stock Option and Incentive Plan."

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
(Unaudited)

The following table illustrates the stock options available for grant as of September 30, 1999:

	1986 Stock Option and Incentive Plan	1995 Stock Option and Incentive Plan	1989 Non- Employee Director Stock Option and Incentive Plan	1998-2000 Performance Stock Plan	1998 Non- Employee Director Stock Option and Incentive Plan
Shares reserved for issuance	1,759,430	2,000,000	550,000	400,000	200,000
Granted	(2,048,816)	(2,100,000)	(570,000)	(93,000)	(42,000)
Forfeited	290,574	300,299	20,000	-	-
Expired	(1,188)	-	-	-	-

Total available for grant	-	200,299	-	307,000	158,000

At September 30, 1999, we had outstanding options under the plans with expiration dates ranging from the years 2000 through 2009, as illustrated in the following table:

	Number of Option Shares	Exercise Price Range	Weighted-Average Price
Outstanding at December 31, 1998	2,145,700	$ 7.88 - 35.20	$ 21.55
Granted	337,000	18.17 - 19.53	18.95
Exercised	(30,500)	8.72 - 17.00	12.99
Forfeited	(140,700)	17.00 - 34.41	26.64

Outstanding at September 30, 1999	2,311,500	$ 7.88 - 35.20	$ 20.97

On October 14, 1999, our shareholders approved an additional 500,000 shares available for grant under the Amended and Restated 1995 Stock Option and Incentive Plan subject to the close of our acquisition of Franchise Mortgage Acceptance Corporation, sometimes referred to as FMAC, which occurred on November 1, 1999 (see Note 5).

Note 4 - Dividend Declaration

Bay View Capital Corporation declared a quarterly common stock cash dividend of $0.10 per common share on September 23, 1999, which was paid on October 22, 1999 to common stockholders of record as of October 8, 1999. The dividend, totaling approximately $2.0 million, was accrued as of September 30, 1999 and is reflected in the accompanying interim consolidated financial statements.

Note 5 - Acquisition of Franchise Mortgage Acceptance Company

On March 11, 1999, we signed a definitive merger agreement with southern California-based FMAC. The merger closed on November 1, 1999. Under the terms of the definitive agreement, as amended on August 25, 1999, we acquired all of the common stock of FMAC for consideration valued at approximately $275 million. Each share of FMAC common stock was exchanged for, at the election of the holder, either $9.80 in cash or 0.5444 shares stock. In total, the elections for cash were limited to

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
(Unaudited)

15% of the shares of FMAC common stock outstanding immediately prior to closing and the elections for our common stock were limited to 85% of the shares of FMAC common stock outstanding immediately prior to closing. Upon consummation of the merger, we contributed substantially all of FMAC's assets and liabilities to newly formed subsidiaries of Bay View Bank.

Note 6 - Segment and Related Information

We have four operating segments, referred to as business platforms. The platforms were determined primarily based upon the characteristics of the underlying interest-earning assets. Each platform is comprised of interest-earning assets with similar characteristics, including marketing and distribution channels, pricing, credit risk, and interest rate sensitivity. Our platforms are as follows:

A Banking Platform which is comprised of single-family, multi-family and commercial mortgage loans, mortgage-backed securities, retail and business deposit products and services, and asset-based commercial participation loans. The Banking Platform also includes franchise loans purchased during the first nine months of 1999 in connection with our acquisition of FMAC. The Banking Platform's revenues are substantially derived from customers in northern California.

A Home Equity Platform which is comprised of home equity loans and lines of credit. The Home Equity Platform's revenues are derived from customers throughout the United States.

An Auto Platform which is comprised of motor vehicle loans and leases. The Auto Platform's revenues are substantially derived from customers in California and the western United States.

A Commercial Platform which is comprised of asset-based lending (excluding asset-based commercial participation loans), factoring and commercial leasing activities. The Commercial Platform's revenues are derived from customers throughout the United States.

Each of our business platforms contributes to our overall profitability. We evaluate the performance of our segments based on contribution by platform. Contribution by platform is defined as each platform's net interest income and noninterest income less each platform's allocated provision for losses on loans and leases, direct general and administrative expenses, including certain direct expense allocations, and other noninterest expense, including the amortization of intangible assets.

In computing net interest income by platform, funding costs are allocated to each platform based on the duration of its interest-earning assets and auto-related operating leased assets and, specifically, by matching these assets with interest-bearing liabilities with similar durations. Accordingly, the Auto Platform's and the Commercial Platform's funding costs were determined based on our average cost of transaction accounts for the appropriate period. The Banking Platform's and the Home Equity Platform's funding costs were determined based on the average cost of our remaining funding sources, including the noninterest expense associated with our 9.76% Capital Securities issued on December 21, 1998.

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
(Unaudited)

All indirect general and administrative expenses not specifically identifiable with, or allocable to, our business platforms are included in indirect corporate overhead. Indirect corporate overhead includes both recurring items, such as our administrative and support functions, and certain special mention items, such as expenses associated with corporate-wide process and systems re-engineering projects and third-party Year 2000 compliance-related activities.

Our prior period platform results were revised to reflect an expanded number of business platforms and to reflect the methodology discussed above. We continue to enhance our cost allocation methodology and anticipate further enhancements during future periods. Intercompany revenues and expenses are eliminated in the measurement of platform contribution.

The following tables illustrate each platform's contribution for the periods indicated. The tables also illustrate the reconciliation of total contribution by platform to our consolidated net income for the periods indicated. Reconciling items generally include indirect corporate overhead and income tax expense.

	Three Months Ended September 30, 1999 (Unaudited)
	Banking	Home Equity	Auto	Commercial	Total
	(Dollars in thousands)

Net interest income (1)	$23,608	$8,320	$6,437	$3,925	$42,290
Provision for losses on loans and leases	-	(5,050)	(1,650)	(300)	(7,000)
Noninterest income (2)	7,014	21	16,828	392	24,255
Direct general and administrative expenses (1)	(14,702)	(1,071)	(3,258)	(2,102)	(21,133)
Leasing expenses (2)	-	-	(11,313)	-	(11,313)
Dividend expense on Capital Securities	(1,877)	(356)	-	-	(2,233)
Net income on real estate owned	83	-	-	-	83
Amortization of intangible assets	(2,055)	-	(340)	(350)	(2,745)

Contribution by platform	$12,071	$1,864	$6,704	$1,565	22,204

Indirect corporate overhead (1)					(5,636)
Income tax expense					(7,534)

Net income					$9,034

At September 30, 1999:
Interest-earning assets plus operating leased assets	$ 3,667,598	$ 737,132	$ 1,133,069	$ 148,526	$ 5,686,325

Noninterest-earning assets					259,679

Total assets					$ 5,946,004

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
(Unaudited)

	Three Months Ended September 30, 1998 (Unaudited)
	Banking	Home Equity	Auto	Commercial	Total
	(Dollars in thousands)

Net interest income	$21,923	$7,362	$7,232	$2,747	$39,264
Provision for losses on loans and leases	-	(925)	(1,829)	-	(2,754)
Noninterest income (2)	4,661	19	4,077	239	8,996
Direct general and administrative expenses (1)	(16,094)	(750)	(4,041)	(2,252)	(23,137)
Leasing expenses (2)	-	-	(2,459)	-	(2,459)
Net income on real estate owned	2	-	4	2	8
Amortization of intangible assets	(2,212)	-	(289)	(363)	(2,864)

Contribution by platform	$8,280	$5,706	$2,695	$373	17,054

Indirect corporate overhead (1)					(7,109)
Income tax expense					(4,920)

Net income					$5,025

At September 30, 1998:
Interest-earning assets plus operating leased assets	$ 3,886,015	$ 598,771	$ 663,222	$ 83,381	$ 5,231,389

Noninterest-earning assets					290,985

Total assets					$ 5,522,374

	Nine Months Ended September 30, 1999 (Unaudited)
	Banking	Home Equity	Auto	Commercial	Total
	(Dollars in thousands)

Net interest income (1)	$71,478	$25,021	$18,834	$10,486	$125,819
Provision for losses on loans and leases	-	(13,658)	(4,700)	(753)	(19,111)
Noninterest income (1) (2)	16,967	62	40,421	887	58,337
Direct general and administrative expenses (1)	(43,205)	(3,110)	(10,760)	(6,082)	(63,157)
Leasing expenses (2)	-	-	(26,932)	-	(26,932)
Dividend expense on Capital Securities	(5,687)	(1,015)	-	-	(6,702)
Net income on real estate owned	106	-	-	-	106
Amortization of intangible assets	(6,483)	-	(973)	(1,076)	(8,532)

Contribution by platform	$33,176	$7,300	$15,890	$3,462	59,828

Indirect corporate overhead (1)					(15,647)
Income tax expense					(20,478)

Net income					$23,703

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
(Unaudited)

	Nine Months Ended September 30, 1998 (Unaudited)
	Banking	Home Equity	Auto	Commercial	Total
	(Dollars in thousands)

Net interest income	$71,511	$14,491	$20,706	$7,834	$114,542
Provision for losses on loans and leases	-	(1,470)	(3,644)	-	(5,114)
Noninterest income (2)	12,192	198	6,385	552	19,327
Direct general and administrative expenses (1)	(47,612)	(1,665)	(12,602)	(6,164)	(68,043)
Leasing expenses (2)	-	-	(3,167)	-	(3,167)
Net income on real estate owned	88	-	4	102	194
Amortization of intangible assets	(6,517)	-	(869)	(1,089)	(8,475)

Contribution by platform	$29,662	$11,554	$6,813	$1,235	49,264

Indirect corporate overhead (1)					(19,175)
Income tax expense					(14,769)

Net income					$15,320

(1)  Amounts include certain special mention items which are discussed at "Net Interest Income and Net Interest Margin", "Noninterest Income" and "General and Administrative Expenses." Special mention items generally include income and expense items recognized during the period that we believe are significant and/or unusual in nature and therefore useful to you in evaluating our performance and trends. These items may or may not be nonrecurring in nature.

(2)  The Auto Platform commenced its leasing activities effective April 1, 1998. The Auto Platform commenced its leasing activities effective April 1, 1998.

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

Effective January 1, 1999, we expanded to four business platforms in order to facilitate a more effective presentation and analysis of our different business activities. These platforms are as follows:

  A Banking Platform comprised of single-family, multi-family and commercial mortgage loans, mortgage-backed securities, retail and business deposit products and services, and asset-based commercial participation loans. The Banking Platform also includes franchise loans purchased during the first nine months of 1999 in connection with our acquisition of FMAC. We anticipate presenting the FMAC franchise lending activities as a separate business platform beginning January 1, 2000.

  A Home Equity Platform comprised of home equity loans and lines of credit.

  An Auto Platform comprised of motor vehicle loans and leases.

  A Commercial Platform comprised of asset-based lending, factoring and commercial leasing activities.

Mission/Strategies

Our mission is to build a diversified financial services company by investing in niche businesses with risk-adjusted returns that enhance shareholder value. Our strategies center around our continued transition to commercial banking activities and the expected expansion of our net interest margin. In order to realize this objective, our actions include the following:

  Replacing lower-yielding mortgage loans and mortgage-backed securities on our balance sheet with consumer and commercial loans and leases with higher risk-adjusted returns, shorter maturities and less sensitivity to interest rate changes.

  Enhancing and expanding Bay View Bank's deposit base by attracting and retaining lower-cost transaction accounts, including commercial and small business checking accounts, and certificates of deposit combined with selected branch acquisitions.

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

Banking Platform Strategy

The Banking Platform's primary objective is enhancing the value of Bay View Bank's retail branch franchise through internal growth, new and enhanced products and services, acquisitions, and purchases of deposits. At September 30, 1999, the Banking Platform had approximately $3.7 billion in interest-earning assets as compared with approximately $3.8 billion at December 31, 1998.

A primary component of the Banking Platform's strategy is increasing lower-cost transaction accounts (e.g., checking, savings and money market accounts) as a source of financing for Bay View Capital Corporation and its subsidiaries. Transaction accounts at Bay View Bank as a percentage of total retail deposits increased to 52.0% at September 30, 1999 as compared with 49.8% at December 31, 1998. Total retail deposits at Bay View Bank were $3.4 billion at September 30, 1999 as compared with $3.3 billion at December 31, 1998.

On July 8, 1999, we announced a definitive agreement with Luther Burbank Savings, a savings bank headquartered in Santa Rosa, California, to acquire Luther Burbank Savings' Mill Valley and Novato, California branches. These two branches represent approximately $117 million in deposits. In accordance with the agreement, we paid a 5.25% deposit premium. The transaction closed on September 25, 1999 and these two branches are now operating as Bay View Bank branches

Effective March 1, 1999, Bay View Bank converted from a savings institution regulated by the Office of Thrift Supervision to a national bank regulated by the Office of the Comptroller of the Currency and Bay View Capital Corporation converted from a savings and loan holding company regulated by the Office of Thrift Supervision to a bank holding company regulated by the Federal Reserve Board. These conversions represent a critical step in our transformation to a commercial bank. The new national bank charter provides us with the ability to continue, as well as expand, our focus on traditional commercial banking activities.

Home Equity Platform Strategy

The Home Equity Platform originates and purchases home equity loans and lines of credit with higher risk-adjusted returns than traditional mortgage loans. At September 30, 1999, the Home Equity Platform had approximately $737 million in interest-earning assets as compared with approximately $657 million at December 31, 1998. The Home Equity Platform's portfolio included $446 million in high loan-to-value home equity loans at September 30, 1999 as compared with $488 million at December 31, 1998. We do not anticipate increasing our exposure to high loan-to-value home equity loans beyond their current levels.

Auto Platform Strategy

The Auto Platform underwrites and purchases high-quality, fixed-rate loans and leases secured by new and used motor vehicles. The platform commenced its leasing activities effective April 1, 1998. At September 30, 1999, the Auto Platform had approximately $1.1 billion in interest-earning assets and operating leased assets as compared with approximately $754 million at December 31, 1998.

In executing its strategy, the Auto Platform identifies product niches which are not the primary focus of traditional competitors in the auto lending area. One such niche includes motor vehicle loans where the borrower desires a higher relative loan amount and/or a longer term than is offered by many other motor vehicle financing sources. In return for the flexibility of the product it offers, the Auto Platform charges interest rates in this niche which are higher than those typically offered by traditional sources of motor vehicle financing, such as banks and captive finance companies, while applying its traditional underwriting criteria to mitigate any potential loan losses. The Auto Platform also pursues geographic and product niches in its more conventional loan and lease financing businesses.

Our strategic alliance with Lendco Financial Services for the purchase of motor vehicle loans and leases, which began in the second quarter of 1998, provided us with an option to acquire Lendco Financial Services. While we did not exercise this option, we intend to continue purchasing motor vehicle loans and leases from Lendco Financial Services through June 30, 2000, when our contractual agreement expires.

Commercial Platform Strategy

The Commercial Platform's strategy focuses on being a nationwide provider of commercial lending and leasing products and services. In December 1997, we expanded our Commercial Platform by forming an asset-based lending group known as Bay View Financial Corporation. Specifically, we added personnel with significant industry experience, relocated the asset-based lending business to southern California, one of the top asset-based lending markets in the country, and added new and enhanced products to the asset-based lending segment's product array. At September 30, 1999, the Commercial Platform had approximately $149 million in interest-earning assets as compared with approximately $95 million at December 31, 1998. The Commercial Platform also originates asset-based commercial participation loans for the Banking Platform. These loans totaled approximately $59 million at September 30, 1999 and $18 million at December 31, 1998.

Acquisition of FMAC

FMAC is one of the nation's leading small business lenders specializing in franchise concept loans. Bankers Mutual, a division of FMAC, is one of the nation's leading multi-family lenders. Since the merger, FMAC and Bankers Mutual have operated as separate subsidiaries of Bay View Bank. FMAC's insurance agency service will operate as a separate subsidiary of our holding company, Bay View Capital Corporation. The acquisition provides us with significant asset generation capabilities consistent with our strategic direction. In addition, the acquisition provides us with a significant small business platform focused on franchised quick-service restaurants, such as Burger King, Wendy's, Pizza Hut, and KFC, and casual dining restaurants, such as TGI Friday's, Applebees and Denny's. The acquisition also provides us established lending groups focused on retail energy businesses (service stations, convenience stores, truck stops, car washes, and quick lube businesses) and funeral home and cemetery owners. In addition, Bankers Mutual, which was acquired by FMAC in April of 1998, is one of the nation's leading multi-family lenders and we expect to continue to expand that business. We intend to portfolio a significant portion of the commercial franchise loans originated, accelerating the transformation of our balance sheet to consumer and commercial assets with higher risk-adjusted yields. Bankers Mutual has historically sold its multi-family loan production through seller-servicer programs administered by Fannie Mae and Freddie Mac, which we intend to continue prospectively.

Results of Operations

Net income for the third quarter of 1999 was $9.0 million, or $0.48 per diluted share, as compared with $5.0 million, or $0.25 per diluted share, for the third quarter of 1998. Net income for the first nine months of 1999 was $23.7 million, or $1.25 per diluted share, as compared with $15.3 million, or $0.74 per diluted share, for the first nine months of 1998. The increases in net income and earnings per diluted share, as compared with the respective prior periods, were primarily driven by higher net interest income, higher noninterest income and lower general and administrative expenses.

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

In computing net interest income by platform, funding costs are allocated to each platform based on the duration of its interest-earning assets and auto-related operating leased assets and, specifically, by matching these assets with interest-bearing liabilities with similar durations. Accordingly, the Auto Platform's and the Commercial Platform's funding costs were determined based on our average cost of transaction accounts for the appropriate period. The Banking Platform's and the Home Equity Platform's funding costs were determined based on the average cost of our remaining funding sources, including the noninterest expense associated with our 9.76% Capital Securities issued on December 21, 1998.

All indirect general and administrative expenses not specifically identifiable with, or allocable to, our business platforms are included in indirect corporate overhead. Indirect corporate overhead includes both recurring items, such as our administrative and support functions, and certain special mention items, such as expenses associated with corporate-wide process and systems re-engineering projects and third-party Year 2000 compliance-related activities.

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

	Three Months Ended September 30, 1999 (Unaudited)
	Banking	Home Equity	Auto	Commercial	Total
	(Dollars in thousands)

Net interest income (1)	$23,608	$8,320	$6,437	$3,925	$42,290
Provision for losses on loans and leases	-	(5,050)	(1,650)	(300)	(7,000)
Noninterest income (2)	7,014	21	16,828	392	24,255
Direct general and administrative expenses (1)	(14,702)	(1,071)	(3,258)	(2,102)	(21,133)
Dividend expense on Capital Securities	(1,877)	(356)	-	-	(2,233)
Net income on real estate owned	83	-	-	-	83
Amortization of intangible assets	(2,055)	-	(340)	(350)	(2,745)

Contribution by platform	$12,071	$1,864	$6,704	$1,565	22,204

Indirect corporate overhead (1)					(5,636)
Income tax expense					(7,534)

Net income					$9,034

	Three Months Ended September 30, 1998 (Unaudited)
	Banking	Home Equity	Auto	Commercial	Total
	(Dollars in thousands)

Net interest income	$21,923	$7,362	$7,232	$2,747	$39,264
Provision for losses on loans and leases	-	(925)	(1,829)	-	(2,754)
Noninterest income (2)	4,661	19	4,077	239	8,996
Direct general and administrative expenses (1)	(16,094)	(750)	(4,041)	(2,252)	(23,137)
Leasing expenses (2)	-	-	(2,459)	-	(2,459)
Net income on real estate owned	2	-	4	2	8
Amortization of intangible assets	(2,212)	-	(289)	(363)	(2,864)

Contribution by platform	$8,280	$5,706	$2,695	$373	17,054

Indirect corporate overhead (1)					(7,109)
Income tax expense					(4,920)

Net income					$5,025

	Nine Months Ended September 30, 1999 (Unaudited)
	Banking	Home Equity	Auto	Commercial	Total
	(Dollars in thousands)

Net interest income (1)	$71,478	$25,021	$18,834	$10,486	$125,819
Provision for losses on loans and leases	-	(13,658)	(4,700)	(753)	(19,111)
Noninterest income (1) (2)	16,967	62	40,421	887	58,337
Direct general and administrative expenses (1)	(43,205)	(3,110)	(10,760)	(6,082)	(63,157)
Leasing expenses (2)	-	-	(26,932)	-	(26,932)
Dividend expense on Capital Securities	(5,687)	(1,015)	-	-	(6,702)
Net income on real estate owned	106	-	-	-	106
Amortization of intangible assets	(6,483)	-	(973)	(1,076)	(8,532)

Contribution by platform	$33,176	$7,300	$15,890	$3,462	59,828

Indirect corporate overhead (1)					(15,647)
Income tax expense					(20,478)

Net income					$23,703

	Nine Months Ended September 30, 1998 (Unaudited)
	Banking	Home Equity	Auto	Commercial	Total
	(Dollars in thousands)

Net interest income	$71,511	$14,491	$20,706	$7,834	$114,542
Provision for losses on loans and leases	-	(1,470)	(3,644)	-	(5,114)
Noninterest income (2)	12,192	198	6,385	552	19,327
Direct general and administrative expenses (1)	(47,612)	(1,665)	(12,602)	(6,164)	(68,043)
Leasing expenses (2)	-	-	(3,167)	-	(3,167)
Net income on real estate owned	88	-	4	102	194
Amortization of intangible assets	(6,517)	-	(869)	(1,089)	(8,475)

Contribution by platform	$29,662	$11,554	$6,813	$1,235	49,264

Indirect corporate overhead (1)					(19,175)
Income tax expense					(14,769)

Net income					$15,320

(1) Amounts include certain special mention items which are discussed at "Net Interest Income and Net Interest Margin" , "Noninterest Income" and "General and Administrative Expenses." Special mention items generally include income and expense items recognized during the period that we believe are significant and/or unusual in nature and therefore useful to you in evaluating our performance and trends. These items may or may not be nonrecurring in nature.

(2) The Auto Platform commenced its leasing activities effective April 1, 1998.

A discussion of each of the significant components of contribution by platform follows:

  Net Interest Income and Net Interest Margin

  Net interest income for the third quarter of 1999 was $42.3 million as compared with $39.3 million for the third quarter of 1998. Net interest income for the first nine months of 1999 was $125.8 million as compared with $114.5 million for the first nine months of 1998. Net interest margin was 3.21% for the third quarter of 1999 as compared with 3.05% for the third quarter of 1998. Net interest margin was 3.23% for the first nine months of 1999 as compared with 3.00% for the first nine months of 1998.

  The increases in net interest income for the third quarter of 1999 and for the first nine months of 1999, as compared with the respective prior periods, were due to increases in the average balances of interest-earning assets combined with increases in net interest margin. The increases in the average balances of interest-earning assets were due to loan and lease originations and purchases exceeding prepayments and normal amortization. Our loan and lease originations and purchases were comprised primarily of home equity loans, auto loans, and commercial franchise loans. Our loan prepayments were comprised primarily of mortgage-based assets. The increases in net interest margin were primarily driven by lower funding costs combined with the continued change-out of our assets from lower-yielding mortgage-based assets to higher-yielding commercial and consumer assets, including commercial franchise loans. Specifically, average balances within the Banking Platform continued to decline while average balances in the Home Equity, Auto and Commercial Platforms continued to increase.

  Net interest income and net interest margin for the third quarter of 1999 was negatively impacted by a $600,000 nonrecurring item related to a reconciliation of principal and interest payment activity reported by a third-party loan servicer. Net interest income and net interest margin for the third quarter of 1999 were also adversely impacted by the sale of $450 million in multi-family COFI-based loans on July 30, 1999, whereby a portion of the proceeds were used to pay down the associated Federal Home Loan Bank advances and the remaining proceeds were invested in lower-yielding, short-term investments awaiting redeployment in higher-yielding assets, including franchise loans.

  The following tables illustrate net interest income and net interest margin, by platform, for the periods indicated:

	Three Months Ended (Unaudited)
	September 30, 1999		September 30, 1998
	Net Interest Income	Net Interest Margin	Net Interest Income	Net Interest Margin
	(Dollars in thousands)
Banking Platform	$23,608	2.56%	$21,923	2.18%
Home Equity Platform	8,320	4.73	7,362	5.43
Auto Platform (1)	6,437	3.57	7,232	5.73
Commercial Platform	3,925	11.32	2,747	15.18

Total	$42,290	3.21%	$39,264	3.05%

	Nine Months Ended (Unaudited)
	September 30, 1999		September 30, 1998
	Net Interest Income	Net Interest Margin	Net Interest Income	Net Interest Margin
	(Dollars in thousands)
Banking Platform	$71,478	2.51%	$71,511	2.24%
Home Equity Platform	25,021	5.00	14,491	5.40
Auto Platform (1)	18,834	3.91	20,706	6.50
Commercial Platform	10,486	11.89	7,834	16.58

Total	$125,819	3.23%	$114,542	3.00%

  (1) The Auto Platform commenced its leasing activities effective April 1, 1998. The Auto Platform's net interest margin compression is largely attributable to funding costs associated with the platform's leasing activities. The platform's net interest margin presented above does not include the revenue impact of its auto leasing activities, which is included in noninterest income, but does include the associated funding costs.

  The following table illustrates interest-earning assets, excluding our auto-related operating leased assets, by platform, as of the dates indicated:

	(Unaudited)
	At September 30, 1999	At December 31, 1998
	(Dollars in thousands)
Banking Platform	$3,667,598	$3,816,993
Home Equity Platform	737,132	657,148
Auto Platform	733,617	570,128
Commercial Platform (1)	148,526	94,888

Total	$5,286,873	$5,139,157

  (1) Amounts exclude asset-based commercial participation loans originated by the Commercial Platform for the Banking Platform totaling $58.6 million at September 30, 1999 and $18.3 million at December 31, 1998.

         The following tables illustrate average interest-earning assets, excluding our auto-related operating leased assets, by platform, for the periods indicated:

	Average Balances for the Three Months Ended (Unaudited)
	September 30, 1999	September 30, 1998
	(Dollars in thousands)
Banking Platform	$3,738,678	$4,076,379
Home Equity Platform	708,391	545,782
Auto Platform	707,299	500,615
Commercial Platform (1)	137,297	71,827

Total	$5,291,665	$5,194,603

	Average Balances for the Nine Months Ended (Unaudited)
	September 30, 1999	September 30, 1999
	(Dollars in thousands)
Banking Platform	$3,779,465	$4,232,096
Home Equity Platform	669,032	358,561
Auto Platform	639,819	425,209
Commercial Platform	117,997	63,148

Total (1)	$5,206,313	$5,079,014

    (1) Amounts exclude asset-based commercial participation loans originated by the Commercial Platform for the Banking Platform. The average balance of these loans was $53.0 million for the three months ended September 30, 1999 and $7.8 million for the three months ended September 30, 1998. The average balance of these loans was $43.9 million for the nine months ended September 30, 1999 and $3.1 million for the nine months ended September 30, 1998.

    Banking Platform

    The Banking Platform's net interest income for the third quarter of 1999 was $23.6 million as compared with $21.9 million for the third quarter of 1998. The platform's net interest income for both the first nine months of 1999 and 1998 was $71.5 million. The platform's net interest margin for the third quarter of 1999 was 2.56% as compared with 2.18% for the third quarter of 1998. The platform's net interest margin for the first nine months of 1999 was 2.51% as compared with 2.24% for the first nine months of 1998.

    The increase in net interest income for the third quarter of 1999, as compared with the third quarter of 1998, was attributable to an increase in net interest margin, primarily due to lower funding costs, partially offset by a decrease in average interest-earning assets, due to loan sales and asset prepayments exceeding loan originations and purchases. Net interest income for the first nine months of 1999 remained relatively constant, as compared with the first nine months of 1998, as an increase in net interest margin, due primarily to lower funding costs, was offset by a decrease in average interest-earning assets, due to sales and prepayments of mortgage-based assets exceeding loan originations and purchases.

    Home Equity Platform

    The Home Equity Platform's net interest income for the third quarter of 1999 was $8.3 million as compared with $7.4 million for the third quarter of 1998. The platform's net interest income for the first nine months of 1999 was $25.0 million as compared with $14.5 million for the first nine months of 1998. The platform's net interest margin for the third quarter of 1999 was 4.73% as compared with 5.43% for the third quarter of 1998. The platform's net interest margin for the first nine months of 1999 was 5.00% as compared with 5.40% for the first nine months of 1998.

    The increases in net interest income for the third quarter of 1999, as compared with the third quarter of 1998, and for the first nine months of 1999, as compared with the first nine months of 1998, were primarily due to increases in average interest-earning assets, largely resulting from home equity loan purchases, partially offset by decreases in net interest margin. The decreases in net interest margin were attributable to a combination of factors, including purchases of higher-quality, yet lower-yielding loans, including 100% insured home equity loans, combined with continued origination of conventional home equity loans through our branches, that is, loans with a combined loan-to-value ratio of less than 100%, partially offset by lower funding costs. In addition, we purchased $97 million in conventional home equity loans during the third quarter of 1999.

    At September 30, 1999, the Home Equity Platform's loans totaled $705 million, including $446 million in high loan-to-value home equity loans. High loan-to-value home equity loans totaled $488 million at December 31, 1998. At September 30, 1999, the combined loan-to-value ratio for our high loan-to-value home equity loan portfolio was approximately 115%. Our underwriting standards for high loan-to-value home equity loans focus on the borrower's ability to repay, as demonstrated by debt-to-income ratios, as well as the borrower's willingness to repay, as demonstrated by Fair, Isaac & Company, Incorporated credit bureau scores, sometimes referred to as FICO scores. At September 30, 1999, our high loan-to-value home equity loan portfolio had an average debt-to-income ratio of approximately 39% and an average FICO score of approximately 673. We do not anticipate increasing our exposure to high loan-to-value home equity loans beyond their current levels.

    Auto Platform

    The Auto Platform's net interest income for the third quarter of 1999 was $6.4 million as compared with $7.2 million for the third quarter of 1998. The platform's net interest income for the first nine months of 1999 was $18.8 million as compared with $20.7 million for the first nine months of 1998. The platform's net interest margin for the third quarter of 1999 was 3.57% as compared with 5.73% for the third quarter of 1998. The platform's net interest margin for the first nine months of 1999 was 3.91% as compared with 6.50% for the first nine months of 1998.

    The decreases in net interest income for the third quarter of 1999, as compared with the third quarter of 1998, and for the first nine months of 1999, as compared with the first nine months of 1998, were attributable to decreases in net interest margin partially offset by increases in average interest-earning assets due to originations and purchases exceeding prepayments. The decreases in net interest margin were largely attributable to the funding costs associated with the platform's auto leasing activities as the Auto Platform's net interest margin includes these funding costs but excludes the revenue impact of our auto leasing activities, as discussed below. The net interest margin was also negatively impacted by lower asset yields resulting from the platform's migration to higher-quality, but lower-yielding loans, the yield compression associated with competition, and an increase in transaction account costs.

    The Auto Platform's net interest margin, calculated in accordance with generally accepted accounting principles, commonly referred to as GAAP, excludes the revenue impact of our auto leasing activities. In accordance with GAAP, the auto leases are accounted for as operating leases and the related rental income and expenses, including depreciation expense, are reflected in noninterest income and noninterest expense. As a result, the Auto Platform's net interest income does not include the revenue impact of our auto leasing activities but does include the associated funding costs. Additionally, the Auto Platform's net interest margin does not reflect the tax benefit associated with its leasing activities related to the losses generated for income tax purposes during the early lease periods. For a discussion of normalized net interest income and net interest margin, which include the revenue impact of our auto leasing activities, see " Non-GAAP Performance Measures - Normalized Net Interest Income and Net Interest Margin."

    Commercial Platform

    The Commercial Platform's net interest income for the third quarter of 1999 was $3.9 million as compared with $2.7 million for the third quarter of 1998. The platform's net interest income for the first nine months of 1999 was $10.5 million as compared with $7.8 million for the first nine months of 1998. The platform's net interest margin for the third quarter of 1999 was 11.32% as compared with 15.18% for the third quarter of 1998. The platform's net interest margin for the first nine months of 1999 was 11.89% as compared with 16.58% for the first nine months of 1998.

    The increases in net interest income for the third quarter of 1999, as compared with the third quarter of 1998, and for the first nine months of 1999, as compared with the first nine months of 1998, were due to increases in the platform's average interest-earning assets, attributable to continued growth and expansion within the platform, partially offset by decreases in net interest margin. The decreases in net interest margin were largely attributable to most of the platform's growth being comprised of asset-based loans and equipment leases, which generate lower yields relative to the platform's factoring activities, combined with the yield compression associated with competition and an increase in transaction account costs.

    Prepayments

    Our asset prepayments are primarily comprised of mortgage-based assets. Prepayments, including normal amortization, for the third quarter of 1999 were approximately $356 million, representing an annualized rate of 26.3%, as compared with approximately $430 million during the third quarter of 1998, representing an annualized rate of 32.9%. Prepayments for the first nine months of 1999 were approximately $1.2 billion, representing an annualized rate of 30.9%, as compared with prepayments of approximately $1.2 billion for the first nine months of 1998, representing an annualized rate of 32.9%. The lower annualized prepayment rate for the third quarter of 1999, as compared with the third quarter of 1998, reflects both a decrease in refinancings resulting from the recent rise in market interest rates and the seasoning of our mortgage-based asset portfolio combined with the impact of growth in our loan and lease portfolio during the first nine months of 1999. Prepayments during the third quarter of 1999, coupled with our sale of $450 million in multi-family COFI-based loans in July 1999, were more than offset by loan and lease originations and purchases during the quarter of $831 million. The lower annualized prepayment rate for the first nine months of 1999, as compared with the first nine months of 1998, also reflects the effect of market interest rates as well as the seasoning of our portfolio. Prepayments during the first nine months of 1999 were more than offset by loan and lease originations and purchases of $2.0 billion combined with $80 million in purchases of government agency securities.

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

	AVERAGE BALANCES, YIELDS AND RATES (Unaudited)
	Three Months Ended September 30, 1999			Three Months Ended September 30, 1999
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in thousands)

Assets
Interest-earning assets:	$ 4,464,347	$92,583	8.23%	$ 4,373,323	$ 91,531	8.36%
Loans and leases receivable	594,194	9,573	6.47	632,638	10,054	6.36
Mortgage-backed securities (1)	233,124	2,742	5.34	188,642	2,983	6.29

Investments (1)	5,291,665	104,898	7.90	5,194,603	104,568	8.04

Total interest-earning assets	583,043			398,032
Other assets,	$ 5,874,708			$ 5,592,635

Total assets
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Deposits	$ 3,526,246	$ 35,984	4.05%	$ 3,287,430	$ 36,507	4.40%
Borrowings (2)	1,864,073	26,624	5.66	1,869,790	28,797	6.12

Total interest-bearing liabilities	5,390,319	62,608	4.60	5,157,220	65,304	5.03

Other liabilities	98,233			46,433

Total liabilities	5,488,552			5,203,653
Stockholders' equity	386,156			388,982

Total liabilities and stockholders' equity	$ 5,874,708			$ 5,592,635

Net interest income/net interest spread		$ 42,290	3.30%		$ 39,264	3.01%

Net interest-earning assets (liabilities)	$ (98,654)			$ 37,383

Net interest margin (3)			3.21%			3.05%

  (1) Average balances and yields for securities and other investments classified as available-for-sale are based on historical amortized cost.

  (2) Interest expense for borrowings includes interest expense on interest rate swaps of $0.7 million and $0.4 million for the three months ended September 30, 1999 and 1998, respectively. Interest expense for borrowings excludes expenses related to our Capital Securities.

  (3) Annualized net interest income divided by average interest-earning assets.

	AVERAGE BALANCES, YIELDS AND RATES (Unaudited)
	Nine Months Ended September 30, 1999			Nine Months Ended September 30, 1998
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans and leases receivable	$ 4,388,449	$270,615	8.24%	$ 4,124,300	$257,447	8.33%
Mortgage-backed securities (1)	584,325	27,769	6.35	787,617	38,598	6.53
Investments (1)	233,539	9,251	5.24	167,097	7,935	6.28

Total interest-earning assets	5,206,313	307,635	7.89	5,079,014	303,980	7.98
Other assets	548,686			380,169

Total assets	$ 5,754,999			$ 5,459,183

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Deposits	$ 3,388,587	$ 103,061	4.07%	$ 3,424,222	$ 115,105	4.49%
Borrowings (2)	1,860,477	78,755	5.64	1,577,733	74,333	6.29

Total interest-bearing liabilities	5,249,064	181,816	4.62	5,001,955	189,438	5.06

Other liabilities	124,083			68,314

Total liabilities	5,373,147			5,070,269
Stockholders' equity	381,852			388,914

Total liabilities and stockholders' equity	$ 5,754,999			$ 5,459,183

Net interest income/net interest spread		$ 125,819	3.27%		$ 114,542	2.92%

Net interest-earning (liabilities) assets	$ (42,751)			$ 77,059

Net interest margin (3)			3.23%			3.00%

  (1) Average balances and yields for securities and other investments classified as available-for-sale are based on historical amortized cost.

  (2) Interest expense for borrowings includes interest expense on interest rate swaps of $2.7 million and $1.6 million for the nine months ended September 30, 1999 and 1998, respectively. Interest expense for borrowings excludes expenses related to our Capital Securities.

  (3) Annualized net interest income divided by average interest-earning assets.

  Interest Income

  Loans and Leases

  Interest income on loans and leases was $92.6 million for the third quarter of 1999 as compared with $91.5 million for the third quarter of 1998. Interest income on loans and leases was $270.6 million for the first nine months of 1999 as compared with $257.4 million for the first nine months of 1998. The average yield on loans and leases was 8.23% for the third quarter of 1999 as compared with 8.36% for the third quarter of 1998. The average yield on loans and leases was 8.24% for the first nine months of 1999 as compared with 8.33% for the first nine months of 1998.

  The increases in interest income on loans and leases, as compared with the respective prior periods, were primarily due to higher average balances of loans and leases resulting from loan originations and purchases exceeding prepayments and sales. The decreases in average yield, as compared with the respective prior periods, were due to a combination of factors including the impact of changes in the interest rate environment, the yield compression associated with competition, higher premium amortization attributable to higher prepayment speeds on our high loan-to-value home equity loans, and our continued emphasis on higher-quality loans and leases. In addition, interest income for the third quarter of 1999 was reduced by a $600,000 nonrecurring item related to a reconciliation of principal and interest payment activity reported by a third-party loan servicer. Partially offsetting these decreases was our ability to replace relatively lower-yielding mortgage-based assets with higher-yielding consumer and commercial assets.

  The following tables illustrate interest income on loans and leases, by platform, for the periods indicated:

	Three Months Ended (Unaudited)
	September 30, 1999		September 30, 1998
	Amount	Average Yield	Amount	Average Yield
	(Dollars in thousands)

Banking Platform	$ 56,095	7.62%	$ 62,170	7.62%
Home Equity Platform	16,668	9.40	14,462	10.59
Auto Platform	14,825	8.36	11,589	9.28
Commercial Platform	4,995	14.44	3,310	18.28

Total	$ 92,583	8.23%	$ 91,531	8.36%

	Nine Months Ended (Unaudited)
	September 30, 1999		September 30, 1998
	Amount	Average Yield	Amount	Average Yield
	(Dollars in thousands)

Banking Platform	$ 168,174	7.56%	$ 189,353	7.69%
Home Equity Platform	48,621	9.69	28,386	10.55
Auto Platform	40,547	8.62	30,442	9.67
Commercial Platform	13,273	15.07	9,266	19.61

Total	$ 270,615	8.24%	$ 257,447	8.33%

  Banking Platform

  The Banking Platform's average loan yield was 7.62% for both the third quarter of 1999 and the third quarter of 1998. The platform's average loan yield for the first nine months of 1999 was 7.56% as compared with 7.69% for the first nine months of 1998. The platform's average loan yield for the third quarter of 1999, as compared with the third quarter of 1998, remained constant as the negative impact of a $600,000 nonrecurring item during the third quarter of 1999 was offset by the continued change in the mix of the platform's loans from mortgage-based loans to relatively higher-yielding commercial loans, primarily franchise loans. The decrease in the platform's average loan yield for the first nine months of 1999, as compared with first nine months of 1998, was due to the impact of prepayments on higher-yielding mortgage loans within the platform and the negative impact of a $600,000 nonrecurring item during the third quarter of 1999 combined with the purchase of $200 million of lower-yielding residential mortgage loans in June 1998, primarily to assist Bay View Bank in meeting its Community Reinvestment Act obligations. These negative effects on yields were partially offset by the impact of higher-yielding franchise loans purchased during the first nine months of 1999.

  Home Equity Platform

  The Home Equity Platform's average loan yield for the third quarter of 1999 was 9.40% as compared with 10.59% for the third quarter of 1998. The platform's average loan yield for the first nine months of 1999 was 9.69% as compared with 10.55% for the first nine months of 1998. The decreases in the platform's average loan yield, as compared with the respective prior periods, were primarily due to purchases of higher-quality, yet lower-yielding, home equity loans, including 100% insured loans, combined with continued origination of conventional home equity loans through our branches and higher premium amortization attributable to higher prepayment speeds on our high loan-to-value home equity loans. In addition, we purchased $97 million in conventional home equity loans during the third quarter of 1999.

  Auto Platform

  The Auto Platform's average loan yield for the third quarter of 1999 was 8.36% as compared with 9.28% for the third quarter of 1998. The platform's average loan yield for the first nine months of 1999 was 8.62% as compared with 9.67% for the first nine months of 1998. The decreases in the platform's average loan yield, as compared with the respective prior periods, were primarily due to lower asset yields on auto loan originations and purchases. The lower yields were largely attributable to the yield compression associated with increased competition within the industry along with the platform's continuing migration to higher-quality, yet lower-yielding loans.

  Commercial Platform

  The Commercial Platform's average loan and lease yield for the third quarter of 1999 was 14.44% as compared with 18.28% for the third quarter of 1998. The platform's average loan and lease yield for the first nine months of 1999 was 15.07% as compared with 19.61% for the first nine months of 1998. The decreases in the platform's average loan and lease yield, as compared with the respective prior periods, were a result of most of the platform's growth being comprised of asset-based loans and equipment leases which generate lower yields relative to the platform's factoring activities combined with yield compression associated with competition.

  Mortgage-Backed Securities

  Interest income on mortgage-backed securities for the third quarter of 1999 was $9.6 million as compared with $10.1 million for the third quarter of 1998. Interest income on mortgage-backed securities for the first nine months of 1999 was $27.8 million as compared with $38.6 million for the first nine months of 1998. The average yield on mortgage-backed securities was 6.47% for the third quarter of 1999 as compared with 6.36% for the third quarter of 1998. The average yield on mortgage-backed securities was 6.35% for the first nine months of 1999 as compared with 6.53% for the first nine months of 1998. The decrease in interest income on mortgage-backed securities for the third quarter of 1999, as compared to the third quarter of 1998, was due to a decrease in average balances partially offset by an increase in average yield. The decrease in average balances was due to continued prepayments partially offset by purchases of investment grade collateralized mortgage obligations during the latter half of 1998 and the purchase of a pool of Fannie Mae securities during the second quarter of 1999. The increase in yield was primarily due to the impact of these purchases of mortgage-backed securities, which had yields higher than the average yield of the then existing portfolio. The decrease in interest income on mortgage-backed securities for the first nine months of 1999, as compared with the first nine months of 1998, was due to a decrease in average balance, as discussed above, and a decrease in average yield. The decrease in average yield for the first nine months of 1999, as compared with the first nine months of 1998, was due to continued prepayments of higher-yielding mortgage-backed securities partially offset by purchases of the investment grade collateralized mortgage obligations and the Fannie Mae securities, as discussed above.

  Investment Securities

  Interest and dividend income on investment securities for the third quarter of 1999 was $2.7 million as compared with $3.0 million for the third quarter of 1998. Interest and dividend income on investment securities was $9.3 million for the first nine months of 1999 as compared with $7.9 million for the first nine months of 1998. The average yield on investment securities for the third quarter of 1999 was 5.34% as compared with 6.29% for the third quarter of 1998. The average yield on investment securities for the first nine months of 1999 was 5.24% as compared with 6.28% for the first nine months of 1998. Our investment securities are generally short-term in nature, and yields on these securities are readily impacted by changes in the interest rate environment. The decrease in interest and dividend income on investment securities for the third quarter of 1999, as compared with the third quarter of 1998, was largely due to a decrease in average yield related to the impact of changes in the interest rate environment, partially offset by higher average balances resulting from our liquidity and investment management activities. The increase in interest and dividend income on investment securities for the first nine months of 1999, as compared with the first nine months of 1998, was primarily due to higher average balances, partially offset by a decrease in average yields, as discussed above.

  Interest Expense

  Deposits

  Interest expense on deposits was $36.0 million for the third quarter of 1999 as compared with $36.5 million for the third quarter of 1998. Interest expense on deposits was $103.1 million for the first nine months of 1999 as compared with $115.1 million for the first nine months of 1998. The cost of deposits was 4.05% for the third quarter of 1999 as compared with 4.40% for the third quarter of 1998. The cost of deposits was 4.07% for the first nine months of 1999 as compared with 4.49% for the first nine months of 1998. The slight decrease in interest expense for the third quarter of 1999, as compared with the third quarter of 1998, was due to a decrease in the cost of deposits partially offset by higher average deposit balances. The decrease in the cost of deposits resulted from a combination of factors, including our continued emphasis on lower-cost transaction accounts and our deposit pricing strategies, partially offset by an increase in higher-cost brokered certificates of deposit. The increase in average deposit balances was due to higher transaction account balances and brokered certificates of deposit. The decrease in interest expense for the first nine months of 1999, as compared with the first nine months of 1998, was due to both lower deposit costs, as discussed above, and lower average deposit balances. The decrease in average deposit balances was due to lower retail certificates of deposit balances, primarily a result of our deposit pricing strategies and, specifically, de-emphasis of higher-cost certificates of deposit, partially offset by higher transaction account balances.

  Our cost of retail deposits for the month of September 1999 was 3.98%. This cost was 63 basis points below the Eleventh District Cost of Funds Index, sometimes referred to as COFI, of 4.61% for September 1999. Although our deposits are no longer included in COFI because we are a national bank, we consider COFI to be a relevant market comparison. While our cost of retail deposits for the month of September increased slightly due to the recent rising interest rate environment, our spread below COFI continued to widen. Transaction account balances as a percentage of retail deposits were 52.0% at September 30, 1999 as compared with 53.5% at June 30, 1999 and 49.8% at December 31, 1998. The slight decrease in the percentage of transaction account balances at September 30, 1999, as compared with June 30, 1999, was largely due to the impact of our purchase of two Luther Burbank Savings branches on September 25, 1999 that had a proportionately lower percentage of transaction accounts relative to total retail deposits. Additionally, our retail certificates of deposit increased through internal growth as we introduced new products during the third quarter of 1999 to generate additional deposits. While our certificates of deposit decreased throughout 1998 and most of 1999 as a result of our deposit pricing strategies, we have recently focused on attracting certificates of deposit, including brokered certificates of deposit, to fund commercial franchise loans.

  The following table summarizes the cost of deposits versus COFI and transaction accounts as a percentage of retail deposits for the periods indicated:

	Months Ended (Unaudited)
	September 30, 1999	June 30, 1999	December 31, 1998
Cost of retail deposits	3.98%	3.95%	4.20%
COFI	4.61	4.48	4.66

Spread below COFI	(0.63%)	(0.53%)	(0.46%)

Transaction accounts as a percentage of retail deposits	52.0%	53.5%	49.8%

  Borrowings

  Interest expense on borrowings was $26.6 million for the third quarter of 1999 as compared with $28.8 million for the third quarter of 1998. Interest expense on borrowings was $78.8 million for the first nine months of 1999 as compared with $74.3 million for the first nine months of 1998. The average cost of borrowings was 5.66% for the third quarter of 1999 as compared with 6.12% for the third quarter of 1998. The average cost of borrowings was 5.64% for the first nine months of 1999 as compared with 6.29% for the first nine months of 1998. The decrease in interest expense for the third quarter of 1999, as compared with the third quarter of 1998, was due primarily to lower borrowing costs attributable to our refinancing and extending of maturities on a significant portion of our Federal Home Loan Bank advances in October 1998 and the maturity of $50 million of 8.42% Senior Debentures on June 1, 1999. The impact of these factors was partially offset by the utilization of new funding sources during the third quarter of 1999, including a LIBOR-based warehouse line with an all-in cost of approximately 6.69% during the quarter and $50 million of 10% Subordinated Notes due 2009 issued by Bay View Bank on August 18, 1999. A significant portion of our Federal Home Loan Bank advances repriced in October 1999 and was therefore impacted by the recent rising interest rate environment.

  The increase in interest expense on borrowings for the first nine months of 1999, as compared with the first nine months of 1998, was primarily due to higher average borrowing balances. Higher balances were required due to the growth in our balance sheet combined with the decrease in our average deposit balances as previously discussed. This volume-related increase in interest expense was partially offset by a decline in the cost of borrowings, as discussed above. As our level of Federal Home Loan Bank advance borrowing capacity continues to decline due to the decrease in eligible mortgage-based collateral, we will continue to become more dependent on other funding sources, such as deposits and warehouse lines, to fund our balance sheet.

  Our cost of borrowings, in accordance with GAAP, does not include the impact of the cost associated with the $90 million of Capital Securities issued on December 21, 1998. Had this expense been included, our cost of borrowings would have been 5.86% for the third quarter of 1999 and 5.84% for the first nine months of 1999, representing an increase of 20 basis points for each period.

  Changes in Rate and Volume

  The following tables illustrate the changes in net interest income due to changes in the rate and volume of our interest-earning assets and interest-bearing liabilities for the three- and nine-month periods ended September 30, 1999 as compared with the three- and nine-month periods ended September 30, 1998. Changes in rate and volume which cannot be segregated (e.g., changes in average interest rate multiplied by average portfolio balance) have been allocated proportionately between the change in rate and the change in volume.

	Three Months Ended September 30, 1999 vs. 1998 (Unaudited)
	Rate Variance	Volume Variance	Total Variance
	(Dollars in thousands)
Interest income:
Loans and leases	$ (2,630)	$ 3,682	$ 1,052
Mortgage-backed securities	191	(672)	(481)
Investment securities	792	(1,033)	(241)

	(1,647)	1,977	330

Interest expense:
Deposits	(6,029)	5,506	(523)
Borrowings	(2,089)	(84)	(2,173)

	(8,118)	5,422	(2,696)

Net interest income	$ 6,471	$ (3,445)	$ 3,026

	Nine Months Ended September 30, 1999 vs. 1998 (Unaudited)
	Rate Variance	Volume Variance	Total Variance
	(Dollars in thousands)
Interest income:
Loans and leases	$ (2,619)	$ 15,787	$ 13,168
Mortgage-backed securities	(1,045)	(9,784)	(10,829)
Investment securities	(1,240)	2,556	1,316

	(4,904)	8,559	3,655

Interest expense:
Deposits	(10,838)	(1,206)	(12,044)
Borrowings	(6,023)	10,445	4,422

	(16,861)	9,239	(7,622)

Net interest income	$ 11,957	$ (680)	$ 11,277

  Provision for Losses on Loans and Leases

  The provision for losses on loans and leases for the third quarter of 1999 was $7.0 million as compared with $2.8 million for the third quarter of 1998. The provision for losses on loans and leases for the first nine months of 1999 was $19.1 million as compared with $5.1 million for the first nine months of 1998. The increases in the provision for losses on loans and leases, as compared with the respective prior periods, were primarily associated with the continued change-out of the balance sheet and the corresponding growth in consumer and commercial assets. These assets provide higher gross yields but also higher actual and potential charge-offs and therefore higher provision expense.

  Noninterest Income

  Noninterest income for the third quarter of 1999 was $24.3 million as compared with $9.0 million for the third quarter of 1998. Noninterest income for the first nine months of 1999 was $58.3 million as compared with $19.3 million for the first nine months of 1998. The increases in noninterest income, as compared with the respective prior periods, were largely attributable to higher leasing income in the Auto Platform resulting from the continued growth in our auto leasing activities, combined with increases in Banking Platform loan fees and charges and higher investment sales commissions. The Banking Platform's noninterest income included a $2.4 million net gain on the sale of loans during the third quarter of 1999 and a $1.1 million state tax refund recognized during the first quarter of 1999, resulting from a favorable ruling on a tax refund claim for taxable years otherwise closed. We expect that loan sales will become a recurring element of our operating activities as we implement funding and balance sheet management strategies related to our acquisition of FMAC.

  Noninterest Expense

  General and Administrative Expenses

  General and administrative expenses for the third quarter of 1999 were $26.8 million as compared with $30.2 million for the third quarter of 1998. General and administrative expenses for the first nine months of 1999 were $78.8 million as compared with $87.2 million for the first nine months of 1998. General and administrative expenses for the third quarter of 1999 included $660,000 in special mention items, as compared with $2.8 million in special mention items during the third quarter of 1998, as discussed below. General and administrative expenses for the first nine months of 1999 included $2.0 million in special mention items as compared with $10.4 million in special mention items during the first nine months of 1998, as discussed below. Special mention items generally include items recognized during the period that we believe are significant and/or unusual in nature and therefore useful to you in evaluating our performance and trends. These items may or may not be nonrecurring in nature.

  Excluding special mention items, the decrease in general and administrative expenses for the third quarter of 1999, as compared with the third quarter of 1998, was attributable to cost savings initiatives implemented and other efficiencies realized, partially offset by inflationary pressures, including our annual salary increases which were effective March 1, 1999. Excluding special mention items, general and administrative expenses remained relatively constant for the first nine months of 1999, as compared with the first nine months of 1998, as continued growth in our business platforms and inflationary pressures were offset by cost savings initiatives and other efficiencies.

  Special mention items for the third quarter of 1999 included approximately $350,000 in severance charges, approximately $190,000 in third-party Year 2000 compliance-related costs and approximately $120,000 in acquisition-related costs. Special mention items for the second quarter of 1999 included approximately $180,000 in initial fees related to the listing of our securities on the New York Stock Exchange, approximately $150,000 in third-party Year 2000 compliance-related costs and approximately $50,000 in acquisition-related costs. Special mention items for the first quarter of 1999 included approximately $440,000 in severance charges and costs associated with restructuring activities in the Auto Platform, approximately $380,000 in collection-based fees associated with the previously mentioned $1.1 million state tax refund and approximately $115,000 in third-party Year 2000 compliance-related costs.

  Special mention items for the third quarter of 1998 included approximately $1.35 million in expenses related to the cancellation of our proposed acquisition of PSB Lending Corporation, a $600,000 legal settlement related to the termination of a third-party data processing service contract, approximately $160,000 in Auto Platform restructuring charges, and $680,000 in other expenses, primarily third-party Year 2000 compliance-related costs and certain acquisition and integration expenses related to our January 2, 1998 acquisition of America First Eureka Holdings, Inc., sometimes referred to as AFEH. Special mention items for the second quarter of 1998 included approximately $3.5 million in AFEH acquisition-related expenses, approximately $590,000 in restructuring charges in the Auto Platform and approximately $110,000 in other expenses, including third-party Year 2000 compliance-related costs. Special mention items for the first quarter of 1998 included approximately $3.3 million in AFEH acquisition-related expenses and approximately $66,000 in restructuring charges in the Auto Platform.

  The following tables illustrate general and administrative expenses, by platform, for the periods indicated:

	Three Months Ended (Unaudited)
	September 30, 1999	September 30, 1998
	(Dollars in thousands)

Banking Platform	$14,702	$16,094
Home Equity Platform	1,071	750
Auto Platform	3,258	4,041
Commercial Platform	2,102	2,252

Subtotal	21,133	23,137
Indirect corporate overhead (1)	5,636	7,109

Total	$26,769	$30,246

	Nine Months Ended (Unaudited)
	September 30, 1999	September 30, 1998
	(Dollars in thousands)

Banking Platform	$43,205	$47,612
Home Equity Platform	3,110	1,665
Auto Platform	10,760	12,602
Commercial Platform	6,082	6,164

Subtotal	63,157	68,043
Indirect corporate overhead (1)	15,647	19,175

Total	$78,804	$87,218

  (1) Amount represents indirect corporate expenses not specifically identifiable with, or allocable to, our business platforms.

  The following tables illustrate general and administrative expenses, excluding the special mention items as previously discussed, by platform, for the periods indicated:

	Excluding Special Mention Items for the Three Months Ended (Unaudited)
	September 30, 1999	September 30, 1998
	(Dollars in thousands)

Banking Platform	$14,702	$15,207
Home Equity Platform	1,071	750
Auto Platform	3,258	3,883
Commercial Platform	2,102	2,252

Subtotal	21,133	22,092
Indirect corporate overhead (1)	4,975	5,319

Total	$26,108	$27,411

	Excluding Special Mention Items for the Nine Months Ended (Unaudited)
	September 30, 1999	September 30, 1998
	(Dollars in thousands)

Banking Platform	$42,828	$42,789
Home Equity Platform	3,110	1,665
Auto Platform	10,321	11,719
Commercial Platform	6,082	6,164

Subtotal	62,341	62,337
Indirect corporate overhead (1)	14,490	14,446

Total	$76,831	$76,783

  (1) Amount represents indirect corporate expenses not specifically identifiable with, or allocable to, our business platforms. Amounts exclude certain general and administrative expenses incurred by Bay View Capital Corporation and not allocated to its subsidiaries totaling $1.3 million and $3.8 million for the three-month periods ended September 30, 1999 and 1998, respectively, and $4.4 million and $11.8 million for the nine-month periods ended September 30, 1999 and 1998, respectively (see Note 3 to the Consolidated Financial Statements).

  Banking Platform

  The decrease in the Banking Platform's general and administrative expenses, excluding special mention items, for the third quarter of 1999, as compared with the third quarter of 1998, was due to cost savings initiatives implemented and other efficiencies realized, partially offset by inflationary pressures, including our annual salary increases which were effective March 1, 1999. General and administrative expenses remained relatively constant for the first nine months of 1999, as compared with the first nine months of 1998, as inflationary pressures were offset by cost savings initiatives and efficiencies.

  Home Equity Platform

  The increases in the Home Equity Platform's general and administrative expenses, excluding special mention items, as compared with the respective prior periods, were directly attributable to the increases in the Home Equity Platform's average loan balances during these periods.

  Auto Platform

  The decreases in the Auto Platform's general and administrative expenses, excluding special mention items, as compared with the respective prior periods, were due to efficiencies realized from integrating the operations of this platform with the operations of our consolidated entity and from other restructuring and cost savings initiatives, partially offset by the impact of platform growth and inflationary pressures.

  Commercial Platform

  The slight decreases in the Commercial Platform's general and administrative expenses, excluding special mention items, as compared with the respective prior periods, were due to cost savings initiatives and other efficiencies realized which were largely offset by the impact of platform growth and inflationary pressures.

  Indirect Corporate Overhead

  The decrease in indirect corporate overhead, excluding special mention items, for the third quarter of 1999, as compared with the third quarter of 1998, was due to cost savings initiatives partially offset by inflationary pressures, including our annual salary increases which were effective March 1, 1999. Indirect corporate overhead, excluding special mention items, remained relatively constant for the first nine months of 1999, as compared with the first nine months of 1998, as inflationary pressures and higher expenses in the bank holding company necessary to support our expanding business activities were offset by cost savings initiatives.

  The following tables illustrate the ratio of general and administrative expenses to average total assets, including securitized assets, on an annualized basis for the periods indicated:

	Three Months Ended (Unaudited)
	September 30, 1999	September 30, 1998
	(Dollars in thousands)

General and administrative expenses	$26,769	$30,246

Average total assets, including securitized assets	$5,921,272	$5,689,949

Annualized general and administrative expenses to average total assets, including securitized assets	1.81%	2.13%

	Nine Months Ended (Unaudited)
	September 30, 1999	September 30, 1998
	(Dollars in thousands)

General and administrative expenses	$78,804	$87,218

Average total assets, including securitized assets	$5,812,642	$5,573,768

Annualized general and administrative expenses to average total assets, including securitized assets	1.81%	2.09%

  The following tables illustrate the ratio of general and administrative expenses to average interest-earning assets, including our auto-related operating leased assets and securitized assets, by platform, on an annualized basis for the periods indicated:

	Three Months Ended (Unaudited)
	September 30, 1999	September 30, 1998

Banking Platform	1.57%	1.58%
Home Equity Platform	0.60%	0.55%
Auto Platform	1.16%	2.37%
Commercial Platform	6.12%	12.54%

	Nine Months Ended (Unaudited)
	September 30, 1999	September 30, 1998

Banking Platform	1.52%	1.50%
Home Equity Platform	0.62%	0.62%
Auto Platform	1.44%	2.91%
Commercial Platform	6.87%	13.01%

  The decrease in the ratio for the Banking Platform for the third quarter of 1999, as compared with the third quarter of 1998, was due to lower general and administrative expenses partially offset by lower average interest-earning assets. The increase in the ratio for the Banking Platform for the first nine months of 1999, as compared with the first nine months of 1998, was due to lower average interest-earning assets partially offset by lower general and administrative expenses. The increase in the ratio for the Home Equity Platform for the third quarter of 1999, as compared with the third quarter of 1998, was due to higher general and administrative expenses partially offset by higher average interest-earning assets. The decreases in the ratios for the Auto Platform, as compared with the respective prior periods, were a result of higher average interest-earning assets, including auto-related operating leased assets and securitized assets, due to platform growth and lower general and administrative expenses. The decreases in the ratios for the Commercial Platform, as compared with respective prior periods, were due primarily to higher average interest-earning assets resulting from platform growth.

  Efficiency Ratio

  Another measure that management uses to monitor our level of general and administrative expenses is the efficiency ratio. The efficiency ratio is calculated by dividing the amount of general and administrative expenses by operating revenues, defined as net interest income, as adjusted to include expenses associated with our Capital Securities, the excess of our leasing-related rental income over leasing-related depreciation expense, and other noninterest income, excluding securities and loan and lease gains and losses. This ratio reflects the level of general and administrative expenses required to generate $1 of operating revenue.

  The following tables illustrate the efficiency ratio for the periods indicated:

	Three Months Ended (Unaudited)
	September 30, 1999	September 30, 1998
	(Dollars in thousands)

General and administrative expenses	$26,769	$30,246

Operating revenues, as defined	$51,861	$45,488

Efficiency ratio	51.6%	66.5%

	Nine Months Ended (Unaudited)
	September 30, 1999	September 30, 1998
	(Dollars in thousands)

General and administrative expenses	$78,804	$87,218

Operating revenues, as defined	$149,564	$134,751

Efficiency ratio	52.7%	64.7%

  The improvement in the efficiency ratio for the third quarter of 1999, as compared with the third quarter of 1998, and for the first nine months of 1999, as compared with the first nine months of 1998, was due to higher net interest income, higher net leasing-related rental income, higher noninterest income, including the $1.1 million state tax refund recognized during the first quarter of 1999, and lower general and administrative expenses, partially offset by expenses associated with our 9.76% Capital Securities issued on December 21, 1998.

  Leasing Expenses

  Leasing expenses represent expenses related to our auto leasing activities which began in April 1998. Because the leases are accounted for as operating leases, the corresponding assets are capitalized and depreciated to their estimated residual values over their lease terms. This depreciation expense is included in leasing expenses, along with the amortization of capitalized initial direct lease costs. Leasing expenses were $11.3 million for the third quarter of 1999 as compared $2.5 million for the third quarter of 1998. Leasing expenses for the first nine months of 1999 were $26.9 million as compared with $3.2 million for the first nine months of 1998. The increases in leasing expenses, as compared with the respective prior periods, were due to growth in our auto-related operating lease portfolio.

  Capital Securities

  On December 21, 1998, we issued $90 million in Capital Securities through Bay View Capital I, a business trust formed to issue the securities. The Capital Securities, which were sold in an underwritten public offering, pay quarterly cumulative cash distributions at an annual rate of 9.76% of the liquidation value of $25 per share. Dividend expense on the Capital Securities was $2.2 million for the third quarter of 1999 and $6.7 million for the first nine months of 1999.

  Real Estate Owned Operations and Net Losses (Recoveries) on Real Estate

  The net pre-tax income related to our real estate owned operations, including net losses (recoveries) on real estate, for the third quarter of 1999 was $83,000 as compared with $8,000 for the third quarter of 1998, and was $106,000 for the first nine months of 1999 as compared with $194,000 for the first nine months of 1998.

  Amortization of Intangible Assets

  Amortization expense related to intangible assets was $2.7 million for the third quarter of 1999 as compared with $2.9 million for the third quarter of 1998. Amortization expense related to intangible assets was $8.5 million for both the first nine months of 1999 and the first nine months of 1998. The slight decrease in amortization expense for the third quarter of 1999, as compared with the third quarter of 1998, was due to lower amortization expense in the Banking Platform related to a pool of core deposit intangibles that were fully amortized during the second quarter of 1999.

  Income Tax Expense

  Income tax expense was $7.5 million for the third quarter of 1999 as compared with $4.9 million for the third quarter of 1998. Income tax expense was $20.5 million for the first nine months of 1999 as compared with $14.8 million for the first nine months of 1998. Our effective tax rate was 45.5% for the third quarter of 1999 as compared with 49.5% for the third quarter of 1998. Our effective tax rate for the first nine months of 1999 was 46.4% as compared with 49.1% for the first nine months of 1998. The decreases in the effective tax rates, as compared with the respective prior periods, were primarily due to decreases in the impact of nondeductible goodwill amortization resulting from higher levels of pre-tax income.

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

  The following tables illustrate the reconciliation of net income to earnings excluding amortization of intangible assets, and the corresponding annualized performance return measures, for the periods indicated:

	Three Months Ended (Unaudited)
	September 30, 1999	September 30, 1998
	(Dollars in thousands, except per share amounts)
Net income (1)	$9,034	$5,025
Amortization of intangible assets, net of tax	2,433	2,474

Earnings excluding amortization	$11,467	$7,499

Earnings per diluted share	$0.48	$0.25

Earnings excluding amortization per diluted share	$0.61	$0.37

Return on average assets (2)	0.62%	0.36%

Return on average equity (2)	9.36%	5.17%

Earnings excluding amortization - return on average assets (3)	0.78%	0.54%

Earnings excluding amortization - return on average equity (3)	11.88%	7.71%

Earnings excluding amortization - return on average tangible assets (4)	0.80%	0.55%

Earnings excluding amortization - return on average tangible equity (4)	17.74%	11.91%

	Nine Months Ended (Unaudited)
	September 30,	September 30,
	1999	1998
	(Amounts in thousands, except per share amounts)

Net income (1)	$23,703	$15,320
Amortization of intangible assets, net of tax	7,459	7,349

Earnings excluding amortization	$31,162	$22,669

Earnings per diluted share	$1.25	$0.74

Earnings excluding amortization per diluted share	$1.64	$1.10

Return on average assets (2)	0.55%	0.37%

Return on average equity (2)	8.28%	5.25%

Earnings excluding amortization - return on average assets (3)	0.72%	0.55%

Earnings excluding amortization - return on average equity (3)	10.88%	7.77%

Earnings excluding amortization - return on average tangible assets (4)	0.74%	0.57%

Earnings excluding amortization - return on average tangible equity (4)	16.50%	12.08%

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

      Normalized Net Interest Income and Net Interest Margin

      Normalized net interest income and net interest margin include net rental income from our auto leasing activities (that is, the excess of rental income over depreciation expense on auto-related leased assets), which are principally funded by our deposits, and also include expenses related to our 9.76% Capital Securities. Because our auto leases are accounted for as operating leases, the rental income is reflected as noninterest income and the related expenses, including depreciation expense, are reflected as noninterest expenses, in accordance with GAAP. Normalized net interest income also excludes certain nonrecurring interest income and interest expense items.

      Normalized net interest income for the third quarter of 1999 was $47.2 million as compared with $40.8 million for the third quarter of 1998. Normalized net interest income for the first nine months of 1999 was $135.3 million as compared with $116.5 million for the first nine months of 1998. Normalized net interest margin for the third quarter of 1999 was 3.34% as compared with 3.11% for the third quarter of 1998. Normalized net interest margin for the first nine months of 1999 was 3.26% as compared with 3.03% for the first nine months of 1998.

      The following tables illustrate normalized net interest income and net interest margin, by platform, for the periods indicated:

	Three Months Ended (Unaudited)
	September 30, 1999		September 30, 1998
	Normalized Net Interest Income	Normalized Net Interest Margin	Normalized Net Interest Income	Normalized Net Interest Margin
	(Dollars in thousands)

Banking Platform	$22,338	2.43%	$21,923	2.18%
Home Equity Platform	7,965	4.53	7,362	5.43
Auto Platform (1)	12,941	4.71	8,746	5.93
Commercial Platform	3,925	11.32	2,747	15.18

Total	$47,169	3.34%	$40,778	3.11%

	Nine Months Ended (Unaudited)
	September 30, 1999		September 30, 1998
	Normalized Net Interest Income	Normalized Net Interest Margin	Normalized Net Interest Income	Normalized Net Interest Margin
	(Dollars in thousands)

Banking Platform	$66,536	2.34%	$71,511	2.24%
Home Equity Platform	24,051	4.82	14,491	5.40
Auto Platform (1)	34,234	4.85	22,650	6.54
Commercial Platform	10,472	11.89	7,834	16.58

Total	$ 135,293	3.26%	$116,486	3.03%

      (1) The Auto Platform commenced its leasing activities effective April 1, 1998. The Auto Platform's margin does not reflect the tax benefit associated with its leasing activities (that is, the losses generated for income tax purposes during the early lease periods).

      The increases in normalized net interest income and net interest margin, as compared with the respective prior periods, were largely attributable to higher net rental income from our auto leasing activities, the declines in our funding costs and increases in average interest-earning assets, partially offset by growth in our auto leases, which generate yields that are lower at the inception of the lease and then increase over the term of the lease, combined with the impact of our Capital Securities issued on December 21, 1998.

      The following table illustrates interest-earning assets, including our auto-related operating leased assets, by platform, as of the dates indicated:

	(Unaudited)
	At	At
	September 30,	December 31,
	1999	1998
	(Dollars in thousands)

Banking Platform	$3,667,598	$3,816,993
Home Equity Platform	737,132	657,148
Auto Platform	1,133,069	753,581
Commercial Platform (1)	148,526	94,888

Total	$5,686,325	$5,322,610

        (1) Amounts exclude asset-based commercial participation loans originated by the Commercial Platform for the Banking Platform totaling $58.6 million at September 30, 1999 and $18.3 million at December 31, 1998.

        The following tables illustrate average interest-earning assets, including our auto-related operating leased assets, by platform, for the periods indicated:

	Average Interest-Earning Assets for the Three Months Ended (Unaudited)
	September 30,	September 30,
	1999	1998
	(Dollars in thousands)

Banking Platform	$3,738,678	$4,076,379
Home Equity Platform	708,391	545,782
Auto Platform	1,081,534	585,829
Commercial Platform	137,297	71,827

Total (1)	$5,665,900	$5,279,517

	Average Interest Earning Assets for the Nine Months Ended (Unaudited)
	September 30, 1999	September 30, 1998
	(Dollars in thousands)

Banking Platform	$3,779,465	$4,232,096
Home Equity Platform	669,032	358,561
Auto Platform	938,982	462,122
Commercial Platform	117,997	63,148

Total (1)	$5,505,476	$5,115,927

        (1) Amounts exclude asset-based commercial participation loans originated by the Commercial Platform for the Banking Platform. The average balance of these loans was $53.0 million for the three months ended September 30, 1999 and $7.8 million for the three months ended September 30, 1998. The average balance of these loans was $43.9 million for the nine months ended September 30, 1999 and $3.1 million for the nine months ended September 30, 1998.

        Balance Sheet Analysis

        Our total assets were $5.9 billion at September 30, 1999 as compared with $5.6 billion at December 31, 1998. The increase in total assets was largely due to loan and lease originations and purchases of approximately $2.0 billion during the first nine months of 1999 exceeding prepayments on loans, leases and mortgage-backed securities of approximately $1.2 billion and the sale of $450 million in multi-family COFI-based loans during this same period. Loan purchases for the first nine months of 1999 included $793 million in franchise loans purchased in connection with our acquisition of FMAC.

        Securities

        We maintain a portfolio of mortgage-backed securities, including securities issued by Freddie Mac, Fannie Mae and the Government National Mortgage Association and senior tranches of collateralized mortgage obligations.

        The following table illustrates our securities portfolio as of the dates indicated:

	(Unaudited)
	September 30, 1999		December 31, 1998
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Available-for-sale
Investment securities	$ 4,353	$ 4,024	$5,544	$ 5,319

Mortgage-backed securities:
Issued by Freddie Mac, Fannie Mae and the Government National Mortgage Association	10,786	10,636	13,257	13,143
Collateralized mortgage obligations	366	366	473	473

	11,152	11,002	13,730	13,616

Held-to-maturity
Investment securities	$ 9,997	$ 9,997	$-	$ -

Mortgage-backed securities:
Issued by Freddie Mac, Fannie Mae and the Government National Mortgage Association	397,067	389,483	403,512	402,740

Issued by other financial intermediaries	24,000	24,149	41,759	42,349
Collateralized mortgage obligations	155,329	148,766	176,502	176,283

	576,396	562,398	621,773	621,372

	$601,898	$587,421	$641,047	$640,307

        We purchased $80 million in mortgage-backed government agency securities during the first nine months of 1999. There were no sales of mortgage-backed securities during the first nine months of 1999. There were no purchases of mortgage-backed securities during the first nine months of 1998. We sold $234 million in mortgage-backed securities from our available-for-sale portfolio during the first nine months of 1998 consistent with our interest rate risk and balance sheet management strategies. The decrease in mortgage-backed securities at September 30, 1999, as compared with December 31, 1998, was primarily due to prepayments, including normal amortization, partially offset by the aforementioned purchase of $80 million in mortgage-backed securities.

        Mortgage-backed securities pose risks not associated with fixed maturity bonds, primarily related to the ability of the borrower to prepay the underlying loan with or without penalty. This risk, known as prepayment risk, may cause the mortgage-backed securities to remain outstanding for a period of time different than that assumed at the time of purchase. When interest rates decline, prepayments generally tend to increase, causing the average expected remaining maturity of the mortgage-backed securities to decline. Conversely, if interest rates rise, prepayments tend to decrease, lengthening the average expected remaining maturity of the mortgage-backed securities.

        Loans and Leases

        The following table illustrates our loan and lease portfolio as of the dates indicated:

	(Unaudited)
	September 30, 1999	December 31, 1998
	(Dollars in thousands)
Banking Platform:
Mortgage loans
Single-family	$1,114,332	$1,515,413
Multi-family	596,945	1,015,980
Commercial real estate	322,031	338,220

Total mortgage loans	2,033,308	2,869,613
Franchise loans	747,657	-
Asset-based commercial participation loans	58,601	18,322
Other	38,046	39,039

Total Banking Platform	2,877,612	2,926,974
Home Equity Platform	704,895	622,797
Auto Platform (1)	713,387	546,806
Commercial Platform	148,526	94,888

Total loans and leases, gross	4,444,420	4,191,465
Premiums and discounts and deferred fees and costs	71,773	45,209
Allowance for losses on loans and leases	(45,346)	(45,405)

Total loans and leases, net	$4,470,847	$4,191,269

        (1) Amounts exclude auto-related operating leased assets reported separately from loans and leases totaling $399.4 million at September 30, 1999 and $183.5 million at December 31, 1998.

        On July 30, 1999, $450 million in multi-family loans indexed to COFI were sold, resulting in a $2.6 million pre-tax gain recorded in noninterest income. This sale, which was consistent with the funding assumptions previously announced related to our acquisition of FMAC, significantly reduced both our northern California geographic concentration risk and our interest rate risk exposure related to COFI-based assets. Additionally, during the third quarter of 1999, $50 million in home equity loans and $7 million in single-family mortgage loans were transferred from loans and leases held-for-investment to loans and leases held-for-sale in anticipation of our sale of these loans during the fourth quarter of 1999. A $220,000 pre-tax loss was recorded upon the transfer of these loans to held-for-sale during the third quarter of 1999.

        Management's strategy is to supplement our loan and lease production with purchases of high-quality consumer and commercial loans and leases with higher risk-adjusted yields relative to mortgage-based assets. Our loan and lease production for the first nine months of 1999 was consistent with our strategy of focusing on generating high-quality consumer and commercial assets combined with generating high-quality assets within the Banking Platform (for example, multi-family and commercial mortgage and business loans). Loan purchases for the first nine months of 1999 included $793 million in FMAC franchise loans. The following tables illustrate loans and leases originated and purchased, including auto-related operating leased assets, for the periods indicated:

	Three Months Ended (Unaudited)
	September 30, 1999	September 30, 1998
	(Dollars in thousands)
Loan and Lease Originations:
Real estate	$96,885	$42,581
Home equity	20,351	13,244
Motor vehicle	173,284	182,318
Commercial	48,320	18,872
Other	35,595	4,681

Total originations	374,435	261,696

Loan Purchases:
Real estate	9,603	3,477
Home equity	111,666	92,451
Motor vehicle	56,572	17,652
FMAC franchise loans	278,258	-

Total purchases	456,099	113,580

Total	$830,534	$375,276

	Nine Months Ended (Unaudited)
	September 30, 1999	September 30, 1998
	(Dollars in thousands)
Loan and Lease Originations:
Real estate	$207,468	$114,907
Home equity	48,859	31,070
Motor vehicle	517,285	428,009
Commercial	128,828	47,437
Other	45,351	12,596

Total originations	947,791	634,019

Loan Purchases:
Real estate	19,456	413,891
Home equity	162,834	385,884
Motor vehicle	108,179	56,399
FMAC franchise loans	793,000	-

Total purchases	1,083,469	856,174

Total	$2,031,260	$1,490,193

          Credit Quality

          We define nonperforming assets as nonaccrual loans and leases, real estate owned and other repossessed assets. We define nonaccrual loans and leases as loans and leases 90 days or more delinquent as to principal and interest payments (unless the principal and interest are well secured and in the process of collection) and loans and leases less than 90 days delinquent designated as nonperforming when we determine that the full collection of principal and/or interest is doubtful. Troubled debt restructurings are defined as loans and leases that have been modified (due to borrower financial difficulties) to allow a stated interest rate and/or a monthly payment lower than those prevailing in the market.

          Overall credit quality has continued to improve as evidenced by the nonperforming assets and delinquency trends presented below. The following table illustrates our nonperforming assets:

	(Unaudited)
	September 30, 1999	December 31, 1998
	(Dollars in thousands)

Nonaccrual loans and leases	$ 10,408	$ 14,700
Real estate owned	1,639	2,666
Other repossessed assets	1,593	654

Nonperforming assets	13,640	18,020
Troubled debt restructurings	935	777

Total	$ 14,575	$ 18,797

          The following table illustrates, by platform, nonperforming assets and nonperforming assets as a percentage of total assets, excluding loans and leases held-for-sale:

	Nonperforming Assets as a Percentage of Consolidated Assets (Unaudited)
	September 30, 1999		December 31, 1998
	(Dollars in thousands)

Banking Platform	$8,871	0.15%	$15,293	0.27%
Home Equity Platform	2,625	0.04	1,287	0.02
Auto Platform	1,298	0.02	1,090	0.02
Commercial Platform	846	0.02	350	0.01

Total	$13,640	0.23%	$18,020	0.32%

          The following table illustrates, by platform, loans and leases delinquent 60 days or more as a percentage of gross loans and leases, excluding loans and leases held-for-sale:

	Loans and Leases Delinquent 60 Days or More as a Percentage of Gross Loans and Lease (Unaudited)
	September 30, 1999		December 31, 1998
	(Dollars in thousands)

Banking Platform	$8,340	0.19%	$15,928	0.38%
Home Equity Platform	6,663	0.15	4,048	0.09
Auto Platform	1,536	0.04	1,676	0.04
Commercial Platform	846	0.02	350	0.01

Total	$17,385	0.40%	$22,002	0.52%

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

            The allowance for losses on loans and leases at September 30, 1999 was $45.3 million as compared with $45.4 million at December 31, 1998. The slight decrease in the allowance for losses on loans and leases was due to net charge-offs exceeding the provision for losses on loans and leases during the first nine months of 1999.

            The following table illustrates the allowance for losses on loans and leases as a percentage of nonperforming assets and gross loans and leases, excluding loans and leases held-for-sale:

	Allowance for Losses on Loans and Leases as a Percentage of Specified Assets (Unaudited)
	September 30, 1999		December 31, 1998
	(Dollars in thousands)
	Assets	Percent	Assets	Percent

Nonperforming assets	$13,640	332%	$18,020	252%
Gross loans and leases, excluding loans and leases held-for-sale	$4,387,690	1.03%	$4,191,465	1.08%

            The following table illustrates the changes in the allowance for losses on loans and leases for the periods indicated:

	(Unaudited)
	Three Months Ended September 30, 1999	Nine Months Ended September 30, 1999	Year Ended December 31, 1998
	(Dollars in thousands)

Beginning balance	$44,453	$45,405	$38,458
Reserves related to acquisitions	-	-	11,374
Charge-offs:
Real Estate and Other	(78)	(666)	(2,480)
Home Equity	(4,236)	(14,165)	(7,152)
Auto	(1,654)	(5,651)	(8,604)
Commercial	(976)	(1,536)	(828)

	(6,944)	(22,018)	(19,064)

Recoveries:
Real Estate and Other	11	330	2,290
Home Equity	356	959	456
Auto	419	1,388	2,599
Commercial	51	171	178

	837	2,848	5,523
Net charge-offs	(6,107)	(19,170)	(13,541)
Provision for losses on loans and leases	7,000	19,111	9,114

Ending balance	$45,346	$45,346	$45,405

Net charge-offs to average loans and leases (annualized)	0.55%	0.58%	0.32%

            The increase in the percentage of net charge-offs to average loans and leases for the first nine months of 1999, as compared with the year ended December 31, 1998, was due to an increase in annualized net charge-offs partially offset by an increase in average loan and lease balances. The increase in annualized net charge-offs was due to the continued change-out of our balance sheet toward higher-risk, yet higher-yielding, consumer and commercial assets.

            Deposits

            As a primary part of our business, we generate deposits for the purpose of funding loans, leases and securities. The following table illustrates deposits as of the dates indicated:

	(Unaudited)
	September 30, 1999			December 31, 1998
	Amount	% of Total Deposits	Weighted Average Rate	Amount	% of Total Deposits	Weighted Average Rate
	(Dollars in thousands)

Transaction accounts	$ 1,755,989	47.8%	3.26%	$ 1,627,275	49.8%	3.15%
Retail certificates of deposit	1,620,784	44.1	4.81	1,642,362	50.2	5.20
Brokered certificates of deposit	299,574	8.1	5.54 5.03	-	-	-

Total	$ 3,676,347	100.0%	4.11%	$ 3,269,637	100.0%	4.20%

            Borrowings

            We utilize collateralized advances from the Federal Home Loan Bank of San Francisco and other borrowings, such as senior and subordinated debt, capital securities, warehouse lines, and securities sold under agreements to repurchase (also known as reverse repurchase agreements), on a collateralized and noncollateralized basis, for various purposes including the funding of loans, leases and securities as well as to support the execution of our business strategies.

            The following table illustrates outstanding borrowings as of the dates indicated:

	(Unaudited)
	September 30, 1999	December 31, 1998
	(Dollars in thousands)

Advances from the Federal Home Loan Bank of San Francisco	$ 1,461,700	$1,653,300
Securities sold under agreements to repurchase	28,749	25,302
Other borrowings)	119,122	5,077
Subordinated Notes, net	149,485	99,437
Senior Debentures	-	50,000
Capital Securities	90,000	90,000

Total	$ 1,849,056	$1,923,116

            Our $50 million of 8.42% Senior Debentures matured on June 1, 1999. On July 15, 1999, Bay View Bank, our wholly owned subsidiary, obtained an initial $350 million warehouse facility. The committed facility, which has a one-year term, was established to provide financing for franchise loans. The balance of the warehouse line was $115.6 million at September 30, 1999. On August 18, 1999, Bay View Bank issued $50 million of 10% Subordinated Notes, which mature in August 2009. The lower borrowing level at September 30, 1999, as compared with December 31, 1998, was due primarily to the paydown of Federal Home Loan Bank advances, related primarily to the sale of $450 million in multi-family COFI-based loans that were pledged as underlying collateral, and higher deposit balances, largely attributable to the acquisition of the Luther Burbank Savings branches, internal deposit growth, and the use of brokered certificates of deposit as an alternative funding source. We anticipate that the balances Liquidity

            The objective of our liquidity management program is to ensure that funds are available in a timely manner to meet loan demand and depositors' needs, and to service other liabilities as they come due, without causing an undue amount of cost or risk, and without causing a disruption to normal operating conditions.

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

            The ability to attract a stable, low-cost base of deposits is a significant source of liquidity. Other sources of liquidity available to us include short-term borrowings, which consist of advances from the Federal Home Loan Bank of San Francisco, reverse repurchase agreements, warehouse lines, and other short-term borrowing arrangements. Our liquidity requirements can also be met through the use of our portfolio of liquid assets. Liquid assets, as defined by us, include cash and cash equivalents in excess of the minimum levels necessary to carry out normal business operations, federal funds sold, commercial paper, and other short-term investments.

            Capital Resources

            Management seeks to maintain adequate capital to support anticipated asset growth and credit risks, and to ensure that Bay View Capital Corporation and Bay View Bank are in compliance with all regulatory capital guidelines. The primary sources of new capital during the third quarter of 1999 were the retention of earnings and $50 million in Subordinated Notes issued by Bay View Bank, our wholly owned subsidiary, on August 18, 1999. The Subordinated Notes, which mature in August 2009, qualify as Tier 2 capital for regulatory purposes. The proceeds from the notes were used for, among other things, the payment of dividends to us to partially fund our acquisition of FMAC and for our general corporate purposes.

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

            Stockholders' equity totaled $388.7 million at September 30, 1999 as compared with $377.8 million at December 31, 1998. This increase was largely due to our earnings during the first nine months of 1999, partially offset by dividends declared and common stock repurchased. Tangible stockholders' equity, which excludes intangible assets, was $257.4 million at September 30, 1999 as compared with $243.7 million at December 31, 1998. This increase was largely due to our earnings combined with the amortization of intangible assets, partially offset by dividends declared and common stock repurchased.

            The following table illustrates the reconciliation of our stockholders' equity to tangible stockholders' equity as of the dates indicated:

(Unaudited)
	At September 30, 1999	At December 31, 1998
(Dollars in thousands)

Stockholders' equity	$ 388,652	$ 377,811
Intangible assets	(131,300)	(134,088)

Tangible stockholders' equity	$ 257,352	$ 243,723

Book value per share	$ 20.80	$ 19.77

Tangible book value per share	$ 13.77	$ 12.75

            The following table illustrates the changes in our tangible stockholders' equity for the periods indicated:

	(Unaudited)
	Nine Months Ended September 30, 1999	Year Ended December 31, 1998
	(Dollars in thousands)

Beginning tangible stockholders' equity	$ 243,723	$ 144,120
Net income	23,703	22,719
Acquisition of AFEH	-	210,000
Intangible assets generated from acquisitions accounted for under the purchase method of accounting	-	(115,734)
Intangible assets generated from branch acquisitions	(6,154)	-
Amortization of intangible assets	8,532	11,372
Repurchase of common stock	(8,381)	(24,063)
Exercise of stock options	396	3,269
Cash dividends declared	(5,748)	(8,069)
Other	1,281	109

Ending tangible stockholders' equity	$ 257,352	$ 243,723

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

            Bay View Bank's regulatory capital levels at September 30, 1999 exceeded both the minimum requirements as well as the requirements necessary to be considered well-capitalized as illustrated in the following table:

	(Unaudited)
	Actual		Minimum Requirement		Well-Capitalized Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Tier 1 Leverage	$399,795	7.02%	$227,792	4.00%	$284,740	5.00%
Tier 1 Risk-based	$399,795	8.57%	$186,625	4.00%	$279,938	6.00%
Total Risk-based	$495,141	10.61%	$373,251	8.00%	$466,564	10.00%

            Bay View Capital Corporation's regulatory capital levels at September 30, 1999 exceeded both the Federal Reserve Board's minimum requirements as well as the requirements necessary to be considered well-capitalized by the Federal Reserve Board as illustrated in the following table:

	(Unaudited)
	Actual		Minimum Requirement		Well-Capitalized Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Tier 1 Leverage	$343,572	5.98%	$229,749	4.00%	-	-
Tier 1 Risk-based	$343,572	7.24%	$189,794	4.00%	$284,691	6.00%
Total Risk-based	$542,510	11.43%	$379,588	8.00%	$474,485	10.00%

            Share Repurchase Program

            In August 1998, our Board of Directors authorized a total of $50 million in share repurchases. Since August 1998, we have repurchased 1,656,500 shares at an average cost of $19.59. At September 30, 1999, we had approximately $17.6 million in remaining authorization available for future share repurchases. We intend to continue share repurchases prospectively, subject to our projected and actual capital needs, and to measure acquisition and other investment opportunities relative to the risk-free returns associated with share repurchases.

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

              Inventorying Year 2000 items;
              Assessing the Year 2000 compliance of items determined to be material to us;
              Upgrading or replacing material items that are determined not to be Year 2000 compliant and testing material items;
              Designing and implementing contingency and business continuation plans; and

               5.   Assessing the status of third-party risks.

            In the first phase, we conducted a thorough evaluation of current information technology systems, software and embedded technologies, resulting in the identification of 16 mission critical systems that could be affected by Year 2000 issues. Non-information technology systems such as climate control systems, elevators and vault security equipment were also surveyed. This phase of the Year 2000 compliance program is complete.

            In the second phase, results from the systems inventory were assessed to determine the Year 2000 impact and what actions were required to obtain Year 2000 compliance. For our internal systems, actions needed ranged from third-party vendor application upgrades to PC, server and network equipment replacement. Further, we surveyed information regarding Year 2000 readiness for our material third-party suppliers of information systems and services. This phase of the Year 2000 compliance program is complete.

            The third phase includes the upgrading, replacement and/or refinement of systems and testing. The software conversion of our mission critical systems is substantially complete. Each of the upgrades or replacements, to the extent economically feasible, is tested to see how well it integrates with our overall data processing environment. Final "future-date" testing of system upgrades and replacements is complete.

            The fourth phase relates to contingency plans. While we are reasonably certain that our internal Year 2000 compliance program will be successful, there could be other external operational issues regarding the Year 2000 process that may prevent us from successfully implementing our Year 2000 compliance program. If these other external operational issues occur and remain unresolved, we could be required to implement a contingency plan for Year 2000 compliance. Our Year 2000 contingency plans are complete, although we continue to evaluate them as needed.

            The final phase, assessing external third-party risks, includes the process of identifying and prioritizing critical suppliers and customers at the direct interface level, as well as other material relationships with third parties, including various exchanges, clearing houses, other banks, telecommunication companies, and public utilities. This evaluation includes communicating with the third parties about their plans and progress in addressing Year 2000 issues. Detailed evaluations of the most critical third parties are complete with follow-up reviews scheduled through the remainder of 1999.

            Our total costs associated with required modifications to become Year 2000 compliant are estimated at approximately $1.9 million, a portion of which has been, and will continue to be, a reallocation of internal resources and, therefore, does not represent incremental expense to us. The total amount of pre-tax costs incurred through September 30, 1999 related to the Year 2000 issue was approximately $1.3 million.

            Risks

            Failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect our results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting primarily from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, we are unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on our results of operations, liquidity and financial condition. Our Year 2000 compliance program will reduce levels of uncertainty about Year 2000 issues including questions as to the compliance and readiness of our material third-party providers. We believe that the implementation of new and/or upgraded business systems and completion of the Year 2000 compliance program has significantly reduced the possibility of major interruptions to normal operations.

            Impact of New Accounting Standards

            In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative. We currently utilize interest rate exchange agreements to hedge cash flows associated with current and anticipated transactions. To the extent these interest rate exchange agreements qualify as a cash flow hedge under Statement No. 133, the effective portion of the derivative's gain or loss would be initially reported as a component of other comprehensive income (outside of earnings) and subsequently reclassified into earnings when the forecasted transaction affected earnings. Statement No. 133, as amended by Statement of Financial Accounting Standards No. 137, will be effective for the fiscal quarter beginning January 1, 2001. We are in the process of evaluating the impact that the adoption of Statement No. 133 will have on our consolidated financial condition, results of operations or cash flows. Although the acquisition of FMAC was consummated prior to the filing of this document, management has not had sufficient opportunity to address the impact of this statement with respect to FMAC.

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

            Item 3. Quantitative and Qualitative Disclosures About Market Risk

            Asset and Liability Management

            The objective of our asset and liability management activities is to improve earnings by adjusting the type and mix of assets and liabilities to effectively address changing conditions and risks. Through overall management of our balance sheet and by controlling various risks, we seek to optimize our financial returns within safe and sound parameters. Our operating strategies for attaining this objective include managing net interest margin through appropriate risk/return pricing of assets and liabilities, increasing transaction accounts as a percentage of interest-bearing liabilities and reducing our cost of funds, utilizing our capital position to boost our earnings power through the origination or purchase of quality assets with higher risk-adjusted yields, controlling noninterest expense, enhancing noninterest income, and utilizing improved information systems to facilitate the analysis of the profitability of business platforms. We also utilize interest rate exchange agreements and other hedging strategies to reduce our exposure to fluctuations in interest rates and perform internal analyses to measure, evaluate and monitor risk.

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

            Interest Rate Exchange Agreements (Swaps)

            We use interest rate exchange agreements (i.e., swaps) to reduce the interest rate risk related to certain assets and liabilities. Interest rate swaps involve the exchange of fixed-rate and floating-rate interest payment obligations without the exchange of the underlying notional amounts. We were a party to interest rate swaps with notional principal amounts of $257 million at September 30, 1999 and $366 million at December 31, 1998 which involve the receipt of floating interest rates (based on three-month LIBOR) and payment of fixed interest rates on the underlying notional amounts.

            Interest rate risk is the most significant market risk impacting us; however, other types of market risk also affect us in the normal course of our business activities. The impact on us resulting from other market risks is immaterial and no separate quantitative information related to such market risks is necessary. We do not maintain a portfolio of trading securities and do not intend to engage in such activities in the foreseeable future.

            Interest Rate Sensitivity

            Our monitoring activities related to managing interest rate risk include both interest rate sensitivity "gap" analysis and the use of a simulation model. While traditional gap analysis provides a simple picture of the interest rate risk embedded in the balance sheet, it provides only a static view of interest rate sensitivity at a specific point in time and does not measure the potential volatility in forecasted results relating to changes in market interest rates over time. Accordingly, we combine the use of gap analysis with the use of a simulation model which provides a dynamic assessment of interest rate sensitivity.

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

            The following table illustrates our combined asset and liability repricing as of September 30, 1999:

	Repricing Period (Unaudited)
	Under One Year	Between One and Three Years	Between Three and Five Years	Over Five Years	Total
	(Dollars in thousands)
Assets:
Cash and investments	$159,890	$-	$-	$23,392	$183,282
Mortgage-backed securities and loans and leases (1)	2,653,020	1,901,760	564,332	383,931	5,503,043

Total interest rate sensitive assets	$2,812,910	$1,901,760	$564,332	$407,323	$5,686,325

Liabilities
Deposits:
Transaction accounts	$1,071,166	$489,162	$130,441	$65,220	$1,755,989
Certificates of deposit	1,371,214	240,394	7,580	1,596	1,620,784
Brokered certificates of deposit	299,574	-	-	-	299,574
Borrowings (2)	889,922	262,203	324,444	372,487	1,849,056

Total interest rate sensitive liabilities	$3,631,876	$991,759	$462,465	$439,303	$5,525,403

Repricing gap-positive (negative) before impact of interest rate swaps	$(818,966)	$910,001	$101,867	$(31,980)	$160,922

Impact of interest rate swaps	231,500	(129,000)	(25,000)	(77,500)

	$(587,466)	781,001	76,867	(109,480)

Cumulative repricing gap-positive (negative)	$(587,466)	$193,535	$270,402	$160,922

            (1) Based on assumed annual prepayment and amortization rates which approximate our historical experience
            (2)             Includes Capital Securities

            The simulation model discussed above also provides the Asset and Liability Committee with the ability to simulate our net interest income. In order to measure, as of September 30, 1999, the sensitivity of our forecasted net interest income to changing interest rates, both a rising and falling interest rate scenario were projected and compared to a base market interest rate forecast derived from the current treasury yield curve. For the rising and falling interest rate scenarios, the base market interest rate forecast was increased or decreased, on an instantaneous and sustained basis, by 100 and 200 basis points. At September 30, 1999, our net interest income exposure related to these hypothetical changes in market interest rates was within our policy guidelines as illustrated in the following table:

	Increase/(Decrease) in Net Interest Income (Unaudited)
Projected effect:	-200 bp	-100 bp	+100 bp	+200 bp
Net interest income without swaps	$207,040	$197,370	$179,537	$168,854
Net interest income with swaps	$200,714	$193,131	$179,470	$170,873
Impact of swaps	$(6,326)	$(4,239)	$(67)	$2,019
% Increase (decrease) from base net interest income, with swaps	7.45%	3.39%	(3.92%)	(8.52%)
Policy guideline	(15.00%)	(10.00%)	(10.00%)	(15.00%)

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

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings
None
Item 2.	Changes in Securities
None
Item 3.	Defaults Upon Senior Securities
None
Item 4.	Submission of Matters to a Vote of Security Holders
None
Item 5.	Other Information
None
Item 6.	Exhibits and Reports on Form 8-K

            a(i) Amendment No. One to Bay View Capital Corporation's Amended and Restated 1986 Stock Option and Incentive Plan effective July 22, 1999 (Exhibit 10)

            Amendment No. One to Bay View Capital Corporation's Amended and Restated 1995 Stock Option and Incentive Plan effective July 22, 1999 (Exhibit 10.1)

            Amendment No. Two to Bay View Capital Corporation's Amended and Restated 1995 Stock Option and Incentive Plan effective October 14, 1999 (Exhibit 10.2)

            Bylaws of Bay View Capital Corporation (Exhibit 10.3)

            a(ii). Computation of Ratios of Earnings to Fixed Charges (Exhibit 12)

            a(iii). Financial Data Schedule (Exhibit 27)

            b(i) The Registrant filed the following report on Form 8-K dated June 22, 1999 during the three months ended September 30, 1999:

            The Registrant entered into an Election and Registration Agreement with FMAX Holdings, L.L.C. in connection with the merger of FMAC into Bay View Capital Corporation. Pursuant to the Agreement, FMAX agreed to elect to receive cash consideration in the merger with respect to all shares of FMAC common stock owned by FMAX, and we agreed to file a registration statement under the Securities Act of 1933, as amended, relating to any shares of our common stock to be received by FMAX in the merger.

            b(ii) The Registrant filed the following report on Form 8-K dated August 25, 1999 during the three months ended September 30, 1999:

            The Registrant entered into an Amendment to the Agreement and Plan of Reorganization, dated as of March 11, 1999, by and between FMAC and Bay View Capital Corporation.

            Pursuant to the Amendment, each FMAC shareholder will have the option to elect to receive for each share of FMAC common stock held either $9.80 in cash or .5444 shares of Bay View common stock, provided that the FMAC shareholder elections are subject to the aggregate number of shares of FMAC common stock to be exchanged for Bay View common stock being equal to 85% of the number of shares of FMAC common stock outstanding immediately prior to closing. The Merger Agreement provisions (i) limiting Bay View common stock ownership by any FMAC shareholder immediately following the merger to 9.99% of the Bay View common stock on a pro forma basis, and (ii) providing FMAC with a termination right in the event the average Bay View common stock price is below $17.50, have been eliminated.

            SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAY VIEW CAPITAL CORPORATION Registrant

DATE: November 12, 1999	BY:/s/ David A. Heaberlin David A. Heaberlin Executive Vice President and Chief Financial Officer (Principal Financial Officer)

BY: /s/ Scott H. Ray Scott H. Ray Senior Vice President and Controller (Principal Accounting Officer)