Form 10-K405
period 1999-12-31
BAY VIEW CAPITAL CORP
filed 2000-03-27
CIK 840387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 0-14879

BAY VIEW CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-3078031
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1840 Gateway Drive
San Mateo, California	94404
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 312-7200

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share
Stock Purchase Rights
9 1 /8 Subordinated Notes due 2007
(Title of class)

Securities registered pursuant to Section 12 (g) of the Act:

None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.   YES  ☒     NO  ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

         As of January 31, 2000, there were outstanding 32,562,942 shares of the registrant’s Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of January 31, 2000, was $287,060,915. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant).

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10K—Portions of Definitive Proxy Statement for 2000 Annual Meeting of Stockholders

FORM 10-K

FORWARD-LOOKING STATEMENTS

         This Form 10-K contains forward-looking statements which describe our future plans, strategies and expectations. All forward-looking statements are based on assumptions and involve risks and uncertainties, many of which are beyond our control and which may cause our actual results, performance or achievements to differ materially from the results, performance or achievements that we anticipate. Factors that might affect forward-looking statements include, among other things:

•	the demand for our products;

•	actions taken by our competitors;

•	tax rate changes, new tax laws and revised tax law interpretations;

•	adverse changes occurring in securities markets;

•	inflation and changes in prevailing interest rates that reduce our margins or the fair value of the financial instruments we hold;

•	economic or business conditions, either nationally or in our market areas, that are worse than we expect;

•	legislative or regulatory changes that adversely affect our business;

•	our inability to identify suitable future acquisition candidates;

•	the timing, impact and other uncertainties of our acquisitions and our success or failure in the integration of their operations;

•	our ability to enter new geographic and product markets successfully and capitalize on growth opportunities;

•	technological changes that are more difficult or expensive than we expect;

•	increases in delinquencies and defaults by our borrowers and other loan delinquencies;

•	increases in our provision for losses on loans and leases;

•	our inability to sustain or improve the performance of our subsidiaries;

•	our inability to achieve the financial goals in our strategic plans, including any financial goals related to both contemplated and consummated acquisitions;

•	the outcome of lawsuits or regulatory disputes;

•	credit and other risks of lending, leasing and investment activities; and

•	our inability to use the net operating loss carryforwards we currently have.

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

PART I

Item 1.    Business

General

         Bay View Capital Corporation, incorporated under the laws of the state of Delaware in 1989, is a $6.5 billion bank holding company headquartered in San Mateo, California. Our primary subsidiary is Bay View Bank, N.A., a commercial bank that operates 57 full service branches throughout the greater San Francisco Bay Area. Our other wholly owned subsidiaries include Bay View Securitization Corporation, Bay View Capital I and FMAC Insurance Services, Inc.

         Bay View Bank was organized in 1911 and became a wholly owned subsidiary of Bay View Capital Corporation in 1989 upon our formation as a bank holding company. Prior to 1996, Bay View Bank generated a majority of its earnings from relatively low-yielding mortgage-based assets funded primarily by certificates of deposit. In late 1995, we installed a senior management team with extensive commercial bank experience. We then embarked upon a business plan to enhance earnings by systematically changing-out our balance sheet, replacing lower-yielding mortgage-based loans with consumer and commercial loans and leases with higher risk-adjusted returns and enhancing and expanding our deposit base by attracting and retaining lower cost transaction accounts, and ultimately converting Bay View Bank from a thrift to a commercial bank. This conversion was officially consummated in 1999 when Bay View Bank obtained a national bank charter. (See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further details regarding our conversion strategy).

         In executing our business plan to transform Bay View Bank into a commercial bank, we made several strategic acquisitions since 1996 to form key business divisions. In June 1996, we formed our auto lending division to provide financing options through auto dealers nationwide. In April 1997, we formed our commercial lending division to provide customized financing to emerging, small and middle-market businesses throughout the country. In January 1998, we acquired an additional 36 banking branches, creating the largest deposit franchise operating exclusively in the San Francisco Bay Area. And, most recently, in November 1999, we acquired Franchise Mortgage Acceptance Company, a national leader in franchise lending, and its wholly owned multi-family lending division, Bankers Mutual, collectively referred to as FMAC. (See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further details of our FMAC acquisition).

Business Overview

         Our principal business activity as a traditional commercial bank is to earn interest on loans, leases and investment securities that are funded by customer deposits and other borrowings. Our difference between the interest received and the interest paid has historically comprised the majority of our earnings. Our primary lending activities consist of multi-family and commercial real estate loans, consumer auto and home equity lending, and commercial business and franchise financing. With the acquisition of FMAC in November 1999, our future earnings will be significantly affected by our ability to securitize and/or sell franchise loans and leases. Our 57 branch deposit franchise provides personalized banking services to individuals and businesses and is the significant source of funding for our lending operations. The operating results of our major business segments are accounted for and presented by platform. (See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further details and financial information related to the Banking Platform, the Home Equity Platform, the Auto Platform, and the Commercial Platform).

Lending Activities

     Real Estate Lending

         At December 31, 1999, real estate loans totaled $1.9 billion, representing 43.2% of our gross loan and lease portfolio. The real estate loan portfolio is comprised of single-family residential mortgage loans, multi-family residential mortgage loans and nonresidential commercial real estate loans.

         Single-Family Residential Mortgage Loans (one to four units)—At December 31, 1999, loans secured by single-family residential real estate totaled $940.2 million, representing 21.6% of our gross loan and lease portfolio. These loans are primarily adjustable-rate mortgages, sometimes referred to as ARMs, and generally have original terms of 30 years. We discontinued originating single-family loans in 1996 and, as a result, the portfolio of single-family loans decreased as these loans pay off. We anticipate that this portfolio will continue to decline as a percentage of our assets as we continue to generate and purchase other assets which provide higher risk-adjusted yields. During 1999, we sold $105 million in northern California single-family mortgage loans that were indexed to the Eleventh District Cost of Funds Index, sometimes referred to as COFI. COFI is considered a lagging index because its interest rate movements generally lag behind changes in market interest rates. This sale reduced our interest rate risk exposure to COFI-based assets, our concentration of lower-yielding mortgage loans and our geographic concentration risk.

         Multi-Family Residential Mortgage Loans (five or more units)—At December 31, 1999, loans secured by multi-family residential real estate totaled $622.8 million, representing 14.3% of our gross loan and lease portfolio. The loans that we hold in our portfolio are primarily fully-amortizing ARMs with original terms of 30 years or 15-year ARMs with monthly payments calculated on a 30-year amortization period with a balloon payment due at maturity. Prior to 1996, we originated ARMs that were indexed to COFI. Since that time, our originations have been based on indexes other than COFI, such as the London Interbank Offered Rate, or LIBOR, to avoid the associated interest rate risk that the COFI index creates. During July 1999, we sold approximately $450 million of our northern California COFI-based multi-family loans, reducing our interest rate exposure to COFI-based assets and our geographic concentration risk. At December 31, 1999, only 16.5% of multi-family loans were COFI-indexed loans.

         We generally do not lend more than 75% of the appraised value of multi-family residences on a first mortgage loan. The property’s cash flow available for loan payments is also a limiting factor on the approved loan amount. Properties securing multi-family loans are required to generate cash flow sufficient to cover loan payments and other expected property expenditures.

         In addition to the multi-family loans we hold in our portfolio, we also originate fixed-rate multi-family loans to be sold. These operations were acquired in 1999 through our acquisition of FMAC. (See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further details of our FMAC acquisition). The loans are originated expressly for sale under the Fannie Mae Delegated Underwriting and Servicing and Freddie Mac Program Plus plans. Most of these loans have an original term of 30 years. Once sold, we continue to service the loans on a fee basis. At December 31, 1999, the servicing portfolio of multi-family loans sold totaled $3.2 billion.

         Nonresidential Commercial Real Estate Lending—At December 31, 1999, loans secured by nonresidential commercial real estate totaled $317.1 million, representing 7.3% of our gross loan and lease portfolio. Substantially all of our commercial real estate loans are ARMs. ARMs secured by commercial real estate are generally made upon the same terms and conditions as ARMs secured by multi-family residences.

         Most of our commercial real estate loans consist of loans secured by improved property such as office buildings, warehouses and retail sales facilities. A majority of these loans are in amounts ranging from $250,000 to $1 million. We generally do not originate commercial real estate loans that have a loan-to-value ratio exceeding 70%. The property’s cash flow available for loan payments is also a limiting factor on the approved loan amount. Properties securing commercial real estate loans are required to generate cash flow sufficient to cover loan payments and other expected property expenditures.

         Underwriting Policies and Procedures for Real Estate Loans—Multi-family and commercial real estate lending entails significant additional risks compared to single-family residential mortgage lending. Income producing property loans may involve large loan balances to single borrowers or groups of related borrowers. In addition, repayment of loans secured by multi-family and commercial real estate properties is typically dependent upon the successful operation of the properties, as well as favorable conditions in the real estate market and/or the economy in general.

         We originate multi-family and commercial real estate loans through internal loan production personnel. As part of the loan underwriting process, staff appraisers or qualified independent appraisers inspect and appraise the property that will secure the loan. A loan underwriter analyzes the merits of the loan based upon information obtained relative to the borrower and property (e.g., income, credit history, assets, liabilities, cash flows, and the value of the real property as stated on the appraisal report). Loans are then approved at various levels of authority depending upon the amount and type of loan.

         The majority of real estate loans held in our portfolio are secured by properties located in northern California. We require the American Land Title Association form of title insurance on all loans secured by real property and require that fire and extended coverage casualty insurance in amounts sufficient to rebuild or replace the improvements at current replacement costs be maintained on all properties securing the loans. In addition, we require flood insurance for properties in flood hazard zones to protect the property securing our interest. Consistent with regional industry practices, we do not necessarily require earthquake insurance as part of our general underwriting practices. In certain circumstances, however, we may require mudslide, earthquake and/or other hazard insurance depending upon the location of the property.

     Business Loans and Lines of Credit

         At December 31, 1999, our business loans totaled $33.3 million, representing 0.8% of our gross loan and lease portfolio. The business loans are comprised of business lending products (e.g., business term loans and lines of credit) which are offered in conjunction with other services in order to expand Bay View Bank’s customer base and make us more competitive in the commercial business banking environment.

     Consumer Lending

         At December 31, 1999, consumer loans totaled $1.1 billion, representing 26.3% of our gross loan and lease portfolio. The consumer loans are comprised primarily of auto loans and home equity loans and lines of credit.

         Automobile Financing—At December 31, 1999, auto loans totaled $496.9 million, representing 11.4% of our gross loan and lease portfolio. Additionally, auto leases totaled $463.1 million at December 31, 1999, representing 7.1% of our consolidated assets. We underwrite and purchase new and used fixed-rate prime auto loans and leases on an indirect basis. The auto leases are accounted for as operating leases and, accordingly, the leased asset is capitalized and depreciated down to its estimated residual value over the term of the lease.

         We underwrite all loans and leases that we purchase, utilizing custom credit scoring systems. Our underwriting standards focus on the borrower’s ability to repay, as demonstrated by debt-to-income ratios, as well as the borrower’s willingness to repay, as demonstrated by Fair, Isaac & Company Credit Bureau scores, sometimes referred to as FICO scores.

         We periodically securitize and sell our auto loans. During the fourth quarter of 1999, $247 million of auto loans were securitized and sold.

         Home Equity Lending—At December 31, 1999, home equity loans and lines of credit totaled $648.7 million, representing 14.9% of our gross loan and lease portfolio. Bay View Bank originates conventional home equity loans and lines of credit through its branch network. We also purchase home equity loans on an indirect basis. Through the first quarter of 1999, we purchased uninsured high loan-to-value home equity loans. We define high loan-to-value home equity loans as loans with a combined loan-to-value ratio of 100% or more. Later in 1999, we ceased purchasing these uninsured high loan-to-value home equity loans and focused our production efforts towards originating higher-quality conventional home equity loans and lines of credit (where combined loan-to-value ratios are less than 100%, typically 80% to 90%) or insured high loan-to-value home equity loans where 100% of the loan is insured against credit losses. At December 31, 1999, our portfolio included $434.4 million in high loan-to-value home equity loans, $34.4 million in 100% insured high loan-to-value home equity loans and $179.9 million in conventional home equity loans.

         We underwrite all home equity loans that we originate and purchase. Our underwriting standards for home equity loans focus on debt-to-income ratios and FICO scores.

     Commercial Lending

         Asset-Based Lending, Factoring and Equipment Leasing—At December 31, 1999, our commercial loans and leases, excluding franchise loans, totaled $254.7 million, representing 5.8% of our gross loan and lease portfolio. Approximately $158.2 million of the loans and leases outstanding at December 31, 1999 were asset-based loans, including asset-based participation loans, another $25.2 million of the balance was related to receivable factoring and $71.3 million were equipment leases. Asset-based and factoring loans are adjustable rate loans primarily based on the prime rate index. Our equipment leases are fixed-rate direct financing leases. We employ underwriting procedures which include, among other things, continuous reviews of the borrower’s financial condition and periodic audits of the receivables, equipment or other assets securing the loans and leases.

         Franchise Lending—At December 31, 1999, our commercial franchise loans totaled $1.0 billion, representing 23.9% of our gross loan and lease portfolio. We offer commercial loans for franchise businesses. Our long-term loans are called permanent loans. We refer to our short-term loans as Development and Construction, or DEVCO loans, and Seasoning loans.

         Our permanent franchise loans are fully-amortizing long-term fixed- or adjustable-rate loans provided for purposes other than development and construction of business units. These loans generally have a maximum term and amortization period of up to 20 years. Fixed-rate loans are based upon U.S. Treasury rates plus a spread while adjustable-rate loans are tied to LIBOR plus a spread and generally reprice on a monthly basis. Flexible loan programs are employed, based on cash flows and pledged collateral, to help tailor products to the needs of specific borrowers.

         We employ underwriting and monitoring procedures which include, among other things, continuous reviews of the borrower’s financial condition and periodic audits of the borrower ’s business results. We focus on the cash flow of the business, the continuing ability of the borrower to operate the business unit in a cash positive manner and the borrower’s ability to repay the loan since neither the real property mortgage nor the franchise or license agreement is generally assignable to secure the loan. In determining enterprise value, in addition to a borrower’s credit profile, we focus on the following factors:

•	Business Profitability. We lend to borrowers whose business operations provide adequate cash flow to support loan payments.

•	Strength of Business Concept. We emphasize loans to borrowers whose business has significant national or regional market penetration.

•	Operating Experience. We emphasize loans to borrowers having ownership of multiple business units with strong industry backgrounds.

•
Site Considerations.    We focus on the location, physical condition and environmental characteristics. We look for borrowers with business units located in high traffic areas that we believe exhibit strong retail property fundamentals. We look for borrowers investing in well-maintained existing properties or in newly constructed properties and we use third-party appraisal professionals who conduct physical site inspections of each property. We employ environmental professionals and a process that, although not requiring either Phase I or Phase II environmental inspections, includes a pragmatic detailed questionnaire covering both federal and state documentation and certification requirements.

•
Collateral.     Loans are partially secured by taking a first lien on all available furniture, fixtures and equipment. Where the available collateral includes a building on a ground lease, we require an assignment of the lease in addition to a security interest on the building and on the furniture, fixtures and equipment. If the collateral includes owned real estate, we also obtain a first mortgage on the property. Borrowers with additional collateral are generally afforded better credit terms. Depending upon the collateral provided, loan-to-value ratios, up-front fees and interest rates are adjusted to properly reflect credit risk.

         DEVCO loans are offered to fund the development and construction of new business units. DEVCO loans generally provide an interest-only period of up to 18 months that gives the borrower the opportunity to construct the unit, stabilize business unit performance and achieve a higher cash flow in the short-term. Fixed-rate DEVCO loans are tied to U.S. Treasury rates, while adjustable-rate DEVCO loans are tied to LIBOR. Adjustable-rate DEVCO loans generally have an 18-month maturity and fixed-rate DEVCO loans generally have a 15-year maturity. Both adjustable- and fixed-rate DEVCO loans generally provide an initial 18 month period necessary for the unit to be constructed and sales to stabilize. Within the initial 18 month period, the unit is appraised and a final loan amount is then determined, using actual unit level performance. After 18 months, the borrower can apply for a permanent loan which will be re-underwritten, converting the adjustable-rate DEVCO loan to a permanent loan. As a result of fee incentives built into the adjustable-rate DEVCO loans, borrowers generally look to convert into permanent loans on the maturity date. DEVCO loans are secured by the real property mortgage or leasehold interest as well as all available furniture, fixtures and equipment.

         Seasoning loans are offered to fund the acquisition of new business units or the conversion of existing business units into a different franchise concept. Seasoning loans generally provide an interest-only period of up to 18 months that gives the borrower the opportunity to stabilize business unit performance and achieve a higher cash flow in the short-term. Generally, other terms and conditions are similar to those of DEVCO loans.

Investing Activities

         Our investing activities primarily involve the purchase and sale of mortgage-backed securities by Bay View Bank. We purchase securities to supplement our high-quality loan and lease production. Our portfolio includes mortgage-backed securities issued by Fannie Mae, Freddie Mac, and the Government National Mortgage Association. Our portfolio also includes senior tranches of private issue collateralized mortgage obligations which carry less prepayment and credit risk as compared to other collateralized mortgage obligation tranches.

         Securities are classified as held-to-maturity or available-for-sale. We do not maintain a trading portfolio. Securities in the held-to-maturity category consist of securities purchased for long-term investment in order to enhance our ongoing stream of net interest income. Securities deemed held-to-maturity are classified as such because we have both the intent and ability to hold these securities to maturity. Securities purchased to meet investment-related objectives such as interest rate risk and liquidity management, but which may be sold as necessary to implement management strategies, are designated as available-for-sale at the time of purchase. We also hold retained interests in our franchise and auto loan and lease securitizations which are designated as securities available-for-sale. At December 31, 1999 we had $49.1 million in securities available for sale (including $43.1 million in retained interests) and $10.0 million in securities classified as held-to-maturity.

Retail Deposit Activities

         Bay View Bank attracts both short-term and long-term deposits from the general public by offering a wide range of deposit products and services. Bay View Bank, through its branch network, provides its banking customers with money market accounts, savings and checking accounts, certificates of deposit, individual retirement accounts, investment services, business checking accounts, cash management services, 24-hour automated teller machines, and, in 2000, internet banking and bill-pay services.

         Enhancing the value of Bay View Bank’s retail branch franchise remains one of our primary objectives. We plan to continue to expand our retail banking presence in northern California through internal growth, new product development and the acquisition or purchase of deposits. Our retail deposit franchise is now the largest of any financial institution operating exclusively in the San Francisco Bay Area.

Borrowing Activities

         Our borrowing activities are primarily conducted by Bay View Bank. The Federal Home Loan Bank System functions in a reserve credit capacity for qualifying financial institutions. As a member, Bay View Bank is required to own capital stock in the Federal Home Loan Bank of San Francisco and may apply for advances from the Federal Home Loan Bank of San Francisco utilizing Federal Home Loan Bank stock, qualifying mortgage loans and mortgage-backed securities as collateral.

         The Federal Home Loan Bank of San Francisco offers a full range of borrowing programs on its advances with terms of up to ten years at competitive market rates. A prepayment penalty is usually imposed for early repayment of these advances. As a Federal Reserve Bank member, Bay View Bank may also borrow from the Federal Reserve Bank of San Francisco.

         We also utilize other short-term borrowing including warehouse lines and reverse repurchase agreements. Reverse repurchase agreements are sales of securities we own to securities dealers or the Federal Home Loan Bank of San Francisco with our commitment to repurchase such securities for a predetermined price at a future date. At December 31, 1999 our Federal Home Loan Bank advances totaled $1.4 billion and our short-term borrowings totaled $415.4 million.

Debt

         At December 31, 1999, we had approximately $239.5 million of debt outstanding. This debt is comprised of (i) $99.5 million of 9.125% Subordinated Notes due August 15, 2007 issued in August 1997 by Bay View Capital Corporation, (ii) $50 million of 10.00% Subordinated Notes due August 31, 2009 issued in August 1999 by Bay View Bank and (iii) $90 million of 9.76% Capital Securities due December 31, 2028 issued in December 1998 by Bay View Capital I, a Delaware business trust sponsored by Bay View Capital Corporation.

Competition

         The banking and financial services industry in general, and specifically in California and the San Francisco Bay Area, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. We compete for loans and leases, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial services providers. Many of these competitors are much larger in total assets and capitalization, have greater access to existing and newly emerging capital markets and offer a broader range of financial services than Bay View Bank. In addition, recent federal legislation may have the effect of further increasing the pace of consolidation within the financial services industry. (See “Supervision and Regulation—Financial Services Modernization Legislation”).

         In order to compete with other financial services providers, we principally rely upon local promotional activities, personal relationships with our customers, and specialized services tailored to meet the needs of the communities served. In those instances where we are unable to accommodate a customer’s needs, we may arrange for those services to be provided by our correspondents. Bay View Bank has branch offices located in the following San Francisco Bay Area counties: San Francisco, San Mateo, Santa Clara, Marin, Contra Costa, Alameda, Sonoma, Solano, and Santa Cruz. In addition, we maintain commercial lending offices in Los Angeles, California and operate various lending facilities through a nationwide network of loan production offices.

Economic Conditions, Government Policies, Legislation, and Regulation

         Our profitability, like most financial institutions, is dependent on interest rate differentials. In general, the difference between the interest rates we pay on our interest-bearing liabilities, such as deposits and other borrowings, and the interest rates we receive on our interest-earning assets, such as loans, leases and securities, comprises a significant portion of our earnings. These rates are highly sensitive to many factors that are beyond our control, such as inflation, recession and unemployment and the impact of future changes in domestic and foreign economic conditions that we cannot predict.

         Our business is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System, sometimes referred to as the Federal Reserve Board. The Federal Reserve Board implements national monetary policies, with objectives such as curbing inflation and combating recession, through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, leases, investments, and deposits, and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. We cannot predict the nature or impact on us of any future changes in monetary and fiscal policies.

         From time to time, legislation is enacted, and regulations are adopted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between financial services providers. Proposals to change the laws and regulations governing the operations and taxation of national banks, bank holding companies and other financial institutions are frequently made in the U.S. Congress, in the state legislatures and by various regulatory agencies. We cannot predict the likelihood of any legislative or regulatory changes or the impact that these changes might have on us.

Supervision and Regulation

     General

         Bay View Capital Corporation and Bay View Bank are extensively regulated under federal law. This regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of our stockholders. Set forth below is a summary description of the material laws and regulations which relate to our operations. The description is qualified in its entirety by reference to the applicable laws and regulations.

     Bay View Capital Corporation

         As a registered bank holding company, we are subject to regulation under the Bank Holding Company Act of 1956, as amended, sometimes referred to as the BHCA. We are required to file with the Federal Reserve Board quarterly, semi-annual and annual reports, and such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve Board may conduct examinations of Bay View Capital Corporation and our subsidiaries.

         The Federal Reserve Board may require that we terminate an activity or terminate control of, or liquidate or divest certain subsidiaries or affiliates when the Federal Reserve Board believes the activity, or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of our banking subsidiaries. The Federal Reserve Board also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, we must file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming our equity securities.

         Under the BHCA and regulations adopted by the Federal Reserve Board, we and our nonbanking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services by Bay View Bank, N.A. Further, we are required by the Federal Reserve Board to maintain certain levels of regulatory capital.

         We are required to obtain the prior approval of the Federal Reserve Board for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior approval of the Federal Reserve Board is also required for the merger or consolidation of Bay View Capital Corporation with another bank holding company.

         We are prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to our subsidiaries. However, we may, subject to the prior approval of the Federal Reserve Board, engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

         Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board’s policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board’s regulations or both.

         Our securities are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. As such, we are subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the Securities Exchange Act.

         Effective April 1, 1999, we changed the listing of our common stock and Capital Securities from Nasdaq to the New York Stock Exchange and commenced trading of our Subordinated Notes on the New York Stock Exchange. Our common stock trades under the ticker symbol “BVC”, our capital securities trade under the ticker symbol “BVS”, and our Subordinated Notes trade under the ticker symbol “BVC 07”.

     Bay View Bank, N.A.

         Bay View Bank, N.A., as a national banking association, is subject to primary supervision, examination and regulation by the Office of the Comptroller of the Currency, sometimes referred to as the OCC. To a lesser extent, Bay View Bank is also subject to regulations of the Federal Deposit Insurance Corporation, sometimes referred to as the FDIC, which insures our deposit accounts, and the Federal Reserve Board. If, as a result of an examination, the OCC determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of Bay View Bank’s operations are unsatisfactory, or that Bay View Bank or its management is violating or has violated any law or regulation, various remedies are available to the OCC. Such remedies include the power to enjoin “unsafe or unsound practices ”, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of Bay View Bank, to assess civil monetary penalties, and to remove officers and directors. The FDIC has similar enforcement authority, in addition to its authority to terminate Bay View Bank’s deposit insurance in the absence of action by the OCC and upon a finding that we are in an unsafe or unsound condition, are engaging in unsafe or unsound activities, or that our conduct poses a risk to the deposit insurance fund or may prejudice the interest of our depositors.

         Various requirements and restrictions under the laws of the United States affect the operations of Bay View Bank. Federal statutes and regulations relate to many aspects of Bay View Bank ’s operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans and investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, capital requirements, and disclosure obligations to depositors and borrowers.

     Financial Services Modernization Legislation

         On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act, also referred to as the Financial Services Modernization Act. The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms “engaged principally” in specified securities activities; and Section 32, which restricts officer, director or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial services providers by revising and expanding the BHCA framework to permit a holding company to engage in a full range of financial activities through a new entity known as a Financial Holding Company. “Financial activities ” is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

         Generally, the Financial Services Modernization Act:

•	Repeals historical restrictions on, and eliminates many federal and state law barriers to, affiliations among banks, securities firms, insurance companies, and other financial services providers;

•	Provides a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies;

•	Broadens the activities that may be conducted by bank holding companies and subsidiaries of national banks;

•	Provides an enhanced framework for protecting the privacy of consumer information;

•	Adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

•	Modifies the laws governing the implementation of the Community Reinvestment Act, sometimes referred to as CRA; and

•	Addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

         In order for us to take advantage of the ability to affiliate with other financial services providers, we must become a “Financial Holding Company” as permitted under an amendment to the BHCA. To become a Financial Holding Company, we would file a declaration with the Federal Reserve Board, electing to engage in activities permissible for Financial Holding Companies and certifying that we are eligible to do so because all of our insured depository institution subsidiaries are well-capitalized and well-managed (see “Capital Standards”). In addition, the Federal Reserve Board must also determine that each of our insured depository institution subsidiaries has at least a “satisfactory ” CRA rating (see “Community Reinvestment Act and Fair Lending Developments”). We meet the requirements to make an election to become a Financial Holding Company. Our management has not determined at this time whether we will seek an election to become a Financial Holding Company. We are examining our strategic business plan to determine whether, based upon market conditions, our relative financial condition, regulatory capital requirements, general economic conditions, and other factors, we desire to utilize any of our expanded powers provided in the Financial Services Modernization Act.

         The Financial Services Modernization Act also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking. These activities, except real estate investment or development, may only be conducted through a subsidiary of a Financial Holding Company. Financial activities include all activities permitted under new sections of the BHCA or by OCC regulation or interpretation.

         A national bank seeking to have a financial subsidiary, and each of its depository institution affiliates, must be “well-capitalized” and “well-managed”. The total assets of all financial subsidiaries may not exceed the lesser of 45% of a bank ’s total assets, or $50 billion. A national bank must exclude from its assets and equity all equity investments, including retained earnings, in a financial subsidiary. The assets of the subsidiary may not be consolidated with the bank’s assets. The bank must also have policies and procedures to assess financial subsidiary risk and to protect the bank from such risks and potential liabilities.

         We do not believe that the Financial Services Modernization Act will have a material adverse effect on our operations in the near-term. However, to the extent that it permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this Act may have the result of increasing the amount of competition that we face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than we do.

     Dividends and Other Transfers of Funds

         Our principal source of income is dividends from Bay View Bank. Bay View Bank is a legal entity separate and distinct from Bay View Capital Corporation. Bay View Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to us. In addition, the OCC has the authority to prohibit Bay View Bank from paying dividends, depending upon its financial condition, if such payment is deemed to constitute an unsafe or unsound practice. As a national bank, Bay View Bank may pay dividends in any one calendar year equal to its net earnings in that calendar year plus net earnings for the previous two calendar years, less any dividends paid during this three-year period.

         The OCC also has the authority to prohibit Bay View Bank from engaging in activities that, in the OCC ’s opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the OCC could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. Further, the OCC and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by national banks and bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends that Bay View Bank or Bay View Capital Corporation may pay. An insured depository institution is prohibited from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions, if after such transaction the institution would be undercapitalized. See “Capital Standards” and “Prompt Corrective Regulatory Action and Other Enforcement Mechanisms” and for a discussion of these additional restrictions on capital distributions.

         Bay View Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, Bay View Capital Corporation or other affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of our assets. Such restrictions prevent us from borrowing from Bay View Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments are limited, individually, to 10% of Bay View Bank’s capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20% of Bay View Bank ’s capital and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions involving Bay View Capital Corporation and other controlling persons of Bay View Bank. Additional restrictions on transactions with affiliates may be imposed on Bay View Bank under the prompt corrective action provisions of federal law. See “Prompt Corrective Action and Other Enforcement Mechanisms. ”

     Capital Standards

         The Federal Reserve Board and the OCC have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with a higher degree of credit risk, such as commercial loans.

         The federal banking agencies require a minimum ratio of qualifying total risk-based capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total average assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total average assets is 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

         The following table presents the amounts of regulatory capital and capital ratios for Bay View Bank, compared to its minimum regulatory capital requirements at December 31, 1999.

	At December 31, 1999
	Actual		Minimum Capital Requirement		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage	$406,001	6.87%	$236,337	4.00%	$169,664	2.87%
Tier 1 risk-based	$406,001	8.41%	$193,024	4.00%	$212,977	4.41%
Total risk-based	$507,516	10.52%	$386,048	8.00%	$121,468	2.52%

         The following table presents the amounts of regulatory capital and capital ratios for Bay View Capital Corporation, compared to its minimum regulatory capital requirements at December 31, 1999.

	At December 31, 1999
	Actual		Minimum Capital Requirement		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage	$386,110	6.51%	$237,247	4.00%	$148,863	2.51%
Tier 1 risk-based	$386,110	7.17%	$215,475	4.00%	$170,635	3.17%
Total risk-based	$587,773	10.91%	$430,950	8.00%	$156,823	2.91%

     Prompt Corrective Action and Other Enforcement Mechanisms

         Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based upon its capital ratios: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 1999, Bay View Bank and Bay View Capital Corporation both exceeded the required ratios for classification as “well-capitalized.”

         An institution that, based upon its capital levels, is classified as well-capitalized, adequately capitalized or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat a significantly undercapitalized institution as critically undercapitalized unless its capital ratio actually warrants such treatment.

         In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency.

     Safety and Soundness Standards

         The federal banking agencies have adopted guidelines designed to assist them in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset growth, (v) earnings, and (vi) compensation, fees and benefits. In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and preventing those assets from deteriorating. Under these standards, an insured depository institution should: (i) conduct periodic asset quality reviews to identify problem assets, (ii) estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses, (iii) compare problem asset totals to capital, (iv) take appropriate corrective action to resolve problem assets, (v) consider the size and potential risks of material asset concentrations, and (vi) provide periodic asset quality reports with adequate information for management and the Board of Directors to assess the level of asset risk. These new guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient to maintain adequate capital and reserves.

     Premiums for Deposit Insurance

         Bay View Bank’s deposit accounts are insured by the Savings Association Insurance Fund, or SAIF, as administered by the FDIC, up to the maximum amounts permitted by law. Insurance of deposits may be terminated by the FDIC upon a finding that our institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC or the institution ’s primary regulator.

         The FDIC charges an annual assessment for the insurance of deposits based on the risk that a particular institution poses to its deposit insurance fund. The risk classification is based on an institution’s capital group and supervisory subgroup assignment. Pursuant to federal law, on January 1, 1997, Bay View Bank began paying, in addition to its normal deposit insurance premium as a member of the SAIF, an amount equal to approximately 6.4 basis points per $100 of insured deposits toward the retirement of the Financing Corporation bonds issued in the 1980s to assist in the recovery of the savings and loan industry. Members of the Bank Insurance Fund, or BIF, by contrast, pay, in addition to their normal deposit insurance premium, approximately 1.3 basis points. Under federal; law, the FDIC is not permitted to establish SAIF assessment rates that are lower than comparable BIF assessment rates. Effective January 1, 2000, the rate paid to retire the Financing Corporation bonds is equal for members of the BIF and the SAIF at 2.12 basis points. Federal law also provided for the merging of the BIF and the SAIF by January 1, 1999, provided there were no financial institutions still chartered as savings associations at that time. However, as of January 1, 1999, there were still financial institutions chartered as savings associations.

     Interstate Banking and Branching

         The BHCA permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide- and state-imposed concentration limits. Bay View Bank has the ability, subject to certain restrictions, to acquire by acquisition or merger branches outside its home state. The establishment of new interstate branches is also possible in those states with laws that expressly permit it. Interstate branches are subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

     Community Reinvestment Act and Fair Lending Developments

         Bay View Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and CRA activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low-and moderate-income neighborhoods. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities.

         A bank’s compliance with its CRA obligations is based upon a performance-based evaluation system which bases CRA ratings on an institution’s lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve Board will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. Based on an examination conducted October 13, 1998, Bay View Bank was rated “satisfactory” in complying with its CRA obligations.

Employees

         At December 31, 1999, we had a total of 1,299 employees on a full-time equivalent basis, consisting of both full-time and permanent part-time employees, as follows:

Bay View Bank, N.A. and Subsidiaries	1,149
Bay View Capital Corporation	150

Total	1,299

         Our employees are not represented by any unions or covered by any collective bargaining agreements. We consider our relations with our employees to be satisfactory.

Executive Officers of the Registrant

         The following table sets forth certain information regarding the executive officers of the Registrant.

Name	Age	Position	Year Appointed
Edward H. Sondker	52	Director, President and Chief Executive Officer	1995
Richard E. Arnold	59	Executive Vice President and Director of Sales and Banking Administration, Bay View Bank	1997
John N. Buckley	42	Executive Vice President and Chief Credit Officer	1995
Matthew L. Carpenter	40	President and Chief Executive Officer, Bay View Commercial Finance Group	1999
David A. Heaberlin	50	President and Chief Operating Officer, Bay View Bank	1999
Wayne L. Knyal	53	President and Chief Executive Officer,, Bay View Franchise Mortgage Acceptance Company	1999
Scott H. Ray	35	Executive Vice President and Chief Financial Officer	2000
Ronald L. Reed	53	Executive Vice President and Director of Management Information Systems and Loan Servicing	1997
Douglas J. Wallis	49	Executive Vice President, General Counsel and Corporate Secretary	2000
Carolyn Williams-Goldman	38	Executive Vice President and Director of Administration	1998
Jeffrey O. Butcher	35	First Vice President and Controller	2000

         The business experience of each of our executive officers is as follows:

         Mr. Sondker has served as a Director, President and Chief Executive Officer of Bay View Capital Corporation since 1995. Previously, he served as President and Chief Executive Officer of Independence One Bank of California, FSB, a subsidiary of Michigan National Corporation. From 1985 to 1990, he was the President and Chief Executive Officer of La Jolla Bank & Trust Company. Prior to 1985, Mr. Sondker held executive and management positions with a community bank holding company in Kansas City, Missouri.

         Mr. Arnold, Executive Vice President, has served as Director of Sales and Banking Administration since 1997. Previously, he served as Executive Vice President of First Interstate Bank and was responsible for all branch banking activities in northern California. Prior to joining First Interstate Bank in 1990, he held executive and management positions at Security Pacific Bank in a career that spanned over 30 years.

         Mr. Buckley, Executive Vice President, has served as Chief Credit Officer since 1995 and Manager of Credit Administration and Asset Management since 1994. He joined Bay View Capital Corporation in September 1993. Previously, he served at Bank of America in various capacities from 1985 to 1993. His last position was Vice President and Regional Credit Administrator for the Real Estate Industries Division at Bank of America.

         Mr. Carpenter has served as President and Chief Executive Officer of our subsidiary Bay View Commercial Finance Group since 1999. Prior to becoming President and Chief Executive Officer, Mr. Carpenter served as Chief Operating Officer of Bay View Commercial Finance Group from the time of its acquisition by Bay View Capital Corporation in 1997. Prior to the acquisition, Mr. Carpenter served as Chief Financial Officer of Concord Growth Corporation, the predecessor of Bay View Commercial Finance Group, from 1991 to 1997, and as President of EXXE Data Corporation, the holding company of Concord Growth Corporation, from 1993 to 1997.

         Mr. Heaberlin has served as President of Bay View Bank since 1999 and Chief Operating Officer of Bay View Bank since 1997. He served as Executive Vice President and Chief Financial Officer of Bay View Capital Corporation from 1995 to January 2000. Previously, Mr. Heaberlin served as Senior Vice President and Chief Financial Officer for First California/Mortgage Service America. During 1993 and 1994, he was Executive Vice President and Treasurer of ITT Residential Capital Corporation. Prior to his service with ITT, he was a financial executive for various entities including Bowery Bank, Exchange National Bank of Chicago, Financial Corporation of Santa Barbara, and Numerica Financial. Mr. Heaberlin is a Certified Public Accountant and has over 20 years experience in commercial banking, savings banks and the financial services industry.

         Mr. Knyal has served as a Director of Bay View Capital Corporation and President of Bay View Franchise Mortgage Acceptance Company since Bay View Capital Corporation’s acquisition of FMAC in November 1999. Mr. Knyal was previously President and Chief Executive Officer of FMAC from the founding of its predecessor in 1991 until the acquisition of FMAC by Bay View Capital Corporation. Prior to his service with FMAC, he founded and owned CBI Insurance Services, Inc. and concurrently served as President of CBI Mortgage Company, a residential mortgage banker. From 1968 to 1980, Mr. Knyal was an Executive Vice President of Krupp/Taylor Advertising and served clients in the fast food industry. He is also a Director of New Riders, Inc., a restaurant company.

         Mr. Ray, Executive Vice President, was appointed Chief Financial Officer in January 2000. Since joining Bay View Capital Corporation in 1998, Mr. Ray has served as Chief Financial Officer of Bay View Bank and Controller of Bay View Capital Corporation. Previously, he served as Executive Vice President and Chief Financial Officer for Silicon Valley Bancshares. Mr. Ray is a Certified Public Accountant and has 15 years of professional experience in both public accounting and private industry, mostly within the financial services industry.

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

         Mr. Wallis, Executive Vice President, was appointed General Counsel of Bay View Capital Corporation in January 2000. Mr. Wallis joined Bay View Capital Corporation in 1999 as General Counsel for Bay View Bank. Previously, he served as Executive Vice President and General Counsel for California Federal Bank. Mr. Wallis is a member of the State Bars of California and Missouri. He has over 25 years of experience within the banking industry.

         Ms. Williams-Goldman, Executive Vice President, has served as Director of Administration since 1998 and Director of Human Resources since 1995. She joined Bay View Capital Corporation as Associate Counsel in 1994. Previously, she served as Vice President and Counsel at First Nationwide Bank in San Francisco. Prior to her service with First Nationwide Bank, she was an Associate in the Business Law and Banking Practice Groups of Winthrop, Stimson, Putnam & Roberts. She is a member of the State Bars of California and New York.

         Mr. Butcher was appointed Controller in January 2000. Previously, he served as Vice President and Manager of Financial Reporting and Investor Relations. Prior to joining Bay View in 1997, he was a Senior Manager with KPMG LLP serving clients in the financial services industry. Mr. Butcher is a Certified Public Accountant.

         There is no family relationship among the above officers. All executive officers serve at the discretion of the Board of Directors.

Item 2.    Properties

         At December 31, 1999, we occupied a total of 113 offices plus our administrative corporate office under operating lease agreements expiring at various dates through the year 2016. In most instances, these lease arrangements include options to renew or extend the lease at market rates. Bay View Bank owns the property on which four of its branches are located. We also own leasehold improvements, furniture and equipment at our offices and branches, all of which are used in our business activities.

Item 3.    Legal Proceedings

         There were no legal proceedings requiring disclosure pursuant to this item at December 31, 1999, or at the date of this report.

Item 4.    Submission of Matters to a Vote of Security Holders

         At a special meeting of our stockholders held on October 14, 1999, our stockholders considered the following proposals:

         I.    Approval and adoption of the Agreement and Plan of Merger and Reorganization, dated March 11, 1999, as amended, by and between Bay View Capital Corporation and Franchise Mortgage Acceptance Company and the transactions contemplated thereby and approval of the issuance of Bay View common stock in connection therewith. The vote on the proposal was as follows:

For	Against	Abstain	Broker Non-Vote
14,597,725	677,999	40,964	2,561,052

         II.    Approval and adoption of an amendment to our 1995 Stock Option and Incentive Plan to increase the number of shares reserved thereunder from 2,000,000 to 2,500,000. The vote on the proposal was as follows:

For	Against	Abstain	Broker Non-Vote
14,613,689	2,933,722	330,329	0

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

         At December 31, 1999, our common stock was traded on the New York Stock Exchange under the stock symbol “BVC. ” At December 31, 1999, 32,562,942 shares of our common stock were outstanding, which were owned by 1,497 stockholders of record.

         The following table illustrates quarterly stock price activity and dividends declared for 1999 and 1998.

	1999
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Stock price —high	$21.06	$20.50	$20.56	$16.81
Stock price —low	$17.44	$16.25	$12.50	$11.69
Dividends	$ 0.10	$ 0.10	$ 0.10	$ —

	1998
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Stock price —high	$37.25	$38.00	$31.75	$21.69
Stock price —low	$29.38	$29.50	$17.00	$12.50
Dividends	$ 0.10	$ 0.10	$ 0.10	$ 0.10

         Our ability to pay dividends is subject to certain restrictions and limitations pursuant to applicable laws and regulations. See “Supervision and Regulation” at Item 1. “Business” and Note 14 to the Consolidated Financial Statements, “Stockholders’ Equity and Regulatory Capital Requirements,” at Item 8. “Financial Statements and Supplementary Data. ”

Item 6.    Selected Financial Data—Five-Year Financial Information

	At December 31,
	1999	1998	1997	1996	1995
	(Dollars in thousands)
Selected Balance Sheet Information(1)
Total assets	$6,498,700	$5,596,232	$3,246,476	$3,300,262	$3,004,496
Mortgage-backed securities	654,713	635,389	470,261	577,613	731,378
Loans and leases, net	4,361,493	4,191,269	2,373,113	2,474,717	2,062,268
Investment in operating leased assets, net	463,088	183,453	—	—	—
Deposits	3,729,780	3,269,637	1,677,135	1,763,967	1,819,840
Borrowings	1,935,517	1,833,116	1,355,976	1,245,537	941,465
Capital Securities	90,000	90,000	—	—	—
Stockholders’ equity	631,194	377,811	173,627	200,062	207,977

	For the Year Ended December 31,
	1999	1998	1997	1996	1995
	(Dollars in thousands, except per share amounts)
Selected Results of Operations
Information(1)
Interest income	$ 421,656	$ 406,363	$ 242,244	$ 241,755	$ 216,463
Interest expense	(251,172)	(251,762)	(154,908)	(160,773)	(160,547)

Net interest income	170,484	154,601	87,336	80,982	55,916
Provision for losses on loans and leases	(28,311)	(9,114)	(1,952)	(1,898)	(4,284)
Leasing income	58,558	11,341	—	—	—
Gain (loss) on sale of loans and leases and securities, net	10,058	1,060	925	(1,453)	(2,510)
Other income, net	22,916	18,671	11,830	10,017	8,652
General and administrative expenses	(117,116)	(113,567)	(71,913)	(58,955)	(57,016)
Leasing expense	(40,188)	(7,682)	—	—	—
Dividend expense on Capital Securities	(8,935)	(244)	—	—	—
SAIF recapitalization assessment	—	—	—	(11,750)	—
Net recoveries on real estate operations	274	181	543	4,806	1,081
(Provision for) recovery of losses on real estate	(36)	59	585	103	(749)
Amortization of intangible assets	(13,687)	(11,372)	(4,088)	(2,606)	(3,944)

Income (loss) before income tax (expense) benefit	54,017	43,934	23,266	19,246	(2,854)
Income tax (expense) benefit	(25,053)	(21,215)	(9,245)	(8,277)	708
Extraordinary items, net of tax	—	—	—	—	(2,544)

Net income (loss)	$ 28,964	$ 22,719	$ 14,021	$ 10,969	$ (4,690)

Earnings (loss) per diluted share:
Income (loss) before extraordinary items	$ 1.36	$ 1.12	$ 1.06	$ 0.79	$ (0.15)
Net income (loss)	$ 1.36	$ 1.12	$ 1.06	$ 0.79	$ (0.32)
Dividends declared per share	$ 0.30	$ 0.40	$ 0.34	$ 0.305	$ 0.30

	At and For the Year Ended December 31,
	1999	1998	1997	1996	1995
	(Dollars in thousands, except per share amounts)
Selected Other Information(1)
Net interest margin	3.23%	3.03%	2.86%	2.57%	1.86%
Efficiency ratio	54.44%	63.88%	71.85%	64.79%	88.30%
Return on average assets	0.49%	0.41%	0.45%	0.34%	(0.15)%
Return on average equity	7.00%	5.87%	7.32%	5.39%	(2.11)%
Ratio of total equity to total assets	9.71%	6.75%	5.35%	6.06%	6.92%
Book value per share	$ 19.38	$ 19.77	$ 14.38	$ 14.98	$ 14.65
Dividend payout ratio	19.26%	35.57%	30.53%	38.61%	(93.75)%
Nonperforming assets	$25,939	$18,020	$15,766	$24,310	$38,811
Ratio to total assets, excluding loans and leases held-for-sale	0.40%	0.32%	0.49%	0.74%	1.29%
Troubled debt restructurings	$ 1,009	$ 777	$ 731	$ 509	$15,641
Ratio to total assets, excluding loans and leases held-for-sale	0.02%	0.01%	0.02%	0.02%	0.52%

(1)
Includes the acquisitions of Bay View Credit effective June 1, 1996, Bay View Commercial Finance Group effective April 1, 1997, Ultra Funding effective October 1, 1997, America First Eureka Holdings effective January 2, 1998, and Franchise Mortgage Acceptance Company effective November 1, 1999.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX

Strategic Overview	24
Our Mission and Strategy	24
Banking Platform Strategy	24
Home Equity Platform Strategy	25
Auto Platform Strategy	25
Commercial Platform Strategy	25
Acquisition of FMAC	26
Results of Operations	26
Contribution by Platform	26
Net Interest Income and Net Interest Margin	28
Interest Income	33
Interest Expense	35
Provision for Losses on Loans and Leases	37
Noninterest Income	37
Noninterest Expense	37
Income Taxes	41
Non-GAAP Performance Measures	41
Earnings Excluding Amortization of Intangible Assets	42
Normalized Net Interest Margin	43
Balance Sheet Analysis	45
Securities	45
Loans and Leases	47
Deposits	54
Borrowings	55
Liquidity	57
Capital Resources	57
Year 2000	59
Impact of Inflation and Changing Prices	60

Strategic Overview

         Bay View Capital Corporation is a diversified financial services company that operates distinct business platforms. Each platform is comprised of interest-earning assets with similar characteristics including, among other things, marketing and distribution channels, pricing, credit risk, and interest rate sensitivity.

         Throughout 1998, we reported on three business platforms: a Banking Platform, a Consumer Platform and a Commercial Platform. The Banking Platform included single-family, multi-family and commercial mortgage loans, mortgage-backed securities, and retail and business banking deposit products and services. The Consumer Platform included auto loans and leases and home equity loans. The Commercial Platform included asset-based lending, factoring and commercial leasing activities.

         Effective January 1, 1999, we expanded our business platforms in order to facilitate a more effective presentation and analysis of our different business activities. These platforms are as follows:

•
A Banking Platform comprised of single-family, multi-family and commercial real estate loans, franchise loans and asset-based commercial participation loans, mortgage-backed securities and other investments, and retail and business banking deposit products and services. The franchise lending operations and related assets were added to the Banking Platform through our acquisition of FMAC, along with the assets and operations of FMAC’s wholly owned division, Bankers Mutual, a multi-family loan originator and seller-servicer.

•	A Home Equity Platform comprised of home equity loans and lines of credit.

•	An Auto Platform comprised of auto loans and leases.

•	A Commercial Platform comprised of asset-based lending, factoring and commercial leasing activities.

     Our Mission and Strategy

         Our mission is to build a diversified financial services company by investing in niche businesses with risk-adjusted returns that enhance shareholder value. Our strategy centers around our continued transition to commercial banking activities and changing-out our balance sheet to expand our net interest margin. In order to realize this objective, our actions include the following:

•
Replacing lower-yielding mortgage loans and mortgage-backed securities on our balance sheet with consumer and commercial loans and leases with higher risk-adjusted returns, shorter maturities and less sensitivity to interest rate changes.

•
Enhancing and expanding Bay View Bank’s deposit base by attracting and retaining lower-cost transaction accounts, including commercial and business checking accounts, offering competitively priced certificates of deposit and capitalizing on strategic branch or deposit acquisition opportunities.

•	Maintaining the capital levels of both Bay View Bank and Bay View Capital Corporation at or above the well-capitalized level, as defined for regulatory purposes.

     Banking Platform Strategy

         One of the principal businesses of the Banking Platform is Bay View Bank’s 57 full service retail and business banking branch network. A primary objective of the Banking Platform is to enhance the value of our deposit franchise by focusing on deposit growth, expanding and enhancing products and services and capitalizing on strategic branch and deposit acquisition opportunities. A primary component of the Banking Platform’s deposit growth strategy is to focus on lower-cost transaction accounts (e.g., checking, savings and money market accounts) as a source of financing. Transaction accounts at Bay View Bank as a percentage of total retail deposits increased to 51.0% at December 31, 1999 as compared with 49.8% at December 31, 1998 and 34.6% at December 31, 1997.

         On September 25, 1999, in keeping with the platform’s strategy, we acquired two Luther Burbank Savings branches. These two branches represented approximately $117 million in deposits. In accordance with the agreement, we paid a 5.25% deposit premium. The amount of goodwill recorded as of the acquisition date was $6 million.

         The Banking Platform also includes our multi-family and commercial real estate lending and the franchise lending operations acquired from FMAC in November 1999. The strategy is not only to concentrate on enhancing the profitability, efficiency and production capabilities of these operations, but also to develop a whole loan market for future franchise loan sales.

         Effective March 1, 1999, Bay View Bank converted from a savings institution regulated by the Office of Thrift Supervision to a national bank regulated by the Office of the Comptroller of the Currency and Bay View Capital Corporation converted from a savings and loan holding company regulated by the Office of Thrift Supervision to a bank holding company regulated by the Federal Reserve Board. These conversions represented a critical step in our transformation to a commercial bank. Our new national bank charter provides us with the ability to continue, as well as expand, our focus on traditional commercial banking activities.

     Home Equity Platform Strategy

         The Home Equity Platform originates and purchases home equity loans and lines of credit. The Home Equity Platform ’s portfolio included $434 million in high loan-to-value home equity loans at December 31, 1999 as compared with $485 million at December 31, 1998 and $67 million at December 31, 1997. We do not anticipate increasing our exposure to uninsured high loan-to-value home equity loans beyond their current levels. Our future home equity loan originations will generally be limited to conventional home equity loans and lines of credit originated through our branch banking network.

     Auto Platform Strategy

         The Auto Platform underwrites and purchases high-quality, fixed-rate loans and leases secured by new and used autos. The platform commenced its leasing activities effective April 1, 1998.

         In executing its strategy, the Auto Platform identifies product niches which are not the primary focus of traditional competitors in the auto lending area, such as banks and captive finance companies. One such niche includes auto loans where a highly qualified borrower desires a higher relative loan amount and/or a longer term than is offered by many other more traditional auto financing sources. In return for the flexibility of the product it offers, the Auto Platform charges higher interest rates while still applying its traditional underwriting criteria to mitigate any potential loan losses.

         In December 1999, the Auto Platform completed a $247 million auto loan securitization, which resulted in a $5.2 million gain recorded as noninterest income. This securitization helped us achieve our asset and liability management strategy of reducing shorter duration loans while retaining longer duration loan originations for our portfolio. The securitization also benefited our regulatory risk-based capital ratios and reduced our auto concentration risk.

         Our strategic alliance with Lendco Financial Services for the purchase of auto loans and leases, which began in the second quarter of 1998, provided us with an option to acquire Lendco Financial Services. While we did not exercise this option, we intend to continue purchasing auto loans and leases from Lendco Financial Services through June 30, 2000, when our contractual agreement expires.

     Commercial Platform Strategy

         The Commercial Platform’s strategy focuses on being a nationwide provider of customized financing solutions to small and middle-market businesses. The Commercial Platform offers asset-based lending, factoring and equipment leasing. During 1998, the Commercial Platform also began originating asset-based commercial participation loans for the Banking Platform. These loans totaled approximately $72 million at December 31, 1999 and $18 million at December 31, 1998.

     Acquisition of FMAC

         Our strategy to change-out our balance sheet from lower-yielding mortgage loans and mortgage-backed securities to consumer and commercial loans and leases with higher risk-adjusted returns led to our acquisition of Franchise Mortgage Acceptance Company and its wholly owned division, Bankers Mutual, collectively referred to as FMAC, on November 1, 1999.

         FMAC is one of the nation’s leading small business lenders specializing in franchise lending. Bankers Mutual, a division of FMAC which was acquired by FMAC in April 1998, is one of the nation’s leading multi-family lenders. Since the merger, FMAC and Bankers Mutual have operated as separate subsidiaries of Bay View Bank. FMAC ’s insurance agency service operates as a separate subsidiary of our holding company, Bay View Capital Corporation. The acquisition provides us with significant asset generation capabilities focused on franchised quick-service restaurants, such as Burger King, Wendy’s, Pizza Hut, and KFC, casual dining restaurants, such as TGI Friday’s, Applebees and Denny’s, retail energy businesses (service stations, convenience stores, truck stops, car washes, and quick lube businesses) and funeral home and cemetery owners. We intend to portfolio a portion of the commercial franchise loans originated, accelerating the transformation of our balance sheet to consumer and commercial assets with higher risk-adjusted yields, and securitize and/or sell the remainder. Bankers Mutual has historically sold its multi-family loan production through seller-servicer programs administered by Fannie Mae and Freddie Mac, which we intend to continue and expand prospectively.

         See Note 2 to the Consolidated Financial Statements, “Merger and Acquisition-Related Activity,” at Item 8. “Financial Statements and Supplementary Data” for further discussion of the acquisition including pro forma financial statement disclosures.

Results of Operations

         Consolidated net income was $29.0 million, or $1.36 per diluted share, for the year ended December 31, 1999 as compared with $22.7 million, or $1.12 per diluted share, for 1998 and $14.0 million, or $1.06 per diluted share, for 1997. The increases in net income and earnings per diluted share, as compared with the respective prior periods, were primarily driven by the continued expansion of our net interest margin and higher noninterest income, largely as a result of our acquisitions. Our results reflect the acquisitions of Franchise Mortgage Acceptance Company and its wholly owned division Bankers Mutual effective November 1, 1999, America First Eureka Holdings, Inc. effective January 2, 1998, Ultra Funding, Inc. effective October 1, 1997, and Bay View Commercial Finance Group effective April 1, 1997.

     Contribution by Platform

         Each of our business platforms contributes to our overall profitability. Contribution by platform is defined as each platform’s net interest income and noninterest income less each platform’s allocated provision for losses on loans and leases, direct general and administrative expenses, including certain direct expense allocations, and other noninterest expense, including the amortization of intangible assets.

         In computing net interest income by platform, funding costs are allocated to each platform based on the duration of its interest-earning assets and auto-related operating leased assets and, specifically, by matching these assets with interest-bearing liabilities with similar durations. Accordingly, the Auto Platform’s and the Commercial Platform’s funding costs were determined based upon our average cost of transaction accounts for the appropriate period. The Banking Platform’s and the Home Equity Platform’s funding costs were determined based upon the average cost of our remaining funding sources, including the noninterest expense associated with our Capital Securities issued on December 21, 1998.

         All indirect general and administrative expenses not specifically identifiable with, or allocable to, our business platforms are included in indirect corporate overhead. Indirect corporate overhead includes both recurring items, such as our administrative and support functions, and certain special mention items, as discussed elsewhere herein.

         Our prior period platform results were revised to reflect the expanded number of business platforms and to reflect the methodology discussed above. We continue to enhance our cost allocation methodology and anticipate further enhancements during future periods. Intercompany revenues and expenses are eliminated in the measurement of platform contribution.

         The following tables illustrate each platform ’s contribution for the periods indicated. The tables also illustrate the reconciliation of total contribution by platform to our net income for the periods indicated. Reconciling items generally include indirect corporate overhead and income tax expense.

	For the Year Ended December 31, 1999
	Banking	Home Equity	Auto	Commercial	Total
	(Dollars in thousands)
Net interest income(1)	$ 97,579	$ 33,008	$ 24,944	$14,953	$170,484
Provision for losses on loans and leases	—	(19,433)	(6,125)	(2,753)	(28,311)
Noninterest income(1)(2)	24,775	142	65,218	1,397	91,532
Direct general and administrative expenses(1)	(68,063)	(4,111)	(14,953)	(8,623)	(95,750)
Leasing expenses(2)	—	—	(40,188)	—	(40,188)
Dividend expense on Capital Securities	(7,518)	(1,417)	—	—	(8,935)
Net income on real estate owned	238	—	—	—	238
Amortization of intangible assets	(10,947)	—	(1,314)	(1,426)	(13,687)

Contribution by platform	$ 36,064	$ 8,189	$ 27,582	$ 3,548	75,383

Indirect corporate overhead(1)					(21,366)
Income tax expense					(25,053)

Net income					$ 28,964

	For the Year Ended December 31, 1998
	Banking	Home Equity	Auto	Commercial	Total
	(Dollars in thousands)

Net interest income	$ 93,796	$22,003	$ 27,833	$10,969	$154,601
Provision for losses on loans and leases	—	(3,545)	(5,569)	—	(9,114)
Noninterest income(2)	16,621	217	13,300	934	31,072
Direct general and administrative expenses(1)	(61,055)	(2,664)	(16,982)	(8,667)	(89,368)
Leasing expenses(2)	—	—	(7,682)	—	(7,682)
Dividend expense on Capital Securities	(210)	(34)	—	—	(244)
Net income on real estate owned	131	—	4	105	240
Amortization of intangible assets	(8,754)	—	(1,166)	(1,452)	(11,372)

Contribution by platform	$ 40,529	$15,977	$ 9,738	$ 1,889	68,133

Indirect corporate overhead(1)					(24,199)
Income tax expense					(21,215)

Net income					$ 22,719

	For the Year Ended December 31, 1997
	Banking	Home Equity	Auto	Commercial	Total
	(Dollars in thousands)
Net interest income	$ 60,369	$3,183	$15,285	$8,499	$ 87,336
Provision for losses on loans and leases	(229)	—	(1,458)	(265)	(1,952)
Noninterest income(1)	7,906	6	4,280	563	12,755
Direct general and administrative expenses(1)	(47,346)	(424)	(8,706)	(6,411)	(62,887)
Net income on real estate owned	1,128	—	—	—	1,128
Amortization of intangible assets	(2,073)	—	(1,038)	(977)	(4,088)

Contribution by platform	$ 19,755	$2,765	$ 8,363	$1,409	32,292

Indirect corporate overhead(1)					(9,026)
Income tax expense					(9,245)

Net income					$ 14,021

(1)
Amounts include certain special mention items which are discussed at “Net Interest Income and Net Interest Margin”, “Noninterest Income” and “General and Administrative Expenses.” Special mention items generally include income and expense items recognized during the period that we believe are significant and/or unusual in nature and therefore useful to you in evaluating our performance and trends. These items may or may not be nonrecurring in nature.

(2)	The Auto Platform commenced its leasing activities effective April 1, 1998.

         A discussion of each of the significant components of contribution by platform follows:

     Net Interest Income and Net Interest Margin

         Net interest income represents the difference between interest earned on loans, leases and investments and interest paid on funding sources, including deposits and borrowings, and has historically been our principal source of revenue. Net interest margin is the amount of net interest income expressed as a percentage of average interest-earning assets.

         Net interest income was $170.5 million for the year ended December 31, 1999 as compared with $154.6 million for 1998 and $87.3 million for 1997. Net interest margin was 3.23% for the year ended December 31, 1999 as compared with 3.03% for 1998 and 2.86% for 1997. The increases in net interest income and net interest margin were attributable to our strategic development into a commercial bank and the related continuing shift from traditional mortgage-based assets to consumer and commercial assets with higher risk-adjusted yields combined with a decline in our funding costs.

         The following table illustrates net interest income and net interest margin, by platform, for the years indicated:

	For the Year Ended December 31,
	1999		1998		1997
	Net Interest Income	Net Interest Margin	Net Interest Income	Net Interest Margin	Net Interest Income	Net Interest Margin
	(Dollars in thousands)
Banking Platform	$ 97,579	2.56%	$ 93,796	2.28%	$60,369	2.19%
Home Equity Platform	33,008	4.88	22,003	5.15	3,183	4.83
Auto Platform(1)	24,944	3.84	27,833	6.01	15,285	8.00
Commercial Platform(2)	14,953	11.49	10,969	15.66	8,499	21.39

Total	$170,484	3.23%	$154,601	3.03%	$87,336	2.86%

(1)
The Auto Platform commenced its leasing activities effective April 1, 1998. The Auto Platform’s net interest margin compression is largely attributable to funding costs associated with the platform’s leasing activities. The platform’s net interest margin presented above does not include the revenue impact of its auto leasing activities, which was included in noninterest income, but does include the associated funding costs.

(2)	Excludes asset-based participation loans included in the Banking Platform.

         The following table illustrates interest-earning assets, excluding our auto-related operating leased assets, by platform, as of the dates indicated:

	At December 31,
	1999	1998
	(Dollars in thousands)
Banking Platform	$4,026,891	$3,816,993
Home Equity Platform	678,735	657,148
Auto Platform(1)	527,317	570,128
Commercial Platform(2)	182,240	94,888

Total	$5,415,183	$5,139,157

(1)	Amounts exclude auto-related operating leased assets totaling $463.1 million at December 31, 1999 and $183.5 million at December 31, 1998.

(2)
Amounts exclude asset-based commercial participation loans originated by the Commercial Platform for the Banking Platform totaling $72.0 million at December 31, 1999 and $18.3 million at December 31, 1998.

         The following table illustrates average interest-earning assets, excluding our auto-related operating leased assets, by platform, for the years indicated:

	Average Balances for the Year Ended December 31,
	1999	1998	1997
	(Dollars in thousands)
Banking Platform	$3,805,153	$4,155,328	$2,758,019
Home Equity Platform	676,149	412,530	65,896
Auto Platform(1)	659,312	460,453	191,066
Commercial Platform(2)	130,897	69,702	39,739

Total	$5,271,511	$5,098,013	$3,054,720

(1)
Amounts exclude auto-related operating leased assets beginning in April 1998. The average balance of these assets was $332.0 million for the year ended December 31, 1999 and $65.8 million for the year ended December 31, 1998.

(2)
Amounts exclude asset-based commercial participation loans originated by the Commercial Platform for the Banking Platform beginning in June 1998. The average balance of these loans was $49.0 million for the year ended December 31, 1999 and $5.9 million for the year ended December 31, 1998.

         Banking Platform

         The Banking Platform’s net interest income was $97.6 million for the year ended December 31, 1999 as compared with $93.8 million for 1998 and $60.4 million for 1997. The Banking Platform ’s net interest margin was 2.56% for the year ended December 31, 1999 as compared with 2.28% for 1998 and 2.19% for 1997.

         The increase in net interest income for 1999, as compared with 1998, was attributable to an increase in net interest margin partially offset by a decline in average interest-earning assets. The increase in net interest margin was primarily due to lower funding costs. Our funding costs declined due to an increase in lower cost transaction accounts, deposit pricing strategies, a decline in the interest rate environment during the first half of 1999 and the managed run-off of higher cost certificates of deposit. The decline in average interest-earning assets was due to real estate loan sales and asset repayments exceeding asset originations and purchases. The Banking Platform’s asset yields remained relatively constant as the impact of the continued change-out of our balance sheet from relatively lower-yielding mortgage-based assets to commercial assets with higher risk-adjusted yields, including franchise loans, was offset by the declining interest rate environment during the first six months of 1999.

         The increase in net interest income for 1998, as compared with 1997, was attributable to both an increase in average interest-earning assets and an increase in net interest margin. The increase in average interest-earning assets was largely a result of our acquisition of America First Eureka Holdings, Inc. and its wholly owned subsidiary EurekaBank, sometimes referred to as AFEH. The increase in net interest margin was due to a decline in our funding costs partially offset by lower asset yields. The decline in funding costs was due to an increase in lower cost transaction accounts, our deposit pricing strategies, the interest rate environment, and the run-off of jumbo and brokered certificates of deposit. The decline in asset yields was a result of various factors, including the impact of EurekaBank’s lower-yielding portfolio of mortgage loans we acquired effective January 2, 1998, $200 million of lower-yielding mortgage loans we acquired in June 1998, primarily to assist Bay View Bank in meeting its CRA requirements, and repayments of higher-yielding mortgage loans and mortgage-backed securities.

         Home Equity Platform

         The Home Equity Platform’s net interest income was $33.0 million for the year ended December 31, 1999 as compared with $22.0 million for 1998 and $3.2 million for 1997. The Home Equity Platform’s net interest margin was 4.88% for the year ended December 31, 1999 as compared with 5.15% for 1998 and 4.83% for 1997.

         The increase in net interest income for 1999, as compared with 1998, was due to higher average interest-earning assets, largely resulting from home equity loan purchases, partially offset by a decrease in net interest margin. The decrease in net interest margin was primarily due to lower asset yields, partially offset by lower funding costs. The decrease in asset yields was associated with replacing high loan-to-value home equity loans, which we began purchasing in August 1997, with purchases of higher-quality, yet lower-yielding loans, including 100% insured high loan-to-value home equity loans and conventional home equity loans, that is loans with a combined loan-to-value ratio of less than 100%.

         The increase in net interest income for 1998, as compared with 1997, was due to higher average interest-earning assets and an increase in net interest margin, due to both higher asset yields and lower funding costs. The increases in average interest-earning assets and asset yields were due to continued purchases of high loan-to- value home equity loans with higher risk-adjusted yields.

         Auto Platform

         The Auto Platform’s net interest income was $24.9 million for the year ended December 31, 1999 as compared with $27.8 million for 1998 and $15.3 million for 1997. The Auto Platform’s net interest margin was 3.84% for the year ended December 31, 1999 as compared with 6.01% for 1998 and 8.00% for 1997.

         The decrease in net interest income for 1999, as compared with 1998, was due to a decrease in the net interest margin partially offset by higher average interest-earning assets. The decrease in net interest margin was primarily attributable to higher funding costs, including the costs associated with the platform’s auto leasing activities, as discussed below, and increases in the cost of our transaction accounts. The increase in interest-earning assets was due to continued originations and purchases of auto loans. The increase in net interest income for 1998, as compared with 1997, was due to higher average interest-earning assets partially offset by decreases in net interest margin, as discussed above. The net interest margin for 1999, as compared with 1998, was also negatively impacted by lower asset yields resulting from the platform’s migration to higher-quality, but lower-yielding loans and the yield compression associated with competition.

         The Auto Platform’s net interest margin excludes the revenue generated from operating leases. Because the auto leases are accounted for as operating leases, the rental income and related expenses, including depreciation expense, are reflected in noninterest income and noninterest expense, respectively, in accordance with generally accepted accounting principles, sometimes referred to as GAAP. As a result, the Auto Platform’s net interest income and margin do not include the revenue impact of our auto leasing activities, but do include the associated funding costs. As the platform’s auto leasing activities have continued to increase, the corresponding funding costs have also continued to increase, negatively impacting net interest income and margin. Additionally, the Auto Platform’s net interest margin does not reflect the tax benefit associated with its leasing activities related to the losses generated for income tax purposes during the early lease periods. The yields associated with the Auto Platform’s leasing activities will increase over time as the related asset is depreciated down to its residual value. For a discussion of normalized net interest income and net interest margin, which include the revenue impact of our auto leasing activities, see “Non-GAAP Performance Measures—Normalized Net Interest Income and Net Interest Margin.”

         Commercial Platform

         The Commercial Platform’s net interest income was $15.0 million for the year ended December 31, 1999 as compared with $11.0 million for 1998 and $8.5 million for 1997. The Commercial Platform’s net interest margin was 11.49% for the year ended December 31, 1999 as compared with 15.66% for 1998 and 21.39% for 1997. This platform was created as a result of our acquisition of Bay View Commercial Finance Group effective April 1, 1997.

         The increases in net interest income, as compared with the respective prior periods, were due to increases in the platform’s average interest-earning assets, attributable to continued growth within the platform, partially offset by decreases in net interest margin. The decreases in net interest margin were largely attributable to most of the platform’s growth being comprised of asset-based loans and equipment leases, which generate lower yields relative to the platform ’s factoring activities, combined with the yield compression associated with competition. The platform’s net interest margin was also negatively impacted by increases in the cost of our transaction accounts.

         Average Balance Sheet

         The following table illustrates certain information relating to our consolidated statements of financial condition and reflects the average yields on interest-earning assets and average rates on interest-bearing liabilities for the years indicated. Such yields and rates are derived by dividing interest income or interest expense by the average balances of interest-earning assets or interest-bearing liabilities, respectively, for the years indicated. Average balances of interest-earning assets and interest-bearing liabilities were calculated by averaging the relevant month-end amounts for the respective years.

	For the Year Ended December 31,
	1999			1998			1997
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in thousands)

ASSETS

Interest-earning assets:
Loans	$4,444,079	$369,841	8.32%	$4,174,976	$347,086	8.32%	$2,369,200	$197,898	8.35%
Mortgage-backed securities(1)	583,286	37,376	6.41	743,545	48,225	6.50	531,493	34,317	6.46
Investments(1)	244,146	14,439	5.91	179,492	11,052	6.17	154,027	10,029	6.51

Total interest-earning assets	5,271,511	421,656	8.00	5,098,013	406,363	7.98	3,054,720	242,244	7.93

Other assets	611,301			394,623			76,674

Total assets	$5,882,812			$5,492,636			$3,131,394

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Deposits	$3,462,048	142,427	4.11	$3,375,777	149,656	4.44	$1,646,683	76,484	4.64
Borrowings(2)	1,882,278	108,745	5.78	1,663,972	102,106	6.15	1,242,442	78,424	6.31

Total interest-bearing liabilities	5,344,326	251,172	4.70	5,039,749	251,762	5.00	2,889,125	154,908	5.36

Other liabilities	124,640			66,062			50,834

Total liabilities	5,468,966			5,105,811			2,939,959
Stockholders ’ equity	413,846			386,825			191,435

Total liabilities and stockholders’ equity	$5,882,812			$5,492,636			$3,131,394

Net interest income/net interest spread		$170,484	3.30%		$154,601	2.98%		$ 87,336	2.57%

Net interest-earning assets (liabilities)	$ (72,815)			$ 58,264			$ 165,595

Net interest margin(3)			3.23%			3.03%			2.86%

(1)	Average balances and yields for securities and other investments classified as available-for-sale are based on historical amortized cost.

(2)
Interest expense for borrowings includes interest expense on interest rate swaps of $3.1 million, $2.4 million and $2.8 million for the years ended December 31, 1999, 1998 and 1997, respectively. Interest expense for borrowings excludes dividend expense on our Capital Securities.

(3)	Net interest income divided by average interest-earning assets.

     Interest Income

Loans and Leases

         Our interest income on loans and leases was $369.8 million for the year ended December 31, 1999 as compared with $347.1 million for 1998 and $197.9 million for 1997. The average yield on loans and leases was 8.32% for the years ended December 31, 1999 and 1998 as compared with 8.35% for 1997.

         The increase in interest income on loans and leases for 1999, as compared with 1998, was due primarily to higher average balances of loans and leases resulting from loan and lease originations and purchases, primarily consumer and commercial loans and leases, exceeding repayments and sales. The average yield on loans and leases remained relatively unchanged as our ability to replace lower-yielding mortgage-based assets with higher-yielding consumer and commercial assets, including franchise loans, was offset by a combination of factors. These factors included the impact of the declining interest rate environment during the first six months of 1999, the yield compression associated with competition, higher premium amortization attributable to higher prepayment speeds on our high loan-to-value home equity loans, and our continued emphasis on higher-quality loans and leases.

         The increase in interest income on loans and leases for 1998, as compared with 1997, was attributable to higher average balances of loans and leases partially offset by a slight decrease in yield on loans and leases. The increase in average balances of loans and leases was largely a result of the acquisitions of AFEH in 1998 and Ultra Funding, Inc. and Bay View Commercial Finance Group in 1997, combined with internally generated platform loan growth. The slight decrease in yield on loans and leases was due to a combination of factors, including the impact of the declining interest rate environment, the yield compression associated with competition, and our continued emphasis on higher-quality loans and leases, partially offset by our ability to replace relatively lower-yielding mortgage-based assets with higher-yielding consumer and commercial assets.

         The following table illustrates interest income on loans and leases, by platform, for the years indicated:

	Year Ended December 31,
	1999		1998		1997
	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Banking Platform	$229,713	7.70%	$248,665	7.69%	$162,309	7.81%
Home Equity Platform	65,600	9.70	42,351	10.27	6,646	10.09
Auto Platform	55,429	8.47	42,993	9.44	19,328	10.46
Commercial Platform(1)	19,099	14.59	13,077	18.76	9,615	24.20

Total	$369,841	8.32%	$347,086	8.32%	$197,898	8.35%

(1)	Excludes asset-based participation loans included in the Banking Platform.

Banking Platform

         The Banking Platform’s average loan yield was 7.70% for the year ended December 31, 1999 as compared with 7.69% for 1998 and 7.81% for 1997. The platform’s average yield remained relatively constant for 1999, as compared with 1998, as the impact of the continued change-out of our balance sheet from relatively lower-yielding mortgage-based loans to commercial loans and leases with higher risk-adjusted yields, including franchise loans, was offset by the declining interest rate environment during the first six months of 1999. The decrease in the platform’s average loan yield for 1998, as compared with 1997, was due to various factors, including the impact of EurekaBank’s lower-yielding portfolio of mortgage loans, acquired effective January 2, 1998, combined with the purchase of $200 million of lower-yielding mortgage loans in June 1998, primarily to assist Bay View Bank in meeting its CRA obligations, and the continued repayments of higher-yielding mortgage loans.

Home Equity Platform

         The Home Equity Platform’s average loan yield was 9.70% for the year ended December 31, 1999, as compared with 10.27% for 1998 and 10.09% for 1997. The decrease in the platform’s average loan yield for 1999, as compared with 1998, was primarily due to our emphasis on higher-quality, yet lower-yielding, home equity loans, including 100% insured high loan-to-value home equity loans, combined with continued origination of lower-yielding conventional home equity loans through our branches and higher premium amortization attributable to higher prepayment speeds on our high loan-to-value home equity loans. The increase in the platform’s average loan yield for 1998, as compared with 1997, was due to purchases of high loan-to-value home equity loans with higher risk-adjusted yields.

Auto Platform

         The Auto Platform’s average loan yield was 8.47% for the year ended December 31, 1999 as compared with 9.44% for 1998 and 10.46% for 1997. The decreases in the platform ’s average loan yield, as compared with the respective prior periods, were primarily due to lower asset yields on auto loan originations and purchases. The lower yields were largely attributable to the yield compression associated with increased competition within the industry along with the platform’s continuing migration to higher-quality, yet lower-yielding loans.

Commercial Platform

         The Commercial Platform’s average loan and lease yield was 14.59% for the year ended December 31, 1999 as compared with 18.76% for 1998 and 24.20% for 1997. The decreases in the platform’s average loan and lease yield, as compared with the respective prior periods, were a result of most of the platform’s growth being comprised of asset-based loans and equipment leases which generate lower yields relative to the platform ’s factoring activities combined with yield compression associated with competition.

Mortgage-Backed Securities

         Interest income on our mortgage-backed securities was $37.4 million for the year ended December 31, 1999 as compared with $48.2 million for 1998 and $34.3 million for 1997. The average yield on mortgage-backed securities was 6.41% for the year ended December 31, 1999 as compared with 6.50% for 1998 and 6.46% for 1997. The decreases in interest income and yield on mortgage-backed securities for 1999, as compared with 1998, were due to continued repayments of higher-yielding mortgage-backed securities partially offset by purchases of investment grade collateralized mortgage obligations, or CMOs during the latter half of 1998 and Government National Mortgage Association mortgage-backed securities during the second quarter of 1999. The increases in interest income and yield on mortgage-backed securities for 1998, as compared with 1997, were primarily attributable to the acquisition of EurekaBank’s mortgage-backed securities portfolio, which reflected yields higher than Bay View Bank’s pre-acquisition mortgage-backed securities portfolio, combined with purchases of higher-yielding CMOs during 1998, as discussed above, partially offset by prepayments of higher-yielding mortgage-backed securities.

Investment Securities

         Interest and dividend income on our investment securities was $14.4 million for the year ended December 31, 1999 as compared with $11.1 million for 1998 and $10.0 million for 1997. The average yield on investment securities was 5.91% for the year ended December 31, 1999 as compared with 6.17% for 1998 and 6.51% for 1997. The increase in interest and dividend income on investment securities for 1999, as compared with 1998, was largely due to higher average balances resulting from our liquidity and investment management activities partially offset by a decrease in average yield related to the impact of changes in the interest rate environment. The increase in interest and dividend income on investment securities for 1998, as compared with 1997, was primarily due to higher average short-term investment balances related to our acquisition of AFEH partially offset by lower yields due to the declining interest rate environment.

     Interest Expense

Deposits

         Interest expense on our deposits was $142.4 million for the year ended December 31, 1999 as compared with $149.7 million for 1998 and $76.5 million for 1997. The average cost of deposits was 4.11% for the year ended December 31, 1999 as compared with 4.44% for 1998 and 4.64% for 1997.

         The decrease in interest expense on deposits for 1999, as compared with 1998, was due to a decrease in the cost of deposits partially offset by higher average deposit balances. The decrease in the cost of deposits resulted from a combination of factors, including our continued emphasis on lower-cost transaction accounts, our deposit pricing strategies and the declining interest rate environment during the first six months of 1999, partially offset by an increase in higher-cost brokered certificates of deposit. The increase in average deposit balances was due to higher transaction account balances and brokered certificates of deposit balances partially offset by lower retail certificates of deposit.

         The increase in interest expense on deposits for 1998, as compared with 1997, was due to the acquisition of EurekaBank’s deposit portfolio, partially offset by a decrease in deposit costs due to an increase in lower-cost transaction accounts, deposit pricing strategies, the declining interest rate environment during the year, and the run-off of higher cost jumbo and brokered certificates of deposits. The increase in transaction accounts and run-off of higher cost jumbo and brokered certificates of deposits were consistent with the Banking Platform’s strategic objective during 1998 to grow lower-cost transaction accounts, instead of higher-cost certificates of deposit, as a source of our funding.

         The following table summarizes our deposit costs by type and our transaction accounts as a percentage of retail deposits for the periods indicated:

	For the Months Ended December 31,
	1999	1998	1997
Transaction accounts	3.26%	3.15%	2.97%
Retail certificates of deposit	4.92	5.20	5.51

Total retail deposits	4.07	4.20	4.65
Brokered certificates of deposit	6.18	—	5.82

Total deposits	4.30%	4.20%	4.71%

Transaction accounts as a percentage of retail deposits	51.0%	49.8%	34.6%

Borrowings

         Interest expense on our borrowings, excluding the Capital Securities issued in December 1998, was $108.7 million for the year ended December 31, 1999 as compared with $102.1 million for 1998 and $78.4 million for 1997. The average cost of borrowings was 5.78% for the year ended December 31, 1999 as compared with 6.15% for 1998 and 6.31% for 1997.

         The increase in interest expense on borrowings for 1999, as compared with 1998, was primarily due to higher average borrowing balances. Higher balances were required to fund the growth in our balance sheet. This volume-related increase in interest expense was partially offset by a decline in the cost of borrowings, attributable to our refinancing and extending of maturities on a significant portion of our Federal Home Loan Bank advances in October 1998 and the maturity of $50 million of 8.42% Senior Debentures on June 1, 1999. The impact of these factors was partially offset by the utilization of new funding sources during 1999, including a LIBOR-based warehouse line with an all-in cost of approximately 7.92% and $50 million of 10% Subordinated Notes due 2009 issued by Bay View Bank on August 18, 1999. A significant portion of our Federal Home Loan Bank advances repriced in October 1999 and were therefore impacted by the recent rising interest rate environment. As our level of Federal Home Loan Bank advance borrowing capacity continues to decline due to the decrease in eligible mortgage-based collateral, we will continue to become more dependent on other funding sources, such as deposits and warehouse lines, to fund our balance sheet.

         The increase in interest expense on borrowings for 1998, as compared with 1997, was primarily due to higher average balances resulting from funding strategies we employed subsequent to our acquisition of AFEH, combined with a full year of interest expense on $100 million in Subordinated Notes issued in August 1997, partially offset by a decrease in borrowing costs primarily due to lower market interest rates on Federal Home Loan Bank advances due to the declining interest rate environment.

         The following tables illustrate the changes in net interest income due to changes in the rate and volume of our interest-earning assets and interest-bearing liabilities. The variances include the effects of our acquisitions. Changes in rate and volume which cannot be segregated (i.e., changes in weighted-average interest rate multiplied by average portfolio balance) have been allocated proportionately to the change in rate and the change in volume.

	For the Year Ended December 31, 1999 vs. 1998
	Rate Variance	Volume Variance	Total Variance
	(Dollars in thousands)
Interest income:
Loans and leases	$ —	$ 22,755	$ 22,755
Mortgage-backed securities	(655)	(10,194)	(10,849)
Investments	(449)	3,836	3,387

	(1,104)	16,397	15,293

Interest expense:
Deposits	(11,017)	3,788	(7,229)
Borrowings	(5,623)	12,262	6,639

	(16,640)	16,050	(590)

Change in net interest income	$ 15,536	$ 347	$ 15,883

	For the Year Ended December 31, 1998 vs. 1997
	Rate Variance	Volume Variance	Total Variance
	(Dollars in thousands)
Interest income:
Loans and leases	$ (707)	$149,895	$149,188
Mortgage-backed securities	213	13,695	13,908
Investments	(472)	1,495	1,023

	(966)	165,085	164,119

Interest expense:
Deposits	(2,324)	75,496	73,172
Borrowings	(1,913)	25,595	23,682

	(4,237)	101,091	96,854

Change in net interest income	$ 3,271	$ 63,994	$ 67,265

     Provision For Losses on Loans and Leases

         The provision for losses on loans and leases was $28.3 million for the year ended December 31, 1999 as compared with $9.1 million for 1998 and $2.0 million for 1997. The increases in the provision for losses on loans and leases were primarily a result of our acquisitions combined with our internal loan and lease growth, principally in consumer and commercial loans and leases. The provision levels reflect the continued change-out of the balance sheet to consumer and commercial assets with higher gross yields relative to traditional mortgage assets, but also higher charge-offs and therefore higher provision expense. Higher net charge-offs in the Home Equity Platform for 1999, as compared with 1998, related to uninsured high loan-to-value home equity loans. We do not anticipate increasing our exposure to uninsured high loan-to-value home equity loans beyond their current levels. Higher net charge-offs in the Commercial Platform for 1999, as compared with 1998, related to a seasoning of the commercial loan and lease portfolio. See “Balance Sheet Analysis—Allowance for Loan and Lease Losses ” for further discussion.

     Noninterest Income

         Noninterest income was $91.5 million for the year ended December 31, 1999 as compared with $31.1 million for 1998 and $12.8 million for 1997. Noninterest income included net gains on sales of loans and leases and securities of $10.1 million for the year ended December 31, 1999, $1.1 million for 1998 and $925,000 for 1997.

         The increase in noninterest income for 1999, as compared with 1998, was largely attributable to higher leasing income in the Auto Platform resulting from the continued growth in our auto leasing activities which began in April 1998, combined with higher net gains on the securitization and/or sale of loans and increases in the Banking Platform’s account fees, loan fees and charges and investment sales commissions. Net gains on the securitization and/or sale of loans included a $5.2 million gain in the Auto Platform from our $247 million auto loan securitization in December 1999 and $4.9 million in net gains on loan sales in the Banking Platform. The Banking Platform’s net gains were comprised of $3.4 million from the sales of single-family, multi-family and home equity loans and $1.5 million from Bankers Mutual’s sale of multi-family loans into the secondary market. Noninterest income for 1999 also included a $1.1 million refund resulting from a favorable tax ruling.

         The increase in noninterest income for 1998, as compared with 1997, was attributable to various factors, including higher account fees and investment product sales commissions related to the acquisition of AFEH, higher loan prepayment fees and higher leasing income. Net gains on the sales of securities for the year ended December 31, 1998 reflected approximately $2.0 million in gains on sales of mortgage-backed securities and a $940,000 loss during the third quarter of 1998 on the settlement of forward sale contracts relating to mortgage-backed securities. In January 1997, Bay View Credit securitized and sold $253 million of motor vehicle loans and recognized a gain of $925,000 representing the improvement in the fair value of the loans as a result of changes in market interest rates between the acquisition date and the sale date.

         Through our acquisition of FMAC, we also acquired two large off-balance sheet servicing portfolios relating to FMAC’s franchise loans and Bankers Mutual’s multi-family loans. We expect each servicing portfolio to contribute a significant amount of fees to our noninterest income. FMAC’s servicing income for November and December of 1999 was $341,000 on a franchise loan servicing portfolio totaling $2.2 billion at December 31, 1999. Bankers Mutual’s servicing income for November and December of 1999 was $169,000 on a mortgage loan servicing portfolio totaling $3.2 billion at December 31, 1999.

     Noninterest Expense

General and Administrative

         General and administrative expenses for the year ended December 31, 1999 were $117.1 million as compared with $113.6 million for 1998 and $71.9 million for 1997. Excluding special mention items, which we discuss below, the increase in general and administrative expenses for 1999, as compared with 1998, was primarily related to the incremental general and administrative expenses associated with our acquisition of FMAC, increases associated with inflationary pressures, including annual salary increases, and our continued business growth. During 1999, we were able to significantly offset inflationary pressures by effectively implementing various cost savings initiatives and other operating efficiencies. Going forward, we will continue to focus on identifying opportunities to realize additional operating efficiencies and cost savings. The increases in general and administrative expenses for 1998, as compared with 1997, were largely a result of our growth, including our acquisitions of AFEH in 1998 and Ultra Funding, Inc. and Bay View Commercial Finance Group in 1997, combined with inflationary pressures, including annual salary increases.

         Our general and administrative expenses for the year ended December 31, 1999 included $5.3 million in special mention items, as compared with $10.4 million in special mention items for 1998 and $8.8 million for 1997. Special mention items generally include items recognized during the period that we believe are significant and/or unusual in nature and therefore useful to you in evaluating our performance and trends. These items may or may not be nonrecurring in nature.

         Special mention items for 1999 included approximately $1.1 million in severance payments, $1.0 million in acquisition and integration costs (largely FMAC-related), $779,000 in Auto Platform restructuring charges, $705,000 in third-party Year 2000 compliance-related costs, and $598,000 in costs associated with repurchasing out-of-the-money stock options for possible future reissuance. Special mention items for 1999 also included approximately $377,000 in collection-based fees associated with the previously mentioned $1.1 million state tax refund, $278,000 in costs associated with a debt offering which we did not consummate, $239,000 in costs associated with branch relocations and closures, and $180,000 in initial fees related to the listing of our securities on the New York Stock Exchange.

         Special mention items for 1998 included approximately $6.9 million in acquisition and integration expenses related to our acquisition of AFEH, $1.35 million in expenses related to the cancellation of our proposed acquisition of PSB Lending Corporation, $814,000 in Auto Platform restructuring charges, $600,000 for a legal settlement related to the termination of a third-party data processing service contract, $253,000 in third-party Year 2000 compliance related costs, $240,000 in branch closure expenses, and $233,000 in other expenses.

         Special mention items for 1997 included approximately $7.4 million in pre-merger charges related to the acquisition of AFEH, which were comprised of approximately $5.8 million in related systems, operations and reengineering projects, a $1.1 million payment to our Senior Debenture holders for debt covenant modifications and a $450,000 write-off of deferred expenses related to a shelf registration statement. Special mention items for 1997 also included approximately $1.2 million in charges related to the expansion and reorganization of the Auto and Commercial Platforms and an $800,000 expense accrual for long-term incentive plan awards due to an increase in our stock price. The impact of these items was partially offset by a $650,000 benefit associated with the decision to remain with the current data processor for Bay View Bank and EurekaBank.

         The following table illustrates general and administrative expenses, by platform, for the periods indicated:

	For the Year Ended December 31,
	1999	1998	1997
	(Dollars in thousands)
Banking Platform(1)	$ 68,063	$ 61,055	$47,346
Home Equity Platform	4,111	2,664	424
Auto Platform	14,953	16,982	8,706
Commercial Platform	8,623	8,667	6,411

Subtotal	95,750	89,368	62,887
Indirect corporate overhead(2)	21,366	24,199	9,026

Total	$117,116	$113,567	$71,913

(1)	Amount includes $9.5 million in incremental FMAC general and administrative expenses for the year ended December 31, 1999.

(2)	Amount represents indirect corporate expenses not specifically identifiable with, or allocable to, our business platforms.

         The following table illustrates general and administrative expenses, excluding the special mention items as previously discussed, by platform, for the periods indicated:

	Excluding Special Mention Items for the Year Ended December 31,
	1999	1998	1997
	(Dollars in thousands)
Banking Platform(1)	$ 66,275	$ 56,232	$46,093
Home Equity Platform	4,111	2,664	424
Auto Platform	13,664	16,168	8,752
Commercial Platform	8,483	8,667	5,523

Subtotal	92,533	83,731	60,792
Indirect corporate overhead(2)	19,280	19,470	2,326

Total	$111,813	$103,201	$63,118

(1)	Amount includes $8.9 million in FMAC general and administrative expenses, excluding special mention items, for the year ended December 31, 1999.

(2)	Amount represents indirect corporate expenses not specifically identifiable with, or allocable to, our business platforms.

         Banking Platform

         The increase in the Banking Platform ’s general and administrative expenses, excluding special mention items, for 1999, as compared with 1998, was primarily due to $8.9 million in incremental general and administrative expenses related to FMAC, platform growth and inflationary pressures, including annual salary increases, partially offset by cost savings initiatives and efficiencies. The increase in the Banking Platform’s general and administrative expenses, excluding special mention items, for 1998, as compared with 1997, was largely attributable to the acquisition of AFEH, continued growth in the platform and inflationary pressures, including annual salary increases.

         Home Equity Platform

         The increases in the Home Equity Platform’s general and administrative expenses, excluding special mention items, as compared with the respective prior periods, were directly attributable to the increased costs associated with the platform’s growth during these periods.

         Auto Platform

         The decrease in the Auto Platform ’s general and administrative expenses, excluding special mention items, for 1999, as compared with 1998, was due to efficiencies realized from restructuring and consolidating operations of the platform, partially offset by the impact of platform growth and inflationary pressures. The increase in the Auto Platform’s general and administrative expenses, excluding special mention items, for 1998, as compared with 1997, was attributable to continued growth in the platform, including the acquisition of Ultra Funding, Inc. in October 1997, our auto leasing activities which began in April 1998, additional allocations of certain indirect general and administrative expenses, and inflationary pressures.

         Commercial Platform

         The decrease in the Commercial Platform’s general and administrative expenses, excluding special mention items, for 1999, as compared with 1998, was due to cost savings initiatives and efficiencies, partially offset by the impact of platform growth and inflationary pressures. The increase in the Commercial Platform’s general and administrative expenses, excluding special mention items, for 1998, as compared with 1997, was largely the result of the platform being created with the acquisition of Bay View Commercial Finance Group in April 1997 combined with continued growth in the platform, including the expansion of the asset-based lending segment of the platform, additional allocations of certain indirect general and administrative expenses, and inflationary pressures.

         The following table illustrates the ratio of general and administrative expenses to average interest-earning assets, including our auto-related operating leased assets and auto-related securitized assets, by platform, for the periods indicated. The fluctuations in the general and administrative expense ratios are largely driven by the fluctuations in general and administrative expenses as previously discussed.

	For the Year Ended December 31,
	1999	1998	1997
	(Dollars in thousands)
General and administrative expenses	$ 117,116	$ 113,567	$ 71,913
Average total assets, including auto-related securitized assets	$5,955,213	$5,607,221	$3,328,281

General and administrative expenses to average total assets, including auto-related securitized assets	1.97%	2.03%	2.16%

         The following table illustrates the ratio of general and administrative expenses to average interest-earning assets, including our auto-related operating leased assets and auto-related securitized assets, by platform, on an annualized basis for the periods indicated:

	For the Year Ended December 31,
	1999	1998	1997
Banking Platform	1.79%	1.47%	1.72%
Home Equity Platform	0.61%	0.65%	0.64%
Auto Platform	1.41%	2.65%	2.24%
Commercial Platform	6.59%	12.43%	16.13%

         Efficiency Ratio

         Another measure that management uses to monitor our level of general and administrative expenses is the efficiency ratio. The efficiency ratio is calculated by dividing the amount of general and administrative expenses by operating revenues, defined as net interest income, as adjusted to include expenses associated with the Capital Securities, the excess of our leasing-related rental income over leasing-related depreciation expense, and other noninterest income, excluding securities gains and losses. Effective November 1, 1999, in connection with our acquisition of FMAC, gains and losses from loan sales and securitizations are included in operating revenues as this will be a recurring operating activity. This ratio reflects the level of general and administrative expenses required to generate $1 of operating revenue. The following table illustrates the efficiency ratio for the periods indicated:

	For the Year Ended December 31,
	1999	1998	1997
	(Dollars in thousands)
General and administrative expenses	$117,116	$113,567	$ 71,913
Operating revenues, as defined	$215,112	$177,785	$100,091

Efficiency ratio	54.4%	63.9%	71.9%

         The improvement in the efficiency ratio for 1999, as compared with 1998, was due to higher net interest income, higher net leasing-related rental income, and higher other noninterest income, including the $1.1 million state tax refund recognized during the first quarter of 1999, partially offset by higher general and administrative expenses and the expenses associated with our Capital Securities. The improvement in the efficiency ratio for 1998, as compared with 1997, was largely due to efficiencies resulting from our acquisition of AFEH.

         Capital Securities

         On December 21, 1998, we issued $90 million in Capital Securities through Bay View Capital I, a business trust formed to issue the securities. The Capital Securities, which were sold in an underwritten public offering, pay quarterly cumulative cash distributions at an annual rate of 9.76% of the liquidation value of $25 per share. Dividend expense on the Capital Securities was $8.9 million for the year ended December 31, 1999 as compared with $244,000 for the year ended December 31, 1998.

         Leasing Expense

         Leasing expense represents expenses related to our auto leasing activities which began in April 1998. Because the leases are accounted for as operating leases, the corresponding assets are capitalized and depreciated to their estimated residual values over their lease terms. This depreciation expense is included in leasing expenses, along with the amortization of capitalized initial direct lease costs. Leasing expenses for the year ended December 31, 1999 were $40.2 million as compared with $7.7 million for the year ended December 31, 1998.

         Real Estate Owned

         Income from our real estate loan operations and our net losses or recoveries on real estate owned were a combined $238,000 for the year ended December 31, 1999 as compared with $240,000 for 1998 and $1.1 million for 1997. The decrease for 1998, as compared with 1997, was primarily due to higher real estate owned balances in 1997, resulting in higher gains on sales and higher income from operations.

         Amortization of Intangible Assets

         Amortization expense related to intangible assets was $13.7 million for the year ended December 31, 1999 as compared with $11.4 million for 1998 and $4.1 million for 1997. The increases in amortization of intangible assets were due to the additional amortization of goodwill and core deposit intangibles generated in conjunction with our aforementioned acquisitions, all of which were accounted for under the purchase method of accounting.

     Income Taxes

         Income tax expense was $25.1 million for the year ended December 31, 1999 as compared with $21.2 million for 1998 and $9.2 million for 1997. Our effective tax rate was 46.4% for 1999 as compared with 48.3% for 1998 and 39.7% for 1997. The decrease in the effective tax rate for 1999, as compared with 1998, was primarily due to a decrease in the impact of nondeductible goodwill amortization resulting from a higher level of pre-tax income. The increase in the effective income tax rate for 1998, as compared with 1997, was primarily due to an increase in nondeductible goodwill amortization.

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

         Goodwill is generated from acquisitions accounted for under the purchase method of accounting. Under the purchase method of accounting, the assets acquired and liabilities assumed are recorded at their fair values. The excess of the consideration paid for the acquisition, including certain acquisition-related costs, over the fair value of net assets acquired is recorded as goodwill. This goodwill is then amortized as an expense in the acquiring company’s income statement over a period not exceeding 40 years, and generally not exceeding 25 years for financial institutions.

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

         The purchase and the pooling-of-interests methods of accounting are not alternatives for accounting for acquisitions. Instead, generally accepted accounting principles prescribe which method must be applied depending upon the characteristics of the underlying acquisition. Our acquisitions of FMAC, AFEH, Ultra Funding, Inc., Bay View Commercial Finance Group, and Bay View Credit were all accounted for under the purchase method of accounting.

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

         The following table illustrates the reconciliation of net income to earnings excluding amortization of intangible assets, and the corresponding annualized performance return measures, for the periods indicated:

	Year Ended December 31,
	1999	1998	1997
	(Dollars in thousands, except per share amounts)
Net income(1)	$28,964	$22,719	$14,021
Amortization of intangible assets, net of tax	11,982	9,855	2,936

Earnings excluding amortization	$40,946	$32,574	$16,957

Earnings per diluted share	$ 1.36	$ 1.12	$ 1.06

Earnings excluding amortization per diluted share	$ 1.92	$ 1.60	$ 1.28

Return on average assets(2)	0.49%	0.41%	0.45%

Return on average equity(2)	7.00%	5.87%	7.32%

Earnings excluding amortization—return on average assets(3)	0.70%	0.59%	0.54%

Earnings excluding amortization—return on average equity(3)	9.89%	8.42%	8.86%

Earnings excluding amortization—return on average tangible assets(4)	0.71%	0.61%	0.55%

Earnings excluding amortization—return on average tangible equity(4)	15.80%	13.07%	10.04%

(1)	Net income for the periods indicated includes certain special mention items, as discussed above.

(2)	Return on average assets is defined as net income divided by average assets. Return on average equity is defined as net income divided by average equity.

(3)
Earnings excluding amortization—return on average assets is defined as earnings excluding amortization of intangible assets divided by average assets. Earnings excluding amortization—return on average equity is defined as earnings excluding amortization of intangible assets divided by average equity.

(4)
Earnings excluding amortization—return on average tangible assets is defined as earnings excluding amortization of intangible assets divided by average tangible assets. Earnings excluding amortization —return on average tangible equity is defined as earnings excluding amortization of intangible assets divided by average tangible equity. Average tangible assets are defined as average assets less average intangible assets. Average tangible equity is defined as average equity less average intangible assets.

     Normalized Net Interest Margin

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

         Normalized net interest income for the year ended December 31, 1999 was $184.7 million as compared with $159.1 million for 1998 and $87.3 million for 1997. Normalized net interest margin for the year ended December 31, 1999 was 3.30% as compared with 3.08% for 1998 and 2.86% for 1997.

         The following table illustrates normalized net interest income and net interest margin, by platform, for the periods indicated:

	For the Year Ended December 31,
	1999		1998		1997
	Net Interest Income	Net Interest Margin	Net Interest Income	Net Interest Margin	Net Interest Income	Net Interest Margin
	(Dollars in thousands)
Banking Platform	$ 90,761	2.37%	$ 94,611	2.28%	$60,369	2.19%
Home Equity Platform	31,268	4.63	21,236	5.15	3,183	4.83
Auto Platform(1)	47,728	4.85	32,309	6.14	15,285	8.00
Commercial Platform	14,941	11.49	10,919	15.66	8,499	21.39

Total	$184,698	3.30%	$159,075	3.08%	$87,336	2.86%

(1)
The Auto Platform commenced its leasing activities effective April 1, 1998. The Auto Platform’s margin does not reflect the tax benefits associated with its leasing activities (that is, the losses generated for income tax purposes during the early lease periods).

         The increases in normalized net interest income and net interest margin, as compared with the respective prior periods, were largely attributable to similar factors previously discussed at “Net Interest Income and Net Interest Margin” combined with higher net rental income from our auto leasing activities, partially offset by the impact of our Capital Securities issued on December 21, 1998.

         Our cost of borrowings, in accordance with GAAP, does not include the impact of the cost associated with the $90 million of Capital Securities issued on December 21, 1998. Had this expense been included, our cost of borrowings would have been 5.97% for the year ended December 31, 1999, representing an increase of 19 basis points.

         The following table illustrates interest-earning assets, including our auto-related operating leased assets, by platform, as of the dates indicated:

	At December 31, 1999	At December 31, 1998
	(Dollars in thousands)
Banking Platform	$4,026,891	$3,816,993
Home Equity Platform	678,735	657,148
Auto Platform	990,405	753,581
Commercial Platform(1)	182,240	94,888

Total	$5,878,271	$5,322,610

(1)
Amounts exclude asset-based commercial participation loans originated by the Commercial Platform for the Banking Platform totaling $72.0 million at December 31, 1999 and $18.3 million at December 31, 1998.

         The following table illustrates average interest-earning assets, including our auto-related operating leased assets, by platform, for the years indicated:

	Average Balances for the Year Ended December 31,
	1999	1998	1997
	(Dollars in thousands)
Banking Platform	$3,805,153	$4,155,328	$2,758,019
Home Equity Platform	676,149	412,530	65,896
Auto Platform	991,329	526,275	191,066
Commercial Platform	130,897	69,702	39,739

Total	$5,603,528	$5,163,835	$3,054,720

(1)
Amounts exclude asset-based commercial participation loans originated by the Commercial Platform for the Banking Platform beginning in June 1998. The average balance of these loans was $49.0 million for the year ended December 31, 1999 and $5.9 million for the year ended December 31, 1998.

Balance Sheet Analysis

         Bay View Capital Corporation’s total assets were $6.5 billion at December 31, 1999 as compared with $5.6 billion at December 31, 1998 and $3.2 billion at December 31, 1997. The increase in our assets from 1998 to 1999 was largely related to the purchase of $814 million in franchise loans during 1999 and the acquisition of FMAC. The increase in assets from 1997 to 1998 was largely attributable to the $2.3 billion in total assets acquired through our acquisition of AFEH.

     Securities

         Our securities activities are primarily conducted by Bay View Bank. Bay View Bank has historically purchased securities to supplement our loan production. The majority of the securities purchased are high-quality mortgage-backed securities, including securities issued by the Government National Mortgage Association, sometimes referred to as GNMA, Fannie Mae and Freddie Mac and senior tranches of private issue collateralized mortgage obligations, or CMOs. Since mortgage-backed securities are collateralized by mortgages, these assets qualified as mortgage-related assets under the OTS regulations which, until Bay View Bank’s conversion to a national bank effective March 1, 1999, required Bay View Bank to hold certain levels of mortgage-related assets. In addition to these securities we also hold retained interests in loan and lease securitizations and hold investment securities such as U.S. government agency notes and other short-term securities.

         The following table illustrates our securities portfolio as of the dates indicated:

	At December 31,
	1999	1998	1997
	(Dollars in thousands)
Available-for-sale
Investment securities	$ 49,063	$ 5,319	$ 5,639
Mortgage-backed securities: GNMA, Fannie Mae and Freddie Mac	10,143	13,143	54,402
CMOs	336	473	—

Total	$ 59,542	$ 18,935	$ 60,041

Held-to-maturity
Investment securities	$ 9,997	$ —	$ 5,000
Mortgage-backed securities: GNMA, Fannie Mae and Freddie Mac	472,019	403,512	410,905
Other financial intermediaries	20,633	41,759	4,954
CMOs	151,582	176,502	—

Total	$654,231	$621,773	$420,859

         During 1999, we purchased $10.0 million in Federal Home Loan Bank callable notes which we use as collateral for borrowings. In connection with our acquisition of FMAC, we acquired $35.0 million in retained interests in franchise loan and lease securitizations and asset-backed securities. In December of 1999, we securitized and sold $247 million in auto loans and retained an interest in this securitization of $10.0 million. During 1998, we sold $2 million in investment securities available-for-sale and a $5.0 million Federal Farm Credit Bank callable bank note was called.

         We purchased $172.0 million in mortgage-backed securities during 1999. There were no sales of mortgage-backed securities from our available-for-sale portfolio in 1999. In 1998, we sold $237.7 million in mortgage-backed securities from our available-for-sale portfolio, including securities acquired in connection with our acquisition of AFEH. A portion of these mortgage-backed securities was replaced by $201.7 million in CMOs purchased during 1998, which were classified as held-to-maturity. During 1997, we sold $20.5 million in mortgage-backed securities from our available-for-sale portfolio. There were no purchases of mortgage-backed securities in 1997. We do not maintain a trading portfolio. The unrealized loss on securities classified as available-for-sale included in stockholders’ equity (net of tax) was $293,000 at December 31, 1999, $202,000 at December 31, 1998 and $72,000 at December 31, 1997.

         At December 31, 1999, 1998 and 1997 we did not hold any securities that were issued by a single party, excluding securities issued by the U.S. government or U.S. government agencies and corporations, which exceeded 10% of our stockholders’ equity balance.

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

         The following table illustrates the remaining contractual principal maturities and weighted-average yields on our mortgage-backed securities held at December 31, 1999. The weighted-average yield is computed using the amortized cost of available-for-sale securities, which are reported at fair value. Expected remaining maturities of mortgage-backed securities will generally differ from their contractual maturities because borrowers may have the right to prepay obligations with or without penalties.

	Within One Year		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Amount	Weighted- Average Yield	Amount	Weighted- Average Yield	Amount	Weighted- Average Yield	Amount	Weighted- Average Yield	Amount	Weighted- Average Yield
	(Dollars in thousands)

Available-for-sale:

GNMA, Fannie Mae	$ —	—	$ —	—	$ 517	6.67%	$ 9,795	5.88%	$ 10,312	5.92%
CMOs	—	—	—	—	—	—	336	4.56	336	4.56

Total amortized cost	$ —	—	$ —	—	$ 517	6.67%	$ 10,131	5.84%	$ 10,648	5.88%

Fair value	$ —		$ —		$ 504		$ 9,975		$ 10,479

Held-to-maturity:
GNMA, Fannie Mae and Freddie Mac	$325	7.98%	$673	9.24%	$103,419	6.30%	$367,602	6.52%	$472,019	6.47%
Other financial Intermediaries	39	8.88	—	—	2,291	9.80	18,303	6.01	20,633	6.44
CMOs	—	—	—	—	—	—	151,582	6.60	151,582	6.60

Total amortized cost	$364	8.08%	$673	9.24%	$105,710	6.38%	$537,487	6.53%	$644,234	6.50%

Fair value	$363		$686		$102,830		$521,705		$625,584

     Loans and Leases

         Loan and Lease Portfolio Composition

         We account for the activity and balances of our loan and lease portfolio by our four business segments, or platforms. The Banking Platform consists of single-family, multi-family and commercial real estate loans, small business loans, asset-based commercial participation loans, and franchise loans. We ceased our single-family loan origination operations in 1996 in conjunction with our strategic plan to change-out these assets for commercial bank-like assets with higher risk-adjusted yields. The Auto Platform engages in high-quality indirect auto lending and leasing. The Home Equity Platform originates and purchases conventional home equity loans and lines and maintains a portfolio of purchased high loan-to-value home equity loans. The Commercial Platform engages in asset-based lending, factoring and equipment leasing.

         The following table shows the composition of our gross loan and lease portfolio and illustrates our successful efforts to change-out our mortgage-based loans, especially single-family loans, with commercial and consumer assets, as of the dates indicated:

	At December 31,
	1999		1998		1997		1996		1995
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Banking Platform(1)
Mortgage Loans Single- family (one to four units)	$ 940,235	21.6%	$1,515,413	36.2%	$ 550,506	22.9%	$ 692,086	27.6%	$ 731,310	34.9%
Multi-family (five or more units)	622,835	14.3	1,015,980	24.2	1,026,148	42.6	1,048,291	41.9	995,038	47.5
Commercial real estate	317,068	7.3	338,220	8.1	348,754	14.5	381,822	15.2	333,236	15.9

Total mortgage loans	1,880,138	43.2	2,869,613	68.5	1,925,408	80.0	2,122,199	84.7	2,059,584	98.3
Franchise loans	1,040,608	23.9	—	—	—	—	—	—	—	—
Asset-based commercial participation loans	72,014	1.6	18,322	0.4	—	—	—	—	—	—
Business loans	33,345	0.8	39,039	0.9	24,855	1.0	10,203	0.4	—	—

Total Banking Platform	3,026,105	69.5	2,926,974	69.8	1,950,263	81.0	2,132,402	85.1	2,059,584	98.3
Home Equity Platform	648,676	14.9	622,797	14.9	103,715	4.3	57,815	2.3	34,453	1.7
Auto Platform(1)(2)	496,901	11.4	546,806	13.0	298,627	12.4	315,439	12.6	396	0.0
Commercial Platform(1)	182,657	4.2	94,888	2.3	54,120	2.3	—	—	—	—

Total gross loans and leases(3)	$4,354,339	100.0%	$4,191,465	100.0%	$2,406,725	100.0%	$2,505,656	100.0%	$2,094,433	100.0%

(1)
Our Auto Platform was formed in June 1996. Our Commercial Platform was formed in April 1997. We acquired AFEH in January 1998 and Franchise Mortgage Acceptance Company in November 1999, which were included in our Banking Platform.

(2)	Operating leased assets are excluded from the Auto Platform.

(3)	Gross loans and leases exclude premiums and discounts, deferred fees and costs, and the allowance for losses on loans and leases.

         We ceased originating single-family loans in 1996. Accordingly, single-family mortgage loans decreased in 1999, as compared with 1998, due primarily to loan repayments and scheduled amortization. We also sold $105 million in single-family COFI-based loans in 1999 to reduce our exposure to this lagging index. The decrease in multi-family loans from 1999, as compared with 1998, was primarily related to our sale of $450 million in multi-family COFI-based loans, again, to reduce our exposure to COFI, reduce our geographic concentration risk, and also to realize our strategy of changing-out our assets from real estate-based loans to commercial and consumer assets. The increase in the Banking Platform ’s single-family mortgage loans in 1998, as compared with 1997, was due to the acquisition of EurekaBank’s mortgage loan portfolio in conjunction with the purchase of AFEH, partially offset by mortgage loan repayments. We began purchasing franchise loans in February 1999 in anticipation of our acquisition of FMAC, and we began originating franchise loans when our acquisition of FMAC was consummated in November 1999. The increases in the Home Equity, Auto and Commercial Platforms were consistent with our strategy to change-out our balance sheet, as previously discussed. Within the Auto Platform, we securitized and sold $247 million in auto loans in 1999 and $253 million in auto loans in 1997.

         The following table illustrates the composition of our fixed- and adjustable-rate gross loan and lease portfolio (before premiums and discounts, deferred fees and costs and the allowance for losses on loans and leases) as of the dates indicated:

	At December 31,
	1999	1998	1997
	(Dollars in thousands)
Fixed-rate loans and leases:
Mortgage	$ 308,381	$ 620,603	$ 295,068
Home Equity	564,333	506,338	77,211
Auto	496,901	545,431	297,252
Commercial	96,499	19,192	15,029
Franchise	832,486	—	—
Business	33,345	39,039	24,855

	2,331,945	1,730,603	709,415
Adjustable-rate loans and leases:
Mortgage	1,571,757	2,249,010	1,630,340
Home Equity	84,343	116,459	26,504
Auto	—	1,375	1,375
Commercial	158,172	94,018	39,091
Franchise	208,122	—	—

	2,022,394	2,460,862	1,697,310

Total	$4,354,339	$4,191,465	$2,406,725

         The following table illustrates the remaining contractual maturity distribution of our fixed- and adjustable-rate gross loan and lease portfolio (before premiums and discounts, deferred fees and costs and the allowance for losses on loans and leases) at December 31, 1999:

	At December 31, 1999
	One Year or Less	After One Year Through Five Years	After Five Years	Total
	(Dollars in thousands)
Fixed-rate loans and leases:
Mortgage	$ 373	$ 11,312	$ 296,696	$ 308,381
Home Equity	3	2,435	561,895	564,333
Auto	2,207	245,725	248,969	496,901
Commercial	96,499	—	—	96,499
Franchise	3,876	16,499	812,111	832,486
Business	8,197	6,402	18,746	33,345

	111,155	282,373	1,938,417	2,331,945
Adjustable-rate loans and leases:
Mortgage	13,124	21,291	1,537,342	1,571,757
Home Equity	205	6,544	77,594	84,343
Commercial	98,558	59,614	—	158,172
Franchise	3,728	3,032	201,362	208,122

	115,615	90,481	1,816,298	2,022,394

Total	$226,770	$372,854	$3,754,715	$4,354,339

         Loan and Lease Originations and Purchases

         Our strategy has been to supplement our loan and lease production with purchases of high-quality loans and leases. The following table illustrates gross loans and leases, including operating leased assets, originated and purchased for the years indicated:

	For the Year Ended December 31,
	1999	1998	1997
	(Dollars in thousands)
Loan and lease originations:
Mortgage(1)	$ 250,562	$ 150,677	$148,808
Home Equity	64,624	39,301	9,031
Auto	682,827	565,272	227,181
Commercial	164,297	75,584	17,672
Franchise(2)	142,241	—	—
Other	68,690	29,790	8,686

Total originations	1,373,241	860,624	411,378

Loan purchases:
Mortgage	26,472	421,458	50,967
Home Equity	178,815	454,901	69,996
Auto	135,504	71,773	85,682
Franchise	813,988	—	—

Total purchases	1,154,779	948,132	206,645

Total originations and purchases	$2,528,020	$1,808,756	$618,023

(1)	Excludes $78.5 million in multi-family loans originated and sold by Bankers Mutual during November and December of 1999.

(2)	Represents franchise loans originated subsequent to the acquisition of FMAC on November 1, 1999.

         Our loan and lease origination and purchase activity is consistent with our strategy of focusing on generating consumer and commercial assets which provide higher risk-adjusted yields compared to the traditional mortgage-based assets. Real estate loan originations and purchases consist primarily of multi-family and commercial real estate loans. Single-family mortgage loan originations ceased during 1996. The real estate loan purchases in 1998 included $200 million of loans acquired primarily to assist Bay View Bank in meeting its CRA regulatory requirements.

         Credit Quality

         We define nonperforming assets as nonaccrual loans and leases, real estate owned, defaulted mortgage-backed securities, and other repossessed assets. We define nonaccrual loans and leases as loans and leases 90 days or more delinquent as to principal and interest payments (unless the principal and interest are well secured and in the process of collection) and loans and leases less than 90 days delinquent designated as nonperforming when we determine that the full collection of principal and/or interest is doubtful. Troubled debt restructurings are defined as loans that have been modified (due to borrower financial difficulties) to allow a stated interest rate and/or a monthly payment rate lower than those prevailing in the market. We do not record interest on nonaccrual loans and leases.

         Overall credit quality has continued to remain strong as evidenced by the low nonperforming assets and delinquencies presented below. The following table illustrates our nonperforming assets and troubled debt restructurings as of the dates indicated:

	At December 31,
	1999	1998	1997	1996	1995
	(Dollars in thousands)
Nonaccrual loans(1)	$22,918	$14,700	$10,991	$16,125	$10,755
Real estate owned(1)	2,467	2,666	4,146	7,387	24,476
Defaulted mortgage-backed securities	—	—	—	—	3,580
Other repossessed assets	554	654	629	798	—

Nonperforming assets	25,939	18,020	15,766	24,310	38,811
Troubled debt restructurings	1,009	777	731	509	15,641

Total	$26,948	$18,797	$16,497	$24,819	$54,452

(1)	Includes $8.7 million of nonaccrual franchise loans and leases and $1.4 million of franchise real estate owned at December 31, 1999.

         The following table illustrates, by platform, nonperforming assets and nonperforming assets as a percentage of consolidated assets, excluding loans and leases held-for-sale:

	Nonperforming Assets as a Percentage of Consolidated Total Assets
	At December 31, 1999		At December 31, 1998		At December 31, 1997
	(Dollars in thousands)
Banking Platform(1)	$20,074	0.31%	$15,293	0.27%	$13,438	0.42%
Home Equity Platform	2,919	0.04	1,287	0.02	907	0.03
Auto Platform	1,307	0.02	1,090	0.02	748	0.02
Commercial Platform	1,639	0.03	350	0.01	673	0.02

Total	$25,939	0.40%	$18,020	0.32%	$15,766	0.49%

(1)	Includes $10.1 million of nonperforming franchise assets at December 31, 1999.

         The following table illustrates, by platform, loans and leases delinquent 60 days or more as a percentage of gross loans and leases, excluding loans and leases held-for-sale:

	Loans and Leases Delinquent 60 Days or More as a Percentage of Gross Loans and Leases
	At December 31, 1999		At December 31, 1998		At December 31, 1997
	(Dollars in thousands)
Banking Platform (1)	$16,967	0.39%	$15,928	0.38%	$19,711	0.82%
Home Equity Platform	7,957	0.19	4,048	0.09	1,815	0.08
Auto Platform	1,852	0.04	1,676	0.04	1,045	0.04
Commercial Platform	1,639	0.04	350	0.01	673	0.03

Total	$28,415	0.66%	$22,002	0.52%	$23,244	0.97%

(1)	Includes $7.1 million of franchise loans and leases delinquent 60 days or more at December 31, 1999.

         Allowance for Losses on Loans and Leases

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

         Lending money involves an inherent risk of nonpayment. Management seeks to reduce such credit risk by administering lending policies and underwriting procedures combined with its monitoring of the loan and lease portfolio. The allowance for losses on loans and leases represents management’s estimate of probable inherent losses which have occurred as of the date of the financial statements. The process of determining the necessary levels of allowances for loan and lease losses is subjective and requires considerable judgement. In accordance with applicable guidelines, this process results in an allowance for losses on loans and leases that consists of three components as described below:

         1.     Reserves for loans and leases that have been individually evaluated and identified as loans or leases which have probable losses.    These loans and leases are generally larger-balance commercial or income producing real estate loans or leases which are evaluated on an individual basis. Reserves for these loans and leases are attributable to specific weaknesses in these loans or leases evidenced by factors such as a deterioration in the borrower’s ability to meet its obligations, a deterioration in the quantity or quality of the collateral securing the loan or lease, payment delinquency, or other events of default under the terms of the loan or lease agreement or promissory note.

         2.     Reserves for groups of smaller-balance homogenous loans and leases that are collectively evaluated for impairment and for groups of performing larger-balance loans and leases which currently exhibit no identifiable weaknesses.    The smaller-balance homogenous loans and leases generally consist of single-family mortgage loans and consumer loans, including auto loans, home equity loans and lines of credit and unsecured personal loans. The larger-balance loans and leases generally consist of commercial or income producing real estate loans and leases. These loans and leases have specific characteristics which indicate that it is probable that a loss has been incurred in a group of loans or leases with those similar characteristics. Reserves for these groups of loans and leases are determined based on a combination of factors including historical loss experience, asset concentrations, levels and trends of classified assets, and loan and lease delinquencies. Reserves for these groups of loans and leases also include an additional reserve for certain products we have introduced more recently, such as high loan-to-value home equity loans, where we do not have extensive historical data, other than industry experience, upon which to base its reserve levels. This additional reserve is intended to provide for those situations where our experience may be different than industry experience.

         3.     Unallocated Reserves.    Management determines the unallocated portion of the allowance for losses on loans and leases based on factors that are not necessarily associated with a specific credit, group of loans or leases or loan or lease category. These factors include, but are not limited to, management’s evaluation of economic conditions in regions where we lend money, loan and lease concentrations, lending policies or underwriting procedures, and trends in delinquencies and nonperforming assets. The unallocated portion of the allowance for losses on loans and leases reflects management’s efforts to ensure that the overall allowance appropriately reflects the probable losses inherent in the loan and lease portfolio.

         The allowance for losses on loans and leases at December 31, 1999 was $52.2 million as compared with $45.4 million at December 31, 1998 and $38.5 million at December 31, 1997. The increase in the allowance for losses on loans and leases at December 31, 1999 compared with December 31, 1998, was largely due to reserves acquired in connection with the acquisition of FMAC, partially offset by reserve reductions related to transfers of loans held-for-sale. The increase in the allowance for losses on loans and leases at December 31, 1998, as compared with December 31, 1997, was largely due to the reserves acquired in conjunction with our acquisition of AFEH. The allowance for losses on loans and leases is maintained at a level that we believe is appropriate based on our estimate of probable losses in the portfolio of loans and leases held-for-investment. This assessment is based on many factors including prevailing economic conditions, identified losses within the portfolio, historical loss experience, asset concentrations, levels and trends in classified assets, loan and lease delinquencies, and industry data.

         The following table illustrates the allowance for losses on loans and leases as a percentage of nonperforming assets and gross loans and leases, excluding loans and leases held-for-sale:

	Allowance for Losses on Loans and Leases as a Percentage of Specified Assets
	At December 31, 1999		At December 31, 1998		At December 31, 1997
	(Dollars in thousands)
	Assets	Percent	Assets	Percent	Assets	Percent
Nonperforming assets	$ 25,939	201%	$ 18,020	252%	$ 15,766	244%
Gross loans and leases	$4,288,092	1.22%	$4,191,465	1.08%	$2,406,725	1.60%

         The decrease in the allowance for losses on loans and leases as a percentage of nonperforming assets at December 31, 1999, as compared with December 31, 1998, was largely a result of our acquisition of FMAC and their corresponding $10.1 million of additional franchise nonperforming assets at December 31, 1999. The increase in the allowance for losses on loans and leases as a percentage of gross loans and leases at December 31, 1999, as compared with December 31, 1998, was due to our continuing evaluation of the allowance and the corresponding increase needed to bring the allowance to the desired level in response to 1999 net charge-off levels and the continued change-out of the balance sheet to more commercial bank-like assets. The decrease in the allowance for losses on loans and leases as a percentage of gross loans and leases at December 31, 1998, as compared with December 31, 1997, was largely a result of our acquisition of AFEH. EurekaBank’s $1.5 billion loan portfolio consisted primarily of single-family and multi-family residential mortgage loans which have lower credit risk as compared with consumer and commercial assets, and thus had a corresponding lower allowance for loan losses.

         The following table illustrates the allowance for losses on loans and leases for the years indicated:

	For the Year Ended December 31,
	1999	1998	1997	1996	1995
	(Dollars in thousands)
Beginning balance	$ 45,405	$ 38,458	$29,013	$30,014	$29,115
Reserves related to acquisitions(1)	8,256	11,374	14,162	2,860	—
Transfers of loans to held-for-sale	(2,656)	—	—	—	—
Charge-offs:
Mortgage and other(1)	(827)	(2,480)	(2,699)	(6,401)	(4,879)
Home Equity	(19,568)	(7,152)	—	—	—
Auto(1)	(7,674)	(8,604))	(4,057)	—	—
Commercial(1)	(3,176)	(828)	(1,685)	—	—

	(31,245)	(19,064)	(8,441)	(6,401)	(4,879)
Recoveries:
Mortgage and other(1)	607	2,290	706	642	1,494
Home Equity	1,530	456	—	—	—
Auto(1)	1,722	2,599	955	—	—
Commercial(1)	231	178	111	—	—

	4,090	5,523	1,772	642	1,494
Net charge-offs	(27,155)	(13,541)	(6,669)	(5,759)	(3,385)
Provision for loan and lease losses	28,311	9,114	1,952	1,898	4,284

Ending balance	$ 52,161	$ 45,405	$38,458	$29,013	$30,014

Net charge-offs to average total loans and leases	0.61%	0.32%	0.28%	0.24%	0.16%

(1)
Our Auto Platform was formed in June 1996. Our Commercial Platform was formed in April 1997. We acquired America First Eureka Holdings in January 1998 and Franchise Mortgage Acceptance Company in November 1999.

     Deposits

         As a primary part of our business, we generate deposits for the purpose of funding loans, leases and securities. The following table illustrates deposits as of the dates indicated:

	At December 31,
	1999		1998		1997
	Amount	Rates	Amount	Rates	Amount	Rates
	(Dollars in thousands)
Transaction accounts	$1,703,123	3.26%	$1,627,275	3.15%	$ 553,820	2.97%
Retail certificates of deposit	1,637,127	4.92	1,642,362	5.20	1,045,152	5.51

Total retail deposits	3,340,250	4.07	3,269,637	4.20	1,598,972	4.65
Brokered certificates of deposit	389,530	6.18	—	0.0	78,163	5.82

Total	$3,729,780	4.30	$3,269,637	4.20	$1,677,135	4.71

Transaction accounts as a percentage of retail deposits		51.0%		49.8%		34.6%

         The increase in retail deposits at December 31, 1999, as compared with December 31, 1998, was due primarily to the growth of our transaction accounts. In 1999, we also relied on brokered certificates of deposit to help fund our growth. The increase in total deposits at December 31, 1998, as compared with December 31, 1997, was primarily due to the acquisition of EurekaBank ’s deposit portfolio effective January 2, 1998.

         Increasing the value of Bay View Bank’s retail branch franchise is one of our primary objectives. We believe that expanding Bay View Bank’s retail deposit base, particularly transaction accounts, will enhance our results of operations by lowering our consolidated cost of funds, increasing fee income and expanding opportunities for selling products and services, although there can be no assurance in this regard. Through Bay View Bank, we increased our percentage of transaction accounts in relation to total retail deposits to 51.0% at December 31, 1999 as compared with 49.8% for 1998 and 34.6% for 1997. The increase in the percentage of transaction accounts as a percentage of total retail deposits from year to year was consistent with management’s strategy of reducing higher-cost deposits and expanding lower-cost transaction accounts as funding sources for our business activities.

         Retail certificates of deposit of $100,000 or more, by time remaining until maturity, were as follows:

	At December 31,
	1999	1998
	(Dollars in thousands)
Three months or less	$ 96,916	$148,798
Over three through six months	151,179	77,782
Over six through twelve months	130,930	111,090
Over twelve months	44,961	53,587

Total	$423,986	$391,257

     Borrowings

         In addition to deposits, we utilize collateralized advances from the Federal Home Loan Bank of San Francisco and other borrowings, such as senior and subordinated debt, capital securities, warehouse lines, and securities sold under agreements to repurchase (also known as reverse repurchase agreements), on a collateralized and noncollateralized basis, for various purposes including the funding of loans, leases and securities as well as to support the execution of our business strategies.

         During 1999, two warehouse lines with initial committed amounts totaling $600 million were secured. Both lines have maturities of one year or less. One warehouse line was established to provide financing for franchise loans, while the other will be used to fund Bankers Mutual multi-family loan production. The aggregate balance of the warehouse lines was $397.5 million at December 31, 1999.

         On August 18, 1999, Bay View Bank issued $50 million of 10% Subordinated Notes, which mature in August 2009, a portion of which was used to partially finance the acquisition of FMAC. In December 1998, we issued $90 million in Capital Securities yielding 9.76%, which mature on December 31, 2028. A portion of the proceeds from the Capital Securities were used to redeem our $50 million of 8.42% Senior Debentures which matured on June 1, 1999 and the remainder for general corporate purposes. In August 1997 we issued $100 million in Subordinated Notes with a stated coupon of 9.125% and a yield of 9.225%. A portion of the proceeds from the Subordinated Notes was used to partially finance the acquisition of AFEH effective January 2, 1998.

         The following table illustrates outstanding borrowings as of the dates indicated:

	At December 31,
	1999	1998	1997
	(Dollars in thousands)
Advances from the Federal Home Loan Bank of San Francisco	$1,367,300	$1,653,300	$1,110,270
Securities sold under agreements to repurchase	17,883	25,302	90,134
Warehouse lines	397,538	—	—
Subordinated Notes, net	149,502	99,437	99,372
Senior Debentures	—	50,000	50,000
Other borrowings	3,294	5,077	6,200
Capital Securities	90,000	90,000	—

Total	$2,025,517	$1,923,116	$1,355,976

         The lower Federal Home Loan Bank advances level at December 31, 1999, as compared with 1998, was primarily related to the sale of $450 million in multi-family COFI-based loans that were pledged as underlying collateral, higher retail deposit balances, largely attributable to the acquisition of the Luther Burbank Savings branches, internal deposit growth, and the use of brokered certificates of deposit as an alternative funding source. We anticipate that the balances of our Federal Home Loan Bank advances will continue to decline due to the decrease in eligible mortgage-based collateral resulting from the continued change-out of our balance sheet. As a result, we expect that the balances of our deposits, warehouse lines and other sources of funding will continue to increase. The higher borrowing level at December 31, 1998, as compared with 1997, was due to funding requirements associated with our acquisitions and the issuance of the Capital Securities on December 21, 1998.

         Short-term borrowings are defined as borrowings due within one year or less. The following table illustrates our short-term borrowings as of the dates indicated:

	At December 31,
	1999	1998	1997
	(Dollars in thousands)
Advances from the Federal Home Loan Bank of San Francisco	$ 722,500	$729,100	$ 985,270
Securities sold under agreements to repurchase	17,883	25,302	90,134
Warehouse lines	397,538	—	—

Total	$1,137,921	$754,402	$1,075,404

Weighted-average interest rate of total short-term borrowings outstanding at period end	6.47%	5.07%	5.88%

         The following table illustrates the maximum outstanding balance for each type of short-term borrowing at any month end during 1999, 1998 and 1997, and the average balances and weighted-average interest rates on short-term borrowings for 1999, 1998 and 1997:

	Year Ended December 31,
	1999	1998	1997
	(Dollars in thousands)
Advances from the Federal Home Loan Bank of San Francisco	$1,900,400	$1,575,460	$1,042,480
Securities sold under agreements to repurchase	24,784	153,148	201,551
Warehouse lines	397,538	—	—
Average amount of total short-term borrowings outstanding during the year	$ 858,226	$1,168,410	$1,056,836
Weighted-average interest rate of total short-term borrowings outstanding during the year	5.10%	5.54%	5.75%

Liquidity

         The objective of our liquidity management program is to ensure that funds are available in a timely manner to meet loan demand and depositors’ needs, and to service other liabilities as they come due, without causing an undue amount of cost or risk, and without causing a disruption to normal operating conditions.

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

         The ability to attract a stable, low-cost base of deposits is a significant source of liquidity. Other sources of liquidity available to us include short-term borrowings, which consist of advances from the Federal Home Loan Bank of San Francisco, reverse repurchase agreements, warehouse lines and other short-term borrowing arrangements. Our liquidity requirements can also be met through the use of our portfolio of liquid assets. Liquid assets, as defined by us, include cash and cash equivalents in excess of the minimum levels necessary to carry out normal business operations, federal funds sold, commercial paper, and other short-term investments.

         To assist you in analyzing our liquidity, you should review our Consolidated Statements of Cash Flows at Item 8. “Financial Statements and Supplementary Data. ”

         At December 31, 1999, we had federal and state net operating loss carryforwards of $172.4 million and $13.1 million, respectively. To the extent we have future taxable income, these net operating loss carryforwards may be utilized to reduce our current federal and state income tax liability and thus enhance future liquidity levels.

Capital Resources

         Management seeks to maintain adequate capital to support anticipated asset growth and credit risks, and to ensure that Bay View Capital Corporation and Bay View Bank are in compliance with all regulatory capital guidelines. The primary sources of new capital during 1999 were the retention of earnings, common stock issued in conjunction with the our acquisition of FMAC and $50 million in Subordinated Notes issued by Bay View Bank, our wholly owned subsidiary, on August 18, 1999. The Subordinated Notes, which mature in August 2009, qualify as Tier 2 capital for regulatory purposes. The proceeds from the notes were used for, among other things, the payment of dividends to us to partially fund our acquisition of FMAC and for our general corporate purposes.

         On December 21, 1998, we issued $90 million in Capital Securities through Bay View Capital I. The Capital Securities pay quarterly cumulative cash distributions at an annual rate of 9.76% of the liquidation value of $25 per share. We used $50 million of the proceeds to repay our 8.42% Senior Debentures upon their maturity in June 1999 and the remainder for general corporate purposes. The Capital Securities have the added benefit of qualifying as Tier 1 capital for regulatory purposes. The Capital Securities are presented as a separate line item in our consolidated balance sheet under the caption “Guaranteed Preferred Beneficial Interest in the Company’s Junior Subordinated Debentures.” For additional related discussion, see Note 12 to the Consolidated Financial Statements, “Capital Securities” at Item 8. “Financial Statements and Supplementary Data.”

         Stockholders’ equity totaled $631.2 million at December 31, 1999 as compared with $377.8 million at December 31, 1998. This increase was largely due to common stock issued in conjunction with the FMAC acquisition combined with our earnings, partially offset by dividends declared and common stock repurchased. Tangible stockholders’ equity, which excludes intangible assets, was $302.2 million at December 31, 1999 as compared with $243.7 million at December 31, 1998. This increase was due to common stock issued in conjunction with the acquisition of FMAC, our earnings and the amortization of intangible assets, partially offset by dividends declared, common stock repurchased and additional intangible assets generated in conjunction with the FMAC acquisition and the acquisition of deposits from Luther Burbank Savings. We do not have any material commitments for capital expenditures at December 31, 1999.

         The following table illustrates the reconciliation of our stockholders’ equity to tangible stockholders’ equity as of the dates indicated:

	At December 31,
	1999	1998
	(Dollars in thousands)
Stockholders ’ equity	$ 631,194	$ 377,811
Intangible assets	(329,005)	(134,088)

Tangible stockholders’ equity	$ 302,189	$ 243,723

Book value per share	$ 19.38	$ 19.77

Tangible book value per share	$ 9.28	$ 12.75

         The following table illustrates the changes in our tangible stockholders’ equity for the periods indicated:

	For the Year Ended December 31,
	1999	1998	1997
	(Dollars in thousands)
Beginning tangible stockholders’ equity	$ 243,723	$ 144,120	$189,865
Net income	28,964	22,719	14,021
Equity issued in connection with acquisitions	237,022	210,000	—
Intangible assets generated from acquisitions accounted for under the purchase method of accounting	(199,344)	(115,734)	(21,656)
Intangible assets generated from branch acquisitions	(6,154)	—	—
Amortization of intangible assets	13,687	11,372	4,088
Repurchase of common stock	(8,381)	(24,063)	(39,855)
Exercise of stock options	498	3,269	2,617
Cash dividends declared	(5,579)	(8,069)	(4,280)
Other	(2,247)	109	(680)

Ending tangible stockholders’ equity	$ 302,189	$ 243,723	$144,120

         Intangible assets generated from our acquisitions accounted for under the purchase method of accounting are deducted from stockholders’ equity in the above calculation to arrive at tangible stockholders’ equity. Conversely, the amortization of intangible assets increases tangible stockholders ’ equity as well as Bay View Capital Corporation’s and Bay View Bank’s Tier 1 regulatory capital.

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

         Additionally, the Federal Deposit Insurance Corporation Improvement Act of 1991 defines five capital tiers: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, depending upon the capital level of the institution. Each federal banking agency, including the Office of the Comptroller of the Currency, is required to implement prompt corrective actions for “undercapitalized” institutions that it regulates.

         Bay View Bank’s regulatory capital levels at December 31, 1999 exceeded both the minimum requirements as well as the requirements necessary to be considered well-capitalized as illustrated in the following table:

	At December 31, 1999
	Actual		Minimum Requirement		Well-Capitalized Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage	$406,001	6.87%	$236,337	4.00%	$295,421	5.00%
Tier 1 risk-based	$406,001	8.41%	$193,024	4.00%	$289,536	6.00%
Total risk-based	$507,516	10.52%	$386,048	8.00%	$482,560	10.00%

         Bay View Capital Corporation ’s regulatory capital levels at December 31, 1999 also exceeded both the Federal Reserve Board’s minimum requirements as well as the requirements necessary to be considered well-capitalized as illustrated in the following table:

	At December 31, 1999
	Actual		Minimum Requirement		Well-Capitalized Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage	$386,110	6.51%	$237,247	4.00%	—	—
Tier 1 risk-based	$386,110	7.17%	$215,475	4.00%	$323,212	6.00%
Total risk-based	$587,773	10.91%	$430,950	8.00%	$538,687	10.00%

         Stock Repurchase Program

         Our outstanding shares of common stock were 32,562,942 at December 31, 1999 and 19,113,637 at December 31, 1998. The year-over-year increase in the number of outstanding shares of common stock was principally attributable to the issuance of shares in conjunction with our acquisition of FMAC. The weighted-average shares outstanding (including potential dilutive common shares) used for computing earnings per diluted share increased to 21.3 million shares for the year ended December 31, 1999 as compared with 20.3 million shares for the year ended December 31, 1998.

         In August 1998, our Board of Directors authorized the repurchase of up to $50 million in shares of our common stock. During 1998, we repurchased $24.1 million in shares, representing 1,196,500 shares of our common stock at an average price of $20.11 per share. During 1999 we repurchased $8.3 million in shares, representing 460,000 shares of our common stock at an average price of $18.22 per share. At December 31, 1999, we had approximately $17.6 million in remaining authorization available for future share repurchases. In November 1999, all of our treasury shares were reissued in conjunction with the acquisition of FMAC. We intend to continue share repurchases prospectively, subject to our projected and actual capital needs, and to measure acquisition and other investment opportunities relative to the risk-free returns associated with share repurchases.

Year 2000

         We did not experience problems related to the commencement of the Year 2000. All systems functioned normally through the date change with no breaks or delays in service. Our comprehensive compliance and testing program met its objective and resulted in this successful outcome. Our total pre-tax costs associated with modifications to become Year 2000 compliant are estimated at approximately $2.0 million, $1.9 million of which was incurred through December 31, 1999. A portion of these costs represents a reallocation of internal resources and, therefore, does not represent incremental expense to us.

Impact of Inflation and Changing Prices

         Our consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles, which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time. Due to the fact that most assets and liabilities of a financial institution are monetary in nature, interest rates have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or magnitude as the prices of goods and services.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Asset/Liability Management

         The objective of our asset and liability management activities is to improve our earnings by adjusting the type and mix of assets and liabilities to effectively address changing conditions and risks. Through overall management of our balance sheet and by controlling various risks, we seek to optimize our financial returns within safe and sound parameters. Our operating strategies for attaining this objective include managing net interest margin through appropriate risk/return pricing of assets and liabilities and emphasizing growth in retail deposits, as a percentage of interest-bearing liabilities, to reduce our cost of funds. Our strategy includes originating and purchasing quality assets with higher risk-adjusted yields and selling assets with lower risk-adjusted yields or repricing characteristics that do not meet our objectives for interest rate risk. We also seek to improve earnings through controlling noninterest expense, enhancing noninterest income and utilizing improved information systems to facilitate our analysis of the profitability of our business platforms. We also utilize interest rate derivative financial instruments to hedge mismatches in the rate and maturity of our assets and their funding sources and to reduce interest rate risk on anticipated transactions. Finally, we perform internal analyses to measure, evaluate and monitor risk.

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

         We pursue both on- and off-balance sheet strategies that should, in the long run, mitigate our exposure to fluctuations in interest rates. Our interest rate risk should continue to be reduced in the future as we continue to transition to less interest rate sensitive consumer and commercial assets and as we continue to grow transaction accounts.

         Interest Rate Exchange Agreements (Swaps)

         We use interest rate exchange agreements, or swaps, to hedge mismatches in the rate and maturity of certain of our assets and their funding sources. Interest rate swaps involve the exchange of fixed-rate and floating-rate interest payment obligations without the exchange of the underlying notional amounts. We were a party to interest rate swaps with notional principal amounts of $256.5 million at December 31, 1999 and $365.5 million at December 31, 1998 which involve the receipt of floating interest rates (based on three-month LIBOR) and payment of fixed interest rates on the underlying notional amounts.

         Treasury Futures Contracts

         We periodically securitize and sell fixed- and variable-rate loans and leases. To mitigate the risk of the effects of interest rate fluctuations on the value of our fixed-rate loans held-for-sale, we will in certain cases hedge our interest rate risk related to loans held-for-sale by entering into United States Treasury futures contracts. At December 31, 1999, we had open positions with a notional amount of $32.5 million related to the United States Treasury futures contracts used to hedge fixed-rate franchise loans held-for-sale.

         Forward Sales of Mortgage-Backed Securities

         In the past, we have utilized forward sales contracts of mortgage-backed securities to hedge portfolios of mortgage loans because of their historical effectiveness as a hedge. In connection with the market and interest rate volatility experienced during the third quarter of 1998, the correlation between our outstanding forward sale contracts and the underlying portfolio of loans was disrupted, triggering the settlement of the forward sale contracts and resulting in a $940,000 recognized loss for the year ended December 31, 1998. There were no forward sale contracts in effect at December 31, 1998 or December 31, 1999.

         Treasury Rate Lock Agreements

         During 1997, we entered into $105 million in Treasury rate lock agreements to hedge the anticipated issuance of $100 million in Subordinated Notes. These agreements guaranteed a stated rate of interest for a stated period of time and we paid the difference between the lock rate and the effective Treasury rate on the settlement date. In conjunction with the Treasury rate lock agreements, approximately $307,000 was deferred and is being recognized as an adjustment to interest expense over the ten year life of the Subordinated Notes.

         Interest rate risk is the most significant market risk impacting us; however, other types of market risk also affect us in the normal course of our business activities. The impact on us resulting from other market risks is deemed immaterial and no separate quantitative information related to such market risks is necessary. We do not maintain a portfolio of trading securities and do not intend to engage in such activities in the foreseeable future.

     Interest Rate Sensitivity

         Our monitoring activities related to managing interest rate risk include both interest rate sensitivity “gap” analysis and the use of a simulation model. While traditional gap analysis provides a simple picture of the interest rate risk embedded in the balance sheet, it provides only a static view of interest rate sensitivity at a specific point in time and does not measure the potential volatility in forecasted results relating to changes in market interest rates over time. Accordingly, we combine the use of gap analysis with the use of a simulation model which provides a dynamic assessment of interest rate sensitivity.

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

         The following table illustrates our combined asset and liability repricing as of December 31, 1999:

	Repricing Period
	Under One Year	Over One to Three Years	Over Three to Five Years	Over Five Years	Total
	(Dollars in thousands)
Assets
Cash and investments	$ 287,597	$ 3,130	$ 2,257	$ 45,692	$ 338,676
Mortgage-backed securities and loans and leases(1)	2,607,017	1,241,244	547,840	1,135,354	5,531,455

Total interest rate sensitive assets	$2,894,614	$1,244,374	$ 550,097	$1,181,046	$5,870,131

Liabilities
Deposits:
Transaction accounts	$1,030,686	$ 465,242	$ 138,130	$ 69,065	$1,703,123
Certificates of deposit	1,427,493	202,903	5,772	959	1,637,127
Brokered certificates of deposit	389,530	—	—	—	389,530
Borrowings(2)	1,157,590	195,168	300,416	372,343	2,025,517

Total interest rate sensitive liabilities	$4,005,299	$ 863,313	$ 444,318	$ 442,367	$5,755,297

Repricing gap-positive (negative) before impact of derivatives	$(1,110,685)	$ 381,061	$ 105,779	$ 738,679	$ 114,834

Impact of derivatives	124,000	(54,000)	(25,000)	(77,500)

	(986,685)	327,061	80,779	661,179

Cumulative repricing gap-positive (negative)	$ (986,685)	$ (659,624)	$(578,845)	$ 82,334

(1)	Based on assumed annual prepayment and amortization rates which approximate our historical experience.

(2)	Includes Capital Securities.

         The simulation model discussed above also provides the Asset and Liability Committee with the ability to simulate our net interest income. In order to measure, at December 31, 1999, the sensitivity of our forecasted net interest income to changing interest rates, both a rising and falling interest rate scenario were projected and compared to a base market interest rate forecast derived from the current treasury yield curve. For the rising and falling interest rate scenarios, the base market interest rate forecast was increased or decreased, on an instantaneous and sustained basis, by 100 and 200 basis points. At December 31, 1999, our net interest income exposure related to these hypothetical changes in market interest rates was within our policy guidelines as illustrated in the following table:

	Increase/(Decrease) in Net Interest Income
	-200 bp	-100 bp	+100 bp	+200 bp
Projected effect:
NII without derivatives	$212,040	$201,950	$183,555	$172,657
NII with derivatives	$207,099	$199,066	$184,787	$175,946
Impact of derivatives	$ (4,941)	$ (2,884)	$ 1,232	$ 3,289
% Increase (decrease) from base NII, with derivatives	7.75%	3.57%	(3.86)%	(8.46)%
Policy guideline	(15.00)%	(10.00)%	(10.00)%	(15.00)%

One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets, liabilities and off-balance sheet items, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase or decrease in market interest rates of 100 and 200 basis points. At December 31, 1999, our market value of equity exposure related to these changes in market interest rates was within our policy guidelines as illustrated in the following table:

	Changes in Market Value of Equity
	-200 bp	-100 bp	+100 bp	+200 bp
Projected effect:
MVE without derivatives	$808,068	$734,916	$600,384	$535,128
MVE with derivatives	$795,216	$728,300	$605,394	$545,559
Impact of derivatives	$(12,852)	$ (6,616)	$ 5,010	$ 10,431
Change in MVE with derivatives as a percentage of base MVE	19.81%	9.73%	(8.79)%	(17.80)%
Policy guideline	(15.00)%	(10.00)%	(10.00)%	(20.00)%

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

Item 8.    Financial Statements and Supplementary Data

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	At December 31,
	1999	1998
	(Dollars in thousands)
ASSETS

Cash and cash equivalents:
Cash and due from depository institutions	$ 155,600	$ 37,296
Short-term investments	188,305	167,890

	343,905	205,186
Securities available-for-sale:
Investment securities	49,063	5,319
Mortgage-backed securities	10,479	13,616
Securities held-to-maturity:
Investment securities	9,997	—
Mortgage-backed securities	644,234	621,773
Loans and leases held-for-sale	66,247	—
Loans and leases held-for-investment, net	4,295,246	4,191,269
Investment in operating leased assets, net	463,088	183,453
Investment in stock of the Federal Home Loan Bank of San Francisco	77,835	90,878
Investment in stock of the Federal Reserve Bank	13,476	—
Real estate owned, net	2,467	2,666
Premises and equipment, net	27,216	24,727
Intangible assets	329,005	134,088
Other assets	166,442	123,257

Total assets	$6,498,700	$5,596,232

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Transaction accounts	$1,703,123	$1,627,275
Certificates of deposit	2,026,657	1,642,362

	3,729,780	3,269,637
Advances from the Federal Home Loan Bank of San Francisco	1,367,300	1,653,300
Short-term borrowings	415,421	25,302
Subordinated Notes, net	149,502	99,437
Senior Debentures	—	50,000
Other borrowings	3,294	5,077
Other liabilities	112,209	25,668

Total liabilities	5,777,506	5,128,421

Guaranteed Preferred Beneficial Interest in our Junior Subordinated Debentures ( “Capital Securities”)	90,000	90,000

Stockholders’ equity:
Serial preferred stock; authorized, 7,000,000 shares; outstanding, none	—	—
Common stock ($.01 par value); authorized, 60,000,000 shares; issued, 1999 —32,629,056 shares; 1998—20,376,251 shares; outstanding, 1999—32,562,942 shares; 1998— 19,113,637 shares	326	204
Additional paid-in capital	455,964	251,010
Retained earnings (substantially restricted)	179,100	155,715
Treasury stock, at cost, 1999—66,114 shares; 1998—1,262,614 shares	(1,094)	(25,157)
Accumulated other comprehensive income:
Unrealized loss on securities available-for-sale, net of tax	(293)	(202)
Debt of Employee Stock Ownership Plan	(2,809)	(3,759)

Total stockholders’ equity	631,194	377,811

Total liabilities and stockholders’ equity	$6,498,700	$5,596,232

The accompanying notes are an integral part of these consolidated financial statements.

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Year Ended December 31,
	1999	1998	1997
	(Dollars in thousands, except per share amounts)
Interest income:
Interest on loans and leases	$369,841	$347,086	$197,898
Interest on mortgage-backed securities	37,376	48,225	34,317
Interest and dividends on investment securities	14,439	11,052	10,029

	421,656	406,363	242,244
Interest expense:
Interest on deposits	142,427	149,656	76,484
Interest on borrowings	95,345	88,000	70,708
Interest on Senior Debentures and Notes	13,400	14,106	7,716

	251,172	251,762	154,908
Net interest income	170,484	154,601	87,336
Provision for losses on loans and leases	28,311	9,114	1,952

Net interest income after provision for losses on loans and leases	142,173	145,487	85,384
Noninterest income:
Leasing income	58,558	11,341	—
Loan fees and charges	8,833	7,411	5,679
Account fees	7,007	6,122	2,799
Sales commissions	4,801	3,994	2,502
Gain on sale of loans and leases and securities, net	10,058	1,060	925
Other, net	2,275	1,144	850

	91,532	31,072	12,755
Noninterest expense:
General and administrative:
Compensation and employee benefits	64,064	56,105	35,646
Occupancy and equipment	22,531	20,644	10,677
Professional services	5,959	9,382	5,278
Marketing	3,854	3,572	2,612
Data processing	3,438	3,994	2,811
Deposit insurance premiums and regulatory fees	2,740	2,908	1,475
Other, net	14,530	16,962	13,414

	117,116	113,567	71,913
Leasing expense	40,188	7,682	—
Dividend expense on Capital Securities	8,935	244	—
Income from real estate owned operations, net	(274)	(181)	(543)
Net losses (recoveries) on real estate	36	(59)	(585)
Amortization of intangible assets	13,687	11,372	4,088

	179,688	132,625	74,873
Income before income tax expense	54,017	43,934	23,266
Income tax expense	25,053	21,215	9,245

Net income	$ 28,964	$ 22,719	$ 14,021

Basic earnings per share	$ 1.37	$ 1.13	$ 1.09

Diluted earnings per share	$ 1.36	$ 1.12	$ 1.06

Weighted-average basic shares outstanding	21,169	20,035	12,860

Weighted-average diluted shares outstanding	21,315	20,335	13,203

Net income	$ 28,964	$ 22,719	$ 14,021
Other comprehensive income, net of tax:
Change in unrealized (loss) gain on securities available-for-sale, net of tax (benefit) expense of ($64), ($92) and $464 for 1999, 1998 and 1997, respectively	(91)	(130)	641

Comprehensive income	$ 28,873	$ 22,589	$14,662

The accompanying notes are an integral part of these consolidated financial statements.

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of Shares Issued	Common Stock	Additional Paid-in Capital	Retained Earnings(1)	Treasury Stock	Unrealized Gain (Loss) on Securities Available-for-Sale, Net of Tax	Debt of Employee Stock Ownership Plan	Total Stockholders’ Equity
	(Amounts in thousands, except per share amounts)
Balance at December 31, 1996	15,005	$150	$100,436	$131,324	$(26,497)	$(713)	$(4,638)	$200,062
Repurchase of common stock	—	—	—	—	(39,855)	—	—	(39,855)
Exercise of stock options, including tax benefits	121	1	2,616	—	—	—	—	2,617
Cash dividends declared ($0.34 per share)	—	—	—	(4,280)	—	—	—	(4,280)
Unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	641	—	641
Repayment of debt	—	—	—	—	—	—	421	421
Net income	—	—	—	14,021	—	—	—	14,021

Balance at December 31, 1997	15,126	151	103,052	141,065	(66,352)	(72)	(4,217)	173,627
Issuance of common stock (AFEH acquisition):
From shares held in treasury	—	—	—	—	65,258	—	—	65,258
From authorized but unissued shares	5,087	51	144,691	—	—	—	—	144,742
Repurchase of common stock	—	—	—	—	(24,063)	—	—	(24,063)
Exercise of stock options, including tax benefits	163	2	3,267	—	—	—	—	3,269
Cash dividends declared ($0.40 per share)	—	—	—	(8,069)	—	—	—	(8,069)
Unrealized loss on securities available-for-sale, net of tax	—	—	—	—	—	(130)	—	(130)
Repayment of debt	—	—	—	—	—	—	458	458
Net income	—	—	—	22,719	—	—	—	22,719

Balance at December 31, 1998	20,376	204	251,010	155,715	(25,157)	(202)	(3,759)	377,811
Issuance of common stock (FMAC acquisition):
From shares held in treasury	—	—	—	—	32,444	—	—	32,444
From authorized but unissued shares	12,212	122	204,456	—	—	—	—	204,578
Repurchase of common stock	—	—	—	—	(8,381)	—	—	(8,381)
Exercise of stock options, including tax benefits	41	—	498		—	—	—	498
Cash dividends declared ($0.30 per share)	—	—	—	(5,579)	—	—	—	(5,579)
Unrealized loss on securities available-for-sale, net of tax	—	—	—	—	—	(91)	—	(91)
Repayment of debt	—	—	—	—	—	—	950	950
Net income	—	—	—	28,964	—	—	—	28,964

Balance at December 31, 1999	32,629	$326	$455,964	$179,100	$ (1,094)	$(293)	$(2,809)	$631,194

(1) Substantially restricted.

The accompanying notes are an integral part of these consolidated financial statements.

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	1999	1998	1997
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 28,964	$ 22,719	$ 14,021
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	13,687	11,372	4,088
Proceeds from securitizations and/or sales of loans and leases held-for-sale	937,457	—	265,203
Provision for losses on loans and leases and real estate owned	28,347	9,055	1,367
Depreciation and amortization of premises and equipment	7,860	6,780	2,974
Depreciation and amortization of investment in operating leased assets	35,590	6,612	—
Amortization of premiums, net of discount accretion	24,072	15,735	4,139
Gain on sale of loans and leases and securities, net	(10,058)	(1,060)	(925)
Decrease (increase) in other assets	36,415	(6,863)	(7,421)
Increase (decrease) in other liabilities	9,074	(39,424)	(54,707)
Other, net	(2,526)	(2,628)	(1,678)

Net cash provided by operating activities	1,108,882	22,298	227,061

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of subsidiaries, net of cash and cash equivalents (paid) received	(15,453)	82,129	(9,975)
Acquisition of deposits, net of premium paid	110,807	—	—
Net (increase) decrease in loans and leases resulting from originations, net of repayments	(152,297)	451,171	(57,327)
Purchases of loans and leases, net	(1,136,658)	(948,132)	(120,963)
Purchases of mortgage-backed securities	(172,304)	(201,714)	—
Purchases of investment securities	(20,035)	(1,956)	(5,639)
Principal payments on mortgage-backed securities	149,494	284,627	83,643
Proceeds from sale of mortgage-backed securities available-for-sale	—	239,707	20,465
Proceeds from sale of investment securities available-for-sale	—	2,357	—
Proceeds from maturities/calls of investment securities available-for- sale	—	—	13,802
Proceeds from maturities/calls of investment securities held-to- maturity	—	5,000	10,204
Proceeds from sale of real estate owned	4,127	5,357	12,528
Additions to premises and equipment	(3,922)	(11,110)	(11,694)
Decrease (increase) in investment in stock of the Federal Home Loan Bank of San Francisco	13,043	(9,303)	(9,121)
Increase in investment in stock of the Federal Reserve Bank	(13,476)	—	—

Net cash used in investing activities	(1,236,674)	(101,867)	(74,077)

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS —(Continued)

	For the Year Ended December 31,
	1999	1998	1997
	(Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	343,182	(420,141)	(86,832)
Proceeds from advances from the Federal Home Loan Bank of San Francisco	3,725,100	5,320,200	5,509,532
Repayment of advances from the Federal Home Loan Bank of San Francisco	(4,011,100)	(4,833,170)	(5,377,012)
Proceeds from reverse repurchase agreements	268,461	377,813	519,338
Repayment of reverse repurchase agreements	(275,880)	(442,645)	(639,844)
Issuance of Subordinated Notes, net of discount	50,000	—	99,350
Repayment of Senior Debentures	(50,000)	—	—
Net increase in warehouse lines outstanding	234,129	—	—
Net decrease in other borrowings	(1,783)	(11,123)	(10,865)
Issuance of Capital Securities	—	90,000	—
Repurchase of common stock	(8,381)	(24,063)	(39,855)
Proceeds from issuance of common stock	498	3,269	2,617
Dividends paid to stockholders	(7,715)	(7,207)	(4,419)

Net cash provided by (used in) financing activities	266,511	52,933	(27,990)

Net increase (decrease) in cash and cash equivalents	138,719	(26,636)	124,994
Cash and cash equivalents at beginning of year	205,186	231,822	106,828

Cash and cash equivalents at end of year	$ 343,905	$ 205,186	$ 231,822

Cash paid during the year for:
Interest	$ 255,814	$ 253,528	$ 148,615
Income taxes	$ —	$ 118	$ 14,674
Supplemental non-cash investing and financing activities:
Loans transferred to real estate owned	$ 3,319	$ 4,956	$ 8,252
Loans transferred from held-for-investment to held-for-sale	$ 915,146	$ —	$ —
Loans originated to sell real estate owned	$ —	$ —	$ 1,904
The acquisitions of subsidiaries involved the following:
Common stock issued	$ 237,022	$ 210,000	$ —
Liabilities assumed	238,722	2,103,352	13,667
Fair value of assets acquired, other than cash and cash equivalents	(291,853)	(2,127,646)	(1,986)
Goodwill	(199,344)	(103,577)	(21,656)

Net cash and cash equivalents (paid) received	$ (15,453)	$ 82,129	$ (9,975)

The accompanying notes are an integral part of these consolidated financial statements.

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1999

Note 1.     Summary of Significant Accounting Policies

     Nature of Operations

         Bay View Capital Corporation is a diversified bank holding company headquartered in San Mateo, California. Our principal subsidiary is Bay View Bank, N.A. Bay View Bank operates 57 full service branches throughout the San Francisco Bay Area and loan production offices throughout the United States. Bay View Bank offers personal and business banking services and deposit accounts through its branch network and provides multi-family and commercial real estate loans, consumer loans and leases and commercial lending throughout the United States. Bay View Securitization Corporation was formed for the purpose of issuing asset-backed securities through a trust. Bay View Capital I was formed for the purpose of issuing Capital Securities through a trust. FMAC Insurance Services operates as an insurance agency throughout the United States.

     Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Bay View Capital Corporation, a bank holding company incorporated under the laws of the state of Delaware, and our wholly owned subsidiaries: Bay View Bank, N.A., a national bank; Bay View Securitization Corporation, a Delaware corporation; Bay View Capital I, a Delaware business trust; and FMAC Insurance Services, a Delaware corporation. Bay View Bank includes its wholly owned subsidiaries: Bay View Acceptance Corporation, a Nevada corporation; Bay View Commercial Finance Group, a California corporation; Bay View Franchise Mortgage Acceptance Company, a California corporation; Bankers Mutual, a California corporation; MoneyCare, Inc., a California corporation; and Bay View Auxiliary Corporation, a California corporation. Bay View Acceptance Corporation includes its wholly owned subsidiary, LFS-BV, Inc., a Nevada corporation. Effective March 1, 1999, Bay View Capital Corporation contributed the capital stock of Bay View Commercial Finance Group to Bay View Bank in conjunction with the March 1, 1999 conversion of Bay View Bank from a federally chartered capital stock savings bank to a national bank. Bay View Commercial Finance Group was previously a wholly owned subsidiary of Bay View Capital Corporation. Effective June 14, 1999, Bay View Credit and Ultra Funding, Inc., previously wholly owned subsidiaries of Bay View Acceptance Corporation, were merged into Bay View Acceptance Corporation. All significant intercompany accounts and transactions have been eliminated.

     Basis of Financial Presentation and Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles, sometimes referred to as GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to possible change in the near term relates to the determination of the allowance for losses on loans and leases. An estimate of possible changes or range of possible changes cannot be made.

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

         Generally, our banking depositories either pay interest on deposits or apply an imputed interest credit to deposit balances which is used as an offset to charges for banking services rendered. We have no compensating balance arrangements or lines of credit with banks. Bay View Bank is required to maintain reserves against customer deposits by keeping balances with the Federal Reserve Bank of San Francisco in a noninterest-earning cash account. Cash balances for Bay View Bank required to be held in reserve at the Federal Reserve Bank of San Francisco totaled approximately $850,000 at December 31, 1999 and $1.1 million at December 31, 1998. The average required reserve balance for Bay View Bank totaled $850,000 in 1999 and $6.1 million in 1998.

     Securities

         Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” establishes the classification of investments into three categories: held-to-maturity, available-for-sale and trading. Securities classified as held-to-maturity are recorded at amortized cost, adjusted for the amortization of premiums and accretion of discounts, because we have the ability and intent to hold these securities to maturity. Securities that are held to meet investment objectives such as interest rate risk and liquidity management, but which may be sold as necessary to implement management strategies, are classified as available-for-sale and are reported at fair value. Fair value for these securities is obtained principally from published information or quotes by registered securities brokers. Securities for which quotes are not readily available are valued based on the present value of discounted estimated future cash flows. Retained interests and assets-backed securities related to our loan and lease securitizations are classified as securities available-for sale. We are not aware of an active market for the purchase and sale of these retained interests and asset-backed securities at this time, and accordingly, we estimated the fair value of the retained interests by calculating the present value of the estimated expected future cash flows to be received, using a discount rate commensurate with the risks involved. At December 31, 1999 and 1998, there was no impairment relating to retained interests or asset-backed securities. We do not have a trading portfolio.

         Securities are identified as either available-for-sale or held-to-maturity at purchase and are accounted for accordingly. Unrealized losses on securities held-to-maturity are realized and charged against earnings when it is determined that a decline in value which is other than temporary has occurred. Net unrealized gains and losses on securities available-for-sale are excluded from earnings and reported, net of applicable income taxes, as a separate component of stockholders ’ equity. Gains and losses on sales of securities are recorded in earnings at the time of sale and are determined by the difference between the net sale proceeds and the amortized cost of the security, using the specific identification method.

         Discounts and premiums on securities are amortized into interest income using a method approximating the effective interest method over the estimated life of the security, adjusted for actual prepayments. Interest on securities is accrued as income only to the extent considered collectible.

     Loans and Leases

         Loans and leases that we originate or purchase are identified as either held-for-sale or held-for-investment and are recorded at cost including premiums or discounts, deferred fees and costs and the allowance for losses, as applicable. Loans and leases classified as held-for-sale primarily consist of fixed-rate franchise loans, where the interest rate risk has been hedged through the use of Treasury futures contracts, and other loans specifically targeted for sale. Loans and leases classified as held-for-sale are carried at the lower of cost or market on an aggregate basis for each loan and lease type. Market value for these loans and leases is based on prices for similar loans and leases in the secondary whole loan or securitization markets. Interest on loans and leases is accrued as income only to the extent considered collectible. Loans and leases classified as held-for-investment are carried at amortized cost and are not adjusted to the lower of cost or market because we have the ability and the intent to hold these loans and leases to maturity. Generally, we discontinue interest accruals on loans and leases 90 days or more past due. Interest income on nonaccrual loans and leases is recognized on a cash basis when received.
BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

         We charge fees for originating loans and leases at the time the loan or lease is granted. We recognize these origination fees, net of certain direct costs and standard costs where applicable in accordance with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” as a yield adjustment over the life of the related loan or lease using the effective interest method or an approximate equivalent if not materially different. Amortization of net deferred origination fees is discontinued on nonperforming loans and leases. When a loan or lease is sold or paid off, unamortized net deferred origination fees are included in income at that time.

         Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by Statement of Financial Accounting Standards No. 118, “Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures,” established standards for impaired loans. A loan is impaired when, based on current information and events, it is probable that we are unable to collect all amounts due according to the contractual terms of the loan agreement. We consider nonperforming loans and troubled debt restructurings as impaired loans. Nonperforming loans are defined as loans 90 days or more delinquent as to principal and interest payments unless the principal and interest are well secured and in the process of collection. We also designate loans less than 90 days delinquent as nonperforming when the full collection of principal and/or interest is doubtful. Troubled debt restructurings are loans which have been modified based upon interest rate concessions and/or payment concessions. Statement No. 114 is not applicable to large groups of homogeneous loans that are collectively evaluated for impairment. We consider our single-family residential and consumer loans, including auto and home equity loans, as homogeneous loans for purposes of the application of Statement No. 114.

         Charge-offs are recorded on impaired loans for the difference between the valuation of the loan and the recorded investment, net of any specific reserves. In determining charge-offs for specific loans, management evaluates the creditworthiness and financial status of the borrower and also analyzes cash flows and current property appraisals. Statement No. 114 requires that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan ’s observable market price or the fair value of the collateral if the loan is collateral dependent. Our impaired real estate-based loans are generally measured based on the fair value of the collateral because they are collateral dependent.

         Statement No. 118 allows a creditor to use existing methods for recognizing interest income on an impaired loan. We recognize interest income on impaired loans on a cash basis when received.

     Allowance for Losses on Loans and Leases

         The allowance for losses on loans and leases is established through a provision charged to expense and is maintained at a level that we believe is sufficient to cover estimated probable losses in the portfolio. In determining the level of the allowance for losses on loans and leases, we adhere to an internal asset review system and an established loss reserve methodology. This methodology provides for three reserve components. The first component represents reserves for loans and leases that have been individually evaluated and identified as having probable losses. The second component represents reserves for groups of loans and leases that are collectively evaluated for impairment. We determine reserves for these groups of loans and leases based on factors such as prevailing economic conditions, historical loss experience, asset concentrations, levels and trends of classified assets, and loan and lease delinquencies. The last component is unallocated reserves, representing reserves based on factors that are not necessarily associated with a specific credit, group of loans or leases or loan or lease category. These factors include an evaluation of economic conditions in areas where we lend money, loan and lease concentrations, lending policies or underwriting procedures, and trends in delinquencies and nonperforming assets. The unallocated reserve reflects our efforts to ensure that the overall allowance appropriately reflects the probable losses inherent in the loan and lease portfolio.
BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

         While we use currently available information to provide for losses on loans and leases, additions to the allowance for losses on loans and leases may be necessary based on new information and/or future economic conditions.

     Loan Sales and Servicing

         Statement of Financial Accounting Standards No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, ” establishes standards under which, after a transfer of financial assets, an entity recognizes the financial and servicing assets it still controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. Under Statement No. 125, we record a servicing asset for the present value of the retained interest in a transferred asset representing servicing fees net of related costs. Any retained interest in excess of such servicing fees is recorded on a net present value basis and is classified as an available-for-sale security and stated at fair value. At December 31, 1999 and 1998, there was no impairment relating to servicing assets. Amortization of servicing assets and any related impairments are included in noninterest income and noninterest expense as the associated servicing revenue is received and expenses are incurred. Gains or losses on the securitizations and/or sales of loans and leases are recorded in earnings at the time of the transaction.

     Investment in Operating Leased Assets

         We purchase autos subject to leases which are characterized as operating leases in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” The corresponding asset is recorded as a fixed asset and depreciated over the lease term to its estimated residual value. This depreciation and other related expenses, including the amortization of initial direct costs which are deferred and amortized over the lease term, are classified as noninterest expense. Lease payments received are recorded as noninterest income. Gross leased asset balances were $500.0 million at December 31, 1999 and $186.2 million at December 31, 1998. Accumulated depreciation and amortization related to the leased assets totaled $36.9 million at December 31, 1999 and $2.7 million at December 31, 1998. At December 31, 1999, future minimum lease payments to be received by us under operating leases were $83.7 million, $81.7 million, $68.5 million, $43.0 million, $15.4 million, and $1.3 million for the years ending December 31, 2000, 2001, 2002, 2003, 2004, and thereafter, respectively.

         We continually review and adjust, as necessary, the estimated residual value relating to our leased assets through an evaluation of factors such as prevailing economic conditions, historical loss experience and delinquencies. The estimated residual value on our leased assets was $289.9 million at December 31, 1999 and $110.2 million at December 31, 1998.

     Real Estate Owned

         Real estate owned is comprised of property acquired through foreclosure and is recorded at the lower of cost (i.e., net loan value) or fair value less estimated costs to sell, as of the date of foreclosure. The difference upon foreclosure, if any, is charged-off against the allowance for losses on loans and leases. Thereafter, a specific valuation allowance is established and charged to noninterest expense for adverse changes in the fair value of the property. Revenues and other expenses associated with real estate owned are realized and reported as a component of noninterest expense when incurred.

     Premises and Equipment

         Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line basis over the estimated useful lives for each of the various asset categories. These useful lives range from two to ten years.
BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     Intangible Assets

         Core deposit premiums arise from the acquisition of deposits and are amortized on a declining balance basis over the estimated life of the deposit base acquired, generally eight to ten years. We continually evaluate the periods of amortization to determine whether later events and circumstances warrant revised estimates. In addition, the market value of core deposit premiums is re-evaluated on an annual basis to assess if any impairment exists and to determine the carrying value that may be included as a component of regulatory capital.

         Goodwill arises from acquisitions and represents the excess of the total purchase price over the fair value of net assets acquired. Goodwill is amortized to expense on a straight-line basis over periods of up to 20 years. On a periodic basis, we review our goodwill for events or changes in circumstances that may indicate that the estimated undiscounted future cash flows from these acquisitions will be less than the carrying amount of the goodwill. If it becomes probable that impairment exists, a reduction in the carrying amount is recognized.

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

     Securities Sold Under Agreements to Repurchase

         We enter into sales of securities under agreements to repurchase (reverse repurchase agreements) which are considered financing activities. The obligations to repurchase the securities are reflected as liabilities, and the related underlying securities for the agreements, which are pledged as collateral and held by the counterparties, are included in our securities portfolio as recorded assets.

     Income Taxes

         We file consolidated federal income tax returns in which our taxable income or loss is combined with that of our subsidiaries. Consolidated, combined and separate company state tax returns are filed in certain states, as applicable, including California. Each subsidiary’s share of income tax expense (benefit) is based on the amount which would be payable (receivable) if separate returns were filed.

         Our income tax provisions are based upon income taxes payable for the current period as well as current period changes in deferred income taxes. Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory income tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred income taxes for a change in tax rates is recognized through the provision for income taxes during the period of enactment.

     Derivative Financial Instruments

         We use interest rate derivative financial instruments to hedge mismatches in the rate and maturity of loans and leases and securities and their funding sources and to reduce interest rate risk on anticipated transactions, including loan and lease securitizations and/or sales. These instruments serve to reduce rather than increase our exposure to movements in interest rates. At the inception of the hedge, we identify an individual asset, liability or anticipated transaction or an identifiable group of essentially similar assets or liabilities that expose us to interest rate risk at the consolidated or subsidiary level. Interest rate derivatives are accounted for by the deferral method only if they are designated as a hedge and are expected to be and are effective in substantially reducing interest rate risk arising from the assets, liabilities or anticipated transactions identified as exposing us to risk. To qualify as an effective hedge, derivative financial instruments must meet specific correlation tests (i.e., the change in their fair values must be within 80 to 120 percent of the opposite change in the fair values of the hedged item or anticipated transaction). For interest rate exchange agreements, sometimes referred to as swaps, to qualify as an effective hedge, their notional amount, interest rate index and term must closely match the related terms of the hedged assets or liabilities. If a periodic assessment indicates that the derivative no longer provides an effective hedge, any previously unrecognized hedge gain or loss and any net settlement amount upon the close-out or termination of the derivative contract that offsets changes in the value of the hedged asset or liability is deferred and amortized to earnings over the life of the underlying hedged asset or liability. Further, any gain or loss attributable to the excess of the notional amount over the hedged amount is recognized in noninterest income.

         Amounts payable or receivable for interest rate swaps are accrued with the passage of time, the effect of which is included in interest income or expense reported on the hedged asset or liability. If a hedged asset or liability is sold or paid off before maturity of the hedging interest rate derivative, the derivative is closed out or settled, and any previously unrecognized hedge gain or loss and any net settlement amount upon the close-out or termination of the interest rate derivative is recognized in earnings. If interest rate derivatives used in an effective hedge are closed out or terminated before the hedged item settles, any previously unrecognized hedge gain or loss and any net settlement amount upon the close-out or termination of the interest rate derivative is deferred and amortized to earnings over the life of the underlying hedged asset or liability.

         When an anticipated transaction is a securitization and/or sale of assets, the derivatives hedging the anticipated transaction are closed out or settled, and any previously unrecognized hedge gain or loss and any net settlement amount upon the close-out or termination of the derivative is accounted for as part of the gain or loss on the securitization and/or sale of the underlying hedged assets. If the anticipated transaction does not occur, the derivatives hedging the anticipated transaction are closed out or settled, and are accounted for as a gain or loss on the hedge.

         In connection with our use of interest rate derivatives, we are exposed to potential losses (credit risk) in the event of nonperformance by the counterparties to the agreements. We manage the credit risk associated with our interest rate derivatives by adhering to a strict counterparty selection process and by establishing maximum exposure limits with each individual counterparty. We do not anticipate nonperformance by our counterparties.

     Stock-Based Compensation

         Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” establishes financial accounting and reporting standards for stock-based compensation plans, including employee stock purchase plans, stock options and restricted stock. Statement No. 123 encourages all entities to adopt a fair value method of accounting for stock-based compensation plans, whereby compensation cost is measured at the grant date based upon the fair value of the award and is realized as an expense over the service or vesting period. However, Statement No. 123 also allows an entity to continue to measure compensation cost for these plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

         We account for our stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25. Under the intrinsic value method, compensation cost is generally the excess, if any, of the quoted market price of the stock at the grant or other measurement date over the exercise price. See Note 16 for a pro forma presentation of our net income and earnings per share had compensation cost related to our stock option awards been determined under the fair value method.

     Earnings Per Share

         Statement of Financial Accounting Standards No. 128, “Measurement of Earnings Per Share,” establishes standards for computing and reporting basic earnings per share and diluted earnings per share. Basic earnings per share are calculated by dividing net earnings for the period by the weighted-average common shares outstanding for that period. There is no adjustment to the number of outstanding shares for potential dilutive instruments, such as stock options. Diluted earnings per share takes into account the potential dilutive impact of such instruments and uses the average share price for the period in determining the number of incremental shares to add to the weighted-average number of shares outstanding. All prior period earnings per share amounts have been restated to reflect the adoption of Statement No. 128.

         The following table illustrates the calculation of basic and diluted earnings per share for the periods indicated:

	For the Year Ended December 31,
	1999	1998	1997
	(Amounts in thousands, except per share amounts)
Net earnings available to common stockholders	$28,964	$22,719	$14,021
Weighted-average basic shares outstanding	21,169	20,035	12,860
Add: Dilutive potential common shares	146	300	343

Weighted-average diluted shares outstanding	21,315	20,335	13,203

Basic earnings per share	$ 1.37	$ 1.13	$ 1.09

Diluted earnings per share	$ 1.36	$ 1.12	$ 1.06

     Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative. We currently utilize interest rate derivatives to hedge mismatches in the rate and maturity of loans, leases and securities and their funding sources and to reduce interest rate risk on anticipated transactions, including loan and lease securitizations and/or sales. To the extent these interest rate derivatives qualify as a cash flow hedge under Statement No. 133, the effective portion of the derivative’s gain or loss would be initially reported as a component of other comprehensive income (outside of earnings) and subsequently reclassified into earnings when the forecasted transaction affected earnings. Statement No. 133, as amended by Statement of Financial Accounting Standards No. 137, will be effective for the fiscal quarter beginning January 1, 2001. At this time, we are in the process of evaluating the impact of the adoption of Statement 133, and have not determined the effect the standard will have on our consolidated financial condition, results of operations and cash flows.
BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     Reclassifications

         In addition to the reclassifications discussed in Principles of Consolidation above, certain other reclassifications have been made to prior year balances in order to conform to the current year presentation. Such reclassifications had no effect on the results of operations or stockholders’ equity.

Note 2.     Merger and Acquisition-Related Activity

     Franchise Mortgage Acceptance Company

         We completed our acquisition of Franchise Mortgage Acceptance Company and its wholly owned division, Bankers Mutual, collectively referred to as FMAC, on November 1, 1999. Under the terms of the definitive agreement, as amended, we acquired all of the common stock of FMAC for consideration valued at approximately $285 million. Each share of FMAC common stock was exchanged for, at the election of the holder, either $9.80 in cash or 0.5444 shares of our common stock. In total, cash elections were limited to 15% of the shares of FMAC common stock outstanding immediately prior to closing and the elections for our common stock were limited to 85% of the shares of FMAC common stock outstanding immediately prior to closing. We paid approximately $48 million in cash, including payments for certain acquisition costs, and issued 13,868,805 shares of our common stock, a portion of which were issued from our shares in treasury. Upon consummation of the merger, we contributed substantially all of FMAC’s assets and liabilities to newly formed subsidiaries of Bay View Bank.

         The acquisition of FMAC was accounted for under the purchase method of accounting effective November 1, 1999. The amount of goodwill recorded as of the merger date was approximately $199 million, which is being amortized on a straight-line basis over 15 years. This goodwill amount represents the excess of the total purchase price over the estimated fair value of net assets acquired.

         The following table illustrates the allocation of the purchase price:

(Dollars in thousands)
Cash paid	$ 44,058
Common stock issued	237,022
Acquisition costs	4,281

Total purchase price	285,361
Fair value of assets acquired	324,739
Fair value of liabilities assumed	238,722

Net assets acquired	86,017

Purchase price in excess of net assets acquired	$199,344

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

         The pro forma financial information in the following table illustrates the combined results of our operations and the operations of FMAC for the years ended December 31, 1999 and 1998 as if the acquisition of FMAC had occurred as of January 1, 1998. The pro forma financial information is presented for informational purposes and is not necessarily indicative of the results of operations which would have occurred if we had constituted a single entity as of January 1, 1998. The pro forma financial information is also not necessarily indicative of the future results of operations of the combined company. In particular, our opportunity to achieve certain cost savings as a result of the acquisition has not been included in the pro forma financial information.

	For the Year Ended December 31, (Unaudited)
	1999	1998
	(Dollars in thousands, except per share amounts)
Net interest income	170,667	$157,975
Provision for losses on loans and leases	(50,406)	(11,758)
Noninterest income	125,748	81,530
Noninterest expense	(250,458)	(194,807)
Income tax expense	(5,252)	(21,059)

Net (loss) income	$ (9,701)	$ 11,881

Basic (loss) earnings per share	$ (0.28)	$ 0.35

Diluted (loss) earnings per share	$ (0.28)	$ 0.35

         The pro forma combined net loss for the year ended December 31, 1999 of $9.7 million consists of our net income of $29.0 million and a net loss for FMAC of $25.6 million, less pro forma adjustments of $12.9 million. The pro forma combined net income for the year ended December 31, 1998 of $11.9 million consists of our net income of $22.7 million and net income for FMAC of $8.3 million, less pro forma adjustments of $19.1 million. Significant pro forma adjustments include the reduction in net interest income from a sale of a portion of Bay View Bank ’s loan portfolio in contemplation of the acquisition, the interest and other costs associated with the issuance of $50 million in Subordinated Notes by Bay View Bank to partially finance the acquisition, the amortization expense relating to goodwill generated as a result of the acquisition, and the income tax benefit associated with the pro forma adjustments.

     Luther Burbank Savings Branches

         On July 8, 1999, we announced a definitive agreement with Luther Burbank Savings, a savings bank headquartered in Santa Rosa, California, to acquire Luther Burbank Savings’ Mill Valley and Novato, California branches. These two branches represented approximately $117 million in deposits. In accordance with the agreement, we paid a 5.25% deposit premium. The transaction closed on September 25, 1999 and these two branches are now operating as Bay View Bank branches. The amount of goodwill recorded as of the acquisition date was approximately $6 million, which is being amortized on a straight-line basis over 10 years.

     America First Eureka Holdings, Inc.

         We completed our acquisition of America First Eureka Holdings, Inc., sometimes referred to as AFEH, and its wholly owned subsidiary, EurekaBank, a federal savings bank, on January 2, 1998. Pursuant to the Merger Agreement, we paid $90 million in cash and $210 million in common stock (8,076,923 shares of our common stock, a portion of which were issued from our treasury shares) to America First Financial Fund 1987-A Limited Partnership, the sole shareholder of AFEH, for a total purchase price of $300 million. The number of common shares issued was based on the average value of our common stock for the 20 full trading days ending on the fifth business day prior to the merger closing date. Based on the average value of our common stock during this period and pursuant to the Merger Agreement, the number of common shares issued was determined by dividing $210 million by $26.00 per share.

         The acquisition of AFEH was accounted for under the purchase method of accounting effective January 2, 1998. The amount of goodwill recorded as of the merger date was $104 million, which is being amortized on a straight-line basis over 20 years and which excludes core deposit intangibles of approximately $12 million, which are being amortized on a declining balance basis over 10 years. This goodwill amount represents the excess of the total purchase price over the estimated fair value of net assets acquired.

     Concord Growth Corporation

         We completed our acquisition of EXXE Data Corporation and its wholly owned commercial finance subsidiary, Concord Growth Corporation, on March 17, 1997. At the close of the transaction, EXXE became a stand-alone subsidiary of Bay View Capital Corporation. Subsequent to the close of the transaction, EXXE was merged into Concord Growth Corporation and liquidated and Concord Growth Corporation became a first-tier, stand-alone subsidiary of Bay View Capital Corporation. The former holders of EXXE capital stock, warrants and options received an initial aggregate cash payment of $19.8 million and are entitled to potential future cash payments of up to $34 million, expiring in 2000, depending upon the financial performance of Concord Growth Corporation. There were no cash payments made during 1999, 1998 or 1997. The acquisition was accounted for under the purchase method of accounting effective April 1, 1997. The total purchase price exceeded the estimated fair value of net assets acquired by approximately $22 million, which was recorded as goodwill and which is being amortized on a straight-line basis over 15 years. During 1998, Concord Growth Corporation was renamed Bay View Commercial Finance Group. All references to this subsidiary from this point forward herein will reflect its new name. Effective March 1, 1999, Bay View Capital Corporation contributed the capital stock of Bay View Commercial Finance Group to Bay View Bank in conjunction with the March 1, 1999 conversion of Bay View Bank from a federal stock savings bank to a nationally chartered commercial bank.
BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.     Investment Securities

         All investment securities were classified as either available-for-sale or held-to-maturity at December 31, 1999 and 1998. We did not maintain a trading portfolio during 1999, 1998 or 1997. The following table illustrates our investment securities as of the dates indicated:

	At December 31, 1999
	Amortized Cost	Unrealized Gross		Fair Value
		Gains	(Losses)
	(Dollars in thousands)
Available-for-sale:
Federal National Mortgage Association stock	$ 579	$—	$ (7)	$ 572
Asset-backed securities	5,393	—	—	5,393
Retained interests in securitizations	43,098	—	—	43,098

	$ 49,070	$—	$ (7)	$49,063
Held-to-maturity:
Federal Home Loan Bank callable notes	$ 9,997	$—	$(169)	$ 9,828

	At December 31, 1998
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
	(Dollars in thousands)
Available-for-sale:

Federal National Mortgage Association stock	$ 579	$99	$—	$ 678
Retained interests in securitizations	4,641	—	—	4,641

	$ 5,220	$99	$—	$5,319

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

         The following table illustrates activity in our retained interests in loan and lease securitizations for the periods indicated:

	For the Year Ended December 31, 1999
	Beginning Balance	FMAC Balances Acquired on 11/1/99	1999 Securitizations	Cash Received	Accretion	Ending Balance
	(Dollars in thousands)
1994-A	$ —	$ 1,081	$ —	$ (61)	$ 32	$ 1,052
1995-A	—	474	—	(42)	14	446
1996-A	—	5,098	—	(1)	154	5,251
1997-A	—	661	—	—	20	681
1997-B	—	608	—	—	18	626
1997-C	—	210	—	—	6	216
1997-RA-1	4,641	—	—	(2,149)	415	2,907
1998-A	—	518	—	—	16	534
1998-B	—	5,547	—	(154)	167	5,560
1998-C	—	6,652	—	(162)	210	6,700
1998-D	—	6,992	—	—	211	7,203
1998-1	—	1,757	—	—	52	1,809
1999-LG-1	—	—	10,038	—	75	10,113

Totals	$4,641	$29,598	$10,038	$(2,569)	$1,390	$43,098

	For the Year Ended December 31, 1998
	Beginning Balance	1998 Securitizations	Cash Received	Accretion	Unrealized Loss	Ending Balance
	(Dollars in thousands)
1997-RA-1	$5,439	$ —	$(911)	$437	$(324)	$4,641

         The significant assumptions utilized in the December 31, 1999 valuation of retained interests in auto loan securitizations (1997-RA-1 and 1999-LG-1) included a weighted-average discount rate of 13.9%, an annualized loss factor of 1.1% and a prepayment assumption of 1.6%. The weighted-average discount rate for the remaining retained interests in franchise loan and lease securitizations was 18.0% at December 31, 1999, which included an inherent credit loss assumption and a prepayment assumption consistent with industry averages.

         We use certain qualified types of investment securities as full or partial collateral for borrowings, including advances from the Federal Home Loan Bank of San Francisco. The total par value of pledged investment securities at December 31, 1999 was $10.0 million. There were no pledged investment securities at December 31, 1998.

         The $10.0 million par value Federal Home Loan Bank callable notes held at December 31, 1999 mature in 2014 and are callable in 2000. In 1998, our Federal Farm Credit Bank callable note was called.

         There were no sales of investment securities in 1999. Proceeds from sales of investment securities classified as available-for-sale during 1998 were $2.4 million. Gross gains of $202,000 were realized on these sales. There were no sales of investment securities in 1997.
BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.     Mortgage-backed Securities

         We hold mortgage-backed securities issued by government-chartered agencies, including Fannie Mae, Freddie Mac and the Government National Mortgage Association and by non-public financial intermediaries. The mortgage-backed securities portfolio also includes senior tranches of private-issue collateralized mortgage obligations. All mortgage-backed securities were classified as either available-for-sale or held-to-maturity at December 31, 1999 and 1998. The following table illustrates our mortgage-backed securities as of the dates indicated:

	At December 31, 1999
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
	(Dollars in thousands)
Available-for-sale:
Fannie Mae	$ 517	$—	$ (13)	$ 504
Government National Mortgage Association	9,795	—	(156)	9,639
Collateralized mortgage obligations	336	—	—	336

Total available-for-sale	10,648	—	(169)	10,479

Held-to-maturity:
Fannie Mae	195,550	15	(5,387)	190,178
Freddie Mac	102,090	10	(2,893)	99,207
Government National Mortgage Association	174,379	8	(2,435)	171,952
Issued by other financial intermediaries	20,633	156	(44)	20,745
Collateralized mortgage obligations	151,582	—	(8,080)	143,502

Total held-to-maturity	644,234	189	(18,839)	625,584

Total	$654,882	$189	$(19,008)	$636,063

	At December 31, 1998
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
	(Dollars in thousands)
Available-for-sale:
Fannie Mae	$ 748	$ 11	$ —	$ 759
Government National Mortgage Association	12,509	—	(125)	12,384
Collateralized mortgage obligations	473	—	—	473

Total available-for-sale	13,730	11	(125)	13,616

Held-to-maturity:
Fannie Mae	259,151	971	(984)	259,138
Freddie Mac	137,823	74	(798)	137,099
Government National Mortgage Association	6,538	24	(59)	6,503
Issued by other financial intermediaries	41,759	614	(24)	42,349
Collateralized mortgage obligations	176,502	127	(346)	176,283

Total held-to-maturity	621,773	1,810	(2,211)	621,372

Total	$635,503	$1,821	$(2,336)	$634,988

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

         The weighted-average yields on mortgage-backed securities classified as available-for-sale and held-to-maturity at December 31, 1999 were 5.88% and 6.50%, respectively. The weighted-average yields on mortgage-backed securities classified as available-for-sale and held-to-maturity at December 31, 1998 were 6.12% and 6.21%, respectively.

         The amount of adjustable-rate mortgage-backed securities was $78.9 million at December 31, 1999 and $115.7 million at December 31, 1998. We use mortgage-backed securities as full or partial collateral for advances from the Federal Home Loan Bank of San Francisco, repurchase agreements and interest rate exchange agreements. The total par value of pledged mortgage-backed securities was $549.6 million at December 31, 1999 and $619.3 million at December 31, 1998.

         There were no sales of mortgage-backed securities classified as available-for-sale during 1999. Proceeds from sales of mortgage-backed securities classified as available-for-sale during 1998 were $239.7 million. Gross gains of $2.0 million and gross losses of $206,000 were realized on these sales. Proceeds from sales of mortgage-backed securities classified as available-for-sale during 1997 were $20.5 million. Gross gains of $13,000 and gross losses of $13,000 were realized on these sales. There were no sales of mortgage-backed securities classified as held-to-maturity during 1999, 1998 or 1997.

         The amortized cost and fair value of mortgage-backed securities classified as available-for-sale and held-to-maturity at December 31, 1999, categorized by remaining contractual maturity, are illustrated in the following table. Expected remaining maturities of mortgage-backed securities will generally differ from contractual maturities because borrowers may have the right to prepay obligations with or without penalties.

	At December 31, 1999
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$ 365	$ 363
Due after one year through five years	673	686
Due after five years through ten years	106,456	103,568
Due after ten years	547,388	531,446

Total	$654,882	$636,063

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

Note 5.     Loans and Leases

         The following table illustrates our loans and leases as of the dates indicated:

	At December 31,
	1999	1998
	(Dollars in thousands)
Mortgage loans
Residential
Single-family (one to four units)	$ 940,235	$1,515,413
Multi-family (five or more units)	622,835	1,015,980
Nonresidential	317,068	338,220

	1,880,138	2,869,613
Franchise loans	1,040,608	—
Home equity loans	648,676	622,797
Auto loans	496,901	546,806
Commercial loans and leases(1)	254,671	113,210
Business loans	33,345	39,039

Total gross loans and leases	4,354,339	4,191,465
Net deferred origination fees and costs and advances	(372)	(4,331)
Premiums and discounts	59,687	49,540
Allowance for losses on loans and leases	(52,161)	(45,405)

	7,154	(196)

Total	$4,361,493	$4,191,269

(1)	Includes asset-based participation loans.

         Our loan and lease classifications for financial reporting purposes differ from those for regulatory reporting purposes. Loans and leases are classified for financial reporting purposes based upon the purpose and primary source of repayment of the loans or leases. Loans and leases are classified for regulatory reporting purposes based upon the type of collateral securing the loans or leases.

         In 1999, we sold $450 million of multi-family COFI-based loans, $105 million of single-family COFI-based loans, $80 million in Bankers Mutual multi-family production, and $43 million of home equity loans. We also securitized and sold $247 million of our auto loans during the fourth quarter of 1999 and recorded a $5.2 million net gain on the sale. There were no loan sales in 1998. During the first quarter of 1997, we securitized and sold $253 million of our auto loans and recorded a gain of $925,000 on the sale.

         We serviced participating interests in single-family, multi-family, franchise, and auto loans and leases that we securitized and/or sold of $6.0 billion at December 31, 1999 and $475.1 million at December 31, 1998. At December 31, 1999, we had outstanding recourse and subordination contingencies relating to $2.2 billion of loans and leases securitized and/or sold, including $2.1 billion in multi-family loans sold by Bankers Mutual under Fannie Mae’s Delegated Underwriting and Servicing program which we have contractually limited our aggregate loan loss exposure to $15.0 million. At December 31, 1998, we had outstanding recourse and subordination contingencies relating to $54.1 million of loans and leases securitized and/or sold.

         The aggregate amount of servicing assets arising from loans and leases securitized and/or sold totaled $62.1 million at December 31, 1999 and $902,000 at December 31, 1998. The fair value of servicing assets acquired in connection with our November 1, 1999 acquisition of FMAC totaled $61.4 million, representing $34.4 million related to multi-family loans and $27.0 million related to franchise loans. Significant assumptions utilized in the December 31, 1999 valuation of servicing assets included a weighted-average discount rate of 12.0% and annual prepayment speeds ranging from 1.5% to 10.0% for multi-family loans and 0.5% to 5.5% for franchise loans and leases, depending upon the various related lockout and prepayment penalty periods.

         We have agreed to modifications of certain multi-family and nonresidential mortgage loans. The modifications have taken the form of interest rate concessions and/or payment concessions. Such loan modifications are considered troubled debt restructurings (see Note 1) and are entered into with the objective of maximizing our long-term recovery of the investment in the loan when a borrower is experiencing financial difficulties. We have no commitments to lend additional funds to borrowers whose loans were so modified. In the aggregate, our investment in troubled debt restructurings (excluding troubled debt restructurings classified as nonaccrual loans of $60,000) was $1.0 million at December 31, 1999, $777,000 at December 31, 1998 and $731,000 at December 31, 1997. Interest income with respect to these loans, under their original terms, as well as actual interest recognized, was not significant in 1999, 1998 or 1997.

         Nonaccrual loans and leases totaled $22.9 million at December 31, 1999, $14.7 million at December 31, 1998 and $11.0 million at December 31, 1997. Interest on nonaccrual loans and leases that was not recorded in income was $736,000 for the year ended December 31, 1999, $492,000 for 1998 and $209,000 for 1997. Actual interest that we recognized on these nonaccrual loans and leases was not significant in 1999, 1998 or 1997. At December 31, 1999, we had no commitments to lend additional funds to these borrowers.

         The average investment in loans and leases for which impairment was determined in accordance with Statement No. 114 was $15.5 million for the year ended December 31, 1999, $15.2 million for 1998 and $13.9 million for 1997. Impaired loans and leases consist of nonperforming loans and leases (see Note 1) and troubled debt restructurings, as illustrated in the following table as of the dates indicated:

	At December 31,
	1999	1998	1997
	(Dollars in thousands)
Nonperforming loans and leases	$22,918	$14,700	$10,991
Troubled debt restructurings	1,009	777	731

Total	$23,927	$15,477	$11,722

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

         The following table illustrates our allowance for losses on loans and leases, as well as the changes thereto, as of and for the periods indicated:

	At and For the Year Ended December 31,
	1999	1998	1997
	(Dollars in thousands)
Balance at beginning of year	$ 45,405	$ 38,458	$29,013
Reserves related to entity and asset acquisitions	8,256	11,374	14,162
Transfers of loans to held-for-sale	(2,656)	—	—
Charge-offs:
Mortgage and other	(827)	(2,480)	(2,699)
Home equity	(19,568)	(7,152)	—
Auto	(7,674)	(8,604)	(4,057)
Commercial	(3,176)	(828)	(1,685)

	(31,245)	(19,064)	(8,441)
Recoveries:
Mortgage and other	607	2,290	706
Home equity	1,530	456	—
Auto	1,722	2,599	955
Commercial	231	178	111

	4,090	5,523	1,772

Net charge-offs	(27,155)	(13,541)	(6,669)
Provision for losses on loans and leases	28,311	9,114	1,952

Balance at end of year	$ 52,161	$ 45,405	$38,458

Allowance for losses on loans and leases (including unallocated):
Mortgage and other	$ 11,158	$ 12,082	$ 5,710
Home equity	21,559	20,165	23,316
Franchise	7,563	—	—
Auto	6,758	8,984	3,240
Commercial	5,123	4,174	6,192

Total	$ 52,161	$ 45,405	$38,458

         An allowance for losses on loans and leases was provided for all impaired loans and leases at December 31, 1999, 1998 and 1997. The portion of the total allowance for loan and lease losses that was attributable to impaired loans was $3.3 million at December 31, 1999, $4.7 million at December 31, 1998 and $1.7 million at December 31, 1997.

         At December 31, 1999 and 1998, mortgage loans aggregating $852.4 million and $1.92 billion, respectively, were pledged as collateral for advances from the Federal Home Loan Bank of San Francisco. Also, $436.3 million of franchise loans were pledged as collateral for our warehouse line at December 31, 1999.
BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

Note 6.     Premises and Equipment

         The following table illustrates our premises and equipment as of the dates indicated:

	At December 31,
	1999	1998
	(Dollars in thousands)
Land	$ 1,658	$ 1,658
Buildings	2,756	2,515
Capitalized leases	3,979	3,979
Leasehold improvements	17,380	14,562
Furniture and equipment	36,559	29,040
Other	97	1,055

	62,429	52,809
Less:
Accumulated depreciation and amortization	(35,213)	(28,082)

Total	$ 27,216	$ 24,727

         Depreciation and amortization expense related to premises and equipment totaled $7.9 million for the year ended December 31, 1999, $6.8 million for 1998 and $3.0 million for 1997.

Note 7.     Intangible Assets

         The following table illustrates our intangible assets as of the dates indicated:

	At December 31,
	1999	1998
	(Dollars in thousands)

Core deposit intangibles	$ 13,849	$ 12,859
Goodwill	339,516	134,161

	353,365	147,020
Less:

Accumulated amortization	(24,360)	(12,932)

Total	$329,005	$134,088

         Amortization expense for core deposit intangibles was $3.4 million for the year ended December 31, 1999, $3.7 million for 1998 and $2.1 million for 1997.

         Amortization expense for goodwill was $10.3 million for the year ended December 31, 1999, $7.7 million for 1998 and $2.0 million for 1997.
BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

Note 8.     Deposits

         The following table illustrates our deposits as of the dates indicated:

	At December 31, 1999
	Amount	% of Total	Weighted- Average Rate
	(Dollars in thousands)
Savings accounts	$ 145,565	3.9%	2.01%
Checking accounts	460,357	12.4	0.99
Money market accounts	1,097,201	29.4	4.17

Total transaction accounts	1,703,123	45.7	3.26
Retail certificates of deposit	1,637,127	43.9	4.92
Brokered certificates of deposit	389,530	10.4	6.18

Total	$3,729,780	100.0%	4.30%

	At December 31, 1998
	Amount	% of Total	Weighted- Average Rate
	(Dollars in thousands)
Savings accounts	$ 150,808	4.6%	2.02%
Checking accounts	373,619	11.4	0.94
Money market accounts	1,102,848	33.8	3.91

Total transaction accounts	1,627,275	49.8	3.15
Retail certificates of deposit	1,642,362	50.2	5.20

Total	$3,269,637	100.0%	4.20%

         Noninterest-bearing deposits were $52.3 million at December 31, 1999 and $66.4 million at December 31, 1998. The aggregate amount of retail certificates of deposit individually exceeding $100,000 totaled $424.0 million at December 31, 1999 and $391.3 million at December 31, 1998. Retail certificates of deposit outstanding at December 31, 1999 were scheduled to mature as follows:

At December 31, 1999
(Dollars in thousands)
2000	$1,427,493
2001	160,074
2002	42,829
2003	4,179
2004	1,593
Thereafter	959

Total	$1,637,127

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

         The following table illustrates interest expense on deposits, by deposit type, for the periods indicated:

	For the Year Ended December 31,
	1999	1998	1997
	(Dollars in thousands)
Savings accounts	$ 2,444	$ 2,411	$ 3,667
Checking and money market accounts	53,443	67,397	9,050
Certificates of deposit	86,540	79,848	60,470
Thrift certificates	—	—	3,297

Total	$142,427	$149,656	$76,484

Note 9.     Advances From the Federal Home Loan Bank of San Francisco

         The following table illustrates outstanding advances from the Federal Home Loan Bank of San Francisco, sometimes referred to as the FHLB, by maturity and rate, as of the dates indicated:

	At December 31,
	Principal Amounts		Weighted- Average Rate
	1999	1998	1999	1998
	(Dollars in thousands)

1999	$ —	$ 729,100	—%	5.07%
2000	722,500	279,400	5.51	4.93
2001	190,400	190,400	5.75	5.75
2002	24,400	24,400	4.83	4.83
2003	300,000	300,000	5.02	5.02
2004	—	—	—	—
Thereafter	130,000	130,000	5.40	5.40

Total	$1,367,300	$1,653,300	5.41%	5.16%

         Our advances from the FHLB at December 31, 1999 included $20 million of variable-rate advances. These advances mature in the year 2001 and reset semi-annually based on the 6-month London Interbank Offered Rate, sometimes referred to as LIBOR. These advances were collateralized by mortgage loans and mortgage-backed securities totaling $1.4 billion at December 31, 1999 and $2.5 billion at December 31, 1998.

         Bay View Bank is a member of the Federal Home Loan Bank System. As a member, Bay View Bank is required to purchase stock in the FHLB at an amount equal to the greater of 1% of its residential mortgage loans or 5% of outstanding FHLB advances. The stock is purchased at par value ($100 per share) and shares of stock held in excess of the minimum requirement may be sold back to the FHLB at par value. Bay View Bank records its investment in FHLB stock at cost (par value). At December 31, 1999, Bay View Bank’s investment in FHLB stock was $77.8 million and its minimum required investment was $68.4 million. The stock is pledged as collateral for advances from the FHLB. The FHLB generally declares quarterly stock dividends. The amount of these dividends recorded in income was $4.5 million for the year ended December 31, 1999, $4.9 million for 1998 and $3.4 million for 1997.
BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

Note 10.    Short-term Borrowings

         The following table illustrates our short-term borrowings as of the dates indicated:

	At December 31,
	1999	1998
	(Dollars in thousands)
Securities sold under agreements to repurchase	$ 17,883	$25,302
Warehouse lines	397,538	—

Total	$415,421	$25,302

         Securities sold under agreements to repurchase, sometimes called reverse repurchase agreements, are effectively borrowings secured by our portfolio of mortgage-backed securities. The securities sold under the terms of these agreements are in safekeeping with the registered primary securities dealers who arrange the transactions. The weighted-average interest rate on reverse repurchase agreements outstanding was 6.29% at December 31, 1999 and 5.37% at December 31, 1998. All of our borrowings under reverse repurchase agreements have maturities of one year or less and were collateralized by mortgage-backed securities with a par value of $20.4 million at December 31, 1999 and $26.7 million at December 31, 1998. The contractually required market values of the collateral pledged against these borrowings may range up to 106% of the borrowings at the time of sale. The market value of the mortgage-backed securities collateralizing these borrowings was $20.2 million at December 31, 1999 and $27.3 million at December 31, 1998.

         Warehouse lines are short-term lines of credit which we utilize to fund loan and lease originations. All of our borrowings under warehouse lines have maturities of one year or less and were collateralized by franchise loans with a par value of $437.3 million at December 31, 1999. The contractually required value of the collateral pledged against these borrowings may range up to 133% of the borrowings. The advance rate ranges from 75% to 95% of the lower of book value or market value of the underlying collateral. We pay interest monthly on the average outstanding principal balance at a spread over one-month LIBOR ranging from 85 to 160 basis points depending upon the advance rate. The maximum amount of time that a loan may remain on the warehouse line is six months. We recorded $371,000 in commitment fee expense associated with the warehouse lines for the year ended December 31, 1999.

         There were no warehouse lines committed or outstanding at December 31, 1998. The following table illustrates our warehouse lines at December 31, 1999:

			At December 31, 1999
Lender	Expiration Date	Index	Interest Rate(3)	Committed Amount	Principal Outstanding
				(Dollars in thousands)
Morgan Stanley Asset Funding, Inc.(1)	July 15, 2000	One-month LIBOR plus 160 basis points(3)	7.42%	$500,000	$397,538
Residential Funding Corporation(2)	March 31, 2000	One-month LIBOR plus 100 basis points	6.82%	100,000	—

Totals				$600,000	$397,538

(1)	The Morgan Stanley Asset Funding, Inc. line of credit is used to fund franchise loans and leases.

(2)	The Residential Funding Corporation line of credit is used to fund multi-family loans originated by Bankers Mutual pending sale into the secondary market.

(3)	The spread over one-month LIBOR ranges from 85 basis points to 160 basis points.
BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

Note 11.    Notes and Debentures

         On August 18, 1999, Bay View Bank issued $50 million in Subordinated Notes registered under the Securities Act of 1933, as amended. The Subordinated Notes are unsecured obligations of Bay View Bank and are subordinated in right of payment to all existing and future senior indebtedness, as defined, of Bay View Bank. The Subordinated Notes mature on August 31, 2009, with a call provision at our option any time after August 31, 2002 at par. The issuance has a stated coupon of 10.00%. The all-in cost of the Subordinated Notes was 10.57%. A portion of the proceeds was dividended to Bay View Capital Corporation and used to partially finance the acquisition of FMAC. Interest expense on the Subordinated Notes was $1.9 million for the year ended December 31, 1999. These Subordinated Notes qualify as Tier 2 capital for Bay View Bank regulatory capital purposes.

         On August 28, 1997, Bay View Capital Corporation issued $100 million in Subordinated Notes registered under the Securities Act of 1933, as amended. The Subordinated Notes are unsecured obligations of Bay View Capital Corporation and are subordinated in right of payment to all existing and future senior indebtedness, as defined, of Bay View Capital Corporation. The Subordinated Notes mature on August 15, 2007, with a call provision effective on or after August 15, 2002 or, at any time upon a change of control or the occurrence of certain other events, at our option, at various premiums through August 15, 2005 and at par thereafter. The issuance has a stated coupon of 9.125% and was issued at a discount to yield 9.225%. The all-in cost of the Subordinated Notes was 9.62%. A portion of the proceeds was used to partially finance the acquisition of AFEH. Interest expense on the Subordinated Notes was $9.6 million for each of the years ended December 31, 1999 and 1998 and $3.2 million for 1997. These Subordinated Notes qualify as Tier 2 capital for Bay View Capital Corporation regulatory capital purposes.

         On May 28, 1996, Bay View Capital Corporation issued $50 million in Senior Debentures with a stated coupon of 8.42% which were not registered under the Securities Act of 1933, in a private placement under Section 4(2) of the Securities Act. A portion of the proceeds was used to partially finance the acquisition of Bay View Credit. The Senior Debentures, which had an all-in cost of 8.91%, matured on June 1, 1999. In conjunction with the acquisition of AFEH, we negotiated covenant modifications with the Senior Debenture holders during 1997 to allow the repurchase of additional shares of common stock in exchange for a payment to the Senior Debenture holders of approximately $1.1 million. Interest expense on the Senior Debentures was $1.9 million for the year ended December 31, 1999 and $4.5 million for each of the years ended December 31, 1998 and 1997.

Note 12.     Capital Securities

         On December 21, 1998, we issued $90 million in Capital Securities through Bay View Capital I, sometimes referred to as the Trust. The Capital Securities pay quarterly cumulative cash distributions at an annual rate of 9.76% of the liquidation value of $25 per share. The Capital Securities represent undivided beneficial interests in the Trust, which we established for the purpose of issuing the Capital Securities. We own all of the issued and outstanding common securities of the Trust. Proceeds from the offering and from the issuance of common securities were invested by the Trust in our 9.76% Junior Subordinated Deferrable Interest Debentures, sometimes referred to as the Junior Debentures, due December 31, 2028 with an aggregate principal amount of $92.8 million. The primary asset of the Trust is the Junior Debentures. The obligations of the Trust with respect to the Capital Securities are fully and unconditionally guaranteed by us to the extent provided in the Guarantee Agreement with respect to the Capital Securities. We used a portion of the proceeds to repay our $50 million Senior Debentures upon their maturity on June 1, 1999 and the balance for general corporate purposes. The all-in cost of the Capital Securities was 9.95%. The Capital Securities have the added benefit of qualifying as Tier 1 capital for regulatory capital purposes. Dividend expense on the Capital Securities was $8.9 million for the year ended December 31, 1999 and $244,000 for the year ended December 31, 1998.
BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

Note 13.    Income Taxes

         The following table illustrates our consolidated income tax expense for the periods indicated:

	For the Year Ended December 31, 1999
	Federal	State	Total
	(Dollars in thousands)
Current provision	$ 815	$2,315	$ 3,130
Deferred provision	19,669	2,254	21,923

Total income tax expense	$20,484	$4,569	$25,053

	For the Year Ended December 31, 1998
Current provision	$ 1,393	$ 812	$ 2,205
Deferred provision	15,064	3,946	19,010

Total income tax expense	$16,457	$4,758	$21,215

	For the Year Ended December 31, 1997
Current provision	$ 4,940	$1,294	$ 6,234
Deferred provision	2,277	734	3,011

Total income tax expense	$ 7,217	$2,028	$ 9,245

         The following table illustrates the reconciliation between the federal statutory income tax rate and the effective income tax rate for the periods indicated:

	For the Year Ended December 31,
	1999	1998	1997
Federal statutory income tax rate	35.0%	35.0%	35.0%
Amortization of goodwill	6.2	6.1	3.0
State income tax rate, net of federal tax benefit	5.5	7.0	5.7
Other, net	(0.3)	0.2	(4.0)

Effective income tax rate	46.4%	48.3%	39.7%

         Our stockholders’ equity included a tax benefit associated with the exercise of stock options of $92,000 for the year ended December 31, 1999, $1.2 million for 1998 and $1.4 million for 1997.
BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

         The following table illustrates the components of net deferred tax assets as of the dates indicated:

	At December 31,
	1999	1998
	(Dollars in thousands)
Deferred tax assets:

Net operating loss carryforwards	$ 61,146	$ 72,290
Provision for losses on loans and leases	36,865	20,328
State income taxes	4,437	810
Alternative minimum tax credit carryforwards	3,053	2,238
Other accrued expenses not deducted for tax purposes	1,940	3,788
Intangible assets	1,231	538
Capitalized leases	555	883
Unrealized loss on securities available-for-sale	206	136
Real estate partnership investments	—	96
Mark-to-market adjustment	—	419
Other	395	134

Gross deferred tax assets	109,828	101,660
Valuation allowance	—	(3,765)

Net deferred tax assets	109,828	97,895
Deferred tax liabilities:
Tax depreciation in excess of book depreciation	(26,094)	(8,758)
Securitizations	(20,353)	—
Mark-to-market adjustment	(11,851)	—
Federal Home Loan Bank of San Francisco stock dividends	(9,183)	(11,067)
Excess over base year reserves	(5,643)	(7,828)
Loan fees	(3,830)	(5,581)
Real estate partnership investments	(1,729)	—
Loan premiums	(696)	(1,790)
Other	—	(36)

Gross deferred tax liabilities	(79,379)	(35,060)

Net deferred tax asset	$ 30,449	$ 62,835

         In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” a deferred tax liability has not been recognized for our bad debt reserves that arose in the tax years which began prior to January 1, 1988. At December 31, 1999 and 1998, the amount of these reserves was approximately $19.8 million. The amount of unrecognized deferred tax liability for these reserves at December 31, 1999 and 1998 was approximately $10.3 million. The deferred tax liability could potentially be recognized in the future if there is a change in federal tax law, certain distributions are made with respect to the stock of Bay View Bank, the bad debt reserves are used for any purpose other than absorbing bad debt losses, or Bay View Bank ceases to be a bank as defined in the Internal Revenue Code.

         During 1996, we reached a final agreement with the Internal Revenue Service to resolve certain disputed issues related to the taxable years 1987 through 1989. The principal disputed issues related to various savings and loan industry tax issues for which we had previously provided deferred taxes. During 1997, we realized the benefit resulting from the finalization of these tax audits as well the benefit of enterprise zone interest exclusions for previous years.
BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

         The acquisition of AFEH during 1998 increased net deferred tax assets by $77.6 million. The acquisition of FMAC during 1999 decreased net deferred tax assets by $11.6 million.

         At December 31, 1999, the federal and state net operating loss carryforwards were $172.4 million and $13.1 million, respectively. They will expire in various years from 2001 through 2018.

         A valuation allowance on deferred tax assets is recorded if it is more likely than not that some portion or all of the deferred tax assets will not be realized through recovery of taxes previously paid and/or future taxable income. The allowance is subject to ongoing adjustments based on changes in circumstances that affect our assessment of the realizability of the deferred tax assets. We have reviewed our deferred tax assets as of December 31, 1999 and 1998. Based upon this review, a valuation allowance was established to reduce the deferred tax assets to that amount which is more likely than not to be realized. This valuation allowance totaled $0 at December 31, 1999 and $3.8 million at December 31, 1998.

         Amounts for the current year are based upon estimates and assumptions as of the date of this report and could vary significantly from amounts shown on our tax returns as filed. Accordingly, the variances from the amounts previously reported for 1998 are primarily a result of adjustments to conform to our tax returns as filed.

Note 14.    Stockholders’ Equity and Regulatory Capital Requirements

         Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Bay View Capital Corporation and Bay View Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated in accordance with GAAP and regulatory capital guidelines. Our capital amounts and classifications are also subject to qualitative judgments by the regulators about interest rate risk components, asset and off-balance sheet risk weightings and other factors. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material impact on our financial condition and results of operations.

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

         The Office of the Comptroller of the Currency regulations provide definitions of regulatory capital ratios (e.g., tier 1 leverage, tier 1 risk-based and total risk-based) and the methods of calculating each type of capital. The minimum tier 1 leverage capital requirement is 4.0% of adjusted quarterly average assets, as defined. The minimum tier 1 risk-based capital requirement is 4.0% of risk-weighted assets, including certain off-balance sheet items. The minimum total risk-based capital requirement (Tier 1 and Tier 2 capital) is 8.0% of risk-weighted assets, including certain off-balance sheet items.

         In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991, sometimes referred to as FDICIA, requires each federal banking agency to implement prompt corrective actions for undercapitalized institutions that it regulates. In response to this requirement, the Office of the Comptroller of the Currency adopted final rules based on FDICIA’s five capital tiers: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The regulations provide that a bank is well-capitalized if its total risk-based capital ratio is 10% or greater, its tier 1 risk-based capital ratio is 6% or greater, its tier 1 leverage ratio is 5% or greater, and the institution is not subject to a capital directive. As used herein, total risk-based capital ratio means the ratio of total risk-based capital to risk-weighted assets, including off-balance sheet items, tier 1 risk-based capital ratio means the ratio of core capital to risk-weighted assets, including off-balance sheet items, and tier 1 ratio means the ratio of core capital to adjusted total assets, in each case as calculated in accordance with current agency capital regulations.

         Bay View Bank’s regulatory capital levels at December 31, 1999 exceeded both the minimum requirements as well as the requirements necessary to be considered well-capitalized as illustrated in the following table. As of December 31, 1999, the most recent notification from the Office of the Comptroller of the Currency categorized Bay View Bank as well-capitalized. There are no conditions or events since that notification that management believes have changed Bay View Bank’s well-capitalized categorization.

	At December 31, 1999
	Actual		Minimum Requirement		Well-Capitalized Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage	$406,001	6.87%	$236,337	4.00%	$295,421	5.00%
Tier 1 risk-based	$406,001	8.41%	$193,024	4.00%	$289,536	6.00%
Total risk-based	$507,516	10.52%	$386,048	8.00%	$482,560	10.00%

         Bay View Capital Corporation’s regulatory capital levels at December 31, 1999 exceeded both the Federal Reserve Board’s minimum requirements as well as the requirements necessary to be considered well-capitalized as illustrated in the following table:

	At December 31, 1999
	Actual		Minimum Requirement		Well-Capitalized Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage	$386,110	6.51%	$237,247	4.00%	—	—
Tier 1 risk-based	$386,110	7.17%	$215,475	4.00%	$323,212	6.00%
Total risk-based	$587,773	10.91%	$430,950	8.00%	$538,687	10.00%

         The following table reconciles stockholders’ equity under GAAP with regulatory capital for Bay View Bank and Bay View Capital Corporation at December 31, 1999:

	At December 31, 1999
	Bay View Bank		Bay View Capital Corporation
	Tier 1	Total Risk-based	Tier 1	Total Risk-based
	(Dollars in thousands)
Stockholders’ equity (GAAP)	$ 740,628	$ 740,628	$ 631,194	$ 631,194
Increase (decrease):
Goodwill and identifiable intangible assets	(320,044)	(320,044)	(321,141)	(321,141)
Non-qualifying core deposit intangibles	(7,731)	(7,731)	(7,731)	(7,731)
Disallowed servicing assets	(6,852)	(6,852)	(6,212)	(6,212)
Capital Securities	—	—	90,000	90,000
Qualifying allowance for losses on loans and leases	—	51,515	—	52,161
Subordinated debt	—	50,000	—	149,502

Regulatory capital	$ 406,001	$ 507,516	$ 386,110	$ 587,773

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

         During 1998 and until its conversion to a national bank charter on March 1, 1999, Bay View Bank was subject to capital adequacy guidelines issued by the Office of Thrift Supervision. These regulations provided definitions of regulatory capital (e.g., tangible capital, core capital and risk-based capital and the methods of calculating each type of capital). The tangible capital requirement was 1.5% of tangible assets. The core capital requirement was 4.0% of adjusted total assets, as defined. The risk-based capital requirement was 8.0% of risk-weighted assets, including off-balance sheet items. Bay View Bank’s fully phased-in regulatory capital ratios exceeded these minimum requirements at December 31, 1998. The following table illustrates Bay View Bank ’s minimum regulatory capital ratios as they were originally computed and reported to the Office of Thrift Supervision at December 31, 1998:

	At December 31, 1998
	Actual		Minimum Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Tangible	$344,509	6.36%	$ 81,241	1.50%	$263,268	4.86%
Core (Leverage)	$345,211	6.37%	$216,454	4.00%	$128,757	2.37%
Risk-based	$389,250	10.42%	$298,798	8.00%	$ 90,452	2.42%

         In addition, Bay View Bank’s regulatory capital ratios were in excess of regulatory guidelines for a well-capitalized savings institution as of December 31, 1998. The following table illustrates Bay View Bank’s “well-capitalized” regulatory capital ratios as they were originally computed and reported to the Office of Thrift Supervision at December 31, 1998:

	At December 31, 1998
	Actual		Well-Capitalized Requirement		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Tier 1 leverage	$345,211	6.37%	$270,768	5.00%	$ 74,443	1.37%
Tier 1 risk-based	$345,211	9.24%	$224,098	6.00%	$121,113	3.24%
Total risk-based	$389,250	10.42%	$373,497	10.00%	$ 15,753	0.42%

         The Office of the Comptroller of the Currency has adopted rules incorporating an interest rate risk component of the capital adequacy guidelines for institutions with a greater than “normal” level of interest rate risk exposure, as defined. As of December 31, 1999, Bay View Bank was not subject to an interest rate risk component for capital measurement purposes.

         Bay View Capital Corporation is a legal entity separate and distinct from Bay View Bank. Our principal source of funds on an unconsolidated basis is dividends from our wholly owned subsidiaries, including Bay View Bank. Dividends declared by Bay View Bank to Bay View Capital Corporation were $89.6 million in 1999, $87.0 million in 1998 and $13.0 million in 1997. There are various statutory and regulatory restrictions on the extent to which Bay View Bank may pay dividends to, make investments in or loans to, or otherwise supply funds to Bay View Capital Corporation. As a national bank, Bay View Bank may pay dividends in any one calendar year equal to its net earnings in that calendar year plus net earnings for the previous two calendar years, less any dividends paid during this three-year period.

         As a national bank, effective March 1, 1999, Bay View Bank is required to hold stock in the Federal Reserve Bank totaling 3.0% of the sum of its common stock and additional paid-in-capital. Bay View Bank records its investment in Federal Reserve Bank stock at cost (par value). Bay View Bank held $13.5 million in Federal Reserve Bank stock at December 31, 1999.
BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

Note 15.    Stock Repurchase Program

         In August 1998, our Board of Directors authorized the repurchase of up to $50 million in shares of our common stock. During 1998, we repurchased $24.1 million in shares, representing 1,196,500 shares of our common stock at an average price of $20.11 per share. During 1999 we repurchased an additional $8.3 million in shares, representing 460,000 shares of our common stock at an average price of $18.22 per share. In November 1999, our treasury shares were reissued in conjunction with the acquisition of FMAC. At December 31, 1999, we had approximately $17.6 million in remaining authorization available for future share repurchases.

         In January 1997, our Board of Directors authorized the repurchase of $25 million in shares of our common stock and in May 1997, an additional $25 million was authorized. During 1997, we repurchased $39.8 million in shares, representing 1,399,000 shares of our common stock at an average price of $28.48 per share. In December 1997, our Board of Directors rescinded the remaining share repurchase authorization. In January 1998, our treasury shares were reissued in conjunction with the acquisition of AFEH.

Note 16.    Stock Options

         As of December 31, 1999, we had six stock option plans: the “Amended and Restated 1986 Stock Option and Incentive Plan,” the “Amended and Restated 1995 Stock Option and Incentive Plan, ” the “Amended and Restated 1989 Non-Employee Director Stock Option and Incentive Plan,” the “1998-2000 Performance Stock Plan,” the “1998 Non-Employee Director Stock Option and Incentive Plan,” and the “1999 FMAC Stock Option, Deferred Stock and Restricted Stock Plan” which authorize the issuance of up to 1,759,430, 2,500,000, 550,000, 400,000, 200,000, and 270,576 shares of common stock, respectively. The plans provide for the grant of a variety of long-term incentive awards to directors, officers and employees as a means of enhancing the recruitment and retention of those individuals on whom our continued success most depends. The exercise price for the purchase of shares subject to a stock option at the date of grant generally may not be less than 100% of the market value of the shares covered by the option on that date and the options generally vest over periods ranging from 6 months to 3 years.

         The following table illustrates the stock options available for grant as of December 31, 1999:

	1986 Stock Option and Incentive Plan	1995 Stock Option and Incentive Plan	1989 Non- Employee Director Stock Option and Incentive Plan	1998-2000 Performance Stock Plan	1998 Non- Employee Director Stock Option and Incentive Plan	1999 FMAC Stock Option, Deferred Stock and Restricted Stock Plan	Total
Shares reserved for issuance	1,759,430	2,500,000	550,000	400,000	200,000	270,576	5,680,006
Granted	(2,048,816)	(2,747,250)	(570,000)	(93,000)	(42,000)	(270,576)	(5,771,642)
Forfeited	298,574	601,849	20,000	2,000	—	—	922,423
Expired	(9,188)	—	—	—	—	—	(9,188)

Total available for grant	—	354,599	—	309,000	158,000	—	821,599

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

         At December 31, 1999, we had outstanding options under the plans with expiration dates ranging from the year 2000 through 2009, as illustrated in the following table:

	Number of Option Shares	Exercise Price Range	Weighted-Average Exercise Price
Outstanding at December 31, 1996	1,154,890	$ 7.28–18.87	$12.67
Granted	901,000	6.97 –34.41	28.71
Exercised	(118,990)	6.97 –17.50	10.15
Forfeited	(178,500)	6.97 –28.44	26.13

Outstanding at December 31, 1997	1,758,400	7.88 –34.41	19.70
Granted	629,000	17.94–35.20	25.17
Exercised	(160,101)	7.88 –28.44	12.17
Forfeited	(81,599)	8.69 –35.20	28.11

Outstanding at December 31, 1998	2,145,700	7.88 –35.20	21.55
Granted	1,254,826	13.81 –19.53	15.26
Exercised	(40,500)	14.72 –20.50	17.81
Forfeited	(452,250)	8.75 –35.20	30.33

Outstanding at December 31, 1999	2,907,776	$ 7.88–34.41	$17.49

Exercisable at December 31, 1999	1,641,736	$ 7.88–34.41	$16.97

         The following table illustrates information about stock options outstanding at December 31, 1999:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Life (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 7.88–13.31	738,712	5.01	$11.84	738,712	$11.84
$13.47 –15.63	854,250	8.93	$14.26	210,000	$15.32
$16.56 –23.63	729,114	8.01	$18.30	351,014	$18.16
$24.13 –34.41	585,700	7.71	$28.32	342,010	$27.84

$ 7.88–34.41	2,907,776	7.46	$17.49	1,641,736	$16.97

         On October 14, 1999, our stockholders voted to amend the Amended and Restated 1995 Stock Option and Incentive Plan to increase the number of shares reserved for issuance by 500,000. During 1999, we repurchased 216,500 out-of-the-money stock options granted under the Amended and Restated 1995 Stock Option and Incentive Plan. These options, which had exercise prices ranging from $34.13 to $35.20, were repurchased for $598,000, which was included in compensation expense for the year ended December 31, 1999. The amount paid for each option was based on the option’s fair value determined using a Black-Scholes option pricing model. These options are included in the total options available for grant at December 31, 1999.

     Statement of Financial Accounting Standards No. 123 Pro Forma Disclosure

         We adopted Statement No. 123 effective January 1, 1996, but continue to account for employee and director stock-based compensation plans under the intrinsic value method prescribed by APB 25. Statement No. 123 requires that stock-based compensation to parties other than employees and directors be accounted for under the fair value method. Accordingly, no compensation cost has been recognized for our stock option awards to employees and directors in 1999, 1998 and 1997, except as discussed above. The weighted-average fair value of options granted to employees and directors was $6.76, $7.97 and $7.96 per share in 1999, 1998 and 1997, respectively. Had compensation cost related to our stock option awards to employees and directors been determined under the fair value method prescribed under Statement No. 123, our net income and earnings per share would have been the pro forma amounts illustrated in the table below for the periods indicated:

	For the Year Ended December 31,
	1999	1998	1997
	(Dollars in thousands, except per share amounts)

Net income:

Actual	$28,964	$22,719	$14,021
Pro forma	$26,321	$20,557	$12,866
Net income per share:
Actual basic earnings per share	$ 1.37	$ 1.13	$ 1.09
Pro forma basic earnings per share	$ 1.24	$ 1.03	$ 1.00
Actual diluted earnings per share	$ 1.36	$ 1.12	$ 1.06
Pro forma diluted earnings per share	$ 1.23	$ 1.01	$ 0.98

         The fair value of options granted was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
	1999	1998	1997
Dividend yield	2.32%	1.48%	1.25%
Expected volatility of our common stock	33%	32%	31%
Expected risk-free interest rate(1)	6.34%	4.54%	5.67%
Expected life of options in years	5.41	5.37	5.10

(1)	The expected risk-free interest rate was calculated using a term commensurate with the expected life of the options.

Note 17.    Employee Benefit Plans

         We have a 401(k) thrift plan under which an employee with three or more months of service may contribute from 2% to 15% of base salary to the plan. The amount of base salary deferred is not subject to federal or state income taxes at the time of deferral. After one year of service, we will match an employee’s contribution up to 100% of the first 6% of the employee’s base salary, depending on the employee’s length of service. Our contribution was $2.3 million for the year ended December 31, 1999, $2.1 million for 1998 and $1.4 million for 1997.

         Bay View Franchise Mortgage Acceptance Company and Bankers Mutual employees participate in a separate 401(k) plan. Under the plan, an employee may elect to enroll at the beginning of any month after which the employee has been employed for at least six months. Employees may contribute up to 14% of their salaries to the plan. We will match 50% of the employee’s contribution up to 4% of the employee’s compensation.

         Effective December 31, 1995, we modified our non-qualified defined benefit retirement plan for non-employee members of our Board of Directors and terminated our non-qualified supplemental retirement plan for executive officers. As of December 31, 1999, we had a $1.1 million liability to certain non-employee members of our Board of Directors payable in 66,114 shares of our common stock in satisfaction of the non-qualified defined benefit retirement plan liability. Such shares were repurchased in the market and are held in treasury and restricted as to re-issuance until paid out. The liability is included in additional paid-in capital. As of December 31, 1999, we had a $2.0 million liability to certain current and retired executive officers (relating to the remaining benefits owed pursuant to the terminated non-qualified supplemental retirement plan for executive officers) recorded as other liabilities.

         We have an Employee Stock Ownership Plan, sometimes referred to as the ESOP, covering all regular full-time and part-time employees who have completed one year of service. ESOP plan participants become 100% vested in their allocated balances upon the completion of three years of service. In 1989, we borrowed $6.0 million from a financial institution and in turn lent it to the ESOP to purchase shares of our common stock in the open market. The ESOP held 448,074 shares of our common stock at December 31, 1999 and 439,077 shares at December 31, 1998. All shares of common stock held by the ESOP are treated as outstanding shares in both our basic and diluted earnings per share computations. The interest rate we pay on the ESOP debt is based on 90% of the prime rate. The ESOP incurred interest expense on its debt totaling $181,000 for the year ended December 31, 1999, $290,000 for 1998 and $316,000 for 1997. We recorded ESOP-related interest expense of $131,000 for the year ended December 31, 1999, $176,000 for 1998 and $224,000 for 1997. We recorded ESOP-related compensation expense of $1.1 million for the year ended December 31, 1999, $908,000 for 1998 and $421,000 for 1997. We make periodic contributions to the ESOP primarily to enable the ESOP to pay principal, interest expense and administrative costs not covered by cash dividends received by the ESOP on its unallocated shares of our common stock. We made contributions to the ESOP on a cash basis totaling $1.1 million for 1999, $639,000 for 1998 and $649,000 for 1997.

         We assumed the liability associated with a qualified, noncontributory defined benefit retirement plan in conjunction with our acquisition of AFEH covering substantially all of AFEH’s former employees. AFEH had previously frozen the benefits provided under the plan effective January 1, 1994. Prior to that date, the benefits were based on the average of each eligible employee’s highest five consecutive annual salaries in the ten years preceding age 65, or the employee’s termination date, if earlier. Due to the plan’s frozen status, no additional benefits were accrued in the plan after January 1, 1994. All plan participants became fully vested in their accrued benefits on this date. We may elect to terminate the frozen plan at some point in the future according to our rights under the plan. The plan assets consist primarily of a well-diversified portfolio of equities and fixed-income securities. It is our policy to fund the minimum amount required.

         The following table illustrates the change in the plan’s projected benefit obligation for periods indicated:

	For the Year Ended December 31,
	1999	1998
	(Dollars in thousands)
Projected benefit obligation at beginning of year	$6,158	$7,643
Interest cost	391	459
Actuarial gain	(685)	(297)
Change in assumptions	—	36
Benefits paid	(775)	(1,683)

Projected benefit obligation at end of year	$5,089	$6,158

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

         The following table illustrates the change in the plan assets for the periods indicated:

	For the Year Ended December 31,
	1999	1998
	(Dollars in thousands)
Plan assets at beginning of year	$5,983	$6,949
Actual return on plan assets	521	717
Benefits paid	(775)	(1,683)

Plan assets at end of year	$5,729	$5,983

         The following table illustrates the plan’s funded status and amounts recognized in our consolidated statement of financial condition for the periods indicated:

	For the Year Ended December 31,
	1999	1998
	(Dollars in thousands)
Projected benefit obligation	$ 5,089	$6,158
Fair value of plan assets	5,729	5,983

Plan assets in excess of (less than) projected benefit obligation	640	(175)
Unrecognized gain from past experience different than originally assumed and from effects of changes in assumptions	(1,153)	(485)
Recognition of a portion of unrecognized gain	122	92

Total accrued benefit liability	$ (391)	$ (568)

Weighted average discount rate	7.50%	6.75%

Expected long-term rate of return on assets	8.00%	6.00%

         During 1999, $600,247 in benefit payments were distributed to plan participants. During 1998, $1.5 million in benefit payments were distributed to plan participants. As the benefit payments were in excess of 10% of the plan’s accumulated benefit obligation and in excess of the plan’s interest cost for the year, the payments were considered a settlement of plan liabilities under Statement of Financial Accounting Standards No. 88, “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” The result was an immediate recognition of a corresponding portion of the associated unrecognized gain.

         The following table illustrates components of net periodic pension benefit for the periods indicated:

	For the Year Ended December 31,
	1999	1998
	. (Dollars in thousands)
Interest cost on projected benefit obligation	$391	$458
Assumed return on plan assets	(446)	(492)
Net amortization of unrecognized gain	(122)	(92)

Net periodic pension benefit	$(177)	$(126)

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

Note 18.    Derivative Financial Instruments

         In the normal course of business, we use interest rate derivative financial instruments to hedge mismatches in the rate and maturity of loans, leases and securities and their funding sources and to reduce interest rate risk on anticipated transactions, including loan and lease securitizations and/or sales. During 1999, 1998 and 1997, these derivative financial instruments included interest rate exchange agreements, Treasury futures contracts, forward sales of securities, and treasury rate-lock agreements. Derivative financial instruments involve, to varying degrees, elements of credit risk. Credit risk is defined as the possibility of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract.

     Interest Rate Exchange Agreements

         We were a party to interest rate exchange agreements with a notional principal amount of $256.5 million at December 31, 1999 and $365.5 million at December 31, 1998. The following tables illustrate the maturities and weighted-average interest rates for swaps outstanding as of December 31, 1999 and 1998. The information is based on interest rates at December 31, 1999 and 1998. To the extent that rates change, variable interest rate information will change.

	Maturities of Derivatives Instruments At December 31, 1999
	2000	2001	2002	2003	2004	Thereafter	Total
	(Dollars in thousands)
Pay fixed generic swaps:

Notional amount	$100,000	$54,000	$—	$25,000	$—	$77,500	$256,500
Weighted-average receive rate (3-month LIBOR)	6.15%	6.14%	—	6.14%	—	6.16%	6.15%
Weighted-average pay rate (fixed)	6.10%	7.09%	—	7.27%	—	6.07%	6.41%

	Maturities of Derivatives Instruments At December 31, 1998
	1999	2000	2001	2002	2003	Thereafter	Total
	(Dollars in thousands)
Pay fixed generic swaps:

Notional amount	$34,000	$100,000	$79,000	$—	$50,000	$102,500	$365,500
Weighted-average receive rate (3-month LIBOR)	5.46%	5.40%	5.43%	—	5.41%	5.40%	5.41%
Weighted-average pay rate (fixed)	6.75%	6.10%	6.81%	—	6.94%	6.06%	6.42%

         Our outstanding interest rate swaps at December 31, 1999 and 1998 were collateralized by mortgage-backed securities with a total par value of $9.7 million and $10.7 million, respectively. The effect of interest rate swaps was to increase interest expense by $3.1 million for the year ended December 31, 1999, $2.4 million for 1998 and $2.8 million for 1997.

     Treasury Futures Contracts

         As of December 31, 1999, we had open positions with a notional amount of $32.5 million related to United States Treasury futures contracts used to hedge fixed-rate franchise loans classified as held-for-sale. At December 31, 1999, our unrealized net gain on these futures contracts was $103,000.
BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

     Forward Sales of Mortgage-Backed Securities

         In the past, we have utilized forward sales contracts of mortgage-backed securities to hedge portfolios of mortgage loans because of their historical effectiveness as a hedge. In connection with the market and interest rate volatility experienced during the third quarter of 1998, the correlation between our outstanding forward sale contracts and the underlying portfolio of loans was disrupted, triggering the settlement of the forward sale contracts and resulting in a $940,000 recognized loss for the year ended December 31, 1998. There were no forward sale contracts in effect at December 31, 1998 or December 31, 1999.

      Treasury Rate-Lock Agreements

         During 1997, we entered into $105 million of Treasury rate-lock agreements to hedge the anticipated issuance of $100 million in Subordinated Notes. These agreements guaranteed a stated rate of interest for a stated period of time and we paid the difference between the lock rate and the effective Treasury rate on the settlement date. In conjunction with the settlement of the Treasury rate-lock agreements, approximately $307,000 was deferred and is being recognized as an adjustment to net interest expense over the life of the Subordinated Notes.

Note 19.    Commitments and Contingencies

     Premises

         In 1980, we sold a building which formerly housed our headquarters for $3.45 million, and, concurrent with the sale, leased back the entire building under a twenty-year lease which has been accounted for as a capital lease. We occupy a minor portion of this building and receive sublease rental income from the remaining portion, and are responsible for all operating and maintenance expenses associated with the building. During the years ended December 31, 1999, 1998 and 1997, depreciation expense on the capital lease was $303,000 for each year. Accumulated depreciation on the capital lease was $3.8 million at December 31, 1999 and $3.5 million at December 31, 1998.

         At December 31, 1999, we occupied 113 offices plus our administrative corporate office under operating lease arrangements expiring at various dates through the year 2016. In most instances, these lease arrangements include options to renew or extend the lease at market rates and terms. Bay View Bank owns the property in which four of its branches and offices are located. Rental expense was $10.1 million for the year ended December 31, 1999, $10.6 million for 1998 and $5.6 million for 1997. Sublease rental income totaled $584,000 for the year ended December 31, 1999, $1.4 million for 1998 and $670,000 for 1997.

         Future minimum payments under noncancellable lease obligations, net of approximately $5.1 million in sublease rental income from existing sublease rental arrangements through the year 2008, are summarized as follows:

	At December 31, 1999
	Capital Lease Payments	Operating Lease Payments
	(Dollars in thousands)
2000	$497	$10,615
2001	—	9,664
2002	—	8,925
2003	—	7,889
2004	—	5,279
Thereafter	—	22,320

	497	$64,692

Less amount representing interest	(21)

Net capital lease obligation	$476

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

     Loans

         At December 31, 1999, we had outstanding commitments to originate $9.6 million in mortgage loans, $12.4 million in construction loans, $113.4 million in consumer loans, and $49.3 million in commercial loans and letters of credit. We have outstanding recourse and subordination contingencies at December 31, 1999 relating to $2.2 billion in principal balances of loans securitized and/or sold (see Note 5).

         Bankers Mutual participates in the Fannie Mae Delegated Underwriting and Servicing program. Because of Bankers Mutual’s loss sharing arrangement with Fannie Mae, we are required under federal banking regulations to hold capital against all loans sold under the program as if we owned 100% of these loans. The amount of capital that we were required to hold against these loans was $15.0 million at December 31, 1999.

     Litigation

         We are involved as plaintiff or defendant in various legal actions arising in the normal course of business. In the opinion of management, after consultation with counsel, the resolution of these legal actions will not have a material adverse effect on our consolidated financial condition or results of operations.

Note 20.    Estimated Fair Value of Financial Instruments

         The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments.” Fair value estimates, methods and assumptions, set forth below for our financial instruments, are made solely to comply with the requirements of Statement No. 107 and should be read in conjunction with our consolidated financial statements and related notes.

         We have determined the estimated fair value amounts by using market information and valuation methodologies that we consider appropriate. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For all of these reasons, the aggregation of the fair values presented herein does not represent, and should not be construed to represent, our underlying value.

         The following methods and assumptions have been used to estimate the fair value of each class of financial instrument for which it is practicable to estimate the value.

         Cash and cash equivalents: This category includes cash and deposits due from depository institutions, federal funds sold and commercial paper. The cash equivalents are readily convertible to known amounts of cash or are so near their maturity that they present insignificant risk of changes in value. For these short-term financial instruments, the carrying amount is a reasonable estimate of fair value.

         Securities: The fair values of investment securities and mortgage-backed securities are based on published market prices or quotes obtained from independent registered securities brokers. The fair values of retained interests in loan and lease securitizations are estimated by discounting future cash flows using a discount rate commensurate with the risks involved.

         Loans and leases: The fair value of fixed-rate and variable-rate loans and leases is based on prices for similar loans and leases in the secondary whole loan or securitization markets or, absent this information, estimated by discounting contractual cash flows using discount rates that reflect our current pricing for loans and leases with similar credit ratings and for the same remaining maturities. Prepayment estimates are based on historical experience and published data for similar loans and leases.

         Investments in stock of the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank: The carrying amounts of the investments in stock of the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank are used as a reasonable estimate of fair value.

         Deposits: The fair value of transaction accounts with no stated maturity, such as savings accounts, checking accounts and money market accounts is equal to the amount payable on demand at the reporting date and is assumed to equal the carrying amount. The fair value of certificates of deposit is estimated using the rates currently offered for certificates of deposit with similar remaining maturities. The fair value of deposits does not include the benefit that results from the lower-cost funding provided by our deposits as compared with the cost of borrowing funds in the market.

         Debt and other borrowings: Rates currently available to us for debt and other borrowings with similar terms and remaining maturities are used to estimate the fair value of existing debt, including advances from the Federal Home Loan Bank of San Francisco, Senior Debentures, Subordinated Notes, other borrowings, and Capital Securities. For short-term borrowings, the carrying amount is a reasonable estimate of fair value.

         Off-balance sheet commitments: We have not estimated the fair value of off-balance sheet commitments to extend credit. Because of the uncertainty in attempting to assess the likelihood and timing of a commitment being drawn upon, coupled with the lack of an established market for these financial instruments, we do not believe it is meaningful or practicable to provide an estimate of fair value.

         Interest rate swaps: The unrealized gain (loss) on interest rate swaps is the estimated amount that we would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparties.

         Treasury futures contracts: The unrealized gain (loss) on Treasury futures contracts is the estimated amount that we would receive or pay to terminate the contracts at the reporting date, taking into account current interest rates.

         Limitations: The fair value estimates presented herein are based on pertinent information available to us as of December 31, 1999 and 1998. Although we are not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.
BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

         The following table illustrates the estimated fair values of our financial instruments as of the dates indicated:

	At December 31,
	1999		1998
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$ 343,905	$ 343,905	$ 205,186	$ 205,186
Investment securities	59,060	58,891	5,319	5,319
Mortgage-backed securities	654,713	636,063	635,389	634,988
Loans and leases, net	4,361,493	4,361,926	4,191,269	4,216,005
Investment in stock of the Federal Home Loan Bank of San Francisco	77,835	77,835	90,878	90,878
Investment in stock of the Federal Reserve Bank	13,476	13,476	—	—
Financial liabilities
Transaction accounts	1,703,123	1,703,123	1,627,275	1,627,275
Certificates of deposit	2,026,657	2,065,993	1,642,362	1,643,858
Advances from the Federal Home Loan Bank of San Francisco	1,367,300	1,340,681	1,653,300	1,641,298
Short-term borrowings	415,421	415,421	25,302	25,342
Other borrowings	3,294	3,242	5,077	5,113
Notes and Debentures	149,502	147,275	149,437	154,524
Capital Securities	90,000	90,791	90,000	90,516

Off-Balance Sheet Financial Instruments
	At December 31, 1999		At December 31, 1998
	Carrying Amount	Unrealized Gain/(Loss)	Carrying Amount	Unrealized Gain/(Loss)
(Dollars in thousands)
Interest rate swaps	$1,443	$(1,207)	$(365)	$(10,377)
Treasury futures contracts	$ —	$ 103	$—	$ —
BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

Note 21.    Parent Company Financial Information

         The following table illustrates the parent company’s condensed statements of financial condition at December 31, 1999 and 1998 and the related condensed statements of income and cash flows for the years ended December 31, 1999, 1998 and 1997:

Condensed Statements of Financial Condition

	At December 31,
	1999	1998
	(Dollars in thousands)

ASSETS

Cash on deposit (overdraft) with subsidiary bank	$ 794	$ (192)
Investment securities, at fair value	5,393	—
Loans held-for-investment, net	384,658	10,000
Investment in and advances to subsidiaries	759,505	596,190
Deferred income taxes	23,099	14,418
Other assets	24,428	14,653

Total assets	$1,197,877	$635,069

LIABILITIES AND STOCKHOLDERS’ EQUITY

Short-term borrowings	$ 346,210	$ —
Accounts payable and other liabilities	28,188	15,037
Subordinated Notes and Senior Debentures	99,501	149,437
Junior Subordinated Debentures	92,784	92,784
Stockholders’ equity	631,194	377,811

Total liabilities and stockholders’ equity	$1,197,877	$635,069

Condensed Statements of Income

	For the Year ended December 31,
	1999	1998	1997
	(Dollars in thousands)
Income:

Dividends from subsidiaries	$ 89,563	$ 87,000	$13,000
Interest income	2,887	2,693	2,658

	92,450	89,693	15,658

Expense:
Interest on Notes and Debentures	21,009	14,650	7,746
General and administrative expense	4,932	14,262	9,456
Income tax benefit	(9,441)	(10,713)	(6,120)

	16,500	18,199	11,082

Income before undistributed net income of subsidiaries	75,950	71,494	4,576
Undistributed (distribution in excess of) net income of subsidiaries	(46,986)	(48,775)	9,445

Net income	$ 28,964	$ 22,719	$14,021

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Year ended December 31,
	1999	1998	1997
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 28,964	$ 22,719	$ 14,021
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed (distributions in excess of) net income of subsidiaries	46,986	48,775	(9,445)
Gain on sale of securities	—	(202)	—
Increase in other assets	(11,631)	(11,380)	(14,137)
Increase in other liabilities	7,996	8,929	10,485
Other	3,243	(3,891)	3,758

Net cash provided by operating activities	75,558	64,950	4,682

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of subsidiaries, net of cash and cash equivalents (paid) received	(15,453)	82,129	(9,975)
Purchases of loans receivable	(374,658)	(10,000)	—
Investment in subsidiary	(29,500)	(2,783)	—
Purchase of investment securities	(5,393)	(1,956)	(199)
Proceeds from sale of investment securities	—	2,357	—
Maturity of investment securities	—	—	1,210
Advances from (to) subsidiaries	69,820	(200,211)	(53,667)

Net cash used in investing activities	(355,184)	(130,464)	(62,631)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in short-term borrowings	346,210	—	—
Issuance of Junior Subordinated Debentures	—	92,784	—
Issuance of Subordinated Notes, net of discount	—	—	99,350
Repayment of Senior Debentures	(50,000)	—	—
Repurchase of common stock	(8,381)	(24,063)	(39,855)
Proceeds from issuance of common stock	498	3,269	2,617
Dividends paid to stockholders	(7,715)	(7,207)	(4,419)

Net cash provided by financing activities	280,612	64,783	57,693

Net increase (decrease) in cash	986	(731)	(256)
Cash (overdraft) on deposit with subsidiary bank at beginning of year	(192)	539	795

Cash on deposit (overdraft) with subsidiary bank at end of year	$ 794	$ (192)	$ 539

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

Note 22.    Segment and Related Information

         We have four operating segments that we refer to as business platforms. The platforms were determined primarily based upon the characteristics of the underlying interest-earning assets. Each platform is comprised of interest-earning assets with similar characteristics, including marketing and distribution channels, pricing, credit risk, and interest rate sensitivity. Our platforms are as follows:

         A Banking Platform which is comprised of single-family, multi-family and commercial mortgage loans, mortgage-backed securities, retail and business banking loans, and asset-based commercial participation loans. The Banking Platform also includes the major businesses and assets acquired from FMAC. The Banking Platform’s revenues are derived from customers throughout the United States.

         A Home Equity Platform which is comprised of home equity loans and lines of credit. The Home Equity Platform’s revenues are derived from customers throughout the United States.

         An Auto Platform which is comprised of auto loans and leases. The Auto Platform’s revenues are derived from customers throughout the United States.

         A Commercial Platform which is comprised of asset-based lending (excluding asset-based commercial participation loans), factoring and commercial leasing activities. The Commercial Platform’s revenues are derived from customers throughout the United States.

         The accounting policies of our platforms are the same as those described in the Summary of Significant Accounting Policies (see Note 1). Each of our business platforms contributes to our overall profitability. We evaluate the performance of our segments based upon contribution by platform. Contribution by platform is defined as each platform’s net interest income and noninterest income less each platform’s allocated provision for losses on loans and leases, direct general and administrative expenses, including certain direct expense allocations, and other noninterest expense, including the amortization of intangible assets.

         In computing net interest income by platform, funding costs are allocated to each platform based upon the duration of its interest-earning assets and auto-related operating leased assets and, specifically, by matching these assets with interest-bearing liabilities with similar durations. Accordingly, the Auto Platform’s and the Commercial Platform’s funding costs were determined based upon our average cost of transaction accounts for the appropriate period. The Banking Platform’s and the Home Equity Platform’s funding costs were determined based upon the average cost of our remaining funding sources, including the noninterest expense associated with our Capital Securities.

         All indirect general and administrative expenses not specifically identifiable with, or allocable to, our business platforms are included in indirect corporate overhead. Indirect corporate overhead includes both recurring items, such as our administrative and support functions, and certain non-recurring items, such as expenses associated with corporate-wide process and systems re-engineering projects, acquisition and integration expenses and third-party Year 2000 compliance-related activities.

         Our prior period platform results were revised to reflect an expanded number of business platforms and to reflect the methodology discussed above. Intercompany revenues and expenses are eliminated in the measurement of platform contribution.
BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

         The following tables illustrate each platform’s contribution for the periods indicated. The tables also illustrate the reconciliation of total contribution by platform to our consolidated net income for the periods indicated. Reconciling items generally include indirect corporate overhead and income tax expense.

	For the Year Ended December 31, 1999
	Banking	Home Equity	Auto	Commercial	Total
	(Dollars in thousands)
Net interest income	$ 97,579	$ 33,008	$ 24,944	$ 14,953	$ 170,484
Provision for losses on loans and leases	—	(19,433)	(6,125)	(2,753)	(28,311)
Noninterest income	24,775	142	65,218	1,397	91,532
Direct general and administrative expenses	(68,063)	(4,111)	(14,953)	(8,623)	(95,750)
Leasing expenses	—	—	(40,188)	—	(40,188)
Dividend expense on Capital Securities	(7,518)	(1,417)	—	—	(8,935)
Net income on real estate owned	238	—	—	—	238
Amortization of intangible assets	(10,947)	—	(1,314)	(1,426)	(13,687)

Contribution by platform	$ 36,064	$ 8,189	$ 27,582	$ 3,548	75,383

Indirect corporate overhead					(21,366)
Income tax expense					(25,053)

Net income					$ 28,964

At December 31, 1999:
Interest-earning assets plus operating leased assets	$4,026,891	$678,735	$990,405	$182,240	$5,878,271

Noninterest-earning assets					620,429

Total assets					$6,498,700

	For the Year Ended December 31, 1998
	Banking	Home Equity	Auto	Commercial	Total
	(Dollars in thousands)
Net interest income	$ 93,796	$ 22,003	$ 27,833	$10,969	$ 154,601
Provision for losses on loans and leases	—	(3,545)	(5,569)	—	(9,114)
Noninterest income	16,621	217	13,300	934	31,072
Direct general and administrative expenses	(61,055)	(2,664)	(16,982)	(8,667)	(89,368)
Leasing expenses	—	—	(7,682)	—	(7,682)
Dividend expense on Capital Securities	(210)	(34)	—	—	(244)
Net income on real estate owned	131	—	4	105	240
Amortization of intangible assets	(8,754)	—	(1,166)	(1,452)	(11,372)

Contribution by platform	$ 40,529	$ 15,977	$ 9,738	$ 1,889	68,133

Indirect corporate overhead					(24,199)
Income tax expense					(21,215)

Net income					$ 22,719

At December 31, 1998:
Interest-earning assets plus operating leased assets	$3,816,993	$657,148	$753,581	$94,888	$5,322,610

Noninterest-earning assets					273,622

Total assets					$5,596,232

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

	For the Year Ended December 31, 1997
	Banking	Home Equity	Auto	Commercial	Total
	(Dollars in thousands)
Net interest income	$ 60,369	$ 3,183	$ 15,285	$ 8,499	$ 87,336
Provision for losses on loans and leases	(229)	—	(1,458)	(265)	(1,952)
Noninterest income	7,906	6	4,280	563	12,755
Direct general and administrative expenses	(47,346)	(424)	(8,706)	(6,411)	(62,887)
Net income on real estate owned	1,128	—	—	—	1,128
Amortization of intangible assets	(2,073)	—	(1,038)	(977)	(4,088)

Contribution by platform	$ 19,755	$ 2,765	$ 8,363	$ 1,409	32,292

Indirect corporate overhead					(9,026)
Income tax expense					(9,245)

Net income					$ 14,021

At December 31, 1997:
Interest-earning assets plus operating leased assets	$2,657,754	$128,570	$304,066	$54,120	$3,144,510

Noninterest-earning assets					101,966

Total assets					$3,246,476

Note 23.    Selected Quarterly Results of Operations (Unaudited)

	For the Year Ended December 31, 1999
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Interest income	$100,021	$102,716	$104,898	$114,021
Net interest income	40,783	42,746	42,290	44,665
Provision for losses on loans and leases	5,311	6,800	7,000	9,200
Income before income tax expense	13,429	14,184	16,568	9,836
Net income	7,133	7,536	9,034	5,261
Basic earnings per share	0.37	0.40	0.48	0.19
Diluted earnings per share	0.37	0.40	0.48	0.19

	For the Year Ended December 31, 1998
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)

Interest income	$99,064	$100,348	$104,568	$102,383
Net interest income	36,934	38,344	39,264	40,059
Provision for losses on loans and leases	660	1,700	2,754	4,000
Income before income tax expense	9,976	10,168	9,945	13,845
Net income	5,061	5,234	5,025	7,399
Basic earnings per share	0.25	0.26	0.25	0.38
Diluted earnings per share	0.24	0.25	0.25	0.38

Independent Auditors’ Report

The Board of Directors
Bay View Capital Corporation:

         We have audited the accompanying consolidated statements of financial condition of Bay View Capital Corporation and subsidiaries (“the Company ”) as of December 31, 1999 and 1998, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying consolidated statements of income and comprehensive income, stockholders’ equity and cash flows of Bay View Capital Corporation and subsidiaries for the year ended December 31, 1997 were audited by other auditors whose report thereon dated January 26, 1998, expressed an unqualified opinion on those statements.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bay View Capital Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ KPMG LLP

San Francisco, California
January 18, 2000

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Part III

Item 10.    Directors and Executive Officers of the Registrant

         Information concerning our executive officers is contained under the heading “Executive Officers of the Registrant” at Item 1. “Business.” Information concerning our directors and compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, executive officers and beneficial owners of greater than ten percent of our equity securities is incorporated herein by reference from our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 27, 2000, a copy of which will be filed not later than 120 days after the close of our fiscal year. The compensation report and performance graph included in the Definitive Proxy Statement pursuant to Items 402(k) and 402(l) of Regulation S-K are specifically not incorporated by reference herein.

Item 11.    Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 27, 2000, a copy of which will be filed not later than 120 days after the close of our fiscal year. The compensation report and performance graph included in the Definitive Proxy Statement pursuant to Items 402(k) and 402(l) of Regulation S-K are specifically not incorporated by reference herein.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 27, 2000, a copy of which will be filed not later than 120 days after the close of our fiscal year.

Item 13.    Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions is incorporated herein by reference from our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 27, 2000, a copy of which will be filed not later than 120 days after the close of our fiscal year.

Part IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) and (2):

         Our Financial Statements and Supplementary Data contained in Item 8 are filed as part of this report. All financial statement schedules have been omitted as the required information is not applicable or has been included in our financial statements and related notes.

(a) (3):

         Exhibits are listed in the table below.

Regulation S-K Exhibit Number	Document	Reference to prior filing or exhibit number attached hereto
2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None

3	Articles of Incorporation	3a
	Bylaws	3b

4	Instruments defining the rights of security holders, including indentures:
	Articles of Incorporation	3a
	Bylaws	3b
	Specimen of common stock certificate	4.1
	Stockholder Protections Rights Agreement, dated July 31, 1990 (the “Rights Agreement”)	4a
	First Amendment to the Rights Agreement, dated February 26, 1993	4b
	Second Amendment to the Rights Agreement, dated October 10, 1997	4c
	Third Amendment to the Rights Agreement, dated September 29, 1998	4d
	Fourth Amendment to the Rights Agreement, dated October 22, 1999	4e
	Form of Rights Certificate and of Election to Exercise pursuant to the Rights Agreement	4f

9	Voting trust agreement	None

10	Material contracts:
	Employment Contract with Richard E. Arnold	10a
	Employment Contract with John N. Buckley	10a
	Employment Contract with David A. Heaberlin	10a
	Employment Contract with Scott H. Ray	10a
	Employment Contract with Ronald L. Reed	10a
	Employment Contract with Edward H. Sondker	10a
	Employment Contract with Carolyn Williams-Goldman	10a
	Employment Contract with Matthew L. Carpenter	10.1
	Employment Contract with Wayne L. Knyal	10.2
	Employment Contract with Douglas J. Wallis	10.3
	Supplemental Executive Retirement Plan	10b
	Senior Management Incentive Plan	10c
	Senior Management Long-Term Incentive Plan	10d
	Amended and Restated 1986 Stock Option and Incentive Plan	10e
	Amendment No. One to the Amended and Restated 1986 Stock Option and Incentive Plan	10f
	Amended and Restated 1989 Non-Employee Director Stock Option Plan	10g
	Amended Outside Directors’ Retirement Plan	10h
	Stock in Lieu of Cash Compensation Plan for Non-Employee Directors	10h
	Deferred Compensation Plan	10h
	Amended and Restated 1995 Stock Option and Incentive Plan	10i

Regulation S-K Exhibit Number	Document	Reference to prior filing or exhibit number attached hereto
	Amendment No. One to the Amended and Restated 1995 Stock Option and Incentive Plan	10f
	Amendment No. Two to the Amended and Restated 1995 Stock Option and Incentive Plan	10f
	1998 —2000 Stock Performance Plan	10j
	1998 Non-Employee Director Stock Option and Incentive Plan	10j
	Supplemental Phantom Stock Unit Plan	10.4

11	Statement re computation of per share earnings	11

12	Statements re computation of ratios	12

13	Annual Report to security holders	Not required

16	Letter re change in certifying accountant	Not required

18	Letter re change in accounting principles	None

21	Subsidiaries of the Registrant	21

22	Published report regarding matters submitted to vote of security holders	None

23	Consent of KPMG LLP	23.1
	Consent of Deloitte & Touche LLP	23.2

24	Power of attorney	Not required

27	Financial Data Schedule	27

99	Additional Exhibits—Report of predecessor independent accountants	99

(References to Prior Filings)

3a	Filed as exhibit 4(a) to the Registrant’s Registration Statement on Form S-3 filed June 20, 1997 (File No. 333-29757)

3b	Filed as exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 (File No. 0-14879)

4a	Filed as exhibit 1 to the Registrant’s Registration Statement on Form 8 filed March 9, 1993 (the second amendment to a Form 8-A filed August 6, 1990) (File No. 0-17901)

4b	Filed as exhibit 3 to the Registrant’s Registration Statement on Form 8 filed March 9, 1993 (the second amendment to a Form 8-A filed August 6, 1990) (File No. 0-17901)

4c	Filed as exhibit 4 to the Registrant’s Registration Statement on Form 8-A, as amended on Form 8-A/A-3, filed October 10, 1997 (File No. 0-17901)

4d	Filed as exhibit 5 to the Registrant’s Registration Statement on Form 8-A, as amended on Form 8-A/A- 4, filed September 29, 1998 (File No. 0-17901)

4e	Filed as Exhibit 8 to the Registrant’s Registration Statement on Form 8-A, as amended on Form 8-A/A, filed November 1, 1999 (File No. 0-14879)

4f	Filed as exhibit 2 to the Registrant’s Registration Statement on Form 8 filed March 9, 1993 (the second amendment to a Form 8-A filed August 6, 1990) (File No. 0-17901)

10a	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 (File No. 0-17901)

10b-d	Filed as exhibits 10.6 to 10.8, respectively, to the Registrant ’s Annual Report on Form 10-K filed March 30, 1993 for the year ended December 31, 1992 (File No. 0-17901)

10e	Filed as exhibit 4 to the Registrant’s Registration Statement on Form S-8 filed August 11, 1995 (File No. 33-95724)

10f	Filed as exhibits 10 to 10.2, respectively, to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 (File No. 0-14879)

10g	Filed as exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed July 26, 1991 (File No. 33-41924)

10h	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as amended on Form 10-K/A on June 27, 1997 (File No. 0-17901)

10i	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as amended on Form 10-K/A on June 27, 1997 (File No. 0-17901)

10j	Filed as an appendix to the Registrant’s Definitive Proxy Statement on Schedule 14-A filed April 20, 1998 (File No. 0-17901)

All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(b) Reports on Form 8-K:

b(i)	The Registrant filed the following report on Form 8-K dated November 5, 1999 during the three months ended December 31, 1999:
The Registrant entered into the Placement Agency Agreement among Bay View Capital Corporation,
FMAX Holdings, L.L.C. as selling stockholder and Freidman, Billings, Ramsey & Co. as placement agent. The agreement relates to an offering of the Registrant ’s common stock commenced on
November 5, 1999 and was completed on November 10, 1999.

b(ii)	The Registrant filed the following report on Form 8-K dated November 1, 1999 during the three months ended December 31, 1999:
The Registrant filed a press release announcing the consummation of the acquisition of Franchise Mortgage Acceptance Company.

b(iii)	The Registrant filed the following report on Form 8-K dated October 20, 1999 during the three months ended December 31, 1999:
The Registrant filed a press release announcing Bay View Capital Corporation’s third quarter earnings for the quarter ended September 30, 1999.

Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 24, 2000
BAY VIEW CAPITAL CORPORATION

By:	/s/ SCOTT H. RAY
Scott H. Ray
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ JEFFREY O. BUTCHER
Jeffrey O. Butcher
First Vice President and Controller (Principal Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ JOHN R. MC KEAN	By:	/s/ EDWARD H. SONDKER
John R. McKean	Edward H. Sondker
Chairman of the Board	Director President and Chief Executive Officer
(Principal Executive Officer)

March 24, 2000	March 24, 2000

By:	/s/ PAULA R. COLLINS	By:	/s/ WAYNE L. KNYAL
Paula R. Collins	Wayne L. Knyal
Director	Director

March 24, 2000	March 24, 2000

By:	/s/ THOMAS M. FOSTER	By:	/s/ GEORGE H. KRAUSS
Thomas M. Foster	George H. Krauss
Director	Director

March 24, 2000	March 24, 2000

By:	/s/ ROBERT M. GREBER	By:	/s/ W. BLAKE WINCHELL
Robert M. Greber	W. Blake Winchell
Director	Director

March 24, 2000	March 24, 2000