Form 10-Q
period 2000-03-31
BAY VIEW CAPITAL CORP
filed 2000-05-16
CIK 840387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2000

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

Registrant’s telephone number, including area code (650) 312-7200

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

          Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, Par Value $.01	Outstanding at April 30, 2000
(Title of Class)	32,563,734 shares

FORM 10-Q

INDEX

BAY VIEW CAPITAL CORPORATION

Page(s)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

Consolidated Statements of Financial Condition	4

Consolidated Statements of Income and Comprehensive Income	5

Consolidated Statements of Stockholders’ Equity	6

Consolidated Statements of Cash Flows	7-8

Notes to Consolidated Financial Statements	9-14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-39

Item 3. Quantitative and Qualitative Disclosures About Market Risk	39-42

PART II. OTHER INFORMATION

Other Information	43

Signatures	44

Forward-Looking Statements

          This Form 10-Q contains forward-looking statements which describe our future plans, strategies and expectations. All forward-looking statements are based on assumptions and involve risks and uncertainties, many of which are beyond our control and which may cause our actual results, performance or achievements to differ materially from the results, performance or achievements that we anticipate. Factors that might affect forward-looking statements include, among other things:

•	the demand for our products;

•	actions taken by our competitors;

•	tax rate changes, new tax laws and revised tax law interpretations;

•	adverse changes occurring in the securities markets;

•	inflation and changes in prevailing interest rates that reduce our margins or the fair value of the financial instruments we hold;

•	economic or business conditions, either nationally or in our market areas, that are worse than we expect;

•	legislative or regulatory changes that adversely affect our business;

•	our inability to securitize and/or sell assets;

•	the timing, impact and other uncertainties of our acquisitions and our success or failure in the integration of their operations;

•	our ability to enter new geographic and product markets successfully and capitalize on growth opportunities;

•	technological changes that are more difficult or expensive than we expect;

•	increases in delinquencies and defaults by our borrowers and other loan delinquencies;

•	increases in our provision for losses on loans and leases;

•	our inability to sustain or improve the performance of our subsidiaries;

•	our inability to achieve the financial goals in our strategic plans, including any financial goals related to both contemplated and consummated acquisitions;

•	the outcome of lawsuits or regulatory disputes;

•	credit and other risks of lending, leasing and investment activities; and

•	our inability to use the net operating loss carryforwards we currently have.

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

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31, 2000	December 31, 1999
	(Dollars in thousands)
ASSETS

Cash and cash equivalents:
Cash and due from depository institutions	$ 385,854	$ 155,600
Short-term investments	4,703	188,305

	390,557	343,905
Securities available-for-sale:
Investment securities	50,293	49,063
Mortgage-backed securities	10,121	10,479
Securities held-to-maturity:
Investment securities	20,295	9,997
Mortgage-backed securities	900,969	644,234
Loans and leases held-for-sale	239,431	66,247
Loans and leases held-for-investment, net	3,676,122	4,295,246
Investment in operating lease assets, net	504,168	463,088
Investment in stock of the Federal Home Loan Bank of San Francisco	78,987	77,835
Investment in stock of the Federal Reserve Bank	19,590	13,476
Real estate owned, net	544	2,467
Premises and equipment, net	25,877	27,216
Intangible assets	338,434	329,005
Other assets	188,221	166,442

Total assets	$6,443,609	$6,498,700

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Transaction accounts	$1,728,979	$1,703,123
Retail certificates of deposit	1,638,283	1,637,127
Brokered certificates of deposit	346,750	389,530

	3,714,012	3,729,780
Advances from the Federal Home Loan Bank of San Francisco	1,241,800	1,367,300
Short-term borrowings	498,455	415,421
Subordinated Notes, net	149,518	149,502
Other borrowings	2,513	3,294
Other liabilities	118,130	112,209

Total liabilities	5,724,428	5,777,506

Guaranteed Preferred Beneficial Interest in our Junior Subordinated Debentures (“Capital Securities”)	90,000	90,000
Stockholders’ equity:
Serial preferred stock; authorized, 7,000,000 shares; outstanding, none	—	—
Common stock ($.01 par value); authorized, 60,000,000 shares; issued, 2000—32,629,056; 1999—32,629,056 shares; outstanding, 2000—32,563,734; 1999—32,562,942 shares	326	326
Additional paid-in capital	455,952	455,964
Retained earnings (substantially restricted)	176,360	179,100
Treasury stock, at cost, 2000—65,322 shares; 1999—66,114 shares	(1,081)	(1,094)
Accumulated other comprehensive income:
Unrealized loss on securities available-for-sale, net of tax	(111)	(293)
Debt of Employee Stock Ownership Plan	(2,265)	(2,809)

Total stockholders’ equity	629,181	631,194

Total liabilities and stockholders’ equity	$6,443,609	$6,498,700

The accompanying notes are an integral part of these consolidated financial statements.

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended
	March 31, 2000	March 31, 1999
	(Amounts in thousands, except per share amounts)
Interest income:
Interest on loans and leases	$ 97,193	$ 87,118
Interest on mortgage-backed securities	12,207	9,398
Interest and dividends on investment securities	5,065	3,505

	114,465	100,021
Interest expense:
Interest on deposits	39,908	33,602
Interest on borrowings	27,651	22,109
Interest on Senior Debentures and Subordinated Notes	3,715	3,527

	71,274	59,238
Net interest income	43,191	40,783
Provision for losses on loans and leases	8,000	5,311

Net interest income after provision for losses on loans and leases	35,191	35,472
Noninterest income:
Leasing income	22,470	9,658
Loan fees and charges	4,055	2,001
Account fees	1,914	1,654
Sales commissions	1,370	1,181
Gain on sale of loans and leases and securities, net	3,198	—
Other, net	1,465	1,473

	34,472	15,967
Noninterest expense:
General and administrative	41,356	26,156
Leasing expense	15,381	6,681
Dividend expense on Capital Securities	2,233	2,235
Real estate owned operations, net	(15)	17
Net losses on real estate	28	17
Amortization of intangible assets	6,307	2,904

	65,290	38,010
Income before income tax expense	4,373	13,429
Income tax expense	3,855	6,296

Net income	$ 518	$ 7,133

Basic earnings per share	$ 0.02	$ 0.37

Diluted earnings per share	$ 0.02	$ 0.37

Weighted-average basic shares outstanding	32,629	19,162

Weighted-average diluted shares outstanding	32,636	19,335

Net income	$ 518	$ 7,133
Other comprehensive income, net of tax:
Change in unrealized loss on securities available-for-sale, net of tax expense of $132 and $49 for the three months ended March 31, 2000 and March 31, 1999, respectively	182	69

Comprehensive income	$ 700	$ 7,202

The accompanying notes are an integral part of these consolidated financial statements.

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Number of Shares Issued	Common Stock	Additional Paid-in Capital	Retained Earnings(1)	Treasury Stock	Unrealized Gain (Loss) on Securities Available- for-Sale, Net of Tax	Debt of Employee Stock Ownership Plan	Total Stockholders’ Equity
	(Amounts in thousands, except per share amounts)
Balance at December 31, 1998	20,376	$204	$251,010	$155,715	$(25,157)	$(202)	$(3,759)	$377,811
Issuance of common stock (FMAC acquisition):
From shares held in treasury	—	—	—	—	32,444	—	—	32,444
From authorized but unissued shares	12,212	122	204,456	—	—	—	—	204,578
Repurchase of common stock	—	—	—	—	(8,381)	—	—	(8,381)
Exercise of stock options, including tax benefits	41	—	498	—	—	—	—	498
Cash dividends declared ($0.30 per share)	—	—	—	(5,579)	—	—	—	(5,579)
Change in unrealized loss on securities available-for-sale, net of tax	—	—	—	—	—	(91)	—	(91)
Repayment of debt	—	—	—	—	—	—	950	950
Net income	—	—	—	28,964	—	—	—	28,964

Balance at December 31, 1999	32,629	326	455,964	179,100	(1,094)	(293)	(2,809)	631,194
Distribution of restricted shares	—	—	(12)	—	13	—	—	1
Cash dividends declared ($0.10 per share)	—	—	—	(3,258)	—	—	—	(3,258)
Change in unrealized loss on securities available-for-sale, net of tax	—	—	—	—	—	182	—	182
Repayment of debt	—	—	—	—	—	—	544	544
Net income	—	—	—	518	—	—	—	518

Balance at March 31, 2000	32,629	$326	$455,952	$176,360	$ (1,081)	$(111)	$(2,265)	$629,181

(1)	Substantially restricted.

The accompanying notes are an integral part of these consolidated financial statements.

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31, 2000	March 31, 1999
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 518	$ 7,133
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	6,307	2,904
Increase in franchise and multi-family loans held-for-sale	(323,300)	—
Proceeds from securitizations and/or sales of loans and leases held-for-sale	774,725	—
Provision for losses on loans and leases and real estate owned	8,028	5,328
Depreciation and amortization of premises and equipment	2,523	1,806
Depreciation and amortization of investment in operating lease assets	14,064	5,810
Amortization of premiums, net of discount accretion	4,173	2,975
Gain on sale of loans and leases and securities, net	(3,198)	—
(Increase) decrease in other assets	(23,588)	5,623
Increase in other liabilities	5,991	5,625
Other, net	(3,584)	1,248

Net cash provided by operating activities	462,659	38,452

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of factoring assets and operations	(26,491)	—
Net (increase) decrease in loans and leases held-for-investment resulting from originations, net of repayments	(44,921)	74,953
Purchases of loans and leases, net	(4,332)	(368,286)
Purchases of mortgage-backed securities	(278,203)	—
Purchases of investment securities	(14,803)	—
Principal payments on mortgage-backed securities	21,551	51,227
Proceeds from sale of real estate owned	1,920	918
Additions to premises and equipment	(1,184)	(876)
(Increase) decrease in investment in stock of the Federal Home Loan Bank of San Francisco	(1,152)	3,633
Increase in investment in stock of the Federal Reserve Bank	(6,114)	(12,154)

Net cash used in investing activities	(353,729)	(250,585)

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	For the Three Months Ended
	March 31, 2000	March 31, 1999
	(Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	$ (15,768)	$ 73,649
Proceeds from advances from the Federal Home Loan Bank of San Francisco	544,000	489,300
Repayment of advances from the Federal Home Loan Bank of San Francisco	(669,500)	(397,700)
Proceeds from reverse repurchase agreements	171,536	23,047
Repayment of reverse repurchase agreements	(17,883)	(25,302)
Net increase in warehouse lines outstanding	(70,619)	—
Net decrease in other borrowings	(781)	(690)
Repurchase of common stock	—	(5,512)
Dividends paid to stockholders	(3,263)	(1,927)

Net cash provided by (used in) financing activities	(62,278)	154,865

Net increase (decrease) in cash and cash equivalents	46,652	(57,268)
Cash and cash equivalents at beginning of year	343,905	205,186

Cash and cash equivalents at end of year	$ 390,557	$ 147,918

Cash paid during the year for:
Interest	$ 73,159	$ 61,494
Income taxes	$ 2,321	$ —

Supplemental non-cash investing and financing activities:
Loans transferred to real estate owned	$ 9	$ 544
Loans transferred from held-for-investment to held-for-sale	$ 620,153	$ —

The acquisitions of subsidiaries involved the following:

Liabilities assumed	$ —	$ —
Fair value of assets acquired, other than cash and cash equivalents	(17,491)	—
Goodwill	(9,000)	—

Net cash and cash equivalents paid	$ (26,491)	$ —

The accompanying notes are an integral part of these consolidated financial statements.

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000
(Unaudited)

Note 1.    Basis of Presentation

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

          On November 1, 1999, we acquired Franchise Mortgage Acceptance Company, sometimes referred as FMAC, which included the operations of Bay View Franchise Mortgage Acceptance Company, Bankers Mutual, and FMAC Insurance Services. The assets, liabilities, and operations of these subsidiaries are included in our consolidated financial statements for the first quarter of 2000. The assets, liabilities, and operations of these subsidiaries are not included in our results for the first quarter of 1999. See Note 5 for a pro forma presentation of the combined operations of Bay View Capital Corporation and FMAC for the first quarter of 1999.

          The information provided in these interim financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of our financial condition as of March 31, 2000 and December 31, 1999, the results of our operations for the three-month periods ended March 31, 2000 and 1999, and our cash flows for the three-month periods ended March 31, 2000 and 1999. These adjustments are of a normal, recurring nature unless otherwise disclosed in this Form 10-Q. As necessary, reclassifications have been made to prior period amounts to conform to the current period presentation. These reclassifications had no effect on our financial condition, results of operations or stockholders’ equity. These interim financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all of the necessary information and footnotes for a presentation in conformity with generally accepted accounting principles.

          The information included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” was written assuming that you have read or have access to our 1999 Annual Report on Form 10-K, which contains the latest audited consolidated financial statements and notes, along with Management’s Discussion and Analysis of Financial Condition as of December 31, 1999 and 1998 and Results of Operations for the years ended December 31, 1999, 1998 and 1997. Accordingly, only certain changes in financial condition and results of operations are discussed in this Form 10-Q. Furthermore, the interim financial results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.
BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2.    Earnings Per Share

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

          The following table illustrates the calculation of basic and diluted earnings per share for the periods indicated:

	For the Three Months Ended,
	March 31, 2000	March 31, 1999
	(Amounts in thousands, except per share amounts)
Net earnings available to common stockholders	$ 518	$7,133
Weighted-average basic shares outstanding	32,629	19,162
Add: Dilutive potential common shares	7	173

Weighted-average diluted shares outstanding	32,636	19,335

Basic earnings per share	$ 0.02	$ 0.37

Diluted earnings per share	$ 0.02	$ 0.37

Note 3.    Stock Options

          As of March 31, 2000, we had six stock option plans: the “Amended and Restated 1986 Stock Option and Incentive Plan,” the “Amended and Restated 1995 Stock Option and Incentive Plan,” the “Amended and Restated 1989 Non-Employee Director Stock Option and Incentive Plan,” the “1998-2000 Performance Stock Plan,” the “1998 Non-Employee Director Stock Option and Incentive Plan,” and the “1999 FMAC Stock Option, Deferred Stock and Restricted Stock Plan” which authorize the issuance of up to 1,759,430, 2,500,000, 550,000, 400,000, 200,000, and 270,576 shares of common stock, respectively.

          The following table illustrates the stock options available for grant as of March 31, 2000:

	1986 Stock Option and Incentive Plan	1995 Stock Option and Incentive Plan	1989 Non- Employee Director Stock Option and Incentive Plan	1998-2000 Performance Stock Plan	1998 Non- Employee Director Stock Option and Incentive Plan	1999 FMAC Stock Option, Deferred Stock and Restricted Stock Plan	Total
Shares reserved for issuance	1,759,430	2,500,000	550,000	400,000	200,000	270,576	5,680,006
Granted	(2,048,816)	(2,957,250)	(570,000)	(93,000)	(82,000)	(270,576)	(6,021,642)
Forfeited	298,574	731,348	70,000	4,000	—	7,358	1,111,280
Expired	(9,188)	—	(50,000)	—	—	—	(59,188)

Total available for grant	—	274,098	—	311,000	118,000	7,358	710,456

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           At March 31, 2000, we had outstanding options under the plans with expiration dates ranging from the year 2001 through 2010, as illustrated in the following table:

	Number of Option Shares	Exercise Price Range	Weighted- Average Exercise Price
Outstanding at December 31, 1997	1,758,400	7.88-34.41	19.70
Granted	629,000	17.94-35.20	25.17
Exercised	(160,101)	7.88-28.44	12.17
Forfeited	(81,599)	8.69-35.20	28.11

Outstanding at December 31, 1998	2,145,700	7.88-35.20	21.55
Granted	1,254,826	13.81-19.53	15.26
Exercised	(40,500)	14.72-20.50	17.81
Forfeited	(452,250)	8.75-35.20	30.33

Outstanding at December 31, 1999	2,907,776	$ 7.88-34.41	$17.49
Granted	250,000	8.56-10.03	9.23
Forfeited	(188,857)	11.85-31.56	19.00

Outstanding at March 31, 2000	2,968,919	$ 7.88-34.41	$16.75

Exercisable at March 31, 2000	1,689,074	$ 7.88-34.41	$17.27

Note 4.    Dividend Declaration

          We declared a quarterly cash dividend on our common stock of $0.10 per share on January 3, 2000, which was paid on January 28, 2000 to common stockholders of record as of January 14, 2000.

Note 5.    Merger and Acquisition-Related Activity

Franchise Mortgage Acceptance Company

          We completed our acquisition of Franchise Mortgage Acceptance Company and its wholly owned division, Bankers Mutual, collectively referred to as FMAC, on November 1, 1999. Under the terms of the agreement, as amended, we acquired all of the common stock of FMAC for consideration valued at approximately $285 million. Each share of FMAC common stock was exchanged for, at the election of the holder, either $9.80 in cash or 0.5444 shares of our common stock. In total, cash elections were limited to 15% of the shares of FMAC common stock outstanding immediately prior to closing and the elections for our common stock were limited to 85% of the shares of FMAC common stock outstanding immediately prior to closing. We paid approximately $48 million in cash, including payments for certain acquisition costs, and issued 13,868,805 shares of our common stock, a portion of which were issued from our shares in treasury. Upon consummation of the acquisition, we contributed substantially all of FMAC’s assets and liabilities to newly formed subsidiaries of Bay View Bank.

          The acquisition of FMAC was accounted for under the purchase method of accounting effective November 1, 1999. The amount of goodwill recorded in connection with this acquisition was approximately $208 million, and is being amortized on a straight-line basis over 15 years. This goodwill amount represents the excess of the total purchase price over the estimated fair value of net assets acquired.
BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           The following table illustrates the allocation of the purchase price:

(Dollars in thousands)
Cash paid	$ 44,058
Common stock issued	237,022
Acquisition costs	4,281

Total purchase price	285,361
Fair value of assets acquired	316,868
Fair value of liabilities assumed	238,652

Net assets acquired	78,216

Purchase price in excess of net assets acquired	$207,145

The pro forma financial information in the following table illustrates the combined results of our operations and the operations of FMAC for the three months ended March 31, 1999 as if the acquisition of FMAC had occurred as of January 1, 1999. The pro forma financial information is presented for informational purposes and is not necessarily indicative of the results of operations which would have occurred if we had constituted a single entity as of January 1, 1999. The pro forma financial information is also not necessarily indicative of the future results of operations of the combined company. In particular, our opportunity to achieve certain cost savings as a result of the acquisition has not been included in the pro forma financial information.
For the Three Months Ended March 31, 1999 (Unaudited)
(Dollars in thousands, except per share amounts)
Net interest income	$ 39,996
Provision for losses on loans and leases	(5,573)
Noninterest income	36,648
Noninterest expense	(55,246)
Income tax expense	(8,352)

Net income	$ 7,473

Basic earnings per share	$ 0.23

Diluted earnings per share	$ 0.23

          The pro forma combined net income for the first quarter of 1999 of $7.5 million consists of our net income of $7.1 million and FMAC’s net income of $5.1 million, less pro forma adjustments of $4.7 million. Significant pro forma adjustments include the reduction in net interest income from a sale of a portion of Bay View Bank’s loan portfolio in contemplation of the acquisition, the interest and other costs associated with the issuance of $50 million in Subordinated Notes by Bay View Bank to partially finance the acquisition, the amortization expense relating to goodwill generated as a result of the acquisition, and the income tax benefit associated with the pro forma adjustments.
BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodman Factors, Inc.

          On February 1, 2000, we acquired the assets and operations of Goodman Factors, Inc., a Texas-based general purpose factoring company. The average balance of the factoring receivable assets acquired was approximately $17.5 million. The amount of goodwill related to this acquisition was approximately $9.0 million, which is being amortized on a straight-line basis over 12 years. This goodwill amount represents the excess of the total purchase price over the estimated fair value of net assets acquired.

Note 6.    Segment and Related Information

          We have two operating segments that we refer to as business platforms. The platforms were determined primarily based upon the characteristics of our interest-earning assets and their respective distribution channels and reflect the way that we monitor, measure, and evaluate our primarily business activities. Our platforms are as follows:

          A Retail Platform which is comprised of single-family real estate loans, home equity loans and lines of credit, auto loans and leases, mortgage-backed securities and other investments, and consumer banking products and services. The Retail Platform’s revenues are derived from customers throughout the United States.

          A Commercial Platform which is comprised of multi-family and commercial real estate loans, franchise loans, asset-based loans, factoring loans, commercial leases, and business banking products and services. The Commercial Platform’s revenues are derived from customers throughout the United States.

          Each of our business platforms contributes to our overall profitability. We evaluate the performance of our segments based upon contribution by platform. Contribution by platform is defined as each platform’s net interest income and noninterest income less each platform’s allocated provision for losses on loans and leases, direct general and administrative expenses, including certain expense allocations, and other noninterest expense, including the amortization of intangible assets.

          In computing net interest income by platform, the interest expense associated with our warehouse lines, which are used primarily to fund franchise and multifamily mortgage loans, is allocated directly to the Commercial Platform. The interest expense associated with our remaining funding sources, including the noninterest expense associated with our 9.76% Capital Securities, is allocated to each platform on a pro-rata basis determined by the relative amount of average interest-bearing liabilities, excluding warehouse lines, that are required to fund the platform’s interest-earning assets.

          The Retail Platform incurs the direct general and administrative expenses related to operating our branch network which serves primarily to generate deposits used to fund interest-earning assets in the Retail and Commercial Platforms. A portion of these direct general and administrative expenses is allocated to the Commercial Platform based upon the relative amount of average interest-bearing liabilities that are required to fund the platform’s interest-earning assets.

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

	For the Three Months Ended March 31, 2000
	Retail	Commercial	Total
	(Dollars in thousands)
Interest income	$ 58,364	$ 56,101	$ 114,465
Interest expense	(40,764)	(30,510)	(71,274)
Provision for losses on loans and leases	(5,200)	(2,800)	(8,000)
Noninterest income	30,402	4,070	34,472
Direct general and administrative expenses(1)	(19,341)	(15,231)	(34,572)
Allocation of branch network general and administrative expenses	3,879	3,879	—
Leasing expenses	(15,381)	—	(15,381)
Dividend expense on Capital Securities	(1,367)	(866)	(2,233)
Net expense on real estate owned	(6)	(7)	(13)
Amortization of intangible assets	(2,265)	(4,042)	(6,307)

Contribution by platform	$ 8,321	$ 2,836	11,157

Indirect corporate overhead(1)			(6,784)
Income tax expense			(3,855)

Net income			$ 518

At March 31, 2000:
Interest-earning assets plus operating lease assets	$3,033,740	$2,520,283	$5,554,023

Noninterest-earning assets			889,586

Total assets			$6,443,609

	For the Three Months Ended March 31, 1999
	Retail	Commercial	Total
	(Dollars in thousands)
Interest income	$ 68,089	$ 31,932	$ 100,021
Interest expense	(42,952)	(16,286)	(59,238)
Provision for losses on loans and leases	(5,251)	(60)	(5,311)
Noninterest income(1)	15,673	294	15,967
Direct general and administrative expenses(1)	(19,049)	(2,177)	(21,226)
Allocation of branch network general and administrative expenses	3,208	(3,208)	—
Leasing expenses	(6,681)	—	(6,681)
Dividend expense on Capital Securities	(1,621)	(614)	(2,235)
Net expense on real estate owned	(19)	(15)	(34)
Amortization of intangible assets	(2,541)	(363)	(2,904)

Contribution by platform	$ 8,856	$ 9,503	18,359

Indirect corporate overhead(1)			(4,930)
Income tax expense			(6,296)

Net income			$ 7,133

At March 31, 1999:
Interest-earning assets plus operating lease assets	$3,749,421	$1,739,590	$5,489,011

Noninterest-earning assets			274,540

Total assets			$5,763,551

(1)
Amounts include certain special mention items which are discussed at “Noninterest Income” and “General and Administrative Expenses.” Special mention items generally include income and expense items recognized during the period that we believe are significant and/or unusual in nature and therefore useful to you in evaluating our performance and trends. These items may or may not be nonrecurring in nature.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Strategic Overview

          Bay View Capital Corporation is a diversified financial services company headquartered in San Mateo, California. Our principal subsidiary is Bay View Bank, N.A. We operate two distinct business platforms representing the two basic distribution channels of our primary businesses, retail and commercial banking.

          Our Retail Platform includes single-family real estate loans, home equity loans and lines of credit, auto loans and leases, mortgage-backed securities and other investments, and consumer banking products and services. The platform’s results include the income and expenses related to these business activities.

          Our Commercial Platform includes multi-family and commercial real estate loans, franchise loans, asset-based loans, factoring loans, commercial leases, and business banking products and services. The platform’s results include the income and expenses related to these business activities.

           Throughout 1999, we reported on four business platforms: a Banking Platform, a Home Equity Platform, an Auto Platform and a Commercial Platform. The Banking Platform included single-family, multi-family and commercial real estate loans, franchise loans, asset-based commercial participation loans, mortgage-backed securities and other investments, and retail and business banking deposit products and services. The franchise lending operations and related assets were added in November 1999 through our acquisition of FMAC, along with the assets and operations of FMAC’s wholly owned division, Bankers Mutual, a multi-family loan originator and seller-servicer. The Home Equity Platform included home equity loans and lines of credit. The Auto Platform included auto loans and leases. The Commercial Platform included asset-based loans, factoring and commercial leases. Effective January 1, 2000, we reduced our number of business platforms in order to reflect how to measure, monitor, and evaluate our primary business activities. Our prior period platform results were revised to reflect the reduced number of business platforms. Intercompany revenues and expenses are eliminated in the measurement of platform contribution.

Mission/Strategies

          Our mission is to create a diversified financial services company by investing in and developing niche businesses with risk-adjusted returns that enhance shareholder value. Our strategy is centered on the continued development of our commercial banking activities and the related ongoing change-out of our balance sheet to expand our net interest margin. In order to realize this objective, our actions include the following:

•
Replacing lower-yielding mortgage-based loans and investments on our balance sheet with consumer and commercial loans and leases with higher risk-adjusted returns, shorter maturities, less geographic concentration risk, and less interest rate sensitivity.

•
Enhancing and expanding Bay View Bank’s deposit base by attracting and retaining lower-cost transaction accounts, including commercial and business checking accounts, offering competitively priced certificates of deposit and capitalizing on strategic branch or deposit acquisition opportunities.

•	Developing a consistent franchise whole loan sale market to supplement our franchise loan securitizations.

•	Maintaining the capital levels of both Bay View Bank and Bay View Capital Corporation at or above the well-capitalized level, as defined for regulatory purposes.

•	Implementing cost savings and other efficiencies related to our acquisitions and the realignment of our business platforms.

Retail Platform Strategy

          One of the principal businesses of the Retail Platform is Bay View Bank’s 58 full service branch banking network. A primary objective of the Retail Platform is to enhance the value of our deposit franchise by focusing on deposit growth, expanding and enhancing products and services and capitalizing on strategic branch and deposit acquisition opportunities. A primary component of the Retail Platform’s deposit growth strategy is to focus on lower-cost transaction accounts (e.g., checking, savings and money market accounts) as a source of financing. We also offer a full array of consumer banking products and services.

          The Retail Platform includes our single-family loan portfolio. We discontinued originating single-family loans in 1996 to reduce our concentration risk and facilitate the change-out of our balance sheet from mortgage-based assets to higher-yielding commercial bank-like assets. As a result, the portfolio of single-family loans is decreasing over time as these loans repay or are sold.

          The Retail Platform’s home equity loan portfolio includes conventional home equity loans and lines of credit and high loan-to-value home equity loans. We define conventional home equity loans and lines of credit as having combined loan-to-value ratios of less than or equal to 100% and high loan-to-value home equity loans as having combined loan-to-value ratios of greater than 100%. Our home equity loan production efforts are focused on conventional home equity loans and lines of credit originated through our branch banking network. The high loan-to-value home equity loans were purchased primarily in 1997 and 1998 and the balances are decreasing as these loans repay.

          The Retail Platform originates and purchases fixed-rate loans and leases secured by new and used autos. In executing our strategy, we identify product niches which are not the primary focus of traditional competitors in the auto lending area, such as banks and captive finance companies. One such niche includes auto loans where a highly qualified borrower desires a higher relative loan amount and/or a longer term than is offered by many other more traditional auto financing sources. In return for the flexibility of the products offered, we charge higher interest rates while still applying traditional underwriting criteria to mitigate any potential loan losses.

Commercial Platform Strategy

          Our strategy to change-out our balance sheet from lower-yielding mortgage-based loans and investments to consumer and commercial loans and leases with higher risk-adjusted returns has led to the development of our Commercial Platform. The Commercial Platform’s strategy is to increase our earnings potential and enhance our deposit franchise by providing commercial bank-like products and services to small and middle-market businesses on a nationwide basis.

          The Commercial Platform originates loans and leases including multi-family and commercial real estate loans, asset-based loans, factoring loans, equipment leases, and franchise loans. We also offer a full array of business banking products and services.

          As a result of our acquisition of FMAC in November of 1999, we are now one of the nation’s leading small business lenders specializing in franchise lending, with significant franchise loan origination capabilities. Our primary markets are franchised quick-service and casual dining restaurants, such as Burger King, Wendy’s, Pizza Hut, KFC, TGI Friday’s, Applebee’s and Denny’s, and retail energy businesses which include service stations, convenience stores, truck stops, car washes, and quick lube businesses. Our strategy is to portfolio a portion of the commercial franchise loans we originate and to securitize and/or sell the remainder of our franchise loan production. Our earnings are largely dependent upon our franchise loan sales and securitizations.

          Our acquisition of FMAC also included Bankers Mutual, one of the nations leading multi-family lenders. Bankers Mutual, now a wholly owned subsidiary of Bay View Bank, sells its multi-family loan production through seller-servicer programs administered by Fannie Mae and Freddie Mac.

           During the first quarter of 2000, we purchased Goodman Factors, Inc., a Texas-based factoring company. This addition of approximately $17.5 million in factoring receivables solidifies our position as one of the largest general-purpose factoring companies in the country.

Results of Operations

          Net income for the first quarter of 2000 was $0.5 million, or $0.02 per diluted share, as compared with $7.1 million, or $0.37 per diluted share, for the first quarter of 1999. First quarter 2000 earnings included certain “special mention” expenses which amounted to approximately $0.04 per diluted share, as discussed elsewhere herein.

          As a result of our acquisition of FMAC, our earnings are largely dependent upon franchise loan sales and securitizations. Until our franchise whole loan sales complement our securitization activities on a regular basis, earnings are expected to be inconsistent. Although we did not securitize or sell any franchise loans during the first quarter, we have accumulated a pool of fixed-rate franchise loans, which we have hedged to reduce the corresponding interest rate risk. We continue to add to this pool in anticipation of a securitization during the second quarter.

Net Interest Income and Net Interest Margin

          Net interest income for the first quarter of 2000 was $43.2 million as compared with $40.8 million for the first quarter of 1999. Net interest margin was 3.16% for both the first quarter of 2000 and the first quarter of 1999. The following table illustrates net interest income and net interest margin, by platform, for the periods indicated:

	For the Three Months Ended (Unaudited)
	March 31, 2000		March 31, 1999
	Net Interest Income	Net Interest Margin	Net Interest Income	Net Interest Margin
	(Dollars in thousands)
Retail Platform(1)	$17,600	2.31%	$25,137	2.72%
Commercial Platform	25,591	4.22	15,646	4.23

Total	$43,191	3.16%	$40,783	3.16%

(1)
The Retail Platform’s net interest margin and net interest income presented above do not include the revenue impact of our auto leasing activities, which is included in noninterest income, but do include the associated funding costs.

          The increase in net interest income for the first quarter of 2000, as compared with the first quarter of 1999, was due to increases in average interest-earning assets and average yields. The increase in average interest-earning assets was due primarily to higher franchise loan balances. Average yields increased in connection with the rising interest rate environment and as a result of the continued change-out of our assets from lower-yielding mortgage-based loans to higher-yielding commercial and consumer loans and leases. The net interest margin for the first quarter of 2000, as compared with the first quarter of 1999, remained constant as our increasing yields were offset by higher funding costs associated with the rising interest rate environment.

          Net interest income and net interest margin by platform reflect our continued shift in asset mix toward more commercial bank-like products (see the following table illustrating interest-earning assets), specifically franchise loans. This shift in our asset mix to higher-yielding assets helped maintain our total net interest margin despite the rising rate environment. For more detail, see discussion of “Interest Income” by platform and “Interest Expense”.

           The following table illustrates average interest-earning assets, excluding our auto-related operating lease assets, by platform, for the periods indicated:

	Average Balances for the Three Months Ended (Unaudited)
	March 31, 2000	March 31, 1999
	(Dollars in thousands)
Retail Platform	$3,026,683	$3,651,644
Commercial Platform	2,419,753	1,469,149

Total	$5,446,436	$5,120,793

          The decrease in the Retail Platform’s average interest-earning assets and the corresponding increase in the Commercial Platform’s average interest-earning assets reflects our continued shift in asset mix toward more commercial bank-like products, specifically franchise loans. The Retail Platform’s average interest-earning assets were significantly impacted from March of 1999 to March of 2000 by loan sales and securitizations throughout 1999 and during the first quarter of 2000 as discussed elsewhere herein or previously disclosed.

          The following table illustrates interest-earning assets, excluding our auto-related operating lease assets, by platform, as of the dates indicated:

	(Unaudited)
	At March 31, 2000	At December 31, 1999
	(Dollars in thousands)
Retail Platform	$2,529,572	$3,195,647
Commercial Platform	2,520,283	2,219,536

Total	$5,049,855	$5,415,183

          The significant decrease in the Retail Platform’s interest-earning assets, excluding our auto-related operating lease assets, at March 31, 2000, as compared with December 31, 1999, was due primarily to the sale of $251 million of single-family mortgage loans and the securitization and sale of $357 million of auto loans at the end of the first quarter of 2000. These transactions were capital management driven and helped maintain our regulatory “well-capitalized” status as of March 31, 2000.

Average Balance Sheet

          The following table illustrates average yields on our interest-earning assets and average rates on our interest-bearing liabilities for the periods indicated. These average yields and rates were calculated by dividing interest income by the average balance of interest-earning assets and by dividing interest expense by the average balance of interest-bearing liabilities, for the periods indicated. Average balances of interest-earning assets and interest-bearing liabilities were calculated by averaging the relevant month-end amounts for the respective periods.

	AVERAGE BALANCES, YIELDS AND RATES (Unaudited)
	For the Three Months Ended March 31, 2000			For the Three Months Ended March 31, 1999
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Assets

Interest-earning assets:
Loans and leases	$ 4,487,208	$ 97,193	8.66%	$ 4,264,502	$ 87,118	8.22%
Mortgage-backed securities(1)	711,793	12,207	6.86	598,630	9,398	6.28
Investments(1)	247,435	5,065	8.23	257,661	3,505	5.13

Total interest-earning assets	5,446,436	114,465	8.41	5,120,793	100,021	7.84

Other assets	1,085,179			481,239

Total assets	$ 6,531,615			$ 5,602,032

Liabilities and Stockholders’ Equity

Interest-bearing liabilities:
Deposits	$ 3,685,356	39,908	4.36	$ 3,296,261	33,602	4.13
Borrowings(2)	1,989,810	31,366	6.28	1,813,731	25,636	5.70

Total interest-bearing liabilities	5,675,166	71,274	5.04	5,109,992	59,238	4.69

Other liabilities	226,942			111,889

Total liabilities	5,902,108			5,221,881
Stockholders’ equity	629,507			380,151

Total liabilities and stockholders’ equity	$ 6,531,615			$ 5,602,032

Net interest income/net interest spread		$ 43,191	3.37%		$ 40,783	3.15%

Net interest-earning assets (liabilities)	$ (228,730)			$ 10,801

Net interest margin(3)			3.16%			3.16%

(1)	Average balances and yields for securities and other investments classified as available-for-sale are based on historical amortized cost.
(2)
Interest expense for borrowings includes interest expense on interest rate swaps of $159,000 and $1.0 million for the three months ended March 31, 2000 and 1999, respectively. Interest expense for borrowings excludes expenses related to our Capital Securities.

(3)	Annualized net interest income divided by average interest-earning assets.

Interest Income

           Interest income was $114.5 million for the first quarter of 2000 as compared with $100.0 million for the first quarter of 1999. The average yield on interest-earning assets was 8.41% for the first quarter of 2000 as compared with 7.84% for the first quarter of 1999. The following table illustrates interest income, by platform, for the periods indicated:

	For the Three Months Ended (Unaudited)
	March 31, 2000			March 31, 1999
	Average Balance	Net Interest Income	Net Interest Margin	Average Balance	Net Interest Income	Net Interest Margin
			(Dollars in thousands)
Retail platform:
Loans	$2,103,002	$ 42,797	8.18%	$2,795,353	$ 55,186	7.96%
Mortgage-backed securities	711,793	12,207	6.86	598,630	9,398	6.28
Investments	211,888	3,360	6.75	257,661	3,505	5.13

Total retail platform	3,026,683	58,364	7.74	3,651,644	68,089	7.48

Commercial platform:
Loans	2,384,206	54,396	9.09	1,469,149	31,932	8.72
Investments	35,547	1,705	19.29	—	—	—

Total commercial platform	2,419,753	56,101	9.24	1,469,149	31,932	8.72

Total	$5,446,436	$114,465	8.41%	$5,120,793	$100,021	7.84%

Retail Platform

           Interest income for the Retail Platform was $58.4 million for the first quarter of 2000 as compared with $68.1 million for the first quarter of 1999. The average yield on interest-earning assets for the Retail Platform was 7.74% for the first quarter of 2000 as compared with 7.48% for the first quarter of 1999.

          The Retail Platform’s interest income on loans was $42.8 million for the first quarter of 2000 as compared with $55.2 million for the first quarter of 1999. The Retail Platform’s average loan yield was 8.18% for the first quarter of 2000 as compared with 7.96% for the first quarter of 1999. The decrease in interest income on loans for the first quarter of 2000, as compared with the first quarter of 1999, was due to lower average loan balances, as previously discussed, partially offset by an increase in the platform’s average loan yield, which was primarily due to a change in the mix of average retail loans from single-family mortgage loans to relatively higher-yielding auto loans and home equity loans and lines of credit combined with the impact related to the higher interest rate environment.

          The Retail Platform’s interest income on mortgage-backed securities was $12.2 million for the first quarter of 2000 as compared with $9.4 million for the first quarter of 1999. The Retail Platform’s average yield on mortgage-backed securities was 6.86% for the first quarter of 2000 as compared with 6.28% for the first quarter of 1999. The increase in interest income on mortgage-backed securities for the first quarter of 2000, as compared to the first quarter of 1999, was due to increases in both average balances and yields. The increases in average balances and yields were due to purchases of Government National Mortgage Association (sometimes referred to as GNMA) securities during the fourth quarter of 1999 and the first quarter of 2000. These securities, which have a zero risk-based capital requirement, also helped maintain our regulatory “well-capitalized” status.

          The Retail Platform’s interest income on investment securities, which consist primarily of short-term investments and our retained interests in auto loan securitizations, was $3.4 million for the first quarter of 2000 as compared with $3.5 million for the first quarter of 1999. The Retail Platform’s average yield on investment securities was 6.75% for the first quarter of 2000 as compared with 5.13% for the first quarter of 1999. The slight decrease in interest income on investments was due to lower average balances partially offset by an increase in average yield related to the higher interest rate environment and an increase in the average residual interest balance as a result of our December 1999 auto securitization, which has a higher yield relative to the total investment securities portfolio.

Commercial Platform

           Interest income for the Commercial Platform was $56.1 million for the first quarter of 2000 as compared with $31.9 million for the first quarter of 1999. The average yield on interest-earning assets for the Commercial Platform was 9.24% for the first quarter of 2000 as compared with 8.72% for the first quarter of 1999.

          The Commercial Platform’s interest income on loans was $54.4 million for the first quarter of 2000 as compared with $31.9 million for the first quarter of 1999. The Commercial Platform’s average loan and lease yield was 9.09% for the first quarter of 2000 as compared with 8.72% for the first quarter of 1999. The increase in net interest income on loans and leases for the first quarter of 2000, as compared with the first quarter of 1999, was due to higher average loan and lease balances, as previously discussed, and an increase in the platform’s average loan and lease yield, which was a result of the positive impact of the shift from lower-yielding multi-family mortgage-based loans to higher-yielding franchise and commercial business loans combined with the impact related to the higher interest rate environment.

          The Commercial Platform’s interest income on investment securities, which consist of asset-backed securities and residual interests in franchise loan securitizations, was $1.7 million for the first quarter of 2000. There were no investment securities in the Commercial Platform for the first quarter of 1999. The Commercial Platform’s average yield on investment securities was 19.29% for the first quarter of 2000.

Interest Expense

Deposits

           Interest expense on our deposits was $39.9 million for first quarter of 2000 as compared with $33.6 million for the first quarter of 1999. The average cost of deposits was 4.36% for the first quarter of 2000 as compared with 4.13% for the first quarter of 1999. The increase in interest expense on deposits was due to both higher average deposit balances and an increase in the cost of deposits. The increase in the cost of our deposits was primarily associated with the rising interest rate environment. Despite the rising interest rate environment, the average cost of transaction accounts, which comprise more than 51% of our total deposits, remained relatively constant, as compared with the fourth quarter of 1999 and the first quarter of 1999.

          The following table summarizes our deposit costs by type and our transaction accounts as a percentage of retail deposits for the periods indicated:

	At or For the Three Months Ended
	March 31, 2000	December 31, 1999	March 31, 1999
Transaction accounts	3.30%	3.28%	3.30%
Retail certificates of deposit	4.99	4.88	5.04

Total retail deposits	4.18	4.06	4.13
Brokered certificates of deposit	6.29	6.00	—

Total deposits	4.36%	4.24%	4.13%

Transaction accounts as a percentage of retail deposits	51.3%	51.0%	53.2%

Borrowings

           Interest expense on our borrowings was $31.4 million for the first quarter of 2000 as compared with $25.6 million for the first quarter of 1999. The average cost of borrowings was 6.28% for the first quarter of 2000 as compared with 5.70% for the first quarter of 1999. In accordance with generally accepted accounting principles, sometimes referred to as GAAP, these amounts exclude the expense associated with our Capital Securities. The increase in interest expense on borrowings for the first quarter of 2000, as compared with first quarter of 1999, was due to both higher average borrowing balances and an increase in borrowing costs. The increase in average balances was due to increased funding needs and largely represented additional, higher-cost funding sources related to our balance sheet expansion, including warehouse lines established during the latter half of 1999 primarily to fund our franchise loan production. The increase in borrowing costs was due to the higher interest rate environment combined with the utilization of warehouse lines, which carry higher costs relative to our more traditional borrowing sources, and an increase in the cost of our long-term debt. Our $50 million 8.42% Senior Debentures matured on June 1, 1999, and Bay View Bank issued $50 million of 10% Subordinated Notes on August 18, 1999, a portion of which was used to partially finance our acquisition of FMAC.

          The following table illustrates the changes in net interest income due to changes in the rate and volume of our interest-earning assets and interest-bearing liabilities for the first quarter of 2000 as compared with the first quarter of 1999. Changes in rate and volume which cannot be segregated (e.g., changes in average interest rate multiplied by average portfolio balance) have been allocated proportionately between the change in rate and the change in volume.

	For the Three Months Ended March 31, 2000 vs. 1999 (Unaudited)
	Rate Variance	Volume Variance	Total Variance
	(Dollars in thousands)
Interest income:
Loans and leases	$5,100	$4,975	$10,075
Mortgage-backed securities	922	1,887	2,809
Investment securities	1,670	(110)	1,560

	7,692	6,752	14,444

Interest expense:
Deposits	2,021	4,285	6,306
Borrowings	2,932	2,798	5,730

	4,953	7,083	12,036

Net interest income	$2,739	$ (331)	$ 2,408

Provision for Losses on Loans and Leases

          The provision for losses on loans and leases for the first quarter of 2000 was $8.0 million as compared with $5.3 million for the first quarter of 1999. The increase in the provision for losses on loans and leases for the first quarter of 2000, as compared with the first quarter of 1999, was due to higher provision levels within the Commercial Platform related to the increase in franchise loan balances throughout 1999 and the first quarter of 2000 combined with higher net charge-offs within the commercial equipment lease portfolio. A significant portion of the first quarter 2000 provision in the Retail Platform relates to our remaining high loan-to-value home equity portfolio. The following table illustrates the provision for losses on loans and leases, by platform, for the periods indicated:

	For the Three Months Ended (Unaudited)
	March 31, 2000	March 31, 1999
	(Dollars in thousands)
Retail Platform	$5,200	$5,251
Commercial Platform	2,800	60

Total	$8,000	$5,311

Noninterest Income

           Noninterest income for the first quarter of 2000 was $34.5 million as compared with $16.0 million for the first quarter of 1999. The increase in noninterest income for the first quarter of 2000, as compared with the first quarter of 1999, was largely attributable to higher auto leasing income in the Retail Platform resulting from the continued growth in our auto leasing activities, combined with higher loan servicing and fee income in the Commercial Platform related to our acquisition of FMAC. Noninterest income for the first quarter of 2000 included a $2.1 million gain for the Retail Platform associated with the sale of servicing rights and $1.3 million in gains for the Commercial Platform from the sales of $130.8 million in Bankers Mutual multi-family mortgage loans to Fannie Mae and Freddie Mac. The Retail Platform’s noninterest income for the first quarter of 1999 included a $1.1 million state tax refund resulting from a favorable ruling on a tax refund claim for taxable years otherwise closed. The following table illustrates noninterest income, by platform, for the periods indicated:

	For the Three Months Ended (Unaudited)
	March 31, 2000	March 31, 1999
	(Dollars in thousands)
Retail Platform	$30,402	$15,673
Commercial Platform	4,070	294

Total	$34,472	$15,967

Noninterest Expense

General and Administrative Expenses

           General and administrative expenses for the first quarter of 2000 were $41.4 million as compared with $26.2 million for the first quarter of 1999. General and administrative expenses for the first quarter of 2000 included $2.4 million in special mention items largely related to FMAC transition costs and other operational restructuring charges. Specifically during the quarter, we consolidated certain loan servicing operations and closed one FMAC satellite loan production office to achieve efficiencies. In addition, we outsourced our internal audit function to KPMG LLP as a means of realizing efficiencies and to take advantage of their industry expertise. General and administrative expenses for the first quarter of 1999 included $933,000 in special mention items related to operational restructuring costs, collection-based fees associated with a $1.1 million state tax refund (as mentioned in “Noninterest Income”) and third-party Year 2000 compliance-related costs. Special mention items generally include items recognized during the period that we believe are significant and/or unusual in nature and therefore useful to you in evaluating our performance and trends. These items may or may not be nonrecurring in nature.

           Excluding special mention items, the increase in general and administrative expenses for the first quarter of 2000, as compared with the first quarter of 1999, was primarily attributable to expenses related to our acquisition of FMAC on November 1, 1999, combined with inflationary pressures.

          The following table illustrates general and administrative expenses, by platform (not reflecting the allocation of branch network general and administrative expenses), for the periods indicated:

	Three Months Ended (Unaudited)
	March 31, 2000	March 31, 1999
	(Dollars in thousands)
Retail Platform	$19,341	$19,049
Commercial Platform	15,231	2,177

Subtotal	34,572	21,226
Indirect corporate overhead(1)	6,784	4,930

Total	$41,356	$26,156

(1)	Amount represents indirect corporate expenses not specifically identifiable with, or allocable to, our business platforms.

          The following table illustrates general and administrative expenses, excluding the special mention items as previously discussed, by platform (not reflecting the allocation of branch network general and administrative expenses), for the periods indicated:

	Excluding Special Mention Items for the Three Months Ended (Unaudited)
	March 31, 2000	March 31, 1999
	(Dollars in thousands)
Retail Platform	$18,655	$18,233
Commercial Platform	14,198	2,177

Subtotal	32,853	20,410
Indirect corporate overhead(1)	6,135	4,813

Total	$38,988	$25,223

(1)	Amount represents indirect corporate expenses not specifically identifiable with, or allocable to, our business platforms.

Retail Platform

          The Retail Platform’s general and administrative expenses, excluding special mention items, for the first quarter of 2000, as compared with the first quarter of 1999, remained relatively constant as cost savings initiatives implemented and other efficiencies realized were partially offset by inflationary pressures, including annual salary increases which were effective March 1, 2000 and 1999.

Commercial Platform

          The increase in the Commercial Platform’s general and administrative expenses, excluding special mention items, for the first quarter of 2000, as compared with the first quarter of 1999, were directly attributable to our acquisition of FMAC effective November 1, 1999.

Indirect Corporate Overhead

          The increase in indirect corporate overhead, excluding special mention items, for the first quarter of 2000, as compared with the first quarter of 1999, was due to inflationary pressures, including annual salary increases which were effective March 1, 2000 and 1999, and higher expenses in the bank holding company necessary to support our expanding business activities (primarily related to FMAC), which were partially offset by cost savings initiatives.

          The following table illustrates the ratio of general and administrative expenses to average total assets, including auto-related securitized assets, on an annualized basis for the periods indicated:

	Three Months Ended (Unaudited)
	March 31, 2000	March 31, 1999
	(Dollars in thousands)
General and administrative expenses	$ 41,356	$ 26,156
Average total assets, including auto-related securitized assets	$6,646,183	$5,671,972

Annualized general and administrative expenses to average total assets, including auto-related securitized assets	2.49%	1.84%

           Another measure that management uses to monitor our level of general and administrative expenses is the efficiency ratio. The efficiency ratio is calculated by dividing the amount of general and administrative expenses by operating revenues, defined as net interest income, as adjusted to include expenses associated with our Capital Securities, the excess of our leasing-related rental income over leasing-related depreciation expense, and other noninterest income. This ratio reflects the level of general and administrative expenses required to generate $1 of operating revenue.

          The following tables illustrate the efficiency ratio for the periods indicated:

	Three Months Ended (Unaudited)
	March 31, 2000	March 31, 1999
	(Dollars in thousands)
General and administrative expenses	$41,356	$26,156
Operating revenues, as defined	$61,720	$48,707

Efficiency ratio(1)	67.0%	53.7%

(1)	Prior to November 1, 1999, for the purpose of calculating the efficiency ratio, other noninterest income excluded gains or losses from securitizations and/or sales of loans and securities.

          The increase in the efficiency ratio for the first quarter of 2000, as compared with the first quarter of 1999, was due to higher general and administrative expenses, primarily associated with FMAC, partially offset by higher net interest income, higher net leasing-related rental income and higher noninterest income.

Leasing Expenses

           Leasing expenses represent expenses related to our auto leasing activities. Because the leases are accounted for as operating leases, the corresponding assets are capitalized and depreciated to their estimated residual values over their lease terms. This depreciation expense is included in leasing expenses, along with the amortization of capitalized initial direct lease costs. Leasing expenses were $15.4 million for the first quarter of 2000 as compared with $6.7 million for the first quarter of 1999. The increase in leasing expenses was due to growth in our auto-related operating lease portfolio.

Capital Securities

          On December 21, 1998, we issued $90 million in Capital Securities through Bay View Capital I, a business trust formed to issue the securities. The Capital Securities pay quarterly cumulative cash distributions at an annual rate of 9.76% of the liquidation value of $25 per share. Dividend expense on the Capital Securities was $2.2 million for both the first quarter of 2000 and the first quarter of 1999.

Amortization of Intangible Assets

           Amortization expense related to intangible assets was $6.3 million for the first quarter of 2000 as compared with $2.9 million for the first quarter of 1999. The increase in amortization expense was due to higher amortization expense in the Commercial Platform, primarily related to our acquisitions of FMAC during the fourth quarter of 1999 and, to a much lesser degree, Goodman Factors during the first quarter of 2000.

Income Tax Expense

           Income tax expense was $3.9 million for the first quarter of 2000 as compared with $6.3 million for the first quarter of 1999. Our effective tax rate was 88.2% for the first quarter of 2000 as compared with 46.9% for the first quarter of 1999. The increase in the effective tax rate was primarily due to an increase in nondeductible goodwill amortization related to the aforementioned acquisitions and a decrease in our income before income tax expense.

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

           Goodwill is generated from acquisitions accounted for under the purchase method of accounting. Under the purchase method of accounting, the assets acquired and liabilities assumed are recorded at their fair values. The excess of the consideration paid for the acquisition, including certain acquisition-related costs, over the fair value of net assets acquired is recorded as goodwill. This goodwill is then amortized as an expense in the acquiring company’s income statement over a period not exceeding 40 years.

          The purchase method of accounting differs significantly from the pooling-of-interests method of accounting for acquisitions. Under the pooling-of-interests method of accounting, the assets and liabilities of the company being acquired are combined with the assets and liabilities of the acquiring company at their recorded cost and, as a result, no goodwill is generated. As no goodwill is generated, a company that has accounted for its acquisitions under the pooling-of-interests method of accounting incurs no goodwill amortization expense.

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

          The following tables illustrate the reconciliation of net income to earnings excluding amortization of intangible assets, and the corresponding annualized performance return measures, for the periods indicated:

	Three Months Ended (Unaudited)
	March 31, 2000	March 31, 1999
	(Dollars in thousands, except per share amounts)
Net income(1)	$ 518	$7,133
Amortization of intangible assets, net of tax	5,696	2,511

Earnings excluding amortization	$6,214	$9,644

Earnings per diluted share	$ 0.02	$ 0.37

Earnings excluding amortization per diluted share	$ 0.19	$ 0.50

Return on average assets(2)	0.03%	0.51%

Return on average equity(2)	0.33%	7.51%

Earnings excluding amortization—return on average assets(3)	0.38%	0.69%

Earnings excluding amortization—return on average equity(3)	3.95%	10.15%

Earnings excluding amortization—return on average tangible assets(4)	0.40%	0.71%

Earnings excluding amortization—return on average tangible equity(4)	8.32%	15.58%

(1)	Net income for the periods indicated includes certain special mention items, as discussed above.
(2)	Return on average assets is defined as net income divided by average assets. Return on average equity is defined as net income divided by average equity.
(3)
Earnings excluding amortization—return on average assets is defined as earnings excluding amortization of intangible assets divided by average assets. Earnings excluding amortization—return on average equity is defined as earnings excluding amortization of intangible assets divided by average equity.

(4)
Earnings excluding amortization—return on average tangible assets is defined as earnings excluding amortization of intangible assets divided by average tangible assets. Earnings excluding amortization—return on average tangible equity is defined as earnings excluding amortization of intangible assets divided by average tangible equity. Average tangible assets are defined as average assets less average intangible assets. Average tangible equity is defined as average equity less average intangible assets.

Normalized Net Interest Income and Net Interest Margin

           Normalized net interest income and net interest margin include net rental income from our auto leasing activities (that is, the excess of rental income over depreciation expenses on auto-related lease assets), which are principally funded by our deposits, and also include expenses related to our Capital Securities. Because our auto leases are accounted for as operating leases, the rental income is reflected as noninterest income and the related expenses, including depreciation expense, are reflected as noninterest expenses, in accordance with GAAP. Normalized net interest income also excludes certain nonrecurring interest income and interest expense items.

           Normalized net interest income for first quarter of 2000 was $49.7 million as compared with $42.4 million for the first quarter of 1999. Normalized net interest margin for the first quarter of 2000 was 3.33% as compared with 3.15% for the first quarter of 1999. The following table illustrates normalized net interest income and net interest margin, by platform, for the periods indicated:

	For the Three Months Ended (Unaudited)
	March 31, 2000		March 31, 1999
	Normalized Net Interest Income	Normalized Net Interest Margin	Normalized Net Interest Income	Normalized Net Interest Margin
	(Dollars in thousands)
Retail Platform	$24,941	2.82%	$27,461	2.81%
Commercial Platform	24,725	4.08	14,980	4.05

Total	$49,666	3.33%	$42,441	3.15%

          The increases in normalized net interest income and net interest margin for the first quarter of 2000, as compared with the first quarter of 1999, were largely attributable to higher net rental income from our auto leasing activities, higher asset yields, increases in average interest-earning assets and the continued change-out of our balance sheet, as previously discussed, partially offset by higher funding costs, as previously discussed.

          The following table illustrates average interest-earning assets, including our auto-related operating lease assets, by platform, for the periods indicated:

	Average Interest-Earning Assets for the Three Months Ended (Unaudited)
	March 31, 2000	March 31, 1999
	(Dollars in thousands)
Retail Platform	$3,518,942	$3,873,929
Commercial Platform	2,419,753	1,469,149

Total	$5,938,695	$5,343,078

          The decrease in the Retail Platform's average interest-earning assets, including our auto-related operating lease assets, and the corresponding increase in the Commercial Platform's average interest-earning assets reflects our continued shift in asset mix toward more commercial bank-like products, specifically franchise loans. The Retail Platform's average interest-earning assets were significantly impacted from March of 1999 to March of 2000 by loan sales and securitizations throughout 1999 and during the first quarter of 2000 as discussed elsewhere herein or previously disclosed.

           The following table illustrates interest-earning assets, including our auto-related operating lease assets, by platform, as of the dates indicated:

	(Unaudited)
	At March 31, 2000	At December 31, 1999
	(Dollars in thousands)
Retail Platform	$3,033,740	$3,658,735
Commercial Platform	2,520,283	2,219,536

Total	$5,554,023	$5,878,271

      The significant decrease in the Retail Platform's interest-earning assets, including our auto-related operating lease assets, at March 31, 2000, as compared with December 31, 1999, was due primarily to the sale of $251 million of single-family mortgage loans and the securitization and sale of $357 million of auto loans at the end of the first quarter of 2000. These transactions were capital management driven and helped maintain our regulatory "well-capitalized" status as of March 31, 2000.

Balance Sheet Analysis

          Our total assets were $6.4 billion at March 31, 2000 as compared with $6.5 billion at December 31, 1999. The slight decrease in total assets relates primarily to certain capital management-driven transactions we executed towards the end of the first quarter of 2000 in order to help maintain our regulatory “well-capitalized” status. Specifically, we sold $251.4 million of single-family mortgage loans and securitized and sold $356.6 million of auto loans during the first quarter of 2000. These activities were partially offset by our loan and lease orginations and our investment of $288.3 million in additional securities during the quarter.

Securities

          Our securities activities are primarily conducted by Bay View Bank. Bay View Bank has historically purchased securities to supplement our loan production. The majority of the securities purchased are high-quality mortgage-backed securities, including securities issued by GNMA, Fannie Mae and Freddie Mac and senior tranches of private issue collateralized mortgage obligations, or CMOs. In addition to these securities, we also hold retained interests in loan and lease securitizations and hold investment securities such as U.S. government agency notes and other short-term securities.

           The following table illustrates our securities portfolio as of the dates indicated:

	(Unaudited)
	March 31, 2000		December 31, 1999
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available-for-sale
Federal National Mortgage Association stock	$ 579	$ 540	$ 579	$ 572
Asset-backed securities	5,421	5,421	5,393	5,393
Retained interests in securitizations	44,332	44,332	43,098	43,098

Total investment securities	50,332	50,293	49,070	49,063

Mortgage-backed securities:
Issued by GNMA	9,493	9,377	9,795	9,639
Issued by Freddie Mac and Fannie Mae	429	420	517	504
CMOs	324	324	336	336

Total mortgage-backed securities	10,246	10,121	10,648	10,479

Total securities available-for-sale	60,578	60,414	59,718	59,542

Held-to-maturity
Federal Home Loan Bank callable notes	20,295	20,111	9,997	9,828

Total investment securities	20,295	20,111	9,997	9,828

Mortgage-backed securities:
Issued by GNMA	448,530	447,989	174,379	171,952
Issued by Freddie Mac and Fannie Mae	286,779	278,242	297,640	289,385
Issued by other financial intermediaries	17,605	17,774	20,633	20,745
CMOs	148,055	138,555	151,582	143,502

Total mortgage-backed securities	900,969	882,560	644,234	625,584

Total securities held-to-maturity	921,264	902,671	654,231	635,412

	$981,842	$963,085	$713,949	$694,954

          We purchased $278 million of GNMA securities for our held-to maturity portfolio during the first quarter of 2000 due to their favorable regulatory capital risk-weighting. We also purchased $10.3 million of Federal Home Loan Bank callable notes. In addition, securities available-for-sale increased during the first quarter of 2000 due to the retained interest generated from our March securitization and sale of auto loans, partially offset by cash payments received and purchase accounting adjustments related to FMAC. There were no sales of investment securities during the first quarter of 2000.

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

Loans and Leases

          The following table illustrates our loan and lease portfolio as of the dates indicated:

	(Unaudited)
	March 31, 2000	December 31, 1999
	(Dollars in thousands)
Loans and Leases Receivable:
Retail:
Single-family mortgage loans	$ 639,488	$ 940,235
Home equity loans and lines of credit	625,300	648,676
Auto loans(1)	171,920	496,901

Total retail loans	1,436,708	2,085,812
Commercial:
Multi-family mortgage loans	628,301	622,835
Commercial mortgage loans	308,204	317,068
Franchise loans	1,227,298	1,040,608
Asset-based loans, factoring loans and commercial leases	283,465	254,671
Business loans	37,244	33,345

Total commercial loans and leases	2,484,512	2,268,527

Gross loans and leases	3,921,220	4,354,339
Premiums and discounts and deferred fees and costs, net	43,677	59,315
Allowance for losses on loans and leases	(49,344)	(52,161)

Net loans and leases	$3,915,553	$4,361,493

(1)	Amounts exclude auto-related operating lease assets reported separately from loans and leases totaling $504.2 million at March 31, 2000 and $463.1 million at December 31, 1999.

           During the first quarter of 2000, we sold $251.4 million of single-family loans and securitized and sold $356.6 million of auto loans. These capital management-driven transactions occurred toward the end of the quarter and helped maintain our regulatory “well-capitalized” status. Additionally, during the first quarter we sold $22.1 million of commercial equipment leases.

          The reduction of single-family loans also reduces our geographic concentration risk and is consistent with our continuing efforts to replace lower-yielding mortgage-based assets with higher-yielding commercial bank-like assets.

           Our strategy is to focus our loan and lease production efforts on high-quality consumer and commercial loans and leases with higher risk-adjusted yields relative to mortgage loans. In 1999, we supplemented our originations with a significant amount of loan and lease purchases. The franchise loans purchased in 1999 were originated by FMAC. The following table illustrates our loan and lease production for the periods indicated:

	Three Months Ended (Unaudited)
	March 31, 2000	March 31, 1999
	(Dollars in thousands)
Loan and Lease Production:
Originations:
Home equity loans and lines of credit	$ 16,129	$ 14,624
Auto loans and leases(1)	133,077	162,671
Mortgage loans	38,319	48,646
Franchise loans	192,527	—
Bankers Mutual multi-family loans(2)	130,774	—
Asset-based loans, factoring loans and commercial leases	38,179	43,176
Business loans	14,845	7,542

Total originations	563,850	276,659

Purchases:
Home equity loans	—	17,895
Auto loans	2,836	12,156
Mortgage loans	1,496	8,712
Franchise loans	—	329,523

Total purchases	4,332	368,286

Total loan and lease production	$568,182	$644,945

(1)
Includes auto-related operating lease assets totaling $62.5 million for the first quarter of 2000 and $87.7 million for the first quarter of 1999 which are not included in our total loan and lease portfolio in accordance with GAAP.

(2)	100% of Bankers Mutual multi-family mortgage loans are originated and sold through seller-servicer programs administered by Fannie Mae and Freddie Mac.

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

           Overall credit quality has continued to remain strong as evidenced by the low nonperforming assets and delinquencies presented below. The following table illustrates our nonperforming assets and troubled debt restructurings as of the dates indicated:

	(Unaudited)
	March 31, 2000	December 31, 1999
	(Dollars in thousands)
Nonaccrual loans and leases	$25,744	$22,918
Real estate owned	544	2,467
Other repossessed assets	306	554

Nonperforming assets	26,594	25,939
Troubled debt restructurings	1,041	1,009

Total	$27,635	$26,948

          The increase in nonaccrual loans and leases at March 31, 2000, as compared with December 31, 1999, was primarily due to one specific asset-based loan within the Commercial Platform.

          The following table illustrates, by platform, nonperforming assets and nonperforming assets as a percentage of total assets, excluding loans and leases held-for-sale:

	Nonperforming Assets as a Percentage of Consolidated Assets (Unaudited)
	March 31, 2000		December 31, 1999
	(Dollars in thousands)
Retail Platform:
Single-family mortgage	$ 3,875	0.06%	$ 5,121	0.08%
Home equity	2,888	0.05	2,958	0.04
Auto	585	0.01	1,307	0.02

Total retail platform	7,348	0.12	9,386	0.14
Commercial Platform:
Multi-family mortgage	433	0.01	1,172	0.02
Commercial real estate	2,050	0.03	2,623	0.04
Franchise	9,703	0.16	10,119	0.16
Asset-based loans, factoring loans and commercial leases	7,060	0.11	1,639	0.02
Business loans	—	—	1,000	0.02

Total commercial platform	19,246	0.31	16,553	0.26

Total	$26,594	0.43%	$25,939	0.40%

          The following table illustrates, by platform, loans and leases delinquent 60 days or more as a percentage of gross loans and leases, excluding loans and leases held-for-sale:

	Loans and Leases Delinquent 60 Days or More as a Percentage of Gross Loans and Leases (Unaudited)
	March 31, 2000		December 31, 1999
	(Dollars in thousands)
Retail Platform	$12,510	0.34%	$16,747	0.39%
Commercial Platform	15,158	0.41	11,668	0.27

Total	$27,668	0.75%	$28,415	0.66%

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

           2.  Reserves for groups of smaller-balance homogenous loans and leases that are collectively evaluated for impairment and for groups of performing larger-balance loans and leases which currently exhibit no identifiable weaknesses.    The smaller-balance homogenous loans and leases generally consist of single-family mortgage loans and consumer loans, including auto loans, home equity loans and lines of credit and unsecured personal loans. The larger-balance loans and leases generally consist of commercial or income producing real estate loans and leases. These loans and leases have specific characteristics which indicate that it is probable that a loss has been incurred in a group of loans or leases with those similar characteristics. Reserves for these groups of loans and leases are determined based on a combination of factors including historical loss experience, asset concentrations, levels and trends of classified assets, and loan and lease delinquencies. Reserves for these groups of loans and leases also include an additional reserve for certain products we have introduced more recently, such as high loan-to-value home equity loans and franchise loans and leases, where we do not have extensive historical data, other than industry experience, upon which to base its reserve levels. This additional reserve is intended to provide for those situations where our experience may be different than industry experience.

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

          The allowance for losses on loans and leases at March 31, 2000 was $49.3 million as compared with $52.2 million at December 31, 1999. The decrease in the allowance for losses on loans and leases was primarily related to our loan sales during the first quarter of 2000.

           The following table illustrates the allowance for losses on loans and leases as a percentage of both nonperforming assets and gross loans and leases, excluding loans and leases held-for-sale:

	Allowance for Losses on Loans and Leases as a Percentage of Specified Assets (Unaudited)
	March 31, 2000		December 31, 1999
	Assets	Percent	Assets	Percent
	(Dollars in thousands)
Nonperforming assets	$ 26,594	186%	$ 25,939	201%
Gross loans and leases, excluding loans and leases held- for-sale	$3,681,789	1.34%	$4,288,092	1.22%

          The following table illustrates the changes in the allowance for losses on loans and leases for the periods indicated:

	(Unaudited)
	Three Months Ended March 31, 2000	Three Months Ended March 31, 1999	Year Ended December 31, 1999
	(Dollars in thousands)
Beginning balance	$52,161	$45,405	$ 45,405
Reserves related to acquisitions	—	—	8,256
Transfers of loans to held-for-sale	(4,149)	—	(2,656)
Charge-offs:
Mortgage	(64)	(394)	(827)
Home Equity	(4,948)	(4,634)	(19,568)
Auto	(1,456)	(2,270)	(7,674)
Asset-based loans, factoring loans and commercial leases	(1,030)	(104)	(3,176)
Franchise(1)	(643)	—	—

	(8,141)	(7,402)	(31,245)
Recoveries:
Mortgage	18	144	607
Home Equity	743	187	1,530
Auto	403	502	1,722
Asset-based loans, factoring loans and commercial leases	103	—	231
Franchise(1)	206	—	—

	1,473	833	4,090
Net charge-offs	(6,668)	(6,569)	(27,155)
Provision for losses on loans and leases	8,000	5,311	28,311

Ending balance	$49,344	$44,147	$ 52,161

Net charge-offs to average loans and leases (annualized)	0.59%	0.62%	0.61%

(1)	Represents franchise amounts subsequent to the acquisition of FMAC on November 1, 1999.

          The decrease in the annualized percentage of net charge-offs to average loans and leases for the first quarter of 2000, as compared with the year ended December 31, 1999, was due primarily to an increase in average loan and lease balances and slightly lower annualized net charge-offs.

Deposits

          As a primary part of our business, we generate deposits for the purpose of funding loans, leases and securities. The following table illustrates deposits as of the dates indicated:

	(Unaudited)
	March 31, 2000		December 31, 1999
	Amount	% of Total Deposits	Amount	% of Total Deposits
	(Dollars in thousands)
Transaction accounts	$1,728,979	46.6%	$1,703,123	45.7%
Retail certificates of deposit	1,638,283	44.1	1,637,127	43.9

Total retail deposits	3,367,262	90.7	3,340,250	89.6
Brokered certificates of deposit	346,750	9.3	389,530	10.4

Total	$3,714,012	100.0%	$3,729,780	100.0%

Borrowings

          In addition to deposits, we utilize collateralized advances from the Federal Home Loan Bank of San Francisco and other borrowings, such as subordinated debt, capital securities, warehouse lines, and securities sold under agreements to repurchase (also known as reverse repurchase agreements), on a collateralized and noncollateralized basis, for various purposes including the funding of loans, leases and securities as well as to support the execution of our business strategies.

          The following table illustrates outstanding borrowings as of the dates indicated:

	(Unaudited)
	March 31, 2000	December 31, 1999
	(Dollars in thousands)
Advances from the Federal Home Loan Bank of San Francisco	$1,241,800	$1,367,300
Securities sold under agreements to repurchase	171,536	17,883
Warehouse lines	326,919	397,538
Subordinated Notes, net	149,518	149,502
Other borrowings	2,513	3,294
Capital Securities	90,000	90,000

Total	$1,982,286	$2,025,517

          On August 18, 1999, Bay View Bank issued $50 million of 10% Subordinated Notes, which mature in August 2009. During 1999, two warehouse lines with initial committed amounts totaling $600 million were secured. Both lines have maturities of one year or less. One warehouse line of $500 million was established to provide financing for franchise loans and the other of $100 million was established to fund Bankers Mutual multi-family loan production.

          The lower borrowing level at March 31, 2000, as compared with December 31, 1999, was due primarily to a decrease in warehouse lines and the paydown of Federal Home Loan Bank advances associated with the sale of single-family mortgage loans and the securitization and sale of auto loans during the first quarter of 2000, partially offset by an increase in securities sold under agreements to repurchase. We anticipate that the balances of our Federal Home Loan Bank advances will continue to decline due to the decrease in eligible mortgage-based collateral resulting from the continuing change-out of our balance sheet.

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

          To assist you in analyzing our liquidity, you should review our Consolidated Statements of Cash Flows at Item 1. “Financial Statements and Supplementary Data.”

Capital Resources

           Management seeks to maintain adequate capital to support anticipated asset growth and credit risks, and to ensure that Bay View Capital Corporation and Bay View Bank are in compliance with all regulatory capital guidelines. Stockholders’ equity totaled $629.2 million at March 31, 2000 as compared with $631.2 million at December 31, 1999. This decrease was largely due to dividends declared partially offset by earnings for the first quarter of 2000. Tangible stockholders’ equity, which excludes intangible assets, was $290.7 million at March 31, 2000 as compared with $302.2 million at December 31, 1999. This decrease was largely due to additional intangible assets related to our acquisitions and dividends declared, partially offset by our earnings for the first quarter of 2000 combined with the amortization of intangible assets.

          The following table illustrates the reconciliation of our stockholders’ equity to tangible stockholders’ equity as of the dates indicated:

	(Unaudited)
	At March 31, 2000	At December 31, 1999
	(Dollars in thousands, except per share amounts)
Stockholders’ equity	$629,181	$ 631,194
Intangible assets	(338,434)	(329,005)

Tangible stockholders’ equity	$290,747	$ 302,189

Book value per share	$ 19.32	$ 19.38

Tangible book value per share	$ 8.93	$ 9.28

           The following table illustrates the changes in our tangible stockholders’ equity for the periods indicated:

	(Unaudited)
	Three Months Ended March 31, 2000	Year Ended December 31, 1999
	(Dollars in thousands)
Beginning tangible stockholders’ equity	$302,189	$ 243,723
Net income	518	28,964
Equity issued in connection with acquisitions	—	237,022
Additional intangible assets related to acquisitions accounted for under the purchase method of accounting	(15,736)	(199,344)
Intangible assets generated from branch acquisitions	—	(6,154)
Amortization of intangible assets	6,307	13,687
Repurchase of common stock	—	(8,381)
Exercise of stock options	—	498
Cash dividends declared	(3,258)	(5,579)
Other	727	(2,247)

Ending tangible stockholders’ equity	$290,747	$ 302,189

           Intangible assets generated from our acquisitions accounted for under the purchase method of accounting are deducted from stockholders’ equity in the above calculation to arrive at tangible stockholders’ equity. Conversely, the amortization of intangible assets increases tangible stockholders’ equity as well as Bay View Capital Corporation’s and Bay View Bank’s Tier 1 regulatory capital.

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

          Bay View Bank’s regulatory capital levels at March 31, 2000 exceeded both the minimum requirements as well as the requirements necessary to be considered well-capitalized as illustrated in the following table:

	(Unaudited)
	Actual		Minimum Requirement		Well-Capitalized Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 Leverage	$367,803	6.40%	$229,878	4.00%	$287,348	5.00%
Tier 1 Risk-based	$367,803	8.09%	$181,767	4.00%	$272,651	6.00%
Total Risk-based	$466,455	10.26%	$363,535	8.00%	$454,418	10.00%

           Bay View Capital Corporation’s regulatory capital levels at March 31, 2000 exceeded both the Federal Reserve Board’s minimum requirements as well as the requirements necessary to be considered well-capitalized by the Federal Reserve Board as illustrated in the following table:

	(Unaudited)
	Actual		Minimum Requirement		Well-Capitalized Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 Leverage	$376,663	6.09%	$247,560	4.00%	—	—
Tier 1 Risk-based	$376,663	7.11%	$211,895	4.00%	$317,842	6.00%
Total Risk-based	$575,525	10.86%	$423,790	8.00%	$529,737	10.00%

Share Repurchase Program

          In August 1998, our Board of Directors authorized the repurchase of up to $50 million in shares of our common stock. During 1999 we repurchased 460,000 shares of our common stock for $8.3 million at an average price of $18.22 per share. We did not repurchase any shares of our common stock during the first quarter of 2000. In November 1999, our treasury shares were reissued in conjunction with the acquisition of FMAC. At March 31, 2000, we had approximately $17.6 million in remaining authorization available for future share repurchases.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Asset and Liability Management

          The objective of our asset and liability management activities is to improve our earnings by adjusting the type and mix of assets and liabilities to effectively address changing conditions and risks. Through overall management of our balance sheet and by controlling various risks, we seek to optimize our financial returns within safe and sound parameters. Our operating strategies for attaining this objective include managing net interest margin through appropriate risk/return pricing of assets and liabilities and emphasizing growth in retail deposits, as a percentage of interest-bearing liabilities, to reduce our cost of funds. Our strategy includes originating and purchasing quality assets with higher risk-adjusted yields and selling assets with lower risk-adjusted yields or repricing characteristics that do not meet our objectives for managing interest rate risk. We also seek to improve earnings through controlling noninterest expense, enhancing noninterest income and utilizing improved information systems to facilitate our analysis of the profitability of our business platforms. We utilize derivative financial instruments to hedge mismatches in the rate and maturity of our assets and their funding sources and to reduce interest rate risk on anticipated transactions. Finally, we perform internal analyses to measure, evaluate and monitor risk.

Interest Rate Risk

          A key objective of asset and liability management is to manage interest rate risk associated with changing asset and liability cash flows and market interest rate movements. Interest rate risk occurs when interest rate sensitive assets and liabilities do not reprice simultaneously and in equal volumes. Our Asset and Liability Committee provides oversight to our interest rate risk management process and recommends policy guidelines regarding exposure to interest rates for approval by our Board of Directors. Adherence to these policies is monitored on an ongoing basis, and decisions related to the management of interest rate exposure are made when appropriate in accordance with our policy guidelines.

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

Interest Rate Exchange Agreements (Swaps)

          We use interest rate exchange agreements, or swaps, to hedge mismatches in the rate and maturity of certain of our assets and their funding sources. Interest rate swaps involve the exchange of fixed-rate and variable-rate interest payment obligations without the exchange of the underlying notional amounts. We were a party to interest rate swaps with notional principal amounts of $256.5 million at both March 31, 2000 and December 31, 1999 which involve the receipt of floating interest rates (based on the three-month London Interbank Offered Rate, sometimes referred to as LIBOR) and payment of fixed interest rates on the underlying notional amounts.

Treasury Futures Contracts

          We periodically securitize and/or sell fixed- and variable-rate loans and leases. To mitigate the risk of the effects of interest rate fluctuations on the value of our fixed-rate loans classified as held-for-sale, we will in certain cases hedge our interest rate risk related to these assets by entering into United States Treasury futures contracts. We had open positions with notional amounts of $178.8 million at March 31, 2000 and $32.5 million at December 31, 1999 related to the United States Treasury futures contracts used to hedge fixed-rate franchise loans classified as held-for-sale.

           Interest rate risk is the most significant market risk impacting us; however, other types of market risk also affect us in the normal course of our business activities. The impact on us resulting from other market risks is deemed immaterial and no separate disclosure of quantitative information related to such market risks is deemed necessary. We do not maintain a portfolio of trading securities and do not intend to engage in such activities in the foreseeable future.

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

          The following table illustrates our combined asset and liability repricing as of March 31, 2000:

	Repricing Period (Unaudited)
	Under One Year	Between One and Three Years	Between Three and Five Years	Over Five Years	Total
	(Dollars in thousands)

Assets:

Cash and investments	$ 111,889	$ 4,189	$ 3,028	$ 54,762	$ 173,868
Mortgage-backed securities and loans and leases(1)	2,421,498	1,086,792	536,651	1,335,214	5,380,155

Total interest rate sensitive assets	$2,533,387	$1,090,981	$ 539,679	$1,389,976	$5,554,023

Liabilities:

Deposits:
Transaction accounts	$1,034,571	$ 480,418	$ 142,660	$ 71,330	$1,728,979
Retail certificates of deposit	1,434,263	198,895	4,237	888	1,638,283
Brokered certificates of deposit	346,750	—	—	—	346,750
Borrowings(2)	1,145,317	164,908	300,340	371,721	1,982,286

Total interest rate sensitive liabilities	$3,960,901	$ 844,221	$ 447,237	$ 443,939	$5,696,298

Repricing gap-positive (negative) before impact of derivatives	$(1,427,514)	$ 246,760	$ 92,442	$ 946,037	$ (142,275)

Impact of derivatives	335,300	(54,000)	(25,000)	(77,500)

	$(1,092,214)	$ 192,760	$ 67,442	$ 868,537

Cumulative repricing gap-positive (negative)	$(1,092,214)	$(899,454)	$(832,012)	$ 36,525

(1)	Based on assumed annual prepayment and amortization rates, which approximate our historical experience.
(2)	Includes Capital Securities.

           The simulation model discussed above also provides the Asset and Liability Committee with the ability to simulate our net interest income. In order to measure, at March 31, 2000, the sensitivity of our forecasted net interest income to changing interest rates, both a rising and falling interest rate scenario were projected and compared to a base market interest rate forecast derived from the current treasury yield curve. For the rising and falling interest rate scenarios, the base market interest rate forecast was increased or decreased, on an instantaneous and sustained basis, by 100 and 200 basis points. At March 31, 2000, our net interest income exposure related to these hypothetical changes in market interest rates was within our policy guidelines as illustrated in the following table:

	Increase/(Decrease) in Net Interest Income (Unaudited)
	-200 bp	-100 bp	+100 bp	+200 bp
	(Dollars in thousands)
Projected effect:
Net interest income without swaps	$202,965	$190,237	$164,145	$149,067
Net interest income with swaps	$195,025	$185,971	$167,227	$155,824
Impact of swaps	$ (7,940)	$ (4,266)	$ 3,082	$ 6,757
% Increase (decrease) from base net interest income, with swaps	10.15%	5.02%	(5.61)%	(12.08)%
Policy guidelines	(15.00)%	(10.00)%	(10.00)%	(15.00)%

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

           None

Item 3.    Defaults Upon Senior Securities

           None

Item 4.    Submission of Matters to a Vote of Security Holders

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

a (i) Computation of Ratios of Earnings to Fixed Charges (Exhibit 12)

a (ii) Financial Data Schedule (Exhibit 27)

b (i) The Registrant filed the following report on Form 8-K dated February 15, 2000 during the three months ended March 31, 2000:

          The Board of Directors established April 27, 2000 as the date of the Annual Meeting of Stockholders.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAY VIEW CAPITAL CORPORATION
Registrant

DATE: May 12, 2000
/s/ SCOTT H. RAY
By:

Scott H. Ray
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ JEFFREY O. BUTCHER
By:

Jeffrey O. Butcher
Senior Vice President and Controller (Principal Accounting Officer)