Form 10-Q
period 2000-06-30
BAY VIEW CAPITAL CORP
filed 2000-08-03
CIK 840387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2000

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

          Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, Par Value $.01	Outstanding at July 31, 2000
(Title of Class)	32,571,167 shares

FORM 10-Q

INDEX

BAY VIEW CAPITAL CORPORATION

Page(s)

PART I.    FINANCIAL INFORMATION

PART II.    OTHER INFORMATION

Other Information	54

Signatures	55

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

•	the demand for our products;

•	actions taken by our competitors;

•	tax rate changes, new tax laws and revised tax law interpretations;

•	adverse changes occurring in the securities markets;

•	inflation and changes in prevailing interest rates that reduce our margins or the fair value of the financial instruments we hold;

•	economic or business conditions, either nationally or in our market areas, that are worse than we expect;

•	legislative or regulatory changes that adversely affect our business;

•	our inability to securitize and/or sell assets;

•	the timing, impact and other uncertainties of our asset sales and/or acquisitions and our success or failure in the integration of their operations;

•	our ability to enter new geographic and product markets successfully and capitalize on growth opportunities;

•	technological changes that are more difficult or expensive than we expect;

•	increases in delinquencies and defaults by our borrowers and other loan delinquencies;

•	increases in our provision for losses on loans and leases;

•	our inability to sustain or improve the performance of our subsidiaries;

•	our inability to achieve the financial goals in our strategic plans, including any financial goals related to both contemplated and consummated asset sales and/or acquisitions;

•	the outcome of lawsuits or regulatory disputes;

•	credit and other risks of lending, leasing and investment activities; and

•	our inability to use the net operating loss carryforwards we currently have.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30, 2000	December 31, 1999
	(Dollars in thousands)
ASSETS

Cash and cash equivalents:
Cash and due from depository institutions	$ 187,806	$ 155,600
Short-term investments	783	188,305

	188,589	343,905
Securities available-for-sale:
Investment securities	62,302	49,063
Mortgage-backed securities	649	10,479
Securities held-to-maturity:
Investment securities	307,704	9,997
Mortgage-backed securities	925,320	644,234
Loans and leases held-for-sale	346,822	66,247
Loans and leases held-for-investment, net	3,389,119	4,295,246
Investment in operating lease assets, net	532,313	463,088
Investment in stock of the Federal Home Loan Bank of San Francisco	49,025	77,835
Investment in stock of the Federal Reserve Bank	19,590	13,476
Real estate owned, net	5,289	2,467
Premises and equipment, net	22,894	27,216
Intangible assets	327,653	329,005
Other assets	165,574	166,442

Total assets	$6,342,843	$6,498,700

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Transaction accounts	$1,713,381	$1,703,123
Retail certificates of deposit	1,624,193	1,637,127
Brokered certificates of deposit	502,865	389,530

	3,840,439	3,729,780
Advances from the Federal Home Loan Bank of San Francisco	964,300	1,367,300
Short-term borrowings	622,810	415,421
Subordinated Notes, net	149,534	149,502
Other borrowings	1,668	3,294
Other liabilities	47,094	112,209

Total liabilities	5,625,845	5,777,506

Guaranteed Preferred Beneficial Interest in our Junior Subordinated Debentures (“Capital Securities”)	90,000	90,000
Stockholders’ equity:
Serial preferred stock; authorized, 7,000,000 shares; outstanding, none	—	—
Common stock ($.01 par value); authorized, 60,000,000 shares; issued, 2000—32,636,219; 1999—32,629,056 shares; outstanding, 2000—32,571,167; 1999—32,562,942 shares	326	326
Additional paid-in capital	456,010	455,964
Retained earnings (substantially restricted)	173,305	179,100
Treasury stock, at cost, 2000—65,052 shares; 1999—66,114 shares	(1,081)	(1,094)
Accumulated other comprehensive income:
Unrealized gain (loss) on securities available-for-sale, net of tax	102	(293)
Debt of Employee Stock Ownership Plan	(1,664)	(2,809)

Total stockholders’ equity	626,998	631,194

Total liabilities and stockholders’ equit y	$6,342,843	$6,498,700

The accompanying notes are an integral part of these consolidated financial statements.

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended
	June 30, 2000	June 30, 1999
	(Amounts in thousands, except per share amounts)
Interest income:
Interest on loans and leases	$ 87,518	$ 90,914
Interest on mortgage-backed securities	16,360	8,798
Interest and dividends on investment securities	10,803	3,004

	114,681	102,716
Interest expense:
Interest on deposits	41,213	33,475
Interest on borrowings	26,580	23,337
Interest on Subordinated Notes and Senior Debentures	3,713	3,158

	71,506	59,970
Net interest income	43,175	42,746
Provision for losses on loans and leases	9,500	6,800

Net interest income after provision for losses on loans and leases	33,675	35,946
Noninterest income:
Leasing income	24,667	13,094
Loan fees and charges	1,743	1,342
Loan servicing income	1,461	441
Account fees	2,045	1,778
Sales commissions	1,438	1,300
Gain on sale of assets and liabilities, net	1,168	—
Other, net	1,074	160

	33,596	18,115
Noninterest expense:
General and administrative	42,757	25,879
Leasing expenses	16,934	8,938
Dividend expense on Capital Securities	2,234	2,234
Real estate owned operations, net	(30)	(57)
Amortization of intangible assets	6,502	2,883

	68,397	39,877
Income (loss) before income tax expense	(1,126)	14,184
Income tax expense (benefit)	(1,330)	6,648

Net income	$ 204	$ 7,536

Basic earnings per share	$ 0.01	$ 0.40

Diluted earnings per share	$ 0.01	$ 0.40

Weighted-average basic shares outstanding	32,631	18,746

Weighted-average diluted shares outstanding	32,636	18,874

Net income	$ 204	$ 7,536
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on securities available-for-sale, net of tax expense (benefit) of $150 and ($56) for the three months ended June 30, 2000 and June 30, 1999, respectively	213	(80)

Comprehensive income	$ 417	$ 7,456

The accompanying notes are an integral part of these consolidated financial statements.

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	For the Six Months Ended
	June 30, 2000	June 30, 1999
	(Amounts in thousands, except per share amounts)
Interest income:
Interest on loans and leases	$184,711	$178,032
Interest on mortgage-backed securities	28,567	18,196
Interest and dividends on investment securities	15,868	6,509

	229,146	202,737
Interest expense:
Interest on deposits	81,121	67,077
Interest on borrowings	54,231	45,446
Interest on Subordinated Notes and Senior Debentures	7,428	6,685

	142,780	119,208
Net interest income	86,366	83,529
Provision for losses on loans and leases	17,500	12,111

Net interest income after provision for losses on loans and leases	68,866	71,418
Noninterest income:
Leasing income	47,137	22,752
Loan fees and charges	4,313	2,875
Loan servicing income	2,946	909
Account fees	3,959	3,432
Sales commissions	2,808	2,481
Gain on sale of assets and liabilities, net	4,366	—
Other, net	2,539	1,633

	68,068	34,082
Noninterest expense:
General and administrative	84,113	52,035
Leasing expenses	32,315	15,619
Dividend expense on Capital Securities	4,467	4,469
Real estate owned operations, net	(17)	(23)
Amortization of intangible assets	12,809	5,787

	133,687	77,887
Income before income tax expense	3,247	27,613
Income tax expense	2,525	12,944

Net income	$ 722	$ 14,669

Basic earnings per share	$ 0.02	$ 0.77

Diluted earnings per share	$ 0.02	$ 0.77

Weighted-average basic shares outstanding	32,633	18,953

Weighted-average diluted shares outstanding	32,641	19,103

Net income	$ 722	$ 14,669
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on securities available-for-sale, net of tax expense (benefit) of $278 and ($8) for the six months ended June 30, 2000 and June 30, 1999, respectively	395	(11)

Comprehensive income	$ 1,117	$ 14,658

The accompanying notes are an integral part of these consolidated financial statements.

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Number of Shares Issued	Common Stock	Additional Paid-in Capital	Retained Earnings (1)	Treasury Stock	Unrealized Gain (Loss) on Securities Available- for-Sale, Net of Tax	Debt of Employee Stock Ownership Plan	Total Stockholders’ Equity
	(Amounts in thousands, except per share amounts)
Balance at December 31, 1998	20,376	$204	$251,010	$155,715	$(25,157)	$(202)	$(3,759)	$377,811
Issuance of common stock (FMAC acquisition):
From shares held in treasury	—	—	—	—	32,444	—	—	32,444
From authorized but unissued shares	12,212	122	204,456	—	—	—	—	204,578
Repurchase of common stock	—	—	—	—	(8,381)	—	—	(8,381)
Exercise of stock options, including tax benefits	41	—	498	—	—	—	—	498
Cash dividends declared ($0.30 per share)	—	—	—	(5,579)	—	—	—	(5,579)
Change in unrealized loss on securities available-for-sale, net of tax	—	—	—	—	—	(91)	—	(91)
Repayment of debt	—	—	—	—	—	—	950	950
Net income	—	—	—	28,964	—	—	—	28,964

Balance at December 31, 1999	32,629	326	455,964	179,100	(1,094)	(293)	(2,809)	631,194
Exercise of stock options, including tax benefits	7	—	59	—	—	—	—	59
Distribution of restricted shares	—	—	(13)	—	13	—	—	—
Cash dividends declared ($0.20 per share)	—	—	—	(6,517)	—	—	—	(6,517)
Change in unrealized gain (loss) on securities available-for-sale, net of tax	—	—	—	—	—	395	—	395
Repayment of debt	—	—	—	—	—	—	1,145	1,145
Net income	—	—	—	722	—	—	—	722

Balance at June 30, 2000	32,636	$326	$456,010	$173,305	$ (1,081)	$102	$(1,664)	$626,998

(1)	Substantially restricted.

The accompanying notes are an integral part of these consolidated financial statements.

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30, 2000	June 30, 1999
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 722	$ 14,669
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	12,809	5,787
Increase in loans and leases held-for-sale	(477,427)	—
Proceeds from securitizations and/or sales of loans and leases held-for-sale	874,274	—
Provision for losses on loans and leases and real estate owned	17,500	12,128
Depreciation and amortization of premises and equipment	4,896	3,690
Depreciation and amortization of investment in operating lease assets	29,390	13,732
Amortization of premiums, net of discount accretion	7,079	4,525
Gain on sale of assets and liabilities, net	(4,366)	—
(Increase) decrease in other assets	(33,340)	1,453
(Decrease) increase in other liabilities	(64,066)	5,365
Other, net	1,427	31

Net cash provided by operating activities	368,898	61,380

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of assets, net of cash and cash equivalents received	(26,491)	—
Proceeds from the sale of substantially all of the assets and certain liabilities of Bankers Mutual, net of cash and cash equivalents sold	30,879	—
Net (increase) decrease in loans and leases held-for-investment resulting from originations, net of repayments	(149,443)	117,916
Purchases of loans and leases, net	(5,464)	(584,198)
Purchases of mortgage-backed securities	(327,840)	(74,467)
Purchases of investment securities	(48,531)	—
Principal payments on mortgage-backed securities	47,055	93,848
Principal payments on investment securities	1,508	—
Proceeds from sales of mortgage-backed securities available-for-sale	8,898	—
Proceeds from sale of real estate owned	2,244	2,158
Additions to premises and equipment	(2,022)	(1,869)
Decrease (increase) in investment in stock of the Federal Home Loan Bank of San Francisco	28,810	(4,892)
Increase in investment in stock of the Federal Reserve Bank	(6,114)	(13,110)

Net cash used in investing activities	(446,511)	(464,614)

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	For the Six Months Ended
	June 30, 2000	June 30, 1999
	(Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$ 110,659	$ 77,238
Proceeds from advances from the Federal Home Loan Bank of San Francisco	800,500	1,653,100
Repayment of advances from the Federal Home Loan Bank of San Francisco	(1,203,500)	(1,406,000)
Proceeds from reverse repurchase agreements	997,199	79,252
Repayment of reverse repurchase agreements	(567,118)	(53,349)
Net decrease in warehouse lines outstanding	(207,359)	—
Maturity of Senior Debentures	—	(50,000)
Net decrease in other borrowings	(1,626)	(887)
Repurchase of common stock	—	(8,381)
Proceeds from issuance of common stock	59	311
Dividends paid to stockholders	(6,517)	(3,844)

Net cash (used in) provided by financing activities	(77,703)	287,440

Net decrease in cash and cash equivalents	(155,316)	(115,794)
Cash and cash equivalents at beginning of period	343,905	205,186

Cash and cash equivalents at end of period	$ 188,589	$ 89,392

Cash paid during the year for:
Interest	$ 136,518	$ 123,506
Income taxes	$ 359	$ —

Supplemental non-cash investing and financing activities:
Loans transferred to real estate owned	$ 5,103	$ 1,259
Loans transferred from held-for-investment to held-for-sale	$ 691,584	$ 514,394
Loans securitized and transferred to securities held-to-maturity	$ 268,172	$ —

The acquisitions of assets involved the following:

Fair value of assets acquired, other than cash and cash equivalents	$ (17,491)	$ —
Goodwill	(9,000)	—

Net cash and cash equivalents paid	$ (26,491)	$ —

The accompanying notes are an integral part of these consolidated financial statements.

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000
(Unaudited)

Note 1.    Basis of Presentation

          The accompanying unaudited consolidated financial statements include the accounts of Bay View Capital Corporation, a bank holding company incorporated under the laws of the state of Delaware, and our wholly owned subsidiaries: Bay View Bank, N.A., a national bank; Bay View Securitization Corporation, a Delaware corporation; Bay View Capital I, a Delaware business trust; FMAC Insurance Services, a Delaware corporation, and FMAC 2000A Holding Company, a California corporation. Bay View Bank includes its wholly owned subsidiaries: Bay View Acceptance Corporation, a Nevada corporation; Bay View Commercial Finance Group, a California corporation; Bay View Franchise Mortgage Acceptance Company, a California corporation; XBVBKRS, Inc., formerly Bankers Mutual, a California corporation; MoneyCare, Inc., a California corporation; and Bay View Auxiliary Corporation, a California corporation. Bay View Acceptance Corporation includes its wholly owned subsidiary, LFS-BV, Inc., a Nevada corporation. Effective March 1, 1999, Bay View Capital Corporation contributed the capital stock of Bay View Commercial Finance Group to Bay View Bank in conjunction with the March 1, 1999 conversion of Bay View Bank from a federally chartered capital stock savings bank to a national bank. Bay View Commercial Finance Group was previously a wholly owned subsidiary of Bay View Capital Corporation. Effective June 14, 1999, Bay View Credit and Ultra Funding, Inc., previously wholly owned subsidiaries of Bay View Acceptance Corporation, were merged into Bay View Acceptance Corporation. All significant intercompany accounts and transactions have been eliminated.

          On November 1, 1999, we acquired Franchise Mortgage Acceptance Company, sometimes referred to as FMAC, which included the operations of Bay View Franchise Mortgage Acceptance Company, Bankers Mutual and FMAC Insurance Services. On June 30, 2000, substantially all of the assets and certain liabilities of Bankers Mutual were sold to Berkshire Mortgage Finance Limited Partnership. The remaining assets and liabilities of Bankers Mutual are included in our consolidated financial statements at June 30, 2000. The assets, liabilities and operations of FMAC are not included in our results for the three- and six-month periods ended June 30, 1999. See Note 5 for a pro forma presentation of the combined operations of Bay View Capital Corporation and FMAC for the three- and six- month periods ended June 30, 1999.

          The information provided in these interim financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of our financial condition as of June 30, 2000 and December 31, 1999, the results of our operations for the three- and six-month periods ended June 30, 2000 and 1999, and our cash flows for the three- and six-month periods ended June 30, 2000 and 1999. These adjustments are of a normal, recurring nature unless otherwise disclosed in this Form 10-Q. As necessary, reclassifications have been made to prior period amounts to conform to the current period presentation. These reclassifications had no effect on our financial condition, results of operations or stockholders’ equity. These interim financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all of the necessary information and footnotes for a presentation in conformity with generally accepted accounting principles.

          The information included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” was written assuming that you have read or have access to our 1999 Annual Report on Form 10-K, which contains the latest audited consolidated financial statements and notes, along with Management’s Discussion and Analysis of Financial Condition as of December 31, 1999 and 1998 and Results of Operations for the years ended December 31, 1999, 1998 and 1997. Accordingly, only certain changes in financial condition and results of operations are discussed in this Form 10-Q. Furthermore, the interim financial results for the three- and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.
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

          The following table illustrates the calculation of basic and diluted earnings per share for the periods indicated:

	For the Three Months Ended,		For the Six Months Ended,
	June 30, 2000	June 30, 1999	June 30, 2000	June 30, 1999
	(Amounts in thousands, except per share amounts)
Net earnings available to common stockholders	$ 204	$ 7,536	$ 722	$14,669
Weighted-average basic shares outstanding	32,631	18,746	32,633	18,953
Add: Dilutive potential common shares	5	128	8	150

Weighted-average diluted shares outstanding	32,636	18,874	32,641	19,103

Basic earnings per share	$ 0.01	$ 0.40	$ 0.02	$ 0.77

Diluted earnings per share	$ 0.01	$ 0.40	$ 0.02	$ 0.77

Note 3.    Stock Options

          As of June 30, 2000, we had six stock option plans: the “Amended and Restated 1986 Stock Option and Incentive Plan,” the “Amended and Restated 1995 Stock Option and Incentive Plan,” the “Amended and Restated 1989 Non-Employee Director Stock Option and Incentive Plan,” the “1998-2000 Performance Stock Plan,” the “1998 Non-Employee Director Stock Option and Incentive Plan,” and the “1999 FMAC Stock Option, Deferred Stock and Restricted Stock Plan,” which authorize the issuance of up to 1,759,430, 2,500,000, 550,000, 400,000, 200,000, and 270,576 shares of common stock, respectively.

          The following table illustrates the stock options available for grant as of June 30, 2000:

	1986 Stock Option and Incentive Plan	1995 Stock Option and Incentive Plan	1989 Non- Employee Director Stock Option and Incentive Plan	1998-2000 Performance Stock Plan	1998 Non- Employee Director Stock Option and Incentive Plan	1999 FMAC Stock Option, Deferred Stock and Restricted Stock Plan	Total
Shares reserved for issuance	1,759,430	2,500,000	550,000	400,000	200,000	270,576	5,680,006
Granted	(2,048,816)	(3,220,500)	(570,000)	(93,000)	(82,000)	(270,576)	(6,284,892)
Forfeited	304,574	926,498	77,000	4,000	5,000	54,176	1,371,248
Expired	(15,188)	—	(57,000)	—	—	—	(72,188)

Total available for grant	—	205,998	—	311,000	123,000	54,176	694,174

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           At June 30, 2000, we had outstanding options under the plans with expiration dates ranging from the year 2001 through 2013, as illustrated in the following table:

	Number of Option Shares	Exercise Price Range	Weighted-Average Exercise Price
Outstanding at December 31, 1999	2,907,776	$7.88-34.41	$17.49
Granted	513,250	7.53-10.03	8.92
Exercised	(6,000)	7.88- 7.88	7.88
Forfeited	(448,825)	7.53-31.56	16.30

Outstanding at June 30, 2000	2,966,201	$7.53-34.41	$16.26

Exercisable at June 30, 2000	1,668,154	$7.88-34.41	$17.64

Note 4.    Merger and Acquisition-Related Activity

Franchise Mortgage Acceptance Company

          We completed our acquisition of Franchise Mortgage Acceptance Company and its wholly owned division, Bankers Mutual, collectively referred to as FMAC, on November 1, 1999. Under the terms of the agreement, as amended, we acquired all of the common stock of FMAC for consideration valued at approximately $285 million. Each share of FMAC common stock was exchanged for, at the election of the holder, either $9.80 in cash or 0.5444 shares of our common stock. In total, cash elections were limited to 15% of the shares of FMAC common stock outstanding immediately prior to closing and the elections for our common stock were limited to 85% of the shares of FMAC common stock outstanding immediately prior to closing. We paid approximately $48 million in cash, including payments for certain acquisition costs, and issued 13,868,805 shares of our common stock, a portion of which were issued from our shares in treasury. Upon consummation of the acquisition, we contributed substantially all of FMAC’s assets and liabilities to newly formed subsidiaries of Bay View Bank. On June 30, 2000, substantially all of the assets and certain liabilities of Bankers Mutual were sold to or assumed by Berkshire Mortgage Finance Limited Partnership for approximately $40 million in cash.

          The acquisition of FMAC was accounted for under the purchase method of accounting effective November 1, 1999. The amount of goodwill recorded in connection with this acquisition was approximately $207 million, and is being amortized on a straight-line basis over 15 years. This goodwill amount represents the excess of the total purchase price over the estimated fair value of net assets acquired.

          The following table illustrates the allocation of the purchase price:

(Dollars in thousands)
Cash paid	$ 44,058
Common stock issued	237,022
Acquisition costs	4,281

Total purchase price	285,361
Fair value of assets acquired	316,550
Fair value of liabilities assumed	238,638

Net assets acquired	77,912

Purchase price in excess of net assets acquired	$207,449

          The pro forma financial information in the following table illustrates the combined results of our operations and the operations of FMAC for the three and six months ended June 30, 1999 as if the acquisition of FMAC had occurred as of January 1, 1999. The pro forma financial information is presented for informational purposes and is not necessarily indicative of the results of operations which would have occurred if we had constituted a single entity as of January 1, 1999. The pro forma financial information is also not necessarily indicative of the future results of operations of the combined company. In particular, our opportunity to achieve certain cost savings as a result of the acquisition has not been included in the pro forma financial information.

	For the Three Months Ended June 30, 1999	For the Six Months Ended June 30, 1999
	(Dollars in thousands, except per share amounts)

Net interest income	$ 43,448	$ 83,444
Provision for losses on loans and leases	(16,747)	(22,320)
Noninterest income	30,863	67,511
Noninterest expense	(59,016)	(114,262)
Income tax expense	(784)	(9,136)

Net income (loss)	$ (2,236)	$ 5,237

Basic earnings (loss) per share	$ (0.07)	$ 0.16

Diluted earnings (loss) per share	$ (0.07)	$ 0.16

          The pro forma combined net loss for the quarter ended June 30, 1999 of $2.2 million consists of our net income of $7.5 million and FMAC’s net loss of $5.2 million, less pro forma adjustments of $4.5 million. The pro forma combined net income for the six months ended June 30, 1999 of $5.2 million consists of our net income of $14.7 million and FMAC’s net loss of $0.1 million, less pro forma adjustments of $9.4 million. Significant pro forma adjustments include the reduction in net interest income from a sale of a portion of Bay View Bank’s loan portfolio in contemplation of the acquisition, the interest and other costs associated with the issuance of $50 million in Subordinated Notes by Bay View Bank to partially finance the acquisition, the amortization expense relating to goodwill generated as a result of the acquisition, and the income tax benefit associated with the pro forma adjustments.

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

Note 5.    Segment and Related Information

          We have two operating segments that we refer to as business platforms. The platforms were determined primarily based upon the characteristics of our interest-earning assets and their respective distribution channels and reflect the way that we monitor, measure and evaluate our primary business activities. Our platforms are as follows:

          A Retail Platform which is comprised of single-family real estate loans, home equity loans and lines of credit, auto loans and leases, mortgage-backed securities and other investments, and consumer banking products and services. The Retail Platform’s revenues are derived from customers throughout the United States.
BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

          In computing net interest income by platform, the interest expense associated with our warehouse lines, which are used primarily to fund franchise and multi-family mortgage loans held-for-sale, is allocated directly to the Commercial Platform. The interest expense associated with our remaining funding sources, including the noninterest expense associated with our 9.76% Capital Securities, is allocated to each platform on a pro-rata basis determined by the relative amount of average interest-bearing liabilities, excluding warehouse lines, that are required to fund the platform’s interest-earning assets.

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

	For the Three Months Ended June 30, 2000
	Retail	Commercial	Total
	(Dollars in thousands)
Interest income	$ 54,296	$ 60,385	$ 114,681
Interest expense	(38,671)	(32,835)	(71,506)
Provision for losses on loans and leases	—	(9,500)	(9,500)
Noninterest income	24,390	9,206	33,596
Direct general and administrative expenses(1)	(17,945)	(16,176)	(34,121)
Allocation of branch network general and administrative expenses	4,808	(4,808)	—
Leasing expenses	(16,934)	—	(16,934)
Dividend expense on Capital Securities	(1,316)	(918)	(2,234)
Net income on real estate owned	12	18	30
Amortization of intangible assets	(2,187)	(4,315)	(6,502)

Contribution by platform	$ 6,453	$ 1,057	7,510

Indirect corporate overhead(1)			(8,636)
Income tax benefit			1,330

Net income			$ 204

At June 30, 2000:
Interest-earning assets plus operating lease assets	$3,068,214	$2,619,686	$5,687,900

Noninterest-earning assets			654,943

Total assets			$6,342,843

	For the Three Months Ended June 30, 1999
	Retail	Commercial	Total
	(Dollars in thousands)
Interest income	$ 64,637	$ 38,079	$ 102,716
Interest expense	(40,341)	(19,629)	(59,970)
Provision for losses on loans and leases	(6,407)	(393)	(6,800)
Noninterest income	17,871	244	18,115
Direct general and administrative expenses(1)	(18,449)	(2,349)	(20,798)
Allocation of branch network general and administrative expenses	2,975	(2,975)	—
Leasing expenses	(8,938)	—	(8,938)
Dividend expense on Capital Securities	(1,503)	(731)	(2,234)
Net income on real estate owned	30	27	57
Amortization of intangible assets	(2,520)	(363)	(2,883)

Contribution by platform	$ 7,355	$ 11,910	19,265

Indirect corporate overhead(1)			(5,081)
Income tax expense			(6,648)

Net income			$ 7,536

At June 30, 1999:
Interest-earning assets plus operating lease assets	$3,628,169	$2,005,228	$5,633,397

Noninterest-earning assets			269,931

Total assets			$5,903,328

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Six Months Ended June 30, 2000
	Retail	Commercial	Total
	(Dollars in thousands)
Interest income	$112,660	$116,486	$ 229,146
Interest expense	(79,435)	(63,345)	(142,780)
Provision for losses on loans and leases	(5,200)	(12,300)	(17,500)
Noninterest income	54,792	13,276	68,068
Direct general and administrative expenses(1)	(37,286)	(31,407)	(68,693)
Allocation of branch network general and administrative expenses	8,687	(8,687)	—
Leasing expenses	(32,315)	—	(32,315)
Dividend expense on Capital Securities	(2,683)	(1,784)	(4,467)
Net income on real estate owned	6	11	17
Amortization of intangible assets	(4,452)	(8,357)	(12,809)

Contribution by platform	$ 14,774	$ 3,893	18,667

Indirect corporate overhead(1)			(15,420)
Income tax expense			(2,525)

Net income			$ 722

	For the Six Months Ended June 30, 1999
	Retail	Commercial	Total
	(Dollars in thousands)
Interest income	$132,726	$ 70,011	$ 202,737
Interest expense	(83,293)	(35,915)	(119,208)
Provision for losses on loans and leases	(11,658)	(453)	(12,111)
Noninterest income(1)	33,544	538	34,082
Direct general and administrative expenses(1)	(37,498)	(4,526)	(42,024)
Allocation of branch network general and administrative expenses	6,183	(6,183)	—
Leasing expenses	(15,619)	—	(15,619)
Dividend expense on Capital Securities	(3,124)	(1,345)	(4,469)
Net income on real estate owned	11	12	23
Amortization of intangible assets	(5,061)	(726)	(5,787)

Contribution by platform	$ 16,211	$ 21,413	37,624

Indirect corporate overhead(1)			(10,011)
Income tax expense			(12,944)

Net income			$ 14,669

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

          Our Retail Platform includes single-family real estate loans, home equity loans and lines of credit, auto loans and leases, mortgage-backed securities and other investments, and other consumer banking products and services. The platform’s results include the income and expenses related to these business activities.

          Our Commercial Platform includes multi-family and commercial real estate loans, franchise loans, asset-based loans, factoring loans, commercial leases, and other business banking products and services. The platform’s results include the income and expenses related to these business activities.

          Throughout 1999, we reported on four business platforms: a Banking Platform, a Home Equity Platform, an Auto Platform, and a Commercial Platform. The Banking Platform included single-family, multi-family and commercial real estate loans, franchise loans, asset-based commercial participation loans, mortgage-backed securities and other investments, and retail and business banking deposit products and services. The franchise lending operations and related assets were added in November 1999 through our acquisition of Franchise Mortgage Acceptance Company, sometimes referred to as FMAC. The Home Equity Platform included home equity loans and lines of credit. The Auto Platform included auto loans and leases. The Commercial Platform included asset-based loans, factoring and commercial leases. Effective January 1, 2000, we reduced our number of business platforms in order to reflect how we monitor, measure and evaluate our primary business activities. Our prior period platform results were revised to reflect the reduced number of business platforms. Intercompany revenues and expenses are eliminated in the measurement of platform contribution.

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

•
Enhancing and expanding Bay View Bank’s deposit base by attracting and retaining lower-cost transaction accounts, including commercial and business checking accounts, offering competitively priced certificates of deposit and introducing consumer and business internet banking.

•	Developing a consistent franchise whole loan sale and securitization market.

•	Maintaining the capital levels of both Bay View Bank and Bay View Capital Corporation at or above the well-capitalized level, as defined for regulatory purposes.

•	Implementing cost savings and other efficiencies related to our acquisitions.

          During the second quarter of 2000, our Board of Directors retained the services of Merrill Lynch & Co. to assist us in evaluating our strategic options, including the potential sale of some or all of our business units. Merrill Lynch continues to assess our strategic options to help capture and return the underlying intrinsic value of Bay View to our stockholders.

Retail Platform Strategy

          One of the principal businesses of the Retail Platform is Bay View Bank’s 58 full service branch banking network. A primary objective of the Retail Platform is to enhance the value of our deposit franchise by focusing on deposit growth and expanding and enhancing products and services. A primary component of the Retail Platform’s deposit growth strategy is to focus on lower-cost transaction accounts (e.g., checking, savings and money market accounts) as a source of financing. We also offer a full array of consumer banking products and services. We continued to make progress on our goal to increase transaction accounts by growing business deposits and introducing internet banking to our customers. Consumer internet banking was launched at the end of the first quarter of 2000 with customer usage greatly exceeding expectations. Business online banking was launched on June 30, 2000.

          The Retail Platform includes our single-family loan portfolio. We discontinued originating single-family loans in 1996 to reduce our concentration risk and facilitate the change-out of our balance sheet from mortgage-based assets to higher-yielding commercial bank-like assets. As a result, the portfolio of single-family loans is decreasing over time as these loans are repaid or sold.

          The Retail Platfom’s home equity loan portfolio includes conventional home equity loans and lines of credit and high loan-to-value home equity loans. We define conventional home equity loans and lines of credit as having combined loan-to-value ratios of less than or equal to 100% and high loan-to-value home equity loans as having combined loan-to-value ratios of greater than 100%. Our home equity loan production efforts are focused on conventional home equity loans and lines of credit originated through our branch banking network. The high loan-to-value home equity loans were purchased primarily in 1997 and 1998 and the balances are decreasing as these loans are repaid.

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

          During 1998, we entered into an agreement with Lendco Financial Services for the purchase of auto loans and leases which expired June 30, 2000. Accordingly, we do not anticipate any future auto loan or lease purchases from Lendco.

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

          As a result of our acquisition of FMAC in November of 1999, we are now one of the nation’s leading small business lenders specializing in franchise lending, with significant franchise loan origination capabilities. Our primary markets are franchised quick-service and casual dining restaurants, such as Burger King, Wendy’s, Pizza Hut, KFC, TGI Friday’s, Applebee’s, and Denny’s, and retail energy businesses which include service stations, convenience stores, truck stops, car washes, and quick lube businesses. Our strategy is to portfolio a portion of the commercial franchise loans we originate and to securitize and/or sell the remainder of our franchise loan production. Our earnings are largely dependent upon our franchise loan sales and securitizations.

          Our acquisition of FMAC also included Bankers Mutual, which sells its multi-family loan production through seller-servicer programs administered by Fannie Mae and Freddie Mac. On June 30, 2000 we sold substantially all of the assets and certain liabilities of Bankers Mutual to Berkshire Mortgage Finance Limited Partnership. This transaction improved our regulatory capital ratios and, based on Bankers Mutual’s performance-to-date, will have a positive net impact on future earnings.

Results of Operations

          Net income for the second quarter of 2000 was $204,000, or $0.01 per diluted share, compared with $7.5 million, or $0.40 per diluted share, for the second quarter of 1999. Net income for the first six months of 2000 was $722,000 or $0.02 per diluted share, as compared with $14.7 million, or $0.77 per diluted share, for the first six months of 1999. Earnings included certain “special mention” expenses which amounted to approximately $0.02 per diluted share for the second quarter of 2000 and $0.07 per diluted share for the first six months of 2000, as discussed elsewhere herein.

          While our non-franchise loan-related businesses continue to perform well, our earnings are impacted by the lack of franchise loan sales and/or securitizations and the incremental general and administrative expenses associated with our November 1, 1999 acquisition of Franchise Mortgage Acceptance Company (“FMAC”). Our efforts to sell and securitize franchise loans remain hampered by unfavorable market conditions, including widening spreads and a current decrease in investor demand for this asset class. Although the market dictates our ability to execute these transactions, we will continue to explore these avenues and remain poised to execute if afforded the right opportunity. Our banking operations remain strong as we continue to focus our efforts on enhancing our core business lines, developing our deposit franchise, and improving operating efficiencies.

Net Interest Income and Net Interest Margin

          Net interest income was $43.2 million for the second quarter of 2000 as compared with $42.7 million for the second quarter of 1999. Net interest income for the first six months of 2000 was $86.4 million as compared with $83.5 million for the first six months of 1999. Net interest margin was 3.25% for the second quarter of 2000 as compared with 3.28% for the second quarter of 1999. Net interest margin was 3.19% for the first six months of 2000 as compared with 3.22% for the first six months of 1999. The following tables illustrate net interest income and net interest margin, by platform, for the periods indicated:

	For the Three Months Ended (Unaudited)
	June 30, 2000		June 30, 1999
	Net Interest Income	Net Interest Margin	Net Interest Income	Net Interest Margin
	(Dollars in thousands)
Retail Platform(1)	$15,625	2.30%	$24,296	2.84%
Commercial Platform	27,550	4.23	18,450	4.08

Total	$43,175	3.25%	$42,746	3.28%

	For the Six Months Ended (Unaudited)
	June 30, 2000		June 30, 1999
	Net Interest Income	Net Interest Margin	Net Interest Income	Net Interest Margin
	(Dollars in thousands)
Retail Platform(1)	$33,225	2.30%	$49,433	2.78%
Commercial Platform	53,141	4.23	34,096	4.15

Total	$86,366	3.19%	$83,529	3.22%

(1)
The Retail Platform’s net interest margin and net interest income presented above do not include the revenue impact of our auto leasing activities, which is included in noninterest income, but do include the associated funding costs.

          The increases in net interest income for the second quarter of 2000, as compared with the second quarter of 1999, and for the first six months of 2000, as compared with the first six months of 1999, were due to increases in average interest-earning assets partially offset by slight decreases in net interest margin. The increases in average interest-earning assets were due primarily to higher franchise loan and investment securities balances. Our net interest spreads increased due to higher yields on interest-earning assets, resulting from the change-out of our balance sheet to more commercial bank-like assets and the higher interest rate environment, partially offset by higher funding costs. However, our net interest margin decreased due to the increasing impact of the funding costs associated with our auto leasing activities. Our net interest margin, calculated in accordance with generally accepted accounting principles, sometimes referred to as GAAP, excludes the revenue impact of our auto leasing activities, but includes the associated funding costs. Because auto leases are accounted for as operating leases, the rental income and related expenses, including depreciation expense, are reflected in noninterest income and noninterest expense in accordance with GAAP. For a discussion of normalized net interest income and net interest margin, including the revenue impact of our auto leasing activities, see “Non-GAAP Performance Measures—Normalized Net Interest Income and Net Interest Margin”.

          Net interest income and net interest margin by platform reflect our continued shift in asset mix toward more commercial bank-like products (see the following table illustrating average interest-earning assets, by platform), specifically franchise loans and asset-backed securities. This shift in our asset mix to higher-yielding assets helped to mitigate the impact of higher funding costs due to the rising rate environment. For more detail, see discussion of “Interest Income” and “Interest Expense”.

          The following tables illustrate average interest-earning assets, excluding our auto-related operating lease assets, by platform, for the periods indicated:

	Average Balances for the Three Months Ended (Unaudited)
	June 30, 2000	June 30, 1999
	(Dollars in thousands)
Retail Platform	$2,689,974	$3,402,072
Commercial Platform	2,585,838	1,800,097

Total	$5,275,812	$5,202,169

	Average Balances for the Six Months Ended (Unaudited)
	June 30, 2000	June 30, 1999
	(Dollars in thousands)
Retail Platform	$2,869,476	$3,527,004
Commercial Platform	2,502,565	1,635,925

Total	$5,372,041	$5,162,929

          The decreases in the Retail Platform’s average interest-earning assets, excluding our auto-related operating lease assets, and the corresponding increases in the Commercial Platform’s average interest-earning assets, reflect our continued shift in asset mix toward more commercial bank-like products. The Retail Platform’s average interest-earning assets were significantly impacted from June of 1999 through June of 2000 by loan sales and securitizations throughout this period, as discussed elsewhere herein or as previously disclosed.

          The following table illustrates interest-earning assets, excluding our auto-related operating lease assets, by platform, as of the dates indicated:

	(Unaudited)
	At June 30, 2000	At December 31, 1999	At June 30, 1999
	(Dollars in thousands)
Retail Platform	$2,535,901	$3,195,647	$3,289,324
Commercial Platform	2,619,686	2,219,536	2,005,228

Total	$5,155,587	$5,415,183	$5,294,552

          The significant decrease in the Retail Platform’s interest-earning assets, excluding our auto-related operating lease assets, at June 30, 2000, as compared with December 31, 1999, was due primarily to the sale of $251.4 million of single-family mortgage loans and the securitization and sale of $356.6 million of auto loans at the end of the first quarter of 2000. These transactions were primarily regulatory capital driven and helped maintain our regulatory “well-capitalized” status as of March 30, 2000 and June 30, 2000.

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

	AVERAGE BALANCES, YIELDS AND RATES (Unaudited)
	For the Three Months Ended June 30, 2000			For the Three Months Ended June 30, 1999
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Assets

Interest-earning assets:
Loans and leases	$3,848,488	$ 87,518	9.08%	$4,432,301	$ 90,914	8.23%
Mortgage-backed securities(1)	909,151	16,360	7.20	560,263	8,798	6.28
Investments(1)	518,173	10,803	8.38	209,605	3,004	5.29

Total interest-earning assets	5,275,812	114,681	8.69%	5,202,169	102,716	7.90%

Other assets(2)	1,080,832			586,089

Total assets	$6,356,644			$5,788,258

Liabilities and Stockholders’ Equity

Interest-bearing liabilities:
Deposits	$3,656,865	41,213	4.53%	$3,340,714	33,475	4.02%
Borrowings(3)	1,894,819	30,293	6.39	1,901,115	26,495	5.59

Total interest-bearing liabilities	5,551,684	71,506	5.17%	5,241,829	59,970	4.59%

Other liabilities	178,252			167,180

Total liabilities	5,729,936			5,409,009
Stockholders’ equity	626,708			379,249

Total liabilities and stockholders’ equit y	$6,356,644			$5,788,258

Net interest income/net interest spread		$ 43,175	3.52%		$ 42,746	3.31%

Net interest-bearing liabilities	$ (275,872)			$ (39,660)

Net interest margin(4)			3.25%			3.28%

(1)	Average balances and yields for securities and other investments classified as available-for-sale are based on historical amortized cost.
(2)	Other assets includes average auto lease balances of $528.6 million and $299.3 million for the three months ended June 30, 2000 and 1999, respectively.
(3)
Interest expense on borrowings includes interest expense and premiums on interest rate swaps and caps of $0.1 million and $1.0 million for the three months ended June 30, 2000 and 1999, respectively. Interest expense for borrowings excludes expenses related to our Capital Securities.

(4)	Annualized net interest income divided by average interest-earning assets.

	AVERAGE BALANCES, YIELDS AND RATES (Unaudited)
	For the Six Months Ended June 30, 2000			For the Six Months Ended June 30, 1999
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Assets

Interest-earning assets:
Loans and leases	$4,167,620	$184,711	8.86%	$4,349,872	$178,032	8.22%
Mortgage-backed securities(1)	821,617	28,567	6.95	579,309	18,196	6.28
Investments(1)	382,804	15,868	8.33	233,748	6,509	5.20

Total interest-earning assets(2)	5,372,041	229,146	8.53%	5,162,929	202,737	7.87%

Other assets	1,072,089			532,216

Total assets	$6,444,130			$5,695,145

Liabilities and Stockholders’ Equity

Interest-bearing liabilities:
Deposits	$3,671,111	81,121	4.44%	$3,318,617	67,077	4.08%
Borrowings(3)	1,942,314	61,659	6.35	1,858,649	52,131	5.65

Total interest-bearing liabilities	5,613,425	142,780	5.11%	5,177,266	119,208	4.64%

Other liabilities	202,597			138,179

Total liabilities	5,816,022			5,315,445
Stockholders’ equity	628,108			379,700

Total liabilities and stockholders’ equit y	$6,444,130			$5,695,145

Net interest income/net interest spread		$ 86,366	3.42%		$ 83,529	3.23%

Net interest-bearing liabilities	$ (241,384)			$ (14,337)

Net interest margin(4)			3.19%			3.22%

(1)	Average balances and yields for securities and other investments classified as available-for-sale are based on historical amortized cost.
(2)	Other assets includes average auto lease balances of $510.4 million and $261.0 million for the six months ended June 30, 2000 and 1999, respectively.
(3)
Interest expense on borrowings includes interest expense and premiums on interest rate swaps and caps of $0.3 million and $2.0 million for the six months ended June 30, 2000 and 1999, respectively. Interest expense for borrowings excludes expenses related to our Capital Securities.

(4)	Annualized net interest income divided by average interest-earning assets.

Interest Income

          Interest income was $114.7 million for the second quarter of 2000 as compared with $102.7 million for the second quarter of 1999. Interest income was $229.1 million for the first six months of 2000 as compared with $202.7 million for the first six months of 1999. The average yield on interest-earning assets was 8.69% for the second quarter of 2000 as compared with 7.90% for the second quarter of 1999. The average yield on interest-earning assets was 8.53% for the first six months of 2000 as compared with 7.87% for the first six months of 1999. The following tables illustrate interest income, by platform, for the periods indicated:

	For the Three Months Ended (Unaudited)
	June 30, 2000			June 30, 1999
	Average Balance	Interest Income	Average Yield	Average Balance	Interest Income	Average Yield
	(Dollars in thousands)
Retail Platform:
Loans	$1,496,177	$ 32,194	8.62%	$2,632,204	$ 52,835	8.07%
Mortgage-backed securities	909,151	16,360	7.20	560,263	8,798	6.28
Investments	284,646	5,742	8.09	209,605	3,004	5.29

Total Retail Platform	2,689,974	54,296	8.08	3,402,072	64,637	7.60

Commercial Platform:
Loans and leases	2,352,312	55,324	9.37	1,800,097	38,079	8.46
Investments	233,526	5,061	8.71	—	—	—

Total Commercial Platform	2,585,838	60,385	9.31	1,800,097	38,079	8.46

Total	$5,275,812	$114,681	8.69%	$5,202,169	$102,716	7.90%

	For the Six Months Ended (Unaudited)
	June 30, 2000			June 30, 1999
	Average Balance	Interest Income	Average Yield	Average Balance	Interest Income	Average Yield
	(Dollars in thousands)
Retail Platform:
Loans	$1,799,592	$ 74,992	8.36%	$2,713,947	$108,021	8.01%
Mortgage-backed securities	821,617	28,567	6.95	579,309	18,196	6.28
Investments	248,267	9,101	7.37	233,748	6,509	5.20

Total Retail Platform	2,869,476	112,660	7.87	3,527,004	132,726	7.54

Commercial Platform:
Loans and leases	2,368,028	109,719	9.23	1,635,925	70,011	8.57
Investments	134,537	6,767	10.11	—	—	—

Total Commercial Platform	2,502,565	116,486	9.28	1,635,925	70,011	8.57

Total	$5,372,041	$229,146	8.53%	$5,162,929	$202,737	7.87%

Retail Platform

          Interest income for the Retail Platform was $54.3 million for the second quarter of 2000 as compared with $64.6 million for the second quarter of 1999. Interest income for the Retail Platform was $112.7 million for the first six months of 2000 as compared with $132.7 million for the first six months of 1999. The average yield on interest-earning assets for the Retail Platform was 8.08% for the second quarter of 2000 as compared with 7.60% for the second quarter of 1999. The average yield on interest-earning assets for the Retail Platform was 7.87% for the first six months of 2000 as compared with 7.54% for the first six months of 1999.

           The Retail Platform’s interest income on loans was $32.2 million for the second quarter of 2000 as compared with $52.8 million for the second quarter of 1999. The Retail Platform’s interest income on loans was $75.0 million for the first six months of 2000 as compared with $108.0 million for the first six months of 1999. The Retail Platform’s average loan yield was 8.62% for the second quarter of 2000 as compared with 8.07% for the second quarter of 1999. The Retail Platform’s average loan yield was 8.36% for the first six months of 2000 as compared with 8.01% for the first six months of 1999. The decreases in interest income on loans for the second quarter of 2000, as compared with the second quarter of 1999, and for the first six months of 2000, as compared with the first six months of 1999, were due to lower average loan balances, as previously discussed, partially offset by an increase in the platform’s average loan yield, which was primarily due to a change in the mix of average retail loans from single-family mortgage to relatively higher-yielding auto and home equity loans and lines of credit combined with the impact related to the higher interest rate environment.

          The Retail Platform’s interest income on mortgage-backed securities was $16.4 million for the second quarter of 2000 as compared with $8.8 million for the second quarter of 1999. The Retail Platform’s interest income on mortgage-backed securities was $28.6 million for the first six months of 2000 as compared with $18.2 million for the first six months of 1999. The Retail Platform’s average yield on mortgage-backed securities was 7.20% for the second quarter of 2000 as compared with 6.28% for the second quarter of 1999. The Retail Platform’s average yield on mortgage-backed securities was 6.95% for the first six months of 2000 as compared with 6.28% for the first six months of 1999. The increases in interest income on mortgage-backed securities for the second quarter of 2000, as compared to the second quarter of 1999, and for the first six months of 2000, as compared with the first six months of 1999, were due to increases in both average balances and yields. The increases in average balances and yields were due to purchases of relatively higher-yielding Government National Mortgage Association (sometimes referred to as GNMA) securities during the fourth quarter of 1999 and the first six months of 2000. These securities, which have a zero risk-based regulatory capital requirement, had yields higher than our existing mortgage-backed securities portfolio.

          The Retail Platform’s interest income on investment securities, which consist primarily of short-term investments and our retained interests in auto loan securitizations, was $5.7 million for the second quarter of 2000 as compared with $3.0 million for the second quarter of 1999. The Retail Platform’s interest income on investment securities was $9.1 million for the first six months of 2000 as compared with $6.5 million for the first six months of 1999. The Retail Platform’s average yield on investment securities was 8.09% for the second quarter of 2000 as compared with 5.29% for the second quarter of 1999. The Retail Platform’s average yield on investment securities was 7.37% for the first six months of 2000 as compared with 5.20% for the first six months of 1999. The increases in interest income on investments for the second quarter of 2000, as compared with the second quarter of 1999, and for the first six months of 2000, as compared with the first six months of 1999, were due to both higher average balances and increases in average yields related to the higher interest rate environment, the purchases of higher yielding FHLB securities and an increase in the average residual interest balance as a result of our December 1999 and March 2000 auto securitizations, which have a higher yield relative to the total investment securities portfolio.

Commercial Platform

          Interest income for the Commercial Platform was $60.4 million for the second quarter of 2000 as compared with $38.1 million for the second quarter of 1999. Interest income for the Commercial Platform was $116.5 million for the first six months of 2000 as compared with $70.0 million for the first six months of 1999. The average yield on interest-earning assets for the Commercial Platform was 9.31% for the second quarter of 2000 as compared with 8.46% for the second quarter of 1999. The average yield on interest-earning assets for the Commercial Platform was 9.28% for the first six months of 2000 as compared with 8.57% for the first six months of 1999.

          The Commercial Platform’s interest income on loans was $55.3 million for the second quarter of 2000 as compared with $38.1 million for the second quarter of 1999. The Commercial Platform’s interest income on loans was $109.7 million for the first six months of 2000 as compared with $70.0 million for the first six months of 1999. The Commercial Platform’s average loan and lease yield was 9.37% for the second quarter of 2000 as compared with 8.46% for the second quarter of 1999. The Commercial Platform’s average loan and lease yield was 9.23% for the first six months of 2000 as compared with 8.57% for the first six months of 1999. The increases in interest income on loans and leases for the second quarter of 2000, as compared with the second quarter of 1999, and for the first six months of 2000, as compared with the first six months of 1999, were due to higher average loan and lease balances, as previously discussed, and increases in the platform’s average loan and lease yields, which were a result of the positive impact of the shift from lower-yielding multi-family mortgage-based loans to higher-yielding franchise and commercial business loans combined with the impact related to the higher interest rate environment.

          The Commercial Platform’s interest income on investment securities, which consist of asset-backed securities and residual interests in franchise loan securitizations, was $5.1 million for the second quarter of 2000 and $6.8 million for the first six months of 2000. There were no investment securities in the Commercial Platform during the first six months of 1999. The Commercial Platform’s average yield on investment securities was 8.71% for the second quarter of 2000 and 10.11% for the first six months of 2000.

          We completed a $268.2 million on-balance sheet franchise loan securitization within the Commercial Platform during the second quarter of 2000 whereby we securitized a portfolio of franchise loans and retained the resulting AAA-rated, credit enhanced securities and residual interests. This transaction benefited us by providing lower funding sources as well as potential future regulatory capital relief. The transaction effectively transferred $268.2 million in franchise loans to investment securities, generating $264.2 million in asset-backed securities classified as held-to-maturity and a retained interest valued at $12.1 million classified as securities available-for-sale. There was no gain or loss recognized as a result of this transaction.

Interest Expense

Deposits

          Interest expense on our deposits was $41.2 million for second quarter of 2000 as compared with $33.5 million for the second quarter of 1999. Interest expense on our deposits was $81.1 million for first six months of 2000 as compared with $67.1 million for the first six months of 1999. The average cost of deposits was 4.53% for the second quarter of 2000 as compared with 4.02% for the second quarter of 1999. The average cost of deposits was 4.44% for the first six months of 2000 as compared with 4.08% for the first six months of 1999. The increases in interest expense were due to both higher average deposit balances and increases in the cost of deposits. The increases in the cost of our deposits were primarily associated with the rising interest rate environment and our increased usage of brokered certificates of deposit. Despite the rising interest rate environment, the average cost of transaction accounts, which comprise more than 51% of our total deposits, only increased 4 basis points as compared with the first quarter of 2000 and 12 basis points as compared with the second quarter of 1999.

          The following table summarizes our deposit costs by type and our transaction accounts as a percentage of retail deposits for the periods indicated:

	At or for the Three Months Ended
	June 30, 2000	March 31, 2000	June 30, 1999
Transaction accounts	3.34%	3.30%	3.22%
Retail certificates of deposit	5.27	4.99	4.88

Total retail deposits	4.31	4.14	3.99
Brokered certificates of deposit	6.51	6.29	5.08

Total deposits	4.53%	4.36%	4.02%

Transaction accounts as a percentage of retail deposits	51.3%	51.3%	53.5%

Borrowings

          Interest expense on our borrowings was $30.3 million for the second quarter of 2000 as compared with $26.5 million for the second quarter of 1999. Interest expense on our borrowings was $61.7 million for the first six months of 2000 as compared with $52.1 million for the first six months of 1999. The average cost of borrowings was 6.39% for the second quarter of 2000 as compared with 5.59% for the second quarter of 1999. The average cost of borrowings was 6.35% for the first six months of 2000 as compared with 5.65% for the first six months of 1999. In accordance with GAAP, these amounts exclude the expense associated with our Capital Securities. The increases in interest expense on borrowings for the second quarter of 2000, as compared with second quarter of 1999, and for the first six months of 2000, as compared with the first six months of 1999, were due primarily to increases in borrowing costs. The increases in borrowing costs were due to the higher interest rate environment combined with the utilization of warehouse lines established during the latter half of 1999 primarily to fund our franchise loan production, which carry higher costs relative to our more traditional borrowing sources, and an increase in the cost of our long-term debt. Our $50 million of 8.42% Senior Debentures matured on June 1, 1999, and Bay View Bank issued $50 million of 10% Subordinated Notes on August 18, 1999, a portion of which was used to partially finance our acquisition of FMAC.

          The following tables illustrate the changes in net interest income due to changes in the rate and volume of our interest-earning assets and interest-bearing liabilities for the three- and six-month periods ended June 30, 2000 as compared with the three- and six-month period ended June 30, 1999. Changes in rate and volume which cannot be segregated (e.g., changes in average interest rate multiplied by average portfolio balance) have been allocated proportionately between the change in rate and the change in volume.

	For the Three Months Ended June 30, 2000 vs. 1999 (Unaudited)
	Rate Variance	Volume Variance	Total Variance
	(Dollars in thousands)
Interest income:
Loans and leases	$12,334	$(15,730)	$(3,396)
Mortgage-backed securities	1,440	6,122	7,562
Investment securities	2,215	5,584	7,799

	15,989	(4,024)	11,965

Interest expense:
Deposits	4,432	3,306	7,738
Borrowings	3,888	(90)	3,798

	8,320	3,216	11,536

Net interest income	$ 7,669	$ (7,240)	$ 429

	For the Six Months Ended June 30, 2000 vs. 1999 (Unaudited)
	Rate Variance	Volume Variance	Total Variance
	(Dollars in thousands)
Interest income:
Loans and leases	$14,461	$(7,782)	$ 6,679
Mortgage-backed securities	2,108	8,263	10,371
Investment securities	4,545	4,814	9,359

	21,114	5,295	26,409

Interest expense:
Deposits	6,373	7,671	14,044
Borrowings	6,989	2,539	9,528

	13,362	10,210	23,572

Net interest income	$ 7,752	$(4,915)	$ 2,837

Provision for Losses on Loans and Leases

          The provision for losses on loans and leases for the second quarter of 2000 was $9.5 million as compared with $6.8 million for the second quarter of 1999. The provision for losses on loans and leases for the first six months of 2000 was $17.5 million as compared with $12.1 million for the first six months of 1999. The increases in the provision for losses on loans and leases for the second quarter of 2000, as compared with the second quarter of 1999, and for the first six months of 2000, as compared with the first six months of 1999, were due to higher provision levels within the Commercial Platform related to franchise loans combined with higher net charge-offs within the commercial equipment lease portfolio. These factors were partially offset by a decline in provision levels in the Retail Platform related to lower net charge-offs in the high loan-to-value home equity loan and auto loan portfolios combined with declines in loan balances. The following tables illustrate the provision for losses on loans and leases, by platform, for the periods indicated:

	For the Three Months Ended (Unaudited)
	June 30, 2000	June 30, 1999
	(Dollars in thousands)
Retail Platform	$ —	$6,407
Commercial Platform	9,500	393

Total	$9,500	$6,800

	For the Six Months Ended (Unaudited)
	June 30, 2000	June 30, 1999
	(Dollars in thousands)
Retail Platform	$ 5,200	$11,658
Commercial Platform	12,300	453

Total	$17,500	$12,111

Noninterest Income

          Noninterest income for the second quarter of 2000 was $33.6 million as compared with $18.1 million for the second quarter of 1999. Noninterest income for the first six months of 2000 was $68.1 million as compared with $34.1 million for the first six months of 1999. The increases in noninterest income for the second quarter of 2000, as compared with the second quarter of 1999, and for the first six months of 2000, as compared with the first six months of 1999, were largely attributable to higher auto leasing income in the Retail Platform and higher loan servicing and fee income in the Commercial Platform, combined with higher net gains on sales of assets and liabilities. The following tables illustrate noninterest income, by platform, for the periods indicated:

	For the Three Months Ended (Unaudited)
	June 30, 2000	June 30, 1999
	(Dollars in thousands)
Retail Platform	$24,390	$17,871
Commercial Platform	9,206	244

Total	$33,596	$18,115

	For the Six Months Ended (Unaudited)
	June 30, 2000	June 30, 1999
	(Dollars in thousands)
Retail Platform	$54,792	$33,544
Commercial Platform	13,276	538

Total	$68,068	$34,082

          Noninterest income for the second quarter of 2000 included a $10.0 million gain on the auction of $180 million of Federal Home Loan Bank liabilities with below-market interest rates, a $4.7 million loss on the sale of substantially all of the assets and certain liabilities of Bankers Mutual, and net gains of $1.0 million on sales of loans and leases, all of which were in the Commercial Platform, partially offset by $5.1 million in losses in the Retail Platform primarily related to the revaluation of our retained interests in our 2000 auto loan securitization combined with charges associated with the anticipated exercise of the cleanup call on our 1997 auto loan securitization. Noninterest income for the first quarter of 2000 included a $2.1 million gain for the Retail Platform associated with the sale of servicing rights and $1.3 million in gains for the Commercial Platform from the sales of multi-family mortgage loans. There were no gains or losses on sales of assets or liabilities for the first six months of 1999.

Noninterest Expense

General and Administrative Expenses

          General and administrative expenses for the second quarter of 2000 were $42.8 million as compared with $25.9 million for the second quarter of 1999. General and administrative expenses for the first six months of 2000 were $84.1 million as compared with $52.0 million for the first six months of 1999. Excluding special mention items, as discussed below, the increases in general and administrative expenses for the second quarter of 2000, as compared with the second quarter of 1999, and for the first six months of 2000, as compared with the first six months of 1999, were primarily attributable to expenses related to our acquisition of FMAC on November 1, 1999 and inflationary pressures.

           General and administrative expenses for the second quarter of 2000 included $1.3 million in special mention items largely related to FMAC transition costs and other operational restructuring charges. General and administrative expenses for the first quarter of 2000 included $2.4 million in transition and restructuring charges, including the consolidation of certain loan servicing operations, the closure of an FMAC satellite loan production office and the outsourcing of our internal audit function. General and administrative expenses for the second quarter of 1999 included $379,000 in special mention items related primarily to our listing on the New York Stock Exchange and third-party Year 2000 compliance related costs. General and administrative expenses for the first quarter of 1999 included $933,000 in special mention items related to operational restructuring costs and third-party Year 2000 compliance-related costs. Special mention items generally include items recognized during the period that we believe are significant and/or unusual in nature and therefore useful to you in evaluating our performance and trends. These items may or may not be nonrecurring in nature.

          The following tables illustrate general and administrative expenses, by platform (not reflecting the allocation of branch network general and administrative expenses), for the periods indicated:

	For the Three Months Ended (Unaudited)
	June 30, 2000	June 30, 1999
	(Dollars in thousands)
Retail Platform	$17,945	$18,449
Commercial Platform	16,176	2,349

Subtotal	34,121	20,798
Indirect corporate overhead(1)	8,636	5,081

Total	$42,757	$25,879

	For the Six Months Ended (Unaudited)
	June 30, 2000	June 30, 1999
	(Dollars in thousands)
Retail Platform	$37,286	$37,498
Commercial Platform	31,407	4,526

Subtotal	68,693	42,024
Indirect corporate overhead(1)	15,420	10,011

Total	$84,113	$52,035

(1)	Amount represents indirect corporate expenses not specifically identifiable with, or allocable to, our business platforms.

           The following tables illustrate general and administrative expenses, excluding the special mention items as previously discussed, by platform (not reflecting the allocation of branch network general and administrative expenses), for the periods indicated:

	Excluding Special Mention Items for the Three Months Ended (Unaudited)
	June 30, 2000	June 30, 1999
	(Dollars in thousands)
Retail Platform	$17,935	$18,449
Commercial Platform	15,572	2,349

Subtotal	33,507	20,798
Indirect corporate overhead(1)	7,940	4,702

Total	$41,447	$25,500

	Excluding Special Mention Items for the Six Months Ended (Unaudited)
	June 30, 2000	June 30, 1999
	(Dollars in thousands)
Retail Platform	$36,598	$36,682
Commercial Platform	29,762	4,526

Subtotal	66,360	41,208
Indirect corporate overhead(1)	14,075	9,515

Total	$80,435	$50,723

(1)	Amount represents indirect corporate expenses not specifically identifiable with, or allocable to, our business platforms.

Retail Platform

          The decrease in the Retail Platform’s general and administrative expenses, excluding special mention items, for the second quarter of 2000, as compared with the second quarter of 1999, was due to cost savings initiatives implemented and other efficiencies realized, which were partially offset by inflationary pressures, including annual salary increases which were effective March 1, 2000 and 1999. The Retail Platform’s general and administrative expenses, excluding special mention items, for the first six months of 2000, as compared with the first six months of 1999, remained relatively constant as inflationary pressures were more than offset by cost savings and efficiencies.

Commercial Platform

          The increases in the Commercial Platform’s general and administrative expenses, excluding special mention items, for the second quarter of 2000, as compared with the second quarter of 1999, and for the first six months of 2000, as compared with the first six months of 1999, were directly attributable to our acquisition of FMAC effective November 1, 1999.

Indirect Corporate Overhead

          The increases in indirect corporate overhead, excluding special mention items, for the second quarter of 2000, as compared with the second quarter of 1999, and for the first six months of 2000, as compared with the first six months of 1999, were due to inflationary pressures, including annual salary increases which were effective March 1, 2000 and 1999, and higher expenses in the bank holding company necessary to support our expanding business activities (primarily related to FMAC), which were partially offset by cost savings initiatives.

          The following tables illustrate the ratio of general and administrative expenses to average total assets, including auto-related securitized assets, on an annualized basis for the periods indicated:

	Three Months Ended (Unaudited)
	June 30, 2000	June 30, 1999
	(Dollars in thousands)
General and administrative expenses	$ 42,757	$ 25,879
Average total assets, including auto-related securitized assets	$6,897,377	$5,844,682

Annualized general and administrative expenses to average total assets, including auto-related securitized assets	2.48%	1.77%

	Six Months Ended (Unaudited)
	June 30, 2000	June 30, 1999
	(Dollars in thousands)
General and administrative expenses	$ 84,113	$ 52,035
Average total assets, including auto-related securitized assets	$6,896,283	$5,758,327

Annualized general and administrative expenses to average total assets, including auto-related securitized assets	2.44%	1.81%

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

          The following tables illustrate the efficiency ratio for the periods indicated:

	Three Months Ended (Unaudited)
	June 30, 2000	June 30, 1999
	(Dollars in thousands)
General and administrative expenses	$42,757	$25,879
Operating revenues, as defined	$59,419	$50,705

Efficiency ratio(1)	72.0%	51.0%

	Six Months Ended (Unaudited)
	June 30, 2000	June 30, 1999
	(Dollars in thousands)

General and administrative expenses	$ 84,113	$52,035
Operating revenues, as defined	$121,139	$99,412

Efficiency ratio(1)	69.4%	52.3%

(1)	Prior to November 1, 1999, for the purpose of calculating the efficiency ratio, other noninterest income excluded gains or losses from securitizations and/or sales of loans and securities.

          The increase in the efficiency ratio for the second quarter of 2000, as compared with the second quarter of 1999, was due to higher general and administrative expenses, primarily associated with FMAC, partially offset by higher net leasing-related rental income and higher noninterest income. The increase in the efficiency ratio for the first six months of 2000, as compared with the first six months of 1999, was due to higher general and administrative expenses, primarily associated with FMAC, partially offset by higher net leasing income, higher noninterest income and higher net interest income.

Leasing Expenses

          Leasing expenses represent expenses related to our auto leasing activities. Because the leases are accounted for as operating leases, the corresponding assets are capitalized and depreciated to their estimated residual values over their lease terms. This depreciation expense is included in leasing expenses, along with the amortization of capitalized initial direct lease costs. Leasing expenses were $16.9 million for the second quarter of 2000 as compared with $8.9 million for the second quarter of 1999. Leasing expenses were $32.3 million for the first six months of 2000 as compared with $15.6 million for the first six months of 1999. The increases in leasing expenses were due to growth in our auto-related operating lease portfolio.

Capital Securities

          On December 21, 1998, we issued $90 million in Capital Securities through Bay View Capital I, a business trust formed to issue the securities. The Capital Securities pay quarterly cumulative cash distributions at an annual rate of 9.76% of the liquidation value of $25 per share. Dividend expense on the Capital Securities was $2.2 million for both the second quarter of 2000 and the second quarter of 1999. Dividend expense on the Capital Securities was $4.5 million for both the first six months of 2000 and the first six months of 1999.

Amortization of Intangible Assets

          Amortization expense related to intangible assets was $6.5 million for the second quarter of 2000 as compared with $2.9 million for the second quarter of 1999. Amortization expense related to intangible assets was $12.8 million for the first six months of 2000 as compared with $5.8 million for the first six months of 1999. The increases in amortization expense were due to higher amortization expense in the Commercial Platform, primarily related to our acquisitions of FMAC during the fourth quarter of 1999 and, to a much lesser degree, Goodman Factors during the first quarter of 2000.

Income Tax Benefit/Expense

          Our income tax benefit was $1.3 million for the second quarter of 2000 as compared with income tax expense of $6.6 million for the second quarter of 1999. Income tax expense was $2.5 million for the first six months of 2000 as compared with $12.9 million for the first six months of 1999. Our effective tax rate for the first six months of 2000, based on our projected 2000 pre-tax income, was 90.09%, partially offset by a reduction in certain tax exposure items. This compares with 46.9% for the first six months of 1999. The increase in the effective tax rate was primarily due to an increase in nondeductible goodwill amortization related to the aforementioned acquisitions and a decrease in our income before income tax expense.

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

          In response to this situation, we have illustrated what our earnings would have been excluding the non-cash expense associated with amortization of the intangible assets generated from our acquisitions. While this disclosure is not intended to represent what our operating results would have been had our acquisitions been accounted for under the p ooling-of-interests method of accounting, due to other differences between the two methods, we do believe it represents a reasonable approximation of what our results would have been.

           The following tables illustrate the reconciliation of income (loss) before income tax expense to earnings excluding amortization of intangible assets, and the corresponding annualized performance return measures, for the periods indicated:

	Three Months Ended (Unaudited)
	June 30, 2000	June 30, 1999
	(Dollars in thousands, except per share amounts)
Income (loss) before income tax expense(1)	$(1,126)	$14,184
Amortization of intangible assets	6,502	2,883

Pre-tax earnings excluding intangible amortization	5,376	17,067
Income tax expense	(2,152)	(7,018)

Earnings excluding amortization	$ 3,224	$10,049

Earnings per diluted share	$ 0.01	$ 0.40

Earnings excluding amortization per diluted share	$ 0.10	$ 0.53

Return on average assets(2)	0.01%	0.52%

Return on average equity(2)	0.13%	7.95%

Earnings excluding amortization—return on average assets(3)	0.20%	0.69%

Earnings excluding amortization—return on average equity(3)	2.06%	10.60%

Earnings excluding amortization—return on average tangible assets(4)	0.21%	0.71%

Earnings excluding amortization—return on average tangible equity(4)	4.40%	16.13%

	Six Months Ended (Unaudited)
	June 30, 2000	June 30, 1999
	(Dollars in thousands, except per share amounts)
Income before income tax expense(1)	$ 3,247	$ 27,613
Amortization of intangible assets	12,809	5,787

Pre-tax earnings excluding intangible amortization	16,056	33,400
Income tax expense	(6,618)	(13,707)

Earnings excluding amortization	$ 9,438	$ 19,693

Earnings per diluted share	$ 0.02	$ 0.77

Earnings excluding amortization per diluted share	$ 0.29	$ 1.03

Return on average assets(2)	0.02%	0.52%

Return on average equity(2)	0.23%	7.73%

Earnings excluding amortization—return on average assets(3)	0.29%	0.69%

Earnings excluding amortization—return on average equity(3)	3.01%	10.37%

Earnings excluding amortization—return on average tangible assets(4)	0.31%	0.71%

Earnings excluding amortization—return on average tangible equity(4)	6.38%	15.86%

(1)	Income (loss) before income tax expense for the periods indicated includes certain special mention items, as discussed above.
(2)	Return on average assets is defined as net income divided by average assets. Return on average equity is defined as net income divided by average equity.
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

Normalized Net Interest Income and Net Interest Margin

          Normalized net interest income and net interest margin include net rental income from our auto leasing activities (that is, the excess of rental income over depreciation expense on auto-related lease assets), which are principally funded by our deposits, and also include expenses related to our Capital Securities. Because our auto leases are accounted for as operating leases, the rental income is reflected as noninterest income and the related expenses, including depreciation expense, are reflected as noninterest expenses, in accordance with GAAP. Normalized net interest income also excludes certain nonrecurring interest income and interest expense items.

          Normalized net interest income for second quarter of 2000 was $50.5 million as compared with $45.7 million for the second quarter of 1999. Normalized net interest income for first six months of 2000 was $100.2 million as compared with $88.1 million for the first six months of 1999. Normalized net interest margin for the second quarter of 2000 was 3.46% as compared with 3.31% for the second quarter of 1999. Normalized net interest margin for the first six months of 2000 was 3.39% as compared with 3.23% for the first six months of 1999. The following tables illustrate normalized net interest income and net interest margin, by platform, for the periods indicated:

	For the Three Months Ended (Unaudited)
	June 30, 2000		June 30, 1999
	Normalized Net Interest Income	Normalized Net Interest Margin	Normalized Net Interest Income	Normalized Net Interest Margin
	(Dollars in thousands)

Retail Platform	$23,911	2.95%	$27,950	3.03%
Commercial Platform	26,580	4.08	17,733	3.93

Total	$50,491	3.46%	$45,683	3.31%

	For the Six Months Ended (Unaudited)
	June 30, 2000		June 30, 1999
	Normalized Net Interest Income	Normalized Net Interest Margin	Normalized Net Interest Income	Normalized Net Interest Margin
	(Dollars in thousands)
Retail Platform	$ 48,668	2.86%	$55,411	2.91%
Commercial Platform	51,489	4.09	32,713	3.98

Total	$100,157	3.39%	$88,124	3.23%

          The increases in total normalized net interest income and total net interest margin for the second quarter of 2000, as compared with the second quarter of 1999, and for the first six months of 2000, as compared with the first six months of 1999, were largely attributable to higher net rental income from our auto leasing activities, higher asset yields, increases in average interest-earning assets, and the continued change-out of our balance sheet, as previously discussed, partially offset by higher funding costs, as previously discussed.

          The following tables illustrate average interest-earning assets, including our auto-related operating lease assets, by platform, for the periods indicated:

	Average Interest-Earning Assets for the Three Months Ended (Unaudited)
	June 30, 2000	June 30, 1999
	(Dollars in thousands)
Retail Platform	$3,218,584	$3,701,421
Commercial Platform	2,585,838	1,800,097

Total	$5,804,422	$5,501,518

	Average Interest-Earning Assets for the Six Months Ended (Unaudited)
	June 30, 2000	June 30, 1999
	(Dollars in thousands)
Retail Platform	$3,379,909	$3,788,010
Commercial Platform	2,502,565	1,635,925

Total	$5,882,474	$5,423,935

           The decreases in the Retail Platform’s average interest-earning assets, including our auto-related operating lease assets, and the corresponding increases in the Commercial Platform’s average interest-earning assets, reflect our continued shift in asset mix toward more commercial bank-like products, specifically franchise loans. The Retail Platform’s average interest-earning assets were significantly impacted from June of 1999 through June of 2000 by loan sales and securitizations throughout this period, as discussed elsewhere herein or previously disclosed.

          The following table illustrates interest-earning assets, including our auto-related operating lease assets, by platform, as of the dates indicated:

	(Unaudited)
	At June 30, 2000	At December 31, 1999	At June 30, 1999
	(Dollars in thousands)
Retail Platform	$3,068,214	$3,658,735	$3,628,169
Commercial Platform	2,619,686	2,219,536	2,005,228

Total	$5,687,900	$5,878,271	$5,633,397

          The significant decrease in the Retail Platform’s interest-earning assets, including our auto-related operating lease assets, at June 30, 2000, as compared with December 31, 1999, was due primarily to the sale of $251.4 million of single-family mortgage loans and the securitization and sale of $356.6 million of auto loans at the end of the first quarter of 2000. These transactions were capital management driven and helped maintain our regulatory “well-capitalized” status as of March 31, 2000 and June 30, 2000.

Balance Sheet Analysis

          Our total assets were $6.3 billion at June 30, 2000 as compared with $6.5 billion at December 31, 1999. The decrease in total assets relates primarily to certain capital management-driven transactions we executed during the first six months of 2000 in order to help maintain our regulatory “well-capitalized” status. Specifically, we sold $251.4 million of single-family mortgage loans and securitized and sold $356.6 million of auto loans during the first quarter of 2000. These activities were partially offset by our loan and lease originations and our investment of $363.6 million in additional GNMA and FHLB securities during the first six months of 2000.

          As previously discussed, we completed a $268.2 million on-balance sheet franchise loan securitization during the second quarter of 2000. The transaction effectively transferred $268.2 million in franchise loans to investment securities, generating $264.2 million in asset-backed securities classified as held-to-maturity and a $12.1 million retained interest in securities classified as available-for-sale.

Securities

          Our securities activities are primarily conducted by Bay View Bank. Bay View Bank has historically purchased securities to supplement our loan production. The majority of the securities purchased are high-quality mortgage-backed securities, including securities issued by GNMA, Fannie Mae and Freddie Mac and senior tranches of private issue collateralized mortgage obligations, or aCMOs. In addition to these securities, we also hold asset-backed securities, retained interests in loan and lease securitizations, U.S. government agency notes and other short-term securities.

           The following table illustrates our securities portfolio as of the dates indicated:

	(Unaudited)
	June 30, 2000		December 31, 1999
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available-for-sale
Federal National Mortgage Association stock	$ 579	$ 497	$ 579	$ 572
Asset-backed securities	4,703	4,703	5,393	5,393

Total investment securities(1)	5,282	5,200	5,972	5,965

Mortgage-backed securities:
Issued by GNMA	—	—	9,795	9,639
Issued by Freddie Mac and Fannie Mae	394	380	517	504
CMOs	299	269	336	336

Total mortgage-backed securities	693	649	10,648	10,479

Total securities available-for-sale(1)	$ 5,975	$ 5,849	$ 16,620	$ 16,444

Held-to-maturity
Asset-backed securities	$ 262,402	$ 251,906	$ —	$ —
Federal Home Loan Bank callable notes	45,302	44,831	9,997	9,828

Total investment securities	307,704	296,737	9,997	9,828

Mortgage-backed securities:
Issued by GNMA	492,792	488,497	174,379	171,952
Issued by Freddie Mac and Fannie Mae	273,814	269,739	297,640	289,385
Issued by other financial intermediaries	15,291	15,411	20,633	20,745
CMOs	143,423	134,189	151,582	143,502

Total mortgage-backed securities	925,320	907,836	644,234	625,584

Total securities held-to-maturity	$1,233,024	$1,204,573	$654,231	$635,412

(1)	Excludes retained interests in securitizations classified as securities available-for-sale of $57.1 million and $43.1 million at June 30, 2000 and December 31, 1999, respectively.

          We purchased $327.8 million of GNMA securities and $35.3 million of Federal Home Loan Bank callable notes for our held-to-maturity portfolio during the first six months of 2000 due to their attractive yields and favorable regulatory capital risk-weighting. The on-balance sheet franchise loan securitization we completed during the second quarter of 2000 generated $264.2 million in asset-backed securities held-to-maturity and a $12.1 million retained interest in securities available-for-sale. In addition, securities available-for-sale increased during the first six months of 2000 due to the retained interests generated from our securitization and sale of auto loans, partially offset by cash payments received, purchase accounting adjustments related to FMAC and the revaluation of our auto loan securitization residuals during the second quarter of 2000. We sold $9.0 million of GNMA mortgage-backed securities from our available-for-sale portfolio during the first six months of 2000.

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

Loans and Leases

          The following table illustrates our loan and lease portfolio as of the dates indicated:

	(Unaudited)
	June 30, 2000	December 31, 1999
	(Dollars in thousands)
Loans and Leases Receivable:
Retail Platform:
Single-family mortgage loans	$ 612,656	$ 940,235
Home equity loans and lines of credit	602,727	648,676
Auto loans(1)	222,459	496,901

Total retail loans	1,437,842	2,085,812
Commercial Platform:
Multi-family mortgage loans	652,296	622,835
Commercial mortgage loans	307,800	317,068
Franchise loans	993,792	1,040,608
Asset-based loans, factoring loans and commercial leases	315,856	254,671
Business loans	43,099	33,345

Total commercial loans and leases	2,312,843	2,268,527

Gross loans and leases	3,750,685	4,354,339
Premiums and discounts and deferred fees and costs, net	39,529	59,315
Allowance for losses on loans and leases	(54,273)	(52,161)

Net loans and leases	$3,735,941	$4,361,493

(1)	Amounts exclude auto-related operating lease assets reported separately from loans and leases totaling $532.3 million at June 30, 2000 and $463.1 million at December 31, 1999.

          During the first six months of 2000 we sold $251.4 million of single-family loans and securitized and sold $356.6 million of auto loans. In addition, franchise loans were reduced by $268.2 million due to our on-balance sheet franchise loan securitization, as previously discussed. These capital management-driven transactions occurred toward the end of the first quarter and helped maintain our regulatory “well-capitalized” status. The reduction in single-family loans also reduced our geographic concentration risk and is consistent with our continuing efforts to replace lower-yielding mortgage-based assets with higher-yielding commercial bank-like assets. Additionally, during the first six months of 2000 we sold $26.1 million of commercial equipment leases, $18.7 million of franchise loans and $11.8 million in multi-family mortgage loans.

           Our strategy is to focus our loan and lease production efforts on high-quality consumer and commercial loans and leases with higher risk-adjusted yields relative to mortgage loans. In 1999, we supplemented our originations with a significant amount of loan and lease purchases. The franchise loans purchased in 1999 were originated by FMAC. The following tables illustrate our loan and lease production for the periods indicated:

	Three Months Ended (Unaudited)
	June 30, 2000	June 30, 1999
	(Dollars in thousands)
Loan and Lease Production:
Originations:
Home equity loans and lines of credit	$ 21,291	$ 19,299
Auto loans and leases(1)	121,774	181,330
Mortgage loans	62,593	61,937
Franchise loans	64,755	—
Bankers Mutual multi-family loans(2)	89,371	—
Asset-based loans, factoring loans and commercial leases	38,506	37,332
Business loans	16,833	5,248

Total originations	415,123	305,146

Purchases:
Home equity loans	826	33,273
Auto loans	—	39,451
Mortgage loans	306	1,141
Franchise loans	—	185,219

Total purchases	1,132	259,084

Total loan and lease production	$416,255	$564,230

	Six Months Ended (Unaudited)
	June 30, 2000	June 30, 1999
	(Dollars in thousands)
Loan and Lease Production:
Originations:
Home equity loans and lines of credit	$ 37,420	$ 28,508
Auto loans and leases(1)	254,851	344,001
Mortgage loans	100,912	110,583
Franchise loans	257,282	—
Bankers Mutual multi-family loans(2)	220,145	—
Asset-based loans, factoring loans and commercial leases	76,685	80,508
Business loans	31,678	9,756

Total originations	978,973	573,356

Purchases:
Home equity loans	826	51,168
Auto loans	2,836	51,607
Mortgage loans	1,802	9,853
Franchise loans	—	514,742

Total purchases	5,464	627,370

Total loan and lease production	$984,437	$1,200,726

(1)
Includes auto-related operating lease assets totaling $52.1 million and $89.7 million for the three months ended June 30, 2000 and June 30, 1999, respectively and $114.6 million and $177.5 million for the six months ended June 30, 2000 and June 30, 1999, respectively, which are not included in our total loan and lease portfolio in accordance with GAAP.

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

          The following table illustrates our nonperforming assets and troubled debt restructurings as of the dates indicated:

	(Unaudited)
	June 30, 2000	December 31, 1999
	(Dollars in thousands)
Nonaccrual loans and leases	$44,256	$22,918
Real estate owned	5,289	2,467
Other repossessed assets	162	554

Nonperforming assets	49,707	25,939
Troubled debt restructurings	921	1,009

Total	$50,628	$26,948

          The increase in nonaccrual loans and leases at June 30, 2000, as compared with December 31, 1999, was primarily due to a loan associated with the funeral home business, a former FMAC business line that is no longer offered, and a specific asset-based loan within the Commercial Platform. Non-franchise nonperforming assets decreased to $14.7 million at June 30, 2000 from $15.8 million at December 31, 1999. The increase in real estate owned was primarily due to the foreclosure of four FMAC franchise properties.

           The following table illustrates, by platform, nonperforming assets and nonperforming assets as a percentage of total assets, excluding loans and leases held-for-sale:

	Nonperforming Assets as a Percentage of Specified Assets (Unaudited)
	June 30, 2000		December 31, 1999
	(Dollars in thousands)
Retail Platform:
Single-family mortgage	$ 3,350	0.05%	$ 5,121	0.08%
Home equity	3,142	0.05	2,958	0.04
Auto	263	0.01	1,307	0.02

Total retail platform	6,755	0.11	9,386	0.14
Commercial Platform:
Multi-family mortgage	309	0.01	1,172	0.02
Commercial real estate	1,185	0.02	2,623	0.04
Franchise	34,966	0.58	10,119	0.16
Asset-based loans, factoring loans and commercial leases	6,492	0.11	1,639	0.02
Business loans	—	—	1,000	0.02

Total commercial platform	42,952	0.72	16,553	0.26

Total	$49,707	0.83%	$25,939	0.40%

          The following table illustrates, by platform, loans and leases delinquent 60 days or more as a percentage of gross loans and leases, excluding loans and leases held-for-sale:

	Loans and Leases Delinquent 60 Days or More as a Percentage of Specified Assets (Unaudited)
	June 30, 2000		December 31, 1999
	(Dollars in thousands)
Retail Platform	$14,198	0.42%	$16,747	0.39%
Commercial Platform	32,683	0.96	11,668	0.27

Total	$46,881	1.38%	$28,415	0.66%

          The increase in loans and leases delinquent 60 days or more at June 30, 2000, as compared with December 31, 1999, was due primarily to the two large nonaccrual loans previously discussed.

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

          The allowance for losses on loans and leases at June 30, 2000 was $54.3 million as compared with $52.2 million at December 31, 1999. The increase in the allowance for losses on loans and leases was primarily related to higher provision levels associated with the franchise loan sector partially offset by the transfers of loans and leases to held-for-sale during the first six months of 2000. These factors resulted in an increase in the allowance for losses on loans and leases to 1.59% of gross loans and leases held-for-investment at June 30, 2000 as compared with 1.22% at December 31, 1999, reflecting the more commercial bank-like shift in the Company’s loan composition.

           The following table illustrates the allowance for losses on loans and leases as a percentage of both nonperforming assets and gross loans and leases, excluding loans and leases held-for-sale:

	Allowance for Losses on Loans and Leases as a Percentage of Specified Assets (Unaudited)
	June 30, 2000		December 31, 1999
	Assets	Percent	Assets	Percent
	(Dollars in thousands)
Nonperforming assets	$ 49,707	109%	$ 25,939	201%
Gross loans and leases, excluding loans and leases held- for-sale	$3,403,863	1.59%	$4,288,092	1.22%

          The following table illustrates the changes in the allowance for losses on loans and leases for the periods indicated:

	(Unaudited)
	Three Months Ended June 30, 2000	Six Months Ended June 30, 2000	Year Ended December 31, 1999
	(Dollars in thousands)
Beginning balance	$49,344	$ 52,161	$ 45,405
Reserves related to acquisitions	—	—	8,256
Transfers of loans to held-for-sale	(538)	(4,687)	(2,656)
Charge-offs:
Mortgage	(48)	(112)	(827)
Home Equity	(4,193)	(9,141)	(19,568)
Auto	(514)	(1,970)	(7,674)
Asset-based loans, factoring loans and commercial leases	(1,083)	(2,113)	(3,176)
Franchise(1)	—	(497)	—

	(5,838)	(13,833)	(31,245)
Recoveries:
Mortgage	64	82	607
Home Equity	996	1,739	1,530
Auto	408	811	1,722
Asset-based loans, factoring loans and commercial leases	191	294	231
Franchise(1)	146	206	—

	1,805	3,132	4,090
Net charge-offs	(4,033)	(10,701)	(27,155)
Provision for losses on loans and leases	9,500	17,500	28,311

Ending balance	$54,273	$ 54,273	$ 52,161

Net charge-offs to average loans and leases (annualized)	0.42%	0.51%	0.61%

(1)	Represents franchise amounts subsequent to the acquisition of FMAC on November 1, 1999.

          The decreases in the annualized percentage of net charge-offs to average loans and leases for the second quarter of 2000 and the six months ended June 30, 2000, as compared with the year ended December 31, 1999, were due primarily to lower annualized net charge-offs partially offset by a decrease in average loan and lease balances.

Deposits

          As a primary part of our business, we generate deposits for the purpose of funding loans, leases and securities. The following table illustrates deposits as of the dates indicated:

	(Unaudited)
	June 30, 2000		December 31, 1999
	Amount	% of Total Deposits	Amount	% of Total Deposits
	(Dollars in thousands)
Transaction accounts	$1,713,381	44.6%	$1,703,123	45.7%
Retail certificates of deposit	1,624,193	42.3	1,637,127	43.9

Total retail deposits	3,337,574	86.9	3,340,250	89.6
Brokered certificates of deposit	502,865	13.1	389,530	10.4

Total	$3,840,439	100.0%	$3,729,780	100.0%

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

          The following table illustrates outstanding borrowings as of the dates indicated:

	(Unaudited)
	June 30, 2000	December 31, 1999
	(Dollars in thousands)
Advances from the Federal Home Loan Bank of San Francisco	$ 964,300	$1,367,300
Securities sold under agreements to repurchase	447,964	17,883
Warehouse lines	174,846	397,538
Subordinated Notes, net	149,534	149,502
Other borrowings	1,668	3,294
Capital Securities	90,000	90,000

Total	$1,828,312	$2,025,517

          On August 18, 1999, Bay View Bank issued $50 million of 10% Subordinated Notes, which mature in August 2009. During 1999, two warehouse lines with initial committed amounts totaling $600 million were secured. Both lines had maturities of one year or less. One warehouse line of $500 million was established to provide financing for franchise loans. The other warehouse line of $100 million, which was established to fund Bankers Mutual multi-family loan production, was terminated following the sale of substantially all of the assets and certain liabilities of Bankers Mutual during the second quarter of 2000.

          The lower borrowing level at June 30, 2000, as compared with December 31, 1999, was due primarily to a decrease in warehouse lines related to franchise loans and the paydown of Federal Home Loan Bank advances associated with the aforementioned sales of single-family mortgage loans, partially offset by an increase in securities sold under agreements to repurchase used primarily to fund the securities generated from the on-balance sheet franchise loan securitization, as previously discussed. Additionally, in June 2000 we auctioned $180 million of Federal Home Loan Bank liabilities with below-market interest rates. We anticipate that the balances of our Federal Home Loan Bank advances will continue to decline due to the decrease in eligible mortgage-based collateral resulting from the continuing change-out of our balance sheet.

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

Capital Resources

          Management seeks to maintain adequate capital to support anticipated asset growth and credit risks, and to ensure that Bay View Capital Corporation and Bay View Bank are in compliance with all regulatory capital guidelines. Stockholders’ equity totaled $627.0 million at June 30, 2000 as compared with $631.2 million at December 31, 1999. This decrease was largely due to dividends declared partially offset by earnings for the first six months of 2000. Tangible stockholders’ equity, which excludes intangible assets, was $299.3 million at June 30, 2000 as compared with $302.2 million at December 31, 1999. This decrease was largely due to additional intangible assets, related to our acquisitions combined with dividends declared, partially offset by our earnings for the first six months of 2000 combined with the amortization of intangible assets and certain purchase accounting adjustments related to FMAC.

          The following table illustrates the reconciliation of our stockholders’ equity to tangible stockholders’ equity as of the dates indicated:

(Unaudited)
	At June 30, 2000	At December 31, 1999
(Dollars in thousands, except per share amounts)
Stockholders’ equity	$ 626,998	$ 631,194
Intangible assets	(327,653)	(329,005)

Tangible stockholders’ equity	$ 299,345	$ 302,189

Book value per share	$ 19.25	$ 19.38

Tangible book value per share	$ 9.19	$ 9.28

           The following table illustrates the changes in our tangible stockholders’ equity for the periods indicated:

	(Unaudited)
	Six Months Ended June 30, 2000	Year Ended December 31, 1999
	(Dollars in thousands)
Beginning tangible stockholders’ equity	$302,189	$243,723
Net income	722	28,964
Equity issued in connection with acquisitions	—	237,022
Additional intangible assets related to acquisitions accounted for under the purchase method of accounting	(14,233)	(199,344)
Intangible assets generated from branch acquisitions	—	(6,154)
Write-off of intangible assets related to Bankers Mutual	2,776	—
Amortization of intangible assets	12,809	13,687
Repurchase of common stock	—	(8,381)
Exercise of stock options	59	498
Cash dividends declared	(6,517)	(5,579)
Other	1,540	(2,247)

Ending tangible stockholders’ equity	$299,345	$302,189

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

          Bay View Bank’s regulatory capital levels at June 30, 2000 exceeded both the minimum requirements as well as the requirements necessary to be considered well-capitalized as illustrated in the following table:

	(Unaudited)
	Actual		Minimum Requirement		Well-Capitalized Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 Leverage	$359,803	6.58%	$218,881	4.00%	$273,601	5.00%
Tier 1 Risk-based	$359,803	8.09%	$177,977	4.00%	$266,965	6.00%
Total Risk-based	$463,637	10.42%	$355,954	8.00%	$444,942	10.00%

           Bay View Capital Corporation’s regulatory capital levels at June 30, 2000 exceeded both the Federal Reserve Board’s minimum requirements as well as the requirements necessary to be considered well-capitalized by the Federal Reserve Board as illustrated in the following table:

	(Unaudited)
	Actual		Minimum Requirement		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 Leverage	$386,831	6.42%	$241,065	4.00%	$ —	—
Tier 1 Risk-based	$386,831	7.13%	$216,972	4.00%	$325,458	6.00%
Total Risk-based	$590,638	10.89%	$433,944	8.00%	$542,430	10.00%

Share Repurchase Program

          In August 1998, our Board of Directors authorized the repurchase of up to $50 million in shares of our common stock. During 1999 we repurchased 460,000 shares of our common stock for $8.3 million at an average price of $18.22 per share. We did not repurchase any shares of our common stock during the first six months of 2000. In November 1999, our treasury shares were reissued in conjunction with the acquisition of FMAC. At June 30, 2000, we had approximately $17.6 million in remaining authorization available for future share repurchases.

Impact of New Accounting Standards

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative. We currently utilize interest rate derivatives to hedge mismatches in the rate and maturity of loans, leases and securities and their funding sources and to reduce interest rate risk on anticipated transactions, including loan and lease securitizations and/or sales. To the extent these interest rate derivatives qualify as a cash flow hedge under Statement No. 133, the effective portion of the derivative’s gain or loss would be initially reported as a component of other comprehensive income (outside of earnings) and subsequently reclassified into earnings when the forecasted transaction affected earnings. Statement No. 133, as amended by Statement of Financial Accounting Standards Nos. 137 and 138, will be effective for the fiscal quarter beginning January 1, 2001. At this time, we are in the process of evaluating the impact of the adoption of Statement 133, and have not determined the effect the standard will have on our consolidated financial condition, results of operations and cash flows.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Asset and Liability Management

          The objective of our asset and liability management activities is to improve our earnings by adjusting the type and mix of assets and liabilities to effectively address changing conditions and risks. Through overall management of our balance sheet and by controlling various risks, we seek to optimize our financial returns within safe and sound parameters. Our operating strategies for attaining this objective include managing net interest margin through appropriate risk/return pricing of assets and liabilities and emphasizing growth in retail deposits, as a percentage of interest-bearing liabilities, to reduce our cost of funds. Our strategy includes originating and purchasing quality assets with higher risk-adjusted yields and selling assets with lower risk-adjusted yields or repricing characteristics that do not meet our objectives for managing interest rate risk. We also seek to improve earnings through controlling noninterest expense, enhancing noninterest income and utilizing improved information systems to facilitate our analysis of the profitability of our business platforms. We utilize derivative financial instruments to hedge mismatches in the rate and maturity of our assets and their funding sources and to reduce interest rate and spread risk on anticipated transactions. Finally, we perform internal analyses to measure, evaluate and monitor risk.

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

Interest Rate Exchange Agreements (Swaps)

          We use interest rate exchange agreements, or swaps, to hedge mismatches in the rate and maturity of certain of our assets and their funding sources and to mitigate the risk of the effects of interest rate fluctuations on the value of our fixed rate loans classified as available-for-sale. Interest rate swaps involve the exchange of fixed-rate and variable-rate interest payment obligations without the exchange of the underlying notional amounts. We were a party to interest rate swaps with notional principal amounts of $306.5 million at June 30, 2000 and $256.5 million at December 31, 1999. These interest rate swaps involve the receipt of floating interest rates (based on the three-month London Interbank Offered Rate, sometimes referred to as LIBOR) and payment of fixed interest rates on the underlying notional amounts.

Treasury Futures Contracts

          To mitigate the risk of the effects of interest rate fluctuations on the value of our fixed-rate loans classified as held-for-sale, we will in certain cases hedge our interest rate risk related to these assets by entering into United States Treasury futures contracts. We had open positions with notional amounts of $243.7 million at June 30, 2000 and $32.5 million at December 31, 1999 related to the United States Treasury futures contracts used to hedge fixed-rate franchise loans classified as held-for-sale.

Interest Rate Caps

          Interest rate caps are option contracts that limit the cap holder’s risk associated with an increase in interest rates. If rates go above a specified interest rate (strike price or cap rate), the cap holder is entitled to receive cash payments equal to the excess of the market rate over the strike price multiplied by the notional amount. We use interest rate caps, for which we pay a premium, to protect against rising interest rates on our debt, utilized to fund our recent purchase of GNMA securities, while retaining the ability to benefit from a decline in rates. As of June 30, 2000, we had interest rate caps with notional amounts totaling $180 million and cap rates at 7% and a cap index based on either the one-or three-month LIBOR rate.

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

Interest Rate Sensitivity

          Our monitoring activities related to managing interest rate risk include both interest rate sensitivity “ gap” analysis and the use of a simulation model. While traditional gap analysis provides a simple picture of the interest rate risk embedded in the balance sheet, it provides only a static view of interest rate sensitivity at a specific point in time and does not measure the potential volatility in forecasted results relating to changes in market interest rates over time. Accordingly, we combine the use of gap analysis with the use of a simulation model which provides a dynamic assessment of interest rate sensitivity.

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

           The following table illustrates our combined asset and liability repricing as of June 30, 2000:

	Repricing Period (Unaudited)
	Under One Year	Between One and Three Years	Between Three and Five Years	Over Five Years	Total
	(Dollars in thousands)
Assets:

Cash and investments	$ 169,916	$ —	$ —	$ 268,705	$ 438,621
Mortgage-backed securities and loans and leases(1)	2,130,968	1,228,241	608,432	1,280,855	5,248,496

Total interest rate sensitive assets	$2,300,884	$1,228,241	$ 608,432	$1,549,560	$5,687,117

Liabilities:

Deposits:
Transaction accounts	$1,587,083	$ 123,119	$ 2,853	$ 326	$1,713,381
Retail certificates of deposit	521,714	782,158	319,720	601	1,624,193
Brokered certificates of deposit	502,865	—	—	—	502,865
Borrowings(2)	1,152,510	184,600	250,000	241,202	1,828,312

Total interest rate sensitive liabilities	$3,764,172	$1,089,877	$ 572,573	$ 242,129	$5,668,751

Repricing gap-positive (negative) before impact of derivatives	$(1,463,288)	$ 138,364	$ 35,859	$1,307,431	$ 18,366

Impact of derivatives	119,000	(29,000)	—	(90,000)

	$(1,344,288)	$ 109,364	$ 35,859	$1,217,431

Cumulative repricing gap-positive (negative)	$(1,344,288)	$(1,234,924)	$(1,199,065)	$ 18,366

(1)	Based on assumed annual prepayment and amortization rates, which approximate our historical experience.
(2)	Includes Capital Securities.

           The simulation model discussed above also provides the Asset and Liability Committee with the ability to simulate our net interest income. In order to measure, at June 30, 2000, the sensitivity of our forecasted net interest income to changing interest rates, both a rising and falling interest rate scenario were projected and compared to a base market interest rate forecast derived from the current treasury yield curve. For the rising and falling interest rate scenarios, the base market interest rate forecast was increased or decreased, on an instantaneous and sustained basis, by 100 and 200 basis points. At June 30, 2000, our net interest income exposure related to these hypothetical changes in market interest rates was within our policy guidelines as illustrated in the following table:

	Increase/(Decrease) in Net Interest Income (Unaudited)
	-200 bp	-100 bp	+100 bp	+200 bp
	(Dollars in thousands)
Projected effect:
Net interest income without swaps	$210,953	$204,508	$187,717	$171,588
Net interest income with swaps	$208,184	$203,382	$190,276	$177,334
Impact of swaps	$ (2,769)	$ (1,126)	$ 2,559	$ 5,746
% Increase (decrease) from base net interest income, with swaps	5.15%	2.72%	(3.90)%	(10.43)%
Policy guidelines	(15.00)%	(10.00)%	(10.00)%	(15.00)%

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

          None

Item 3.    Defaults Upon Senior Securities

          None

Item 4.    Submission of Matters to a Vote of Security Holders

          At the annual meeting of our stockholders, held April 27, 2000, the stockholders considered the following proposal:

I. The election of three directors of Bay View Capital Corporation:

          The following directors were re-elected:

Paula R. Collins
Thomas M. Foster
Wayne L. Knyal

          The vote on the election of the directors at the annual meeting was as follow:

	For	Withheld or Against
Paula R. Collins	31,030,502	397,444
Thomas M. Foster	31,032,037	395,909
Wayne L. Knyal	31,037,136	390,810

Item 5.    Other Information

          None

Item 6.    Exhibits and Reports on Form 8-K

          a  (i) Employment Contract with Mark E. Lefanowicz (Exhibit 10)

          a  (ii) Computation of Ratios of Earnings to Fixed Charges (Exhibit 12)

          a  (iii) Financial Data Schedule (Exhibit 27)

          b The Registrant did not file any reports on Form 8-K during the three months ended June 30, 2000.