Form 10-Q
period 2000-09-30
BAY VIEW CAPITAL CORP
filed 2000-11-14
CIK 840387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2000

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

FORM 10-Q

INDEX

BAY VIEW CAPITAL CORPORATION

Page(s)
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

Consolidated Statements of Financial Condition	4

Consolidated Statements of Operations and Comprehensive Income (Loss)	5-6

Consolidated Statements of Stockholders’ Equity	7

Consolidated Statements of Cash Flows	8-9

Notes to Consolidated Financial Statements	10-17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	50

PART II. OTHER INFORMATION

Other Information	54

Signatures	55

Forward-Looking Statements

          This Form 10-Q contains forward-looking statements which describe our future plans, strategies and expectations. All forward-looking statements are based on assumptions and involve risks and uncertainties, many of which are beyond our control and which may cause our actual results, performance or achievements to differ materially from the results, performance or achievements that we anticipate. Factors that might affect forward-looking statements include, among other things:

•	the demand for our products;

•	actions taken by our competitors;

•	tax rate changes, new tax laws and revised tax law interpretations;

•	adverse changes occurring in the securities markets;

•	inflation and changes in prevailing interest rates that reduce our margins or the fair value of the financial instruments we hold;

•	economic or business conditions, either nationally or in our market areas, that are worse than we expect;

•	legislative or regulatory changes that adversely affect our business;

•	the timing, impact and other uncertainties of our asset sales or securitizations;

•	our ability to enter new geographic and product markets successfully and capitalize on growth opportunities;

•	technological changes that are more difficult or expensive than we expect;

•	increases in delinquencies and defaults by our borrowers and other loan delinquencies;

•	increases in our provision for losses on loans and leases;

•	our inability to sustain or improve the performance of our subsidiaries;

•	our inability to achieve the financial goals in our strategic plans, including any financial goals related to both contemplated and consummated asset sales or acquisitions;

•	the outcome of lawsuits or regulatory disputes;

•	credit and other risks of lending, leasing and investment activities; and

•	our inability to use the net operating loss carryforwards we currently have.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30, 2000	December 31, 1999
	(Dollars in thousands)
ASSETS

Cash and cash equivalents:
Cash and due from depository institutions	$ 279,112	$ 155,600
Short-term investments	423	188,305

	279,535	343,905
Securities available-for-sale:
Investment securities	34,560	49,063
Mortgage-backed securities	597	10,479
Securities held-to-maturity:
Investment securities	275,420	9,997
Mortgage-backed securities	901,177	644,234
Loans held-for-sale	490,034	66,247
Loans and leases held-for-investment, net	3,142,208	4,295,246
Investment in operating lease assets, net	508,002	463,088
Investment in stock of the Federal Home Loan Bank of San Francisco	55,615	77,835
Investment in stock of the Federal Reserve Bank	19,590	13,476
Real estate owned, net	1,092	2,467
Premises and equipment, net	18,701	27,216
Intangible assets	129,671	329,005
Other assets	171,470	166,442

Total assets	$6,027,672	$6,498,700

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Transaction accounts	$1,641,823	$1,703,123
Retail certificates of deposit	1,771,414	1,637,127
Brokered certificates of deposit	445,337	389,530

	3,858,574	3,729,780
Advances from the Federal Home Loan Bank of San Francisco	962,300	1,367,300
Short-term borrowings	516,003	415,421
Subordinated Notes, net	149,550	149,502
Other borrowings	1,664	3,294
Other liabilities	60,189	112,209

Total liabilities	5,548,280	5,777,506

Guaranteed Preferred Beneficial Interest in our Junior Subordinated Debentures (“Capital Securities”)	90,000	90,000
Stockholders’ equity:
Serial preferred stock; authorized, 7,000,000 shares; outstanding, none	—	—
Common stock ($.01 par value); authorized, 60,000,000 shares; issued, 2000— 32,636,219; 1999—32,629,056 shares; outstanding, 2000—32,571,167; 1999—32,562,942 shares	326	326
Additional paid-in capital	456,010	455,964
Retained earnings (accumulated deficit) (substantially restricted)	(64,414)	179,100
Treasury stock, at cost, 2000—65,052 shares; 1999—66,114 shares	(1,081)	(1,094)
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale, net of tax	215	(293)
Debt of Employee Stock Ownership Plan	(1,664)	(2,809)

Total stockholders’ equity	389,392	631,194

Total liabilities and stockholders’ equity	$6,027,672	$6,498,700

The accompanying notes are an integral part of these consolidated financial statements.

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended
	September 30, 2000	September 30, 1999
	(Amounts in thousands, except per share amounts)
Interest income:
Interest on loans and leases	$ 88,478	$92,583
Interest on mortgage-backed securities	16,669	9,573
Interest and dividends on investment securities	13,276	2,742

	118,423	104,898
Interest expense:
Interest on deposits	47,747	35,984
Interest on borrowings	25,250	23,629
Interest on Senior Debentures and Subordinated Notes	3,725	2,995

	76,722	62,608
Net interest income	41,701	42,290
Provision for losses on loans and leases	13,000	7,000

Net interest income after provision for losses on loans and leases	28,701	35,290
Noninterest income:
Leasing income	25,272	16,556
Loan fees and charges	1,765	1,501
Loan servicing income	1,090	627
Account fees	1,932	1,783
Sales commissions	1,398	1,266
Gain (loss) on sale of assets and liabilities, net	(4,847)	2,398
Other, net	1,302	124

	27,912	24,255
Noninterest expense:
General and administrative	34,176	26,769
General and administrative—FMAC loan production	4,588	—
Restructuring charges—FMAC	10,482	—
Revaluation of FMAC-related assets	42,485	—
Leasing expenses	17,345	11,313
Dividend expense on Capital Securities	2,235	2,233
Real estate owned operations, net	65	(83)
Amortization of intangible assets	2,769	2,745
Amortization of intangible assets—FMAC	2,462	—
Write-off of intangible assets—FMAC	192,622	—

	309,229	42,977
Income (loss) before income taxes	(252,616)	16,568
Income tax expense (benefit)	(18,160)	7,534

Net income (loss)	$(234,456)	$ 9,034

Basic earnings (loss) per share	$ (7.18)	$ 0.48

Diluted earnings (loss) per share	$ (7.18)	$ 0.48

Weighted-average basic shares outstanding	32,644	18,749

Weighted-average diluted shares outstanding	32,644	18,865

Net income (loss)	$(234,456)	$ 9,034
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on securities available-for-sale, net of tax expense (benefit) of $80 and ($48) for the three months ended September 30, 2000 and September 30, 1999, respectively	113	(68)

Comprehensive income (loss)	$(234,343)	$ 8,966

The accompanying notes are an integral part of these consolidated financial statements.

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Nine Months Ended
	September 30, 2000	September 30, 1999
	(Amounts in thousands, except per share amounts)
Interest income:
Interest on loans and leases	$ 273,189	$270,615
Interest on mortgage-backed securities	45,236	27,769
Interest and dividends on investment securities	29,144	9,251

	347,569	307,635
Interest expense:
Interest on deposits	128,868	103,061
Interest on borrowings	79,481	69,075
Interest on Senior Debentures and Subordinated Notes	11,153	9,680

	219,502	181,816
Net interest income	128,067	125,819
Provision for losses on loans and leases	30,500	19,111

Net interest income after provision for losses on loans and leases	97,567	106,708
Noninterest income:
Leasing income	72,409	39,308
Loan fees and charges	6,078	4,376
Loan servicing income	4,036	1,536
Account fees	5,891	5,215
Sales commissions	4,206	3,747
Gain (loss) on sale of assets and liabilities, net	(481)	2,379
Other, net	3,841	1,776

	95,980	58,337
Noninterest expense:
General and administrative	101,005	78,804
General and administrative—FMAC loan production	15,561	—
General and administrative—Bankers Mutual	6,311	—
Restructuring charges—FMAC	10,482	—
Revaluation of FMAC-related assets	42,485	—
Leasing expenses	49,660	26,932
Dividend expense on Capital Securities	6,702	6,702
Real estate owned operations, net	48	(106)
Amortization of intangible assets	8,431	8,532
Amortization of intangible assets—FMAC	9,608	—
Write-off of intangible assets—FMAC	192,622	—

	442,915	120,864
Income (loss) before income taxes	(249,368)	44,181
Income tax expense (benefit)	(15,634)	20,478

Net income (loss)	$(233,734)	$ 23,703

Basic earnings (loss) per share	$ (7.16)	$ 1.25

Diluted earnings (loss) per share	$ (7.16)	$ 1.25

Weighted-average basic shares outstanding	32,632	18,884

Weighted-average diluted shares outstanding	32,632	19,021

Net income (loss)	$(233,734)	$ 23,703
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on securities available-for-sale, net of tax expense (benefit) of $358 and ($56) for the nine months ended September 30, 2000 and September 30, 1999, respectively	508	(79)

Comprehensive income (loss)	$(233,226)	$ 23,624

The accompanying notes are an integral part of these consolidated financial statements.
BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Number of Shares Issued	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit) (1)	Treasury Stock	Unrealized Gain (Loss) on Securities Available- for-Sale, Net of Tax	Debt of Employee Stock Ownership Plan	Total Stockholders’ Equity
	(Amounts in thousands, except per share amounts)
Balance at December 31, 1998	20,376	$204	$251,010	$155,715	$(25,157)	$(202)	$(3,759)	$377,811
Issuance of common stock (FMAC acquisition):
From shares held in treasury	—	—	—	—	32,444	—	—	32,444
From authorized but unissued shares	12,212	122	204,456	—	—	—	—	204,578
Repurchase of common stock	—	—	—	—	(8,381)	—	—	(8,381)
Exercise of stock options, including tax benefits	41	—	498	—	—	—	—	498
Cash dividends declared ($0.30 per share)	—	—	—	(5,579)	—	—	—	(5,579)
Change in unrealized loss on securities available-for-sale, net of tax	—	—	—	—	—	(91)	—	(91)
Repayment of debt	—	—	—	—	—	—	950	950
Net income	—	—	—	28,964	—	—	—	28,964

Balance at December 31, 1999	32,629	326	455,964	179,100	(1,094)	(293)	(2,809)	631,194
Exercise of stock options, including tax benefits	7	—	59	—	—	—	—	59
Distribution of restricted shares	—	—	(13)	—	13	—	—	—
Cash dividends declared ($0.30 per share)	—	—	—	(9,780)	—	—	—	(9,780)
Change in unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	508	—	508
Repayment of debt	—	—	—	—	—	—	1,145	1,145
Net loss	—	—	—	(233,734)	—	—	—	(233,734)

Balance at September 30, 2000	32,636	$326	$456,010	$(64,414)	$ (1,081)	$215	$(1,664)	$389,392

(1)	Substantially restricted.

          The accompanying notes are an integral part of these consolidated financial statements.
BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30, 2000	September 30, 1999
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$ (233,734)	$ 23,703
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangible assets	18,039	8,532
Write-off of intangible assets—FMAC	192,622	—
Increase in loans and leases held-for-sale	(519,248)	—
Proceeds from securitizations and/or sales of loans and leases held-for-sale	1,044,432	456,679
Provision for losses on loans and leases and real estate owned	30,500	19,128
Depreciation and amortization of premises and equipment	9,847	5,523
Depreciation and amortization of investment in operating lease assets	45,612	23,785
Amortization of premiums, net of discount accretion	9,091	18,159
Revaluation of FMAC—related assets	42,485	—
Loss (gain) on sale of assets and liabilities, net	481	(2,379)
(Increase) decrease in other assets	(42,437)	17,226
(Decrease) increase in other liabilities	(50,971)	7,179
Other, net	(473)	(5,421)

Net cash provided by operating activities	546,246	572,114

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of assets, net of cash and cash equivalents received	(26,491)	—
Acquisition of deposits, net of premium paid	—	110,807
Proceeds from the sale of substantially all of the assets and certain liabilities of Bankers Mutual, net of cash and cash equivalents sold	30,879	—
Net (increase) decrease in loans and leases held-for-investment resulting from originations, net of repayments	(177,603)	32,068
Purchases of loans and leases, net	(27,849)	(1,040,266)
Purchases of mortgage-backed securities	(327,840)	(80,474)
Purchases of investment securities	(43,798)	(9,997)
Principal payments on mortgage-backed securities	71,267	125,866
Principal payments on investment securities	3,847	—
Proceeds from sales of mortgage-backed securities available-for-sale	8,898	—
Proceeds from maturities/calls of investment securities held-to-maturity	30,000	—
Proceeds from sale of real estate owned	6,389	3,063
Additions to premises and equipment	(2,779)	(2,650)
Decrease in investment in stock of the Federal Home Loan Bank of San Francisco	22,220	8,949
Increase in investment in stock of the Federal Reserve Bank	(6,114)	(13,395)

Net cash used in investing activities	(438,974)	(866,029)

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	For the Nine Months Ended
	September 30, 2000	September 30, 1999
	(Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$ 128,794	$ 295,903
Proceeds from advances from the Federal Home Loan Bank of San Francisco	1,277,000	2,898,600
Repayment of advances from the Federal Home Loan Bank of San Francisco	(1,682,000)	(3,090,200)
Proceeds from reverse repurchase agreements	1,923,071	218,001
Repayment of reverse repurchase agreements	(1,567,508)	(214,554)
Net decrease in warehouse lines outstanding	(239,648)	—
Issuance of Subordinated Notes	—	50,000
Maturity of Senior Debentures	—	(50,000)
Net decrease in other borrowings	(1,630)	114,045
Repurchase of common stock	—	(8,381)
Proceeds from issuance of common stock	59	396
Dividends paid to stockholders	(9,780)	(5,762)

Net cash (used in) provided by financing activities	(171,642)	208,048

Net decrease in cash and cash equivalents	(64,370)	(85,867)
Cash and cash equivalents at beginning of period	343,905	205,186

Cash and cash equivalents at end of period	$ 279,535	$ 119,319

Cash paid during the year for:
Interest	$ 207,873	$ 187,346
Income taxes	$ 2,017	$ —
Supplemental non-cash investing and financing activities:
Loans transferred to real estate owned	$ 5,103	$ 2,049
Loans transferred from held-for-investment to held-for-sale	$ 983,004	$ 510,730
Loans securitized and transferred to securities held-to-maturity	$ 268,172	$ —
The acquisitions of assets involved the following:
Fair value of assets acquired, other than cash and cash equivalents	$ (17,491)	$ —
Goodwill	(9,000)	—

Net cash and cash equivalents paid	$ (26,491)	$ —

          The accompanying notes are an integral part of these consolidated financial statements.

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000
(Unaudited)

Note 1.    Basis of Presentation

          The accompanying unaudited consolidated financial statements include the accounts of Bay View Capital Corporation, a bank holding company incorporated under the laws of the state of Delaware, and our wholly owned subsidiaries: Bay View Bank, N.A., a national bank; Bay View Securitization Corporation, a Delaware corporation; Bay View Capital I, a Delaware business trust; FMAC Insurance Services, a Delaware corporation, FMAC 2000-A Holding Company, a California corporation, and FMAC Franchise Receivables Corporation, a California Corporation. Bay View Bank includes its wholly owned subsidiaries: Bay View Acceptance Corporation, a Nevada corporation; Bay View Commercial Finance Group, a California corporation; Bay View Franchise Mortgage Acceptance Company, a California corporation; XBVBKRS, Inc., formerly Bankers Mutual, a California corporation; MoneyCare, Inc., a California corporation; and Bay View Auxiliary Corporation, a California corporation. Bay View Acceptance Corporation includes its wholly owned subsidiary, LFS-BV, Inc., a Nevada corporation. Effective March 1, 1999, Bay View Capital Corporation contributed the capital stock of Bay View Commercial Finance Group to Bay View Bank in conjunction with the March 1, 1999 conversion of Bay View Bank from a federally chartered capital stock savings bank to a national bank. Bay View Commercial Finance Group was previously a wholly owned subsidiary of Bay View Capital Corporation. Effective June 14, 1999, Bay View Credit and Ultra Funding, Inc., previously wholly owned subsidiaries of Bay View Acceptance Corporation, were merged into Bay View Acceptance Corporation. All significant intercompany accounts and transactions have been eliminated.

          On November 1, 1999, we acquired Franchise Mortgage Acceptance Company, sometimes referred to as FMAC, which included the operations of Bankers Mutual and FMAC Insurance Services. On June 30, 2000, substantially all of the assets and certain liabilities of Bankers Mutual were sold to Berkshire Mortgage Finance Limited Partnership. On September 11, 2000, we announced the restructuring of FMAC’s franchise lending operations. The shutdown of this division was effective as of September 30, 2000 and involved the termination of all related production and marketing personnel. The assets, liabilities and operations of FMAC are not included in our results for the three- and nine-month periods ended September 30, 1999. See Note 5 for a pro forma presentation of the combined operations of Bay View Capital Corporation and FMAC for the three- and nine- month periods ended September 30, 1999.

          The information provided in these interim financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of our financial condition as of September 30, 2000 and December 31, 1999, the results of our operations for the three- and nine-month periods ended September 30, 2000 and 1999, and our cash flows for the three- and nine-month periods ended September 30, 2000 and 1999. These adjustments are of a normal, recurring nature unless otherwise disclosed in this Form 10-Q. As necessary, reclassifications have been made to prior period amounts to conform to the current period presentation. These reclassifications had no effect on our financial condition, results of operations or stockholders’ equity. These interim financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all of the necessary information and footnotes for a presentation in conformity with generally accepted accounting principles.

          The information included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” was written assuming that you have read or have access to our 1999 Annual Report on Form 10-K, which contains the latest audited consolidated financial statements and notes, along with Management’s Discussion and Analysis of Financial Condition as of December 31, 1999 and 1998 and Results of Operations for the years ended December 31, 1999, 1998 and 1997. Accordingly, only certain changes in financial condition and results of operations are discussed in this Form 10-Q. Furthermore, the interim financial results for the three- and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

          The following table illustrates the calculation of basic and diluted earnings per share for the periods indicated:

	For the Three Months Ended,		For the Nine Months Ended,
	September 30, 2000	September 30, 1999	September 30, 2000	September 30, 1999
	(Amounts in thousands, except per share amounts)
Net earnings (loss) available to common stockholders	$(234,456)	$ 9,034	$(233,734)	$23,703
Weighted-average basic shares outstanding	32,644	18,749	32,632	18,884
Add: Dilutive potential common shares	—	116	—	137

Weighted-average diluted shares outstanding	32,644	18,865	32,632	19,021

Basic earnings (loss) per share	$ (7.18)	$ 0.48	$ (7.16)	$ 1.25

Diluted earnings (loss) per share	$ (7.18)	$ 0.48	$ (7.16)	$ 1.25

Note 3.    Stock Options

          As of September 30, 2000, we had six stock option plans: the “Amended and Restated 1986 Stock Option and Incentive Plan,” the “Amended and Restated 1995 Stock Option and Incentive Plan,” the “Amended and Restated 1989 Non-Employee Director Stock Option and Incentive Plan,” the “1998-2000 Performance Stock Plan,” the “ 1998 Non-Employee Director Stock Option and Incentive Plan,” and the “1999 FMAC Stock Option, Deferred Stock and Restricted Stock Plan,” which authorize the issuance of up to 1,759,430, 2,500,000, 550,000, 400,000, 200,000, and 270,576 shares of common stock, respectively.

          The following table illustrates the stock options available for grant as of September 30, 2000:

	1986 Stock Option and Incentive Plan	1995 Stock Option and Incentive Plan	1989 Non- Employee Director Stock Option and Incentive Plan	1998-2000 Performance Stock Plan	1998 Non- Employee Director Stock Option and Incentive Plan	1999 FMAC Stock Option, Deferred Stock and Restricted Stock Plan	Total
Shares reserved for issuance	1,759,430	2,500,000	550,000	400,000	200,000	270,576	5,680,006
Granted	(2,048,816)	(3,220,500)	(570,000)	(93,000)	(82,000)	(270,576)	(6,284,8 92)
Forfeited	304,574	1,206,548	77,000	4,000	5,000	84,118	1,681,240
Expired	(15,188)	—	(57,000)	—	—	—	(72,188)

Total available for grant	—	486,048	—	311,000	123,000	84,118	1,004,166

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           At September 30, 2000, we had outstanding options under the plans with expiration dates ranging from the year 2001 through 2013, as illustrated in the following table:

	Number of Option Shares	Exercise Price Range	Weighted-Average Exercise Price
Outstanding at December 31, 1999	2,907,776	$7.88-34.41	$17.49
Granted	513,250	7.53-10.03	8.82
Exercised	(6,000)	7.88-7.88	7.88
Forfeited	(758,817)	7.53-32.56	15.23

Outstanding at September 30, 2000	2,656,209	$7.53-34.41	$16.48

Exercisable at September 30, 2000	1,658,512	$7.53-34.41	$17.87

Note 4.    Merger and Acquisition-Related Activity

Franchise Mortgage Acceptance Company

          We completed our acquisition of Franchise Mortgage Acceptance Company and its wholly owned division, Bankers Mutual, collectively referred to as FMAC, on November 1, 1999. Under the terms of the agreement, as amended, we acquired all of the common stock of FMAC for consideration valued at approximately $285 million. Each share of FMAC common stock was exchanged for, at the election of the holder, either $9.80 in cash or 0.5444 shares of our common stock. In total, cash elections were limited to 15% of the shares of FMAC common stock outstanding immediately prior to closing and the elections for our common stock were limited to 85% of the shares of FMAC common stock outstanding immediately prior to closing. We paid approximately $48 million in cash, including payments for certain acquisition costs, and issued 13,868,805 shares of our common stock, a portion of which were issued from our shares in treasury. Upon consummation of the acquisition, we contributed substantially all of FMAC’s assets and liabilities to newly formed subsidiaries of Bay View Bank. On June 30, 2000, substantially all of the assets and certain liabilities of Bankers Mutual were sold to or assumed by Berkshire Mortgage Finance Limited Partnership for approximately $40 million in cash. On September 11, 2000, we announced the restructuring of FMAC’s franchise lending operations. The shutdown of this division was effective as of September 30, 2000 and involved the termination of all related production and marketing personnel. In connection with this restructuring, goodwill of $192.6 million was written off, representing the entire unamortized balance associated with FMAC.
BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           The pro forma financial information in the following table illustrates the combined results of our operations and the operations of FMAC for the three and nine months ended September 30, 1999 as if the acquisition of FMAC had occurred as of January 1, 1999. The pro forma financial information is presented for informational purposes and is not necessarily indicative of the results of operations which would have occurred if we had constituted a single entity as of January 1, 1999. The pro forma financial information is also not necessarily indicative of the future results of operations of the combined company. In particular, our opportunity to achieve certain cost savings as a result of the acquisition has not been included in the pro forma financial information.
	For the Three Months Ended September 30, 1999	For the Nine Months Ended September 30, 1999
	(Dollars in thousands, except per share amounts)
Net interest income	$40,663	$124,107
Provision for losses on loans and leases	(18,291)	(40,612)
Noninterest income	25,589	93,100
Noninterest expense	(60,845)	(175,107)
Income tax (expense) benefit	2,986	(6,151)

Net loss	$(9,898)	$ (4,663)

Basic loss per share	$ (0.30)	$ (0.14)

Diluted loss per share	$ (0.30)	$ (0.14)

          The pro forma combined net loss for the three months ended September 30, 1999 of $9.9 million consists of our net income of $9.0 million and FMAC’s net loss of $14.4 million, less pro forma adjustments of $4.5 million. The pro forma combined net loss for the nine months ended September 30, 1999 of $4.7 million consists of our net income of $23.7 million and FMAC’s net loss of $14.5 million, less pro forma adjustments of $13.9 million. Significant pro forma adjustments include the reduction in net interest income from a sale of a portion of Bay View Bank’s loan portfolio in contemplation of the acquisition, the interest and other costs associated with the issuance of $50 million in Subordinated Notes by Bay View Bank to partially finance the acquisition, the amortization expense relating to goodwill generated as a result of the acquisition, and the income tax benefit associated with the pro forma adjustments.

Goodman Factors, Inc.

          On February 1, 2000, we acquired the assets and operations of Goodman Factors, Inc., a Texas-based general purpose factoring company for a total purchase price of $26.5 million. The average balance of the factoring receivable assets acquired was approximately $17.5 million. The amount of goodwill related to this acquisition was approximately $9.0 million, which is being amortized on a straight-line basis over 12 years. This goodwill amount represents the excess of the total purchase price over the estimated fair value of net assets acquired.

Note 5.    Restructuring Charges - FMAC

          On September 11, 2000, we announced the restructuring of our franchise lending division, FMAC, which was acquired in November of 1999. The performance of this division was considerably dependent upon gains from franchise loan securitizations and/or sales to offset overhead and other associated expenses. The opportunities for these securitizations and sales during the year were severely limited by prevailing market conditions, which significantly pressured our earnings. As a result, management was forced to consider other viable options relative to FMAC, including the potential sale of the unit. After an unsuccessful attempt to sell FMAC, we decided, with full approval from the Board of Directors, that an immediate and permanent shutdown of all franchise loan production was in the best interest of our stockholders.
BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           The restructuring of the franchise lending division was effective as of September 30, 2000. The restructuring involved the termination of approximately 146 related production and marketing personnel, of which 116 were terminated as of September 30, 2000. Restructuring charges for the division totaled $10.5 million as of September 30, 2000, and consisted primarily of $5.4 million severance and other involuntary termination benefits, $1.3 million occupancy-related charges and $3.8 million facility and ancillary costs. Goodwill of $192.6 million was written-off, which represented the entire unamortized balance associated with FMAC. In addition, a revaluation of certain FMAC-related assets resulted in a $42.5 million pre-tax adjustment. The revaluation included a $26.5 million adjustment to residual and servicing assets related to franchise loan securitizations, reflecting revised loss assumptions and a higher discount rate. We retained our $1.0 billion franchise loan portfolio and will continue to service this portfolio along with $2.1 billion of FMAC securitized franchise loans. Average quarterly pre-tax general and administrative expenses incurred during 2000 associated with the restructured division were approximately $5.2 million. The quarterly goodwill amortization expense incurred during 2000 associated with the restructured division was approximately $3.7 million.

Note 6.    Agreements with Regulatory Agencies

          During the third quarter of 2000, we entered into formal agreements with the Office of the Comptroller of the Currency and the Federal Reserve Bank of San Francisco.

          The agreement between Bay View Bank and the Office of the Comptroller of the Currency was dated September 6, 2000. The provisions of this agreement, among other things, require that Bay View Bank’s Board of Directors adopt a new Budget as well as new strategic, earnings and capital plans. The new strategic plan will establish objectives for Bay View Bank’s overall risk profile, earnings performance, growth, and capital adequacy. In addition, a provision of the agreement states that Bay View Bank may not declare or distribute any dividends without the prior written approval of the Office of the Comptroller of the Currency.

          The agreement between Bay View Capital Corporation and the Federal Reserve Bank was dated September 28, 2000. The provisions of this agreement, among other things, also require that we adopt a new budget and new strategic, earnings and capital plans. The agreement states that the we may not declare or pay any cash or stock dividends or make any interest payments on our Capital Securities without the prior written approval of the Reserve Bank. The agreement further requires the prior written approval of the Federal Reserve Bank to increase the principal balance of any category of debt above the levels outstanding as of June 30, 2000. Finally, we may not redeem any stock without the prior written approval of the Federal Reserve Bank.

Note 7.    Segment and Related Information

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

          A Commercial Platform which is comprised of multi-family and commercial real estate loans, franchise loans, franchise asset-backed securities, asset-based loans, factoring loans, commercial leases, and business banking products and services. The Commercial Platform’s revenues are derived from customers throughout the United States.
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

	For the Three Months Ended September 30, 2000
	Retail	Commercial	Total
	(Dollars in thousands)
Interest income	$ 56,121	$ 62,302	$ 118,423
Interest expense	(40,348)	(36,374)	(76,722)
Provision for losses on loans and leases	—	(13,000)	(13,000)
Noninterest income(1)	25,877	2,035	27,912
Direct general and administrative expenses(1)	(19,438)	(9,069)	(28,507)
Direct general and administrative expenses— FMAC loan production	—	(4,588)	(4,588)
Allocation of branch network general and administrative expenses	5,154	(5,154)	—
Restructuring charges— FMAC(1) ...	—	(10,482)	(10,482)
Revaluation of FMAC-related assets (1)	—	(42,485)	(42,485)
Leasing expenses	(17,345)	—	(17,345)
Dividend expense on Capital Securities	(1,217)	(1,018)	(2,235)
Real estate owned operations, net	(23)	(42)	(65)
Amortization of intangible assets	(2,176)	(593)	(2,769)
Amortization of intangible assets— FMAC	—	(2,462)	(2,462)
Write-off of intangible assets—FMAC(1)	—	(192,622)	(192,622)

Contribution by platform	$ 6,605	$ (253,552)	(246,947)

Indirect corporate overhead (1)			(5,669)
Income tax benefit			18,160

Net loss			$ (234,456)

At September 30, 2000:
Interest-earning assets plus operating lease assets	$2,889,534	$2,592,955	$5,482,489

Noninterest-earning assets			545,183

Total assets			$6,027,672

	For the Three Months Ended September 30, 1999
	Retail	Commercial	Total
	(Dollars in thousands)

Interest income(1)	$ 67,836	$ 37,062	$ 104,898
Interest expense	(42,958)	(19,650)	(62,608)
Provision for losses on loans and leases	(6,700)	(300)	(7,000)
Noninterest income	21,220	3,035	24,255
Direct general and administrative expenses(1)	(18,718)	(2,415)	(21,133)
Allocation of branch network general and administrative expenses	3,242	(3,242)	—
Leasing expenses	(11,313)	—	(11,313)
Dividend expense on Capital Securities	(1,541)	(692)	(2,233)
Real estate owned operations, net	49	34	83
Amortization of intangible assets	(2,395)	(350)	(2,745)

Contribution by platform	$ 8,722	$ 13,482	22,204

Indirect corporate overhead(1)			(5,636)
Income tax expense			(7,534)

Net income			$ 9,034

At September 30, 1999:
Interest-earning assets plus operating lease assets	$3,770,978	$1,915,347	$5,686,325

Noninterest-earning assets			259,679

Total assets			$5,946,004

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Nine Months Ended September 30, 2000
	Retail	Commercial	Total
	(Dollars in thousands)

Interest income	$168,781	$ 178,788	$ 347,569
Interest expense	(119,783)	(99,719)	(219,502)
Provision for losses on loans and leases	(5,200)	(25,300)	(30,500)
Noninterest income(1)	80,669	15,311	95,980
Direct general and administrative expenses(1)	(56,724)	(23,192)	(79,916)
Direct general and administrative expenses—FMAC loan production	—	(15,561)	(15,561)
Direct general and administrative expenses—Bankers Mutual(1)	—	(6,311)	(6,311)
Allocation of branch network general and administrative expenses	13,841	(13,841)	—
Restructuring charges—FMAC(1)	—	(10,482)	(10,482)
Revaluation of FMAC-related assets(1)	—	(42,485)	(42,485)
Leasing expenses	(49,660)	—	(49,660)
Dividend expense on Capital Securities	(3,900)	(2,802)	(6,702)
Real estate owned operations, net	(17)	(31)	(48)
Amortization of intangible assets	(6,628)	(1,803)	(8,431)
Amortization of intangible assets—FMAC	—	(9,608)	(9,608)
Write-off of intangible assets—FMAC(1)	—	(192,622)	(192,622)

Contribution by platform	$ 21,379	$(249,658)	(228,279)

Indirect corporate overhead(1)			(21,089)
Income tax benefit			15,634

Net loss			$(233,734)

	For the Nine Months Ended September 30, 1999
	Retail	Commercial	Total
	(Dollars in thousands)

Interest income(1)	$200,562	$107,073	$307,635
Interest expense	(126,251)	(55,565)	(181,816)
Provision for losses on loans and leases	(18,358)	(753)	(19,111)
Noninterest income(1)	54,764	3,573	58,337
Direct general and administrative expenses(1)	(56,216)	(6,941)	(63,157)
Allocation of branch network general and administrative expenses	9,425	(9,425)	—
Leasing expenses	(26,932)	—	(26,932)
Dividend expense on Capital Securities	(4,665)	(2,037)	(6,702)
Real estate owned operations, net	60	46	106
Amortization of intangible assets	(7,456)	(1,076)	(8,532)

Contribution by platform	$ 24,933	$ 34,895	59,828

Indirect corporate overhead(1)			(15,647)
Income tax expense			(20,478)

Net income			$ 23,703

(1)
Amounts include certain special mention items which are discussed at “Interest Income”, “Noninterest Income”, “General and Administrative Expenses” and “Amortization of Intangible Assets”. Special mention items generally include income and expense items recognized during the period that we believe are significant and/or unusual in nature and therefore useful to you in evaluating our performance and trends. These items may or may not be nonrecurring in nature.

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

          Our Commercial Platform includes multi-family and commercial real estate loans, franchise loans, franchise asset-backed securities, asset-based loans, factoring loans, commercial leases, and other business banking products and services. The platform’s results include the income and expenses related to these business activities.

Mission/Strategies

          Our mission has been to create a diversified financial services company by investing in and developing niche businesses with risk-adjusted returns that enhance stockholder value. Our strategy continues to center around the development of our commercial banking activities and the related ongoing change-out of our balance sheet to expand our net interest margin. In order to realize this objective, our actions historically included the following:

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

Retail Platform Strategy

          One of the principal businesses of the Retail Platform is Bay View Bank’s 58 full service branch banking network. A primary objective of the Retail Platform is to enhance the value of our deposit franchise by focusing on deposit growth and expanding and enhancing products and services. A primary component of the Retail Platform’s deposit growth strategy has been to focus on lower-cost transaction accounts (e.g., checking, savings and money market accounts) as a source of financing. We also offer a full array of consumer banking products and services. We continued to make progress on our goal of expanding our deposit base by growing business deposits and introducing internet banking to our customers. Consumer internet banking was launched at the end of the first quarter of 2000 with customer usage greatly exceeding expectations. Business online banking was launched on June 30, 2000.

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

          During 1998, we entered into an agreement with Lendco Financial Services for the purchase of auto loans and leases which expired on June 30, 2000. Accordingly, we ceased purchasing auto loans and leases from Lendco.

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

          The Commercial Platform originates loans and leases including multi-family and commercial real estate loans, asset-based loans, factoring loans, and equipment leases. We also purchased and originated franchise loans until the restructuring of our franchise lending division, FMAC, which occurred during the third quarter of 2000. In connection with this restructuring, we intend to reduce our concentration of franchise assets by selling our franchise loans classified as held-for-sale which totaled approximately $480 million as of September 30, 2000.

Results of Operations

          Net loss for the third quarter 2000 was $234.5 million, or $7.18 per diluted share, as compared with net income of $9.0 million, or $0.48 per diluted share, for the third quarter of 1999. Net loss for the first nine months of 2000 was $233.7 million, or $7.16 per diluted share, as compared with net income of $23.7 million, or $1.25 per diluted share, for the first nine months of 1999.

          On September 11, 2000, we announced the restructuring of FMAC, our franchise lending division. The shutdown of this division was effective as of September 30, 2000, and involved the termination of all related production and marketing personnel. Restructuring charges for the division totaled $10.5 million and consisted primarily of severance, occupancy and related facility costs. Goodwill of $192.6 million was written off, representing the entire unamortized balance associated with FMAC. In addition, a revaluation of certain FMAC-related assets resulted in a $42.5 million pre-tax adjustment. The revaluation included a $26.5 million adjustment to residual and servicing assets related to franchise loan securitizations, reflecting revised loss assumptions and a higher discount rate. The revaluation also included a $16.0 million mark-to-market charge on our $480 million portfolio of franchise loans held-for-sale, reflecting anticipated market yields. Although we took a significant charge this quarter, our results going forward will reflect the elimination of an average $5.2 million in pre-tax quarterly general and administrative expenses and $3.7 million in quarterly non-deductible goodwill amortization.

Net Interest Income and Net Interest Margin

          Net interest income was $41.7 million for the third quarter of 2000 as compared with $42.3 million for the third quarter of 1999. Net interest income for the first nine months of 2000 was $128.1 million as compared with $125.8 million for the first nine months of 1999. Net interest margin was 3.09% for the third quarter of 2000 as compared with 3.21% for the third quarter of 1999. Net interest margin was 3.16% for the first nine months of 2000 as compared with 3.23% for the first nine months of 1999. The following tables illustrate net interest income and net interest margin, by platform, for the periods indicated:

	For the Three Months Ended
	September 30, 2000		September 30, 1999
	Net Interest Income	Net Interest Margin	Net Interest Income	Net Interest Margin
	(Dollars in thousands)
Retail Platform(1)	$ 15,773	2.34%	$ 24,878	2.83%
Commercial Platform	25,928	3.84	17,412	3.98

Total	$ 41,701	3.09%	$ 42,290	3.21%

	For the Nine Months Ended
	September 30, 2000		September 30, 1999
	Net Interest Income	Net Interest Margin	Net Interest Income	Net Interest Margin
	(Dollars in thousands)
Retail Platform(1)	$ 48,998	2.32%	$ 74,311	2.80%
Commercial Platform	79,069	4.09	51,508	4.09

Total	$128,067	3.16%	$125,819	3.23%

(1)
The Retail Platform’s net interest margin and net interest income presented above do not include the revenue impact of our auto leasing activities, which is included in noninterest income, but do include the associated funding costs.

          The decrease in net interest income for the third quarter of 2000, as compared with the third quarter of 1999, was due primarily to a decrease in net interest margin partially offset by an increase in average interest-earning assets. The increase in net interest income for the first nine months of 2000, as compared with the first nine months of 1999, was due to an increase in average interest-earning assets partially offset by a decrease in net interest margin. The increases in average interest-earning assets were due primarily to higher franchise loan and investment securities balances. Our net interest spreads increased due to higher yields on interest-earning assets, resulting from the change-out of our balance sheet to more commercial bank-like assets and the higher interest rate environment, partially offset by higher funding costs. However, our net interest margin decreased due to the increasing impact of our funding costs. Our net interest margin, calculated in accordance with generally accepted accounting principles (“GAAP”), excludes the revenue impact of our auto leasing activities, but includes the associated funding costs. Because auto leases are accounted for as operating leases, the rental income and related expenses, including depreciation expense, are reflected in noninterest income and noninterest expense in accordance with GAAP. For a discussion of normalized net interest income and net interest margin, including the revenue impact of our auto leasing activities, see “Non-GAAP Performance Measures—Normalized Net Interest Income and Net Interest Margin”.

          Net interest income and net interest margin by platform reflect our continued shift in asset mix toward more commercial bank-like products (see the following tables illustrating average interest-earning assets, by platform), specifically franchise loans and asset-backed securities. This shift in our asset mix to higher-yielding assets helped to mitigate the impact of higher funding costs due to the rising rate environment. For more detail, see discussion of “Interest Income” and “Interest Expense”. The following tables illustrate average interest-earning assets, excluding our auto-related operating lease assets, by platform, for the periods indicated:

	Average Balances for the Three Months Ended
	September 30, 2000	September 30, 1999
	(Dollars in thousands)
Retail Platform	$2,690,107	$3,537,529
Commercial Platform	2,693,531	1,754,136

Total	$5,383,638	$5,291,665

	Average Balances for the Three Months Ended
	September 30, 2000	September 30, 1999
	(Dollars in thousands)
Retail Platform	$2,802,157	$3,530,547
Commercial Platform	2,566,374	1,675,766

Total	$5,368,531	$5,206,313

          The decreases in the Retail Platform’s average interest-earning assets, which exclude our auto-related operating lease assets, and the corresponding increases in the Commercial Platform’s average interest-earning assets, reflect our continued shift in asset mix toward more commercial bank-like products. The Retail Platform’s average interest-earning assets were significantly impacted from September of 1999 through September of 2000 by loan sales and securitizations throughout this period, as discussed elsewhere herein or as previously disclosed.

          The following table illustrates interest-earning assets, excluding our auto-related operating lease assets, by platform, as of the dates indicated:

	At September 30, 2000	At December 31, 1999	At September 30, 1999
	(Dollars in thousands)
Retail Platform	$2,381,532	$3,195,647	$3,371,526
Commercial Platform	2,592,955	2,219,536	1,915,347

Total	$4,974,487	$5,415,183	$5,286,873

          The significant decrease in the Retail Platform’s interest-earning assets, excluding our auto-related operating lease assets, at September 30, 2000, as compared with December 31, 1999, was due primarily to sales of $378.4 million of single-family mortgage loans and the securitization and sale of $356.6 million of auto loans during the first nine months of 2000. These transactions were primarily regulatory capital driven and helped maintain our regulatory “well-capitalized” status.

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

	AVERAGE BALANCES, YIELDS AND RATES
	For the Three Months Ended September 30, 2000			For the Three Months Ended September 30, 1999
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Assets

Interest-earning assets:
Loans and leases	$3,820,770	$88,478	9.20%	$4,464,347	$92,583	8.23%
Mortgage-backed securities(1)	917,702	16,669	7.31	594,194	9,573	6.47
Investments(1)	645,166	13,276	8.12	233,124	2,742	5.34

Total interest-earning assets	5,383,638	118,423	8.75%	5,291,665	104,898	7.90%

Other assets(2)	938,532			583,043

Total assets	$6,322,170			$5,874,708

Liabilities and Stockholders’ Equity

Interest-bearing liabilities:
Deposits	$3,868,839	$47,747	4.91%	$3,526,246	$35,984	4.05%
Borrowings(3)	1,741,421	28,975	6.58	1,864,073	26,624	5.66

Total interest-bearing liabilities	5,610,260	76,722	5.43%	5,390,319	62,608	4.60%

Other liabilities	125,457			98,233

Total liabilities	5,735,717			5,488,552
Stockholders’ equity	586,453			386,156

Total liabilities and stockholders’ equit y	$6,322,170			$5,874,708

Net interest income/net interest spread		$41,701	3.32%		$42,290	3.30%

Net interest-bearing liabilities	$ (226,622)			$ (98,654)

Net interest margin(4)			3.09%			3.21%

(1)	Average balances and yields for securities and other investments classified as available-for-sale are based on historical amortized cost.
(2)	Other assets includes average auto lease balances of $528.1 million and $374.2 million for the three months ended September 30, 2000 and 1999, respectively.
(3)
Interest expense on borrowings includes interest income (expense) and premiums on interest rate swaps and caps of $0.1 million and ($0.7) million for the three months ended September 30, 2000 and 1999, respectively. Interest expense for borrowings excludes expenses related to our Capital Securities.

(4)	Annualized net interest income divided by average interest-earning assets.

	AVERAGE BALANCES, YIELDS AND RATES
	For the Nine Months Ended September 30, 2000			For the Nine Months Ended September 30, 1999
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Assets

Interest-earning assets:
Loans and leases	$4,051,159	$273,189	8.97%	$4,388,449	$270,615	8.24%
Mortgage-backed securities(1)	846,476	45,236	7.15	584,325	27,769	6.35
Investments(1)	470,896	29,144	8.23	233,539	9,251	5.24

Total interest-earning assets	5,368,531	347,569	8.61%	5,206,313	307,635	7.89%

Other assets(2)	1,034,945			548,686

Total assets	$6,403,476			$5,754,999

Liabilities and Stockholders’ Equity

Interest-bearing liabilities:
Deposits	$3,737,501	128,868	4.61%	$3,388,587	103,061	4.07%
Borrowings(3)	1,874,861	90,634	6.43	1,860,477	78,755	5.64

Total interest-bearing liabilities	5,612,362	219,502	5.14%	5,249,064	181,816	4.62%

Other liabilities	176,891			124,083

Total liabilities	5,789,253			5,373,147
Stockholders’ equity	614,223			381,852

Total liabilities and stockholders’ equit y	$6,403,476			$5,754,999

Net interest income/net interest spread		$128,067	3.47%		$125,819	3.27%

Net interest-bearing liabilities	$ (243,831)			$ (42,751)

Net interest margin(4)			3.16%			3.23%

(1)	Average balances and yields for securities and other investments classified as available-for-sale are based on historical amortized cost.
(2)	Other assets includes average auto lease balances of $516.4 million and $299.2 million for the nine months ended September 30, 2000 and 1999, respectively.
(3)
Interest expense on borrowings includes interest expense and premiums on interest rate swaps and caps of $0.2 million and $2.7 million for the nine months ended September 30, 2000 and 1999, respectively. Interest expense for borrowings excludes expenses related to our Capital Securities.

(4)	Annualized net interest income divided by average interest-earning assets.

Interest Income

          Interest income was $118.4 million for the third quarter of 2000 as compared with $104.9 million for the third quarter of 1999. Interest income was $347.6 million for the first nine months of 2000 as compared with $307.6 million for the first nine months of 1999. The average yield on interest-earning assets was 8.75% for the third quarter of 2000 as compared with 7.90% for the third quarter of 1999. The average yield on interest-earning assets was 8.61% for the first nine months of 2000 as compared with 7.89% for the first nine months of 1999. The following tables illustrate interest income, by platform, for the periods indicated:

	For the Three Months Ended
	September 30, 2000			September 30, 1999
	Average Balance	Interest Income	Average Yield	Average Balance	Interest Income	Average Yield
	(Dollars in thousands)

Retail Platform:
Loans	$1,427,939	$ 32,539	9.10%	$2,714,399	$ 55,521	8.09%
Mortgage-backed securities	917,702	16,669	7.31	594,194	9,573	6.47
Investments	344,466	6,913	7.84	228,936	2,742	5.34

Total Retail Platform	2,690,107	56,121	8.33	3,537,529	67,836	7.64

Commercial Platform:

Loans and leases	2,392,831	55,939	9.26	1,754,136	37,062	8.43
Investments	300,700	6,363	8.41	—	—	—

Total Commercial Platform	2,693,531	62,302	9.17	1,754,136	37,062	8.43

Total	$5,383,638	$118,423	8.75%	$5,291,665	$104,898	7.90%

	For the Nine Months Ended
	September 30, 2000			September 30, 1999
	Average Balance	Interest Income	Average Yield	Average Balance	Interest Income	Average Yield
	(Dollars in thousands)

Retail Platform:
Loans	$1,674,709	$107,530	8.57%	$2,712,683	$163,542	8.04%
Mortgage-backed securities	846,476	45,236	7.15	584,325	27,769	6.35
Investments	280,972	16,015	7.56	233,539	9,251	5.24

Total Retail Platform	2,802,157	168,781	8.04	3,530,547	200,562	7.57

Commercial Platform:

Loans and leases	2,376,450	165,659	9.24	1,675,766	107,073	8.52
Investments	189,924	13,129	9.21	—	—	—

Total Commercial Platform	2,566,374	178,788	9.24	1,675,766	107,073	8.52

Total	$5,368,531	$347,569	8.61%	$5,206,313	$307,635	7.89%

Retail Platform

          Interest income for the Retail Platform was $56.1 million for the third quarter of 2000 as compared with $67.8 million for the third quarter of 1999. Interest income for the Retail Platform was $168.8 million for the first nine months of 2000 as compared with $200.6 million for the first nine months of 1999. The average yield on interest-earning assets for the Retail Platform was 8.33% for the third quarter of 2000 as compared with 7.64% for the third quarter of 1999. The average yield on interest-earning assets for the Retail Platform was 8.04% for the first nine months of 2000 as compared with 7.57% for the first nine months of 1999.

           The Retail Platform’s interest income on loans was $32.5 million for the third quarter of 2000 as compared with $55.5 million for the third quarter of 1999. The Retail Platform’s interest income on loans was $107.5 million for the first nine months of 2000 as compared with $163.5 million for the first nine months of 1999. The Retail Platform’s average loan yield was 9.10% for the third quarter of 2000 as compared with 8.09% for the third quarter of 1999. The Retail Platform’s average loan yield was 8.57% for the first nine months of 2000 as compared with 8.04% for the first nine months of 1999. The decreases in interest income on loans for the third quarter of 2000, as compared with the third quarter of 1999, and for the first nine months of 2000, as compared with the first nine months of 1999, were due to lower average loan balances, as previously discussed, partially offset by an increase in the platform’s average loan yield, which was primarily due to a change in the mix of average retail loans from single-family mortgage to relatively higher-yielding auto and home equity loans and lines of credit combined with the impact related to the higher interest rate environment.

          The Retail Platform’s interest income on mortgage-backed securities was $16.7 million for the third quarter of 2000 as compared with $9.6 million for the third quarter of 1999. The Retail Platform’s interest income on mortgage-backed securities was $45.2 million for the first nine months of 2000 as compared with $27.8 million for the first nine months of 1999. The Retail Platform’s average yield on mortgage-backed securities was 7.31% for the third quarter of 2000 as compared with 6.47% for the third quarter of 1999. The Retail Platform’s average yield on mortgage-backed securities was 7.15% for the first nine months of 2000 as compared with 6.35% for the first nine months of 1999. The increases in interest income on mortgage-backed securities for the third quarter of 2000, as compared to the third quarter of 1999, and for the first nine months of 2000, as compared with the first nine months of 1999, were due to increases in both average balances and yields. The increases in average balances and yields were due to purchases of relatively higher-yielding Government National Mortgage Association (sometimes referred to as GNMA) securities during the fourth quarter of 1999 and the first nine months of 2000. These securities, which have a zero risk-based regulatory capital requirement, had yields higher than our existing mortgage-backed securities portfolio.

          The Retail Platform’s interest income on investment securities, which consist primarily of short-term investments and our retained interests in auto loan securitizations, was $6.9 million for the third quarter of 2000 as compared with $2.7 million for the third quarter of 1999. The Retail Platform’s interest income on investment securities was $16.0 million for the first nine months of 2000 as compared with $9.3 million for the first nine months of 1999. The Retail Platform’s average yield on investment securities was 7.84% for the third quarter of 2000 as compared with 5.34% for the third quarter of 1999. The Retail Platform’s average yield on investment securities was 7.56% for the first nine months of 2000 as compared with 5.24% for the first nine months of 1999. The increases in interest income on investments for the third quarter of 2000, as compared with the third quarter of 1999, and for the first nine months of 2000, as compared with the first nine months of 1999, were due to both higher average balances and increases in average yields related to the higher interest rate environment, the purchases of higher yielding FHLB securities and an increase in the average residual interest balance as a result of our December 1999 and March 2000 auto securitizations, which have a higher yield relative to the total investment securities portfolio.

Commercial Platform

          Interest income for the Commercial Platform was $62.3 million for the third quarter of 2000 as compared with $37.1 million for the third quarter of 1999. Interest income for the Commercial Platform was $178.8 million for the first nine months of 2000 as compared with $107.1 million for the first nine months of 1999. The average yield on interest-earning assets for the Commercial Platform was 9.17% for the third quarter of 2000 as compared with 8.43% for the third quarter of 1999. The average yield on interest-earning assets for the Commercial Platform was 9.24% for the first nine months of 2000 as compared with 8.52% for the first nine months of 1999.

          The Commercial Platform’s interest income on loans was $55.9 million for the third quarter of 2000 as compared with $37.1 million for the third quarter of 1999. The Commercial Platform’s interest income on loans was $165.7 million for the first nine months of 2000 as compared with $107.1million for the first nine months of 1999. The Commercial Platform’s average loan and lease yield was 9.26% for the third quarter of 2000 as compared with 8.43% for the third quarter of 1999. The Commercial Platform’s average loan and lease yield was 9.24% for the first nine months of 2000 as compared with 8.52% for the first nine months of 1999. The increases in interest income on loans and leases for the third quarter of 2000, as compared with the third quarter of 1999, and for the first nine months of 2000, as compared with the first nine months of 1999, were due to higher average loan and lease balances, as previously discussed, and increases in the platform’s average loan and lease yields, which were a result of the positive impact of the shift from lower-yielding multi-family mortgage-based loans to higher-yielding franchise and commercial business loans combined with the impact related to the higher interest rate environment.

          The Commercial Platform’s interest income on investment securities, which consist of asset-backed securities and residual interests in franchise loan securitizations, was $6.4 million for the third quarter of 2000 and $13.1 million for the first nine months of 2000. There were no investment securities in the Commercial Platform during the first nine months of 1999. The Commercial Platform’s average yield on investment securities was 8.41% for the third quarter of 2000 and 9.21% for the first nine months of 2000.

          We completed a $268.2 million on-balance sheet franchise loan securitization within the Commercial Platform during the second quarter of 2000 whereby we securitized a portfolio of franchise loans and retained the resulting AAA-rated, credit enhanced securities and residual interests. This transaction benefited us by providing us with a lower funding source for the resulting AAA-rated securities. The transaction effectively transferred $268.2 million in franchise loans to investment securities, initially generating $264.2 million in asset-backed securities classified as held-to-maturity and a retained interest initially valued at $12.1 million classified as securities available-for-sale. There was no gain or loss recognized as a result of this transaction.

Interest Expense

Deposits

          Interest expense on our deposits was $47.7 million for the third quarter of 2000 as compared with $36.0 million for the third quarter of 1999. Interest expense on our deposits was $128.9 million for the first nine months of 2000 as compared with $103.1 million for the first nine months of 1999. The average cost of deposits was 4.91% for the third quarter of 2000 as compared with 4.05% for the third quarter of 1999. The average cost of deposits was 4.61% for the first nine months of 2000 as compared with 4.07% for the first nine months of 1999. The increases in interest expense were due to both higher average deposit balances and increases in the cost of deposits. The increases in the cost of our deposits were primarily associated with the rising interest rate environment and our increased usage of certificates of deposit, including brokered certificates of deposit.

          The following table summarizes our deposit costs by type and our transaction accounts as a percentage of retail deposits for the periods indicated:

	At or For the Three Months Ended
	September 30, 2000	June 30, 2000	September 30, 1999
Transaction accounts	3.52%	3.34%	3.24%
Retail certificates of deposit	5.68	5.27	4.79

Total retail deposits	4.64	4.31	3.96
Brokered certificates of deposit	6.82	6.51	5.45

Total deposits	4.91%	4.53%	4.05%

Transaction accounts as a percentage of retail deposits	48.1%	48.7%	52.0%

Borrowings

          Interest expense on our borrowings was $29.0 million for the third quarter of 2000 as compared with $26.6 million for the third quarter of 1999. Interest expense on our borrowings was $90.6 million for the first nine months of 2000 as compared with $78.8 million for the first nine months of 1999. The average cost of borrowings was 6.58% for the third quarter of 2000 as compared with 5.66% for the third quarter of 1999. The average cost of borrowings was 6.43% for the first nine months of 2000 as compared with 5.64% for the first nine months of 1999. In accordance with GAAP, these amounts exclude the expense associated with our Capital Securities. The increases in interest expense on borrowings for the third quarter of 2000, as compared with the third quarter of 1999, and for the first nine months of 2000, as compared with the first nine months of 1999, were due primarily to increases in borrowing costs. The increases in borrowing costs were due to the higher interest rate environment combined with the utilization of warehouse lines primarily to fund our franchise loan production, which carry higher costs relative to our more traditional borrowing sources, and an increase in the cost of our long-term debt. Our $50 million of 8.42% Senior Debentures matured on June 1, 1999, and Bay View Bank issued $50 million of 10% Subordinated Notes on August 18, 1999, a portion of which was used to partially finance our acquisition of FMAC.

          The following tables illustrate the changes in net interest income due to changes in the rate and volume of our interest-earning assets and interest-bearing liabilities for the three- and nine-month periods ended September 30, 2000 as compared with the three- and nine-month periods ended September 30, 1999. Changes in rate and volume which cannot be segregated (e.g., changes in average interest rate multiplied by average portfolio balance) have been allocated proportionately between the change in rate and the change in volume.

	For the Three Months Ended September 30, 2000 vs. 1999
	Rate Variance	Volume Variance	Total Variance
	(Dollars in thousands)
Interest income:
Loans and leases	$18,398	$(22,503)	$(4,105)
Mortgage-backed securities	1,366	5,730	7,096
Investment securities	2,397	8,137	10,534

	22,161	(8,636)	13,525

Interest expense:
Deposits	8,070	3,693	11,763
Borrowings	3,950	(1,599)	2,351

	12,020	2,094	14,114

Net interest income	$10,141	$(10,730)	$ (589)

	For the Nine Months Ended September 30, 2000 vs. 1999
	Rate Variance	Volume Variance	Total Variance
	(Dollars in thousands)

Interest income:

Loans and leases	$19,412	$(16,841)	$2,571
Mortgage-backed securities	3,854	13,723	17,577
Investment securities	7,114	12,672	19,786

	30,380	9,554	39,934

Interest expense:

Deposits	14,530	11,277	25,807
Borrowings	11,201	678	11,879

	25,731	11,955	37,686

Net interest income	$ 4,649	$ (2,401)	$2,248

Provision for Losses on Loans and Leases

          The provision for losses on loans and leases for the third quarter of 2000 was $13.0 million as compared with $7.0 million for the third quarter of 1999. The provision for losses on loans and leases for the first nine months of 2000 was $30.5 million as compared with $19.1 million for the first nine months of 1999. The increases in the provision for losses on loans and leases for the third quarter of 2000, as compared with the third quarter of 1999, and for the first nine months of 2000, as compared with the first nine months of 1999, were due to higher provision levels within the Commercial Platform related to franchise loans combined with higher net charge-offs within the franchise loan and commercial equipment lease portfolios. These factors were partially offset by a decline in provision levels in the Retail Platform related to lower net charge-offs in the high loan-to-value home equity loan and auto loan portfolios combined with declines in loan balances. The following tables illustrate the provision for losses on loans and leases, by platform, for the periods indicated:

	For the Three Months Ended
	September 30, 2000	September 30, 1999
	(Dollars in thousands)

Retail Platform	$ —	$ 6,700
Commercial Platform	13,000	300

Total	$13,000	$ 7,000

	For the Nine Months Ended
	September 30, 2000	September 30, 1999
	(Dollars in thousands)

Retail Platform	$ 5,200	$18,358
Commercial Platform	25,300	753

Total	$30,500	$19,111

Noninterest Income

          Noninterest income for the third quarter of 2000 was $27.9 million as compared with $24.3 million for the third quarter of 1999. Noninterest income for the first nine months of 2000 was $96.0 million as compared with $58.3 million for the first nine months of 1999. The increases in noninterest income for the third quarter of 2000, as compared with the third quarter of 1999, and for the first nine months of 2000, as compared with the first nine months of 1999, were largely attributable to higher auto leasing income in the Retail Platform and higher loan servicing and fee income in the Commercial Platform, partially offset by net losses on sales of assets and liabilities. The following tables illustrate noninterest income, by platform, for the periods indicated:

	For the Three Months Ended
	September 30, 2000	September 30, 1999
	(Dollars in thousands)

Retail Platform	$25,877	$21,220
Commercial Platform	2,035	3,035

Total	$27,912	$24,255

	For the Nine Months Ended
	September 30, 2000	September 30, 1999
	(Dollars in thousands)

Retail Platform	$80,669	$54,764
Commercial Platform	15,311	3,573

Total	$95,980	$58,337

          Noninterest income for the third quarter of 2000 included a $3.2 million charge relating to the valuation of retained interests associated with our auto loan securitizations and $0.7 million in losses on sales of single-family loans, all of which were in the Retail Platform, and a $0.8 million write-down of an equity security within the Commercial Platform. Noninterest income for the second quarter of 2000 included a $10.0 million gain on the auction of $180 million of Federal Home Loan Bank liabilities with below-market interest rates, a $4.7 million loss on the sale of substantially all of the assets and certain liabilities of Bankers Mutual, and net gains of $1.0 million on sales of loans and leases, all of which were in the Commercial Platform, partially offset by $5.1 million in losses in the Retail Platform primarily related to the revaluation of our retained interests in our 2000 auto loan securitization combined with charges associated with the anticipated exercise of the cleanup call on our 1997 auto loan securitization. Noninterest income for the first quarter of 2000 included a $2.1 million gain for the Retail Platform associated with the sale of servicing rights and $1.3 million in gains for the Commercial Platform from the sales of multi-family mortgage loans. Noninterest income for the third quarter of 1999 included a $0.2 million loss for the Retail Platform and a $2.6 million gain for the Commercial Platform associated with the sale of loans. There were no gains or losses on sales of assets or liabilities for the first six months of 1999.

Noninterest Expense

General and Administrative Expenses

          General and administrative expenses for the third quarter of 2000 were $38.8 million as compared with $26.8 million for the third quarter of 1999. General and administrative expenses for the first nine months of 2000 were $122.9 million as compared with $78.8 million for the first nine months of 1999. Excluding special mention items, as discussed below, the increases in general and administrative expenses for the third quarter of 2000, as compared with the third quarter of 1999, and for the first nine months of 2000, as compared with the first nine months of 1999, were primarily attributable to expenses related to our acquisition of FMAC on November 1, 1999 and inflationary pressures.

          General and administrative expenses for the third quarter of 1999 included $600,000 in special mention items consisting of $500,000 in investment banking fees associated with our evaluation of strategic alternatives and $100,000 largely related to FMAC transition costs. General and administrative expenses for the second quarter of 2000 included $1.3 million in special mention items largely related to FMAC transition costs. General and administrative expenses for the first quarter of 2000 included $2.4 million in transition and other operational restructuring charges, including the consolidation of certain loan servicing operations, the closure of an FMAC satellite loan production office and the outsourcing of our internal audit function.

          General and administrative expenses for the third quarter of 2000 included $350,000 in severance charges, $190,000 in third-party year 2000 compliance costs, and $120,000 in acquisition related costs. General and administrative expenses for the second quarter of 1999 included $379,000 in special mention items related primarily to our listing on the New York Stock Exchange and third-party Year 2000 compliance related costs. General and administrative expenses for the first quarter of 1999 included $933,000 in special mention items related to operational restructuring costs and third-party Year 2000 c ompliance-related costs. Special mention items generally include items recognized during the period that we believe are significant and/or unusual in nature and therefore useful to you in evaluating our performance and trends. These items may or may not be non-recurring in nature.

          The following tables illustrate general and administrative expenses, by platform (not reflecting the allocation of branch network general and administrative expenses), for the periods indicated:

	For the Three Months Ended
	September 30, 2000	September 30, 1999
	(Dollars in thousands)

Retail Platform	$ 19,438	$18,718
Commercial Platform	13,657	2,415

Subtotal	33,095	21,133
Indirect corporate overhead(1)	5,669	5,636

Total	$ 38,764	$26,769

	For the Nine Months Ended
	September 30, 2000	September 30, 1999
	(Dollars in thousands)

Retail Platform	$ 56,724	$56,216
Commercial Platform	45,064	6,941

Subtotal	101,788	63,157
Indirect corporate overhead(1)	21,089	15,647

Total	$122,877	$78,804

(1)	Amount represents indirect corporate expenses not specifically identifiable with, or allocable to, our business platforms.

           The following tables illustrate general and administrative expenses, excluding the special mention items as previously discussed, by platform (not reflecting the allocation of branch network general and administrative expenses), for the periods indicated:

	Excluding Special Mention Items for the Three Months Ended
	September 30, 2000	September 30, 1999
	(Dollars in thousands)

Retail Platform	$ 19,438	$18,718
Commercial Platform	13,569	2,415

Subtotal	33,007	21,133
Indirect corporate overhead(1)	5,157	4,975

Total	$ 38,164	$26,108

	Excluding Special Mention Items for the Nine Months Ended
	September 30, 2000	September 30, 1999
	(Dollars in thousands)

Retail Platform	$ 56,036	$55,400
Commercial Platform	43,331	6,941

Subtotal	99,367	62,341
Indirect corporate overhead(1)	19,232	14,490

Total	$118,599	$76,831

(1)	Amount represents indirect corporate expenses not specifically identifiable with, or allocable to, our business platforms.

Retail Platform

          The slight increases in the Retail Platform’s general and administrative expenses, excluding special mention items, for the third quarter of 2000, as compared with the third quarter of 1999, and for the first nine months of 2000, as compared with the first nine months of 1999, were due primarily to inflationary pressures, including annual salary increases which were effective March 1, 2000 and 1999, partially offset by cost savings initiatives implemented and other efficiencies realized.

Commercial Platform

          The increases in the Commercial Platform’s general and administrative expenses, excluding special mention items, for the third quarter of 2000, as compared with the third quarter of 1999, and for the first nine months of 2000, as compared with the first nine months of 1999, were directly attributable to our acquisition of FMAC effective November 1, 1999. The Commercial Platform’s general and administrative expenses for the third quarter of 2000 included $4.6 million of FMAC loan production expenses. The Commercial Platform’s general and administrative expenses for the first nine months of 2000 included $15.6 million of FMAC loan production expenses and $6.3 million of Bankers Mutual expenses. As previously discussed, our FMAC loan production and related operations were shut down as of September 30, 2000 and our Bankers Mutual subsidiary was sold effective June 30, 2000.

Indirect Corporate Overhead

          The increases in indirect corporate overhead, excluding special mention items, for the third quarter of 2000, as compared with the third quarter of 1999, and for the first nine months of 2000, as compared with the first nine months of 1999, were due to inflationary pressures, including annual salary increases which were effective March 1, 2000 and 1999, and higher expenses necessary to support our expanding business activities (primarily related to FMAC).

          The following tables illustrate the ratio of general and administrative expenses to average total assets, including auto-related securitized assets, on an annualized basis for the periods indicated:

	For the Three Months Ended
	September 30, 2000	September 30, 1999
	(Dollars in thousands)

General and administrative expenses	$ 38,764	$ 26,769
Average total assets, including auto-related securitized assets	$6,780,742	$5,921,272

Annualized general and administrative expenses to average total assets, including auto-related securitized assets	2.29%	1.81%

	For the Nine Months Ended
	September 30, 2000	September 30, 1999
	(Dollars in thousands)

General and administrative expenses	$ 122,877	$ 78,804
Average total assets, including auto-related securitized assets	$6,857,768	$5,812,642

Annualized general and administrative expenses to average total assets, including auto-related securitized assets	2.39%	1.81%

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

          The following tables illustrate the efficiency ratio for the periods indicated:

	For the Three Months Ended
	September 30, 2000	September 30, 1999
	(Dollars in thousands)
General and administrative expenses	$38,764	$26,769
Operating revenues, as defined	$56,098	$51,861

Efficiency ratio(1)	69.1%	51.6%

	Nine Months Ended
	September 30, 2000	September 30, 1999
	(Dollars in thousands)

General and administrative expenses	$122,877	$ 78,804
Operating revenues, as defined	$177,237	$149,564

Efficiency ratio(1)	69.3%	52.7%

(1)	Prior to November 1, 1999, for the purpose of calculating the efficiency ratio, other noninterest income excluded gains or losses from securitizations and/or sales of loans and securities.

          The increase in the efficiency ratio for the third quarter of 2000, as compared with the third quarter of 1999, was due to higher general and administrative expenses, primarily associated with FMAC, partially offset by higher net leasing-related rental income and higher noninterest income. The increase in the efficiency ratio for the first nine months of 2000, as compared with the first nine months of 1999, was due to higher general and administrative expenses, primarily associated with FMAC, partially offset by higher net leasing income, higher noninterest income and higher net interest income.

     Restructuring Charges—FMAC

          Restructuring charges consist primarily of severance, occupancy, and related facility costs associated with the shutdown of our FMAC loan operations effective September 30, 2000. Restructuring charges for FMAC for both the third quarter and the first nine months of 2000 were $10.5 million.

Revaluation of FMAC—Related Assets

          A revaluation of certain FMAC-related assets resulted in a $42.5 million pre-tax adjustment. The revaluation included a $26.5 million adjustment to residual and servicing assets related to the franchise loan securitizations, reflecting revised loss assumptions and a higher discount rate. The revaluation also included a $16.0 million mark-to-market charge on our $480 million portfolio of franchise loans held-for-sale, reflecting anticipated market yields.

Leasing Expenses

          Leasing expenses represent expenses related to our auto leasing activities. Because the leases are accounted for as operating leases, the corresponding assets are capitalized and depreciated to their estimated residual values over their lease terms. This depreciation expense is included in leasing expenses, along with the amortization of capitalized initial direct lease costs. Leasing expenses were $17.3 million for the third quarter of 2000 as compared with $11.3 million for the third quarter of 1999. Leasing expenses were $49.7 million for the first nine months of 2000 as compared with $26.9 million for the first nine months of 1999. The increases in leasing expenses were due to growth in our auto-related operating lease portfolio. We ceased purchasing auto leases on June 30, 2000 when our agreement with Lendco Financial Services expired.

Capital Securities

          On December 21, 1998, we issued $90 million in Capital Securities through Bay View Capital I, a business trust formed to issue the securities. The Capital Securities incur quarterly cumulative dividends at an annual rate of 9.76% of the liquidation value of $25 per share. Dividend expense on the Capital Securities was $2.2 million for both the third quarter of 2000 and the third quarter of 1999. Dividend expense on the Capital Securities was $6.7 million for both the first nine months of 2000 and the first nine months of 1999.

          Prior to the quarter ending September 30, 2000, we paid our dividends in cash on a quarterly basis. In September of 2000, we entered into an agreement with the Federal Reserve Bank of San Francisco which requires that we obtain their approval prior to disbursing the dividends associated with our Capital Securities. For the third quarter of 2000, our request for approval was denied. It is our understanding that this action is related primarily to this quarter’s operating results and the relative impact of FMAC. As a result, pursuant to the terms of the Capital Securities, the Company has deferred distributions until such time as approval can be obtained. The company fully intends to continue to seek such approval; however, it cannot predict when approval may be obtained. During this deferral period, distributions to which holders are entitled will continue to accrue at an annual rate of 9.76% of the liquidation amount of $25 per Capital Security, plus accumulated additional distributions at the same rate, compounded quarterly, on any unpaid distributions (to the extent permitted by law). Holders of the Capital Securities at the time the distribution of dividends is resumed will receive the cumulative deferred distributions plus the cumulative interest thereon.

Amortization of Intangible Assets

          Amortization expense related to intangible assets was $5.2 million for the third quarter of 2000 as compared with $2.7 million for the third quarter of 1999. Amortization expense related to intangible assets was $18.0 million for the first nine months of 2000 as compared with $8.5 million for the first nine months of 1999. The increases in amortization expense were due to higher amortization expense in the Commercial Platform, primarily related to our acquisitions of FMAC during the fourth quarter of 1999 and, to a much lesser degree, Goodman Factors during the first quarter of 2000. Amortization expense for the Commercial Platform included $2.5 million in FMAC-related expense for the third quarter of 2000 and $9.6 million of FMAC-related expense for the first nine months of 2000.

Write-off of Intangible Assets—FMAC

          In connection with the shutdown of FMAC’s lending operations as of September 30, 2000, goodwill of $192.6 million was written off, representing the entire unamortized balance associated with FMAC.

Income Taxes

          Our income tax benefit was $18.2 million for the third quarter of 2000 as compared with income tax expense of $7.5 million for the third quarter of 1999. Our income tax benefit was $15.6 million for the first nine months of 2000 as compared with income tax expense of $20.5 million for the first nine months of 1999. The income tax benefit for both the third quarter of 2000 and nine months ended September 30, 2000 reflects the impact related to non-recurring items associated with the restructuring of FMAC’s franchise lending operations. These items included the write-off of $192.6 million of FMAC goodwill and $10.5 million of restructuring charges, as previously discussed. The tax benefit of these non-recurring items was recorded in the third quarter of 2000 and was not prorated over the remainder of the year through our effective tax rate. Our effective tax rate for the first nine months of 2000, excluding non-recurring items, was 23.5%, as compared with 46.4% for the first nine months of 1999. Our effective tax rate differs from the statutory rate due primarily to nondeductible goodwill amortization.

Non-GAAP Performance Measures

          The following measures of normalized net interest income and normalized net interest margin are not measures of performance in accordance with GAAP. These measures should not be considered alternatives to net interest income and net interest margin as indicators of our operating performance. These measures are included because we believe they are useful tools to assist you in assessing our performance and trends. These measures may not be comparable to similarly titled measures reported by other companies.

Normalized Net Interest Income and Net Interest Margin

          Normalized net interest income and net interest margin include net rental income from our auto leasing activities (that is, the excess of rental income over depreciation expense on auto-related lease assets), which are principally funded by our deposits, and also include expenses related to our Capital Securities. Because our auto leases are accounted for as operating leases, the rental income is reflected as noninterest income and the related expenses, including depreciation expense, are reflected as noninterest expenses, in accordance with GAAP. Normalized net interest income also excludes certain non-recurring interest income and interest expense items.

          Normalized net interest income for third quarter of 2000 was $49.2 million as compared with $47.2 million for the third quarter of 1999. Normalized net interest income for first nine months of 2000 was $149.4 million as compared with $135.3 million for the first nine months of 1999. Normalized net interest margin for the third quarter of 2000 was 3.33% as compared with 3.34% for the third quarter of 1999. Normalized net interest margin for the first nine months of 2000 was 3.37% as compared with 3.26% for the first nine months of 1999. The following tables illustrate normalized net interest income and net interest margin, by platform, for the periods indicated:

	For the Three Months Ended
	September 30, 2000		September 30, 1999
	Normalized Net Interest Income	Normalized Net Interest Margin	Normalized Net Interest Income	Normalized Net Interest Margin
	(Dollars in thousands)

Retail Platform	$ 24,303	3.01%	$ 30,516	3.09%
Commercial Platform	24,945	3.70	16,653	3.88

Total	$ 49,248	3.33%	$ 47,169	3.34%

	For the Three Months Ended
	September 30, 2000		September 30, 1999
	Normalized Net Interest Income	Normalized Net Interest Margin	Normalized Net Interest Income	Normalized Net Interest Margin
	(Dollars in thousands)
Retail Platform	$ 73,155	2.92%	$ 85,927	2.97%
Commercial Platform	76,250	3.95	49,366	3.94

Total	$149,405	3.37%	$135,293	3.26%

          The increase in total normalized net interest income for the third quarter of 2000, as compared with the third quarter of 1999, and the increases in total normalized net interest income and total net interest margin for the first nine months of 2000, as compared with the first nine months of 1999, were largely attributable to higher net rental income from our auto leasing activities, higher asset yields, increases in average interest-earning assets, and the continued change-out of our balance sheet, as previously discussed, partially offset by higher funding costs, as previously discussed.

           The following tables illustrate average interest-earning assets, including our auto-related operating lease assets, by platform, for the periods indicated:

	Average Interest- Earning Assets for the Three Months Ended
	September 30, 2000	September 30, 1999
	(Dollars in thousands)
Retail Platform	$3,218,182	$3,911,764
Commercial Platform	2,693,531	1,754,136

Total	$5,911,713	$5,665,900

	Average Interest-Earning Assets for the Nine Months Ended
	September 30, 2000	September 30, 1999
	(Dollars in thousands)
Retail Platform	$3,318,515	$3,829,710
Commercial Platform	2,566,374	1,675,766

Total	$5,884,889	$5,505,476

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

          The following table illustrates interest-earning assets, including our auto-related operating lease assets, by platform, as of the dates indicated:

	At September 30, 2000	At December 31, 1999	At September 30, 1999
	(Dollars in thousands)

Retail Platform	$2,889,534	$3,658,735	$3,770,978
Commercial Platform	2,592,955	2,219,536	1,915,347

Total	$5,482,489	$5,878,271	$5,686,325

          The significant decrease in the Retail Platform’s interest-earning assets, including our auto-related operating lease assets, at September 30, 2000, as compared with December 31, 1999, was due primarily to the sale of $251.4 million of single-family mortgage loans and the securitization and sale of $356.6 million of auto loans at the end of the first quarter of 2000. These transactions were capital management driven and helped maintain our regulatory “well-capitalized” status as of March 31, 2000 and June 30, 2000.

Balance Sheet Analysis

          Our total assets were $6.0 billion at September 30, 2000, as compared with $6.5 billion at December 31, 1999. The decrease in total assets relates primarily to loan sales and the write-off of assets associated with the restructuring of FMAC, partially offset by loan and lease originations and additional investments in mortgage-backed securities.

           For the nine months ended September 30, 2000, we sold $378.4 million of single-family mortgage loans and securitized and sold $356.6 million of auto loans. In addition, we completed a $268.2 million on-balance sheet franchise loan securitization during the second quarter of 2000. This transaction effectively transferred $268.2 million in franchise loans to investment securities, initially generating $264.2 million in asset-backed securities classified as held-to-maturity with the balance going to retained interests in securitizations classified as available-for-sale.

          In the third quarter of 2000, in conjunction with the restructuring of FMAC, we wrote-off $192.6 million of goodwill, which represented the remaining balance associated with the franchise lending division. We also revalued certain FMAC-related assets, including retained interests in securitizations, loans held-for-sale and servicing assets, which resulted in a write-down of $42.5 million.

Securities

          The following table illustrates our securities portfolio as of the dates indicated:

	September 30, 2000		December 31, 1999
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available-for-sale
Federal National Mortgage Association stock	$ 579	$ 684	$ 579	$ 572
Asset-backed securities	3,937	3,937	5,393	5,393

Total investment securities (1)	4,516	4,621	5,972	5,965

Mortgage-backed securities:
Issued by GNMA	—	—	9,795	9,639
Issued by Freddie Mac and Fannie Mae	351	345	517	504
CMOs	281	252	336	336

Total mortgage-backed securities	632	597	10,648	10,479

Total securities available-for-sale (1)	$ 5,148	$ 5,218	$ 16,620	$ 16,444

Held-to-maturity
Asset-backed securities	$ 260,122	$ 249,895	$ —	$ —
Federal Home Loan Bank callable notes	15,298	15,302	9,997	9,828

Total investment securities	275,420	265,197	9,997	9,828

Mortgage-backed securities:
Issued by GNMA	487,251	493,294	174,379	171,952
Issued by Freddie Mac and Fannie Mae	261,578	255,659	297,640	289,385
Issued by other financial intermediaries	13,578	13,613	20,633	20,745
CMOs	138,770	132,091	151,582	143,502

Total mortgage-backed securities	901,177	894,657	644,234	625,584

Total securities held-to-maturity	$1,176,597	$1,159,854	$654,231	$635,412

(1)
Excludes retained interests in securitizations available-for-sale with carrying amounts, which are equal to fair value, of $29.9 million and $43.1 million as of September 30, 2000 and December 31, 1999, respectively.

          Our securities activities are primarily conducted by Bay View Bank. Bay View Bank has historically purchased securities to supplement our loan production. The majority of our securities are high-quality mortgage-backed securities, including securities issued by GNMA, Fannie Mae and Freddie Mac and senior tranches of private issue collateralized mortgage obligations, or CMOs. In addition to these securities, we also hold asset-backed securities, retained interests in loan and lease securitizations, U.S. government agency notes and other short-term securities .

          The decrease in our securities available-for-sale was primarily due to the revaluation of our retained interests in loan and lease securitizations, as previously discussed. In addition, we sold $9.0 million of GNMA securities from our available-for-sale portfolio during the first nine months of 2000.

          Securities held-to-maturity increased primarily due to the purchase of additional GNMA securities and an on-balance sheet franchise loan securitization. During the first nine months of 2000, we purchased $327.8 million of GNMA securities. These securities have relatively attractive yields and receive favorable regulatory capital risk-weighting. Our on-balance sheet franchise loan securitization was completed during the second quarter of 2000 and initially generated $264.2 million in asset-backed securities held-to-maturity and $12.1 million in retained interests classified as available-for-sale.

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

Loans and Leases

          The following table illustrates our loan and lease portfolio as of the dates indicated:

	September 30, 2000	December 31, 1999
	(Dollars in thousands)
Loans and Leases Receivable:
Retail Platform:
Single-family mortgage loans	$ 460,527	$ 940,235
Home equity loans and lines of credit	576,145	648,676
Auto loans(1)	293,887	496,901

Total retail loans	1,330,559	2,085,812
Commercial Platform:
Multi-family mortgage loans	626,601	622,835
Commercial mortgage loans	295,797	317,068
Franchise loans	1,013,935	1,040,608
Asset-based loans, factoring loans and commercial leases	335,466	254,671
Business loans	46,412	33,345

Total commercial loans and leases	2,318,211	2,268,527

Gross loans and leases	3,648,770	4,354,339
Premiums and discounts and deferred fees and costs, net	38,335	59,315
Allowance for losses on loans and leases	(54,863)	(52,161)

Net loans and leases	$3,632,242	$4,361,493

(1)	Amounts exclude auto-related operating lease assets reported separately from loans and leases totaling $508.0 million at September 30, 2000, and $463.1 million at December 31, 1999.

           For the nine months ended September 30, 2000, we sold $378.4 million of single-family mortgage loans and securitized and sold $356.6 million of auto loans. In addition, we completed a $268.2 million on-balance sheet franchise loan securitization during the second quarter of 2000 that effectively transferred this balance to investment securities. Our loan sales during the year were primarily capital management-driven transactions focused on maintaining our regulatory “well-capitalized” status. The reduction in single-family loans also reduced our geographic concentration risk and is consistent with our continuing efforts to replace lower-yielding mortgage-based assets with higher-yielding commercial bank-like assets. Additionally, during the first nine months of 2000 we sold $26.1 million of commercial equipment leases, $24.9 million of franchise loans and $58.5 million of multi-family mortgage loans.

          Loans and leases held-for-sale totaled $490.0 million as of September 30, 2000, of which approximately $480 million represented franchise loans held-for-sale. We are actively pursuing opportunities to sell our $480 million franchise loan portfolio as the potential sale of these loans would not only free-up capital to facilitate the paydown of our higher-cost funding, but also effectively reduce our concentration in franchise loans. During the third quarter we recognized a mark-to-market adjustment on this portfolio of $16.0 million to reflect anticipated market yields.

          We currently focus our loan and lease production efforts on high-quality consumer and commercial loans and leases as opposed to mortgage loans. In 1999, we supplemented our originations with a significant amount of loan and lease purchases. The franchise loans purchased in 1999 were originated by FMAC.

           The following tables illustrate our loan and lease production for the periods indicated:

	For the Three Months Ended
	September 30, 2000	September 30, 1999
	(Dollars in thousands)
Loan and Lease Production:
Originations:
Home equity loans and lines of credit	$ 17,050	$ 20,351
Auto loans and leases(1)	75,420	173,284
Multi-family and commercial mortgage loans	43,917	96,885
Franchise loans	41,821	—
Asset-based loans, factoring loans and commercial leases	36,036	48,320
Business loans	19,534	35,595

Total originations	233,778	374,435

Purchases:
Home equity loans	—	111,666
Auto loans(3)	22,181	56,572
Mortgage loans	204	9,603
Franchise loans	—	278,258

Total purchases	22,385	456,099

Total loan and lease production	$ 256,163	$ 830,534

	For the Nine Months Ended
	September 30, 2000	September 30, 1999
	(Dollars in thousands)
Loan and Lease Production:
Originations:
Home equity loans and lines of credit	$ 54,470	$ 48,859
Auto loans and leases(1)	330,271	517,285
Multi-family and commercial mortgage loans	144,829	207,468
Franchise loans	299,103	—
Bankers Mutual multi-family loans(2)	220,145	—
Asset-based loans, factoring loans and commercial leases	112,721	128,828
Business loans	51,212	45,351

Total originations	1,212,751	947,791

Purchases:
Home equity loans	826	162,834
Auto loans(3)	25,017	108,179
Mortgage loans	2,006	19,456
Franchise loans	—	793,000

Total purchases	27,849	1,083,469

Total loan and lease production	$1,240,600	$2,031,260

(1)
Includes auto-related operating lease assets totaling $75.4 million for the three months ended September 30, 1999, and $114.6 million and $252.9 million for the nine months ended September 30, 2000 and September 30, 1999, respectively, which are not included in our total loan and lease portfolio in accordance with GAAP.

(2)	100% of Bankers Mutual multi-family mortgage loans were originated and sold through seller-servicer programs administered by Fannie Mae and Freddie Mac.

(3)
Auto loan and lease purchases for the three and nine months ended September 30, 2000, included $22.1 million related to the repurchase of loans as a result of exercising the cleanup call on the Company’s 1997 auto loan securitization.

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

          The following table illustrates our nonperforming assets and troubled debt restructurings as of the dates indicated:

	September 30, 2000	December 31, 1999
	(Dollars in thousands)
Nonaccrual loans and leases	$47,487	$22,918
Real estate owned	1,092	2,467
Other repossessed assets	185	554

Nonperforming assets	48,764	25,939
Troubled debt restructurings	924	1,009

Total	$49,688	$26,948

          The increase in nonaccrual loans and leases at September 30, 2000, was primarily related to franchise loans including a group of FMAC-funded funeral home loans associated with a single borrower that were on FMAC’s balance sheet when we acquired it. The original balance of these loans totaled $23.4 million prior to a $7.9 million third quarter charge-off. The remaining $15.5 million was restructured and is current pursuant to the modified terms. Other non-franchise nonperforming assets were $15.9 million at September 30, 2000 as compared with $15.8 million at December 31, 1999.

          The following table illustrates, by platform, nonperforming assets and nonperforming assets as a percentage of total assets, excluding loans and leases held-for-sale:

	Nonperforming Assets as a Percentage of Specified Assets
	September 30, 2000		December 31, 1999
	(Dollars in thousands)
Retail Platform:
Single-family mortgage	$ 4,398	0.08%	$ 5,121	0.08%
Home equity	3,406	0.06	2,958	0.04
Auto	434	0.01	1,307	0.02

Total retail platform	8,238	0.15	9,386	0.14
Commercial Platform:
Multi-family mortgage	305	0.01	1,172	0.02
Commercial real estate	1,250	0.02	2,623	0.04
FMAC golf and funeral loans	23,353	0.42	5,656	0.09
FMAC franchise loans	9,549	0.17	4,463	0.07
Asset-based loans, factoring loans and commercial leases	6,069	0.11	1,639	0.02
Business loans	—	—	1,000	0.02

Total commercial platform	40,526	0.73	16,553	0.26

Total	$48,764	0.88%	$25,939	0.40%

           The following table illustrates, by platform, loans and leases delinquent 60 days or more as a percentage of gross loans and leases:

	Loans and Leases Delinquent 60 Days or More as a Percentage of Specified Assets
	September 30, 2000		December 31, 1999
	(Dollars in thousands)
Retail Platform	$14,941	0.41%	$16,747	0.38
Commercial Platform	19,864	0.54	11,668	0.27

Total	$34,805	0.95%	$28,415	0.65

          The increase in loans and leases delinquent 60 days or more at September 30, 2000, was primarily due to additional FMAC-related loans and commercial assets-based loans.

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

          2.  Reserves for groups of smaller-balance homogenous loans and leases that are collectively evaluated for impairment and for groups of performing larger-balance loans and leases which currently exhibit no identifiable weaknesses.    The smaller-balance homogenous loans and leases generally consist of single-family mortgage loans and consumer loans, including auto loans, home equity loans and lines of credit and unsecured personal loans. The larger-balance loans and leases generally consist of commercial or income producing real estate loans and leases. These loans and leases have specific characteristics which indicate that it is probable that a loss has been incurred in a group of loans or leases with those similar characteristics. Reserves for these groups of loans and leases are determined based on a combination of factors including historical loss experience, asset concentrations, levels and trends of classified assets, and loan and lease delinquencies. Reserves for these groups of loans and leases also include an additional reserve for certain products we have introduced more recently, such as high loan-to-value home equity loans and franchise loans and leases, where we do not have extensive historical data, other than industry experience, upon which to base our reserve levels. This additional reserve is intended to provide for those situations where our experience may be different from industry experience.

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

          The allowance for losses on loans and leases at September 30, 2000 was $54.9 million as compared with $52.2 million at December 31, 1999. The increase in the allowance for losses on loans and leases was primarily related to higher provision levels associated with the franchise loan sector. These higher provision levels resulted in an increase in the allowance for losses on loans and leases to 1.74% of gross loans and leases held-for-investment at September 30, 2000 as compared with 1.22% at December 31, 1999, reflecting the more commercial bank-like shift in the Company’s loan composition.

          The following table illustrates the allowance for losses on loans and leases as a percentage of both nonperforming assets and gross loans and leases, excluding loans and leases held-for-sale:

	Allowance for Losses on Loans and Leases as a Percentage of Specified Assets
	September 30, 2000		December 31, 1999
	Assets	Percent	Assets	Percent
	(Dollars in thousands)
Nonperforming assets	$ 48,764	113%	$ 25,939	201%
Gross loans and leases, excluding loans and leases held-for-sale	$3,158,736	1.74%	$4,288,092	1.22%

           The following table illustrates the changes in the allowance for losses on loans and leases for the periods indicated:

	Three Months Ended September 30, 2000	Nine Months Ended September 30, 2000	Year Ended December 31, 1999
	(Dollars in thousands)
Beginning balance	$54,273	$52,161	$45,405
Reserves related to acquisitions	—	—	8,256
Transfers of loans to held-for-sale	(83)	(4,770)	(2,656)
Charge-offs:
Mortgage	—	(112)	(827)
Home Equity	(4,240)	(13,381)	(19,568)
Auto	(345)	(2,316)	(7,674)
Asset-based loans, factoring loans and commercial leases	(1,082)	(3,195)	(3,176)
Franchise	(8,795)	(9,291)	—
Business	(40)	(40)	—

	(14,502)	(28,335)	(31,245)
Recoveries:
Mortgage	47	128	607
Home Equity	820	2,559	1,530
Auto	287	1,098	1,722
Asset-based loans, factoring loans and commercial leases	913	1,208	231
Franchise	108	314	—

	2,175	5,307	4,090
Net charge-offs	(12,327)	(23,028)	(27,155)
Provision for losses on loans and leases	13,000	30,500	28,311

Ending balance	$54,863	$54,863	$52,161

Net charge-offs to average loans and leases (annualized)	1.29%	0.76%	0.61%

          The increases in the annualized percentage of net charge-offs to average loans and leases for the third quarter of 2000 and the nine months ended September 30, 2000, as compared with the year ended December 31, 1999, were due primarily to the net charge-off associated with the FMAC-related funeral home loans previously discussed.

Deposits

          As a primary part of our business, we generate deposits for the purpose of funding loans, leases and securities. The following table illustrates deposits as of the dates indicated:

	September 30, 2000		December 31, 1999
	Amount	% of Total Deposits	Amount	% of Total Deposits
	(Dollars in thousands)
Transaction accounts	$1,641,823	42.6%	$1,703,123	45.7%
Retail certificates of deposit	1,771,414	45.9	1,637,127	43.9

Total retail deposits	3,413,237	88.5	3,340,250	89.6
Brokered certificates of deposit	445,337	11.5	389,530	10.4

Total	$3,858,574	100.0%	$3,729,780	100.0%

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

          The following table illustrates outstanding borrowings as of the dates indicated:

	September 30, 2000	December 31, 1999
	(Dollars in thousands)
Advances from the Federal Home Loan Bank of San Francisco	$ 962,300	$1,367,300
Securities sold under agreements to repurchase	373,446	17,883
Warehouse lines	142,557	397,538
Subordinated Notes, net	149,550	149,502
Other borrowings	1,664	3,294
Capital Securities	90,000	90,000

Total	$1,719,517	$2,025,517

          On August 18, 1999, Bay View Bank issued $50 million of 10% Subordinated Notes, which mature in August 2009. During 1999, two warehouse lines with initial committed amounts totaling $600 million were secured. Both lines had maturities of one year or less. One warehouse line of $500 million was established to provide financing for franchise loans. The other warehouse line of $100 million, which was established to fund Bankers Mutual multi-family loan production, was terminated following the sale of substantially all of the assets and certain liabilities of Bankers Mutual during the second quarter of 2000. In October 2000, we replaced the $500 million warehouse line with a $170 million warehouse line that expires March 31, 2001 but can be extended beyond that date. The lower level of the warehouse line reflects our discontinuation of franchise loan production effective September 30, 2000.

          The lower borrowing level at September 30, 2000, as compared with December 31, 1999, was primarily due to the pay-down of the warehouse lines related to franchise loans and the pay-down of Federal Home Loan Bank advances associated with the aforementioned sales of single-family mortgage loans. These reductions were partially offset by an increase in securities sold under agreements to repurchase used primarily to fund the securities generated from the on-balance sheet franchise loan securitization, as previously discussed. Additionally, in June 2000 we auctioned $180 million of Federal Home Loan Bank liabilities with below-market interest rates.

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

          On September 6, 2000, Bay View Bank entered into an agreement with the Office of the Comptroller of the Currency. This agreement states that Bay View Bank may not declare or distribute any dividends without prior approval of the Office of the Comptroller of the Currency.

          On September 29, 2000, Bay View Capital Corporation entered into an agreement with the Federal Reserve Bank of San Francisco. In addition to requiring prior approval to pay common stock dividends, the agreement requires us to obtain prior approval to disburse dividends associated with our 9.76% Capital Securities. We requested but did not receive approval to disburse the September 30, 2000 quarterly dividend. Pursuant to the terms of the Capital Securities, we have deferred distributions on the debentures. During this deferral period, distributions to which holders are entitled will continue to accrue at an annual rate of 9.76% of the liquidation amount of $25 per Capital Security, plus accumulated additional distributions at the same rate, compounded quarterly, on any unpaid distributions (to the extent permitted by law). We fully intend to continue to seek permission to distribute the dividend at the earliest available opportunity.

          To assist you in analyzing our liquidity, you should review our Consolidated Statements of Cash Flows at Item 1. “Financial Statements and Supplementary Data.”

Capital Resources

          Management seeks to maintain adequate capital to support anticipated asset growth and credit risks, and to ensure that Bay View Capital Corporation and Bay View Bank are in compliance with all regulatory capital guidelines. Stockholders’ equity totaled $389.4 million at September 30, 2000 as compared with $631.2 million at December 31, 1999. This decrease was largely due to the loss incurred for the first nine months of 2000. Tangible stockholders’ equity, which excludes intangible assets, was $259.7 million at September 30, 2000 as compared with $302.2 million at December 31, 1999. This decrease was also largely due to the loss incurred for the first nine months of 2000. Intangible assets decreased primarily as a result of the aforementioned restructuring of FMAC and the resulting write-off of $192.6 million of FMAC-related goodwill.

          The following table illustrates the reconciliation of our stockholders’ equity to tangible stockholders’ equity as of the dates indicated:

	At September 30, 2000	At December 31, 1999
	(Dollars in thousands, except per share amounts)
Stockholders’ equity	$389,392	$631,194
Intangible assets	(129,671)	(329,005)

Tangible stockholders’ equity	$259,721	$302,189

Book value per share	$ 11.96	$ 19.38

Tangible book value per share	$ 7.97	$ 9.28

           The following table illustrates the changes in our tangible stockholders’ equity for the periods indicated:

	Nine Months Ended September 30, 2000	Year Ended December 31, 1999
	(Dollars in thousands)
Beginning tangible stockholders’ equity	$302,189	$243,723
Net (loss) income	(233,734)	28,964
Equity issued in connection with acquisitions	—	237,022
Additional intangible assets related to acquisitions accounted for under the purchase method of accounting	(14,105)	(199,344)
Intangible assets generated from branch acquisitions	—	(6,154)
Write-off of intangible assets related to Bankers Mutual	2,776	—
Write-off of intangible assets related to FMAC	192,622	—
Amortization of intangible assets	18,039	13,687
Repurchase of common stock	—	(8,381)
Exercise of stock options	59	498
Cash dividends declared	(9,780)	(5,579)
Other	1,655	(2,247)

Ending tangible stockholders’ equity	$259,721	$302,189

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

          Bay View Bank’s regulatory capital levels at September 30, 2000 exceeded both the minimum requirements as well as the requirements necessary to be considered well-capitalized as illustrated in the following table:

	Actual		Minimum Requirement		Well-Capitalized Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 Leverage	$315,073	5.75%	$219,168	4.00%	$273,960	5.00%
Tier 1 Risk-based	$315,073	7.60%	$165,813	4.00%	$248,720	6.00%
Total Risk-based	$416,905	10.06%	$331,627	8.00%	$414,534	10.00%

           Bay View Capital Corporation’s regulatory capital levels at September 30, 2000 exceeded both the Federal Reserve Board’s minimum requirements as well as the requirements necessary to be considered well-capitalized by the Federal Reserve Board as illustrated in the following table:

	Actual		Minimum Requirement		Well-Capitalized Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 Leverage	$343,410	5.55%	$247,622	4.00%	$ —	—
Tier 1 Risk-based	$343,410	6.80%	$201,862	4.00%	$302,793	6.00%
Total Risk-based	$552,017	10.94%	$403,724	8.00%	$504,656	10.00%

Share Repurchase Program

          In August 1998, our Board of Directors authorized the repurchase of up to $50 million in shares of our common stock. During 1999 we repurchased 460,000 shares of our common stock for $8.3 million at an average price of $18.22 per share. We did not repurchase any shares of our common stock during the first nine months of 2000. In November 1999, our treasury shares were reissued in conjunction with the acquisition of FMAC. At September 30, 2000, we had approximately $17.6 million in remaining authorization available for future share repurchases. Pursuant to our agreement with the Federal Reserve Bank of San Francisco, we must obtain prior written approval before repurchasing shares.

Impact of New Accounting Standards

          In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 establishes accounting and reporting standards that require every derivative instrument (including certain derivative instruments imbedded in other contracts) to be recorded in the statement of financial condition as either an asset or liability measured at its fair value. SFAS 133 also requires that changes in the derivative’s fair value be recognized in current earnings unless specific hedge criteria are met. Special accounting for qualified hedges allows a derivative’s gains and losses to offset the related change in fair value on the hedged item in the consolidated statement of income, and requires that a company must formally document, designate and asses the effectiveness of transactions that receive hedge accounting.

          In June 1999, the FASB amended SFAS 133 to extend the required adoption date to fiscal years beginning after June 15, 2000, and in June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Hedging Activities,” which amended SFAS 133.

          We plan to adopt these statements on January 1, 2001, which is the beginning of our 2001 fiscal year. As of the end of the third quarter, we believe we have identified all instruments we currently have in place that will be subject to the requirements of SFAS 133, as amended. Based on the nature and value of the instruments that we identified, we do not believe the impact of adopting SFAS 133, as amended, will be material to our results of operations, financial condition or cash flows. However, the adoption of these statements could moderately increase volatility in earnings and other comprehensive income.

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

Interest Rate Exchange Agreements (Swaps)

          We use interest rate exchange agreements, or swaps, to hedge mismatches in the rate and maturity of certain of our assets and their funding sources and to mitigate the risk of the effects of interest rate fluctuations on the value of our fixed rate loans classified as available-for-sale. Interest rate swaps involve the exchange of fixed-rate and variable-rate interest payment obligations without the exchange of the underlying notional amounts. We were a party to interest rate swaps with notional principal amounts of $281.5 million at September 30, 2000 and $256.5 million at December 31, 1999. These interest rate swaps involve the receipt of floating interest rates (based on the three-month London Interbank Offered Rate, sometimes referred to as LIBOR) and payment of fixed interest rates on the underlying notional amounts.

Treasury Futures Contracts

          To mitigate the risk of the effects of interest rate fluctuations on the value of our fixed-rate loans classified as held-for-sale, we will in certain cases hedge our interest rate risk related to these assets by entering into United States Treasury futures contracts. We had open positions with notional amounts of $343.7 million at September 30, 2000 and $32.5 million at December 31, 1999 related to the United States Treasury futures contracts used to hedge fixed-rate franchise loans classified as held-for-sale.

Interest Rate Caps

          Interest rate caps are option contracts that limit the cap holder’s risk associated with an increase in interest rates. If rates go above a specified interest rate (strike price or cap rate), the cap holder is entitled to receive cash payments equal to the excess of the market rate over the strike price multiplied by the notional amount. We use interest rate caps, for which we pay a premium, to protect against rising interest rates on our debt, utilized to fund our recent purchase of GNMA securities, while retaining the ability to benefit from a decline in rates. As of September 30, 2000, we had interest rate caps with notional amounts totaling $180 million and cap rates at 7.00% and a cap index based on either the one-or three-month LIBOR rate.

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

           The following table illustrates our combined asset and liability repricing as of September 30, 2000:

	Repricing Period
	Under One Year	Between One and Three Years	Between Three and Five Years	Over Five Years	Total
	(Dollars in thousands)

Assets:

Cash and investments	$ 110,190	$ —	$ —	$ 275,418	$ 385,608
Mortgage-backed securities and loans and leases(1)	3,142,287	728,481	474,131	751,982	5,096,881

Total interest rate sensitive assets	$ 3,252,477	$ 728,481	$ 474,131	$1,027,400	$5,482,489

Liabilities:

Deposits:
Transaction accounts	$ 1,207,876	$ 433,947	$ —	$ —	$1,641,823
Retail certificates of deposit	1,648,908	87,959	2,204	32,343	1,771,414
Brokered certificates of deposit	445,337	—	—	—	445,337
Borrowings(2)	1,155,699	244,400	50,000	269,418	1,719,517

Total interest rate sensitive liabilities	$ 4,457,820	$ 766,306	$ 52,204	$ 301,761	$5,578,091

Repricing gap-positive (negative) before impact of derivatives	$ (1,205,343)	$ (37,825)	$ 421,927	$ 725,639	$ (95,602)

Impact of derivatives	152,500	(25,000)	(37,500)	(90,000)

	$(1,052,843)	$ (62,825)	$ 384,427	$ 635,639

Cumulative repricing gap-positive (negative)	$ (1,052,843)	$(1,115,668)	$(731,241)	$ (95,602)

(1)	Based on assumed annual prepayment and amortization rates, which approximate our historical experience.
(2)	Includes Capital Securities.

           The simulation model discussed above also provides the Asset and Liability Committee with the ability to simulate our net interest income. In order to measure, at September 30, 2000, the sensitivity of our forecasted net interest income to changing interest rates, both a rising and falling interest rate scenario were projected and compared to a base market interest rate forecast derived from the current treasury yield curve. For the rising and falling interest rate scenarios, the base market interest rate forecast was increased or decreased, on an instantaneous and sustained basis, by 100 and 200 basis points. At September 30, 2000, our net interest income related to these hypothetical changes in market interest rates was within our policy guidelines as illustrated in the following table:

	Net Interest Income
	-200 bp	-100 bp	+100 bp	+200 bp
	(Dollars in thousands)
Projected effect:
Net interest income without swaps	$212,026	$205,020	$185,669	$173,378
Net interest income with swaps	$209,676	$203,846	$186,848	$175,734
Impact of swaps	$ (2,350)	$ (1,174)	$ 1,179	$ 2,356
% Increase (decrease) from base net interest income, with swaps	6.61%	3.65%	(5.00)%	(10.65)%
Policy guidelines	0.0%	(5.00)%	(10.00)%	(15.00)%

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

          None

Item 3.    Defaults Upon Senior Securities

          None

Item 4.    Submission of Matters to a Vote of Security Holders

          None

Item 5.    Other Information

          None

Item 6.    Exhibits and Reports on Form 8-K

          a  (i) Agreement by and between Bay View Capital Corporation and the Federal Reserve Bank (Exhibit 10.1)

          a  (ii) Agreement by and between Bay View Bank and the Office of the Comptroller of the Currency (Exhibit 10.2)

          a  (iii) Computation of Ratios of Earnings to Fixed Charges (Exhibit 12)

          a  (iv) Financial Data Schedule (Exhibit 27)

          b  (i) The Registrant filed the following report on Form 8-K dated September 11, 2000 during the three months ended September 30, 2000:

On September 11, 2000, the Company issued a press release announcing a significant restructuring of its franchise lending division, FMAC, effective September 30, 2000.

          b  (ii) The Registrant filed the following report on Form 8-K dated September 29, 2000 during the three months ended September 30, 2000:

          On September 29, 2000, the Company issued a press release announcing the deferral of distributions on its Capital Securities. On October 2, 2000, the Company issued a press release confirming that the Federal Reserve Bank of San Francisco had denied the Company’s request for approval to pay the September 30, 2000 dividend on its Capital Securities.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAY VIEW CAPITAL CORPORATION
Registrant

DATE: November 10, 2000
/s/ MARK E. LEFANOWICZ
By:

Mark E. Lefanowicz
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ JEFFREY O. BUTCHER
By:

Jeffrey O. Butcher
Senior Vice President and Controller (Principal Accounting Officer)