Form 10-K
period 2000-12-31
BAY VIEW CAPITAL CORP
filed 2001-03-28
CIK 840387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission file number 0-14879

BAY VIEW CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-3078031
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1840 Gateway Drive
San Mateo, California	94404
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 312-7200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange
9.125% Subordinated Notes due 2007	New York Stock Exchange
9.76% Capital Securities due 2018	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:

None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES  ☒   NO  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

        As of February 28, 2001, there were outstanding 32,574,987 shares of the registrant’s Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of February 28, 2001, was $204,193,319. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant).

FORM 10-K

FORWARD-LOOKING STATEMENTS

        This Form 10-K contains forward-looking statements which describe our future plans, strategies and expectations. All forward-looking statements are based on assumptions and involve risks and uncertainties, many of which are beyond our control and may cause our actual results, performance or achievements to differ materially from those that we anticipate. Factors that might affect forward-looking statements include, among other things:

•	our ability to remain in compliance with written regulatory agreements with the government agencies that regulate us;

•	our ability to maintain adequate capital or raise additional capital, if needed;

•	the demand for our products;

•	actions taken by our competitors;

•	tax rate changes, new tax laws and revised tax law interpretations;

•	adverse changes occurring in the securities markets;

•	inflation and changes in prevailing interest rates that reduce our margins or the fair value of the financial instruments we hold;

•	economic or business conditions, either nationally or in our market areas, that are worse than we expect;

•	legislative or regulatory changes that adversely affect our business;

•	the timing, impact and other uncertainties of our asset sales or securitizations;

•	technological changes that are more difficult or expensive than we expect;

•	increases in delinquencies and defaults by our borrowers and other loan delinquencies;

•	increases in our provision for losses on loans and leases;

•	our inability to sustain or improve the performance of our subsidiaries;

•	our inability to achieve the financial goals in our strategic plans, including any financial goals related to both contemplated and consummated asset sales or acquisitions;

•	the outcome of lawsuits or regulatory disputes;

•	credit and other risks of lending, leasing and investment activities; and

•	our inability to use the net operating loss carryforwards we currently have.

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

PART I

Item 1.    Business

General

        Bay View Capital Corporation, incorporated under the laws of the state of Delaware in 1989, is a bank holding company headquartered in San Mateo, California. Our primary subsidiary is Bay View Bank, N.A., a commercial bank that operates 57 full service branches throughout the greater San Francisco Bay Area. (See Note 1 to the Consolidated Financial Statements “Summary of Significant Accounting Policies”, at Item 8. “Financial Statements and Supplementary Data” for further information on our subsidiaries).

        Bay View Bank was organized in 1911 and became our wholly owned subsidiary when we became a holding company in 1989. Prior to 1996, Bay View Bank generated a majority of its earnings from relatively low-yielding mortgage-based assets funded primarily by retail certificates of deposit. From 1996 to 1999, our strategy was to transform Bay View Bank from a thrift to a commercial bank. During this period we nearly doubled in size, replaced a majority of our mortgage-based loans with higher-yielding consumer and commercial loans and leases and transformed a large portion of our deposits into low-cost transaction accounts. In 1999, we officially converted to a national charter as a commercial bank.

        Our commercial and consumer businesses and our deposit franchise expansion came primarily as a result of acquisitions. In June 1996, we formed our auto lending division to provide financing options through auto dealers nationwide. In April 1997, we formed our commercial lending division to provide customized financing to emerging, small and middle-market businesses throughout the country. And in January 1998, we acquired an additional 36 banking branches to become the largest deposit franchise operating exclusively in the San Francisco Bay Area.

        In November 1999, we acquired Franchise Mortgage Acceptance Company, or FMAC, an established franchise lender, and its wholly owned multi-family lending division, Bankers Mutual. In June 2000, we sold substantially all of the assets of Bankers Mutual to Berkshire Mortgage Finance Limited Partnership. In September 2000, we announced a restructuring of FMAC. The performance of this division was considerably dependent upon gains from franchise loan securitizations and sales to offset overhead and other associated expenses. The opportunities for these transactions during 2000 were severely limited by prevailing market conditions, which significantly reduced our earnings. As a result, we were forced to consider other viable options relative to FMAC, including the potential sale of the unit. After an unsuccessful attempt to sell FMAC, we decided that an immediate and permanent shutdown of all franchise loan production was in the best interests of our shareholders. (See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 to the Consolidated Financial Statements “Restructuring Charges” at Item 8. “Financial Statements and Supplementary Data” for further details of our FMAC acquisition and subsequent restructuring).

        During the second quarter of 2000, we retained the services of Merrill Lynch & Co. as our financial advisor.

Recent Developments

        We incurred a consolidated net loss of $326.2 million for the year ended December 31, 2000, primarily as a result of our decision to shut down our franchise lending division and the resultant revaluation of our franchise-related assets. The loss for 2000 also adversely impacted our regulatory capital levels as follows:

    Bay View Bank

	At December 31, 2000				At December 31, 1999
	Actual		Minimum Requirement		Actual		Minimum Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage	$218,736	4.23%	$206,835	4.00%	$406,001	6.87%	$236,337	4.00%
Tier 1 risk-based	$218,736	6.30%	$138,875	4.00%	$406,001	8.41%	$193,024	4.00%
Total risk-based	$312,582	9.00%	$277,751	8.00%	$507,516	10.52%	$386,048	8.00%

    Bay View Capital Corporation

	At December 31, 2000				At December 31, 1999
	Actual		Minimum Requirement		Actual		Minimum Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage	$190,686	3.47%	$219,886	4.00%	$386,110	6.51%	$237,247	4.00%
Tier 1 risk-based	$190,686	4.59%	$166,284	4.00%	$386,110	7.17%	$215,475	4.00%
Total risk-based	$338,374	8.14%	$332,568	8.00%	$587,773	10.91%	$430,950	8.00%

        Because of losses we began to incur in the second quarter of 2000 and the decline in our capital ratios, Bay View Bank entered into a written agreement with the Office of the Comptroller of the Currency, sometimes referred to as the OCC, pursuant to 12 U.S.C. Section 1818(b) on September 6, 2000, and we entered into a written agreement with the Federal Reserve Bank of San Francisco pursuant to 12 U.S.C. Section 1818(b) on September 29, 2000.

        The OCC agreement requires, among other matters, that Bay View Bank:

•
Adopt a new strategic plan establishing objectives for Bay View Bank’s overall risk profile, earnings performance, growth, balance sheet mix, liability structure, capital adequacy and reduction of nonperforming assets;

•	Consider whether management changes should be made;

•	Develop a plan for the maintenance of adequate capital and the raising of additional capital, including a prohibition on the payment of any dividends without the prior approval of the OCC; and

•	Review its risk management program with a view to reduction of the high level of credit risk in Bay View Bank.

        The Federal Reserve Bank agreement, among other matters:

•	Prohibits the payment of any dividends without prior approval of the Federal Reserve Bank; and

•	Requires the development of a plan to maintain capital adequacy and raise additional capital.

        Our capital plan has yet to be approved by the Federal Reserve Board. At this time, the financial impact, if any, of the regulatory actions that may result from our failure to meet the minimum capital requirements cannot be determined.

Business Overview

        Our principal business activity as a commercial bank is to earn interest on loans, leases and investment securities that are funded by customer deposits and other borrowings. The difference between interest received and interest paid comprises the majority of our operating earnings. Our primary lending activities consist of multi-family and commercial real estate lending, consumer auto and home equity lending, and commercial business financing. Our 57-branch deposit franchise provides personalized banking services to individuals and businesses and is the significant source of funding for our lending operations. The operating results of our major business segments are accounted for and presented by platform. (See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further details and financial information related to our Retail Platform and our Commercial Platform).

Lending Activities

    Real Estate Lending

        At December 31, 2000, real estate loans totaled $1.3 billion, representing 42.7% of our gross loan and lease portfolio. The real estate loan portfolio is comprised of single-family residential mortgage loans, multi-family residential mortgage loans and nonresidential commercial real estate loans.

        Single-Family Residential Mortgage Loans (one to four units)—At December 31, 2000, loans secured by single-family residential real estate totaled $392.0 million, representing 12.5% of our gross loan and lease portfolio. Approximately 72% of these loans are adjustable-rate mortgages, sometimes referred to as ARMs, and generally have original terms of 30 years. We discontinued originating single-family loans in 1996 and, as a result, the portfolio of single-family loans has decreased as these loans have paid off and/or been sold. We anticipate that this portfolio will continue to decline as a percentage of our assets. During 2000, we sold $423.2 million of single-family mortgage loans secured by properties in Northern California. Those sales reduced our concentration of lower-yielding mortgage loans and our geographic concentration risk.

        Multi-Family Residential Mortgage Loans (five or more units)—At December 31, 2000, loans secured by multi-family residential real estate totaled $611.5 million, representing 19.4% of our gross loan and lease portfolio. The loans that we hold in our portfolio are primarily fully-amortizing ARMs with original terms of 30 years or 15-year ARMs with monthly payments calculated on a 30-year amortization period with a balloon payment due at maturity. Prior to 1996, we originated ARMs that were indexed to the Federal Home Loan Bank’s Eleventh District Cost of Funds Index, sometimes referred to as COFI. COFI is considered a lagging index because its interest rate movements generally lag behind changes in market interest rates. Since that time, our originations have been based on indexes other than COFI, such as the London Interbank Offered Rate, or LIBOR. During 2000, we sold approximately $58.5 million of our multi-family mortgage loans. At December 31, 2000, only 15.4% of our multi-family loans were COFI-indexed loans.

        We generally do not lend more than 75% of the appraised value of multi-family residences on a first mortgage loan. The property’s cash flow available for loan payments is also a limiting factor on the approved loan amount. Properties securing multi-family loans are required to generate cash flow sufficient to cover loan payments and other expected property expenditures. In addition, most loans provide for full recourse to the borrowers.

        Nonresidential Commercial Real Estate Loans—At December 31, 2000, loans secured by nonresidential commercial real estate totaled $339.8 million, representing 10.8% of our gross loan and lease portfolio. The majority of our commercial real estate loans are ARMs. ARMs secured by commercial real estate are generally made upon the same terms and conditions as ARMs secured by multi-family residences.

        Most of our commercial real estate loans consist of loans secured by improved property such as office buildings, warehouses, golf courses and retail sales facilities. A majority of these loans are in amounts ranging from $250,000 to $1 million. We generally do not originate commercial real estate loans that have a loan-to-value ratio exceeding 70%. The property’s cash flow available for loan payments is also a limiting factor on the approved loan amount. Properties securing commercial real estate loans are required to generate cash flow sufficient to cover loan payments and other expected property expenditures.

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

    Consumer Lending

        At December 31, 2000, consumer loans totaled $589.9 million, representing 18.7% of our gross loan and lease portfolio. The consumer loans are comprised primarily of auto loans and home equity loans and lines of credit.

        Automobile Financing—At December 31, 2000, auto loans totaled $287.0 million, representing 9.1% of our gross loan and lease portfolio. Additionally, auto operating leases, excluded from our loan and lease portfolio, totaled $479.8 million at December 31, 2000, representing 9.0% of our consolidated assets. We underwrite and purchase new and used fixed-rate prime auto loans on an indirect basis. During 1998, we entered into an agreement with Lendco Financial Services for the purchase of auto loans and leases which expired on June 30, 2000. Accordingly, we ceased purchasing auto loans and leases from Lendco during June 2000. The auto leases are accounted for as operating leases and the leased asset is capitalized and depreciated to its estimated residual value over the term of the lease.

        We underwrite all loans and leases that we purchase. Our underwriting standards focus on the borrower’s ability to repay, as demonstrated by debt-to-income ratios, as well as the borrower’s willingness to repay, as demonstrated by Fair, Isaac & Company Credit Bureau scores, sometimes referred to as FICO scores.

        We periodically securitize and/or sell our auto loans. During 2000, we securitized and sold $356.6 million of auto loans and completed $49.1 million of auto whole loan sales.

        Home Equity Lending—At December 31, 2000, home equity loans and lines of credit totaled $302.9 million, representing 9.6% of our gross loan and lease portfolio. Bay View Bank originates conventional home equity loans and lines of credit through its branch network. We have also purchased home equity loans. Through 1998 and the first quarter of 1999, we purchased uninsured high loan-to-value home equity loans. We define high loan-to-value home equity loans as loans with a combined loan-to-value ratio of 100% or more. During 1999, we ceased purchasing these uninsured high loan-to-value home equity loans and focused our production efforts on originating higher-quality conventional home equity loans and lines of credit (where combined loan-to-value ratios are less than 100%, typically 80% to 90%) or insured high loan-to-value home equity loans where 100% of the loan is insured against credit losses. During 2000, we sold $244.0 million of our uninsured high loan-to- value home equity loans. At December 31, 2000, our portfolio included $174.2 million in conventional home equity loans, $100.6 million in high loan-to-value home equity loans, and $28.1 million in 100% insured high loan-to-value home equity loans.

        We underwrite all home equity loans that we originate and purchase. Our underwriting standards for home equity loans focus on debt-to-income ratios and FICO scores.

    Business Loans and Lines of Credit

        At December 31, 2000, our business loans totaled $81.4 million, representing 2.6% of our gross loan and lease portfolio. The business loans are comprised primarily of business lending products (e.g., business term loans and lines of credit), which are offered in conjunction with other services in order to expand Bay View Bank’s customer base and make us more competitive in the commercial business banking environment.

    Commercial Lending

        Asset-Based Lending, Factoring and Equipment Leasing—At December 31, 2000, our commercial loans and leases, excluding franchise loans, totaled $353.4 million, representing 11.2% of our gross loan and lease portfolio. Approximately $248.0 million of the loans and leases outstanding at December 31, 2000 were asset-based loans, including asset-based participation loans, another $54.6 million of the balance was related to receivable factoring and $50.8 million were equipment leases. Asset-based and factoring loans are primarily adjustable-rate loans based on the prime rate index. Our equipment leases are fixed-rate direct financing leases. We employ underwriting procedures which include, among other things, continuous reviews of the borrower’s financial condition and periodic audits of the receivables, equipment or other assets securing the loans and leases. During 2000, we sold $26.5 million of equipment leases.

        Franchise Lending—At December 31, 2000, our commercial franchise loans totaled $779.9 million, representing 24.8% of our gross loan and lease portfolio. This total included $336.3 million of franchise loans held-for-sale. We purchased and originated franchise loans until the restructuring of FMAC in September 2000, as previously discussed. In connection with this restructuring, we intend to reduce our concentration of franchise assets through loan sales. During 2000, we sold $120.0 million of franchise loans. In addition, we completed a $268.2 million on-balance sheet franchise loan securitization in April 2000, effectively transferring these loans to investment securities. The investment securities resulting from this transaction were subsequently sold during December 2000.

        Our franchise loans are primarily fully-amortizing, long-term, fixed- or adjustable-rate loans provided for purposes other than development and construction of business units. These loans generally have a maximum term and amortization period of up to 20 years. Fixed-rate loans are based upon U.S. Treasury rates plus a spread while adjustable-rate loans are tied to LIBOR plus a spread and generally reprice on a monthly basis. At December 31, 2000, total franchise loans included $397.3 million of loans to restaurant franchisees and $381.9 million of loans to gas stations and convenience store operators.

        We employ underwriting and monitoring procedures which include, among other things, continuous reviews of the borrower’s financial condition and periodic audits of the borrower’s business results. We focus on the cash flow of the business, the continuing ability of the borrower to operate the business unit in a cash positive manner and the borrower’s ability to repay the loan since neither the real property mortgage nor the franchise or license agreement is generally assignable to secure the loan.

Investing Activities

        Our investing activities primarily involve the purchase and sale of mortgage-backed securities. We purchase securities to supplement our loan and lease production. Our portfolio includes mortgage-backed securities issued by the Government National Mortgage Association, or GNMA, Fannie Mae, and Freddie Mac and senior tranches of private issue collateralized mortgage obligations, or CMO’s which carry less prepayment and credit risk as compared to other collateralized mortgage obligation tranches. In addition to these securities, we also hold asset-backed securities, retained interests in loan and lease securitizations, U.S. government agency notes and other short-term securities.

        Securities are classified as held-to-maturity or available-for-sale. We do not maintain a trading portfolio. Securities in the held-to-maturity category consist of securities purchased for long-term investment in order to enhance our ongoing stream of net interest income. Securities deemed held-to-maturity are classified as such because we have both the intent and ability to hold these securities to maturity. Securities purchased to meet investment-related objectives such as interest rate risk and liquidity management, but which may be sold as necessary to implement management strategies, are designated as available-for-sale at the time of purchase. We also hold retained interests in our franchise and auto loan securitizations which are designated as securities available-for-sale. At December 31, 2000, we had $642.1 million in securities held-to-maturity and $33.6 million in securities available-for-sale, including $32.2 million in retained interests. During 2000, we sold $239.9 million of lower-yielding, fixed-rate mortgage-backed securities.

Retail Deposit Activities

        Bay View Bank attracts both short-term and long-term deposits from the general public by offering a wide range of deposit products and services. Bay View Bank, through its branch network, provides its banking customers with money market accounts, savings and checking accounts, certificates of deposit, individual retirement accounts, investment services, business checking accounts, cash management services, 24-hour automated teller machines, and internet banking and bill-pay services.

        Enhancing the value of Bay View Bank’s retail branch franchise remains one of our primary objectives. We plan to continue to expand our retail banking presence in northern California through internal growth and new product marketing and development. Our retail deposit franchise is currently the largest of any financial institution operating exclusively in the San Francisco Bay Area.

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

        We also utilize other short-term borrowing including warehouse lines and Repurchase agreements. Repurchase agreements are sales of securities we own to securities dealers or the Federal Home Loan Bank of San Francisco with our commitment to repurchase such securities for a predetermined price at a future date. At December 31, 2000 our Federal Home Loan Bank advances totaled $804.8 million and our short-term borrowings totaled $197.4 million.

Debt

        At December 31, 2000, we had approximately $239.6 million of debt outstanding. This debt is comprised of (i) $99.6 million of 9.125% Subordinated Notes due August 15, 2007 issued in August 1997 by Bay View Capital Corporation, (ii) $50 million of 10.00% Subordinated Notes due August 31, 2009 issued in August 1999 by Bay View Bank and (iii) $90 million of 9.76% Capital Securities due December 31, 2028 issued in December 1998 by Bay View Capital I, a Delaware business trust sponsored by Bay View Capital Corporation.

Competition

        The banking and financial services industry in general, and specifically in California and the San Francisco Bay Area, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, including the 1999 Financial Services Modernization Act, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. We compete for loans and leases, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial services providers. Many of these competitors are much larger in total assets and capitalization, have greater access to existing and newly emerging capital markets and offer a broader range of financial services than Bay View Bank. In addition, recent federal legislation may have the effect of further increasing the pace of consolidation within the financial services industry.

        In order to compete with other financial services providers, we principally rely upon local promotional activities, personal relationships with our customers, and specialized services tailored to meet the needs of the communities served. In those instances when we are unable to accommodate a customer’s needs, we may arrange for those services to be provided by our correspondents. Bay View Bank has branch offices located in the following San Francisco Bay Area counties: San Francisco, San Mateo, Santa Clara, Marin, Contra Costa, Alameda, Sonoma, Solano, and Santa Cruz. In addition, we operate various lending facilities through a nationwide network of loan production offices.

Economic Conditions, Government Policies and Legislation

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

        We are prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of any class of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to our subsidiaries. However, we may, subject to the prior approval of the Federal Reserve Board, engage in any, or acquire shares of companies engaged in, activities that were deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto prior to November 12, 1999.

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

    Bay View Bank, N.A.

        Bay View Bank, N.A., as a national banking association, is subject to primary supervision, examination and regulation by the OCC. To a lesser extent, Bay View Bank is also subject to regulations of the Federal Deposit Insurance Corporation, sometimes referred to as the FDIC, which insures our deposit accounts, and the Federal Reserve Board. If, as a result of an examination, the OCC determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of Bay View Bank’s operations are unsatisfactory, or that Bay View Bank or its management is violating or has violated any law or regulation, various remedies are available to the OCC. Such remedies include the power to enjoin “unsafe or unsound practices”, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of Bay View Bank, to assess civil monetary penalties, and to remove officers and directors. The FDIC has similar enforcement authority, in addition to its authority to terminate Bay View Bank’s deposit insurance in the absence of action by the OCC and upon a finding that we are in an unsafe or unsound condition, are engaging in unsafe or unsound activities, or that our conduct poses a risk to the deposit insurance fund or may prejudice the interest of our depositors.

        Various requirements and restrictions under the laws of the United States affect the operations of Bay View Bank. Federal statutes and regulations relate to many aspects of Bay View Bank’s operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans and investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, capital requirements, and disclosure obligations to depositors and borrowers.

    Agreements with Regulatory Agencies

        During the third quarter of 2000, we entered into formal agreements with the OCC and the Federal Reserve Bank of San Francisco (see “Recent Developments” and Note 4 to the Consolidated Financial Statements, “Regulatory Matters”, at Item 8. “Financial Statements and Supplementary Data”).

    Dividends and Other Transfers of Funds

        Our principal source of income has historically been dividends from Bay View Bank. Bay View Bank is a legal entity separate and distinct from Bay View Capital Corporation. Bay View Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to us. In addition, the OCC has the authority to prohibit Bay View Bank from paying dividends, depending upon its financial condition, if such payment is deemed to constitute an unsafe or unsound practice. As a national bank, Bay View Bank may pay dividends in any one calendar year equal to its net earnings in that calendar year plus net earnings for the previous two calendar years, less any dividends paid during this three-year period. Under Bay View Bank’s current agreement with the OCC, as previously discussed, dividends may not be declared or distributed to us without the prior written approval of the OCC.

        The OCC also has the authority to prohibit Bay View Bank from engaging in activities that, in the OCC’s opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the OCC could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. Further, the OCC and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by national banks and bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends that Bay View Bank or Bay View Capital Corporation may pay. An insured depository institution is prohibited from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions, if after such transaction the institution would be undercapitalized. See “Capital Standards” and “Prompt Corrective Regulatory Action and Other Enforcement Mechanisms” for a discussion of these additional restrictions on capital distributions.

        Bay View Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, Bay View Capital Corporation or other affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of our assets. Such restrictions prevent us from borrowing from Bay View Bank unless the loans are secured by designated amounts of specified collateral. Further, unless an exception applies, such secured loans and investments are limited for any one affiliate to 10% of Bay View Bank’s capital and surplus (as defined by federal regulations), and such secured loans and investments are limited for all affiliates in total, to 20% of Bay View Bank’s capital and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions involving Bay View Capital Corporation and other controlling persons of Bay View Bank. Additional restrictions on transactions with affiliates may be imposed on Bay View Bank under the prompt corrective action provisions of federal law. See “Prompt Corrective Action and Other Enforcement Mechanisms.”

        The Federal Deposit Insurance Act provides that, in the event of the liquidation or other resolution of an insured depository institution, the claims of depositors of the institution and certain claims for administrative expenses of the FDIC as receiver will have priority over other general unsecured claims against the institution as well as over nonsecured, nondeposit creditors, including any depository institution holding company (such as Bay View Capital Corporation), with respect to any extensions of credit they have made to such insured depository institutions.

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

        The federal banking agencies require a minimum ratio of qualifying total risk-based capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total average assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total average assets is 3%; otherwise, it is generally considered to be 4%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. (See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16 to the Consolidated Financial Statements, “Stockholders’ Equity and Regulatory Capital Requirements”, at Item 8. “Financial Statements and Supplementary Data” for further discussion of our capital ratios).

    Prompt Corrective Action and Other Enforcement Mechanisms

        Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. The OCC, which regulates Bay View Bank, has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based upon its capital ratios: “well-capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”. At December 31, 2000, Bay View Bank exceeded the ratios required for classification as “adequately capitalized”.

        An institution that, based upon its capital levels, is classified as well-capitalized, adequately capitalized or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. A significantly undercapitalized institution can not be treated as critically undercapitalized unless its capital ratio actually warrants such treatment.

        In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency.

    Safety and Soundness Standards

        The federal banking agencies have adopted guidelines designed to assist them in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset growth, (v) earnings, and (vi) compensation, fees and benefits. In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and preventing those assets from deteriorating. Under these standards, an insured depository institution should: (i) conduct periodic asset quality reviews to identify problem assets, (ii) estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses, (iii) compare problem asset totals to capital, (iv) take appropriate corrective action to resolve problem assets, (v) consider the size and potential risks of material asset concentrations, and (vi) provide periodic asset quality reports with adequate information for management and the Board of Directors to assess the level of asset risk. These guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient to maintain adequate capital and reserves.

    Premiums for Deposit Insurance

        Bay View Bank’s deposit accounts are insured by the Savings Association Insurance Fund, or SAIF, as administered by the FDIC, up to the maximum amounts permitted by law. Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC or the institution’s primary regulator.

        The FDIC charges an annual assessment for the insurance of deposits based on the risk that a particular institution poses to its deposit insurance fund. The risk classification is based on an institution’s capital group and supervisory subgroup assignment. Pursuant to federal law, on January 1, 1997, Bay View Bank began paying, in addition to its normal deposit insurance premium as a member of the SAIF, an amount equal to approximately 6.4 basis points per $100 of insured deposits toward the retirement of the Financing Corporation bonds issued in the 1980s to assist in the recovery of the savings and loan industry. Members of the Bank Insurance Fund, or BIF, by contrast, pay, in addition to their normal deposit insurance premium, approximately 1.3 basis points. Under federal law, the FDIC is not permitted to establish SAIF assessment rates that are lower than comparable BIF assessment rates. On January 1, 2000, the rate paid to retire the Financing Corporation bonds became equal for members of the BIF and the SAIF at 2.12 basis points. Effective January 1, 2001, our total deposit insurance premium increased from 2.12 basis points to 18.96 basis points per $100 of insured deposits due to Bay View Bank’s regulatory capital classification as “adequately capitalized” (See Note 16 to the Consolidated Financial Statements, “Stockholders’ Equity and Regulatory Capital Requirements,” at Item 8. “Financial Statements and Supplementary Data.”).

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

    Community Reinvestment Act and Fair Lending Developments

        Bay View Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act, or CRA, activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities.

        A bank’s compliance with its CRA obligations is based upon a performance-based evaluation system which bases CRA ratings on an institution’s lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve Board will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. Based on an examination conducted April 3, 2000, Bay View Bank was rated “satisfactory” in complying with its CRA obligations.

Employees

        At December 31, 2000, we had a total of 1,018 employees on a full-time equivalent basis, consisting of both full-time and permanent part-time employees, as follows:

Bay View Bank, N.A. and Subsidiaries	855
Bay View Capital Corporation	163

Total	1,018

        Our employees are not represented by any unions or covered by any collective bargaining agreements. We consider our relations with our employees to be satisfactory.

Executive Officers of the Registrant

        The following table sets forth certain information regarding the executive officers of the Registrant.

Name	Age	Position	Year Appointed
Edward H. Sondker	53	Director, President and Chief Executive Officer	1995

Matthew L. Carpenter	41	Executive Vice President and Chief Operating Officer, Bay View Capital Corporation and President and Chief Executive Officer, Bay View Commercial Finance Group	2001

Richard E. Arnold	60	Executive Vice President and Director of Sales and Banking Administration, Bay View Bank	1997

James A. Badame	57	President, Bay View Acceptance Corporation	1998

John N. Buckley	43	Executive Vice President and Chief Credit Officer	1995

Mark E. Lefanowicz	44	Executive Vice President and Chief Financial Officer	2000

Ronald L. Reed	54	Executive Vice President and Director of Management Information Systems and Loan Servicing	1997

Douglas J. Wallis	50	Executive Vice President, General Counsel and Corporate Secretary	2000

Carolyn Williams-Goldman	39	Executive Vice President and Director of Administration	1998

        The business experience of each of our executive officers is as follows:

        Mr. Sondker has served as a Director, President and Chief Executive Officer of Bay View Capital Corporation since 1995. Previously, he served as President and Chief Executive Officer of Independence One Bank of California, FSB, a subsidiary of Michigan National Corporation. From 1985 to 1990, he was the President and Chief Executive Officer of La Jolla Bank & Trust Company. Prior to 1985, Mr. Sondker held executive and management positions with a community bank holding company in Kansas City, Missouri. On February 14, 2001, Mr. Sondker announced his retirement from the banking industry and from his positions as president, CEO and director. A nationwide search for his replacement is underway. During this transition, Mr. Sondker will continue in his current capacity until a successor is named.

        Mr. Carpenter was appointed Executive Vice President and Chief Operating Officer of Bay View Capital Corporation in 2001 and has served as President and Chief Executive Officer of our subsidiary Bay View Commercial Finance Group since 1999. Prior to being appointed President and Chief Executive Officer, he served as Chief Operating Officer of Bay View Commercial Finance Group from the time of its acquisition by Bay View Capital Corporation in 1997. Prior to the acquisition, Mr. Carpenter served as Chief Financial Officer of Concord Growth Corporation, the predecessor of Bay View Commercial Finance Group, from 1991 to 1997, and as President of EXXE Data Corporation, the holding company of Concord Growth Corporation, from 1993 to 1997.

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

        Mr. Badame has served as President of Bay View Acceptance Corporation since 1998. Prior to joining the Company, he served as Director of Operations for Triad Financial Corporation, a non-prime indirect automobile loan originator. He has over 25 years of experience in the indirect retail and wholesale automobile dealer financing business in a commercial bank environment, including management and executive positions with Bank of America, Marine Midland Banks and Imperial Thrift. Mr. Badame has also held sales, business and general management positions with General Motors, Chrysler and Honda franchisees in the retail automobile industry.

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

        Mr. Lefanowicz, Executive Vice President, has served as Chief Financial Officer of Bay View Capital Corporation since July 2000. Previously he served as the Chief Financial Officer for Provident, the nation’s largest privately held mortgage bank. Prior to joining Provident, Mr. Lefanowicz held various positions as a partner at Coopers & Lybrand, LLP. Mr Lefanowicz has over 22 years of experience in financial service management and consulting and he is a Certified Public Accountant.

        Mr. Reed, Executive Vice President, has served as Director of Management Information Systems and Loan Servicing since 1997. Previously, he served as Chief Information Officer for Weyerhaeuser and WMC Mortgage Corporation. He has over 30 years of corporate management, information technology and servicing experience and has also held senior management positions with Technology Management Corporation, American Savings Bank and Home Savings of America/HF Ahmanson.

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

Item 2.    Properties

        At December 31, 2000, we occupied a total of 100 offices plus our administrative corporate office under operating lease agreements expiring at various dates through the year 2016. In most instances, these lease arrangements include options to renew or extend the lease at market rates. Bay View Bank owns the property on which four of its branches are located. We also own leasehold improvements, furniture and equipment at our offices and branches, all of which are used in our business activities.

Item 3.    Legal Proceedings

        There were no legal proceedings requiring disclosure pursuant to this item at December 31, 2000, or at the date of this report.

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended December 31, 2000.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

        At December 31, 2000, our common stock was traded on the New York Stock Exchange under the stock symbol “BVC.” At December 31, 2000, 32,574,987 shares of our common stock were outstanding, which were owned by 1,515 stockholders of record.

        The following table illustrates quarterly closing stock price activity and dividends declared for 2000 and 1999:

	2000
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Stock price—high	$13.44	$11.25	$10.75	$10.00
Stock price—low	$ 7.19	$ 6.56	$ 8.50	$ 4.94
Dividends	$ 0.10	$ 0.10	$ 0.10	$ —

	1999
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Stock price—high	$21.06	$20.50	$20.56	$16.81
Stock price—low	$17.44	$16.25	$12.50	$11.69
Dividends	$ 0.10	$ 0.10	$ 0.10	$ —

        Our ability to pay dividends is subject to certain restrictions and limitations pursuant to applicable laws and regulations. During the third quarter of 2000 we entered into an agreement with the Federal Reserve Bank that, among other matters, requires prior approval of any dividend payments on our common stock. Our primary source of income is dividends from Bay View Bank. Bay View Bank is prohibited from paying dividends to us without prior approval of the OCC under its agreement with the OCC (see “Recent Developments” at Item 1. “Business” and Note 16 to the Consolidated Financial Statements, “Stockholders’ Equity and Regulatory Capital Requirements,” at Item 8. “Financial Statements and Supplementary Data”).

Item 6.    Selected Financial Data—Five-Year Financial Information

	At December 31,
	2000	1999	1998	1997	1996
	(Dollars in thousands)
Selected Balance Sheet Information(1)
Total assets	$5,360,931	$6,498,700	$5,596,232	$3,246,476	$3,300,262
Mortgage-backed securities	642,628	654,713	635,389	470,261	577,613
Loans and leases held-for-investment, net	2,751,794	4,295,246	4,191,269	2,373,113	2,179,768
Loans and leases held-for-sale	345,207	66,247	—	—	294,949
Investment in operating leased assets, net	479,829	463,088	183,453	—	—
Deposits	3,746,312	3,729,780	3,269,637	1,677,135	1,763,967
Borrowings	1,153,443	1,935,517	1,833,116	1,355,976	1,245,537
Intangible assets	134,936	329,005	134,088	29,507	10,197
Capital Securities	90,000	90,000	90,000	—	—
Stockholders’ equity	297,849	631,194	377,811	173,627	200,062

	For the Year Ended December 31,
	2000	1999	1998	1997	1996
	(Dollars in thousands, except per share amounts)
Selected Results of Operations Information(1)
Interest income	$ 460,192	$ 421,656	$ 406,363	$ 242,244	$ 241,755
Interest expense	(294,752)	(251,172)	(251,762)	(154,908)	(160,773)

Net interest income	165,440	170,484	154,601	87,336	80,982
Provision for losses on loans and leases	(62,600)	(28,311)	(9,114)	(1,952)	(1,898)
Leasing income	97,207	58,558	11,341	—	—
Gain (loss) on sales of assets and liabilities	(52,606)	10,058	1,060	925	(1,453)
Other income, net	32,041	22,916	18,671	11,830	10,017
General and administrative expenses	(136,718)	(112,598)	(113,567)	(71,913)	(58,955)
General and administrative expenses— FMAC loan production	(15,561)	(2,395)	—	—	—
General and administrative expenses— Bankers Mutual	(6,311)	(2,123)	—	—	—
Restructuring charges—FMAC	(9,213)	—	—	—	—
Revaluation of FMAC-related assets	(101,894)	—	—	—	—
Leasing expense	(69,350)	(40,188)	(7,682)	—	—
Dividend expense on Capital Securities	(8,989)	(8,935)	(244)	—	—
SAIF recapitalization assessment	—	—	—	—	(11,750)
Real estate operations, net	(65)	238	240	1,128	4,909
Amortization of intangible assets	(11,158)	(11,993)	(11,372)	(4,088)	(2,606)
Amortization of intangible assets— FMAC	(9,608)	(1,694)	—	—	—
Write-off of intangible assets—FMAC	(192,622)	—	—	—	—

Income (loss) before income tax (expense) benefit	(382,007)	54,017	43,934	23,266	19,246
Income tax (expense) benefit	55,810	(25,053)	(21,215)	(9,245)	(8,277)

Net income (loss)	$ (326,197)	$ 28,964	$ 22,719	$ 14,021	$ 10,969

Earnings (loss) per diluted share	$ (10.00)	$ 1.36	$ 1.12	$ 1.06	$ 0.79
Dividends declared per share	$ 0.30	$ 0.30	$ 0.40	$ 0.34	$ 0.31

	At and For the Year Ended December 31,
	2000	1999	1998	1997	1996
	(Dollars in thousands, except per share amounts)
Selected Other Information(1)
Net interest margin	3.13%	3.23%	3.03%	2.86%	2.57%
Return on average assets	(5.20)%	0.49%	0.41%	0.45%	0.34%
Return on average equity	(58.80)%	7.00%	5.87%	7.32%	5.39%
Ratio of total equity to total assets	5.56%	9.71%	6.75%	5.35%	6.06%
Book value per share	$ 9.14	$ 19.38	$ 19.77	$ 14.38	$ 14.98
Dividend payout ratio	N/A	19.26%	35.57%	30.53%	38.61%
Nonperforming assets	$101,713	$25,939	$18,020	$15,766	$24,310
Ratio of nonperforming assets to total assets	1.90%	0.40%	0.32%	0.49%	0.74%

(1)
Includes the acquisitions of Bay View Credit effective June 1, 1996, Bay View Commercial Finance Group effective April 1, 1997, Ultra Funding effective October 1, 1997, America First Eureka Holdings effective January 2, 1998, and Franchise Mortgage Acceptance Company effective November 1, 1999.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX

Strategic Overview	22
Our Mission and Strategy	22
Retail Platform Strategy	22
Commercial Platform Strategy	23
Results of Operations	23
Net Interest Income and Net Interest Margin	24
Interest Income	28
Interest Expense	30
Provision for Losses on Loans and Leases	32
Noninterest Income (Loss)	32
Noninterest Expense	33
Income Taxes	37
Non-GAAP Performance Measures	37
Normalized Net Interest Margin	37
Balance Sheet Analysis	39
Securities	39
Loans and Leases	42
Deposits	48
Borrowings	49
Liquidity	51
Capital Resources	52
Stock Repurchase Program	54
Impact of Inflation and Changing Prices	54

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

    Our Mission and Strategy

        Our mission has been to create a diversified financial services company by investing in and developing niche businesses with risk-adjusted returns that enhance shareholder value. From 1996 to 1999, our strategy was to transform Bay View Bank from a traditional thrift to a commercial bank. During this period we nearly doubled in size, replaced a majority of our mortgage-based loans with higher-yielding consumer and commercial loans and leases and transformed a significant portion of our deposits into lower-cost transaction accounts. Our strategy has now refocused around the development of our core commercial banking activities and the growth of our deposit franchise. In order to realize these objectives, our focus remains on the following:

•
Enhancing and expanding Bay View Bank’s deposit base by attracting and retaining lower-cost transaction accounts, including commercial and business checking accounts, through increased marketing and promotional efforts and offering competitively priced certificates of deposit.

•	Originating and purchasing consumer and commercial loans and leases with higher yields, shorter maturities, less geographic concentration risk, and less interest rate sensitivity.

•	Reducing our franchise loan risk concentration by selling our franchise loans classified as held-for-sale at December 31, 2000.

•
Managing the capital levels of both Bay View Bank and Bay View Capital Corporation with the goal of attaining and maintaining capital levels at or above the well-capitalized level, as defined for regulatory purposes.

        During 2000, we retained the services of Merrill Lynch & Co. as our financial advisor.

    Retail Platform Strategy

        One of the principal businesses of the Retail Platform is Bay View Bank’s 57 full service branch banking network. A primary objective of the Retail Platform is to enhance the value of our deposit franchise by focusing on deposit growth and expanding and enhancing products and services. A primary component of the Retail Platform’s deposit growth strategy has been to focus on lower-cost transaction accounts (e.g., checking, savings and money market accounts) as a source of financing. We also offer a full array of consumer banking products and services. We continued to make progress on our goal of expanding our deposit base by growing business deposits and introducing internet banking to our customers. Consumer internet banking was launched at the end of the first quarter of 2000 while business online banking was launched in June 2000. Our retail deposits grew $140.8 million during 2000, reflecting the continued strength of our deposit franchise.

        The Retail Platform includes our single-family loan portfolio. We discontinued originating single-family loans in 1996 to reduce our concentration risk and facilitate the change-out of our balance sheet from mortgage- based assets to higher-yielding commercial bank-like assets. As a result, the portfolio of single-family loans is decreasing over time as these loans are repaid or sold.

        The Retail Platform’s home equity loan portfolio includes conventional home equity loans and lines of credit and certain high loan-to-value home equity loans. We define conventional home equity loans and lines of credit as having combined loan-to-value ratios of less than or equal to 100%. We define high loan-to-value home equity loans as having combined loan-to-value ratios of greater than 100%. Our home equity loan production efforts are focused on conventional home equity loans and lines of credit originated through our branch banking network. Our high loan-to value home equity loans were purchased primarily in 1997 and 1998, a significant portion of which were sold during 2000.

        The Retail Platform also originates and purchases fixed-rate loans and leases secured by new and used autos. In executing our strategy, we identify product niches which are not the primary focus of traditional competitors in the auto lending area, such as banks and captive finance companies. One such niche includes auto loans where a highly qualified borrower desires a higher relative loan amount and/or a longer term than is offered by many other more traditional auto financing sources. In return for the flexibility of the products offered, we charge higher interest rates while still applying traditional underwriting criteria to mitigate any potential loan losses.

        During 1998, we entered into an agreement with Lendco Financial Services for the purchase of auto loans and leases which expired on June 30, 2000. Accordingly, we ceased purchasing auto loans and leases from Lendco in June 2000.

    Commercial Platform Strategy

        The Commercial Platform’s objective is to increase our earnings potential and enhance our deposit franchise by providing commercial bank-like products and services to small and middle-market businesses on a nationwide basis. The Commercial Platform’s strategy centers on originating and purchasing commercial loans and leases with higher risk-adjusted returns.

        The Commercial Platform originates loans and leases including multi-family and commercial real estate loans, asset-based loans, factoring loans, and equipment leases. The Platform also includes franchise loans that were purchased or originated by the FMAC lending division. FMAC’s lending operations were shut down in September 2000 (See Note 3 to the Consolidated Financial Statements, “Restructuring Charges” at Item 8 “Financial Statements and Supplementary Data” for further details of our FMAC restructuring). We intend to decrease our current concentration of franchise loans by selling our franchise loans classified as held-for-sale that totaled $336.3 million as of December 31, 2000.

Results of Operations

        Our consolidated net loss was $326.2 million, or $10.00 per diluted share, for the year ended December 31, 2000 as compared with net income of $29.0 million, or $1.36 per diluted share, for 1999 and $22.7 million, or $1.12 per diluted share, for 1998.

        The net loss in 2000 was primarily the result of the restructuring of our franchise lending division, and the revaluation of franchise-related assets. Restructuring charges totaled $9.2 million before taxes and consisted primarily of severance, occupancy and related facility costs. Goodwill of $192.6 million was written off, representing the unamortized balance associated with the purchase of FMAC. The revaluation of certain FMAC-related assets resulted in a $101.9 million pre-tax adjustment. The revaluation included a $35.4 million adjustment to residual and servicing assets related to the franchise loan securitizations and other FMAC-related assets. The revaluation also included a $66.5 million mark-to-market charge on our $336.3 million portfolio of franchise loans held-for-sale, reflecting estimated bulk-sale pricing. Additionally, we recorded $52.6 million in pre-tax net losses associated with asset sales and $43.5 million of loan loss provision related to franchise loans during 2000.

        The increases in net income and earnings per diluted share in 1999 as compared with 1998, were primarily driven by the expansion of our net interest margin and higher net interest income associated with the change-out of our balance sheet to higher-yielding commercial assets and lower-cost funding.

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

        Average Balance Sheet

        The following table illustrates average yields on our interest-earning assets and average rates on our interest-bearing liabilities for the years indicated. These average yields and rates are derived by dividing interest income by the average balances of interest-earning assets and by dividing interest expense by the average balances of interest-bearing liabilities for the years indicated. Average balances of interest-earning assets and interest-bearing liabilities were calculated by averaging the relevant month-end amounts for the respective years.

AVERAGE BALANCES, YIELDS AND RATES

	For the Year Ended December 31,
	2000			1999			1998
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in thousands)

ASSETS

Interest-earning assets:
Loans and leases	$3,949,017	$360,203	9.12%	$4,444,079	$369,841	8.32%	$4,174,976	$347,086	8.32%
Mortgage-backed securities(1)	856,004	60,923	7.12	583,286	37,376	6.41	743,545	48,225	6.50
Investments(1)	481,519	39,066	8.11	244,146	14,439	5.91	179,492	11,052	6.17

Total interest-earning assets	5,286,540	460,192	8.71	5,271,511	421,656	8.00	5,098,013	406,363	7.98

Other assets(2)	981,775			611,301			394,623

Total assets	$6,268,315			$5,882,812			$5,492,636

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Deposits	$3,751,034	176,602	4.71	$3,462,048	142,427	4.11	$3,375,777	149,656	4.44
Borrowings(3)	1,783,514	118,150	6.62	1,882,278	108,745	5.78	1,663,972	102,106	6.15

Total interest-bearing liabilities	5,534,548	294,752	5.33	5,344,326	251,172	4.70	5,039,749	251,762	5.00

Other liabilities	179,015			124,640			66,062

Total liabilities	5,713,563			5,468,966			5,105,811
Stockholders’ equity	554,752			413,846			386,825

Total liabilities and stockholders’ equity	$6,268,315			$5,882,812			$5,492,636

Net interest income/net interest spread		$165,440	3.38%		$170,484	3.30%		$154,601	2.98%

Net interest-earning assets (liabilities)	$ (248,008)			$ (72,815)			$ 58,264

Net interest margin(4)			3.13%			3.23%			3.03%

(1)	Average balances and yields for securities and other investments classified as available-for-sale are based on historical amortized cost.

(2)	Other assets include average auto lease balances of $513.3 million, $332.0 million, and $65.8 million for the years ended December 31, 2000, 1999 and 1998, respectively.

(3)
Interest expense on borrowings includes interest expense (income) and premiums on interest rate swaps and caps of ($0.2) million, $3.1 million and $2.4 million for the years ended December 31, 2000, 1999 and 1998, respectively. Interest expense on borrowings excludes dividend expense on our Capital Securities.

(4)	Net interest income divided by average interest-earning assets.

        Net interest income was $165.4 million for the year ended December 31, 2000 as compared with $170.5 million for 1999 and $154.6 million for 1998. Net interest margin was 3.13% for the year ended December 31, 2000 as compared with 3.23% for 1999 and 3.03% for 1998.

        The following table illustrates net interest income and net interest margin, by platform, for the years indicated: (Also see Note 24 to the Consolidated Financial Statements, “Segment and Related Information,” at Item 8 “Financial Statements and Supplementary Data” for further discussion on our business platforms).

	For the Year Ended December 31,
	2000		1999		1998
	Net Interest Income	Net Interest Margin	Net Interest Income	Net Interest Margin	Net Interest Income	Net Interest Margin
	(Dollars in thousands)
Retail Platform(1)	$ 62,120	2.27%	$ 96,478	2.78%	$101,246	2.78%
Commercial Platform	103,320	4.04	74,006	4.11	53,355	3.66

Total	$165,440	3.13%	$170,484	3.23%	$154,601	3.03%

(1)
The Retail Platform’s net interest margin and net interest income presented above excludes the revenue impact of our auto leasing activities, which is included in noninterest income, but does include the associated funding costs.

        The decrease in net interest income for 2000, as compared with 1999, was due to a decrease in net interest margin offset by a slight increase in average interest-earning assets. Our net interest margin decreased due to the increasing impact of higher funding costs and the increase in net interest-bearing liabilities associated with funding our auto leasing activities, as discussed further below. Average interest-earning assets increased primarily due to higher mortgage-backed securities and other investment securities balances offset by a decline in loan balances resulting from the sales and/or securitizations effected during 2000. Our net interest spreads increased due to higher yields on interest-earning assets, resulting from the change-out of our balance sheet to more commercial bank-like assets and the higher interest rate environment partially offset by higher funding costs. The increases in net interest income and net interest margin in 1999, as compared with 1998, were attributable to our development into a commercial bank and the related shift from traditional mortgage-based assets to consumer and commercial assets with higher risk-adjusted yields, combined with a decline in our funding costs. Our funding costs declined due to an increase in lower-cost transaction accounts, deposit pricing strategies, a decline in the interest rate environment during the first half of 1999 and the managed run-off of our higher-cost certificates of deposit.

        Our net interest margin, calculated in accordance with accounting principles generally accepted in the United States of America, sometimes referred to as GAAP, excludes the revenue impact of our auto leasing activities, but includes the associated funding costs. Because auto leases are accounted for as operating leases, the rental income and related expenses, including depreciation expense, are reflected in noninterest income and noninterest expense in accordance with GAAP. (For a discussion of normalized net interest income and net interest margin, including the revenue impact of our auto leasing activities, see “Non-GAAP Performance Measures—Normalized Net Interest Income and Net Interest Margin”).

        Net interest income and net interest margin by platform reflect the shift in our asset mix toward more commercial bank-like products. This shift in our asset mix to higher-yielding assets helped to mitigate the impact of higher funding costs during 2000 due to the rising interest rate environment and increased reliance on higher-cost wholesale borrowings. (See the following discussions of “Interest Income” and “Interest Expense”).

        The following tables illustrate average interest-earning assets, excluding our auto-related operating lease assets, by platform, for the years ended as indicated:

	Average Balances for the Year Ended December 31,
	2000	1999	1998
	(Dollars in thousands)
Retail Platform(1)	$2,732,093	$3,472,291	$3,640,743
Commercial Platform	2,554,447	1,799,220	1,457,270

Total	$5,286,540	$5,271,511	$5,098,013

(1)
Amounts exclude auto-related operating leased assets. The average balance of these assets was $513.3 million for the year ended December 31, 2000, $332.0 million for the year ended December 31, 1999 and $65.8 million for the year ended December 31, 1998.

        The decreases in the Retail Platform’s average interest-earning assets and the corresponding increases in the Commercial Platform’s average interest-earning assets, as compared with the prior periods, reflect our continued shift in asset mix toward more commercial bank-like products. The Retail Platform’s average interest-earning assets were also impacted from 1998 through 2000 by loan sales and/or securitizations throughout these periods, as discussed elsewhere herein.

        The following table illustrates interest-earning assets, excluding our auto-related operating lease assets, by platform, as of the dates indicated:

	At December 31,
	2000	1999
	(Dollars in thousands)
Retail Platform(1)	$1,727,537	$3,195,647
Commercial Platform	2,178,619	2,219,536

Total	$3,906,156	$5,415,183

(1)	Amounts exclude auto-related operating leased assets. These assets totaled $479.8 million at December 31, 2000 and $463.1 million at December 31, 1999.

        The significant decrease in the Retail Platform’s interest-earning assets, excluding our auto-related operating lease assets, at December 31, 2000, as compared with December 31, 1999, was due primarily to sales of $423.2 million of single-family mortgage loans and $244.0 million of HLTV home equity loans, and the securitization and sales of $405.7 million of auto loans during 2000.

    Interest Income

        Interest income was $460.2 million for the year ended December 31, 2000 as compared with $421.7 million for 1999 and $406.4 million for 1998. The average yield on interest-earning assets was 8.71% for the year ended December 31, 2000 as compared with 8.00% for 1999 and 7.98% for 1998. The increase in interest income and average yields in 2000, as compared to 1999, was primarily a result of the change-out of our balance sheet to more commercial bank-like assets and the higher interest rate environment. The increase in interest income and average yields in 1999, as compared to 1998, was attributable to our development into a commercial bank and the related shift from traditional mortgage-based assets to consumer and commercial assets with higher risk-adjusted yields, combined with an increase in average interest-earning assets. The following tables illustrate interest income, by platform, for the periods indicated:

	For the Year Ended December 31, 2000
	Average Balance	Interest Income	Average Yield
	(Dollars in thousands)
Retail Platform:
Loans	$1,587,130	$138,792	8.74%
Mortgage-backed securities	856,004	60,923	7.12
Investments	288,959	21,736	7.52

Total Retail Platform	2,732,093	221,451	8.11
Commercial Platform:
Loans and leases	2,361,887	221,411	9.37
Investments	192,560	17,330	9.00

Total Commercial Platform	2,554,447	238,741	9.35

Total	$5,286,540	$460,192	8.71%

	For the Year Ended December 31, 1999
	Average Balance	Interest Income	Average Yield
	(Dollars in thousands)
Retail Platform:
Loans	$2,653,496	$216,023	8.14%
Mortgage-backed securities	583,286	37,376	6.41
Investments	235,509	12,608	5.35

Total Retail Platform	3,472,291	266,007	7.66
Commercial Platform:
Loans and leases	1,790,583	153,819	8.59
Investments	8,637	1,830	21.19

Total Commercial Platform	1,799,220	155,649	8.65

Total	$5,271,511	$421,656	8.00%

	For the Year Ended December 31, 1998
	Average Balance	Interest Income	Average Yield
	(Dollars in thousands)
Retail Platform:
Loans	$2,717,706	$221,694	8.17%
Mortgage-backed securities	743,545	48,225	6.50
Investments	179,492	11,052	6.17

Total Retail Platform	3,640,743	280,971	7.73
Commercial Platform:
Loans and leases	1,457,270	125,392	8.60

Total Commercial Platform	1,457,270	125,392	8.60

Total	$5,098,013	$406,363	7.98%

        Retail Platform

        Interest income for the Retail Platform was $221.5 million for the year ended December 31, 2000 as compared with $266.0 million for 1999 and $281.0 million for 1998. The average yield on interest-earning assets for the Retail Platform was 8.11% for the year ended December 31, 2000 as compared with 7.66% for 1999 and 7.73% for 1998.

        The decrease in the Retail Platform’s interest income in 2000, as compared to 1999, was primarily due to a decrease in average interest-earning assets partially offset by higher average yields. The decrease in average asset balances was due to lower average loan balances resulting from loan sales and/or securitizations effected in 2000 offset by increases in the average balances of our mortgage-backed securities and investment securities portfolios. The increases in mortgage-backed securities and investment securities average balances were due to purchases of relatively higher-yielding GNMA securities during the fourth quarter of 1999 and throughout 2000, purchases of higher-yielding Federal Home Loan Bank, sometimes referred to as FHLB, securities in the first half of the year and an increase in the average residual interest balance as a result of our December 1999 and March 2000 auto securitizations. The increase in average asset yields was primarily due to the higher interest rate environment, the sales of lower-yielding mortgage loans and the purchases of higher-yielding mortgage-backed and investment securities.

        The decrease in the Retail Platform’s interest income in 1999, as compared to 1998, was attributable to lower average asset balances and lower asset yields. The lower average asset balances was due to a decrease in average loan and mortgage-backed securities balances, resulting from the sale of $105 million in single-family COFI-based loans and the repayments of higher-yielding mortgage-backed securities, offset by a slight increase in the average balances of our investment securities. The decrease in the platform’s average yield was due to several factors including the impact of the declining interest rate environment during the first six months of 1999, the yield compression associated with competition, higher premium amortization attributable to higher prepayment speeds on our high loan-to-value home equity loans, and our continued emphasis on higher-quality loans and leases.

        Commercial Platform

        Interest income for the Commercial Platform was $238.7 million for the year ended December 31, 2000 as compared with $155.6 million for 1999 and $125.4 million for 1998. The average yield on interest-earning assets for the Commercial Platform was 9.35% for the year ended December 31, 2000 as compared with 8.65% 1999 and 8.60% for 1998.

        The increases in the Commercial Platform’s interest income, from 1998 to 2000, were primarily due to higher average loan and lease balances, higher investment securities balances, and higher average asset yields. The increases in the Commercial Platform’s average loan and lease balances and investment securities balances reflect the shift in our asset mix toward more commercial bank-like products. The increases in the Commercial Platform’s average asset yields were primarily due to the impact of the shift from lower-yielding multi-family mortgage-based loans to higher-yielding commercial business loans combined with the impact of the higher interest rate environment during 2000.

        During April 2000, we completed a $268.2 million on-balance sheet franchise loan securitization within the Commercial Platform. The securitization essentially enabled us to convert franchise loans into AAA-rated, credit-enhanced securities which helped us obtain lower-cost funding. The rising interest rate environment combined with a decrease in the interest rate paid on the securities compressed our spread on these securities, prompting us to sell the securities at a $26.4 million loss during the fourth quarter of 2000.

    Interest Expense

        Deposits

        Interest expense on our deposits was $176.6 million for the year ended December 31, 2000 as compared with $142.4 million for 1999 and $149.7 million for 1998. The average cost of deposits was 4.71% for the year ended December 31, 2000 as compared with 4.11% for 1999 and 4.44% for 1998.

        The increase in interest expense on deposits for 2000, as compared with 1999, was due to higher average deposit balances combined with an increase in the cost of deposits. The increase in average balances was due to higher retail and brokered certificates of deposit balances, utilized to fund our expanding balance sheet during 2000, partially offset by lower transaction account balances. The increase in the cost of our deposits was primarily associated with the rising interest rate environment and our increased usage of higher-cost certificates of deposit, including brokered certificates of deposit.

        The decrease in interest expense on deposits for 1999, as compared with 1998, was due to a decrease in the cost of deposits partially offset by higher average deposit balances. The decrease in the cost of deposits resulted from a combination of factors, including our emphasis on lower-cost transaction accounts, our deposit pricing strategies and the declining interest rate environment during the first six months of 1999, partially offset by an increase in higher-cost brokered certificates of deposit. The increase in average deposit balances was due to higher transaction account balances and brokered certificates of deposit balances partially offset by lower retail certificates of deposit.

        The following table summarizes our deposit costs by type and our transaction accounts as a percentage of retail deposits for the periods indicated:

	For the Month Ended December 31,
	2000	1999	1998
Transaction accounts	3.54%	3.26%	3.15%
Retail certificates of deposit	6.04	4.92	5.20

Total retail deposits	4.89	4.07	4.20
Brokered certificates of deposit	7.16	6.18	—

Total deposits	5.05%	4.30%	4.20%

Transaction accounts as a percentage of retail deposits	46.20%	51.00%	49.80%

        Borrowings

        Interest expense on our borrowings, excluding the Capital Securities issued in December 1998, was $118.2 million for the year ended December 31, 2000 as compared with $108.7 million for 1999 and $102.1 million for 1998. The average cost of borrowings was 6.62% for the year ended December 31, 2000 as compared with 5.78% for 1999 and 6.15% for 1998.

        The increase in interest expense on borrowings for 2000, as compared with 1999, was attributable to the effects of the rising interest rate environment on our borrowings combined with the utilization of higher-cost warehouse lines to fund our franchise loan production.

        The increase in interest expense on borrowings for 1999, as compared with 1998, was primarily due to higher average borrowing balances which were required to fund the growth in our balance sheet. This volume-related increase in interest expense was partially offset by a decline in the cost of borrowings, attributable to our refinancing and extending of maturities on a significant portion of our Federal Home Loan Bank advances in October 1998 and the maturity of $50 million of 8.42% Senior Debentures on June 1, 1999. The impact of these factors was partially offset by the utilization of new funding sources during 1999, including a LIBOR-based warehouse line with an all-in cost of approximately 7.92% and $50 million of 10% Subordinated Notes due 2009 issued by Bay View Bank on August 18, 1999.

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

	For the Year Ended December 31, 2000 vs. 1999
	Rate Variance	Volume Variance	Total Variance
	(Dollars in thousands)
Interest income:
Loans and leases	$ 60,792	$(70,430)	$ (9,638)
Mortgage-backed securities	4,510	19,037	23,547
Investments	6,818	17,809	24,627

	72,120	(33,584)	38,536

Interest expense:
Deposits	21,743	12,432	34,175
Borrowings	14,719	(5,314)	9,405

	36,462	7,118	43,580

Change in net interest income	$ 35,658	$(40,702)	$ (5,044)

	For the Year Ended December 31, 1999 vs. 1998
	Rate Variance	Volume Variance	Total Variance
	(Dollars in thousands)
Interest income:
Loans and leases	$ —	$ 22,755	$ 22,755
Mortgage-backed securities	(655)	(10,194)	(10,849)
Investments	(449)	3,836	3,387

	(1,104)	16,397	15,293

Interest expense:
Deposits	(11,017)	3,788	(7,229)
Borrowings	(5,623)	12,262	6,639

	(16,640)	16,050	(590)

Change in net interest income	$ 15,536	$ 347	$ 15,883

    Provision For Losses on Loans and Leases

        The provision for losses on loans and leases was $62.6 million for the year ended December 31, 2000 as compared with $28.3 million for 1999 and $9.1 million for 1998. The increase in the provision for losses on loans and leases for 2000, as compared with 1999, was primarily due to higher provision levels within the Commercial Platform related to franchise loans. Specifically, the higher provision level was necessary as a result of higher franchise loan balances during 2000 combined with the deterioration in the credit quality of franchise loans. The provision levels decreased for the Retail Platform due to lower net charge-offs and declining loan balances. The increase in the provision for losses on loans and leases for 1999, as compared with 1998, was a result of our acquisitions combined with our internal loan and lease growth, principally within our Commercial Platform, higher net charge-offs in the Retail Platform related to uninsured high loan-to-value home equity loans, and higher net charge-offs in the Commercial Platform related to a seasoning of the portfolio. See “Balance Sheet Analysis—Allowance for Loan and Lease Losses” for further discussion.

        The following table illustrates the provision for losses on loans and leases, by platform, for the periods indicated:

	For the Year Ended December 31,
	2000	1999	1998
	(Dollars in thousands)
Retail Platform	$10,354	$25,558	$9,114
Commercial Platform	52,246	2,753	—

Total	$62,600	$28,311	$9,114

    Noninterest Income (Loss)

        Noninterest income was $76.6 million for the year ended December 31, 2000 as compared with $91.5 million for 1999 and $31.1 million for 1998. The decrease in noninterest income for 2000, as compared with 1999, was largely due to the net loss on sales of assets and liabilities associated with restructuring our balance sheet to reduce credit and concentration risk associated with franchise assets and HLTV home equity loans. Offsetting these losses were higher auto leasing income and loan-related fees in the Retail Platform and higher loan servicing and fee income in the Commercial Platform. The increase in noninterest income for 1999, as compared with 1998, was largely attributable to higher auto leasing income in the Retail Platform combined with higher net gains on the securitization and/or sale of loans and increases in account fees, loan fees and charges and investment sales commissions. The following table illustrates noninterest income (loss), by platform, for the periods indicated:

	For the Year Ended December 31,
	2000	1999	1998
	(Dollars in thousands)
Retail Platform	$ 90,350	$84,658	$30,339
Commercial Platform	(13,708)	6,874	733

Total	$ 76,642	$91,532	$31,072

        During 2000, noninterest income within our Retail Platform included $19.4 million in net losses from the sales of single-family mortgage loans, high loan-to-value home equity loans and auto loans, $9.1 million in losses related to the revaluation of our retained interests in our auto loan securitizations combined with charges associated with the exercise of the cleanup call on our 1997 auto loan securitization, and $2.1 million in losses related to our implementation of Statement No. 133, partially offset by a $2.1 million gain associated with the sale of servicing rights. Noninterest loss for our Commercial Platform included $26.4 million in losses related to the sale of franchise asset-backed securities, a $4.9 million loss on the sale of substantially all of the assets and certain liabilities of Bankers Mutual, $2.6 million in net losses from the sales of multi-family mortgage loans, franchise loans, and commercial leases, and a $1.1 million write-down of an equity security. These losses were offset by a $10.0 million gain on the auction of $180 million of Federal Home Loan Bank liabilities with below-market interest rates.

        Noninterest income for 1999 primarily included a $5.2 million gain on the securitization and sale of $247 million of auto loans in the Retail Platform and $4.1 million in net gains on loan sales in the Commercial Platform from the sales of multi-family loans. Noninterest income for 1998 included approximately $2.0 million in gains on sales of mortgage-backed securities and a $940,000 loss on the settlement of forward sale contracts relating to mortgage-backed securities.

        During 2000, we serviced off-balance sheet portfolios of franchise loans and multi-family loans associated with Bankers Mutual. Servicing income on franchise loans was $3.6 million for 2000 and $341,000 for November and December of 1999. The franchise loan servicing portfolio totaled $2.4 billion and $2.2 billion at December 31, 2000 and 1999, respectively. Servicing income on Bankers Mutual’s multi-family loans through June 30, 2000, the effective date of the sale of substantially all of Bankers Mutual’s assets to Berkshire Mortgage Finance Limited Partnership, was $742,000 on a servicing portfolio totaling approximately $3.4 billion. Servicing income on Bankers Mutual’s multi-family loans for November and December of 1999 was $169,000 on a servicing portfolio totaling $3.2 billion at December 31, 1999.

    Noninterest Expense

        General and Administrative

        General and administrative expenses for the year ended December 31, 2000 were $158.6 million as compared with $117.1 million for 1999 and $113.6 million for 1998. Excluding special mention items, which are discussed below, the increases in general and administrative expenses, as compared with the respective prior periods, were primarily related to general and administrative expenses associated with FMAC which we acquired in November 1999.

        Our general and administrative expenses for the year ended December 31, 2000 included $5.8 million in special mention items, as compared with $5.3 million in special mention items for 1999 and $10.4 million for 1998. Special mention items generally include items recognized during the period that we believe are significant and/or unusual in nature and therefore useful to you in evaluating our performance and trends. These items may or may not be nonrecurring in nature.

        Special mention items for 2000 included approximately $3.8 million in FMAC-related transition costs and other operational charges including the consolidation of certain loan servicing operations, the closure of an FMAC satellite loan production office and the outsourcing of our internal audit function. Special mention items for 2000 also included $1.1 million in fees associated with our financial advisor, and $0.9 million in legal settlements expenses.

        Special mention items for 1999 included approximately $1.1 million in severance payments, $1.0 million in acquisition and integration costs (largely FMAC-related), $779,000 in auto-related restructuring charges, $705,000 in third-party Year 2000 compliance-related costs, and $598,000 in costs associated with repurchasing out-of-the-money stock options for possible future reissuance. Special mention items for 1999 also included approximately $377,000 in collection-based fees associated with a $1.1 million state tax refund, $278,000 in costs associated with a debt offering which we did not consummate, $239,000 in costs associated with branch relocations and closures, and $180,000 in initial fees related to the listing of our securities on the New York Stock Exchange.

        Special mention items for 1998 included approximately $6.9 million in acquisition and integration expenses related to our acquisition of AFEH, $1.35 million in expenses related to the cancellation of our proposed acquisition of PSB Lending Corporation, $814,000 in auto-related restructuring charges, $600,000 for a legal settlement related to the termination of a third-party data processing service contract, $253,000 in third-party Year 2000 compliance related costs, $240,000 in branch closure expenses, and $233,000 in other expenses.

        The following table illustrates general and administrative expenses, by platform, for the periods indicated:

	For the Year Ended December 31,
	2000	1999	1998
	(Dollars in thousands)
Retail Platform	$ 79,856	$ 76,309	$ 79,867
Commercial Platform:
Direct general and administrative expenses	31,547	14,923	9,501
Direct general and administrative expenses—FMAC loan production	15,561	2,395	—
Direct general and administrative expenses—Bankers Mutual	6,311	2,123	—

Total Commercial Platform	53,419	19,441	9,501

Subtotal	133,275	95,750	89,368
Indirect corporate overhead(1)	25,315	21,366	24,199

Total	$158,590	$117,116	$113,567

(1)	Amount represents indirect corporate expenses not specifically identifiable with, or allocable to, our business platforms.

        The following table illustrates general and administrative expenses, excluding the special mention items as previously discussed, by platform, for the periods indicated:

	Excluding Special Mention Items for the Year Ended December 31,
	2000	1999	1998
	(Dollars in thousands)
Retail Platform	$ 78,480	$ 73,232	$ 74,230
Commercial Platform:
Direct general and administrative expenses	30,897	14,783	9,501
Direct general and administrative expenses—FMAC loan production	14,436	2,395	—
Direct general and administrative expenses—Bankers Mutual	6,103	2,123	—

Commercial Platform	51,436	19,301	9,501

Subtotal	129,916	92,533	83,731
Indirect corporate overhead(1)	22,890	19,280	19,470

Total	$152,806	$111,813	$103,201

(1)	Amount represents indirect corporate expenses not specifically identifiable with, or allocable to, our business platforms.

        Retail Platform

        The increase in the Retail Platform’s general and administrative expenses, excluding special mention items, for the year ended December 31, 2000, as compared with 1999, was due primarily to inflationary pressures, including annual salary increases. The decrease in the Retail Platform’s general and administrative expenses, excluding special mention items, for the year ended December 31, 1999, as compared with 1998, was primarily due to cost savings initiatives implemented and other efficiencies realized.

        Commercial Platform

        The increases in the Commercial Platform’s general and administrative expenses, excluding special mention items, for the year ended December 31, 2000, as compared with 1999, and for the year ended December 31, 1999, as compared with 1998, were directly attributable to our acquisition of FMAC effective November 1, 1999 and the impact of platform growth. The Commercial Platform’s general and administrative expenses for 2000 included $15.6 million of franchise loan production expenses, $6.3 million of Bankers Mutual expenses, and $13.5 million in remaining FMAC general and administrative expenses. As previously discussed, our franchise loan production and related operations were shut down as of September 30, 2000 and our Bankers Mutual subsidiary was sold effective June 30, 2000. The Commercial Platform’s general and administrative expenses for 1999, excluding special mention items, included $2.4 million of incremental franchise loan production expenses, $2.1 million of Bankers Mutual expenses, and $4.4 million in remaining FMAC general and administrative expenses.

        Indirect Corporate Overhead

        The increase in indirect corporate overhead, excluding special mention items, for the year ended December 31, 2000, as compared with 1999, was due to inflationary pressures, including annual salary increases, and higher expenses necessary to support our expanding business activities (primarily related to FMAC). The decrease in indirect corporate overhead, excluding special mention items, for the year ended December 31, 1999, as compared with 1998, was directly attributable to cost savings initiatives and efficiencies.

        The following table illustrates the ratio of general and administrative expenses to average interest-earning assets, including our auto-related operating leased assets and auto-related securitized assets, by platform, for the periods indicated. The fluctuations in the general and administrative expense ratios are largely driven by the fluctuations in general and administrative expenses, as previously discussed.

	For the Year Ended December 31,
	2000	1999	1998
	(Dollars in thousands)
General and administrative expenses	$ 158,590	$ 117,116	$ 113,567
Average total assets, including auto-related securitized assets	$6,711,135	$5,955,213	$5,607,221

General and administrative expenses to average total assets, including auto-related securitized assets	2.36%	1.97%	2.03%

        Another measure that management uses to monitor our level of general and administrative expenses is the efficiency ratio. The efficiency ratio is calculated by dividing the amount of general and administrative expenses by operating revenues, defined as net interest income, as adjusted to include expenses associated with the Capital Securities, the excess of our leasing-related rental income over leasing-related depreciation expense, and other noninterest income. Prior to our November 1, 1999 acquisition of FMAC, gains and losses from loan sales and securitizations were excluded in operating revenues as this was a non-recurring operating activity. This ratio reflects the level of general and administrative expenses required to generate $1 of operating revenue. The following table illustrates the efficiency ratio for the periods indicated:

	For the Year Ended December 31,
	2000	1999	1998
	(Dollars in thousands)
General and administrative expenses	$158,590	$117,116	$113,567
Operating revenues, as defined	$173,405	$215,112	$177,785

Efficiency ratio	91.5%	54.4%	63.9%

        The increase in the efficiency ratio for 2000, as compared with 1999, was due to higher general and administrative expenses, primarily associated with FMAC, combined with a decrease in operating revenues, as defined, resulting from the impact of losses associated with the sales of assets during the third and fourth quarters of 2000, partially offset by higher net leasing-related rental income. Our efficiency ratio excluding the impact of FMAC-related asset sales and general and administrative expenses was 64.8% for the year ended December 31, 2000. The improvement in the efficiency ratio for 1999, as compared with 1998, was due to higher net interest income, higher net leasing-related rental income, and higher other noninterest income, including a $1.1 million state tax refund recognized during the first quarter of 1999, partially offset by higher general and administrative expenses and the expenses associated with our Capital Securities.

        Restructuring Charges—FMAC

        Restructuring charges consist primarily of severance, occupancy, and related facility costs associated with the shut down of our franchise lending division effective September 30, 2000. Restructuring charges totaled $9.2 million for the year ended December 31, 2000 (See Note 3 to the Consolidated Financial Statements, “Restructuring Charges” at Item 8 “Financial Statements and Supplementary Data” for further details of our FMAC restructuring).

        Revaluation of FMAC-Related Assets

        During 2000, certain FMAC-related assets were revalued resulting in a $101.9 million pre-tax expense. The revaluation included $35.4 million in adjustments resulting primarily from permanent impairments to our franchise-related residual and servicing assets, reflecting higher loss assumptions and a higher discount rate. The revaluation also included a $66.5 million mark-to-market charge on our portfolio of franchise loans held-for-sale, reflecting estimated bulk-sale pricing versus pricing based on smaller loan pool sales to multiple investors.

        Leasing Expense

        Leasing expense represents expenses related to our auto leasing activities which began in April 1998. Because the leases are accounted for as operating leases, the corresponding assets are capitalized and depreciated to their estimated residual values over their lease terms. This depreciation expense is included in leasing expenses, along with the amortization of capitalized initial direct lease costs. Leasing expenses for the year ended December 31, 2000 were $69.4 million as compared with $40.2 million for 1999 and $7.7 million for 1998. The increases in leasing expenses were due to growth in our auto-related operating lease portfolio. We ceased purchasing auto leases on June 30, 2000 when our agreement with Lendco Financial Services expired.

        Capital Securities

        On December 21, 1998, we issued $90 million in Capital Securities through Bay View Capital I, a business trust formed to issue the securities. The Capital Securities, which were sold in an underwritten public offering, pay quarterly cumulative dividends at an annual rate of 9.76% of the liquidation value of $25 per share. Dividend expense on the Capital Securities was $9.0 million for the year ended December 31, 2000 as compared with $8.9 million for 1999 and $244,000 for 1998.

        In September of 2000, we entered into an agreement with the Federal Reserve Bank which requires that we obtain their approval prior to disbursing any dividends associated with our Capital Securities. For the third and fourth quarters of 2000, our requests for approval were denied. As a result, pursuant to the terms of the Capital Securities, the Company has deferred distributions until such time as approval can be obtained. The Company fully intends to continue to seek such approval; however, it cannot predict when approval may be obtained. During this deferral period, distributions to which holders are entitled will continue to accrue at an annual rate of 9.76% of the liquidation amount of $25 per Capital Security, plus accumulated additional distributions at the same rate, compounded quarterly, on any unpaid distributions (to the extent permitted by law). Holders of the Capital Securities at the time the distribution of dividends is resumed will receive the cumulative deferred distributions plus the cumulative interest thereon.

        Real Estate Owned

        The net expense related to our real estate loan operations, including net losses or recoveries on real estate owned, was $65,000 for the year ended December 31, 2000 as compared with net income of $238,000 for 1999 and $240,000 for 1998.

        Amortization of Intangible Assets

        Amortization expense related to intangible assets was $20.8 million for the year ended December 31, 2000 as compared with $13.7 million for 1999 and $11.4 million for 1998. The increases in amortization of intangible assets were due to the additional amortization of goodwill and core deposit intangibles generated in conjunction with our aforementioned acquisitions, all of which were accounted for under the purchase method of accounting.

        Write-off of Intangible Assets—FMAC

        In connection with the shutdown of FMAC’s lending operations as of September 30, 2000, goodwill of $192.6 million was written off, representing the entire unamortized balance associated with FMAC.

    Income Taxes

        Income tax benefit was $55.8 million for the year ended December 31, 2000 as compared with income tax expense of $25.1 million for 1999 and $21.2 million for 1998. Our effective tax rate for 2000 was 14.6% as compared with 46.4% for 1999 and 48.3% for 1998. Our effective tax rate differs from the statutory rate due primarily to nondeductible goodwill write-off and amortization and the establishment of a $26 million valuation allowance against our gross deferred tax assets. (See Note 15 to the Consolidated Financial Statements, “Income Taxes,” at Item 8, “Financial Statements and Supplementary Data” for further discussion).

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

        Normalized net interest income for the year ended December 31, 2000 was $194.0 million as compared with $184.7 million for 1999 and $159.1 million for 1998. Normalized net interest margin for the year ended December 31, 2000 was 3.35% as compared with 3.30% for 1999 and 3.08% for 1998.

        The following table illustrates normalized net interest income and net interest margin, by platform, for the periods indicated:

	For the Year Ended December 31,
	2000		1999		1998
	Net Interest Income	Net Interest Margin	Net Interest Income	Net Interest Margin	Net Interest Income	Net Interest Margin
	(Dollars in thousands)
Retail Platform	$ 94,530	2.91%	$114,237	3.00%	$104,871	2.83%
Commercial Platform	99,496	3.90	70,461	3.92	54,204	3.72

Total	$194,026	3.35%	$184,698	3.30%	$159,075	3.08%

        The increases in normalized net interest income and net interest margin, as compared with the respective prior periods, were largely attributable to increases in average interest-earning assets combined with higher net rental income from our auto leasing activities, partially offset by the impact of our Capital Securities issued on December 21, 1998.

        Our cost of borrowings, in accordance with GAAP, does not include the impact of the cost associated with the $90 million of Capital Securities issued on December 21, 1998. Had this expense been included, our cost of borrowings would have been 6.79% for the year ended December 31, 2000 and 5.97% for the year ended December 31, 1999, representing increases of 17 basis points and 19 basis points, respectively.

        The following table illustrates average interest-earning assets, including our auto-related operating leased assets, by platform, for the years indicated:

	Average Balances for the Year Ended December 31,
	2000	1999	1998
	(Dollars in thousands)
Retail Platform	$3,245,417	$3,804,308	$3,706,565
Commercial Platform	2,554,447	1,799,220	1,457,270

Total	$5,799,864	$5,603,528	$5,163,835

        The decrease in the Retail Platform’s average interest-earning assets, including our auto-related operating lease assets, and the corresponding increase in the Commercial Platform’s average interest-earning assets, in 2000, as compared to 1999, reflect the shift in our asset mix toward more commercial bank-like products. The Retail Platform’s average interest-earning assets were also impacted from 1999 through 2000 by loan sales and securitizations throughout this period, as discussed elsewhere herein or previously disclosed.

        The increase in the Retail Platform’s average interest-earning assets, including our auto-related operating lease assets, in 1999, as compared with 1998, was directly attributable to the growth in our auto-related operating lease assets resulting from the continued growth in our auto leasing activities. The increase in the Commercial Platform’s average interest-earning assets in 1999, as compared with 1998, was primarily due to purchases of franchise loans and the acquisition of FMAC partially offset by the sale of lower-yielding multi-family mortgage-based loans during the period.

        The following table illustrates interest-earning assets, including our auto-related operating leased assets, by platform, as of the dates indicated:

	At December 31, 2000	At December 31, 1999
	(Dollars in thousands)
Retail Platform	$2,207,366	$3,658,735
Commercial Platform	2,178,619	2,219,536

Total	$4,385,985	$5,878,271

Balance Sheet Analysis

        Our total assets were $5.4 billion at December 31, 2000 as compared with $6.5 billion at December 31, 1999 and $5.6 billion at December 31, 1998. The decrease in total assets from 1999 to 2000 was primarily related to loan securitizations and/or sales and the write-off of assets associated with the restructuring of our franchise lending division. The increase in total assets from 1998 to 1999 was largely related to the purchase of $814 million in franchise loans during 1999 and the acquisition of FMAC.

        During the year ended December 31, 2000, we sold $423.2 million of single-family mortgage loans, $244.0 million of high loan-to-value home equity loans, $120.0 million of franchise loans, $58.5 million of multi-family mortgage loans, and $26.5 million of commercial equipment leases. In addition, we securitized and/or sold $405.7 million of auto loans and completed a $268.2 million on-balance sheet franchise loan securitization during the second quarter of 2000. This transaction effectively transferred $268.2 million in franchise loans to investment securities, initially generating $264.2 million in asset-backed securities classified as held-to-maturity with the balance going to retained interests in securitizations classified as available-for-sale. During the fourth quarter of 2000, these franchise-related asset-backed securities were transferred to available-for-sale under the provisions of Statement No. 133 and subsequently sold.

        As previously discussed, in conjunction with the restructuring of our franchise lending division in the third quarter of 2000, we wrote-off $192.6 million of goodwill, which represented the remaining balance associated with FMAC during 2000. During 2000, we also revalued certain FMAC-related assets, including retained interests in securitizations, loans held-for-sale and servicing assets, which resulted in a write-down of $101.9 million.

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

        The following table illustrates our securities portfolio as of the dates indicated:

	At December 31,
	2000	1999	1998
	(Dollars in thousands)
Available-for-sale
Investment securities(1)	$ 33,009	$ 49,063	$ 5,319
Mortgage-backed securities:
GNMA, Fannie Mae and Freddie Mac	341	10,143	13,143
CMOs	237	336	473

Total	$ 33,587	$ 59,542	$ 18,935

Held-to-maturity
Investment securities(1)	$ —	$ 9,997	$ —
Mortgage-backed securities:
GNMA, Fannie Mae and Freddie Mac	627,300	472,019	403,512
Other financial intermediaries	11,827	20,633	41,759
CMOs	2,923	151,582	176,502

Total	$642,050	$654,231	$621,773

(1)	See Note 5 to our Consolidated Financial Statements, “Investment Securities”, at Item 8, “Financial Statements and Supplementary Data” for further detail on our investment securities portfolio.

        During 2000, we purchased $327.8 million of GNMA securities and $35.3 million of Federal Home Loan Bank callable notes for our held-to-maturity portfolio. These securities receive favorable regulatory capital risk-weighting and help diversify our balance sheet. In addition, we completed an on-balance sheet franchise loan securitization during the second quarter of 2000. This transaction initially generated $264.2 million in asset-backed securities held-to-maturity and $12.1 million in retained interests classified as available-for-sale. Under the provisions of Statement No. 133, we transferred these franchise-related asset-backed securities to available-for-sale and subsequently sold them in December 2000 as a result of declining spreads on these fixed-rate securities. During 2000, we revalued franchise-related retained interests in loan and lease securitizations by $26.3 million, as previously discussed.

        During 1999, we purchased $172.0 million in mortgage-backed securities and $10.0 million in Federal Home Loan Bank callable notes which we used as collateral for borrowings. In connection with our acquisition of FMAC, we acquired $35.0 million in retained interests in franchise loan and lease securitizations and asset-backed securities. In December of 1999, we securitized and sold $247 million in auto loans and retained an interest in this securitization with an initial balance of $10.0 million.

        In connection with our adoption of Statement No. 133 on October 1, 2000, we also transferred $231.0 million of mortgage-backed securities to our available-for-sale portfolio. We sold $108.2 million of GNMA securities and $131.7 million of private-label mortgage-backed securities from our available-for-sale portfolio during 2000. There were no sales of mortgage-backed securities from our available-for-sale portfolio in 1999. In 1998, we sold $237.7 million in mortgage-backed securities from our available-for-sale portfolio, including securities acquired in connection with our acquisition of AFEH. A portion of these mortgage-backed securities was replaced by $201.7 million in CMOs purchased during 1998, which were classified as held-to-maturity. Also during 1998, we sold $2 million in investment securities available-for-sale and a $5.0 million Federal Farm Credit Bank callable bank note was called. We do not maintain a trading portfolio. Unrealized gains of $10,000 and unrealized losses of $293,000 and $202,000 on securities classified as available-for-sale were included in stockholders’ equity (net of tax) at December 31, 2000, 1999, and 1998, respectively.

        At December 31, 2000, 1999 and 1998, we did not hold any securities that were issued by a single party which exceeded 10% of our stockholders’ equity balance, excluding securities issued by the U.S. government or U.S. government agencies and corporations.

        Mortgage-backed securities pose risks not associated with fixed maturity bonds, primarily related to the ability of the borrower to prepay the underlying loan with or without penalty. This risk, known as prepayment risk, may cause the mortgage-backed securities to remain outstanding for a period of time different than that assumed at the time of purchase. When interest rates decline, prepayments generally tend to increase, causing the average expected remaining maturity of the mortgage-backed securities to decline. Conversely, if interest rates rise, prepayments tend to decrease, lengthening the average expected remaining maturity of the mortgage-backed securities. The following table illustrates the remaining contractual principal maturities and weighted-average yields on our mortgage-backed securities held at December 31, 2000. The weighted-average yield is computed using the amortized cost of available-for-sale securities, which are reported at fair value. Expected remaining maturities of mortgage-backed securities will generally differ from their contractual maturities because borrowers may have the right to prepay obligations with or without penalties.

	Within One Year		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Amount	Weighted- Average Yield	Amount	Weighted- Average Yield	Amount	Weighted- Average Yield	Amount	Weighted- Average Yield	Amount	Weighted- Average Yield
	(Dollars in thousands)
Available-for-sale:
GNMA, Fannie Mae	$ —	—	$ —	—	$ 340	6.56%	$ —	—	$ 340	6.56%
CMOs	—	—	—	—	—	—	262	5.52%	262	5.52

Total amortized cost	$ —	—	$ —	—	$ 340	6.56%	$ 262	5.52%	$ 602	6.11%

Fair value	$ —		$ —		$ 341		$ 237		$ 578

Held-to-maturity
GNMA, Fannie Mae and Freddie Mac	$ —	—	$ 373	9.51%	$85,359	6.89%	$541,568	7.51%	$627,300	7.43%
Other financial Intermediaries	—	—	545	7.73	—	—	11,282	8.88	11,827	8.83
CMOs	—	—	—	—	—	—	2,923	6.75	2,923	6.76

Total amortized cost	$ —	—	$ 918	8.46%	$85,359	6.89%	$555,773	7.54%	$642,050	7.45%

Fair value	$ —		$ 942		$84,262		$563,993		$649,197

    Loans and Leases

        Loan and Lease Portfolio Composition

        Our loan and lease portfolio reflects the activity of our two business segments, or platforms. The Retail Platform consists of single-family real estate loans, home equity loans and lines of credit, and auto loans and leases. We ceased our single-family loan origination operations in 1996 in conjunction with our strategic plan to change-out these assets for commercial bank-like assets with higher risk-adjusted yields. The Commercial Platform includes multi-family and commercial real estate loans, franchise loans, asset-based loans, factoring loans and commercial leases. The following table shows the composition of our gross loan and lease portfolio as of the dates indicated:

	At December 31,
	2000		1999		1998		1997		1996
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Loans and Leases Receivable:
Retail Platform:
Single-family mortgage loans(1)	$ 392,047	12.5%	$ 940,235	21.6%	$1,515,413	36.2%	$ 550,506	22.9%	$ 692,086	27.6%
Home equity loans and lines of credit	302,897	9.6%	648,676	14.9%	622,797	14.9%	103,715	4.3%	57,815	2.3%
Auto loans(2)	287,020	9.1%	496,901	11.4%	546,806	13.0%	298,627	12.4%	315,439	12.6%

Total retail loans	981,964	31.2%	2,085,812	47.9%	2,685,016	64.1%	952,848	39.6%	1,065,340	42.5%
Commercial Platform:
Multi-family mortgage loans	611,484	19.4%	622,835	14.3%	1,015,980	24.2%	1,026,148	42.6%	1,048,291	41.9%
Commercial mortgage loans	339,764	10.8%	365,712	8.4%	338,220	8.1%	348,754	14.5%	381,822	15.2%
Franchise loans(1)	779,922	24.8%	952,243	21.9%	—	0.0%	—	0.0%	—	0.0%
Asset-based loans, factoring loans and commercial leases	353,362	11.2%	254,671	5.8%	113,210	2.7%	54,120	2.3%	—	0.0%
Business loans	81,365	2.6%	72,977	1.7%	39,039	0.9%	24,855	1.0%	10,203	0.4%

Total commercial loans and leases	2,165,897	68.8%	2,268,438	52.1%	1,506,449	35.9%	1,453,877	60.4%	1,440 ,316	57.5%
Gross loans and leases(3)	$3,147,861	100.0%	$4,354,250	100.0%	$4,191,465	100.0%	$2,406,725	100.0%	$2,505,656	100.0%

(1)	Balances include $8.9 million of single-family mortgage loans held-for-sale and $336.3 million of franchise loans held-for-sale.

(2)	Auto loan totals exclude auto-related operating lease assets.

(3)	Gross loans and leases exclude premiums and discounts, deferred fees and costs, and the allowance for losses on loans and leases.

        The decrease in retail and commercial loans and leases in 2000, as compared with 1999, was primarily due to loan sales effected throughout the year. During 2000, we sold $423.2 million of single-family mortgage loans, $244.0 million of high loan-to-value home equity loans, $120.0 million of franchise loans, $58.5 million of multi-family mortgage loans, and $26.5 million of commercial equipment leases. In addition, we securitized and/or sold $405.7 million of auto loans and completed a $268.2 million on-balance sheet franchise loan securitization during the second quarter of 2000 that effectively transferred this balance to investment securities. Our loan sales during the year were consistent with our efforts to restructure our balance sheet and position ourselves for 2001. The reduction in single-family loans, high loan-to-value home equity loans, and franchise loans reduced both our geographic concentration risk and overall credit risk profile, and improved regulatory capital.

        The decrease in single-family loans in 1999, as compared with 1998, was primarily due to loan repayments and scheduled amortization. We also sold $105 million in single-family COFI-based loans in 1999 to reduce our exposure to this lagging index. The decrease in multi-family loans from 1999, as compared with 1998, was primarily related to our sale of $450 million in multi-family COFI-based loans, again, to reduce our exposure to COFI, reduce our geographic concentration risk, and also to realize our strategy of changing-out our assets from real estate-based loans to commercial and consumer assets. We also sold $79.9 million of Bankers Mutual multi-family production and $43.2 million of home equity loans in 1999. Additionally, we securitized and sold $247 million in auto loans in 1999. There were no loan sales in 1998.

        Loans and leases held-for-sale totaled $345.2 million as of December 31, 2000, of which approximately $336.3 million represented franchise loans held-for-sale and the remainder represented multi-family loans held-for-sale. We are actively pursuing opportunities to sell our remaining held-for-sale franchise loan portfolio as the potential sale of these loans would not only free-up capital to facilitate the paydown of our higher-cost funding, but also effectively reduce our concentration in franchise assets. During 2000, we recognized a mark-to-market adjustment on this portfolio of $66.5 million reflecting estimated bulk-sale pricing.

        The following table illustrates the composition of our fixed- and adjustable-rate gross loan and lease portfolio (before premiums and discounts, deferred fees and costs and the allowance for losses on loans and leases) as of the dates indicated:

	At December 31,
	2000	1999	1998
	(Dollars in thousands)
Fixed-rate loans and leases:
Mortgage	$ 256,059	$ 316,360	$ 620,603
Home Equity	228,321	564,333	506,338
Auto	287,020	496,901	545,431
Commercial	105,777	96,499	19,192
Franchise	490,634	761,794	—
Business	81,365	72,977	39,039

	1,449,176	2,308,864	1,730,603
Adjustable-rate loans and leases:
Mortgage	1,087,236	1,612,422	2,249,010
Home Equity	74,576	84,343	116,459
Auto	—	—	1,375
Commercial	247,585	158,172	94,018
Franchise	289,288	190,449	—

	1,698,685	2,045,386	2,460,862

Total	$3,147,861	$4,354,250	$4,191,465

        The following table illustrates the remaining contractual maturity distribution of our fixed- and adjustable-rate gross loan and lease portfolio (before premiums and discounts, deferred fees and costs and the allowance for losses on loans and leases) at December 31, 2000:

	At December 31, 2000
	One Year or Less	After One Year Through Five Years	After Five Years	Total
	(Dollars in thousands)
Fixed-rate loans and leases:
Mortgage	$ 1,433	$ 11,482	$ 243,144	$ 256,059
Home Equity	1,838	10,369	216,114	228,321
Auto	2,813	73,921	210,286	287,020
Commercial	55,140	50,637	—	105,777
Franchise	735	14,488	475,411	490,634
Business	43,941	34,196	3,228	81,365

	105,900	195,093	1,148,183	1,449,176
Adjustable-rate loans and leases:
Mortgage	16,008	16,648	1,054,580	1,087,236
Home Equity	3,257	6,573	64,746	74,576
Commercial	60,363	168,756	18,466	247,585
Franchise	29,294	24,578	235,416	289,288

	108,922	216,555	1,373,208	1,698,685

Total	$214,822	$411,648	$2,521,391	$3,147,861

        Loan and Lease Originations and Purchases

        The following table illustrates gross loans and leases, including operating lease assets, originated and purchased for the years indicated:

	For the Year Ended December 31,
	2000	1999	1998
	(Dollars in thousands)
Loan and Lease Production:
Originations:
Home equity loans and lines of credit	$ 71,883	$ 64,624	$ 39,301
Auto loans and leases(1)	403,336	682,827	565,272
Multi-family and commercial mortgage loans	168,520	250,562	150,677
Franchise loans(2)	299,878	142,241	—
Bankers Mutual multi-family loans(2)(3)	220,146	78,500	—
Asset-based loans, factoring loans and commercial leases	150,545	164,297	75,584
Business loans	67,078	68,690	29,790

Total originations	1,381,386	1,451,741	860,624

Purchases:
Home equity loans	826	178,815	454,901
Auto loans(4)	25,017	135,504	71,773
Mortgage loans	2,006	26,472	421,458
Franchise loans	—	813,988	—

Total purchases	27,849	1,154,779	948,132

Total loan and lease production	$1,409,235	$2,606,520	$1,808,756

(1)
Includes auto-related operating lease assets totaling $114.6 million for 2000, $335.2 million for 1999, and $187.9 million for 1998, which are not included in our total loan and lease portfolio in accordance with GAAP.

(2)
Represents franchise loans and Bankers Mutual multi-family loans originated subsequent to the acquisition of FMAC on November 1, 1999. Effective September 30, 2000, our franchise lending division was shut down. Effective June 30, 2000, substantially all of the assets and liabilities of Bankers Mutual were sold.

(3)	100% of Bankers Mutual multi-family mortgage loans were originated and sold through seller-servicer programs administered by Fannie Mae and Freddie Mac.

(4)
Auto loan and lease purchases for the year ended December 31, 2000, included $22.2 million related to the repurchase of loans as a result of exercising the cleanup call on our 1997 auto loan securitization.

        Our loan and lease origination and purchase activity during 2000 and 1999 were primarily focused on consumer and commercial assets which provide higher risk-adjusted yields compared to the traditional mortgage-based assets. Our mortgage loan originations and purchases consist primarily of multi-family and commercial real estate loans. Single-family mortgage loan originations ceased during 1996. We supplemented our originations in 1999 and 1998 with a significant amount of loan and lease purchases. The franchise loans purchased in 1999 were originated by FMAC. The mortgage loan purchases in 1998 included $200 million of loans acquired primarily to assist Bay View Bank in meeting its Community Reinvestment Act, sometimes referred to as CRA, regulatory requirements.

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

        The following table illustrates our nonperforming assets as of the dates indicated:

	At December 31,
	2000	1999	1998	1997	1996
	(Dollars in thousands)
Nonaccrual loans and leases	$100,148	$22,918	$14,700	$10,991	$16,125
Real estate owned	1,041	2,467	2,666	4,146	7,387
Other repossessed assets	524	554	654	629	798

Nonperforming assets	$101,713	$25,939	$18,020	$15,766	$24,310

        The increase in total nonperforming assets in 2000, as compared to 1999, was primarily due to an increase in nonperforming assets within our franchise loan sector. Nonperforming assets within the franchise loan sector represented approximately 71% of the 2000 total and included $71.3 million in nonaccrual franchise loans and $1.0 million of franchise real estate owned at December 31, 2000. In addition, nonperforming assets included approximately $23 million of franchise loans that are technically performing as agreed but require classification as nonperforming assets according to regulatory guidelines. We have reserves totaling approximately 10% of our franchise loan portfolio classified as held-for-investment.

        Our total nonperforming assets in 1999 included $8.7 million of nonaccrual franchise loans and $1.4 million of franchise real estate owned at December 31, 1999. Our loan and lease portfolio did not include franchise loans prior to 1999.

        The following table illustrates, by platform, nonperforming assets and nonperforming assets as a percentage of consolidated assets:

	Nonperforming Assets as a Percentage of Consolidated Total Assets
	At December 31, 2000		At December 31, 1999		At December 31, 1998
	(Dollars in thousands)
Retail Platform:
Single-family mortgage	$ 4,599	0.09%	$ 5,121	0.08%	$10,813	0.19%
Home equity	3,919	0.07	2,958	0.04	2,035	0.04
Auto	706	0.01	1,307	0.02	1,090	0.02

Total Retail Platform	9,224	0.17	9,386	0.14	13,938	0.25
Commercial Platform:
Multi-family mortgage	337	0.01	1,172	0.02	2,133	0.04
Commercial real estate	12,950	0.24	6,557	0.10	1,581	0.02
Franchise loans	72,330	1.35	6,185	0.10	—	—
Asset-based loans, factoring loans and commercial leases	6,565	0.12	1,639	0.02	368	0.01
Business loans	307	0.01	1,000	0.02	—	—

Total Commercial Platform	92,489	1.73	16,553	0.26	4,082	0.07

Total	$101,713	1.90%	$25,939	0.40%	$18,020	0.32%

        The following table illustrates, by platform, loans and leases delinquent 60 days or more as a percentage of gross loans and leases:

	Loans and Leases Delinquent 60 Days or More as a Percentage of Gross Loans and Leases
	At December 31, 2000		At December 31, 1999		At December 31, 1998
	(Dollars in thousands)
Retail Platform	$15,139	0.48%	$16,747	0.38%	$18,430	0.44%
Commercial Platform	69,697	2.22	11,668	0.27	3,572	0.08

Total	$84,836	2.70%	$28,415	0.65%	$22,002	0.52%

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

        The allowance for losses on loans and leases at December 31, 2000 was $73.7 million as compared with $52.2 million at December 31, 1999 and $45.4 million at December 31, 1998. The increase in the allowance for losses on loans and leases at December 31, 2000, as compared with December 31, 1999, was primarily related to higher provision levels associated with the franchise loan sector partially offset by reserve reductions related to transfers of loans to held-for-sale. These higher provision levels resulted in an increase in the allowance for losses on loans and leases to 2.63% of gross loans and leases held-for-investment at December 31, 2000 as compared with 1.22% at December 31, 1999. The increase in the allowance for losses on loans and leases at December 31, 1999, as compared with December 31, 1998, was largely due to reserves acquired in connection with the acquisition of FMAC, partially offset by reserve reductions related to transfers of loans to held-for-sale. The allowance for losses on loans and leases is maintained at a level that we believe is appropriate based on our estimate of probable losses in the portfolio of loans and leases held-for-investment. This assessment is based on many factors including prevailing economic conditions, identified losses within the portfolio, historical loss experience, asset concentrations, levels and trends in classified assets, loan and lease delinquencies, and industry data.

        The following table illustrates the allowance for losses on loans and leases as a percentage of nonperforming assets and gross loans and leases, excluding loans and leases held-for-sale:

	Allowance for Losses on Loans and Leases as a Percentage of Specified Assets
	At December 31, 2000		At December 31, 1999		At December 31, 1998
	Assets	Percent	Assets	Percent	Assets	Percent
	(Dollars in thousands)
Nonperforming assets	$ 101,713	72%	$ 25,939	201%	$ 18,020	252%
Gross loans and leases, excluding loans and leases held-for-sale	$2,802,654	2.63%	$4,288,003	1.22%	$4,191,465	1.08%

        The following table illustrates the allowance for losses on loans and leases for the years indicated:

	For the Year Ended December 31,
	2000	1999	1998	1997	1996
	(Dollars in thousands)
Beginning balance	$ 52,161	$ 45,405	$ 38,458	$29,013	$30,014
Reserves related to acquisitions(1)	—	8,256	11,374	14,162	2,860
Transfers of loans to held-for-sale	(15,210)	(2,656)	—	—	—
Charge-offs:
Mortgage	(422)	(827)	(2,480)	(2,699)	(6,401)
Home Equity	(18,014)	(19,568)	(7,152)	—	—
Auto	(2,953)	(7,674)	(8,604)	(4,057)	—
Asset-based loans, factoring loans and commercial leases	(4,425)	(3,176)	(828)	(1,658)	—
Franchise	(1,128)	—	—	—	—
Business(2)	(7,926)	—	—	—	—

	(34,868)	(31,245)	(19,064)	(8,441)	(6,401)
Recoveries:
Mortgage	218	607	2,290	706	642
Home Equity	3,157	1,530	456	—	—
Auto	1,488	1,722	2,599	955	—
Asset-based loans, factoring loans and commercial leases	1,366	231	178	111	—
Franchise	2,826	—	—	—	—

	9,055	4,090	5,523	1,772	642
Net charge-offs	(25,813)	(27,155)	(13,541)	(6,669)	(5,579)
Provision for loan and lease losses	62,600	28,311	9,114	1,952	1,898

Ending balance	$ 73,738	$ 52,161	$ 45,405	$38,458	$29,013

Net charge-offs to average total loans and leases	0.65%	0.61%	0.32%	0.28%	0.24%

(1)
We acquired Bay View Credit in June 1996, Bay View Commercial Finance Group in March 1997, Ultra Funding in October 1997, America First Eureka Holdings in January 1998 and Franchise Mortgage Acceptance Company in November 1999.

(2)	Includes $7.9 million in FMAC-originated funeral home loans.

    Deposits

        As a primary part of our business, we generate deposits for the purpose of funding loans, leases and securities. The following table illustrates deposits as of the dates indicated:

	At December 31,
	2000		1999		1998
	Amount	Rates	Amount	Rates	Amount	Rates
	(Dollars in thousands)
Transaction accounts	$1,608,499	3.54%	$1,703,123	3.26%	$1,627,275	3.15%
Retail certificates of deposit	1,872,562	6.04	1,637,127	4.92	1,642,362	5.20

Total retail deposits	3,481,061	4.89	3,340,250	4.07	3,269,637	4.20
Brokered certificates of deposit	265,251	7.16	389,530	6.18	—	—

Total	$3,746,312	5.05%	$3,729,780	4.30%	$3,269,637	4.20%

Transaction accounts as a percentage of retail deposits		46.2%		51.0%		49.8%

        The increase in total deposits at December 31, 2000, as compared with December 31, 1999, was due primarily to the growth of our retail certificates of deposit partially offset by a decrease in transaction accounts and brokered certificates of deposit. Our retail deposits grew $140.8 million during the year primarily related to marketing and promotional efforts, reflecting the continued strength of Bay View Bank’s deposit franchise. These deposits are a significantly lower-cost funding source relative to wholesale borrowings. The increase in total deposits at December 31, 1999, as compared with December 31, 1998, was primarily due to the growth of our brokered certificates of deposit, which we used to help fund our growth.

        We continue to focus on enhancing the value of Bay View Bank’s deposit branch franchise. We believe that our focus on Bay View Bank’s retail deposit base, particularly transaction accounts, will enhance our results of operations by lowering our consolidated cost of funds, increasing fee income and expanding opportunities for cross-selling products and services.

        Retail certificates of deposit of $100,000 or more, by time remaining until maturity, were as follows:

	At December 31,
	2000	1999
	(Dollars in thousands)
Three months or less	$208,916	$ 96,916
Over three through six months	167,487	151,179
Over six through twelve months	155,087	130,930
Over twelve months	18,432	44,961

Total	$549,922	$423,986

    Borrowings

        In addition to deposits, we utilize collateralized advances from the Federal Home Loan Bank of San Francisco and other borrowings, such as senior and subordinated debt, capital securities, warehouse lines, and securities sold under agreements to repurchase, on a collateralized and noncollateralized basis, for various purposes including the funding of loans, leases and securities as well as to support the execution of our business strategies.

        During 1999, two warehouse lines with initial committed amounts totaling $600 million were secured. Both lines have maturities of one year or less. One warehouse line of $500 million was established to provide financing for franchise loans. The other warehouse line of $100 million, which was established to fund Bankers Mutual multi-family loan production, was terminated following the sale of substantially all of the assets and certain liabilities of Bankers Mutual during the second quarter of 2000. In October 2000, we replaced the $500 million franchise loan-related warehouse line with a $170 million warehouse line that expires March 31, 2001. This warehouse line is used solely to finance franchise loans held at the parent company.

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

        The following table illustrates outstanding borrowings as of the dates indicated:

	At December 31,
	2000	1999	1998
	(Dollars in thousands)
Advances from the Federal Home Loan Bank of San Francisco	$ 804,837	$1,367,300	$1,653,300
Securities sold under agreements to repurchase	103,241	17,883	25,302
Warehouse lines	94,134	397,538	—
Subordinated Notes, net	149,567	149,502	99,437
Senior Debentures	—	—	50,000
Other borrowings	1,664	3,294	5,077
Capital Securities	90,000	90,000	90,000

Total	$1,243,443	$2,025,517	$1,923,116

        The lower borrowing level at December 31, 2000, as compared with December 31, 1999, was primarily due to the pay-down of the warehouse lines related to franchise loans and the pay-down of Federal Home Loan Bank advances associated with the aforementioned sales of single-family mortgage loans and other assets during 2000. These reductions were partially offset by an increase in securities sold under agreements to repurchase used primarily to fund mortgage-backed security purchases. Additionally, in June 2000 we auctioned $180 million of Federal Home Loan Bank liabilities with below-market interest rates. The higher borrowing level at December 31, 1999, as compared with 1998, was primarily due to the utilization of the warehouse lines offset by a lower Federal Home Loan Bank advances level. The lower Federal Home Loan Bank advances level was primarily related to the sale of $450 million in multi-family COFI-based loans, which effectively reduced the amount of mortgage loans that can be pledged as underlying collateral for such advances, and the use of alternative funding sources.

        Short-term borrowings are defined as borrowings due within one year or less. The following table illustrates our short-term borrowings as of the dates indicated:

	At December 31,
	2000	1999	1998
	(Dollars in thousands)
Advances from the Federal Home Loan Bank of San Francisco	$530,437	$ 722,500	$729,100
Securities sold under agreements to repurchase	103,241	17,883	25,302
Warehouse lines	94,134	397,538	—

Total	$727,812	$1,137,921	$754,402

Weighted-average interest rate of total short-term borrowings outstanding at period end	6.58%	6.47%	5.07%

        The following table illustrates the maximum outstanding balance for each type of short-term borrowing at any month end during 2000, 1999 and 1998, and the average balances and weighted-average interest rates on short-term borrowings for those years:

	Year Ended December 31,
	2000	1999	1998
	(Dollars in thousands)
Advances from the Federal Home Loan Bank of San Francisco	$ 772,700	$1,900,400	$1,575,460
Securities sold under agreements to repurchase	$ 448,660	$ 24,784	$ 153,148
Warehouse lines	$ 355,316	$ 397,538	$ —
Average amount of total short-term borrowings outstanding during the year	$1,137,662	$ 858,226	$1,168,410
Weighted-average interest rate of total short-term borrowings outstanding during the year	6.59%	5.10%	5.54%

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

        The ability to attract a stable, low-cost base of deposits is a significant source of liquidity. Other sources of liquidity available to us include short-term borrowings, which consist of advances from the Federal Home Loan Bank of San Francisco, repurchase agreements, warehouse lines and other short-term borrowing arrangements. Our liquidity requirements can also be met through the use of our portfolio of liquid assets. Liquid assets, as defined by us, include cash and cash equivalents in excess of the minimum levels necessary to carry out normal business operations, federal funds sold, commercial paper, and other short-term investments.

        On September 6, 2000, Bay View Bank entered into an agreement with the Office of the Comptroller of the Currency. This agreement states that Bay View Bank may not declare or distribute any dividends without prior approval of the Office of the Comptroller of the Currency.

        On September 29, 2000, Bay View Capital Corporation entered into an agreement with the Federal Reserve Bank of San Francisco. In addition to requiring prior approval to pay common stock dividends, the agreement requires us to obtain prior approval to disburse dividends associated with our 9.76% Capital Securities. We requested but did not receive approval to disburse the quarterly dividend in the third and fourth quarters of 2000. Pursuant to the terms of the Capital Securities, we have deferred distributions on the debentures. During this deferral period, distributions to which holders are entitled will continue to accrue at an annual rate of 9.76% of the liquidation amount of $25 per Capital Security, plus accumulated additional distributions at the same rate, compounded quarterly, on any unpaid distributions (to the extent permitted by law). We fully intend to continue to seek permission to distribute the dividend at the earliest available opportunity as the interest on these unpaid dividends is one of our highest borrowing costs.

        At December 31, 2000, we had liquidity levels with cash and overnight deposits in excess of $695 million, representing approximately 20% of total retail deposits.

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

        On August 18, 1999, Bay View Bank, our wholly owned subsidiary, issued $50 million in Subordinated Notes. The Subordinated Notes, which mature in August 2009, qualify as Tier 2 capital for regulatory purposes. The proceeds from the notes were used for, among other things, the payment of dividends to us to partially fund our acquisition of FMAC and for our general corporate purposes.

        On December 21, 1998, we issued $90 million in Capital Securities through Bay View Capital I. The Capital Securities pay quarterly cumulative cash distributions at an annual rate of 9.76% of the liquidation value of $25 per share. We used $50 million of the proceeds to repay our 8.42% Senior Debentures upon their maturity in June 1999 and the remainder for general corporate purposes. The Capital Securities have the added benefit of qualifying as Tier 1 capital for regulatory purposes. The Capital Securities are presented as a separate line item in our consolidated balance sheet under the caption “Guaranteed Preferred Beneficial Interest in the Company’s Junior Subordinated Debentures.” For additional related discussion, see Note 14 to the Consolidated Financial Statements, “Capital Securities” at Item 8. “Financial Statements and Supplementary Data.”

        Stockholders’ equity totaled $297.8 million at December 31, 2000 as compared with $631.2 million at December 31, 1999. Tangible stockholders’ equity, which excludes intangible assets, was $162.9 million at December 31, 2000 as compared with $302.2 million at December 31, 1999. The decreases in stockholders’ equity and tangible stockholders’ equity were due to the loss incurred in 2000 combined with dividends declared for the year. Intangible assets decreased primarily as a result of the aforementioned restructuring of FMAC and the resulting write-off of $192.6 million of FMAC-related goodwill. We do not have any material commitments for capital expenditures at December 31, 2000.

        The following table illustrates the reconciliation of our stockholders’ equity to tangible stockholders’ equity as of the dates indicated:

	At December 31,
	2000	1999
	(Dollars in thousands)
Stockholders’ equity	$ 297,849	$ 631,194
Intangible assets	(134,936)	(329,005)

Tangible stockholders’ equity	$ 162,913	$ 302,189

Book value per share	$ 9.14	$ 19.38

Tangible book value per share	$ 5.00	$ 9.28

        The following table illustrates the changes in our tangible stockholders’ equity for the periods indicated:

	For the Year Ended December 31,
	2000	1999	1998
	(Dollars in thousands)
Beginning tangible stockholders’ equity	$ 302,189	$ 243,723	$ 144,120
Net (loss) income	(326,197)	28,964	22,719
Equity issued in connection with acquisitions	—	237,022	210,000
Intangible assets generated from acquisitions accounted for under the purchase method of accounting	(22,095)	(199,344)	(115,734)
Intangible assets generated from branch acquisitions	—	(6,154)	—
Write-off of intangible assets related to Bankers Mutual	2,776	—	—
Write-off of intangible assets related to FMAC	192,622	—	—
Amortization of intangible assets	20,766	13,687	11,372
Repurchase of common stock	—	(8,381)	(24,063)
Exercise of stock options	94	498	3,269
Cash dividends declared	(9,780)	(5,579)	(8,069)
Other	2,538	(2,247)	109

Ending tangible stockholders’ equity	$ 162,913	$ 302,189	$ 243,723

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

        Bay View Bank’s regulatory capital levels at December 31, 2000 and 1999 exceeded the minimum requirements to be considered adequately capitalized as illustrated in the following table:

	At December 31, 2000				At December 31, 1999
	Actual		Minimum Requirement		Actual		Minimum Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage	$218,736	4.23%	$206,835	4.00%	$406,001	6.87%	$236,337	4.00%
Tier 1 risk-based	$218,736	6.30%	$138,875	4.00%	$406,001	8.41%	$193,024	4.00%
Total risk-based	$312,582	9.00%	$277,751	8.00%	$507,516	10.52%	$386,048	8.00%

        Similarly, Bay View Capital Corporation is subject to various regulatory capital guidelines administered by the Board of Governors of the Federal Reserve. The capital guidelines provide definitions of regulatory capital ratios and the methods of calculating capital and each ratio for bank holding companies. The federal banking agencies require a minimum ratio of qualifying total risk-based capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total average assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total average assets is 3%. For organizations not rated in the highest of the five categories, the regulations advise an additional “cushion” of at least 100 basis points. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

        At December 31, 2000, Bay View Capital Corporation exceeded the minimum requirements for total and Tier 1 risk-based capital while the Tier 1 leverage ratio was 3.47%. We exceeded the minimum capital requirements to be considered adequately capitalized at December 31, 1999 as illustrated in the following table:

	At December 31, 2000				At December 31, 1999
	Actual		Minimum Requirement		Actual		Minimum Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage	$190,686	3.47%	$219,886	4.00%	$386,110	6.51%	$237,247	4.00%
Tier 1 risk-based	$190,686	4.59%	$166,284	4.00%	$386,110	7.17%	$215,475	4.00%
Total risk-based	$338,374	8.14%	$332,568	8.00%	$587,773	10.91%	$430,950	8.00%

        Although we did not meet the minimum Tier 1 leverage capital requirement at December 31, 2000, we have filed a capital plan pursuant to the terms of our regulatory agreements with the Federal Reserve Bank of San Francisco indicating that we will meet the required minimum capital ratios by March 31, 2001 and maintain appropriate capital levels thereafter (See Item 1. “Business” and Note 4 to the Consolidated Financial Statements, “Regulatory Matters” at Item 8 “Financial Statements and Supplementary Data” for further discussion on regulatory capital requirements).

Stock Repurchase Program

        Our outstanding shares of common stock were 32,574,987 at December 31, 2000 and 32,562,942 at December 31, 1999. The weighted-average shares outstanding (including potential dilutive common shares) used for computing earnings per diluted share increased to 32.6 million shares for the year ended December 31, 2000 as compared with 21.3 million shares for the year ended December 31, 1999 and 20.3 million for the year ended December 31, 1998.

        In August 1998, our Board of Directors authorized the repurchase of up to $50 million in shares of our common stock. During 1999, we repurchased 460,000 shares of our common stock for $8.3 million at an average price of $18.22 per share. We did not repurchase any shares of our common stock during 2000. In November 1999, all of our treasury shares were reissued in conjunction with the acquisition of FMAC. At December 31, 2000, we had approximately $17.6 million in remaining authorization available for future share repurchases. Pursuant to our agreement with the Federal Reserve Bank of San Francisco, we must obtain prior written approval before repurchasing shares.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Asset/Liability Management

        The objective of our asset and liability management activities is to improve our earnings by adjusting the type and mix of assets and liabilities to effectively address changing conditions and risks. Through overall management of our balance sheet and by controlling various risks, we seek to optimize our financial returns within safe and sound parameters. Our operating strategies for attaining this objective include managing net interest margin through appropriate risk/return pricing of assets and liabilities and emphasizing growth in retail deposits, as a percentage of interest-bearing liabilities, to reduce our cost of funds. Our strategy includes originating and purchasing quality assets with higher risk-adjusted yields and selling assets with lower risk-adjusted yields or repricing characteristics that do not meet our objectives for interest rate risk. We also seek to improve earnings by controlling noninterest expense, enhancing noninterest income and utilizing improved information systems to facilitate our analysis of the profitability of our business platforms. We also use risk management instruments to modify interest rate characteristics of certain assets or liabilities to hedge against our exposure to interest rate fluctuations, reducing the effects these fluctuations might have on associated cash flows or values. During 2000, 1999 and 1998, these risk management instruments, also referred to as derivative instruments, included interest rate exchange agreements, or “swaps”, Treasury futures contracts, forward sales contracts, and interest rate option contracts, commonly referred to as “caps”. Derivative financial instruments involve, to varying degrees, elements of credit risk. Credit risk is defined as the possibility of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract. Finally, we perform internal analyses to measure, evaluate and monitor risk.

    Interest Rate Risk

        A key objective of asset and liability management is to manage interest rate risk associated with changing asset and liability cash flows and values and market interest rate movements. Interest rate risk occurs when interest rate sensitive assets and liabilities do not reprice simultaneously and in equal volumes. Our Asset and Liability Committee provides oversight to our interest rate risk management process and recommends policy guidelines regarding exposure to interest rates for approval by our Board of Directors. Adherence to these policies is monitored on an ongoing basis, and decisions related to the management of interest rate exposure are made when appropriate in accordance with our policies.

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

        Swaps

        We use interest rate exchange agreements, or swaps, to offset mismatches in the rate and maturity of certain of our assets and their funding sources and to mitigate the risk of the effects of interest rate fluctuations on the value of our fixed-rate loans classified as held-for-sale. Interest rate swaps involve the exchange of fixed-rate and variable-rate interest payment obligations without the exchange of the underlying notional amounts. We were a party to interest rate swaps with notional principal amounts of $194.0 million at December 31, 2000 and $256.5 million at December 31, 1999. All of our swaps are common “fixed-for-floating” swaps. A portion of our swaps offset variable-rate funding while other swaps offset the change in fair value of a portion of our fixed-rate franchise loans.

        Treasury Futures Contracts

        We had open positions related to United States Treasury futures contracts with notional amounts of $154.7 million at December 31, 2000 and $32.5 million at December 31, 1999. These contracts are used to offset fixed-rate franchise loans classified as held-for-sale.

        Forward Sale Contracts

        We had an open forward contract position with a notional amount of $70.0 million related to a Fannie Mae benchmark note at December 31, 2000. This contract is used to offset fixed-rate franchise loans classified as held-for-sale. There were no forward sale contracts in effect at December 31, 1999.

        Caps

        Interest rate caps are option contracts that limit the cap holder’s risk associated with an increase in interest rates. If rates go above a specified interest rate (strike price or cap rate), the cap holder is entitled to receive cash payments equal to the excess of the market rate over the strike price multiplied by the notional amount. We use interest rate caps, for which we pay a premium, to protect against rising interest rates on our debt, utilized to fund our recent purchase of GNMA securities, while retaining the ability to benefit from a decline in rates. As of December 31, 2000, we had interest rate caps with notional amounts totaling $180 million and cap rates at 7.00% and a cap index based on either the one-or three-month LIBOR rate. There were no interest rate cap contracts in effect at December 31, 1999.

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

        Adoption of Statement No. 133

        On October 1, 2000, we adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The standard required us to recognize all derivative instruments on the balance sheet at fair value. The accounting treatment for subsequent changes in the fair value of the derivative instruments depends on the use of the derivative. The adoption of this standard resulted in an after-tax charge to operations of approximately $1.2 million. The adoption also established new assets and liabilities on the balance sheet representing the fair value of our derivative instruments. Effective with the adoption of Statement No. 133, the derivative instruments above are not treated as hedge instruments and are being carried at fair value, with changes in such fair value charged or credited to earnings.

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

        The following table illustrates our combined asset and liability repricing as of December 31, 2000:

	Repricing Period
	Under One Year	Over One to Three Years	Over Three to Five Years	Over Five Years	Total
	(Dollars in thousands)
Assets
Cash and investments	$ 92,666	$ —	$ —	$ —	$ 92,666
Mortgage-backed securities and loans and leases(1)	2,913,523	667,093	277,730	450,261	4,308,607

Total interest rate sensitive assets	$3,006,189	$ 667,093	$ 277,730	$ 450,261	$4,401,273

Liabilities
Deposits:
Transaction accounts(2)	$1,136,189	$ 430,310	$ 42,000	$ —	$1,608,499
Retail certificates of deposit	1,787,192	82,400	2,215	755	1,872,562
Brokered certificates of deposit	265,251	—	—	—	265,251
Borrowings(3)	727,812	223,363	50,000	242,268	1,243,443

Total interest rate sensitive liabilities	$3,916,444	$ 736,073	$ 94,215	$ 243,023	$4,989,755

Repricing gap-positive (negative) before impact of derivatives	$ (910,255)	$ (68,980)	$ 183,515	$ 207,238	$ (588,482)

Impact of derivatives	140,000	(25,000)	(25,000)	(90,000)

	$ (770,255)	$ (93,980)	$ 158,515	$ 117,238

Cumulative repricing gap-positive (negative)	$ (770,255)	$(864,235)	$(705,720)	$(588,482)

(1)	Based on assumed annual prepayment and amortization rates which approximate our historical experience.

(2)	We estimate transaction accounts repricing based on historical trends and the nature and types of our transaction accounts.

(3)	Includes Capital Securities.

        The simulation model discussed above also provides the Asset and Liability Committee with the ability to simulate our net interest income. In order to measure, at December 31, 2000, the sensitivity of our forecasted net interest income to changing interest rates, both a rising and falling interest rate scenario were projected and compared to a base market interest rate forecast derived from the current treasury yield curve. For the rising and falling interest rate scenarios, the base market interest rate forecast was increased or decreased, on an instantaneous and sustained basis, by 100 and 200 basis points. At December 31, 2000, our net interest income exposure related to these hypothetical changes in market interest rates was within our policy guidelines as illustrated in the following table:

	Net Interest Income
	-200 bp	-100 bp	+100 bp	+200 bp
Projected effect:
Net interest income	$166,470	$165,726	$155,985	$152,326
% Increase (decrease) from base net interest income	2.38%	1.93%	(4.07)%	(6.32)%
Policy guideline	0.00%	(5.00)%	(10.00)%	(15.00)%

        One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase or decrease in market interest rates of 100 and 200 basis points. At December 31, 2000, our market value of equity exposure related to these changes in market interest rates was within our policy guidelines as illustrated in the following table:

	Market Value of Equity
	-200 bp	-100 bp	+100 bp	+200 bp
Projected effect:
Market value of equity	$490,404	$471,567	$394,461	$348,625
Change in MVE as a percentage of base MVE	14.93%	10.51%	(7.56)%	(18.30)%
Policy guideline	10.00%	5.00%	(10.00)%	(20.00)%

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

Item  8.    Financial Statements and Supplementary Data

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	At December 31,
	2000	1999
	(Dollars in thousands)
Assets
Cash and cash equivalents:
Cash and due from depository institutions	$ 694,934	$ 155,600
Short-term investments	—	188,305

	694,934	343,905
Securities available-for-sale:
Investment securities	33,009	49,063
Mortgage-backed securities	578	10,479
Securities held-to-maturity:
Investment securities	—	9,997
Mortgage-backed securities	535,478	608,668
Mortgage-backed securities due from creditor	106,572	35,566
Loans and leases held-for-sale	345,207	66,247
Loans and leases held-for-investment, net	2,751,794	4,295,246
Investment in operating leased assets, net	479,829	463,088
Investment in stock of the Federal Home Loan Bank of San Francisco	40,190	77,835
Investment in stock of the Federal Reserve Bank	19,590	13,476
Real estate owned, net	1,041	2,467
Premises and equipment, net	17,303	27,216
Intangible assets	134,936	329,005
Other assets	200,470	166,442

Total assets	$5,360,931	$6,498,700

Liabilities and Stockholders’ Equity
Deposits:
Transaction accounts	$1,608,499	$1,703,123
Retail certificates of deposit	1,872,562	1,637,127
Brokered certificates of deposit	265,251	389,530

	3,746,312	3,729,780
Advances from the Federal Home Loan Bank of San Francisco	804,837	1,367,300
Short-term borrowings	197,375	415,421
Subordinated Notes, net	149,567	149,502
Other borrowings	1,664	3,294
Other liabilities	73,327	112,209

Total liabilities	4,973,082	5,777,506

Guaranteed Preferred Beneficial Interest in our Junior Subordinated Debentures (“Capital Securities”)	90,000	90,000
Stockholders’ equity:
Serial preferred stock; authorized, 7,000,000 shares; outstanding, none	—	—
Common stock ($.01 par value); authorized, 60,000,000 shares; issued, 2000—32,640,039 shares; 1999—32,629,056 shares; outstanding, 2000—32,574,987 shares; 1999—32,562,942 shares	326	326
Additional paid-in capital	456,045	455,964
Retained earnings (accumulated deficit) (substantially restricted)	(156,877)	179,100
Treasury stock, at cost, 2000—65,052 shares; 1999—66,114 shares	(1,081)	(1,094)
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale, net of tax	10	(293)
Debt of Employee Stock Ownership Plan	(574)	(2,809)
Total stockholders’ equity	297,849	631,194

Total liabilities and stockholders’ equity	$5,360,931	$6,498,700

The accompanying notes are an integral part of these consolidated financial statements.

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
	2000	1999	1998
	(Dollars in thousands, except per share amounts)
Interest income:
Interest on loans and leases	$ 360,203	$369,841	$347,086
Interest on mortgage-backed securities	60,923	37,376	48,225
Interest and dividends on investment securities	39,066	14,439	11,052

	460,192	421,656	406,363

Interest expense:
Interest on deposits	176,602	142,427	149,656
Interest on borrowings	103,282	95,345	88,000
Interest on Senior Debentures and Subordinated Notes	14,868	13,400	14,106

	294,752	251,172	251,762

Net interest income	165,440	170,484	154,601
Provision for losses on loans and leases	62,600	28,311	9,114

Net interest income after provision for losses on loans and leases	102,840	142,173	145,487

Noninterest income:
Leasing income	97,207	58,558	11,341
Loan fees and charges	8,284	6,283	5,193
Loan servicing income	5,804	2,550	2,218
Account fees	7,863	7,007	6,122
Sales commissions	5,399	4,801	3,994
Gain (loss) on sale of assets and liabilities, net	(52,606)	10,058	1,060
Other, net	4,691	2,275	1,144

	76,642	91,532	31,072

Noninterest expense:
General and administrative:
Compensation and employee benefits	74,856	61,068	56,105
Occupancy and equipment	23,301	22,101	20,644
Professional services	12,570	5,963	9,382
Marketing	3,743	3,694	3,572
Data processing	4,281	3,438	3,994
Deposit insurance premiums and regulatory fees	1,612	2,740	2,908
Postage, telephone & travel	9,527	7,783	7,034
Other, net	6,828	5,811	9,928
General and administrative—FMAC loan production	15,561	2,395	—
General and administrative—Bankers Mutual	6,311	2,123	—

	158,590	117,116	113,567

Other noninterest expense:
Restructuring expenses—FMAC	9,213	—	—
Revaluation of FMAC-related assets	101,894	—	—
Leasing expenses	69,350	40,188	7,682
Dividend expense on Capital Securities	8,989	8,935	244
Real estate owned operations, net	65	(238)	(240)
Amortization of intangible assets	11,158	11,993	11,372
Amortization of intangible assets—FMAC	9,608	1,694	—
Write-off of intangible assets—FMAC	192,622	—	—

	561,489	179,688	132,625

Income (loss) before income tax expense (benefit)	(382,007)	54,017	43,934
Income tax expense (benefit)	(55,810)	25,053	21,215

Net income (loss)	$(326,197)	$ 28,964	$ 22,719

Basic earnings (loss) per share	$(10.00)	$ 1.37	$ 1.13

Diluted earnings (loss) per share	$(10.00)	$ 1.36	$ 1.12

Weighted-average basic shares outstanding	32,634	21,169	20,035

Weighted-average diluted shares outstanding	32,634	21,315	20,335

Net income (loss)	$(326,197)	$ 28,964	$ 22,719
Other comprehensive income (loss), net of tax:
Change in unrealized gain or loss on securities available-for-sale, net of tax expense (benefit) of $214, ($64) and ($92) for 2000, 1999 and 1998, respectively	303	(91)	(130)

Comprehensive income (loss)	$(325,894)	$ 28,873	$ 22,589

The accompanying notes are an integral part of these consolidated financial statements.

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of Shares Issued	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit) (1)	Treasury Stock	Unrealized Gain (Loss) on Securities Available- for-Sale, Net of Tax	Debt of Employee Stock Ownership Plan	Total Stockholders’ Equity
	(Amounts in thousands, except per share amounts)
Balance at December 31, 1997	15,126	$151	$103,052	$ 141,065	($66,352)	($72)	($4,217)	$173,627
Issuance of common stock (AFEH acquisition):
From shares held in treasury	—	—	—	—	65,258	—	—	65,258
From authorized but unissued shares	5,087	51	144,691	—	—	—	—	144,742
Repurchase of common stock	—	—	—	—	(24,063)	—	—	(24,063)
Exercise of stock options, including tax benefits	163	2	3,267	—	—	—	—	3,269
Cash dividends declared ($0.40 per share)	—	—	—	(8,069)	—	—	—	(8,069)
Unrealized loss on securities available-for-sale, net of tax	—	—	—	—	—	(130)	—	(130)
Repayment of debt	—	—	—	—	—	—	458	458
Net income	—	—	—	22,719	—	—	—	22,719

Balance at December 31, 1998	20,376	204	251,010	155,715	(25,157)	(202)	(3,759)	377,811
Issuance of common stock (FMAC acquisition):
From shares held in treasury	—	—	—	—	32,444	—	—	32,444
From authorized but unissued shares	12,212	122	204,456	—	—	—	—	204,578
Repurchase of common stock	—	—	—	—	(8,381)	—	—	(8,381)
Exercise of stock options, including tax benefits	41	—	498		—	—	—	498
Cash dividends declared ($0.30 per share)	—	—	—	(5,579)	—	—	—	(5,579)
Unrealized loss on securities available-for-sale, net of tax	—	—	—	—	—	(91)	—	(91)
Repayment of debt	—	—	—	—	—	—	950	950
Net income	—	—	—	28,964	—	—	—	28,964

Balance at December 31, 1999	32,629	326	455,964	179,100	(1,094)	(293)	(2,809)	631,194
Exercise of stock options, including tax benefits	11	—	94	—	—	—	—	94
Distribution of restricted shares	—	—	(13)	—	13	—	—	—
Cash dividends declared ($0.30 per share)	—	—	—	(9,780)	—	—	—	(9,780)
Unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	303	—	303
Repayment of debt	—	—	—	—	—	—	2,235	2,235
Net loss	—	—	—	(326,197)	—	—	—	(326,197)

Balance at December 31, 2000	32,640	$326	$456,045	($156,877)	($ 1,081)	$10	($ 574)	$297,849

(1)	Substantially restricted.

The accompanying notes are an integral part of these consolidated financial statements.

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2000	1999	1998
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (326,197)	$ 28,964	$ 22,719
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangible assets	20,766	13,687	11,372
Write-off of intangible assets—FMAC	192,622	—	—
Origination of loans and leases held-for-sale	(520,023)	—	—
Proceeds from securitizations and/or sales of loans and leases held-for-sale	1,459,558	937,457	—
Provision for losses on loans and leases and real estate owned	62,600	28,347	9,055
Depreciation and amortization of premises and equipment	8,617	7,860	6,780
Depreciation and amortization of investment in operating leased assets	69,350	35,590	6,612
Amortization of premiums, net of discount accretion	11,981	24,072	15,735
Accretion of retained interests in securitizations	(5,213)	(1,390)	(113)
Revaluation of FMAC-related assets	101,894	—	—
Revaluation of retained interests in auto securitizations	1,105	—	—
Loss (gain) on sale of assets and liabilities, net	52,606	(10,058)	(1,060)
(Increase) decrease in other assets	(81,424)	36,415	(6,863)
(Decrease) increase in other liabilities	(37,833)	9,074	(39,424)
Other, net	(1,051)	(3,705)	(3,426)

Net cash provided by operating activities	1,009,358	1,106,313	21,387

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of assets, net of cash and cash equivalents paid	(24,294)	—	—
Acquisition of subsidiaries, net of cash and cash equivalents (paid) received	—	(15,453)	82,129
Acquisition of deposits, net of premium paid	—	110,807	—
Proceeds from the sale of substantially all of the assets and certain liabilities of Bankers Mutual, net of cash and cash equivalents sold	30,879	—	—
Net (increase) decrease in loans and leases resulting from originations, net of repayments	(164,239)	(152,297)	451,171
Purchases of loans and leases, net	(27,849)	(1,136,658)	(948,132)
Purchases of mortgage-backed securities	(327,840)	(172,304)	(201,714)
Purchases of investment securities	(48,070)	(20,035)	(1,956)
Principal payments on mortgage-backed securities	99,717	149,494	284,627
Principal payments on investment securities	7,444	—	—
Proceeds from sale of mortgage-backed securities available-for-sale	239,965	—	239,707
Proceeds from sale of investment securities available-for-sale	230,041	—	2,357
Proceeds from maturities/calls of investment securities available-for-sale	45,298	—	—
Proceeds from maturities/calls of investment securities held-to-maturity	—	—	5,000
Proceed from retained interests in securitizations	6,585	2,569	911
Proceeds from sale of real estate owned	6,504	4,127	5,357
Additions to premises and equipment	(3,004)	(3,922)	(11,110)
Decrease (increase) in investment in stock of the Federal Home Loan Bank of San Francisco	37,645	13,043	(9,303)
Increase in investment in stock of the Federal Reserve Bank	(6,114)	(13,476)	—

Net cash provided by (used in) investing activities	$ 102,668	$(1,234,105)	$(100,956)

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	For the Year Ended December 31,
	2000	1999	1998
	(Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	$ 16,532	$ 343,182	$ (420,141)
Proceeds from advances from the Federal Home Loan Bank of San Francisco	1,950,500	3,725,100	5,320,200
Repayment of advances from the Federal Home Loan Bank of San Francisco	(2,514,000)	(4,011,100)	(4,833,170)
Proceeds from repurchase agreements	2,103,116	268,461	377,813
Repayment of repurchase agreements	(2,017,758)	(275,880)	(442,645)
Issuance of Subordinated Notes	—	50,000	—
Maturity of Senior Debentures	—	(50,000)	—
Net (decrease) increase in warehouse lines outstanding	(288,071)	234,129	—
Net decrease in other borrowings	(1,630)	(1,783)	(11,123)
Issuance of Capital Securities	—	—	90,000
Repurchase of common stock	—	(8,381)	(24,063)
Proceeds from issuance of common stock	94	498	3,269
Dividends paid to stockholders	(9,780)	(7,715)	(7,207)

Net cash (used in) provided by financing activities	(760,997)	266,511	52,933

Net increase (decrease) in cash and cash equivalents	351,029	138,719	(26,636)
Cash and cash equivalents at beginning of year	343,905	205,186	231,822

Cash and cash equivalents at end of year	$ 694,934	$ 343,905	$ 205,186

Cash paid during the year for:
Interest	$ 293,568	$ 255,814	$ 253,528
Income taxes	$ 3,468	$ —	$ 118
Supplemental non-cash investing and financing activities:
Loans transferred to real estate owned	$ 5,151	$ 3,319	$ 4,956
Loans transferred from held-for-investment to held-for-sale	$1,323,531	$ 915,146	$ —
Loans securitized and transferred to securities held-to- maturity	$ 268,172	$ —	$ —
Securities transferred from held-to-maturity to available-for- sale	$ 496,324	$ —	$ —
The acquisitions of assets/subsidiaries involved the following:
Common stock issued	$ —	$ 237,022	$ 210,000
Liabilities assumed	—	238,722	2,103,352
Fair value of assets acquired, other than cash and cash equivalents	(15,294)	(291,853)	(2,127,646)
Goodwill	(9,000)	(199,344)	(103,577)

Net cash and cash equivalents (paid) received	$ (24,294)	$ (15,453)	$ 82,129

The accompanying notes are an integral part of these consolidated financial statements.

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000

Note 1.    Summary of Significant Accounting Policies

    Nature of Operations

        Bay View Capital Corporation is a diversified bank holding company headquartered in San Mateo, California. Our principal subsidiary is Bay View Bank, N.A. Bay View Bank operates 57 full service branches throughout the San Francisco Bay Area and loan production offices throughout the United States. Bay View Bank offers personal and business banking services and deposit accounts through its branch network and provides multi-family and commercial real estate loans, consumer loans and leases and commercial lending throughout the United States. Bay View Securitization Corporation, FMAC 2000-A Holding Company and FMAC Franchise Receivables Corporation were formed for the purpose of issuing asset-backed securities through a trust. Bay View Capital I was formed for the purpose of issuing Capital Securities through a trust. FMAC Insurance Services operated as an insurance agency throughout the United States prior to February 28, 2001, when substantially all of its assets and liabilities were sold.

    Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of Bay View Capital Corporation, a bank holding company incorporated under the laws of the state of Delaware, and our wholly owned subsidiaries: Bay View Bank, N.A., a national bank; Bay View Securitization Corporation, a Delaware corporation; Bay View Capital I, a Delaware business trust; FMAC Insurance Services, a Delaware corporation; FMAC 2000-A Holding Company, a California corporation; and FMAC Franchise Receivables Corporation, a California Corporation. Bay View Bank includes its wholly owned subsidiaries: Bay View Acceptance Corporation, a Nevada corporation; Bay View Commercial Finance Group, a California corporation; Bay View Franchise Mortgage Acceptance Company, a California corporation; XBVBKRS, Inc., formerly Bankers Mutual, a California corporation; MoneyCare, Inc., a California corporation; and Bay View Auxiliary Corporation, a California corporation. Bay View Acceptance Corporation includes its wholly owned subsidiary, LFS-BV, Inc., a Nevada corporation. Effective March 1, 1999, Bay View Capital Corporation contributed the capital stock of Bay View Commercial Finance Group to Bay View Bank in conjunction with the March 1, 1999 conversion of Bay View Bank from a federally chartered capital stock savings bank to a national bank. Bay View Commercial Finance Group was previously a wholly owned subsidiary of Bay View Capital Corporation. Effective June 14, 1999, Bay View Credit and Ultra Funding, Inc., previously wholly owned subsidiaries of Bay View Acceptance Corporation, were merged into Bay View Acceptance Corporation. On June 30, 2000, substantially all of the assets and certain liabilities of Bankers Mutual were sold to Berkshire Mortgage Finance Limited Partnership. All significant intercompany accounts and transactions have been eliminated.

    Basis of Financial Presentation and Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, sometimes referred to as GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates particularly susceptible to possible changes in the near term relate to the determination of the allowance for losses on loans and leases, the carrying values of securities available-for-sale, loans and leases held-for-sale, investment in operating leased assets and deferred tax assets. An estimate of possible changes or range of possible changes cannot be made related to these items.
BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

    Cash and Cash Equivalents

        Cash and cash equivalents, as reported in the consolidated statements of financial condition and statements of cash flows, consist of highly liquid financial instruments, with maturities of 90 days or less at the time of purchase, that are readily convertible into cash and are so near their maturity that they present insignificant risk of changes in value.

        Generally, our banking depositories either pay interest on deposits or apply an imputed interest credit to deposit balances which is used as an offset to charges for banking services rendered. We have no compensating balance arrangements or lines of credit with banks. Bay View Bank is required to maintain reserves against customer deposits by keeping balances with the Federal Reserve Bank of San Francisco in a noninterest-earning cash account. Cash balances for Bay View Bank required to be held in reserve at the Federal Reserve Bank of San Francisco totaled approximately $25,000 at December 31, 2000 and $850,000 at December 31, 1999. The average required reserve balance for Bay View Bank totaled $25,000 in 2000 and $850,000 in 1999.

    Securities

        Securities classified as held-to-maturity are recorded at amortized cost, adjusted for the amortization of premiums and accretion of discounts, because we have the ability and intent to hold these securities to maturity. Securities that are held to meet investment objectives such as interest rate risk and liquidity management, but which may be sold as necessary to implement management strategies, are classified as available-for-sale and are reported at fair value. Fair value for these securities is obtained principally from published information or quotes by registered securities brokers. Securities for which quotes are not readily available are valued based on the present value of discounted estimated future cash flows. Retained interests and asset-backed securities related to our loan and lease securitizations are classified as securities available-for sale. We are not aware of an active market for the purchase and sale of these retained interests and asset-backed securities at this time, and accordingly, we estimated the fair value of the retained interests by calculating the present value of the estimated expected future cash flows to be received, using management’s best estimates of the key assumptions, including credit losses, prepayment speeds, and discount rates commensurate with the risks involved. At December 31, 2000 and 1999, there was no impairment relating to retained interests or asset-backed securities. We do not have a trading portfolio.

        Securities are identified as either available-for-sale or held-to-maturity at purchase and are accounted for accordingly. Unrealized losses on securities held-to-maturity are realized and charged against earnings when it is determined that a decline in value which is other than temporary has occurred. Net unrealized gains and losses on securities available-for-sale are excluded from earnings and reported, net of applicable income taxes, as a separate component of stockholders’ equity. Gains and losses on sales of securities are recorded in earnings at the time of sale and are determined by the difference between the net sale proceeds and the amortized cost of the security, using the specific identification method.

        Discounts and premiums on securities are amortized into interest income using a method approximating the effective interest method over the estimated life of the security, adjusted for actual prepayments. Interest on securities is accrued as income only to the extent considered collectible.

    Loans and Leases

        Loans and leases that we originate or purchase are identified as either held-for-sale or held-for-investment and are recorded at cost including premiums or discounts, deferred fees and costs and the allowance for losses, as applicable. Loans and leases classified as held-for-sale primarily consist of fixed-rate franchise loans. Loans and leases classified as held-for-sale are carried at the lower of cost or market on an aggregate basis for each loan and lease type. Market value for these loans and leases is based on prices for similar loans and leases in the secondary whole loan or securitization markets. Interest on loans and leases is accrued as income only to the extent considered collectible. Loans and leases classified as held-for-investment are carried at amortized cost and are not adjusted to the lower of cost or market because we have the ability and the intent to hold these loans and leases to maturity. Generally, we discontinue interest accruals on loans and leases 90 days or more past due. Interest income on nonaccrual loans and leases is recognized on a cash basis when received.

        We charge fees for originating loans and leases at the time the loan or lease is granted. We recognize these origination fees, net of certain direct costs and standard costs where applicable, as a yield adjustment over the life of the related loan or lease using the effective interest method or an approximate equivalent if not materially different. Amortization of net deferred origination fees is discontinued on nonperforming loans and leases. When a loan or lease is sold or paid off, unamortized net deferred origination fees are included in income at that time.

        Impairment of a loan occurs when, based on current information and events, it is probable that we are unable to collect all amounts due according to the contractual terms of the loan agreement. We consider nonperforming loans and troubled debt restructurings as impaired loans. Nonperforming loans are defined as loans 90 days or more delinquent as to principal and interest payments unless the principal and interest are well secured and in the process of collection. We also designate loans less than 90 days delinquent as nonperforming when the full collection of principal and/or interest is doubtful. Troubled debt restructurings are loans which have been modified based upon interest rate concessions and/or payment concessions. Large groups of homogeneous loans are collectively evaluated for impairment. We consider our single-family residential and consumer loans, including auto and home equity loans, as homogeneous loans.

        Charge-offs are recorded on impaired loans for the difference between the valuation of the loan and the recorded investment, net of any specific reserves. In determining charge-offs for specific loans, management evaluates the creditworthiness and financial status of the borrower and also analyzes cash flows and current property appraisals. Impaired loans are measured based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Our impaired real estate-based loans are generally measured based on the fair value of the collateral because they are collateral dependent. We recognize interest income on impaired loans on a cash basis when received.

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
BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

    Loan Sales and Servicing

        We record a servicing asset for the present value of any retained interest in a transferred asset representing servicing fees net of related costs. Retained interest in excess of such servicing fees is recorded on a net present value basis and is classified as an available-for-sale security at fair value. At December 31, 2000 and 1999, there was no impairment relating to servicing assets. Amortization of servicing assets and any related impairments are included in noninterest income and noninterest expense as the associated servicing revenue is received and expenses are incurred.

        Gains or losses on the securitizations and/or sales of loans and leases are recorded in earnings at the time of the transaction when control over the loans and leases is surrendered and consideration other than beneficial interests in the loans and leases is received.

    Investment in Operating Leased Assets

        We purchase autos subject to leases which are characterized as operating leases. The corresponding asset is recorded as a fixed asset and depreciated over the lease term to its estimated residual value. This depreciation and other related expenses, including the amortization of initial direct costs which are deferred and amortized over the lease term, are classified as noninterest expense. Lease payments received are recorded as noninterest income. Gross leased asset balances were $574.9 million at December 31, 2000 and $500.0 million at December 31, 1999. Accumulated depreciation and amortization related to the leased assets totaled $95.1 million at December 31, 2000 and $36.9 million at December 31, 1999. At December 31, 2000, future minimum lease payments to be received by us under operating leases were $94.8 million, $82.5 million, $54.9 million, $24.0 million, and $4.4 million for the years ending December 31, 2001, 2002, 2003, 2004, and 2005 respectively.

        We continually review and adjust, as necessary, the estimated residual value relating to our leased assets through an evaluation of factors such as prevailing economic conditions, historical loss experience, delinquencies and projected residual value. During June 2000 we ceased originating or purchasing auto leased assets. The estimated residual value on our leased assets was $309.6 million at December 31, 2000 and $289.9 million at December 31, 1999.

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

    Securities Sold Under Agreements to Repurchase

        We enter into sales of securities under agreements to repurchase which are considered financing activities. The obligations to repurchase the securities are reflected as liabilities, and the related underlying securities for the agreements, which are pledged as collateral and held by the counterparties, are reflected as securities due from the creditor when the creditor has the right to transfer or pledge the collateral.

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

    Risk Management Instruments

        We use risk management instruments to modify interest rate characteristics of certain assets or liabilities to hedge against our exposure to interest rate fluctuations, reducing the effects these fluctuations might have on associated cash flows or values. Risk management instruments, also referred to as derivative instruments, must qualify and be designated as hedges upon their inception and must be effective throughout the hedge period in order to receive hedge accounting treatment. To qualify as hedges, among other things, risk management instruments must be linked to specific assets or liabilities or pools of similar assets or liabilities.
BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        On October 1, 2000, we adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivatives and Hedging Activities”. Statement No. 133 establishes accounting and reporting standards for derivative instruments and requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the statement of financial condition as either an asset or liability measured at its fair value. Statement No. 133 further dictates that the accounting treatment for gains or losses from changes in the derivative instrument’s fair value is contingent on whether the derivative instrument qualifies as a hedge under the standard. If the derivative instrument does not qualify as a hedge, the gains or losses are reported in the consolidated statement of income when they occur. If the derivative instrument qualifies as a hedge under the standard, depending on the type of risk being hedged, the gains and losses are either reported in the consolidated statement of income, offsetting the fair value change in the hedged item, or reported as accumulated other comprehensive income in the equity section of the consolidated statement of financial condition. The standard further requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Upon our adoption of Statement No. 133, we incurred a $1.2 million after-tax loss.

        Our free standing derivative instruments consist of interest rate exchange agreements, or “swaps”, Treasury futures contracts, forward contracts, and interest rate option contracts, commonly referred to as “caps”. (See Note 20 for a description of the primary characteristics of these derivative instruments). Effective with the adoption of Statement No. 133, these derivatives are not treated as hedge instruments and are being carried at fair value, with changes in such fair value charged or credited to our earnings.

        Amounts payable or receivable for a portion of our interest rate swaps are accrued with the passage of time, the effect of which is included in interest income or expense. The amounts payable or receivable associated with our Treasury futures are settled daily. If a hedged asset or liability is sold or paid off before maturity of the hedging interest rate derivative, the derivative is closed out or settled, and any net settlement amount upon the close-out or termination of the interest rate derivative is recognized in earnings.

        In connection with our use of risk management instruments, we are exposed to potential losses (credit risk) in the event of nonperformance by the counterparties to the agreements. We manage the credit risk associated with our risk management instruments by adhering to a strict counterparty selection process and by establishing maximum exposure limits with each individual counterparty. We do not anticipate nonperformance by our counterparties.

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

        We account for our stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25. Under the intrinsic value method, compensation cost is generally the excess, if any, of the quoted market price of the stock at the grant or other measurement date over the exercise price. See Note 18 for a pro forma presentation of our net income and earnings per share had compensation cost related to our stock option awards been determined under the fair value method.
BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

    Earnings Per Share

        Basic earnings per share are calculated by dividing net earnings or loss for the period by the weighted-average common shares outstanding for that period. There is no adjustment to the number of outstanding shares for potential dilutive instruments, such as stock options. Diluted earnings per share takes into account the potential dilutive impact of such instruments and uses the average share price for the period in determining the number of incremental shares to add to the weighted-average number of shares outstanding.

        The following table illustrates the calculation of basic and diluted earnings per share for the periods indicated:

	For the Year Ended December 31,
	2000	1999	1998
	(Amounts in thousands, except per share amounts)
Net earnings (loss) available to common stockholders	$(326,197)	$28,964	$22,719
Weighted-average basic shares outstanding	32,634	21,169	20,035
Add: Dilutive potential common shares	—	146	300

Weighted-average diluted shares outstanding	32,634	21,315	20,335

Basic earnings (loss) per share	$ (10.00)	$ 1.37	$ 1.13

Diluted earnings (loss) per share	$ (10.00)	$ 1.36	$ 1.12

    Recent Accounting Pronouncements

        In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” which replaces Statement No. 125. This statement, while not changing most of the guidance originally issued in Statement No. 125, revises the standards for accounting for securitizations and other transfers and requires certain additional disclosures related to the transferred assets. Certain provisions of the statement related to the recognition, reclassification, and disclosure of collateral, as well as the disclosure of securitization transactions, became effective as of December 31, 2000. Other provisions related to the transfer and servicing of financial assets and extinguishment of liabilities are effective for transactions occuring after March 31, 2001. Based on current operations, we believe that the application of this statement will not have a material impact on our financial position or results of operations.

    Reclassifications

        In addition to the reclassifications discussed in Principles of Consolidation above, certain other reclassifications have been made to prior year balances in order to conform to the current year presentation. Such reclassifications had no effect on the results of operations or stockholders’ equity.

Note 2.    Merger and Acquisition-Related Activity

        Franchise Mortgage Acceptance Company

        We completed our acquisition of Franchise Mortgage Acceptance Company and its wholly owned division, Bankers Mutual, collectively referred to as FMAC, on November 1, 1999. Under the terms of the agreement, as amended, we acquired all of the common stock of FMAC for consideration valued at approximately $285 million. Each share of FMAC common stock was exchanged for, at the election of the holder, either $9.80 in cash or 0.5444 shares of our common stock. In total, cash elections were limited to 15% of the shares of FMAC common stock outstanding immediately prior to closing and the elections for our common stock were limited to 85% of the shares of FMAC common stock outstanding immediately prior to closing. We paid approximately $48 million in cash, including payments for certain acquisition costs, and issued 13,868,805 shares of our common stock, a portion of which were issued from our shares in treasury. Upon consummation of the acquisition, we contributed substantially all of FMAC’s assets and liabilities to newly formed subsidiaries of Bay View Bank. The acquisition of FMAC was accounted for under the purchase method of accounting. The amount of goodwill recorded as of the merger date, which represented the excess of the total purchase price over the estimated fair value of net assets acquired, was approximately $199 million. This amount was associated entirely with FMAC’s lending operations, which was the core business acquired, and was initially amortized on a straight-line basis over 15 years.

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

	For the Year Ended December 31,
	1999	1998
	(Dollars in thousands, except per share amounts)
	(Unaudited)
Net interest income	$ 170,667	$ 157,975
Provision for losses on loans and leases	(50,406)	(11,758)
Noninterest income	125,748	81,530
Noninterest expense	(250,458)	(194,807)
Income tax expense	(5,252)	(21,059)

Net (loss) income	$ (9,701)	$ 11,881

Basic (loss) earnings per share	$ (0.28)	$ 0.35

Diluted (loss) earnings per share	$ (0.28)	$ 0.35

        The pro forma combined net loss for the year ended December 31, 1999 of $9.7 million consists of our net income of $29.0 million and a net loss for FMAC of $25.6 million, less pro forma adjustments of $13.1 million. The pro forma combined net income for the year ended December 31, 1998 of $11.9 million consists of our net income of $22.7 million and net income for FMAC of $8.3 million, less pro forma adjustments of $19.1 million. Significant pro forma adjustments include the reduction in net interest income from a sale of a portion of Bay View Bank’s loan portfolio in contemplation of the acquisition, the interest and other costs associated with the issuance of $50 million in Subordinated Notes by Bay View Bank to partially finance the acquisition, the amortization expense relating to goodwill generated as a result of the acquisition, and the income tax benefit associated with the pro forma adjustments.

    Goodman Factors, Inc.

        On February 1, 2000, we acquired the assets and operations of Goodman Factors, Inc., a Texas-based general purpose factoring company for a total purchase price of $24.3 million. The average balance of the factoring receivable assets acquired was approximately $17.5 million. The amount of goodwill related to this acquisition was approximately $9.0 million, which is being amortized on a straight-line basis over 12 years. This goodwill amount represents the excess of the total purchase price over the estimated fair value of net assets acquired.

    Luther Burbank Savings Branches

        On July 8, 1999, we announced a definitive agreement with Luther Burbank Savings, a savings bank headquartered in Santa Rosa, California, to acquire Luther Burbank Savings’ Mill Valley and Novato, California branches. These two branches represented approximately $117 million in deposits. In accordance with the agreement, we paid a 5.25% deposit premium. The transaction closed on September 25, 1999 and these two branches are now operating as Bay View Bank branches. The amount of goodwill and core deposit intangibles recorded as of the acquisition date was approximately $6 million, which is being amortized on a straight-line basis over 10 years.

    America First Eureka Holdings, Inc.

        We completed our acquisition of America First Eureka Holdings, Inc., sometimes referred to as AFEH, and its wholly owned subsidiary, EurekaBank, a federal savings bank, on January 2, 1998. Pursuant to the Merger Agreement, we paid $90 million in cash and $210 million in common stock (8,076,923 shares of our common stock, a portion of which were issued from our treasury shares) to America First Financial Fund 1987—A Limited Partnership, the sole shareholder of AFEH, for a total purchase price of $300 million. The number of common shares issued was based on the average value of our common stock for the 20 full trading days ending on the fifth business day prior to the merger closing date. Based on the average value of our common stock during this period and pursuant to the Merger Agreement, the number of common shares issued was determined by dividing $210 million by $26.00 per share.

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

    Concord Growth Corporation

        We completed our acquisition of EXXE Data Corporation and its wholly owned commercial finance subsidiary, Concord Growth Corporation, on March 17, 1997. At the close of the transaction, EXXE became a stand-alone subsidiary of Bay View Capital Corporation. Subsequent to the close of the transaction, EXXE was merged into Concord Growth Corporation and liquidated and Concord Growth Corporation became a first-tier, stand-alone subsidiary of Bay View Capital Corporation. The former holders of EXXE capital stock, warrants and options received an initial aggregate cash payment of $19.8 million and were entitled to potential future cash payments of up to $34 million, expiring in 2000, depending upon the financial performance of Concord Growth Corporation. We accrued for cash payments of $10.0 million pursuant to this agreement in 2000 which are considered part of the initial purchase price. A cash payment of $9.0 million was made in January 2001 and a final payment of $700,000 is anticipated during the second quarter of 2001. The balance of $300,000 will be used to discharge certain pre-acquisition legal liabilities of Concord Growth Corporation. There were no cash payments made during 1999 or 1998. The acquisition was accounted for under the purchase method of accounting effective April 1, 1997. The total purchase price exceeded the estimated fair value of net assets acquired by approximately $22 million, which was recorded as goodwill and which is being amortized on a straight-line basis over 15 years. During 1998, Concord Growth Corporation was renamed Bay View Commercial Finance Group. All references to this subsidiary from this point forward herein will reflect its new name. Effective March 1, 1999, Bay View Capital Corporation contributed the capital stock of Bay View Commercial Finance Group to Bay View Bank in conjunction with the March 1, 1999 conversion of Bay View Bank from a federal stock savings bank to a nationally chartered commercial bank.

Note 3.    Restructuring Charges

        On September 11, 2000, we announced the restructuring of our franchise lending division, FMAC, which was acquired in November of 1999. The restructuring of the franchise lending division was effective as of September 30, 2000. The restructuring involved the termination of approximately 146 related production and marketing personnel, of which 116 were terminated as of September 30, 2000. Restructuring charges for the division totaled $9.2 million as of December 31, 2000, and consisted primarily of $4.1 million of severance and other involuntary termination benefits, $1.3 million of occupancy-related charges and $3.8 million of severance and other facility and ancillary costs. Accrued restructuring liabilities at December 31, 2000 were $4.3 million.

Note 4.    Regulatory Matters

        During the third quarter of 2000, we entered into formal agreements with the Office of the Comptroller of the Currency, sometimes referred to as the OCC, and the Federal Reserve Bank of San Francisco.

        The agreement between Bay View Bank and the OCC was dated September 6, 2000. The provisions of this agreement, among other things, require that Bay View Bank’s Board of Directors adopt a new budget as well as new strategic, earnings and capital plans. The new strategic plan establishes objectives for Bay View Bank’s overall risk profile, earnings performance, growth, and capital adequacy. In addition, a provision of the agreement states that Bay View Bank may not declare or distribute any dividends without the prior written approval of the OCC.

        The agreement between Bay View Capital Corporation and the Federal Reserve Bank was dated September 28, 2000. The provisions of this agreement, among other things, also require that we adopt a new budget and new strategic, earnings and capital plans. The agreement also states that the we may not declare or pay any cash or stock dividends or make any interest payments on our Capital Securities without the prior written approval of the Federal Reserve Bank. The agreement further requires the prior written approval of the Federal Reserve Bank to increase the principal balance of any category of debt above the levels outstanding as of June 30, 2000. Finally, we may not repurchase any stock without the prior written approval of the Federal Reserve Bank.

        At December 31, 2000, Bay View Capital Corporation exceeded the minimum requirements for Total and Tier 1 risk-based capital while its Tier 1 leverage ratio of 3.47% fell below the minimum required amount. Accordingly, in January 2001, we filed a capital plan, pursuant to the terms of our regulatory agreement with the Federal Reserve Bank of San Francisco, indicating our intention to meet the required minimum capital ratios by March 31, 2001 and maintain appropriate capital levels thereafter. This capital plan has yet to be approved by the Federal Reserve Board. At this time, the financial impact, if any, of the regulatory actions that may result from our failure to meet the minimum capital requirements cannot be determined. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.
BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Additionally, execution of this capital plan depends on certain future events and circumstances, the outcome of which cannot be guaranteed. Nevertheless, management believes, at this time, that the institution will meet all the provisions of the plan and therefore achieve the plan’s regulatory capital goals. Significant aspects of the capital plan include utilizing excess cash to pay off specific fundings, thereby reducing assets to improve the leverage ratio. In addition, the plan includes the realization of contingent gains during the first quarter of 2001 primarily related to securities sold in December 2000.

Note 5.    Investment Securities

        All investment securities were classified as either available-for-sale or held-to-maturity at December 31, 2000 and 1999. We did not maintain a trading portfolio during 2000, 1999 or 1998. The following tables illustrate our investment securities as of the dates indicated:

	At December 31, 2000
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
	(Dollars in thousands)
Available-for-sale:
Federal National Mortgage Association stock	$ 580	$ 249	$—	$ 829
Asset-backed securities	3,950	—	—	3,950
Retained interests in securitizations	28,437	—	207	28,230

	$32,967	$ 249	$(207)	$33,009

	At December 31, 1999
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
	(Dollars in thousands)
Available-for-sale:
Federal National Mortgage Association stock	$ 579	$ —	$ (7)	$ 572
Asset-backed securities	5,393	—	—	5,393
Retained interests in securitizations	43,098	—	—	43,098

	$49,070	$ —	$ (7)	$49,063

Held-to-maturity:
Federal Home Loan Bank callable notes	$ 9,997	$ —	$(169)	$ 9,828

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following tables illustrate activity in our retained interests in loan and lease securitizations for the periods indicated:

	For the Year Ended December 31, 2000
	Beginning Balance	2000 Securitizations	Cash Received	Accretion	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Ending Balance
	(Dollars in thousands)
1994-A	$ 1,052	$ —	$ (382)	$ 134	$ 7	$—	$ 811
1995-A	446	—	(21)	46	(189)	—	282
1996-A	5,251	—	(11)	657	(5,486)	—	411
1997-A	681	—	—	60	(741)	—	—
1997-B	626	—	—	28	(654)	—	—
1997-C	216	—	—	15	(231)	—	—
1997-RA-1	2,907	—	(4,160)	177	1,076	—	—
1998-A	534	—	—	19	(553)	—	—
1998-B	5,560	—	(888)	258	(4,615)	—	315
1998-C	6,700	—	(731)	772	(4,872)	—	1,869
1998-D	7,203	—	(153)	1,217	(3,674)	—	4,593
1998-1	1,809	—	—	(401)	(1,408)	—	—
1999-LG-1	10,113	—	—	1,485	(2,181)	(207)	9,210
2000-A	—	12,452	—	429	(6,768)	—	6,113
2000-LJ-1	—	4,341	(239)	524	—	—	4,626

Totals	$43,098	$16,793	$(6,585)	$5,420	$(30,289)	$(207)	$28,230

	For the Year Ended December 31, 1999
	Beginning Balance	FMAC Balances Acquired on 11/1/99	1999 Securitizations	Cash Received	Accretion	Ending Balance
	(Dollars in thousands)
1994-A	$ —	$ 1,081	$ —	$ (61)	$ 32	$ 1,052
1995-A	—	474	—	(42)	14	446
1996-A	—	5,098	—	(1)	154	5,251
1997-A	—	661	—	—	20	681
1997-B	—	608	—	—	18	626
1997-C	—	210	—	—	6	216
1997-RA-1	4,641	—	—	(2,149)	415	2,907
1998-A	—	518	—	—	16	534
1998-B	—	5,547	—	(154)	167	5,560
1998-C	—	6,652	—	(162)	210	6,700
1998-D	—	6,992	—	—	211	7,203
1998-1	—	1,757	—	—	52	1,809
1999-LG-1	—	—	10,038	—	75	10,113

Totals	$4,641	$29,598	$10,038	$(2,569)	$1,390	$43,098

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table illustrates the significant assumptions utilized in the valuation of retained interests as of the dates indicated:

	At December 31, 2000		At December 31, 1999
	Auto Loans	Franchise Loans	Auto Loans	Franchise Loans
Weighted-average discount rate	14.00%	18.00%	13.90%	18.00%
Range of projected annual credit losses	0.90%–1.75%	0.00%–13.45%	0.85%–2.00%	—
Range of projected cumulative credit losses	1.61%–2.46%	0.05%–22.59%	1.19%–2.71%	—
Prepayment speed	1.6 ABS	2.5 CPR	1.6 ABS	—

        The losses realized during the year ended December 31, 2000 on our retained interests in loan and lease securitizations were due to other than temporary declines in the estimated values of these securities. These declines in value were primarily attributable to higher than projected credit losses resulting from a deterioration in the credit quality of the underlying loans during the year. At December 31, 1999, the discount rate on franchise loan and lease securitizations included an inherent credit loss and prepayment assumption consistent with industry averages at that time.

        Upon our adoption of Statement No. 133, we identified and transferred $256.4 million of certain asset-backed securities generated by our on-balance sheet franchise loan securitization classified as held-for-investment to our available-for-sale portfolio. These securities were subsequently sold during December 2000.

        Proceeds from sales of investment securities classified as available-for-sale were $230.0 million. Gross losses of $26.4 million were realized on these sales. There were no sales of investment securities in 1999. Proceeds from sales of investment securities classified as available-for-sale during 1998 were $2.4 million. Gross gains of $202,000 were realized on these sales. There were no sales of investment securities classified as held-to-maturity during 2000, 1999 or 1998.

        In 2000, we purchased Federal Home Loan Bank callable notes with a total par value of $35.3 million. In 1999, we purchased a Federal Home Loan Bank callable note with a par value of $10.0 million. During 2000, all of our Federal Home Loan Bank callable notes, with a total par value of $45.3 million, were called.

        We use certain qualified types of investment securities as full or partial collateral for borrowings, including advances from the Federal Home Loan Bank of San Francisco. There were no pledged investment securities at December 31, 2000. The par value of pledged investment securities at December 31, 1999 was $10.0 million.
BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6.    Mortgage-backed Securities

        We hold mortgage-backed securities issued by government-chartered agencies, including Fannie Mae, Freddie Mac and the Government National Mortgage Association and by non-public financial intermediaries. The mortgage-backed securities portfolio also includes senior tranches of private-issue collateralized mortgage obligations. All mortgage-backed securities were classified as either available-for-sale or held-to-maturity at December 31, 2000 and 1999. The following table illustrates our mortgage-backed securities, including securities due from creditor, as of the dates indicated:

	At December 31, 2000
	Amortized Cost	Gross Gains	Unrealized (Losses)	Fair Value
	(Dollars in thousands)
Available-for-sale:
Fannie Mae	$ 340	$ 1	$ —	$ 341
Collateralized mortgage obligations	262	—	(25)	237

Total available-for-sale	602	1	(25)	578

Held-to-maturity:
Fannie Mae	165,210	321	(2,015)	163,516
Freddie Mac	84,646	34	(1,271)	83,409
Government National Mortgage Association	377,444	10,174	(62)	387,556
Issued by other financial intermediaries	11,827	41	(65)	11,803
Collateralized mortgage obligations	2,923	—	(10)	2,913

Total held-to-maturity	642,050	10,570	(3,423)	649,197

Total	$642,652	$10,571	$ (3,448)	$649,775

	At December 31, 1999
	Amortized Cost	Gross Gains	Unrealized (Losses)	Fair Value
	(Dollars in thousands)
Available-for-sale:
Fannie Mae	$ 517	$ —	$ (13)	$ 504
Government National Mortgage Association	9,795	—	(156)	9,639
Collateralized mortgage obligations	336	—	—	336

Total available-for-sale	10,648	—	(169)	10,479

Held-to-maturity:
Fannie Mae	195,550	15	(5,387)	190,178
Freddie Mac	102,090	10	(2,893)	99,207
Government National Mortgage Association	174,379	8	(2,435)	171,952
Issued by other financial intermediaries	20,633	156	(44)	20,745
Collateralized mortgage obligations	151,582	—	(8,080)	143,502

Total held-to-maturity	644,234	189	(18,839)	625,584

Total	$654,882	$ 189	$(19,008)	$636,063

        The weighted-average yields on mortgage-backed securities classified as available-for-sale and held-to-maturity at December 31, 2000 were 6.11% and 7.45%, respectively. The weighted-average yields on mortgage-backed securities classified as available-for-sale and held-to-maturity at December 31, 1999 were 5.88% and 6.50%, respectively.
BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The amount of adjustable-rate mortgage-backed securities was $52.9 million at December 31, 2000 and $78.9 million at December 31, 1999. We use mortgage-backed securities as full or partial collateral for advances from the Federal Home Loan Bank of San Francisco, repurchase agreements and interest rate exchange agreements. The total par value of pledged mortgage-backed securities was $481.6 million at December 31, 2000 and $549.6 million at December 31, 1999.

        Upon our adoption of Statement No. 133, during 2000 we identified and transferred $231.0 million of certain mortgage-backed securities issued by the Government National Mortgage Association and other financial intermediaries classified as held-for-investment to our available for sale portfolio. These securities were subsequently sold during December 2000.

        Proceeds from sales of mortgage-backed securities classified on available-for-sale during 2000 were $240.0 million. Gross gains of $2.5 million and gross losses of $2.4 million were realized on these sales. There were no sales of mortgage-backed securities classified as available-for-sale during 1999. Proceeds from sales of mortgage-backed securities classified as available-for-sale during 1998 were $239.7 million. Gross gains of $2.0 million and gross losses of $206,000 were realized on these sales. There were no sales of mortgage-backed securities classified as held-to-maturity during 2000, 1999 or 1998.

        The amortized cost and fair value of mortgage-backed securities classified as available-for-sale and held-to-maturity at December 31, 2000, categorized by remaining contractual maturity, are illustrated in the following table. Expected remaining maturities of mortgage-backed securities will generally differ from contractual maturities because borrowers may have the right to prepay obligations with or without penalties.

	At December 31, 2000
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$ —	$ —
Due after one year through five years	918	942
Due after five years through ten years	85,699	84,603
Due after ten years	556,035	564,230

Total	$642,652	$649,775

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.    Loans and Leases

        The following table illustrates our loan and lease portfolio as of the dates indicated:

	December 31,
	2000	1999
	(Dollars in thousands)
Loans and leases receivable:
Retail platform:
Single-family mortgage loans	$ 383,140	$ 908,950
Home equity loans and lines of credit	302,897	648,676
Auto loans	287,020	496,901

Total retail loans	973,057	2,054,527
Commercial platform:
Multi-family mortgage loans	611,484	622,835
Commercial mortgage loans	339,764	365,712
Franchise loans	443,622	917,281
Asset-based loans, factoring loans and commercial leases	353,362	254,671
Business loans	81,365	72,977

Total commercial loans and leases	1,829,597	2,233,476

Gross loans and leases held-for-investment	2,802,654	4,288,003
Premiums and discounts and deferred fees and costs, net	22,878	59,404
Allowance for losses on loans and leases	(73,738)	(52,161)

Loans and leases held-for-investment, net	$2,751,794	$4,295,246
Loans and leases held-for-sale(1)	345,207	66,247

Loans and leases receivable	$3,097,001	$4,361,493

(1)	Includes loans with an unpaid principal balance of $388.3 million at December 31, 2000 and $66.2 million at December 31, 1999.

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

        During 2000, we sold $423.2 million of single-family mortgage loans, $244.0 million of high loan-to-value home equity loans, $120.0 million of franchise loans, $58.5 million of multi-family mortgage loans, $49.1 million of auto loans, and $26.5 million of commercial equipment leases. During 1999, we sold $450.0 million of multi-family COFI-based loans, $104.8 million of single-family COFI-based loans, $79.9 million in Bankers Mutual multi-family production, and $43.2 million of home equity loans. There were no loan sales in 1998.

        During 2000, we securitized and sold $356.6 million of auto loans and completed a $268.2 million on-balance sheet franchise loan securitization that effectively transferred these loans to investment securities (see Note 5). During 1999, we securitized and sold $247 million of auto loans. In all of these securitizations, we retained servicing responsibilities and subordinated interests. The investors and the securitization trusts have no recourse to our other assets for failure of debtors to pay when due. Our retained interests are subordinate to investor’s interests. Their value is subject to credit, prepayment, and interest rate risks on the transferred financial assets. In 2000, we recognized pre-tax losses of $9.1 million related to the revaluation of our retained interests in our auto loan securitizations combined with charges associated of excised of the clean up call on our 1997 auto loan securitization. No gain or loss was recognized on the on-balance sheet securitization of franchise loans. In 1999, we recognized $5.2 million in pre-tax gains on the securitization of auto loans. There were no loan securitizations in 1998.

        We serviced participating interests in single-family, multi-family, franchise, and auto loans and leases that we securitized and/or sold of $2.9 billion at December 31, 2000 and $6.0 billion at December 31, 1999. At December 31, 2000, we had outstanding recourse and subordination contingencies relating to $37.7 million of loans and leases sold. At December 31, 1999, we had outstanding recourse and subordination contingencies relating to $2.2 billion of loans and leases securitized and/or sold, including $2.1 billion in multi-family loans sold by Bankers Mutual under Fannie Mae’s Delegated Underwriting and Servicing program. We sold the servicing of the Bankers Mutual multi-family loans in connection with the sale of our Bankers Mutual subsidiary on June 30, 2000 (see Note 2).

        The aggregate amount of servicing assets arising from loans and leases securitized and/or sold totaled $15.4 million at December 31, 2000 and $62.1 million at December 31, 1999. Significant assumptions utilized in the December 31, 2000 valuation of franchise loan servicing assets included a weighted-average discount rate of 13.0%, annual prepayment speeds ranging from 2.8% to 8.3%, a weighted-average servicing fee of 0.29% and an average servicing cost of $1,000 per loan. Significant assumptions utilized in the December 31, 1999 valuation of franchise loan servicing assets included a weighted-average discount rate of 12.0%, annual prepayment speeds ranging from 0.5% to 5.5%, a weighted-average servicing fee of 0.27% and an average servicing cost of $350 per loan. Significant assumptions utilized in the December 31, 1999 valuation of multi-family mortgage loan servicing assets included a weighted-average discount rate of 12.0%, annual prepayment speeds ranging from 0.5% to 10.0%, a weighted-average servicing fee of 0.19% and an average servicing cost of $2,000 per loan.

        Impaired loans and leases, consisting entirely of nonaccrual loans and leases, totaled $100.1 million at December 31, 2000, $22.9 million at December 31, 1999 and $14.7 million at December 31, 1998. Interest on nonaccrual loans and leases that was not recorded in income was $6.7 million for the year ended December 31, 2000, $736,000 for 1999 and $492,000 for 1998. We recognized $5.1 million in actual interest on nonaccrual loans and leases for the year ended December 31, 2000. Actual interest that we recognized on nonaccrual loans and leases was not significant in 1999 or 1998. At December 31, 2000, we had no commitments to lend additional funds to these borrowers. The average investment in loans and leases for which impairment was determined in accordance with Statement No. 114 was $55.4 million for the year ended December 31, 2000, $15.5 million for 1999 and $15.2 million for 1998.
BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table includes off-balance sheet amounts related to securitized financial assets and illustrates delinquencies, net charge-offs, and components of securitized financial assets and other assets managed together with them:

	Gross Loan Principal Balance		Principal Amount of Loans Delinquent 60 Days or More		Net Charge-offs
	At December 31,				For the Year Ended December 31,
	2000	1999	2000	1999	2000	1999
	(Dollars in thousands)
Mortgage loans	$1,343,295	$1,928,782	$ 15,432	$ 9,891	$ 204	$ 220
Home equity loans	302,897	648,676	8,465	7,957	14,857	18,038
Auto loans(1)	680,401	770,984	1,944	2,039	7,074	7,002
Franchise loans and leases (1)	2,929,250	2,979,554	353,216	50,305	21,432	2,055
Asset-based loans, factoring loans, commercial leases and business loans	434,727	327,648	6,872	1,639	10,985	2,945

Total loans managed or securitized	$5,690,570	$6,655,644	$385,929	$71,831	$54,552	$30,260

Less:
Loans and leases securitized	2,542,709	2,301,394
Loans and leases held-for-sale	345,207	66,247

Gross loans and leases held-for- investment	$2,802,654	$4,288,003

(1)	Includes off-balance sheet amounts associated with securitized assets.
BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table illustrates our allowance for losses on loans and leases, as well as the changes thereto, as of and for the periods indicated:

	At and For the Year Ended December 31,
	2000	1999	1998
	(Dollars in thousands)
Balance at beginning of year	$ 52,161	$ 45,405	$ 38,458
Reserves related to entity and asset acquisitions	—	8,256	11,374
Transfers of loans to held-for-sale	(15,210)	(2,656)	—
Charge-offs:
Mortgage	(422)	(827)	(2,480)
Home equity	(18,014)	(19,568)	(7,152)
Auto	(2,953)	(7,674)	(8,604)
Asset-based loans, factoring loans and commercial leases	(4,425)	(3,176)	(828)
Franchise	(1,128)	—	—
Business	(7,926)	—	—

	(34,868)	(31,245)	(19,064)
Recoveries:
Mortgage	218	607	2,290
Home equity	3,157	1,530	456
Auto	1,488	1,722	2,599
Asset-based loans, factoring loans and commercial leases	1,366	231	178
Franchise	2,826	—	—

	9,055	4,090	5,523

Net charge-offs	(25,813)	(27,155)	(13,541)
Provision for losses on loans and leases	62,600	28,311	9,114

Balance at end of year	$ 73,738	$ 52,161	$ 45,405

Allowance for losses on loans and leases:
Mortgage	$ 7,111	$ 3,317	$ 11,305
Home equity	9,591	21,976	15,541
Franchise	32,438	10,474	—
Auto	2,593	5,877	6,780
Asset-based loans, factoring loans and commercial leases	10,170	7,399	3,352
Unallocated	11,835	3,118	8,427

Total	$ 73,738	$ 52,161	$ 45,405

        An allowance for losses on loans and leases was provided for all impaired loans and leases at December 31, 2000, 1999 and 1998. The portion of the total allowance for loan and lease losses that was attributable to impaired loans was $31.1 million at December 31, 2000, $4.9 million at December 31, 1999 and $1.0 million at December 31, 1998.

        At December 31, 2000 and 1999, mortgage loans aggregating $869.1 million and $852.4 million, respectively, were pledged as collateral for advances from the Federal Home Loan Bank of San Francisco. Also, $127.3 million and $436.3 million, of franchise loans were pledged as collateral for our warehouse line at December 31, 2000 and 1999, respectively.
BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.    Premises and Equipment

        The following table illustrates our premises and equipment as of the dates indicated:

	At December 31,
	2000	1999
	(Dollars in thousands)
Land	$ 1,658	$ 1,658
Buildings	2,987	2,756
Capitalized leases	—	3,979
Leasehold improvements	16,771	17,380
Furniture and equipment	32,758	36,559
Other	18	97

	54,192	62,429
Less:
Accumulated depreciation and amortization	(36,889)	(35,213)

Total	$ 17,303	$27,216

        Depreciation and amortization expense related to premises and equipment totaled $8.6 million for the year ended December 31, 2000, $7.9 million for 1999 and $6.8 million for 1998.

Note 9.    Intangible Assets

        The following table illustrates our intangible assets as of the dates indicated:

	At December 31,
	2000	1999
	(Dollars in thousands)
Core deposit intangibles	$ 13,849	$ 13,849
Goodwill	156,379	339,516

	170,228	353,365
Less:
Accumulated amortization	(35,292)	(24,360)

Total	$134,936	$329,005

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

        Amortization expense for core deposit intangibles was $1.9 million for the year ended December 31, 2000, $3.4 million for 1999 and $3.7 million for 1998.

        Amortization expense for goodwill was $18.9 million for the year ended December 31, 2000, $10.3 million for 1999 and $7.7 million for 1998. This included amortization expense for FMAC-related goodwill of $9.6 million for the year ended December 31, 2000 and $1.7 million for 1999.
BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10.    Deposits

        The following table illustrates our deposits as of the dates indicated:

	At December 31, 2000
	Amount	% of Total	Weighted- Average Rate
	(Dollars in thousands)
Savings accounts	$ 133,551	3.5%	2.00%
Checking accounts	512,865	13.7	1.16
Money market accounts	962,083	25.7	4.69

Total transaction accounts	1,608,499	42.9	3.54
Retail certificates of deposit	1,872,562	50.0	6.04
Brokered certificates of deposit	265,251	7.1	7.16

Total	$3,746,312	100.0%	5.05%

	At December 31, 1999
	Amount	% of Total	Weighted- Average Rate
	(Dollars in thousands)
Savings accounts	$ 145,565	3.9%	2.01%
Checking accounts	460,357	12.4	0.99
Money market accounts	1,097,201	29.4	4.17

Total transaction accounts	1,703,123	45.7	3.26
Retail certificates of deposit	1,637,127	43.9	4.92
Brokered certificates of deposit	389,530	10.4	6.18

Total	$3,729,780	100.0%	4.30%

        Noninterest-bearing deposits were $77.9 million at December 31, 2000 and $52.3 million at December 31, 1999. The aggregate amount of retail certificates of deposit individually exceeding $100,000 totaled $549.9 million at December 31, 2000 and $424.0 million at December 31, 1999. Retail certificates of deposit outstanding at December 31, 2000 were scheduled to mature as follows:

At December 31, 2000
(Dollars in thousands)
2001	$1,787,192
2002	71,761
2003	10,639
2004	1,249
2005	966
Thereafter	755

Total	$1,872,562

        Our brokered certificates of deposit outstanding at December 31, 2000 ranged in amounts from $5.0 million to $50.0 million and are all scheduled to mature within one year.
BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table illustrates interest expense on deposits, by deposit type, for the periods indicated:

	For the Year Ended December 31,
	2000	1999	1998
	(Dollars in thousands)
Savings accounts	$ 2,353	$ 2,444	$ 2,411
Checking and money market accounts	52,910	53,443	67,397
Certificates of deposit	121,339	86,540	79,848

Total	$176,602	$142,427	$149,656

Note 11.    Advances From the Federal Home Loan Bank of San Francisco

        The following table illustrates outstanding advances from the Federal Home Loan Bank of San Francisco, sometimes referred to as the FHLB, by maturity and rate, as of the dates indicated:

	Principal Amounts		Weighted- Average Rate
	At December 31,

	2000	1999	2000	1999
	(Dollars in thousands)
2000	$ —	$ 722,500	—%	5.51%
2001	530,437	190,400	6.29	5.75
2002	24,400	24,400	4.83	4.83
2003	200,000	300,000	4.92	5.02
2004	—	—	—	—
2005	50,000	130,000	5.37	5.40

Total	804,837	$1,367,300	5.85%	5.41%

        Our advances from the FHLB at December 31, 2000 included $20 million of variable-rate advances. These advances mature in the year 2001 and reset semi-annually based on the 6-month London Interbank Offered Rate, sometimes referred to as LIBOR. These advances were collateralized by mortgage loans and mortgage-backed securities totaling $966.4 million at December 31, 2000 and $1.4 billion at December 31, 1999. In June 2000 we auctioned $180 million of Federal Home Loan Bank liabilities with below-market interest rates.

        Bay View Bank is a member of the Federal Home Loan Bank System. As a member, Bay View Bank is required to purchase stock in the FHLB at an amount equal to the greater of 1% of its residential mortgage loans or 5% of outstanding FHLB advances. The stock is purchased at par value ($100 per share) and shares of stock held in excess of the minimum requirement may be sold back to the FHLB at par value. Bay View Bank records its investment in FHLB stock at cost (par value). At December 31, 2000, Bay View Bank’s investment in FHLB stock was $40.2 million and its minimum required investment was $40.2 million. The stock is pledged as collateral for advances from the FHLB. The FHLB generally declares quarterly stock dividends. The amount of these dividends recorded in income was $4.6 million for the year ended December 31, 2000, $4.5 million for 1999 and $4.9 million for 1998.
BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.    Short-term Borrowings

        The following table illustrates our short-term borrowings as of the dates indicated:

	At December 31,
	2000	1999
	(Dollars in thousands)
Securities sold under agreements to repurchase	$103,241	$ 17,883
Warehouse lines	94,134	397,538

Total	$197,375	$415,421

        Securities sold under agreements to repurchase are effectively borrowings secured by our portfolio of mortgage-backed securities. The securities sold under the terms of these agreements are in safekeeping with the registered primary securities dealers who arrange the transactions. The weighted-average interest rate on repurchase agreements outstanding was 6.61% at December 31, 2000 and 6.29% at December 31, 1999. All of our borrowings under repurchase agreements have maturities of one year or less and were collateralized by mortgage-backed securities with a par value of $112.5 million at December 31, 2000 and $20.4 million at December 31, 1999. The contractually required market values of the collateral pledged against these borrowings may range up to 106% of the borrowings at the time of sale. The market value of the mortgage-backed securities collateralizing these borrowings was $108.9 million at December 31, 2000 and $20.2 million at December 31, 1999.

        Warehouse lines are short-term lines of credit which we utilize to fund loan and lease originations. All of our borrowings under warehouse lines have maturities of one year or less and were collateralized by franchise loans with a par value of $127.3 million at December 31, 2000. We pay interest monthly on the average outstanding principal balance at a spread over one-month LIBOR of 150 basis points. We recorded $1.9 million in commitment fee expense associated with the warehouse lines for the year ended December 31, 2000 and $371,000 for 1999.

        The following tables illustrates our warehouse lines as of the dates indicated:

			At December 31, 2000
Lender	Expiration Date	Index	Interest Rate	Committed Amount	Principal Outstanding
Greenwich Capital Financial Products, Inc.(1)	March 31, 2001	One-month LIBOR plus 150 basis points	8.20%	$170,000	$ 94,134

			At December 31, 1999
Lender	Expiration Date	Index	Interest Rate(6)	Committed Amount	Principal Outstanding
Morgan Stanley Asset Funding, Inc.(2)	July 15, 2000(4)	One-month LIBOR plus 160 basis points	7.42%	$500,000	$397,538
Residential Funding Corporation(3)	March 31, 2000(5)	One-month LIBOR plus 100 basis points	6.82%	100,000	—

Totals				$600,000	$397,538

(1)	The Greenwich Capital Financial Products, Inc. line of credit is used to finance franchise loans.

(2)	The Morgan Stanley Asset Funding, Inc. line of credit was used to finance franchise loans.

(3)	The Residential Funding Corporation line of credit was used to fund multi-family loans originated by Bankers Mutual pending sale into the secondary market.
BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)	The Morgan Stanley Asset Funding, Inc. line of credit was extended during 2000 and expired on October 20, 2000.

(5)	The Residential Funding Corporation line of credit was extended during 2000 and expired on June, 30, 2000.

(6)	The spread over one-month LIBOR ranged from 85 basis points to 160 basis points.

Note 13.    Notes and Debentures

        On August 18, 1999, Bay View Bank issued $50 million in Subordinated Notes. The Subordinated Notes are unsecured obligations of Bay View Bank and are subordinated in right of payment to all existing and future senior indebtedness, as defined, of Bay View Bank. The Subordinated Notes mature on August 31, 2009, with a call provision at our option any time after August 31, 2002 at par. The issuance has a stated coupon of 10.00%. The all-in cost of the Subordinated Notes was 10.57%. A portion of the proceeds was dividended to Bay View Capital Corporation and used to partially finance the acquisition of FMAC. Interest expense on the Subordinated Notes was $5.3 million for the year ended December 31, 2000 and $1.9 million for 1999. These Subordinated Notes qualify as Tier 2 capital for both Bay View Bank and Bay View Capital Corporation regulatory capital purposes.

        On August 28, 1997, Bay View Capital Corporation issued $100 million in Subordinated Notes registered under the Securities Act of 1933, as amended. The Subordinated Notes are unsecured obligations of Bay View Capital Corporation and are subordinated in right of payment to all existing and future senior indebtedness, as defined, of Bay View Capital Corporation. The Subordinated Notes mature on August 15, 2007, with a call provision effective on or after August 15, 2002 or, at any time upon a change of control or the occurrence of certain other events, at our option, at various premiums through August 15, 2005 and at par thereafter. The issuance has a stated coupon of 9.125% and was issued at a discount to yield 9.225%. The all-in cost of the Subordinated Notes was 9.62%. A portion of the proceeds was used to partially finance the acquisition of AFEH. Interest expense on the Subordinated Notes was $9.6 million for each of the years ended December 31, 2000, 1999 and 1998. These Subordinated Notes qualify as Tier 2 capital for Bay View Capital Corporation regulatory capital purposes.

        On May 28, 1996, Bay View Capital Corporation issued $50 million in Senior Debentures with a stated coupon of 8.42% which were not registered under the Securities Act of 1933, in a private placement under Section 4(2) of the Securities Act. A portion of the proceeds was used to partially finance the acquisition of Bay View Credit. The Senior Debentures, which had an all-in cost of 8.91%, matured on June 1, 1999. In conjunction with the acquisition of AFEH, we negotiated covenant modifications with the Senior Debenture holders during 1997 to allow the repurchase of additional shares of common stock in exchange for a payment to the Senior Debenture holders of approximately $1.1 million. Interest expense on the Senior Debentures was $1.9 million for the year ended December 31, 1999 and $4.5 million for 1998.

Note 14.    Capital Securities

        On December 21, 1998, we issued $90 million in Capital Securities through Bay View Capital I, sometimes referred to as the Trust. The Capital Securities pay quarterly cumulative cash distributions at an annual rate of 9.76% of the liquidation value of $25 per share. The Capital Securities represent undivided beneficial interests in the Trust. We own all of the issued and outstanding common securities of the Trust. Proceeds from the offering and from the issuance of common securities were invested by the Trust in our 9.76% Junior Subordinated Deferrable Interest Debentures, sometimes referred to as the Junior Debentures, due December 31, 2028 with an aggregate principal amount of $92.8 million. The primary asset of the Trust is the Junior Debentures. The obligations of the Trust with respect to the Capital Securities are fully and unconditionally guaranteed by us to the extent provided in the Guarantee Agreement with respect to the Capital Securities. We used a portion of the proceeds to repay our $50 million Senior Debentures upon their maturity on June 1, 1999 and the balance for general corporate purposes. The all-in cost of the Capital Securities was 9.95%. The Capital Securities have the added benefit of qualifying as Tier 1 capital for regulatory capital purposes.

        In September of 2000, we entered into an agreement with the Federal Reserve Bank which requires that we obtain their approval prior to disbursing any dividends associated with our Capital Securities (see Note 4). For the third and fourth quarters of 2000, our requests for approval were denied. As a result, pursuant to the terms of the Capital Securities, we have deferred distributions until such time as approval can be obtained. During this deferral period, distributions to which holders are entitled will continue to accrue at an annual rate of 9.76% of the liquidation amount of $25 per Capital Security, plus accumulated additional distributions at the same rate, compounded quarterly, on any unpaid distributions (to the extent permitted by law). Holders of the Capital Securities at the time the distribution of dividends is resumed will receive the cumulative deferred distributions plus the cumulative interest thereon. Dividend expense on the Capital Securities was $9.0 million for the year ended December 31, 2000, $8.9 million for 1999 and $244,000 for 1998.

Note 15.    Income Taxes

        The following table illustrates our consolidated income tax expense (benefit) for the periods indicated:

	For the Year Ended December 31, 2000
	Federal	State	Total
	(Dollars in thousands)
Current provision	$ 5,200	$ 35	$ 5,235
Deferred provision	(41,997)	(19,048)	(61,045)

Total income tax expense (benefit)	$(36,797)	$(19,013)	$(55,810)

	For the Year Ended December 31, 1999
Current provision	$ 815	$ 2,315	$ 3,130
Deferred provision	19,669	2,254	21,923

Total income tax expense	$ 20,484	$ 4,569	$ 25,053

	For the Year Ended December 31, 1998
Current provision	$ 1,393	$ 812	$ 2,205
Deferred provision	15,064	3,946	19,010

Total income tax expense	$ 16,457	$ 4,758	$ 21,215

        The following table illustrates the reconciliation between the federal statutory income tax rate and the effective income tax rate for the periods indicated:

	For the Year Ended December 31,
	2000	1999	1998
Federal statutory income tax rate	35.0%	35.0%	35.0%
Amortization of goodwill	(15.3)	6.2	6.1
Valuation allowance	(6.8)	—	—
State income tax rate, net of federal tax benefit	3.2	5.5	7.0
Other, net	(1.5)	(0.3)	0.2

Effective income tax rate	14.6%	46.4%	48.3%

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Our stockholders’ equity included a tax benefit associated with the exercise of stock options of $3,000 for the year ended December 31, 2000, $92,000 for 1999 and $1.2 million for 1998.

        The following table illustrates the components of net deferred tax assets as of the dates indicated:

	At December 31,
	2000	1999
	(Dollars in thousands)
Deferred tax assets:
Net operating loss carryforwards	$101,806	$67,186
Provision for losses on loans and leases	44,093	31,293
Mark-to-market adjustment, net	37,173	—
Other accrued expenses not deducted for tax purposes	11,090	5,984
Intangible assets	5,036	3,114
Alternative minimum tax credit carryforwards	4,332	4,332
Capitalized leases	757	555
Unrealized loss on securities available-for-sale	—	206
Other	100	2,221

Gross deferred tax assets	204,387	114,891

Valuation allowance	(26,000)	—

Net deferred tax asset	178,387	114,891

Deferred tax liabilities:
Tax depreciation in excess of book depreciation	(47,689)	(30,110)
Securitizations	(23,624)	(25,047)
Federal Home Loan Bank of San Francisco stock dividends	(4,451)	(9,102)
Loan fees	(3,607)	(3,734)
Excess over base year reserves	(2,704)	(4,412)
Real estate partnership investments	(1,800)	(1,800)
Loan premiums	(185)	(696)
Unrealized gain on securities available-for-sale	(7)	—
Mark-to-market adjustment, net	—	(12,967)
Other	(1,253)	(463)

Gross deferred tax liabilities	(85,320)	(88,331)

Net deferred tax asset	$ 93,067	$26,560

        The tax benefit for the year ended December 31, 2000 included approximately $5.2 million in expense to establish a liability for the recapture of bad debt reserves that arose in the tax years which began prior to January 1, 1988, for which a deferred tax liability had not been established. At December 31, 2000, there was no remaining unrecognized deferred tax liability for these reserves.

        The acquisition of FMAC during 1999 decreased net deferred tax assets by $11.6 million.

        At December 31, 2000, the federal and state net operating loss carryforwards were $262.5 million and $101.6 million, respectively. They will expire in various years from 2001 through 2020.
BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table illustrates the yearly expiration of the federal net operating loss carryforwards:

At December 31, 2000
Year of Expiration	Federal Net Operating Loss
(Dollars in thousands)
2001	$ 48,633
2002	30,416
2003	28,834
2004	28,016
2005	12,564
2006	7,555
2010	57
2011	1,746
2018	3,543
2019	20,056
2020	81,096

$262,516

        The expiration of state net operating loss carryforwards vary by state. Our state net operating loss carryforwards expire primarily in the years 2001 through 2005.

        We have federal and state alternative minimum tax credits of $3.6 million and $0.7 million, respectively. These credits can be carried forward indefinitely to reduce future regular tax.

        A valuation allowance on deferred tax assets is recorded if it is more likely than not that some portion or all of the deferred tax assets will not be realized through recovery of taxes previously paid and/or future taxable income. The allowance is subject to ongoing adjustments based on changes in circumstances that affect our assessment of the realizability of the deferred tax assets. We have reviewed our deferred tax assets as of December 31, 2000 and 1999. Based upon this review, a valuation allowance was established to reduce the deferred tax assets to that amount which is more likely than not to be realized. This valuation allowance totaled $26 million at December 31, 2000 and $0 at December 31, 1999.

        Amounts for the current year net deferred tax assets are based upon estimates and assumptions as of the date of this report and could vary significantly from amounts shown on our tax returns as filed. Accordingly, the variances from the amounts of net deferred tax assets previously reported for 1999 are primarily a result of adjustments to conform to our tax returns as filed.

Note 16.    Stockholders’ Equity and Regulatory Capital Requirements

        Bay View Bank is a national bank regulated by the Office of the Comptroller of the Currency (the “OCC”). Bay View Capital Corporation is a bank holding company regulated by the Board of Governors of the Federal Reserve.

        Under regulatory capital adequacy guidelines, Bay View Capital Corporation and Bay View Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated in accordance with GAAP and regulatory capital guidelines. Our capital amounts and classifications are also subject to qualitative judgments by the regulators about interest rate risk components, asset and off-balance sheet risk weightings and other factors. The regulators also have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above minimum guidelines and ratios.

        Additionally, the Federal Deposit Insurance Corporation Improvement Act of 1991, sometimes referred to as FDICIA, requires each federal banking agency to implement prompt corrective actions for undercapitalized institutions that it regulates. The prompt corrective action regulations define specific capital categories based on an institution’s capital ratios. The five capital categories are “well-capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”. Institutions categorized as “undercapitalized” or worse are subject to certain restrictions, including the requirement to file a capital plan with its primary federal regulator, prohibitions on the payment of dividends and management fees, restrictions on executive compensation, and increased supervisory monitoring, among other things. Other restrictions may be imposed on the institution either by its primary federal regulator or by the FDIC, including requirements to raise additional capital, sell assets or sell the entire institution. Once an institution becomes “critically undercapitalized” it must generally be placed in receivership or conservatorship within 90 days.

        To be considered “adequately capitalized”, an institution must generally have a Tier 1 leverage ratio of at least 4%, a Tier 1 risk-based capital ratio of at least 4%, and a total risk-based capital ratio of at least 8%. An institution is deemed to be “critically undercapitalized” if it has a tangible equity ratio of 2% or less.

Regulatory Capital Requirements for Bay View Bank

        The OCC regulates Bay View Bank and provides definitions of regulatory capital ratios (e.g., Tier 1 leverage, Tier 1 risk-based and total risk-based) and the methods of calculating capital and each ratio. The minimum Tier 1 leverage capital requirement is 4.0% of adjusted quarterly average assets, as defined. The minimum Tier 1 risk-based capital requirement is 4.0% of risk-weighted assets, including certain off-balance sheet items. The minimum total risk-based capital requirement (Tier 1 and Tier 2 capital) is 8.0% of risk-weighted assets, including certain off-balance sheet items.

        The OCC has adopted final capital rules based on FDICIA’s five capital categories. Regulations provide that capital be calculated using a Tier 1 leverage ratio, a Tier 1 risk-based capital ratio, and a total risk-based ratio. As used herein, total risk-based capital ratio means the ratio of total risk-based capital to risk-weighted assets, including off-balance sheet items, Tier 1 risk-based capital ratio means the ratio of core capital to risk-weighted assets, including off-balance sheet items, and Tier 1 ratio means the ratio of core capital to adjusted total average assets, in each case as calculated in accordance with current agency capital regulations.
BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        At December 31, 2000 and 1999, Bay View Bank was considered adequately-capitalized with its regulatory capital levels exceeding the minimum requirements.

	At December 31, 2000				At December 31, 1999
	Actual		Minimum Requirement		Actual		Minimum Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage	$218,736	4.23%	$206,835	4.00%	$406,001	6.87%	$236,337	4.00%
Tier 1 risk-based	$218,736	6.30%	$138,875	4.00%	$406,001	8.41%	$193,024	4.00%
Total risk-based	$312,582	9.00%	$277,751	8.00%	$507,516	10.52%	$386,048	8.00%

Regulatory Capital Requirements for Bay View Capital Corporation as a Bank Holding Company

        The regulations administered by the Board of Governors of the Federal Reserve (the “Federal Reserve Board”) provide definitions of regulatory capital ratios and the methods of calculating capital and each ratio for bank holding companies. Such regulations require a minimum ratio of qualifying total risk-based capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total average assets, referred to as the leverage ratio. For a bank holding companies rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total average assets is 3%. For organizations not rated in the highest of the five categories, which includes Bay View Capital Corporation, the regulations require an additional “cushion” of at least 100 to 200 basis points.

        At December 31, 2000, Bay View Capital Corporation exceeded the minimum requirements for Total and Tier 1 risk-based capital while its Tier 1 leverage ratio of 3.47% fell below the minimum required amount. Accordingly, in January 2001, we filed a capital plan, pursuant to the terms of our regulatory agreement with the Federal Reserve Bank of San Francisco, indicating our intention to meet the required minimum capital ratios by March 31, 2001 and maintain appropriate capital levels thereafter. This capital plan has yet to be approved by the Federal Reserve Board.

        At this time, the financial impact, if any, of the regulatory actions that may result from our failure to meet the minimum capital requirements cannot be determined. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Additionally, execution of this capital plan depends on certain future events and circumstances, the outcome of which cannot be guaranteed. Nevertheless, management believes, at this time, that the institution will meet all the provisions of the plan and therefore achieve the plan’s regulatory capital goals. Significant aspects of the capital plan include utilizing excess cash to pay off specific fundings, thereby reducing assets to improve the leverage ratio. In addition, the plan includes the realization of contingent gains during the first quarter of 2001 primarily related to securities sold in December 2000.

        The following table represents Bay View Capital Corporation’s regulatory capital levels as of the dates indicated:

	At December 31, 2000				At December 31, 1999
	Actual		Minimum Requirement		Actual		Minimum Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage	$190,686	3.47%	$219,886	4.00%	$386,110	6.51%	$237,247	4.00%
Tier 1 risk-based	$190,686	4.59%	$166,284	4.00%	$386,110	7.17%	$215,475	4.00%
Total risk-based	$338,374	8.14%	$332,568	8.00%	$587,773	10.91%	$430,950	8.00%
BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following tables reconcile stockholders’ equity under GAAP with regulatory capital for Bay View Bank and Bay View Capital Corporation at December 31, 2000 and 1999:

	At December 31, 2000
	Bay View Bank		Bay View Capital Corporation
	Tier 1	Total Risk-based	Tier 1	Total Risk-based
	(Dollars in thousands)
Stockholders’ equity (GAAP)	$395,536	$395,536	$297,849	$297,849
Increase (decrease):
Goodwill and identifiable intangible assets	(134,936)	(134,936)	(134,936)	(134,936)
Disallowed servicing assets	(1,361)	(1,361)	(1,540)	(1,540)
Disallowed deferred tax assets	(40,372)	(40,372)	(60,677)	(60,677)
Capital Securities	—	—	90,000	90,000
Disallowed unrealized gain on securities available-for-sale	(131)	(131)	(10)	(10)
Qualifying allowance for losses on loans and leases	—	43,734	—	52,234
Qualifying subordinated debt	—	50,000	—	95,343
Qualifying gain on equity securities available-for- sale	—	112	—	111

Regulatory capital	$218,736	$312,582	$190,686	$338,374

	At December 31, 1999
	Bay View Bank		Bay View Capital Corporation
	Tier 1	Total Risk-based	Tier 1	Total Risk-based
	(Dollars in thousands)
Stockholders’ equity (GAAP)	$740,628	$740,628	$631,194	$631,194
Increase (decrease):
Goodwill and identifiable intangible assets	(320,044)	(320,044)	(321,141)	(321,141)
Non-qualifying core deposit intangibles	(7,731)	(7,731)	(7,731)	(7,731)
Disallowed servicing assets	(6,852)	(6,852)	(6,212)	(6,212)
Capital Securities	—	—	90,000	90,000
Qualifying allowance for losses on loans and leases	—	51,515	—	52,161
Subordinated debt	—	50,000	—	149,502

Regulatory capital	$406,001	$507,516	$386,110	$587,773

        The Office of the Comptroller of the Currency has adopted rules incorporating an interest rate risk component of the capital adequacy guidelines for institutions with a greater than “normal” level of interest rate risk exposure, as defined. As of December 31, 2000, Bay View Bank was not subject to an interest rate risk component for capital measurement purposes.

        Bay View Capital Corporation’s principal source of funds on an unconsolidated basis has historically been dividends from our wholly owned subsidiaries, including Bay View Bank. Dividends declared by Bay View Bank to Bay View Capital Corporation were $69.6 million in 2000, $89.6 million in 1999 and $87.0 million in 1998. There are various statutory and regulatory restrictions on the extent to which Bay View Bank may pay dividends to, make investments in or loans to, or otherwise supply funds to Bay View Capital Corporation. As a national bank, Bay View Bank may pay dividends in any one calendar year equal to its net earnings in that calendar year plus net earnings for the previous two calendar years, less any dividends paid during this three-year period. As discussed in Note 4, during the third quarter of 2000, we entered into formal agreements with the OCC and the Federal Reserve Bank of San Francisco. These agreements, among other things, require prior approval for Bay View Bank to pay dividends to Bay View Capital Corporation and also require approval to pay dividends on our common stock and our Capital Securities. Through July 2000, Bay View Bank paid $29.1 million in dividends to Bay View Capital Corporation in excess of the amount permitted pursuant to the aforementioned statutory and regulatory restrictions. Bay View Bank subsequently requested and received approval from the OCC for the amount of the overpayment.

        As a national bank, effective March 1, 1999, Bay View Bank is required to hold stock in the Federal Reserve Bank totaling 3.0% of the sum of its common stock and additional paid-in-capital. Bay View Bank records its investment in Federal Reserve Bank stock at cost (par value). Bay View Bank held $19.6 million in Federal Reserve Bank stock at December 31, 2000.

Note 17.    Stock Repurchase Program

        In August 1998, our Board of Directors authorized the repurchase of up to $50 million in shares of our common stock. During 1998, we repurchased $24.1 million in shares, representing 1,196,500 shares of our common stock at an average price of $20.11 per share. During 1999 we repurchased an additional $8.3 million in shares, representing 460,000 shares of our common stock at an average price of $18.22 per share. In November 1999, our treasury shares were reissued in conjunction with the acquisition of FMAC. At December 31, 2000, we had approximately $17.6 million in remaining authorization available for future share repurchases. Pursuant to our agreement with the Federal Reserve Bank of San Francisco, we must obtain prior written approval before repurchasing shares.

Note 18.    Stock Options

        As of December 31, 2000, we had six stock option plans: the “Amended and Restated 1986 Stock Option and Incentive Plan,” the “Amended and Restated 1995 Stock Option and Incentive Plan,” the “Amended and Restated 1989 Non-Employee Director Stock Option and Incentive Plan,” the “1998-2000 Performance Stock Plan,” the “1998 Non-Employee Director Stock Option and Incentive Plan,” and the “1999 FMAC Stock Option, Deferred Stock and Restricted Stock Plan” which authorize the issuance of up to 1,759,430, 2,500,000, 550,000, 400,000, 200,000, and 270,576 shares of common stock, respectively. The plans provide for the grant of a variety of long-term incentive awards to directors, officers and employees as a means of enhancing the recruitment and retention of those individuals on whom our continued success most depends. The exercise price for the purchase of shares subject to a stock option at the date of grant generally may not be less than 100% of the market value of the shares covered by the option on that date and the options generally vest over periods ranging from 6 months to 3 years and expire over periods ranging from 6 years to 13 years.
BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table illustrates the stock options available for grant as of December 31, 2000:

	1986 Stock Option and Incentive Plan	1995 Stock Option and Incentive Plan	1989 Non- Employee Director Stock Option and Incentive Plan	1998-2000 Performance Stock Plan	1998 Non- Employee Director Stock Option and Incentive Plan	1999 FMAC Stock Option, Deferred Stock and Restricted Stock Plan	Total
Shares reserved for issuance	1,759,430	2,500,000	550,000	400,000	200,000	270,576	5,680,006
Granted	(2,048,816)	(3,530,500)	(570,000)	(93,000)	(82,000)	(270,576)	(6,594,892)
Forfeited	304,574	1,242,198	77,000	8,000	5,000	189,187	1,825,959
Expired	(15,188)	—	(57,000)	(315,000)	—	—	(387,188)

Total available for grant	—	211,698	—	—	123,000	189,187	523,885

        At December 31, 2000, we had outstanding options under the plans with expiration dates ranging from the year 2001 through 2013, as illustrated in the following table:

	Number of Option Shares	Exercise Price Range	Weighted-Average Exercise Price
Outstanding at December 31, 1997	1,758,400	$ 7.88–34.41	$19.70
Granted	629,000	17.94–35.20	25.17
Exercised	(160,101)	7.88–28.44	12.17
Forfeited	(81,599)	8.69–35.20	28.11

Outstanding at December 31, 1998	2,145,700	$ 7.88–35.20	$21.55
Granted	1,254,826	13.81–19.53	15.26
Exercised	(40,500)	8.72–17.00	12.31
Forfeited	(452,250)	8.75–35.20	30.33

Outstanding at December 31, 1999	2,907,776	$ 7.88–34.41	$17.49
Granted	823,250	5.41–10.03	7.53
Exercised	(6,000)	7.88– 7.88	7.88
Forfeited	(903,536)	7.53–32.56	14.88

Outstanding at December 31, 2000	2,821,490	$ 5.41–34.41	$15.43

Exercisable at December 31, 1998	1,047,507	$ 7.88-35.20	$17.31

Exercisable at December 31, 1999	1,641,736	$ 7.88-34.41	$16.97

Exercisable at December 31, 2000	1,681,167	$ 5.41–34.41	$18.11

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table illustrates information about stock options outstanding at December 31, 2000:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Life (in years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
5.41– 5.41	312,500	12.06	$ 5.41	—	$ —
7.53– 9.09	336,500	9.12	8.47	45,500	8.63
9.13–11.85	294,554	6.38	9.95	178,054	10.32
11.88–12.86	290,796	4.61	12.41	290,796	12.41
13.31–13.97	284,200	7.96	13.81	130,375	13.66
15.63–17.94	480,750	6.37	16.84	396,750	16.61
18.17–19.53	295,000	6.94	18.97	178,100	19.09
20.21–28.44	313,139	6.35	26.20	301,539	26.14
29.00–32.69	209,001	7.21	31.04	155,003	30.84
34.41–34.41	5,050	6.95	34.41	5,050	34.41

5.41–34.41	2,821,490	7.43	$15.43	1,681,167	$18.11

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

    Statement of Financial Accounting Standards No. 123 Pro Forma Disclosure

        We adopted Statement No. 123 effective January 1, 1996, but continue to account for employee and director stock-based compensation plans under the intrinsic value method prescribed by APB 25. Statement No. 123 requires that stock-based compensation to parties other than employees and directors be accounted for under the fair value method. Accordingly, no compensation cost has been recognized for our stock option awards to employees and directors in 2000, 1999 and 1998, except as discussed above. The weighted-average fair value of options granted to employees and directors was $4.96, $6.76 and $7.97 per share in 2000, 1999 and 1998, respectively. Had compensation cost related to our stock option awards to employees and directors been determined under the fair value method prescribed under Statement No. 123, our net income and earnings per share would have been the pro forma amounts illustrated in the table below for the periods indicated:

	For the Year Ended December 31,
	2000	1999	1998
	(Dollars in thousands, except per share amounts)
Net income (loss):
Actual	$(326,197)	$28,964	$22,719
Pro forma	$(327,441)	$26,321	$20,557
Net income (loss) per share:
Actual basic earnings (loss) per share	$ (10.00)	$ 1.37	$ 1.13
Pro forma basic earnings (loss) per share	$ (10.03)	$ 1.24	$ 1.03
Actual diluted earnings (loss) per share	$ (10.00)	$ 1.36	$ 1.12
Pro forma diluted earnings (loss) per share	$ (10.03)	$ 1.23	$ 1.01
BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The fair value of options granted was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
	2000	1999	1998
Dividend yield	3.42%	2.32%	1.48%
Expected volatility of our common stock	35%	33%	32%
Expected risk-free interest rate(1)	4.98%	6.34%	4.54%
Expected life of options in years	5.44	5.41	5.37

(1)	The expected risk-free interest rate was calculated using a term commensurate with the expected life of the options.

Note 19.    Employee Benefit Plans

        We have a 401(k) thrift plan under which an employee with three or more months of service may contribute from 2% to 15% of base salary to the plan. The amount of base salary deferred is not subject to federal or state income taxes at the time of deferral. After one year of service, we will match an employee’s contribution up to 100% of the first 6% of the employee’s base salary, depending on the employee’s length of service. Our contribution was $3.4 million for the year ended December 31, 2000, $2.3 million for 1999 and $2.1 million for 1998.

        During 1999 and 2000, Bay View Franchise Mortgage Acceptance Company employees participated in a separate 401(k) plan. Under the plan, an employee could elect to enroll at the beginning of any month after which the employee had been employed for at least six months. Employees could contribute up to 14% of their salaries to the plan. We matched 50% of the employee’s contribution up to 4% of the employee’s compensation. This plan was terminated in 2000 and Bay View Franchise Mortgage Acceptance Company employees are now eligible to participate in the Bay View Capital Corporation 401(k) plan discussed above.

        Effective December 31, 1995, we modified our non-qualified defined benefit retirement plan for non-employee members of our Board of Directors and terminated our non-qualified supplemental retirement plan for executive officers. As of December 31, 2000, we had a $1.1 million liability to certain non-employee members of our Board of Directors payable in 65,052 shares of our common stock in satisfaction of the non-qualified defined benefit retirement plan liability. Such shares were repurchased in the market and are held in treasury and restricted as to re-issuance until paid out. The liability is included in additional paid-in capital. As of December 31, 2000, we had a $1.2 million liability to certain current and retired executive officers (relating to the remaining benefits owed pursuant to the terminated non-qualified supplemental retirement plan for executive officers) recorded as other liabilities.

        We have an Employee Stock Ownership Plan, sometimes referred to as the ESOP, covering all regular full-time and part-time employees who have completed one year of service. ESOP plan participants become 100% vested in their allocated balances upon the completion of three years of service. In 1989, we borrowed $6.0 million from a financial institution and in turn lent it to the ESOP to purchase shares of our common stock in the open market. The ESOP held 397,242 shares of our common stock at December 31, 2000 and 448,074 shares at December 31, 1999. All shares of common stock held by the ESOP are treated as outstanding shares in both our basic and diluted earnings per share computations. The interest rate we pay on the ESOP debt is based on 90% of the prime rate. The ESOP incurred interest expense on its debt totaling $151,000 for the year ended December 31, 2000, $181,000 for 1999 and $290,000 for 1998. We recorded ESOP-related interest expense of $115,000 for the year ended December 31, 2000, $131,000 for 1999 and $176,000 for 1998. We recorded ESOP-related compensation expense of $1.6 million for the year ended December 31, 2000, $1.1 million for 1999 and $908,000 for 1998. We make periodic contributions to the ESOP primarily to enable the ESOP to pay principal, interest expense and administrative costs not covered by cash dividends received by the ESOP on its unallocated shares of our common stock. We made contributions to the ESOP on a cash basis totaling $1.2 million for both 2000 and 1999 and $639,000 for 1998.

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

        The following table illustrates the change in the plan’s projected benefit obligation for periods indicated:

	For the Year Ended December 31,
	2000	1999
	(Dollars in thousands)
Projected benefit obligation at beginning of year	$5,089	$6,158
Interest cost	384	391
Actuarial loss (gain)	469	(685)
Benefits paid	(280)	(775)

Projected benefit obligation at end of year	$5,662	$5,089

        The following table illustrates the change in the plan assets for the periods indicated:

	For the Year Ended December 31,
	2000	1999
	(Dollars in thousands)
Plan assets at beginning of year	$5,729	$5,983
Actual return on plan assets	11	521
Benefits paid	(280)	(775)

Plan assets at end of year	$5,460	$5,729

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table illustrates the plan’s funded status and amounts recognized in our consolidated statement of financial condition for the periods indicated:

	For the Year Ended December 31,
	2000	1999
	(Dollars in thousands)
Fair value of plan assets	5,460	5,729
Projected benefit obligation	$5,662	$ 5,089

Plan assets in excess of (less than) projected benefit obligation	(202)	640
Unrecognized gain from past experience different than originally assumed and from effects of changes in assumptions	(98)	(1,153)
Recognition of a portion of unrecognized gain	—	122

Total accrued benefit liability	$ (300)	$ (391)

Weighted-average discount rate	7.25%	7.50%

Expected long-term rate of return on assets	8.00%	8.00%

        During 1999, $600,247 in benefit payments were distributed to plan participants. As the benefit payments were in excess of 10% of the plan’s accumulated benefit obligation and in excess of the plan’s interest cost for the year, the payments were considered a settlement of plan liabilities under Statement No. 88. The result was an immediate recognition of a corresponding portion of the associated unrecognized gain.

        The following table illustrates components of net periodic pension benefit for the periods indicated:

	For the Year Ended December 31,
	2000	1999	1998
	(Dollars in thousands)
Interest cost on projected benefit obligation	$384	$391	$ 458
Assumed return on plan assets	(446)	(446)	(492)
Net amortization of unrecognized gain	(29)	(122)	(92)

Net periodic pension benefit	$ (91)	$(177)	$(126)

Note 20.    Risk Management Instruments

        We use risk management instruments to modify interest rate characteristics of certain assets or liabilities to hedge against our exposure to interest rate fluctuations, reducing the effects these fluctuations might have on associated cash flows or values. During 2000, 1999 and 1998, these risk management instruments, also referred to as derivative instruments, included interest rate exchange agreements, or “swaps”, Treasury futures contracts, forward sales contracts, and interest rate option contracts, commonly referred to as “caps” (see Note 1). Derivative financial instruments involve, to varying degrees, elements of credit risk. Credit risk is defined as the possibility of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract.

        Upon adoption of Statement No. 133 as more fully discussed in Note 1, our risk management instruments are not treated as hedge instruments and are being carried at fair value, with changes in such fair value charged or credited to earnings.
BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

    Swaps

        We were a party to swaps with a notional principal amount of $194.0 million at December 31, 2000 and $256.5 million at December 31, 1999. All of our swaps are common “fixed-for-floating” swaps. At December 31, 2000, $144.0 million of our swaps offset variable-rate funding while $50.0 million of our swaps offset the change in fair value of a portion of our fixed-rate franchise loans held-for-sale. At December 31, 1999, all of our interest rate swaps offset variable-rate funding. The following tables illustrate the maturities and weighted-average interest rates for swaps outstanding as of December 31, 2000 and 1999. The information is based on interest rates at December 31, 2000 and 1999. To the extent that rates change, variable interest rate information will change.

	Maturities of Derivatives Instruments At December 31, 2000
	2001	2002	2003	2004	2005	Thereafter	Total
	(Dollars in thousands)
Pay fixed generic swaps:
Notional amount	$54,000	$ —	$25,000	$ —	$25,000	$90,000	$194,000
Weighted-average receive rate (3-month LIBOR)	6.62%	—	6.60%	—	6.58%	6.75%	6.67%
Weighted-average pay rate (fixed)	7.09%	—	7.27%	—	6.03%	7.08%	6.97%

	Maturities of Derivatives Instruments At December 31, 1999
	2000	2001	2002	2003	2004	Thereafter	Total
	(Dollars in thousands)
Pay fixed generic swaps:
Notional amount	$100,000	$54,000	$ —	$25,000	$ —	$77,500	$256,500
Weighted-average receive rate (3-month LIBOR)	6.15%	6.14%	—	6.14%	—	6.16%	6.15%
Weighted-average pay rate (fixed)	6.10%	7.09%	—	7.27%	—	6.07%	6.41%

        Our outstanding swaps at December 31, 2000 and 1999 were collateralized by mortgage-backed securities with a total par value of $9.9 million and $9.7 million, respectively. The effect of interest rate swaps utilized to offset variable-rate funding was to decrease interest expense by $212,000 for the year ended December 31, 2000 and increase interest expense by $3.1 million for 1999 and $2.4 million for 1998. In addition, we recognized a transition adjustment of $628,000 during the fourth quarter of 2000 to record our swaps at their fair value in connection with adopting Statement No. 133. Changes in the fair value of our swaps are reported as gains or losses and are charged to earnings as incurred.

Interest Rate Caps

        At December 31, 2000, we had interest rate caps with notional amounts totaling $180 million and cap rates at 7.00% and a cap index based on either the one- or three-month LIBOR rate. These interest rate caps are used to limit our exposure to rising interest rates on our short-term debt. The effect of interest rate caps was to increase interest expense by $380,000 for the year ended December 31, 2000. In addition, we recognized a transition adjustment of $1.5 million during the fourth quarter of 2000 to record these interest rate caps at their fair value in connection with adopting Statement No. 133. These caps will be carried at fair value with changes in fair value reported as gains and losses charged to earnings when incurred. There were no interest rate caps in effect at December 31, 1999.
BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

    Treasury Futures Contracts

        We had open positions related to United States Treasury futures contracts with notional amounts of $154.7 million at December 31, 2000 and $32.5 million at December 31, 1999. These contracts are used to offset fixed-rate franchise loans classified as held-for-sale. These contracts are settled daily and reported at their fair value with realized gains and losses charged to earnings when incurred.

    Forward Sale Contract

        We had an open position related to the forward sale contract of a Federal National Mortgage Association agency note with a notional amount of $70 million at December 31, 2000. This contract is used to offset fixed-rate franchise loans classified as held-for-sale. These contracts are reported at their fair value with realized gains and losses charged to earnings when incurred. There were no forward sale contracts in effect at December 31, 1999.

    Forward Sales of Mortgage-Backed Securities

        In the past, we have utilized forward sales contracts of mortgage-backed securities to offset portfolios of mortgage loans because of their historical effectiveness as a hedge. In connection with the market and interest rate volatility experienced during the third quarter of 1998, the correlation between our outstanding forward sale contracts and the underlying portfolio of loans was disrupted, triggering the settlement of the forward sale contracts and resulting in a $940,000 recognized loss for the year ended December 31, 1998.

Note 21.    Commitments and Contingencies

    Premises

        At December 31, 2000, we occupied 100 offices plus our administrative corporate office under operating lease arrangements expiring at various dates through the year 2016. In most instances, these lease arrangements include options to renew or extend the lease at market rates and terms. Bay View Bank owns the property in which four of its branches and offices are located. Rental expense was $12.5 million for the year ended December 31, 2000, $10.1 million for 1999 and $10.6 million for 1998. Sublease rental income totaled $632,000 for the year ended December 31, 2000, $584,000 for 1999 and $1.4 million for 1998.

        Future minimum payments under noncancellable lease obligations, net of approximately $4.4 million in sublease rental income from existing sublease rental arrangements through the year 2007, are summarized as follows:

Operating Lease Payments
(Dollars in thousands)
2001	$ 9,996
2002	9,166
2003	8,457
2004	6,316
2005	5,005
Thereafter	19,474

$58,414

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

    Loans

        At December 31, 2000, we had outstanding commitments to originate $137.0 million in consumer loans, $52.1 million in commercial loans and letters of credit, $11.7 million in construction loans, $5.2 million in mortgage loans, and $3.7 million in franchise loans. We had outstanding recourse and subordination contingencies relating to $37.7 million of securitized and/or sold loans at December 31, 2000 and $2.2 billion at December 31, 1999 (see Note 7). At December 31, 1999, we had outstanding commitments to originate $9.6 million in mortgage loans, $12.4 million in construction loans, $113.4 million in consumer loans, and $49.3 million in commercial loans.

    Litigation

        We are involved as plaintiff or defendant in various legal actions arising in the normal course of business. In the opinion of management, after consultation with counsel, the resolution of these legal actions will not have a material adverse effect on our consolidated financial condition or results of operations.

Note 22.    Estimated Fair Value of Financial Instruments

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
BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        Debt and other borrowings: Rates currently available to us for debt and other borrowings with similar terms and remaining maturities are used to estimate the fair value of existing debt, including advances from the Federal Home Loan Bank of San Francisco, Subordinated Notes, other borrowings, and Capital Securities. For short-term borrowings, the carrying amount is a reasonable estimate of fair value.

        Interest rate caps: The fair value of these derivative instruments is the estimated amount that we would receive or pay to terminate the contracts at the reporting date, taking into account current interest rates.

        Interest rate swaps: The fair value of interest rate swaps is the estimated amount that we would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparties.

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

        Limitations: The fair value estimates presented herein are based on pertinent information available to us as of December 31, 2000 and 1999. Although we are not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.
BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table illustrates the estimated fair values of our financial instruments as of the dates indicated:

	At December 31,
	2000		1999
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$ 694,934	$ 694,934	$ 343,905	$ 343,905
Investment securities	33,009	33,009	59,060	58,891
Mortgage-backed securities	642,628	649,775	654,713	636,063
Loans and leases, net	3,097,001	3,107,321	4,361,493	4,361,926
Investment in stock of the Federal Home Loan Bank of San Francisco	40,190	40,190	77,835	77,835
Investment in stock of the Federal Reserve Bank	19,590	19,590	13,476	13,476
Interest rate caps	119	119	—	—

Financial liabilities Transaction accounts	1,608,499	1,608,499	1,703,123	1,703,123
Certificates of deposit	2,137,813	2,143,649	2,026,657	2,065,993
Advances from the Federal Home Loan Bank of San Francisco	804,837	804,085	1,367,300	1,340,681
Short-term borrowings	197,375	197,375	415,421	415,421
Other borrowings	1,664	1,664	3,294	3,242
Subordinated Notes	149,567	105,077	149,502	147,275
Interest rate swaps	7,869	7,869	1,443	236
Capital Securities	90,000	61,650	90,000	90,791
BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 23.    Parent Company Financial Information

        The following table illustrates the parent company’s condensed statements of financial condition at December 31, 2000 and 1999 and the related condensed statements of operations and cash flows for the years ended December 31, 2000, 1999 and 1998:

Condensed Statements of Financial Condition

	At December 31,
	2000	1999
	(Dollars in thousands)
ASSETS

Cash on deposit with subsidiary bank	$ 10,728	$ 794
Investment securities, at fair value	3,950	5,393
Loans held-for-sale	97,508	—
Loans held-for-investment, net	22,447	384,658
Investment in and advances to subsidiaries	440,447	759,505
Deferred income taxes	6,462	23,099
Other assets	21,048	24,428

Total assets	$602,590	$1,197,877

LIABILITIES AND STOCKHOLDERS’ EQUITY

Short-term borrowings	$ 94,134	$ 346,210
Accounts payable and other liabilities	18,256	28,188
Subordinated Notes and Senior Debentures	99,567	99,501
Junior Subordinated Debentures	92,784	92,784
Stockholders’ equity	297,849	631,194

Total liabilities and stockholders’ equity	$602,590	$1,197,877

Condensed Statements of Operations

	For the Year ended December 31,
	2000	1999	1998
	(Dollars in thousands)
Income:
Dividends from subsidiaries	$ 69,570	$89,563	$87,000
Interest income	24,034	2,887	2,693

	93,604	92,450	89,693

Expense:
Interest expense	37,471	21,009	14,650
Provision for loss on loans	2,700	—	—
General and administrative expense	22,973	4,932	14,262
Income tax expense (benefit)	1,185	(9,441)	(10,713)

	64,329	16,500	18,199

Income before undistributed net income of subsidiaries	29,275	75,950	71,494
Undistributed net loss or distribution in excess of net income of subsidiaries	(355,472)	(46,986)	(48,775)

Net income (loss)	$(326,197)	$28,964	$22,719

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statements of Cash Flows

	For the Year ended December 31,
	2000	1999	1998
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(326,197)	$ 28,964	$ 22,719
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Undistributed net loss or distribution in excess of net income of subsidiaries	355,472	46,986	48,775
Gain on sale of loans and securities	(647)	—	(202)
Decrease (increase) in other assets	19,167	(11,631)	(11,380)
(Decrease) increase in other liabilities	(1,457)	7,996	8,929
Other, net	354	3,243	(3,891)

Net cash provided by operating activities	46,692	75,558	64,950

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of subsidiaries, net of cash and cash equivalents (paid) received	—	(15,453)	82,129
Purchases of loans receivable	—	(374,658)	(10,000)
Investment in subsidiary	(39,155)	(29,500)	(2,783)
Purchase of investment securities	—	(5,393)	(1,956)
Proceeds from sale of investment securities	—	—	2,357
Proceeds from sale of loans	265,350	—	—
Advances from (to) subsidiaries	—	69,820	(200,211)
Other, net	(827)	—	—

Net cash provided by (used in) investing activities	225,368	(355,184)	(130,464)

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) increase in short-term borrowings	(252,440)	346,210	—
Issuance of Junior Subordinated Debentures	—	—	92,784
Repayment of Senior Debentures	—	(50,000)	—
Repurchase of common stock	—	(8,381)	(24,063)
Proceeds from issuance of common stock	94	498	3,269
Dividends paid to stockholders	(9,780)	(7,715)	(7,207)

Net cash (used in) provided by financing activities	(262,126)	280,612	64,783

Net increase (decrease) in cash	9,934	986	(731)
Cash on deposit (overdraft) with subsidiary bank at beginning of year	794	(192)	539

Cash on (overdraft) deposit with subsidiary bank at end of year	$ 10,728	$ 794	($ 192)

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 24.    Segment and Related Information

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

        In computing net interest income by platform, the interest expense associated with our warehouse lines, which are used primarily to fund franchise loans held-for-sale, is allocated directly to the Commercial Platform. The interest expense associated with our remaining funding sources, including the noninterest expense associated with our 9.76% Capital Securities, is allocated to each platform on a pro-rata basis determined by the relative amount of average interest-bearing liabilities, excluding warehouse lines, that are required to fund the platform’s interest-earning assets.

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

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following tables illustrate each platform’s contribution for the periods indicated. The tables also illustrate the reconciliation of total contribution by platform to our consolidated net income (loss) for the periods indicated. Reconciling items generally include indirect corporate overhead and income tax expense (benefit).

	For the Year Ended December 31, 2000
	Retail	Commercial	Total
	(Dollars in thousands)
Interest income	$ 221,451	$ 238,741	$ 460,192
Interest expense	(159,331)	(135,421)	(294,752)
Provision for losses on loans and leases	(10,354)	(52,246)	(62,600)
Noninterest income (loss)(1)	90,350	(13,708)	76,642
Direct general and administrative expenses(1)	(79,856)	(31,547)	(111,403)
Direct general and administrative expenses—FMAC loan production	—	(15,561)	(15,561)
Direct general and administrative expenses—Bankers Mutual	—	(6,311)	(6,311)
Allocation of branch network general and administrative expenses	21,934	(21,934)	—
Restructuring charges—FMAC(1)	—	(9,213)	(9,213)
Revaluation of FMAC-related assets(1)	—	(101,894)	(101,894)
Leasing expenses	(69,350)	—	(69,350)
Dividend expense on Capital Securities	(5,148)	(3,841)	(8,989)
Real estate owned operations, net	(22)	(43)	(65)
Amortization of intangible assets	(8,768)	(2,390)	(11,158)
Amortization of intangible assets—FMAC	—	(9,608)	(9,608)
Write-off of intangible assets—FMAC(1)	—	(192,622)	(192,622)

Contribution by platform	$ 906	$ (357,598)	(356,692)

Indirect corporate overhead(1)			(25,315)
Income tax benefit			55,810

Net loss			$ (326,197)

At December 31, 2000:
Interest-earning assets plus operating lease assets	$2,207,366	$2,178,619	$4,385,985

Noninterest-earning assets			974,946

Total assets			$5,360,931

	For the Year Ended December 31, 1999
	Retail	Commercial	Total
	(Dollars in thousands)
Interest income	$ 266,007	$ 155,649	$ 421,656
Interest expense	(169,529)	(81,643)	(251,172)
Provision for losses on loans and leases	(25,558)	(2,753)	(28,311)
Noninterest income(1)	84,658	6,874	91,532
Direct general and administrative expenses(1)	(76,309)	(17,046)	(93,355)
Direct general and administrative expenses—FMAC loan production	—	(2,395)	(2,395)
Allocation of branch network general and administrative expenses	13,445	(13,445)	—
Leasing expenses	(40,188)	—	(40,188)
Dividend expense on Capital Securities	(6,095)	(2,840)	(8,935)
Real estate owned operations, net	133	105	238
Amortization of intangible assets	(10,002)	(1,991)	(11,993)
Amortization of intangible assets—FMAC	—	(1,694)	(1,694)

Contribution by platform	$ 36,562	$ 38,821	75,383

Indirect corporate overhead(1)			(21,366)
Income tax expense			(25,053)

Net income			$ 28,964

At December 31, 1999:
Interest-earning assets plus operating lease assets	$3,658,735	$2,219,536	$5,878,271

Noninterest-earning assets			620,429

Total assets			$6,498,700

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Year Ended December 31, 1998
	Retail	Commercial	Total
	(Dollars in thousands)
Interest income(1)	$ 280,971	$ 125,392	$ 406,363
Interest expense	(179,725)	(72,037)	(251,762)
Provision for losses on loans and leases	(9,114)	—	(9,114)
Noninterest income	30,339	733	31,072
Direct general and administrative expenses(1)	(79,867)	(9,501)	(89,368)
Allocation of branch network general and administrative expenses	10,538	(10,538)	—
Leasing expenses	(7,682)	—	(7,682)
Dividend expense on Capital Securities	(174)	(70)	(244)
Real estate owned operations, net	138	102	240
Amortization of intangible assets	(9,921)	(1,451)	(11,372)

Contribution by platform	$ 35,503	$ 32,630	68,133

Indirect corporate overhead(1)			(24,199)
Income tax expense			(21,215)

Net income			$ 22,719

At December 31, 1998:
Interest-earning assets plus operating lease assets	$3,853,193	$1,469,417	$5,322,610

Noninterest-earning assets			273,622

Total assets			$5,596,232

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

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 25.    Selected Quarterly Results of Operations (Unaudited)

	For the Year Ended December 31, 2000
	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
	(Dollars in thousands, except per share amounts)
Interest income	$114,465	$114,681	$ 118,423		$ 112,623
Net interest income	43,191	43,175	41,701		37,373
Provision for losses on loans and leases	8,000	9,500	13,000	(1)	32,100	(1)
Income (loss) before income tax expense (benefit)	4,374	(1,126)	(252,616	)(2)	(132,639	)(3)
Net income (loss)	518	204	(234,456	)(2)	(92,463	)(3)

Basic earnings (loss) per share	0.02	0.01	(7.18)		(2.83)
Diluted earnings (loss) per share	0.02	0.01	(7.18)		(2.83)

	For the Year Ended December 31, 1999
	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
	(Dollars in thousands, except per share amounts)
Interest income	$100,021	$102,716	$ 104,898		$ 114,021
Net interest income	40,783	42,746	42,290		44,665
Provision for losses on loans and leases	5,311	6,800	7,000		9,200
Income before income tax expense	13,429	14,184	16,568		9,836
Net income	7,133	7,536	9,034		5,261

Basic earnings per share	0.37	0.40	0.48		0.19
Diluted earnings per share	0.37	0.40	0.48		0.19

(1)	Includes additional provision primarily related to franchise loans.
(2)
Includes various charges associated with FMAC and the restructuring of our franchise lending division including the write-off of goodwill, franchise lending restructuring charges and the revaluation of FMAC-related assets (see Note 3 for further discussion of our restructuring activities).

(3)
Includes additional charges relating to FMAC and the restructuring of our balance sheet as further information became available including the additional mark-to-market adjustment on franchise loans held-for-sale, the loss on sale of franchise asset-backed securities and the loss on sale of high loan-to-value home equity loans.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
Bay View Capital Corporation:

        We have audited the accompanying consolidated statements of financial condition of Bay View Capital Corporation and subsidiaries (“the Company”) as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bay View Capital Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/    KPMG LLP

San Francisco, California
February 14, 2001

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

    Directors

        The following table sets forth certain information regarding each director of the Registrant.

					Shares of Common Stock Beneficially Owned as of December 31, 2000
Name	Age	Positions Held	Director Since(1)	Term to Expire	No. of Shares(2)(3)	Percent
Paula R. Collins	51	Director	1993	2003	68,785	0.21%
Roger K. Easley	64	Director	1984	2002	93,868	0.28%
Thomas M. Foster	58	Director	1993	2003	83,916	0.25%
Robert M. Greber	63	Director	1996	2001	37,973	0.11%
John R. McKean	70	Chairman of the Board	1984	2002	170,206	0.51%
Angelo J. Siracusa	71	Director	1996	2002	40,326	0.12%
Edward H. Sondker	53	Director, President and Chief Executive Officer	1995	2001	355,043	1.06%

(1)	Includes service as a director of Bay View Bank, N.A., our wholly owned subsidiary.

(2)
Includes shares held directly, held in retirement accounts, held by certain members of the named individuals’ families, or held by trusts of which the named individuals are trustees or substantial beneficiaries, with respect to which shares the named individuals may be deemed to have sole or shared voting or dispositive power. Includes for Directors Collins, Easley, Foster, Greber, McKean and Siracusa respectively, 61,000, 71,000, 67,000, 30,000, 60,000, and 30,000 shares which are subject to stock options currently exercisable or which will become exercisable within 60 days of December 31, 2000, granted under the 1989 Stock Option Plan. Includes for Director Sondker 322,000 shares which are subject to stock options currently exercisable or which will become exercisable within 60 days of December 31, 2000, granted under the 1995 Stock Option Plan.

(3)
Of the shares listed for Directors Collins, Easley, Foster, Greber, McKean, and Siracusa, 7,585, 11,040, 7,916, 6,973, 30,206, and 10,226 consist of Stock Units representing deferred director fees credited as of December 31, 2000 to the respective Stock Unit Account of each director established under the Stock in Lieu of Cash Plan.

        The business experience of each of the above directors for at least the last five years is as follows:

        Ms. Collins is a principal of The WDG Companies, San Francisco, California, a real estate development firm she founded in 1982, and Chief Executive Officer of WDG Ventures, Inc., a subsidiary of The WDG Companies.

        Mr. Foster is an independent financial consultant with over 20 years of banking and financial experience. Mr. Foster was the President of Aircraft Technical Publishers, Brisbane, California, an aircraft maintenance library services company, from February 1989 until August 1992.

        Mr. Greber served as Chairman of the Board and Chief Executive Officer of the Pacific Exchange from 1995 until his retirement in 1999. Mr. Greber is also a director of Sonic Solutions, Inc., Novato, California.

        Mr. Sondker has served as President and Chief Executive Officer of the Company and the Bank since August 1995. Previously, he was President and Chief Executive Officer of Independence One Bank of California from October 1990 until June 1995.

        Mr. Siracusa is the former President of the Bay Area Council, a non-profit public policy organization, which he headed for 24 years. Mr. Siracusa is an independent consultant in public and government affairs.

        Mr. Easley is Chairman, President and CEO of Seven-Up Bottling Company of San Francisco, California.

        Mr. McKean has served as Chairman of the Board of the Company since January 1994. Mr. McKean is a managing partner at Burr, Pilger, Mayer & McKean (CPAs), San Francisco, California.

        There is no family relationship among the above directors.

    Executive Officers

        Information concerning our executive officers is contained under the heading “Executive Officers of the Registrant” at Item 1. “Business.”

        To our knowledge, during the past five years none of the directors or executive officers named herein has been involved in certain legal proceedings as defined in Item 401(f) of Regulation S-K under the Securities Act of 1933.

    Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission reports of ownership and reports of changes in ownership of our common stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by Securities and Exchange Commission regulation to furnish us with copies of all Section 16(a) forms they file.

        To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2000, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were met.

Item 11.    Executive Compensation

        The following table sets forth information concerning the compensation for services in all capacities to us for the years indicated of the Chief Executive Officer of the Company and our four other most highly compensated executive officers of the Company during fiscal 2000 (the “named officers”). Annual bonuses are shown in the year earned, although they are not paid until March of the following year.

SUMMARY COMPENSATION TABLE
Long Term Compensation
				Awards		Payouts
Name and Principal Position	Annual Compensation			Restricted Stock Award(s)	Shares Underlying Options	LTIP Payouts $	All Other Compensation
	Year	Salary	Bonus
Edward H. Sondker President and Chief Executive Officer	2000 1999 1998	$425,000 412,500 375,000	$ — 255,000 100,000	— — —	10,000 40,000 50,000	— — —	$41,131(1) 17,514(1) 20,045(1)

John N. Buckley Executive Vice President and Chief Credit Officer	2000 1999 1998	$215,000 200,000 175,000	$ 86,000 80,000 38,000	— — —	25,000 15,000 7,500	— — —	$21,521(2) 37,976(2) 17,649(2)

Matthew L. Carpenter President and Chief Executive Officer, Bay View Commercial Finance Group	2000 1999 1998	$250,000 177,083 153,750	$187,500 116,781 82,688	— — —	25,000 5,000 7,000	— — —	$16,917(3) 24,525(3) 25,115(3)

Ronald L. Reed Executive Vice President and Director of Management Information Systems and Loan Servicing	2000 1999 1998	$230,000 220,000 190,000	$ 92,000 88,000 63,000	— — —	25,000 15,000 12,500	— — —	$31,515(4) 12,333(4) 4,337(4)

Douglas J. Wallis(5) Executive Vice President, General Counsel and Corporate Secretary	2000 1999	$235,000 56,250	$ 94,000 —	— —	25,000 30,000	— —	$ 869(6) —

(1)
2000: matching contribution to Mr. Sondker’s 401(k) Plan account, $7,650; life insurance premium, $966; split dollar life insurance premium, $1,758; excess vacation buyback, $29,972; executive physical, $785. The value of the allocation to Mr. Sondker’s Employee Stock Ownership Plan (“ESOP”) account for 2000 is not yet available 1999: matching contribution to Mr. Sondker’s 401(k) Plan account, $7,200; life insurance premium, $2,592; split dollar life insurance premium, $2,145; cancellation of 30,000 options in November, 1999 in exchange for $1; allocation to Mr. Sondker’s ESOP account, $5,576 1998: matching contribution to Mr. Sondker’s 401(k) Plan account, $5,550; life insurance premium, $120; split dollar life insurance premium, $1,941; executive physical, $2,576; allocation to Mr. Sondker’s ESOP account, $9,858.

(2)
2000: matching contribution to Mr. Buckley’s 401(k) Plan account, $10,167; life insurance premium, $775; excess vacation buyback, $10,579. The value of the allocation to Mr. Buckley’s ESOP account for 2000 is not yet available. 1999: matching contribution to Mr. Buckley’s 401(k) Plan account, $9,600; life insurance premium, $2,022 cancellation of 7,500 options in exchange for $20,775, allocation to Mr. Buckley’s ESOP account, $5,579 1998: matching contribution to Mr. Buckley’s 401(k) Plan account, $7,744; life insurance premium, $47; allocation to Mr. Buckley’s ESOP account, $9,858.

(3)
2000: matching contribution to Mr. Carpenter’s 401(k) Plan account, $10,200; life insurance premium, $717; automobile allowance, $6,000. The value of the allocation to Mr. Carpenter’s ESOP account for 2000 is not yet available 1999: matching contribution to Mr. Carpenter’s 401(k) Plan account, $9,600; life insurance premium, $1,814; automobile allowance, $6,000, executive physical $1,535; allocation to Mr. Carpenter’s ESOP account, $5,576. 1998: matching contribution to Mr. Carpenter’s 401(k) Plan account, $9,225; life insurance premium, $32; automobile allowance, $6,000; allocation to Mr. Carpenter’s ESOP account, $9,858.

(4)
2000: matching contribution to Mr. Reed’s 401(k) Plan account, $5,137; life insurance premium, $852; excess vacation buyback, $25,526. The value of the allocation to Mr. Reed’s ESOP account for 2000 is not yet available 1999: matching contribution to Mr. Reed’s 401(k) Plan account, $4,562; life insurance premium, $2,195; allocation to Mr. Reed’s ESOP account, $5,576 1998: matching contribution to Mr. Reed’s 401(k) Plan account, $762; life insurance premium, $3,575.

(5)	Mr. Wallis joined the Company on October 1, 1999.

(6)	2000: life insurance premium, $869.

        The following table sets forth certain information concerning grants of stock options pursuant to the 1995 Stock Option Plan to the named officers in 2000. There were no repricings of option grants during 2000. No stock appreciation rights “SARs” were granted in 2000.

OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants
Name	Number Of Shares Underlying Options Granted	% of Total Options Granted to Employees in the Fiscal Year	Per Share Exercise Price	Expiration Date	Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation for Option Term
					5%	10%
Edward H. Sondker	10,000	1.21%	$9.1250	5/30/10	$57,387	$145,429

John N. Buckley	15,000	1.82%	8.5625	3/1/10	80,774	204,696
	10,000	1.21%	9.1250	5/30/10	57,387	145,429

Matthew L. Carpenter	15,000	1.82%	8.5625	3/1/10	80,774	204,696
	10,000	1.21%	9.1250	5/30/10	57,387	145,429

Ronald L. Reed	15,000	1.82%	8.5625	3/1310	80,774	204,696
	10,000	1.21%	9.1250	5/30/10	57,387	145,429

Douglas J. Wallis	15,000	1.82%	8.5625	3/1/10	80,774	204,696
	10,000	1.21%	9.1250	5/30/10	57,387	145,429

        The following table sets forth certain information concerning option exercises during the last fiscal year and the number and value of unexercised stock options at December 31, 2000 held by the named officers. None of the named officers held any SARs at December 31, 2000 or exercised any SARs during 2000.

AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR
AND OPTION VALUES AT DECEMBER 31, 2000

Name	Shares Acquired on Exercise	Value Realized	Number of Shares Underlying Unexercised Options at FY-End		Value of Unexercised In-the-Money Options at FY-End ($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Edward H. Sondker	—	—	322,000	46,000	—	—
John N. Buckley	—	—	62,500	35,000	—	—
Matthew L. Carpenter	—	—	41,000	31,500	—	—
Ronald L. Reed	—	—	35,500	37,000	—	—
Douglas J. Wallis	—	—	9,000	46,000	—	—

(1)	All option exercise prices exceeded the fair market value of $6.25 of the underlying shares at December 31, 2000, consequently, there were no in-the-money options at that time.

    Board of Directors Meetings, Committees and Compensation

        Meetings

        Meetings of our Board of Directors are generally held monthly. The Board of Directors of the Company held ten meetings during the fiscal year ended December 31, 2000. During 2000, no director of the Company attended fewer than 75% of the total number of meetings held by the Company’s Board of Directors held while he or she was a director and by all committees of the Board of Directors of the Company on which he or she served during the period that he or she served.

        Fees

        The directors’ fees for non-employee directors, other than the Chairman of the Board, were as follows: a monthly retainer of $2,000 if the person is a director of Bay View Capital Corporation but not Bay View Bank, and a monthly retainer of $2,500 if the person is a director of both Bay View Capital Corporation and Bay View Bank; a fee of $1,500 per board meeting attended, or $1,000 in the case of telephonic meetings attended; and a fee of $1,000 per committee meeting attended, or $500 in the case of telephonic meetings attended, plus $500 per committee meeting for the Chairman of the Audit Committee and $250 per committee meeting for the Chairman of each other committee. No fee is paid for attendance at any committee meeting held on the same day as a board meeting, except that committee Chairman fees are paid regardless of whether the committee meeting is held on the same day as a Board meeting. Directors Collins and Foster receive the same attendance fees for attending meetings of Bay View Bank’s Board of Directors. Mr. McKean, the Chairman of the Board, was paid a director’s retainer of $2,500 per month, plus a chairman’s retainer of $5,000 per month and he receives $1,500 per board meeting attended, or $1,000 in the case of telephonic meetings attended. He also receives $1,000 per Bay View Capital Corporation or Bay View Bank Committee meeting attended, or $500 in the case of telephonic committee meetings attended. Only one fee for attendance at Board meetings of the Bank and the Company is paid when meetings of Bay View Bank and Bay View Capital Corporation Boards are held on the same day.

        Stock Option Awards

        On January 28, 2000, options to purchase 5,000 shares of Bay View Capital Corporation common stock at the exercise price of $9.97 were granted to each of the non-employee Directors. The options became exercisable in full on January 28, 2000, and will expire on January 28, 2010.

        Information regarding stock options granted to Director Sondker, the President and Chief Executive Officer of the Company, is contained in the table captioned “Option Grants in Last Fiscal Year.”

        Stock in Lieu of Cash Compensation Plan

        In 1996, we adopted the Stock in Lieu of Cash Compensation Plan for Non-Employee Directors (the “Stock in Lieu of Cash Plan”). The Stock in Lieu of Cash Plan provides for the deferral of director fees earned by non-employee directors in the form of Stock Units (“Stock Units”), which are credited to accounts maintained for the non-employee directors (“Stock Unit Accounts”). At least 20% of the fees paid to non-employee directors must be converted into Stock Units, and non-employee directors may elect to have up to 100% of their fees converted. The number of Stock Units per fee deferral is determined by dividing the amount of fees deferred by the fair market value per share of the Company common stock on the deferral date.

        Each non-employee director has credited to his or her Stock Unit Account an additional number of Stock Units to reflect cash dividends paid with respect to our common stock. The number of Stock Units is determined by multiplying the amount of the dividend per share by the number of Stock Units held in the non-employee director’s Stock Unit Account on the dividend record date. Each Stock Unit Account will be settled as soon as practicable following the non-employee director’s termination of service as a director, for any reason, by delivering to the non-employee director (or his beneficiary) the number of shares of our common stock equal to the number of whole Stock Units then credited to the non-employee director’s Stock Unit Account. The non-employee director may elect to have such shares delivered in substantially equal annual installments over a period not to exceed ten years; in the absence of such an election, all of such shares will be delivered on the settlement date. During the year ended December 31, 2000, we distributed 5,253 shares of our common stock under the Stock in Lieu of Cash Plan to two individuals who resigned from service as directors.

        Amended Outside Directors Retirement Plan.

        Bay View Bank maintains the Amended Outside Directors Retirement Plan (the “Retirement Plan”) for non-employee directors who retire from Bay View Bank’s Board of Directors with at least three years of service on the Board and who were elected to the Bank’s Board of Directors prior to 1996. Only Directors McKean, Collins, Easley and Foster are eligible participants in the Retirement Plan. Pursuant to the Retirement Plan, the present values of the vested accrued benefits as of May 23, 1996 of each participant were contributed by Bay View Bank in cash to a grantor trust administered by a third-party trustee. The cash was then invested by the trustee in shares of our common stock purchased on the open market, which have been allocated to accounts maintained by the trustee for the Retirement Plan participants.

        The Retirement Plan provides that, in general, upon the termination of a participant’s service as a director of Bay View Bank (and Bay View Capital Corporation, if the participant also serves as a director) prior to a change in control, the shares of our common stock allocated to the participant’s account will be distributed in ten installments, with the first installment being made within 30 days after termination of service and each subsequent installment being made annually thereafter (the “normal form of payment”). A participant may elect, within 15 days after termination of service, to instead have the shares of stock allocated to his account sold by the trustee and receive the proceeds in cash, paid in ten installments, with the first installment being paid within 30 days after termination of service and each subsequent installment being paid annually thereafter (the “cash installment form of payment”). The cash proceeds not immediately distributed would be invested in permissible investments with the participant entitled to any earnings on such investments up to a specified amount. If a participant’s service is terminated in connection with or after a change in control, the participant will automatically receive the cash installment form of payment, unless the Board of Directors of the Bank determines prior to the change in control to require the trustee to make a single, lump-sum cash payment of the value of each participant’s account balance immediately after such a termination of service. A participant whose service terminates before a change in control and who begins receiving the normal form of payment will, in the event of a change of control, thereafter receive the cash installment form of payment for the remaining value of his or her account.

        Committees

        Set forth below is information regarding the Audit, Compensation and Benefits and Nominating Committees. There is also a Stock Option Committee, the members of which are Directors Collins, Greber and McKean.

        The Audit Committee reviews audit and regulatory reports and related matters to ensure effective compliance with regulatory and internal policies and procedures. Directors McKean, Collins and Foster are members of this Committee. The Committee held eight meetings during 2000.

        The Compensation and Benefits Committee is responsible for review and recommendations for approval by the Board of senior officers’ salaries, other compensation and benefit programs and Board of Directors and committee fees. The current members of the Compensation and Benefits Committee are Directors Collins, Greber and McKean. The Committee held four meetings during 2000.

        The Nominating Committee of the Company is responsible for nominating persons to serve on the Board of Directors and as Chairman of the Board. Directors Foster, McKean and Sondker are members of this Committee. The Committee did not meet during 2000. While the Nominating Committee will consider nominees recommended by stockholders, the Committee has not actively solicited such nominations. Pursuant to our Bylaws, nominations by stockholders must be delivered in writing to the Secretary of Bay View Capital Corporation not less than 60 nor more than 90 days before the date of the annual meeting, except that if less than 70 days’ notice or prior disclosure of the date of the meeting is given or made to stockholders, nominations must be delivered no later than the close of business on the tenth day following the earlier of the day on which notice of the date of the meeting is mailed or public disclosure of the date of the meeting is made.

    Employment Contracts

        We have employment agreements with each of the named officers. Each agreement provides for an initial term of one year with automatic renewal for an additional year on each December 31 unless Bay View Capital Corporation or the executive gives prior written notice that the agreement is not to be renewed. At January 1, 2000, the agreements provided for the payment of base salary as follows: Mr. Sondker, $425,000 per annum; Mr. Buckley, $215,000 per annum; Mr. Carpenter, $185,000 per annum; Mr. Reed, $230,000 per annum and
Mr. Wallis, $225,000 per annum. The agreements provide for base salary review on July 1 of each year. All of the contracts provide that salary increases are not guaranteed or automatic. The contracts also provide for participation in an equitable manner in employee benefits applicable to executive personnel. In the event of termination without cause, other than within 24 months after a change in control of Bay View Capital Corporation, the executive would be entitled to receive a lump sum severance payment of 18 months’ salary. Upon a change in control followed within 24 months by the involuntary termination of an executive (including the executive’s relocation or a reduction in benefits or responsibilities) without cause, the executive would be entitled to a lump sum severance payment of 200% of annual salary plus target bonus.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

        The Compensation and Benefits Committee of the Board of Directors has furnished the following report on executive compensation:

Compensation Philosophy Regarding Executive Officers

        The Compensation and Benefits Committee (the “Committee”) of the Board of Directors is responsible for supervising and approving the compensation and benefits of the executive officers of Bay View Capital Corporation, (“the Company”). The Committee seeks to ensure that the compensation of senior executives is consistent with the overall performance goals of the Company. In executing its responsibilities, the Committee considers the three components of compensation for executive officers: (1) base salary; (2) annual incentives; and (3) long-term incentives. The underlying goal of corporate compensation is to tie the executive’s compensation to performance of the Company as a whole, and to achievement of individual objectives. This goal is implemented by weighing the two variable compensation components, namely, annual and long term incentives, more heavily than base salary. Compensation levels for base salary are intended to be competitive at the market median. Executives can attain total compensation at above market levels by accomplishing their individual goals at the same time that the Company has achieved stated corporate goals.

        In 2000, the Committee retained the services of Strategic Compensation Associates (“SCA”), an independent compensation consulting firm, to competitively assess the Company’s executive compensation programs and make appropriate recommendations in accordance with the Committee’s pay-for-performance philosophy. SCA compiled a composite group of peer institutions and analyzed peer group compensation data from proxy statements, financial data, annual reports and published surveys; pay data was appropriately adjusted to compare with the Company’s size. SCA derived market consensus levels of total compensation for each executive position of the Company based on experience, responsibilities and scope of duties, and made recommendations as to appropriate base salary and target annual and long-term incentive compensation levels. Based on SCA’s recommendations, the Committee made certain changes to existing salary levels for executive officers of the Company in July 2000, such that base salaries were generally set at market consensus levels for each position, with the exception of the Company’s Chief Executive Officer, whose base compensation remained unchanged from the prior year and was below the market consensus level. The Chairman of the Board of each of the respective subsidiaries made determinations for salary levels for executive officers of those subsidiaries, also based on peer data comparison provided by SCA. Ranges for target long-term compensation for each executive position were also established by the Committee based on SCA’s recommendations.

        Incentive and bonus programs for executive officers have been utilized by the Company for many years. Annual incentive plans for the executive officers measure performance based upon (1) the creation of shareholder value as reflected in certain financial measurements, (2) business unit performance; and (3) individual performance, as measured against goals and objectives in the Company’s business plan. The annual incentive plans for executive officers have required that certain thresholds of corporate performance and regulatory ratings be met prior to an executive being entitled to an incentive payment.

        The 2000 Annual Senior Management Incentive Plan (the “2000 Plan”) for the executive officers of the Company and Bay View Bank contained certain corporate goals which were required to be met prior to any officer becoming eligible for a bonus. These thresholds were cash earnings of the Company and regulatory examination results, including a satisfactory Community Reinvestment Act (“CRA”) rating. In June 2000, after the decision by the Board of Directors to explore strategic options including a possible sale of all or part of the Company, the Committee determined that, in light of the Board’s decision to pursue a different strategic direction of the Company, the previously established performance measures no longer represented the strategy of the Company. The Committee determined that it was in the best interests of the Company to retain the officers of the Company during this critical period and to have them focus on the new strategic direction of the Company. The Committee therefore acted to eliminate the corporate performance measure of the 2000 Plan and to use attainment of business unit and individual performance measures as the basis for eligibility for payment under the plans. To further retain the executives of the Company, the Committee approved amending the 2000 Plan to provide that, to receive a payment under the 2000 Plan, the executive must be employed by the Company on the date of payment in March 2001 rather than on the last day of the performance period (the calendar year). Production subsidiary units were required to meet performance targets based on production levels, asset quality and expense control, and such goals were exceeded by Bay View Commercial Finance Group. Consequently, the named officers were entitled to payments under the 2000 Plan as follows: Mr. Sondker, $0; Mr. Buckley, $68,800; Mr. Carpenter, $187,500; Mr. Reed, $92,000; and Mr. Wallis, $94,000. Mr. Buckley received an additional discretionary bonus award of $17,200 in recognition of the need to retain him through the performance period. The bonus payments to the named officers totaled $459,300.

        In January 1998, the Committee approved a long-term incentive plan (the “Performance Stock Plan”) designed by SCA to complement the Company’s existing stock option program through which awards are contingent on the achievement of specific performance measures as set forth in the Performance Stock Plan. The Performance Stock Plan was submitted to and approved by the Company’s shareholders at the May 1998 annual stockholders’ meeting. In December 1998, the Committee approved a Supplemental Phantom Stock Unit Plan (the “Supplemental Plan”), which was ratified by the Board in January 1999 (the Performance Stock Plan and the Supplemental Plan are referred to collectively as the “Long-term Incentive Plan”). No awards were made in 2000 to any participant in the Performance Stock Plan and the Supplemental Plan, as target performance measures were not achieved. The Performance Stock Plan and the Supplemental Plan expired on December 31, 2000.

        The Committee considers the grant of stock options to executive officers to be an important component of long-term compensation. In 2000, options were granted to the named executive officers other than pursuant to the Performance Stock Plan as follows: Mr. Sondker, 10,000 shares; Mr. Buckley, 25,000 shares; Mr. Carpenter, 25,000 shares; Mr. Reed, 25,000 shares; and Mr. Wallis, 25,000 shares. The grants were based on the Committee’s recognition of the leadership skills of the named individuals and the importance of retaining the named individuals because of their impact on the future success of the Company. During 1997, the Company established a split-dollar life insurance policy for Mr. Sondker. The policy was funded by the tax-free conversion of the cash surrender value of an existing policy that no longer served a valid purpose. The new policy is owned by the executive but provide for an assignment back to the Company of the amount contributed by the Company. The assignment would be terminated upon a change in control of the Company.

CEO Compensation

        Edward H. Sondker commenced employment as the Company’s President and Chief Executive Officer on August 1, 1995. Mr. Sondker’s base salary was set at $425,000 effective July 1, 1999, as a result of recommendations made by SCA and in accordance with the Committee’s philosophy of setting base salary at peer market average for a comparable position. Mr. Sondker’s base salary was not adjusted during 2000. Mr. Sondker’s total compensation package includes: (1) the aforementioned base salary; (2) annual incentive target award of up to 60% of annual base salary based upon achievement of agreed-upon 2000 performance goals; (3) long-term compensation consisting of options to purchase 368,000 shares of Bay View common stock (representing cumulative grants since his date of hire) vesting over three years; (4) PSUs and options, if earned, under the Long-term Incentive Plan (5) the split-dollar life insurance policy described above; and (6) a one year employment contract. Mr. Sondker did not receive an annual incentive award payment for 2000. On January 1, 2000, Mr. Sondker’s employment agreement (described elsewhere in this Proxy Statement) was renewed for an additional one-year term. On February 14, 2001 Mr. Sondker announced his resignation from his position as President and Chief Executive Officer and the termination of his contract upon the Board’s identification of his successor.

        The foregoing report is furnished by Ms. Collins, (Chairperson), and Messrs. McKean and Greber. There were no Compensation Committee Interlocks as defined in Item 402(k) of Regulation S-K under the Securities Act of 1933.

Stockholder Return Performance Presentation

        The line graph below compares the cumulative total stockholder return on our common stock to the cumulative total return of the Dow Jones Banks Index and the Dow Jones U.S. Total Market Index for the period December 31, 1995 through December 31, 2000. The graph assumes that $100 was invested on December 31, 1995 and that all dividends were reinvested.

CUMULATIVE TOTAL RETURN

BAY VIEW CAPITAL CORPORATION,
DOW JONES BANKS INDEX AND DOW JONES U.S. TOTAL MARKET INDEX

	12/31/95	12/31/96	12/31/97	12/31/98	12/31/99	12/31/00
Bay View Capital	100	151	263	160	107	49
Dow Jones Banks Index	100	139	209	222	195	230
Dow Jones US Total Market Index	100	122	161	201	247	224

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth, as of December 31, 2000, certain information as to (i) those persons we knew to be beneficial owners of more than 5% of our outstanding shares of common stock, (ii) the shares of common stock beneficially owned by the executive officers named below and (iii) the shares of common stock beneficially owned by all directors and executive officers as a group. Certain information as to the shares of common stock beneficially owned by our directors is included in Item 10. “Directors and Executive Officers of the Registrant”.

	Shares of Common Stock Beneficially Owned as of December 31, 2000
Beneficial Owner	No. of Shares		Percent
Southeastern Asset Management, Inc.	6,345,230	(1)	18.93%
6410 Poplar Avenue, Suite 900 Memphis, Tennessee 38119

Wayne L. Knyal	3,237,742	(2)	9.66%

Dimensional Fund Advisors, Inc.	1,933,801	(3)	5.77%
1299 Ocean Avenue, 11th Floor Santa Monica, California 90401

Edward H. Sondker	355,043	(4)	1.06%

John N. Buckley	71,145	(4)	0.21%

Matthew L. Carpenter	42,848	(4)	0.13%

Ronald L. Reed	42,243	(4)	0.13%

Douglas J. Wallis	13,606	(4)	0.04%

All directors and executive officers as a group (15 persons)	1,184,795	(4)	3.53%

(1)
As reported by Southeastern Asset Management, Inc. (“Southeastern”), a registered investment advisor, Longleaf Partners Realty Fund (“Longleaf Realty”), Longleaf Partners Small-Cap Fund (“Longleaf Small-Cap”) and Mr. O. Mason Hawkins, as of December 31, 2000 on Amendment No. 6 to a Schedule 13G filed with the Securities and Exchange Commission. Longleaf Realty and Longleaf Small-Cap are series of Longleaf Partners Funds Trust, an open-end management investment company (“Longleaf Trust”). Southeastern serves as investment advisor for Longleaf Trust. Southeastern reported sole voting power as to 889,883 shares, sole dispositive power as to 979,883 shares and shared voting and dispositive powers as to 5,365,347 shares. Longleaf Realty reported sole voting and dispositive powers as to no shares and shared voting and dispositive powers as to 2,250,647 shares. Longleaf Small-Cap reported sole voting and dispositive powers as to no shares and shared voting and dispositive powers as to 3,114,700 shares. Mr. Hawkins, the Chairman of the Board and Chief Executive Officer of Southeastern, may also be deemed to beneficially own the 6,345,230 shares beneficially owned by Southeastern. Mr. Hawkins disclaims beneficial ownership of all such shares.

(2)	Shares are held by FLRT, Inc., a closely held company, 100% of which is owned by Mr. Knyal and his immediate family as last reported in August 2000.

(3)
As reported by Dimensional Fund Advisors, Inc. (“DFA”), a registered investment advisor, as of December 31, 2000, on a Schedule 13G filed with the Securities and Exchange Commission. DFA reported sole voting power as to all 1,933,801 shares.

(4)
Includes shares held directly, held in retirement accounts, held by certain members of the named individuals’ families, or held by trusts of which the named individuals are trustees or substantial beneficiaries, with respect to which shares the named individuals may be deemed to have sole or shared voting or dispositive power. Includes for Messrs. Sondker, Buckley, Carpenter, Reed, and Wallis, and all directors and executive officers as a group respectively, 322,000, 62,500, 41,000, 35,500, 9,000, and 947,500 shares which are subject to options currently exercisable or which will become exercisable within 60 days of December 31, 2000, granted under one or more of the Company’s Amended and Restated 1995 Stock Option and Incentive Plan (the “1995 Stock Option Plan”), Amended and Restated 1986 Stock Option and Incentive Plan (the “1986 Stock Option Plan”), 1998-2000 Performance Stock Plan, and Amended and Restated 1989 Non-Employee Director Stock Option Plan (the “1989 Stock Option Plan”). Also includes a total of 73,946 Stock Units representing deferred director fees credited as of December 31, 2000 to the Stock Unit Accounts of non-employee directors established under the Company’s and the Bank’s Stock In Lieu of Cash Compensation Plan for Non-Employee Directors (the “Stock in Lieu of Cash Plan”). For additional information regarding the Stock in Lieu of Cash Plan, see Item 12. “Executive Compensation—Board of Directors Meetings, Committees and Compensation—Stock in Lieu of Cash Compensation Plan.”

Item 13.    Certain Relationships and Related Transactions

        We do not make loans to directors and executive officers.

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) and (2):

        Our Financial Statements and Supplementary Data contained in Item 8 are filed as part of this report. All financial statement schedules have been omitted as the required information is not applicable or has been included in our financial statements and related notes.

(a) (3):

        Exhibits are listed in the table below.

Regulation S-K Exhibit Number	Document	Reference to prior filing or exhibit number attached hereto
2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None

3	Articles of Incorporation	3a
	Bylaws	3b

4	Instruments defining the rights of security holders, including indentures:
	Articles of Incorporation	3a
	Bylaws	3b
	Specimen of common stock certificate	4a

9	Voting trust agreement	None

10	Material contracts:
	Employment Contract with Richard E. Arnold	10a
	Employment Contract with James A. Badame	10.1
	Employment Contract with John N. Buckley	10a
	Employment Contract with Ronald L. Reed	10a
	Employment Contract with Edward H. Sondker	10a
	Employment Contract with Carolyn Williams-Goldman	10a
	Employment Contract with Matthew L. Carpenter	10b
	Employment Contract with Douglas J. Wallis	10b
	Employment Contract with Mark E. Lefanowicz	10c
	Supplemental Executive Retirement Plan	10d
	Senior Management Incentive Plan	10e
	Senior Management Long-Term Incentive Plan	10f
	Amended and Restated 1986 Stock Option and Incentive Plan	10g
	Amendment No. One to the 1986 Stock Option and Incentive Plan	10h
	Amended and Restated 1989 Non-Employee Director Stock Option Plan	10i
	Amended Outside Directors’ Retirement Plan	10j
	Stock in Lieu of Cash Compensation Plan for Non-Employee Directors	10j
	Deferred Compensation Plan	10j
	Amended and Restated 1995 Stock Option and Incentive Plan	10k
	Amendment No. One to the Amended and Restated 1995 Stock Option and Incentive Plan	10h
	Amendment No. Two to the Amended and Restated 1995 Stock Option and Incentive Plan	10h
	1998—2000 Stock Performance Plan	10l
	1998 Non-Employee Director Stock Option and Incentive Plan	10l
	Supplemental Phantom Stock Unit Plan	10m
	Agreement by and between Bay View Capital and the Federal Reserve Bank	10n

Regulation S-K Exhibit Number	Document	Reference to prior filing or exhibit number attached hereto
	Agreement by and between Bay View Bank and the Office of the Comptroller of the Currency	10n

11	Statement re computation of per share earnings	11

12	Statements re computation of ratios	12

13	Annual Report to security holders	Not required

16	Letter re change in certifying accountant	Not required

18	Letter re change in accounting principles	None

21	Subsidiaries of the Registrant	21

22	Published report regarding matters submitted to vote of security holders	None

23	Consent of KPMG LLP	23

24	Power of attorney	Not required

99	Additional Exhibits	99

(References to Prior Filings)

3a	Filed as exhibit 4(a) to the Registrant’s Registration Statement on Form S-3 filed June 20, 1997 (File No. 333-29757)

3b	Filed as exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed November 12, 1999 for the quarterly period ended September 30, 1999 (File No. 0-14879)

4a	Filed as exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed March 24, 2000 for the year ended December 31, 1999 (File No. 0-14879)

10a	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed November 16, 1998 for the quarterly period ended September 30, 1998 (File No. 0-17901)

10b	Filed as exhibits 10.1 to 10.3, respectively, to the Registrant’s Annual Report on Form 10-K filed March 24, 2000 for the year ended December 31, 1999 (File No. 0-17901)

10c	Filed as exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q filed August 3, 2000 for the quarter ended June 30, 2000 (File No. 0-14879)

10d-f	Filed as exhibits 10.6 to 10.8, respectively, to the Registrant’s Annual Report on Form 10-K filed March 30, 1993 for the year ended December 31, 1992 (File No. 0-17901)

10g	Filed as exhibit 4 to the Registrant’s Registration Statement on Form S-8 filed August 11, 1995 (File No. 33-95724)

10h	Filed as exhibits 10 to 10.2, respectively, to the Registrant’s Quarterly Report on Form 10-Q filed November 12, 1999 for the quarterly period ended September 30, 1999 (File No. 0-14879)

10i	Filed as exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed July 26, 1991 (File No. 33-41924)

10j	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as amended on Form 10-K/A on June 27, 1997 (File No. 0-17901)

10k	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as amended on Form 10-K/A on June 27, 1997 (File No. 0-17901)

10l	Filed as an appendix to the Registrant’s Definitive Proxy Statement on Schedule 14-A filed April 20, 1998 (File No. 0-17901)

10m	Filed as exhibit10.4 to the Registrants Annual Report on Form 10-K filed on March 24, 2000 for the year ended December 31, 1999 (File No. 0-14879)

10n	Filed as exhibits 10.1 to 10.2, respectively, to the Registrant’s Quarterly Report on Form 10-Q filed November 10, 2000 for the quarterly period ended September 30, 2000 (File No. 0-14879)

        All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(b)  Reports on Form 8-K:

        b(i)  The Registrant filed the following report on Form 8-K dated October 3, 2000 during the three months ended December 31, 2000:

On September 29, 2000, we issued a press release announcing the deferral of distributions on our Capital Securities. On October 2, 2000, we issued a press release confirming that the Federal Reserve Bank of San Francisco had denied our request for approval to pay the September 30, 2000 dividend on our Capital Securities.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2001
BAY VIEW CAPITAL CORPORATION

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

/s/ JOHN R. MC KEAN By: John R. McKean Chairman of the Board	/s/ EDWARD H. SONDKER By: Edward H. Sondker, Director President and Chief Executive Officer (Principal Executive Officer)

March 27, 2001	March 27, 2001

/s/ PAULA R. COLLINS By: Paula R. Collins, Director	/s/ ROBERT M. GREBER By: Robert M. Greber, Director

March 27, 2001	March 27, 2001

/s/ ROGER K. EASLEY By: Roger K. Easley, Director	/s/ ANGELO J. SIRACUSA By: Angelo J. Siracusa, Director

March 27, 2001	March 27, 2001

/s/ THOMAS M. FOSTER By: Thomas M. Foster, Director March 27, 2001
Exhibit Number	Document	Reference to prior filing or exhibit number attached hereto
2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None

3	Articles of Incorporation	3a
	Bylaws	3b

4	Instruments defining the rights of security holders, including indentures:
	Articles of Incorporation	3a
	Bylaws	3b
	Specimen of common stock certificate	4a

9	Voting trust agreement	None

10	Material contracts:
	Employment Contract with Richard E. Arnold	10a
	Employment Contract with James A. Badame	10.1
	Employment Contract with John N. Buckley	10a
	Employment Contract with Ronald L. Reed	10a
	Employment Contract with Edward H. Sondker	10a
	Employment Contract with Carolyn Williams-Goldman	10a
	Employment Contract with Matthew L. Carpenter	10b
	Employment Contract with Douglas J. Wallis	10b
	Employment Contract with Mark E. Lefanowicz	10c
	Supplemental Executive Retirement Plan	10d
	Senior Management Incentive Plan	10e
	Senior Management Long-Term Incentive Plan	10f
	Amended and Restated 1986 Stock Option and Incentive Plan	10g
	Amendment No. One to the 1986 Stock Option and Incentive Plan	10h
	Amended and Restated 1989 Non-Employee Director Stock Option Plan	’10i
	Amended Outside Directors’ Retirement Plan	10j
	Stock in Lieu of Cash Compensation Plan for Non-Employee Directors	10j
	Deferred Compensation Plan	10j
	Amended and Restated 1995 Stock Option and Incentive Plan	10k
	Amendment No. One to the Amended and Restated 1995 Stock Option and Incentive Plan	10h
	Amendment No. Two to the Amended and Restated 1995 Stock Option and Incentive Plan	10h
	1998—2000 Stock Performance Plan	10l
	1998 Non-Employee Director Stock Option and Incentive Plan	10l
	Supplemental Phantom Stock Unit Plan	10m
	Agreement by and between Bay View Capital and the Federal Reserve Bank	10n
	Agreement by and between Bay View Bank the Office of the Comptroller of the Currency	10n

11	Statement re computation of per share earnings	11

12	Statements re computation of ratios	12

13	Annual Report to security holders	Not required

16	Letter re change in certifying accountant	Not required

18	Letter re change in accounting principles	None

21	Subsidiaries of the Registrant	21

22	Published report regarding matters submitted to vote of security holders	None

23	Consent of KPMG LLP	23

Exhibit Number	Document	Reference to prior filing or exhibit number attached hereto
24	Power of attorney	Not required

99	Additional Exhibits	99

(References to Prior Filings)

3a	Filed as exhibit 4(a) to the Registrant’s Registration Statement on Form S-3 filed June 20, 1997 (File No. 333-29757)

3b	Filed as exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed November 12, 1999 for the quarterly period ended September 30, 1999 (File No. 0-14879)

4a	Filed as exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed March 24, 2000 for the year ended December 31, 1999 (File No. 0-14879)

10a	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed November 16, 1998 for the quarterly period ended September 30, 1998 (File No. 0-17901)

10b	Filed as exhibits 10.1 to 10.3, respectively, to the Registrant’s Annual Report on Form 10-K filed March 24, 2000 for the year ended December 31, 1999 (File No. 0-17901)

10c	Filed as exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q filed August 3, 2000 for the quarter ended June 30, 2000 (File No. 0-14879)

10d-f	Filed as exhibits 10.6 to 10.8, respectively, to the Registrant’s Annual Report on Form 10-K filed March 30, 1993 for the year ended December 31, 1992 (File No. 0-17901)

10g	Filed as exhibit 4 to the Registrant’s Registration Statement on Form S-8 filed August 11, 1995 (File No. 33-95724)

10h	Filed as exhibits 10 to 10.2, respectively, to the Registrant’s Quarterly Report on Form 10-Q filed November 12, 1999 for the quarterly period ended September 30, 1999 (File No. 0-14879)

10i	Filed as exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed July 26, 1991 (File No. 33-41924)

10j	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as amended on Form 10-K/A on June 27, 1997 (File No. 0-17901)

10k	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as amended on Form 10-K/A on June 27, 1997 (File No. 0-17901)

10l	Filed as an appendix to the Registrant’s Definitive Proxy Statement on Schedule 14-A filed April 20, 1998 (File No. 0-17901)

10m	Filed as exhibit10.4 to the Registrants Annual Report on Form 10-K filed on March 24, 2000 for the year ended December 31, 1999 (File No. 0-14879)

10n	Filed as exhibits 10.1 to 10.2, respectively, to the Registrant’s Quarterly Report on Form 10-Q filed November 10, 2000 for the quarterly period ended September 30, 2000 (File No. 0-14879)

        All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(b)  Reports on Form 8-K:

        b(i)  The Registrant filed the following report on Form 8-K dated October 3, 2000 during the three months ended December 31, 2000:

On September 29, 2000, we issued a press release announcing the deferral of distributions on our Capital Securities. On October 2, 2000, we issued a press release confirming that the Federal Reserve Bank of San Francisco had denied our request for approval to pay the September 30, 2000 dividend on our Capital Securities.