Form 10-Q
period 2001-03-31
BAY VIEW CAPITAL CORP
filed 2001-05-14
CIK 840387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

          Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, Par Value $.01	Outstanding at April 30, 2001
(Title of Class)	32,585,192 shares

FORM 10-Q

INDEX

BAY VIEW CAPITAL CORPORATION

Page(s)
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

Consolidated Statements of Financial Condition	4

Consolidated Statements of Operations and Comprehensive Income (Loss)	5

Consolidated Statements of Stockholders’ Equity	6

Consolidated Statements of Cash Flows	7-8

Notes to Consolidated Financial Statements	9-15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-38

Item 3. Quantitative and Qualitative Disclosures About Market Risk	39-42

PART II. OTHER INFORMATION

Other Information	43

Signatures	44

Forward-Looking Statements

          This Form 10-Q contains forward-looking statements which describe our future plans, strategies and expectations. All forward-looking statements are based on assumptions and involve risks and uncertainties, many of which are beyond our control and which may cause our actual results, performance or achievements to differ materially from the results, performance or achievements that we anticipate. Factors that might affect forward-looking statements include, among other things:

•	our ability to remain in compliance with certain written agreements with government agencies;

•	the successful completion of our rights offering or alternative transactions undertaken to raise capital;

•	the demand for our products;

•	actions taken by our competitors;

•	tax rate changes, new tax laws and revised tax law interpretations;

•	adverse changes occurring in the securities markets;

•	inflation and changes in prevailing interest rates that reduce our margins or the fair value of the financial instruments we hold;

•	economic or business conditions, either nationally or in our market areas, that are worse than we expect;

•	legislative or regulatory changes that adversely affect our business;

•	the timing, impact and other uncertainties of our asset sales or securitizations;

•	technological changes that are more difficult or expensive than we expect;

•	increases in delinquencies and defaults by our borrowers and other loan delinquencies;

•	increases in our provision for losses on loans and leases;

•	our inability to sustain or improve the performance of our subsidiaries;

•	our inability to achieve the financial goals in our strategic plans, including any financial goals related to both contemplated and consummated asset sales or acquisitions;

•	the outcome of lawsuits or regulatory disputes;

•	credit and other risks of lending, leasing and investment activities; and

•	our inability to use the net operating loss carryforwards we currently have.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31, 2001	December 31, 2000
	(Dollars in thousands)
ASSETS

Cash and cash equivalents:
Cash and due from depository institutions	$ 49,884	$ 694,934
Short-term investments	416,463	—

	466,347	694,934
Securities available-for-sale:
Investment securities	30,223	33,009
Mortgage-backed securities	564	578
Securities held-to-maturity:
Investment securities	30,746	—
Mortgage-backed securities	661,617	535,478
Mortgage-backed securities due from creditor	—	106,572
Loans and leases held-for-sale	281,249	345,207
Loans and leases held-for-investment, net	2,679,896	2,751,794
Investment in operating lease assets, net	452,401	479,829
Investment in stock of the Federal Home Loan Bank of San Francisco	41,120	40,190
Investment in stock of the Federal Reserve Bank	19,590	19,590
Real estate owned, net	128	1,041
Premises and equipment, net	16,065	17,303
Intangible assets	131,985	134,936
Other assets	188,038	200,470

Total assets	$4,999,969	$5,360,931

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Transaction accounts	$1,712,363	$1,608,499
Retail certificates of deposit	1,778,347	1,872,562
Brokered certificates of deposit	139,438	265,251

	3,630,148	3,746,312
Advances from the Federal Home Loan Bank of San Francisco	732,253	804,837
Short-term borrowings	59,878	197,375
Subordinated Notes, net	149,583	149,567
Other borrowings	1,071	1,664
Other liabilities	47,117	73,327

Total liabilities	4,620,050	4,973,082

Guaranteed Preferred Beneficial Interest in our Junior Subordinated Debentures (“Capital Securities”)	90,000	90,000
Stockholders’ equity:
Serial preferred stock; authorized, 7,000,000 shares; outstanding, none	—	—
Common stock ($.01 par value); authorized, 60,000,000 shares; issued, 2001 — 32,650,244 shares; 2000— 32,640,039 shares; outstanding, 2001 — 32,585,192 shares; 2000 — 32,574,987 shares	326	326
Additional paid-in capital	456,118	456,045
Accumulated deficit	(164,843)	(156,877)
Treasury stock, at cost; 65,052 shares	(1,081)	(1,081)
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale, net of tax	(27)	10
Debt of Employee Stock Ownership Plan	(574)	(574)

Total stockholders’ equity	289,919	297,849

Total liabilities and stockholders’ equity	$4,999,969	$5,360,931

The accompanying notes are an integral part of these consolidated financial statements.

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended
	March 31, 2001	March 31, 2000
	(Amounts in thousands, except per share amounts)
Interest income:
Interest on loans and leases	$ 72,350	$ 97,193
Interest on mortgage-backed securities	12,215	12,207
Interest and dividends on investment securities	9,894	5,065

	94,459	114,465

Interest expense:
Interest on deposits	43,921	39,908
Interest on borrowings	14,339	27,651
Interest on Subordinated Notes	3,715	3,715

	61,975	71,274
Net interest income	32,484	43,191
Provision for losses on loans and leases	7,300	8,000

Net interest income after provision for losses on loans and leases	25,184	35,191

Noninterest income:
Leasing income	24,383	22,470
Loan fees and charges	1,406	2,570
Loan servicing income	1,815	1,485
Account fees	2,030	1,914
Sales commissions	1,297	1,370
Gain on sale of assets and liabilities, net	10,626	3,198
Other, net	550	1,465

	42,107	34,472

Noninterest expense:
General and administrative	35,417	33,380
General and administrative—FMAC loan production	—	4,890
General and administrative—Bankers Mutual	—	3,086
Revaluation of FMAC-related assets	16,945	—
Leasing expenses	17,757	15,381
Dividend expense on Capital Securities	2,288	2,233
Real estate owned operations, net	(18)	13
Amortization of intangible assets	2,868	3,572
Amortization of intangible assets—FMAC	—	2,735

	75,257	65,290
Income (loss) before income taxes	(7,966)	4,373
Income tax expense	—	3,855

Net income (loss)	$ (7,966)	$ 518

Basic earnings (loss) per share	$ (0.24)	$ 0.02

Diluted earnings (loss) per share	$ (0.24)	$ 0.02

Weighted-average basic shares outstanding	32,647	32,629

Weighted-average diluted shares outstanding	32,647	32,636

Net income (loss)	$ (7,966)	$ 518
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on securities available-for-sale, net of tax expense (benefit) of ($26) and $132 for the three months ended March 31, 2001 and March 31, 2000, respectively	(37)	182

Comprehensive income (loss)	$ (8,003)	$ 700

Dividends declared per share	$ —	$ 0.10

The accompanying notes are an integral part of these consolidated financial statements.

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Number of Shares Issued	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Unrealized Gain (Loss) on Securities Available-for-Sale, Net of Tax	Debt of Employee Stock Ownership Plan	Total Stockholders’ Equity
	(Amounts in thousands, except per share amounts)
Balance at December 31, 1999	32,629	$326	$455,964	$ 179,100	$ (1,094)	$(293)	$(2,809)	$ 631,194
Exercise of stock options, including tax benefits	6	—	48	—	—	—	—	48
Distribution of directors’ retirement plan shares	5	—	46	—	—	—	—	46
Distribution of restricted shares	—	—	(13)	—	13	—	—	—
Cash dividends declared ($0.30 per share)	—	—	—	(9,780)	—	—	—	(9,780)
Unrealized gain on securities available-for- sale, net of tax	—	—	—	—	—	303	—	303
Repayment of debt	—	—	—	—	—	—	2,235	2,235
Net loss	—	—	—	(326,197)	—	—	—	(326,197)

Balance at December 31, 2000	32,640	326	456,045	(156,877)	(1,081)	10	(574)	297,849
Distribution of director’s retirement plan shares	10	—	73	—	—	—	—	73
Unrealized loss on securities available-for- sale, net of tax	—	—	—	—	—	(37)	—	(37)
Net loss	—	—	—	(7,966)	—	—	—	(7,966)

Balance at March 31, 2001	32,650	$326	$456,118	$ (164,843)	$ (1,081)	$ (27)	$ (574)	$ 289,919

The accompanying notes are an integral part of these consolidated financial statements.

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31, 2001	March 31, 2000
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$ (7,966)	$ 518
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangible assets	2,868	6,307
Increase in franchise and multi-family loans held-for-sale	—	(323,300)
Provision for losses on loans and leases and real estate owned	7,300	8,028
Depreciation and amortization of premises and equipment	1,339	2,523
Depreciation and amortization of investment in operating lease assets	14,993	14,064
Discount accretion, net of premium amortization	(3,880)	4,173
Revaluation of FMAC-related assets	16,945	—
Gain on sale of assets and liabilities, net	(10,626)	(3,198)
Increase in other assets	(1,110)	(23,588)
(Decrease) increase in other liabilities	(26,142)	5,991
Other, net	(699)	(5,781)

Net cash provided by operating activities	(6,978)	(314,263)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of factoring assets and operations	—	(24,294)
Net decrease (increase) in loans and leases held-for-investment resulting from originations, net of repayments	61,291	(44,921)
Purchases of loans and leases, net	(12,933)	(4,332)
Purchases of mortgage-backed securities	(63,764)	(278,203)
Purchases of investment securities	(30,742)	(14,803)
Principal payments on mortgage-backed securities	44,461	21,551
Proceeds from securitizations and/or sales of loans and leases held-for-sale	101,997	774,725
Proceeds from sales of investment securities available-for-sale	6,456	—
Proceeds from sale of real estate owned	1,037	1,920
Additions to premises and equipment	(101)	(1,184)
Increase in investment in stock of the Federal Home Loan Bank of San Francisco	(930)	(1,152)
Increase in investment in stock of the Federal Reserve Bank	—	(6,114)

Net cash provided by investing activities	106,772	423,193

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	For the Three Months Ended
	March 31, 2001	March 31, 2000
	(Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	$(116,164)	$ (15,768)
Proceeds from advances from the Federal Home Loan Bank of San Francisco	180,000	544,000
Repayment of advances from the Federal Home Loan Bank of San Francisco	(254,200)	(669,500)
Proceeds from reverse repurchase agreements	—	171,536
Repayment of reverse repurchase agreements	(103,241)	(17,883)
Net decrease in warehouse lines outstanding	(34,256)	(70,619)
Net decrease in other borrowings	(593)	(781)
Proceeds from issuance of common stock	73	—
Dividends paid to stockholders	—	(3,263)

Net cash used in financing activities	(328,381)	(62,278)

Net (decrease) increase in cash and cash equivalents	(228,587)	46,652
Cash and cash equivalents at beginning of year	694,934	343,905

Cash and cash equivalents at end of year	$ 466,347	$ 390,557

Cash paid during the year for:
Interest	$ 58,026	$ 73,159
Income taxes	$ —	$ 2,321
Supplemental non-cash investing and financing activities:
Loans transferred to real estate owned	$ 122	$ 9
Loans transferred from held-for-investment to held-for-sale	$ 35,225	$ 620,153
The acquisitions of assets involved the following:
Fair value of assets acquired, other than cash and cash equivalents	$ —	$ (15,294)
Goodwill	—	(9,000)

Net cash and cash equivalents paid	$ —	$ (24,294)

The accompanying notes are an integral part of these consolidated financial statements.

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
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

          On November 1, 1999, we acquired Franchise Mortgage Acceptance Company, sometimes referred to as FMAC, which included the operations of Bankers Mutual and FMAC Insurance Services. On June 30, 2000, substantially all of the assets and certain liabilities of Bankers Mutual were sold to Berkshire Mortgage Finance Limited Partnership. On September 11, 2000, we announced the restructuring of FMAC’s franchise lending operations. The shutdown of this division was effective as of September 30, 2000 and involved the termination of all related production and marketing personnel. Effective February 28, 2001, substantially all of the assets and liabilities of FMAC Insurance Services were sold.

          The information provided in these interim financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of our financial condition as of March 31, 2001 and December 31, 2000, the results of our operations for the three-month periods ended March 31, 2001 and 2000, and our cash flows for the three-month periods ended March 31, 2001 and 2000. These adjustments are of a normal, recurring nature unless otherwise disclosed in this Form 10-Q. As necessary, reclassifications have been made to prior period amounts to conform to the current period presentation. These reclassifications had no effect on our financial condition, results of operations or stockholders’ equity. These interim financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all of the necessary information and footnotes for a presentation in conformity with generally accepted accounting principles.

          The information included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” was written assuming that you have read or have access to our 2000 Annual Report on Form 10-K, which contains the latest audited consolidated financial statements and notes, along with Management’s Discussion and Analysis of Financial Condition as of December 31, 2000 and 1999 and Results of Operations for the years ended December 31, 2000, 1999 and 1998. Accordingly, only certain changes in financial condition and results of operations are discussed in this Form 10-Q. Furthermore, the interim financial results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

          The following table illustrates the calculation of basic and diluted earnings per share for the periods indicated:

	For the Three Months Ended,
	March 31, 2001	March 31, 2000
	(Amounts in thousands, except per share amounts)
Net earnings (loss) available to common stockholders	$(7,966)	$ 518
Weighted-average basic shares outstanding	32,647	32,629
Add: Dilutive potential common shares	—	7

Weighted-average diluted shares outstanding	32,647	32,636

Basic earnings (loss) per share	$ (0.24)	$ 0.02

Diluted earnings (loss) per share	$ (0.24)	$ 0.02

Note 3.    Stock Options

          As of March 31, 2001, we had six stock option plans: the “Amended and Restated 1986 Stock Option and Incentive Plan,” the “Amended and Restated 1995 Stock Option and Incentive Plan,” the “Amended and Restated 1989 Non-Employee Director Stock Option and Incentive Plan,” the “1998-2000 Performance Stock Plan,” the “1998 Non-Employee Director Stock Option and Incentive Plan,” and the “1999 FMAC Stock Option, Deferred Stock and Restricted Stock Plan,” which authorize the issuance of up to 1,759,430, 2,500,000, 550,000, 400,000, 200,000, and 270,576 shares of common stock, respectively.

          The following table illustrates the stock options available for grant as of March 31, 2001:

	1986 Stock Option and Incentive Plan	1995 Stock Option and Incentive Plan	1989 Non- Employee Director Stock Option and Incentive Plan	1998-2000 Performance Stock Plan	1998 Non- Employee Director Stock Option and Incentive Plan	1999 FMAC Stock Option Deferred Stock and Restricted Stock Plan	Total
Shares reserved for issuance	1,759,430	2,500,000	550,000	400,000	200,000	270,576	5,680,006
Granted	(2,048,816)	(3,530,500)	(570,000)	(93,000)	(82,000)	(270,576)	(6,594,892)
Forfeited	344,074	1,263,598	83,000	8,000	5,000	200,075	1,903,747
Expired	(54,688)	—	(63,000)	(315,000)	—	—	(432,688)

Total available for grant	—	233,098	—	—	123,000	200,075	556,173

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           At March 31, 2001, we had outstanding options under the plans with expiration dates ranging from the year 2002 through 2013, as illustrated in the following table:

	Number of Option Shares	Exercise Price Range	Weighted-Average Exercise Price
Outstanding at December 31, 2000	2,821,490	$5.41-34.41	$15.43
Forfeited	(77,788)	7.88-34.41	11.08

Outstanding at March 31, 2001	2,743,702	$5.41-34.41	$15.56

Exercisable at December 31, 2000	1,681,167	$5.41-34.41	$18.11

Exercisable at March 31, 2001	1,655,429	$5.41-34.41	$18.50

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

Goodman Factors, Inc.

          On February 1, 2000, we acquired the assets and operations of Goodman Factors, Inc., a Texas-based general purpose factoring company for a total purchase price of $24.3 million. The average balance of the factoring receivable assets acquired was approximately $15.3 million. The amount of goodwill related to this acquisition was approximately $9.0 million, which is being amortized on a straight-line basis over 12 years. This goodwill amount represents the excess of the total purchase price over the estimated fair value of net assets acquired.

Concord Growth Corporation

          We completed our acquisition of EXXE Data Corporation and its wholly owned commercial finance subsidiary, Concord Growth Corporation, on March 17, 1997. At the close of the transaction, EXXE became a stand-alone subsidiary of Bay View Capital Corporation. Subsequent to the close of the transaction, EXXE was merged into Concord Growth Corporation and liquidated and Concord Growth Corporation became a first-tier, stand-alone subsidiary of Bay View Capital Corporation. The former holders of EXXE capital stock, warrants and options received an initial aggregate cash payment of $19.8 million and were entitled to potential future cash payments of up to $34 million, expiring in 2000, depending upon the financial performance of Concord Growth Corporation. We accrued for cash payments of $10.0 million pursuant to this agreement in 2000 which are considered part of the total purchase price. A cash payment of $9.0 million was made in January 2001 and a final payment of $700,000 is anticipated during the second quarter of 2001. The balance of $300,000 was used to discharge certain pre-acquisition legal liabilities of Concord Growth Corporation in March 2001. During 1998, Concord Growth Corporation was renamed Bay View Commercial Finance Group. Effective March 1, 1999, Bay View Capital Corporation contributed the capital stock of Bay View Commercial Finance Group to Bay View Bank in conjunction with the March 1, 1999 conversion of Bay View Bank from a federal stock savings bank to a nationally chartered commercial bank.

Note 5.    Agreements with Regulatory Agencies

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

          At March 31, 2001, Bay View Capital Corporation exceeded the minimum requirements for total and Tier 1 risk-based capital while its Tier 1 leverage ratio of 3.75%, fell below the minimum required amount. We have filed a capital plan, pursuant to the terms of our regulatory agreement with the Federal Reserve Bank of San Francisco, indicating our intention to meet and maintain the required minimum capital ratios. At this time, the financial impact, if any, of the regulatory actions that may result from our failure to meet the minimum capital requirements cannot be determined. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Additionally, execution of this capital plan depends on certain future events and circumstances, the outcome of which cannot be guaranteed. Nevertheless, management believes, at this time, that the institution will meet all the provisions of the plan and therefore achieve the plan’s regulatory capital goals.

Note 6.    Subsequent Events

          On March 28, 2001, our Board of Directors approved a $110 million common stock rights offering. Common stockholders of record as of April 23, 2001 received one transferable right for each share of common stock held, which entitles the holder to purchase .734 additional shares of Bay View common stock at a price of $4.59 per share. These rights will expire on May 14, 2001. Our Board of Directors also approved a $27.5 million concurrent offering of securities to certain institutional and other investors who would act as standby purchasers in the rights offering. We have entered into agreements with these standby purchasers in the rights offering pursuant to which they agree to purchase up to $82.5 million of the shares that are not subscribed for in the rights offering. Keefe Ventures, LLC. acted as our financial consultant in identifying these standby purchasers. The gross proceeds from the rights offering and the concurrent offering to the standby purchasers are expected to be between approximately $110 million and $137.5 million. Upon the successful completion of these offerings we will use this additional capital to implement a new strategic plan adopted by our Board of Directors. The new strategic plan anticipates exiting businesses inconsistent with a California-focused bank and includes assumptions related to the liquidation of our remaining franchise-related assets and operations and our remaining high loan-to-value home equity loans as well as the exploration of opportunities to reduce our auto lease portfolio’s residual risk.

          On May 1, 2001, we announced a reduction of our current workforce, affecting approximately 100 employees. These staff reductions will commence during the second quarter and will conclude by the end of 2001. This restructuring is associated with the implementation of our new strategic plan discussed above and will result in a one-time charge of approximately $8 to $12 million for severance, facilities and other related costs during the second quarter of 2001.

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

	For the Three Months Ended March 31, 2001
	Retail	Commercial	Total
	(Dollars in thousands)
Interest income	$ 43,517	$ 50,942	$ 94,459
Interest expense	(34,820)	(27,155)	(61,975)
Provision for losses on loans and leases	(4,009)	(3,291)	(7,300)
Noninterest income	30,127	11,980	42,107
Direct general and administrative expenses	(22,796)	(7,644)	(30,440)
Allocation of branch network general and administrative expenses	9,530	(9,530)	—
Revaluation of FMAC-related assets(1)	—	(16,945)	(16,945)
Leasing expenses	(17,757)	—	(17,757)
Dividend expense on Capital Securities	(1,284)	(1,004)	(2,288)
Real estate owned operations, net	18	—	18
Amortization of intangible assets	(2,138)	(730)	(2,868)

Contribution by platform	$ 388	$ (3,377)	$ (2,989)

Income tax benefit			(4,977)
Net loss			—

			$ (7,966)

At March 31, 2001:
Interest-earning assets plus operating lease assets	$2,657,569	$2,027,722	$4,685,291

Noninterest-earning assets			314,678

Total assets			$4,999,969

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Three Months Ended March 31, 2000
	Retail	Commercial	Total
	(Dollars in thousands)
Interest income	$ 58,364	$ 56,101	$ 114,465
Interest expense	(40,764)	(30,510)	(71,274)
Provision for losses on loans and leases	(5,200)	(2,800)	(8,000)
Noninterest income	30,402	4,070	34,472
Direct general and administrative expenses(1)	(19,341)	(15,231)	(34,572)
Allocation of branch network general and administrative expenses	3,879	(3,879)	—
Leasing expenses	(15,381)	—	(15,381)
Dividend expense on Capital Securities	(1,367)	(866)	(2,233)
Real estate owned operations, net	(6)	(7)	(13)
Amortization of intangible assets	(2,265)	(4,042)	(6,307)

Contribution by platform	$ 8,321	$ 2,836	11,157

Indirect corporate overhead(1)			(6,784)
Income tax expense			(3,855)

Net income			$ 518

At March 31, 2000:
Interest-earning assets plus operating lease assets	$3,033,740	$ 2,520,283	$5,554,023

Noninterest-earning assets			889,586

Total assets			$6,443,609

(1)
Amounts include certain special mention items which are discussed at “Noninterest Expense”. Special mention items generally include income and expense items recognized during the period that we believe are significant and/or unusual in nature and therefore useful to you in evaluating our performance and trends. These items may or may not be nonrecurring in nature.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Strategic Overview

          Bay View Capital Corporation is a community-focused financial services company headquartered in San Mateo, California. Our principal subsidiary is Bay View Bank, N.A. We operate two distinct business platforms representing the two basic distribution channels of our primary businesses, retail and commercial banking.

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

Our Mission and Strategy

          From 1996 to 1999, our strategy was to transform Bay View Bank from a traditional thrift to a commercial bank. During this period we nearly doubled in size, replaced a majority of our mortgage-based loans with higher-yielding consumer and commercial loans and leases and transformed a significant portion of our deposits into lower-cost transaction accounts. On March 28, 2001, our Board of Directors approved a $110 million common stock rights offering. Common stockholders of record as of April 23, 2001 received one transferable right for each share of common stock held, which entitles the holder to purchase .734 additional shares of Bay View common stock at a price of $4.59 per share. These rights will expire on May 14, 2001. Our Board of Directors also approved a $27.5 million concurrent offering of securities to certain institutional and other investors who would act as standby purchasers in the rights offering. We have entered into agreements with these standby purchasers in the rights offering pursuant to which they agree to purchase up to $82.5 million of the shares that are not subscribed for in the rights offering. Keefe Ventures, LLC. acted as our financial consultant in identifying these standby purchasers. The gross proceeds from the rights offering and the concurrent offering to the standby purchasers are expected to be between approximately $110 million and $137.5 million. Upon the successful completion of these offerings we will use this additional capital to implement a new strategic plan adopted by our Board of Directors. The new strategic plan anticipates exiting businesses inconsistent with a California-focused bank and includes assumptions related to the liquidation of our remaining franchise-related assets and operations and our remaining high loan-to-value home equity loans as well as the exploration of opportunities to reduce our auto lease portfolio’s residual risk.

Retail Platform Strategy

          One of the principal businesses of the Retail Platform is Bay View Bank’s 57 full-service branch banking network. A primary objective of the Retail Platform is to enhance the value of our deposit franchise by focusing on deposit growth and expanding and enhancing products and services. A primary component of the Retail Platform’s deposit growth strategy has been to focus on lower-cost transaction accounts (e.g., checking, savings and money market accounts) as a source of financing. We also offer a full array of consumer banking products and services. We continued to make progress on our goal of expanding our deposit base by growing business deposits and introducing internet banking to our customers. Consumer internet banking was launched at the end of the first quarter of 2000 while business online banking was launched in June 2000.

          The Retail Platform includes our single-family loan portfolio. We discontinued originating single-family loans in 1996 to reduce our concentration risk and facilitate the change-out of our balance sheet from mortgage-based assets to higher-yielding commercial bank-like assets. As a result, the portfolio of single-family loans is decreasing over time as these loans are repaid or sold.

           The Retail Platform’s home equity loan portfolio includes conventional home equity loans and lines of credit and certain high loan-to-value home equity loans. We define conventional home equity loans and lines of credit as having combined loan-to-value ratios of less than or equal to 100%. We define high loan-to-value home equity loans as having combined loan-to-value ratios of greater than 100%. Our home equity loan production efforts are focused on conventional home equity loans and lines of credit originated through our branch banking network. A significant portion of our high loan-to-value home equity loans were sold during 2000.

          The Retail Platform also originates and purchases fixed-rate loans secured by new and used autos. In executing our strategy, we identify product niches which are not the primary focus of traditional competitors in the auto lending area, such as banks and captive finance companies. One such niche includes auto loans where a highly qualified borrower desires a higher relative loan amount and/or a longer term than is offered by other more traditional auto financing sources. In return for the flexibility of the products offered, we charge higher interest rates while still applying traditional underwriting criteria to mitigate any potential loan losses.

          During 1998, we entered into an agreement with Lendco Financial Services for the purchase of auto loans and leases which expired on June 30, 2000. Accordingly, we ceased purchasing auto loans and leases from Lendco in June 2000.

Commercial Platform Strategy

          The Commercial Platform’s objective is to increase our earnings potential and enhance our deposit franchise by providing commercial bank-like products and services to small and middle-market businesses on a nationwide basis. The Commercial Platform’s strategy centers on originating and purchasing commercial loans with higher risk-adjusted returns.

          The Commercial Platform originates multi-family and commercial real estate loans, asset-based loans and factoring loans. We also purchased and originated franchise loans until the restructuring of our franchise lending division, FMAC, which was shut down in September 2000. In connection with this restructuring, we intend to reduce our concentration of franchise assets by selling our remaining franchise loans classified as held-for-sale. We sold $95.2 million of franchise loans during the first quarter of 2001 and had $272.9 million in franchise loans held-for-sale as of March 31, 2001.

Results of Operations

          Our net loss for the first quarter of 2001 was $7.97 million, or $0.24 per share, as compared to net income of $0.5 million, or $0.02 per share, for the first quarter of 2000. First quarter results included specific franchise-related charges consistent with our new strategic plan which will be implemented upon the successful completion of our ongoing common stock rights offering.

          Specific charges recognized during the first quarter of 2001 included $16.9 million in pre-tax charges associated with the revaluation of franchise-related assets and a $3.4 million supplemental loan loss provision specifically associated with franchise loans. The franchise-related asset charges included a $3.3 million adjustment to residual interests and a $13.6 million adjustment to servicing assets related to franchise loan securitizations. Our first quarter results also included $10.6 million in net gains on sales of assets, including gains received during the first quarter of 2001 on our December 2000 asset sales and net gains on the sale of $95.2 million of franchise loans during the quarter.

Net Interest Income and Net Interest Margin

          Net interest income was $32.5 million for the first quarter of 2001 as compared with $43.2 million for the first quarter of 2000. Net interest margin was 2.93% for the first quarter of 2001 as compared with 3.16% for the first quarter of 2000. The following table illustrates net interest income and net interest margin, by platform, for the periods indicated:

	For the Three Months Ended
	March 31, 2001		March 31, 2000
	Net Interest Income	Net Interest Margin	Net Interest Income	Net Interest Margin
	(Dollars in thousands)
Retail Platform (1)	$ 8,697	1.50%	$17,600	2.31%
Commercial Platform	23,787	4.43	25,591	4.22

Total	$32,484	2.93%	$43,191	3.16%

(1)
The Retail Platform’s net interest margin and net interest income presented above do not include the revenue impact of our auto leasing activities, which is included in noninterest income, but do include the associated funding costs.

          The decrease in net interest income for the first quarter of 2001, as compared with the first quarter of 2000, was due to decreases in both average interest-earning assets and net interest margin. The decrease in average interest-earning assets was due primarily to loan sales and securitizations from March 2000 through March 2001, as previously disclosed or as discussed elsewhere herein, partially offset by higher investment balances due to the deployment of sales proceeds into short-term investments. Our net interest spread decreased slightly due to higher funding costs, which were nearly offset by higher asset yields. However, our net interest margin decreased further due to the increasing impact of our funding costs. Our net interest margin, calculated in accordance with generally accepted accounting principles (“GAAP”), excludes the revenue impact of our auto leasing activities, but includes the associated funding costs. Because auto leases are accounted for as operating leases, the rental income and related expenses, including depreciation expense, are reflected in noninterest income and noninterest expense in accordance with GAAP. For a discussion of normalized net interest income and net interest margin, including the revenue impact of our auto leasing activities, see “Non-GAAP Performance Measures—Normalized Net Interest Income and Net Interest Margin”.

           Net interest income and net interest margin by platform reflect our strategy to sell off our higher-risk assets, specifically high loan-to-value home equity loans and franchise loans, and focus on our core banking operations. The decrease in the Retail Platform’s net interest margin reflects the increased impact of the funding costs of auto leases as average interest-earning asset balances decline due to loan sales and securitizations. The increase in the Commercial Platform’s net interest margin is due to the impact of franchise loan sales and securitizations, as franchise loans have lower yields relative to the yields on our asset-based, factoring, and other commercial loans. For more detail, see discussion of “Interest Income” and “Interest Expense”. The following table illustrates average interest-earning assets, excluding our auto-related operating lease assets, by platform, for the periods indicated:

	Average Balances for the Three Months Ended
	March 31, 2001	March 31, 2000
	(Dollars in thousands)
Retail Platform	$2,252,327	$3,026,683
Commercial Platform	2,135,044	2,419,753

Total	$4,387,371	$5,446,436

          The decrease in the Retail Platform’s average interest-earning assets, which exclude our auto-related operating lease assets, reflects the impact of loan sales and securitizations from March 2000 through December 2000 as discussed elsewhere herein or as previously disclosed. The decrease in the Commercial Platform’s average interest-earning assets reflects franchise loan sales and securitizations from March 2000 through March 2001.

          The following table illustrates interest-earning assets, excluding our auto-related operating lease assets, by platform, as of the dates indicated:

	At March 31, 2001	At December 31, 2000	At March 31, 2000
	(Dollars in thousands)
Retail Platform	$2,205,168	$1,727,537	$2,529,572
Commercial Platform	2,027,722	2,178,619	2,520,283

Total	$4,232,890	$3,906,156	$5,049,855

          The increase in the Retail Platform’s interest-earning assets, excluding our auto-related operating lease assets, at March 31, 2001, as compared with December 31, 2000, was due primarily to the deployment of loan sales proceeds from non interest-earning cash at December 31, 2000 into interest-earning short-term investments during the first quarter of 2001. The decrease in the Commercial Platform’s interest earning assets was due primarily to the sale of $95.2 million of franchise loans during the first quarter of 2001.

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

	AVERAGE BALANCES, YIELDS AND RATES
	For the Three Months Ended March 31, 2001			For the Three Months Ended March 31, 2000
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Assets

Interest-earning assets:
Loans and leases	$3,134,083	$72,350	9.28%	$4,487,208	$ 97,193	8.66%
Mortgage-backed securities(1)	653,534	12,215	7.48	711,793	12,207	6.86
Investments(1)	599,754	9,894	6.62	247,435	5,065	8.23

Total interest-earning assets	4,387,371	94,459	8.65%	5,446,436	114,465	8.41%

Other assets	783,294			1,085,179

Total assets	$5,170,665			$6,531,615

Liabilities and Stockholders’ Equity

Interest-bearing liabilities:
Deposits	$3,683,916	$43,921	4.84%	$3,685,356	$ 39,908	4.36%
Borrowings(2)	1,041,014	18,054	7.00	1,989,810	31,366	6.28

Total interest-bearing liabilities	4,724,930	61,975	5.31%	5,675,166	71,274	5.04%

Other liabilities	142,783			226,942

Total liabilities	4,867,713			5,902,108
Stockholders’ equity	302,942			629,507

Total liabilities and stockholders’ equity	$5,170,655			$6,531,615

Net interest income/net interest spread		$32,484	3.34%		$ 43,191	3.37%

Net interest-bearing liabilities	$ (337,559)			$ (228,730)

Net interest margin(3)			2.93%			3.16%

(1)	Average balances and yields for securities and other investments classified as available-for-sale are based on historical amortized cost.
(2)
Interest expense for borrowings includes interest expense on interest rate swaps of $205,000 and $159,000 for the three months ended March 31, 2001 and 2000, respectively. Interest expense for borrowings excludes expenses related to our Capital Securities.

(3)	Annualized net interest income divided by average interest-earning assets.

Interest Income

          Interest income was $94.5 million for the first quarter of 2001 as compared with $114.5 million for the first quarter of 2000. The average yield on interest-earning assets was 8.65% for the first quarter of 2001 as compared with 8.41% for the first quarter of 2000. The following table illustrates interest income, by platform, for the periods indicated:

	For the Three Months Ended
	March 31, 2001			March 31, 2000
	Average Balance	Interest Income	Average Yield	Average Balance	Interest Income	Average Yield
	(Dollars in thousands)
Retail Platform:
Loans	$1,017,575	$22,328	8.83%	$2,103,002	$ 42,797	8.18%
Mortgage-backed securities	653,534	12,215	7.48	711,793	12,207	6.86
Investments	581,218	8,974	6.19	211,888	3,360	6.75

Total Retail Platform	2,252,327	43,517	7.76	3,026,683	58,364	7.74

Commercial Platform:
Loans and leases	2,116,508	50,022	9.49	2,384,206	54,396	9.09
Investments	18,536	920	20.12	35,547	1,705	19.29

Total Commercial Platform	2,135,044	50,942	9.58	2,419,753	56,101	9.24

Total	$4,387,371	$94,459	8.65%	$5,446,436	$114,465	8.41%

Retail Platform

          Interest income for the Retail Platform was $43.5 million for the first quarter of 2001 as compared with $58.4 million for the first quarter of 2000. The average yield on interest-earning assets for the Retail Platform was 7.76% for the first quarter of 2001 as compared with 7.74% for the first quarter of 2000.

          The Retail Platform’s interest income on loans was $22.3 million for the first quarter of 2001 as compared with $42.8 million for the first quarter of 2000. The Retail Platform’s average loan yield was 8.83% for the first quarter of 2001 as compared with 8.18% for the first quarter of 2000. The decreases in interest income on loans for the first quarter of 2001, as compared with the first quarter of 2000, was due to lower average loan balances, as previously discussed, partially offset by an increase in the platform’s average loan yield, which was primarily due to a change in the mix of average retail loans from mortgage loans to relatively higher-yielding auto and home equity loans and lines of credit.

          The Retail Platform’s interest income on mortgage-backed securities was $12.2 million for the both the first quarter of 2001 and the first quarter of 2000. The Retail Platform’s average yield on mortgage-backed securities was 7.48% for the first quarter of 2001 as compared with 6.86% for the first quarter of 2000. Net interest income remained constant as the impact of a lower average balance was offset by a higher yield. The average balance decreased as purchases of mortgage-backed securities were more than offset by sales, including the sale of $231 million of Government National Mortgage Association (sometimes referred to as GNMA) securities during December 2000. These securities were transferred from our held-for-investment portfolio to available-for-sale in connection with our adoption of Statement No. 133 on October 1, 2000. The increase in average yield was due to purchases of relatively higher-yielding GNMA securities during 2000. These securities, which have a zero risk-based regulatory capital requirement, had yields higher than our existing mortgage-backed securities portfolio.

          The Retail Platform’s interest income on investment securities, which consist primarily of short-term investments and our retained interests in auto loan securitizations, was $9.0 million for the first quarter of 2001 as compared with $3.4 million for the first quarter of 2000. The Retail Platform’s average yield on investment securities was 6.19% for the first quarter of 2001 as compared with 6.75% for the first quarter of 2000. The increase in interest income on investments for the first quarter of 2001, as compared with the first quarter of 2000, was due primarily to a higher average balance partially offset by a decrease in average yield as proceeds from our loan sales and/or securitizations from March 2000 through December 2000 were deployed into short-term investments which have a lower yield relative to the total investment securities portfolio.

Commercial Platform

          Interest income for the Commercial Platform was $50.9 million for the first quarter of 2001 as compared with $56.1 million for the first quarter of 2000. The average yield on interest-earning assets for the Commercial Platform was 9.58% for the first quarter of 2001 as compared with 9.24% for the first quarter of 2000.

          The Commercial Platform’s interest income on loans was $50.0 million for the first quarter of 2001 as compared with $54.4 million for the first quarter of 2000. The Commercial Platform’s average loan and lease yield was 9.49% for the first quarter of 2001 as compared with 9.09% for the first quarter of 2000. The decrease in interest income on loans and leases for the first quarter of 2001, as compared with the first quarter of 2000, was due to lower average loan and lease balances, as previously discussed, partially offset by an increase in the platform’s average loan and lease yield resulting from the positive impact of franchise loan sales, which have lower yields relative to the total Commercial Platform loan portfolio.

          The Commercial Platform’s interest income on investment securities, which consist of asset-backed securities and residual interests in franchise loan securitizations, was $920 thousand for the first quarter of 2001 as compared with $1.7 million for the first quarter of 2000. The Commercial Platform’s average yield on investment securities was 20.12% for the first quarter of 2001 as compared with 19.29% for the first quarter of 2000. The decrease in interest income on investment securities for the first quarter of 2001, as compared with the first quarter of 2000, was due primarily to a lower average balance related to the revaluation of residual interests in franchise loan securitizations during 2000 and the first three months of 2001 (see “Revaluation of FMAC-related Assets” for further discussion).

Interest Expense

Deposits

          Interest expense on our deposits was $43.9 million for the first quarter of 2001 as compared with $39.9 million for the first quarter of 2000. The average cost of deposits was 4.84% for the first quarter of 2001 as compared with 4.36% for the first quarter of 2000. The increase in interest expense on deposits was due primarily to an increase in the cost of certificates of deposit associated with the rising interest rate environment during 2000 and our increased reliance on certificates of deposit, including brokered certificates of deposit.

          The following table summarizes our deposit costs by type and our transaction accounts as a percentage of retail deposits for the periods indicated:

	At or For the Three Months Ended
	March 31, 2001	December 31, 2000	March 31, 2000
Transaction accounts	3.34%	3.55%	3.30%
Retail certificates of deposit	5.94	5.89	4.99

Total retail deposits	4.70	4.80	4.18
Brokered certificates of deposit	7.20	7.02	6.29

Total deposits	4.84%	5.01%	4.36%

Transaction accounts as a percentage of retail deposits	49.1%	46.2%	51.3%

Borrowings

          Interest expense on our borrowings was $18.1 million for the first quarter of 2001 as compared with $31.4 million for the first quarter of 2000. The average cost of borrowings was 7.00% for the first quarter of 2001 as compared with 6.28% for the first quarter of 2000. In accordance with GAAP, these amounts exclude the expense associated with our Capital Securities. The decrease in interest expense on borrowings for the first quarter of 2001, as compared with the first quarter of 2000, was due primarily to lower average balances, partially offset by higher funding costs. The decrease in average balances was due to the paydown of borrowings, including warehouse lines, Federal Home Loan Bank advances and securities sold under agreements to repurchase, as we sold interest-bearing assets during the latter half of 2000 and the first three months of 2001. The increase in borrowing costs was due to the higher interest rate environment during 2000.

          The following table illustrates the changes in net interest income due to changes in the rate and volume of our interest-earning assets and interest-bearing liabilities for the first quarter of 2001 as compared with the first quarter of 2000. Changes in rate and volume which cannot be segregated (e.g., changes in average interest rate multiplied by average portfolio balance) have been allocated proportionately between the change in rate and the change in volume.

	For the Three Months Ended March 31, 2001 vs. 2000
	Rate Variance	Volume Variance	Total Variance
	(Dollars in thousands)
Interest income:
Loans and leases	$ 7,734	$ (32,577)	$ (24,843)
Mortgage-backed securities	85	(77)	8
Investment securities	(769)	5,598	4,829

	7,050	(27,056)	(20,006)

Interest expense:
Deposits	4,027	(14)	4,013
Borrowings	4,214	(17,526)	(13,312)

	8,241	(17,540)	(9,299)

Net interest income	$ (1,191)	$ (9,516)	$ (10,707)

Provision for Losses on Loans and Leases

          The provision for losses on loans and leases for the first quarter of 2001 was $7.3 million as compared with $8.0 million for the first quarter of 2000. The decrease in the provision for losses on loans and leases for the first quarter of 2001, as compared with the first quarter of 2000, was due to by a decline in provision levels in the Retail Platform related to lower net charge-offs in the high loan-to-value home equity and auto loan portfolios, primarily due to sales and/or securitizations of a significant portion of these portfolios in 2000, combined with declines in loan balances, partially offset by higher provision levels within the Commercial Platform related to franchise loans. The following table illustrates the provision for losses on loans and leases, by platform, for the periods indicated:

	For the Three Months Ended
	March 31, 2001	March 31, 2000
	(Dollars in thousands)
Retail Platform	$4,009	$5,200
Commercial Platform	3,291	2,800

Total	$7,300	$8,000

Noninterest Income

          Noninterest income for the first quarter of 2001 was $42.1 million as compared with $34.5 million for the first quarter of 2000. The increase in noninterest income for the first quarter of 2001, as compared with the first quarter of 2000, was largely attributable to higher net gains on sales of assets and liabilities in the Commercial Platform. The following table illustrates noninterest income, by platform, for the periods indicated:

	For the Three Months Ended
	March 31, 2001	March 31, 2000
	(Dollars in thousands)
Retail Platform	$30,127	$30,402
Commercial Platform	11,980	4,070

Total	$42,107	$34,472

          Noninterest income for the first quarter of 2001 included $10.1 million of contingent gains received during the first quarter of 2001 related to December asset sales, consisting of $6.5 million within the Commercial Platform and $3.6 million within the Retail Platform. Noninterest income for the first quarter of 2000 included a $2.1 million gain for the Retail Platform associated with the sale of servicing rights and $1.3 million in gains for the Commercial Platform from the sales of multi-family mortgage loans.

Noninterest Expense

General and Administrative Expenses

          General and administrative expenses for the first quarter of 2001 were $35.4 million as compared with $41.4 million for the first quarter of 2000. The decrease in general and administrative expenses for the first quarter of 2001, as compared with the first quarter of 2000, was primarily attributable to the elimination of FMAC loan production expenses with the shutdown of the division effective September 2000 and the elimination of Bankers Mutual expenses with the sale of that subsidiary effective June 2000.

          There were no special mention items included in general and administrative expenses for the first quarter of 2001. General and administrative expenses for the first quarter of 2000 included $2.4 million in transition and other operational restructuring charges, including the consolidation of certain loan servicing operations, the closure of an FMAC satellite loan production office and the outsourcing of our internal audit function.

          The following table illustrates general and administrative expenses, by platform (not reflecting the allocation of branch network general and administrative expenses), for the periods indicated:

	For the Three Months Ended
	March 31, 2001	March 31, 2000
	(Dollars in thousands)
Retail Platform	$22,796	$19,341
Commercial Platform	7,644	15,231

Subtotal	30,440	34,572
Indirect corporate overhead(1)	4,977	6,784

Total	$35,417	$41,356

(1)	Amount represents indirect corporate expenses not specifically identifiable with, or allocable to, our business platforms.

           The following table illustrates general and administrative expenses, excluding the special mention items as previously discussed, by platform (not reflecting the allocation of branch network general and administrative expenses), for the periods indicated:

	Excluding Special Mention Items for the Three Months Ended
	March 31, 2001	March 31, 2000
	(Dollars in thousands)
Retail Platform	$22,796	$18,655
Commercial Platform	7,644	14,198

Subtotal	30,440	32,853
Indirect corporate overhead(1)	4,977	6,135

Total	$35,417	$38,988

(1)	Amount represents indirect corporate expenses not specifically identifiable with, or allocable to, our business platforms.

Retail Platform

          The increase in the Retail Platform’s general and administrative expenses, excluding special mention items, for the first quarter of 2001, as compared with the first quarter of 2000, was due primarily to inflationary pressures, including annual salary increases which were effective March 1, 2001, as well as the allocation of a greater proportion of our indirect corporate overhead to our business platforms.

Commercial Platform

          The decrease in the Commercial Platform’s general and administrative expenses, excluding special mention items, for the first quarter of 2001, as compared with the first quarter of 2000, was directly attributable the elimination of expenses related to our FMAC loan production and our Banker’s Mutual subsidiary. As previously discussed, our FMAC loan production and related operations were shut down as of September 30, 2000 and our Bankers Mutual subsidiary was sold effective June 30, 2000. This decrease was partially offset by the allocation of a greater proportion of our indirect corporate overhead to our business platforms.

Indirect Corporate Overhead

          The decrease in indirect corporate overhead, excluding special mention items, for the first quarter of 2001, as compared with the first quarter of 2000, was directly attributable to cost savings initiatives and efficiencies, as well as the allocation of a greater proportion of our indirect corporate overhead to our business platforms.

          The following table illustrates the ratio of general and administrative expenses to average total assets, including auto-related securitized assets, on an annualized basis for the periods indicated:

	For the Three Months Ended
	March 31, 2001	March 31, 2000
	(Dollars in thousands)
General and administrative expenses	$ 35,417	$ 41,356
Average total assets, including auto-related securitized assets	$5,351,113	$6,646,183

Annualized general and administrative expenses to average total assets, including auto-related securitized assets	2.65%	2.49%

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

          The following table illustrates the efficiency ratio for the periods indicated:

	For the Three Months Ended
	March 31, 2001	March 31, 2000
	(Dollars in thousands)
General and administrative expenses	$35,417	$41,356
Operating revenues, as defined	$57,310	$61,720

Efficiency ratio	61.8%	67.0%

          The decrease in the efficiency ratio for the first quarter of 2001, as compared with the first quarter of 2000, was due to lower general and administrative expenses, primarily those associated with FMAC and Bankers Mutual, higher net leasing-related rental income and higher noninterest income, partially offset by lower net interest income.

Revaluation of FMAC-Related Assets

          A revaluation of certain FMAC-related assets resulted in a $16.9 million pre-tax adjustment for the first quarter of 2001. The revaluation included a $13.6 million adjustment to servicing assets and a $3.3 million adjustment to residual assets related to the franchise loan securitizations, reflecting increasing delinquencies and loss assumptions.

Leasing Expenses

          Leasing expenses represent expenses related to our auto leasing activities. Because the leases are accounted for as operating leases, the corresponding assets are capitalized and depreciated to their estimated residual values over their lease terms. This depreciation expense is included in leasing expenses, along with the amortization of capitalized initial direct lease costs. Leasing expenses were $17.8 million for the first quarter of 2001 as compared with $15.4 million for the first quarter of 2000. The increase in leasing expenses was due to growth in our auto-related operating lease portfolio. We ceased purchasing auto leases on June 30, 2000 when our agreement with Lendco Financial Services expired.

Capital Securities

          On December 21, 1998, we issued $90 million in Capital Securities through Bay View Capital I, a business trust formed to issue the securities. The Capital Securities incur quarterly cumulative dividends at an annual rate of 9.76% of the liquidation value of $25 per share. Dividend expense on the Capital Securities was $2.3 million for the first quarter of 2001 as compared with $2.2 million for the first quarter of 2000.

          In September of 2000, we entered into an agreement with the Federal Reserve Bank which requires that we obtain their approval prior to disbursing any dividends associated with our Capital Securities. For the third and fourth quarters of 2000 and the first quarter of 2001, our requests for approval were denied. As a result, pursuant to the terms of the Capital Securities, we have deferred distributions until such time as approval can be obtained. We fully intend to continue to seek such approval; however, we cannot predict when approval may be obtained. During this deferral period, distributions to which holders are entitled will continue to accrue at an annual rate of 9.76% of the liquidation amount of $25 per Capital Security, plus accumulated additional distributions at the same rate, compounded quarterly, on any unpaid distributions (to the extent permitted by law). Holders of the Capital Securities at the time the distribution of dividends is resumed will receive the cumulative deferred distributions plus the cumulative interest thereon.

Amortization of Intangible Assets

          Amortization expense related to intangible assets was $2.9 million for the first quarter of 2001 as compared with $6.3 million for the first quarter of 2000. The decrease in amortization expense was due to lower amortization expense in the Commercial Platform related to the elimination of expenses related to the FMAC loan production unit and Bankers Mutual. As previously discussed, our FMAC loan production and related operations were shut down as of September 30, 2000 and our Bankers Mutual subsidiary was sold effective June 30, 2000.

Income Taxes

          No tax benefit was recorded on the pre-tax loss recognized in the current quarter because management has determined that it is more likely than not that we will not realize benefits in the amount of these additional deferred tax assets. We had income tax expense of $3.9 million for the first quarter of 2000.

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

           Normalized net interest income for first quarter of 2001 was $39.5 million as compared with $49.7 million for the first quarter of 2000. Normalized net interest margin for the first quarter of 2001 was 3.22% as compared with 3.33% for the first quarter of 2000. The following table illustrates normalized net interest income and net interest margin, by platform, for the periods indicated:

	For the Three Months Ended
	March 31, 2001		March 31, 2000
	Normalized Net Interest Income	Normalized Net Interest Margin	Normalized Net Interest Income	Normalized Net Interest Margin
	(Dollars in thousands)
Retail Platform	$16,766	2.42%	$24,941	2.82%
Commercial Platform	22,783	4.24	24,725	4.08

Total	$39,549	3.22%	$49,666	3.33%

          The decreases in normalized net interest income and net interest margin for the first quarter of 2001, as compared with the first quarter of 2000, were largely attributable to, decreases in average interest-earning assets and higher funding costs, as previously discussed, partially offset by higher net rental income from our auto leasing activities and higher asset yields.

          The following table illustrates average interest-earning assets, including our auto-related operating lease assets, by platform, for the periods indicated:

	Average Interest-Earning Assets for the Three Months Ended
	March 31, 2001	March 31, 2000
	(Dollars in thousands)
Retail Platform	$2,731,707	$3,518,942
Commercial Platform	2,135,044	2,419,753

Total	$4,866,751	$5,938,695

          The decrease in the Retail Platform’s average interest-earning assets, including our auto-related operating lease assets, reflects the impact of loan sales and securitizations from March 2000 through December 2000 as discussed elsewhere herein or as previously disclosed. The decrease in the Commercial Platform’s average interest-earning assets reflects franchise loan sales and securitizations from March 2000 through March 2001.

          The following table illustrates interest-earning assets, including our auto-related operating lease assets, by platform, as of the dates indicated:

	At March 31, 2001	At December 31, 2000	At March 31, 2000
	(Dollars in thousands)
Retail Platform	$2,657,569	$2,207,366	$3,033,740
Commercial Platform	2,027,722	2,178,619	2,520,283

Total	$4,685,291	$4,385,985	$5,554,023

          The decreases in the Retail Platform’s average interest-earning assets, including our auto-related operating lease assets, and the corresponding increases in the Commercial Platform’s average interest-earning assets, reflect our continued shift in asset mix toward more commercial bank-like products, specifically franchise loans. The Retail Platform’s average interest-earning assets were significantly impacted from March 2000 through December 2000 by loan sales and securitizations throughout this period, as discussed elsewhere herein or previously disclosed.

Balance Sheet Analysis

          Our total assets were $5.0 billion at March 31, 2001, as compared with $5.4 billion at December 31, 2000. The decrease in total assets related primarily to a decline in cash and short-term investments as we utilized these funds to reduce borrowings during the first quarter of 2001 combined with loan and lease sales and paydowns, partially offset by loan and lease originations and additional purchases of investment securities.

Securities

          The following table illustrates our securities portfolio, including mortgage-backed securities due from creditor, as of the dates indicated:

	March 31, 2001		December 31, 2000
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available-for-sale
Federal National Mortgage Association stock	$ 580	$ 761	$ 580	$ 829
Asset-backed securities	3,959	3,959	3,950	3,950
Retained interests in securitizations	25,624	25,503	28,437	28,230

Total investment securities	30,163	30,223	32,967	33,009

Mortgage-backed securities:
Issued by Freddie Mac and Fannie Mae	329	334	340	341
CMOs	255	230	262	237

Total mortgage-backed securities	584	564	602	578

Total securities available-for-sale	$ 30,747	$ 30,787	$ 33,569	$ 33,587

Held-to-maturity
Federal Home Loan Bank callable notes	$ 30,746	$ 30,767	$ —	$ —

Total investment securities	30,746	30,767	—	—

Mortgage-backed securities:
Issued by GNMA	410,415	422,703	377,444	387,556
Issued by Freddie Mac and Fannie Mae	238,049	237,332	249,856	246,925
Issued by other financial intermediaries	10,410	10,743	11,827	11,803
CMOs	2,743	2,765	2,923	2,913

Total mortgage-backed securities	661,617	673,543	642,050	649,197

Total securities held-to-maturity	$692,363	$704,310	$642,050	$649,197

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

          The decrease in our securities available-for-sale was primarily due to the revaluation of our retained interests in loan and lease securitizations, as previously discussed. The increase in our securities held-to-maturity was primarily due to purchases of $30.7 million of Federal Home Loan Bank callable notes and $63.8 million of GNMA mortgage-backed securities during the first quarter of 2001, partially offset by repayments on mortgage-backed securities.

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

Loans and Leases

          The following table illustrates our loan and lease portfolio as of the dates indicated:

	March 31, 2001	December 31, 2000
	(Dollars in thousands)
Loans and leases receivable:
Retail Platform:
Single-family mortgage loans	$ 366,157	$ 383,140
Home equity loans and lines of credit	295,934	302,897
Auto loans (1)	327,640	287,020

Total retail loans	989,731	973,057
Commercial Platform:
Multi-family mortgage loans	604,831	611,484
Commercial mortgage loans	332,450	339,764
Franchise loans	390,585	443,622
Asset-based loans, factoring loans and commercial leases	338,072	353,362
Business loans	73,930	81,365

Total commercial loans and leases	1,739,868	1,829,597

Gross loans and leases held for investment	2,729,599	2,802,654
Premiums and discounts and deferred fees and costs, net	21,719	22,878
Allowance for losses on loans and leases	(71,422)	(73,738)

Loans and leases held-for-investment, net	2,679,896	2,751,794
Loans and leases held-for-sale (2)	281,249	345,207

Loans and leases receivable	$2,961,145	$3,097,001

(1)	Amounts exclude auto-related operating lease assets reported separately from loans and leases totaling $452.4 million at March 31, 2001 and $479.8 million at December 31, 2000.

(2)	Includes loans with an unpaid principal balance of $314.0 at March 31, 2001 and $388.3 million at December 31, 2000.

          During the first quarter of 2001, we sold $95.2 million of franchise loans, consistent with our strategy to divest ourselves of higher-risk assets and concentrate on our core retail banking operations. Loans and leases held-for-sale totaled $281.2 million as of March 31, 2001, of which approximately $272.9 million represented franchise loans held-for-sale and the remainder represented single-family loans held-for-sale. We are actively pursuing opportunities to sell our remaining held-for-sale franchise loan portfolio as the potential sale of these loans would not only free-up capital to facilitate the paydown of our higher-cost funding, but also effectively reduce our concentration in franchise assets.

           We currently focus our loan and lease origination efforts on high-quality consumer and commercial loans and leases as opposed to mortgage loans. The following table illustrates our loan and lease originations for the periods indicated:

	For the Three Months Ended
	March 31, 2001	March 31, 2000
	(Dollars in thousands)
Loan and lease originations:
Home equity loans and lines of credit	$ 16,438	$ 16,129
Auto loans and leases (1)	73,123	133,077
Multi-family and commercial mortgage loans	21,190	38,319
Franchise loans	—	192,527
Bankers Mutual multi-family mortgage loans (2)	—	130,774
Asset-based loans, factoring loans and commercial leases	14,288	38,179
Business loans	10,807	14,845

Total originations	$135,846	$563,850

(1)	Includes auto-related operating lease assets totaling $62.5 million for the first quarter of 2000 which are not included in our total loan and lease portfolio in accordance with GAAP.
(2)	100% of Bankers Mutual multi-family loans were originated and sold through seller-servicer programs administered by Fannie Mae and Freddie Mac.

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

          The following table illustrates our nonperforming assets as of the dates indicated:

	March 31, 2001	December 31, 2000
	(Dollars in thousands)
Nonaccrual loans and leases	$112,555	$100,148
Real estate owned	128	1,041
Other repossessed assets	540	524

Nonperforming assets	$113,223	$101,713

          The increase in nonaccrual loans and leases at March 31, 2001, as compared with December 31, 2000, was primarily related to franchise loans. Included in nonperforming loans and leases at March 31, 2001 were approximately $33.5 million of franchise-related loans the we anticipate will be either paid off or returned to performing status by the end of the second quarter of 2001. These resolutions result from ongoing negotiations with both franchisees and franchisors. We remain optimistic about our ability to continue to work out and resolve the remaining problem credits.

           The following table illustrates, by platform, nonperforming assets and nonperforming assets as a percentage of consolidated total assets:

	Nonperforming Assets as a Percentage of Consolidated Total Assets
	March 31, 2001		December 31, 2000
	(Dollars in thousands)
Retail Platform:
Single-family mortgage loans	$ 5,097	0.10%	$ 4,599	0.09%
Home equity loans and lines of credit	3,076	0.06	3,919	0.07
Auto loans	731	0.01	706	0.01

Total retail platform	8,904	0.17	9,224	0.17
Commercial Platform:
Multi-family mortgage loans	21	0.00	337	0.01
Commercial real estate loans	12,767	0.26	12,950	0.24
Franchise loans	87,444	1.75	72,330	1.35
Asset-based loans, factoring loans and commercial leases	4,087	0.08	6,565	0.12
Business loans	—	—	307	0.01

Total commercial platform	104,319	2.09	92,489	1.73

Total	$113,223	2.26%	$101,713	1.90%

          The following table illustrates, by platform, loans and leases delinquent 60 days or more as a percentage of gross loans and leases:

	Loans and Leases Delinquent 60 Days or More as a Percentage of Gross Loans and Leases
	March 31, 2001		December 31, 2000
	(Dollars in thousands)
Retail Platform	$13,621	0.45%	$15,139	0.48%
Commercial Platform	67,006	2.23	69,697	2.22

Total	$80,627	2.68%	$84,836	2.70%

          The decrease in loans and leases delinquent 60 days or more at March 31, 2001 was primarily due to lower high loan-to-value home equity and franchise loan delinquencies.

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

          The allowance for losses on loans and leases at March 31, 2001 was $71.4 million as compared with $73.7 million at December 31, 2000. The decrease in the allowance for losses on loans and leases was primarily related to net charge-offs in excess of loan loss provision expense during the first quarter of 2001. The following table illustrates the allowance for losses on loans and leases as a percentage of both nonperforming assets and gross loans and leases, excluding loans and leases held-for-sale:

	Allowance for Losses on Loans and Leases as a Percentage of Specified Assets
	March 31, 2001		December 31, 2000
	Assets	Percent	Assets	Percent
	(Dollars in thousands)
Nonperforming assets	$ 113,223	63%	$ 101,713	72%
Gross loans and leases, excluding loans and leases held for sale	$2,729,599	2.62%	$2,802,654	2.63%

           The following table illustrates the changes in the allowance for losses on loans and leases for the periods indicated:

	Three Months Ended March 31, 2001	Three Months Ended March 31, 2000	Year Ended December 31, 2000
	(Dollars in thousands)
Beginning balance	$ 73,738	$52,161	$ 52,161
Transfers of loans to held-for-sale	—	(4,149)	(15,210)
Charge-offs:
Mortgage	(41)	(64)	(422)
Home Equity	(4,946)	(4,948)	(18,014)
Auto	(637)	(1,456)	(2,953)
Asset-based loans, factoring loans and commercial leases	(2,260)	(1,030)	(4,425)
Franchise	(2,781)	(643)	(1,128)
Business	(74)	—	(7,926)

	(10,739)	(8,141)	(34,868)
Recoveries:
Mortgage	27	18	218
Home Equity	468	743	3,157
Auto	355	403	1,488
Asset-based loans, factoring loans and commercial leases	273	103	1,366
Franchise	—	206	2,826

	1,123	1,473	9,055
Net charge-offs	(9,616)	(6,668)	(25,813)
Provision for losses on loans and leases	7,300	8,000	62,600

Ending balance	$ 71,422	$49,344	$ 73,738

Net charge-offs to average loans and leases (annualized)	1.23%	0.59%	0.65%

          The increases in the annualized percentage of net charge-offs to average loans and leases for the three months ended March 31, 2001, as compared with the three months ended March 31, 2000 and the year ended December 31, 2000, were due primarily to higher net charge-offs associated with the franchise and other commercial loan portfolios and lower average loan and lease balances.

Deposits

          As a primary part of our business, we generate deposits for the purpose of funding loans, leases and securities. The following table illustrates deposits as of the dates indicated:

	March 31, 2001		December 31, 2000
	Amount	% of Total Deposits	Amount	% of Total Deposits
	(Dollars in thousands)
Transaction accounts	$1,712,363	47.2%	$1,608,499	42.9%
Retail certificates of deposit	1,778,347	49.0	1,872,562	50.0

Total retail deposits	3,490,710	96.2	3,481,061	92.9
Brokered certificates of deposit	139,438	3.8	265,251	7.1

Total	$3,630,148	100.0%	$3,746,312	100.0%

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

          The following table illustrates outstanding borrowings as of the dates indicated:

	March 31, 2001	December 31, 2000
	(Dollars in thousands)
Advances from the Federal Home Loan Bank of San Francisco	$ 732,253	$ 804,837
Securities sold under agreements to repurchase	—	103,241
Warehouse lines	59,878	94,134
Subordinated Notes, net	149,583	149,567
Other borrowings	1,071	1,664
Capital Securities	90,000	90,000

Total	$ 1,032,785	$ 1,243,443

          The lower borrowing level at March 31, 2001, as compared with December 31, 2000, was primarily due to the pay down of securities sold under agreements to repurchase used primarily to fund the securities generated from our April 2000 on-balance sheet franchise loan securitization that was subsequently sold. In addition, we paid down the warehouse lines related to franchise loans as well as our Federal Home Loan Bank advances, which are collateralized by our mortgage-based assets.

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

           On September 29, 2000, Bay View Capital Corporation entered into an agreement with the Federal Reserve Bank of San Francisco. In addition to requiring prior approval to pay common stock dividends, the agreement requires us to obtain prior approval to disburse dividends associated with our 9.76% Capital Securities. We requested but did not receive approval to disburse the quarterly dividend in the third and fourth quarters of 2000 and the first quarter of 2001. Pursuant to the terms of the Capital Securities, we have deferred distributions on the debentures. During this deferral period, distributions to which holders are entitled will continue to accrue at an annual rate of 9.76% of the liquidation amount of $25 per Capital Security, plus accumulated additional distributions at the same rate, compounded quarterly, on any unpaid distributions (to the extent permitted by law). We fully intend to continue to seek permission to distribute the dividend at the earliest available opportunity as the interest on these unpaid dividends is one of our highest borrowing costs.

          At March 31, 2001, we had liquidity levels with cash and overnight deposits in excess of $466 million, representing approximately 13% of total retail deposits.

          To assist you in analyzing our liquidity, you should review our Consolidated Statements of Cash Flows at Item 1. “Financial Statements and Supplementary Data.”

Capital Resources

          Management seeks to maintain adequate capital to support anticipated asset growth and credit risks, and to ensure that Bay View Capital Corporation and Bay View Bank are in compliance with all regulatory capital guidelines. Stockholders’ equity totaled $289.9 million at March 31, 2001, as compared with $297.8 million at December 31, 2000. This decrease was largely due to the loss incurred for the first quarter of 2001. Tangible stockholders’ equity, which excludes intangible assets, was $157.9 million at March 31, 2001, as compared with $162.9 million at December 31, 2000. This decrease was also largely due to the loss incurred for the first quarter of 2001.

          The following table illustrates the reconciliation of our stockholders’ equity to tangible stockholders’ equity as of the dates indicated:

	At March 31, 2001	At December 31, 2000
(Dollars in thousands, except per share amounts)
Stockholders’ equity	$ 289,919	$ 297,849
Intangible assets	(131,985)	(134,936)

Tangible stockholders’ equity	$ 157,934	$ 162,913

Book value per share	$ 8.90	$ 9.14

Tangible book value per share	$ 4.85	$ 5.00

           The following table illustrates the changes in our tangible stockholders’ equity for the periods indicated:

	Three Months Ended March 31, 2001	Year Ended December 31, 2000
	(Dollars in thousands)
Beginning tangible stockholders’ equity	$162,913	$ 302,189
Net (loss) income	(7,966)	(326,197)
Additional intangible assets related to acquisitions accounted for under the purchase method of accounting Write-off of intangible assets related to Bankers Mutual	—	(22,095)
Write-off of intangible assets related to Bankers Mutual	—	2,776
Write-off of intangible assets related to FMAC	—	192,622
Amortization of intangible assets	2,868	20,766
Exercise of stock options and distribution of directors’ retirement plan shares	73	94
Cash dividends declared	—	(9,780)
Other	46	2,538

Ending tangible stockholders’ equity	$157,934	$ 162,913

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

          Bay View Bank’s regulatory capital levels at March 31, 2001 exceeded the minimum requirements to be considered adequately capitalized as illustrated in the following table:

	Actual		Minimum Requirement
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage	$213,904	4.43%	$193,084	4.00%
Tier 1 risk-based	$213,904	6.21%	$137,715	4.00%
Total risk-based	$307,332	8.93%	$275,430	8.00%

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

          At March 31, 2001, Bay View Capital Corporation exceeded the minimum requirements for total and Tier 1 risk-based capital while the Tier 1 leverage ratio was 3.75%, as illustrated in the following table:

	Actual		Minimum Requirement
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage	$186,826	3.75%	$199,493	4.00%
Tier 1 risk-based	$186,826	4.58%	$163,186	4.00%
Total risk-based	$331,568	8.13%	$326,373	8.00%

Share Repurchase Program

          In August 1998, our Board of Directors authorized the repurchase of up to $50 million in shares of our common stock. During 1999 we repurchased 460,000 shares of our common stock for $8.3 million at an average price of $18.22 per share. In November 1999, our treasury shares were reissued in conjunction with the acquisition of FMAC. At March 31, 2001, we had approximately $17.6 million in remaining authorization available for future share repurchases. Pursuant to our agreement with the Federal Reserve Bank of San Francisco, we must obtain prior written approval before repurchasing shares.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Asset and Liability Management

          The objective of our asset and liability management activities is to improve our earnings by adjusting the type and mix of assets and liabilities to effectively address changing conditions and risks. Through overall management of our balance sheet and by controlling various risks, we seek to optimize our financial returns within safe and sound parameters. Our operating strategies for attaining this objective include managing net interest margin through appropriate risk/return pricing of assets and liabilities and emphasizing growth in retail deposits, as a percentage of interest-bearing liabilities, to reduce our cost of funds. Our strategy includes originating and purchasing quality assets with higher risk-adjusted yields and selling assets with lower risk-adjusted yields or repricing characteristics that do not meet our objectives for interest rate risk. We also seek to improve earnings by controlling noninterest expense, enhancing noninterest income and utilizing improved information systems to facilitate our analysis of the profitability of our business platforms. We also use risk management instruments to modify interest rate characteristics of certain assets or liabilities to hedge against our exposure to interest rate fluctuations, reducing the effects these fluctuations might have on associated cash flows or values. At March 31, 2001, these risk management instruments, also referred to as derivative instruments, included interest rate exchange agreements, or “swaps”, Treasury futures contracts, forward sales contracts, and interest rate option contracts, commonly referred to as “caps”. Derivative financial instruments involve, to varying degrees, elements of credit risk. Credit risk is defined as the possibility of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract. Finally, we perform internal analyses to measure, evaluate and monitor risk.

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

Swaps

          We use interest rate exchange agreements, or swaps, to offset mismatches in the rate and maturity of certain of our assets and their funding sources and to mitigate the risk of the effects of interest rate fluctuations on the value of our fixed-rate loans classified as held-for-sale. Interest rate swaps involve the exchange of fixed-rate and variable-rate interest payment obligations without the exchange of the underlying notional amounts. We were a party to interest rate swaps with notional principal amounts of $181.5 million at March 31, 2001 and $194.0 million at December 31, 2000. All of our swaps are common “fixed-for-floating” swaps. A portion of our swaps offset variable-rate funding while other swaps offset the change in fair value of a portion of our fixed-rate franchise loans. The swaps are carried at fair value with realized and unrealized gains and losses included in earnings.

Treasury Futures Contracts

          We had open positions related to United States Treasury futures contracts with notional amounts of $47.0 million at March 31, 2001 and $154.7 million at December 31, 2000. These contracts are used to offset fixed-rate franchise loans classified as held-for-sale. These contracts are settled daily and reported at their fair value with realized gains and losses charged to earnings when incurred.

Forward Sale Contracts

          We had an open forward contract position related to a Fannie Mae benchmark note with a notional amount of $40.0 million at March 31, 2001 and $70.0 million at December 31, 2000. This contract is used to offset fixed-rate franchise loans classified as held-for-sale. These contracts are reported at their fair value with realized gains and losses charged to earnings when incurred.

Caps

          Interest rate caps are option contracts that limit the cap holder’s risk associated with an increase in interest rates. If rates go above a specified interest rate (strike price or cap rate), the cap holder is entitled to receive cash payments equal to the excess of the market rate over the strike price multiplied by the notional amount. We use interest rate caps, for which we pay a premium, to protect against rising interest rates on our debt, utilized to fund our recent purchase of GNMA securities, while retaining the ability to benefit from a decline in rates. As of March 31, 2001 and December 31, 2000, we had interest rate caps with notional amounts totaling $180 million and cap rates at 7.00% and a cap index based on either the one-or three-month LIBOR rate. These caps will be carried at fair value with realized gains and losses charged to earnings when incurred.

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

           The following table illustrates our combined asset and liability repricing as of March 31, 2001:

	Repricing Period
	Under One Year	Between One and Three Years	Between Three and Five Years	Over Five Years	Total
	(Dollars in thousands)
Assets:

Cash and investments	$ 507,396	$ —	$ —	$ 30,746	$ 538,142
Mortgage-backed securities and loans and leases(1)	2,285,100	661,348	130,175	1,070,526	4,147,149

Total interest rate sensitive assets	$2,792,496	$ 661,348	$ 130,175	$1,101,272	$4,685,291

Liabilities:

Deposits:
Transaction accounts(2)	$1,259,672	$ 452,691	$ —	$ —	$1,712,363
Retail certificates of deposit	1,716,164	60,170	1,868	145	1,778,347
Brokered certificates of deposit	139,438	—	—	—	139,438
Borrowings(3)	515,078	224,400	50,000	243,307	1,032,785

Total interest rate sensitive liabilities	$3,630,352	$ 737,261	$ 51,868	$ 243,452	$4,662,933

Repricing gap-positive (negative) before impact of derivatives	$ (837,856)	$ (75,913)	$ 78,307	$ 857,820	$ 22,358

Impact of derivatives	127,500	(25,000)	(52,500)	(50,000)

	$ (710,356)	$(100,913)	$ 25,807	$ 807,820

Cumulative repricing gap-positive (negative)	$ (710,356)	$(811,269)	$(785,462)	$ 22,358

(1)	Based on assumed annual prepayment and amortization rates, which approximate our historical experience.
(2)	We estimate transaction accounts repricing based on historical trends and the nature and types of our transaction accounts.
(3)	Includes Capital Securities.

           The simulation model discussed above also provides the Asset and Liability Committee with the ability to simulate our net interest income. In order to measure, at March 31, 2001, the sensitivity of our forecasted net interest income to changing interest rates, both a rising and falling interest rate scenario were projected and compared to a base market interest rate forecast derived from the current treasury yield curve. For the rising and falling interest rate scenarios, the base market interest rate forecast was increased or decreased, on an instantaneous and sustained basis, by 100 and 200 basis points. At March 31, 2001, our net interest income related to these hypothetical changes in market interest rates was within our policy guidelines as illustrated in the following table:

	Net Interest Income
	-200 bp	-100 bp	+100 bp	+200 bp
Projected effect:
Net interest income	$160,596	$152,871	$139,951	$134,437
% Increase (decrease) from base net interest income	9.64%	4.37%	(4.46)%	(7.99)%
Policy guideline	0.00%	(5.00)%	(10.00)%	(15.00)%

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

          None

Item 5.    Other Information

          None

Item 6.    Exhibits and Reports on Form 8-K

          a  (i)    Computation of Ratios of Earnings to Fixed Charges (Exhibit 12)

          b  (i)    The Registrant filed the following report on Form 8-K dated February 2, 2001 during the three months ended March 31, 2001:

          The Board of Directors established April 26, 2001 as the date of the Annual Meeting of Stockholders (subsequent to March 31, 2001, the date of the Annual Meeting of Stockholders was changed to June 28, 2001).

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAY VIEW CAPITAL CORPORATION
Registrant

DATE: May 14, 2001
/s/ MARK E. LEFANOWICZ
BY:

Mark E. Lefanowicz
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ JEFFREY O. BUTCHER
BY:

Jeffrey O. Butcher
Senior Vice President and Controller (Principal Accounting Officer)