Form 10-Q
period 2001-06-30
BAY VIEW CAPITAL CORP
filed 2001-08-13
CIK 840387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2001

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

          Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, Par Value $.01 (Title of Class)	Outstanding at July 31, 2001 62,542,594 shares

FORM 10-Q

INDEX

BAY VIEW CAPITAL CORPORATION

		Page(s)
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

	Consolidated Statements of Financial Condition	4

	Consolidated Statements of Operations and Comprehensive Income (Loss)	5-6

	Consolidated Statements of Stockholders’ Equity	7

	Consolidated Statements of Cash Flows	8-9

	Notes to Consolidated Financial Statements	10-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-46

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47-49

PART II. OTHER INFORMATION

Other Information		50

Signatures		52

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

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Bay View Capital Corporation and Subsidiaries

Consolidated Statements of Financial Condition
(Unaudited)

	June 30, 2001	December 31, 2000
	(Dollars in thousands)
ASSETS

Cash and cash equivalents:
Cash and due from depository institutions	$ 261,707	$ 694,934
Short-term investments	228,566	—

	490,273	694,934
Securities available-for-sale:
Investment securities	68,298	33,009
Mortgage-backed securities	322,147	578
Securities held-to-maturity:
Mortgage-backed securities	—	535,478
Mortgage-backed securities due from creditor	—	106,572
Loans and leases held-for-sale	292,348	345,207
Loans and leases held-for-investment, net of allowance for loan and lease losses of $54.6 million at June 30, 2001 and $73.7 million at December 31, 2000	2,334,063	2,751,794
Investment in operating lease assets, net	411,253	479,829
Investment in stock of the Federal Home Loan Bank of San Francisco	41,808	40,190
Investment in stock of the Federal Reserve Bank	11,866	19,590
Real estate owned, net	11,603	1,041
Premises and equipment, net	14,884	17,303
Intangible assets	129,181	134,936
Other assets	217,184	200,470

Total assets	$4,344,908	$5,360,931

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Transaction accounts	$1,834,852	$1,608,499
Retail certificates of deposit	1,614,798	1,872,562
Brokered certificates of deposit	—	265,251

	3,449,650	3,746,312
Advances from the Federal Home Loan Bank of San Francisco	225,142	804,837
Short-term borrowings	49,391	197,375
Subordinated Notes, net	149,599	149,567
Other borrowings	1,071	1,664
Other liabilities	49,793	73,327

Total liabilities	3,924,646	4,973,082

Guaranteed Preferred Beneficial Interest in our Junior Subordinated Debentures (“Capital Securities”)	90,000	90,000
Stockholders’ equity:
Serial preferred stock; authorized, 7,000,000 shares; outstanding, none	—	—
Common stock ($.01 par value); authorized, 80,000,000 shares; issued, 2001—62,607,646 shares; 2000—32,640,039 shares; outstanding, 2001—62,542,594 shares; 2000—32,574,987 shares	626	326
Additional paid-in capital	592,840	456,045
Accumulated deficit	(260,193)	(156,877)
Treasury stock, at cost; 65,052 shares	(1,081)	(1,081)
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale, net of tax	(859)	10
Debt of Employee Stock Ownership Plan	(1,071)	(574)

Total stockholders’ equity	330,262	297,849

Total liabilities and stockholders’ equity	$4,344,908	$5,360,931

The accompanying notes are an integral part of these consolidated financial statements.

Bay View Capital Corporation and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended
	June 30, 2001	June 30, 2000
	(Amounts in thousands, except per share amounts)
Interest income:
Interest on loans and leases	$ 65,192	$ 87,518
Interest on mortgage-backed securities	11,406	16,360
Interest and dividends on investment securities	7,497	10,803

	84,095	114,681
Interest expense:
Interest on deposits	39,453	41,213
Interest on borrowings	11,183	26,580
Interest on Subordinated Notes	3,715	3,713

	54,351	71,506
Net interest income	29,744	43,175
Provision for losses on loans and leases	52,433	9,500

Net interest income (loss) after provision for losses on loans and leases	(22,689)	33,675

Noninterest income:
Leasing income	23,624	24,667
Loan fees and charges	1,683	1,743
Loan servicing income	1,550	1,461
Account fees	1,892	2,045
Sales commissions	1,501	1,438
Gain (loss) on sale of assets and liabilities, net	(22,722)	1,168
Other, net	523	1,074

	8,051	33,596
Noninterest expense:
General and administrative	44,706	33,449
General and administrative—FMAC loan production	—	6,083
General and administrative—Bankers Mutual	—	3,225
Restructuring expenses	10,026	—
Revaluation of FMAC-related assets	53,083	—
Leasing expenses	27,286	16,934
Dividend expense on Capital Securities	2,287	2,234
Real estate owned operations, net	9	(30)
Amortization of intangible assets	2,804	2,809
Amortization of intangible assets—FMAC	—	3,693

	140,201	68,397
Loss before income taxes	(154,839)	(1,126)
Income tax benefit	(59,489)	(1,330)

Net income (loss)	$ (95,350)	$ 204

Basic earnings (loss) per share	$ (2.11)	$ 0.01

Diluted earnings (loss) per share	$ (2.11)	$ 0.01

Weighted-average basic shares outstanding	45,170	32,631

Weighted-average diluted shares outstanding	45,170	32,636

Net income (loss)	$ (95,350)	$ 204
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on securities available-for-sale, net of tax expense (benefit) of ($602) and $150 for the three months ended June 30, 2001 and June 30, 2000, respectively	(854)	213

Comprehensive income (loss)	$ (96,204)	$ 417

Dividends declared per share	$ —	$ 0.10

The accompanying notes are an integral part of these consolidated financial statements.

Bay View Capital Corporation and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	For the Six Months Ended
	June 30, 2001	June 30, 2000
	(Amounts in thousands, except per share amounts)
Interest income:
Interest on loans and leases	$ 137,542	$184,711
Interest on mortgage-backed securities	23,621	28,567
Interest and dividends on investment securities	17,391	15,868

	178,554	229,146
Interest expense:
Interest on deposits	83,374	81,121
Interest on borrowings	25,522	54,231
Interest on Subordinated Notes	7,430	7,428

	116,326	142,780
Net interest income	62,228	86,366
Provision for losses on loans and leases	59,733	17,500

Net interest income after provision for losses on loans and leases	2,495	68,866

Noninterest income:
Leasing income	48,007	47,137
Loan fees and charges	3,089	4,313
Loan servicing income	3,365	2,946
Account fees	3,922	3,959
Sales commissions	2,798	2,808
Gain (loss) on sale of assets and liabilities, net	(12,096)	4,366
Other, net	1,073	2,539

	50,158	68,068
Noninterest expense:
General and administrative	80,123	66,829
General and administrative—FMAC loan production	—	10,973
General and administrative—Bankers Mutual	—	6,311
Restructuring expenses	10,026	—
Revaluation of FMAC-related assets	70,028	—
Leasing expenses	45,043	32,315
Dividend expense on Capital Securities	4,575	4,467
Real estate owned operations, net	(9)	(17)
Amortization of intangible assets	5,672	5,663
Amortization of intangible assets—FMAC	—	7,146

	215,458	133,687
Income (loss) before income taxes	(162,805)	3,247
Income tax expense (benefit)	(59,489)	2,525

Net income (loss)	$(103,316)	$ 722

Basic earnings (loss) per share	$ (2.65)	$ 0.02

Diluted earnings (loss) per share	$ (2.65)	$ 0.02

Weighted-average basic shares outstanding	38,938	32,633

Weighted-average diluted shares outstanding	38,938	32,641

Net income (loss)	$(103,316)	$ 722
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on securities available-for-sale, net of tax expense (benefit) of ($628) and $278 for the six months ended June 30, 2001 and June 30, 2000, respectively	(891)	395

Comprehensive income (loss)	$(104,207)	$ 1,117

Dividends declared per share	$ —	$ 0.20

The accompanying notes are an integral part of these consolidated financial statements.

Bay View Capital Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Number of Shares Issued	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Unrealized Gain (Loss) on Securities Available-for- Sale, Net of Tax	Debt of Employee Stock Ownership Plan	Total Stockholders’ Equity
	(Amounts in thousands, except per share amounts)
Balance at December 31, 1999	32,629	$326	$—	$455,964	$ 179,100	$(1,094)	$(293)	$(2,809)	$631,194

Exercise of stock options, including tax benefits	6	—	—	48	—	—	—	—	48
Distribution of directors’ retirement plan shares	5	—	—	46	—	—	—	—	46
Distribution of restricted shares	—	—	—	(13)	—	13	—	—	—
Cash dividends declared ($0.30 per share)	—	—	—	—	(9,780)	—	—	—	(9,780)
Unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	—	303	—	303
Repayment of debt	—	—	—	—	—	—	—	2,235	2,235
Net loss	—	—	—	—	(326,197)	—	—	—	(326,197)

Balance at December 31, 2000	32,640	326	—	456,045	(156,877)	(1,081)	10	(574)	297,849

Distribution of director’s retirement plan shares	10	—	—	73	—	—	—	—	73
Proceeds from issuance of common stock, net of expenses of $2.0 million	23,967	240	—	107,760	—	—	—	—	108,000
Proceeds from issuance of 5,991,369 shares of preferred stock, net of expenses of $1.1 million	—	—	60	26,340	—	—	—	—	26,400
Conversion of preferred stock to common stock	5,991	60	(60)	—	—	—	—	—	—
Expense realized on stock options with below market strike price	—	—	—	2,622	—	—	—	—	2,622
Unrealized loss on securities available-for-sale, net of tax	—	—	—	—	—	—	(869)	—	(869)
Change in debt of ESOP	—	—	—	—	—	—	—	(497)	(497)
Net loss	—	—	—	—	(103,316)	—	—	—	(103,316)

Balance at June 30, 2001	62,608	$626	$—	$592,840	$(260,193)	$(1,081)	$(859)	$(1,071)	$330,262

The accompanying notes are an integral part of these consolidated financial statements.

Bay View Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30, 2001	June 30, 2000
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(103,316)	$ 722
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of intangible assets	5,672	12,809
Increase in franchise and multi-family loans held-for-sale	—	(477,427)
Provision for losses on loans and leases	59,733	17,500
Depreciation and amortization of premises and equipment	2,596	4,896
Depreciation and amortization of investment in operating lease assets	29,607	29,390
Amortization of premiums, net of discount accretion	4,127	7,079
Revaluation of FMAC-related assets	70,028	—
(Gain) loss on sale of assets and liabilities, net	12,096	(4,366)
Increase in other assets	(67,482)	(33,340)
Decrease in other liabilities	(23,559)	(64,066)
Other, net	4,036	1,427

Net cash used in operating activities	(6,462)	(505,376)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of assets, net of cash and cash equivalents received	—	(26,491)
Proceeds from the sale of substantially all of the assets and certain liabilities of Bankers Mutual, net of cash and cash equivalents sold	—	30,879
Net decrease (increase) in loans and leases held-for-investment resulting from originations, net of repayments	129,076	(149,443)
Purchases of loans and leases, net	(12,933)	(5,464)
Purchases of mortgage-backed securities	(83,215)	(327,840)
Purchases of investment securities	(45,742)	(48,531)
Principal payments on mortgage-backed securities	120,559	47,055
Principal payments on investment securities	—	1,508
Proceeds from securitizations and/or sales of loans and leases held-for-sale	275,933	874,274
Proceeds from sales of mortgage-backed securities available-for-sale	294,067	8,898
Proceeds from sales of investment securities	6,456	—
Proceeds from sale of real estate owned	1,037	2,244
Additions to premises and equipment	(177)	(2,022)
Decrease (increase) in investment in stock of the Federal Home Loan Bank of San Francisco	(1,618)	28,810
Decrease (increase) in investment in stock of the Federal Reserve Bank	7,724	(6,114)

Net cash provided by investing activities	691,167	427,763

Bay View Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)
(Unaudited)

	For the Six Months Ended
	June 30, 2001	June 30, 2000
	(Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	$(296,662)	$ 110,659
Proceeds from advances from the Federal Home Loan Bank of San Francisco	205,000	800,500
Repayment of advances from the Federal Home Loan Bank of San Francisco	(783,600)	(1,203,500)
Proceeds from reverse repurchase agreements	—	997,199
Repayment of reverse repurchase agreements	(103,241)	(567,118)
Net decrease in warehouse lines outstanding	(44,743)	(207,359)
Net decrease in other borrowings	(593)	(1,626)
Proceeds from issuance of common stock	108,073	59
Proceeds from issuance of preferred stock	26,400	—
Dividends paid to stockholders	—	(6,517)

Net cash used in financing activities	(889,366)	(77,703)

Net decrease in cash and cash equivalents	(204,661)	(155,316)
Cash and cash equivalents at beginning of period	694,934	343,905

Cash and cash equivalents at end of period	$ 490,273	$ 188,589

Cash paid during the year for:
Interest	$ 130,056	$ 136,518
Income taxes	$ 83	$ 359
Supplemental non-cash investing and financing activities:
Loans transferred to real estate owned	$ 11,714	$ 5,103
Loans transferred from held-for-investment to held-for-sale	$ 227,120	$ 691,584
Loans securitized and transferred to securities held-to-maturity	$ —	$ 268,172
Securities transferred from held-to-maturity to available-for-sale	$ 641,663	$ —
Conversion of preferred stock to common stock	$ 26,400	$ —
The acquisitions of assets involved the following:
Fair value of assets acquired, other than cash and cash equivalents	$ —	$ (17,491)
Goodwill	—	(9,000)

Net cash and cash equivalents paid	$ —	$ (26,491)

The accompanying notes are an integral part of these consolidated financial statements.

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001
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

          On November 1, 1999, we acquired Franchise Mortgage Acceptance Company, sometimes referred to as FMAC, which included the operations of Bankers Mutual and FMAC Insurance Services. On June 30, 2000, substantially all of the assets and certain liabilities of Bankers Mutual were sold to Berkshire Mortgage Finance Limited Partnership. On September 11, 2000, we announced the restructuring of FMAC’s franchise lending operations. The shutdown of this division was effective as of September 30, 2000 and involved the termination of all related production and marketing personnel. Effective February 28, 2001, substantially all of the assets and liabilities of FMAC Insurance Services were sold. On June 22, 2001, we completed the stock sale by Bay View Bank of the legal entity Bay View Franchise Mortgage Acceptance Company (BVFMAC) and its related servicing platform.

          During the second quarter of 2001, we completed a rights offering and a concurrent offering to standby purchasers that generated aggregate gross proceeds of $137.5 million. With this additional capital, we have begun to implement a new strategic plan adopted by our Board of Directors. The new strategic plan includes exiting businesses inconsistent with a California-focused bank and includes assumptions related to the liquidation of our remaining franchise-related assets and operations and our remaining high loan-to-value home equity loans. Our results for the second quarter and for the first six months of 2001 include specific charges consistent with our new strategic plan. Specific charges recognized during the first six months of 2001 include $70.0 million related to the revaluation of franchise-related assets, $10.0 million of additional provision for impairment primarily as a result of revising the estimated residual values associated with the auto lease portfolio and $10.0 million in restructuring charges primarily related to the reduction in our workforce. The restructuring charges consisted of $6.7 million of severance and $3.3 million of facilities charges. As previously announced, the reduction in our workforce will affect about 100 employees primarily from business lines that we are exiting, such as franchise operations, and certain redundant operations. Our results for the first six months of 2001 also included $12.1 million in net losses on sales of assets, including losses on the sale of BVFMAC and the home equity loans offset by gains received during the first quarter of 2001 on December 2000 asset sales and net gains on the sale of mortgage-backed and franchise loans during the first half of the year. The year-to-date loan loss provision totaled $59.7 million reflecting the charge-offs related to the mark-to-market on loans transferred from held-for-investment to held-for-sale, primarily during the second quarter, as well as additional reserves provided on the remaining franchise loan portfolio.

          The information provided in these interim financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of our financial condition as of June 30, 2001 and December 31, 2000, the results of our operations for the three- and six-month periods ended June 30, 2001 and 2000, and our cash flows for the six-month periods ended June 30, 2001 and 2000. These adjustments are of a normal, recurring nature unless otherwise disclosed in this Form 10-Q. As necessary, reclassifications have been made to prior period amounts to conform to the current period presentation. These reclassifications had no effect on our financial condition, results of operations or stockholders’ equity. These interim financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all of the necessary information and footnotes for a presentation in conformity with generally accepted accounting principles.

          The information included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” was written assuming that you have read or have access to our 2000 Annual Report on Form 10-K, which contains the latest audited consolidated financial statements and notes, along with Management’s Discussion and Analysis of Financial Condition as of December 31, 2000 and 1999 and Results of Operations for the years ended December 31, 2000, 1999 and 1998. Accordingly, only certain changes in financial condition and results of operations are discussed in this Form 10-Q. Furthermore, the interim financial results for the three- and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Note 2.    Earnings Per Share

          Basic earnings per share are calculated by dividing net earnings for the period by the weighted-average common shares outstanding for that period. There is no adjustment to the number of outstanding shares for potential dilutive instruments, such as stock options or warrants. Diluted earnings per share takes into account the potential dilutive impact of such instruments and uses the average share price for the period in determining the number of incremental shares to add to the weighted-average number of shares outstanding.

          The following table illustrates the calculation of basic and diluted earnings per share for the periods indicated:

	For the Three Months Ended,		For the Six Months Ended,
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
	(Amounts in thousands, except per share amounts)
Net earnings (loss) available to common stockholders	$(95,350)	$ 204	$(103,316)	$ 722
Weighted-average basic shares outstanding	45,170	32,631	38,938	32,633
Add: Dilutive potential common shares	—	5	—	8

Weighted-average diluted shares outstanding	45,170	32,636	38,938	32,641

Basic earnings (loss) per share	$ (2.11)	$ 0.01	$ (2.65)	$ 0.02

Diluted earnings (loss) per share	$ (2.11)	$ 0.01	$ (2.65)	$ 0.02

Note 3.    Stock Options

          As of June 30, 2001, we had five employee stock option plans and three non-employee director stock option plans. The employee stock option plans were as follows: the “Amended and Restated 1986 Stock Option and Incentive Plan,” the “Amended and Restated 1995 Stock Option and Incentive Plan,” the “1998-2000 Performance Stock Plan,” the “1999 FMAC Stock Option, Deferred Stock and Restricted Stock Plan,” and the “2001 Stock Option and Incentive Plan” which authorize the issuance of 1,759,430, 2,500,000, 400,000, 270,756, and 3,200,000 shares of common stock, respectively. The non-employee director stock option plans were as follows: the “Amended and Restated 1989 Non-Employee Director Stock Option and Incentive Plan,” the “1998 Non-Employee Director Stock Option and Incentive Plan,” and the “2001 Non-Employee Director Stock Option Plan” which authorize the issuance of up to 550,000, 200,000, and 500,000 shares of common stock, respectively.

          The following table illustrates the stock options available for grant as of June 30, 2001:

	Employee Stock Option and Incentive Plans	Non-Employee Director Stock Option and Incentive Plans	Total
Shares reserved for issuance	8,130,006	1,250,000	9,380,006
Granted	(8,899,892)	(1,102,000)	(10,001,892)
Forfeited	1,964,351	88,000	2,052,351
Expired	(369,688)	(63,000)	(432,688)

Total available for grant	824,777	173,000	997,777

          At June 30, 2001, we had outstanding options under the plans with expiration dates ranging from the year 2002 through 2013, as illustrated in the following table:

	Number of Option Shares	Exercise Price Range	Weighted-Average Exercise Price
Outstanding at December 31, 2000	2,821,490	$5.41-34.41	$15.43
Granted	3,407,000	4.59	4.59
Forfeited	(226,392)	5.41-34.41	11.39

Outstanding at June 30, 2001	6,002,098	$4.59-34.41	$ 9.43

Exercisable at June 30, 2001	2,716,250	$4.59-34.41	$13.45

          During the second quarter of 2001, we recognized a $2.6 million expense related to the issuance of stock options with below market strike prices. We will amortize an additional $6.4 million of compensation expense over the next two years.

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
BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           On June 30, 2000, substantially all of the assets and certain liabilities of Bankers Mutual were sold to or assumed by Berkshire Mortgage Finance Limited Partnership for approximately $40 million in cash. On September 11, 2000, we announced the restructuring of FMAC’s franchise lending operations. The shutdown of this division was effective as of September 30, 2000 and involved the termination of all related production and marketing personnel. In connection with this restructuring, goodwill of $192.6 million was written off, representing the entire unamortized balance associated with FMAC. On June 22, 2001, we completed the stock sale by Bay View Bank of the legal entity Bay View Franchise Mortgage Acceptance Company and its related servicing platform to a group of independent investors who were formerly part of BVFMAC management. The Company realized a loss of $23 million as a result of the sale.

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

Concord Growth Corporation

          We completed our acquisition of EXXE Data Corporation and its wholly owned commercial finance subsidiary, Concord Growth Corporation, on March 17, 1997. At the close of the transaction, EXXE became a stand-alone subsidiary of Bay View Capital Corporation. Subsequent to the close of the transaction, EXXE was merged into Concord Growth Corporation and liquidated and Concord Growth Corporation became a first-tier, stand-alone subsidiary of Bay View Capital Corporation. The former holders of EXXE capital stock, warrants and options received an initial aggregate cash payment of $19.8 million and were entitled to potential future cash payments of up to $34 million, expiring in 2000, depending upon the financial performance of Concord Growth Corporation. We accrued for cash payments of $10.0 million pursuant to this agreement in 2000 which are considered part of the total purchase price. A cash payment of $9.0 million was made in January 2001 and a final payment of $700,000 was made during the second quarter of 2001. The balance of $300,000 was used to discharge certain pre-acquisition legal liabilities of Concord Growth Corporation in March 2001. During 1998, Concord Growth Corporation was renamed Bay View Commercial Finance Group. Effective March 1, 1999, Bay View Capital Corporation contributed the capital stock of Bay View Commercial Finance Group to Bay View Bank in conjunction with the March 1, 1999 conversion of Bay View Bank from a federal stock savings bank to a nationally chartered commercial bank.

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

          At June 30, 2001, Bay View Capital Corporation exceeded the minimum requirements for Tier 1 risk-based capital while its Total risk-based capital ratio of 7.92% and Tier 1 leverage ratio of 3.60%, fell below the minimum required amount. We have filed a capital plan, pursuant to the terms of our regulatory agreement with the Federal Reserve Bank of San Francisco, indicating our intention to meet and maintain the required minimum capital ratios. At this time, the financial impact, if any, of the regulatory actions that may result from our failure to meet the minimum capital requirements cannot be determined. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Additionally, execution of this capital plan depends on certain future events and circumstances, the outcome of which cannot be guaranteed. Nevertheless, management believes, at this time, that the institution will meet all the provisions of the plan and therefore achieve the plan’s regulatory capital goals.

Note 6.    Investment Securities

          During the second quarter of 2001, we transferred $641.7 million in held-to-maturity securities to our available-for-sale portfolio. We sold $282 million of GNMA securities in June 2001 and realized a gain of $11.9 million. We recorded an unrealized loss totaling $846,000 on our remaining available-for-sale investment portfolio. As a result of the transfer and subsequent sales of investment securities from our held-to maturity portfolio, we do not intend to hold any investment securities as held-to-maturity for the foreseeable future.

Note 7.    Income Taxes

          We recorded a tax benefit of $59.5 million on the pre-tax loss of $162.8 million for the first six months of 2001. The effective tax rate for 2001 is a 36.5% tax benefit. This effective tax rate benefit differs from the statutory rate primarily due to the impact of state taxes and nondeductible goodwill amortization.

          No tax benefit was recorded on the pre-tax loss of $7.97 million in the first quarter of 2001. At that time, management determined that we would likely not realize the benefits from these additional deferred tax assets. Based on the completion of the rights offering and the adoption of the new strategic plan during the second quarter of 2001, in management’s judgement, the realizability of deferred tax assets is now more likely than not. Therefore, the $2.9 million tax benefit previously unrecognized on the $7.97 million pre-tax loss reported in the first quarter of 2001 has been reported in the second quarter of 2001. The total net deferred tax asset at June 30, 2001 was $152.6 million, which is net of the $26 million valuation allowance as established in 2000.

Note 8.    Commitments and Contingencies

Litigation

          On November 9, 2000, Morgan Guaranty Trust filed a claim in the U.S. District Court, Southern District of New York, against Bay View Franchise Mortgage Acceptance Company alleging breach of certain representations and warranties in connection with the sale of loans to Morgan Guaranty Trust by the former Franchise Mortgage Acceptance Company. The liability, if any, cannot be estimated at this time. The matter will continue to be vigorously defended.
BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           We are involved as plaintiff or defendant in various other legal actions arising in the normal course of business. In the opinion of management, after consultation with counsel, the resolution of these legal actions will not have a material adverse effect on our consolidated financial condition or result of operations.

Note 9.    Subsequent Events

          On July 10, 2001, we announced the agreement to sell approximately $300 million in franchise loans to Goldman Sachs Mortgage Company, which is expected to close in phases in the third quarter. On August 1, 2001, $205 million in franchise loans were sold in connection with the agreement. The remainder of the $300 million is anticipated to close later in the third quarter. Loans transferred from held-for-investment to held-for-sale in the second quarter were marked to market with a corresponding charge to the allowance for loan and lease losses of $47.3 million. Franchise loans previously classified as held-for-sale were marked to market and a loss of $31.7 million was recorded in revaluation of franchise-related assets.

Note 10.    Segment and Related Information

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

          All indirect general and administrative expenses not specifically identifiable with, or allocable to, our business platforms are included in indirect corporate overhead. Indirect corporate overhead includes expenses associated with our administrative and support functions.
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

	For the Three Months Ended June 30, 2001
	Retail	Commercial	Total
	(Dollars in thousands)
Interest income	$ 40,244	$ 43,851	$ 84,095
Interest expense	(31,761)	(22,590)	(54,351)
Provision for losses on loans and leases	(1,600)	(50,833)	(52,433)
Noninterest income	28,708	(20,657)	8,051
Direct general and administrative expenses	(27,238)	(7,406)	(34,644)
Allocation of branch network general and administrative expenses	6,879	(6,879)	—
Restructuring expenses	(4,998)	(5,028)	(10,026)
Revaluation of FMAC-related assets	(2,733)	(50,350)	(53,083)
Leasing expenses	(27,286)	—	(27,286)
Dividend expense on Capital Securities	(1,325)	(962)	(2,287)
Real estate owned operations, net	(9)	—	(9)
Amortization of intangible assets	(2,076)	(728)	(2,804)

Contribution by platform	$ (23,195)	$ (121,582)	$ (144,777)

Indirect corporate overhead			(10,062)
Income tax benefit			59,489

Net loss			$ (95,350)

At June 30, 2001:
Interest-earning assets plus operating lease assets	$1,931,453	$1,833,502	$3,764,955

Noninterest-earning assets			579,953

Total assets			$4,344,908

	For the Three Months Ended June 30, 2000
	Retail	Commercial	Total
	(Dollars in thousands)
Interest income	$ 54,296	$ 60,385	$ 114,681
Interest expense	(38,671)	(32,835)	(71,506)
Provision for losses on loans and leases	—	(9,500)	(9,500)
Noninterest income	24,390	9,206	33,596
Direct general and administrative expenses	(17,945)	(16,176)	(34,121)
Allocation of branch network general and administrative expenses	4,808	(4,808)	—
Leasing expenses	(16,934)	—	(16,934)
Dividend expense on Capital Securities	(1,316)	(918)	(2,234)
Real estate owned operations, net	12	18	30
Amortization of intangible assets	(2,187)	(4,315)	(6,502)

Contribution by platform	$ 6,453	$ 1,057	7,510

Indirect corporate overhead			(8,636)
Income tax benefit			1,330

Net income			$ 204

At June 30, 2000:
Interest-earning assets plus operating lease assets	$3,068,214	$2,619,686	$5,687,900

Noninterest-earning assets			654,943

Total assets			$6,342,843

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Six Months Ended June 30, 2001
	Retail	Commercial	Total
	(Dollars in thousands)
Interest income	$ 83,761	$ 94,793	$ 178,554
Interest expense	(66,581)	(49,745)	(116,326)
Provision for losses on loans and leases	(5,609)	(54,124)	(59,733)
Noninterest income	60,661	(10,503)	50,158
Direct general and administrative expenses	(50,034)	(15,050)	(65,084)
Allocation of branch network general and administrative expenses	14,027	(14,027)	—
Restructuring expenses	(4,998)	(5,028)	(10,026)
Revaluation of FMAC-related assets	(2,733)	(67,295)	(70,028)
Leasing expenses	(45,043)	—	(45,043)
Dividend expense on Capital Securities	(2,609)	(1,966)	(4,575)
Real estate owned operations, net	9	—	9
Amortization of intangible assets	(4,214)	(1,458)	(5,672)

Contribution by platform	$(23,363)	$(124,403)	$(147,766)

Indirect corporate overhead			(15,039)
Income tax benefit			59,489

Net loss			$(103,316)

	For the Six Months Ended June 30, 2000
	Retail	Commercial	Total
	(Dollars in thousands)
Interest income	$112,660	$ 116,486	$ 229,146
Interest expense	(79,435)	(63,345)	(142,780)
Provision for losses on loans and leases	(5,200)	(12,300)	(17,500)
Noninterest income	54,792	13,276	68,068
Direct general and administrative expenses	(37,286)	(31,407)	(68,693)
Allocation of branch network general and administrative expenses	8,687	(8,687)	—
Leasing expenses	(32,315)	—	(32,315)
Dividend expense on Capital Securities	(2,683)	(1,784)	(4,467)
Real estate owned operations, net	6	11	17
Amortization of intangible assets	(4,452)	(8,357)	(12,809)

Contribution by platform	$ 14,774	$ 3,893	18,667

Indirect corporate overhead			(15,420)
Income tax expense			(2,525)

Net income			$ 722

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Strategic Overview

          Bay View Capital Corporation is a commercial bank holding company headquartered in San Mateo, California. Our principal subsidiary is Bay View Bank, N.A. We operate two distinct business platforms representing the two basic distribution channels of our primary businesses, retail and commercial banking.

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

Our Mission and Strategy

          From 1996 to 1999, our strategy was to transform Bay View Bank from a traditional thrift to a commercial bank. During this period we nearly doubled in size, replaced a majority of our mortgage-based loans with higher-yielding consumer and commercial loans and leases and transformed a significant portion of our deposits into lower-cost transaction accounts. On March 28, 2001, our Board of Directors approved a $110 million common stock rights offering. Common stockholders of record as of April 23, 2001 received one transferable right for each share of common stock held, which entitled the holder to purchase .734 additional shares of Bay View common stock at a price of $4.59 per share. These rights expired on May 14, 2001. Our Board of Directors also approved a $27.5 million concurrent offering of securities to certain institutional and other investors who would act as standby purchasers in the rights offering. We entered into agreements with these standby purchasers in the rights offering pursuant to which they agreed to purchase up to $82.5 million of the shares that were not subscribed for in the rights offering. Keefe Ventures, LLC. acted as our financial consultant in identifying these standby purchasers. The rights offering and the concurrent offering to the standby purchasers were completed during the second quarter and generated aggregate gross proceeds of $137.5 million. With this additional capital, we have begun to implement a new strategic plan adopted by our Board of Directors. The new strategic plan includes exiting businesses inconsistent with a California-focused bank and includes assumptions related to the liquidation of our remaining franchise-related assets and operations and our remaining high loan-to-value home equity loans. During the second quarter, we completed the stock sale of the legal entity BVFMAC and its related servicing platform, sold home equity loans totaling $143 million in outstanding principal which included approximately $90 million of high loan-to-value home equity loans and negotiated the sale of approximately $300 million of franchise loans, expected to close in phases in the third quarter.

Retail Platform Strategy

          One of the principal businesses of the Retail Platform is Bay View Bank’s 57 full-service branch banking network. A primary objective of the Retail Platform is to enhance the value of our deposit franchise by focusing on deposit growth and expanding and enhancing products and services. A primary component of the Retail Platform’s deposit growth strategy has been to focus on lower-cost transaction accounts (e.g., checking, savings and money market accounts) as a source of financing. We also offer a full array of consumer banking products and services. We continued to make progress on our goal of expanding our deposit base by growing transaction accounts and business deposits. Our transaction accounts grew $226.4 million, or 14.1%, during the first six months of 2001 and increased to 53.2% of total retail deposits at June 30, 2001, as compared to 46.2% at December 31, 2001, reflecting the continued strength of our deposit franchise.

           The Retail Platform includes our single-family loan portfolio. We discontinued originating single-family loans in 1996 to reduce our concentration risk and facilitate the change-out of our balance sheet from mortgage-based assets to higher-yielding commercial bank-like assets. As a result, the portfolio of single-family loans is decreasing over time as these loans are repaid or sold.

          The Retail Platform’s home equity loan portfolio includes conventional home equity loans and lines of credit and certain high loan-to-value home equity loans. We define conventional home equity loans and lines of credit as having combined loan-to-value ratios of less than or equal to 100% at origination. We define high loan-to-value home equity loans as having combined loan-to-value ratios of greater than 100% at origination. Our home equity loan production efforts are focused on conventional home equity loans and lines of credit originated through our branch-banking network. A significant portion of our high loan-to-value home equity loans was sold during 2000. Substantially all of the remaining high loan-to-value home equity loan portfolio was sold in June 2001.

          The Retail Platform also originates and purchases fixed-rate loans secured by new and used autos. In executing our strategy, we identify product niches which are not the primary focus of traditional competitors in the auto lending area, such as banks and captive finance companies. One such niche includes auto loans where a highly qualified borrower desires a higher relative loan amount and/or a longer term than is offered by other more traditional auto financing sources. In return for the flexibility of the products offered, we charge higher interest rates while still applying traditional underwriting criteria to mitigate potential loan losses. We ceased purchasing auto leases in June 2000.

Commercial Platform Strategy

          The Commercial Platform’s objective is to increase our earnings potential and enhance our deposit franchise by providing commercial bank-like products and services to small and middle-market businesses within California. The Commercial Platform’s strategy centers on originating and purchasing commercial loans with higher risk-adjusted returns.

          The Commercial Platform originates multi-family and commercial real estate loans, asset-based loans and factoring loans. We also purchased and originated franchise loans until the restructuring of our franchise lending division, which was shut down in September 2000. In connection with this restructuring, we intend to reduce our concentration of franchise assets by selling our remaining franchise loans classified as held-for-sale. We sold $41.0 million and $136.2 million of franchise loans during the second quarter of 2001 and first six months of 2001, respectively. We had $284.7 million in franchise loans held-for-sale as of June 30, 2001.

Results of Operations

          Our net loss for the second quarter of 2001 was $95.4 million, or $2.11 per diluted share, as compared to net income of $204,000 or $0.01 per diluted share, for the second quarter of 2000. Net loss for the first six months of 2001 was $103.3 million or $2.65 per diluted share, as compared with $722,000, or $0.02 per diluted share, for the first six months of 2000. Results for the first six months of 2001 include specific charges consistent with our new strategic plan which has been implemented following the successful completion of our $137.5 million rights offering.

           Specific charges recognized during the first six months of 2001 included $70 million in pre-tax charges associated with the revaluation of franchise-related assets, $10 million of additional provision for impairment primarily as a result of revising the estimated residual values associated with the auto lease portfolio and $10 million in restructuring charges primarily related to the reduction in our workforce as discussed elsewhere herein or as previously disclosed. The revaluation charges consisted primarily of $31.7 million in pre-tax charges related to the anticipated sale of approximately $300 million in loans to Goldman Sachs Mortgage Co., as well as writedowns of other franchise-related assets, including $15.5 million in adjustments to servicing assets, $11.1 million in adjustments to residual interests on securitizations, and $5.0 million in adjustments to equity investments. The year-to-date loan loss provision totaled $59.7 million reflecting the charge-offs related to the mark-to-market on loans transferred from held-for-investment to held-for-sale primarily during the second quarter as well as additional reserves provided on the remaining franchise loan portfolio.

          Our results for the first six months of 2001 also included $12.1 million in net losses on sales of assets, including losses on the sale of BVFMAC and the home equity loans offset by gains received during the first quarter of 2001 on our December 2000 asset sales and net gains on the sale of $282 million of Government National Mortgage Association (“GNMA”) mortgage-backed securities and $136.2 million of franchise loans during the first half of the year.

Net Interest Income and Net Interest Margin

          Net interest income was $29.7 million for the second quarter of 2001 as compared to $43.2 million for the second quarter of 2000. Net interest income for the first six months of 2001 was $62.2 million as compared to $86.4 million for the first six months of 2000. Net interest margin was 2.83% for the second quarter of 2001 as compared to 3.25% for the second quarter of 2000. Net interest margin was 2.88% for the first six months of 2001 as compared to 3.19% for the first six months of 2000. The following tables illustrate net interest income and net interest margin, by platform, for the periods indicated:

	For the Three Months Ended
	June 30, 2001		June 30, 2000
	Net Interest Income	Net Interest Margin	Net Interest Income	Net Interest Margin
	(Dollars in thousands)
Retail Platform(1)	$ 8,483	1.50%	$15,625	2.30%
Commercial Platform	21,261	4.34	27,550	4.23

Total	$29,744	2.83%	$43,175	3.25%

	For the Six Months Ended
	June 30, 2001		June 30, 2000
	Net Interest Income	Net Interest Margin	Net Interest Income	Net Interest Margin
	(Dollars in thousands)
Retail Platform(1)	$17,180	1.50%	$33,225	2.30%
Commercial Platform	45,048	4.39	53,141	4.23

Total	$62,228	2.88%	$86,366	3.19%

(1)
The Retail Platform’s net interest margin and net interest income presented above do not include the revenue impact of our auto leasing activities, which is included in noninterest income, but do include the associated funding costs.

          The decreases in net interest income for the second quarter of 2001, as compared to the second quarter of 2000, and for the first six months of 2001, as compared to the first six months of 2000, were due to lower average interest-earning asset balances and lower net interest margin. The decrease in average interest-earning assets was due primarily to franchise and home equity loan sales throughout the period from June 2000 to June 2001 as well as the December 2000 sales of franchise asset-backed and mortgage-backed securities, partially offset by higher investment balances due to the deployment of sales proceeds into short-term investments. Our net interest margin and net interest spread decreased due to lower asset yields partially offset by lower funding costs. The decreases in both asset yields and funding costs were primarily due to the lower interest rate environment. Our net interest margin, calculated in accordance with generally accepted accounting principles (“GAAP”), excludes the revenue impact of our auto leasing activities, but includes the associated funding costs. Because auto leases are accounted for as operating leases, the rental income and related expenses, including depreciation expense, are reflected in noninterest income and noninterest expense in accordance with GAAP. For a discussion of normalized net interest income and net interest margin, including the revenue impact of our auto leasing activities, see “Non-GAAP Performance Measures—Normalized Net Interest Income and Net Interest Margin”.

          Net interest income and net interest margin by platform reflect our strategy to sell off our higher-risk assets, specifically high loan-to-value home equity loans and franchise loans, and focus on our core banking operations. The decrease in the Retail Platform’s net interest margin reflects the increased impact of the funding costs of auto leases as average interest-earning asset balances decline due to loan sales and securitizations. The increase in the Commercial Platform’s net interest margin was due to the impact of franchise loan sales and securitizations, as franchise loans have lower yields relative to the yields on our asset-based, factoring, and other commercial loans. For more detail, see discussion of “Interest Income” and “Interest Expense”. The following tables illustrate average interest-earning assets, excluding our auto-related operating lease assets, by platform, for the periods indicated:

	Average Balances for the Three Months Ended
	June 30, 2001	June 30, 2000
	(Dollars in thousands)
Retail Platform	$2,230,780	$2,689,974
Commercial Platform	1,948,223	2,585,838

Total	$4,179,003	$5,275,812

	Average Balances for the Six Months Ended
	June 30, 2001	June 30, 2000
	(Dollars in thousands)
Retail Platform	$2,241,031	$2,869,476
Commercial Platform	2,041,634	2,502,565

Total	$4,282,665	$5,372,041

          The decrease in the Retail Platform’s average interest-earning assets, which exclude our auto-related operating lease assets, reflects the impact of loan sales from June 2000 through June 2001 as discussed elsewhere herein or as previously disclosed. The decrease in the Commercial Platform’s average interest-earning assets reflects franchise loan sales from June 2000 through June 2001, the December 2000 sale of franchise asset-backed securities generated by our on-balance sheet securitization during the second quarter of 2000 as well as the impact of the writedowns related to the revaluation of our franchise-related assets from September 2000 to June 2001.

           The following table illustrates interest-earning assets, excluding our auto-related operating lease assets, by platform, as of the dates indicated:

	At June 30, 2001	At December 31, 2000	At June 30, 2000
	(Dollars in thousands)
Retail Platform	$1,520,200	$1,727,537	$2,535,901
Commercial Platform	1,833,502	2,178,619	2,619,686

Total	$3,353,702	$3,906,156	$5,155,587

          The decrease in the Retail Platform’s interest-earning assets, excluding our auto-related operating lease assets, at June 30, 2001, as compared to December 31, 2000, was due primarily to the sale of $282 million in GNMA securities and $143 million of home equity loans during the second quarter of 2001. The loan sales were partially offset by the deployment of loan sales proceeds from non interest-earning cash at December 31, 2000 into interest-earning short-term investments during the first quarter of 2001. The decrease in the Commercial Platform’s interest-earning assets was due primarily to the sale of $136.2 million of franchise loans during the first six months of 2001 combined with the impact of the writedowns related to the revaluation of our franchise-related assets.

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

	AVERAGE BALANCES, YIELDS AND RATES
	For the Three Months Ended June 30, 2001			For the Three Months Ended June 30, 2000
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Assets

Interest-earning assets:
Loans and leases	$2,938,419	$65,192	8.87%	$3,848,488	$87,518	9.08%
Mortgage-backed securities(1)	634,370	11,406	7.19	909,151	16,360	7.20
Investments(1)	606,214	7,497	4.91	518,173	10,803	8.38

Total interest-earning assets	4,179,003	84,095	8.04%	5,275,812	114,681	8.69%

Other assets	686,203			1,080,832

Total assets	$4,865,206			$6,356,644

Liabilities and Stockholders’ Equity

Interest-bearing liabilities:
Deposits	$3,561,939	$39,453	4.44%	$3,656,865	$41,213	4.53%
Borrowings(2)	882,642	14,898	6.76	1,894,819	30,293	6.39

Total interest-bearing liabilities	4,444,581	54,351	4.90%	5,551,684	71,506	5.17%

Other liabilities	79,115			178,252

Total liabilities	4,523,696			5,729,936

Stockholders’ equity	341,510			626,708

Total liabilities and stockholders’ equity	$4,865,206			$6,356,644

Net interest income/net interest spread		$29,744	3.14%		$43,175	3.52%

Net interest-bearing liabilities	$ (265,578)			$ (275,872)

Net interest margin(3)			2.83%			3.25%

(1)	Average balances and yields for securities and other investments classified as available-for-sale are based on historical amortized cost.
(2)
Interest expense for borrowings includes interest expense on interest rate swaps and caps of $0.2 million and $0.1 million for the three months ended June 30, 2001 and 2000, respectively. Interest expense for borrowings excludes expenses related to our Capital Securities.

(3)	Annualized net interest income divided by average interest-earning assets.
	AVERAGE BALANCES, YIELDS AND RATES
	For the Six Months Ended June 30, 2001			For the Six Months Ended June 30, 2000
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Assets

Interest-earning assets:
Loans and leases	$3,035,765	$137,542	9.08%	$4,167,620	$184,711	8.86%
Mortgage-backed securities(1)	643,899	23,621	7.34	821,617	28,567	6.95
Investments(1)	603,001	17,391	5.76	382,804	15,868	8.33

Total interest-earning assets	4,282,665	178,554	8.35%	5,372,041	229,146	8.53%

Other assets	733,811			1,072,089

Total assets	$5,016,476			$6,444,130

Liabilities and Stockholders’ Equity

Interest-bearing liabilities:
Deposits	$3,622,590	$ 83,374	4.64%	$3,671,111	$ 81,121	4.44%
Borrowings (2)	961,391	32,952	6.89	1,942,314	61,659	6.35

Total interest-bearing liabilities	4,583,981	116,326	5.11%	5,613,425	142,780	5.11%

Other liabilities	111,729			202,597

Total liabilities	4,695,710			5,816,022
Stockholders’ equity	320,766			628,108

Total liabilities and stockholders’ equity	$5,016,476			$6,444,130

Net interest income/net interest spread		$ 62,228	3.24%		$ 86,366	3.42%

Net interest-bearing liabilities	$ (301,316)			$ (241,384)

Net interest margin(3)			2.88%			3.19%

(1)	Average balances and yields for securities and other investments classified as available-for-sale are based on historical amortized cost.
(2)
Interest expense for borrowings includes interest expense on interest rate swaps and caps of $0.4 million and $0.3 million for the six months ended June 30, 2001 and 2000, respectively. Interest expense for borrowings excludes expenses related to our Capital Securities.

(3)	Annualized net interest income divided by average interest-earning assets.

Interest Income

          Interest income was $84.1 million for the second quarter of 2001 as compared to $114.7 million for the second quarter of 2000. Interest income was $178.6 million for the first six months of 2001 as compared to $229.1 million for the first six months of 2000. The average yield on interest-earning assets was 8.04% for the second quarter of 2001 as compared to 8.69% for the second quarter of 2000. The average yield on interest-earning assets was 8.35% for the first six months of 2001 as compared to 8.53% for the first six months of 2000. The following tables illustrate interest income, by platform, for the periods indicated:

	For the Three Months Ended
	June 30, 2001			June 30, 2000
	Average Balance	Interest Income	Average Yield	Average Balance	Interest Income	Average Yield
	(Dollars in thousands)
Retail Platform:
Loans	$1,005,259	$ 21,564	8.59%	$1,496,177	$ 32,194	8.62%
Mortgage-backed securities	634,370	11,406	7.19	909,151	16,360	7.20
Investments	591,151	7,274	4.88	284,646	5,742	8.09

Total Retail Platform	2,230,780	40,244	7.21	2,689,974	54,296	8.08

Commercial Platform:
Loans and leases	1,933,160	43,627	9.01	2,352,312	55,324	9.37
Investments	15,063	224	5.97	233,526	5,061	8.71

Total Commercial Platform	1,948,223	43,851	8.98	2,585,838	60,385	9.31

Total	$4,179,003	$ 84,095	8.04%	$5,275,812	$114,681	8.69%

	For the Six Months Ended
	June 30, 2001			June 30, 2000
	Average Balance	Interest Income	Average Yield	Average Balance	Interest Income	Average Yield
	(Dollars in thousands)
Retail Platform:
Loans	$1,010,931	$ 43,892	8.72%	$1,799,592	$ 74,992	8.36%
Mortgage-backed securities	643,899	23,621	7.34	821,617	28,567	6.95
Investments	586,201	16,248	5.53	248,267	9,101	7.37

Total Retail Platform	2,241,031	83,761	7.49	2,869,476	112,660	7.87

Commercial Platform:
Loans and leases	2,024,834	93,649	9.26	2,368,028	109,719	9.23
Investments	16,800	1,144	13.77	134,537	6,767	10.11

Total Commercial Platform	2,041,634	94,793	9.30	2,502,565	116,486	9.28

Total	$4,282,665	$178,554	8.35%	$5,372,041	$229,146	8.53%

Retail Platform

          Interest income for the Retail Platform was $40.2 million for the second quarter of 2001 as compared to $54.3 million for the second quarter of 2000. Interest income for the Retail Platform was $83.8 million for the first six months of 2001 as compared to $112.7 million for the first six months of 2000. The average yield on interest-earning assets for the Retail Platform was 7.21% for the second quarter of 2001 as compared to 8.08% for the second quarter of 2000. The average yield on interest-earning assets for the Retail Platform was 7.49% for the first six months of 2001 as compared to 7.87% for the first six months of 2000.

           The Retail Platform’s interest income on loans was $21.5 million for the second quarter of 2001 as compared to $32.2 million for the second quarter of 2000. The Retail Platform’s interest income on loans was $43.9 million for the first six months of 2001 as compared to $75.0 million for the first six months of 2000. The Retail Platform’s average loan yield was 8.59% for the second quarter of 2001 as compared to 8.62% for the second quarter of 2000. The Retail Platform’s average loan yield was 8.72% for the first six months of 2001 as compared to 8.36% for the first six months of 2000. The decrease in interest income on loans for the second quarter of 2001, as compared to the second quarter of 2000, was due to lower average loan balances, as previously discussed, combined with a lower yield due to the lower interest rate environment. The decrease in interest income for the first six months of 2001, as compared to the first six months of 2000, was due to lower average loan balances, partially offset by an increase in the platform’s average loan yield, which was primarily due to a change in the mix of average retail loans from mortgage loans to relatively higher-yielding auto loans.

          The Retail Platform’s interest income on mortgage-backed securities was $11.4 million for the second quarter of 2001 as compared to $16.4 million for the second quarter of 2000. The Retail Platform’s interest income on mortgage-backed securities was $23.6 for the first six months of 2001 as compared to $28.6 million for the first six months of 2000. The Retail Platform’s average yield on mortgage-backed securities was 7.19% for the second quarter of 2001 as compared to 7.20% for the second quarter of 2000. The Retail Platform’s average yield on mortgage-backed securities was 7.34% for the first six months of 2001 as compared to 6.95% for the first six months of 2000. The decrease in net interest income on mortgage-backed securities for the second quarter of 2001, as compared to the second quarter of 2000, was due to lower average balances. The decrease in net interest income on mortgage-backed securities for the first six months of 2001, as compared to the first six months of 2000, was due to lower average balances partially offset by a higher yield. The average balance decreased as purchases of mortgage-backed securities were more than offset by sales, including the sale of $231 million of Government National Mortgage Association (sometimes referred to as GNMA) securities during December 2000. These securities were transferred from our held-for-investment portfolio to available-for-sale in connection with our adoption of Statement No. 133 on October 1, 2000. During the second quarter of 2001, we transferred our remaining held-to-maturity securities to available-for-sale and sold $282 million of GNMA mortgage-backed securities in June 2001. The increase in average yield was due to purchases of relatively higher-yielding GNMA securities during 2000. These securities, which have a zero risk-based regulatory capital requirement, had yields higher than our existing mortgage-backed securities portfolio.

          The Retail Platform’s interest income on investment securities, which consist primarily of short-term investments and our retained interests in auto loan securitizations, was $7.3 million for the second quarter of 2001 as compared to $5.7 million for the second quarter of 2000. The Retail Platform’s interest income on investment securities was $16.2 million for the first six months of 2001 as compared to $9.1 million for the first six months of 2000. The Retail Platform’s average yield on investment securities was 4.88% for the second quarter of 2001 as compared to 8.09% for the second quarter of 2000. The Retail Platform’s average yield on investment securities was 5.53% for the first six months of 2001 as compared to 7.37% for the first six months of 2000. The increases in interest income on investments for the second quarter of 2001, as compared to the second quarter of 2000, and for the first six months of 2001, as compared to the first six months of 2000, were due primarily to a higher average balance partially offset by a decrease in average yield attributable to the lower interest rate environment. In addition, proceeds from our loan sales and/or securitizations from June 2000 through December 2000 were deployed into short-term investments which have a lower yield relative to the total investment securities portfolio.

Commercial Platform

          Interest income for the Commercial Platform was $43.9 million for the second quarter of 2001 as compared to $60.4 million for the second quarter of 2000. Interest income for the Commercial Platform was $94.8 million for the first six months of 2001 as compared to $116.5 million for the first six months of 2000. The average yield on interest-earning assets for the Commercial Platform was 8.98% for the second quarter of 2001 as compared to 9.31% for the second quarter of 2000. The average yield on interest-earning assets for the Commercial Platform was 9.30% for the first six months of 2001 as compared to 9.28% for the first six months of 2000.

           The Commercial Platform’s interest income on loans was $43.7 million for the second quarter of 2001 as compared to $55.3 million for the second quarter of 2000. The Commercial Platform’s interest income on loans was $93.7 million for the first six months of 2001 as compared to $109.7 million for the first six months of 2000. The Commercial Platform’s average loan and lease yield was 9.01% for the second quarter of 2001 as compared to 9.37% for the second quarter of 2000. The Commercial Platform’s average loan and leases yield was 9.26% for the first six months of 2001 as compared to 9.23% for the first six months of 2000. The decreases in interest income on loans and leases for the second quarter of 2001, as compared to the second quarter of 2000, and for the first six months of 2001, as compared to the first six months of 2000, were due to lower average loan and lease balances resulting from loan sales and/or securitizations from June 2000 to June 2001 and the writedowns related to the revaluation of franchise loans from September 2000 to June 2001.

          The Commercial Platform’s interest income on investment securities, which consist of asset-backed securities and residual interests in franchise loan securitizations, was $0.2 million for the second quarter of 2001 as compared to $5.1 million for the second quarter of 2000. The Commercial Platform’s interest income on investment securities was $1.1 million for the first six months of 2001 as compared to $6.8 million for the first six months of 2000. The Commercial Platform’s average yield on investment securities was 5.97% for the second quarter of 2001 as compared to 8.71% for the second quarter of 2000. The Commercial Platform’s average yield on investment securities was 13.77% for the first six months of 2001 as compared to 10.11% for the first six months of 2000. The decreases in interest income on investment securities for the second quarter of 2001, as compared to the second quarter of 2000, and the first six months of 2001, as compared to the first six months of 2000, were due to lower average balances primarily resulting from the December 2000 sale of franchise asset-backed securities and the revaluation of residual interests in franchise loan securitizations during 2000 and the first six months of 2001 (see “Revaluation of FMAC-related Assets” for further discussion).

Interest Expense

Deposits

          Interest expense on our deposits was $39.5 million for the second quarter of 2001 as compared to $41.2 million for the second quarter of 2000. Interest expense on our deposits was $83.4 million for the first six months of 2001 as compared to $81.1 million for the first six months of 2000. The average cost of deposits was 4.44% for the second quarter of 2001 as compared to 4.53% for the second quarter of 2000. The average cost of deposits was 4.64% for the first six months of 2001 as compared to 4.44% for the first six months of 2000. The decrease in interest expense for the second quarter of 2001, as compared to the second quarter of 2000, was primarily due to the lower interest rate environment combined with an increase in our transaction accounts as a percentage of our total retail deposits. Our transaction accounts, which are generally lower-cost deposits relative to retail certificates of deposits, increased to 53.2% of total retail deposits at June 30, 2001 from 51.3% at June 30, 2000. The increase in interest expense on deposits for the first six months of 2001, as compared to the first six months of 2000, was primarily due to retail certificates of deposit priced in the second half of 2000 at higher interest rates.

          The following table summarizes our deposit costs by type and our transaction accounts as a percentage of retail deposits for the periods indicated:

	At or For the Three Months Ended
	June 30, 2001	March 31, 2001	June 30, 2000
Transaction accounts	3.18%	3.34%	3.34%
Retail certificates of deposit	5.58	5.94	5.27

Total retail deposits	4.35	4.70	4.31
Brokered certificates of deposit	7.30	7.20	6.51

Total deposits	4.44%	4.84%	4.53%

Transaction accounts as a percentage of retail deposits	53.2%	49.1%	51.3%

Borrowings

          Interest expense on our borrowings was $14.9 million for the second quarter of 2001 as compared to $30.3 million for the second quarter of 2000. Interest expense on our borrowings was $33.0 million for the first six months of 2001 as compared to $61.7 million for the first six months of 2000. The average cost of borrowings was 6.76% for the second quarter of 2001 as compared to 6.39% for the second quarter of 2000. The average cost of borrowings was 6.89% for the first six months of 2001 as compared to 6.35% for the first six months of 2000. In accordance with GAAP, these amounts exclude the expense associated with our Capital Securities. The decreases in interest expense on borrowings for the second quarter of 2001, as compared to the second quarter of 2000, and for the first six months of 2001, as compared to the first six months of 2000, were due primarily to lower average balances, partially offset by higher funding costs. The decrease in average balances was due to the paydown of borrowings, including warehouse lines, Federal Home Loan Bank advances and securities sold under agreements to repurchase, as we sold interest-bearing assets during the latter half of 2000 and the first six months of 2001. The increase in borrowing costs was due to the higher interest rate environment during the second half of 2000 and higher costs associated with our warehouse lines.

          The following tables illustrate the changes in net interest income due to changes in the rate and volume of our interest-earning assets and interest-bearing liabilities for the three- and six-month periods ended June 30, 2001 as compared to the three- and six-month periods ended June 30, 2000. Changes in rate and volume which cannot be segregated (e.g., changes in average interest rate multiplied by average portfolio balance) have been allocated proportionately between the change in rate and the change in volume.

	For the Three Months Ended June 30, 2001 vs. 2000
	Rate Variance	Volume Variance	Total Variance
	(Dollars in thousands)
Interest income:
Loans and leases	$(1,989)	$(20,337)	$(22,326)
Mortgage-backed securities	(23)	(4,931)	(4,954)
Investment securities	(5,606)	2,300	(3,306)

	(7,618)	(22,968)	(30,586)

Interest expense:
Deposits	(763)	(997)	(1,760)
Borrowings	1,872	(17,267)	(15,395)

	1,109	(18,264)	(17,155)

Net interest income	$(8,727)	$ (4,704)	$(13,431)

	For the Six Months Ended June 30, 2001 vs. 2000
	Rate Variance	Volume Variance	Total Variance
	(Dollars in thousands)
Interest income:
Loans and leases	$ 4,747	$(51,916)	$(47,169)
Mortgage-backed securities	1,733	(6,679)	(4,946)
Investment securities	(1,763)	3,286	1,523

	4,717	(55,309)	(50,592)

Interest expense:
Deposits	2,146	107	2,253
Borrowings	5,813	(34,520)	(28,707)

	7,959	(34,413)	(26,454)

Net interest income	$(3,242)	$(20,896)	$(24,138)

Provision for Losses on Loans and Leases

          The provision for losses on loans and leases for the second quarter of 2001 was $52.4 million as compared to $9.5 million for the second quarter of 2000. The provision for losses on loans and leases for the first six months of 2001 was $59.7 million as compared to $17.5 million for the first six months of 2000. The increases in the provision for losses on loans and leases for the second quarter of 2001, as compared to the second quarter of 2000, and for the first six months of 2001, as compared to the first six months of 2000, were primarily due to $52.1 million in charge-offs related to the mark-to-market on loans transferred from held-for-investment to held-for-sale during the quarter as well as additional reserves provided on the remaining franchise loan portfolio. The following table illustrates the provision for losses on loans and leases, by platform, for the periods indicated:

	For the Three Months Ended
	June 30, 2001	June 30, 2000
	(Dollars in thousands)
Retail Platform	$ 1,600	$ —
Commercial Platform	50,833	9,500

Total	$52,433	$ 9,500

	For the Six Months Ended
	June 30, 2001	June 30, 2000
	(Dollars in thousands)
Retail Platform	$ 5,609	$ 5,200
Commercial Platform	54,124	12,300

Total	$59,733	$17,500

Noninterest Income

          Noninterest income for the second quarter of 2001 was $8.1 million as compared to $33.6 million for the second quarter of 2000. Noninterest income for the first six months of 2001 was $50.2 million as compared to $68.1 million for the first six months of 2000. The decreases in noninterest income for the second quarter of 2001, as compared to the second quarter of 2000, and for the first six months of 2001, as compared to the first six months of 2000, were largely attributable to higher net losses on sales of assets and liabilities in the Commercial Platform. The following tables illustrate noninterest income, by platform, for the periods indicated:

	For the Three Months Ended
	June 30, 2001	June 30, 2000
	(Dollars in thousands)
Retail Platform	$ 28,708	$24,390
Commercial Platform	(20,657)	9,206

Total	$ 8,051	$33,596

	For the Six Months Ended
	June 30, 2001	June 30, 2000
	(Dollars in thousands)
Retail Platform	$ 60,661	$54,792
Commercial Platform	(10,503)	13,276

Total	$ 50,158	$68,068

           Noninterest income for the second quarter of 2001 included losses on sales of assets totaling $22.7 million, consisting of net losses of $23.9 million within the Commercial Platform partially offset by net gains of $1.2 million within the Retail Platform. The loss within the Commercial Platform was largely due to the $22.9 million loss on the sale of BVFMAC. The gain within the Retail Platform was primarily due to the $11.9 gain on the sale of GNMA mortgage-backed securities offset by the $11.0 loss on the sale of home equity loans. Noninterest income for the first quarter of 2001 included $10.1 million of contingent gains received during the first quarter of 2001 related to December 2000 asset sales, consisting of $6.5 million within the Commercial Platform and $3.6 million within the Retail Platform.

          Noninterest income for the second quarter of 2000 included a $10.0 million gain on the auction of $180 million of Federal Home Loan Bank liabilities with below-market interest rates and net gains of $1.0 million on sales of loans and leases, all of which were in the Commercial Platform. These gains were partially offset by a $4.7 million loss on the sale of substantially all of the assets and certain liabilities of Bankers Mutual in the Commercial Platform and $5.1 million in losses in the Retail Platform primarily related to the revaluation of our retained interests in our 2000 auto loan securitization combined with charges associated with the anticipated exercise of the cleanup call on our 1997 auto loan securitization. Noninterest income for the first quarter of 2000 included a $2.1 million gain for the Retail Platform associated with the sale of servicing rights and $1.3 million in gains for the Commercial Platform from the sales of multi-family mortgage loans.

Noninterest Expense

General and Administrative Expenses

          General and administrative expenses for the second quarter of 2001 were $44.7 million as compared to $42.8 million for the second quarter of 2000. General and administrative expenses for the first six months of 2001 were $80.1 million as compared to $84.1 million for the first six months of 2000. Excluding special mention items, as discussed below, the decreases in general and administrative expenses for the second quarter of 2001, as compared to the second quarter of 2000, and for the first six months of 2001, as compared to the first six months of 2000, were due to the elimination of BVFMAC loan production expenses with the shutdown of the division effective September 2000 and the elimination of Bankers Mutual expenses with the sale of that subsidiary effective June 2000.

          Special mention items generally include items recognized during the period that we believe are significant and/or unusual in nature and therefore useful to you in evaluating our performance and trends. These items may or may not be nonrecurring in nature. General and administrative expenses for the second quarter of 2001 included $8.7 million in special mention items primarily consisting of $2.6 million related to the Company’s issuance of stock options during the quarter with below market strike prices, $2.4 million related to the prepayment of FHLB advances and $2.4 million in legal and professional fees related to the implementation of the Company’s new strategic plan. There were no special mention items included in general and administrative expenses for the first quarter of 2001. General and administrative expenses for the second quarter of 2000 included $1.3 million in special mention items largely related to BVFMAC transition costs and other operational restructuring charges. General and administrative expenses for the first quarter of 2000 included $2.4 million in transition and restructuring charges, including the consolidation of certain loan servicing operations, the closure of an FMAC satellite loan production office and the outsourcing of our internal audit function.

           The following tables illustrate general and administrative expenses, by platform (not reflecting the allocation of branch network general and administrative expenses), for the periods indicated:

	For the Three Months Ended
	June 30, 2001	June 30, 2000
	(Dollars in thousands)
Retail Platform	$27,238	$17,945
Commercial Platform	7,406	16,176

Subtotal	34,644	34,121
Indirect corporate overhead(1)	10,062	8,636

Total	$44,706	$42,757

	For the Six Months Ended
	June 30, 2001	June 30, 2000
	(Dollars in thousands)
Retail Platform	$50,034	$37,286
Commercial Platform	15,050	31,407

Subtotal	65,084	68,693
Indirect corporate overhead(1)	15,039	15,420

Total	$80,123	$84,113

(1)	Amount represents indirect corporate expenses not specifically identifiable with, or allocable to, our business platforms.

          The following tables illustrate the ratio of general and administrative expenses to average total assets, including auto-related securitized assets, on an annualized basis for the periods indicated:

	For the Three Months Ended
	June 30, 2001	June 30, 2000
	(Dollars in thousands)
General and administrative expenses	$ 44,706	$ 42,757
Average total assets, including auto-related securitized assets	$5,022,054	$6,897,377

Annualized general and administrative expenses to average total assets, including auto-related securitized assets	3.56%	2.48%

	For the Six Months Ended
	June 30, 2001	June 30, 2000
	(Dollars in thousands)
General and administrative expenses	$ 80,123	$ 84,113
Average total assets, including auto-related Securitized assets	$5,185,124	$6,896,283

Annualized general and administrative expenses to Average total assets, including auto-related securitized assets	3.09%	2.44%

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

          The following tables illustrate the efficiency ratio for the periods indicated:

	For the Three Months Ended
	June 30, 2001	June 30, 2000
	(Dollars in thousands)
General and administrative expenses	$44,706	$42,757
Operating revenues, as defined	$43,820	$59,419

Efficiency ratio	102.0%	72.0%

	For the Six Months Ended
	June 30, 2001	June 30, 2000
	(Dollars in thousands)
General and administrative expenses	$ 80,123	$ 84,113
Operating revenues, as defined	$101,130	$121,139

Efficiency ratio	79.2%	69.4%

          The increase in the efficiency ratio for the second quarter of 2001, as compared to the second quarter of 2000, was due to lower net interest income, noninterest income, and net leasing-related rental income combined with higher general and administrative expenses. The increase in the efficiency ratio for the first six months of 2001, as compared to the first six months of 2000, was due to lower net interest income partially offset by higher noninterest income and lower general and administrative expenses.

Restructuring Expenses

          As part of the Company’s ongoing efforts to focus on its core banking operations, $10.0 million in restructuring charges were recorded during the second quarter of 2001 primarily related to the reduction in our workforce, expected to be completed by the end of 2001. The restructuring charges consisted of $6.7 million of severance and $3.3 million of facilities charges. As previously announced, the reduction in our workforce will affect about 100 employees primarily from business lines that we are exiting, such as franchise operations, and certain redundant operations.

Revaluation of FMAC-Related Assets

          A revaluation of certain FMAC-related assets resulted in a $70 million pre-tax adjustment for the first six months of 2001. The revaluation included a $31.7 million adjustment related to the anticipated sale of approximately $300 million in loans to Goldman Sachs Mortgage Co. as well as writedowns of other franchise-related assets. The writedowns included $15.5 million in adjustments to servicing assets, $11.1 million in adjustments to residual interests on securitizations, reflecting anticipated market yields, and $5.0 million in adjustments to equity investments.

Leasing Expenses

          Leasing expenses represent expenses related to our auto leasing activities. Because the leases are accounted for as operating leases, the corresponding assets are capitalized and depreciated to their estimated residual values over their lease terms. This depreciation expense is included in leasing expenses, along with the amortization of capitalized initial direct lease costs. Leasing expenses were $27.3 million for the second quarter of 2001 as compared to $16.9 million for the second quarter of 2000. Leasing expenses were $45.0 million for the first six months of 2001 as compared to $32.3 million for the first six months of 2000. The increase in leasing expenses was due to the $10.0 million of additional provision for impairment primarily as a result of revising the estimated residual values associated with the auto lease portfolio that was recorded during the second quarter. We ceased purchasing auto leases on June 30, 2000.

Capital Securities

          On December 21, 1998, we issued $90 million in Capital Securities through Bay View Capital I, a business trust formed to issue the securities. The Capital Securities incur quarterly cumulative dividends at an annual rate of 9.76% of the liquidation value of $25 per share. Dividend expense on the Capital Securities was $2.3 million for the second quarter of 2001 as compared to $2.2 million for the second quarter of 2000. Dividend expense on the Capital Securities was $4.6 million for the first six months of 2001 and $4.5 million for the first six months of 2000.

          In September of 2000, we entered into an agreement with the Federal Reserve Bank which requires that we obtain their approval prior to disbursing any dividends associated with our Capital Securities. For the third and fourth quarters of 2000 and the first and second quarters of 2001, our requests for approval were denied. As a result, pursuant to the terms of the Capital Securities, we have deferred distributions until such time as approval can be obtained. We fully intend to continue to seek such approval; however, we cannot predict when approval may be obtained. During this deferral period, distributions to which holders are entitled will continue to accrue at an annual rate of 9.76% of the liquidation amount of $25 per Capital Security, plus accumulated additional distributions at the same rate, compounded quarterly, on any unpaid distributions (to the extent permitted by law). Holders of the Capital Securities at the time the distribution of dividends is resumed will receive the cumulative deferred distributions plus the cumulative interest thereon.

Amortization of Intangible Assets

          Amortization expense related to intangible assets was $2.8 million for the second quarter of 2001 as compared to $6.5 million for the second quarter of 2000. Amortization expense related to intangible assets was $5.7 million for the first six months of 2001 as compared to $12.8 million for the first six months of 2000. The decreases in amortization expense were due to lower amortization expense in the Commercial Platform related to the elimination of goodwill related to the BVFMAC loan production unit and Bankers Mutual. As previously discussed, our BVFMAC loan production and related operations were shut down as of September 30, 2000 and our Bankers Mutual subsidiary was sold effective June 30, 2000.

Income Taxes

          Our income tax benefit was $59.5 million for the second quarter and the first six months of 2001 as compared to income tax benefit of $1.3 million for the second quarter of 2000 and income tax expense of $2.5 million for the first six months of 2000. Our effective tax rate for the first six months of 2001, based on our projected 2001 pre-tax loss, is a 36.5% tax benefit. This compares to an effective tax rate of 77.8% tax expense for the first six months of 2000.

          No tax benefit was recorded on the pre-tax loss of $7.97 million in the first quarter of 2001. At that time, management determined that we would likely not realize the benefits from these additional deferred tax assets. Based on the completion of the rights offering and the adoption of the new strategic plan during the second quarter of 2001, in management’s judgement, the realizability of deferred tax assets is now more likely than not. Therefore, the $2.9 million tax benefit previously unrecognized on the $7.97 million pre-tax loss reported in the first quarter 2001 has been reported in the second quarter of 2001. The total net deferred tax asset at June 30, 2001 was $152.6 million, which is net of the $26 million valuation allowance as established in 2000.

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

          Normalized net interest income for second quarter of 2001 was $36.5 million as compared to $50.5 million for the second quarter of 2000. Normalized net interest income for the first six months of 2001 was $76.0 million as compared to $100.2 million for the first six months of 2000. Normalized net interest margin for the second quarter of 2001 was 3.13% as compared to 3.46% for the second quarter of 2000. Normalized net interest margin for the first six months of 2001 was 3.17% as compared to 3.39% for the first six months of 2000. The following tables illustrate normalized net interest income and net interest margin, by platform, for the periods indicated:

	For the Three Months Ended
	June 30, 2001		June 30, 2000
	Normalized Net Interest Income	Normalized Net Interest Margin	Normalized Net Interest Income	Normalized Net Interest Margin
	(Dollars in thousands)
Retail Platform	$16,168	2.40%	$ 23,911	2.95%
Commercial Platform	20,299	4.14	26,580	4.08

Total	$36,467	3.13%	$ 50,491	3.46%

	For the Six Months Ended
	June 30, 2001		June 30, 2000
	Normalized Net Interest Income	Normalized Net Interest Margin	Normalized Net Interest Income	Normalized Net Interest Margin
	(Dollars in thousands)
Retail Platform	$32,934	2.41%	$ 48,668	2.86%
Commercial Platform	43,082	4.19	51,489	4.09

Total	$76,016	3.17%	$100,157	3.39%

          The decreases in normalized net interest income and normalized net interest margin for the second quarter of 2001, as compared to the second quarter of 2000, and for the first six months of 2001, as compared to the first six months of 2000, were largely attributable to decreases in average interest-earning assets and lower asset yields, as previously discussed, partially offset by lower funding costs.

           The following tables illustrate average interest-earning assets, including our auto-related operating lease assets, by platform, for the periods indicated:

	Average Interest-Earning Assets for the Three Months Ended
	June 30, 2001	June 30, 2000
	(Dollars in thousands)
Retail Platform	$2,682,723	$3,218,584
Commercial Platform	1,948,223	2,585,838

Total	$4,630,946	$5,804,422

	Average Interest-Earning Assets for the Six Months Ended
	June 30, 2001	June 30, 2000
	(Dollars in thousands)
Retail Platform	$2,706,616	$3,379,909
Commercial Platform	2,041,634	2,502,565

Total	$4,748,250	$5,882,474

          The decrease in the Retail Platform’s average interest-earning assets, including our auto-related operating lease assets, reflects the impact of loan sales from June 2000 through June 2001 as discussed elsewhere herein or as previously disclosed. The decrease in the Commercial Platform’s average interest-earning assets reflects franchise loan sales and securitizations from June 2000 through June 2001, the December 2000 sale of franchise asset-backed securities and the impact of the writedowns related to the revaluation of our franchise-related assets from September 2000 to June 2001.

          The following tables illustrate interest-earning assets, including our auto-related operating lease assets, by platform, as of the dates indicated:

	At June 30, 2001	At December 31, 2000	At June 30, 2000
	(Dollars in thousands)
Retail Platform	$1,931,453	$2,207,366	$3,068,214
Commercial Platform	1,833,502	2,178,619	2,619,686

Total	$3,764,955	$4,385,985	$5,687,900

          The decrease in the Retail Platform’s interest-earning assets, including our auto-related operating lease assets, at June 30, 2001, as compared to December 31, 2000, reflects the impact of the sales of mortgage-backed securities and home equity loans during the second quarter of 2001, offset by an increase in short-term investments, as previously discussed. The decrease in the Commercial Platform’s interest earning assets reflects the impact of franchise loan sales during the first six months of 2001 and the writedowns related to the revaluation of our franchise-related assets.

Balance Sheet Analysis

          Our total assets were $4.3 billion at June 30, 2001, as compared to $5.4 billion at December 31, 2000. The decrease in total assets was primarily due to a decline in cash and short-term investments as we utilized these funds to reduce borrowings during the first six months of 2001, the sale of investment securities, loan and lease sales and paydowns, and the revaluation of our franchise-related assets, partially offset by loan and lease originations.

Securities

          The following table illustrates our securities portfolio, including mortgage-backed securities due from creditor, as of the dates indicated:

	June 30, 2001		December 31, 2000
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available-for-sale
Investment securities:
Federal National Mortgage Association stock	$ 580	$ 814	$ 580	$ 829
Federal Home Loan Bank callable notes	10,000	9,988	—	—
Sallie Mae floating-rate bond	19,735	19,812	—	—
Asset-backed securities	17,417	17,391	3,950	3,950
Retained interests in securitizations	20,293	20,293	28,437	28,230

Total investment securities	68,025	68,298	32,967	33,009

Mortgage-backed securities:
Issued by GNMA	90,065	90,163	—	—
Issued by Freddie Mac and Fannie Mae	221,813	220,057	340	341
Issued by other financial intermediaries	9,345	9,455	—	—
CMOs	2,470	2,472	262	237

Total mortgage-backed securities	323,693	322,147	602	578

Total securities available-for-sale	$391,718	$390,445	$ 33,569	$ 33,587

Held-to-maturity
Mortgage-backed securities:
Issued by GNMA	—	—	377,444	387,556
Issued by Freddie Mac and Fannie Mae	—	—	249,856	246,925
Issued by other financial intermediaries	—	—	11,827	11,803
CMOs	—	—	2,923	2,913

Total mortgage-backed securities	—	—	642,050	649,197

Total securities held-to-maturity	$ —	$ —	$642,050	$649,197

          Our securities activities are primarily conducted by Bay View Bank. Bay View Bank has historically purchased securities to supplement loan production. The majority of the securities purchased are high-quality mortgage-backed securities, including securities issued by GNMA, Fannie Mae and Freddie Mac and senior tranches of private issue collateralized mortgage obligations, or CMOs. In addition to these securities, we also hold retained interests in loan and lease securitizations and hold investment securities such as U.S. government agency notes and other short-term securities.

           During the second quarter of 2001, we transferred our remaining held-to-maturity securities to available-for-sale. The decrease in our total securities at June 30, 2001, as compared to December 31, 2000, was primarily due to the sale of $282.0 million of GNMA securities during the second quarter of 2001 combined with the $11.1 million revaluation of our retained interests in loan and lease securitizations, as previously discussed. The decrease was partially offset by purchases of $83.2 million of GNMA mortgage-backed securities, $19.7 million of Sallie Mae floating-rate bonds, $16.0 million of asset-backed securities, and $10.0 million of Federal Home Loan Bank callable notes during the first six months of 2001. As a result of the transfer and subsequent sales of investment securities from our held-to-maturity portfolio, we do not intend to hold any investment securities as held-to-maturity in the foreseeable future.

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

Loans and Leases

          The following table illustrates our loan and lease portfolio as of the dates indicated:

	June 30, 2001	December 31, 2000
	(Dollars in thousands)
Loans and leases receivable:
Retail Platform:
Single-family mortgage loans	$ 334,559	$ 383,140
High loan-to-value home equity loans and lines of credit	15,297	100,573
Other home equity loans and lines of credit	115,051	202,324
Auto loans(1)	366,808	287,020

Total retail loans	831,715	973,057
Commercial Platform:
Multi-family mortgage loans	633,437	611,484
Commercial mortgage loans	314,605	339,764
Franchise loans	171,433	443,622
Asset-based loans, factoring loans and commercial leases	347,050	353,362
Business loans	75,742	81,365

Total commercial loans and leases	1,542,267	1,829,597

Gross loans and leases held for investment	2,373,982	2,802,654
Premiums and discounts and deferred fees and costs, net	14,687	22,878
Allowance for losses on loans and leases	(54,606)	(73,738)

Loans and leases held-for-investment, net	2,334,063	2,751,794
Loans and leases held-for-sale(2)	292,348	345,207

Loans and leases receivable	$2,626,411	$3,097,001

(1)	Amounts exclude auto-related operating lease assets reported separately from loans and leases totaling $411.3 million at June 30, 2001 and $479.8 million at December 31, 2000.
(2)	Includes loans with an unpaid principal balance of $409.3 million at June 30, 2001 and $388.3 million at December 31, 2000.

           Consistent with our strategy to divest higher-risk assets and concentrate on our core retail and commercial banking operations, we sold $143.0 million of home equity loans, which included approximately $90 million of high loan-to-value home equity loans, and $136.2 million of franchise loans during the first six months of 2001. Loans and leases held-for-sale totaled $292.3 million as of June 30, 2001, of which approximately $284.7 million represented franchise loans held-for-sale and the remainder represented single-family loans held-for-sale. As previously announced, we have entered into an agreement to sell approximately $300 million in unpaid principal balance of franchise loans to Goldman Sachs Mortgage Co. The sale is expected to close in phases during the third quarter. We are actively pursuing opportunities to sell our remaining held-for-sale franchise loan portfolio as the potential sale of these loans would not only free-up capital to facilitate the paydown of our higher-cost funding, but also effectively reduce our concentration in franchise assets.

          We currently focus our loan and lease origination efforts on high-quality consumer and commercial loans and leases as opposed to mortgage loans. The following tables illustrate our loan and lease originations for the periods indicated:

	For the Three Months Ended
	June 30, 2001	June 30, 2000
	(Dollars in thousands)
Loan and lease originations:
Home equity loans and lines of credit	$ 21,464	$ 21,291
Auto loans and leases(1)	80,041	121,774
Multi-family and commercial mortgage loans	74,542	62,593
Franchise loans	—	64,755
Bankers Mutual multi-family mortgage loans(2)	—	89,371
Asset-based loans, factoring loans and commercial leases	33,894	38,506
Business loans	14,457	16,833

Total originations	$224,398	$415,123

	For the Six Months Ended
	June 30, 2001	June 30, 2000
	(Dollars in thousands)
Loan and lease originations:
Home equity loans and lines of credit	$ 37,902	$ 37,420
Auto loans and leases(1)	153,164	254,851
Multi-family and commercial mortgage loans	95,732	100,912
Franchise loans	—	257,282
Bankers Mutual multi-family mortgage loans(2)	—	220,145
Asset-based loans, factoring loans and commercial leases	48,182	76,685
Business loans	25,264	31,678

Total originations	$360,244	$978,973

(1)
Includes auto-related operating lease assets totaling $52.1 million for the three months ended June 30, 2000 and $114.6 million for the six months ended June 30, 2000 which are not included in our total loan and lease portfolio in accordance with GAAP.

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

          The following table illustrates our nonperforming assets as of the dates indicated:

	June 30, 2001	December 31, 2000
	(Dollars in thousands)
Nonaccrual loans and leases	$79,931	$100,148
Real estate owned	11,603	1,041
Other repossessed assets	447	524

Nonperforming assets	$91,981	$101,713

          The decrease in nonaccrual loans and leases at June 30, 2001, as compared to December 31, 2000, was primarily due to foreclosures and resolutions of specific franchise problem credits during the second quarter. Non-franchise nonaccrual loans and leases decreased to $19.6 million at June 30, 2001 from $29.4 million at December 31, 2000. The increase in real estate owned was primarily due to the foreclosure of certain franchise properties.

          The following table illustrates, by platform, nonperforming assets and nonperforming assets as a percentage of consolidated total assets:

	Nonperforming Assets as a Percentage of Consolidated Total Assets
	June 30, 2001		December 31, 2000
	(Dollars in thousands)
Retail Platform:
Single-family mortgage loans	$ 4,030	0.09%	$ 4,599	0.09%
Home equity loans and lines of credit	90	—	3,919	0.07
Auto loans	709	0.02	706	0.01

Total retail platform	4,829	0.11	9,224	0.17
Commercial Platform:
Multi-family mortgage loans	306	0.01	337	0.01
Commercial real estate loans	12,877	0.30	12,950	0.24
Franchise loans	72,421	1.67	72,330	1.35
Asset-based loans, factoring loans and commercial leases	955	0.02	6,565	0.12
Business loans	593	0.01	307	0.01

Total commercial platform	87,152	2.01	92,489	1.73

Total	$91,981	2.12%	$101,713	1.90%

          The following table illustrates, by platform, loans and leases delinquent 60 days or more as a percentage of gross loans and leases:

	Loans and Leases Delinquent 60 Days or More as a Percentage of Gross Loans and Leases
	June 30, 2001		December 31, 2000
	(Dollars in thousands)
Retail Platform	$10,730	0.40%	$15,139	0.48%
Commercial Platform	75,365	2.81	69,697	2.22

Total	$86,095	3.21%	$84,836	2.70%

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

           The allowance for losses on loans and leases at June 30, 2001 was $54.6 million as compared to $73.7 million at December 31, 2000. The decrease in the allowance for losses on loans and leases was primarily related to the decrease in loans held-for-investment during the first six months of 2001 due to loan sales and transfer of loans to held-for-sale. The following table illustrates the allowance for losses on loans and leases as a percentage of both nonperforming assets and gross loans and leases, excluding loans and leases held-for-sale:

	Allowance for Losses on Loans and Leases as a Percentage of Specified Assets
	June 30, 2001		December 31, 2000
	Assets	Percent	Assets	Percent
	(Dollars in thousands)
Nonperforming assets	$ 91,981	59%	$ 101,713	72%
Gross loans and leases, excluding loans and leases held-for-sale	$2,388,669	2.29%	$2,825,532	2.61%

          The following table illustrates the changes in the allowance for losses on loans and leases for the periods indicated:

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001	Year Ended December 31, 2000
	(Dollars in thousands)
Beginning balance	$ 71,422	$ 73,738	$ 52,161
Transfers of loans to held-for-sale	—	—	(15,210)
Charge-offs:
Mortgage	(167)	(208)	(422)
Home Equity	(8,068)	(13,014)	(18,014)
Auto	(748)	(1,385)	(2,953)
Asset-based loans, factoring loans and commercial leases	(3,025)	(5,285)	(4,425)
Franchise	(57,845)	(60,626)	(1,128)
Business	(1,897)	(1,971)	(7,926)

	(71,750)	(82,489)	(34,868)
Recoveries:
Mortgage	25	52	218
Home Equity	987	1,455	3,157
Auto	300	655	1,488
Asset-based loans, factoring loans and commercial leases	1,189	1,462	1,366
Franchise	—	—	2,826

	2,501	3,624	9,055
Net charge-offs	(69,249)	(78,865)	(25,813)
Provision for losses on loans and leases	52,433	59,733	62,600

Ending balance	$ 54,606	$ 54,606	$ 73,738

Net charge-offs to average loans and leases (annualized)	9.43%	5.20%	0.65%

          The increases in the annualized percentage of net charge-offs to average loans and leases for the second quarter of 2001 and the six months ended June 30, 2001, as compared to the year ended December 31, 2000, were primarily due to $52.1 million in net charge-offs related to the mark-to-market on loans transferred from held-for-investment to held-for-sale related to the anticipated sale of approximately $300 million in loans to Goldman Sachs Mortgage Co., $4.8 million in net charge-offs related to the mark-to-market on home equity loans sold, and lower average loan and lease balances.

Deposits

          As a primary part of our business, we generate deposits for the purpose of funding loans, leases and securities. The following table illustrates deposits as of the dates indicated:

	June 30, 2001		December 31, 2000
	Amount	% of Total Deposits	Amount	% of Total Deposits
	(Dollars in thousands)
Transaction accounts	$1,834,852	53.2%	$1,608,499	42.9%
Retail certificates of deposit	1,614,798	46.8	1,872,562	50.0

Total retail deposits	3,449,650	100.0	3,481,061	92.9
Brokered certificates of deposit	—	—	265,251	7.1

Total	$3,449,650	100.0%	$3,746,312	100.0%

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

          The following table illustrates outstanding borrowings as of the dates indicated:

	June 30, 2001	December 31, 2000
	(Dollars in thousands)
Advances from the Federal Home Loan Bank of San Francisco	$225,142	$ 804,837
Securities sold under agreements to repurchase	—	103,241
Warehouse lines	49,391	94,134
Subordinated Notes, net	149,599	149,567
Other borrowings	1,071	1,664
Capital Securities	90,000	90,000

Total	$515,203	$1,243,443

          The lower borrowing level at June 30, 2001, as compared to December 31, 2000, was primarily due to a $580 million decrease in Federal Home Loan Bank advances resulting from a second quarter prepayment of approximately $414 million combined with $166 million in maturities during the first six months of 2001 that were not renewed. In addition, we paid down our securities sold under agreements to repurchase used primarily to fund the securities generated from our June 2000 on-balance sheet franchise loan securitization that was subsequently sold as well as our warehouse lines related to franchise loans during the first six months of 2001.

Liquidity

          The objective of our liquidity management program is to ensure that funds are available in a timely manner to meet loan demand and depositors’ needs, and to service other liabilities as they come due, without causing an undue amount of cost or risk, and without causing a disruption to normal operating conditions.

          We regularly assess the amount and likelihood of projected funding requirements through a review of factors such as historical deposit volatility and funding patterns, present and forecasted market and economic conditions, and existing and planned business activities. Our Asset and Liability Committee (“ALCO”) provides oversight to the liquidity management process and recommends policy guidelines, subject to Board of Directors approval, and courses of action to address our actual and projected liquidity needs.

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

          On September 29, 2000, Bay View Capital Corporation entered into an agreement with the Federal Reserve Bank of San Francisco. In addition to requiring prior approval to pay common stock dividends, the agreement requires us to obtain prior approval to disburse dividends associated with our 9.76% Capital Securities. We requested but did not receive approval to disburse the quarterly dividend in the third and fourth quarters of 2000 and the first and second quarters of 2001. Pursuant to the terms of the Capital Securities, we have deferred distributions on the debentures. During this deferral period, distributions to which holders are entitled will continue to accrue at an annual rate of 9.76% of the liquidation amount of $25 per Capital Security, plus accumulated additional distributions at the same rate, compounded quarterly, on any unpaid distributions (to the extent permitted by law). We fully intend to continue to seek permission to distribute the dividends at the earliest available opportunity, as the interest on these unpaid dividends is one of our highest borrowing costs.

          At June 30, 2001, we had liquidity levels with cash and overnight deposits in excess of $490.3 million, representing approximately 14.2% of total retail deposits.

          To assist you in analyzing our liquidity, you should review our Consolidated Statements of Cash Flows at Item 1. “Financial Statements and Supplementary Data.”

Capital Resources

          Management seeks to maintain adequate capital to support anticipated asset growth and credit risks, and to ensure that Bay View Capital Corporation and Bay View Bank are in compliance with all regulatory capital guidelines. Stockholders’ equity totaled $330.3 million at June 30, 2001, as compared to $297.8 million at December 31, 2000. Tangible stockholders’ equity, which excludes intangible assets, was $201.1 million at June 30, 2001, as compared to $162.9 million at December 31, 2000. Both increases were due to the net proceeds from our $137.5 million rights offering offset by the losses incurred for the first six months of 2001.

          The following table illustrates the reconciliation of our stockholders’ equity to tangible stockholders’ equity as of the dates indicated:

	At June 30, 2001	At December 31, 2000
(Dollars in thousands, except per share amounts)
Stockholders’ equity	$ 330,262	$ 297,849
Intangible assets	(129,181)	(134,936)

Tangible stockholders’ equity	$ 201,081	$ 162,913

Book value per share	$ 5.28	$ 9.14

Tangible book value per share	$ 3.22	$ 5.00

           The following table illustrates the changes in our tangible stockholders’ equity for the periods indicated:

	Six Months Ended June 30, 2001	Year Ended December 31, 2000
	(Dollars in thousands)
Beginning tangible stockholders’ equity	$ 162,913	$302,189
Net (loss) income	(103,316)	(326,197)
Additional intangible assets related to acquisitions accounted for under the purchase method of accounting	—	(22,095)
Write-off of intangible assets related to Bankers Mutual	—	2,776
Write-off of intangible assets related to FMAC	—	192,622
Proceeds from issuance of common stock	108,000	—
Proceeds from issuance of preferred stock	26,400	—
Expense realized on stock options with below market strike price	2,622	—
Amortization of intangible assets	5,672	20,766
Exercise of stock options and distribution of directors’ retirement plan shares	73	94
Cash dividends declared	—	(9,780)
Other	(1,283)	2,538

Ending tangible stockholders’ equity	$ 201,081	$162,913

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

          Bay View Bank’s regulatory capital levels at June 30, 2001 exceeded the minimum requirements to be considered adequately capitalized as illustrated in the following table:

	Actual		Minimum Requirement
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage	$208,407	4.85%	$171,827	4.00%
Tier 1 risk-based	$208,407	6.85%	$121,705	4.00%
Total risk-based	$296,747	9.75%	$243,409	8.00%

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

          At June 30, 2001, Bay View Capital Corporation exceeded the minimum requirements for Tier 1 risk-based capital while the Tier 1 leverage ratio and the Total risk-based capital ratio fell below the minimum required amounts as illustrated in the following table:

	Actual		Minimum Requirement
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage	$158,559	3.60%	$176,395	4.00%
Tier 1 risk-based	$158,559	4.44%	$142,792	4.00%
Total risk-based	$282,690	7.92%	$285,584	8.00%

Share Repurchase Program

          In August 1998, our Board of Directors authorized the repurchase of up to $50 million in shares of our common stock. During 1999 we repurchased 460,000 shares of our common stock for $8.3 million at an average price of $18.22 per share. In November 1999, our treasury shares were reissued in conjunction with the acquisition of FMAC. At June 30, 2001, we had approximately $17.6 million in remaining authorization available for future share repurchases. Pursuant to our agreement with the Federal Reserve Bank of San Francisco, we must obtain prior written approval before repurchasing shares.

Impact of New Accounting Standards

          In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies the criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company is required to adopt the provisions of Statement 141 effective July 1, 2001 and Statement 142 effective January 1, 2002.

          Statement 141 will require, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

          In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill (and equity-method goodwill) is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of earnings.

          And finally, any unamortized negative goodwill (and negative equity-method goodwill) existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

          As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $119.4 million and unamortized identifiable intangible assets in the amount of $4.0 million, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill and other identifiable intangible assets was $20.8 million for the year ended December 31, 2000 and $5.7 million for the six months ended June 30, 2001. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Asset and Liability Management

          The objective of our asset and liability management activities is to improve our earnings by adjusting the type and mix of assets and liabilities to effectively address changing conditions and risks. Through overall management of our balance sheet and by controlling various risks, we seek to optimize our financial returns within safe and sound parameters. Our operating strategies for attaining this objective include managing net interest margin through appropriate risk/return pricing of assets and liabilities and emphasizing growth in retail deposits, as a percentage of interest-bearing liabilities, to reduce our cost of funds. Our strategy includes originating and purchasing quality assets with higher risk-adjusted yields and selling assets with lower risk-adjusted yields or repricing characteristics that do not meet our objectives for interest rate risk. We also seek to improve earnings by controlling noninterest expense, enhancing noninterest income and utilizing improved information systems to facilitate our analysis of the profitability of our business platforms. We also use risk management instruments to modify interest rate characteristics of certain assets or liabilities to hedge against our exposure to interest rate fluctuations, reducing the effects these fluctuations might have on associated cash flows or values. These risk management instruments, also referred to as derivative instruments, included interest rate exchange agreements, or “swaps”, forward sales contracts, and interest rate option contracts, commonly referred to as “caps”. Derivative financial instruments involve, to varying degrees, elements of credit risk. Credit risk is defined as the possibility of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract. Finally, we perform internal analyses to measure, evaluate and monitor risk.

Interest Rate Risk

          A key objective of asset and liability management is to manage interest rate risk associated with changing asset and liability cash flows and values and market interest rate movements. Interest rate risk occurs when interest rate sensitive assets and liabilities do not reprice simultaneously and in equal volumes. ALCO provides oversight to our interest rate risk management process and recommends policy guidelines regarding exposure to interest rates for approval by our Board of Directors. Adherence to these policies is monitored on an ongoing basis, and decisions related to the management of interest rate exposure are made when appropriate in accordance with our policies.

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

Swaps

          We have historically used interest rate exchange agreements, or swaps, to offset mismatches in the rate and maturity of certain of our assets and their funding sources and to mitigate the risk of the effects of interest rate fluctuations on the value of our fixed-rate loans classified as held-for-sale. Interest rate swaps involve the exchange of fixed-rate and variable-rate interest payment obligations without the exchange of the underlying notional amounts. We were a party to interest rate swaps with notional principal amounts of $194.0 million at December 31, 2000. These swaps were reported at their fair value with realized gains and losses charged to earnings when incurred. By June 30, 2001, all of our open swap positions either matured or were closed-out.

Treasury Futures Contracts

          We had open positions related to United States Treasury futures contracts with notional amounts of $154.7 million at December 31, 2000. These contracts were used to offset fixed-rate franchise loans classified as held-for-sale. These contracts were settled daily and were reported at their fair value with realized gains and losses charged to earnings when incurred. By June 30, 2001, we closed-out all of our remaining open United States Treasury futures positions.

Forward Sale Contracts

          We had open forward contract positions related to Fannie Mae benchmark notes with notional amounts of $10.0 million at June 30, 2001 and $70.0 million at December 31, 2000. These contracts are used to offset fixed-rate franchise loans classified as held-for-sale. These contracts are reported at fair value with realized gains and losses charged to earnings when incurred. During July 2001, we closed out all open forward contract positions.

Caps

          Interest rate caps are option contracts that limit the cap holder’s risk associated with an increase in interest rates. If rates go above a specified interest rate (strike price or cap rate), the cap holder is entitled to receive cash payments equal to the excess of the market rate over the strike price multiplied by the notional amount. As of June 30, 2001 and December 31, 2000, we had interest rate caps with notional amounts totaling $180 million and cap rates at 7.00% and a cap index based on either the one-or three-month LIBOR rate. These caps are reported at their fair value with realized gains and losses charged to earnings when incurred.

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

           The following table illustrates our combined asset and liability repricing as of June 30, 2001:

	Repricing Period
	Under One Year	Between One and Three Years	Between Three and Five Years	Over Five Years	Total
	(Dollars in thousands)
Assets:

Cash and investments	$ 327,956	$ —	$ —	$ 22,582	$ 350,538
Mortgage-backed securities and loans and leases(1)	2,145,036	568,342	332,097	339,143	3,384,618

Total interest rate sensitive assets	$2,472,992	$ 568,342	$ 332,097	$ 361,725	$3,735,156

Liabilities:

Deposits:
Transaction accounts(2)	$1,381,337	$ 309,983	$ 143,532	$ —	$1,834,852
Retail certificates of deposit	1,487,579	52,057	2,407	72,755	1,614,798
Borrowings(3)	74,592	200,000	—	240,611	515,203

Total interest rate sensitive liabilities	$2,943,508	$ 562,040	$ 145,939	$ 313,366	$3,964,853

Repricing gap-positive (negative)	$ (470,516)	$ 6,302	$ 186,158	$ 48,359	$ (229,697)

Cumulative repricing gap-positive (negative)	$ (470,516)	$(464,214)	$(278,056)	$(229,697)

(1)	Based on assumed annual prepayment and amortization rates, which approximate our historical experience.
(2)	We estimate transaction accounts repricing based on historical trends and the nature and types of our transaction accounts.
(3)	Includes Capital Securities.

          The simulation model discussed above also provides ALCO with the ability to simulate our net interest income. In order to measure, at June 30, 2001, the sensitivity of our forecasted net interest income to changing interest rates, both a rising and falling interest rate scenario were projected and compared to a base market interest rate forecast derived from the current treasury yield curve. For the rising and falling interest rate scenarios, the base market interest rate forecast was increased or decreased, on an instantaneous and sustained basis, by 100 and 200 basis points. At June 30, 2001, our net interest income related to these hypothetical changes in market interest rates was within our policy guidelines as illustrated in the following table:

	Net Interest Income
	-200 bp	-100 bp	+100 bp	+200 bp
Projected effect:
Net interest income	$167,585	$160,507	$149,022	$143,450
% Increase (decrease) from base net interest income	9.24%	4.63%	(2.86)%	(6.49)%
Policy guideline	0.00%	(5.00)%	(10.00)%	(15.00)%

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

PART II.     OTHER INFORMATION

Item 1.    Legal Proceedings

          On November 9, 2000, Morgan Guaranty Trust filed a claim in the U.S. District Court, Southern District of New York, against Bay View Franchise Mortgage Acceptance Company alleging breach of certain representations and warranties in connection with the sale of loans to Morgan Guaranty Trust by the former Franchise Mortgage Acceptance Company. The liability, if any, cannot be estimated at this time. The matter will continue to be vigorously defended.

Item 2.    Changes in Securities

          None

Item 3.    Defaults Upon Senior Securities

          None

Item 4.    Submission of Matters to a Vote of Security Holders

          At the annual meeting of our stockholders, held June 28, 2001, the stockholders considered the following proposals:

          I. The election of three directors of Bay View Capital Corporation:

The following were re-elected:
Robert M. Greber
Robert B. Goldstein
Robert G. Cox

The vote on the election of the directors at the annual meeting was as follows:

	For	Withheld or Against
Robert M. Greber	45,969,567	3,278,609
Robert B. Goldstein	46,446,151	5,454,655
Robert G. Cox	48,171,509	3,729,297

          II. Amend the Restated Certificate of Incorporation of Bay View Capital Corporation to increase the number of authorized shares of common stock to 80,000,000:

For	Withheld or Against
35,191,980	3,670,089

          III. Adopt the 2001 equity incentive plan for employees:

For	Withheld or Against
33,457,846	5,160,752

          IV. Adopt the 2001 Non-employee director stock option plan:

For	Withheld or Against
33,457,846	5,404,223

Item 5.    Other Information

          None

Item 6.    Exhibits and Reports on Form 8-K

a(i) Material Contracts (Exhibit 10)
Employment Contract with Robert B. Goldstein	10.b.1
Employment Contract with Barbara H. Teaford	10.b.2
Employment Contract with Charles G. Cooper	10.b.3
Employment Contract with John W. Rose	10.b.4

a(ii) Computation of Ratios of Earnings to Fixed Charges (Exhibit 12)

b(i)	The Registrant filed the following report on Form 8-K dated May 30, 2001 during the three months ended June 30, 2001:

In a press release dated May 29, 2001, Bay View Capital Corporation announced the appointment of John W. Rose as chief financial officer succeeding Mark Lefanowicz.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAY VIEW CAPITAL CORPORATION

Registrant

DATE: August 13, 2001
/s/ JOHN W. ROSE
BY:

John W. Rose
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ JEFFREY O. BUTCHER
BY:

Jeffrey O. Butcher
Senior Vice President and Controller (Principal Accounting Officer)