Form 10-Q
period 2001-09-30
BAY VIEW CAPITAL CORP
filed 2001-11-14
CIK 840387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

          Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, Par Value $.01	Outstanding at October 31, 2001
(Title of Class)	62,542,594 shares

FORM 10-Q

INDEX

BAY VIEW CAPITAL CORPORATION

		Page(s)
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

	Consolidated Statements of Financial Condition	4

	Consolidated Statements of Operations and Comprehensive Income (Loss)	5-6

	Consolidated Statements of Stockholders’ Equity	7

	Consolidated Statements of Cash Flows	8-9

	Notes to Consolidated Financial Statements	10-19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-50

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51-54

PART II. OTHER INFORMATION

Other Information		55

Signatures		56

Forward-Looking Statements

          This Form 10-Q contains forward-looking statements which describe our future plans, strategies and expectations. All forward-looking statements are based on assumptions and involve risks and uncertainties, many of which are beyond our control and which may cause our actual results, performance or achievements to differ materially from the results, performance or achievements that we anticipate. Factors that might affect forward-looking statements include, among other things:

•	our ability to remain in compliance with certain written agreements with government agencies;

•	the demand for our products;

•	actions taken by our competitors;

•	tax rate changes, new tax laws and revised tax law interpretations;

•	adverse changes occurring in the securities markets;

•	inflation and changes in prevailing interest rates that reduce our margins or the fair value of the financial instruments we hold;

•	economic or business conditions, either nationally or in our market areas, that are worse than we expect;

•	global, political, or general economic impact of the recent terrorist attacks on September 11th;

•	legislative or regulatory changes that adversely affect our business;

•	the timing, impact and other uncertainties of our asset sales or securitizations;

•	technological changes that are more difficult or expensive than we expect;

•	increases in delinquencies and defaults by our borrowers and other loan delinquencies;

•	increases in our provision for losses on loans and leases;

•	our inability to sustain or improve the performance of our subsidiaries;

•	our inability to achieve the financial goals in our strategic plans, including any financial goals related to both contemplated and consummated asset sales or acquisitions;

•	the outcome of lawsuits or regulatory disputes;

•	credit and other risks of lending, leasing and investment activities; and

•	our inability to use the net operating loss carryforwards we currently have.

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

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Bay View Capital Corporation and Subsidiaries

Consolidated Statements Of Financial Condition
(Unaudited)
	September 30, 2001	December 31, 2000
	(Dollars in thousands)
ASSETS
Cash and cash equivalents:
Cash and due from depository institutions	$ 137,032	$ 694,934
Short-term investments	366,399	—

	503,431	694,934
Securities available-for-sale:
Investment securities	76,054	33,009
Mortgage-backed securities	271,830	578
Securities held-to-maturity:
Mortgage-backed securities	—	535,478
Mortgage-backed securities due from creditor	—	106,572
Loans and leases held-for-sale	97,951	345,207
Loans and leases held-for-investment, net of allowance for loan and lease losses of $49.7 million at September 30, 2001 and $73.7 million at December 31, 2000	2,368,729	2,751,794
Investment in operating lease assets, net	379,234	479,829
Investment in stock of the Federal Home Loan Bank of San Francisco	23,759	40,190
Investment in stock of the Federal Reserve Bank	11,866	19,590
Real estate owned, net	14,070	1,041
Premises and equipment, net	14,013	17,303
Intangible assets	126,377	134,936
Other assets	216,015	200,470

Total assets	$4,103,329	$5,360,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Transaction accounts	$1,953,768	$1,608,499
Retail certificates of deposit	1,430,104	1,872,562
Brokered certificates of deposit	—	265,251

	3,383,872	3,746,312
Advances from the Federal Home Loan Bank of San Francisco	99,942	804,837
Short-term borrowings	—	197,375
Subordinated Notes, net	149,615	149,567
Other borrowings	1,071	1,664
Other liabilities	45,546	73,327

Total liabilities	3,680,046	4,973,082

Guaranteed Preferred Beneficial Interest in our Junior Subordinated Debentures (“Capital Securities”)	90,000	90,000
Stockholders’ equity:
Serial preferred stock; authorized, 7,000,000 shares; outstanding, none	—	—
Common stock ($.01 par value); authorized, 80,000,000 shares; issued, 2001—62,607,646 shares; 2000—32,640,039 shares; outstanding, 2001—62,542,594 shares; 2000—32,574,987 shares	626	326
Additional paid-in capital	594,478	456,045
Accumulated deficit	(260,825)	(156,877)
Treasury stock, at cost; 65,052 shares	(1,081)	(1,081)
Accumulated other comprehensive income:
Unrealized gain on securities available-for-sale, net of tax	1,156	10
Debt of Employee Stock Ownership Plan	(1,071)	(574)

Total stockholders’ equity	333,283	297,849

Total liabilities and stockholders’ equity	$4,103,329	$5,360,931

The accompanying notes are an integral part of these consolidated financial statements.

Bay View Capital Corporation and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended
	September 30, 2001	September 30, 2000
	(Amounts in thousands, except per share amounts)
Interest income:
Interest on loans and leases	$55,156	$ 88,478
Interest on mortgage-backed securities	4,231	16,669
Interest and dividends on investment securities	5,942	13,276

	65,329	118,423
Interest expense:
Interest on deposits	30,691	47,747
Interest on borrowings	3,151	25,250
Interest on Subordinated Notes	3,716	3,725

	37,558	76,722
Net interest income	27,771	41,701
Provision for losses on loans and leases	3,257	13,000

Net interest income after provision for losses on loans and leases	24,514	28,701

Noninterest income:
Leasing income	22,675	25,272
Loan fees and charges	1,106	1,765
Loan servicing income	289	1,090
Account fees	2,015	1,932
Sales commissions	1,623	1,398
Gain (loss) on sale of assets and liabilities, net	2,251	(4,847)
Other, net	283	1,302

	30,242	27,912
Noninterest expense:
General and administrative	37,027	34,176
General and administrative—FMAC loan production	—	4,588
Restructuring expenses	(1,812)	10,482
Revaluation of FMAC-related assets	(1,382)	42,485
Leasing expenses	16,567	17,345
Dividend expense on Capital Securities	2,287	2,235
Real estate owned operations, net	261	65
Amortization of intangible assets	2,804	2,769
Amortization of intangible assets—FMAC	—	2,462
Write-off of intangible assets—FMAC	—	192,622

	55,752	309,229
Loss before income taxes	(996)	(252,616)
Income tax benefit	(364)	(18,160)

Net loss	$ (632)	$(234,456)

Basic loss per share	$ (0.01)	$ (7.18)

Diluted loss per share	$ (0.01)	$ (7.18)

Weighted-average basic shares outstanding	62,608	32,644

Weighted-average diluted shares outstanding	62,608	32,644

Net loss	$ (632)	$(234,456)
Other comprehensive income (loss), net of tax:
Change in unrealized gain on securities available-for-sale, net of tax expense of $1,420 and $80 for the three months ended September 30, 2001 and September 30, 2000, respectively	2,014	113

Comprehensive income (loss)	$ 1,382	$(234,343)

Dividends declared per share	$ —	$ 0.10

The accompanying notes are an integral part of these consolidated financial statements.

Bay View Capital Corporation and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the Nine Months Ended
	September 30, 2001	September 30, 2000
	(Amounts in thousands, except per share amounts)
Interest income:
Interest on loans and leases	$192,698	$273,189
Interest on mortgage-backed securities	27,852	45,236
Interest and dividends on investment securities	23,333	29,144

	243,883	347,569
Interest expense:
Interest on deposits	114,065	128,868
Interest on borrowings	28,673	79,481
Interest on Subordinated Notes	11,146	11,153

	153,884	219,502
Net interest income	89,999	128,067
Provision for losses on loans and leases	62,990	30,500

Net interest income after provision for losses on loans and leases	27,009	97,567

Noninterest income:
Leasing income	70,682	72,409
Loan fees and charges	4,195	6,078
Loan servicing income	3,654	4,036
Account fees	5,937	5,891
Sales commissions	4,421	4,206
Loss on sale of assets and liabilities, net	(9,845)	(481)
Other, net	1,356	3,841

	80,400	95,980
Noninterest expense:
General and administrative	117,150	101,005
General and administrative—FMAC loan production	—	15,561
General and administrative—Bankers Mutual	—	6,311
Restructuring expenses	8,214	10,482
Revaluation of FMAC-related assets	68,646	42,485
Leasing expenses	61,610	49,660
Dividend expense on Capital Securities	6,862	6,702
Real estate owned operations, net	252	48
Amortization of intangible assets	8,476	8,431
Amortization of intangible assets—FMAC	—	9,608
Write-off of intangible assets—FMAC	—	192,622

	271,210	442,915
Loss before income taxes	(163,801)	(249,368)
Income tax benefit	(59,853)	(15,634)

Net loss	$(103,948)	$(233,734)

Basic loss per share	$ (2.22)	$ (7.16)

Diluted loss per share	$ (2.22)	$ (7.16)

Weighted-average basic shares outstanding	46,914	32,632

Weighted-average diluted shares outstanding	46,914	32,632

Net loss	$(103,948)	$(233,734)
Other comprehensive loss, net of tax:
Change in unrealized gain on securities available-for-sale, net of tax expense of $808 and $358 for the nine months ended September 30, 2001 and September 30, 2000, respectively	1,146	508

Comprehensive loss	$(102,802)	$(233,226)

Dividends declared per share	$ —	$ 0.30

The accompanying notes are an integral part of these consolidated financial statements.

Bay View Capital Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Number of Shares Issued	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Unrealized Gain (Loss) on Securities Available-for- Sale, Net of Tax	Debt of Employee Stock Ownership Plan	Total Stockholders’ Equity
	(Amounts in thousands, except per share amounts)
Balance at December 31, 1999	32,629	$ 326	$ —	$455,964	$ 179,100	$(1,094)	$ (293)	$(2,809)	$ 631,194
Exercise of stock options, including tax benefits	6	—	—	48	—	—	—	—	48
Distribution of directors’ retirement plan shares	5	—	—	46	—	—	—	—	46
Distribution of restricted shares	—	—	—	(13)	—	13	—	—	—
Cash dividends declared ($0.30 per share)	—	—	—	—	(9,780)	—	—	—	(9,780)
Unrealized gain on securities available-for- sale, net of tax	—	—	—	—	—	—	303	—	303
Repayment of debt	—	—	—	—	—	—	—	2,235	2,235
Net loss	—	—	—	—	(326,197)	—	—	—	(326,197)

Balance at December 31, 2000	32,640	326	—	456,045	(156,877)	(1,081)	10	(574)	297,849
Distribution of director’s retirement plan shares	10	—	—	73	—	—	—	—	73
Proceeds from issuance of common stock, net of expenses of $2.0 million	23,967	240	—	107,760	—	—	—	—	108,000
Proceeds from issuance of 5,991,369 shares of preferred stock, net of expenses of $1.1 million	—	—	60	26,340	—	—	—	—	26,400
Conversion of preferred stock to common stock	5,991	60	(60)	—	—	—	—	—	—
Expense recognized on stock options with below market strike price	—	—	—	4,260	—	—	—	—	4,260
Unrealized gain on securities available-for- sale, net of tax	—	—	—	—	—	—	1,146	—	1,146
Change in debt of ESOP	—	—	—	—	—	—	—	(497)	(497)
Net loss	—	—	—	—	(103,948)	—	—	—	(103,948)

Balance at September 30, 2001	62,608	$ 626	$ —	$594,478	$ (260,825)	$(1,081)	$ 1,156	$(1,071)	$ 333,283

The accompanying notes are an integral part of these consolidated financial statements.

Bay View Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30, 2001	September 30, 2000
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(103,948)	$ (233,734)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangible assets	8,476	18,039
Write-off of intangible assets—FMAC	—	192,622
Provision for losses on loans and leases and real estate owned	62,990	30,500
Depreciation and amortization of premises and equipment	3,761	9,847
Depreciation and amortization of investment in operating lease assets	43,623	45,612
Amortization of premiums, net of discount accretion	7,441	9,091
Revaluation of FMAC-related assets	68,646	42,485
Loss on sale of assets and liabilities, net	9,845	481
Increase in other assets	(65,857)	(42,437)
Decrease in other liabilities	(27,781)	(50,971)
Other, net	4,224	(473)

Net cash provided by operating activities	11,420	21,062

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of assets, net of cash and cash equivalents received	—	(26,491)
Proceeds from the sale of substantially all of the assets and certain liabilities of Bankers Mutual, net of cash and cash equivalents sold	—	30,879
Net decrease (increase) in loans and leases held-for-investment resulting from originations, net of repayments	89,321	(177,603)
Purchases of loans and leases, net	(12,933)	(27,849)
Purchases of mortgage-backed securities	(154,021)	(327,840)
Purchases of investment securities	(77,608)	(43,798)
Principal payments on mortgage-backed securities	148,180	71,267
Principal payments on investment securities	4,124	3,847
Increase in loans and leases held-for-sale	—	(519,248)
Proceeds from securitizations and/or sales of loans and leases held-for-sale	486,541	1,044,432
Proceeds from sales of mortgage-backed securities available-for-sale	392,166	8,898
Proceeds from sales of investment securities	26,321	30,000
Proceeds from sale of real estate owned	1,037	6,389
Additions to premises and equipment	(471)	(2,779)
Decrease in investment in stock of the Federal Home Loan Bank of San Francisco	16,431	22,220
Decrease (increase) in investment in stock of the Federal Reserve Bank	7,724	(6,114)

Net cash provided by investing activities	926,812	86,210

Bay View Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)
(Unaudited)

	For the Nine Months Ended

	September 30, 2001	September 30, 2000

	(Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	$ (362,440)	$ 128,794
Proceeds from advances from the Federal Home Loan Bank of San Francisco	205,000	1,277,000
Repayment of advances from the Federal Home Loan Bank of San Francisco	(908,800)	(1,682,000)
Proceeds from reverse repurchase agreements	—	1,923,071
Repayment of reverse repurchase agreements	(103,241)	(1,567,508)
Net decrease in warehouse lines outstanding	(94,134)	(239,648)
Net decrease in other borrowings	(593)	(1,630)
Proceeds from issuance of common stock	108,073	59
Proceeds from issuance of preferred stock	26,400	—
Dividends paid to stockholders	—	(9,780)

Net cash used in financing activities	(1,129,735)	(171,642)

Net decrease in cash and cash equivalents	(191,503)	(64,370)
Cash and cash equivalents at beginning of period	694,934	343,905

Cash and cash equivalents at end of period	$ 503,431	$ 279,535

Cash paid during the year for:
Interest	$ 173,280	$ 207,873
Income taxes	$ 88	$ 2,017
Supplemental non-cash investing and financing activities:
Loans transferred to real estate owned	$ 14,181	$ 5,103
Loans transferred from held-for-investment to held-for-sale, net	$ 242,686	$ 983,004
Loans securitized and transferred to securities held-to-maturity	$ —	$ 268,172
Securities transferred from held-to-maturity to available-for-sale	$ 641,663	$ —
Conversion of preferred stock to common stock	$ 26,400	$ —
The acquisitions of assets involved the following:
Fair value of assets acquired, other than cash and cash equivalents	$ —	$ (17,491)
Goodwill	—	(9,000)

Net cash and cash equivalents paid	$ —	$ (26,491)

The accompanying notes are an integral part of these consolidated financial statements.

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001
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

          During the second quarter of 2001, we completed a rights offering and a concurrent offering to standby purchasers that generated aggregate gross proceeds of $137.5 million. With this additional capital, we have begun to implement a new strategic plan adopted by our Board of Directors. The new strategic plan includes exiting businesses inconsistent with a California-focused bank and includes assumptions related to the liquidation of our remaining franchise-related assets and operations and our remaining high loan-to-value home equity loans. Our results for the third quarter and for the first nine months of 2001 include specific charges consistent with our new strategic plan. Specific charges recognized during the first nine months of 2001 include $68.6 million related to the revaluation of franchise-related assets, $10.0 million of additional provision for impairment primarily as a result of revising the estimated residual values associated with the auto lease portfolio and $8.2 million in restructuring charges primarily related to the reduction in our workforce. The restructuring charges consisted of $6.7 million of severance and $3.3 million of facilities charges that were recorded in the second quarter partially offset by a $1.8 million reversal of an accrual related to severance payments which were disallowed by our primary regulator during the third quarter. As previously announced, the reduction in our workforce will affect about 100 employees primarily from business lines that we are exiting, such as franchise operations, and certain redundant operations. As of September 30, 2001, $1.3 million in severance payments have been made to 25 employees impacted by the restructuring. Our results for the first nine months of 2001 also included $9.8 million in net losses on sales of assets, including losses on the sale of BVFMAC and the home equity loans offset by gains received during the first quarter of 2001 on December 2000 asset sales and net gains on the sale of mortgage-backed and other securities and franchise loans during the first nine months of the year. The year-to-date loan loss provision totaled $63.0 million which includes the reductions in the allowance for loan and lease losses related to the mark-to-market on loans transferred from held-for-investment to held-for-sale, primarily during the second quarter, as well as additional reserves provided on the remaining franchise loan portfolio.

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          The information provided in these interim financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of our financial condition as of September 30, 2001 and December 31, 2000, the results of our operations for the three- and nine-month periods ended September 30, 2001 and 2000, and our cash flows for the three- and nine-month periods ended September 30, 2001 and 2000. These adjustments are of a normal, recurring nature unless otherwise disclosed in this Form 10-Q. As necessary, reclassifications have been made to prior period amounts to conform to the current period presentation. These reclassifications had no effect on our financial condition, results of operations or stockholders’ equity. These interim financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all of the necessary information and footnotes for a presentation in conformity with generally accepted accounting principles.

          The information included herein was written assuming that you have read or have access to our 2000 Annual Report on Form 10-K, which contains the latest audited consolidated financial statements and notes, along with Management’s Discussion and Analysis of Financial Condition as of December 31, 2000 and 1999 and Results of Operations for the years ended December 31, 2000, 1999 and 1998. Accordingly, only certain changes in financial condition and results of operations are discussed in this Form 10-Q. Furthermore, the interim financial results for the three- and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Note 2.    Earnings Per Share

          Basic earnings per share are calculated by dividing net earnings or loss for the period by the weighted-average common shares outstanding for that period. There is no adjustment to the number of outstanding shares for potential dilutive instruments, such as stock options or warrants. Diluted earnings or loss per share takes into account the potential dilutive impact of such instruments and uses the average share price for the period in determining the number of incremental shares to add to the weighted-average number of shares outstanding. For the three- and nine-month periods ended September 30, 2001, average dilutive potential common shares of 157,661 and 31,276 shares, respectively, related to shares issuable upon the exercise of options were not included in the computation because they were anti-dilutive.

          The following table illustrates the calculation of basic and diluted loss per share for the periods indicated:

	For the Three Months Ended,		For the Nine Months Ended,
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000
	(Amounts in thousands, except per share amounts)
Net loss	$ (632)	$(234,456)	$(103,948)	$(233,734)
Weighted-average basic share outstanding	62,608	32,644	46,914	32,632
Add: Dilutive potential common shares	—	—	—	—

Weighted-average diluted shares outstanding	62,608	32,644	46,914	32,632

Basic loss per share	$ (0.01)	$ (7.18)	$ (2.22)	$ (7.16)

Diluted loss per share	$ (0.01)	$ (7.18)	$ (2.22)	$ (7.16)

Note 3.    Stock Options

          As of September 30, 2001, we had five employee stock option plans and three non-employee director stock option plans. The employee stock option plans were as follows: the “Amended and Restated 1986 Stock Option and Incentive Plan,” the “Amended and Restated 1995 Stock Option and Incentive Plan,” the “1998-2000

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Performance Stock Plan,” the “1999 FMAC Stock Option, Deferred Stock and Restricted Stock Plan,” and the “2001 Stock Option and Incentive Plan” which authorize the issuance of 1,759,430, 2,500,000, 400,000, 270,756, and 3,200,000 shares of common stock, respectively. The non-employee director stock option plans were as follows: the “Amended and Restated 1989 Non-Employee Director Stock Option and Incentive Plan,” the “1998 Non-Employee Director Stock Option and Incentive Plan,” and the “2001 Non-Employee Director Stock Option Plan” which authorize the issuance of up to 550,000, 200,000, and 500,000 shares of common stock, respectively.

          The following table illustrates the stock options available for grant as of September 30, 2001:

	Employee Stock Option and Incentive Plans	Non-Employee Director Stock Option and Incentive Plans	Total
Shares reserved for issuance	8,130,006	1,250,000	9,380,006
Granted	(9,019,892)	(1,102,000)	(10,121,892)
Forfeited	2,157,018	88,000	2,245,018
Expired	(394,688)	(63,000)	(457,688)

Total available for grant	872,444	173,000	1,045,444

At September 30, 2001, we had outstanding options under the plans with expiration dates ranging from the year 2002 through 2013, as illustrated in the following table:

	Number of Option Shares	Exercise Price Range	Weighted-Average Exercise Price
Outstanding at December 31, 2000	2,821,490	$5.41-34.41	$ 15.43
Granted	3,527,000	4.59-7.70	4.63
Forfeited	(419,059)	5.41-34.41	14.97

Outstanding at September 30, 2001	5,929,431	$4.59-34.41	$ 9.04

Exercisable at September 30, 2001	2,650,658	$4.59-34.41	$ 13.02

          During the second and third quarters of 2001, we recognized a total of $4.3 million in expenses related to the issuance of stock options with below market strike prices. We will amortize an additional $5.0 million of compensation expense over the next twenty-two months.

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

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Concord Growth Corporation

          We completed our acquisition of EXXE Data Corporation and its wholly owned commercial finance subsidiary, Concord Growth Corporation, on March 17, 1997. At the close of the transaction, EXXE became a stand-alone subsidiary of Bay View Capital Corporation. Subsequent to the close of the transaction, EXXE was merged into Concord Growth Corporation and liquidated and Concord Growth Corporation became a first-tier, stand-alone subsidiary of Bay View Capital Corporation. The former holders of EXXE capital stock, warrants and options received an initial aggregate cash payment of $19.8 million and were entitled to potential future cash payments of up to $34 million, expiring in 2000, depending upon the financial performance of Concord Growth Corporation. We accrued for cash payments of $10.0 million pursuant to this agreement in 2000 which are considered part of the total purchase price. A cash payment of $9.0 million was made in January 2001 and a final payment of $700,000 was made during the second quarter of 2001. The balance of $300,000 was used to discharge certain pre-acquisition legal liabilities of Concord Growth Corporation in March 2001. The acquisition was accounted for under the purchase method of accounting effective April 1, 1997. The total purchase price exceeded the estimated fair value of net assets acquired by approximately $22.0 million, which was recorded as goodwill and which is being amortized on a straight-line basis over 15 years. During 1998, Concord Growth Corporation was renamed Bay View Commercial Finance Group. Effective March 1, 1999, Bay View Capital Corporation contributed the capital stock of Bay View Commercial Finance Group to Bay View Bank in conjunction with the March 1, 1999 conversion of Bay View Bank from a federal stock savings bank to a nationally chartered commercial bank.

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

          The agreement between Bay View Capital Corporation and the Federal Reserve Bank was dated September 28, 2000. The provisions of this agreement, among other things, also require that we adopt a new budget and new strategic, earnings and capital plans. The agreement also states that we may not declare or pay any cash or stock dividends or make any interest payments on our Capital Securities without the prior written approval of the Federal Reserve Bank. The agreement further requires the prior written approval of the Federal Reserve Bank to increase the principal balance of any category of debt above the levels outstanding as of June 30, 2000. Finally, we may not repurchase any stock without the prior written approval of the Federal Reserve Bank.

          At December 31, 2000, our Tier 1 leverage ratio was below the minimum required amount and accordingly, in January 2001, we filed a capital plan, pursuant to the terms of our regulatory agreement with the Federal Reserve Bank of San Francisco, indicating our intention to meet and maintain the required minimum capital ratios. At September 30, 2001, Bay View Capital Corporation exceeded all of the Federal Reserve Bank’s minimum capital requirements.

Note 6.    Investment Securities

          During the second quarter of 2001, we transferred $641.7 million in held-to-maturity securities to our available-for-sale portfolio. We sold $282 million of GNMA securities in June 2001 and realized a gain of $11.9 million. During the third quarter of 2001, we sold an additional $97 million of mortgage-backed securities and $20 million of other investment securities and realized net gains of $1.6 million. As a result of the transfer and subsequent sales of investment securities from our held-to-maturity portfolio, we do not intend to hold any investment securities as held-to-maturity for the foreseeable future.

Note 7.    Income Taxes

          We recorded a tax benefit of $0.4 million on the pre-tax loss of $1.0 million for the third quarter of 2001. We recorded a tax benefit of $59.9 million on the pre-tax loss of $163.8 million for the first nine months of 2001. The effective tax rate for both the third quarter of 2001 and the first nine months of 2001 is a 36.5% tax benefit. This effective tax rate benefit differs from the statutory rate primarily due to the impact of state taxes and nondeductible goodwill amortization.

          The total net deferred tax asset as of September 30, 2001 is $153.0 million, which is net of the $26 million valuation allowance as established in 2000.

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.    Allowance for Loan and Lease Losses

          The allowance for losses on loans and leases was $49.7 million and $73.7 million at September 30, 2001 and December 31, 2000, respectively.

          The following table illustrates the changes in the allowance for losses on loans and leases for the periods indicated:

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001	Year Ended December 31, 2000
	(Dollars in thousands)
Beginning balance	$54,606	$73,738	$52,161
Transfers of loans to held-for-sale	(1,486)	(53,606)	(15,210)
Charge-offs:
Mortgage	(464)	(1,380)	(422)
Home Equity	(1,364)	(14,378)	(18,014)
Auto	(967)	(2,352)	(2,953)
Asset-based loans, factoring loans and commercial leases	(1,061)	(6,346)	(4,425)
Franchise	(4,088)	(11,886)	(1,128)
Business	—	(1,971)	(7,926)

	(7,944)	(38,313)	(34,868)
Recoveries:
Mortgage	27	79	218
Home Equity	492	1,947	3,157
Auto	434	1,089	1,488
Asset-based loans, factoring loans and commercial leases	359	1,821	1,366
Franchise	—	—	2,826

	1,312	4,936	9,055
Net charge-offs	(6,632)	(33,377)	(25,813)
Provision for losses on loans and leases	3,257	62,990	62,600

Ending balance	$49,745	$49,745	$73,738

Net charge-offs to average loans and leases (annualized)	1.03%	1.54%	0.65%

          The decrease in the allowance for losses on loans and leases was primarily related to the decrease in loans held-for-investment during the first nine months of 2001 due to loans transferred from held-for-investment to held-for-sale and subsequently sold. The transfer of loans from held-for-investment to held-for-sale resulted in a $53.6 million reduction to the allowance for loan and lease losses related to mark-to-market adjustments on these loans, consisting of $1.5 million in net reductions related to approximately $59 million in additional franchise loans that have been contracted to sell in the fourth quarter, $47.3 million related to the loans sold to Goldman Sachs Mortgage Co., and $4.8 million related to the sale of home equity loans during the second quarter of 2001.

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9.    Commitments and Contingencies

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

          We are involved as plaintiff or defendant in various other legal actions and are occasionally exposed to unasserted claims arising in the normal course of business. In the opinion of management, after consultation with counsel, the resolution of these legal actions will not have a material adverse effect on our consolidated financial condition or results of operations.

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

          Each of our business platforms contributes to our overall operations. We evaluate the performance of our segments based upon contribution by platform. Contribution by platform is defined as each platform’s net interest income and noninterest income less each platform’s allocated provision for losses on loans and leases, direct general and administrative expenses, including certain expense allocations, and other noninterest expense, including the amortization of intangible assets.

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

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          All indirect general and administrative expenses not specifically identifiable with, or allocable to, our business platforms are included in indirect corporate overhead. Indirect corporate overhead includes expenses associated with our administrative and support functions.

          The following tables illustrate each platform’s contribution for the periods indicated. The tables also illustrate the reconciliation of total contribution by platform to our consolidated net loss for the periods indicated. Reconciling items generally include indirect corporate overhead and income tax expense.

	For the Three Months Ended September 30, 2001
	Retail	Commercial	Total
	(Dollars in thousands)
Interest income	$ 28,595	$ 36,734	$ 65,329
Interest expense	(22,279)	(15,279)	(37,558)
Provision for losses on loans and leases	(500)	(2,757)	(3,257)
Noninterest income	29,047	1,195	30,242
Direct general and administrative expenses	(26,060)	(3,477)	(29,537)
Allocation of branch network general and administrative expenses	7,361	(7,361)	—
Restructuring expenses	—	1,812	1,812
Revaluation of FMAC--related assets	—	1,382	1,382
Leasing expenses	(16,567)	—	(16,567)
Dividend expense on Capital Securities	(1,323)	(964)	(2,287)
Real estate owned operations, net	(261)	—	(261)
Amortization of intangible assets	(2,076)	(728)	(2,804)

Contribution by platform	$ (4,063)	$ 10,557	$ 6,494

Indirect corporate overhead			(7,490)
Income tax benefit			364

Net loss			$ (632)

At September 30, 2001:
Interest-earning assets plus operating lease assets	$1,997,610	$1,647,957	$3,645,567

Noninterest-earning assets			457,762

Total assets			$4,103,329

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Three Months Ended September 30, 2000
	Retail	Commercial	Total
	(Dollars in thousands)
Interest income	$ 56,121	$ 62,302	$ 118,423
Interest expense	(40,348)	(36,374)	(76,722)
Provision for losses on loans and leases	—	(13,000)	(13,000)
Noninterest income	25,877	2,035	27,912
Direct general and administrative expenses	(19,438)	(9,069)	(28,507)
Direct general and administrative expenses—FMAC loan production	—	(4,588)	(4,588)
Allocation of branch network general and administrative expenses	5,154	(5,154)	—
Restructuring charges—FMAC	—	(10,482)	(10,482)
Revaluation of FMAC-related assets	—	(42,485)	(42,485)
Leasing expenses	(17,345)	—	(17,345)
Dividend expense on Capital Securities	(1,217)	(1,018)	(2,235)
Real estate owned operations, net	(23)	(42)	(65)
Amortization of intangible assets	(2,176)	(593)	(2,769)
Amortization of intangible assets—FMAC	—	(2,462)	(2,462)
Write-off of intangible assets—FMAC	—	(192,622)	(192,622)

Contribution by platform	$ 6,605	$ (253,552)	$ (246,947)

Indirect corporate overhead			(5,669)
Income tax benefit			18,160

Net loss			$ (234,456)

At September 30, 2000:
Interest-earning assets plus operating lease assets	$2,889,534	$2,592,955	$5,482,489

Noninterest-earning assets			545,183

Total assets			$6,027,672

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Nine Months Ended September 30, 2001
	Retail	Commercial	Total
	(Dollars in thousands)
Interest income	$112,356	$131,527	$243,883
Interest expense	(88,860)	(65,024)	(153,884)
Provision for losses on loans and leases	(6,109)	(56,881)	(62,990)
Noninterest income (expense)	89,708	(9,308)	80,400
Direct general and administrative expenses	(76,094)	(18,527)	(94,621)
Allocation of branch network general and administrative expenses	21,388	(21,388)	—
Restructuring expenses	(4,998)	(3,216)	(8,214)
Revaluation of FMAC-related assets	(2,733)	(65,913)	(68,646)
Leasing expenses	(61,610)	—	(61,610)
Dividend expense on Capital Securities	(3,932)	(2,930)	(6,862)
Real estate owned operations, net	(252)	—	(252)
Amortization of intangible assets	(6,290)	(2,186)	(8,476)

Contribution by platform	$ (27,426)	$(113,846)	$(141,272)

Indirect corporate overhead			(22,529)
Income tax benefit			59,853

Net loss			$(103,948)

	For the Nine Months Ended September 30, 2000
	Retail	Commercial	Total
	(Dollars in thousands)
Interest income	$168,781	$178,788	$347,569
Interest expense	(119,783)	(99,719)	(219,502)
Provision for losses on loans and leases	(5,200)	(25,300)	(30,500)
Noninterest income	80,669	15,311	95,980
Direct general and administrative expenses	(56,724)	(23,192)	(79,916)
Direct general and administrative expenses–FMAC loan production	—	(15,561)	(15,561)
Direct general and administrative expenses–Bankers Mutual	—	(6,311)	(6,311)
Allocation of branch network general and administrative expenses	13,841	(13,841)	—
Restructuring charges–FMAC	—	(10,482)	(10,482)
Revaluation of FMAC-related assets	—	(42,485)	(42,485)
Leasing expenses	(49,660)	—	(49,660)
Dividend expense on Capital Securities	(3,900)	(2,802)	(6,702)
Real estate owned operations, net	(17)	(31)	(48)
Amortization of intangible assets	(6,628)	(1,803)	(8,431)
Amortization of intangible assets—FMAC	—	(9,608)	(9,608)
Write-off of intangible assets—FMAC	—	(192,622)	(192,622)

Contribution by platform	$ 21,379	$(249,658)	$(228,279)

Indirect corporate overhead			(21,089)
Income tax benefit			15,634

Net loss			$(233,734)

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

Our Mission and Strategy

          From 1996 to 1999, our strategy was to transform Bay View Bank from a traditional thrift to a commercial bank. During this period we nearly doubled in size, replaced a majority of our mortgage-based loans with higher-yielding consumer and commercial loans and leases and transformed a significant portion of our deposits into lower-cost transaction accounts. On March 28, 2001, our Board of Directors approved a $110 million common stock rights offering. Common stockholders of record as of April 23, 2001 received one transferable right for each share of common stock held, which entitled the holder to purchase .734 additional shares of Bay View common stock at a price of $4.59 per share. These rights expired on May 14, 2001. Our Board of Directors also approved a $27.5 million concurrent offering of securities to certain institutional and other investors who would act as standby purchasers in the rights offering. We entered into agreements with these standby purchasers in the rights offering pursuant to which they agreed to purchase up to $110 million of the shares that were not subscribed for in the rights offering. Keefe Ventures, LLC. acted as our financial consultant in identifying these standby purchasers. The rights offering and the concurrent offering to the standby purchasers were completed during the second quarter and generated aggregate gross proceeds of $137.5 million. With this additional capital, we have begun to implement a new strategic plan adopted by our Board of Directors. The new strategic plan includes exiting businesses inconsistent with a California-focused bank and includes assumptions related to the liquidation of our remaining franchise-related assets and operations and our remaining high loan-to-value home equity loans. During the second quarter, we completed the stock sale of the legal entity BVFMAC and its related servicing platform and sold home equity loans totaling $143 million in outstanding principal which included approximately $90 million of high loan-to-value home equity loans. During the third quarter, we completed the sale of $278 million of franchise loans to Goldman Sachs Mortgage Company, which further reduced our franchise asset exposure, and contracted to sell approximately $59 million in additional franchise loans during the fourth quarter. Net of mark-to-market valuation adjustments, the net book value of our franchise loan portfolio was $252.8 million at September 30, 2001 as compared to $779.9 at December 31, 2000.

Retail Platform Strategy

          One of the principal businesses of the Retail Platform is Bay View Bank’s 57 full-service branch banking network. A primary objective of the Retail Platform is to enhance the value of our deposit franchise by focusing on deposit growth and expanding and enhancing products and services. A primary component of the Retail Platform’s deposit growth strategy has been to focus on lower-cost transaction accounts (e.g., checking, savings and money market accounts) as a source of financing. We also offer a full array of consumer banking products and services. We continued to make progress on our goal of expanding our deposit base by growing transaction accounts and business deposits. During the first nine months of 2001, our transaction accounts grew

$345.3 million, or 21.5%, and increased to 57.7% of total retail deposits at September 30, 2001, as compared to 46.2% at December 31, 2000, reflecting the continued strength of our deposit franchise.

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

          The Commercial Platform originates multi-family and commercial real estate loans, asset-based loans and factoring loans. We also purchased and originated franchise loans until the restructuring of our franchise lending division, which was shut down in September 2000. In connection with this restructuring, we intend to reduce our concentration of franchise assets by selling our remaining franchise loans classified as held-for-sale. We sold $295.8 million and $432.3 million of franchise loans during the third quarter of 2001 and the first nine months of 2001, respectively. As of September 30, 2001, our franchise loans held-for-sale totaled $98.0 million.

Results of Operations

          Our net loss for the third quarter of 2001 was $0.6 million, or $0.01 per diluted share, as compared to net loss of $234.5 million or $7.18 per diluted share, for the third quarter of 2000. Our net loss for the first nine months of 2001 was $103.9 million or $2.22 per diluted share, as compared with $233.7 million or $7.16 per diluted share, for the first nine months of 2000. Results for the first nine months of 2001 include specific charges consistent with our new strategic plan which has been implemented following the successful completion of our $137.5 million rights offering.

          Specific charges recognized during the first nine months of 2001 included $68.6 million in pre-tax charges associated with the revaluation of franchise-related assets, $10 million of additional provision for impairment primarily as a result of revising the estimated residual values associated with the auto lease portfolio and

$8.2 million in restructuring charges primarily related to the reduction in our workforce as discussed elsewhere herein or as previously disclosed. The revaluation charges consisted primarily of $31.7 million in pre-tax charges, recorded in the second quarter, related to the recently completed sale of $278 million in loans to Goldman Sachs Mortgage Co., as well as writedowns of other franchise-related assets, including $15.5 million in adjustments to servicing assets, $11.1 million in adjustments to residual interests on securitizations, and $5.0 million in adjustments to equity investments. During the third quarter of 2001, the revaluation charges were reduced by $1.4 million due to a $1.0 million reduction in previously recorded mark-to-market adjustments on franchise loans associated with a pending sale and a $0.4 million recovery of servicer advances written off in the second quarter of 2001. The year-to-date loan loss provision totaled $63.0 million which includes the reductions in the allowance for loan and lease losses related to the mark-to-market on loans transferred from held-for-investment to held-for-sale primarily during the second quarter as well as additional reserves provided on the remaining franchise loan portfolio.

          Our results for the first nine months of 2001 also included $9.8 million in net losses on sales of assets, including losses on the sale of BVFMAC and the home equity loans offset by gains received during the first quarter of 2001 on our December 2000 asset sales and net gains on the sale of $432.3 million of franchise loans and $398.4 million of mortgage-backed securities and other investment securities during the first nine months of the year.

Net Interest Income and Net Interest Margin

          Net interest income was $27.8 million for the third quarter of 2001 as compared to $41.7 million for the third quarter of 2000. Net interest income for the first nine months of 2001 was $90.0 million as compared to $128.1 million for the first nine months of 2000. Net interest margin was 3.17% for the third quarter of 2001 as compared to 3.09% for the third quarter of 2000. Net interest margin was 2.96% for the first nine months of 2001 as compared to 3.16% for the first nine months of 2000. The following tables illustrate net interest income and net interest margin, by platform, for the periods indicated:

	For the Three Months Ended
	September 30, 2001		September 30, 2000
	Net Interest Income	Net Interest Margin	Net Interest Income	Net Interest Margin
	(Dollars in thousands)
Retail Platform (1)	$ 6,316	1.42%	$ 15,773	2.34%
Commercial Platform	21,455	5.11	25,928	3.84

Total	$27,771	3.17%	$ 41,701	3.09%

	For the Nine Months Ended
	September 30, 2001		September 30, 2001
	Net Interest Income	Net Interest Margin	Net Interest Income	Net Interest Margin
	(Dollars in thousands)
Retail Platform (1)	$23,496	1.48%	$ 48,998	2.32%
Commercial Platform	66,503	4.59	79,069	4.09

Total	$89,999	2.96%	$128,067	3.16%

(1)
The Retail Platform’s net interest margin and net interest income presented above do not include the revenue impact of our auto leasing activities, which is included in noninterest income, but do include the associated funding costs.

          The decrease in net interest income for the third quarter of 2001, as compared to the third quarter of 2000, was due to lower average interest-earning asset balances partially offset by an increase in net interest margin. The decrease in net interest income for the first nine months of 2001, as compared to the first nine months of 2000, was due to lower average interest-earning asset balances combined with a decrease in net interest margin. The decreases in average interest-earning assets were due primarily to franchise and home equity loan sales throughout the period from September 2000 to September 2001 as well as the December 2000 sales of franchise asset-backed and mortgage-backed securities and the June 2001 sale of Government National Mortgage Association (“GNMA”) mortgage-backed securities, partially offset by higher investment balances due to the deployment of sales proceeds into short-term investments. The increase in our net interest margin and net interest spread for the third quarter of 2001, as compared to the third quarter of 2000, was due to lower funding costs, primarily the lower cost of deposits, partially offset by lower asset yields. The decrease in our net interest margin and net interest spread for the first nine months of 2001, as compared to the first nine months of 2000, was primarily due to lower asset yields partially offset by lower funding costs. The decreases in both asset yields and funding costs were primarily due to the lower interest rate environment. Our net interest margin, calculated in accordance with generally accepted accounting principles (“GAAP”), excludes the revenue impact of our auto leasing activities, but includes the associated funding costs. Because auto leases are accounted for as operating leases, the rental income and related expenses, including depreciation expense, are reflected in noninterest income and noninterest expense in accordance with GAAP. For a discussion of normalized net interest income and net interest margin, including the revenue impact of our auto leasing activities, see “Non-GAAP Performance Measures—Normalized Net Interest Income and Net Interest Margin”.

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

	Average Balances for the Three Months Ended
	September 30, 2001	September 30, 2000
	(Dollars in thousands)
Retail Platform	$1,842,104	$2,690,107
Commercial Platform	1,648,620	2,693,531

Total	$3,490,724	$5,383,638

	Average Balances for the Nine Months Ended
	September 30, 2001	September 30, 2000
	(Dollars in thousands)
Retail Platform	$2,105,155	$2,802,157
Commercial Platform	1,910,629	2,566,374

Total	$4,015,784	$5,368,531

          The decrease in the Retail Platform’s average interest-earning assets, which exclude our auto-related operating lease assets, reflects the impact of loan sales from September 2000 through September 2001 as discussed elsewhere herein or as previously disclosed. The decrease in the Commercial Platform’s average interest-earning assets reflects franchise loan sales from September 2000 through September 2001, the December 2000 sale of franchise asset-backed securities generated by our on-balance sheet securitization during the second quarter of 2000 as well as the impact of the writedowns related to the revaluation of our franchise-related assets from September 2000 to September 2001.

          The following table illustrates interest-earning assets, excluding our auto-related operating lease assets, by platform, as of the dates indicated:

	September 30, 2001	December 31, 2000	September 30, 2000
	(Dollars in thousands)
Retail Platform	$1,618,376	$1,727,537	$2,381,532
Commercial Platform	1,647,957	2,178,619	2,592,955

Total	$3,266,333	$3,906,156	$4,974,487

          The decrease in the Retail Platform’s interest-earning assets, excluding our auto-related operating lease assets, at September 30, 2001, as compared to December 31, 2000, was due primarily to the sale of $116.4 million in mortgage-backed securities and investment securities during the third quarter of 2001 and the sale of $282 million in GNMA securities and $143 million of home equity loans during the second quarter of 2001. The loan sales were partially offset by the deployment of loan sales proceeds from non interest-earning cash at December 31, 2000 into interest-earning short-term investments during the first quarter of 2001. The decrease in the Commercial Platform’s interest-earning assets was due primarily to the sale of $432.3 million of franchise loans during the first nine months of 2001 combined with the impact of the writedowns related to the revaluation of our franchise-related assets.

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

	AVERAGE BALANCES, YIELDS AND RATES
	For the Three Months Ended September 30, 2001			For the Three Months Ended September 30, 2000
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans and leases	$2,580,268	$55,156	8.50%	$3,820,770	$ 88,478	9.20%
Mortgage-backed securities(1)	310,465	4,231	5.46	917,702	16,669	7.31
Investments(1)	599,991	5,942	3.89	645,166	13,276	8.12

Total interest-earning assets	3,490,724	65,329	7.44%	5,383,638	118,423	8.75%

Other assets	732,486			938,532

Total assets	$4,223,210			$6,322,170

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits	$3,436,575	$30,691	3.54%	$3,868,839	$ 47,747	4.91%
Borrowings(2)	342,243	6,867	7.97	1,741,421	28,975	6.58

Total interest-bearing liabilities	3,778,818	37,558	3.94%	5,610,260	76,722	5.43%

Other liabilities	114,068			125,457

Total liabilities	3,892,886			5,735,717
Stockholders’ equity	330,324			586,453

Total liabilities and stockholders’ equity	$4,223,210			$6,322,170

Net interest income/net interest spread		$27,771	3.50%		$ 41,701	3.32%

Net interest-bearing liabilities	$ (288,094)			$ (226,622)

Net interest margin(3)			3.17%			3.09%

(1)	Average balances and yields for securities and other investments classified as available-for-sale are based on historical amortized cost.
(2)	Interest expense for borrowings excludes expenses related to our Capital Securities.
(3)	Annualized net interest income divided by average interest-earning assets.

	AVERAGE BALANCES, YIELDS AND RATES
	For the Nine Months Ended September 30, 2001			For the Nine Months Ended September 30, 2000
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans and leases	$2,882,264	$192,698	8.90%	$4,051,159	$273,189	8.97%
Mortgage-backed securities(1)	531,533	27,852	6.97	846,476	45,236	7.15
Investments(1)	601,987	23,333	5.13	470,896	29,144	8.23

Total interest-earning assets	4,015,784	243,883	8.08%	5,368,531	347,569	8.61%

Other assets	736,270			1,034,945

Total assets	$4,752,054			$6,403,476

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits	$3,559,904	$114,065	4.28%	$3,737,501	$128,868	4.61%
Borrowings(2)	752,740	39,819	7.05	1,874,861	90,634	6.43

Total interest-bearing liabilities	4,312,644	153,884	4.77%	5,612,362	219,502	5.14%

Other liabilities	115,458			176,891

Total liabilities	4,428,102			5,789,253
Stockholders’ equity	323,952			614,223

Total liabilities and stockholders’ equity	$4,752,054			$6,403,476

Net interest income/net interest spread		$ 89,999	3.31%		$128,067	3.47%

Net interest-bearing liabilities	$ (296,860)			$ (243,831)

Net interest margin(3)			2.96%			3.16%

(1)	Average balances and yields for securities and other investments classified as available-for-sale are based on historical amortized cost.
(2)	Interest expense for borrowings excludes expenses related to our Capital Securities.
(3)	Annualized net interest income divided by average interest-earning assets.

Interest Income

          Interest income was $65.3 million for the third quarter of 2001 as compared to $118.4 million for the third quarter of 2000. Interest income was $243.9 million for the first nine months of 2001 as compared to $347.6 million for the first nine months of 2000. The average yield on interest-earning assets was 7.44% for the third quarter of 2001 as compared to 8.75% for the third quarter of 2000. The average yield on interest-earning assets was 8.08% for the first nine months of 2001 as compared to 8.61% for the first nine months of 2000. The following tables illustrate interest income, by platform, for the periods indicated:

	For the Three Months Ended
	September 30, 2001			September 30, 2000
	Average Balance	Interest Income	Average Yield	Average Balance	Interest Income	Average Yield
	(Dollars in thousands)
Retail Platform:
Loans	$ 938,810	$18,422	7.81%	$1,427,939	$ 32,539	9.10%
Mortgage-backed securities	310,465	4,231	5.46	917,702	16,669	7.31
Investments	592,829	5,942	3.94	344,466	6,913	7.84

Total Retail Platform	1,842,104	28,595	6.17	2,690,107	56,121	8.33

Commercial Platform:
Loans and leases	1,641,458	36,734	8.89	2,392,831	55,939	9.26
Investments	7,162	—	—	300,700	6,363	8.41

Total Commercial Platform	1,648,620	36,734	8.85	2,693,531	62,302	9.17

Total	$3,490,724	$65,329	7.44%	$5,383,638	$118,423	8.75%

	For the Nine Months Ended
	September 30, 2001			September 30, 2000
	Average Balance	Interest Income	Average Yield	Average Balance	Interest Income	Average Yield
	(Dollars in thousands)
Retail Platform:
Loans	$ 985,222	$ 62,314	8.42%	$1,674,709	$107,530	8.57%
Mortgage-backed securities	531,533	27,852	6.97	846,476	45,236	7.15
Investments	588,400	22,190	4.99	280,972	16,015	7.56

Total Retail Platform	2,105,155	112,356	7.09	2,802,157	168,781	8.04

Commercial Platform:
Loans and leases	1,897,042	130,383	9.15	2,376,450	165,659	9.24
Investments	13,587	1,144	11.35	189,924	13,129	9.21

Total Commercial Platform	1,910,629	131,527	9.17	2,566,374	178,788	9.24

Total	$4,015,784	$243,883	8.08%	$5,368,531	$347,569	8.61%

Retail Platform

          Interest income for the Retail Platform was $28.6 million for the third quarter of 2001 as compared to $56.1 million for the third quarter of 2000. Interest income for the Retail Platform was $112.4 million for the first nine months of 2001 as compared to $168.8 million for the first nine months of 2000. The average yield on interest-earning assets for the Retail Platform was 6.17% for the third quarter of 2001 as compared to 8.33% for the third quarter of 2000. The average yield on interest-earning assets for the Retail Platform was 7.09% for the first nine months of 2001 as compared to 8.04% for the first nine months of 2000.

          The Retail Platform’s interest income on loans was $18.4 million for the third quarter of 2001 as compared to $32.5 million for the third quarter of 2000. The Retail Platform’s interest income on loans was $62.3 million for the first nine months of 2001 as compared to $107.5 million for the first nine months of 2000. The Retail Platform’s average loan yield was 7.81% for the third quarter of 2001 as compared to 9.10% for the third quarter of 2000. The Retail Platform’s average loan yield was 8.42% for the first nine months of 2001 as compared to 8.57% for the first nine months of 2000. The decreases in interest income on loans for the third quarter of 2001, as compared to the third quarter of 2000, and for the first nine months of 2001, as compared to the first nine months of 2000, were due to lower average loan balances, as previously discussed, combined with a decrease in the platform’s average loan yield due to the prevailing lower interest rate environment.

          The Retail Platform’s interest income on mortgage-backed securities was $4.2 million for the third quarter of 2001 as compared to $16.7 million for the third quarter of 2000. The Retail Platform’s interest income on mortgage-backed securities was $27.9 for the first nine months of 2001 as compared to $45.2 million for the first nine months of 2000. The Retail Platform’s average yield on mortgage-backed securities was 5.46% for the third quarter of 2001 as compared to 7.31% for the third quarter of 2000. The Retail Platform’s average yield on mortgage-backed securities was 6.97% for the first nine months of 2001 as compared to 7.15% for the first nine months of 2000. The decreases in net interest income on mortgage-backed securities for the third quarter of 2001, as compared to the third quarter of 2000, and for the first nine months of 2001, as compared to the first nine months of 2000, were due to lower average balances and lower yields. The average balance decreased as purchases of mortgage-backed securities were more than offset by sales, including the sale of $231 million of Government National Mortgage Association (sometimes referred to as GNMA) securities during December 2000. These securities were transferred from our held-to-maturity portfolio to available-for-sale in connection with our adoption of Statement No. 133 on October 1, 2000. During the second quarter of 2001, we transferred our remaining held-to-maturity securities to available-for-sale and sold $282 million of GNMA mortgage-backed securities in June 2001. Approximately $97 million in additional mortgage-backed securities were sold during the third quarter of 2001. The decrease in average yield was primarily due to the lower interest rate environment combined with the impact of the sales of relatively higher-yielding GNMA securities during 2001 as discussed above.

          The Retail Platform’s interest income on investment securities, which consist primarily of short-term investments and our retained interests in auto loan securitizations, was $5.9 million for the third quarter of 2001 as compared to $6.9 million for the third quarter of 2000. The Retail Platform’s interest income on investment securities was $22.2 million for the first nine months of 2001 as compared to $16.0 million for the first nine months of 2000. The Retail Platform’s average yield on investment securities was 3.94% for the third quarter of 2001 as compared to 7.84% for the third quarter of 2000. The Retail Platform’s average yield on investment securities was 4.99% for the first nine months of 2001 as compared to 7.56% for the first nine months of 2000. The decrease in interest income on investments for the third quarter of 2001, as compared to the third quarter of 2000, was primarily due to a decrease in average yield partially offset by an increase in average balance. The increase in interest income for the first nine months of 2001, as compared to the first nine months of 2000, was due primarily to a higher average balance partially offset by a decrease in average yield. The increases in average balances were primarily due to purchases of Federal Home Loan Bank (“FHLB”) securities throughout the first nine months of 2001 using proceeds from year-to-date asset sales. The decreases in average yields were attributable to the lower interest rate environment.

Commercial Platform

          Interest income for the Commercial Platform was $36.7 million for the third quarter of 2001 as compared to $62.3 million for the third quarter of 2000. Interest income for the Commercial Platform was $131.5 million for the first nine months of 2001 as compared to $178.8 million for the first nine months of 2000. The average yield on interest-earning assets for the Commercial Platform was 8.85% for the third quarter of 2001 as compared to 9.17% for the third quarter of 2000. The average yield on interest-earning assets for the Commercial Platform was 9.17% for the first nine months of 2001 as compared to 9.24% for the first nine months of 2000.

          The Commercial Platform’s interest income on loans was $36.7 million for the third quarter of 2001 as compared to $55.9 million for the third quarter of 2000. The Commercial Platform’s interest income on loans was $130.4 million for the first nine months of 2001 as compared to $165.7 million for the first nine months of 2000. The Commercial Platform’s average loan and lease yield was 8.89% for the third quarter of 2001 as compared to 9.26% for the third quarter of 2000. The Commercial Platform’s average loan and leases yield was 9.15% for the first nine months of 2001 as compared to 9.24% for the first nine months of 2000. The decreases in interest income on loans and leases for the third quarter of 2001, as compared to the third quarter of 2000, and for the first nine months of 2001, as compared to the first nine months of 2000, were due to lower average loan and lease balances resulting from loan sales and/or securitizations from September 2000 to September 2001 and the writedowns related to the revaluation of franchise loans from September 2000 to September 2001 combined with a decline in average yields.

          There was no interest income on investment securities in the Commercial Platform during the third quarter of 2001. The Commercial Platform’s investment securities, which consist of franchise asset-backed securities and residual interests in franchise loan securitizations, earned interest income of $1.1 million for the first nine months of 2001, $6.4 million for the third quarter ending September 30, 2000 and $13.1 million for the first nine months of 2000. The Company ceased accreting the discount on these securities during the second quarter of 2001. The Commercial Platform’s average yield on investment securities was 11.35% for the first nine months of 2001, 8.41% for the third quarter of 2000 and 9.21% for the first nine months of 2000. The decrease in the Commercial Platform’s interest income on investment securities was due to lower average balances primarily resulting from the December 2000 sale of franchise asset-backed securities and the revaluation of residual interests in franchise loan securitizations during 2000 and the first nine months of 2001 (see “Revaluation of FMAC-related Assets” for further discussion).

Interest Expense

Deposits

          Interest expense on our deposits was $30.7 million for the third quarter of 2001 as compared to $47.7 million for the third quarter of 2000. Interest expense on our deposits was $114.1 million for the first nine months of 2001 as compared to $128.9 million for the first nine months of 2000. The average cost of deposits was 3.54% for the third quarter of 2001 as compared to 4.91% for the third quarter of 2000. The average cost of deposits was 4.28% for the first nine months of 2001 as compared to 4.61% for the first nine months of 2000. The decreases in interest expense for the third quarter of 2001, as compared to the third quarter of 2000, and for the first nine months of 2001, as compared to the first nine months of 2000, were primarily due to the lower interest rate environment combined with an increase in our transaction accounts as a percentage of our total retail deposits. Our transaction accounts, which are generally lower-cost deposits as opposed to retail certificates of deposits, increased to 57.7% of total retail deposits at September 30, 2001 from 48.1% at September 30, 2000. Our overall cost of deposits were 3.13%, 4.01%, and 4.91% at September 30, 2001, June 30, 2001, and September 30, 2000, respectively.

The following table summarizes our deposit costs by type and our transaction accounts as a percentage of retail deposits for the periods indicated:

	For the Three Months Ended
	September 30, 2001	June 30, 2001	September 30, 2000
Transaction accounts	2.60%	3.18%	3.52%
Retail certificates of deposit	4.74	5.58	5.68

Total retail deposits	3.54	4.35	4.64
Brokered certificates of deposit	—	7.30	6.82

Total deposits	3.54%	4.44%	4.91%

Transaction accounts as a percentage of retail deposits	57.7%	53.2%	48.1%

Borrowings

          Interest expense on our borrowings was $6.9 million for the third quarter of 2001 as compared to $29.0 million for the third quarter of 2000. Interest expense on our borrowings was $39.8 million for the first nine months of 2001 as compared to $90.6 million for the first nine months of 2000. The average cost of borrowings was 7.97% for the third quarter of 2001 as compared to 6.58% for the third quarter of 2000. The average cost of borrowings was 7.05% for the first nine months of 2001 as compared to 6.43% for the first nine months of 2000. In accordance with GAAP, these amounts exclude the expense associated with our Capital Securities. The decreases in interest expense on borrowings for the third quarter of 2001, as compared to the third quarter of 2000, and for the first nine months of 2001, as compared to the first nine months of 2000, were due primarily to lower average balances, partially offset by higher funding costs. The decrease in average balances was due to the paydown of our borrowings, including warehouse lines, Federal Home Loan Bank advances and securities sold under agreements to repurchase, as we sold interest-bearing assets during the latter half of 2000 and the first nine months of 2001. The increase in borrowing costs was primarily due to higher costs associated with our warehouse line, including the accelerated amortization of fees resulting from the payoff of the warehouse line in August 2001.

          The following tables illustrate the changes in net interest income due to changes in the rate and volume of our interest-earning assets and interest-bearing liabilities for the three- and nine-month periods ended September 30, 2001 as compared to the three- and nine-month periods ended September 30, 2000. Changes in rate and volume which cannot be segregated (e.g., changes in average interest rate multiplied by average portfolio balance) have been allocated proportionately between the change in rate and the change in volume.

	For the Three Months Ended September 30, 2001 vs. 2000
	Rate Variance	Volume Variance	Total Variance
	(Dollars in thousands)
Interest income:
Loans and leases	$ (6,326)	$(26,996)	$(33,322)
Mortgage-backed securities	(3,441)	(8,997)	(12,438)
Investment securities	(6,465)	(869)	(7,334)

	(16,232)	(36,862)	(53,094)

Interest expense:
Deposits	(12,179)	(4,877)	(17,056)
Borrowings	7,886	(29,994)	(22,108)

	(4,293)	(34,871)	(39,164)

Net interest income	$(11,939)	$ (1,991)	$(13,930)

	For the Nine Months Ended September 30, 2001 vs. 2000
	Rate Variance	Volume Variance	Total Variance
	(Dollars in thousands)
Interest income:
Loans and leases	$ (2,120)	$(78,371)	$ (80,491)
Mortgage-backed securities	(1,102)	(16,282)	(17,384)
Investment securities	(22,270)	16,459	(5,811)

	(25,492)	(78,194)	(103,686)

Interest expense:
Deposits	(8,897)	(5,906)	(14,803)
Borrowings	9,759	(60,574)	(50,815)

	862	(66,480)	(65,618)

Net interest income	$(26,354)	$(11,714)	$ (38,068)

Provision for Losses on Loans and Leases

          The provision for losses on loans and leases for the third quarter of 2001 was $3.3 million as compared to $13.0 million for the third quarter of 2000. The provision for losses on loans and leases for the first nine months of 2001 was $63.0 million as compared to $30.5 million for the first nine months of 2000. The decrease in the provision for losses on loans and leases for the third quarter of 2001, as compared to the third quarter of 2000, was primarily due to increased mitigation and resolutions of specific franchise problem credits combined with the decline in our overall held-for-investment loan portfolio. The increase in the provision for losses on loans and leases for the first nine months of 2001, as compared to the first nine months of 2000, was primarily due to $52.1 million in reserve reductions related to the mark-to-market on loans transferred from held-for-investment to held-for-sale during the second quarter as well as additional reserves provided on the remaining franchise loan portfolio. The following table illustrates the provision for losses on loans and leases, by platform, for the periods indicated:

	For the Three Months Ended

	September 30, 2001	September 30, 2000
	(Dollars in thousands)
Retail Platform	$ 500	$ —
Commercial Platform	2,757	13,000

Total	$ 3,257	$13,000

	For the Nine Months Ended

	September 30, 2001	September 30, 2000

	(Dollars in thousands)
Retail Platform	$ 6,109	$ 5,200
Commercial Platform	56,881	25,300

Total	$62,990	$30,500

Noninterest Income

          Noninterest income for the third quarter of 2001 was $30.2 million as compared to $27.9 million for the third quarter of 2000. Noninterest income for the first nine months of 2001 was $80.4 million as compared to $96.0 million for the first nine months of 2000. The increase in noninterest income for the third quarter of 2001, as compared to the third quarter of 2000, was primarily due to higher net gains on sales of assets and liabilities in the Retail Platform partially offset by lower auto leasing income in the Retail Platform and lower loan servicing and fee income in both the Retail and Commercial Platforms. The decrease in noninterest income for the first nine months of 2001, as compared to the first nine months of 2000, was largely attributable to higher net losses on sales of assets and liabilities in the Commercial Platform and lower auto leasing income and loan servicing and fee income in the Retail Platform partially offset by higher net gains on sales of assets and liabilities in the Retail Platform. The following tables illustrate noninterest income, by platform, for the periods indicated:

	For the Three Months Ended

	September 30, 2001	September 30, 2000
	(Dollars in thousands)
Retail Platform	$29,047	$25,877
Commercial Platform	1,195	2,035

Total	$30,242	$27,912

	For the Nine Months Ended

	September 30, 2001	September 30, 2000
	(Dollars in thousands)
Retail Platform	$89,708	$80,669
Commercial Platform	(9,308)	15,311

Total	$80,400	$95,980

          Noninterest income for the third quarter of 2001 included gains on sales of assets totaling $2.3 million, all of which were in the Retail Platform, consisting of $1.6 million in net gains on sales of mortgage-backed and other investment securities and a $0.6 million contingent gain received during the third quarter of 2001 related to the June 2001 sale of home equity loans. Noninterest income for the second quarter of 2001 included losses on sales of assets totaling $22.7 million, consisting of net losses of $23.9 million within the Commercial Platform partially offset by net gains of $1.2 million within the Retail Platform. The loss within the Commercial Platform was largely due to the $22.9 million loss on the sale of BVFMAC. The gain within the Retail Platform was primarily due to the $11.9 gain on the sale of GNMA mortgage-backed securities offset by the $11.0 loss on the sale of home equity loans. Noninterest income for the first quarter of 2001 included $10.1 million of contingent gains received during the first quarter of 2001 related to December 2000 asset sales, consisting of $6.5 million within the Commercial Platform and $3.6 million within the Retail Platform.

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

Noninterest Expense

General and Administrative Expenses

          General and administrative expenses for the third quarter of 2001 were $37.0 million as compared to $38.8 million for the third quarter of 2000. General and administrative expenses for the first nine months of 2001 were $117.2 million as compared to $122.9 million for the first nine months of 2000. Excluding special mention items, as discussed below, the decrease in general and administrative expenses for the third quarter of 2001, as compared to the third quarter of 2000, was primarily due to the elimination of BVFMAC loan production expenses with the shutdown of the division effective September 2000. In addition, by the end of the third quarter of 2001, we realized certain cost-savings associated with our June 2001 restructuring and the sale of BVFMAC. The decrease in general and administrative expenses for the first nine months of 2001, as compared to the first nine months of 2000, was due to the elimination of BVFMAC loan production expenses and the realization of certain cost-savings by the end of the third quarter of 2001, as previously discussed, and the elimination of Bankers Mutual expenses with the sale of that subsidiary effective June 2000.

          Special mention items generally include items recognized during the period that we believe are significant and/or unusual in nature and therefore useful to you in evaluating our performance and trends. These items may or may not be nonrecurring in nature. General and administrative expenses for the third quarter of 2001 included $3.3 million in special mention items consisting of $2.3 million related to the prepayment of FHLB advances and $1.0 million in other non-recurring items. General and administrative expenses for the second quarter of 2001 included $8.7 million in special mention items primarily consisting of $2.6 million related to the Company’s issuance of stock options during the quarter with below market strike prices, $2.4 million related to the prepayment of FHLB advances and $2.4 million in legal and professional fees related to the implementation of the Company’s new strategic plan. There were no special mention items included in general and administrative expenses for the first quarter of 2001.

          General and administrative expenses for the third quarter of 2000 included $0.6 million in special mention items largely related to investment banking fees and BVFMAC transition costs. General and administrative expenses for the second quarter of 2000 included $1.3 million in special mention items largely related to BVFMAC transition costs and other operational restructuring charges. General and administrative expenses for the first quarter of 2000 included $2.4 million in transition and restructuring charges, including the consolidation of certain loan servicing operations, the closure of an FMAC satellite loan production office and the outsourcing of our internal audit function.

          The following tables illustrate general and administrative expenses, by platform (not reflecting the allocation of branch network general and administrative expenses), for the periods indicated:

	For the Three Months Ended
	September 30, 2001	September 30, 2000
	(Dollars in thousands)
Retail Platform	$26,060	$19,438
Commercial Platform	3,477	13,657

Subtotal	29,537	33,095
Indirect corporate overhead (1)	7,490	5,669

Total	$37,027	$38,764

	For the Nine Months Ended
	September 30, 2001	September 30, 2000
	(Dollars in thousands)
Retail Platform	$ 76,094	$ 56,724
Commercial Platform	18,527	45,064

Subtotal	94,621	101,788
Indirect corporate overhead(1)	22,529	21,089

Total	$ 117,150	$ 122,877

(1)	Amount represents indirect corporate expenses not specifically identifiable with, or allocable to, our business platforms.

          The following tables illustrate the ratio of general and administrative expenses to average total assets, including auto-related securitized assets, on an annualized basis for the periods indicated:

For the Three Months Ended
	September 30, 2001	September 30, 2000
(Dollars in thousands)
General and administrative expenses	$ 37,027	$ 38,764
Average total assets, including auto-related securitized assets	$ 4,357,844	$ 6,780,742

Annualized general and administrative expenses to average total assets, including auto-related securitized assets	3.40%	2.29%

For the Nine Months Ended
	September 30, 2001	September 30, 2000
(Dollars in thousands)
General and administrative expenses	$ 117,150	$ 122,877
Average total assets, including auto-related securitized assets	$ 4,909,364	$ 6,857,768

Annualized general and administrative expenses to average total assets, including auto-related securitized assets	3.18%	2.39%

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

          The following tables illustrate the efficiency ratio for the periods indicated:

	For the Three Months Ended
	September 30, 2001	September 30, 2000
	(Dollars in thousands)
General and administrative expenses	$ 37,027	$ 38,764
Operating revenues, as defined	$ 41,710	$ 56,098

Efficiency ratio	88.8%	69.1%

	For the Nine Months Ended
	September 30, 2001	September 30, 2000
	(Dollars in thousands)
General and administrative expenses	$117,150	$122,877
Operating revenues, as defined	$142,840	$177,237

Efficiency ratio	82.0%	69.3%

          The increase in the efficiency ratio for the third quarter of 2001, as compared to the third quarter of 2000, was due to lower net interest income and net leasing-related rental income partially offset by higher noninterest income and lower general and administrative expenses. The increase in the efficiency ratio for the first nine months of 2001, as compared to the first nine months of 2000, was due to lower net interest income and noninterest income partially offset by lower general and administrative expenses.

Restructuring Expenses

          As part of the Company’s ongoing efforts to focus on its core banking operations, a total of $8.2 million in restructuring charges were recorded during the second and third quarters of 2001 primarily related to the reduction in our workforce, expected to be completed by the end of 2001. The restructuring charges consisted of $6.7 million of severance and $3.3 million of facilities charges that were recorded in the second quarter partially offset by a $1.8 million reversal of an accrual related to severance payments which were disallowed by our primary regulator during the third quarter of 2001. As previously announced, the reduction in our workforce will affect about 100 employees primarily from business lines that we are exiting, such as franchise operations, and other non-core and redundant operations. As of September 30, 2001, $1.3 million in severance payments have been made to 25 employees impacted by the restructuring.

Revaluation of FMAC-Related Assets

          A revaluation of certain FMAC-related assets resulted in a $68.6 million pre-tax adjustment for the first nine months of 2001. The revaluation included a $31.7 million adjustment, recorded in the second quarter, related to the recently completed sale of approximately $278 million in loans to Goldman Sachs Mortgage Co. as well as writedowns of other franchise-related assets recorded primarily in the first and second quarters of 2001. The writedowns included $15.5 million in adjustments to servicing assets, $11.1 million in adjustments to residual interests on securitizations, reflecting anticipated market yields, and $5.0 million in adjustments to equity investments. During the third quarter of 2001, the revaluation charges were reduced by $1.4 million due to a $1.0 million reduction in previously recorded mark-to-market adjustments on franchise loans associated with a pending sale and a $0.4 million recovery of servicer advances written off in the second quarter of 2001.

Leasing Expenses

          Leasing expenses represent expenses related to our auto leasing activities. Because the leases are accounted for as operating leases, the corresponding assets are capitalized and depreciated to their estimated residual values over their lease terms. This depreciation expense is included in leasing expenses, along with the amortization of capitalized initial direct lease costs. Leasing expenses were $16.6 million for the third quarter of 2001 as compared to $17.3 million for the third quarter of 2000. The slight decrease in leasing expenses for the third quarter of 2001, as compared to the third quarter of 2000, was primarily due to lower depreciation expense associated with the declining balance of the auto lease portfolio. Leasing expenses were $61.6 million for the first nine months of 2001 as compared to $49.7 million for the first nine months of 2000. The increase in leasing expenses for the first nine months of 2001, as compared to the first nine months of 2000, was due to the $10.0 million of additional provision for impairment primarily as a result of revising the estimated residual values associated with the auto lease portfolio that was recorded during the second quarter. We ceased purchasing auto leases in June 2000.

Capital Securities

          On December 21, 1998, we issued $90 million in Capital Securities through Bay View Capital I, a business trust formed to issue the securities. The Capital Securities incur quarterly cumulative dividends at an annual rate of 9.76% of the liquidation value of $25 per share. Dividend expense on the Capital Securities was $2.3 million for the third quarter of 2001 as compared to $2.2 million for the third quarter of 2000. Dividend expense on the Capital Securities was $6.9 million for the first nine months of 2001 and $6.7 million for the first nine months of 2000.

          In September of 2000, we entered into an agreement with the Federal Reserve Bank which requires that we obtain their approval prior to disbursing any dividends associated with our Capital Securities. For the third and fourth quarters of 2000 and the first, second and third quarters of 2001, we did not receive approvals for the dividend payments. As a result, pursuant to the terms of the Capital Securities, we have deferred distributions until such time as approval can be obtained. We fully intend to continue to seek such approval; however, we cannot predict when approval may be obtained. During this deferral period, distributions to which holders are entitled will continue to accrue at an annual rate of 9.76% of the liquidation amount of $25 per Capital Security, plus accumulated additional distributions at the same rate, compounded quarterly, on any unpaid distributions (to the extent permitted by law). Holders of the Capital Securities at the time the distribution of dividends is resumed will receive the cumulative deferred distributions plus the cumulative interest thereon.

Amortization of Intangible Assets

          Amortization expense related to intangible assets was $2.8 million for the third quarter of 2001 as compared to $5.2 million for the third quarter of 2000. Amortization expense related to intangible assets was $8.5 million for the first nine months of 2001 as compared to $18.0 million for the first nine months of 2000. The decreases in amortization expense were due to the elimination of goodwill related to the BVFMAC loan production unit and Bankers Mutual. As previously discussed, our BVFMAC loan production and related operations were shut down as of September 30, 2000 and our Bankers Mutual subsidiary was sold effective June 30, 2000.

Income Taxes

          Our income tax benefit was $0.4 million for the third quarter of 2001 and $59.9 million for the first nine months of 2001. This compares to an income tax benefit of $18.2 million for the third quarter of 2000 and income tax benefit of $15.6 million for the first nine months of 2000. Our effective tax rate for the first nine months of 2001, based on our projected 2001 pre-tax loss, was a 36.5% tax benefit. This compares to an effective tax rate of 6.3% tax benefit for the first nine months of 2000. The tax benefit rate in 2000 was lower primarily due to the nondeductible write-off of FMAC goodwill.

          The total net deferred tax asset as of September 30, 2001 is $153.0 million, which is net of the $26 million valuation allowance as established in 2000.

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

          Normalized net interest income for third quarter of 2001 was $34.1 million as compared to $49.2 million for the third quarter of 2000. Normalized net interest income for the first nine months of 2001 was $110.2 million as compared to $149.4 million for the first nine months of 2000. Normalized net interest margin for the third quarter of 2001 was 3.48% as compared to 3.33% for the third quarter of 2000. Normalized net interest margin for the first nine months of 2001 was 3.26% as compared to 3.37% for the first nine months of 2000.

          The following tables illustrate normalized net interest income and net interest margin, by platform, for the periods indicated:

	For the Three Months Ended
	September 30, 2001		September 30, 2000
	Normalized Net Interest Income	Normalized Net Interest Margin	Normalized Net Interest Income	Normalized Net Interest Margin
	(Dollars in thousands)
Retail Platform	$ 13,652	2.46%	$ 24,303	3.01%
Commercial Platform	20,492	4.88	24,945	3.70

Total	$ 34,144	3.48%	$ 49,248	3.33%

	For the Nine Months Ended
	September 30, 2001		September 30, 2000
	Normalized Net Interest Income	Normalized Net Interest Margin	Normalized Net Interest Income	Normalized Net Interest Margin
	(Dollars in thousands)
Retail Platform	$ 46,586	2.42%	$ 73,155	2.92%
Commercial Platform	63,574	4.39	76,250	3.95

Total	$110,160	3.26%	$149,405	3.37%

          The decrease in normalized net interest income for the third quarter of 2001, as compared to the third quarter of 2000, was largely attributable to lower average interest-earning asset balances partially offset by an increase in normalized net interest margin. The decrease in normalized net interest income for the first nine months of 2001, as compared to the first nine months of 2000, was due to lower average interest-earning asset balances combined with a decrease in normalized net interest margin. The decreases in average interest-earning assets were primarily due to asset sales throughout the period from September 2000 to September 2001, as previously discussed. The increase in normalized net interest margin for the third quarter of 2001, as compared to the third quarter of 2000, was due to lower funding costs partially offset by lower asset yields. The decrease in normalized net interest margin for the first nine months of 2001, as compared to the first nine months of 2000, was primarily due to lower asset yields partially offset by lower funding costs. The decreases in both asset yields and funding costs were primarily due to the lower interest rate environment.

          The following tables illustrate average interest-earning assets, including our auto-related operating lease assets, by platform, for the periods indicated:

	Average Interest-Earning Assets for the Three Months Ended
	September 30, 2001	September 30, 2000
	(Dollars in thousands)
Retail Platform	$2,262,802	$3,218,182
Commercial Platform	1,648,620	2,693,531

Total	$3,911,422	$5,911,713

	Average Interest-Earning Assets for the Nine Months Ended
	September 30, 2001	September 30, 2000
	(Dollars in thousands)
Retail Platform	$2,555,613	$3,318,515
Commercial Platform	1,910,629	2,566,374

Total	$4,466,242	$5,884,889

          The decrease in the Retail Platform’s average interest-earning assets, including our auto-related operating lease assets, reflects the impact of loan sales from September 2000 through September 2001 as discussed elsewhere herein or as previously disclosed. The decrease in the Commercial Platform’s average interest-earning assets reflects franchise loan sales from September 2000 through September 2001, the December 2000 sale of franchise asset-backed securities and the impact of the writedowns related to the revaluation of our franchise-related assets from September 2000 to September 2001.

          The following tables illustrate interest-earning assets, including our auto-related operating lease assets, by platform, as of the dates indicated:

	At September 30, 2001	At December 31, 2000	At September 30, 2000
	(Dollars in thousands)
Retail Platform	$1,997,610	$2,207,366	$2,889,534
Commercial Platform	1,647,957	2,178,619	2,592,955

Total	$3,645,567	$4,385,985	$5,482,489

   The decrease in the Retail Platform’s interest-earning assets, including our auto-related operating lease assets, at September 30, 2001, as compared to December 31, 2000, reflects the impact of the sales of mortgage-backed and other investment securities during the second and third quarters of 2001 and the sale of home equity loans during the second quarter of 2001, offset by an increase in short-term investments, as previously discussed. The decrease in the Commercial Platform’s interest earning assets reflects the impact of franchise loan sales during the first nine months of 2001 and the writedowns related to the revaluation of our franchise-related assets.

Balance Sheet Analysis

          Our total assets were $4.1 billion at September 30, 2001, as compared to $5.4 billion at December 31, 2000. The decrease in total assets was primarily due to loan and lease sales and paydowns, sales of investment securities, a decline in cash and short-term investments as we utilized these funds to reduce borrowings during the first nine months of 2001, and the revaluation of our franchise-related assets, partially offset by loan and lease originations.

Securities

          The following table illustrates our securities portfolio, including mortgage-backed securities due from creditor, as of the dates indicated:

	September 30, 2001		December 31, 2000
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available-for-sale
Investment securities:
Federal National Mortgage Association stock	$ 580	$ 765	$ 580	$ 829
Federal Home Loan Bank callable notes	10,000	10,000	—	—
Freddie Mac structured notes	10,000	10,000	—	—
Asset-backed securities	15,720	15,638	—	—
Other investment securities	21,864	21,784	3,950	3,950
Retained interests in securitizations	17,867	17,867	28,437	28,230

Total investment securities	76,031	76,054	32,967	33,009

Mortgage-backed securities:
Issued by GNMA	30,222	30,355	—	—
Issued by Freddie Mac and Fannie Mae	179,129	181,490	340	341
Issued by other financial intermediaries	7,614	7,539	—	—
CMOs	52,659	52,446	262	237

Total mortgage-backed securities	269,624	271,830	602	578

Total securities available-for-sale	$345,655	$347,884	$ 33,569	$ 33,587

Held-to-maturity
Mortgage-backed securities:
Issued by GNMA	—	—	377,444	387,556
Issued by Freddie Mac and Fannie Mae	—	—	249,856	246,925
Issued by other financial intermediaries	—	—	11,827	11,803
CMOs	—	—	2,923	2,913

Total mortgage-backed securities	—	—	642,050	649,197

Total securities held-to-maturity	$ —	$ —	$642,050	$649,197

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

          During the second quarter of 2001, we transferred our remaining held-to-maturity securities to available-for-sale. The decrease in our total securities at September 30, 2001, as compared to December 31, 2000, was primarily due to sales of mortgage-backed and other investment securities, including the sales of $282.0 million of GNMA securities during the second quarter of 2001 and $116.4 million of mortgage-backed securities and Sallie Mae floating-rate bonds during the third quarter of 2001, combined with the $11.1 million revaluation of our retained interests in loan and lease securitizations during the first and second quarters of 2001, as previously discussed. The revaluation established a new cost basis for our retained interests in loan and lease securitizations. The decrease was partially offset by purchases of $83.2 million of GNMA mortgage-backed securities, $50.3 million of Fannie Mae and private-label mortgage-backed securities, $19.7 million of Sallie Mae floating-rate bonds, $16.0 million of asset-backed securities, $10.0 million of Federal Home Loan Bank callable notes, $10.0 million of Freddie Mac structured notes and $21.9 million in other investment securities, mainly trust preferred securities, for the first nine months of 2001. As a result of the transfer and subsequent sales of investment securities from our held-to-maturity portfolio during the second quarter, we do not intend to hold any investment securities as held-to-maturity in the foreseeable future.

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

Loans and Leases

          The following table illustrates our loan and lease portfolio as of the dates indicated:

	September 30, 2001	December 31, 2000
	(Dollars in thousands)
Loans and leases receivable:
Retail Platform:
Single-family mortgage loans	$ 306,788	$ 383,140
High loan-to-value home equity loans and lines of credit	13,455	100,573
Other home equity loans and lines of credit	128,780	202,324
Auto loans(1)	410,529	287,020

Total retail loans	859,552	973,057
Commercial Platform:
Multi-family mortgage loans	680,684	611,484
Commercial mortgage loans	300,265	339,764
Franchise loans	154,837	443,622
Asset-based loans, factoring loans and commercial leases	332,653	353,362
Business loans	76,020	81,365

Total commercial loans and leases	1,544,459	1,829,597
Premiums and discounts and deferred fees and costs, net	14,463	22,878

Gross loans and leases held for investment	2,418,474	2,825,532
Allowance for losses on loans and leases	(49,745)	(73,738)

Loans and leases held-for-investment, net	2,368,729	2,751,794
Loans and leases held-for-sale(2)	97,951	345,207

Loans and leases receivable	$2,466,680	$3,097,001

(1)	Amounts exclude auto-related operating lease assets reported separately from loans and leases totaling $379.2 million at September 30, 2001 and $479.8 million at December 31, 2000.
(2)	Includes loans with an unpaid principal balance of $107.8 million at September 30, 2001 and $388.3 million at December 31, 2000.

 Consistent with our strategy of exiting non-core businesses and eliminating high-risk assets, we sold $432.3 million of franchise loans, $143.0 million of home equity loans, which included approximately $90 million of high loan-to-value home equity loans, and $7.0 million of commercial loans during the first nine months of 2001. The franchise loan sales include the previously announced sale of $278 million of franchise loans to Goldman Sachs Mortgage Company which was completed in the third quarter. The sale reduced our portfolio of franchise loans to about $274 million in unpaid principal balance, down 67% from $823 million at the beginning of the year. Net of mark-to-market valuation adjustments, the net book value of our franchise loan portfolio was $252.8 million at September 30, 2001 as compared to $779.9 million at December 31, 2000. Approximately $59 million in additional franchise loans has been contracted to sell in the fourth quarter further reducing this portfolio. Loans held-for-sale totaled $98.0 million as of September 30, 2001, all of which represented franchise loans held-for-sale. We are actively pursuing opportunities to sell our remaining held-for-sale franchise loan portfolio to further reduce our concentration in franchise assets.

          We currently focus our loan and lease origination efforts on high-quality consumer and commercial loans and leases including multi-family and commercial mortgage loans. The following tables illustrate our loan and lease originations for the periods indicated:

	For the Three Months Ended
	September 30, 2001	September 30, 2000
	(Dollars in thousands)
Loan and lease originations:
Home equity loans and lines of credit	$ 30,928	$ 17,050
Auto loans and leases	87,106	75,420
Multi-family and commercial mortgage loans	89,508	43,917
Franchise loans	—	41,821
Asset-based loans, factoring loans and commercial leases	7,806	36,036
Business loans	16,908	19,534

Total originations	$232,256	$ 233,778

	For the Nine Months Ended
	September 30, 2001	September 30, 2000
	(Dollars in thousands)
Loan and lease originations:
Home equity loans and lines of credit	$ 68,830	$ 54,470
Auto loans and leases(1)	240,270	330,271
Multi-family and commercial mortgage loans	185,240	144,829
Franchise loans	—	299,103
Bankers Mutual multi-family mortgage loans(2)	—	220,145
Asset-based loans, factoring loans and commercial leases	55,988	112,721
Business loans	42,172	51,212

Total originations	$592,500	$1,212,751

(1)	Includes auto-related operating lease assets totaling $114.6 million for the nine months ended September 30, 2000 which are not included in our total loan and lease portfolio in accordance with GAAP.
(2)	100% of Bankers Mutual multi-family loans were originated and sold through seller-servicer programs administered by Fannie Mae and Freddie Mac.

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

          The following table illustrates our nonperforming assets as of the dates indicated:

	September 30, 2001	December 31, 2000
	(Dollars in thousands)
Nonaccrual loans and leases	$68,566	$ 99,608
Real estate owned	14,070	1,041
Other repossessed assets	554	524

Nonperforming assets	$83,190	$101,173

          The decrease in nonaccrual loans and leases at September 30, 2001, as compared to December 31, 2000, was primarily due to resolutions of specific franchise problem credits during the first nine months of 2001. Non-franchise nonaccrual loans and leases decreased to $22.0 million at September 30, 2001 from $29.4 million at December 31, 2000. The increase in real estate owned was primarily due to the foreclosure of certain franchise properties.

          The following table illustrates, by platform, nonperforming assets and nonperforming assets as a percentage of consolidated total assets:

	Nonperforming Assets as a Percentage of Consolidated Total Assets
	September 30, 2001		December 31, 2000
	(Dollars in thousands)
Retail Platform:
Single-family mortgage loans	$ 3,319	0.08%	$ 4,599	0.09%
Home equity loans and lines of credit	465	0.01	3,919	0.07
Auto loans	885	0.02	706	0.01

Total retail platform	4,669	0.11	9,224	0.17

Commercial Platform:
Multi-family mortgage loans	560	0.01	337	0.01
Commercial real estate loans	12,936	0.32	12,025	0.23
Franchise loans	61,181	1.50	71,790	1.34
Asset-based loans, factoring loans and commercial leases	3,417	0.08	6,565	0.12
Business loans	427	0.01	1,232	0.02

Total commercial platform	78,521	1.92	91,949	1.72

Total	$83,190	2.03%	$101,173	1.89%

      The following table illustrates, by platform, loans and leases delinquent 60 days or more as a percentage of gross loans and leases, including loans and leases held-for-sale:

	Loans and Leases Delinquent 60 Days or More as a Percentage of Gross Loans and Leases
	September 30, 2001		December 31, 2000
	(Dollars in thousands)
Retail Platform	$ 8,045	0.32%	$15,139	0.48%
Commercial Platform	80,800	3.21	68,648	2.16

Total	$88,845	3.53%	$83,787	2.64%

          The increase in loans and leases delinquent 60 days or more at September 30, 2001, as compared to December 31, 2000, was primarily due to an increase in franchise loan delinquencies.

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

1.
Allowance for loans and leases that have been individually evaluated and identified as loans or leases which have probable losses.    These loans and leases are generally larger-balance commercial or income producing real estate loans or leases which are evaluated on an individual basis. Allowance for these loans and leases are attributable to specific weaknesses in these loans or leases evidenced by factors such as a deterioration in the borrower’s ability to meet its obligations, a deterioration in the quantity or quality of the collateral securing the loan or lease, payment delinquency, or other events of default under the terms of the loan or lease agreement or promissory note.

2.
Allowance for groups of smaller-balance homogenous loans and leases that are collectively evaluated for impairment and for groups of performing larger-balance loans and leases which currently exhibit no identifiable weaknesses.    The smaller-balance homogenous loans and leases generally consist of single-family mortgage loans and consumer loans, including auto loans, home equity loans and lines of credit and unsecured personal loans. The larger-balance loans and leases generally consist of commercial or income producing real estate loans and leases. These loans and leases have specific characteristics which indicate that it is probable that a loss has been incurred in a group of loans or leases with those similar characteristics. Allowance for these groups of loans and leases are determined based on a combination of factors including historical loss experience, asset concentrations, levels and trends of classified assets, and loan and lease delinquencies. Allowance for these groups of loans and leases also include an additional allowance for certain products we have introduced more recently, such as high loan-to-value home equity loans and franchise loans and leases, where we do not have extensive historical data, other than industry experience, upon which to base our allowance levels. This additional allowance is intended to provide for those situations where our experience may be different from industry experience.

3.
Unallocated Allowance.    Management determines the unallocated portion of the allowance for losses on loans and leases based on factors that are not necessarily associated with a specific credit, group of loans or leases or loan or lease category. These factors include, but are not limited to, management’s evaluation of economic conditions in regions where we lend money, loan and lease concentrations, lending policies or underwriting procedures, and trends in delinquencies and nonperforming assets. The unallocated portion of the allowance for losses on loans and leases reflects management’s efforts to ensure that the overall allowance appropriately reflects the probable losses inherent in the loan and lease portfolio.

          The allowance for losses on loans and leases at September 30, 2001 was $49.7 million as compared to $73.7 million at December 31, 2000. The decrease in the allowance for losses on loans and leases was primarily related to the decrease in loans held-for-investment during the first nine months of 2001 due to loans transferred from held-for-investment to held-for-sale and subsequently sold. The transfer of loans from held-for-investment to held-for-sale resulted in a $53.6 million reduction to the allowance for loan and lease losses related to mark-to-market adjustments on these loans, consisting of $1.5 million in net reductions related to approximately $59 million in additional franchise loans that have been contracted to sell in the fourth quarter, $47.3 million related to the loans sold to Goldman Sachs Mortgage Co., and $4.8 million related to the sale of home equity loans during the second quarter of 2001.

          The allowance for loan and lease losses at September 30, 2001 represents 2.06% of total loans held-for-investment. Within this allowance, $21.7 million is specifically allocated to the franchise portfolio and represents 14.04% of that portfolio. The balance of the allowance of $28.0 million represents 1.24% of the remaining loan portfolio. In addition, within the held-for-investment portfolio of loans is another $11.7 million of mark-to-market valuation adjustments on loans transferred from held-for-sale to held-for-investment which is available to absorb losses on these loans.

          The following table illustrates the allowance for losses on loans and leases as a percentage of both nonperforming assets and gross loans and leases held-for-investment:

	Allowance for Losses on Loans and Leases as a Percentage of Specified Assets
	September 30, 2001		December 31, 2000
	Assets	Percent	Assets	Percent
	(Dollars in thousands)
Nonperforming assets	$ 83,190	60%	$ 101,173	73%
Gross loans and leases held-for-investment	$2,418,474	2.06%	$2,825,532	2.61%

          The following table illustrates the changes in the allowance for losses on loans and leases for the periods indicated:

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001	Year Ended December 31, 2000
	(Dollars in thousands)
Beginning balance	$54,606	$73,738	$52,161
Transfers of loans to held-for-sale	(1,486)	(53,606)	(15,210)
Charge-offs:
Mortgage	(464)	(1,380)	(422)
Home Equity	(1,364)	(14,378)	(18,014)
Auto	(967)	(2,352)	(2,953)
Asset-based loans, factoring loans and commercial leases	(1,061)	(6,346)	(4,425)
Franchise	(4,088)	(11,886)	(1,128)
Business	—	(1,971)	(7,926)

	(7,944)	(38,313)	(34,868)
Recoveries:
Mortgage	27	79	218
Home Equity	492	1,947	3,157
Auto	434	1,089	1,488
Asset-based loans, factoring loans and commercial leases	359	1,821	1,366
Franchise	—	—	2,826

	1,312	4,936	9,055
Net charge-offs	(6,632)	(33,377)	(25,813)
Provision for losses on loans and leases	3,257	62,990	62,600

Ending balance	$49,745	$49,745	$73,738

Net charge-offs to average loans and leases (annualized)	1.03%	1.54%	0.65%

          The increases in the annualized percentage of net charge-offs to average loans and leases for the third quarter of 2001 and the nine months ended September 30, 2001, as compared to the year ended December 31, 2000, were primarily due to lower average loan and lease balance combined with higher annualized net charge-offs.

Deposits

          As a primary part of our business, we generate deposits for the purpose of funding loans, leases and securities. The following table illustrates deposits as of the dates indicated:

	September 30, 2001		December 31, 2000
	Amount	% of Total Deposits	Amount	% of Total Deposits
	(Dollars in thousands)
Transaction accounts	$1,953,768	57.7%	$1,608,499	42.9%
Retail certificates of deposit	1,430,104	42.3	1,872,562	50.0

Total retail deposits	3,383,872	100.0	3,481,061	92.9
Brokered certificates of deposit	—	—	265,251	7.1

Total	$3,383,872	100.0%	$3,746,312	100.0%

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

          The following table illustrates outstanding borrowings as of the dates indicated:

	September 30, 2001	December 31, 2000
	(Dollars in thousands)
Advances from the Federal Home Loan Bank of San Francisco	$ 99,942	$ 804,837
Securities sold under agreements to repurchase	—	103,241
Warehouse lines	—	94,134
Subordinated Notes, net	149,615	149,567
Other borrowings	1,071	1,664
Capital Securities	90,000	90,000

Total	$340,628	$1,243,443

          The lower borrowing level at September 30, 2001, as compared to December 31, 2000, was primarily due to a $705 million decrease in Federal Home Loan Bank advances resulting from prepayments of approximately $514 million during the second and third quarters of 2001 combined with $191 million in maturities during the first nine months of 2001 that were not renewed. In addition, we paid down our securities sold under agreements to repurchase used primarily to fund the securities generated from our June 2000 on-balance sheet franchise loan securitization that was subsequently sold as well as our warehouse lines related to franchise loans during the first nine months of 2001.

Liquidity

          The objective of our liquidity management program is to ensure that funds are available in a timely manner to meet loan demand and depositors’ needs, and to service other liabilities as they come due, without causing an undue amount of cost or risk, and without causing a disruption to normal operating conditions.

          We regularly assess the amount and likelihood of projected funding requirements through a review of factors such as historical deposit volatility and funding patterns, present and forecasted market and economic conditions, and existing and planned business activities. Our Risk Management Committee provides oversight to the liquidity management process and recommends policy guidelines, subject to Board of Directors approval, and courses of action to address our actual and projected liquidity needs.

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

 On September 29, 2000, Bay View Capital Corporation entered into an agreement with the Federal Reserve Bank of San Francisco. In addition to requiring prior approval to pay common stock dividends, the agreement requires us to obtain prior approval to disburse dividends associated with our 9.76% Capital Securities. We did not receive approval to disburse the quarterly dividend in the third and fourth quarters of 2000 and the first three quarters of 2001. Pursuant to the terms of the Capital Securities, we have deferred distributions on the debentures. During this deferral period, distributions to which holders are entitled will continue to accrue at an annual rate of 9.76% of the liquidation amount of $25 per Capital Security, plus accumulated additional distributions at the same rate, compounded quarterly, on any unpaid distributions (to the extent permitted by law). We fully intend to continue to seek permission to distribute the dividends at the earliest available opportunity, as the interest on these unpaid dividends is one of our highest borrowing costs.

          At September 30, 2001, we had liquidity levels with cash and overnight deposits in excess of $503.4 million, representing approximately 14.9% of total deposits.

          To assist you in analyzing our liquidity, you should review our Consolidated Statements of Cash Flows at Item 1. “Financial Statements and Supplementary Data.”

Capital Resources

          Management seeks to maintain adequate capital to support anticipated asset growth and credit risks, and to ensure that Bay View Capital Corporation and Bay View Bank are in compliance with all regulatory capital guidelines. Stockholders’ equity totaled $333.3 million at September 30, 2001, as compared to $297.8 million at December 31, 2000. Tangible stockholders’ equity, which excludes intangible assets, was $206.9 million at September 30, 2001, as compared to $162.9 million at December 31, 2000. Both increases were due to the net proceeds from our $137.5 million rights offering offset by the losses incurred for the first nine months of 2001.

          The following table illustrates the reconciliation of our stockholders’ equity to tangible stockholders’ equity as of the dates indicated:

	September 30, 2001	December 31, 2000
	(Dollars in thousands, except per share amounts)
Stockholders’ equity	$333,283	$297,849
Intangible assets	(126,377)	(134,936)

Tangible stockholders’ equity	$206,906	$162,913

Book value per share	$ 5.33	$ 9.14

Tangible book value per share	$ 3.31	$ 5.00

          The following table illustrates the changes in our tangible stockholders’ equity for the periods indicated:

	Nine Months Ended September 30, 2001	Year Ended December 31, 2000
	(Dollars in thousands)
Beginning tangible stockholders’ equity	$162,913	$302,189
Net loss	(103,948)	(326,197)
Additional intangible assets related to acquisitions accounted for under the purchase method of accounting	—	(22,095)
Write-off of intangible assets related to Bankers Mutual	—	2,776
Write-off of intangible assets related to FMAC		192,622
Net proceeds from issuance of common stock	108,000	—
Net proceeds from issuance of preferred stock	26,400	—
Expense realized on stock options with below market strike price	4,260	—
Amortization of intangible assets	8,476	20,766
Exercise of stock options and distribution of directors’ retirement plan shares	73	94
Cash dividends declared	—	(9,780)
Other	732	2,538

Ending tangible stockholders’ equity	$206,906	$162,913

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

          Bay View Bank’s regulatory capital levels at September 30, 2001 exceeded both the minimum requirements as well as the requirements necessary to be considered well-capitalized as illustrated in the following table:

	Actual		Minimum Requirement		Well-Capitalized Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 Leverage	$220,770	5.67%	$155,846	4.00%	$194,808	5.00%
Tier 1 Risk-based	$220,770	7.46%	$118,379	4.00%	$177,568	6.00%
Total Risk-based	$307,999	10.41%	$236,758	8.00%	$295,947	10.00%

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

          At September 30, 2001, Bay View Capital Corporation exceeded the minimum regulatory capital requirements as illustrated in the following table:

	Actual		Minimum Requirement
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage	$162,041	4.09%	$158,561	4.00%
Tier 1 risk-based	$162,041	4.80%	$135,113	4.00%
Total risk-based	$285,460	8.45%	$270,226	8.00%

Share Repurchase Program

          In August 1998, our Board of Directors authorized the repurchase of up to $50 million in shares of our common stock. During 1999 we repurchased 460,000 shares of our common stock for $8.3 million at an average price of $18.22 per share. In November 1999, our treasury shares were reissued in conjunction with the acquisition of FMAC. At September 30, 2001, we had approximately $17.6 million in remaining authorization available for future share repurchases. Pursuant to our agreement with the Federal Reserve Bank of San Francisco, we must obtain prior written approval before repurchasing shares.

Impact of New Accounting Standards

          In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies the criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company has adopted the provisions of Statement 141 effective July 1, 2001 and is required to adopt Statement 142 effective January 1, 2002.

          Statement 141 will require, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle as of January 1, 2002.

          In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill (and equity-method goodwill) is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of earnings.

          And finally, any unamortized negative goodwill (and negative equity-method goodwill) existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

          As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $119.3 million and unamortized identifiable intangible assets in the amount of $4.5 million, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill and other identifiable intangible assets was $20.8 million for the year ended December 31, 2000 and $8.5 million for the nine months ended September 30, 2001. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Asset and Liability Management

          The objective of our asset and liability management activities is to improve our earnings by adjusting the type and mix of assets and liabilities to effectively address changing conditions and risks. Through overall management of our balance sheet and by controlling various risks, we seek to optimize our financial returns within safe and sound parameters. Our operating strategies for attaining this objective include managing net interest margin through appropriate risk/return pricing of assets and liabilities and emphasizing growth in retail deposits, as a percentage of interest-bearing liabilities, to reduce our cost of funds. Our strategy includes originating and purchasing quality assets with higher risk-adjusted yields and selling assets with lower risk-adjusted yields or repricing characteristics that do not meet our objectives for interest rate risk. We also seek to improve earnings by controlling noninterest expense, enhancing noninterest income and utilizing improved information systems to facilitate our analysis of the profitability of our business platforms. We also may use risk management instruments to modify interest rate characteristics of certain assets or liabilities to hedge against our exposure to interest rate fluctuations, reducing the effects these fluctuations might have on associated cash flows or values. These risk management instruments, also referred to as derivative instruments, included interest rate exchange agreements, or “swaps”, forward sales contracts, and interest rate option contracts, commonly referred to as “caps”. Derivative financial instruments involve, to varying degrees, elements of credit risk. Credit risk is defined as the possibility of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract. Finally, we perform internal analyses to measure, evaluate and monitor risk.

Interest Rate Risk

          Interest rate risk is the most significant market risk impacting the Company. Interest rate risk occurs when interest rate sensitive assets and liabilities do not reprice simultaneously and in equal volumes. A key objective of asset and liability management is to manage interest rate risk associated with changing asset and liability cash flows and values and market interest rate movements. Our Risk Management Committee provides oversight to our interest rate risk management process and recommends policy guidelines regarding exposure to interest rates for approval by our Board of Directors. Adherence to these policies is monitored on an ongoing basis, and decisions related to the management of interest rate exposure are made when appropriate in accordance with our policies.

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

Forward Sale Contracts

          We had open forward contract positions related to Fannie Mae benchmark notes with notional amounts of $70.0 million at December 31, 2000. These contracts are used to offset fixed-rate franchise loans classified as held-for-sale. These contracts are reported at fair value with realized gains and losses charged to earnings when incurred. By July 2001, we closed out all open forward contract positions.

Caps

          Interest rate caps are option contracts that limit the cap holder’s risk associated with an increase in interest rates. If rates go above a specified interest rate (strike price or cap rate), the cap holder is entitled to receive cash payments equal to the excess of the market rate over the strike price multiplied by the notional amount. As of September 30, 2001 and December 31, 2000, we had interest rate caps with notional amounts totaling $180 million and cap rates at 7.00% and a cap index based on either the one-or three-month LIBOR rate. These caps are reported at their fair value with realized and unrealized gains and losses charged to earnings when incurred.

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

          The following table illustrates our combined asset and liability repricing as of September 30, 2001:

	Repricing Period
	Under One Year	Between One and Three Years	Between Three and Five Years	Over Five Years	Total
	(Dollars in thousands)
Assets
Cash and investments	$ 457,868	$ —	$ 17,867	$ 2,343	$ 478,078
Mortgage-backed securities and loans and leases(1)	2,112,818	563,632	225,441	265,598	3,167,489

Total interest rate sensitive assets	$2,570,686	$563,632	$243,308	$267,941	$3,645,567

Liabilities
Deposits:
Transaction accounts(2)	$1,447,730	$282,774	$211,353	$ 11,911	$1,953,768
Retail certificates of deposit	1,371,092	56,106	2,552	354	1,430,104
Borrowings(3)	—	100,000	—	240,628	340,628

Total interest rate sensitive liabilities	$2,818,822	$438,880	$213,905	$252,893	$3,724,500

Repricing gap-positive (negative)	$ (248,136)	$124,752	$ 29,403	$ 15,048	$ (78,933)

Cumulative repricing gap-positive (negative)	$ (248,136)	$(123,384)	$ (93,981)	$ (78,933)

(1)	Based on assumed annual prepayment and amortization rates, which approximate our historical experience.
(2)	We estimate transaction accounts repricing based on historical trends and the nature and types of our transaction accounts.
(3)	Includes Capital Securities.

          The simulation model discussed above also provides Risk Management Committee with the ability to simulate our net interest income. In order to measure, at September 30, 2001, the sensitivity of our forecasted net interest income to changing interest rates, both a rising and falling interest rate scenario were projected and compared to a base market interest rate forecast derived from the current treasury yield curve. For the rising and falling interest rate scenarios, the base market interest rate forecast was increased or decreased, on an instantaneous and sustained basis, by 100 and 200 basis points. At September 30, 2001, our net interest income related to these hypothetical changes in market interest rates was within our policy guidelines as illustrated in the following table:

	Net Interest Income
	–200 bp	–100 bp	+100 bp	+200 bp
Projected effect:
Net interest income	$151,154	$149,115	$145,302	$144,784
% Increase (decrease) from base net interest income	2.62%	1.23%	(1.36)%	(1.71)%
Policy guideline	0.00%	(5.00)%	(10.00)%	(15.00)%

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

Item	2. Changes in Securities

                  None

Item	3. Defaults Upon Senior Securities

                  None

Item	4. Submission of Matters to a Vote of Security Holders

                  None

Item	5. Other Information

                  None

Item	6. Exhibits and Reports on Form 8-K

a(i)	Computation of Ratios of Earnings to Fixed Charges (Exhibit 12)
b(i)	The Registrant filed the following report on Form 8-K dated July 13, 2001 as amended by Form 8-K/A during the three months ended September 30, 2001:

          On July 10, 2001, the registrant terminated KPMG LLP as principal accountants and engaged Arthur Andersen LLP as the Company’s principal accountants for the fiscal year ending December 31, 2001.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAY VIEW CAPITAL CORPORATION Registrant

DATE: November 14, 2001

/s/ JOHN W. ROSE BY: John W. Rose Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ JEFFREY O. BUTCHER BY: Jeffrey O. Butcher Senior Vice President and Controller (Principal Accounting Officer)