Form 10-K405
period 2001-12-31
BAY VIEW CAPITAL CORP
filed 2002-03-29
CIK 840387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-14879

BAY VIEW CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3078031 (I.R.S. Employer Identification No.)

1840 Gateway Drive, San Mateo, California	94404 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (650) 312-7200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange
9.125% Subordinated Notes due 2007	New York Stock Exchange
9.76% Capital Securities due 2018	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.  YES    ☒   NO    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definite proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

As of February 28, 2002, there were outstanding 62,642,747 shares of the registrant’s Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of February 28, 2002, was $400,796,071. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant).

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K – Portions of the definitive Proxy Statement for Registrants’ 2002 Annual Meeting of Stockholders to be filed not later than April 30, 2002 with the Securities and Exchange Commission are incorporated by reference in Items 10, 11, 12 and 13.

FORM 10-K

Forward-Looking Statements

This Form 10-K contains forward-looking statements which describe our future plans, strategies and expectations. All forward-looking statements are based on assumptions and involve risks and uncertainties, many of which are beyond our control and may cause our actual results, performance or achievements to differ materially from those that we anticipate. Factors that might affect forward-looking statements include, among other things:

•	our ability to remain in compliance with written regulatory agreements with government agencies;

•	the demand for our products;

•	actions taken by our competitors;

•	tax rate changes, new tax laws and revised tax law interpretations;

•	adverse changes occurring in the securities markets;

•	inflation and changes in prevailing interest rates that reduce our margins or the fair value of the financial instruments we hold;

•	economic or business conditions, either nationally or in our market areas, that are worse than we expect;

•	global, political or general economic impact of the terrorist attacks on September 11th;

•	legislative or regulatory changes that adversely affect our business;

•	the timing, impact and other uncertainties of our asset sales or securitizations;

•	technological changes that are more difficult or expensive than we expect;

•	increases in delinquencies and defaults by our borrowers and other loan delinquencies;

•	increases in our provision for losses on loans and leases;

•	our inability to sustain or improve the performance of our subsidiaries;

•	our inability to achieve the financial goals in our strategic plans, including any financial goals related to both contemplated and consummated asset sales or acquisitions;

•	the outcome of lawsuits or regulatory disputes;

•	credit and other risks of lending, leasing and investment activities; and

•	our inability to use the net operating loss carryforwards we currently have.

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

PART I

Item 1.     Business

General

Bay View Capital Corporation, incorporated under the laws of the state of Delaware in 1989, is a bank holding company headquartered in San Mateo, California. Our primary subsidiary is Bay View Bank, N.A., a commercial bank that operates 57 full service branches throughout the greater San Francisco Bay Area. (See Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” at Item 8, “Financial Statements and Supplementary Data” for further information on our subsidiaries).

Bay View Bank was organized in 1911 and became our wholly owned subsidiary when we became a holding company in 1989. Prior to 1996, Bay View Bank generated a majority of its earnings from relatively low-yielding mortgage-based assets funded primarily by retail certificates of deposit. From 1996 to 1999, our strategy was to transform Bay View Bank from a thrift to a commercial bank. During this period, we nearly doubled in size, replaced a majority of our mortgage-based loans with higher-yielding consumer and commercial loans and leases and transformed a significant portion of our deposits into lower-cost transaction accounts. In 1999, Bay View Bank officially obtained a national bank charter.

The formation of our commercial and consumer businesses and the expansion of our deposit franchise came primarily as a result of acquisitions. In June 1996, we formed our auto lending division to provide financing options through auto dealers nationwide. In April 1997, we formed our commercial lending division to provide customized financing to emerging, small and middle-market businesses throughout the country. And in January 1998, we acquired an additional 36 banking branches to become the largest deposit franchise operating exclusively in the San Francisco Bay Area.

In November 1999, we acquired Franchise Mortgage Acceptance Company, or FMAC, which included the operations of Bankers Mutual and FMAC Insurance Services. Upon the consummation of the acquisition, we contributed substantially all of FMAC’s assets and liabilities to newly formed subsidiaries of Bay View Bank – Bay View Franchise Mortgage Acceptance Company (BVFMAC) and Bankers Mutual. In June 2000, we sold substantially all of the assets of Bankers Mutual to Berkshire Mortgage Finance Limited Partnership. In September 2000, we announced the restructuring of BVFMAC’s franchise lending operations. The performance of this division was significantly dependent upon gains from franchise loan securitizations and sales to offset overhead and other associated expenses. The opportunities for these transactions during 2000 were severely limited by prevailing market conditions, which significantly reduced our earnings. As a result, we were forced to consider other viable options relative to BVFMAC, including the potential sale of the unit. After an unsuccessful attempt to sell BVFMAC, we decided in September 2000, that an immediate and permanent shutdown of all franchise loan production was in the best interests of our shareholders. In February 2001, substantially all of the assets and liabilities of FMAC Insurance Services were sold. And in June 2001, we completed the stock sale by Bay View Bank of the legal entity BVFMAC and its related servicing platform to a group of investors who were formerly part of the Company’s and BVFMAC’s management.

Because of losses we incurred in the second and third quarters of 2000 and the resulting decline in our capital ratios, Bay View Bank entered into a written agreement with the Office of the Comptroller of the Currency, sometimes referred to as the OCC, pursuant to 12 U.S.C. Section 1818(b) on September 6, 2000, and we entered into a written agreement with the Federal Reserve Bank of San Francisco pursuant to 12 U.S.C. Section 1818(b) on September 29, 2000.

The OCC agreement required, among other matters, that Bay View Bank:

•
Adopt a new strategic plan establishing objectives for Bay View Bank’s overall risk profile, earnings performance, growth, balance sheet mix, liability structure, capital adequacy and reduction of nonperforming assets;

•	Consider whether management changes should be made;

•	Develop a plan for the maintenance of adequate capital and the raising of additional capital, including a prohibition on the payment of any dividends without the prior approval of the OCC; and

•	Review its risk management program with a view to reduction of the high level of credit risk in Bay View Bank.

The Federal Reserve Bank agreement, among other matters:

•	Prohibits the payment of any dividends, including dividends on our Capital Securities, without prior approval of the Federal Reserve Bank; and

•	Required the development of a plan to maintain capital adequacy and raise additional capital.

In May 2001, we completed a rights offering and a concurrent offering to standby purchasers that generated aggregate gross proceeds of $137.5 million. With this additional capital, we implemented a new strategic plan that included exiting businesses inconsistent with a California-focused bank and included assumptions related to the liquidation of our remaining franchise-related assets and operations and our remaining high loan-to-value home equity loans. Our results for 2001 include specific charges consistent with our new strategic plan. The specific charges were primarily related to the disposition of franchise-related assets, restructuring charges primarily related to the reduction in our workforce announced in May 2001 and prepayment penalties related to a reduction in higher-cost borrowings.

Business Overview

Our principal business activity as a commercial bank is to earn interest on loans, leases and investment securities that are funded by customer deposits and other borrowings. The difference between interest received and interest paid comprises the majority of our operating earnings. Our primary lending activities consist of multi-family and commercial real estate lending, consumer auto and home equity lending, and commercial business financing. Our 57-branch deposit franchise provides personalized banking services to individuals and businesses and is a significant source of funding for our lending operations. The operating results of our major business segments are accounted for and presented by platform. (See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further details and financial information related to our Retail Platform and our Commercial Platform).

Lending Activities

Real Estate Lending

At December 31, 2001, real estate loans totaled $1.3 billion, representing 52.6% of our gross loan and lease portfolio before net premiums and discounts and net deferred fees and costs. The real estate loan portfolio is comprised of single-family residential mortgage loans, multi-family residential mortgage loans and nonresidential commercial real estate loans.

Single-Family Residential Mortgage Loans (one to four units)—At December 31, 2001, loans secured by single-family residential real estate totaled $277.3 million, representing 11.6% of our gross loan and lease portfolio before net premiums and discounts and net deferred fees and costs. Approximately 48% of these loans are adjustable-rate mortgages, sometimes referred to as ARMs, and generally have original terms of 30 years. We discontinued originating single-family loans in 1996 and, as a result, the portfolio of single-family loans has decreased as these loans have paid off and/or been sold. We anticipate that this portfolio will continue to decline as a percentage of our assets.

Multi-Family Residential Mortgage Loans (five or more units)—At December 31, 2001, loans secured by multi-family residential real estate totaled $697.3 million, representing 29.0% of our gross loan and lease portfolio before net premiums and discounts and net deferred fees and costs. The loans that we hold in our portfolio are primarily fully-amortizing ARMs with original terms of 30 years or 15-year ARMs with monthly payments calculated on a 30-year amortization period with a balloon payment due at maturity. Prior to 1996, we originated ARMs that were indexed to the Federal Home Loan Bank’s Eleventh District Cost of Funds Index, sometimes referred to as COFI. COFI is considered a lagging index because its interest rate movements generally lag behind changes in market interest rates. Since that time, our originations have been based on indexes other than COFI, such as the London Interbank Offered Rate, or LIBOR. At December 31, 2001, only 11.5% of our multi-family loans were COFI-indexed loans.

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

Nonresidential Commercial Real Estate Loans—At December 31, 2001, loans secured by nonresidential commercial real estate totaled $289.1 million, representing 12.0% of our gross loan and lease portfolio before net premiums and discounts and net deferred fees and costs. The majority of our commercial real estate loans are ARMs. ARMs secured by commercial real estate are generally made on the same terms and conditions as ARMs secured by multi-family residences.

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

Underwriting Policies and Procedures for Real Estate Loans—Multi-family and commercial real estate lending entails significant additional risks compared to single-family residential mortgage lending. Income-producing property loans may involve large loan balances to single borrowers or groups of related borrowers. In addition, repayment of loans secured by multi-family and commercial real estate properties is typically dependent upon the successful operation of the properties, as well as favorable conditions in the real estate market and/or the economy in general.

We originate multi-family and commercial real estate loans through internal loan production personnel. As part of the loan underwriting process, staff appraisers or qualified independent appraisers inspect and appraise the property that will secure the loan. A loan underwriter analyzes the merits of the loan based upon information obtained relative to the borrower and property (e.g., income, credit history, assets, liabilities, cash flows and the value of the real property as stated on the appraisal report). Loans are then approved at various levels of authority depending upon the amount and type of loan.

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

Consumer Lending

At December 31, 2001, consumer loans totaled $589.2 million, representing 24.5% of our gross loan and lease portfolio before net premiums and discounts and net deferred fees and costs. The consumer loans are comprised primarily of auto loans and home equity loans and lines of credit.

Automobile Financing—At December 31, 2001, auto loans totaled $444.6 million, representing 18.5% of our gross loan and lease portfolio before net premiums and discounts and net deferred fees and costs. Additionally, auto operating lease assets, excluded from our loan and lease portfolio, totaled $339.3 million at December 31, 2001, representing 8.45% of our consolidated assets. We underwrite and purchase new and used fixed-rate prime auto loans on an indirect basis. During 1998, we entered into an agreement with Lendco Financial Services for the purchase of auto loans and leases which expired on June 30, 2000. Accordingly, we ceased purchasing auto loans and leases from Lendco during June 2000. The auto leases are accounted for as operating leases and the lease asset is capitalized and depreciated to its estimated residual value over the term of the lease.

We underwrite all loans and leases that we purchase. Our underwriting standards focus on the borrower’s ability to repay, as demonstrated by debt-to-income ratios, as well as the borrower’s willingness to repay, as demonstrated by Fair, Isaac & Company Credit Bureau scores, sometimes referred to as FICO scores.

We periodically securitize and/or sell our auto loans. There were no securitizations and/or sales of auto loans during 2001.

Home Equity Lending—At December 31, 2001, home equity loans and lines of credit totaled $144.6 million, representing 6.0% of our gross loan and lease portfolio before net premiums and discounts and net deferred fees and costs. Bay View Bank originates conventional home equity loans and lines of credit through its branch network. We have also purchased home equity loans. Throughout 1998 and the first quarter of 1999, we purchased uninsured high loan-to-value home equity loans. We define high loan-to-value home equity loans as loans with a combined loan-to-value ratio of 100% or more. During 1999, we ceased purchasing these uninsured high loan-to-value home equity loans and focused our production efforts on originating higher-quality conventional home equity loans and lines of credit (where combined loan-to-value ratios are less than 100%, typically 80% to 90%) or insured high loan-to-value home equity loans where 100% of the loan is insured against credit losses. During 2001, we sold $142.8 million of home equity loans, which included approximately $90.0 million of high loan-to-value home equity loans. At December 31, 2001, our portfolio included $128.1 million in conventional home equity loans, $12.2 million in high loan-to-value home equity loans and $4.3 million in 100% insured high loan-to-value home equity loans.

We underwrite all home equity loans that we originate and purchase. Our underwriting standards for home equity loans focus on debt-to-income ratios and FICO scores.

Commercial Lending

Asset-Based Lending, Factoring and Equipment Leasing—At December 31, 2001, our commercial loans and leases, excluding franchise loans, totaled $310.1 million, representing 12.9% of our gross loan and lease portfolio before net premiums and discounts and net deferred fees and costs. Approximately $211.6 million of the loans and leases outstanding at December 31, 2001 were asset-based loans, including $103.6 million in asset-based participation loans, another $56.9 million of the balance were related to receivable factoring and $41.6 million were equipment leases. Asset-based and factoring loans are primarily adjustable-rate loans based on the prime rate index. Our equipment leases are fixed-rate direct financing leases. We employ underwriting procedures which include, among other things, continuous reviews of the borrower’s financial condition and periodic audits of the receivables, equipment or other assets securing the loans and leases.

Business Loans and Lines of Credit—At December 31, 2001, our business loans totaled $79.9 million, representing 3.3% of our gross loan and lease portfolio before net premiums and discounts and net deferred fees and costs. The business loans are comprised primarily of business lending products (e.g., business term loans and lines of credit), which are offered in conjunction with other services in order to expand Bay View Bank’s customer base and make us more competitive in the commercial business banking environment.

Franchise Lending—At December 31, 2001, our commercial franchise loans totaled $160.1 million, representing 6.7% of our gross loan and lease portfolio before net premiums and discounts and net deferred fees and costs. This total included $40.6 million of franchise loans held-for-sale. We purchased and originated franchise loans until the restructuring of BVFMAC in September 2000. Since then, we have focused on reducing our concentration of franchise assets through loan sales. During 2001, franchise loan sales totaling $488.2 million, as well as loan payoffs and amortization have helped reduce our franchise loan concentration to the current book value, net of mark-to-market adjustments, of $160.1 million at December 31, 2001 from $779.9 million at December 31, 2000.

Our franchise loans are primarily fully-amortizing, long-term, fixed- or adjustable-rate loans provided for purposes other than development and construction of business units. These loans generally have a maximum term and amortization period of up to 20 years. Fixed-rate loans are based upon U.S. Treasury rates plus a spread while adjustable-rate loans are tied to LIBOR plus a spread and generally reprice on a monthly basis. At December 31, 2001, total franchise loans included $77.6 million of loans to restaurant franchisees and $82.5 million of loans to gas stations and convenience store operators.

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

Investing Activities

Our investing activities primarily involve the purchase and sale of mortgage-backed securities. We purchase securities to supplement our loan and lease production. Our portfolio includes mortgage-backed securities issued by the Government National Mortgage Association, or GNMA, Fannie Mae, and Freddie Mac and senior tranches of private issue collateralized mortgage obligations, or CMO’s which carry less prepayment and credit risk as compared to other collateralized mortgage obligation tranches. In addition to these securities, we also hold asset-backed securities, retained interests in loan and lease securitizations, U.S. government agency notes and other short-term securities, including federal funds sold and commercial paper.

Securities are classified as held-to-maturity or available-for-sale. We do not maintain a trading portfolio. Securities in the held-to-maturity category consist of securities purchased for long-term investment in order to enhance our ongoing stream of net interest income. Securities deemed held-to-maturity are classified as such because we have both the intent and ability to hold these securities to maturity. Securities purchased to meet investment-related objectives such as interest rate risk and liquidity management, but which may be sold as necessary to implement management strategies, are designated as available-for-sale at the time of purchase. We also hold retained interests in our franchise and auto loan securitizations which are designated as securities available-for-sale. During the second quarter of 2001, we transferred our remaining held-to-maturity securities to available-for-sale. As a result of the transfer and subsequent sales of securities from our held-to-maturity portfolio during the second quarter, we do not intend to hold any securities as held-to-maturity in the foreseeable future. At December 31, 2001, we had $377.9 million in securities available-for-sale consisting of $278.9 million of mortgage-backed securities, $47.9 million in trust preferred securities, $14.1 million in asset-backed securities, $13.9 million in retained interests, $10.0 million in Federal Home Loan Bank callable notes and $13.1 million in other investment securities. During 2001, we sold $398.5 million of mortgage-backed and other investment securities.

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

As part of our strategy to reduce high-cost borrowings, we prepaid $614.4 million of Federal Home Loan Bank advances throughout 2001 resulting in prepayment penalties of $8.2 million. Additionally, we paid down our securities sold under agreements to repurchase as well as our warehouse lines related to franchise loans during 2001.

On December 31, 2001, we completed a financing secured by the contractual cash flows of our auto lease portfolio. The transaction was recorded as a secured financing in accordance with accounting principles generally accepted in the United States of America and resulted in an increase in other borrowings of approximately $136.5 million at December 31, 2001. The transaction was treated as a sale for tax purposes.

Debt

At December 31, 2001, we had approximately $239.6 million of debt outstanding. This debt is comprised of (i) $99.6 million of 9.125% Subordinated Notes due August 15, 2007 issued in August 1997 by Bay View Capital Corporation, (ii) $50 million of 10.00% Subordinated Notes due August 31, 2009 issued in August 1999 by Bay View Bank and (iii) $90 million of 9.76% Capital Securities due December 31, 2028 issued in December 1998 by Bay View Capital I, a Delaware business trust sponsored by Bay View Capital Corporation.

Competition

The banking and financial services industry in general, and specifically in California and the San Francisco Bay Area, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, including the 1999 Financial Services Modernization Act, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. We compete for loans and leases, deposits and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions and other nonbank financial services providers. Many of these competitors are much larger in total assets and capitalization, have greater access to existing and newly emerging capital markets and offer a broader range of financial services than Bay View Bank. In addition, recent federal legislation may have the effect of further increasing the pace of consolidation within the financial services industry.

In order to compete with other financial services providers, we principally rely upon local promotional activities, personal relationships with our customers and specialized services tailored to meet the needs of the communities served. In those instances when we are unable to accommodate a customer’s needs, we may arrange for those services to be provided by our correspondents. Bay View Bank has branch offices located in the following San Francisco Bay Area counties: San Francisco, San Mateo, Santa Clara, Marin, Contra Costa, Alameda, Sonoma, Solano and Santa Cruz. In addition, we operate various lending facilities through a nationwide network of loan production offices.

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

Our business is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System, sometimes referred to as the Federal Reserve Board. The Federal Reserve Board implements national monetary policies, with objectives such as curbing inflation and combating recession, through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, leases, investments and deposits, and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. We cannot predict the nature or impact on us of any future changes in monetary and fiscal policies.

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

Bay View Bank, N.A.

Bay View Bank, N.A., as a national banking association, is subject to primary supervision, examination and regulation by the Office of the Comptroller of the Currency, sometimes referred to as the OCC. To a lesser extent, Bay View Bank is also subject to regulations of the Federal Deposit Insurance Corporation, sometimes referred to as the FDIC, which insures our deposit accounts, and the Federal Reserve Board. Various remedies are available to the OCC if, as a result of an examination, it determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of Bay View Bank’s operations are unsatisfactory, or that Bay View Bank or its management is violating or has violated any law or regulation. Such remedies include the power to enjoin “unsafe or unsound practices”, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of Bay View Bank, to assess civil monetary penalties, and to remove officers and directors. The FDIC has similar enforcement authority, in addition to its authority to terminate Bay View Bank’s deposit insurance in the absence of action by the OCC and upon a finding that we are in an unsafe or unsound condition, are engaging in unsafe or unsound activities, or that our conduct poses a risk to the deposit insurance fund or may prejudice the interest of our depositors.

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

Agreements with Regulatory Agencies

As previously discussed, during the third quarter of 2000, we entered into formal agreements with the OCC and the Federal Reserve Bank of San Francisco. (See Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” at Item 8, “Financial Statements and Supplementary Data”).

Dividends and Other Transfers of Funds

Our principal source of income has historically been dividends from Bay View Bank. Bay View Bank is a legal entity separate and distinct from Bay View Capital Corporation. Bay View Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to us. In addition, the OCC has the authority to prohibit Bay View Bank from paying dividends, depending upon its financial condition, if such payment is deemed to constitute an unsafe or unsound practice. As a national bank, Bay View Bank may pay dividends in any one calendar year equal to its net earnings in that calendar year plus net earnings for the previous two calendar years, less any dividends paid during this three-year period. Under Bay View Bank’s current agreement with the OCC, dividends may not be declared or distributed to us without the prior written approval of the OCC.

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

Capital Standards

The Federal Reserve Board and the OCC have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions, and for items such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with a higher degree of credit risk, such as commercial loans.

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

At December 31, 2001, we exceeded the minimum requirements for Tier 1 risk-based capital while our Tier 1 leverage ratio was 3.73% and our total risk-based capital ratio was 7.62%. At December 31, 2001, Bay View Bank exceeded both the minimum requirements as well as the requirements to be considered well-capitalized. (See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16 to the Consolidated Financial Statements, “Stockholders’ Equity and Regulatory Capital Requirements,” at Item 8, “Financial Statements and Supplementary Data” for further discussion of our capital ratios).

Prompt Corrective Action and Other Enforcement Mechanisms

Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. The OCC, which regulates Bay View Bank, has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based upon its capital ratios: “well-capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized”. At December 31, 2001, Bay View Bank exceeded the ratios required for classification as “well-capitalized”.

An institution that, based upon its capital levels, is classified as well-capitalized, adequately capitalized or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. A significantly undercapitalized institution cannot be treated as critically undercapitalized unless its capital ratio actually warrants such treatment.

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

The FDIC charges an annual assessment for the insurance of deposits based on the risk that a particular institution poses to its deposit insurance fund. The risk classification is based on an institution’s capital group and supervisory subgroup assignment. Effective January 2, 2002, our total deposit insurance premium was 18.82 basis points per $100 of insured deposits (See Note 16 to the Consolidated Financial Statements, “Stockholders’ Equity and Regulatory Capital Requirements,” at Item 8, “Financial Statements and Supplementary Data”).

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

A bank’s compliance with its CRA obligations is based upon a performance-based evaluation system which bases CRA ratings on an institution’s lending, service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve Board will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. Based on an examination conducted April 3, 2000, Bay View Bank was rated “satisfactory” in complying with its CRA obligations.

Employees

At December 31, 2001, we had a total of 895 employees on a full-time equivalent basis, consisting of both full-time and permanent part-time employees, as follows:

Bay View Bank, N.A. and Subsidiaries	788
Bay View Capital Corporation	107

Total	895

Our employees are not represented by any unions or covered by any collective bargaining agreements. We consider our relations with our employees to be satisfactory.

Executive Officers of the Registrant

The following table sets forth certain information regarding the executive officers of the Registrant:

Name	Age	Position	Year Appointed

Robert B. Goldstein	61	Director, President and Chief Executive Officer	2001

Richard E. Arnold	61	Executive Vice President and Chief Operating Officer, Bay View Bank	2001

James A. Badame	58	President, Bay View Acceptance Corporation	1998

Charles G. Cooper	54	Executive Vice President and Chief Credit Officer	2001

Ronald L. Reed	55	Executive Vice President and Director of Management Information Systems and Loan Servicing	1997

John W. Rose	52	Executive Vice President and Chief Financial Officer	2001

Barbara H. Teaford	54	Executive Vice President and Director of Commercial Lending and Business Development, Bay View Bank	2001

Carolyn Williams-Goldman	40	Executive Vice President, Chief Administration Officer, General Counsel and Corporate Secretary	2001

The business experience of each of our executive officers is as follows:

Mr. Goldstein has served as a Director, President and Chief Executive Officer of Bay View Capital Corporation since March 2001. He joined Bay View from his position as President of the Jefferson Division (previously Jeffbanks, Inc.) of Hudson United Bank in Philadelphia. From 1997 until its merger with Jeffbanks in 1998, Mr. Goldstein served as Chairman and Chief Executive Officer of Regent Bancshares Corp. of Philadelphia. Prior to 1997, he served as President and Chief Executive Officer of Lafayette American Bank of Bridgeport, Connecticut and as Vice Chairman of the Board for National Community Banks, Inc. of West Patterson, New Jersey.

Mr. Arnold, Executive Vice President, was appointed Chief Operating Officer of Bay View Bank in May 2001. Mr. Arnold has been with Bay View for four years and had served as Executive Vice President, Director of Sales and Banking Administration since 1997. Previously, he served as Executive Vice President of First Interstate Bank and was responsible for all branch-banking activities in northern California. Prior to joining First Interstate Bank in 1990, he held executive and management positions at Security Pacific Bank in a career that spanned over 30 years.

Mr. Badame has served as President of Bay View Acceptance Corporation since 1998. Prior to joining the Company, he served as Director of Operations for Triad Financial Corporation, a non-prime indirect automobile loan originator. He has over 25 years of experience in the indirect retail and wholesale automobile dealer financing business in a commercial bank environment, including management and executive positions with Bank of America, Marine Midland Bank and Imperial Thrift. Mr. Badame has also held sales, business and general management positions with General Motors, Chrysler and Honda franchisees in the retail automobile industry.

Mr. Cooper, Executive Vice President, was appointed Chief Credit Officer of Bay View Capital Corporation in May 2001. Previously, he served as Executive Vice President and Chief Credit Officer at Lone Star Bank of Dallas. Prior to joining Lone Star Bank, he was Senior Vice President of Loan Administration at Compass Bank in Dallas from 1996 to 2000 and Senior Vice President of Loan Administration at First Interstate Bank of Texas from 1995 to 1996. Mr. Cooper has more than 30 years of experience in the banking industry. He started his career as a bank examiner with the FDIC where he served for 13 years. In his tenure at the FDIC, Mr. Cooper spent more than three years as a field office supervisor responsible for the direct regulatory supervision of more than 100 banks.

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

Mr. Rose, Executive Vice President, has served as Chief Financial Officer of Bay View Capital Corporation since May 2001. Prior to joining Bay View, he served for some 10 years as President of McAllen Capital Partners, a financial advisory firm in Hermitage, Pennsylvania. Mr. Rose has nearly 30 years of financial management experience and has previously served as Executive Vice President of the bank holding company F.N.B. Corporation of Hermitage, Pennsylvania, as president of the Livingston Financial Group, a Chicago-based small bank investment company, and as Chief Financial Officer for ABN/LaSalle National Bank in Chicago.

Ms. Teaford was appointed Executive Vice President and Director of Business Development for Bay View Bank in April 2001. In September 2001, she took on the additional responsibilities of heading Bay View Bank’s newly expanded commercial lending unit and assumed the title of Executive Vice President and Director of Commercial Lending and Business Development. Before joining Bay View, Ms. Teaford was the Executive Vice President and Manager of the Pennsylvania Trust office of Hudson United Bank’s Jefferson division from 1999 to 2001. Previously, she served as Executive Vice President and Director of the Jefferson Bank from 1997 to 1999. Prior to Jefferson Bank, Ms. Teaford was at Regent National Bank in Philadelphia from 1987 to 1997, serving as President from April 1997.

Ms. Williams-Goldman, Executive Vice President, was promoted to Chief Administration Officer, General Counsel and Corporate Secretary in May 2001. Ms. Williams-Goldman joined Bay View in 1994. Most recently, she was Executive Vice President and Director of Administration. She also has served as Senior Vice President, Director of Human Resources, and Assistant Vice President and Associate Counsel. Previously, she served as Vice President and Counsel at First Nationwide Bank in San Francisco. Prior to her service with First Nationwide Bank, she was an Associate in the Business Law and Banking Practice Groups of Winthrop, Stimson, Putnam & Roberts. She is a member of the State Bars of California and New York.

There is no family relationship among the above officers. All executive officers serve at the discretion of the Board of Directors.

Item 2.     Properties

At December 31, 2001, we occupied a total of 72 offices plus our administrative corporate office under operating lease agreements expiring at various dates through the year 2016. In most instances, these lease arrangements include options to renew or extend the lease at market rates. Bay View Bank owns the property on which four of its branches are located. We also own leasehold improvements, furniture and equipment at our offices and branches, all of which are used in our business activities.

Item 3.     Legal Proceedings

On November 9, 2000, Morgan Guaranty Trust filed a claim in the U.S. District Court, Southern District of New York, against BVFMAC alleging breach of certain representations and warranties in connection with the sale of loans to Morgan Guaranty Trust by the former Franchise Mortgage Acceptance Company. All filings for the parties’ summary judgment motions have been filed and are pending further court action. The liability, if any, cannot be estimated at this time. The matter will continue to be vigorously defended.

Item 4.     Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended December 31, 2001.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

At December 31, 2001, our common stock was traded on the New York Stock Exchange under the stock symbol “BVC.” At December 31, 2001, 62,579,129 shares of our common stock were outstanding, which were owned by 1,484 stockholders of record.

The following tables illustrate quarterly closing stock price activity and dividends declared for 2001 and 2000:

	2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Stock price—high	$7.22	$7.48	$7.78	$7.48
Stock price—low	$4.27	$3.64	$6.53	$6.61
Dividends	$—	$—	$—	$—

	2000
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Stock price—high	$13.44	$11.25	$10.75	$10.00
Stock price—low	$7.19	$6.56	$8.50	$4.94
Dividends	$0.10	$0.10	$0.10	$—

Our ability to pay dividends is subject to certain restrictions and limitations pursuant to applicable laws and regulations. During the third quarter of 2000 we entered into an agreement with the Federal Reserve Bank that, among other matters, requires prior approval of any dividend payments on our common stock. Our primary source of income is dividends from Bay View Bank. Bay View Bank is prohibited from paying dividends to us without prior approval of the OCC under its agreement with the OCC. (See Note 16 to the Consolidated Financial Statements, “Stockholders’ Equity and Regulatory Capital Requirements,” at Item 8, “Financial Statements and Supplementary Data”).

Item 6.      Selected Financial Data—Five-Year Financial Information

	At December 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands)
Selected Balance Sheet Information(1)
Total assets	$4,014,105	$5,360,931	$6,498,700	$5,596,232	$3,246,476
Mortgage-backed securities	278,891	642,628	654,713	635,389	470,261
Loans and leases held-for-investment, net	2,326,787	2,751,794	4,295,246	4,191,269	2,373,113
Loans and leases held-for-sale	40,608	345,207	66,247	—	—
Investment in operating lease assets, net	339,349	479,829	463,088	183,453	—
Deposits	3,234,927	3,746,312	3,729,780	3,269,637	1,677,135
Borrowings	287,168	1,153,443	1,935,517	1,833,116	1,355,976
Intangible assets	123,573	134,936	329,005	134,088	29,507
Capital Securities	90,000	90,000	90,000	90,000	—
Stockholders’ equity	336,187	297,849	631,194	377,811	173,627

	For the Year Ended December 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands, except per share amounts)
Selected Results of Operations Information(1)
Interest income	$302,745	$460,192	$421,656	$406,363	$242,244
Interest expense	(180,497)	(294,752)	(251,172)	(251,762)	(154,908)

Net interest income	122,248	165,440	170,484	154,601	87,336
Provision for losses on loans and leases	(71,890)	(62,600)	(28,311)	(9,114)	(1,952)
Leasing income	92,305	97,207	58,558	11,341	—
Gain (loss) on sales of assets and liabilities, net	(10,547)	(52,606)	10,058	1,060	925
Other income, net	25,411	32,041	22,916	18,671	11,830
General and administrative expenses	(155,287)	(136,718)	(112,598)	(113,567)	(71,913)
General and administrative expenses—franchise loan production	—	(15,561)	(2,395)	—	—
General and administrative expenses—Bankers Mutual	—	(6,311)	(2,123)	—	—
Restructuring charges	(6,935)	(9,213)	—	—	—
Revaluation of franchise-related assets	(70,146)	(101,894)	—	—	—
Leasing expense	(86,120)	(69,350)	(40,188)	(7,682)	—
Dividend expense on Capital Securities	(9,774)	(8,989)	(8,935)	(244)	—
Real estate operations, net	(2,085)	(65)	238	240	1,128
Provision for losses on real estate owned	(2,936)	—	—	—	—
Amortization of intangible assets	(11,280)	(11,158)	(11,993)	(11,372)	(4,088)
Amortization of intangible assets—franchise	—	(9,608)	(1,694)	—	—
Write-off of intangible assets—franchise	—	(192,622)	—	—	—

Income (loss) before income tax (expense) benefit	(187,036)	(382,007)	54,017	43,934	23,266
Income tax (expense) benefit	85,866	55,810	(25,053)	(21,215)	(9,245)

Net income (loss)	$(101,170)	$(326,197)	$28,964	$22,719	$14,021

Earnings (loss) per diluted share	$(1.99)	$(10.00)	$1.36	$1.12	$1.06
Dividends declared per share	$—	$0.30	$0.30	$0.40	$0.34

	At and For the Year Ended December 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands, except per share amounts)
Selected Other Information(1)
Net interest margin	3.18%	3.13%	3.23%	3.03%	2.86%
Return on average assets	(2.21%)	(5.20%)	0.49%	0.41%	0.45%
Return on average equity	(30.96%)	(58.80%)	7.00%	5.87%	7.32%
Ratio of total equity to total assets	8.38%	5.56%	9.71%	6.75%	5.35%
Book value per share	$5.37	$9.14	$19.38	$19.77	$14.38
Dividend payout ratio	N/A	N/A	19.26%	35.57%	30.53%
Nonperforming assets	$89,817	$101,173	$25,939	$18,020	$15,766
Ratio of nonperforming assets to total assets	2.24%	1.89%	0.40%	0.32%	0.49%

(1)
Includes the acquisitions of Bay View Commercial Finance Group effective April 1, 1997, Ultra Funding effective October 1, 1997, America First Eureka Holdings effective January 2, 1998, Franchise Mortgage Acceptance Company effective November 1, 1999 and Goodman Factors, Inc. effective February 1, 2000.

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

Our Mission and Strategy

From 1996 to 1999, our strategy was to transform Bay View Bank from a traditional thrift to a commercial bank. During this period, we nearly doubled in size, replaced a majority of our mortgage-based loans with higher-yielding consumer and commercial loans and leases and transformed a significant portion of our deposits into lower-cost transaction accounts.

On March 28, 2001, our Board of Directors approved a $110 million common stock rights offering. Common stockholders of record as of April 23, 2001 received one transferable right for each share of common stock held, which entitled the holder to purchase .734 additional shares of Bay View common stock at a price of $4.59 per share. These rights expired on May 14, 2001. Our Board of Directors also approved a $27.5 million concurrent offering of securities to certain institutional and other investors who would act as standby purchasers in the rights offering. We entered into agreements with these standby purchasers in the rights offering pursuant to which they agreed to purchase up to $110 million of the shares that were not subscribed for in the rights offering. Keefe Ventures, LLC acted as our financial consultant in identifying these standby purchasers. The rights offering and the concurrent offering to the standby purchasers were completed during the second quarter and generated aggregate gross proceeds of $137.5 million.

With this additional capital, we implemented a new strategic plan adopted by our Board of Directors. The new strategic plan included exiting businesses inconsistent with a California-focused bank and included assumptions related to the liquidation of our remaining franchise-related assets and operations and our remaining high loan-to-value home equity loans. During 2001, we completed the stock sale of the legal entity BVFMAC and its related servicing platform and sold $488.2 million of franchise loans and $142.8 million of home equity loans, including approximately $90.0 million of high loan-to-value home equity loans. Net of mark-to-market valuation adjustments, the net book value of our franchise loan portfolio was $160.1 million at December 31, 2001 as compared to $779.9 million at December 31, 2000 and $952.2 million at December 31, 1999.

With the majority of the initiatives from our initial strategic plan completed, our goals for 2002 include growing our core retail and commercial banking businesses while continuing to reduce our exposure to high-risk assets and to reduce our costs.

Retail Platform Strategy

One of the principal businesses of the Retail Platform is Bay View Bank’s 57 full-service branch banking network. A primary objective of the Retail Platform is to enhance the value of our deposit franchise by focusing on deposit growth and expanding and enhancing products and services. A primary component of the Retail Platform’s deposit growth strategy has been to focus on lower-cost transaction accounts (e.g., checking, savings and money market accounts) as a source of financing. We also offer a full array of consumer banking products and services. We continued to make progress on our goal of expanding our deposit base by growing transaction accounts and business deposits. During 2001, our transaction accounts grew $342.2 million, or 21.3%, and increased to 60.3% of total retail deposits at December 31, 2001, as compared to 46.2% at December 31, 2000, reflecting the continued strength of our deposit franchise. At December 31, 2001, the overall cost of deposits decreased to 2.29% from 4.89% at December 31, 2000.

The Retail Platform includes our single-family loan portfolio. We discontinued originating single-family loans in 1996 to reduce our concentration risk and facilitate the change-out of our balance sheet from mortgage-based assets to higher-yielding commercial banking assets. As a result, the portfolio of single-family loans is decreasing over time as these loans are repaid or sold.

The Retail Platform’s home equity loan portfolio includes conventional home equity loans and lines of credit and certain high loan-to-value home equity loans. We define conventional home equity loans and lines of credit as having combined loan-to-value ratios of less than or equal to 100% at origination. We define high loan-to-value home equity loans as having combined loan-to-value ratios of greater than 100% at origination. Our home equity loan production efforts are focused on conventional home equity loans and lines of credit originated through our branch-banking network. The high loan-to-value home equity loans were purchased primarily in 1997 and 1998, a significant portion of which was sold during 2000. Substantially all of the remaining high loan-to-value home equity loan portfolio was sold in June 2001.

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

Commercial Platform Strategy

The Commercial Platform’s objective is to increase our earnings potential and enhance our deposit franchise by providing commercial banking products and services to small and middle-market businesses within California. The Commercial Platform’s strategy centers on originating commercial loans with higher risk-adjusted returns.

The Commercial Platform originates multi-family and commercial real estate loans, asset-based loans, factoring loans and business loans. We also purchased and originated franchise loans until the restructuring of our franchise lending division, which was shut down in September 2000. Since this restructuring, we have significantly reduced our concentration of franchise assets and intend to sell our remaining franchise loans classified as held-for-sale. We sold $488.2 million of franchise loans during 2001. As of December 31, 2001, our franchise loans held-for-sale totaled $40.6 million.

Critical Accounting Policies

We have identified the most critical accounting policies upon which our financial status depends. We determined the critical policies by considering accounting principles that involve the most complex or subjective decisions or assessments. We have identified our most critical accounting policies to be those related to the allowance for losses on loans and leases, investment in operating lease assets and income taxes. Descriptions of these accounting policies are found in both the notes to the consolidated financial statements and at relevant sections in this management’s discussion and analysis.

Results of Operations

Our consolidated net loss was $101.2 million, or $1.99 per diluted share, for the year ended December 31, 2001 as compared to net loss of $326.2 million, or $10.00 per diluted share, for 2000 and net income of $29.0 million, or $1.36 per diluted share, for 1999.

The net loss for 2001 was primarily due to specific charges consistent with our strategic plan adopted during 2001 and implemented following the successful completion of our $137.5 million rights offering. Specific charges recognized during 2001 included $70.1 million in pre-tax charges associated with the revaluation of franchise-related assets, $59.5 million of provision for loan and lease losses related to franchise loans, $18.7 million of additional provision for impairment primarily as a result of revising the estimated residual values associated with the auto lease portfolio, $10.5 million in net losses on sales of assets, $8.2 million in FHLB prepayment penalties related to our strategy to reduce high-cost borrowings, and $6.9 million in restructuring charges primarily related to the reduction in our workforce as discussed elsewhere herein or as previously disclosed.

The revaluation charges consisted primarily of $31.7 million in pre-tax charges related to the sale of $278 million in loans during the second quarter of 2001 as well as writedowns of other franchise-related assets, including $13.6 million in adjustments to servicing assets, $12.6 million in adjustments to residual interests on securitizations, $5.0 million in adjustments to equity investments and $1.9 million in adjustments to servicer advances. The year-to-date loan loss provision totaled $71.9 million which includes amounts necessary to restore the allowance for reductions related to the mark-to-market on loans transferred from held-for-investment to held-for-sale primarily during the second quarter of 2001 as well as additional allowance provided on the remaining franchise loan portfolio.

Our net losses on sales of assets totaling $10.5 million included losses on the sale of BVFMAC and the home equity loans offset by contingent gains at December 31, 2000 which were recognized during the first quarter of 2001 on our December 2000 asset sales and net gains on the sale of franchise loans and mortgage-backed securities and other investment securities during 2001.

The net loss in 2000 was primarily the result of the restructuring of our franchise lending division and the revaluation of franchise-related assets. Restructuring charges totaled $9.2 million before taxes and consisted primarily of severance, occupancy and related facility costs. Goodwill of $192.6 million was written off, representing the unamortized balance associated with the purchase of FMAC. The revaluation of certain franchise-related assets resulted in a $101.9 million pre-tax adjustment. The revaluation included a $35.4 million adjustment to residual and servicing assets related to the franchise loan securitizations and other franchise-related assets and a $66.5 million mark-to-market charge on our $336.3 million portfolio of franchise loans held-for-sale, reflecting estimated bulk-sale pricing. Additionally, we recorded $52.6 million in pre-tax net losses associated with asset sales and $43.5 million of loan loss provision related to franchise loans during 2000.

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

	AVERAGE BALANCES, YIELDS AND RATES
	For the Year Ended December 31,
	2001			2000			1999
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans and leases	$2,787,990	$243,163	8.72%	$3,949,017	$360,203	9.12%	$4,444,079	$369,841	8.32%
Mortgage-backed securities(1)	468,397	31,695	6.77	856,004	60,923	7.12	583,286	37,376	6.41
Investments(1)	591,393	27,887	4.72	481,519	39,066	8.11	244,146	14,439	5.91

Total interest-earning assets	3,847,780	302,745	7.87	5,286,540	460,192	8.71	5,271,511	421,656	8.00

Other assets(2)	728,656			981,775			611,301

Total assets	$4,576,436			$6,268,315			$5,882,812

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits	$3,500,083	135,736	3.88	$3,751,034	176,602	4.71	$3,462,048	142,427	4.11
Borrowings(3)	626,296	44,761	7.15	1,783,514	118,150	6.62	1,882,278	108,745	5.78

Total interest-bearing liabilities	4,126,379	180,497	4.37	5,534,548	294,752	5.33	5,344,326	251,172	4.70

Other liabilities	123,249			179,015			124,640

Total liabilities	4,249,628			5,713,563			5,468,966
Stockholders’ equity	326,808			554,752			413,846

Total liabilities and stockholders’ equity	$4,576,436			$6,268,315			$5,882,812

Net interest income/net interest spread		$122,248	3.50%		$165,440	3.38%		$170,484	3.30%

Net interest-bearing liabilities	$(278,599)			$(248,008)			$(72,815)

Net interest margin(4)			3.18%			3.13%			3.23%

(1)	Average balances and yields for securities and other investments classified as available-for-sale are based on historical amortized cost.
(2)	Other assets include average auto lease balances of $435.1 million, $513.3 million and $332.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.
(3)	Interest expense on borrowings excludes dividend expense on our Capital Securities.
(4)	Net interest income divided by average interest-earning assets.

Net interest income was $122.2 million for the year ended December 31, 2001 as compared to $165.4 million for 2000 and $170.5 million for 1999. Net interest margin was 3.18% for the year ended December 31, 2001 as compared to 3.13% for 2000 and 3.23% for 1999.

The following table illustrates net interest income and net interest margin, by platform, for the years indicated (also see Note 24 to the Consolidated Financial Statements, “Segment and Related Information,” at Item 8, “Financial Statements and Supplementary Data” for further discussion of our business platforms):

	For the Year Ended December 31,
	2001		2000		1999
	Net Interest Income	Net Interest Margin	Net Interest Income	Net Interest Margin	Net Interest Income	Net Interest Margin
	(Dollars in thousands)
Retail Platform(1)	$30,939	1.48%	$62,120	2.27%	$96,478	2.78%
Commercial Platform	91,309	5.21	103,320	4.04	74,006	4.11

Total	$122,248	3.18%	$165,440	3.13%	$170,484	3.23%

(1)
The Retail Platform’s net interest margin and net interest income presented above excludes the revenue impact of our auto leasing activities, which is included in noninterest income, but does include the associated funding costs.

The decrease in net interest income for 2001, as compared to 2000, was due to lower average interest-earning asset balances partially offset by an increase in net interest margin. Our average interest-earning assets decreased due to sales of franchise loans, home equity loans and mortgage-backed securities throughout 2001 as well as the December 2000 sales of franchise asset-backed and mortgage-backed securities and home equity and auto loans, partially offset by higher investment balances due to the deployment of sales proceeds into short-term investments. Our net interest margin and net interest spread increased due to lower overall cost of funds resulting from the lower cost of deposits, the lower borrowings level and the prevailing low interest rate environment. This was partially offset by lower yields on assets which were also impacted by the lower interest rate environment.

The decrease in net interest income for 2000, as compared to 1999, was due to a decrease in net interest margin offset by a slight increase in average interest-earning assets. The decrease in our net interest margin was primarily due to the increasing impact of higher funding costs and the increase in net interest-bearing liabilities associated with funding our auto leasing activities, as discussed further below. Average interest-earning assets increased primarily due to higher mortgage-backed securities and other investment securities balances offset by a decline in loan balances resulting from the sales and/or securitizations effected during 2000.

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

Net interest income and net interest margin by platform for 2001, as compared to 2000, reflect our strategy to sell our higher-risk assets, specifically franchise loans and securities and high loan-to-value home equity loans, and focus on our core banking operations. The decrease in the Retail Platform’s net interest margin reflects the increased impact of the funding costs of auto leases as average interest-earning asset balances decline due to loan sales and securitizations. The increase in the Commercial Platform’s net interest margin was due to the impact of franchise loan sales and securitizations, as franchise loans have lower yields relative to the yields on our asset-based, factoring and other commercial loans. For more detail, see discussions of “Interest Income” and “Interest Expense”.

Net interest income and net interest margin by platform for 2000, as compared to 1999, reflect the shift in our asset mix toward more commercial banking products. This shift in our asset mix to higher-yielding assets helped to mitigate the impact of higher funding costs during 2000 due to the rising interest rate environment and increased reliance on higher-cost wholesale borrowings.

The following table illustrates average interest-earning assets, excluding our auto-related operating lease assets, by platform, for the years ended as indicated:

	Average Balances for the Year Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Retail Platform(1)	$2,095,094	$2,732,093	$3,472,291
Commercial Platform	1,752,686	2,554,447	1,799,220

Total	$3,847,780	$5,286,540	$5,271,511

(1)
Amounts exclude auto-related operating lease assets. The average balance of these assets was $435.1 million for the year ended December 31, 2001, $513.3 million for the year ended December 31, 2000 and $332.0 million for the year ended December 31, 1999.

The decrease in the Retail Platform’s average interest-earning assets, which exclude our auto-related operating lease assets, for 2001, as compared to 2000, reflects the impact of loan and investment securities sales as discussed elsewhere herein. The decrease in the Commercial Platform’s average interest-earning assets for 2001, as compared to 2000, reflects franchise loan sales during 2001, the December 2000 sale of franchise asset-backed securities generated by our on-balance sheet securitization during the second quarter of 2000 as well as the impact of the writedowns related to the revaluation of our franchise-related assets during December 2000 and 2001.

The decrease in the Retail Platform’s average interest-earning assets and the corresponding increase in the Commercial Platform’s average interest-earning assets for 2000, as compared to 1999, reflects our shift in asset mix toward commercial banking products. The Retail Platform’s average interest-earning assets were also impacted from 1999 through 2000 by loan sales and/or securitizations throughout these periods, as discussed elsewhere herein.

The following table illustrates interest-earning assets, excluding our auto-related operating lease assets, by platform, as of the dates indicated:

	At December 31,
	2001	2000
	(Dollars in thousands)
Retail Platform(1)	$1,454,150	$1,727,537
Commercial Platform	1,541,310	2,178,619

Total	$2,995,460	$3,906,156

(1)	Amounts exclude auto-related operating lease assets. These assets totaled $339.3 million at December 31, 2001 and $479.8 million at December 31, 2000.

The decrease in the Retail Platform’s interest-earning assets, excluding our auto-related operating lease assets, at December 31, 2001, as compared to December 31, 2000, was due primarily to sales of $398.5 million of mortgage-backed securities and investment securities and $142.8 million of home equity loans during 2001. The loan sales were partially offset by the deployment of non interest-earning cash at December 31, 2000 and loan sales proceeds into interest-earning investments during 2001. The decrease in the Commercial Platform’s interest-earning assets was due primarily to the sale of $488.2 million of franchise loans during 2001, as well as loan payoffs and amortization, combined with the impact of the writedowns related to the revaluation of our franchise-related assets.

Interest Income

Interest income was $302.7 million for the year ended December 31, 2001 as compared to $460.2 million for 2000 and $421.7 million for 1999. The average yield on interest-earning assets was 7.87% for the year ended December 31, 2001 as compared to 8.71% for 2000 and 8.00% for 1999. The decrease in interest income and average yields in 2001, as compared to 2000, was primarily due to a decrease in average-interest earning assets and the lower interest rate environment. The increase in interest income and average yields in 2000, as compared to 1999, was primarily a result of the change-out of our balance sheet to commercial banking assets and the higher interest rate environment. The following tables illustrate interest income, by platform, for the periods indicated:

	For the Year Ended December 31, 2001
	Average Balance	Interest Income	Average Yield
	(Dollars in thousands)
Retail Platform:
Loans	$1,047,244	$81,019	7.74%
Mortgage-backed securities	468,397	31,695	6.77
Investments	579,453	26,401	4.56

Total Retail Platform	2,095,094	139,115	6.64
Commercial Platform:
Loans and leases	1,740,746	162,144	9.32
Investments	11,940	1,486	12.45

Total Commercial Platform	1,752,686	163,630	9.34

Total	$3,847,780	$302,745	7.87%

	For the Year Ended December 31, 2000
	Average Balance	Interest Income	Average Yield
	(Dollars in thousands)
Retail Platform:
Loans	$1,587,130	$138,792	8.74%
Mortgage-backed securities	856,004	60,923	7.12
Investments	288,959	21,736	7.52

Total Retail Platform	2,732,093	221,451	8.11
Commercial Platform:
Loans and leases	2,361,887	221,411	9.37
Investments	192,560	17,330	9.00

Total Commercial Platform	2,554,447	238,741	9.35

Total	$5,286,540	$460,192	8.71%

	For the Year Ended December 31, 1999
	Average Balance	Interest Income	Average Yield
	(Dollars in thousands)
Retail Platform:
Loans	$2,653,496	$216,023	8.14%
Mortgage-backed securities	583,286	37,376	6.41
Investments	235,509	12,608	5.35

Total Retail Platform	3,472,291	266,007	7.66
Commercial Platform:
Loans and leases	1,790,583	153,819	8.59
Investments	8,637	1,830	21.19

Total Commercial Platform	1,799,220	155,649	8.65

Total	$5,271,511	$421,656	8.00%

Retail Platform

Interest income for the Retail Platform was $139.1 million for the year ended December 31, 2001 as compared to $221.5 million for 2000 and $266.0 million for 1999. The average yield on interest-earning assets for the Retail Platform was 6.64% for the year ended December 31, 2001 as compared to 8.11% for 2000 and 7.66% for 1999.

The decrease in the Retail Platform’s interest income in 2001, as compared to 2000, was attributable to lower average asset balances and lower average asset yields. The decrease in average asset balances was due to a decrease in average loan and mortgage-backed securities balances partially offset by an increase in the average balance of our investment securities. The decline in average loan balances was due to the sale of $142.8 million of home equity loans during 2001 as well as the December 2000 sales of home equity loans totaling $244.0 million and auto loans totaling $49.1 million. The average balance of our mortgage-backed securities decreased as purchases throughout the year were more than offset by sales, including the sale of $231 million of Government National Mortgage Association, or GNMA, securities during December 2000. These securities were transferred from our held-to-maturity portfolio to available-for-sale in connection with our adoption of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” on October 1, 2000. During the second quarter of 2001, we transferred our remaining held-to-maturity securities to available-for-sale and sold $282 million of GNMA mortgage-backed securities in June 2001. As a result of the transfer and subsequent sales of mortgage-backed securities from our held-to-maturity portfolio during the second quarter, we do not intend to hold any mortgage-backed securities as held-to-maturity in the foreseeable future. Approximately $97 million in additional mortgage-backed securities were sold during the latter half of 2001. The increase in investment securities average balances was primarily due to purchases of Federal Home Loan Bank, sometimes referred to as FHLB, securities throughout 2001 using proceeds from year-to-date sales. The decrease in average asset yields was primarily due to the impact of the prevailing low interest rate environment and the sales of relatively higher-yielding GNMA securities during 2001 as discussed above.

The decrease in the Retail Platform’s interest income in 2000, as compared to 1999, was primarily due to a decrease in average interest-earning assets partially offset by higher average yields. The decrease in average asset balances was due to lower average loan balances resulting from loan sales and/or securitizations effected in 2000 offset by increases in the average balances of our mortgage-backed securities and investment securities portfolios. The increases in mortgage-backed securities and investment securities average balances were due to purchases of relatively higher-yielding GNMA securities during the fourth quarter of 1999 and throughout 2000, purchases of higher-yielding FHLB securities in the first half of the year and an increase in the average residual interest balance as a result of our December 1999 and March 2000 auto securitizations. The increase in average asset yields was primarily due to the higher interest rate environment, the sales of lower-yielding mortgage loans and the purchases of higher-yielding mortgage-backed and investment securities.

Commercial Platform

Interest income for the Commercial Platform was $163.6 million for the year ended December 31, 2001 as compared to $238.7 million for 2000 and $155.6 million for 1999. The average yield on interest-earning assets for the Commercial Platform was 9.34% for the year ended December 31, 2001 as compared to 9.35% for 2000 and 8.65% for 1999.

The decrease in the Commercial Platform’s interest income for 2001, as compared to 2000, was attributable to lower average loan and lease balances combined with lower investment securities balances. Additionally, the discount accretion on our residual interests in franchise loan securitizations was lower during 2001. The decrease in average loan and lease balances was due to loan sales and writedowns related to the revaluation of franchise loans throughout 2001. The decrease in average investment securities balances was primarily due to the December 2000 sale of franchise asset-backed securities and the revaluation of residual interests in franchise loan securitizations during 2000 and 2001. The Commercial Platform’s average asset yields remained unchanged, compared to 2000, as the impact of the lower interest rate environment during 2001 was more than offset by the sales of the lower-yielding asset-backed securities in December 2000.

The increase in the Commercial Platform’s interest income for 2000, as compared to 1999, was primarily due to higher average loan and lease balances, higher investment securities balances and higher average asset yields. The increase in the Commercial Platform’s average loan and lease balances and investment securities balances reflect the shift in our asset mix toward commercial banking products. The increase in the Commercial Platform’s average asset yields was primarily due to the impact of the shift from lower-yielding multi-family mortgage-based loans to higher-yielding commercial business loans combined with the impact of the higher interest rate environment during 2000. During April 2000, we completed a $268.2 million on-balance sheet franchise loan securitization within the Commercial Platform that enabled us to convert franchise loans into AAA-rated, credit-enhanced securities which helped us obtain lower-cost funding. The rising interest rate environment combined with a decrease in the interest rate paid on the securities compressed our spread on these securities, prompting us to sell the securities at a $26.4 million loss during the fourth quarter of 2000. A contingent gain related to the sale totaling $6.5 million at December 31, 2000 was recognized during the first quarter of 2001.

Interest Expense

Deposits

Interest expense on our deposits was $135.7 million for the year ended December 31, 2001 as compared to $176.6 million for 2000 and $142.4 million for 1999. The average cost of deposits was 3.88% for the year ended December 31, 2001 as compared to 4.71% for 2000 and 4.11% for 1999.

The decrease in interest expense on deposits for 2001, as compared to 2000, was due to a decrease in the cost of deposits combined with a decrease in average deposit balances. The decrease in the cost of our deposits was primarily due to the lower interest rate environment, maturities of higher-cost certificates of deposit, including brokered certificates of deposit, and an increase in our transaction accounts as a percentage of our total deposits. Our transaction accounts, which are lower-cost deposits as opposed to retail certificates of deposits, increased to 60.3% of total retail deposits at December 31, 2001 from 46.2% at December 31, 2000. The decrease in average deposit balances was a result of the maturities of certificates of deposit, including brokered certificates of deposit which matured during the second quarter of 2001 and were not renewed, partially offset by the growth in our transaction accounts.

The increase in interest expense on deposits for 2000, as compared to 1999, was due to higher average deposit balances combined with an increase in the cost of deposits. The increase in average balances was due to higher retail and brokered certificates of deposit balances, utilized to fund our expanding balance sheet during 2000, partially offset by lower transaction account balances. The increase in the cost of our deposits was primarily associated with the rising interest rate environment and our increased usage of higher-cost certificates of deposit, including brokered certificates of deposit.

The following table summarizes our deposit costs by type for the periods indicated:

	For the Year Ended December 31,
	2001		2000		1999
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Savings	$150,111	1.18%	$139,657	2.00%	$151,240	2.00%
Money Market	1,190,820	3.52	1,092,593	4.40	1,224,426	4.08
Checking accounts	489,867	1.00	404,539	1.09	353,694	0.84

Total transaction accounts	1,830,798	2.65	1,636,789	3.38	1,729,360	3.23
Retail certificates of deposit	1,592,812	5.13	1,717,418	5.52	1,570,483	4.95
Brokered certificates of deposit	76,473	7.24	396,827	6.67	162,205	5.38

Total deposits	$3,500,083	3.88%	$3,751,034	4.71%	$3,462,048	4.11%

    Borrowings

Interest expense on our borrowings, excluding the Capital Securities issued in December 1998, was $44.8 million for the year ended December 31, 2001 as compared to $118.2 million for 2000 and $108.7 million for 1999. The average cost of borrowings was 7.15% for the year ended December 31, 2001 as compared to 6.62% for 2000 and 5.78% for 1999.

The decrease in interest expense on borrowings for 2001, as compared to 2000, was due primarily to lower average balances partially offset by higher funding costs. The decrease in average balances was due to the paydown of our borrowings, including warehouse lines, Federal Home Loan Bank advances and securities sold under agreements to repurchase, as we sold interest-bearing assets during the latter half of 2000 and throughout 2001. The increase in borrowing costs was primarily due to higher costs associated with our warehouse line, including the accelerated amortization of fees resulting from the payoff of the warehouse line in August 2001.

The increase in interest expense on borrowings for 2000, as compared to 1999, was attributable to the effects of the rising interest rate environment on our borrowings combined with the utilization of higher-cost borrowings to fund our franchise loan production.

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

	For the Year Ended December 31, 2001 vs. 2000
	Rate Variance	Volume Variance	Total Variance
	(Dollars in thousands)
Interest income:
Loans and leases	$(15,194)	$(101,846)	$(117,040)
Mortgage-backed securities	(2,862)	(26,366)	(29,228)
Investments	(24,617)	13,438	(11,179)

	(42,673)	(114,774)	(157,447)

Interest expense:
Deposits	(29,621)	(11,245)	(40,866)
Borrowings	10,330	(83,719)	(73,389)

	(19,291)	(94,964)	(114,255)

Change in net interest income	$(23,382)	$(19,810)	$(43,192)

	For the Year Ended December 31, 2000 vs. 1999
	Rate Variance	Volume Variance	Total Variance
	(Dollars in thousands)
Interest income:
Loans and leases	$60,792	$(70,430)	$(9,638)
Mortgage-backed securities	4,510	19,037	23,547
Investments	6,818	17,809	24,627

	72,120	(33,584)	38,536

Interest expense:
Deposits	21,743	12,432	34,175
Borrowings	14,719	(5,314)	9,405

	36,462	7,118	43,580

Change in net interest income	$35,658	$(40,702)	$(5,044)

Provision For Losses on Loans and Leases

The provision for losses on loans and leases was $71.9 million for the year ended December 31, 2001 as compared to $62.6 million for 2000 and $28.3 million for 1999. The increase in the provision for losses on loans and leases for 2001, as compared to the 2000, was primarily due to $52.1 million in allowance reductions related to the mark-to-market on franchise and home equity loans transferred from held-for-investment to held-for-sale during the second quarter of 2001 as well as additional allowance requirements on the remaining franchise loan portfolio. The increase in the provision for losses on loans and leases for 2000, as compared to 1999, was primarily due to higher provision levels within the Commercial Platform related to franchise loans. Specifically, the higher provision level was necessary as a result of higher franchise loan balances during 2000 combined with the deterioration in the credit quality of franchise loans. The provision levels decreased for the Retail Platform due to lower net charge-offs and declining loan balances. See “Balance Sheet Analysis—Allowance for Loan and Lease Losses” for further discussion.

The following table illustrates the provision for losses on loans and leases, by platform, for the periods indicated:

	For the Year Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Retail Platform	$8,419	$10,354	$25,558
Commercial Platform	63,471	52,246	2,753

Total	$71,890	$62,600	$28,311

Noninterest Income

Noninterest income was $107.2 million for the year ended December 31, 2001 as compared to $76.6 million for 2000 and $91.5 million for 1999. The increase in noninterest income for 2001, as compared to 2000, was primarily due to lower net losses on sales of assets and liabilities in both the Retail and Commercial Platforms partially offset by lower auto leasing income and loan-related fees in the Retail Platform and lower loan servicing and fee income and other income in the Commercial Platform. The Commercial Platform’s loan servicing and fee income was primarily impacted by the June 22, 2001 sale of BVFMAC while its other income was primarily impacted by the sale of our insurance service subsidiary, FMAC Insurance Services, on February 28, 2001.

The decrease in noninterest income for 2000, as compared to 1999, was largely due to the net loss on sales of assets and liabilities associated with restructuring our balance sheet to reduce credit and concentration risk associated with franchise assets and high loan-to-value home equity loans. Offsetting these losses were higher auto leasing income and loan-related fees in the Retail Platform and higher loan servicing and fee income in the Commercial Platform. The following table illustrates noninterest income (loss), by platform, for the periods indicated:

	For the Year Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Retail Platform	$114,575	$90,350	$84,658
Commercial Platform	(7,406)	(13,708)	6,874

Total	$107,169	$76,642	$91,532

Noninterest income for 2001 included losses on sales of assets totaling $10.5 million, consisting of net losses of $16.3 million within the Commercial Platform partially offset by net gains of $5.8 million within the Retail Platform. The loss within the Commercial Platform was largely due to the $22.9 million loss on the sale of BVFMAC and $3.7 million in mark-to-market adjustments related to our hedges partially offset by $6.5 million of contingent gains received during the first quarter of 2001 related to December 2000 asset sales and $3.6 million net gains on franchise loan sales during 2001. The gain within the Retail Platform was primarily due to $13.5 in net gains on sales of mortgage-backed securities and other investments securities and $3.6 million of contingent gains received during the first quarter of 2001 related to December 2000 home equity loan sales offset by the $10.3 million loss on the sale of home equity loans in June 2001 and $1.6 million of writedowns of our residual interests and other assets related to our auto loan securitizations.

During 2000, noninterest income within our Retail Platform included $19.4 million in net losses from the sales of single-family mortgage loans, high loan-to-value home equity loans and auto loans, $9.1 million in losses related to the revaluation of our retained interests in our auto loan securitizations combined with charges associated with the exercise of the cleanup call on our 1997 auto loan securitization, and $2.1 million in losses related to our implementation of Statement No. 133, partially offset by a $2.1 million gain associated with the sale of servicing rights. Noninterest loss for our Commercial Platform included $26.4 million in losses related to the sale of franchise asset-backed securities, a $4.9 million loss on the sale of substantially all of the assets and certain liabilities of Bankers Mutual, $2.6 million in net losses from the sales of multi-family mortgage loans, franchise loans and commercial leases, and a $1.1 million write-down of an equity security. These losses were offset by a $10.0 million gain on the auction of $180 million of Federal Home Loan Bank liabilities with below-market interest rates.

Noninterest income for 1999 primarily included a $5.2 million gain on the securitization and sale of $247 million of auto loans in the Retail Platform and $4.1 million in net gains on loan sales in the Commercial Platform from the sales of multi-family loans.

We serviced off-balance sheet portfolios of franchise loans through June 22, 2001 and multi-family loans associated with Bankers Mutual through June 30, 2000. Servicing income on franchise loans through June 22, 2001, the effective date of the sale of BVFMAC and its related servicing platform, was $2.9 million on a servicing portfolio of $2.2 billion. Servicing income on franchise loans was $3.6 million for 2000 and $341,000 for November and December of 1999 on servicing portfolios of $2.4 billion and $2.2 billion at December 31, 2000 and 1999, respectively. Servicing income on Bankers Mutual’s multi-family loans through June 30, 2000, the effective date of the sale of substantially all of Bankers Mutual’s assets to Berkshire Mortgage Finance Limited Partnership, was $742,000 on a servicing portfolio totaling approximately $3.4 billion. Servicing income on Bankers Mutual’s multi-family loans for November and December of 1999 was $169,000 on a servicing portfolio totaling $3.2 billion at December 31, 1999.

Noninterest Expense

General and Administrative

General and administrative expenses for the year ended December 31, 2001 were $155.3 million as compared to $158.6 million for 2000 and $117.1 million for 1999. Excluding special mention items, as discussed below, the decrease in general and administrative expenses for 2001, as compared to 2000, was primarily due to the elimination of BVFMAC loan production expenses with the shutdown of the division effective September 2000, the elimination of Bankers Mutual expenses with the sale of that subsidiary effective June 2000, the elimination of BVFMAC servicing platform expenses with the sale of the legal entity BVFMAC effective June 2001 and the realization of certain cost-savings by the end of the third quarter of 2001 related to our June 2001 restructuring. The increase in general and administrative expenses for 2000, as compared to 1999, was primarily related to general and administrative expenses associated with BVFMAC and Bankers Mutual, subsidiaries formed when we acquired FMAC in November 1999.

Special mention items generally include items recognized during the period that we believe are significant and/or unusual in nature and therefore useful to you in evaluating our performance and trends. These items may or may not be nonrecurring in nature. Our general and administrative expenses for the year ended December 31, 2001 included $16.7 million in special mention items, as compared to $5.8 million in special mention items for 2000 and $5.3 million for 1999.

Special mention items for 2001 included $8.2 million related to the prepayment of FHLB advances, $2.6 million related to the Company’s issuance of stock options during the second quarter with below market exercise prices, $2.4 million in legal and professional fees related to the implementation of the Company’s new strategic plan, a $1.0 million accrual related to post-retirement health care benefits and $2.5 million in other non-recurring items.

Special mention items for 2000 included approximately $3.8 million in BVFMAC-related transition costs and other operational charges including the consolidation of certain loan servicing operations, the closure of a BVFMAC satellite loan production office and the outsourcing of our internal audit function. Special mention items for 2000 also included $1.1 million in fees associated with our financial advisor, and $0.9 million in legal settlement expenses.

Special mention items for 1999 included approximately $1.1 million in severance payments, $1.0 million in acquisition and integration costs (largely BVFMAC-related), $779,000 in auto-related restructuring charges, $705,000 in third-party Year 2000 compliance-related costs and $598,000 in costs associated with repurchasing out-of-the-money stock options for possible future reissuance. Special mention items for 1999 also included approximately $377,000 in collection-based fees associated with a $1.1 million state tax refund, $278,000 in costs associated with a debt offering which we did not consummate, $239,000 in costs associated with branch relocations and closures and $180,000 in initial fees related to the listing of our securities on the New York Stock Exchange.

The following table illustrates general and administrative expenses, by platform, for the periods indicated:

	For the Year Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Retail Platform	$104,033	$79,856	$76,309
Commercial Platform:
Direct general and administrative expenses	22,988	31,547	14,923
Direct general and administrative expenses—franchise loan production	—	15,561	2,395
Direct general and administrative expenses—Bankers Mutual	—	6,311	2,123

Total Commercial Platform	22,988	53,419	19,441

Subtotal	127,021	133,275	95,750
Indirect corporate overhead(1)	28,266	25,315	21,366

Total	$155,287	$158,590	$117,116

(1)	Amount represents indirect corporate expenses not specifically identifiable with, or allocable to, our business platforms.

The following table illustrates general and administrative expenses, excluding the special mention items as previously discussed, by platform, for the periods indicated:

	Excluding Special Mention Items for the Year Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Retail Platform	$95,502	$78,480	$73,232
Commercial Platform:
Direct general and administrative expenses	21,888	30,897	14,783
Direct general and administrative expenses—franchise loan production	—	14,436	2,395
Direct general and administrative expenses—Bankers Mutual	—	6,103	2,123

Total Commercial Platform	21,888	51,436	19,301

Subtotal	117,390	129,916	92,533
Indirect corporate overhead(1)	21,194	22,890	19,280

Total	$138,584	$152,806	$111,813

(1)	Amount represents indirect corporate expenses not specifically identifiable with, or allocable to, our business platforms.

Retail Platform

The increase in the Retail Platform’s general and administrative expenses, excluding special mention items, for the year ended December 31, 2001, as compared to 2000, was due primarily to increases in deposit insurance premiums, marketing and legal expenses combined with inflationary pressures, including annual salary increases effective March 1, 2001. These were partially offset by certain cost-savings realized from our ongoing restructuring initiated in 2001. The increase in the Retail Platform’s general and administrative expenses, excluding special mention items, for the year ended December 31, 2000, as compared to 1999, was primarily due to inflationary pressures, including annual salary increases.

Commercial Platform

        The decrease in the Commercial Platform’s general and administrative expenses, excluding special mention items, for the year ended December 31, 2001, as compared to 2000, was primarily due to the elimination of BVFMAC loan production and servicing expenses and Bankers Mutual expenses, as previously discussed, combined with the impact of overall Platform decline resulting from our strategy to sell off our higher-risk assets, particularly franchise-related assets. The increase in the Commercial Platform’s general and administrative expenses, excluding special mention items, for the year ended December 31, 2000, as compared to December 31, 1999, was directly attributable to our acquisition of FMAC effective November 1, 1999 and the impact of platform growth. The Commercial Platform’s general and administrative expenses for 2000 included $15.6 million of franchise loan production expenses, $6.3 million of Bankers Mutual expenses and $13.5 million in remaining BVFMAC general and administrative expenses.

Indirect Corporate Overhead

The decrease in indirect corporate overhead, excluding special mention items, for the year ended December 31, 2001, as compared to 2000, was primarily a result of certain administrative cost-savings realized from the shutdown of BVFMAC and the sale of Bankers Mutual in the latter half of 2000 and our ongoing restructuring initiated in 2001 partially offset by inflationary pressures, including annual salary increases effective March 1, 2001. The increase in indirect corporate overhead, excluding special mention items, for the year ended December 31, 2000, as compared to 1999, was due to inflationary pressures, including annual salary increases, and higher expenses necessary to support our expanding business activities (primarily related to BVFMAC and Bankers Mutual).

The following table illustrates the ratio of general and administrative expenses to average interest-earning assets, including our auto-related operating lease assets and auto-related securitized assets, by platform, for the periods indicated. The fluctuations in the general and administrative expense ratios are largely driven by the fluctuations in general and administrative expenses, as previously discussed.

	For the Year Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
General and administrative expenses	$155,287	$158,590	$117,116
Average total assets, including auto-related securitized assets	$4,869,314	$6,711,135	$5,955,213

General and administrative expenses to average total assets, including auto-related securitized assets	3.19%	2.36%	1.97%

Another measure that management uses to monitor our level of general and administrative expenses is the efficiency ratio. The efficiency ratio is calculated by dividing the amount of general and administrative expenses by operating revenues, defined as net interest income, as adjusted to include expenses associated with the Capital Securities, the excess of our leasing-related rental income over leasing-related depreciation expense and other noninterest income. Prior to our November 1, 1999 acquisition of FMAC, gains and losses from loan sales and securitizations were excluded in operating revenues as this was a non-recurring operating activity. This ratio reflects the level of general and administrative expenses required to generate $1 of operating revenue. The following table illustrates the efficiency ratio for the periods indicated:

	For the Year Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
General and administrative expenses	$155,287	$158,590	$117,116
Operating revenues, as defined	$185,609	$173,405	$215,112

Efficiency ratio	83.7%	91.5%	54.4%

The improvement in the efficiency ratio for 2001, as compared to 2000, was due to higher operating revenues, as defined, combined with lower general and administrative expenses. The increase in operating revenues was primarily due to higher noninterest income, primarily as a result of lower losses on sales of assets and liabilities, partially offset by lower interest income and net leasing-related rental income. The decrease in general and administrative expenses was primarily due to the elimination of BVFMAC loan production and servicing expenses and Bankers Mutual expenses as previously discussed. The increase in the efficiency ratio for 2000, as compared to 1999, was due to higher general and administrative expenses, primarily associated with BVFMAC and Bankers Mutual, combined with a decrease in operating revenues, as defined, resulting from the impact of losses associated with the sales of assets during the third and fourth quarters of 2000, partially offset by higher net leasing-related rental income.

    Restructuring Charges

During 2000, we recorded a total of $9.2 million in restructuring charges related to the shutdown of our franchise lending division effective September 30, 2000. The restructuring charges consisted primarily of severance, occupancy and related facility costs.

As part of the Company’s ongoing efforts to focus on its core banking operations, a total of $6.9 million in restructuring charges were recorded during 2001 primarily related to the reduction in our workforce. The restructuring charges consisted primarily of severance and facilities charges that were recorded in the second quarter. (See Note 3 to the Consolidated Financial Statements, “Restructuring Charges,” at Item 8, “Financial Statements and Supplementary Data” for further discussion).

    Revaluation of Franchise-Related Assets

The revaluation of certain franchise-related assets resulted in a $70.1 million and $101.9 million pre-tax expense for 2001 and 2000, respectively. Revaluation charges for 2001 included a $31.7 million adjustment related to the sale of approximately $278 million in loans during the second quarter of 2001 as well as writedowns of other franchise-related assets. The writedowns included $13.6 million in adjustments to servicing assets, $12.6 million in adjustments to residual interests on securitizations, reflecting anticipated market yields, $5.0 million in adjustments to equity investments and $1.9 million in adjustments to servicer advances.

During 2000, the revaluation included $35.4 million in adjustments resulting primarily from permanent impairments to our franchise-related residual and servicing assets, reflecting higher loss assumptions and a higher discount rate. The revaluation also included a $66.5 million mark-to-market charge on our portfolio of franchise loans held-for-sale, reflecting estimated bulk-sale pricing versus pricing based on smaller loan pool sales to multiple investors.

    Leasing Expense

Leasing expense represents expenses related to our auto leasing activities. Because the leases are accounted for as operating leases, the corresponding assets are capitalized and depreciated to their estimated residual values over their lease terms. This depreciation expense is included in leasing expenses, along with the amortization of capitalized initial direct lease costs and impairment charges. Leasing expenses for the year ended December 31, 2001 were $86.1 million as compared to $69.4 million for 2000 and $40.2 million for 1999. The increase in leasing expenses from 2000 to 2001 was primarily due to the $18.7 million of additional provision for impairment primarily as a result of revising the estimated residual values associated with the auto lease portfolio partially offset by lower depreciation expense associated with the declining balance of the auto lease portfolio. The increase in leasing expenses from 1999 to 2000 was primarily due to the growth in our auto-related operating lease portfolio. We ceased purchasing auto leases in June 2000.

The Company performs a quarterly impairment analysis of its automobile operating lease portfolio in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” A lease is considered impaired if its gross future undiscounted cash flows are less than the net book value of the lease. The net book value of the lease is defined as the original capitalized cost of the automobile, including initial direct capitalized costs, less the cumulative amount of depreciation recorded against the automobile and the cumulative amount of amortization of the initial direct capitalized costs recorded since the inception of the lease and less any impairment charges recorded-to-date on that lease.

In determining gross future undiscounted cash flows, the Company contracts with Automotive Lease Guide, commonly referred to as ALG, to provide estimates of the residual value of the underlying automobiles at the end of their lease terms assuming that the vehicles are in average condition. The Company then estimates the probability that i.) the automobiles will be purchased by the lessee prior to the end of the lease term, ii.) the automobile will be purchased by the lessee at the end of the lease term, either at a discount or at the full contractual residual amount, or iii.) the automobile will be returned to the lessor at the end of the lease term. These probabilities are estimated using a number of factors, including the Company’s experience-to-date and industry experience.

Using the projected ALG residual values, the Company’s experience-to-date relative to the projected ALG residual values (for example, for vehicle classes where actual amounts realized were less than what ALG had projected, the Company reduced the projected ALG residual values to equal the Company’s experience-to-date), and the probabilities of each of the three disposition scenarios discussed above occurring, the Company determined a probability-weighted gross future undiscounted cash flow for each automobile lease. For those leases where the gross future undiscounted cash flows were less than net book value, the lease was considered impaired.

For those leases considered impaired, the Company then estimated the fair value of lease. The fair value was determined by calculating the present value of the future estimated cash flows again assuming the probabilities of each of the three disposition scenarios. The present value was calculated using current market rates, which the Company estimated as the original contract lease rate. For those impaired leases where the estimated fair value was less than the net book value, an impairment charge was recorded for the difference. For the year ended December 31, 2001, the Company recorded $18.7 million in impairment charges against approximately 9,000 of its 18,272 lease contracts that were considered impaired and which is included in leasing expense. In addition, since the inception of the lease portfolio in June 1998, the Company has recorded additional monthly depreciation charges, also included in leasing expense, to provide for losses that may be incurred at the end of the lease terms. At December 31, 2001 and 2000, the Company has provided $32.7 million and $9.9 million, respectively, in impairment and additional monthly charges against its automobile operating lease portfolio which are available to absorb potential future residual losses.

Significant assumptions underlying the automobile lease impairment analysis that are susceptible to possible change in the near term include the projected ALG residual values and the estimated probabilities of each of the three disposition scenarios. For example, if ALG projected residual values decline by $250 for each vehicle, approximately 1,540 additional vehicles would be considered impaired at December 31, 2001 and therefore subject to a possible impairment charge. Further, if the aggregate number of lessees that return their vehicle to the Company at the end of the lease term is higher than currently projected, the number of impaired vehicles could be higher as the amount realized under this scenario is generally less than if the lessee purchases their automobile prior to the end of the lease term or purchases the vehicle at the end of the lease term, either at a discount or at the full contractual residual amount.

    Capital Securities

On December 21, 1998, we issued $90 million in Capital Securities through Bay View Capital I, a business trust formed to issue the securities. The Capital Securities, which were sold in an underwritten public offering, accrue quarterly cumulative dividends at an annual rate of 9.76% of the liquidation value of $25 per share. Dividend expense on the Capital Securities was $9.8 million for the year ended December 31, 2001 as compared to $9.0 million for 2000 and $8.9 million for 1999.

In September of 2000, we entered into an agreement with the Federal Reserve Bank which requires that we obtain their approval prior to disbursing any dividends associated with our Capital Securities. For the third and fourth quarters of 2000 and for all of 2001, we did not receive approvals for the dividend payments. As a result, pursuant to the terms of the Capital Securities, we have deferred distributions until such time as approval can be obtained. We fully intend to continue to seek such approval; however, we cannot predict when approval may be obtained. During this deferral period, distributions to which holders are entitled will continue to accrue at an annual rate of 9.76% of the liquidation amount of $25 per Capital Security, plus accumulated additional distributions at the same rate, compounded quarterly, on any unpaid distributions (to the extent permitted by law). Holders of the Capital Securities at the time the distribution of dividends is resumed will receive the cumulative deferred distributions plus the cumulative interest thereon. Deferred dividends were $14.1 million at December 31, 2001 as compared to $4.3 million at December 31, 2000.

    Real Estate Owned

The net expense related to our real estate owned was $2.1 million for the year ended December 31, 2001 as compared to $65,000 for 2000 and net income of $238,000 for 1999. Additionally, we recorded $2.9 million of provision for losses on real estate owned during 2001. The increase in expenses and provision related to real estate owned for 2001, as compared to prior periods, was primarily due to an increase in real estate owned activity, primarily representing foreclosed franchise properties, as our net real estate owned balance increased to $9.5 million at December 31, 2001 from $1.0 million at December 31, 2000 and $2.5 million at December 31, 1999.

    Amortization of Intangible Assets

Amortization expense related to intangible assets was $11.3 million for the year ended December 31, 2001 as compared to $20.8 million for 2000 and $13.7 million for 1999. The decrease in amortization expense for 2001, as compared to 2000, was primarily due to the elimination of goodwill related to the BVFMAC loan production unit and Bankers Mutual. As previously discussed, our BVFMAC loan production and related operations were shut down as of September 30, 2000 and our Bankers Mutual subsidiary was sold effective June 30, 2000. In connection with the shutdown of BVFMAC’s lending operations, goodwill of $192.6 million was written off, representing the entire unamortized balance associated with our FMAC acquisition. The increase in amortization expense for 2000, as compared to 1999, was due to the additional amortization of goodwill and core deposit intangibles generated in conjunction with our acquisitions, all of which were accounted for under the purchase method of accounting.

     Income Taxes

The Company recorded an income tax benefit of $85.9 million for the year ended December 31, 2001 as compared to a benefit of $55.8 million for 2000 and income tax expense of $25.1 million for 1999. The Company’s effective tax rate was 45.9% for 2001 as compared to 14.6% for 2000 and 46.4% in 1999. Our effective rate differs from our 35.0% statutory tax rate primarily due to the impact of nondeductible goodwill, the impact of state income taxes, net of federal income taxes, and the impact of a $26.0 million valuation allowance established against our gross deferred tax assets in 2000 that was eliminated in 2001.

During 2000, the Company recorded a $26.0 million valuation allowance against its gross deferred tax assets primarily relating to approximately $48.6 million in federal net operating loss carryforwards that were expiring in 2001 as the Company did not expect to be able to fully utilize these amounts prior to their expiration date. In May 2001, the Company raised $137.5 million of additional capital which enabled the Company to implement a new strategic plan, including the disposition of non-core and higher-risk assets. As a result of these actions, the Company’s ability to generate future taxable income is more predictable. During 2001, the Company also executed certain transactions that resulted in significant amounts of taxable income. These transactions included the sale of the BVFMAC legal entity which generated significant taxable income related to previously deferred gains in the franchise securitization trusts. The Company also executed a financing secured by the contractual cash flows of our auto operating lease portfolio that was treated as a sale for income tax purposes and generated $136.5 million in taxable income. Primarily as a result of these transactions, the Company generated sufficient taxable income during the year to be able to utilize the majority of its net operating loss carryforwards expiring in 2001.

The Company believes it will be able to fully utilize its $172.0 million of net deferred tax assets at December 31, 2001. In order to fully utilize its net operating loss carryforwards prior to their expiration dates, however, the Company will be required to execute certain tax planning strategies during 2002 including selling certain assets obtained in connection with a previous purchase business combination with significant built-in gains for tax purposes which would be triggered in the event of a sale. Such a transaction would not only generate significant levels of taxable income, but would also increase the limitation on the utilization of the net operating loss carryforward acquired in connection with a previous purchase business combination. As a result, the Company eliminated the $26.0 million valuation allowance against its gross deferred tax assets during 2001.

There are significant assumptions underlying the valuation of the Company’s net deferred tax assets that are susceptible to possible change in the near term. In the event the Company cannot implement the tax planning strategies contemplated above, the Company may not be able to utilize its net operating loss carryforwards prior to their expiration date. In addition, in the event the Company does not generate sufficient levels of future taxable income, the Company may not be able to utilize its net operating loss carryforwards prior to their expiration date or may not be able to realize other net deferred tax assets related to timing difference between reported financial statement income (loss) and taxable income (loss). If the Company determines in the future that it cannot fully utilize its net deferred tax assets, it would be required to establish a valuation allowance against that portion of its net deferred tax assets estimated not to be realizable.

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

Normalized Net Interest Margin

Normalized net interest income and net interest margin include net rental income from our auto leasing activities (that is, the excess of rental income over depreciation expense and impairment charges on auto-related lease assets), which are principally funded by our deposits, and also include expenses related to our Capital Securities. Because our auto leases are accounted for as operating leases, the rental income is reflected as noninterest income and the related expenses, including depreciation expense, are reflected as noninterest expenses, in accordance with GAAP. Normalized net interest income also excludes certain nonrecurring interest income and interest expense items.

Normalized net interest income for the year ended December 31, 2001 was $147.8 million as compared to $194.0 million for 2000 and $184.7 million for 1999. Normalized net interest margin for the year ended December 31, 2001 was 3.45% as compared to 3.35% for 2000 and 3.30% for 1999.

The following table illustrates normalized net interest income and net interest margin, by platform, for the periods indicated:

	For the Year Ended December 31,
	2001		2000		1999
	Net Interest Income	Net Interest Margin	Net Interest Income	Net Interest Margin	Net Interest Income	Net Interest Margin
	(Dollars in thousands)
Retail Platform	$60,472	2.39%	$94,530	2.91%	$114,237	3.00%
Commercial Platform	87,310	4.98	99,496	3.90	70,461	3.92

Total	$147,782	3.45%	$194,026	3.35%	$184,698	3.30%

The decrease in normalized net interest income for 2001, as compared to 2000, was largely attributable to lower average interest-earning asset balances partially offset by an increase in normalized net interest margin. The decrease in average interest-earning assets was primarily due to asset sales throughout 2001 as well as the December 2000 sales of franchise asset-backed and mortgage-backed securities and home equity and auto loans partially offset by higher investment balances, as previously discussed. The increase in normalized net interest margin was due to lower funding costs partially offset by lower asset yields. The decreases in both asset yields and funding costs were primarily due to the lower interest rate environment.

The increases in normalized net interest income and net interest margin for 2000, as compared to 1999, was largely attributable to an increase in average interest-earning assets combined with higher net rental income from our auto leasing activities.

Our cost of borrowings, in accordance with GAAP, does not include the impact of the cost associated with the $90 million of Capital Securities issued on December 21, 1998. Had this expense been included, our cost of borrowings would have been 7.61% for the year ended December 31, 2001, 6.79% for 2000 and 5.97% for 1999, representing increases of 46 basis points, 17 basis points and 19 basis points, respectively. Interest expense related to our Capital Securities have increased since the third quarter of 2000 due to the compounding effect of the deferred distributions as previously discussed.

The following table illustrates average interest-earning assets, including our auto-related operating lease assets, by platform, for the years indicated:

	Average Balances for the Year Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Retail Platform	$2,530,165	$3,245,417	$3,804,308
Commercial Platform	1,752,686	2,554,447	1,799,220

Total	$4,282,851	$5,799,864	$5,603,528

The following table illustrates interest-earning assets, including our auto-related operating lease assets, by platform, as of the dates indicated:

	At December 31, 2001	At December 31, 2000
	(Dollars in thousands)
Retail Platform	$1,793,499	$2,207,366
Commercial Platform	1,541,310	2,178,619

Total	$3,334,809	$4,385,985

Balance Sheet Analysis

Our total assets were $4.0 billion at December 31, 2001 as compared to $5.4 billion at December 31, 2000 and $6.5 billion at December 31, 1999. The decrease in total assets from 2000 to 2001 was primarily due to loan and lease sales and paydowns, sales of investment securities, a decline in cash and short-term investments as we utilized these funds to reduce borrowings during 2001 and the revaluation of our franchise-related assets, partially offset by loan and lease originations. The decrease in total assets from 1999 to 2000 was largely due to loan securitizations and/or sales and the write-off of assets associated with the restructuring of our franchise lending division.

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

	At December 31,
	2001	2000	1999
	(Dollars in thousands)
Available-for-sale
Investment securities(1)	$98,980	$33,009	$49,063
Mortgage-backed securities:
GNMA, Fannie Mae and Freddie Mac	166,761	341	10,143
CMOs	103,430	237	336
Other financial intermediaries	8,700	—	—

Total	$377,871	$33,587	$59,542

Held-to-maturity
Investment securities(1)	$—	$—	$9,997
Mortgage-backed securities:
GNMA, Fannie Mae and Freddie Mac	—	627,300	472,019
CMOs	—	2,923	151,582
Other financial intermediaries	—	11,827	20,633

Total	$—	$642,050	$654,231

(1)	See Note 5 to our Consolidated Financial Statements, “Investment Securities,” at Item 8, “Financial Statements and Supplementary Data” for further detail on our investment portfolio.

During the second quarter of 2001, we transferred our remaining held-to-maturity securities totaling $631.7 million to available-for-sale. We sold $378.8 million of mortgage-backed securities, including $334.0 million of GNMA securities, and $19.7 million of Sallie Mae floating-rate bonds during 2001. The sales were partially offset by purchases of $83.2 million of GNMA mortgage-backed securities and $105.7 million of Fannie Mae and private-label mortgage-backed securities during the year. In addition, we also purchased $118.1 million of investment securities during 2001 consisting of $48.1 million of trust preferred securities, $19.7 million of Sallie Mae floating-rate bonds which were subsequently sold, $16.0 million of asset-backed securities, $10.0 million of Federal Home Loan Bank callable notes, $10.0 million of Freddie Mac structured notes and $14.3 million in other investment securities. We revalued our retained interests in loan and lease securitizations by $12.6 million during 2001, as previously discussed. The revaluation established a new cost basis for our retained interests in loan and lease securitizations. As a result of the transfer and subsequent sales of securities from our held-to-maturity portfolio during the second quarter, we do not intend to hold any securities as held-to-maturity in the foreseeable future.

During 2000, we purchased $327.8 million of GNMA securities and $35.3 million of Federal Home Loan Bank callable notes for our held-to-maturity portfolio. In addition, we completed an on-balance sheet franchise loan securitization during the second quarter of 2000. This transaction initially generated $264.2 million in asset-backed securities held-to-maturity and $12.1 million in retained interests classified as available-for-sale. Under the provisions of Statement No. 133, we transferred these franchise-related asset-backed securities to available-for-sale and sold them in December 2000 as a result of declining spreads on these fixed-rate securities. We also transferred $231.0 million of mortgage-backed securities to our available-for-sale portfolio in connection with our adoption of Statement No. 133 on October 1, 2000. We sold $108.2 million of GNMA securities and $131.7 million of private-label mortgage-backed securities from our available-for-sale portfolio during 2000. Additionally, we revalued franchise-related retained interests in loan and lease securitizations by $26.3 million during 2000.

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

We do not maintain a trading portfolio. Unrealized gains of $523,000 and $10,000 and an unrealized loss of $293,000 on securities classified as available-for-sale were included in stockholders’ equity (net of tax) at December 31, 2001, 2000 and 1999, respectively.

At December 31, 2001, 2000 and 1999, we did not hold any securities that were issued by a single party which exceeded 10% of our stockholders’ equity balance, excluding securities issued by the U.S. government or U.S. government agencies and corporations.

Mortgage-backed securities pose risks not associated with fixed maturity bonds, primarily related to the ability of the borrower to prepay the underlying loan with or without penalty. This risk, known as prepayment risk, may cause the mortgage-backed securities to remain outstanding for a period of time different than that assumed at the time of purchase. When interest rates decline, prepayments generally tend to increase, causing the average expected remaining maturity of the mortgage-backed securities to decline. Conversely, if interest rates rise, prepayments tend to decrease, lengthening the average expected remaining maturity of the mortgage-backed securities. The following table illustrates the remaining contractual principal maturities and weighted-average yields on our mortgage-backed securities held at December 31, 2001. The weighted-average yield is computed using the amortized cost of available-for-sale securities, which are reported at fair value. Expected remaining maturities of mortgage-backed securities will generally differ from their contractual maturities because borrowers may have the right to prepay obligations with or without penalties.

	Within One Year		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Amount	Weighted- Average Yield	Amount	Weighted- Average Yield	Amount	Weighted- Average Yield	Amount	Weighted- Average Yield	Amount	Weighted- Average Yield
	(Dollars in thousands)
Available-for-sale:
GNMA, Fannie Mae and Freddie Mac	$—	—%	$1,878	6.57%	$48,574	5.79%	$115,318	5.57%	$165,770	5.64%
CMOs	—	—	—	—	—	—	62,569	4.71	62,569	4.71
Other financial intermediaries	—	—	—	—	—	—	49,678	5.73	49,678	5.73

Total amortized cost		$—%	$1,878	6.57%	$48,574	5.79%	$227,565	5.37%	$278,017	5.45%

Fair value	$—		$1,887		$48,640		$228,363		$278,891

Loans and Leases

Loan and Lease Portfolio Composition

Our loan and lease portfolio reflects the activity of our two business segments, or platforms. The Retail Platform consists of single-family real estate loans, home equity loans and lines of credit, and auto loans and leases. We ceased our single-family loan origination operations in 1996 in conjunction with our strategic plan to change-out these assets for commercial banking assets with higher risk-adjusted yields. The Commercial Platform includes multi-family and commercial real estate loans, franchise loans, asset-based loans, factoring loans, commercial leases and business loans. The following table shows the composition of our gross loan and lease portfolio as of the dates indicated:

	At December 31,
	2001		2000		1999		1998		1997
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Loans and Leases Receivable:
Retail Platform:
Single-family mortgage loans(1)	$277,288	11.6%	$392,047	12.5%	$940,235	21.6%	$1,515,413	36.2%	$550,506	22.9%
High loan-to-value home equity loans and lines of credit	12,238	0.5	100,573	3.2	434,254	10.0	483,793	11.6	67,092	2.8
Other home equity loans and lines of credit	132,381	5.5	202,324	6.4	214,422	4.9	139,004	3.3	36,623	1.5
Auto loans(2)	444,607	18.5	287,020	9.1	496,901	11.4	546,806	13.0	298,627	12.4

Total retail loans	866,514	36.1	981,964	31.2	2,085,812	47.9	2,685,016	64.1	952,848	39.6
Commercial Platform:
Multi-family mortgage loans	697,339	29.0	611,484	19.4	622,835	14.3	1,015,980	24.2	1,026,148	42.6
Commercial mortgage loans	289,093	12.0	339,764	10.8	365,712	8.4	338,220	8.1	348,754	14.5
Franchise loans(1)	160,072	6.7	779,922	24.8	952,243	21.9	—	0.0	—	0.0
Asset-based loans, factoring loans and commercial leases	310,070	12.9	353,362	11.2	254,671	5.8	113,210	2.7	54,120	2.3
Business loans	79,883	3.3	81,365	2.6	72,977	1.7	39,039	0.9	24,855	1.0

Total commercial loans and leases	1,536,457	63.9	2,165,897	68.8	2,268,438	52.1	1,506,449	35.9	1,453,877	60.4
Gross loans and leases before premiums and discounts and deferred fees and costs, net	2,402,971	100.0%	3,147,861	100.0%	4,354,250	100.0%	4,191,465	100.0%	2,406,725	100.0%

Premiums and discounts and deferred fees and costs, net	14,215		22,878		59,404		45,209		4,846

Gross loans and leases	$2,417,186		$3,170,739		$4,413,654		$4,236,674		$2,411,571

(1)
Balances include $40.6 million, $336.3 million and $34.9 million of franchise loans held-for-sale at December 31, 2001, 2000 and 1999, respectively and $8.9 million and $31.3 million of single-family mortgage loans held-for-sale at December 31, 2000 and 1999, respectively.

(2)	Auto loan totals exclude auto-related operating lease assets.

The decrease in retail and commercial loans and leases in 2001, as compared to 2000, was primarily due to loan sales effected throughout the year as well as loan payoffs and amortization. Consistent with our strategy of exiting non-core businesses and eliminating high-risk assets, we sold $488.2 million of franchise loans, $142.8 million of home equity loans, which included approximately $90.0 million of high loan-to-value home equity loans, and $7.0 million of commercial loans during 2001. The franchise loan sales during the year further reduced our franchise loan exposure as our franchise loans decreased to $174 million in unpaid principal balance at December 31, 2001, down 79% from $823 million at the beginning of the year. Net of mark-to-market valuation adjustments, the net book value of our franchise loan portfolio was $160.1 million at December 31, 2001 as compared to $779.9 million at December 31, 2000.

The decrease in retail and commercial loans and leases in 2000, as compared to 1999, was primarily due to loan sales consisting of $423.2 million of single-family mortgage loans, $244.0 million of high loan-to-value home equity loans, $120.0 million of franchise loans, $58.5 million of multi-family mortgage loans and $26.5 million of commercial equipment leases. In addition, we securitized and/or sold $405.7 million of auto loans and completed a $268.2 million on-balance sheet franchise loan securitization during the second quarter of 2000 that effectively transferred this balance to investment securities. The reduction in single-family loans, high loan-to-value home equity loans and franchise loans during 2000 reduced both our geographic concentration risk and overall credit risk profile and improved regulatory capital.

Loans held-for-sale totaled $40.6 million as of December 31, 2001, all of which represented franchise loans held-for-sale. We are actively pursuing opportunities to sell our remaining held-for-sale franchise loan portfolio to further reduce our concentration in franchise assets.

The following table illustrates the composition of our fixed- and adjustable-rate gross loan and lease portfolio (before premiums and discounts, deferred fees and costs and the allowance for losses on loans and leases) as of the dates indicated:

	At December 31,
	2001	2000	1999
	(Dollars in thousands)
Fixed-rate loans and leases:
Mortgage	$176,346	$256,059	$316,360
Home Equity	76,776	228,321	564,333
Auto	444,607	287,020	496,901
Commercial	97,846	105,777	96,499
Franchise	120,752	490,634	761,794
Business	79,883	81,365	72,977

	996,210	1,449,176	2,308,864
Adjustable-rate loans and leases:
Mortgage	1,087,374	1,087,236	1,612,422
Home Equity	67,843	74,576	84,343
Commercial	212,224	247,585	158,172
Franchise	39,320	289,288	190,449

	1,406,761	1,698,685	2,045,386

Total	$2,402,971	$3,147,861	$4,354,250

The following table illustrates the remaining contractual maturity distribution of our fixed- and adjustable-rate gross loan and lease portfolio (before premiums and discounts, deferred fees and costs and the allowance for losses on loans and leases) at December 31, 2001:

	At December 31, 2001
	One Year or Less	After One Year Through Five Years	After Five Years	Total
	(Dollars in thousands)
Fixed-rate loans and leases:
Mortgage	$9,901	$4,417	$162,028	$176,346
Home Equity	15,137	18,694	42,945	76,776
Auto	1,776	118,380	324,451	444,607
Commercial	56,875	40,971	—	97,846
Franchise	1,290	5,717	113,745	120,752
Business	29,510	28,232	22,141	79,883

	114,489	216,411	665,310	996,210
Adjustable-rate loans and leases:
Mortgage	11,673	6,274	1,069,427	1,087,374
Home Equity	147	5,922	61,774	67,843
Commercial	60,175	152,049	—	212,224
Franchise	333	3,976	35,011	39,320

	72,328	168,221	1,166,212	1,406,761

Total	$186,817	$384,632	$1,831,522	$2,402,971

Loan and Lease Originations and Purchases

The following table illustrates gross loans and leases, including operating lease assets, originated and purchased for the years indicated:

	For the Year Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Loan and Lease Production:
Originations:
Home equity loans and lines of credit	$94,026	$71,883	$64,624
Auto loans and leases(1)	323,619	403,336	682,827
Multi-family and commercial mortgage loans	245,152	168,520	250,562
Franchise loans(2)	—	299,878	142,241
Bankers Mutual multi-family loans(2)(3)	—	220,146	78,500
Asset-based loans, factoring loans and commercial leases	62,513	150,545	164,297
Business loans	60,310	67,078	68,690

Total originations	785,620	1,381,386	1,451,741

Purchases:
Home equity loans	12,933	826	178,815
Auto loans(4)	—	25,017	135,504
Mortgage loans	—	2,006	26,472
Franchise loans	—	—	813,988

Total purchases	12,933	27,849	1,154,779

Total loan and lease production	$798,553	$1,409,235	$2,606,520

(1)	Includes auto-related operating lease assets totaling $114.6 million for 2000 and $335.2 million for 1999, which are not included in our total loan and lease portfolio in accordance with GAAP.
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
(4)
Auto loan and lease purchases for the year ended December 31, 2000 included $22.2 million related to the repurchase of loans as a result of exercising the cleanup call on our 1997 auto loan securitization.

Our loan and lease origination and purchase activity during 2001 was consistent with our strategy of growing our core retail and commercial banking businesses. We currently focus our loan origination efforts on high-quality consumer and commercial loans including multi-family and commercial mortgage loans. During 2000 and 1999, our loan and lease origination and purchase activity was primarily focused on consumer and commercial assets which provided higher risk-adjusted yields compared to the traditional mortgage-based assets. We ceased originating franchise loans during 2000 with the shutdown of our franchise loan production unit. Single-family mortgage loan originations ceased during 1996. We supplemented our originations in 1999 with a significant amount of loan and lease purchases. The franchise loans purchased in 1999 were originated by FMAC prior to our acquisition of FMAC on November 1, 1999.

Credit Quality

We define nonperforming assets as nonaccrual loans and leases, real estate owned, defaulted mortgage-backed securities and other repossessed assets. We define nonaccrual loans and leases as loans and leases 90 days or more delinquent as to principal and interest payments (unless the principal and interest are well secured and in the process of collection) and loans and leases less than 90 days delinquent designated as nonperforming when we determine that the full collection of principal and/or interest is doubtful. We do not record interest on nonaccrual loans and leases.

The following table illustrates our nonperforming assets as of the dates indicated:

	At December 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands)
Nonaccrual loans and leases	$79,722	$99,608	$22,918	$14,700	$10,991
Real estate owned	9,462	1,041	2,467	2,666	4,146
Other repossessed assets	633	524	554	654	629

Nonperforming assets	$89,817	$101,173	$25,939	$18,020	$15,766

The decrease in total nonperforming assets in 2001, as compared to 2000, was primarily due to the declining balances of our mortgage loan and home equity loan portfolios, primarily high loan-to-value home equity loans, combined with resolution of specific franchise problem credits during 2001. Non-franchise nonaccrual loans and leases decreased to $17.5 million at December 31, 2001 from $28.8 million at December 31, 2000. The increase in real estate owned was primarily due to the foreclosure of certain franchise properties. Franchise real estate owned totaled $7.3 million at December 31, 2001.

The increase in total nonperforming assets in 2000, as compared to 1999, was primarily due to an increase in nonperforming assets within our franchise loan sector. Nonperforming assets within the franchise loan sector represented approximately 71% of the 2000 total and included $70.8 million in nonaccrual franchise loans and $1.0 million of franchise real estate owned at December 31, 2000.

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

The following table illustrates, by platform, nonperforming assets and nonperforming assets as a percentage of consolidated assets:

	Nonperforming Assets as a Percentage of Consolidated Total Assets
	At December 31,
	2001		2000		1999
	(Dollars in thousands)
Retail Platform:
Single-family mortgage	$2,455	0.06%	$4,599	0.09%	$5,121	0.08%
Home equity	470	0.01	3,919	0.07	2,958	0.04
Auto	1,034	0.03	706	0.01	1,307	0.02

Total Retail Platform	3,959	0.10	9,224	0.17	9,386	0.14

Commercial Platform:
Multi-family mortgage	67	—	337	0.01	1,172	0.02
Commercial real estate	7,822	0.19	12,025	0.23	6,557	0.10
Franchise loans	69,583	1.74	71,790	1.34	6,185	0.10
Asset-based loans, factoring loans and commercial leases	8,003	0.20	6,565	0.12	1,639	0.02
Business loans	383	0.01	1,232	0.02	1,000	0.02

Total Commercial Platform	85,858	2.14	91,949	1.72	16,553	0.26

Total	$89,817	2.24%	$101,173	1.89%	$25,939	0.40%

The following table illustrates, by platform, loans and leases delinquent 60 days or more as a percentage of gross loans and leases:

	Loans and Leases Delinquent 60 Days or More as a Percentage of Gross Loans and Leases
	At December 31,
	2001		2000		1999
	(Dollars in thousands)
Retail Platform	$7,802	0.32%	$15,139	0.48%	$16,747	0.38%
Commercial Platform	62,221	2.58	68,648	2.16	11,668	0.26

Total	$70,023	2.90%	$83,787	2.64%	$28,415	0.64%

Allowance for Loan and Lease Losses (ALLL)

Credit risk and potential loss are inherent in the lending process. The purpose of the ALLL is to absorb losses that are probable and estimable in our loan and lease portfolio. The ALLL is augmented through charges to earnings called provisions. Known losses are charged to the ALLL. Management seeks to reduce credit risk and therefore potential loss by administering established lending policies and underwriting procedures combined with continuous monitoring of the portfolio.

The adequacy of the ALLL is formally evaluated on a quarterly basis. As discussed in more detail below, specific credits and the portfolio in general are evaluated by several methods incorporating historical performance, collateral protection, cash flow and analysis of current economic conditions. This evaluation culminates with a judgment on the probability of collection based on existing and probable near-term events. The underwriting of new credits may be changed or modified depending on the results of these on-going evaluations. Discontinued lending operations receive the same scrutiny as on-going operations but do not have the additional risk inherent in accepting new business.

After the quarterly evaluations are completed and the various requirements are tabulated, any deficiency is covered through provisions to the ALLL. Through the budget process, these provisions are estimated for the entire year and adjusted after the quarterly evaluations if necessary. This entire process of evaluating the adequacy of the ALLL is subjective and judgmental. In accordance with our methodology, this process consists of three major components as described below:

1.  Allowance for loans and leases that are individually evaluated.    These loans and leases are generally larger commercial or income-producing real estate loans or leases that are evaluated on an individual basis at least quarterly in accordance with our internal grading processes and smaller homogeneous loans that have been adversely graded. Loans adversely graded receive a specific allowance allocation predicated on the individual analysis using the various techniques mentioned above. Pass credits within each loan category receive a general allowance component consistent with the evaluation of the factors within that portfolio. Loans considered impaired receive further testing as required under Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan,” and any resulting permanent impairment is charged off to the ALLL. These grades and the specific allowance allocations are routinely reviewed for accuracy through an independent review process and by the bank’s regulatory agencies.

2.  Allowance for groups of homogenous loans and leases that currently exhibit no identifiable weaknesses and are collectively evaluated.    The smaller balance homogenous loans and leases generally consist of single-family mortgage loans and consumer loans, including auto loans, home equity loans and lines of credit and unsecured personal loans. The larger loans and leases generally consist of commercial or income-producing real estate loans and leases that are grouped into pools with common characteristics. An allowance factor is derived that is an estimate of the probable losses that are inherent in these pools. These factors are based primarily on the historical loss experience tracked over various time periods up to three years with specific attention given to recent trend analysis. Other factors including delinquency, adverse classification trends, and industry experience are also evaluated. The resulting allowance is the sum of the allocations in each category.

3.  Unallocated Allowance.    The third component is to absorb losses not provided for by the other two components. Other factors come into play that may have an impact on loan losses. These include, but are not limited to, changes in economic conditions in areas where we loan money, increased risk in lending into new areas with new products, and timing difference between the receipt and evaluation of loan data. Another important risk that this component takes into consideration is the general level of imprecision involved with any ALLL analysis process. The first two components are driven primarily by historical factors and evaluation of existing and near-term events. While these components are believed to be adequate under existing conditions, they remain subjective and judgmental. The unallocated portion of the ALLL is management’s best efforts to ensure that the overall allowance appropriately reflects the probable losses inherent in the loan and lease portfolio.

The allowance for loan and lease losses at December 31, 2001 was $49.8 million as compared to $73.7 million at December 31, 2000 and $52.2 million at December 31, 1999. The decrease in the allowance for loan and lease losses was primarily related to the decrease in loans held-for-investment during 2001 due to loans transferred from held-for-investment to held-for-sale and subsequently sold. The transfer of loans from held-for-investment to held-for-sale resulted in a $53.6 million reduction to the allowance for loan and lease losses related to mark-to-market adjustments on these loans, consisting of $48.8 million in net reductions related to franchise loans and $4.8 million related to the sale of home equity loans during 2001.

The allowance for loan and lease losses at December 31, 2001 represents 2.10% of gross loans and leases held-for-investment. Within this allowance, $20.1 million is specifically allocated to the total franchise portfolio and represents 16.82% of that portfolio. As such, this particular segment of our total loan portfolio, while relatively small, contains the most exposure to potential credit loss. This is a discontinued lending operation and the size of this portfolio has declined considerably in 2001. The remainder of the allowance of $29.7 million, including $4.8 million of unallocated allowance, represents 1.32% of the remaining loan portfolio. In addition, within the held-for-

investment portfolio of franchise loans is another $6.1 million of mark-to-market valuation adjustments on loans transferred from held-for-sale to held-for-investment which has reduced the carrying value of these loans.

The increase in the allowance for loan and lease losses at December 31, 2000, as compared to December 31, 1999, was primarily related to higher provision levels associated with the franchise loan sector partially offset by allowance reductions related to transfers of loans to held-for-sale. These higher provision levels resulted in an increase in the allowance for loan and lease losses to 2.61% of gross loans and leases held-for-investment at December 31, 2000 as compared to 1.20% at December 31, 1999. The unallocated allowance was $9.4 million at December 31, 2000 and $3.1 million at December 31, 1999.

The allowance for loan and lease losses is maintained at a level that we believe is appropriate based on our estimate of probable losses in the portfolio of loans and leases held-for-investment. This assessment is based on many factors including prevailing economic conditions, identified losses within the portfolio, historical loss experience, asset concentrations, levels and trends in classified assets, loan and lease delinquencies and industry data.

The following table illustrates the allowance for loan and lease losses as a percentage of nonperforming assets and gross loans and leases, excluding loans and leases held-for-sale:

	Allowance for Loan and Lease Losses as a Percentage of Specified Assets
	At December 31,
	2001		2000		1999
	Assets	Percent	Assets	Percent	Assets	Percent
	(Dollars in thousands)
Nonperforming assets	$89,817	55%	$101,173	73%	$25,939	201%
Gross loans and leases, excluding loans and leases held-for-sale	$2,376,578	2.10%	$2,825,532	2.61%	$4,347,407	1.20%

The following table illustrates the allowance for loan and lease losses for the years indicated:

	For the Year Ended December 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands)
Beginning balance	$73,738	$52,161	$45,405	$38,458	$29,013
Allowance related to acquisitions(1)	—	—	8,256	11,374	14,162
Transfers of loans to held-for-sale	(53,606)	(15,210)	(2,656)	—	—
Charge-offs:
Mortgage	(1,488)	(422)	(827)	(2,480)	(2,699)
Home Equity	(10,296)	(18,014)	(19,568)	(7,152)	—
Auto	(3,809)	(2,953)	(7,674)	(8,604)	(4,057)
Asset-based loans, factoring loans and commercial leases	(9,397)	(4,425)	(3,176)	(828)	(1,685)
Franchise	(24,197)	(1,128)	—	—	—
Business(2)	(2,509)	(7,926)	—	—	—

	(51,696)	(34,868)	(31,245)	(19,064)	(8,441)
Recoveries:
Mortgage	283	218	607	2,290	706
Home Equity(3)	4,602	3,157	1,530	456	—
Auto	1,526	1,488	1,722	2,599	955
Asset-based loans, factoring loans and commercial leases	2,479	1,366	231	178	111
Franchise	196	2,826	—	—	—
Business	379	—	—	—	—

	9,465	9,055	4,090	5,523	1,772
Net charge-offs	(42,231)	(25,813)	(27,155)	(13,541)	(6,669)
Provision for loan and lease losses	71,890	62,600	28,311	9,114	1,952

Ending balance	$49,791	$73,738	$52,161	$45,405	$38,458

Net charge-offs to average total loans and leases	1.51%	0.65%	0.61%	0.32%	0.28%

(1)
We acquired Bay View Commercial Finance Group in March 1997, Ultra Funding in October 1997, America First Eureka Holdings in January 1998, Franchise Mortgage Acceptance Company in November 1999 and Goodman Factors, Inc. in February 2000.

(2)	Charge-offs for the year ended December 31, 2000 include $7.9 million in FMAC-originated funeral home loans.
(3)	Includes a $2.6 million recovery on sale of charged-off high loan-to-value home equity loans totaling $45.0 million.

Deposits

As a primary part of our business, we generate deposits for the purpose of funding loans, leases and securities. The following table illustrates deposits as of the dates indicated:

	At December 31,
	2001		2000		1999
	Amount	Rates	Amount	Rates	Amount	Rates
	(Dollars in thousands)
Transaction accounts	$1,950,699	1.48%	$1,608,499	3.59%	$1,703,123	3.29%
Retail certificates of deposit	1,284,228	3.53	1,872,562	6.01	1,637,127	4.90

Total retail deposits	3,234,927	2.29	3,481,061	4.89	3,340,250	4.09
Brokered certificates of deposit	—	—	265,251	6.86	389,530	5.87

Total	$3,234,927	2.29%	$3,746,312	5.03%	$3,729,780	4.22%

Transaction accounts as a percentage of retail deposits		60.3%		46.2%		51.0%

The decrease in total deposits at December 31, 2001, as compared to December 31, 2000, was primarily due to maturities of higher-cost certificates of deposit, including brokered certificates of deposit, partially offset by an increase in lower-cost transaction accounts. The $342.2 million growth in our transaction accounts, combined with the prevailing low interest rate environment, helped us reduce our overall cost of deposits to 2.29% at December 31, 2001 from 4.89% at December 31, 2000. The increase in total deposits at December 31, 2000, as compared to December 31, 1999, was due primarily to the growth of our retail certificates of deposit partially offset by a decrease in transaction accounts and brokered certificates of deposit. Our retail deposits grew $140.8 million during 2000 primarily due to marketing and promotional efforts.

We continue to focus on enhancing the value of Bay View Bank’s deposit branch franchise. We believe that our focus on Bay View Bank’s retail deposit base, particularly transaction accounts, will enhance our results of operations by lowering our consolidated cost of funds, increasing fee income and expanding opportunities for cross-selling products and services.

Retail certificates of deposit of $100,000 or more, by time remaining until maturity, were as follows:

	At December 31,
	2001	2000
	(Dollars in thousands)
Three months or less	$161,340	$208,916
Over three through six months	82,345	167,487
Over six through twelve months	96,759	155,087
Over twelve months	14,574	18,432

Total	$355,018	$549,922

Borrowings

During 2001, we significantly reduced our borrowings as part of our strategic plan, completely eliminating short-term borrowings including collateralized advances from the Federal Home Loan Bank of San Francisco, warehouse lines and securities sold under agreements to repurchase. Our remaining borrowings include subordinated debt, capital securities and other borrowings related to the financing secured by our auto lease contractual cash flows. At December 31, 2001, we had $331.6 million in excess borrowing capacity at the FHLB available for future use.

During 1999, two warehouse lines with initial committed amounts totaling $600 million were secured. Both lines had original maturities of one year or less. One warehouse line of $500 million was established to provide financing for franchise loans. In October 2000, we replaced the $500 million franchise loan-related warehouse line with a $170 million warehouse line used solely to finance franchise loans held at the parent company that expired March 31, 2001. This warehouse line was extended and fully paid off in the third quarter of 2001. The other warehouse line of $100 million, which was established to fund Bankers Mutual multi-family loan production, was terminated following the sale of substantially all of the assets and certain liabilities of Bankers Mutual during the second quarter of 2000.

On August 18, 1999, Bay View Bank issued $50 million of 10% Subordinated Notes, which mature in August 2009, a portion of which was used to partially finance the acquisition of FMAC. In December 1998, we issued $90 million in Capital Securities yielding 9.76%, which mature on December 31, 2028. A portion of the proceeds from the Capital Securities were used to redeem our $50 million of 8.42% Senior Debentures which matured on June 1, 1999 and the remainder for general corporate purposes. In August 1997, we issued $100 million of 9.125% Subordinated Notes, which mature on August 15, 2007, a portion of which was used to partially finance the acquisition of AFEH.

On December 31, 2001, we completed a financing secured by the contractual cash flows of our auto operating lease portfolio. The transaction was recorded as a secured financing in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases” and resulted in an increase in other borrowings of $136.5 million at an imputed interest rate of 5.25%. There have been no new auto leases originated since June 2000 and therefore, the auto operating lease cash flows decrease monthly and are scheduled to conclude in November 2005.

The following table illustrates outstanding borrowings as of the dates indicated:

	At December 31,
	2001	2000	1999
	(Dollars in thousands)
Advances from the Federal Home Loan Bank of San Francisco	$—	$804,837	$1,367,300
Securities sold under agreements to repurchase	—	103,241	17,883
Warehouse lines	—	94,134	397,538
Subordinated Notes, net	149,632	149,567	149,502
Other borrowings	137,536	1,664	3,294
Capital Securities	90,000	90,000	90,000

Total	$377,168	$1,243,443	$2,025,517

The lower borrowing level at December 31, 2001, as compared to December 31, 2000, was primarily due to a reduction in Federal Home Loan Bank advances resulting from prepayments of $614 million combined with $191 million in net maturities that were not renewed, reduction in securities sold under agreements to repurchase and the pay-off of the warehouse line related to franchise loans. These reductions were partially offset by an increase in other borrowings related to the December 31, 2001 financing secured by our auto lease contractual cash flows.

The lower borrowing level at December 31, 2000, as compared to December 31, 1999, was primarily due to the pay-down of the warehouse lines related to franchise loans and the pay-down of Federal Home Loan Bank advances associated with the aforementioned sales of single-family mortgage loans and other assets during 2000. These reductions were partially offset by an increase in securities sold under agreements to repurchase used primarily to fund mortgage-backed security purchases. Additionally, in June 2000 we auctioned $180 million of Federal Home Loan Bank liabilities with below-market interest rates.

Short-term borrowings are defined as borrowings due within one year or less. The following table illustrates our short-term borrowings as of the dates indicated:

	At December 31,
	2001	2000	1999
	(Dollars in thousands)
Advances from the Federal Home Loan Bank of San Francisco	$—	$530,437	$722,500
Securities sold under agreements to repurchase	—	103,241	17,883
Warehouse lines	—	94,134	397,538

Total	$—	$727,812	$1,137,921

Weighted-average interest rate of total short- term borrowings outstanding at period end	—%	6.58%	6.47%

The following table illustrates the maximum outstanding balance for each type of short-term borrowing at any month end during 2001, 2000 and 1999, and the average balances and weighted-average interest rates on short-term borrowings for those years:

	Year Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Advances from the Federal Home Loan Bank of San Francisco	$512,700	$772,700	$1,900,400
Securities sold under agreements to repurchase	$—	$448,660	$24,784
Warehouse lines	$93,768	$355,316	$397,538
Average amount of total short-term borrowings outstanding during the year	$445,430	$1,137,662	$858,226
Weighted-average interest rate of total short-term borrowings outstanding during the year	5.75%	6.59%	5.10%

Liquidity

The objective of our liquidity management program is to ensure that funds are available in a timely manner to meet loan demand and depositors’ needs, and to service other liabilities as they come due, without causing an undue amount of cost or risk, and without causing a disruption to normal operating conditions.

We regularly assess the amount and likelihood of projected funding requirements through a review of factors such as historical deposit volatility and funding patterns, present and forecasted market and economic conditions, and existing and planned business activities. Our Risk Management Committee provides oversight to the liquidity management process and recommends policy guidelines, subject to Board of Directors’ approval, and courses of action to address our actual and projected liquidity needs.

The ability to attract a stable, low-cost base of deposits is a significant source of liquidity. Other sources of liquidity available to us include short-term borrowings, which consist of advances from the Federal Home Loan Bank of San Francisco, repurchase agreements and other short-term borrowing arrangements. Our liquidity requirements can also be met through the use of our portfolio of liquid assets. Liquid assets, as defined by us, include cash and cash equivalents in excess of the minimum levels necessary to carry out normal business operations, federal funds sold, commercial paper and other short-term investments.

On September 6, 2000, Bay View Bank entered into an agreement with the Office of the Comptroller of the Currency. This agreement states that Bay View Bank may not declare or distribute any dividends without prior approval of the Office of the Comptroller of the Currency.

On September 29, 2000, Bay View Capital Corporation entered into an agreement with the Federal Reserve Bank of San Francisco. In addition to requiring prior approval to pay common stock dividends, the agreement requires us to obtain prior approval to disburse dividends associated with our 9.76% Capital Securities. We did not receive approval to disburse the quarterly dividend in the third and fourth quarters of 2000 and for all of 2001. Pursuant to the terms of the Capital Securities, we have deferred distributions on the debentures. During this deferral period, distributions to which holders are entitled will continue to accrue at an annual rate of 9.76% of the liquidation amount of $25 per Capital Security, plus accumulated additional distributions at the same rate, compounded quarterly, on any unpaid distributions (to the extent permitted by law). We fully intend to continue to seek approval to distribute the dividend at the earliest available opportunity as the interest on these unpaid dividends is one of our highest borrowing costs.

At December 31, 2001, we had liquidity levels with cash and cash equivalents in excess of $521 million, representing approximately 16% of total retail deposits.

To assist you in analyzing our liquidity, you should review our Consolidated Statements of Cash Flows at Item 8. “Financial Statements and Supplementary Data.”

Capital Resources

Management seeks to maintain adequate capital to support anticipated asset growth and credit risks, and to ensure that Bay View Capital Corporation and Bay View Bank are in compliance with all regulatory capital guidelines. Stockholders’ equity totaled $336.2 million at December 31, 2001 as compared to $297.8 million at December 31, 2000. The increase in stockholders’ equity was due to the net proceeds from our $137.5 million rights offering offset by the losses incurred during 2001. Tangible stockholders’ equity, which excludes intangible assets, was $212.6 million at December 31, 2001 as compared to $162.9 million at December 31, 2000. The increase in tangible stockholders’ equity was also due to the net proceeds from our rights offering and the amortization of intangible assets offset by the losses incurred during 2001. We do not have any material commitments for capital expenditures at December 31, 2001.

The following table illustrates the reconciliation of our stockholders’ equity to tangible stockholders’ equity as of the dates indicated:

	At December 31,
	2001	2000
	(Dollars in thousands)
Stockholders’ equity	$336,187	$297,849
Intangible assets	(123,573)	(134,936)

Tangible stockholders’ equity	$212,614	$162,913

Book value per share	$5.37	$9.14

Tangible book value per share	$3.40	$5.00

The following table illustrates the changes in our tangible stockholders’ equity for the periods indicated:

	For the Year Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Beginning tangible stockholders’ equity	$162,913	$302,189	$243,723
Net (loss) income	(101,170)	(326,197)	28,964
Equity issued in connection with acquisitions	—	—	237,022
Intangible assets generated from acquisitions accounted for under the purchase method of accounting	—	(22,095)	(199,344)
Intangible assets generated from branch acquisitions	—	—	(6,154)
Write-off of intangible assets related to Bankers Mutual	—	2,776	—
Write-off of intangible assets related to BVFMAC	—	192,622	—
Net proceeds from issuance of common stock	108,000	—	—
Net proceeds from issuance of preferred stock	26,400	—	—
Expense realized on stock options with below market exercise price	5,219	—	—
Amortization of intangible assets	11,280	20,766	13,687
Repurchase of common stock	—	—	(8,381)
Exercise of stock options and distribution of directors’ retirement plan shares	166	94	498
Cash dividends declared	—	(9,780)	(5,579)
Other	(194)	2,538	(2,247)

Ending tangible stockholders’ equity	$212,614	$162,913	$302,189

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

Additionally, the Federal Deposit Insurance Corporation Improvement Act of 1991 defines five capital tiers: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, depending upon the capital level of the institution. Each federal banking agency, including the Office of the Comptroller of the Currency, is required to implement prompt corrective actions for undercapitalized institutions that it regulates.

Bay View Bank’s regulatory capital levels at December 31, 2001 exceeded both the minimum requirements as well as the requirements necessary to be considered well-capitalized as illustrated in the following table:

	Actual		Minimum Requirement		Well-Capitalized Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 Leverage	$208,816	5.59%	$149,412	4.00%	$186,765	5.00%
Tier 1 Risk-based	$208,816	7.20%	$116,062	4.00%	$174,093	6.00%
Total Risk-based	$295,316	10.18%	$232,124	8.00%	$290,155	10.00%

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

At December 31, 2001, Bay View Capital Corporation exceeded the minimum requirements for Tier 1 risk-based capital while the Tier 1 leverage ratio was 3.73% and total risk-based capital ratio was 7.62% as illustrated in the following table:

	Actual		Minimum Requirement
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage	$140,669	3.73%	$150,937	4.00%
Tier 1 risk-based	$140,669	4.25%	$132,545	4.00%
Total risk-based	$252,607	7.62%	$265,090	8.00%

We anticipate that Bay View Capital Corporation will meet the required minimum capital ratios during 2002 and maintain appropriate capital levels thereafter. (See Item 1, “Business” and Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” at Item 8, “Financial Statements and Supplementary Data” for further discussion on regulatory capital requirements).

Stock Repurchase Program

Our outstanding shares of common stock were 62,579,129 at December 31, 2001 and 32,574,987 at December 31, 2000. As a result of our rights offering during 2001, the weighted-average shares outstanding (including potential dilutive common shares) used for computing earnings per diluted share increased to 50.9 million shares for the year ended December 31, 2001 as compared to 32.6 million shares for the year ended December 31, 2000 and 21.3 million shares for the year ended December 31, 1999.

In August 1998, our Board of Directors authorized the repurchase of up to $50 million in shares of our common stock. During 1999, we repurchased 460,000 shares of our common stock for $8.3 million at an average price of $18.22 per share. We did not repurchase any shares of our common stock during 2000 and 2001. In November 1999, all of our treasury shares were reissued in conjunction with the acquisition of FMAC. At December 31, 2001, we had approximately $17.6 million in remaining authorization available for future share repurchases. Pursuant to our agreement with the Federal Reserve Bank of San Francisco, we must obtain prior written approval before repurchasing shares.

Impact of Inflation and Changing Prices

Our consolidated financial statements presented herein have been prepared in accordance with GAAP, which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time. Due to the fact that most assets and liabilities of a financial institution are monetary in nature, interest rates have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or magnitude as the prices of goods and services.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Asset/Liability Management

The objective of our asset and liability management activities is to improve our earnings by adjusting the type and mix of assets and liabilities to effectively address changing conditions and risks. Through overall management of our balance sheet and by controlling various risks, we seek to optimize our financial returns within safe and sound parameters. Our operating strategies for attaining this objective include managing net interest margin through appropriate risk/return pricing of assets and liabilities and emphasizing growth in retail deposits, as a percentage of interest-bearing liabilities, to reduce our cost of funds. Our strategy includes originating and purchasing quality assets with higher risk-adjusted yields and selling assets with lower risk-adjusted yields or repricing characteristics that do not meet our objectives for interest rate risk. We also seek to improve earnings by controlling noninterest expense, enhancing noninterest income and utilizing improved information systems to facilitate our analysis of the profitability of our business platforms. We also use risk management instruments to modify interest rate characteristics of certain assets or liabilities to hedge against our exposure to interest rate fluctuations, reducing the effects these fluctuations might have on associated cash flows or values. During 2001, 2000 and 1999, these risk management instruments, also referred to as derivative instruments, included interest rate exchange agreements, or “swaps”, Treasury futures contracts, forward sales contracts and interest rate option contracts, commonly referred to as “caps”. Derivative financial instruments involve, to varying degrees, elements of credit risk. Credit risk is defined as the possibility of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract. Finally, we perform internal analyses to measure, evaluate and monitor risk.

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

Forward Sale Contracts

We had open forward sale contract positions related to Fannie Mae benchmark notes with notional amounts of $70.0 million at December 31, 2000. These contracts were used to offset fixed-rate franchise loans classified as held-for-sale. These contracts were reported at fair value with realized gains and losses charged to earnings when incurred. By July 2001, we closed out all open forward sale contract positions.

Caps

Interest rate caps are option contracts that limit the cap holder’s risk associated with an increase in interest rates. If rates go above a specified interest rate (strike price or cap rate), the cap holder is entitled to receive cash payments equal to the excess of the market rate over the strike price multiplied by the notional amount. As of December 31, 2001 and December 31, 2000, we had interest rate caps with notional amounts totaling $180.0 million and cap rates at 7.00% and a cap index based on either the one- or three-month LIBOR rate. These caps are reported at their fair value with realized and unrealized gains and losses charged to earnings when incurred. The fair value of our interest rate caps was $5,000 and $119,000 at December 31, 2001 and 2000, respectively.

Other types of market risk also affect us in the normal course of our business activities. The impact on us resulting from other market risks is deemed immaterial and no separate disclosure of quantitative information related to such market risks is deemed necessary. We do not maintain a portfolio of trading securities and do not intend to engage in such activities in the foreseeable future.

Adoption of Statement No. 133

On October 1, 2000, we adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The standard required us to recognize all derivative instruments on the balance sheet at fair value. The accounting treatment for subsequent changes in the fair value of the derivative instruments depends on the use of the derivative. The adoption of this standard resulted in an after-tax charge to operations of approximately $1.2 million. The adoption also established new assets and liabilities on the balance sheet representing the fair value of our derivative instruments. Effective with the adoption of Statement No.133, the derivative instruments above are not treated as hedge instruments and are being carried at fair value, with changes in such fair value charged or credited to earnings.

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

The following table illustrates our combined asset and liability repricing as of December 31, 2001:

	Repricing Period
	Under One Year	Over One to Three Years	Over Three to Five Years	Over Five Years	Total
	(Dollars in thousands)
ASSETS
Cash and investments	$271,240	$609	$—	$27,534	$299,383
Mortgage-backed securities and loans and leases(1)	1,971,599	534,875	197,225	342,580	3,046,279

Total interest rate sensitive assets	$2,242,839	$535,484	$197,225	$370,114	$3,345,662

LIABILITIES
Deposits:
Transaction accounts(2)	$1,272,885	$664,637	$5,262	$7,915	$1,950,699
Retail certificates of deposit	1,225,029	56,054	2,833	312	1,284,228
Borrowings(3)	—	—	137,536	239,632	377,168

Total interest rate sensitive liabilities	$2,497,914	$720,691	$145,631	$247,859	$3,612,095

Repricing gap-positive (negative)	$(255,075)	$(185,207)	$51,594	$122,255	$(266,433)

Cumulative repricing gap-positive (negative)	$(255,075)	$(440,282)	$(388,688)	$(266,433)

(1)	Based on assumed annual prepayment and amortization rates which approximate our historical experience.
(2)	We estimate transaction accounts repricing based on historical trends and the nature and types of our transaction accounts.
(3)	Includes Capital Securities.

The simulation model discussed above also provides our Risk Management Committee with the ability to simulate our net interest income. In order to measure, at December 31, 2001, the sensitivity of our forecasted net interest income to changing interest rates, both a rising and falling interest rate scenario were projected and compared to a base market interest rate forecast derived from the current treasury yield curve. For the rising and falling interest rate scenarios, the base market interest rate forecast was increased, on an instantaneous and sustained basis, by 100 to 300 basis points and decreased by 100 and 200 basis points. At December 31, 2001, our net interest income related to these hypothetical changes in market interest rates was within our policy guidelines as illustrated in the following table:

	Net Interest Income
	-200 bp	-100 bp	+100 bp	+200 bp	+300 bp
Projected effect:
Net interest income	$147,491	$146,781	$143,945	$143,279	$142,361
% Increase (decrease) from base net interest income	1.88%	1.39%	(0.57)%	(1.03)%	(1.66)%
Policy guideline	(8.00)%	(5.00)%	(5.00)%	(8.00)%	(15.00)%

One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase in market interest rates of 100 to 300 basis points or a decrease of 100 and 200 basis points. At December 31, 2001, our market value of equity exposure related to these changes in market interest rates was within our policy guidelines as illustrated in the following table:

	Market Value of Equity
	-200 bp	-100 bp	+100 bp	+200 bp	+300 bp
Projected effect:
Market value of equity	$440,100	$435,202	$423,322	$419,310	$413,511
Change in MVE as a percentage of base MVE	2.65%	1.51%	(1.26)%	(2.20)%	(3.55)%
Policy guideline	(15.00)%	(7.00)%	(7.00)%	(15.00)%	(22.00)%

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

Item 8.     Financial Statements and Supplementary Data

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	At December 31,
	2001	2000
	(Dollars in thousands)
ASSETS
Cash and cash equivalents:
Cash and due from depository institutions	$357,008	$694,934
Short-term investments	164,380	—

	521,388	694,934
Securities available-for-sale:
Investment securities	98,980	33,009
Mortgage-backed securities	278,891	578
Securities held-to-maturity:
Mortgage-backed securities	—	535,478
Mortgage-backed securities due from creditor	—	106,572
Loans and leases held-for-sale	40,608	345,207
Loans and leases held-for-investment, net of allowance for loan and lease losses of $49.8 million at December 31, 2001 and $73.7 million at December 31, 2000	2,326,787	2,751,794
Investment in operating lease assets, net	339,349	479,829
Investment in stock of the Federal Home Loan Bank of San Francisco	24,157	40,190
Investment in stock of the Federal Reserve Bank	11,866	19,590
Real estate owned, net	9,462	1,041
Premises and equipment, net	13,145	17,303
Intangible assets	123,573	134,936
Income taxes, net	174,360	88,909
Other assets	51,539	111,561

Total assets	$4,014,105	$5,360,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Transaction accounts	$1,950,699	$1,608,499
Retail certificates of deposit	1,284,228	1,872,562
Brokered certificates of deposit	—	265,251

	3,234,927	3,746,312
Advances from the Federal Home Loan Bank of San Francisco	—	804,837
Short-term borrowings	—	197,375
Subordinated Notes, net	149,632	149,567
Other borrowings	137,536	1,664
Other liabilities	65,823	73,327

Total liabilities	3,587,918	4,973,082

Guaranteed Preferred Beneficial Interest in our Junior Subordinated Debentures (“Capital Securities”)	90,000	90,000

Stockholders’ equity:
Serial preferred stock; authorized, 7,000,000 shares; outstanding, none	—	—
Common stock ($.01 par value); authorized, 2001—80,000,000 shares; 2000—60,000,000 shares; issued, 2001—62,627,980 shares; 2000—32,640,039 shares; outstanding, 2001—62,579,129 shares; 2000—32,574,987 shares	626	326
Additional paid-in capital	595,258	456,045
Accumulated deficit	(258,047)	(156,877)
Treasury stock, at cost, 2001—48,851 shares; 2000—65,052 shares	(808)	(1,081)
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale, net of tax	523	10
Minimum pension liability adjustment, net of tax	(294)	—
Debt of Employee Stock Ownership Plan	(1,071)	(574)

Total stockholders’ equity	336,187	297,849

Total liabilities and stockholders’ equity	$4,014,105	$5,360,931

The accompanying notes are an integral part of these consolidated financial statements.

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
	2001	2000	1999
	(Dollars in thousands, except per share amounts)
Interest income:
Interest on loans and leases	$243,163	$360,203	$369,841
Interest on mortgage-backed securities	31,695	60,923	37,376
Interest and dividends on investment securities	27,887	39,066	14,439

	302,745	460,192	421,656
Interest expense:
Interest on deposits	135,736	176,602	142,427
Interest on borrowings	29,900	103,282	95,345
Interest on Senior Debentures and Subordinated Notes	14,861	14,868	13,400

	180,497	294,752	251,172
Net interest income	122,248	165,440	170,484
Provision for losses on loans and leases	71,890	62,600	28,311

Net interest income after provision for losses on loans and leases	50,358	102,840	142,173
Noninterest income:
Leasing income	92,305	97,207	58,558
Loan fees and charges	5,542	8,284	6,283
Loan servicing income	4,077	5,804	2,550
Account fees	7,947	7,863	7,007
Sales commissions	5,906	5,399	4,801
Gain (loss) on sale of assets and liabilities, net	(10,547)	(52,606)	10,058
Other, net	1,939	4,691	2,275

	107,169	76,642	91,532
Noninterest expense:
General and administrative:
Compensation and employee benefits	74,727	74,856	61,068
Occupancy and equipment	20,331	23,301	22,101
Professional services	16,198	12,570	5,963
Marketing	4,706	3,743	3,694
Data processing	4,410	4,281	3,438
Deposit insurance premiums and regulatory fees	9,300	1,612	2,740
Postage, telephone & travel	8,027	9,527	7,783
Prepayment penalty fees	8,231	—	—
Other, net	9,357	6,828	5,811
General and administrative—franchise loan production	—	15,561	2,395
General and administrative—Bankers Mutual	—	6,311	2,123

	155,287	158,590	117,116
Other noninterest expense:
Restructuring expenses	6,935	9,213	—
Revaluation of franchise-related assets	70,146	101,894	—
Leasing expenses	86,120	69,350	40,188
Dividend expense on Capital Securities	9,774	8,989	8,935
Real estate owned operations, net	2,085	65	(238)
Provision for losses on real estate owned	2,936	—	—
Amortization of intangible assets	11,280	11,158	11,993
Amortization of intangible assets—franchise	—	9,608	1,694
Write-off of intangible assets—franchise	—	192,622	—

	344,563	561,489	179,688
Income (loss) before income tax expense (benefit)	(187,036)	(382,007)	54,017
Income tax expense (benefit)	(85,866)	(55,810)	25,053

Net income (loss)	$(101,170)	$(326,197)	$28,964

Basic earnings (loss) per share	$(1.99)	$(10.00)	$1.37

Diluted earnings (loss) per share	$(1.99)	$(10.00)	$1.36

Weighted-average basic shares outstanding	50,873	32,634	21,169

Weighted-average diluted shares outstanding	50,873	32,634	21,315

Net income (loss)	$(101,170)	$(326,197)	$28,964
Other comprehensive income (loss), net of tax:
Change in unrealized gain or loss on securities available-for-sale, net of tax expense (benefit) of $362, $214 and ($64) for 2001, 2000 and 1999, respectively	513	303	(91)
Minimum pension liability adjustment, net of tax benefit of $207 for 2001	(294)	—	—

Other comprehensive income (loss)	219	303	(91)

Comprehensive income (loss)	$(100,951)	$(325,894)	$28,873

The accompanying notes are an integral part of these consolidated financial statements.

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of Shares Issued	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Unrealized Gain (Loss) on Securities Available-for-Sale, Net of Tax	Minimum Pension Liability Adjustment, Net of Tax	Debt of Employee Stock Ownership Plan	Total Stockholders’ Equity
	(Dollars in thousands, except per share amounts)
Balance at December 31, 1998	20,376	$204	$—	$251,010	$155,715	$(25,157)	$(202)	$—	$(3,759)	$377,811
Issuance of common stock (FMAC acquisition):
From shares held in treasury	—	—	—	—	—	32,444	—	—	—	32,444
From authorized but unissued shares	12,212	122	—	204,456	—	—	—	—	—	204,578
Repurchase of common stock	—	—	—	—	—	(8,381)	—	—	—	(8,381)
Exercise of stock options, including tax benefits	41	—	—	498	—	—	—	—	—	498
Cash dividends declared ($0.30 per share)	—	—	—	—	(5,579)	—	—	—	—	(5,579)
Unrealized loss on securities available-for-sale, net of tax	—	—	—	—	—	—	(91)	—	—	(91)
Repayment of debt	—	—	—	—	—	—	—	—	950	950
Net income	—	—	—	—	28,964	—	—	—	—	28,964

Balance at December 31, 1999	32,629	326	—	455,964	179,100 (1)	(1,094)	(293)	—	(2,809)	631,194
Exercise of stock options, including tax benefits	11	—	—	94	—	—	—	—	—	94
Distribution of restricted shares	—	—	—	(13)	—	13	—	—	—	—
Cash dividends declared ($0.30 per share)	—	—	—	—	(9,780)	—	—	—	—	(9,780)
Unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	—	303	—	—	303
Repayment of debt	—	—	—	—	—	—	—	—	2,235	2,235
Net loss	—	—	—	—	(326,197)	—	—	—	—	(326,197)

Balance at December 31, 2000	32,640	326	—	456,045	(156,877)	(1,081)	10	—	(574)	297,849
Exercise of stock options, including tax benefits	20	—	—	94	—	—	—	—	—	94
Distribution of director’s retirement plan shares	10	—	—	73	—	—	—	—	—	73
Distribution of restricted shares	—	—	—	(273)	—	273	—	—	—	—
Proceeds from issuance of common stock, net of expenses of $2.0 million	23,967	240	—	107,760	—	—	—	—	—	108,000
Proceeds from issuance of 5,991,369 shares of preferred stock, net of expenses of $1.1 million	—	—	60	26,340	—	—	—	—	—	26,400
Conversion of preferred stock to common stock	5,991	60	(60)	—	—	—	—	—	—	—
Expense recognized on stock options with below market strike price	—	—	—	5,219	—	—	—	—	—	5,219
Unrealized gain on securities available-for- sale, net of tax	—	—	—	—	—	—	513	—	—	513
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	—	(294)	—	(294)
Change in debt of ESOP	—	—	—	—	—	—	—	—	(497)	(497)
Net loss	—	—	—	—	(101,170)	—	—	—	—	(101,170)

Balance at December 31, 2001	62,628	$626	$—	$595,258	$(258,047)	$(808)	$523	$(294)	$(1,071)	$336,187

(1)	Substantially restricted.

The accompanying notes are an integral part of these consolidated financial statements.

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(101,170)	$(326,197)	$28,964
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangible assets	11,280	20,766	13,687
Write-off of intangible assets—BVFMAC	—	192,622	—
Origination of loans and leases held-for-sale	—	(520,023)	—
Proceeds from securitizations and/or sales of loans and leases held-for-sale	—	1,459,558	937,457
Provision for losses on loans and leases and real estate owned	74,826	62,600	28,311
Depreciation and amortization of premises and equipment	4,751	8,617	7,860
Depreciation and amortization of investment in operating lease assets	56,960	69,350	35,590
Accretion of retained interests in securitizations	(1,947)	(5,213)	(1,390)
Amortization of premiums, net of discount accretion	11,685	11,981	24,072
Revaluation of franchise-related assets	70,146	101,894	—
Loss (gain) on sale of assets and liabilities, net	10,547	52,606	(10,058)
(Increase) decrease in other assets	(54,251)	(81,424)	36,415
(Decrease) increase in other liabilities	(7,504)	(37,833)	9,074
Other, net	1,852	54	(3,669)

Net cash provided by operating activities	77,175	1,009,358	1,106,313

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of assets/subsidiaries, net of cash and cash equivalents paid	—	(24,294)	(15,453)
Acquisition of deposits, net of premium paid	—	—	110,807
Proceeds from the sale of substantially all of the assets and certain liabilities of Bankers Mutual, net of cash and cash equivalents sold	—	30,879	—
Net decrease (increase) in loans and leases resulting from originations, net of repayments	131,079	(164,239)	(152,297)
Purchases of loans and leases, net	(12,933)	(27,849)	(1,136,658)
Purchases of mortgage-backed securities	(188,869)	(327,840)	(172,304)
Purchases of investment securities	(118,152)	(48,070)	(20,035)
Principal payments on mortgage-backed securities	174,255	99,717	149,494
Principal payments on investment securities	20,121	7,444	—
Proceeds from securitizations and/or sales of loans and leases held-for-sale	539,859	—	—
Proceeds from sale of mortgage-backed securities available-for-sale	392,166	239,965	—
Proceeds from sale of investment securities available-for-sale	26,321	230,041	—
Proceeds from maturities/calls of investment securities available-for-sale	—	45,298	—
Proceeds from retained interests in securitizations	—	6,585	2,569
Proceeds from sale of real estate owned	4,389	6,504	4,127
Additions to premises and equipment	(593)	(3,004)	(3,922)
Decrease in investment in stock of the Federal Home Loan Bank of San Francisco	16,033	37,645	13,043
Decrease (increase) in investment in stock of the Federal Reserve Bank	7,724	(6,114)	(13,476)

Net cash provided by (used in) investing activities	991,400	102,668	(1,234,105)

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the Year Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(511,385)	16,532	343,182
Proceeds from advances from the Federal Home Loan Bank of San Francisco	205,000	1,950,500	3,725,100
Repayment of advances from the Federal Home Loan Bank of San Francisco	(1,008,800)	(2,514,000)	(4,011,100)
Proceeds from repurchase agreements	—	2,103,116	268,461
Repayment of repurchase agreements	(103,241)	(2,017,758)	(275,880)
Issuance of Subordinated Notes	—	—	50,000
Maturity of Senior Debentures	—	—	(50,000)
Net (decrease) increase in warehouse lines outstanding	(94,134)	(288,071)	234,129
Net increase (decrease) in other borrowings	135,872	(1,630)	(1,783)
Repurchase of common stock	—	—	(8,381)
Proceeds from issuance of common stock	108,167	—	—
Proceeds from issuance of preferred stock	26,400	94	498
Dividends paid to stockholders	—	(9,780)	(7,715)

Net cash (used in) provided by financing activities	(1,242,121)	(760,997)	266,511

Net increase (decrease) in cash and cash equivalents	(173,546)	351,029	138,719
Cash and cash equivalents at beginning of year	694,934	343,905	205,186

Cash and cash equivalents at end of year	$521,388	$694,934	$343,905

Cash paid during the year for:
Interest	$198,692	$293,568	$255,814
Income taxes	$202	$3,468	$—
Supplemental non-cash investing and financing activities:
Loans transferred to real estate owned	$16,494	$5,151	$3,319
Loans transferred from held-for-investment to held-for-sale	$328,402 (1)	$1,323,531	$915,146
Loans securitized and transferred to securities held-to-maturity	$—	$268,172	$—
Securities transferred from held-to-maturity to available-for-sale	$631,663	$496,324	$—
Conversion of preferred stock to common stock	$26,400	$—	$—
The acquisitions of assets/subsidiaries involved the following:
Common stock issued	$—	$—	$237,022
Liabilities assumed	—	—	238,722
Fair value of assets acquired, other than cash and cash equivalents	—	(15,294)	(291,853)
Goodwill	—	(9,000)	(199,344)

Net cash and cash equivalents paid	$—	$(24,294)	$(15,453)

(1) Net	of loans transferred from held-for-sale to held-for-investment.

The accompanying notes are an integral part of these consolidated financial statements.

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Bay View Capital Corporation, a bank holding company incorporated under the laws of the state of Delaware, and our wholly owned subsidiaries: Bay View Bank, N.A., a national bank; Bay View Securitization Corporation, a Delaware corporation; Bay View Capital I, a Delaware business trust; FMAC Insurance Services, a Delaware corporation; FMAC 2000-A Holding Company, a California corporation; and FMAC Franchise Receivables Corporation, a California Corporation. Bay View Bank includes its wholly owned subsidiaries: Bay View Acceptance Corporation, a Nevada corporation; Bay View Commercial Finance Group, a California corporation; XBVBKRS, Inc., formerly Bankers Mutual, a California corporation; MoneyCare, Inc., a California corporation; and Bay View Auxiliary Corporation, a California corporation. Effective March 1, 1999, Bay View Capital Corporation contributed the capital stock of Bay View Commercial Finance Group to Bay View Bank in conjunction with the March 1, 1999 conversion of Bay View Bank from a federally chartered capital stock savings bank to a national bank. Bay View Commercial Finance Group was previously a wholly owned subsidiary of Bay View Capital Corporation. Effective June 14, 1999, Bay View Credit and Ultra Funding, Inc., previously wholly owned subsidiaries of Bay View Acceptance Corporation, were merged into Bay View Acceptance Corporation. On June 30, 2000, substantially all of the assets and certain liabilities of Bankers Mutual were sold to Berkshire Mortgage Finance Limited Partnership. On June 22, 2001, we completed the stock sale by Bay View Bank of the legal entity Bay View Franchise Mortgage Acceptance Company (BVFMAC) and its related servicing platform. On December 31, 2001, in connection with the financing secured by our auto lease cash flows, LFS-BV, formerly a subsidiary of Bay View Acceptance Corporation, was merged into Bay View Bank. All significant intercompany accounts and transactions have been eliminated.

Basis of Financial Presentation and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, sometimes referred to as GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates particularly susceptible to possible changes in the near term relate to the determination of the allowance for losses on loans and leases, investment in operating lease assets and deferred tax assets.

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents

Cash and cash equivalents, as reported in the consolidated statements of financial condition and statements of cash flows, consist of cash and highly liquid financial instruments, with maturities of 90 days or less at the time of purchase, that are readily convertible into cash and are so near their maturity that they present insignificant risk of changes in value.

Generally, our banking depositories either pay interest on deposits or apply an imputed interest credit to deposit balances which is used as an offset to charges for banking services rendered. We have no compensating balance arrangements or lines of credit with banks. Bay View Bank is required to maintain reserves against customer deposits by keeping balances with the Federal Reserve Bank of San Francisco in a noninterest-earning cash account. Cash balances for Bay View Bank required to be held in reserve at the Federal Reserve Bank of San Francisco totaled approximately $2.0 million at December 31, 2001 and $25,000 at December 31, 2000. The average required reserve balance for Bay View Bank totaled $519,000 in 2001 and $25,000 in 2000.

Securities

Securities classified as held-to-maturity are recorded at amortized cost, adjusted for the amortization of premiums and accretion of discounts, because we have the ability and intent to hold these securities to maturity. Securities that are held to meet investment objectives such as interest rate risk and liquidity management, but which may be sold as necessary to implement management strategies, are classified as available-for-sale and are reported at fair value. Fair value for these securities is obtained principally from published information or quotes by registered securities brokers. Securities for which quotes are not readily available are valued based on the present value of discounted estimated future cash flows. Retained interests and asset-backed securities related to our loan and lease securitizations are classified as securities available-for-sale. We are not aware of an active market for the purchase and sale of these retained interests and asset-backed securities at this time, and accordingly, we estimated the fair value of the retained interests by calculating the present value of the estimated expected future cash flows to be received, using management’s best estimates of the key assumptions, including credit losses, prepayment speeds, and discount rates commensurate with the risks involved. We recorded impairment charges relating to retained interests of $12.6 million and $26.3 million at December 31, 2001 and 2000, respectively. There was no impairment relating to retained interests during 1999. We do not have a trading portfolio.

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

Loans and Leases

Loans and leases that we originate or purchase are identified as either held-for-sale or held-for-investment and are recorded at cost including premiums or discounts, deferred fees and costs and the allowance for loan and lease losses, as applicable. Loans and leases classified as held-for-sale primarily consist of fixed-rate franchise loans. Loans and leases classified as held-for-sale are carried at the lower of cost or market on an aggregate basis for each loan and lease type. Market value for these loans and leases is based on prices for similar loans and leases in the secondary whole loan or securitization markets. Interest on loans and leases is accrued as income only to the extent

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

considered collectible. Loans and leases classified as held-for-investment are carried at amortized cost and are not adjusted to the lower of cost or market because we have the ability and the intent to hold these loans and leases to maturity. Generally, we discontinue interest accruals on loans and leases 90 days or more past due. Interest income on nonaccrual loans and leases is generally recognized on a cash basis when received.

We charge fees for originating loans and leases at the time the loan or lease is granted. We recognize these origination fees, net of certain direct costs where applicable, as a yield adjustment over the life of the related loan or lease using the effective interest method or an approximate equivalent if not materially different. Amortization of net deferred origination fees is discontinued on nonperforming loans and leases. When a loan or lease is sold or paid off, unamortized net deferred origination fees are included in interest income at that time.

Impairment of a loan occurs when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. We consider nonperforming loans and troubled debt restructurings as impaired loans. Nonperforming loans are defined as loans 90 days or more delinquent as to principal and interest payments unless the principal and interest are well secured and in the process of collection. We also designate loans less than 90 days delinquent as nonperforming when the full collection of principal and/or interest is doubtful. Troubled debt restructurings are loans which have been modified based upon interest rate concessions and/or payment concessions. Large groups of homogeneous loans are collectively evaluated for impairment. We consider our single-family residential and consumer loans, including auto and home equity loans, as homogeneous loans.

Charge-offs are recorded on impaired loans for the difference between the valuation of the loan and the recorded investment, net of any specific allowance. In determining charge-offs for specific loans, management evaluates the creditworthiness and financial status of the borrower and also analyzes cash flows and current property appraisals. Impaired loans are measured based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Our impaired real estate-based loans are generally measured based on the fair value of the collateral because they are collateral dependent. We generally recognize interest income on impaired loans on a cash basis when received.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is established through a provision charged to expense and is maintained at a level that we believe is sufficient to cover estimated probable losses in the portfolio. In determining the level of the allowance for loan and lease losses, we evaluate specific credits and the portfolio in general using several methods that include historical performance, collateral values, cash flows and analysis of current economic conditions. This evaluation culminates with a judgment on the probability of collection based on existing and probable near term events. The underwriting of new credits may be changed or modified depending on the results of these ongoing evaluations. Discontinued lending operations receive the same scrutiny as ongoing operations but do not have the additional risk inherent in accepting new business. Our methodology provides for three allowance components. The first component represents allowance for loans and leases that are individually evaluated. The second component represents allowance for groups of homogeneous loans and leases that currently exhibit no identifiable weaknesses and are collectively evaluated. We determine allowance for these groups of loans and leases based on factors such as prevailing economic conditions, historical loss experience, asset concentrations, levels and trends of classified assets, and loan and lease delinquencies. The last component is an unallocated allowance which is based on factors that are not necessarily associated with a specific credit, group of loans or leases or loan or lease category. These factors include an evaluation of economic conditions in areas where we lend money, loan and lease concentrations, lending policies or underwriting procedures, and trends in delinquencies and nonperforming assets. The unallocated allowance reflects our efforts to ensure that the overall allowance appropriately reflects the probable losses inherent in the loan and lease portfolio.

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loan Sales and Servicing

Prior to adopting Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” we recorded servicing assets, in accordance with Statement No.125, for the present value of any retained interest in a transferred asset representing servicing fees net of related costs. Retained interest in excess of such servicing fees is recorded on a net present value basis and is classified as an available-for-sale security at fair value. The balance of these servicing assets was $489,000 at December 31, 2001 and $15.4 million at December 31, 2000. Impairment charges on these servicing assets were $13.6 million and $8.8 million for the years ended December 31, 2001 and 2000, respectively. There was no impairment relating to servicing assets for 1999. Amortization of servicing assets and any related impairments are included in noninterest income and noninterest expense as the associated servicing revenue is received and expenses are incurred.

Gains or losses on the securitizations and/or sales of loans and leases are recorded in earnings at the time of the transaction when control over the loans and leases is surrendered and consideration other than beneficial interests in the loans and leases is received.

Investment in Operating Lease Assets

We purchase autos subject to leases which are characterized as operating leases. The corresponding asset is recorded as a fixed asset and depreciated over the lease term to its estimated residual value. This depreciation and other related expenses, including the amortization of initial direct costs which are deferred and amortized over the lease term, are classified as noninterest expense. Lease payments received are recorded as noninterest income. Gross lease asset balances were $505.6 million at December 31, 2001 and $586.3 million at December 31, 2000. Accumulated depreciation and amortization related to the lease assets totaled $130.8 million at December 31, 2001 and $94.7 million at December 31, 2000. At December 31, 2001, future minimum lease payments to be received by us under operating leases were $73.9 million, $49.1 million, $21.6 million, and $4.0 million for the years ending December 31, 2002, 2003, 2004, and 2005 respectively. During June 2000 we ceased originating or purchasing auto lease assets.

The Company performs a quarterly impairment analysis of its automobile operating lease portfolio in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” A lease is considered impaired if its gross future undiscounted cash flows are less than the net book value of the lease. The net book value of the lease is defined as the original capitalized cost of the automobile, including initial direct capitalized costs, less the cumulative amount of depreciation recorded against the automobile and the cumulative amount of amortization of the initial direct capitalized costs recorded since the inception of the lease and less any impairment charges recorded-to-date on that lease.

In determining gross future undiscounted cash flows, the Company contracts with Automotive Lease Guide, commonly referred to as ALG, to provide estimates of the residual value of the underlying automobiles at the end of their lease terms assuming that the vehicles are in average condition. The Company then estimates the probability that i.) the automobiles will be purchased by the lessee prior to the end of the lease term, ii.) the automobile will be purchased by the lessee at the end of the lease term, either at a discount or at the full contractual residual amount, or iii.) the automobile will be returned to the lessor at the end of the lease term. These probabilities are estimated using a number of factors, including the Company’s experience-to-date and industry experience.

Using the projected ALG residual values, the Company’s experience-to-date relative to the projected ALG residual values (for example, for vehicle classes where actual amounts realized were less than what ALG had projected, the Company reduced the projected ALG residual values to equal the Company’s experience-to-date), and the probabilities of each of the three disposition scenarios discussed above occurring, the Company determined a probability-weighted gross future undiscounted cash flow for each automobile lease. For those leases where the gross future undiscounted cash flows were less than net book value, the lease was considered impaired.

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For those leases considered impaired, the Company then estimated the fair value of the lease. The fair value was determined by calculating the present value of the future estimated cash flows again assuming the probabilities of each of the three disposition scenarios. The present value was calculated using current market rates, which the Company estimated as the original contract lease rate. For those impaired leases where the estimated fair value was less than the net book value, an impairment charge was recorded for the difference. For the year ended December 31, 2001, the Company recorded $18.7 million in impairment charges against approximately 9,000 of its 18,272 lease contracts that were considered impaired and which is included in leasing expense. In addition, since the inception of the lease portfolio in June 1998, the Company has recorded additional monthly charges, also included in leasing expense, to reflect increased depreciation as a result of declines in the estimated residual values. At December 31, 2001 and 2000, the Company has provided $32.7 million and $9.9 million, respectively, in impairment and additional monthly charges against its automobile operating lease portfolio which are available to absorb anticipated future residual losses.

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

Intangible Assets

Core deposit premiums arise from the acquisition of deposits and are amortized using an accelerated method over the estimated life of the deposit base acquired, generally eight to ten years. We continually evaluate the periods of amortization to determine whether later events and circumstances warrant revised estimates. In addition, the market value of core deposit premiums is re-evaluated on an annual basis to assess if any impairment exists and to determine the carrying value that may be included as a component of regulatory capital.

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

As of January 1, 2002 we will be required to adopt Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which requires that certain goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. See “Recent Accounting Pronouncements” below for further discussion.

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Securities Sold Under Agreements to Repurchase

We may enter into sales of securities under agreements to repurchase which are considered financing activities. The obligations to repurchase the securities are reflected as liabilities, and the related underlying securities for the agreements, which are pledged as collateral and held by the counterparties, are reflected as securities due from the creditor when the creditor has the right to transfer or pledge the collateral.

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

On October 1, 2000, we adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivatives and Hedging Activities.” Statement No. 133 establishes accounting and reporting standards for derivative instruments and requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the statement of financial condition as either an asset or liability measured at its fair value. Statement No. 133 further dictates that the accounting treatment for gains or losses from changes in the derivative instrument’s fair value is contingent on whether the derivative instrument qualifies as a hedge under the standard. If the derivative instrument does not qualify as a hedge, the gains or losses are reported in the consolidated statement of income when they occur. If the derivative instrument qualifies as a hedge under the standard, depending on the type of risk being hedged, the gains and losses are either reported in the consolidated statement of income, offsetting the fair value change in the hedged item, or reported as accumulated other comprehensive income in the equity section of the consolidated statement of financial condition. The standard further requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Upon our adoption of Statement No. 133, we incurred a $1.2 million after-tax loss.

Our free standing derivative instruments outstanding at December 31, 2001 consist of interest rate option contracts, commonly referred to as “caps”. From time to time we may also use interest rate exchange agreements, or “swaps”, Treasury futures contracts and forward contracts. (See Note 20 for a description of the primary

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

characteristics of these derivative instruments). Effective with the adoption of Statement No. 133, these derivatives are not treated as hedge instruments and are being carried at fair value, with changes in such fair value charged or credited to our earnings.

Amounts payable or receivable for a portion of our interest rate swaps are accrued with the passage of time, the effect of which is included in interest income or expense. The amounts payable or receivable associated with our swaps and Treasury futures are settled daily. If a hedged asset or liability is sold or paid off before maturity of the hedging interest rate derivative, the derivative is closed out or settled, and any net settlement amount upon the close-out or termination of the interest rate derivative is recognized in earnings.

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

We account for our stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25. Under the intrinsic value method, compensation cost is generally the excess, if any, of the quoted market price of the stock at the grant or other measurement date over the exercise price. See Note 18 for a pro forma presentation of our net income (loss) and earnings (loss) per share had compensation cost related to our stock option awards been determined under the fair value method.

Earnings Per Share

Basic earnings per share are calculated by dividing net earnings or loss for the period by the weighted-average common shares outstanding for that period. There is no adjustment to the number of outstanding shares for potential dilutive instruments, such as stock options. Diluted earnings per share takes into account the potential dilutive impact of such instruments and uses the average share price for the period in determining the number of incremental shares to add to the weighted-average number of shares outstanding. For the years ended December 31, 2001 and 2000, average dilutive potential common shares of 34,407 and 10,681 shares, respectively, related to shares issuable upon the exercise of options were not included in the computation because they were anti-dilutive.

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the calculation of basic and diluted earnings per share for the periods indicated:

	For the Year Ended December 31,
	2001	2000	1999
	(Amounts in thousands, except per share amounts)
Net earnings (loss) available to common stockholders	$(101,170)	$(326,197)	$28,964
Weighted-average basic shares outstanding	50,873	32,634	21,169
Add: Dilutive potential common shares	—	—	146

Weighted-average diluted shares outstanding	50,873	32,634	21,315

Basic earnings (loss) per share	$(1.99)	$(10.00)	$1.37

Diluted earnings (loss) per share	$(1.99)	$(10.00)	$1.36

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations,” and Statement No. 142, “Goodwill and Other Intangible Assets.” Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement No. 141 also specifies the criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The Company has adopted the provisions of Statement No. 141 effective July 1, 2001 and will be required to adopt Statement No. 142 effective January 1, 2002.

Statement No. 141 requires, upon adoption of Statement No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement No. 141 for recognition apart from goodwill. Upon adoption of Statement No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement No. 142. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle as of January 1, 2002.

In connection with the transitional goodwill impairment evaluation, Statement No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill (and equity-method goodwill) is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized)

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and liabilities in a manner similar to a purchase price allocation in accordance with Statement No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of operations.

And finally, any unamortized negative goodwill (and negative equity-method goodwill) existing at the date Statement No. 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $118.7 million and unamortized identifiable intangible assets in the amount of $4.8 million, most of which will be subject to the transition provisions of Statement Nos. 141 and 142. Amortization expense related to goodwill and other identifiable intangible assets was $11.3 million for the year ended December 31, 2001 and $20.8 million for the year ended December 31, 2000. Upon adoption of Statement No. 142, the Company will no longer amortize $114.7 million of the unamortized goodwill balance but will continue to amortize $4.0 million of unamortized goodwill and $4.8 million of unamortized other identifiable intangible assets. During 2001, we recognized amortization expense of $9.5 million related to the goodwill that we will no longer amortize and $1.8 million related to the goodwill and other identifiable intangible assets that we will continue to amortize. There will be extensive effort to comply with adopting Statement Nos. 141 and 142, and to estimate the impact of adopting these Statements on the Company’s financial statements, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle. While only preliminary analysis has been performed, adoption of these statements is not expected to have a material effect on the Company’s financial statements.

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

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2.    Merger and Acquisition-Related Activity

Goodman Factors, Inc.

On February 1, 2000, we acquired the assets and operations of Goodman Factors, Inc., a Texas-based general purpose factoring company for a total purchase price of $24.3 million. The balance of the factoring receivable assets acquired was approximately $15.3 million. The amount of goodwill related to this acquisition was approximately $9.0 million, which is being amortized on a straight-line basis over 12 years. This goodwill amount represents the excess of the total purchase price over the estimated fair value of net assets acquired.

Franchise Mortgage Acceptance Company

We completed our acquisition of Franchise Mortgage Acceptance Company and its wholly owned division, Bankers Mutual, collectively referred to as FMAC, on November 1, 1999. Under the terms of the agreement, as amended, we acquired all of the common stock of FMAC for consideration valued at approximately $285 million. Each share of FMAC common stock was exchanged for, at the election of the holder, either $9.80 in cash or 0.5444 shares of our common stock. In total, cash elections were limited to 15% of the shares of FMAC common stock outstanding immediately prior to closing and the elections for our common stock were limited to 85% of the shares of FMAC common stock outstanding immediately prior to closing. We paid approximately $48 million in cash, including payments for certain acquisition costs, and issued 13,868,805 shares of our common stock, a portion of which were issued from our shares in treasury. Upon consummation of the acquisition, we contributed substantially all of FMAC’s assets and liabilities to newly formed subsidiaries of Bay View Bank. The acquisition of FMAC was accounted for under the purchase method of accounting. The amount of goodwill recorded as of the merger date, which represented the excess of the total purchase price over the estimated fair value of net assets acquired, was approximately $199 million. This amount was associated entirely with BVFMAC’s lending operations, which was the core business acquired, and was initially amortized on a straight-line basis over 15 years.

On June 30, 2000, substantially all of the assets and certain liabilities of Bankers Mutual were sold to or assumed by Berkshire Mortgage Finance Limited Partnership for approximately $40 million in cash. On September 11, 2000, we announced the restructuring of BVFMAC’s franchise lending operations. The shutdown of this division was effective as of September 30, 2000 and involved the termination of all related production and marketing personnel. In connection with this restructuring, goodwill of $192.6 million was written off, representing the entire unamortized balance associated with BVFMAC. Effective February 28, 2001, substantially all of the assets and liabilities of FMAC Insurance Services were sold. On June 22, 2001, we completed the stock sale by Bay View Bank of the legal entity BVFMAC and its related servicing platform to a group of investors who were formerly part of the Company’s and BVFMAC’s management. We realized a loss of $23 million as a result of the sale.

The pro forma financial information in the following table illustrates the combined results of our operations and the operations of FMAC for the year ended December 31, 1999 as if the acquisition of FMAC had occurred as of January 1, 1999. The pro forma financial information is presented for informational purposes and is not necessarily indicative of the results of operations which would have occurred if we had constituted a single entity as of January 1, 1999. The pro forma financial information is also not necessarily indicative of the future results of operations of the combined company. In particular, our opportunity to achieve certain cost savings as a result of the acquisition has not been included in the pro forma financial information.

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Year Ended December 31, 1999
(Dollars in thousands, except per share amounts)
(Unaudited)
Net interest income	$170,667
Provision for losses on loans and leases	(50,406)
Noninterest income	125,748
Noninterest expense	(250,458)
Income tax expense	(5,252)

Net loss	$(9,701)

Basic loss per share	$(0.28)

Diluted loss per share	$(0.28)

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

Concord Growth Corporation

We completed our acquisition of EXXE Data Corporation and its wholly owned commercial finance subsidiary, Concord Growth Corporation, on March 17, 1997. At the close of the transaction, EXXE became a stand-alone subsidiary of Bay View Capital Corporation. Subsequent to the close of the transaction, EXXE was merged into Concord Growth Corporation and liquidated and Concord Growth Corporation became a first-tier, stand-alone subsidiary of Bay View Capital Corporation. The former holders of EXXE capital stock, warrants and options received an initial aggregate cash payment of $19.8 million and were entitled to potential future cash payments of up to $34 million, expiring in 2000, depending upon the financial performance of Concord Growth Corporation. We accrued for cash payments of $10.0 million pursuant to this agreement in 2000 which were considered part of the total purchase price. Cash payments of $9.7 million were made in 2001. The balance of $300,000 was used to discharge certain pre-acquisition legal liabilities of Concord Growth Corporation in March 2001. The acquisition was accounted for under the purchase method of accounting effective April 1, 1997. The total original purchase price exceeded the estimated fair value of net assets acquired by approximately $22.0 million, which was recorded as goodwill and which is being amortized on a straight-line basis over 15 years. During 1998, Concord Growth Corporation was renamed Bay View Commercial Finance Group. Effective March 1, 1999, Bay View Capital Corporation contributed the capital stock of Bay View Commercial Finance Group to Bay View Bank in conjunction with the March 1, 1999 conversion of Bay View Bank from a federal stock savings bank to a nationally chartered commercial bank.

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.    Restructuring Charges

In September 2000, we announced the restructuring of our franchise lending division, BVFMAC, which was acquired in November of 1999. The restructuring of the franchise lending division was effective as of September 30, 2000. The restructuring involved the termination of approximately 146 related production and marketing personnel, of which 116 were terminated as of September 30, 2000. Restructuring charges for the division totaled $9.2 million as of December 31, 2000, and consisted primarily of $4.1 million of severance and other involuntary termination benefits, $1.3 million of occupancy-related charges and $3.8 million of other facility and ancillary costs. Accrued restructuring liabilities at December 31, 2000 were $4.3 million, consisting of $2.7 million related to accrued severance and $1.6 million related to accrued facilities charges.

As part of the Company’s ongoing efforts to focus on its core banking operations, a total of $6.9 million in restructuring charges were recorded during 2001 primarily related to the reduction in our workforce. The restructuring charges originally consisted of $6.7 million of severance and $3.3 million of facilities charges that were recorded in the second quarter. During the third and fourth quarters, we recorded a $2.1 million net reversal of an accrual related to severance payments which were disallowed by our primary regulator and a $1.0 million reversal of accruals related to closed facilities which were subleased earlier than projected. As previously announced, the reduction in our workforce will affect about 100 employees primarily from business lines that we are exiting, such as franchise operations, and other non-core and redundant operations.

As of December 31, 2001, $4.4 million in severance payments have been made to 96 employees impacted by the restructurings. Additionally, $1.8 million in facilities payments have been made as of December 31, 2001. Accrued restructuring liabilities at December 31, 2001 were $5.0 million, consisting of $2.9 million related to accrued severance and $2.1 million related to accrued facilities charges.

Note 4.    Regulatory Matters

During the third quarter of 2000, we entered into formal agreements with the Office of the Comptroller of the Currency, sometimes referred to as the OCC, and the Federal Reserve Bank of San Francisco.

The agreement between Bay View Bank and the OCC was dated September 6, 2000. The provisions of this agreement, among other things, require that Bay View Bank’s Board of Directors adopt a new budget as well as new strategic, earnings and capital plans, which were provided to the OCC in 2001. The new strategic plan establishes objectives for Bay View Bank’s overall risk profile, earnings performance, growth, and capital adequacy. In addition, a provision of the agreement states that Bay View Bank may not declare or distribute any dividends without the prior written approval of the OCC.

The agreement between Bay View Capital Corporation and the Federal Reserve Bank was dated September 28, 2000. The provisions of this agreement, among other things, also require that we adopt a new budget and new strategic, earnings and capital plans, which were provided to the Federal Reserve Bank in 2001. The agreement also states that we may not declare or pay any cash or stock dividends or make any interest payments on our Capital Securities without the prior written approval of the Federal Reserve Bank. The agreement further requires the prior written approval of the Federal Reserve Bank to increase the principal balance of any category of debt above the levels outstanding as of June 30, 2000. Finally, we may not repurchase any stock without the prior written approval of the Federal Reserve Bank.

At December 31, 2001, Bay View Capital Corporation exceeded the minimum requirements for Tier 1 risk-based capital while its Total risk-based capital ratio of 7.62% and Tier 1 leverage ratio of 3.73%, fell below the minimum

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

required amounts. At this time, the financial impact, if any, of the regulatory actions that may result from our failure to meet the minimum capital requirements cannot be determined. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 5.    Investment Securities

All investment securities were classified as available-for-sale at December 31, 2001 and 2000. We did not maintain a trading portfolio during 2001, 2000 or 1999. The following tables illustrate our investment securities as of the dates indicated:

	At December 31, 2001
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
	(Dollars in thousands)
Available-for-sale:
Federal National Mortgage Association stock	$580	$181	$—	$761
Federal Home Loan Bank callable notes	10,000	—	(12)	9,988
Asset-backed securities	14,129	—	(33)	14,096
Trust preferred securities	48,082	—	(175)	47,907
Other investment securities	12,287	—	67	12,354
Retained interests in securitizations	13,874	—	—	13,874

	$98,952	$181	$(153)	$98,980

	At December 31, 2000
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Loses)
	(Dollars in thousands)
Available-for-sale:
Federal National Mortgage Association stock	$580	$249	$—	$829
Asset-backed securities	3,950	—	—	3,950
Retained interests in securitizations	28,437	—	(207)	28,230

	$32,967	$249	$(207)	$33,009

The following table illustrates the expected maturities of our investment securities, excluding the Federal National Mortgage Association stock, as of the date indicated:

	At December 31, 2001
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$—	$—
Due after one year through five years	19,852	19,906
Due after five years through ten years	10,000	10,000
Due after ten years	68,520	68,313

Total	$98,372	$98,219

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables illustrate activity in our retained interests in loan and lease securitizations for the periods indicated:

	For the Year Ended December 31, 2001
	Beginning Balance	2001 Securitizations	Cash Received	Accretion	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Ending Balance
	(Dollars in thousands)
1994-A	$811	$—	$(120)	$34	$(725)	$—	$—
1995-A	282	—	—	12	(294)	—	—
1996-A	411	—	—	18	(429)	—	—
1998-B	315	—	(221)	11	(105)	—	—
1998-C	1,869	—	(166)	79	(1,782)	—	—
1998-D	4,593	—	—	293	(4,316)	—	570
1999-LG-1	9,210	—	(4,350)	437	(318)	—	4,979
2000-A	6,113	—	—	444	(2,562)	—	3,995
2000-LJ-1	4,626	—	(366)	219	(149)	—	4,330

Totals	$28,230	$—	$(5,223)	$1,547	$(10,680)	$—	$13,874

	For the Year Ended December 31, 2000
	Beginning Balance	2000 Securitizations	Cash Received	Accretion	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Ending Balance
	(Dollars in thousands)
1994-A	$1,052	$—	$(382)	$134	$7	$—	$811
1995-A	446	—	(21)	46	(189)	—	282
1996-A	5,251	—	(11)	657	(5,486)	—	411
1997-A	681	—	—	60	(741)	—	—
1997-B	626	—	—	28	(654)	—	—
1997-C	216	—	—	15	(231)	—	—
1997-RA-1	2,907	—	(4,160)	177	1,076	—	—
1998-A	534	—	—	19	(553)	—	—
1998-B	5,560	—	(888)	258	(4,615)	—	315
1998-C	6,700	—	(731)	772	(4,872)	—	1,869
1998-D	7,203	—	(153)	1,217	(3,674)	—	4,593
1998-1	1,809	—	—	(401)	(1,408)	—	—
1999-LG-1	10,113	—	—	1,485	(2,181)	(207)	9,210
2000-A	—	12,452	—	429	(6,768)	—	6,113
2000-LJ-1	—	4,341	(239)	524	—	—	4,626

Totals	$43,098	$16,793	$(6,585)	$5,420	$(30,289)	$(207)	$28,230

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the significant assumptions utilized in the valuation of retained interests as of the dates indicated:

	At December 31, 2001		At December 31, 2000
	Auto Loans	Franchise Loans	Auto Loans	Franchise Loans
Weighted-average discount rate	14.0%	18.0%	14.0%	18.0%
Range of projected annual credit losses	0.00%-0.50%	0.00%-5.88%	0.90%-1.75%	0.00%-13.45%
Range of projected cumulative credit losses	1.60%-3.00%	10.74%-12.33%	1.61%-2.46%	0.05%-22.59%
Prepayment speed	1.5 ABS	2.5 CPR	1.6 ABS	2.5 CPR

The losses realized during the years ended December 31, 2001 and 2000 on our retained interests in loan and lease securitizations were due to other than temporary declines in the estimated values of these securities. These declines in value were primarily attributable to higher than projected credit losses resulting from deterioration in the credit quality of the underlying loans during the year.

At December 31, 2001, the decreases in the current fair value of retained interests as a result of immediate 10 percent and 20 percent adverse changes in significant assumptions materially impacted by adverse changes are as follows:

	At December 31, 2001
	Auto Loans	Franchise Loans
	(Dollars in thousands)
Carrying amount/fair value of retained interests	$9,309	$4,565
Decrease in fair value from 10% adverse change in discount rate	261	949
Decrease in fair value from 20% adverse change in discount rate	513	1,642
Decrease in fair value from 10% adverse change in projected credit losses	258	704
Decrease in fair value from 20% adverse change in projected credit losses	517	1,309

Upon our adoption of Statement No. 133, we identified and transferred $256.4 million of certain asset-backed securities generated by our on-balance sheet franchise loan securitization classified as held-to-maturity to our available-for-sale portfolio. These securities were subsequently sold during December 2000.

During the second quarter of 2001, we transferred our remaining held-to-maturity investment securities totaling $27.9 million to available-for-sale. The mark-to-market adjustment related to the transfer, in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” was insignificant. As a result of the transfer, we do not intend to hold any investment securities as held-to-maturity in the foreseeable future. Proceeds from the sale of investment securities classified as available-for-sale in 2001 was $19.8 million. A gross gain of $130,000 was realized on the sale. Additionally, we recognized a $6.5 million contingent gain related to the December 2000 sales of asset-backed securities during the first quarter of 2001. Proceeds from sales of investment securities classified as available-for-sale in 2000 were $230.0 million. Gross losses of $26.4 million were realized on these sales. There were no sales of investment securities in 1999. There were no sales of investment securities classified as held-to-maturity during 2001, 2000 or 1999.

In 2001, we purchased $48.1 million of trust preferred securities, $19.7 million of Sallie Mae floating-rate bonds which were subsequently sold, $16.0 million of asset-backed securities, $10.0 million of Federal Home Loan Bank callable notes, $10.0 million of Freddie Mac structured notes, which were called during the fourth quarter, and $14.3 million in other investment securities. In 2000, we purchased Federal Home Loan Bank callable notes with a total par value of $35.3 million. During 2000, all of our Federal Home Loan Bank callable notes, with a total par value of $45.3 million, were called.

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have used certain qualified types of investment securities as full or partial collateral for borrowings, including advances from the Federal Home Loan Bank of San Francisco. There were no pledged investment securities at December 31, 2001 and 2000.

Note 6.    Mortgage-backed Securities

We hold mortgage-backed securities issued by government-chartered agencies, including Fannie Mae, Freddie Mac and the Government National Mortgage Association and by non-public financial intermediaries. The mortgage-backed securities portfolio also includes senior tranches of private-issue collateralized mortgage obligations. All mortgage-backed securities were classified as either available-for-sale or held-to-maturity at December 31, 2001 and 2000. The following tables illustrate our mortgage-backed securities, including securities due from creditor, as of the dates indicated:

	At December 31, 2001
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
	(Dollars in thousands)
Available-for-sale:
Fannie Mae	$89,083	$1,173	$—	$90,256
Freddie Mac	73,850	—	(180)	73,670
Government National Mortgage Association	2,837	—	(2)	2,835
Collateralized mortgage obligations	103,450	—	(20)	103,430
Issued by other financial intermediaries	8,797	—	(97)	8,700

Total available-for-sale	$278,017	$1,173	$(299)	$278,891

	At December 31, 2000
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
	(Dollars in thousands)
Available-for-sale:
Fannie Mae	$340	$1	$—	$341
Collateralized mortgage obligations	262	—	(25)	237

Total available-for-sale	602	1	(25)	578

Held-to-maturity:
Fannie Mae	165,210	321	(2,015)	163,516
Freddie Mac	84,646	34	(1,271)	83,409
Government National Mortgage Association	377,444	10,174	(62)	387,556
Collateralized mortgage obligations	2,923	—	(10)	2,913
Issued by other financial intermediaries	11,827	41	(65)	11,803

Total held-to-maturity	642,050	10,570	(3,423)	649,197

Total	$642,652	$10,571	$(3,448)	$649,775

During the second quarter of 2001, we transferred our remaining held-to-maturity mortgage-backed securities totaling $603.8 million to available-for-sale. In accordance with Statement No. 115, we recorded $1.5 million of unrealized losses related to the transfer.

The weighted-average yields on mortgage-backed securities classified as available-for-sale at December 31, 2001 was 5.40%. The weighted-average yields on mortgage-backed securities classified as available-for-sale and held-to-maturity at December 31, 2000 were 6.11% and 7.45%, respectively. The amount of adjustable-rate mortgage-backed securities was $65.9 million at December 31, 2001 and $52.9 million at December 31, 2000. We use mortgage-backed securities as full or partial collateral for advances from the Federal Home Loan Bank of San

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Francisco, repurchase agreements and interest rate exchange agreements. The total par value of pledged mortgage-backed securities was $178.3 million at December 31, 2001 and $481.6 million at December 31, 2000.

Upon our adoption of Statement No. 133 during 2000, we identified and transferred $231.0 million of certain mortgage-backed securities issued by the Government National Mortgage Association and other financial intermediaries classified as held-to-maturity to our available-for-sale portfolio. These securities were subsequently sold during December 2000.

Proceeds from sales of mortgage-backed securities classified as available-for-sale during 2001 were $392.2 million. Gross gains of $13.4 million were realized on these sales. Proceeds from sales of mortgage-backed securities classified as available-for-sale during 2000 were $240.0 million. Gross gains of $2.5 million and gross losses of $2.4 million were realized on these sales. There were no sales of mortgage-backed securities classified as available-for-sale during 1999. As a result of the transfer and subsequent sales of mortgage-backed securities from our held-to-maturity portfolio during the second quarter, we do not intend to hold any mortgage-backed securities as held-to-maturity in the foreseeable future. There were no sales of mortgage-backed securities classified as held-to-maturity during 2001, 2000 or 1999.

The amortized cost and fair value of mortgage-backed securities classified as available-for-sale at December 31, 2001, categorized by remaining contractual maturity, are illustrated in the following table. Expected remaining maturities of mortgage-backed securities will generally differ from contractual maturities because borrowers may have the right to prepay obligations with or without penalties.

	At December 31, 2001
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$—	$—
Due after one year through five years	1,878	1,887
Due after five years through ten years	48,574	48,640
Due after ten years	227,565	228,364

Total	$278,017	$278,891

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.    Loans and Leases

The following table illustrates our loan and lease portfolio as of the dates indicated:

	December 31,
	2001	2000
	(Dollars in thousands)
Loans and leases receivable:
Retail platform:
Single-family mortgage loans	$277,288	$383,140
High loan-to-value home equity loans and lines of credit	12,238	100,573
Other home equity loans and lines of credit	132,381	202,324
Auto loans	444,607	287,020

Total retail loans	866,514	973,057
Commercial platform:
Multi-family mortgage loans	697,339	611,484
Commercial mortgage loans	289,093	339,764
Franchise loans	119,464	443,622
Asset-based loans, factoring loans and commercial leases	310,070	353,362
Business loans	79,883	81,365

Total commercial loans and leases	1,495,849	1,829,597
Premiums and discounts and deferred fees and costs, net	14,215	22,878

Gross loans and leases held-for-investment	2,376,578	2,825,532
Allowance for losses on loans and leases	(49,791)	(73,738)

Loans and leases held-for-investment, net	$2,326,787	$2,751,794
Loans and leases held-for-sale(1)	40,608	345,207

Loans and leases receivable	$2,367,395	$3,097,001

(1)	Includes loans with an unpaid principal balance of $48.5 million at December 31, 2001 and $388.3 million at December 31, 2000.

Our loan and lease classifications for financial reporting purposes differ from those for regulatory reporting purposes. Loans and leases are classified for financial reporting purposes based upon the purpose and primary source of repayment of the loans or leases. Loans and leases are classified for regulatory reporting purposes based upon the type of collateral securing the loans or leases.

Consistent with our strategy of exiting non-core businesses and eliminating high-risk assets, we sold $488.2 million of franchise loans, $142.8 million of home equity loans, which included approximately $90.0 million of high loan-to-value home equity loans, and $7.0 million of commercial loans during 2001. During 2000, we sold $423.2 million of single-family mortgage loans, $244.0 million of high loan-to-value home equity loans, $120.0 million of franchise loans, $58.5 million of multi-family mortgage loans, $49.1 million of auto loans and $26.5 million of commercial equipment leases. During 1999, we sold $450.0 million of multi-family COFI-based loans, $104.8 million of single-family COFI-based loans, $79.9 million in Bankers Mutual multi-family production and $43.2 million of home equity loans.

There were no loan securitizations in 2001. During 2000, we securitized and sold $356.6 million of auto loans and completed a $268.2 million on-balance sheet franchise loan securitization that effectively transferred these loans to investment securities. During 1999, we securitized and sold $247 million of auto loans. We retained servicing responsibilities and subordinated interests in all of our securitizations. The investors and the securitization trusts have no recourse to our other assets for failure of debtors to pay when due. Our retained interests are subordinate to investor’s interests. Their value is subject to credit, prepayment, and interest rate risks on the transferred financial assets. In 2000, we recognized pre-tax losses of $9.1 million related to the revaluation of our retained interests in our auto loan securitizations combined with charges associated with the exercise of the cleanup call on our 1997 auto

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

loan securitization. No gain or loss was recognized on the on-balance sheet securitization of franchise loans. In 1999, we recognized $5.2 million in pre-tax gains on the securitization of auto loans.

We serviced participating interests in single-family, multi-family, franchise, and auto loans and leases that we securitized and/or sold of $351.9 million at December 31, 2001 and $2.9 billion at December 31, 2000. We had outstanding recourse and subordination contingencies relating to $25.7 million and $37.7 million of loans and leases sold at December 31, 2001 and 2000, respectively.

The aggregate amount of servicing assets arising from loans and leases securitized and/or sold totaled $15.4 million at December 31, 2000. Significant assumptions utilized in the December 31, 2000 valuation of franchise loan servicing assets included a weighted-average discount rate of 13.0%, annual prepayment speeds ranging from 2.8% to 8.3%, a weighted-average servicing fee of 0.29% and an average servicing cost of $1,000 per loan.

Impaired loans and leases totaled $87.7 million at December 31, 2001 and included $79.7 million of nonaccrual loans and leases. Impaired loans and leases, consisting entirely of nonaccrual loans and leases, totaled $99.6 million at December 31, 2000. Interest on nonaccrual loans and leases that was not recorded in income was $8.6 million for the year ended December 31, 2001, $6.7 million for 2000 and $736,000 for 1999. Actual interest that we recognized on these nonaccrual loans and leases was not significant in 2001, 2000 or 1999. At December 31, 2001, we had no commitments to lend additional funds to these borrowers. The average investment in impaired loans and leases was $95.1 million for the year ended December 31, 2001, $55.4 million for 2000 and $15.5 million for 1999.

The following table includes off-balance sheet amounts related to securitized financial assets and illustrates delinquencies, net charge-offs, and components of securitized financial assets and other assets managed together with them:

	Gross Loan Principal Balance		Principal Amount of Loans Delinquent 60 Days or More		Net Charge-offs
	At December 31,				For the Year Ended December 31,
	2001	2000	2001	2000	2001		2000
	(Dollars in thousands)
Mortgage loans	$1,263,720	$1,343,295	$11,167	$15,432	$1,205		$204
Home equity loans	144,619	302,897	2,006	8,465	5,694		14,857
Auto loans(1)	659,521	680,401	2,068	1,944	7,177	(2)	7,074
Franchise loans and leases(1)	160,072	2,929,250	47,825	352,167	76,685	(2)	21,432
Asset-based loans, factoring loans, commercial leases and business loans	389,953	434,727	8,636	6,872	9,048		10,985

Total loans managed or securitized	$2,617,885	$5,690,570	$71,702	$384,880	$99,809		$54,552

Less:
Loans and leases securitized	214,914	2,542,709
Loans and leases held-for-sale	40,608	345,207

Gross loans and leases held-for-investment before premiums and discounts and deferred fees and costs, net	$2,362,363	$2,802,654

(1)	Includes off-balance sheet amounts associated with securitized assets.
(2)
Includes $52.7 million in net charge-offs related to off-balance sheet securitized franchise loans through June 22, 2001, the effective date of the sale of BVFMAC and its related servicing platform, and $4.9 million in net charge-offs related to off-balance sheet securitized auto loans.

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates our allowance for losses on loans and leases, as well as the changes thereto, as of and for the periods indicated:

	At and For the Year Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Balance at beginning of year	$73,738	$52,161	$45,405
Allowance related to entity and asset acquisitions	—	—	8,256
Transfers of loans to held-for-sale	(53,606)	(15,210)	(2,656)
Charge-offs:
Mortgage	(1,488)	(422)	(827)
Home equity	(10,296)	(18,014)	(19,568)
Auto	(3,809)	(2,953)	(7,674)
Asset-based loans, factoring loans and commercial leases	(9,397)	(4,425)	(3,176)
Franchise	(24,197)	(1,128)	—
Business	(2,509)	(7,926)	—

	(51,696)	(34,868)	(31,245)
Recoveries:
Mortgage	283	218	607
Home equity(1)	4,602	3,157	1,530
Auto	1,526	1,488	1,722
Asset-based loans, factoring loans and commercial leases	2,479	1,366	231
Franchise	196	2,826	—
Business	379	—	—

	9,465	9,055	4,090

Net charge-offs	(42,231)	(25,813)	(27,155)
Provision for losses on loans and leases	71,890	62,600	28,311

Balance at end of year	$49,791	$73,738	$52,161

Allowance for loan and lease losses
Mortgage	$3,622	$4,592	$3,317
Home equity	3,042	9,684	21,976
Franchise	20,096	32,438	10,474
Auto	4,431	2,593	5,877
Asset-based loans, factoring loans, commercial leases and business loans	13,797	12,596	7,399
Unallocated	4,803	11,835	3,118

Total	$49,791	$73,738	$52,161

(1)	Includes a $2.6 million recovery on sale of charged-off high loan-to-value home equity loans totaling $45.0 million.

An allowance for loan and lease losses was provided for all impaired loans and leases at December 31, 2001, 2000 and 1999. The portion of the total allowance for loan and lease losses that was attributable to impaired loans was $26.2 million at December 31, 2001, $31.1 million at December 31, 2000 and $4.9 million at December 31, 1999.

During 2001, we transferred loans from held-for-investment to held-for-sale resulting in a $53.6 million reduction to the allowance for loan and lease losses related to mark-to-market adjustments on these loans, consisting of $48.8 million in net reductions related to franchise loans and $4.8 million related to the sale of home equity loans.

The allowance for loan and lease losses at December 31, 2001 represents 2.10% of gross loans and leases held-for-investment. Within this allowance, $20.1 million is specifically allocated to the total franchise portfolio and represents 16.82% of that portfolio. As such, this particular segment of our total loan portfolio, while relatively

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

small, contains the most exposure to potential credit loss. This is a discontinued lending operation and the size of this portfolio has declined considerably in 2001. The remainder of the allowance of $29.7 million, including $4.8 million of unallocated allowance, represents 1.32% of the remaining loan portfolio. In addition, within the held-for-investment portfolio of franchise loans is another $6.1 million of mark-to-market valuation adjustments on loans transferred from held-for-sale to held-for-investment which has reduced the carrying value of these loans.

At December 31, 2001 and 2000, mortgage loans aggregating $157.9 million and $869.1 million, respectively, were pledged as collateral for advances from the Federal Home Loan Bank of San Francisco. Also, $127.3 million of franchise loans were pledged as collateral for our warehouse line at December 31, 2000. We paid-off our Federal Home Loan Bank advances as well as our warehouse line during 2001.

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.    Premises and Equipment

The following table illustrates our premises and equipment as of the dates indicated:

	At December 31,
	2001	2000
	(Dollars in thousands)
Land	$1,658	$1,658
Buildings	2,998	2,987
Leasehold improvements	16,090	16,771
Furniture and equipment	32,099	32,758
Other	111	18

	52,956	54,192
Less:
Accumulated depreciation and amortization	(39,811)	(36,889)

Total	$13,145	$17,303

Depreciation and amortization expense related to premises and equipment totaled $4.8 million for the year ended December 31, 2001, $8.6 million for 2000 and $7.9 million for 1999.

Note 9.    Intangible Assets

The following table illustrates our intangible assets as of the dates indicated:

	At December 31,
	2001	2000
	(Dollars in thousands)
Core deposit intangibles	$13,849	$13,849
Goodwill	156,296	156,379

	170,145	170,228
Less:
Accumulated amortization	(46,572)	(35,292)

Total	$123,573	$134,936

Amortization expense for core deposit intangibles was $1.3 million for the year ended December 31, 2001, $1.9 million for 2000 and $3.4 million for 1999.

Amortization expense for goodwill was $10.0 million for the year ended December 31, 2001, $18.9 million for 2000 and $10.3 million for 1999. This included amortization expense for BVFMAC-related goodwill of $9.6 million for the year ended December 31, 2000 and $1.7 million for 1999.

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10.    Deposits

The following table illustrates our deposits as of the dates indicated:

	At December 31,
	2001	2000
	(Dollars in thousands)
Savings accounts	$160,509	$133,551
Checking accounts	608,398	512,865
Money market accounts	1,181,792	962,083

Total transaction accounts	1,950,699	1,608,499
Retail certificates of deposit	1,284,228	1,872,562
Brokered certificates of deposit	—	265,251

Total	$3,234,927	$3,746,312

Noninterest-bearing deposits were $46.8 million at December 31, 2001 and $77.9 million at December 31, 2000. The aggregate amount of retail certificates of deposit individually exceeding $100,000 totaled $355.0 million at December 31, 2001 and $549.9 million at December 31, 2000. Retail certificates of deposit outstanding at December 31, 2001 were scheduled to mature as follows:

At December 31, 2001
(Dollars in thousands)
2002	$1,213,179
2003	55,156
2004	11,076
2005	2,445
2006	1,799
Thereafter	573

Total	$1,284,228

The following table illustrates interest expense on deposits, by deposit type, for the periods indicated:

	For the Year Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Savings accounts	$1,637	$2,353	$2,444
Checking and money market accounts	46,938	52,910	53,443
Certificates of deposit	87,161	121,339	86,540

Total	$135,736	$176,602	$142,427

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note	11. Advances From the Federal Home Loan Bank of San Francisco

The following table illustrates outstanding advances from the Federal Home Loan Bank of San Francisco, sometimes referred to as the FHLB, by maturity and rate, as of the dates indicated:

	Principal Amounts		Weighted-Average Rate
	At December 31,
	2001	2000	2001	2000
	(Dollars in thousands)
2001	$—	$530,437	—%	6.29%
2002	—	24,400	—	4.83
2003	—	200,000	—	4.92
2004	—	—	—	—
2005	—	50,000	—	5.37

Total	$—	$804,837	—%	5.85%

During 2001, we eliminated our Federal Home Loan Bank advances through prepayments of $614 million, resulting in prepayment penalties of $8.2 million, combined with $191 million in net maturities that were not renewed. Our advances from the FHLB at December 31, 2000 included $20 million of variable-rate advances. These advances were scheduled to mature in the year 2001 and reset semi-annually based on the 6-month London Interbank Offered Rate, sometimes referred to as LIBOR. These advances were collateralized by mortgage loans and mortgage-backed securities totaling $966.4 million at December 31, 2000 and $1.4 billion at December 31, 1999. In June 2000, we auctioned $180 million of Federal Home Loan Bank liabilities with below-market interest rates.

Bay View Bank is a member of the Federal Home Loan Bank System. As a member, Bay View Bank is required to purchase stock in the FHLB at an amount equal to the greater of 1% of its residential mortgage loans or 5% of outstanding FHLB advances. The stock is purchased at par value ($100 per share) and shares of stock held in excess of the minimum requirement may be sold back to the FHLB at par value. Bay View Bank records its investment in FHLB stock at cost (par value). At December 31, 2001, Bay View Bank’s investment in FHLB stock was $24.2 million and its minimum required investment was $19.5 million. The stock is pledged as collateral for advances from the FHLB. The FHLB generally declares quarterly stock dividends. The amount of these dividends recorded in income was $2.0 million for the year ended December 31, 2001, $4.6 million for 2000 and $4.5 million for 1999.

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.    Short-term and Other Borrowings

The following table illustrates our short-term borrowings as of the dates indicated:

	At December 31,
	2001	2000
	(Dollars in thousands)
Securities sold under agreements to repurchase	$—	$103,241
Warehouse lines	—	94,134

Total	$—	$197,375

Securities sold under agreements to repurchase are effectively borrowings secured by our portfolio of mortgage-backed securities. The securities sold under the terms of these agreements are in safekeeping with the registered primary securities dealers who arrange the transactions. There were no outstanding repurchase agreements at December 31, 2001. The weighted-average interest rate on repurchase agreements outstanding was 6.61% at December 31, 2000. All of our borrowings under repurchase agreements had maturities of one year or less and were collateralized by mortgage-backed securities with a par value of $112.5 million at December 31, 2000. The contractually required market values of the collateral pledged against these borrowings may range up to 106% of the borrowings at the time of sale. The market value of the mortgage-backed securities collateralizing these borrowings was $108.9 million at December 31, 2000.

Warehouse lines are short-term lines of credit which we utilize to fund loan and lease originations. There were no outstanding warehouse lines at December 31, 2001. All of our borrowings under warehouse lines at December 31, 2000 had maturities of one year or less and were collateralized by franchise loans with a par value of $127.3 million. We recorded $2.4 million, $1.9 million and $371,000 in commitment fee expense associated with the warehouse lines for the years ended December 31, 2001, 2000 and 1999, respectively.

The following table illustrates our warehouse lines as of the dates indicated:

			At December 31, 2000
Lender	Expiration Date	Index	Interest Rate	Committed Amount	Principal Outstanding
Greenwich Capital Financial Products, Inc.(1)	March 31, 2001	One-month LIBOR plus 150 basis points	8.20%	$170,000	$94,134

(1) The	Greenwich Capital Financial Products, Inc. line of credit was used to finance franchise loans.

On December 31, 2001, we completed a financing secured by our auto lease cash flows and recorded $136.5 million in other borrowings at a rate of 5.25%. Since there have been no new auto leases originated since June 2000, the contractual auto lease cash flows decrease monthly and are scheduled to conclude in December 2005. The transaction was treated as a sale for tax purposes that allowed us to capture expiring net operating loss carryforwards and partially reverse the related valuation allowance on deferred tax assets.

Note 13.    Notes and Debentures

On August 18, 1999, Bay View Bank issued $50 million in Subordinated Notes. The Subordinated Notes are unsecured obligations of Bay View Bank and are subordinated in right of payment to all existing and future senior indebtedness, as defined, of Bay View Bank. The Subordinated Notes mature on August 31, 2009, with a call provision at our option any time after August 31, 2002 at par. The issuance has a stated coupon of 10.00%. The all-in cost of the Subordinated Notes was 10.57%. A portion of the proceeds was dividended to Bay View Capital

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Corporation and used to partially finance the acquisition of FMAC. Interest expense on the Subordinated Notes was $5.3 million for the years ended December 31, 2001 and 2000 and $1.9 million for 1999. These Subordinated Notes qualify as Tier 2 capital for both Bay View Bank and Bay View Capital Corporation regulatory capital purposes, subject to certain limitations.

On August 28, 1997, Bay View Capital Corporation issued $100 million in Subordinated Notes registered under the Securities Act of 1933, as amended. The Subordinated Notes are unsecured obligations of Bay View Capital Corporation and are subordinated in right of payment to all existing and future senior indebtedness, as defined, of Bay View Capital Corporation. The Subordinated Notes mature on August 15, 2007, with a call provision effective on or after August 15, 2002 or, at any time upon a change of control or the occurrence of certain other events, at our option, at various premiums through August 15, 2005 and at par thereafter. The issuance has a stated coupon of 9.125% and was issued at a discount to yield 9.225%. The all-in cost of the Subordinated Notes was 9.62%. A portion of the proceeds was used to partially finance the acquisition of America First Eureka Holdings, Inc. which we acquired in January 1998. Interest expense on the Subordinated Notes was $9.6 million for each of the years ended December 31, 2001, 2000 and 1999. These Subordinated Notes qualify as Tier 2 capital for Bay View Capital Corporation regulatory capital purposes, subject to certain limitations.

On May 28, 1996, Bay View Capital Corporation issued $50 million in Senior Debentures with a stated coupon of 8.42% which were not registered under the Securities Act of 1933, in a private placement under Section 4(2) of the Securities Act. A portion of the proceeds was used to partially finance the acquisition of Bay View Credit. The Senior Debentures, which had an all-in cost of 8.91%, matured on June 1, 1999. Interest expense on the Senior Debentures was $1.9 million for the year ended December 31, 1999.

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

In September of 2000, we entered into an agreement with the Federal Reserve Bank which requires that we obtain their approval prior to disbursing any dividends associated with our Capital Securities (see Note 4). For the third and fourth quarters of 2000 and for all of 2001, we did not receive approvals for the dividend payments. As a result, pursuant to the terms of the Capital Securities, we have deferred distributions until such time as approval can be obtained. During this deferral period, distributions to which holders are entitled will continue to accrue at an annual rate of 9.76% of the liquidation amount of $25 per Capital Security, plus accumulated additional distributions at the same rate, compounded quarterly, on any unpaid distributions (to the extent permitted by law). Holders of the Capital Securities at the time the distribution of dividends is resumed will receive the cumulative deferred distributions plus the cumulative interest thereon. Dividend expense on the Capital Securities was $9.8 million for the year ended December 31, 2001, $9.0 million for 2000 and $8.9 million for 1999.

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.    Income Taxes

The following table illustrates our consolidated income tax expense (benefit) for the periods indicated:

	For the Year Ended December 31, 2001
	Federal	State	Total
	(Dollars in thousands)
Current provision	$—	$1,130	$1,130
Deferred provision	(68,118)	(18,878)	(86,996)

Total income tax expense (benefit)	$(68,118)	$(17,748)	$(85,866)

	For the Year Ended December 31,2000
	(Dollars in thousands)
Current provision	$5,200	$35	$5,235
Deferred provision	(41,997)	(19,048)	(61,045)

Total income tax expense (benefit)	$(36,797)	$(19,013)	$(55,810)

	For the Year Ended December 31, 1999
	(Dollars in thousands)
Current provision	$815	$2,315	$3,130
Deferred provision	19,669	2,254	21,923

Total income tax expense	$20,484	$4,569	$25,053

The following table illustrates the reconciliation between the federal statutory income tax rate and the effective income tax rate for the periods indicated:

	For the Year Ended December 31,
	2001	2000	1999
Federal statutory income tax rate	35.0%	35.0%	35.0%
Amortization of goodwill	(1.6)	(15.3)	6.2
Valuation allowance	13.9	(6.8)	—
State income tax rate, net of federal tax benefit	7.0	3.2	5.5
Sale of BVFMAC	(4.3)	—	—
Expiration of tax operating loss carryforward	(1.6)	—	—
Other, net	(2.5)	(1.5)	(0.3)

Effective income tax rate	45.9%	14.6%	46.4%

Our stockholders’ equity included a tax benefit associated with the exercise of stock options of $0 for the year ended December 31, 2001, $3,000 for 2000 and $92,000 for 1999.

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the components of net deferred tax assets as of the dates indicated:

	At December 31,
	2001	2000
	(Dollars in thousands)
Deferred tax assets:
Net operating loss carryforwards	$76,099	$101,806
Auto lease receivable financing	56,429	—
Provision for losses on loans and leases	32,845	44,093
Mark-to-market adjustment, net	36,539	37,173
Other accrued expenses not deducted for tax purposes	4,373	11,090
Intangible assets	2,226	5,036
Alternative minimum tax credit carryforwards	4,161	4,332
Capitalized leases	—	757
Securitizations	17,994	—
Other	3,378	100

Gross deferred tax assets	234,044	204,387
Valuation allowance	—	(26,000)

Net deferred tax asset	234,044	178,387
Deferred tax liabilities:
Tax depreciation in excess of book depreciation	(48,753)	(47,689)
Securitizations	—	(23,624)
Federal Home Loan Bank of San Francisco stock dividends	(3,101)	(4,451)
Loan fees	(2,301)	(3,607)
Excess over base year reserves	(1,253)	(2,704)
Real estate partnership investments	(230)	(1,800)
Loan premiums	(26)	(185)
Unrealized gain on securities available-for-sale	(349)	(7)
Other	(6,014)	(1,253)

Gross deferred tax liabilities	(62,027)	(85,320)

Net deferred tax asset	$172,017	$93,067

The Company recorded an income tax benefit of $85.9 million for the year ended December 31, 2001 as compared to a benefit of $55.8 million for 2000 and income tax expense of $25.1 million for 1999. The Company’s effective tax rate was 45.9% for 2001 as compared to 14.6% for 2000 and 46.4% in 1999. Our effective rate differs from our 35.0% statutory tax rate primarily due to the impact of nondeductible goodwill, the impact of state income taxes, net of federal income taxes and the impact of a $26.0 million valuation allowance established against our gross deferred tax assets in 2000 that was eliminated in 2001.

During 2000, the Company recorded a $26.0 million valuation allowance against its gross deferred tax assets primarily relating to approximately $48.6 million in federal net operating loss carryforwards that were expiring in 2001 as the Company did not expect to be able to fully utilize these amounts prior to their expiration date. In May 2001, the Company raised $137.5 million of additional capital which enabled the Company to implement a new strategic plan, including the disposition of non-core and higher-risk assets. As a result of these actions, the Company’s ability to generate future taxable income is more predictable. During 2001, the Company also executed certain transactions that resulted in significant amounts of taxable income. These transactions included the sale of the BVFMAC legal entity which generated significant taxable income related to previously deferred gains in the franchise securitization trusts. The Company also executed a financing secured by the contractual cash flows of our auto operating lease portfolio that was treated as a sale for income tax purposes and generated $136.5 million in taxable income. Primarily as a result of these transactions, the Company generated sufficient taxable income during the year to be able to utilize the majority of its net operating loss carryforwards expiring in 2001.

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company believes it will be able to fully utilize its $172.0 million of net deferred tax assets at December 31, 2001. In order to fully utilize its net operating loss carryforwards prior to their expiration dates, however, the Company will be required to execute certain tax planning strategies during 2002 including selling certain assets obtained in connection with a previous purchase business combination with significant built-in gains for tax purposes which would be triggered in the event of a sale. Such a transaction would not only generate significant levels of taxable income, but would also increase the limitation on the utilization of the net operating loss carryforward acquired in connection with a previous purchase business combination. As a result, the Company eliminated the $26.0 million valuation allowance against its gross deferred tax assets during 2001.

The tax benefit for the year ended December 31, 2000 included approximately $5.2 million in expense to establish a liability for the recapture of bad debt reserves that arose in the tax years which began prior to January 1, 1988, for which a deferred tax liability had not been established. At December 31, 2000, there was no remaining unrecognized deferred tax liability for these reserves.

At December 31, 2001, the federal and state net operating loss carryforwards were $206.0 million and $55.0 million, respectively. They will expire in various years from 2002 through 2020.

The following table illustrates the yearly expiration of the federal net operating loss carryforwards:

At December 31, 2001
Year of Expiration	Federal Net Operating Loss Carryforwards
(Dollars in thousands)
2002	$30,416
2003	28,834
2004	28,016
2005	12,564
2006	7,555
2019	11,294
2020	87,311

$205,990

The expiration of state net operating loss carryforwards vary by state. Our state net operating loss carryforwards expire primarily in the years 2002 through 2005.

We have federal and state alternative minimum tax credits of $3.6 million and $0.9 million, respectively. These credits can be carried forward indefinitely to reduce future regular tax.

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16.    Stockholders’ Equity and Regulatory Capital Requirements

Bay View Bank is a national bank regulated by the Office of the Comptroller of the Currency. Bay View Capital Corporation is a bank holding company regulated by the Board of Governors of the Federal Reserve Bank.

Under regulatory capital adequacy guidelines, Bay View Bank and Bay View Capital Corporation must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated in accordance with GAAP and regulatory capital guidelines. Our capital amounts and classifications are also subject to qualitative judgments by the regulators about interest rate risk components, asset and off-balance sheet risk weightings and other factors. The regulators also have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above minimum guidelines and ratios.

Additionally, the Federal Deposit Insurance Corporation Improvement Act of 1991, sometimes referred to as FDICIA, requires each federal banking agency to implement prompt corrective actions for undercapitalized institutions that it regulates. The prompt corrective action regulations define specific capital categories based on an institution’s capital ratios. The five capital categories are “well-capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized”. Institutions categorized as undercapitalized or worse are subject to certain restrictions, including the requirement to file a capital plan with its primary federal regulator, prohibitions on the payment of dividends and management fees, restrictions on executive compensation and increased supervisory monitoring, among other things. Other restrictions may be imposed on the institution either by its primary federal regulator or by the FDIC, including requirements to raise additional capital, sell assets or sell the entire institution. Once an institution becomes critically undercapitalized, it must generally be placed in receivership or conservatorship within 90 days.

The regulations provide that an institution is “well-capitalized” if its Tier 1 leverage ratio is 5% or greater, its Tier 1 risk-based ratio is 6% or greater, its total risk-based ratio is 10% or greater, and the institution is not subject to a capital directive. To be considered adequately capitalized, an institution must generally have a Tier 1 leverage ratio of at least 4%, a Tier 1 risk-based capital ratio of at least 4%, and a total risk-based capital ratio of at least 8%. An institution is deemed to be “critically undercapitalized” if it has a tangible equity ratio of 2% or less.

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

The OCC has adopted final capital rules based on FDICIA’s five capital categories. Regulations provide that capital be calculated using a Tier 1 leverage ratio, a Tier 1 risk-based capital ratio and a total risk-based ratio. As used herein, total risk-based capital ratio means the ratio of total risk-based capital to risk-weighted assets, including off-balance sheet items, Tier 1 risk-based capital ratio means the ratio of core capital to risk-weighted assets, including off-balance sheet items, and Tier 1 leverage ratio means the ratio of core capital to adjusted total average assets, in each case as calculated in accordance with current agency capital regulations.

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2001, Bay View Bank’s regulatory capital levels exceeded both the minimum requirements as well as the requirements necessary to be considered well-capitalized as illustrated in the following table:

	Actual		Minimum Requirement		Well-Capitalized Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 Leverage	$208,816	5.59%	$149,412	4.00%	$186,765	5.00%
Tier 1 Risk-based	$208,816	7.20%	$116,062	4.00%	$174,093	6.00%
Total Risk-based	$295,316	10.18%	$232,124	8.00%	$290,155	10.00%

Regulatory Capital Requirements for Bay View Capital Corporation as a Bank Holding Company

The regulations administered by the Board of Governors of the Federal Reserve Bank provide definitions of regulatory capital ratios and the methods of calculating capital and each ratio for bank holding companies. Such regulations require a minimum ratio of qualifying total risk-based capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total average assets, referred to as the leverage ratio. For bank holding companies rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total average assets is 3%. For organizations not rated in the highest of the five categories, which includes Bay View Capital Corporation, the regulations require an additional “cushion” of at least 100 basis points.

At December 31, 2001, Bay View Capital Corporation exceeded the minimum requirements for Tier 1 risk-based capital while its Tier 1 leverage ratio of 3.73% and its total risk-based capital ratio of 7.62% fell below the minimum required amount as illustrated in the following table:

	Actual		Minimum Requirement
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage	$140,669	3.73%	$150,937	4.00%
Tier 1 risk-based	$140,669	4.25%	$132,545	4.00%
Total risk-based	$252,607	7.62%	$265,090	8.00%

At this time, the financial impact, if any, of the regulatory actions that may result from our failure to meet the minimum capital requirements cannot be determined. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles stockholders’ equity under GAAP with regulatory capital for Bay View Bank and Bay View Capital Corporation at December 31, 2001:

	At December 31, 2001
	Bay View Bank		Bay View Capital Corporation
	Tier 1	Total Risk-based	Tier 1	Total Risk-based
	(Dollars in thousands)
Stockholders’ equity (GAAP)	$442,378	$442,378	$336,187	$336,187
Increase (decrease):
Goodwill and identifiable intangible assets	(123,573)	(123,573)	(123,573)	(123,573)
Disallowed servicing assets	(49)	(49)	(49)	(49)
Disallowed deferred tax assets	(109,711)	(109,711)	(161,667)	(161,667)
Capital Securities	—	—	90,000	90,000
Disallowed unrealized gain on securities available-for-sale	(523)	(523)	(523)	(523)
Disallowed minimum pension liability adjustment	294	294	294	294
Qualifying allowance for losses on loans and leases	—	36,419	—	41,523
Qualifying subordinated debt	—	50,000	—	70,334
Qualifying gain on equity securities available-for-sale	—	81	—	81

Regulatory capital	$208,816	$295,316	$140,669	$252,607

The Office of the Comptroller of the Currency has adopted rules incorporating an interest rate risk component of the capital adequacy guidelines for institutions with a greater than “normal” level of interest rate risk exposure, as defined. As of December 31, 2001, Bay View Bank was not subject to an interest rate risk component for capital measurement purposes.

Bay View Capital Corporation’s principal source of funds on an unconsolidated basis has historically been dividends from our wholly owned subsidiaries, including Bay View Bank. There were no dividends declared by Bay View Bank to Bay View Capital Corporation during 2001. Dividends declared by Bay View Bank to Bay View Capital Corporation were $69.6 million in 2000 and $89.6 million in 1999. There are various statutory and regulatory restrictions on the extent to which Bay View Bank may pay dividends to, make investments in or loans to, or otherwise supply funds to Bay View Capital Corporation. As a national bank, Bay View Bank may pay dividends in any one calendar year equal to its net earnings in that calendar year plus net earnings for the previous two calendar years, less any dividends paid during this three-year period. As discussed in Note 4, during the third quarter of 2000, we entered into formal agreements with the OCC and the Federal Reserve Bank of San Francisco. These agreements, among other things, require prior approval for Bay View Bank to pay dividends to Bay View Capital Corporation and also require approval to pay dividends on our common stock and our Capital Securities.

In May 2001, we completed a rights offering and a concurrent offering to standby purchasers that generated aggregate gross proceeds of $137.5 million. The offering provided us with additional capital to absorb $70.1 million in pre-tax charges associated with the revaluation of franchise-related assets, $59.5 million of provision for loan and lease losses related to franchise loans, $10.5 million in net losses on sales of assets, $8.2 million in FHLB prepayment penalties related to our strategy to reduce high-cost borrowings and $6.9 million in restructuring charges primarily related to the reduction in our workforce as discussed elsewhere herein or as previously disclosed.

The revaluation charges consisted primarily of $31.7 million in pre-tax charges related to the sale of $278 million in loans during the second quarter of 2001 as well as writedowns of other franchise-related assets, including $13.6 million in adjustments to servicing assets, $12.6 million in adjustments to residual interests on securitizations, $5.0 million in adjustments to equity investments and $1.9 million in adjustments to servicer advances.

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a national bank, effective March 1, 1999, Bay View Bank is required to hold stock in the Federal Reserve Bank totaling 3.0% of its capital stock and surplus. Bay View Bank records its investment in Federal Reserve Bank stock at cost (par value). Bay View Bank held $11.9 million in Federal Reserve Bank stock at December 31, 2001.

Note 17.    Stock Repurchase Program

In August 1998, our Board of Directors authorized the repurchase of up to $50 million in shares of our common stock. During 1999 we repurchased 460,000 shares of our common stock for $8.3 million at an average price of $18.22 per share. In November 1999, our treasury shares were reissued in conjunction with the acquisition of FMAC. We did not repurchase shares of our common stock in 2000 and 2001. At December 31, 2001, we had approximately $17.6 million in remaining authorization available for future share repurchases. Pursuant to our agreement with the Federal Reserve Bank of San Francisco, we must obtain prior written approval before repurchasing shares.

Note 18.    Stock Options

As of December 31, 2001, we had five employee stock option plans and three non-employee director stock option plans. The employee stock option plans were as follows: the “Amended and Restated 1986 Stock Option and Incentive Plan,” the “Amended and Restated 1995 Stock Option and Incentive Plan,” the “1998-2000 Performance Stock Plan,” the “1999 FMAC Stock Option, Deferred Stock and Restricted Stock Plan,” and the “2001 Stock Option and Incentive Plan,” which authorize the issuance of 1,759,430, 2,500,000, 400,000, 270,576 and 3,200,000 shares of common stock, respectively. The non-employee director stock option plans were as follows: the “Amended and Restated 1989 Non-Employee Director Stock Option and Incentive Plan,” the “1998 Non-Employee Director Stock Option and Incentive Plan,” and the “2001 Non-Employee Director Stock Option Plan,” which authorize the issuance of up to 550,000, 200,000, and 500,000 shares of common stock, respectively. The plans provide for the grant of a variety of long-term incentive awards to directors, officers and employees as a means of enhancing the recruitment and retention of those individuals on whom our continued success most depends. Excluding options for 3,477,000 shares granted in 2001 which were issued with exercise prices below current market value, the exercise price for the purchase of shares subject to a stock option at the date of grant generally may not be less than 100% of the market value of the shares covered by the option on that date. Options generally vest over periods ranging from 6 months to 3 years and expire over periods ranging from 6 years to 13 years.

During 2001, we recognized a total of $5.2 million in expenses related to the issuance of 3,477,000 of stock options with below market exercise prices. We will amortize an additional $4.0 million of compensation expense over the next nineteen months.

The following table illustrates the stock options available for grant as of December 31, 2001:

	Employee Stock Option and Incentive Plans	Non-Employee Director Stock Option and Incentive Plans	Total
Shares reserved for issuance	8,130,006	1,250,000	9,380,006
Granted	(9,236,892)	(1,102,000)	(10,338,892)
Forfeited	2,005,318	88,000	2,093,318
Expired	(377,688)	(63,000)	(440,688)

Total available for grant	520,744	173,000	693,744

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2001, we had outstanding options under the plans with expiration dates ranging from the year 2002 through 2014, as illustrated in the following table:

	Number of Option Shares	Exercise Price Range	Weighted-Average Exercise Price
Outstanding at December 31, 1998	2,145,700	$7.88-35.20	$21.55
Granted	1,254,826	13.81-19.53	15.26
Exercised	(40,500)	8.72-17.00	12.31
Forfeited	(452,250)	8.75-35.20	30.33

Outstanding at December 31, 1999	2,907,776	$7.88-34.41	$17.49
Granted	823,250	5.41-10.03	7.53
Exercised	(6,000)	7.88-7.88	7.88
Forfeited	(903,536)	7.53-32.56	14.88

Outstanding at December 31, 2000	2,821,490	$5.41-34.41	$15.43
Granted	3,744,000	4.59-7.70	4.78
Exercised	(20,334)	4.59	4.59
Forfeited	(267,359)	5.41-34.41	13.21

Outstanding at December 31, 2001	6,277,797	$4.59-34.41	$9.21

Exercisable at December 31, 1999	1,641,736	$7.88-34.41	$16.97

Exercisable at December 31, 2000	1,681,167	$5.41-34.41	$18.11

Exercisable at December 31, 2001	3,546,331	$4.59-34.41	$12.01

The following table illustrates information about stock options outstanding at December 31, 2001:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted-Average Remaining Life (in years)	Weighted-Average Exercise Price	Number of Options Exercisable	Weighted-Average Exercise Price
$ 4.59-4.59	3,456,666	9.49	$4.59	1,438,676	$4.59
5.41-7.70	632,500	10.53	6.39	201,674	6.32
7.84-12.44	637,330	5.71	10.29	457,680	10.85
12.50-17.94	768,761	5.62	15.45	698,561	15.60
18.17-29.91	638,539	5.63	23.35	605,739	23.59
31.25-31.63	98,001	6.41	31.52	98,001	31.52
31.69-31.69	31,500	6.06	31.69	31,500	31.69
32.56-32.56	7,000	6.15	32.56	7,000	32.56
32.69-32.69	5,000	6.15	32.69	5,000	32.69
34.41-34.41	2,500	5.95	34.41	2,500	34.41

$ 4.59-34.41	6,277,797	8.27	$9.21	3,546,331	$12.01

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

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Financial Accounting Standards No. 123 Pro Forma Disclosure

We adopted Statement No. 123 effective January 1, 1996, but continue to account for employee and director stock-based compensation plans under the intrinsic value method prescribed by APB 25. Statement No. 123 requires that stock-based compensation to parties other than employees and directors be accounted for under the fair value method. Accordingly, no compensation cost has been recognized for our stock option awards to employees and directors in 2001, 2000 and 1999, except as discussed above. The weighted-average fair value of options granted to employees and directors was $3.98, $4.96 and $6.76 per share in 2001, 2000 and 1999, respectively. Had compensation cost related to our stock option awards to employees and directors been determined under the fair value method prescribed under Statement No. 123, our net income and earnings per share would have been the pro forma amounts illustrated in the table below for the periods indicated:

	For the Year Ended December 31,
	2001	2000	1999
	(Dollars in thousands, except per share amounts)
Net income (loss):
Actual	$(101,170)	$(326,197)	$28,964
Pro forma	$(103,784)	$(327,441)	$26,321
Net income (loss) per share:
Actual basic earnings (loss) per share	$(1.99)	$(10.00)	$1.37
Pro forma basic earnings (loss) per share	$(2.04)	$(10.03)	$1.24
Actual diluted earnings (loss) per share	$(1.99)	$(10.00)	$1.36
Pro forma diluted earnings (loss) per share	$(2.04)	$(10.03)	$1.23

The fair value of options granted was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
	2001	2000	1999
Dividend yield	—%	3.42%	2.32%
Expected volatility of our common stock	36%	35%	33%
Expected risk-free interest rate(1)	4.30%	4.98%	6.34%
Expected life of options in years	4.84	5.44	5.41

(1) The	expected risk-free interest rate was calculated using a term commensurate with the expected life of the options.

Note 19.    Employee Benefit Plans

We have a 401(k) thrift plan under which an employee with three or more months of service may contribute from 2% to 15% of base salary to the plan. The amount of base salary deferred is not subject to federal or state income taxes at the time of deferral. After one year of service, we will match an employee’s contribution up to 100% of the first 6% of the employee’s base salary, depending on the employee’s length of service. Our contribution was $2.6 million for the year ended December 31, 2001, $3.4 million for 2000 and $2.3 million for 1999.

During 1999 and 2000, Bay View Franchise Mortgage Acceptance Company employees participated in a separate 401(k) plan. Under the plan, an employee could elect to enroll at the beginning of any month after which the employee had been employed for at least six months. Employees could contribute up to 15% of their salaries to the plan. We matched 50% of the employee’s contribution up to 4% of the employee’s compensation. This plan was

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

terminated in 2000 and Bay View Franchise Mortgage Acceptance Company employees became eligible to participate in the Bay View Capital Corporation 401(k) plan discussed above.

Effective December 31, 1995, we modified our non-qualified defined benefit retirement plan for non-employee members of our Board of Directors and terminated our non-qualified supplemental retirement plan for executive officers. As of December 31, 2001, we had an $808,000 liability to certain non-employee members of our Board of Directors payable in 48,851 shares of our common stock in satisfaction of the non-qualified defined benefit retirement plan liability. Such shares were repurchased in the market and are held in treasury and restricted as to re-issuance until paid out. The liability is included in additional paid-in capital. As of December 31, 2001, we had a $2.4 million liability to certain current and retired executive officers (relating to the remaining benefits owed pursuant to the terminated non-qualified supplemental retirement and health care benefits for executive officers) recorded as other liabilities. In addition, we had a $1.0 million liability to certain retired employees, officers and directors as of December 31, 2001 related to post-retirement health care benefits.

We have an Employee Stock Ownership Plan, sometimes referred to as the ESOP, covering all regular full-time and part-time employees who have completed one year of service. ESOP plan participants become 100% vested in their allocated balances upon the completion of three years of service. In 1989, we borrowed $6.0 million from a financial institution and in turn lent it to the ESOP to purchase shares of our common stock in the open market. The ESOP held 420,718 shares of our common stock at December 31, 2001 and 397,242 shares at December 31, 2000. All shares of common stock held by the ESOP are treated as outstanding shares in both our basic and diluted earnings per share computations. The interest rate we pay on the ESOP debt is based on 90% of the prime rate. The ESOP incurred interest expense on its debt totaling $72,000 for the year ended December 31, 2001, $151,000 for 2000 and $181,000 for 1999. We recorded ESOP-related interest expense of $72,000 for the year ended December 31, 2001, $115,000 for 2000 and $131,000 for 1999. We recorded ESOP-related compensation expense of $1.2 million for the year ended December 31, 2001, $1.6 million for 2000 and $1.1 million for 1999. We make periodic contributions to the ESOP primarily to enable the ESOP to pay principal, interest expense and administrative costs not covered by cash dividends received by the ESOP on its unallocated shares of our common stock. We made contributions to the ESOP on a cash basis totaling $1.3 million for 2001, $1.2 million for 2000 and $1.1 million for 1999.

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

The following table illustrates the change in the AFEH plan’s projected benefit obligation for periods indicated:

	For the Year Ended December 31,
	2001	2000
	(Dollars in thousands)
Projected benefit obligation at beginning of year	$5,662	$5,089
Interest cost	388	384
Actuarial (gain) loss	(353)	469
Benefits paid	(496)	(280)

Projected benefit obligation at end of year	$5,201	$5,662

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the change in the plan assets for the periods indicated:

	For the Year Ended December 31,
	2001	2000
	(Dollars in thousands)
Plan assets at beginning of year	$5,460	$5,729
Actual return on plan assets	(534)	11
Benefits paid	(496)	(280)

Plan assets at end of year	$4,430	$5,460

The following table illustrates the plan’s funded status and amounts recognized in our consolidated statement of financial condition for the periods indicated:

	For the Year Ended December 31,
	2001	2000
	(Dollars in thousands)
Fair value of plan assets	$4,430	$5,460
Projected benefit obligation	5,201	5,662

Plan assets in excess of (less than) projected benefit obligation	(771)	(202)
Unrecognized loss (gain) from past experience different than originally assumed and from effects of changes in assumptions	500	(98)
Minimum pension liability adjustment	(500)	—

Total accrued benefit liability	$(771)	$(300)

Weighted-average discount rate	7.25%	7.25%

Expected long-term rate of return on assets	8.00%	8.00%

The following table illustrates components of net periodic pension benefit for the periods indicated:

	For the Year Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Interest cost on projected benefit obligation	$388	$384	$391
Assumed return on plan assets	(417)	(446)	(446)
Net amortization of unrecognized gain	—	(29)	(122)

Net periodic pension benefit	$(29)	$(91)	$(177)

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 20.    Risk Management Instruments

We use risk management instruments to modify interest rate characteristics of certain assets or liabilities to hedge against our exposure to interest rate fluctuations, reducing the effects these fluctuations might have on associated cash flows or values. During 2001, 2000 and 1999, these risk management instruments, also referred to as derivative instruments, included interest rate exchange agreements, or “swaps”, Treasury futures contracts, forward sales contracts and interest rate option contracts, commonly referred to as “caps”. Derivative financial instruments involve, to varying degrees, elements of credit risk. Credit risk is defined as the possibility of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract.

Upon adoption of Statement No. 133 as more fully discussed in Note 1, our risk management instruments are not treated as hedge instruments and are being carried at fair value, with changes in such fair value charged or credited to earnings.

Swaps

We were a party to swaps with a notional principal amount of $194.0 million at December 31, 2000. During 2001, all of our open swap positions either matured or were closed-out. All of our swaps were common “fixed-for-floating” swaps. At December 31, 2000, $144.0 million of our swaps offset variable-rate funding while $50.0 million of our swaps offset the change in fair value of a portion of our fixed-rate franchise loans held-for-sale.

Our outstanding swaps at December 31, 2000 were collateralized by mortgage-backed securities with a total par value of $9.9 million. The effect of interest rate swaps was to increase interest expense by $411,000 for the year ended December 31, 2001, decrease interest expense by $212,000 for 2000 and increase interest expense by $3.1 million for 1999. In addition, we recognized a transition adjustment of $628,000 during the fourth quarter of 2000 to record our swaps at their fair value in connection with adopting Statement No. 133. Changes in the fair value of our swaps were reported as gains or losses and were charged to earnings as incurred.

Interest Rate Caps

At December 31, 2001 and 2000, we had interest rate caps with notional amounts totaling $180.0 million and cap rates at 7.00% and a cap index based on either the one- or three-month LIBOR rate. These interest rate caps are used to limit our exposure to rising interest rates on our liabilities. There was no interest expense related to our interest rate caps during 2001. Interest expense associated with the interest rate caps totaled $380,000 for the year ended December 31, 2000. In addition, we recognized a transition adjustment, a $1.5 million loss, during the fourth quarter of 2000 to record these interest rate caps at their fair value in connection with adopting Statement No. 133. These caps were reported at their fair value of $5,000 and $119,000 at December 31, 2001 and 2000, respectively. Changes in fair value of our interest rate caps are reported as gains or losses and are charged to earnings when incurred.

Treasury Futures Contracts

We had open positions related to United States Treasury futures contracts with notional amounts of $154.7 million at December 31, 2000. These contracts were used to offset fixed-rate franchise loans classified as held-for-sale. These contracts were settled daily and were reported at their fair value with realized gains and losses charged to earnings when incurred. During 2001, we closed-out all of our remaining open United States Treasury futures positions.

Forward Sale Contract

We had open forward sale contract positions related to Fannie Mae benchmark notes with notional amounts of $70.0 million at December 31, 2000. These contracts are used to offset fixed-rate franchise loans classified as held-for-sale. These contracts are reported at fair value with realized gains and losses charged to earnings when incurred.

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2001, we closed-out all open forward sale contract positions.

Note 21.     Commitments and Contingencies

Premises

At December 31, 2001, we occupied 72 offices plus our administrative corporate office under operating lease arrangements expiring at various dates through the year 2016. In most instances, these lease arrangements include options to renew or extend the lease at market rates and terms. Bay View Bank also owns the property in which four of its branches and other offices are located. Additionally, Bay View Bank is a party to lease agreements for eight former BVFMAC offices, most of which were subleased at December 31, 2001. Rental expense was $10.7 million for the year ended December 31, 2001, $12.5 million for 2000 and $10.1 million for 1999. Sublease rental income totaled $490,000 for the year ended December 31, 2001, $632,000 for 2000 and $584,000 for 1999.

Future minimum payments under noncancellable lease obligations are summarized below. These payments are net of approximately $2.6 million in sublease rental income from existing sublease rental arrangements through the year 2007 and exclude the accrued net expense of $3.4 million related to the eight closed BVFMAC offices.

Operating Lease Payments
(Dollars in thousands)
2002	$ 9,342
2003	8,836
2004	6,745
2005	5,096
2006	4,173
Thereafter	17,957

$52,149

Loans

At December 31, 2001, we had outstanding commitments to originate $192.4 million in consumer loans, $52.5 million in commercial loans and letters of credit, $42.4 million in mortgage loans and $5.4 million in construction loans. At December 31, 2000, we had outstanding commitments to originate $137.0 million in consumer loans, $52.1 million in commercial loans and letters of credit, $11.7 million in construction loans and $5.2 million in mortgage loans. We had outstanding recourse and subordination contingencies relating to $25.7 million of securitized and/or sold loans at December 31, 2001 and $37.7 million at December 31, 2000 (see Note 7).

Litigation

On November 9, 2000, Morgan Guaranty Trust filed a claim in the U.S. District Court, Southern District of New York, against BVFMAC alleging breach of certain representations and warranties in connection with the sale of loans to Morgan Guaranty Trust by the former Franchise Mortgage Acceptance Company. All filings for the parties’ summary judgment motions have been filed and are pending further court action. The liability, if any, cannot be estimated at this time. The matter will continue to be vigorously defended.

We are involved as plaintiff or defendant in various other legal actions and are occasionally exposed to unasserted claims arising in the normal course of business. In the opinion of management, after consultation with counsel, the resolution of these other legal actions will not have a material adverse effect on our consolidated financial condition or results of operations.

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following methods and assumptions have been used to estimate the fair value of each class of financial instrument for which it is practicable to estimate the value:

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

Other Assets: This category represents an investment whereby the Company is entitled to receive contractual cash flows through 2013. The carrying amount of other assets is used as a reasonable estimate of fair value.

Deposits: The fair value of transaction accounts with no stated maturity, such as savings accounts, checking accounts and money market accounts is equal to the amount payable on demand at the reporting date and is assumed to equal the carrying amount. The fair value of certificates of deposit is estimated using the rates currently offered for certificates of deposit with similar remaining maturities. The fair value of deposits does not include the benefit that results from the lower-cost funding provided by our deposits as compared to the cost of borrowing funds in the market.

Debt and other borrowings: Rates currently available to us for debt and other borrowings with similar terms and remaining maturities are used to estimate the fair value of existing debt, including advances from the Federal Home

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loan Bank of San Francisco, Subordinated Notes, other borrowings and Capital Securities. For short-term borrowings, the carrying amount is a reasonable estimate of fair value.

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

Limitations: The fair value estimates presented herein are based on pertinent information available to us as of December 31, 2001 and 2000. Although we are not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following table illustrates the estimated fair values of our financial instruments as of the dates indicated:

	At December 31,
	2001		2000
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$521,388	$521,388	$694,934	$694,934
Investment securities	98,980	98,980	33,009	33,009
Mortgage-backed securities	278,891	278,891	642,628	649,775
Loans and leases, net	2,367,395	2,360,614	3,097,001	3,107,321
Investment in stock of the FHLBSF and FRB	36,023	36,023	59,780	59,780
Other assets	10,854	10,854	—	—
Interest rate caps	5	5	119	119
Financial liabilities:
Transaction accounts	1,950,699	1,950,699	1,608,499	1,608,499
Certificates of deposit	1,284,228	1,294,707	2,137,813	2,143,649
Advances from the FHLBSF	—	—	804,837	804,085
Short-term borrowings	—	—	197,375	197,375
Other borrowings	137,532	137,532	1,664	1,664
Subordinated Notes	149,632	146,135	149,567	105,077
Interest rate swaps	—	—	7,869	7,869
Capital Securities	90,000	90,000	90,000	61,650

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 23.    Parent Company Financial Information

The following table illustrates the parent company’s condensed statements of financial condition at December 31, 2001 and 2000 and the related condensed statements of operations and cash flows for the years ended December 31, 2001, 2000 and 1999:

Condensed Statements of Financial Condition

	At December 31,
	2001	2000
	(Dollars in thousands)
ASSETS
Cash on deposit with subsidiary bank	$13,061	$10,728
Investment securities, at fair value	1,153	3,950
Loans held-for-sale	3,407	97,508
Loans held-for-investment, net	23,716	22,447
Investment in and advances to subsidiaries	477,718	440,447
Deferred income taxes	27,255	6,462
Other assets	11,864	21,048

Total assets	$558,174	$602,590

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term borrowings	$—	$94,134
Accounts payable and other liabilities	29,571	18,256
Subordinated Notes and Senior Debentures	99,632	99,567
Junior Subordinated Debentures	92,784	92,784
Stockholders’ equity	336,187	297,849

Total liabilities and stockholders’ equity	$558,174	$602,590

Condensed Statements of Operations

	For the Year ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Income:
Dividends from subsidiaries	$—	$69,570	$89,563
Interest income	6,881	24,034	2,887
Other income	2,226	—	—

	9,107	93,604	92,450

Expense:
Interest expense	24,942	37,471	21,009
Provision for loss on loans	1,000	2,700	—
General and administrative expense	32,089	22,973	4,932
Income tax expense (benefit)	(20,752)	1,185	(9,441)

	37,279	64,329	16,500

Income (loss) before undistributed net income of subsidiaries	(28,172)	29,275	75,950
Net loss or distribution in excess of net income of subsidiaries	(72,998)	(355,472)	(46,986)

Net income (loss)	$(101,170)	$(326,197)	$28,964

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statements of Cash Flows

	For the Year ended December 31,
	2001	2000	1999
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(101,170)	$(326,197)	$28,964
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Net loss or distribution in excess of net income of subsidiaries	72,998	355,472	46,986
Revaluation of franchise-related assets	19,055	—	—
Gain on sale of loans and securities	(902)	(647)	—
(Increase) decrease in other assets	(17,321)	19,167	(11,631)
Increase (decrease) in other liabilities	11,315	(1,457)	7,996
Other, net	11,718	354	3,243

Net cash (used in) provided by operating activities	(4,307)	46,692	75,558

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of subsidiaries, net of cash and cash equivalents paid	—	—	(15,453)
Purchases of loans receivable	—	—	(374,658)
Investment in subsidiary	(115,845)	(39,155)	(29,500)
Purchase of investment securities	—	—	(5,393)
Proceeds from repayments of loans	13,744	—	—
Proceeds from sale of loans	68,099	265,350	—
Advances from subsidiaries	—	—	69,820
Other, net	572	(827)	—

Net cash (used in) provided by investing activities	(33,430)	225,368	(355,184)

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) increase in short-term borrowings	(94,497)	(252,440)	346,210
Repayment of Senior Debentures	—	—	(50,000)
Repurchase of common stock	—	—	(8,381)
Proceeds from issuance of common stock	108,167	94	498
Proceeds from issuance of preferred stock	26,400	—	—
Dividends paid to stockholders	—	(9,780)	(7,715)

Net cash (used in) provided by financing activities	40,070	(262,126)	280,612

Net increase in cash	2,333	9,934	986
Cash on deposit (overdraft) with subsidiary bank at beginning of year	10,728	794	(192)

Cash on deposit with subsidiary bank at end of year	$13,061	$10,728	$794

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

Each of our business platforms contributes to our operations. We evaluate the performance of our segments based upon contribution by platform. Contribution by platform is defined as each platform’s net interest income and noninterest income less each platform’s allocated provision for losses on loans and leases, direct general and administrative expenses, including certain expense allocations, and other noninterest expense, including the amortization of intangible assets.

In computing net interest income by platform, the interest expense associated with our warehouse lines, which were used primarily to fund franchise loans held-for-sale, is allocated directly to the Commercial Platform. The interest expense associated with our remaining funding sources, including the noninterest expense associated with our 9.76% Capital Securities, is allocated to each platform on a pro-rata basis determined by the relative amount of average interest-bearing liabilities, excluding warehouse lines, that are required to fund the platform’s interest-earning assets.

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

The following tables illustrate each platform’s contribution for the periods indicated. The tables also illustrate the reconciliation of total contribution by platform to our consolidated net income (loss) for the periods indicated. Reconciling items generally include indirect corporate overhead and income tax expense benefit.

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Year Ended December 31, 2001
	Retail	Commercial	Total
	(Dollars in thousands)
Interest income	$139,115	$163,630	$302,745
Interest expense	(108,176)	(72,321)	(180,497)
Provision for losses on loans and leases	(8,419)	(63,471)	(71,890)
Noninterest income (loss)	114,575	(7,406)	107,169
Direct general and administrative expenses	(104,033)	(22,988)	(127,021)
Allocation of branch network general and administrative expenses	28,386	(28,386)	—
Restructuring charges	(4,998)	(1,937)	(6,935)
Revaluation of franchise-related assets	(2,733)	(67,413)	(70,146)
Leasing expenses	(86,120)	—	(86,120)
Dividend expense on Capital Securities	(5,774)	(4,000)	(9,774)
Real estate owned operations, net	(7)	(2,078)	(2,085)
Provision for losses on real estate owned	—	(2,936)	(2,936)
Amortization of intangible assets	(8,366)	(2,914)	(11,280)

Contribution by platform	$(46,550)	$(112,220)	(158,770)

Indirect corporate overhead			(28,266)
Income tax benefit			85,866

Net loss			$(101,170)

At December 31, 2001:
Interest-earning assets plus operating lease assets	$1,793,499	$1,541,310	$3,334,809

Noninterest-earning assets			679,296

Total assets			$4,014,105

	For the Year Ended December 31, 2000
	Retail	Commercial	Total
	(Dollars in thousands)
Interest income	$221,451	$238,741	$460,192
Interest expense	(159,331)	(135,421)	(294,752)
Provision for losses on loans and leases	(10,354)	(52,246)	(62,600)
Noninterest income (loss)	90,350	(13,708)	76,642
Direct general and administrative expenses	(79,856)	(31,547)	(111,403)
Direct general and administrative expenses—franchise loan production	—	(15,561)	(15,561)
Direct general and administrative expenses—Bankers Mutual	—	(6,311)	(6,311)
Allocation of branch network general and administrative expenses	21,934	(21,934)	—
Restructuring charges	—	(9,213)	(9,213)
Revaluation of franchise-related assets	—	(101,894)	(101,894)
Leasing expenses	(69,350)	—	(69,350)
Dividend expense on Capital Securities	(5,148)	(3,841)	(8,989)
Real estate owned operations, net	(22)	(43)	(65)
Amortization of intangible assets	(8,768)	(2,390)	(11,158)
Amortization of intangible assets—franchise	—	(9,608)	(9,608)
Write-off of intangible assets—franchise	—	(192,622)	(192,622)

Contribution by platform	$906	$(357,598)	(356,692)

Indirect corporate overhead			(25,315)
Income tax benefit			55,810

Net loss			$(326,197)

At December 31, 2000:
Interest-earning assets plus operating lease assets	$2,207,366	$2,178,619	$4,385,985

Noninterest-earning assets			974,946

Total assets			$5,360,931

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Year Ended December 31, 1999
	Retail	Commercial	Total
	(Dollars in thousands)
Interest income	$266,007	$155,649	$421,656
Interest expense	(169,529)	(81,643)	(251,172)
Provision for losses on loans and leases	(25,558)	(2,753)	(28,311)
Noninterest income	84,658	6,874	91,532
Direct general and administrative expenses	(76,309)	(17,046)	(93,355)
Direct general and administrative expenses—franchise loan production	—	(2,395)	(2,395)
Allocation of branch network general and administrative expenses	13,445	(13,445)	—
Leasing expenses	(40,188)	—	(40,188)
Dividend expense on Capital Securities	(6,095)	(2,840)	(8,935)
Real estate owned operations, net	133	105	238
Amortization of intangible assets	(10,002)	(1,991)	(11,993)
Amortization of intangible assets—franchise	—	(1,694)	(1,694)

Contribution by platform	$36,562	$38,821	75,383

Indirect corporate overhead			(21,366)
Income tax expense			(25,053)

Net income			$28,964

At December 31, 1999:
Interest-earning assets plus operating lease assets	$3,658,735	$2,219,536	$5,878,271

Noninterest-earning assets			620,429

Total assets			$6,498,700

BAY VIEW CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 25.    Selected Quarterly Results of Operations (Unaudited)

	For the Year Ended December 31, 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Interest income	$94,459	$84,095	$65,329	$58,862
Net interest income	32,484	29,744	27,771	32,249
Provision for losses on loans and leases	7,300	52,433	3,257	8,900
Loss before income tax benefit	(7,966)	(154,839)	(996)	(23,235)
Net income (loss)	(7,966)	(95,350)	(632)	2,778
Basic earnings (loss) per share	(0.24)	(2.11)	(0.01)	0.04
Diluted earnings (loss) per share	(0.24)	(2.11)	(0.01)	0.04

	For the Year Ended December 31, 2000
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Interest income	$114,465	$114,681	$118,423	$112,623
Net interest income	43,191	43,175	41,701	37,373
Provision for losses on loans and leases	8,000	9,500	13,000	32,100
Income (loss) before income tax expense (benefit)	4,374	(1,126)	(252,616)	(132,639)
Net income (loss)	518	204	(234,456)	(92,463)
Basic earnings (loss) per share	0.02	0.01	(7.18)	(2.83)
Diluted earnings (loss) per share	0.02	0.01	(7.18)	(2.83)

Report of Independent Public Accountants

To the Board of Directors
Bay View Capital Corporation:

We have audited the accompanying consolidated statement of financial condition of Bay View Capital Corporation and subsidiaries (“the Company”) (a Delaware Corporation) as of December 31, 2001 and the related consolidated statement of operations and comprehensive income (loss), stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 2000 and for the two years then ended were audited by other auditors whose report dated February 14, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bay View Capital Corporation and subsidiaries as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/    ARTHUR ANDERSEN LLP

San Francisco, California
January 18, 2002

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The information required by Item 304 of Regulation S-K was previously filed as part of the Company’s Current Reports on Form 8-K filed on July 13, 2001 as amended on July 26, 2001 and August 2, 2001.

PART III

Item 10.     Directors and Executive Officers of the Registrant

Information concerning our executive officers is contained under the heading “Executive Officers of the Registrant” at Item 1, “Business.” Information concerning our directors and compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, executive officers and beneficial owners of greater than ten percent of our equity securities is incorporated herein by reference from our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 25, 2002. The compensation report and performance graph included in the Definitive Proxy Statement pursuant to Items 402(k) and 402(l) of Regulation S-K are specifically not incorporated by reference herein.

Item 11.     Executive Compensation

Information concerning executive compensation is incorporated herein by reference from our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 25, 2002. The compensation report and performance graph included in the Definitive Proxy Statement pursuant to Items 402(k) and 402(l) of Regulation S-K are specifically not incorporated by reference herein.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 25, 2002.

Item 13.     Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is incorporated herein by reference from our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 25, 2002.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) and (2):

Our Financial Statements and Supplementary Data contained in Item 8 are filed as part of this report. All financial statement schedules have been omitted as the required information is not applicable or has been included in our financial statements and related notes.

(a) (3):

Exhibits are listed in the table below.

Regulation S-K Exhibit Number	Document	Reference to prior filing or exhibit number attached hereto
2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None
3	Articles of Incorporation	3a
	Bylaws	3b
4	Instruments defining the rights of security holders, including indentures:
	Articles of Incorporation	3a
	Bylaws	3b
	Specimen of common stock certificate	4a
9	Voting trust agreement	None
10	Material contracts:
	Employment Contract with Richard E. Arnold	10a
	Employment Contract with Ronald L. Reed	10a
	Employment Contract with Carolyn Williams-Goldman	10a
	Employment Contract with James A. Badame	10b
	Employment Contract with Robert B. Goldstein	10c
	Employment Contract with Barbara H. Teaford	10c
	Employment Contract with Charles G. Cooper	10c
	Employment Contract with John W. Rose	10c
	Supplemental Executive Retirement Plan	10d
	Senior Management Incentive Plan	10e
	Senior Management Long-Term Incentive Plan	10f
	Amended and Restated 1986 Stock Option and Incentive Plan	10g
	Amendment No. One to the 1986 Stock Option and Incentive Plan	10h
	Amendment No. One to the Amended and Restated 1995 Stock Option and Incentive Plan	10h
	Amendment No. Two to the Amended and Restated 1995 Stock Option and Incentive Plan	10h
	Amended and Restated 1989 Non-Employee Director Stock Option Plan	10i
	Amended Outside Directors’ Retirement Plan	10j
	Stock in Lieu of Cash Compensation Plan for Non-Employee Directors	10j
	Deferred Compensation Plan	10j
	Amended and Restated 1995 Stock Option and Incentive Plan	10k
	1998—2000 Stock Performance Plan	10l
	1998 Non-Employee Director Stock Option and Incentive Plan	10l
	Supplemental Phantom Stock Unit Plan	10m

	Agreement by and between Bay View Capital and the Federal Reserve Bank	10n
	Agreement by and between Bay View Bank and the Office of the Comptroller of the Currency	10n
	2001 Equity Incentive Plan for Employees	10o
	2001 Non-employee Director Stock Option Plan	10p
11	Statement re computation of per share earnings	11
12	Statements re computation of ratios	12
13	Annual Report to security holders	Not required
16	Letter re change in certifying accountant	Not required
18	Letter re change in accounting principles	None
21	Subsidiaries of the Registrant	21
22	Published report regarding matters submitted to vote of security holders	None
23	Consent of Arthur Andersen LLP	23a
	Consent of KPMG LLP	23b
24	Power of attorney	Not required
99	Additional Exhibits	None

(References to Prior Filings)

3a	Filed as exhibit 4(a) to the Registrant’s Registration Statement on Form S-3 filed June 20, 1997 (File No. 333-29757)
3b	Filed as exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed November 12, 1999 for the quarterly period ended September 30, 1999 (File No. 0-14879)
4a	Filed as exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed March 24, 2000 for the year ended December 31, 1999 (File No. 0-14879)
10a	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed November 16, 1998 for the quarterly period ended September 30, 1998 (File No. 0-17901)
10b	Filed as exhibit 10.1 to the Registrant’s Annual Report on Form 10-K filed March 28, 2001 for the year ended December 31, 2000 (File No. 0-14879)
10c	Filed as exhibits 10.b.1 to 10.b.4, respectively, to the Registrant’s Quarterly Report on Form 10-Q filed August 14, 2001 for the quarterly period ended June 30, 2001 (File No. 0-14879)
10d-f	Filed as exhibits 10.6 to 10.8, respectively, to the Registrant’s Annual Report on Form 10-K filed March 30, 1993 for the year ended December 31, 1992 (File No. 0-17901)
10g	Filed as exhibit 4 to the Registrant’s Registration Statement on Form S-8 filed August 11, 1995 (File No. 33-95724)
10h	Filed as exhibits 10 to 10.2, respectively, to the Registrant’s Quarterly Report on Form 10-Q filed November 12, 1999 for the quarterly period ended September 30, 1999 (File No. 0-14879)
10i	Filed as exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed July 26, 1991 (File No. 33-41924)
10j	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as amended on Form 10-K/A on June 27, 1997 (File No. 0-17901)
10k	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as amended on Form 10-K/A on June 27, 1997 (File No. 0-17901)
10l	Filed as an appendix to the Registrant’s Definitive Proxy Statement on Schedule 14-A filed April 20, 1998 (File No. 0-17901)
10m	Filed as exhibit 10.4 to the Registrants Annual Report on Form 10-K filed on March 24, 2000 for the year ended December 31, 1999 (File No. 0-14879)
10n	Filed as exhibits 10.1 to 10.2, respectively, to the Registrant’s Quarterly Report on Form 10-Q filed November 10, 2000 for the quarterly period ended September 30, 2000 (File No. 0-14879)
10o	Filed as exhibit 10 to the Registrant’s Registration Statement on Form S-8 filed September 27, 2001 (File No. 333-70372)
10p	Filed as exhibit 10 to the Registrant’s Registration Statement on Form S-8 filed September 27, 2001 (File No. 333-70362)

All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(b) Reports on Form 8-K:

The Registrant did not file any Current Reports on Form 8-K during the quarter ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2002
BAY VIEW CAPITAL CORPORATION

By: /s/ JOHN W. ROSE
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

Signature	Title	Date

/s/ JOHN R. MCKEAN John R. McKean	Chairman of the Board	March 28, 2002

/s/ PAULA R. COLLINS Paula R. Collins	Director	March 28, 2002

/s/ ROGER K. EASLEY Roger K. Easley	Director	March 28, 2002

/s/ THOMAS M. FOSTER Thomas M. Foster	Director	March 28, 2002

/s/ ROBERT B. GOLDSTEIN Robert B. Goldstein	Director, President and Chief Executive Officer (Principal Executive Officer)	March 28, 2002

/s/ ROBERT M. GREBER Robert M. Greber	Director	March 28, 2002

/s/ ANGELO J. SIRACUSA Angelo J. Siracusa	Director	March 28, 2002

/s/ ROBERT G. COX Robert G. Cox	Director	March 28, 2002