Form 10-Q
period 2002-03-31
BAY VIEW CAPITAL CORP
filed 2002-05-15
CIK 840387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______to_____
Commission file number 001-14879

BAY VIEW CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3078031 (I.R.S. Employer Identification No.)

1840 Gateway Drive, San Mateo, California (Address of principal executive offices)	94404 (Zip Code)

Registrant’s telephone number, including area code (650) 312-7200

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, Par Value $.01 (Title of Class)	Outstanding at April 30, 2002 62,674,830 shares

FORM 10-Q
INDEX

BAY VIEW CAPITAL CORPORATION

		Page(s)

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited):
	Consolidated Statements of Financial Condition	4
	Consolidated Statements of Operations and Comprehensive Income (Loss)	5
	Consolidated Statements of Stockholders’ Equity	6
	Consolidated Statements of Cash Flows	7-8
	Notes to Consolidated Financial Statements	9-18
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-43
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44-47
PART II.	OTHER INFORMATION
	Other Information	48
	Signatures	49

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bay View Capital Corporation and Subsidiaries

Consolidated Statements of Financial Condition
(Unaudited)

	March 31,	December 31,
	2002	2001

	(Dollars in thousands)
ASSETS
Cash and cash equivalents:
Cash and due from depository institutions	$42,502	$357,008
Short-term investments	301,423	164,380

	343,925	521,388
Securities available-for-sale:
Investment securities	120,679	98,980
Mortgage-backed securities	256,951	278,891
Loans and leases held-for-sale	39,954	40,608
Loans and leases held-for-investment, net of allowance for loan and lease losses of $46.2 million at March 31, 2002 and $49.8 million at December 31, 2001	2,353,491	2,326,787
Investment in operating lease assets, net	306,899	339,349
Investment in stock of the Federal Home Loan Bank of San Francisco	24,520	24,157
Investment in stock of the Federal Reserve Bank	11,866	11,866
Real estate owned, net	6,420	9,462
Premises and equipment, net	12,257	13,145
Intangible assets	123,242	123,573
Income taxes, net	176,450	174,360
Other assets	52,781	51,539

Total assets	$3,829,435	$4,014,105

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Transaction accounts	$1,961,287	$1,950,699
Retail certificates of deposit	1,105,413	1,284,228

	3,066,700	3,234,927
Subordinated Notes, net	149,648	149,632
Other borrowings	115,725	137,536
Other liabilities	62,515	65,823

Total liabilities	3,394,588	3,587,918

Guaranteed Preferred Beneficial Interest in our Junior Subordinated Debentures (“Capital Securities”)	90,000	90,000
Stockholders’ equity:
Serial preferred stock; authorized, 7,000,000 shares; outstanding, none	—	—
Common stock ($.01 par value); authorized, 80,000,000 shares; issued, 2002 - 62,691,910 shares; 2001 - 62,627,980 shares; outstanding, 2002 - 62,643,059 shares; 2001 - 62,579,129 shares	627	626
Additional paid-in capital	596,229	595,258
Accumulated deficit	(251,133)	(258,047)
Treasury stock, at cost; 48,851 shares	(808)	(808)
Accumulated other comprehensive income (loss):
Unrealized gain on securities available-for-sale, net of tax	226	523
Minimum pension liability adjustment, net of tax	(294)	(294)
Debt of Employee Stock Ownership Plan	—	(1,071)

Total stockholders’ equity	344,847	336,187

Total liabilities and stockholders’ equity	$3,829,435	$4,014,105

The accompanying notes are an integral part of these consolidated financial statements.

Bay View Capital Corporation and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended

	March 31, 2002	March 31, 2001

	(Amounts in thousands,
	except per share amounts)
Interest income:
Interest on loans and leases	$46,471	$72,350
Interest on mortgage-backed securities	3,551	12,215
Interest and dividends on investment securities	3,671	9,894

	53,693	94,459
Interest expense:
Interest on deposits	15,002	43,921
Interest on borrowings	1,832	14,339
Interest on Subordinated Notes	3,715	3,715

	20,549	61,975
Net interest income	33,144	32,484
Provision for losses on loans and leases	4,900	7,300

Net interest income after provision for losses on loans and leases	28,244	25,184
Noninterest income:
Leasing income	20,349	24,383
Loan fees and charges	1,293	1,406
Loan servicing income	205	1,815
Account fees	1,936	2,030
Sales commissions	1,840	1,297
Gain on sale of assets and liabilities, net	332	10,626
Other, net	227	550

	26,182	42,107
Noninterest expense:
General and administrative	30,792	35,417
Revaluation of franchise-related assets	—	16,945
Leasing expenses	15,007	17,757
Dividend expense on Capital Securities	2,573	2,288
Real estate owned operations, net	540	(18)
Provision for losses on real estate owned	204	—
Amortization of intangible assets	331	2,868

	49,447	75,257
Income (loss) before income tax benefit	4,979	(7,966)
Income tax benefit	(1,935)	—

Net income (loss)	$6,914	$(7,966)

Basic earnings (loss) per share	$0.11	$(0.24)

Diluted earnings (loss) per share	$0.11	$(0.24)

Weighted-average basic shares outstanding	62,668	32,647

Weighted-average diluted shares outstanding	63,124	32,647

Net income (loss)	$6,914	$(7,966)
Other comprehensive income (loss), net of tax:
Change in unrealized gain or loss on securities available-for-sale, net of tax benefit of ($209) and ($26) for the three months ended March 31, 2002 and March 31, 2001, respectively	(297)	(37)

Other comprehensive income (loss)	(297)	(37)

Comprehensive income (loss)	$6,617	$(8,003)

The accompanying notes are an integral part of these consolidated financial statements.

Bay View Capital Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity
(Unaudited)

					Retained
	Number			Additional	Earnings
	of Shares	Common	Preferred	Paid-in	(Accumulated
	Issued	Stock	Stock	Capital	Deficit)

	(Amounts in thousands)
Balance at December 31, 2000	32,640	$326	$—	$456,045	$(156,877)
Exercise of stock options, including tax benefits	20	—	—	94	—
Distribution of director’s retirement plan shares	10	—	—	73	—
Distribution of restricted shares	—	—	—	(273)	—
Proceeds from issuance of common stock, net of expenses of $2.0 million	23,967	240	—	107,760	—
Proceeds from issuance of 5,991,369 shares of preferred stock, net of expenses of $1.1 million	—	—	60	26,340	—
Conversion of preferred stock to common stock	5,991	60	(60)	—	—
Expense recognized on stock options with below market strike price	—	—	—	5,219	—
Unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—
Minimum pension liability adjustment, net of tax	—	—	—	—	—
Change in debt of ESOP	—	—	—	—	—
Net loss	—	—	—	—	(101,170)

Balance at December 31, 2001	62,628	626	—	595,258	(258,047)
Exercise of stock options, including tax benefits	62	1	—	291	—
Distribution of director’s retirement plan shares	1	—	—	5	—
Conversion of stock warrants to common stock	1	—	—	4	—
Expense recognized on stock options with below market strike price	—	—	—	671	—
Unrealized loss on securities available-for-sale, net of tax	—	—	—	—	—
Change in debt of ESOP	—	—	—	—	—
Net income	—	—	—	—	6,914

Balance at March 31, 2002	62,692	$627	$—	$596,229	$(251,133)

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Unrealized
		Gain (Loss) on	Minimum	Debt of
		Securities	Pension	Employee
		Available-for-	Liability	Stock	Total
	Treasury	Sale,	Adjustment,	Ownership	Stockholders'
	Stock	Net of Tax	Net of Tax	Plan	Equity

	(Amounts in thousands)
Balance at December 31, 2000	$(1,081)	$10	$—	$(574)	$297,849
Exercise of stock options, including tax benefits	—	—	—	—	94
Distribution of director’s retirement plan shares	—	—	—	—	73
Distribution of restricted shares	273	—	—	—	—
Proceeds from issuance of common stock, net of expenses of $2.0 million	—	—	—	—	108,000
Proceeds from issuance of 5,991,369 shares of preferred stock, net of expenses of $1.1 million	—	—	—	—	26,400
Conversion of preferred stock to common stock	—	—	—	—	—
Expense recognized on stock options with below market strike price	—	—	—	—	5,219
Unrealized gain on securities available-for-sale, net of tax	—	513	—	—	513
Minimum pension liability adjustment, net of tax	—	—	(294)	—	(294)
Change in debt of ESOP	—	—	—	(497)	(497)
Net loss	—	—	—	—	(101,170)

Balance at December 31, 2001	(808)	523	(294)	(1,071)	336,187
Exercise of stock options, including tax benefits	—	—	—	—	292
Distribution of director’s retirement plan shares	—	—	—	—	5
Conversion of stock warrants to common stock	—	—	—	—	4
Expense recognized on stock options with below market strike price	—	—	—	—	671
Unrealized loss on securities available-for-sale, net of tax	—	(297)	—	—	(297)
Change in debt of ESOP	—	—	—	1,071	1,071
Net income	—	—	—	—	6,914

Balance at March 31, 2002	$(808)	$226	$(294)	$—	$344,847

The accompanying notes are an integral part of these consolidated financial statements.

Bay View Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended

	March 31,	March 31,
	2002	2001

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$6,914	$(7,966)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of intangible assets	331	2,868
Provision for losses on loans and leases and real estate owned	5,104	7,300
Depreciation and amortization of premises and equipment	945	1,339
Depreciation and amortization of investment in operating lease assets	12,716	14,993
Amortization of premiums, net of discount accretion	2,793	(3,880)
Revaluation of franchise-related assets	—	16,945
Gain on sale of assets and liabilities, net	(332)	(10,626)
Increase in other assets	(3,438)	(1,110)
Decrease in other liabilities	(3,308)	(26,142)
Other, net	2,692	(699)

Net cash provided by (used in) operating activities	24,417	(6,978)

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in loans and leases resulting from originations, net of repayments	(13,660)	61,291
Purchases of loans and leases, net	—	(12,933)
Purchases of mortgage-backed securities	(39,201)	(63,764)
Purchases of investment securities	(40,531)	(30,742)
Principal payments on mortgage-backed securities	44,047	44,461
Principal payments on investment securities	5,642	—
Proceeds from securitizations and/or sales of loans and leases held-for-sale	—	101,997
Proceeds from sale of mortgage-backed securities available-for-sale	29,404	—
Proceeds from sale of investment securities available-for-sale	—	6,456
Proceeds from sale of real estate owned	2,493	1,037
Additions to premises and equipment	(57)	(101)
Increase in investment in stock of the Federal Home Loan Bank of San Francisco	(363)	(930)
Other, net	83	—

Net cash (used in) provided by investing activities	(12,143)	106,772

Bay View Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	For the Three Months Ended

	March 31,	March 31,
	2002	2001

	(Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	$(168,227)	$(116,164)
Proceeds from advances from the Federal Home Loan Bank of San Francisco	—	180,000
Repayment of advances from the Federal Home Loan Bank of San Francisco	—	(254,200)
Repayment of reverse repurchase agreements	—	(103,241)
Net decrease in warehouse lines outstanding	—	(34,256)
Net decrease in other borrowings	(21,811)	(593)
Proceeds from issuance of common stock	301	73

Net cash used in financing activities	(189,737)	(328,381)

Net decrease in cash and cash equivalents	(177,463)	(228,587)
Cash and cash equivalents at beginning of year	521,388	694,934

Cash and cash equivalents at end of year	$343,925	$466,347

Cash paid during the year for:
Interest	$23,092	$58,026
Income taxes	$21	$—
Supplemental non-cash investing and financing activities:
Loans transferred to real estate owned	$—	$122
Loans transferred from held-for-investment to held-for-sale	$—	$35,225

The accompanying notes are an integral part of these consolidated financial statements.

Bay View Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
March 31, 2002
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

     In May 2001, we completed a rights offering and a concurrent offering to standby purchasers that generated aggregate gross proceeds of $137.5 million. With this additional capital, we implemented a new strategic plan that included exiting businesses inconsistent with a California-focused bank and included assumptions related to the liquidation of our remaining franchise-related assets and operations and our remaining high loan-to-value home equity loans. Our results for 2001 included specific charges consistent with our new strategic plan. The specific charges were primarily related to the stock sale of the legal entity BVFMAC and its related servicing platform, the disposition of franchise-related assets, restructuring charges primarily related to the reduction in our workforce announced in May 2001 and prepayment penalties related to a reduction in higher-cost borrowings.

     The information provided in these interim financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of our financial condition as of March 31, 2002 and December 31, 2001, the results of our operations for the three-month periods ended March 31, 2002 and 2001, and our cash flows for the three-month periods ended March 31, 2002 and 2001. These adjustments are of a normal, recurring nature unless otherwise disclosed in this Form 10-Q. As necessary, reclassifications have been made to prior period amounts to conform to the current period presentation. These reclassifications had no effect on our financial condition, results of operations or stockholders’ equity. These interim financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all of the necessary information and footnotes for a presentation in conformity with generally accepted accounting principles.

     The information included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” was written assuming that you have read or have access to our 2001 Annual Report on Form 10-K, which contains the latest audited consolidated financial statements and notes, along with Management’s Discussion and Analysis of Financial Condition as of December 31, 2001 and 2000 and Results of Operations for the years ended December 31, 2001, 2000 and 1999. Accordingly, only certain changes in financial condition and results of

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2002
(Unaudited)

operations are discussed in this Form 10-Q. Furthermore, the interim financial results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Note 2. Earnings Per Share

     Basic earnings per share are calculated by dividing net earnings or loss for the period by the weighted-average common shares outstanding for that period. There is no adjustment to the number of outstanding shares for potential dilutive instruments, such as stock options or warrants. Diluted earnings or loss per share takes into account the potential dilutive impact of such instruments and uses the average share price for the period in determining the number of incremental shares to add to the weighted-average number of shares outstanding. For the three-month period ended March 31, 2001, average dilutive potential common shares of 31,211 shares related to shares issuable upon the exercise of options were not included in the computation because they were anti-dilutive.

     The following table illustrates the calculation of basic and diluted earnings (loss) per share for the periods indicated:

	For the Three Months Ended,

	March 31,	March 31,
	2002	2001

	(Amounts in thousands,
	except per share amounts)
Net earnings (loss) available to common stockholders	$6,914	$(7,966)
Weighted-average basic shares outstanding	62,668	32,647
Add: Dilutive potential common shares	456	—

Weighted-average diluted shares outstanding	63,124	32,647

Basic earnings (loss) per share	$0.11	$(0.24)

Diluted earnings (loss) per share	$0.11	$(0.24)

Note 3. Stock Options

     As of March 31, 2002, we had five employee stock option plans and three non-employee director stock option plans. The employee stock option plans were as follows: the “Amended and Restated 1986 Stock Option and Incentive Plan,” the “Amended and Restated 1995 Stock Option and Incentive Plan,” the “1998-2000 Performance Stock Plan,” the “1999 FMAC Stock Option, Deferred Stock and Restricted Stock Plan,” and the “2001 Stock Option and Incentive Plan” which authorize the issuance of 1,759,430, 2,500,000, 400,000, 270,576, and 3,200,000 shares of common stock, respectively. The non-employee director stock option plans were as follows: the “Amended and Restated 1989 Non-Employee Director Stock Option and Incentive Plan,” the “1998 Non-Employee Director Stock Option and Incentive Plan,” and the “2001 Non-Employee Director Stock Option Plan” which authorize the issuance of up to 550,000, 200,000, and 500,000 shares of common stock, respectively.

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2002
(Unaudited)

     The following table illustrates the stock options available for grant as of March 31, 2002:

		Non-Employee
	Employee Stock	Director Stock
	Option and	Option and
	Incentive Plans	Incentive Plans	Total

Shares reserved for issuance	8,130,006	1,250,000	9,380,006
Granted	(9,243,642)	(1,137,000)	(10,380,642)
Forfeited	2,398,312	152,000	2,550,312
Expired	(408,688)	(102,000)	(510,688)

Total available for grant	875,988	163,000	1,038,988

     At March 31, 2002, we had outstanding options under the plans with expiration dates ranging from the year 2003 through 2014, as illustrated in the following table:

	Number of	Exercise Price	Weighted-Average
	Option Shares	Range	Exercise Price

Outstanding at December 31, 2001	6,277,797	$4.59-34.41	$9.21
Granted	41,750	6.62-6.84	6.81
Exercised	(62,251)	4.59-5.41	4.68
Forfeited	(456,994)	4.59-31.56	16.68

Outstanding at March 31, 2002	5,800,302	$4.59-34.41	$8.65

Exercisable at March 31, 2002	3,140,868	$4.59-34.41	$11.41

     During the first quarter of 2002, we recognized a total of $0.7 million in expenses related to the issuance of stock options with below market strike prices. We will amortize an additional $3.4 million of compensation expense over the next sixteen months.

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
March 31, 2002
(Unaudited)

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

     At March 31, 2002, Bay View Capital Corporation’s regulatory capital ratios exceeded the requirements necessary to be considered adequately capitalized. At December 31, 2001, Bay View Capital Corporation exceeded the minimum requirements for Tier 1 risk-based capital while its Total risk-based capital ratio of 7.62% and Tier 1 leverage ratio of 3.73% fell below the minimum required amounts. Bay View Bank’s regulatory capital ratios exceeded the requirements necessary to be considered well-capitalized at March 31, 2002 and December 31, 2001.

Note 6. Restructuring Charges

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
March 31, 2002
(Unaudited)

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

     During 2000, 2001 and through March 31, 2002, $5.5 million in severance payments have been made to 112 employees impacted by the restructurings. Additionally, $2.5 million in facilities payments have been made as of March 31, 2002. Accrued restructuring liabilities at March 31, 2002 were $3.2 million, consisting of $1.8 million related to accrued severance and $1.4 million related to accrued facilities charges.

Note 7. Leasing Expenses

     Leasing expense represents expenses related to our auto leasing activities. Because the leases are accounted for as operating leases, the corresponding assets are capitalized and depreciated to their estimated residual values over their lease terms. This depreciation expense is included in leasing expenses, along with the amortization of capitalized initial direct lease costs and impairment charges. Leasing expenses for the first quarter of 2002 were $15.0 million as compared to $17.8 million for the first quarter of 2001. The decrease in leasing expenses was primarily due to lower depreciation expense associated with the declining balance of our auto-related operating lease portfolio. We ceased purchasing auto leases in June 2000.

     The Company performs a quarterly impairment analysis of its automobile operating lease portfolio in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which we adopted effective January 1, 2002. Statement No. 144, which supersedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” retains the fundamental provisions of Statement No. 121 related to the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. There was no financial statement impact upon adoption of Statement No. 144. A lease is considered impaired if its gross future undiscounted cash flows are less than the net book value of the lease. The net book value of the lease is defined as the original capitalized cost of the automobile, including initial direct capitalized costs, less the cumulative amount of depreciation recorded against the automobile and the cumulative amount of amortization of the initial direct capitalized costs recorded since the inception of the lease and less any impairment charges recorded-to-date on that lease.

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
March 31, 2002
(Unaudited)

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

     For those leases considered impaired, the Company then estimated the fair value of the lease. The fair value was determined by calculating the present value of the future estimated cash flows again assuming the probabilities of each of the three disposition scenarios. The present value was calculated using current market rates, which the Company estimated as the original contract lease rate. For those impaired leases where the estimated fair value was less than the net book value, an impairment charge was recorded for the difference. Since the inception of the lease portfolio in June 1998, the Company has recorded additional monthly depreciation charges, also included in leasing expense, to provide for losses that may be incurred at the end of the lease terms. At March 31, 2002 and December 31, 2001, the Company had net impairment and additional monthly charges against its automobile operating leases outstanding on those dates of $32.2 million and $32.7 million, respectively.

Note 8. Income Taxes

     The Company recorded a tax benefit of $1.9 million for the first quarter of 2002. This tax benefit included a tax expense of $2.1 million on pre-tax earnings of $5.0 million offset by a tax benefit of $4.0 million related to the loss incurred on the 2001 stock sale by Bay View Bank of the legal entity Bay View Franchise Mortgage Acceptance Company. The Company recorded no tax benefit for this loss in its 2001 financial statements. The $4.0 million tax benefit was a result of a change in federal tax law that occurred in the first quarter of 2002 allowing the Company to deduct a portion of the loss associated with the sale of BVFMAC. The effective tax rate used in computing the $2.1 million tax expense for the first quarter of 2002 was 41.5%. This effective tax rate differs from the statutory rate primarily due to the impact of state taxes. For the first quarter of 2001, the Company recorded no tax benefit on the pre-tax loss of $8.0 million because, at that time, management could not determine that it was more likely than not that the Company would realize benefits in the amount of these additional deferred tax assets.

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

     The Company believes it will be able to fully utilize its $174.0 million of net deferred tax assets at March 31, 2002. In order to fully utilize its net operating loss carryforwards prior to their expiration dates, however, the Company will be required to execute certain tax planning strategies during 2002 including selling certain assets obtained in connection with a previous purchase business combination with significant built-in gains for tax purposes which would be triggered in the event of a sale. Such a transaction would not only generate significant

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2002
(Unaudited)

levels of taxable income, but would also increase the limitation on the utilization of the net operating loss carryforward acquired in connection with a previous purchase business combination.

Note 9. Investment Securities

     During 2001, we transferred $631.7 million in held-to-maturity securities to our available-for-sale portfolio. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” we recorded $1.5 million of unrealized losses related to the transfer. As a result of the transfer and subsequent sales of securities from our held-to-maturity portfolio, we do not intend to hold any securities as held-to-maturity in the foreseeable future. We sold $29.0 million of mortgage-backed securities during the first quarter of 2002. A gross gain of $0.4 million was realized on the sale.

Note 10. Allowance for Loan and Lease Losses

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

     The allowance for losses on loans and leases was $46.2 million at March 31, 2002, $49.8 million at December 31, 2001 and $71.4 million at March 31, 2001. The decrease in the allowance for loan and lease losses at March 31, 2002, as compared to December 31, 2001, was primarily related to net charge-offs in excess of loan loss provision expense during the first quarter of 2002. During 2001, the allowance for loan and lease losses decreased as we transferred and subsequently sold loans from our held-for-investment portfolio to our held-for-sale portfolio. The transfer of loans from held-for-investment to held-for-sale resulted in a $53.6 million reduction to the allowance for loan and lease losses related to mark-to-market adjustments on these loans, consisting of $48.8 million in net reductions related to the sale of franchise loans and $4.8 million related to home equity loans.

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2002
(Unaudited)

     The following table illustrates the changes in the allowance for losses on loans and leases for the periods indicated:

	Three Months	Year	Three Months
	Ended	Ended	Ended
	March 31,	December 31,	March 31,
	2002	2001	2001

	(Dollars in thousands)
Beginning balance	$49,791	$73,738	$73,738
Transfers of loans to held-for-sale	—	(53,606)	—
Charge-offs:
Mortgage	—	(1,488)	(41)
Home equity loans and lines of credit	(571)	(10,296)	(4,946)
Auto	(1,072)	(3,809)	(637)
Asset-based loans, syndicated loans, factored receivables and commercial leases	(1,583)	(9,397)	(2,260)
Franchise	(6,239)	(24,197)	(2,781)
Business	(13)	(2,509)	(74)

	(9,478)	(51,696)	(10,739)
Recoveries:
Mortgage	—	283	27
Home equity loans and lines of credit	182	4,602	468
Auto	299	1,526	355
Asset-based loans, syndicated loans, factored receivables and commercial leases	426	2,479	273
Franchise	—	196	—
Business	31	379	—

	938	9,465	1,123
Net charge-offs	(8,540)	(42,231)	(9,616)
Provision for losses on loans and leases	4,900	71,890	7,300

Ending balance	$46,151	$49,791	$71,422

Net charge-offs to average loans and leases (annualized)	1.41%	1.51%	1.23%

Note 11. Commitments and Contingencies

Litigation

     On November 9, 2000, Morgan Guaranty Trust (“Morgan Guaranty”) filed a claim (the “Complaint”) in the U.S. District Court, Southern District of New York, against Bay View Franchise Mortgage Acceptance Company (“BVFMAC”) alleging breach of certain representations and warranties in connection with the sale of loans to Morgan Guaranty Trust by the former Franchise Mortgage Acceptance Company. On April 23, 2002, the Court signed an order granting summary judgment in favor of Morgan Guaranty as to BVFMAC’s liability for breach of a certain warranty contained in the purchase agreement, and denied Morgan Guaranty’s motion for summary judgment as to BVFMAC’s liability for breach of certain other representations. The Court further granted summary judgment in favor of BVFMAC with respect to allegations that it breached a certain warranty, and denied BVFMAC’s motion for summary judgment with respect to certain other allegations contained in the Complaint. As a result of the partial grant of summary judgment in favor of Morgan Guaranty, the Court has ordered BVFMAC to repurchase from Morgan Guaranty loans with a remaining principal balance of approximately $57 million, at a price calculated according to the parties’ agreement, and to pay Morgan Guaranty interest on the repurchase price from October 6, 2000 plus the costs to Morgan Guaranty of holding the loans subsequent to that date. The Court has not yet entered a final judgment, and the repurchase price has not yet been determined. Once final judgement is entered, BVFMAC intends to appeal the Court’s decision. The Company previously signed an agreement to indemnify BVFMAC with respect to this litigation under the terms of its sale of BVFMAC in 2001. There are substantial legal and regulatory issues regarding whether and how the indemnity agreement could be enforced under circumstances where the Court has ordered BVFMAC to repurchase the loans. Because the borrowers of the loans are currently in bankruptcy, the Company believes that full value for the loans that BVFMAC may be required to repurchase may not be realized and, in the event that BVFMAC does not prevail on appeal or is otherwise unable to resolve this matter, and the Company is required to indemnify BVFMAC, the net cost to the Company arising from BVFMAC’s obligation to repurchase the loans could be material but remains inestimable at this time.

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2002
(Unaudited)

     We are involved as plaintiff or defendant in various other legal actions and are occasionally exposed to unasserted claims arising in the normal course of business. In the opinion of management, after consultation with counsel, the resolution of these other legal actions will not have a material adverse effect on our consolidated financial condition or results of operations.

Note 12. Segment and Related Information

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

     A Commercial Platform which is comprised of multi-family and commercial real estate loans, franchise loans, franchise asset-backed securities, asset-based loans, syndicated loans, factored receivables and commercial leases, and business banking products and services. The Commercial Platform’s revenues are derived from customers throughout the United States.

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

     In computing net interest income by platform, the interest expense associated with our warehouse lines, which were used primarily to fund franchise loans held-for-sale during 2001, was allocated directly to the Commercial Platform. The interest expense associated with our remaining funding sources, including the noninterest expense associated with our 9.76% Capital Securities, is allocated to each platform on a pro-rata basis determined by the relative amount of average interest-bearing liabilities, excluding warehouse lines, that are required to fund the platform’s interest-earning assets.

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
March 31, 2002
(Unaudited)

     The following tables illustrate each platform’s contribution for the periods indicated. The tables also illustrate the reconciliation of total contribution by platform to our consolidated net loss for the periods indicated. Reconciling items generally include indirect corporate overhead and income tax expense.

	For the Three Months Ended March 31, 2002

	Retail	Commercial	Total

	(Dollars in thousands)
Interest income	$23,948	$29,745	$53,693
Interest expense	(12,573)	(7,976)	(20,549)
Provision for losses on loans and leases	547	(5,447)	(4,900)
Noninterest income	24,800	1,382	26,182
Direct general and administrative expenses	(22,634)	(3,034)	(25,668)
Allocation of branch network general and administrative expenses	7,134	(7,134)	—
Leasing expenses	(15,007)	—	(15,007)
Dividend expense on Capital Securities	(1,408)	(1,165)	(2,573)
Real estate owned operations including provision for losses, net	—	(744)	(744)
Amortization of intangible assets	(331)	—	(331)

Contribution by platform	$4,476	$5,627	$10,103

Indirect corporate overhead			(5,124)
Income tax benefit			1,935

Net income			$6,914

At March 31, 2002:
Interest-earning assets plus operating lease assets	$1,877,488	$1,584,446	$3,461,934

Noninterest-earning assets			367,501

Total assets			$3,829,435

	For the Three Months Ended March 31, 2001

	Retail	Commercial	Total

	(Dollars in thousands)
Interest income	$43,517	$50,942	$94,459
Interest expense	(34,820)	(27,155)	(61,975)
Provision for losses on loans and leases	(4,009)	(3,291)	(7,300)
Noninterest income	31,953	10,154	42,107
Direct general and administrative expenses	(22,796)	(7,644)	(30,440)
Allocation of branch network general and administrative expenses	7,148	(7,148)	—
Revaluation of franchise-related assets	—	(16,945)	(16,945)
Leasing expenses	(17,757)	—	(17,757)
Dividend expense on Capital Securities	(1,284)	(1,004)	(2,288)
Real estate owned operations including provision for losses, net	18	—	18
Amortization of intangible assets	(2,138)	(730)	(2,868)

Contribution by platform	$(168)	$(2,821)	(2,989)

Indirect corporate overhead			(4,977)
Income tax benefit			—

Net loss			$(7,966)

At March 31, 2001:
Interest-earning assets plus operating lease assets	$2,657,569	$2,027,722	$4,685,291

Noninterest-earning assets			314,678

Total assets			$4,999,969

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

     Our Commercial Platform includes multi-family and commercial real estate loans, franchise loans, asset-based loans, syndicated loans, factored receivables, commercial leases, and other business banking products and services. The platform’s results include the income and expenses related to these business activities.

Our Mission and Strategy

     From 1996 to 1999, our strategy was to transform Bay View Bank from a traditional thrift to a commercial bank. During this period, we nearly doubled in size, replaced a majority of our mortgage-based loans with higher-yielding consumer and commercial loans and leases and transformed a significant portion of our deposits into lower-cost transaction accounts.

     In May 2001, we completed a rights offering and a concurrent offering to standby purchasers that generated aggregate gross proceeds of $137.5 million. With this additional capital, we implemented a new strategic plan that included exiting businesses inconsistent with a California-focused bank and included assumptions related to the liquidation of our remaining franchise-related assets and operations and our remaining high loan-to-value home equity loans. Our results for 2001 included specific charges consistent with our new strategic plan. The specific charges were primarily related to the stock sale of the legal entity BVFMAC and its related servicing platform, the disposition of franchise-related assets, restructuring charges primarily related to the reduction in our workforce announced in May 2001 and prepayment penalties related to a reduction in higher-cost borrowings.

     With the majority of the initiatives from our initial strategic plan completed, our goals for 2002 include growing our core retail and commercial banking businesses while continuing to reduce our exposure to high-risk assets and to reduce our costs.

Retail Platform Strategy

     One of the principal businesses of the Retail Platform is Bay View Bank’s 57 full-service branch banking network. A primary objective of the Retail Platform is to enhance the value of our deposit franchise by focusing on deposit growth and expanding and enhancing products and services. A primary component of the Retail Platform’s deposit growth strategy has been to focus on lower-cost transaction accounts (e.g., checking, savings and money market accounts) as a source of financing. We also offer a full array of consumer banking products and services. We continue to make progress on our goal of expanding our deposit base by growing transaction accounts and business deposits. During the first quarter of 2002, our average cost of deposits decreased to 1.95% from 2.59% for the prior quarter. The decrease in the cost of deposits was primarily a result of the continued change in our deposit mix combined with the repricing of approximately $556.8 million of higher-cost retail certificates of deposit during the quarter. The change in our deposit mix consisted of a decrease in time deposits and an increase in transaction accounts. Our transaction accounts increased to 64.0% of total deposits at March 31, 2002 from 60.3% at December 31, 2001, reflecting the continued strength of our deposit franchise. At March 31, 2002, the overall cost of deposits decreased to 1.76% from 2.29% at December 31, 2001.

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

     The Commercial Platform originates multi-family and commercial real estate loans, asset-based loans, factored receivables and business loans. We also purchased and originated franchise loans until the restructuring of our franchise lending division, which was shut down in September 2000. Since this restructuring, we have significantly reduced our concentration of franchise assets and intend to sell our remaining franchise loans classified as held-for-sale. As of March 31, 2002, our franchise loans held-for-sale totaled $40.0 million.

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

Results of Operations

     Our net income for the first quarter of 2002 was $6.9 million, or $0.11 per diluted share, as compared to a net loss of $7.97 million, or $0.24 per diluted share, for the first quarter of 2001. First quarter results reflected pre-tax operating earnings of approximately $5.0 million, or $0.08 per diluted share.

Net Interest Income and Net Interest Margin

     Net interest income was $33.1 million for the first quarter of 2002 as compared to $32.5 million for the first quarter of 2001. Net interest margin was 4.16% for the first quarter of 2002 as compared to 2.93% for the first quarter of 2001.

     The following table illustrates net interest income and net interest margin, by platform, for the periods indicated:

	For the Three Months Ended

	March 31, 2002		March 31, 2001

	Net	Net	Net	Net
	Interest	Interest	Interest	Interest
	Income	Margin	Income	Margin

	(Dollars in thousands)
Retail Platform (1)	$11,375	2.88%	$8,697	1.50%
Commercial Platform	21,769	5.42	23,787	4.43

Total	$33,144	4.16%	$32,484	2.93%

(1)	The Retail Platform’s net interest margin and net interest income presented above do not include the revenue impact of our auto leasing activities, which is included in noninterest income, but do include the associated funding costs.

     The increase in net interest income for the first quarter of 2002, as compared to the first quarter of 2001, was primarily due to higher net interest margin partially offset by a decrease in average interest-earning assets. The increase in our net interest margin and net interest spread was due to lower overall cost of funds resulting from the lower cost of deposits, the lower borrowing levels and the prevailing lower interest rate environment. This was partially offset by lower yields on assets, which were also impacted by the lower interest rate environment, and sales of higher-yielding loans during 2001. The decrease in average interest-earning assets was primarily due to sales of franchise and home equity loans during 2001 as well as sales of mortgage-backed and other investment securities throughout the one-year period ending March 31, 2002. Our net interest margin, calculated in accordance with generally accepted accounting principles (“GAAP”), excludes the revenue impact of our auto leasing activities, but includes the associated funding costs. Because our auto leases are accounted for as operating leases, the rental income and related expenses, including depreciation expense, are reflected in noninterest income and noninterest expense in accordance with GAAP. For a discussion of normalized net interest income and net interest margin, including the revenue impact of our auto leasing activities, see “Non-GAAP Performance Measures — Normalized Net Interest Income and Net Interest Margin”.

     Net interest income and net interest margin by platform for the first quarter of 2002, as compared to the first quarter of 2001, reflect our strategy to sell off our higher-risk assets, specifically high loan-to-value home equity loans and franchise loans, and focus on our core banking operations. The increase in the Retail Platform’s net interest margin reflects the impact of lower overall cost of funds, as previously disclosed or as discussed elsewhere herein. The increase in the Commercial Platform’s net interest margin was primarily due to the lower cost of funds and the sale of franchise loans during 2001, as franchise loans have lower yields relative to the yields on our asset-based loans, factored receivables, and other commercial loans. For more detail, see discussion of “Interest Income” and “Interest Expense”.

     The following table illustrates average interest-earning assets, excluding our auto-related operating lease assets, by platform, for the periods indicated:

	Average Balances for the
	Three Months Ended

	March 31,	March 31,
	2002	2001

	(Dollars in thousands)
Retail Platform	$1,585,744	$2,252,327
Commercial Platform	1,609,958	2,135,044

Total	$3,195,702	$4,387,371

     The decrease in the Retail Platform’s average interest-earning assets, which exclude our auto-related operating lease assets, reflects the impact of the sales of home equity loans during 2001 and the sale of mortgage-backed and other investment securities during the one-year period ending March 31, 2002 as previously disclosed or as discussed elsewhere herein. The decrease in the Commercial Platform’s average interest-earning assets reflects franchise loan sales as well as the impact of the writedowns related to the revaluation of our franchise-related assets during 2001.

     The following table illustrates interest-earning assets, excluding our auto-related operating lease assets, by platform, as of the dates indicated:

	At	At	At
	March 31,	December 31,	March 31,
	2002	2001	2001

	(Dollars in thousands)
Retail Platform	$1,570,589	$1,454,150	$2,205,168
Commercial Platform	1,584,446	1,541,310	2,027,722

Total	$3,155,035	$2,995,460	$4,232,890

     The increase in the Retail Platform’s interest-earning assets, excluding our auto-related operating lease assets, at March 31, 2002, as compared to December 31, 2001, was primarily due to the redeployment of non interest-earning cash at December 31, 2001 into interest-earning short-term investments during the first quarter of 2002. This was partially offset by the sale of $29.0 million of mortgage-backed securities during the quarter. The increase in the Commercial Platform’s interest-earning assets was primarily due to the strong multi-family mortgage loan originations during the first quarter of 2002.

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

	AVERAGE BALANCES, YIELDS AND RATES

	For the Three Months Ended			For the Three Months Ended
	March 31, 2002			March 31, 2001

	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Assets
Interest-earning assets:
Loans and leases	$2,424,823	$46,471	7.72%	$3,134,083	$72,350	9.28%
Mortgage-backed securities (1)	283,853	3,551	5.00	653,534	12,215	7.48
Investments (1)	487,026	3,671	3.03	599,754	9,894	6.62

Total interest-earning assets	3,195,702	53,693	6.76%	4,387,371	94,459	8.65%

Other assets	678,503			783,294

Total assets	$3,874,205			$5,170,665

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits	$3,127,324	$15,002	1.95%	$3,683,916	$43,921	4.84%
Borrowings (2)	279,422	5,547	7.98	1,041,014	18,054	7.00

Total interest-bearing liabilities	3,406,746	20,549	2.44%	4,724,930	61,975	5.31%

Other liabilities	128,014			142,793

Total liabilities	3,534,760			4,867,823
Stockholders’ equity	339,445			302,942

Total liabilities and stockholders’ equity	$3,874,205			$5,170,665

Net interest income/net interest spread		$33,144	4.32%		$32,484	3.34%

Net interest-bearing liabilities	$(211,044)			$(337,559)

Net interest margin (3)			4.16%			2.93%

(1)	Average balances and yields for securities and other investments classified as available-for-sale are based on historical amortized cost.

(2)	Interest expense for borrowings excludes expenses related to our Capital Securities.

(3)	Annualized net interest income divided by average interest-earning assets.

Interest Income

     Interest income was $53.7 million for the first quarter of 2002 as compared to $94.5 million for the first quarter of 2001. The average yield on interest-earning assets was 6.76% for the first quarter of 2002 as compared to 8.65% for the first quarter of 2001. The following table illustrates interest income, by platform, for the periods indicated:

	For the Three Months Ended

	March 31, 2002			March 31, 2001

	Average	Interest	Average	Average	Interest	Average
	Balance	Income	Yield	Balance	Income	Yield

	(Dollars in thousands)
Retail Platform:
Loans	$820,728	$16,972	8.35%	$1,017,575	$22,328	8.83%
Mortgage-backed securities	283,853	3,551	5.00	653,534	12,215	7.48
Investments	481,163	3,425	2.86	581,218	8,974	6.19

Total Retail Platform	1,585,744	23,948	6.09	2,252,327	43,517	7.76

Commercial Platform:
Loans and leases	1,604,095	29,499	7.39	2,116,508	50,022	9.49
Investments	5,863	246	16.98	18,536	920	20.12

Total Commercial Platform	1,609,958	29,745	7.43	2,135,044	50,942	9.58

Total	$3,195,702	$53,693	6.76%	$4,387,371	$94,459	8.65%

Retail Platform

     Interest income for the Retail Platform was $23.9 million for the first quarter of 2002 as compared to $43.5 million for the first quarter of 2001. The average yield on interest-earning assets for the Retail Platform was 6.09% for the first quarter of 2002 as compared to 7.76% for the first quarter of 2001.

     The Retail Platform’s interest income on loans was $17.0 million for the first quarter of 2002 as compared to $22.3 million for the first quarter of 2001. The Retail Platform’s average loan yield was 8.35% for the first quarter of 2002 as compared to 8.83% for the first quarter of 2001. The decrease in interest income on loans for the first quarter of 2002, as compared to the first quarter of 2001, was due to lower average loan balances, as previously discussed, combined with a decrease in the platform’s average loan yield due to the lower interest rate environment and sales of higher-yielding loans during 2001.

     The Retail Platform’s interest income on mortgage-backed securities was $3.6 million for the first quarter of 2002 and $12.2 million for the first quarter of 2001. The Retail Platform’s average yield on mortgage-backed securities was 5.00% for the first quarter of 2002 as compared to 7.48% for the first quarter of 2001. The decrease in interest income on mortgage-backed securities for the first quarter of 2002, as compared to the first quarter of 2001, was primarily due to decreases in both the average balance and yield. The average balance of our mortgage-backed securities decreased as purchases of mortgage-backed securities were more than offset by sales throughout the one-year period ending March 31, 2002, including the sale of $29 million of mortgage-backed securities during the first quarter of 2002. The average yield of our mortgage-backed securities decreased due to the impact of the prevailing low interest rate environment and the sales of relatively higher-yielding GNMA securities during 2001.

     The Retail Platform’s interest income on investment securities, which consist primarily of short-term investments, trust preferred and asset-backed securities and our retained interests in auto loan securitizations, was $3.4 million for the first quarter of 2002 as compared to $9.0 million for the first quarter of 2001. The Retail Platform’s average yield on investment securities was 2.86% for the first quarter of 2002 as compared to 6.19% for the first quarter of 2001. The decrease in interest income on investments for the first quarter of 2002, as compared to the first quarter of 2001, was due to lower average yields resulting from the prevailing lower interest rate environment combined with lower average balances, primarily short-term investments.

Commercial Platform

     Interest income for the Commercial Platform was $29.7 million for the first quarter of 2002 as compared to $50.9 million for the first quarter of 2001. The average yield on interest-earning assets for the Commercial Platform was 7.43% for the first quarter of 2002 as compared to 9.58% for the first quarter of 2001.

     The Commercial Platform’s interest income on loans was $29.5 million for the first quarter of 2002 as compared to $50.0 million for the first quarter of 2001. The Commercial Platform’s average loan and lease yield was 7.39% for the first quarter of 2002 as compared to 9.49% for the first quarter of 2001. The decrease in interest income on loans and leases for the first quarter of 2002, as compared to the first quarter of 2001, was due to lower average loan and lease balances, resulting from franchise loan sales and the writedowns related to the revaluation of franchise loans during the one-year period ending March 31, 2002, combined with a decline in average yields.

     The Commercial Platform’s interest income on investment securities, which consist of franchise asset-backed securities and residual interests in franchise loan securitizations, was $246 thousand for the first quarter of 2002 as compared to $920 thousand for the first quarter of 2001. The Commercial Platform’s average yield on investment securities was 16.98% for the first quarter of 2002 as compared to 20.12% for the first quarter of 2001. The decrease in interest income on investment securities for the first quarter of 2002, as compared to the first quarter of 2001, was due primarily to a lower average balance related to the revaluation of residual interests in franchise loan securitizations during 2001.

Interest Expense

Deposits

     Interest expense on our deposits was $15.0 million for the first quarter of 2002 as compared to $43.9 million for the first quarter of 2001. The average cost of deposits was 1.95% for the first quarter of 2002 as compared to 4.84% for the first quarter of 2001.

     The decrease in interest expense on deposits for the first quarter of 2002, as compared to the first quarter of 2001, was due to lower cost of deposits and average deposit balances. The decrease in the cost of deposits was primarily a result of the lower interest rate environment, the continued change in our deposit mix and the repricing of approximately $556.8 million of higher-cost retail certificates of deposit during the first quarter of 2002. The change in our deposit mix consisted of a decrease in time deposits and an increase in transaction accounts. Our transaction accounts, which are lower-cost deposits as opposed to retail certificates of deposits, increased to 64.0% of total retail deposits at March 31, 2002 from 60.3% at December 31, 2001. The decrease in average deposit balances was a result of the maturities of certificates of deposit, including brokered certificates of deposit which matured during 2001 and were not renewed, partially offset by the growth in our transaction accounts.

     The following table summarizes our deposit costs by type for the periods indicated:

	For the Three Months Ended

	March 31,		March 31,
	2002		2001

	Average	Average	Average	Average
	Balance	Rate	Balance	Rate

	(Dollars in thousands)
Savings	$161,722	0.40%	$132,900	1.68%
Money Market	1,106,950	1.77	1,095,349	4.43
Checking accounts	690,949	0.79	433,179	1.10

Total transaction accounts	1,959,621	1.31	1,661,428	3.34
Retail certificates of deposit	1,167,703	3.01	1,826,998	5.94
Brokered certificates of deposit	—	—	195,490	7.20

Total deposits	$3,127,324	1.95%	$3,683,916	4.84%

Borrowings

     Interest expense on our borrowings was $5.5 million for the first quarter of 2002 as compared to $18.1 million for the first quarter of 2001. The average cost of borrowings was 7.98% for the first quarter of 2002 as compared to 7.00% for the first quarter of 2001. In accordance with GAAP, these amounts exclude the expense associated with our Capital Securities. The decrease in interest expense on borrowings for the first quarter of 2002, as compared to the first quarter of 2001, was due primarily to lower average balances, partially offset by higher funding costs. The decrease in average balances was due to the paydown of borrowings, including warehouse lines, Federal Home Loan Bank advances and securities sold under agreements to repurchase, as we sold interest-bearing assets during 2001. The increase in borrowing costs was primarily attributable to a change in our borrowings mix.

     The following table illustrates the changes in net interest income due to changes in the rate and volume of our interest-earning assets and interest-bearing liabilities for the first quarter of 2002 as compared to the first quarter of 2001. Changes in rate and volume which cannot be segregated (e.g., changes in average interest rate multiplied by average portfolio balance) have been allocated proportionately between the change in rate and the change in volume.

	For the Three Months Ended March 31, 2002 vs. 2001

	Rate	Volume	Total
	Variance	Variance	Variance

	(Dollars in thousands)
Interest income:
Loans and leases	$(11,030)	$(14,849)	$(25,879)
Mortgage-backed securities	(3,202)	(5,462)	(8,664)
Investment securities	(4,621)	(1,602)	(6,223)

	(18,853)	(21,913)	(40,766)

Interest expense:
Deposits	(23,079)	(5,840)	(28,919)
Borrowings	2,960	(15,467)	(12,507)

	(20,119)	(21,307)	(41,426)

Net interest income	$1,266	$(606)	$660

Provision for Losses on Loans and Leases

     The provision for losses on loans and leases for the first quarter of 2002 was $4.9 million as compared to $7.3 million for the first quarter of 2001. The decrease in the provision for losses on loans and leases for the first quarter of 2002, as compared to the first quarter of 2001, was primarily due to a decline in the Retail Platform’s provision levels related to the declining balance of our high loan-to-value home equity portfolio which were mostly sold during 2001. Additionally, the 2002 provision for the Retail Platform reflects a true-up of the indicated reserves within each platform which was impacted by the $2.6 million recovery on the sale of charged-off high loan-to-value home equity loans during the fourth quarter of 2001. The lower provision within the Retail Platform was partially offset by higher provision levels within the Commercial Platform related to franchise loans. The following table illustrates the provision for losses on loans and leases, by platform, for the periods indicated:

	For the Three Months Ended

	March 31,	March 31,
	2002	2001

	(Dollars in thousands)
Retail Platform	$(547)	$4,009
Commercial Platform	5,447	3,291

Total	$4,900	$7,300

Noninterest Income

     Noninterest income for the first quarter of 2002 was $26.2 million as compared to $42.1 million for the first quarter of 2001. The decrease in noninterest income for the first quarter of 2002, as compared to the first quarter of 2001, was largely attributable to lower net gains on sales of assets and liabilities in both the Retail and Commercial Platforms, lower auto leasing income in the Retail Platform and lower loan servicing income in the Commercial Platform. The Commercial Platform’s loan servicing income was primarily impacted by the sale of BVFMAC during 2001. The following table illustrates noninterest income, by platform, for the periods indicated:

	For the Three Months Ended

	March 31,	March 31,
	2002	2001

	(Dollars in thousands)
Retail Platform	$24,800	$31,953
Commercial Platform	1,382	10,154

Total	$26,182	$42,107

     Noninterest income for the first quarter of 2002 included net gains on sales of assets totaling $0.3 million consisting primarily of a $0.4 million gain on the sale of mortgage-backed securities within the Retail Platform offset by a $0.1 million loss on the sale of a franchise-related asset within the Commercial Platform. Noninterest income for the first quarter of 2001 included $10.1 million of contingent gains received during the first quarter of 2001 related to December asset sales, consisting of $6.5 million within the Commercial Platform and $3.6 million within the Retail Platform.

Noninterest Expense

General and Administrative Expenses

     General and administrative expenses for the first quarter of 2002 were $30.8 million as compared to $35.4 million for the first quarter of 2001. The decrease in general and administrative expenses for the first quarter of 2002, as compared to the first quarter of 2001, was primarily due to the elimination of BVFMAC servicing platform expenses with the sale of the legal entity BVFMAC during 2001 combined with certain cost-savings we continue to realize from our ongoing restructuring initiated in 2001.

     Special mention items generally include items recognized during the period that we believe are significant and/or unusual in nature and therefore useful to you in evaluating our performance and trends. These items may or may not be nonrecurring in nature. There were no special mention items included in general and administrative expenses for the first quarter of 2002 and 2001.

     The following table illustrates general and administrative expenses, by platform (not reflecting the allocation of branch network general and administrative expenses), for the periods indicated:

	For the Three Months Ended

	March 31,	March 31,
	2002	2001

	(Dollars in thousands)
Retail Platform	$22,634	$22,796
Commercial Platform	3,034	7,644

Subtotal	25,668	30,440
Indirect corporate overhead (1)	5,124	4,977

Total	$30,792	$35,417

(1)	Amount represents indirect corporate expenses not specifically identifiable with, or allocable to, our business platforms.

     The following table illustrates the ratio of general and administrative expenses to average total assets, including auto-related securitized assets, on an annualized basis for the periods indicated:

	For the Three Months Ended

	March 31,	March 31,
	2002	2001

	(Dollars in thousands)
General and administrative expenses	$30,792	$35,417
Average total assets, including auto-related securitized assets	$4,064,974	$5,351,113

Annualized general and administrative expenses to average total assets, including auto-related securitized assets	3.03%	2.65%

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

     The following table illustrates the efficiency ratio for the periods indicated:

	For the Three Months Ended

	March 31,	March 31,
	2002	2001

	(Dollars in thousands)
General and administrative expenses	$30,792	$35,417
Operating revenues, as defined	$44,038	$57,310

Efficiency ratio	69.9%	61.8%

     The increase in the efficiency ratio for the first quarter of 2002, as compared to the first quarter of 2001, was due to lower net leasing-related rental income, net interest income and noninterest income partially offset by lower general and administrative expenses.

Revaluation of Franchise-Related Assets

     There was no revaluation of franchise-related assets during the first quarter of 2002. The revaluation of certain franchise-related assets resulted in a $16.9 million pre-tax adjustment for the first quarter of 2001. The revaluation included a $13.6 million adjustment to servicing assets and a $3.3 million adjustment to residual assets related to the franchise loan securitizations, reflecting increasing delinquencies and loss assumptions.

Leasing Expenses

     Leasing expense represents expenses related to our auto leasing activities. Because the leases are accounted for as operating leases, the corresponding assets are capitalized and depreciated to their estimated residual values over their lease terms. This depreciation expense is included in leasing expenses, along with the amortization of capitalized initial direct lease costs and impairment charges. Leasing expenses for the first quarter of 2002 were $15.0 million as compared to $17.8 million for the first quarter of 2001. The decrease in leasing expenses was primarily due to lower depreciation expense associated with the declining balance of our auto-related operating lease portfolio. We ceased purchasing auto leases in June 2000.

     The Company performs a quarterly impairment analysis of its automobile operating lease portfolio in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which we adopted effective January 1, 2002. Statement No. 144, which supersedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” retains the fundamental provisions of Statement No. 121 related to the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. There was no financial statement impact upon adoption of statement No. 144. A lease is considered impaired if its gross future undiscounted cash flows are less than the net book value of the lease. The net book value of the lease is defined as the original capitalized cost of the automobile, including initial direct capitalized costs, less the cumulative amount of depreciation recorded against the automobile and the cumulative amount of amortization of the initial direct capitalized costs recorded since the inception of the lease and less any impairment charges recorded-to-date on that lease.

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

     For those leases considered impaired, the Company then estimated the fair value of the lease. The fair value was determined by calculating the present value of the future estimated cash flows again assuming the probabilities of each of the three disposition scenarios. The present value was calculated using current market rates, which the Company estimated as the original contract lease rate. For those impaired leases where the estimated fair value was less than the net book value, an impairment charge was recorded for the difference. Since the inception of the lease portfolio in June

1998, the Company has recorded additional monthly depreciation charges, also included in leasing expense, to provide for losses that may be incurred at the end of the lease terms. At March 31, 2002 and December 31, 2001, the Company had net impairment and additional monthly charges against its automobile operating leases outstanding on those dates of $32.2 million and $32.7 million, respectively.

     Significant assumptions underlying the automobile lease impairment analysis that are susceptible to possible change in the near term include the projected ALG residual values and the estimated probabilities of each of the three disposition scenarios. For example, if ALG projected residual values decline by $250 for each vehicle, approximately 1,600 additional vehicles of its 16,573 vehicles would be considered impaired at March 31, 2002 and therefore subject to a possible impairment charge. At March 31, 2002, a total of 7,868 vehicles were considered impaired. Further, if the aggregate number of lessees that return their vehicle to the Company at the end of the lease term is higher than currently projected, the number of impaired vehicles could be higher as the amount realized under this scenario is generally less than if the lessee purchases their automobile prior to the end of the lease term or purchases the vehicle at the end of the lease term, either at a discount or at the full contractual residual amount.

Capital Securities

     On December 21, 1998, we issued $90 million in Capital Securities through Bay View Capital I, a business trust formed to issue the securities. The Capital Securities, which were sold in an underwritten public offering, accrue quarterly cumulative dividends at an annual rate of 9.76% of the liquidation value of $25 per share. Dividend expense on the Capital Securities was $2.6 million for the first quarter of 2002 as compared to $2.3 million for the first quarter of 2001.

     In September of 2000, we entered into an agreement with the Federal Reserve Bank which requires that we obtain their approval prior to disbursing any dividends associated with our Capital Securities. Beginning the third quarter of 2000, we have not received approval to disburse the quarterly dividends. As a result, pursuant to the terms of the Capital Securities, we have deferred distributions until such time as approval can be obtained. We fully intend to continue to seek such approval; however, we cannot predict when approval may be obtained. During this deferral period, distributions to which holders are entitled will continue to accrue at an annual rate of 9.76% of the liquidation amount of $25 per Capital Security, plus accumulated additional distributions at the same rate, compounded quarterly, on any unpaid distributions (to the extent permitted by law). Holders of the Capital Securities at the time the distribution of dividends is resumed will receive the cumulative deferred distributions plus the cumulative interest thereon. Deferred dividends and interest, which were fully accrued, were $16.6 million at March 31, 2002 as compared to $14.1 million at December 31, 2001.

Real Estate Owned

     The net expense related to our real estate owned was $0.5 million for the first quarter of 2002 as compared to net income of $18,000 for the first quarter of 2001. Additionally, we recorded $204,000 of provision for losses on real estate owned during the quarter. The increase in expenses and provision related to real estate owned was primarily due to an increase in real estate owned activity, primarily representing foreclosed franchise properties.

Amortization of Intangible Assets

     As of January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which requires that certain goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment at least annually. As an additional component of this adoption, we will be completing a transitional goodwill impairment test by June 30, 2002. There will be extensive effort in performing the transitional goodwill impairment test, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle. While only preliminary analysis has been performed, the results of the transitional goodwill impairment test are not expected to have a material effect on the Company’s financial statements.

     Amortization expense related to intangible assets was $0.3 million for the first quarter of 2002 as compared to $2.9 million for the first quarter of 2001. The decrease in amortization expense was due to a change in the accounting treatment for amortization of intangible assets. We would have recorded $2.8 million of amortization expense for the first quarter of 2002 under the prior accounting rule.

Income Taxes

     The Company recorded a tax benefit of $1.9 million for the first quarter of 2002. This tax benefit included a tax expense of $2.1 million on pre-tax earnings of $5.0 million offset by a tax benefit of $4.0 million related to the loss incurred on the 2001 stock sale by Bay View Bank of the legal entity Bay View Franchise Mortgage Acceptance Company. The Company recorded no tax benefit for this loss in its 2001 financial statements. The $4.0 million tax benefit was a result of a change in federal tax law that occurred in the first quarter of 2002 allowing the Company to deduct a portion of the loss associated with the sale of BVFMAC. The effective tax rate used in computing the $2.1 million tax expense for the first quarter of 2002 was 41.5%. This effective tax rate differs from the statutory rate primarily due to the impact of state taxes. For the first quarter of 2001, the Company recorded no tax benefit on the pre-tax loss of $8.0 million because, at that time, management could not determine that it was more likely than not that the Company would realize benefits in the amount of these additional deferred tax assets.

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

     The Company believes it will be able to fully utilize its $174.0 million of net deferred tax assets at March 31, 2002. In order to fully utilize its net operating loss carryforwards prior to their expiration dates, however, the Company will be required to execute certain tax planning strategies during 2002 including selling certain assets obtained in connection with a previous purchase business combination with significant built-in gains for tax purposes which would be triggered in the event of a sale. Such a transaction would not only generate significant levels of taxable income, but would also increase the limitation on the utilization of the net operating loss carryforward acquired in connection with a previous purchase business combination.

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

     Normalized net interest income for first quarter of 2002 was $38.2 million as compared to $39.5 million for the first quarter of 2001. Normalized net interest margin for the first quarter of 2002 was 4.31% as compared to 3.22% for the first quarter of 2001. The following table illustrates normalized net interest income and net interest margin, by platform, for the periods indicated:

	For the Three Months Ended

	March 31, 2002		March 31, 2001

	Normalized	Normalized	Normalized	Normalized
	Net	Net	Net	Net
	Interest	Interest	Interest	Interest
	Income	Margin	Income	Margin

	(Dollars in thousands)
Retail Platform	$17,600	3.63%	$16,766	2.42%
Commercial Platform	20,604	5.13	22,783	4.24

Total	$38,204	4.31%	$39,549	3.22%

     The decrease in normalized net interest income for the first quarter of 2002, as compared to the first quarter of 2001, was largely attributable to lower average interest-earning asset balances partially offset by an increase in normalized net interest margin. The decrease in average interest-earning assets was primarily due to asset sales throughout the one-year period ending March 31, 2002, as previously discussed. The increase in normalized net interest margin was due to lower funding costs, including lower deposit costs and funding costs associated with the declining balance of our auto-related operating lease assets, partially offset by lower asset yields. The decreases in both asset yields and funding costs were primarily due to the lower interest rate environment.

     The following table illustrates average interest-earning assets, including our auto-related operating lease assets, by platform, for the periods indicated:

	Average Interest-Earning
	Assets for the Three
	Months Ended

	March 31,	March 31,
	2002	2001

	(Dollars in thousands)
Retail Platform	$1,944,292	$2,731,707
Commercial Platform	1,609,958	2,135,044

Total	$3,554,250	$4,866,751

     The decrease in the Retail Platform’s average interest-earning assets, including our auto-related operating lease assets, reflects the impact of the sales of loans, mortgage-backed and other investment securities during the one-year period ending March 31, 2002 as well as the declining balance of our auto-related operating lease assets, as previously disclosed or discussed elsewhere herein. The decrease in the Commercial Platform’s average interest-earning assets reflects franchise loan sales as well as the impact of the writedowns related to the revaluation of our franchise-related assets during 2001.

     The following table illustrates interest-earning assets, including our auto-related operating lease assets, by platform, as of the dates indicated:

	At	At	At
	March 31,	December 31,	March 31,
	2002	2001	2001

	(Dollars in thousands)
Retail Platform	$1,877,488	$1,793,499	$2,657,569
Commercial Platform	1,584,446	1,541,310	2,027,722

Total	$3,461,934	$3,334,809	$4,685,291

     The increase in the Retail Platform’s interest-earning assets, including our auto-related operating lease assets, at March 31, 2002, as compared to December 31, 2001, was primarily due to the redeployment of non interest-earning cash at December 31, 2001 into interest-earning short-term investments during the first quarter of 2002 partially offset by the sale of our mortgage-backed securities and the declining balance of our auto-related operating lease assets, as previously discussed. The increase in the Commercial Platform’s interest-earning assets was primarily due to the strong multi-family mortgage loan originations during the first quarter of 2002.

Balance Sheet Analysis

     Our total assets were $3.8 billion at March 31, 2002, as compared to $4.0 billion at December 31, 2001. The slight decrease in total assets was primarily due to a decline in cash and short-term investments, resulting from our strategy to reduce higher-cost certificates of deposit, partially offset by loan and lease originations and purchases of investment securities.

Securities

     The following table illustrates our securities portfolio as of the dates indicated:

	March 31, 2002		December 31, 2001

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(Dollars in thousands)
Available-for-sale
Federal National Mortgage Association stock	$580	$764	$580	$761
Federal Home Loan Bank callable notes	5,457	5,454	10,000	9,988
Asset-backed securities	39,526	39,551	14,129	14,096
Trust preferred securities	49,785	49,544	48,082	47,907
Other investment securities	11,680	11,732	12,287	12,354
Retained interests in securitizations	13,634	13,634	13,874	13,874

Total investment securities	120,662	120,679	98,952	98,980

Mortgage-backed securities:
Fannie Mae	50,417	51,332	89,083	90,256
Freddie Mac	64,522	64,800	73,850	73,670
Government National Mortgage Association	2,650	2,639	2,837	2,835
Collateralized mortgage obligations	138,986	138,180	112,247	112,130

Total mortgage-backed securities	256,575	256,951	278,017	278,891

Total securities available-for-sale	$377,237	$377,630	$376,969	$377,871

     Our securities activities are primarily conducted by Bay View Bank. Bay View Bank has historically purchased securities to supplement our loan production. The majority of the securities purchased are high-quality mortgage-backed securities, including securities issued by GNMA, Fannie Mae and Freddie Mac and senior tranches of private issue collateralized mortgage obligations, or CMOs. In addition to these securities, we also hold retained interests in loan and lease securitizations and hold investment securities such as U.S. government agency notes, trust preferred and asset-backed securities.

     During 2001, we transferred our remaining held-to-maturity securities totaling $631.7 million to available-for-sale. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” we recorded $1.5 million of unrealized losses related to the transfer. As a result of the transfer and subsequent sales of securities from our held-to-maturity portfolio, we do not intend to hold any securities as held-to-maturity in the foreseeable future.

     We sold $29.0 million of mortgage-backed securities during the first quarter of 2002. A gross gain of $0.4 million was realized on the sale. The sale was offset by purchases of $39.2 million of mortgage-backed securities and $40.5 of asset-backed securities during the quarter.

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

Loans and Leases

     The following table illustrates our loan and lease portfolio as of the dates indicated:

	March 31,	December 31,
	2002	2001

	(Dollars in thousands)
Loans and leases receivable:
Retail Platform:
Single-family mortgage loans	$216,985	$277,288
High loan-to-value home equity loans and lines of credit	13,335	13,835
Other home equity loans and lines of credit	141,554	130,784
Auto loans (1)	472,786	444,607

Total retail loans	844,660	866,514
Commercial Platform:
Multi-family mortgage loans	797,301	697,339
Commercial mortgage loans	262,883	289,093
Franchise loans	108,526	119,464
Asset-based loans, syndicated loans, factored receivables and commercial leases	294,874	310,070
Business loans	75,887	79,883

Total commercial loans and leases	1,539,471	1,495,849
Premiums and discounts and deferred fees and costs, net	15,511	14,215

Gross loans and leases held for investment	2,399,642	2,376,578
Allowance for loan and lease losses	(46,151)	(49,791)

Loans and leases held-for-investment, net	2,353,491	2,326,787
Loans and leases held-for-sale (2)	39,954	40,608

Loans and leases receivable	$2,393,445	$2,367,395

(1)	Amounts exclude auto-related operating lease assets reported separately from loans and leases totaling $306.9 million at March 31, 2002 and $339.3 million at December 31, 2001.

(2)	Includes loans with an unpaid principal balance of $47.9 million at March 31, 2002 and $48.5 million at December 31, 2001.

     The increase in loans and leases receivable at March 31, 2002, as compared to December 31, 2001, was primarily due to strong multi-family mortgage and consumer loan originations during the quarter partially offset by loan payoffs and amortization.

     Our exposure to higher-risk franchise assets was further reduced during the quarter as the unpaid principal balance of our franchise loan portfolio decreased to $163 million at March 31, 2002 from $174 million at December 31, 2001. Net of mark-to-market valuation adjustments, the net book value of our franchise loan portfolio was $148.5 million at March 31, 2002 as compared to $160.1 million at December 31, 2001. Loans held-for-sale totaled $40.0 million as of March 31, 2002, all of which represented franchise loans held-for-sale.

     We currently focus our loan and lease origination efforts on high-quality consumer and commercial loans and leases including multi-family and commercial mortgage loans. The following tables illustrate our loan and lease originations for the periods indicated:

	For the Three Months Ended

	March 31,	March 31,
	2002	2001

	(Dollars in thousands)
Loan and lease originations:
Home equity loans and lines of credit	$23,878	$16,438
Auto loans	82,402	73,123
Multi-family and commercial mortgage loans	113,179	21,190
Asset-based loans, syndicated loans, factored receivables and commercial leases	8,252	14,288
Business loans	6,831	10,807

Total originations	$234,542	$135,846

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

     The following table illustrates our nonperforming assets as of the dates indicated:

	March 31,	December 31,
	2002	2001

	(Dollars in thousands)
Nonaccrual loans and leases	$75,729	$79,722
Real estate owned	6,420	9,462
Other repossessed assets	655	633

Nonperforming assets	$82,804	$89,817

     The decrease in total nonperforming assets at March 31, 2002, as compared to December 31, 2001, was primarily related to a decrease in nonaccruing franchise loans. Nonperforming assets excluding franchise-related assets were $26.7 million at March 31, 2002, as compared to $20.2 million at December 31, 2001, while non-franchise nonaccrual loans and leases were $25.8 million at March 31, 2002 as compared to $17.5 million at December 31, 2001.

     The following table illustrates, by platform, nonperforming assets and nonperforming assets as a percentage of consolidated total assets:

	Nonperforming Assets
	as a Percentage of Consolidated Total Assets

	March 31, 2002		December 31, 2001

	(Dollars in thousands)
Retail Platform:
Single-family mortgage loans	$3,671	0.09%	$2,455	0.06%
Home equity loans and lines of credit	294	0.01	470	0.01
Auto loans	772	0.02	1,034	0.03

Total retail platform	4,737	0.12	3,959	0.10
Commercial Platform:
Multi-family mortgage loans	313	0.01	67	—
Commercial real estate loans	5,833	0.15	7,822	0.19
Franchise loans	56,131	1.47	69,583	1.74
Asset-based loans, syndicated loans, factored receivables and commercial leases	15,373	0.40	8,003	0.20
Business loans	417	0.01	383	0.01

Total commercial platform	78,067	2.04	85,858	2.14

Total	$82,804	2.16%	$89,817	2.24%

     The following table illustrates, by platform, loans and leases delinquent 60 days or more as a percentage of gross loans and leases:

	Loans and Leases Delinquent 60 Days or More
	as a Percentage of Gross Loans and Leases

	March 31, 2002		December 31, 2001

	(Dollars in thousands)
Retail Platform	$6,495	0.27%	$7,802	0.32%
Commercial Platform	70,617	2.89	62,221	2.58

Total	$77,112	3.16%	$70,023	2.90%

     The increase in loans and leases delinquent 60 days or more at March 31, 2002, as compared to December 31, 2001, was primarily due to a mortgage loan participation of $5.0 million that has subsequently been paid current.

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

     The allowance for loan and lease losses at March 31, 2002 was $46.2 million as compared to $49.8 million at December 31, 2001. The decrease in the allowance for losses on loans and leases was primarily related to net charge-offs in excess of loan loss provision expense during the first quarter of 2002.

     The allowance for loan and lease losses at March 31, 2002 represents 1.92% of gross loans and leases held-for-investment. Within this allowance, $14.8 million is specifically allocated to the total franchise portfolio and represents 13.66% of that portfolio. As such, this particular segment of our total loan portfolio, while relatively small, contains the most exposure to potential credit loss. This is a discontinued lending operation and the size of this portfolio declined significantly since December 31, 2000. The balance of the allowance of $31.4 million, including $4.3 million of unallocated reserves, represents 1.37% of the remaining loan portfolio. In addition, within the held-for-investment portfolio of franchise loans is another $6.3 million of mark-to-market valuation adjustments on loans transferred from held-for-sale to held-for-investment which is available to absorb losses on these loans.

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

     The following table illustrates the allowance for loan and lease losses as a percentage of nonperforming assets and gross loans and leases, excluding loans and leases held-for-sale:

	Allowance for Loan and Lease Losses as a
	Percentage of Specified Assets

	March 31, 2002		December 31, 2001

	(Dollars in thousands)

	Assets	Percent	Assets	Percent

Nonperforming assets	$82,804	56%	$89,817	55%
Gross loans and leases held-for-investment	$2,399,642	1.92%	$2,376,578	2.10%

     The following table illustrates the changes in the allowance for losses on loans and leases for the periods indicated:

	Three Months	Year	Three Months
	Ended	Ended	Ended
	March 31,	December 31,	March 31,
	2002	2001	2001

	(Dollars in thousands)
Beginning balance	$49,791	$73,738	$73,738
Transfers of loans to held-for-sale	—	(53,606)	—
Charge-offs:
Mortgage	—	(1,488)	(41)
Home equity loans and lines of credit	(571)	(10,296)	(4,946)
Auto	(1,072)	(3,809)	(637)
Asset-based loans, syndicated loans, factored receivables and commercial leases	(1,583)	(9,397)	(2,260)
Franchise	(6,239)	(24,197)	(2,781)
Business	(13)	(2,509)	(74)

	(9,478)	(51,696)	(10,739)
Recoveries:
Mortgage	—	283	27
Home equity loans and lines of credit	182	4,602	468
Auto	299	1,526	355
Asset-based loans, syndicated loans, factored receivables and commercial leases	426	2,479	273
Franchise	—	196	—
Business	31	379	—

	938	9,465	1,123
Net charge-offs	(8,540)	(42,231)	(9,616)
Provision for losses on loans and leases	4,900	71,890	7,300

Ending balance	$46,151	$49,791	$71,422

Net charge-offs to average loans and leases (annualized)	1.41%	1.51%	1.23%

     During 2001, the allowance for loan and lease losses decreased as we transferred and subsequently sold loans from our held-for-investment portfolio to our held-for-sale portfolio. The transfer of loans from held-for-investment to held-for-sale resulted in a $53.6 million reduction to the allowance for loan and lease losses related to mark-to-market adjustments on these loans, consisting of $48.8 million in net reductions related to the sale of franchise loans and $4.8 million related to home equity loans.

Deposits

     As a primary part of our business, we generate deposits for the purpose of funding loans, leases and securities. The following table illustrates deposits as of the dates indicated:

	March 31, 2002		December 31, 2001

	Amount	Rates	Amount	Rates

	(Dollars in thousands)
Transaction accounts	$1,961,287	1.23%	$1,950,699	1.48%
Retail certificates of deposit	1,105,413	2.71	1,284,228	3.53

Total	$3,066,700	1.76%	$3,234,927	2.29%

Transaction accounts as a percentage of total deposits		64.0%		60.3%

     The decrease in the cost of deposits at March 31, 2002, as compared to December 31, 2001, was primarily a result of the continued change in our deposit mix combined with the repricing of approximately $556.8 million of higher-cost retail certificates of deposit during the first quarter of 2002. The change in our deposit mix consisted of a decrease in time deposits and an increase in transaction accounts.

Borrowings

     In addition to deposits, we have historically utilized collateralized advances from the Federal Home Loan Bank of San Francisco and other borrowings, such as subordinated debt, capital securities, warehouse lines, and securities sold under agreements to repurchase, on a collateralized and noncollateralized basis, for various purposes including the funding of loans, leases and securities as well as to support the execution of our business strategies.

     During 2001, we significantly reduced our borrowings as part of our strategic plan, completely eliminating short-term borrowings including collateralized advances from the Federal Home Loan Bank of San Francisco, warehouse lines and securities sold under agreements to repurchase. At March 31, 2002, our remaining borrowings include subordinated debt, capital securities and other borrowings related to the financing secured by our auto lease contractual cash flows during the fourth quarter of 2001.

     The following table illustrates outstanding borrowings as of the dates indicated:

	March 31, 2002	December 31, 2001

	(Dollars in thousands)
Subordinated Notes, net	$149,648	$149,632
Other borrowings	115,725	137,536
Capital Securities	90,000	90,000

Total	$355,373	$377,168

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

     On September 29, 2000, Bay View Capital Corporation entered into an agreement with the Federal Reserve Bank of San Francisco. In addition to requiring prior approval to pay common stock dividends, the agreement requires us to obtain prior approval to disburse dividends associated with our 9.76% Capital Securities. We have not received approval to disburse the quarterly dividend since the third quarter of 2000. Pursuant to the terms of the Capital Securities, we have deferred distributions on the debentures. During this deferral period, distributions to which holders are entitled will continue to accrue at an annual rate of 9.76% of the liquidation amount of $25 per Capital Security, plus accumulated additional distributions at the same rate, compounded quarterly, on any unpaid distributions (to the extent permitted by law). We fully intend to continue to seek approval to distribute the dividend at the earliest available opportunity as the interest on these unpaid dividends is one of our highest borrowing costs.

     At March 31, 2002, we had liquidity levels with cash and cash equivalents of nearly $344 million, representing approximately 11% of total deposits.

     To assist you in analyzing our liquidity, you should review our Consolidated Statements of Cash Flows at Item 8. “Financial Statements and Supplementary Data.”

Capital Resources

     Management seeks to maintain adequate capital to support anticipated asset growth and credit risks, and to ensure that Bay View Capital Corporation and Bay View Bank are in compliance with all regulatory capital guidelines. Stockholders’ equity totaled $344.8 million at March 31, 2002 as compared to $336.2 million at December 31, 2001. Tangible stockholders’ equity, which excludes intangible assets, was $221.6 million at March 31, 2002 as compared to $212.6 million at December 31, 2001. Both increases were largely due to earnings for the first quarter of 2002.

     The following table illustrates the reconciliation of our stockholders’ equity to tangible stockholders’ equity as of the dates indicated:

	At	At
	March 31,	December 31,
	2002	2001

	(Dollars in thousands,
	except per share amounts)
Stockholders’ equity	$344,847	$336,187
Intangible assets	(123,242)	(123,573)

Tangible stockholders’ equity	$221,605	$212,614

Book value per share	$5.50	$5.37

Tangible book value per share	$3.54	$3.40

     The following table illustrates the changes in our tangible stockholders’ equity for the periods indicated:

	Three Months	Year
	Ended	Ended
	March 31,	December 31,
	2002	2001

	(Dollars in thousands)
Beginning tangible stockholders’ equity	$212,614	$162,913
Net income (loss)	6,914	(101,170)
Net proceeds from issuance of common stock	—	108,000
Net proceeds from issuance of preferred stock	—	26,400
Expense realized on stock options with below market exercise price	671	5,219
Amortization of intangible assets	331	11,280
Exercise of stock options, conversion of stock warrants and distribution of directors’ retirement plan shares	301	166
Other	774	(194)

Ending tangible stockholders’ equity	$221,605	$212,614

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

     Bay View Bank’s regulatory capital levels at March 31, 2002 exceeded both the minimum requirements as well as the requirements necessary to be considered well-capitalized as illustrated in the following table:

			Minimum		Well-Capitalized
	Actual		Requirement		Requirement

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Tier 1 Leverage	$229,664	6.37%	$144,241	4.00%	$180,302	5.00%
Tier 1 Risk-based	$229,664	7.74%	$118,766	4.00%	$178,148	6.00%
Total Risk-based	$316,960	10.68%	$237,531	8.00%	$296,914	10.00%

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

     At March 31, 2002, Bay View Capital Corporation exceeded the minimum regulatory capital requirements as illustrated in the following table:

			Minimum
	Actual		Requirement

	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Tier 1 leverage	$153,471	4.22%	$145,625	4.00%
Tier 1 risk-based	$153,471	4.77%	$128,787	4.00%
Total risk-based	$270,609	8.40%	$257,573	8.00%

Share Repurchase Program

     Our outstanding shares of common stock were 62,643,059 at March 31, 2002 and 62,579,129 at December 31, 2001. In August 1998, our Board of Directors authorized the repurchase of up to $50 million in shares of our common stock. We did not repurchase any shares of our common stock during 2000, 2001 and the first quarter of 2002. In November 1999, all of our treasury shares were reissued in conjunction with the acquisition of FMAC. At March 31, 2002, we had approximately $17.6 million in remaining authorization available for future share repurchases. Pursuant to our agreement with the Federal Reserve Bank of San Francisco, we must obtain prior written approval before repurchasing shares.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Asset and Liability Management

     The objective of our asset and liability management activities is to improve our earnings by adjusting the type and mix of assets and liabilities to effectively address changing conditions and risks. Through overall management of our balance sheet and by controlling various risks, we seek to optimize our financial returns within safe and sound parameters. Our operating strategies for attaining this objective include managing net interest margin through appropriate risk/return pricing of assets and liabilities and emphasizing growth in retail deposits, as a percentage of interest-bearing liabilities, to reduce our cost of funds. Our strategy includes originating and purchasing quality assets with higher risk-adjusted yields and selling assets with lower risk-adjusted yields or repricing characteristics that do not meet our objectives for interest rate risk. We also seek to improve earnings by controlling noninterest expense, enhancing noninterest income and utilizing improved information systems to facilitate our analysis of the profitability of our business platforms. We also use risk management instruments to modify interest rate characteristics of certain assets or liabilities to hedge against our exposure to interest rate fluctuations, reducing the effects these fluctuations might have on associated cash flows or values. These risk management instruments, also referred to as derivative instruments, have historically included interest rate exchange agreements, or “swaps”, Treasury futures contracts, forward sales contracts and interest rate option contracts, commonly referred to as “caps”. Derivative financial instruments involve, to varying degrees, elements of credit risk. Credit risk is defined as the possibility of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract. Finally, we perform internal analyses to measure, evaluate and monitor risk.

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

Caps

     Interest rate caps are option contracts that limit the cap holder’s risk associated with an increase in interest rates. If rates go above a specified interest rate (strike price or cap rate), the cap holder is entitled to receive cash payments equal to the excess of the market rate over the strike price multiplied by the notional amount. As of March 31, 2002 and December 31, 2001, we had interest rate caps with notional amounts totaling $180.0 million and cap rates at 7.00% and a cap index based on either the one- or three-month LIBOR rate. These caps are reported at their fair value with realized and unrealized gains and losses charged to earnings when incurred. The fair value of our interest rate caps was $4,000 and $5,000 at March 31, 2002 and December 31, 2001, respectively.

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

     The following table illustrates our combined asset and liability repricing as of March 31, 2002:

	Repricing Period

	Under	Between	Between	Over
	One	One and	Three and	Five
	Year	Three Years	Five Years	Years	Total

	(Dollars in thousands)
Assets:
Cash and investments	$403,397	$17,476	$14,771	$34,356	$470,000
Mortgage-backed securities and loans and leases (1)	2,068,041	594,201	168,166	173,038	3,003,446

Total interest rate sensitive assets	$2,471,438	$611,677	$182,937	$207,394	$3,473,446

Liabilities:
Deposits:
Transaction accounts (2)	$1,243,632	$703,509	$5,658	$8,488	$1,961,287
Retail certificates of deposit	1,029,213	71,883	3,784	533	1,105,413
Borrowings (3)	28,439	62,081	25,205	239,648	355,373

Total interest rate sensitive liabilities	$2,301,284	$837,473	$34,647	$248,669	$3,422,073

Repricing gap-positive (negative)	$170,154	$(225,796)	$148,290	$(41,275)	$51,373

Cumulative repricing gap-positive (negative)	$170,154	$(55,642)	$92,648	$51,373

(1)	Based on assumed annual prepayment and amortization rates, which approximate our historical experience.

(2)	We estimate transaction accounts repricing based on historical trends and the nature and types of our transaction accounts.

(3)	Includes Capital Securities.

     The simulation model discussed above also provides our Risk Management Committee with the ability to simulate our net interest income. In order to measure, at March 31, 2002, the sensitivity of our forecasted net interest income to changing interest rates, both a rising and falling interest rate scenario were projected and compared to a base market interest rate forecast derived from the current treasury yield curve. For the rising and falling interest rate scenarios, the base market interest rate forecast was increased, on an instantaneous and sustained basis, by 100 to 300 basis points and decreased by 100 and 200 basis points. At March 31, 2002, our net interest income related to these hypothetical changes in market interest rates was within our policy guidelines as illustrated in the following table:

	Net Interest Income

Projected effect:	-200 bp	-100 bp	+100 bp	+200 bp	+300 bp

Net interest income	$149,761	$148,818	$147,602	$146,572	$146,302
% Increase (decrease) from base net interest income	1.12%	0.48%	(0.34)%	(1.04)%	(1.22)%
Policy guideline	(8.00)%	(5.00)%	(5.00)%	(8.00)%	(15.00)%

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On November 9, 2000, Morgan Guaranty Trust (“Morgan Guaranty”) filed a claim (the “Complaint”) in the U.S. District Court, Southern District of New York, against Bay View Franchise Mortgage Acceptance Company (“BVFMAC”) alleging breach of certain representations and warranties in connection with the sale of loans to Morgan Guaranty Trust by the former Franchise Mortgage Acceptance Company. On April 23, 2002, the Court signed an order granting summary judgment in favor of Morgan Guaranty as to BVFMAC’s liability for breach of a certain warranty contained in the purchase agreement, and denied Morgan Guaranty’s motion for summary judgment as to BVFMAC’s liability for breach of certain other representations. The Court further granted summary judgment in favor of BVFMAC with respect to allegations that it breached a certain warranty, and denied BVFMAC’s motion for summary judgment with respect to certain other allegations contained in the Complaint. As a result of the partial grant of summary judgment in favor of Morgan Guaranty, the Court has ordered BVFMAC to repurchase from Morgan Guaranty loans with a remaining principal balance of approximately $57 million, at a price calculated according to the parties’ agreement, and to pay Morgan Guaranty interest on the repurchase price from October 6, 2000 plus the costs to Morgan Guaranty of holding the loans subsequent to that date. The Court has not yet entered a final judgment, and the repurchase price has not yet been determined. Once final judgment is entered, BVFMAC intends to appeal the Court’s decision. The Company previously signed an agreement to indemnify BVFMAC with respect to this litigation under the terms of its sale of BVFMAC in 2001. There are substantial legal and regulatory issues regarding whether and how the indemnity agreement could be enforced under circumstances where the Court has ordered BVFMAC to repurchase the loans. Because the borrowers of the loans are currently in bankruptcy, the Company believes that full value for the loans that BVFMAC may be required to repurchase may not be realized and, in the event that BVFMAC does not prevail on appeal or is otherwise unable to resolve this matter, and the Company is required to indemnify BVFMAC, the net cost to the Company arising from BVFMAC’s obligation to repurchase the loans could be material but remains inestimable at this time.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

a(i)	Computation of Ratios of Earnings to Fixed Charges (Exhibit 12)

b(i)	The Registrant filed the following report on Form 8-K dated February 12, 2002 during the three months ended March 31, 2002:

The Board of Directors established April 25, 2002 as the date of the Annual Meeting of Stockholders.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAY VIEW CAPITAL CORPORATION Registrant

DATE: May 15, 2002	BY:	/s/ John W. Rose

John W. Rose Executive Vice President and Chief Financial Officer (Principal Financial Officer)

BY:	/s/ Jeffrey O. Butcher

Jeffrey O. Butcher Senior Vice President and Controller (Principal Accounting Officer)