Form 10-Q
period 2002-06-30
BAY VIEW CAPITAL CORP
filed 2002-08-07
CIK 840387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, Par Value $.01 (Title of Class)	Outstanding at July 31, 2002 62,697,831 shares

FORM 10-Q
INDEX

BAY VIEW CAPITAL CORPORATION

Page(s)

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

	Consolidated Statements of Financial Condition	4

	Consolidated Statements of Operations and Comprehensive Income (Loss)	5-6

	Consolidated Statements of Stockholders’ Equity	7

	Consolidated Statements of Cash Flows	8-9

	Notes to Consolidated Financial Statements	10-24

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-54

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	55-58

PART II.	OTHER INFORMATION

	Other Information	59-60

	Signatures	61

	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	61

Forward-Looking Statements

     This Form 10-Q contains forward-looking statements which describe our future plans, strategies and expectations. All forward-looking statements are based on assumptions and involve risks and uncertainties, many of which are beyond our control and may cause our actual results, performance or achievements to differ materially from those that we anticipate. Factors that might affect forward-looking statements include, among other things:

•	our ability to remain in compliance with written regulatory agreements with government agencies;

•	the demand for our products;

•	actions taken by our competitors;

•	tax rate changes, new tax laws and revised tax law interpretations;

•	adverse changes occurring in the securities markets;

•	inflation and changes in prevailing interest rates that reduce our margins or the fair value of the financial instruments we hold;

•	economic or business conditions, either nationally or in our market areas, that are worse than we expect;

•	legislative or regulatory changes that adversely affect our business;

•	the timing, impact and other uncertainties of our asset sales or securitizations;

•	technological changes that are more difficult or expensive than we expect;

•	increases in delinquencies and defaults by our borrowers and other loan delinquencies;

•	increases in our provision for losses on loans and leases;

•	our inability to sustain or improve the performance of our subsidiaries;

•	our inability to achieve the financial goals in our strategic plans, including any financial goals related to both contemplated and consummated asset and deposit sales or acquisitions;

•	the outcome of lawsuits or regulatory disputes;

•	credit and other risks of lending, leasing and investment activities; and

•	our inability to use the net operating loss carryforwards and other net deferred tax assets that we currently have.

     Certain risk factors exist in connection with the transactions with Washington Mutual and U.S. Bank and our plan of dissolution and stockholder liquidity as further discussed in Note 13 to the Financial Statements and the Strategic Overview section of Management's Discussion and Analysis of Financial Condition and Results of Operations. The risk factors include:

•	the possibility of not making any distributions to our stockholders, if our plan of dissolution and stockholder liquidity is not authorized at the special stockholder meeting, unless and until we enter into an agreement regarding another transaction that would provide a source of funds for stockholder liquidity;

•	the possibility of not proceeding with our plan of dissolution and stockholder liquidity if the sale of our retail banking assets to U.S. Bank does not close;

•	the possibility of not being able to close the sale of our retail banking assets to U.S. Bank if we cannot consummate other asset transactions resulting in proceeds of not less than approximately $1.3 billion;

•	the uncertainty of the amount we ultimately distribute to our stockholders; and

•	possible stockholder liability if we make stockholder distributions but do not establish adequate reserves for all of our expenses and liabilities as part of our liquidation.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bay View Capital Corporation and Subsidiaries Consolidated Statements of Financial Condition (Unaudited)

	June 30,	December 31,
	2002	2001

	(Dollars in thousands)
ASSETS
Cash and cash equivalents:
Cash and due from depository institutions	$54,632	$357,008
Short-term investments	408,567	164,380

	463,199	521,388
Securities available-for-sale:
Investment securities	112,325	98,980
Mortgage-backed securities	171,342	278,891
Loans and leases held-for-sale	30,478	40,608
Loans and leases held-for-investment, net of allowance for loan and lease losses of $38.9 million at June 30, 2002 and $49.8 million at December 31, 2001	2,286,867	2,326,787
Investment in operating lease assets, net	266,736	339,349
Investment in stock of the Federal Home Loan Bank of San Francisco	15,612	24,157
Investment in stock of the Federal Reserve Bank	13,304	11,866
Real estate owned, net	4,611	9,462
Premises and equipment, net	11,417	13,145
Intangible assets	116,426	123,573
Income taxes, net	180,723	174,360
Other assets	79,255	51,539

Total assets	$3,752,295	$4,014,105

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Transaction accounts	$1,837,291	$1,950,699
Retail certificates of deposit	1,195,510	1,284,228

	3,032,801	3,234,927
Subordinated Notes, net	149,664	149,632
Other borrowings	95,993	137,536
Other liabilities	41,766	65,823

Total liabilities	3,320,224	3,587,918

Guaranteed Preferred Beneficial Interest in our Junior Subordinated Debentures (“Capital Securities”)	90,000	90,000
Stockholders’ equity:
Series preferred stock; authorized, 7,000,000 shares; outstanding, none	—	—
Common stock ($.01 par value); authorized, 80,000,000 shares; issued, 2002 — 62,746,682 shares; 2001 - 62,627,980 shares; outstanding, 2002 — 62,697,831 shares; 2001 — 62,579,129 shares	627	626
Additional paid-in capital	597,228	595,258
Accumulated deficit	(255,210)	(258,047)
Treasury stock, at cost; 48,851 shares	(808)	(808)
Accumulated other comprehensive income (loss):
Unrealized gain on securities available-for-sale, net of tax	528	523
Minimum pension liability adjustment, net of tax	(294)	(294)
Debt of Employee Stock Ownership Plan	—	(1,071)

Total stockholders’ equity	342,071	336,187

Total liabilities and stockholders’ equity	$3,752,295	$4,014,105

The accompanying notes are an integral part of these consolidated financial statements.

Bay View Capital Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended

	June 30,	June 30,
	2002	2001

	(Amounts in thousands,
	except per share amounts)
Interest income:
Interest on loans and leases	$45,563	$65,192
Interest on mortgage-backed securities	3,014	11,406
Interest and dividends on investment securities	3,906	7,497

	52,483	84,095
Interest expense:
Interest on deposits	13,529	39,453
Interest on borrowings	1,792	11,183
Interest on Subordinated Notes	3,715	3,715

	19,036	54,351
Net interest income	33,447	29,744
Provision for losses on loans and leases	3,600	52,433

Net interest income (loss) after provision for losses on loans and leases	29,847	(22,689)
Noninterest income:
Leasing income	18,953	23,624
Loan fees and charges	1,193	1,683
Loan servicing income	208	1,550
Account fees	1,983	1,892
Sales commissions	1,944	1,501
Gain (loss) on sale of assets and liabilities, net	203	(22,722)
Other, net	916	523

	25,400	8,051
Noninterest expense:
General and administrative	30,536	44,706
Litigation settlement expense	13,100	—
Restructuring expenses	—	10,026
Revaluation of franchise-related assets	—	53,083
Leasing expenses	16,066	27,286
Dividend expense on Capital Securities	2,626	2,287
Real estate owned operations, net	328	9
Amortization of intangible assets	331	2,804

	62,987	140,201
Loss before income tax benefit	(7,740)	(154,839)
Income tax benefit	(3,658)	(59,489)

Net loss	$(4,082)	$(95,350)

Basic loss per share	$(0.07)	$(2.11)

Diluted loss per share	$(0.07)	$(2.11)

Weighted-average basic shares outstanding	62,715	45,170

Weighted-average diluted shares outstanding	62,715	45,170

Net loss	$(4,082)	$(95,350)
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on securities available-for-sale, net of tax expense (benefit) of $219 and ($602) for the three months ended June 30, 2002 and June 30, 2001, respectively	302	(854)

Other comprehensive income (loss)	302	(854)

Comprehensive loss	$(3,780)	$(96,204)

The accompanying notes are an integral part of these consolidated financial statements.

Bay View Capital Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	For the Six Months Ended

	June 30,	June 30,
	2002	2001

	(Amounts in thousands,
	except per share amounts)
Interest income:
Interest on loans and leases	$92,034	$137,542
Interest on mortgage-backed securities	6,565	23,621
Interest and dividends on investment securities	7,577	17,391

	106,176	178,554
Interest expense:
Interest on deposits	28,531	83,374
Interest on borrowings	3,624	25,522
Interest on Subordinated Notes	7,430	7,430

	39,585	116,326
Net interest income	66,591	62,228
Provision for losses on loans and leases	8,500	59,733

Net interest income after provision for losses on loans and leases	58,091	2,495
Noninterest income:
Leasing income	39,302	48,007
Loan fees and charges	2,486	3,089
Loan servicing income	413	3,365
Account fees	3,919	3,922
Sales commissions	3,784	2,798
Gain (loss) on sale of assets and liabilities, net	535	(12,096)
Other, net	1,143	1,073

	51,582	50,158
Noninterest expense:
General and administrative	61,328	80,123
Litigation settlement expense	13,100	—
Restructuring expenses	—	10,026
Revaluation of franchise-related assets	—	70,028
Leasing expenses	31,073	45,043
Dividend expense on Capital Securities	5,199	4,575
Real estate owned operations, net	868	(9)
Provision for losses on real estate owned	204	—
Amortization of intangible assets	662	5,672

	112,434	215,458
Loss before income tax benefit	(2,761)	(162,805)
Income tax benefit	(5,593)	(59,489)

Net income (loss)	$2,832	$(103,316)

Basic earnings (loss) per share	$0.05	$(2.65)

Diluted earnings (loss) per share	$0.04	$(2.65)

Weighted-average basic shares outstanding	62,697	38,938

Weighted-average diluted shares outstanding	63,216	38,938

Net income (loss)	$2,832	$(103,316)
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on securities available-for-sale, net of tax expense (benefit) of $4 and ($628) for the six months ended June 30, 2002 and June 30, 2001, respectively	5	(891)

Other comprehensive income (loss)	5	(891)

Comprehensive income (loss)	$2,837	$(104,207)

The accompanying notes are an integral part of these consolidated financial statements.

Bay View Capital Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Unaudited)

							Unrealized	Minimum	Debt of
							Gain on	Pension	Employee
	Number			Additional			Securities	Liability	Stock	Total
	of Shares	Common	Preferred	Paid-in	Accumulated	Treasury	Available-for-Sale,	Adjustment,	Ownership	Stockholders'
	Issued	Stock	Stock	Capital	Deficit	Stock	Net of Tax	Net of Tax	Plan	Equity

	(Amounts in thousands)
Balance at December 31, 2000	32,640	$326	$—	$456,045	$(156,877)	$(1,081)	$10	$—	$(574)	$297,849
Exercise of stock options, including tax benefits	20	—	—	94	—	—	—	—	—	94
Distribution of director’s retirement plan shares	10	—	—	73	—	—	—	—	—	73
Distribution of restricted shares	—	—	—	(273)	—	273	—	—	—	—
Proceeds from issuance of common stock, net of expenses of $2.0 million	23,967	240	—	107,760	—	—	—	—	—	108,000
Proceeds from issuance of 5,991,369 shares of preferred stock, net of expenses of $1.1 million	—	—	60	26,340	—	—	—	—	—	26,400
Conversion of preferred stock to common stock	5,991	60	(60)	—	—	—	—	—	—	—
Expense recognized on stock options with below market strike price	—	—	—	5,219	—	—	—	—	—	5,219
Unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	—	513	—	—	513
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	—	(294)	—	(294)
Change in debt of ESOP	—	—	—	—	—	—	—	—	(497)	(497)
Net loss	—	—	—	—	(101,170)	—	—	—	—	(101,170)

Balance at December 31, 2001	62,628	626	—	595,258	(258,047)	(808)	523	(294)	(1,071)	336,187
Exercise of stock options, including tax benefits	85	1	—	417	—	—	—	—	—	418
Distribution of director’s retirement plan shares	24	—	—	45	—	—	—	—	—	45
Exercise of stock warrants	10	—	—	165	—	—	—	—	—	165
Expense recognized on stock options with below market strike price	—	—	—	1,343	—	—	—	—	—	1,343
Unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	—	5	—	—	5
Change in debt of ESOP	—	—	—	—	—	—	—	—	1,071	1,071
Net income	—	—	—	—	2,832	—	—	—	—	2,832
Other	—	—	—	—	5	—	—	—	—	5

Balance at June 30, 2002	62,747	$627	$—	$597,228	$(255,210)	$(808)	$528	$(294)	$—	$342,071

The accompanying notes are an integral part of these consolidated financial statements.

Bay View Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended

	June 30,	June 30,
	2002	2001

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,832	$(103,316)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of intangible assets	662	5,672
Provision for losses on loans and leases and real estate owned	8,704	59,733
Depreciation and amortization of premises and equipment	1,844	2,596
Depreciation and amortization of investment in operating lease assets	24,581	29,607
Amortization of premiums, net of discount accretion	5,674	4,127
Revaluation of franchise-related assets	—	70,028
(Gain) loss on sale of assets and liabilities, net	(535)	12,096
Increase in other assets	(34,093)	(67,482)
Decrease in other liabilities	(24,057)	(23,559)
Other, net	3,490	4,036

Net cash used in operating activities	(10,898)	(6,462)

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in loans and leases resulting from originations, net of repayments	52,733	129,076
Purchases of loans and leases, net	—	(12,933)
Purchases of mortgage-backed securities	(59,984)	(83,215)
Purchases of investment securities	(54,930)	(45,742)
Principal payments on mortgage-backed securities	88,040	120,559
Principal payments on investment securities	28,118	—
Proceeds from securitizations and/or sales of loans and leases held-for-sale	37,859	275,933
Proceeds from sale of mortgage-backed securities available-for-sale	92,633	294,067
Proceeds from sale of investment securities available-for-sale	—	6,456
Proceeds from sale of real estate owned	4,302	1,037
Additions to premises and equipment	(116)	(177)
Decrease (increase) in investment in stock of the Federal Home Loan Bank of San Francisco	8,545	(1,618)
(Increase) decrease in investment in stock of the Federal Reserve Bank	(1,438)	7,724
Other, net	(12)	—

Net cash provided by investing activities	195,750	691,167

Bay View Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	For the Six Months Ended

	June 30,	June 30,
	2002	2001

	(Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	$(202,126)	$(296,662)
Proceeds from advances from the Federal Home Loan Bank of San Francisco	2,490,000	205,000
Repayment of advances from the Federal Home Loan Bank of San Francisco	(2,490,000)	(783,600)
Repayment of reverse repurchase agreements	—	(103,241)
Net decrease in warehouse lines outstanding	—	(44,743)
Net decrease in other borrowings	(41,543)	(593)
Proceeds from issuance of common stock	628	108,073
Proceeds from issuance of preferred stock		26,400

Net cash used in financing activities	(243,041)	(889,366)

Net decrease in cash and cash equivalents	(58,189)	(204,661)
Cash and cash equivalents at beginning of period	521,388	694,934

Cash and cash equivalents at end of period	$463,199	$490,273

Cash paid during the year for:
Interest	$39,979	$130,056
Income taxes	$854	$83
Supplemental non-cash investing and financing activities:
Loans transferred to real estate owned	$—	$11,714
Loans transferred from held-for-investment to held-for-sale	$24,255	$227,120
Securities transferred from held-to-maturity to available-for-sale	$—	$631,663
Conversion of preferred stock to common stock	$—	$26,400

The accompanying notes are an integral part of these consolidated financial statements.

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2002
(Unaudited)

Note 1. Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of Bay View Capital Corporation (the “Company”), a bank holding company incorporated under the laws of the state of Delaware, and our wholly owned subsidiaries: Bay View Bank, N.A. (the “Bank”), a national bank; Bay View Securitization Corporation, a Delaware corporation; Bay View Capital I, a Delaware business trust; FMAC Insurance Services, a Delaware corporation; FMAC 2000-A Holding Company, a California corporation; and FMAC Franchise Receivables Corporation, a California corporation. Bay View Bank includes its wholly owned subsidiaries: Bay View Acceptance Corporation, a Nevada corporation; Bay View Commercial Finance Group, a California corporation; XBVBKRS, Inc., formerly Bankers Mutual, a California corporation; MoneyCare, Inc., a California corporation; and Bay View Auxiliary Corporation, a California corporation. All significant intercompany accounts and transactions have been eliminated.

     On November 1, 1999, we acquired Franchise Mortgage Acceptance Company, sometimes referred to as FMAC, which included the operations of Bankers Mutual and FMAC Insurance Services. On June 30, 2000, substantially all of the assets and certain liabilities of Bankers Mutual were sold to Berkshire Mortgage Finance Limited Partnership. On September 11, 2000, we announced the restructuring of FMAC’s franchise lending operations. The shutdown of this division was effective as of September 30, 2000 and involved the termination of all related production and marketing personnel. Effective February 28, 2001, substantially all of the assets and liabilities of FMAC Insurance Services were sold. On June 22, 2001, we completed the stock sale by Bay View Bank of the legal entity Bay View Franchise Mortgage Acceptance Company (“BVFMAC”) and its related servicing platform. On December 31, 2001, in connection with the financing secured by our auto lease cash flows, LFS-BV, formerly a subsidiary of Bay View Acceptance Corporation, was merged into Bay View Bank.

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

     The information provided in these interim financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of our financial condition as of June 30, 2002 and December 31, 2001, the results of our operations for the three- and six-month periods ended June 30, 2002 and 2001, and our cash flows for the six-month periods ended June 30, 2002 and 2001. These adjustments are of a normal, recurring nature unless otherwise disclosed in this Form 10-Q. As necessary, reclassifications have been made to prior period amounts to conform to the current period presentation. These reclassifications had no effect on our financial condition, results of operations or stockholders’ equity. These interim financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all of the necessary information and footnotes for a presentation in conformity with generally accepted accounting principles.

     The information included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” was written assuming that you have read or have access to our 2001 Annual Report on Form 10-K, which contains the latest audited consolidated financial statements and notes, along with Management’s Discussion and Analysis of Financial Condition as of December 31, 2001 and 2000 and Results of Operations for the years ended December 31, 2001, 2000 and 1999. Accordingly, only certain changes in financial condition and results of

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2002
(Unaudited)

operations are discussed in this Form 10-Q. Furthermore, the interim financial results for the three- and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Note 2. Earnings Per Share

     Basic earnings per share are calculated by dividing net earnings or loss for the period by the weighted-average common shares outstanding for that period. There is no adjustment to the number of outstanding shares for potential dilutive instruments, such as stock options or warrants. Diluted earnings or loss per share takes into account the potential dilutive impact of such instruments and uses the average share price for the period in determining the number of incremental shares to add to the weighted-average number of shares outstanding. For the three-month periods ended June 30, 2002 and 2001 and the six-month period ended June 30, 2001, average dilutive potential common shares of 585,273, 112,419 and 94,591 shares, respectively, related to shares issuable upon the exercise of options were not included in the computation because they were anti-dilutive.

     The following table illustrates the calculation of basic and diluted earnings (loss) per share for the periods indicated:

	For the Three Months Ended,		For the Six Months Ended,

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

	(Amounts in thousands, except per share amounts)
Net earnings (loss) available to common stockholders	$(4,082)	$(95,350)	$2,832	$(103,316)
Weighted-average basic shares outstanding	62,715	45,170	62,697	38,938
Add: Dilutive potential common shares	—	—	519	—

Weighted-average diluted shares outstanding	62,715	45,170	63,216	38,938

Basic earnings (loss) per share	$(0.07)	$(2.11)	$0.05	$(2.65)

Diluted earnings (loss) per share	$(0.07)	$(2.11)	$0.04	$(2.65)

Note 3. Stock Options

     As of June 30, 2002, we had five employee stock option plans and three non-employee director stock option plans. The employee stock option plans were as follows: the “Amended and Restated 1986 Stock Option and Incentive Plan,” the “Amended and Restated 1995 Stock Option and Incentive Plan,” the “1998-2000 Performance Stock Plan,” the “1999 FMAC Stock Option, Deferred Stock and Restricted Stock Plan,” and the “2001 Stock Option and Incentive Plan” which authorize the issuance of up to 1,759,430, 2,500,000, 400,000, 270,576, and 3,200,000 shares of common stock, respectively. The non-employee director stock option plans were as follows: the “Amended and Restated 1989 Non-Employee Director Stock Option and Incentive Plan,” the “1998 Non-Employee Director Stock Option and Incentive Plan,” and the “2001 Non-Employee Director Stock Option Plan” which authorize the issuance of up to 550,000, 200,000, and 500,000 shares of common stock, respectively.

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2002
(Unaudited)

     The following table illustrates the stock options available for grant as of June 30, 2002:

		Non-Employee
	Employee Stock	Director Stock
	Option and	Option and
	Incentive Plans	Incentive Plans	Total

Shares reserved for issuance	8,130,006	1,250,000	9,380,006
Granted	(9,239,892)	(1,137,000)	(10,376,892)
Forfeited	2,479,329	152,000	2,631,329
Expired	(408,688)	(102,000)	(510,688)

Total available for grant	960,755	163,000	1,123,755

     At June 30, 2002, we had outstanding options under the plans with expiration dates ranging from the year 2003 through 2014, as illustrated in the following table:

	Number of	Exercise Price	Weighted-Average
	Option Shares	Range	Exercise Price

Outstanding at December 31, 2001	6,277,797	$4.59-34.41	$9.21
Granted	38,000	6.64-6.84	6.82
Exercised	(85,252)	4.59-5.41	4.73
Forfeited	(538,011)	4.59-31.56	15.43

Outstanding at June 30, 2002	5,692,534	$4.59-34.41	$8.67

Exercisable at June 30, 2002	4,109,517	$4.59-34.41	$9.84

     During the first six months of 2002, we recognized a total of $1.3 million in expenses related to the issuance of stock options with below market strike prices. We will amortize an additional $2.7 million of compensation expense over the next thirteen months.

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
June 30, 2002
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

     At June 30, 2002, Bay View Capital Corporation’s regulatory capital ratios exceeded the requirements necessary to be considered adequately capitalized. At December 31, 2001, Bay View Capital Corporation exceeded the requirements to be considered adequately capitalized for Tier 1 risk-based capital while its Total risk-based capital ratio of 7.62% and Tier 1 leverage ratio of 3.73% fell below the required amounts. Bay View Bank’s regulatory capital ratios exceeded the requirements necessary to be considered well-capitalized at June 30, 2002 and December 31, 2001.

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
June 30, 2002
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

     During 2000, 2001 and through June 30, 2002, $5.5 million in severance payments have been made to 119 employees impacted by the restructurings. Additionally, $2.5 million in facilities payments have been made as of June 30, 2002. Accrued restructuring liabilities at June 30, 2002 were $3.2 million, consisting of $1.8 million related to accrued severance and $1.4 million related to accrued facilities charges.

Note 7. Investment in Operating Lease Assets

     Leasing expense represents expenses related to our auto leasing activities. Because the leases are accounted for as operating leases, the corresponding assets are capitalized and depreciated to their estimated residual values over their lease terms. This depreciation expense is included in leasing expenses, along with the amortization of capitalized initial direct lease costs and impairment charges. Leasing expenses for the second quarter of 2002 were $16.1 million as compared to $27.3 million for the second quarter of 2001. Leasing expenses were $31.1 million for the first six months of 2002 as compared to $45.0 million for the first six months of 2001. The decreases in leasing expenses, as compared to respective prior periods, were primarily due to lower provision for impairment combined with lower depreciation expense associated with the declining balance of our auto-related operating lease portfolio. These were partially offset by a $1.5 million accrual related to certain residual and credit incentives pursuant to our purchase contract with Lendco Financial Services. We ceased purchasing auto leases in June 2000. Leasing expenses for the three- and six-month periods ended June 30, 2001 included $10.0 million of additional provision for impairment primarily as a result of revising the estimated residual values associated with the auto lease portfolio.

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
June 30, 2002
(Unaudited)

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

     For those leases considered impaired, the Company then estimated the fair value of the lease. The fair value was determined by calculating the present value of the future estimated cash flows again assuming the probabilities of each of the three disposition scenarios. The present value was calculated using current market rates which are similar to the original contract lease rate. For those impaired leases where the estimated fair value was less than the net book value, an impairment charge was recorded for the difference. Since the inception of the lease portfolio in June 1998, the Company has recorded additional monthly depreciation charges, also included in leasing expense, to provide for losses that may be incurred at the end of the lease terms. At June 30, 2002 and December 31, 2001, the Company had net impairment and additional monthly charges against its automobile operating leases outstanding on those dates of $31.2 million and $32.7 million, respectively.

Note 8. Income Taxes

     The Company recorded tax benefits of $3.7 million and $5.6 million for the second quarter and the first six months of 2002, respectively. The tax benefit for the first six months of 2002 included a tax benefit of $1.6 million on a pre-tax loss of $2.8 million and a tax benefit of $4.0 million related to the loss incurred on the 2001 stock sale by Bay View Bank of the legal entity Bay View Franchise Mortgage Acceptance Company. The Company recorded no tax benefit for this loss in its 2001 financial statements. The $4.0 million tax benefit was a result of a change in federal tax regulation that occurred in the first quarter of 2002 allowing the Company to deduct a portion of the loss associated with the sale of BVFMAC. The effective tax rate used in computing the $1.6 million tax benefit for the first six months of 2002 was 57.7%. This effective tax rate differs from the statutory rate primarily due to the realization of nondeductible goodwill upon the anticipated execution of the Company’s tax planning strategy in the second half of the year. For the second quarter and the first six months of 2001, the Company recorded a $59.5 million tax benefit at a 36.5% effective tax rate. For the first quarter of 2001, the Company recorded no tax benefit on the pre-tax loss of $8.0 million because, at that time, management could not determine that it was more likely than not that the Company would realize benefits in the amount of these additional deferred tax assets.

     The Company believes it will be able to fully utilize its $178.7 million of net deferred tax assets at June 30, 2002. In order to fully utilize its net operating loss carryforwards prior to their expiration dates, however, the Company will be required to execute certain tax planning strategies identified in 2001, primarily the sale of a portion of the Bank’s retail branches, as discussed elsewhere herein, during the second half of 2002.

     During 2000, the Company recorded a $26.0 million valuation allowance against its gross deferred tax assets primarily relating to approximately $48.6 million in federal net operating loss carryforwards that were expiring in 2001 as the Company did not expect to be able to fully utilize these amounts prior to their expiration date. In May 2001, the Company raised $137.5 million of additional capital which enabled the Company to implement a new strategic plan, including the disposition of non-core and higher-risk assets. As a result of these actions, the

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2002
(Unaudited)

Company’s ability to generate future taxable income is more predictable. During 2001, the Company also executed certain transactions that resulted in significant amounts of taxable income. These transactions included the sale of the BVFMAC legal entity which generated significant taxable income related to previously deferred gains in the franchise securitization trusts. The Company also executed a financing secured by the contractual cash flows of our auto operating lease portfolio that was treated as a sale for income tax purposes and generated $136.5 million in taxable income. Primarily as a result of these transactions, the Company generated sufficient taxable income during the year to be able to utilize the majority of its net operating loss carryforwards expiring in 2001. As a result, the Company eliminated the $26.0 million valuation allowance against its gross deferred tax assets during 2001. In addition, the Company identified tax planning strategies which included the sale of certain assets obtained in connection with a previous purchase business combination with significant built-in gains for tax purposes which would be triggered in the event of a sale. Such a transaction would not only generate significant levels of taxable income, but would also increase the limitation on the utilization of the net operating loss carryforward acquired in connection with a previous purchase business combination.

Note 9. Investment Securities

     During 2001, we transferred $631.7 million in held-to-maturity securities to our available-for-sale portfolio. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” we recorded $1.5 million of unrealized losses related to the transfer. As a result of the transfer and subsequent sales of securities from our held-to-maturity portfolio, we do not intend to hold any securities as held-to-maturity in the foreseeable future. Proceeds from sales of mortgage-backed securities during the first six months of 2002 were $92.6 million. Gross gains of $1.2 million were realized on these sales.

Note 10. Allowance for Loan and Lease Losses

     The allowance for loan and lease losses is established through a provision charged to expense and is maintained at a level that we believe is sufficient to cover estimated probable losses in the portfolio. In determining the level of the allowance for loan and lease losses, we evaluate specific credits and the portfolio in general using several methods that include historical performance, collateral values, cash flows and analysis of current economic conditions. This evaluation culminates with a judgment on the probability of collection based on existing and probable near term events. The underwriting of new credits may be changed or modified depending on the results of these ongoing evaluations. Discontinued lending operations receive the same scrutiny as ongoing operations but do not have the additional risk inherent in accepting new business. Our methodology provides for three allowance components. The first component represents allowance for loans and leases that are individually evaluated. The second component represents allowance for groups of homogeneous loans and leases that currently exhibit no identifiable weaknesses and are collectively evaluated. We determine the allowance for these groups of loans and leases based on factors such as prevailing economic conditions, historical loss experience, asset concentrations, levels and trends of classified assets, and loan and lease delinquencies. The last component is an unallocated allowance which is based on factors that are not necessarily associated with a specific credit, group of loans or leases or loan or lease category. These factors include an evaluation of economic conditions in areas where we lend money, loan and lease concentrations, lending policies or underwriting procedures, and trends in delinquencies and nonperforming assets. The unallocated allowance reflects our efforts to ensure that the overall allowance appropriately reflects the probable losses inherent in the loan and lease portfolio.

     The allowance for losses on loans and leases at June 30, 2002 was $38.9 million as compared to $49.8 million at December 31, 2001. The decrease in the allowance for loan and lease losses at June 30, 2002, as compared to December 31, 2001, was primarily related to net charge-offs in excess of loan loss provision expense during the three- and six-month periods ended June 30, 2002. During 2001 and the first six months of 2002, the allowance for

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2002
(Unaudited)

loan and lease losses decreased as we transferred and subsequently sold loans from our held-for-investment portfolio to our held-for-sale portfolio. During 2001, the transfer of loans from held-for-investment to held-for-sale resulted in a $53.6 million reduction to the allowance for loan and lease losses related to mark-to-market adjustments on these loans, consisting of $48.8 million in net reductions related to the sale of franchise loans and $4.8 million related to home equity loans. During the first six months of 2002, the transfer of loans from held-for-investment to held-for-sale resulted in a $1.8 million reduction in the allowance for loan and lease losses related to the sale and payoff of franchise and other commercial loans.

     The following table illustrates the changes in the allowance for losses on loans and leases for the periods indicated:

	Three Months	Six Months	Year
	Ended	Ended	Ended
	June 30,	June 30,	December 31,
	2002	2002	2001

	(Dollars in thousands)
Beginning balance	$46,151	$49,791	$73,738
Transfers of loans to held-for-sale	(1,836)	(1,836)	(53,606)
Charge-offs:
Mortgage	—	—	(1,488)
Home equity loans and lines of credit	(265)	(836)	(10,296)
Auto	(1,300)	(2,372)	(3,809)
Asset-based loans, syndicated loans, factored receivables and commercial leases	(4,567)	(6,150)	(9,397)
Franchise	(3,824)	(10,063)	(24,197)
Business	(53)	(66)	(2,509)

	(10,009)	(19,487)	(51,696)
Recoveries:
Mortgage	—	—	283
Home equity loans and lines of credit	143	325	4,602
Auto	558	857	1,526
Asset-based loans, syndicated loans, factored receivables and commercial leases	289	715	2,479
Franchise	48	48	196
Business	1	32	379

	1,039	1,977	9,465
Net charge-offs	(8,970)	(17,510)	(42,231)
Provision for losses on loans and leases	3,600	8,500	71,890

Ending balance	$38,945	$38,945	$49,791

Net charge-offs to average loans and leases (annualized)	1.47%	1.44%	1.51%

Note 11. Commitments and Contingencies

Litigation

     On June 25, 2002, the Company and the Bank entered into a settlement agreement with JP Morgan Chase Bank (“JP Morgan Chase”), successor by merger to Morgan Guaranty Trust Company of New York (“Morgan Guaranty”) relating to the complaint filed on November 9, 2000, in the U.S. District Court, Southern District of New York, against Bay View Franchise Mortgage Acceptance Company.

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2002
(Unaudited)

     Throughout 1999, the former Franchise Mortgage Acceptance Company originated approximately $80.5 million in loans (“Loans”) to a group of borrowers consisting of Cimm’s Incorporated and its affiliates. Prior to its acquisition by the Company in 1999, FMAC sold approximately $57 million of the Loans to Morgan Guaranty. In early 2001, the Company’s Board appointed a new management team that implemented a strategic plan to exit non-core businesses and refocus on its banking operations in Northern California. As part of that strategy, the Company and the Bank sold BVFMAC and signed a specific agreement to indemnify BVFMAC with respect to the claim, which was pending at the time of the sale.

     Without admitting the truth of the allegations raised in the claim, the Bank agreed to pay to JP Morgan Chase consideration consisting of the transfer of non-performing loans held by the Bank along with a cash payment of $1.1 million, in exchange for which JP Morgan Chase agreed to release all claims against BVFMAC, the Bank and the Company relating to the sale of the Loans.

     The settlement resulted in a $13.1 million pre-tax charge to earnings recorded in the second quarter; and the removal of approximately $12 million of non-performing loans from the Company’s consolidated balance sheet.

     We are involved as plaintiff or defendant in various other legal actions and are occasionally exposed to unasserted claims arising in the normal course of business. In the opinion of management, after consultation with counsel, the resolution of these other legal actions will not have a material adverse effect on our consolidated financial condition or results of operations.

Note 12. Accounting for Goodwill and Other Intangible Assets

     As of January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which requires that certain goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment at least annually. As of January 1, 2002, the amortization of the existing goodwill ceased and amortization of the other identifiable assets with definite useful lives continue to be amortized.

     In accordance with Statement No. 142, the effect of this accounting change is reflected prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the prior year period is as follows:

	For the Three Months Ended,		For the Six Months Ended,

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

	(Amounts in thousands, except per share amounts)
Reported net earnings (loss)	$(4,082)	$(95,350)	$2,832	$(103,316)
Goodwill amortization, net of tax	—	1,539	—	3,172

Adjusted net earnings (loss)	$(4,082)	$(93,811)	$2,832	$(100,144)

Reported basic earnings (loss) per share	$(0.07)	$(2.11)	$0.05	$(2.65)
Goodwill amortization	—	0.03	—	0.08

Adjusted basic earnings (loss) per share	$(0.07)	$(2.08)	$0.05	$(2.57)

Reported diluted earnings (loss) per share	$(0.07)	$(2.11)	$0.04	$(2.65)
Goodwill amortization	—	0.03	—	0.08

Adjusted diluted earnings (loss) per share	$(0.07)	$(2.08)	$0.04	$(2.57)

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2002
(Unaudited)

     For the six-month period ending June 30, 2002, no goodwill or intangible assets were acquired, impaired, and/or written off. Goodwill of $6.5 million related to the San Mateo-based factoring business was realized as a result of the sale of this unit on June 5, 2002.

     The Company completed the first step of the transitional goodwill impairment test as of June 30, 2002. This test compared the fair value of each one of the Company’s reporting units with its respective carrying amount, including goodwill. The Company established the fair value of each of the reporting units through determination of the amount at which the reporting unit could be bought or sold in a current transaction between willing parties, or if this information was not available, through the utilization of discounted cash flows and relative market multiples for comparable businesses. As a result of the first step of the transitional goodwill impairment test, the Company determined goodwill related to all of its reporting units, excluding the Asset-Based Lending reporting unit, were not expected to be impaired. The step one test indicated there might be potential impairment related to the $15.7 million of goodwill recorded at June 30, 2002 in the Asset-Based Lending unit of our Commercial Finance Group. This reporting unit is reported as part of the Commercial Platform. The transitional provisions of Statement No. 142 allows the Company to perform the second step of the goodwill impairment test by December 31, 2002 to measure the actual amount of any impairment loss related to this reporting unit. According to Statement No. 142, any impairment determined by completing the second step of the test would be recorded effective January 1, 2002 as an effect of a change in accounting principle.

     Amortization expense related to intangible assets with definite useful lives, core-deposit intangibles, was $0.3 million for the second quarter of 2002. At June 30, 2002, the core-deposit intangibles gross carrying value, accumulated amortization, and net carrying value was $12.4 million, $8.0 million and $4.4 million, respectively. Amortization expense related to the carrying amount of core-deposit intangibles at June 30, 2002 is approximately $0.7 million for the remainder of the year ending December 31, 2002, $0.8 million annually for the years ending December 31, 2003 through 2006, and $0.6 million for the year ending December 31, 2007.

Note 13. Segment and Related Information

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
June 30, 2002
(Unaudited)

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

     The following tables illustrate each platform’s contribution for the periods indicated. The tables also illustrate the reconciliation of total contribution by platform to our consolidated net income (loss) for the periods indicated. Reconciling items generally include indirect corporate overhead and income taxes.

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2002
(Unaudited)

	For the Three Months Ended June 30, 2002

	Retail	Commercial	Total

	(Dollars in thousands)
Interest income	$23,282	$29,201	$52,483
Interest expense	(11,729)	(7,307)	(19,036)
Provision for losses on loans and leases	(494)	(3,106)	(3,600)
Noninterest income	23,175	2,225	25,400
Direct general and administrative expenses	(22,504)	(2,731)	(25,235)
Allocation of branch network general and administrative expenses	7,204	(7,204)	—
Litigation settlement expense	—	(13,100)	(13,100)
Leasing expenses	(16,066)	—	(16,066)
Dividend expense on Capital Securities	(1,430)	(1,196)	(2,626)
Real estate owned operations including provision for losses, net	—	(328)	(328)
Amortization of intangible assets	(331)	—	(331)

Contribution by platform	$1,107	$(3,546)	$(2,439)

Indirect corporate overhead			(5,301)
Income tax benefit			3,658

Net loss			$(4,082)

At June 30, 2002:
Interest-earning assets plus operating lease assets	$1,840,591	$1,503,585	$3,344,176

Noninterest-earning assets			408,119

Total assets			$3,752,295

	For the Three Months Ended June 30, 2001

	Retail	Commercial	Total

	(Dollars in thousands)
Interest income	$40,244	$43,851	$84,095
Interest expense	(31,761)	(22,590)	(54,351)
Provision for losses on loans and leases	(1,600)	(50,833)	(52,433)
Noninterest income (expense)	28,708	(20,657)	8,051
Direct general and administrative expenses	(27,238)	(7,406)	(34,644)
Allocation of branch network general and administrative expenses	6,879	(6,879)	—
Restructuring expenses	(4,998)	(5,028)	(10,026)
Revaluation of franchise-related assets	(2,733)	(50,350)	(53,083)
Leasing expenses	(27,286)	—	(27,286)
Dividend expense on Capital Securities	(1,325)	(962)	(2,287)
Real estate owned operations including provision for losses, net	(9)	—	(9)
Amortization of intangible assets	(2,076)	(728)	(2,804)

Contribution by platform	$(23,195)	$(121,582)	$(144,777)

Indirect corporate overhead			(10,062)
Income tax benefit			59,489

Net loss			$(95,350)

At June 30, 2001:
Interest-earning assets plus operating lease assets	$1,931,453	$1,833,502	$3,764,955

Noninterest-earning assets			579,953

Total assets			$4,344,908

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2002
(Unaudited)

	For the Six Months Ended June 30, 2002

	Retail	Commercial	Total

	(Dollars in thousands)
Interest income	$47,230	$58,946	$106,176
Interest expense	(24,302)	(15,283)	(39,585)
Provision for losses on loans and leases	53	(8,553)	(8,500)
Noninterest income	47,975	3,607	51,582
Direct general and administrative expenses	(45,138)	(5,765)	(50,903)
Allocation of branch network general and administrative expenses	14,338	(14,338)	—
Litigation settlement expense	—	(13,100)	(13,100)
Leasing expenses	(31,073)	—	(31,073)
Dividend expense on Capital Securities	(2,838)	(2,361)	(5,199)
Real estate owned operations including provision for losses, net	—	(1,072)	(1,072)
Amortization of intangible assets	(662)	—	(662)

Contribution by platform	$5,583	$2,081	$7,664

Indirect corporate overhead			(10,425)
Income tax benefit			5,593

Net income			$2,832

	For the Six Months Ended June 30, 2001

	Retail	Commercial	Total

	(Dollars in thousands)
Interest income	$83,761	$94,793	$178,554
Interest expense	(66,581)	(49,745)	(116,326)
Provision for losses on loans and leases	(5,609)	(54,124)	(59,733)
Noninterest income (expense)	60,661	(10,503)	50,158
Direct general and administrative expenses	(50,034)	(15,050)	(65,084)
Allocation of branch network general and administrative expenses	14,027	(14,027)	—
Restructuring expenses	(4,998)	(5,028)	(10,026)
Revaluation of franchise-related assets	(2,733)	(67,295)	(70,028)
Leasing expenses	(45,043)	—	(45,043)
Dividend expense on Capital Securities	(2,609)	(1,966)	(4,575)
Real estate owned operations including provision for losses, net	9	—	9
Amortization of intangible assets	(4,214)	(1,458)	(5,672)

Contribution by platform	$(23,363)	$(124,403)	$(147,766)

Indirect corporate overhead			(15,039)
Income tax benefit			59,489

Net loss			$(103,316)

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2002
(Unaudited)

Note 14. Subsequent Events

     On July 22, 2002, Bay View Bank executed a definitive agreement with U.S. Bank National Association, a wholly owned subsidiary of U.S. Bancorp, pursuant to which U.S. Bank will purchase and assume Bay View Bank’s deposits, branches and branch and service center operations, as well as approximately $373.0 million of single family, home equity and commercial loans. The Company is guaranteeing all obligations of Bay View Bank under the agreement.

     At closing of the transaction, U.S. Bank will pay Bay View Bank the sum of: (i) a 14% deposit premium (based upon the average daily balances of deposits for the 30 calendar days ending on the business day prior to the closing date) plus $5.0 million, (ii) the principal amount of the loans being sold less a loan loss reserve of approximately $2.3 million, (iii) the net book value of real property and personal property utilized by the branches and improvements thereto and (iv) the face amount of coins and currency. Bay View Bank will pay to U.S. Bank at closing an amount equal to the deposits being assumed by U.S. Bank, net of the amounts payable by U.S. Bank to Bay View Bank as described in the preceding sentence. The amounts paid at closing will be subject to post-closing adjustments based upon a balance sheet as of the closing date prepared after closing by U.S. Bank and subject to Bay View Bank’s review and in the event of any breaches of the representations and warranties of Bay View Bank.

     Closing will occur on the first day of the next month following the date on which all conditions to closing are satisfied or waived. Conditions to U.S. Bank’s obligation to close include: (i) the continued accuracy of representations and warranties of Bay View Bank, as well as their compliance with their respective covenants, (ii) receipt of required approvals from federal banking regulatory agencies, (iii) approval by the Company’s stockholders of the agreement and the Company’s plan to convert the Company’s assets to cash and make distributions to stockholders, (iv) completion by Bay View Bank of additional asset sales, or otherwise securing financing, in order to fund U.S. Bank’s assumption of the deposits at closing, (v) there not having occurred any event or condition that would have a material adverse effect on Bay View Bank and (vi) delivery of specified opinions and third-party consents.

     Bay View Bank also executed a definitive agreement with U.S. Bank pursuant to which Bay View Bank will provide deposit operations, cash management and loan accounting services with respect to the loans being sold from the closing date until May 14, 2003, subject to possible extension until not later than July 31, 2003.

     On July 22, 2002, Bay View Bank also executed a definitive agreement with Washington Mutual Bank, FA pursuant to which Washington Mutual will purchase approximately $1.0 billion of multifamily and commercial real estate loans from Bay View Bank.

     At closing, Washington Mutual will pay to Bay View Bank the aggregate principal amount of the loans plus 25 basis points. Bay View Bank is also entitled to receive accrued interest for each loan from the date last paid through the closing date plus the amount of outstanding reimbursable advances as of the closing date. The purchase price will be reduced by any environmental insurance policy premium payable by Washington Mutual for environmental insurance coverage with respect to specified loans.

     The agreement with Washington Mutual provides that the entire amount of the purchase price will be paid at closing except for $25.0 million, which will be held back and accrue interest at the three-month certificate of deposit rate quoted by Washington Mutual on the closing date. This amount will be payable to Bay View Bank as follows: (i) $10.0 million on September 4, 2002; (ii) $5.0 million on October 3, 2002; (iii) $3.0 million on November 5, 2002 and (iv) $7.0 million on December 27, 2002. Each such payment is subject to the condition that

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2002
(Unaudited)

there then exists no payment default or material non-payment default by Bay View Bank under a related agreement between Washington Mutual and Bay View Bank pursuant to which Bay View Bank will provide servicing functions for the loans being sold from the closing date until an agreed upon date not later than 120 days subsequent to the closing date. A further condition to the final payment of $7.0 million is Bay View Bank’s compliance with its obligation to correct specified loan document deficiencies.

     On August 6, 2002, our Board of Directors approved a plan of dissolution and stockholder liquidity whereby in addition to the U.S. Bank and Washington Mutual transactions, we intend to sell our remaining assets in an orderly manner and to collect all additional monies owed to us. We will then pay or make adequate reserves for the payment of all of our liabilities and obligations, including all expenses related to the sale of our assets and the plan of dissolution and stockholder liquidity. Pursuant to our plan, we will make one or more liquidating distributions to our stockholders, representing the net proceeds of the dissolution.

     We expect to hold a special meeting of our stockholders to approve the purchase and assumption agreement with U.S. Bank and our plan of dissolution and stockholder liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Strategic Overview

     Bay View Capital Corporation (the “Company”) is a commercial bank holding company headquartered in San Mateo, California. Our principal subsidiary is Bay View Bank, N.A. (the “Bank”) and its 57 full-service branch-banking network.

Our Mission and Strategy

     From 1996 to 1999, our strategy was to transform Bay View Bank from a traditional thrift to a commercial bank. During this period, we nearly doubled in size, replaced a majority of our mortgage-based loans with higher-yielding consumer and commercial loans and leases and transformed a significant portion of our deposits into lower-cost transaction accounts.

     In May 2001, we completed a rights offering and a concurrent offering to standby purchasers that generated aggregate gross proceeds of $137.5 million. With this additional capital, we implemented a new strategic plan that included exiting businesses inconsistent with a California-focused bank and included assumptions related to the liquidation of our remaining franchise-related assets and operations and our remaining high loan-to-value home equity loans. Our results for 2001 included specific charges consistent with our new strategic plan. The specific charges were primarily related to the stock sale of the legal entity Bay View Franchise Mortgage Acceptance Company (“BVFMAC”) and its related servicing platform, the disposition of franchise-related assets, restructuring charges primarily related to the reduction in our workforce announced in May 2001 and prepayment penalties related to a reduction in higher-cost borrowings.

     As a result of the significant and successful turnaround actions undertaken and completed in 2001 under the strategic plan, the Company began active consideration of various alternatives to maximize its value to its stockholders and retained Credit Suisse First Boston Corporation to assist in that process. The Company initially considered a variety of transactions. However, through this evaluation process, determined that greater stockholder value could be obtained by adopting a plan of dissolution and selling selected assets of the Bank to more than one purchaser rather than by an alternative approach such as selling all of the Bank as a whole. We believe this fact is largely the result of the mismatch between the character of the Bank’s and our assets and liabilities, which resulted from strategies of prior management.

     On July 22, 2002, Bay View Bank executed a definitive agreement with U.S. Bank, a wholly owned subsidiary of U.S. Bancorp, pursuant to which U.S. Bank will purchase Bay View Bank’s deposits, branches and branch and service center operations, as well as approximately $373.0 million of single family, home equity and commercial loans. Bay View Bank also executed a definitive agreement on the same date with Washington Mutual pursuant to which Washington Mutual will purchase approximately $1.0 billion of multifamily and commercial real estate loans from the Bank.

     On August 6, 2002, our Board of Directors approved a plan of dissolution and stockholder liquidity. Proposals to authorize this plan, and approve the U.S. Bank transaction, will be submitted to our stockholders as soon as practicable. Under the plan of dissolution and stockholder liquidity, we intend to sell our remaining assets in an orderly manner and to collect all additional monies owed to us. We will then pay or make adequate reserves for the payment of all of our liabilities and obligations, including all expenses related to the sale of our assets and the plan of dissolution and stockholder liquidity. Our board of directors, at its discretion, may also set aside a contingency reserve to pay any claims that may arise against us, whether known or unknown. We will make one or more liquidating distributions to our stockholders, representing the net proceeds of our asset sales. Any liquidating distributions will be made to our stockholders based on their pro rata ownership of our common stock as of the record date to be established for each distribution.

     It is not possible at this time to indicate an exact amount for the distributions we intend to make to our stockholders for a number of reasons, including: the need to obtain the Board of Governors of the Federal Reserve System

(“FRB”) and Office of the Comptroller of the Currency (“OCC”) approval to make any distributions; possible negative post-closing purchase price adjustments pursuant to the Bank’s agreements with U.S. Bank and Washington Mutual; the amount of the Bank’s deposits during the period prior to the closing of the transaction with U.S. Bank transaction may be lower than we expect; the proceeds that we in fact receive from the disposition of other assets that are not yet subject to purchase commitments could be less than we currently anticipate; and our expenses and other obligations prior to liquidation could be greater than we currently anticipate. As a result, no assurance can be given as to the amount of the distributions that will be made to our stockholders.

     Although we need to take a number of actions to implement our plan of dissolution and stockholder liquidity, including obtaining the permission of the FRB and OCC to make stockholder distributions while the regulatory agreements remain in effect, we anticipate that a substantial portion of the distributions will be made to our stockholders during 2003.

Retail and Commercial Platforms

     We have historically operated two distinct business platforms representing the two basic distribution channels of our primary businesses, retail and commercial banking. The platform’s results include the income and expenses related to these business activities.

     Our Retail Platform includes single-family real estate loans, home equity loans and lines of credit, auto loans and leases, mortgage-backed securities and other investments, and other consumer banking products and services.

     The Retail Platform originates and purchases fixed-rate loans secured by new and used autos. In executing our strategy, we identify product niches which are not the primary focus of traditional competitors in the auto lending area, such as banks and captive finance companies. One such niche includes auto loans where a highly qualified borrower desires a higher relative loan amount and/or a longer term than is offered by other more traditional auto financing sources. In return for the flexibility of the products offered, we charge higher interest rates while still applying traditional underwriting criteria to mitigate potential loan losses.

     Our Commercial Platform includes multi-family and commercial real estate loans, franchise loans, asset-based loans, syndicated loans, factored receivables, commercial leases, and other business banking products and services. We also purchased and originated franchise loans until the restructuring of our franchise lending division, which was shut down in September 2000. Since this restructuring, we have significantly reduced our concentration of franchise assets.

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

Results of Operations

     Our net loss for the second quarter of 2002 was $4.1 million, or $0.07 per diluted share, as compared to $95.4 million, or $2.11 per diluted share, for the second quarter of 2001. Net income for the first six months of 2002 was $2.8 million, or $0.04 per diluted share, as compared to a net loss of $103.3 million, or $2.65 per diluted share, for the first six months of 2001. Our second quarter 2002 results include a special charge of $13.1 million related to the settlement of litigation.

     As previously reported in Bay View Capital Corporation’s Current Report on Form 8-K dated June 25, 2002, the Company entered into a settlement agreement with JP Morgan Chase Bank relating to the complaint filed against Bay View Franchise Mortgage Acceptance Company which the Company sold during 2001. The settlement resulted in a $13.1 million pre-tax charge to second quarter earnings and included the removal of approximately $12 million of nonperforming franchise loans from our consolidated balance sheet.

     On June 5, 2002, we completed the sale of our San Mateo-based factoring business, Bay View Funding, to a group of investors led by the factoring company’s management team. Through this transaction, we converted approximately $6.5 million of goodwill to tangible equity.

Net Interest Income and Net Interest Margin

     Net interest income was $33.4 million for the second quarter of 2002 as compared to $29.7 million for the second quarter of 2001. Net interest income for the first six months of 2002 was $66.6 million as compared to $62.2 million for the first six months of 2001. Net interest margin was 4.23% for the second quarter of 2002 as compared to 2.83% for the second quarter of 2001. Net interest margin was 4.19% for the first six months of 2002 as compared to 2.88% for the first six months of 2001.

     The following tables illustrate net interest income and net interest margin, by platform, for the periods indicated:

	For the Three Months Ended

	June 30, 2002		June 30, 2001

	Net	Net	Net	Net
	Interest	Interest	Interest	Interest
	Income	Margin	Income	Margin

	(Dollars in thousands)
Retail Platform(1)	$11,553	2.94%	$8,483	1.50%
Commercial Platform	21,894	5.51	21,261	4.34

Total	$33,447	4.23%	$29,744	2.83%

	For the Six Months Ended

	June 30, 2002		June 30, 2001

	Net	Net	Net	Net
	Interest	Interest	Interest	Interest
	Income	Margin	Income	Margin

	(Dollars in thousands)
Retail Platform(1)	$22,928	2.90%	$17,180	1.50%
Commercial Platform	43,663	5.47	45,048	4.39

Total	$66,591	4.19%	$62,228	2.88%

(1)	The Retail Platform’s net interest margin and net interest income presented above do not include the revenue impact of our auto leasing activities, which is included in noninterest income, but do include the associated funding costs.

     The increases in net interest income for the second quarter of 2002, as compared to the second quarter of 2001, and for the first six months of 2002, as compared to the first six months of 2001, were primarily due to increases in net interest margin partially offset by decreases in average interest-earning assets. The increases in our net interest margin and net interest spread were due to lower overall cost of funds resulting from the lower cost of deposits, the lower borrowing levels and the prevailing lower interest rate environment. This was partially offset by lower yields on assets, which were also impacted by the lower interest rate environment, and sales of higher-yielding loans and mortgage-backed securities during 2001 and 2002. The decreases in average interest-earning assets were primarily due to asset sales, including franchise and home equity loans, factored receivables, mortgage-backed securities and other investment securities, as well as payoffs throughout 2001 and 2002.

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

     Net interest income and net interest margin by platform reflect our strategy to sell off our higher-risk assets, specifically high loan-to-value home equity loans and franchise loans. The increases in the Retail Platform’s net interest margin reflect the impact of lower overall cost of funds, as previously disclosed or as discussed elsewhere herein, partially offset by the sale of higher-yielding loans and mortgage-backed securities during 2001 and 2002. The increases in the Commercial Platform’s net interest margin were primarily due to lower cost of funds. For more detail, see discussion of “Interest Income” and “Interest Expense”.

     The following tables illustrate average interest-earning assets, excluding our auto-related operating lease assets, by platform, for the periods indicated:

	Average Balances for the
	Three Months Ended

	June 30,	June 30,
	2002	2001

	(Dollars in thousands)
Retail Platform	$1,575,884	$2,230,780
Commercial Platform	1,587,735	1,948,223

Total	$3,163,619	$4,179,003

	Average Balances for the
	Six Months Ended

	June 30,	June 30,
	2002	2001

	(Dollars in thousands)
Retail Platform	$1,580,728	$2,241,031
Commercial Platform	1,598,844	2,041,634

Total	$3,179,572	$4,282,665

     The decreases in the Retail Platform’s average interest-earning assets, which exclude our auto-related operating lease assets, reflect the impact of the sales of home equity loans during 2001 and the sale of mortgage-backed and other investment securities during 2001 and 2002 partially offset by purchases of mortgage-backed and investment securities as previously disclosed or as discussed elsewhere herein. The decreases in the Commercial Platform’s average interest-earning assets reflect the impact of the sales of franchise loans and factored receivables during 2001 and 2002 as well as the impact of the writedowns related to the revaluation of our franchise-related assets during 2001.

     The following table illustrates interest-earning assets, excluding our auto-related operating lease assets, by platform, as of the dates indicated:

	At	At	At
	June 30,	December 31,	June 30,
	2002	2001	2001

	(Dollars in thousands)
Retail Platform	$1,573,855	$1,454,150	$1,520,200
Commercial Platform	1,503,585	1,541,310	1,833,502

Total	$3,077,440	$2,995,460	$3,353,702

     The increase in the Retail Platform’s interest-earning assets, excluding our auto-related operating lease assets, at June 30, 2002, as compared to December 31, 2001, was primarily due to the redeployment of non interest-earning cash at December 31, 2001 into interest-earning short-term investments during the first quarter of 2002 combined with purchases of approximately $60.0 million of mortgage-backed securities and $54.9 million of other investment securities during the first six months of 2002. These were partially offset by the sale of $91.4 million of mortgage-backed securities during the same period. The decrease in the Commercial Platform’s interest-earning assets was primarily due to the sale of Bay View Funding and its factored receivables and the franchise loan sales and payoffs.

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

	AVERAGE BALANCES, YIELDS AND RATES

	For the Three Months Ended			For the Three Months Ended
	June 30, 2002			June 30, 2001

	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Assets
Interest-earning assets:
Loans and leases	$2,432,969	$45,563	7.50%	$2,938,419	$65,192	8.87%
Mortgage-backed securities(1)	256,972	3,014	4.69	634,370	11,406	7.19
Investments(1)	473,678	3,906	3.29	606,214	7,497	4.91

Total interest-earning assets	3,163,619	52,483	6.64%	4,179,003	84,095	8.04%

Other assets	634,271			686,203

Total assets	$3,797,890			$4,865,206

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits	$3,029,865	$13,529	1.79%	$3,561,939	$39,453	4.44%
Borrowings(2)	294,156	5,507	7.49	882,642	14,898	6.76

Total interest-bearing liabilities	3,324,021	19,036	2.30%	4,444,581	54,351	4.90%

Other liabilities	127,651			79,115

Total liabilities	3,451,672			4,523,696
Stockholders’ equity	346,218			341,510

Total liabilities and stockholders’ equity	$3,797,890			$4,865,206

Net interest income/net interest spread		$33,447	4.34%		$29,744	3.14%

Net interest-bearing liabilities	$(160,402)			$(265,578)

Net interest margin (3)			4.23%			2.83%

(1)	Average balances and yields for securities and other investments classified as available-for-sale are based on historical amortized cost.

(2)	Interest expense for borrowings excludes expenses related to our Capital Securities.

(3)	Annualized net interest income divided by average interest-earning assets.

	AVERAGE BALANCES, YIELDS AND RATES

	For the Six Months Ended			For the Six Months Ended
	June 30, 2002			June 30, 2001

	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Assets
Interest-earning assets:
Loans and leases	$2,428,918	$92,034	7.61%	$3,035,765	$137,542	9.08%
Mortgage-backed securities(1)	270,338	6,565	4.85	643,899	23,621	7.34
Investments(1)	480,316	7,577	3.15	603,001	17,391	5.76

Total interest-earning assets	3,179,572	106,176	6.70%	4,282,665	178,554	8.35%

Other assets	656,476			733,811

Total assets	$3,836,048			$5,016,476

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits	$3,078,326	$28,531	1.87%	$3,622,590	$83,374	4.64%
Borrowings(2)	286,830	11,054	7.73	961,391	32,952	6.89

Total interest-bearing liabilities	3,365,156	39,585	2.37%	4,583,981	116,326	5.11%

Other liabilities	128,061			111,729

Total liabilities	3,493,217			4,695,710
Stockholders’ equity	342,831			320,766

Total liabilities and stockholders’ equity	$3,836,048			$5,016,476

Net interest income/net interest spread		$66,591	4.33%		$62,228	3.24%

Net interest-bearing liabilities	$(185,584)			$(301,316)

Net interest margin(3)			4.19%			2.88%

(1)	Average balances and yields for securities and other investments classified as available-for-sale are based on historical amortized cost.

(2)	Interest expense for borrowings excludes expenses related to our Capital Securities.

(3)	Annualized net interest income divided by average interest-earning assets.

Interest Income

     Interest income was $52.5 million for the second quarter of 2002 as compared to $84.1 million for the second quarter of 2001. Interest income was $106.2 million for the first six months of 2002 as compared to $178.6 million for the first six months of 2001. The average yield on interest-earning assets was 6.64% for the second quarter of 2002 as compared to 8.04% for the second quarter of 2001. The average yield on interest-earning assets was 6.70% for the first six months of 2002 as compared to 8.35% for the first six months of 2001. The following tables illustrate interest income, by platform, for the periods indicated:

	For the Three Months Ended

	June 30, 2002			June 30, 2001

	Average	Interest	Average	Average	Interest	Average
	Balance	Income	Yield	Balance	Income	Yield

	(Dollars in thousands)
Retail Platform:
Loans	$851,221	$16,448	7.75%	$1,005,259	$21,564	8.59%
Mortgage-backed securities	256,972	3,014	4.69	634,370	11,406	7.19
Investments	467,691	3,820	3.25	591,151	7,274	4.88

Total Retail Platform	1,575,884	23,282	5.92	2,230,780	40,244	7.21

Commercial Platform:
Loans and leases	1,581,748	29,115	7.36	1,933,160	43,627	9.01
Investments	5,987	86	5.79	15,063	224	5.97

Total Commercial Platform	1,587,735	29,201	7.36	1,948,223	43,851	8.98

Total	$3,163,619	$52,483	6.64%	$4,179,003	$84,095	8.04%

	For the Six Months Ended

	June 30, 2002			June 30, 2001

	Average	Interest	Average	Average	Interest	Average
	Balance	Income	Yield	Balance	Income	Yield

	(Dollars in thousands)
Retail Platform:
Loans	$835,999	$33,420	8.03%	$1,010,931	$43,892	8.72%
Mortgage-backed securities	270,338	6,565	4.85	643,899	23,621	7.34
Investments	474,391	7,245	3.05	586,201	16,248	5.53

Total Retail Platform	1,580,728	47,230	6.00	2,241,031	83,761	7.49

Commercial Platform:
Loans and leases	1,592,919	58,614	7.38	2,024,834	93,649	9.26
Investments	5,925	332	11.29	16,800	1,144	13.77

Total Commercial Platform	1,598,844	58,946	7.40	2,041,634	94,793	9.30

Total	$3,179,572	$106,176	6.70%	$4,282,665	$178,554	8.35%

Retail Platform

     Interest income for the Retail Platform was $23.3 million for the second quarter of 2002 as compared to $40.2 million for the second quarter of 2001. Interest income for the Retail Platform was $47.2 million for the first six months of 2002 as compared to $83.8 million for the first six months of 2001. The average yield on interest-earning assets for the Retail Platform was 5.92% for the second quarter of 2002 as compared to 7.21% for the second quarter of 2001. The average yield on interest-earning assets for the Retail Platform was 6.00% for the first six months of 2002 as compared to 7.49% for the first six months of 2001.

     The Retail Platform’s interest income on loans was $16.5 million for the second quarter of 2002 as compared to $21.5 million for the second quarter of 2001. The Retail Platform’s interest income on loans was $33.4 million for the first six months of 2002 as compared to $43.9 million for the first six months of 2001. The Retail Platform’s average loan yield was 7.75% for the second quarter of 2002 as compared to 8.59% for the second quarter of 2001. The Retail Platform’s average loan yield was 8.03% for the first six months of 2002 as compared to 8.72% for the first six months of 2001. The decreases in interest income on loans for the second quarter of 2002, as compared to the second quarter of 2001, and for the first six months of 2002, as compared to the first six months of 2001, were due to lower average loan balances, as previously discussed, combined with a decrease in the platform’s average loan yields due to the lower interest rate environment and sales of higher-yielding loans during 2001 and 2002.

     The Retail Platform’s interest income on mortgage-backed securities was $3.0 million for the second quarter of 2002 as compared to $11.4 million for the second quarter of 2001. The Retail Platform’s interest income on mortgage-backed securities was $6.6 million for the first six months of 2002 as compared to $23.6 million for the first six months of 2001. The Retail Platform’s average yield on mortgage-backed securities was 4.69% for the second quarter of 2002 as compared to 7.19% for the second quarter of 2001. The Retail Platform’s average yield on mortgage-backed securities was 4.85% for the first six months of 2002 as compared to 7.34% for the first six months of 2001. The decreases in interest income on mortgage-backed securities for the second quarter of 2002, as compared to the second quarter of 2001, and for the first six months of 2002, as compared to the first six months of 2001, were primarily due to lower average balances and yields. The average balances of our mortgage-backed securities have declined as purchases of mortgage-backed securities were more than offset by sales throughout 2001 and 2002. The average yields of our mortgage-backed securities decreased due to the continuing impact of the low interest rate environment and the sales of relatively higher-yielding fixed-rate mortgage-backed securities, including GNMA securities, during 2001 and 2002.

     The Retail Platform’s interest income on investment securities, which consist primarily of short-term investments, trust preferred and asset-backed securities and our retained interests in auto loan securitizations, was $3.8 million for the second quarter of 2002 as compared to $7.3 million for the second quarter of 2001. The Retail Platform’s interest income on investment securities was $7.2 million for the first six months of 2002 as compared to $16.2 million for the first six months of 2001. The Retail Platform’s average yield on investment securities was 3.25% for the second quarter of 2002 as compared to 4.88% for the second quarter of 2001. The Retail Platform’s average yield on investment securities was 3.05% for the first six months of 2002 as compared to 5.53% for the first six months of 2001. The decreases in interest income on investments for the second quarter of 2002, as compared to the second quarter of 2001, and for the first six months of 2002, as compared to the first six months of 2001, were due to lower average yields resulting from the prevailing lower interest rate environment combined with lower average balances resulting from decreases in the average balances of our short-term investments partially offset by increases in asset-backed and trust preferred securities due to purchases throughout 2001 and 2002.

Commercial Platform

     Interest income for the Commercial Platform was $29.2 million for the second quarter of 2002 as compared to $43.9 million for the second quarter of 2001. Interest income for the Commercial Platform was $58.9 million for the first six months of 2002 as compared to $94.8 million for the first six months of 2001. The average yield on interest-earning assets for the Commercial Platform was 7.36% for the second quarter of 2002 as compared to 8.98% for the second quarter of 2001. The average yield on interest-earning assets for the Commercial Platform was 7.40% for the first six months of 2002 as compared to 9.30% for the first six months of 2001.

     The Commercial Platform’s interest income on loans was $29.1 million for the second quarter of 2002 as compared to $43.7 million for the second quarter of 2001. The Commercial Platform’s interest income on loans was $58.6 million for the first six months of 2002 as compared to $93.7 million for the first six months of 2001. The Commercial Platform’s average loan and lease yield was 7.36% for the second quarter of 2002 as compared to 9.01% for the second quarter of 2001. The Commercial Platform’s average loan and lease yield was 7.38% for the first six months of 2002 as compared to 9.26% for the first six months of 2001. The decreases in interest income on loans and leases for the second quarter of 2002, as compared to the second quarter of 2001, and for the first six months of 2002, as compared to the first six months of 2001, were due to lower average loan and lease balances, resulting from the sales of franchise loans and factored receivables during 2001 and 2002 and the writedowns related to the revaluation of franchise loans during 2001, combined with decreases in average yields.

     The Commercial Platform’s interest income on investment securities, which consist of franchise asset-backed securities and residual interests in franchise loan securitizations, was $86 thousand for the second quarter of 2002 as compared to $224 thousand for the second quarter of 2001. The Commercial Platform’s interest income on investment securities was $332 thousand for the first six months of 2002 as compared to $1.1 million for the first six months of 2001. The Commercial Platform’s average yield on investment securities was 5.79% for the second quarter of 2002 as compared to 5.97% for the second quarter of 2001. The Commercial Platform’s average yield on investment securities was 11.29% for the first six months of 2002 as compared to 13.77% for the first six months of 2001. The decreases in interest income on investment securities for the second quarter of 2002, as compared to the second quarter of 2001, and for the first six months of 2002, as compared to the first six months of 2001, were largely due to lower average balances resulting from writedowns related to the revaluation of residual interests in franchise loan securitizations during 2001.

Interest Expense

Deposits

     Interest expense on our deposits was $13.5 million for the second quarter of 2002 as compared to $39.5 million for the second quarter of 2001. Interest expense on our deposits was $28.5 million for the first six months of 2002 as compared to $83.4 million for the first six months of 2001. The average cost of deposits was 1.79% for the second quarter of 2002 as compared to 4.44% for the second quarter of 2001. The average cost of deposits was 1.87% for the first six months of 2002 as compared to 4.64% for the first six months of 2001.

     The decreases in interest expense on deposits for the second quarter of 2002, as compared to the second quarter of 2001, and for the first six months of 2002, as compared to the first six months of 2001, were due to lower cost of deposits and average deposit balances. The decreases in the cost of deposits were primarily a result of the lower interest rate environment, the continued change in our deposit mix and the repricing of higher-cost retail certificates of deposit at lower rates. The change in our deposit mix consisted of a decrease in time deposits and an increase in transaction accounts. Our transaction accounts, which are lower-cost deposits as opposed to retail certificates of deposits, increased to 60.6% of total deposits at June 30, 2002 from 53.2% at June 30, 2001. The decreases in average deposit balances were a result of the maturities of certificates of deposit, including brokered certificates of deposit which matured during 2001 and were not renewed, partially offset by the growth in our transaction accounts.

     The following tables summarize our deposit costs by type for the periods indicated:

	For the Three Months Ended

	June 30,		June 30,
	2002		2001

	Average Balance	Average Rate	Average Balance	Average Rate

	(Dollars in thousands)
Savings	$160,987	0.62%	$140,436	1.47%
Money Market	954,232	1.64	1,186,504	4.29
Checking accounts	780,850	0.90	441,334	0.76

Total transaction accounts	1,896,069	1.25	1,768,274	3.18
Retail certificates of deposit	1,133,796	2.70	1,680,276	5.58
Brokered certificates of deposit	—	—	113,389	7.30

Total deposits	$3,029,865	1.79%	$3,561,939	4.44%

	For the Six Months Ended

	June 30,		June 30,
	2002		2001

	Average Balance	Average Rate	Average Balance	Average Rate

	(Dollars in thousands)
Savings	$161,352	0.51%	$136,689	1.50%
Money Market	1,030,169	1.71	1,141,178	4.29
Checking accounts	736,149	0.85	437,279	1.13

Total transaction accounts	1,927,670	1.28	1,715,146	3.26
Retail certificates of deposit	1,150,656	2.85	1,753,231	5.76
Brokered certificates of deposit	—	—	154,213	7.24

Total deposits	$3,078,326	1.87%	$3,622,590	4.64%

Borrowings

     Interest expense on our borrowings was $5.5 million for the second quarter of 2002 as compared to $14.9 million for the second quarter of 2001. Interest expense on our borrowings was $11.1 million for the first six months of 2002 as compared to $33.0 million for the first six months of 2001. The average cost of borrowings was 7.49% for the second quarter of 2002 as compared to 6.76% for the second quarter of 2001. The average cost of borrowings was 7.73% for the first six months of 2002 as compared to 6.89% for the first six months of 2001. In accordance with GAAP, these amounts exclude the expense associated with our Capital Securities. The decreases in interest expense on borrowings for the second quarter of 2002, as compared to the second quarter of 2001, and for the first six months of 2002, as compared to the first six months of 2001, were primarily due to lower average balances partially offset by higher funding costs. The decreases in average balances were due to the paydown of borrowings, including warehouse lines, Federal Home Loan Bank advances and securities sold under agreements to repurchase, as we sold interest-bearing assets during 2001 and the first six months of 2002. The increases in borrowing costs were primarily attributable to changes in our borrowings mix.

     The following tables illustrate the changes in net interest income due to changes in the rate and volume of our interest-earning assets and interest-bearing liabilities for the three- and six-month periods ended June 30, 2002 as compared to the three- and six-month periods ended June 30, 2001. Changes in rate and volume which cannot be segregated (e.g., changes in average interest rate multiplied by average portfolio balance) have been allocated proportionately between the change in rate and the change in volume.

	For the Three Months Ended June 30, 2002 vs. 2001

	Rate	Volume	Total
	Variance	Variance	Variance

	(Dollars in thousands)
Interest income:
Loans and leases	$(9,287)	$(10,342)	$(19,629)
Mortgage-backed securities	(3,096)	(5,296)	(8,392)
Investment securities	(2,160)	(1,431)	(3,591)

	(14,543)	(17,069)	(31,612)

Interest expense:
Deposits	(20,735)	(5,189)	(25,924)
Borrowings	1,815	(11,206)	(9,391)

	(18,920)	(16,395)	(35,315)

Net interest income	$4,377	$(674)	$3,703

	For the Six Months Ended June 30, 2002 vs. 2001

	Rate	Volume	Total
	Variance	Variance	Variance

	(Dollars in thousands)
Interest income:
Loans and leases	$(20,364)	$(25,144)	$(45,508)
Mortgage-backed securities	(6,293)	(10,763)	(17,056)
Investment securities	(6,774)	(3,040)	(9,814)

	(33,431)	(38,947)	(72,378)

Interest expense:
Deposits	(40,553)	(14,290)	(54,843)
Borrowings	4,605	(26,503)	(21,898)

	(35,948)	(40,793)	(76,741)

Net interest income	$2,517	$1,846	$4,363

Provision for Losses on Loans and Leases

     The provision for losses on loans and leases for the second quarter of 2002 was $3.6 million as compared to $52.4 million for the second quarter of 2001. The provision for losses on loans and leases for the first six months of 2002 was $8.5 million as compared to $59.7 million for the first six months of 2001. The decreases in the provision for losses on loans and leases, as compared to the respective prior periods, were primarily due to the $52.1 million in reserve reductions, recorded during the second quarter of 2001, related to the mark-to-market adjustments on loans transferred from held-for-investment to held-for-sale during the quarter. Additionally, the year-to-date 2002 provision for the Retail Platform reflects a true-up of the indicated reserves within each platform which was impacted by the $2.6 million recovery on the sale of charged-off high loan-to-value home equity loans during the fourth quarter of 2001.

     The following tables illustrate the provision for losses on loans and leases, by platform, for the periods indicated:

	For the Three Months Ended

	June 30,	June 30,
	2002	2001

	(Dollars in thousands)
Retail Platform	$494	$1,600
Commercial Platform	3,106	50,833

Total	$3,600	$52,433

	For the Six Months Ended

	June 30,	June 30,
	2002	2001

	(Dollars in thousands)
Retail Platform	$(53)	$5,609
Commercial Platform	8,553	54,124

Total	$8,500	$59,733

Noninterest Income

     Noninterest income for the second quarter of 2002 was $25.4 million as compared to $8.1 million for the second quarter of 2001. Noninterest income for the first six months of 2002 was $51.6 million as compared to $50.2 million for the first six months of 2001. Excluding net gains or losses on sales of assets and liabilities, noninterest income for the second quarter and the first six months of 2002 were $25.2 million and $51.0 million, respectively, as compared to $30.8 million and $62.3 million for the second quarter and first six months of 2001, respectively. The decreases in noninterest income, excluding net gains or losses on sales of assets and liabilities, were largely due to lower auto leasing income in the Retail Platform and lower loan servicing income in the Commercial Platform. The Commercial Platform’s loan servicing income was primarily impacted by the sale of BVFMAC during 2001. The following tables illustrate noninterest income (loss), by platform, for the periods indicated:

	For the Three Months Ended

	June 30,	June 30,
	2002	2001

	(Dollars in thousands)
Retail Platform	$23,175	$28,708
Commercial Platform	2,225	(20,657)

Total	$25,400	$8,051

	For the Six Months Ended

	June 30,	June 30,
	2002	2001

	(Dollars in thousands)
Retail Platform	$47,975	$60,661
Commercial Platform	3,607	(10,503)

Total	$51,582	$50,158

     Noninterest income for the second quarter of 2002 included net gains on sales of assets totaling $0.2 million consisting primarily of a $0.8 million gain on the sale of mortgage-backed securities within the Retail Platform offset by a $0.4 million loss on the sale of Bay View Funding and $0.2 million loss on the sale of franchise loans within the Commercial Platform. Noninterest income for the first quarter of 2002 included net gains on sales of assets totaling $0.3 million consisting primarily of a $0.4 million gain on the sale of mortgage-backed securities within the Retail Platform offset by a $0.1 million loss on the sale of a franchise-related asset within the Commercial Platform.

     Noninterest income for the second quarter of 2001 included losses on sales of assets totaling $22.7 million, consisting of net losses of $23.9 million within the Commercial Platform partially offset by net gains of $1.2 million within the Retail Platform. The loss within the Commercial Platform was largely due to the $22.9 million loss on the sale of BVFMAC. The gain within the Retail Platform was primarily due to the $11.9 million gain on the sale of GNMA mortgage-backed securities offset by the $11.0 million loss on the sale of home equity loans. Noninterest income for the first quarter of 2001 included $10.1 million of contingent gains received during the first quarter of 2001 related to December 2000 asset sales, consisting of $6.5 million within the Commercial Platform and $3.6 million within the Retail Platform.

Noninterest Expense

General and Administrative Expenses

     General and administrative expenses for the second quarter of 2002 were $30.5 million as compared to $44.7 million for the second quarter of 2001. General and administrative expenses for the first six months of 2002 were $61.3 million as compared to $80.1 million for the first six months of 2001. Excluding special mention items, as discussed below, the decreases in general and administrative expenses for the second quarter of 2002, as compared to the second quarter of 2001, and for the first six months of 2002, as compared to the first six months of 2001, were primarily due to the elimination of BVFMAC servicing platform expenses with the sale of the legal entity BVFMAC during 2001, the elimination of Bay View Funding expenses with the sale of our San Mateo-based factoring division effective June 2002 as well as certain cost-savings we continue to realize from our ongoing restructuring initiated in 2001.

     Special mention items generally include items recognized during the period that we believe are significant and/or unusual in nature and therefore useful to you in evaluating our performance and trends. These items may or may not be nonrecurring in nature. There were no special mention items included in general and administrative expenses for the first six months of 2002.

     General and administrative expenses for the second quarter of 2001 included $8.7 million in special mention items primarily consisting of $2.6 million related to the Company’s issuance of stock options during the quarter with below market prices, $2.4 million related to the prepayment of Federal Home Loan Bank advances and $2.4 million in legal and professional fees related to the implementation of a new strategic plan. There were no special mention items included in general and administrative expenses for the first quarter of 2001.

     The following tables illustrate general and administrative expenses, by platform (not reflecting the allocation of branch network general and administrative expenses), for the periods indicated:

	For the Three Months Ended

	June 30,	June 30,
	2002	2001

	(Dollars in thousands)
Retail Platform	$22,504	$27,238
Commercial Platform	2,731	7,406

Subtotal	25,235	34,644
Indirect corporate overhead(1)	5,301	10,062

Total	$30,536	$44,706

	For the Six Months Ended

	June 30,	June 30,
	2002	2001

	(Dollars in thousands)
Retail Platform	$45,138	$50,034
Commercial Platform	5,765	15,050

Subtotal	50,903	65,084
Indirect corporate overhead(1)	10,425	15,039

Total	$61,328	$80,123

(1)	Amount represents indirect corporate expenses not specifically identifiable with, or allocable to, our business platforms.

     The following tables illustrate the ratio of general and administrative expenses to average total assets, including auto-related securitized assets, on an annualized basis for the periods indicated:

	For the Three Months Ended

	June 30,	June 30,
	2002	2001

	(Dollars in thousands)
General and administrative expenses	$30,536	$44,706
Average total assets, including auto-related securitized assets	$3,955,434	$5,022,054

Annualized general and administrative expenses to average total assets, including auto-related securitized assets	3.09%	3.56%

	For the Six Months Ended

	June 30,	June 30,
	2002	2001

	(Dollars in thousands)
General and administrative expenses	$61,328	$80,123
Average total assets, including auto-related securitized assets	$4,010,205	$5,185,124

Annualized general and administrative expenses to average total assets, including auto-related securitized assets	3.06%	3.09%

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

     The following tables illustrate the efficiency ratio for the periods indicated:

	For the Three Months Ended

	June 30,	June 30,
	2002	2001

	(Dollars in thousands)
General and administrative expenses	$30,536	$44,706
Operating revenues, as defined	$44,355	$43,820

Efficiency ratio	68.8%	102.0%

	For the Six Months Ended

	June 30,	June 30,
	2002	2001

	(Dollars in thousands)
General and administrative expenses	$61,328	$80,123
Operating revenues, as defined	$88,393	$101,130

Efficiency ratio	69.4%	79.2%

Revaluation of Franchise-Related Assets

     There was no revaluation of franchise-related assets during the first six months of 2002. The revaluation of certain franchise-related assets resulted in a $70.0 million pre-tax adjustment for the first six months of 2001. The revaluation included a $31.7 million adjustment related to the sale of loans as well as writedowns to other franchise-related assets. The writedowns included $15.5 million in adjustments to servicing assets, $11.1 million in adjustments to residual interests on securitizations, reflecting increasing delinquencies and loss assumptions, and $5.0 million in adjustments to equity investments.

Investment in Operating Lease Assets

     Leasing expense represents expenses related to our auto leasing activities. Because the leases are accounted for as operating leases, the corresponding assets are capitalized and depreciated to their estimated residual values over their lease terms. This depreciation expense is included in leasing expenses, along with the amortization of capitalized initial direct lease costs and impairment charges. Leasing expenses for the second quarter of 2002 were $16.1 million as compared to $27.3 million for the second quarter of 2001. Leasing expenses were $31.1 million for the first six months of 2002 as compared to $45.0 million for the first six months of 2001. The decreases in leasing expenses, as compared to respective prior periods, were primarily due to lower provision for impairment combined with lower depreciation expense associated with the declining balance of our auto-related operating lease portfolio. These were partially offset by a $1.5 million payment made to Lendco Financial Services related to certain residual and credit incentives pursuant to our purchase contract with Lendco. We ceased purchasing auto leases in June 2000. Leasing expenses for the three- and six-month periods ended June 30, 2001 included $10.0 million of additional provision for impairment primarily as a result of revising the estimated residual values associated with the auto lease portfolio.

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

     For those leases considered impaired, the Company then estimated the fair value of the lease. The fair value was determined by calculating the present value of the future estimated cash flows again assuming the probabilities of each of the three disposition scenarios. The present value was calculated using current market rates which are similar to the original contract lease rate. For those impaired leases where the estimated fair value was less than the net book value, an impairment charge was recorded for the difference. Since the inception of the lease portfolio in June 1998, the Company has recorded additional monthly depreciation charges, also included in leasing expense, to provide for losses that may be incurred at the end of the lease terms. At June 30, 2002 and December 31, 2001, the Company had net impairment and additional monthly charges against its automobile operating leases outstanding on those dates of $31.2 million and $32.7 million, respectively.

     Significant assumptions underlying the automobile lease impairment analysis that are susceptible to possible change in the near term include the projected ALG residual values and the estimated probabilities of each of the three disposition scenarios. For example, if ALG projected residual values decline by $250 for each vehicle, approximately 1,772 additional vehicles of its 14,986 vehicles would be considered impaired at June 30, 2002 and therefore subject to a possible impairment charge. At June 30, 2002, a total of 7,541 vehicles were considered impaired. Further, if the aggregate number of lessees that return their vehicle to the Company at the end of the lease term is higher than currently projected, the number of impaired vehicles could be higher as the amount realized under this scenario is generally less than if the lessee purchases their automobile prior to the end of the lease term, either at a discount or at the full contractual residual amount.

Capital Securities

     On December 21, 1998, we issued $90 million in Capital Securities through Bay View Capital I, a business trust formed to issue the securities. The Capital Securities, which were sold in an underwritten public offering, accrue quarterly cumulative dividends at an annual rate of 9.76% of the liquidation value of $25 per share. Dividend expense on the Capital Securities was $2.6 million for the second quarter of 2002 as compared to $2.3 million for the second quarter of 2001. Dividend expense on the Capital Securities was $5.2 million for the first six months of 2002 as compared to $4.6 million for the first six months of 2001.

     In September of 2000, we entered into an agreement with the Federal Reserve Bank which requires that we obtain their approval prior to disbursing any dividends associated with our Capital Securities. Beginning with the third quarter of 2000, we have not received approval to disburse the quarterly dividends. As a result, pursuant to the terms of the Capital Securities, we have deferred distributions until such time as approval can be obtained. We fully intend to continue to seek such approval; however, we cannot predict when approval may be obtained. During this deferral period, distributions to which holders are entitled will continue to accrue at an annual rate of 9.76% of the liquidation amount of $25 per Capital Security, plus accumulated additional distributions at the same rate, compounded quarterly, on any unpaid distributions (to the extent permitted by law). Holders of the Capital Securities at the time the distribution of dividends is resumed will receive the cumulative deferred distributions plus the cumulative interest thereon. Deferred dividends and interest, which were fully accrued, were $19.2 million at June 30, 2002 as compared to $14.1 million at December 31, 2001.

Real Estate Owned

     The net expense related to our real estate owned was $0.3 million for the second quarter of 2002 as compared to $9,000 for the second quarter of 2001. Net expense related to our real estate owned was $0.9 million for the first six months of 2002 as compared to net income of $9,000 for the first six months of 2001. Additionally, we recorded $204,000 of provision for losses on real estate owned during the first quarter of 2002. The increases in expenses and provision related to real estate owned, as compared to the respective prior periods, were primarily due to increases in real estate owned activity, primarily representing foreclosed franchise properties.

Income Taxes

     The Company recorded tax benefits of $3.7 million and $5.6 million for the second quarter and the first six months of 2002, respectively. The tax benefit for the first six months of 2002 included a tax benefit of $1.6 million on a pre-tax loss of $2.8 million and a tax benefit of $4.0 million related to the loss incurred on the 2001 stock sale by Bay View Bank of the legal entity Bay View Franchise Mortgage Acceptance Company. The Company recorded no tax benefit for this loss in its 2001 financial statements. The $4.0 million tax benefit was a result of a change in federal tax regulation that occurred in the first quarter of 2002 allowing the Company to deduct a portion of the loss associated with the sale of BVFMAC. The effective tax rate used in computing the $1.6 million tax benefit for the first six months of 2002 was 57.7%. This effective tax rate differs from the statutory rate primarily due to the realization of nondeductible goodwill upon the anticipated execution of the Company’s tax planning strategy in the second half of the year. For the second quarter and the first six months of 2001, the Company recorded a $59.5 million tax benefit at a 36.5% effective tax rate. For the first quarter of 2001, the Company recorded no tax benefit on the pre-tax loss of $8.0 million because, at that time, management could not determine that it was more likely than not that the Company would realize benefits in the amount of these additional deferred tax assets.

     The Company believes it will be able to fully utilize its $178.7 million of net deferred tax assets at June 30, 2002. In order to fully utilize its net operating loss carryforwards prior to their expiration dates, however, the Company will be required to execute certain tax planning strategies identified in 2001, primarily the sale of a portion of the Bank’s retail branches, as discussed elsewhere herein, during the second half of 2002.

     During 2000, the Company recorded a $26.0 million valuation allowance against its gross deferred tax assets primarily relating to approximately $48.6 million in federal net operating loss carryforwards that were expiring in 2001 as the Company did not expect to be able to fully utilize these amounts prior to their expiration date. In May 2001, the Company raised $137.5 million of additional capital which enabled the Company to implement a new strategic plan, including the disposition of non-core and higher-risk assets. As a result of these actions, the Company’s ability to generate future taxable income is more predictable. During 2001, the Company also executed certain transactions that resulted in significant amounts of taxable income. These transactions included the sale of the BVFMAC legal entity which generated significant taxable income related to previously deferred gains in the franchise securitization trusts. The Company also executed a financing secured by the contractual cash flows of our auto operating lease portfolio that was treated as a sale for income tax purposes and generated $136.5 million in taxable income. Primarily as a result of these transactions, the Company generated sufficient taxable income during the year to be able to utilize the majority of its net operating loss carryforwards expiring in 2001. As a result, the Company eliminated the $26.0 million valuation allowance against its gross deferred tax assets during 2001. In addition, the Company identified tax planning strategies which included the sale of certain assets obtained in connection with a previous purchase business combination with significant built-in gains for tax purposes which would be triggered in the event of a sale. Such a transaction would not only generate significant levels of taxable income, but would also increase the limitation on the utilization of the net operating loss carryforward acquired in connection with a previous purchase business combination.

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

Normalized Net Interest Income and Net Interest Margin

     Normalized net interest income and net interest margin include net rental income from our auto leasing activities (that is, the excess of rental income over depreciation expense and impairment charges on auto-related lease assets), which are principally funded by our deposits, and also include expenses related to our Capital Securities. Because our auto leases are accounted for as operating leases, the rental income is reflected as noninterest income and the related expenses, including depreciation expense and impairment charges, are reflected as noninterest expenses, in accordance with GAAP.

     Normalized net interest income for second quarter of 2002 was $37.9 million as compared to $36.5 million for the second quarter of 2001. Normalized net interest income for the first six months of 2002 was $76.1 million as compared to $76.0 million for the first six months of 2001. Normalized net interest margin for the second quarter of 2002 was 4.35% as compared to 3.13% for the second quarter of 2001. Normalized net interest margin for the first six months of 2002 was 4.33% as compared to 3.17% for the first six months of 2001. The following tables illustrate normalized net interest income and net interest margin, by platform, for the periods indicated:

	For the Three Months Ended

	June 30, 2002		June 30, 2001

	Normalized	Normalized	Normalized	Normalized
	Net	Net	Net	Net
	Interest	Interest	Interest	Interest
	Income	Margin	Income	Margin

		(Dollars in thousands)
Retail Platform	$17,211	3.63%	$16,168	2.40%
Commercial Platform	20,698	5.21	20,299	4.14

Total	$37,909	4.35%	$36,467	3.13%

	For the Six Months Ended

	June 30, 2002		June 30, 2001

	Normalized	Normalized	Normalized	Normalized
	Net	Net	Net	Net
	Interest	Interest	Interest	Interest
	Income	Margin	Income	Margin

		(Dollars in thousands)
Retail Platform	$34,811	3.63%	$32,934	2.41%
Commercial Platform	41,302	5.17	43,082	4.19

Total	$76,113	4.33%	$76,016	3.17%

     The increases in normalized net interest income for the second quarter of 2002, as compared to the second quarter of 2001, and for the first six months of 2002, as compared to the first six months of 2001, were largely due to higher normalized net interest margin partially offset by lower average interest-earning asset balances. The increases in normalized net interest margin continue to be attributable to lower overall funding costs, including lower deposit costs and funding costs associated with the declining balance of our auto-related operating lease assets, partially offset by lower asset yields. The decreases in average interest-earning assets were primarily due to asset sales and payoffs throughout 2001 and 2002, as previously discussed, combined with the declining balance of our auto-related operating lease assets. The following tables illustrate average interest-earning assets, including our auto-related operating lease assets, by platform, for the periods indicated:

	Average Interest-Earning
	Assets for the Three Months Ended

	June 30,	June 30,
	2002	2001

	(Dollars in thousands)
Retail Platform	$1,898,106	$2,682,723
Commercial Platform	1,587,735	1,948,223

Total	$3,485,841	$4,630,946

	Average Interest-Earning
	Assets for the Six Months Ended

	June 30,	June 30,
	2002	2001

	(Dollars in thousands)
Retail Platform	$1,921,013	$2,706,616
Commercial Platform	1,598,844	2,041,634

Total	$3,519,857	$4,748,250

     The decreases in the Retail Platform’s average interest-earning assets, including our auto-related operating lease assets, reflects the impact of the sales of loans, mortgage-backed and other investment securities during 2001 and 2002 as well as the declining balance of our auto-related operating lease assets, as previously disclosed or discussed elsewhere herein. The decreases in the Commercial Platform’s average interest-earning assets reflects franchise loan and factored receivables sales during 2001 and 2002 as well as the impact of the writedowns related to the revaluation of our franchise-related assets during 2001. The following table illustrates interest-earning assets, including our auto-related operating lease assets, by platform, as of the dates indicated:

	At	At	At
	June 30,	December 31,	June 30,
	2002	2001	2001

	(Dollars in thousands)
Retail Platform	$1,840,591	$1,793,499	$1,931,453
Commercial Platform	1,503,585	1,541,310	1,833,502

Total	$3,344,176	$3,334,809	$3,764,955

     The increase in the Retail Platform’s interest-earning assets, including our auto-related operating lease assets, at June 30, 2002, as compared to December 31, 2001, was primarily due to the redeployment of non interest-earning cash at December 31, 2001 into interest-earning short-term investments during the first quarter of 2002 combined with purchases of investment securities during the first six months of 2002. These were partially offset by the sale of our mortgage-backed securities and the declining balance of our auto-related operating lease assets, as previously discussed. The decrease in the Commercial Platform’s interest-earning assets was primarily due to the sale of Bay View Funding and its factored receivables and the franchise loan sales and payoffs.

Balance Sheet Analysis

     Our total assets were $3.8 billion at June 30, 2002, as compared to $4.0 billion at December 31, 2001. The slight decrease in total assets was primarily due to a decline in cash and short-term investments, resulting from our strategy to reduce higher-cost certificates of deposit, loan sales and paydowns, sales of investment securities and the run-off of our operating lease assets. These were partially offset by loan originations and purchases of investment securities during the first six months of 2002.

Securities

     The following table illustrates our securities portfolio as of the dates indicated:

	June 30, 2002		December 31, 2001

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

		(Dollars in thousands)
Available-for-sale
Federal National Mortgage Association stock	$580	$706	$580	$761
Federal Home Loan Bank callable notes	—	—	10,000	9,988
Asset-backed securities	33,805	33,847	14,129	14,096
Trust preferred securities	49,747	49,575	48,082	47,907
Other investment securities	13,540	13,598	12,287	12,354
Retained interests in securitizations	14,599	14,599	13,874	13,874

Total investment securities	112,271	112,325	98,952	98,980

Mortgage-backed securities:
Fannie Mae	25,375	25,983	89,083	90,256
Freddie Mac	40,131	40,372	73,850	73,670
Government National Mortgage Association	2,432	2,422	2,837	2,835
Collateralized mortgage obligations	102,548	102,565	112,247	112,130

Total mortgage-backed securities	170,486	171,342	278,017	278,891

Total securities available-for-sale	$282,757	$283,667	$376,969	$377,871

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

     We sold $91.4 million of mortgage-backed securities during the first six months of 2002. Gross gains of $1.2 million were realized on the sales. The sales were offset by purchases of $60.0 million of mortgage-backed securities and $54.9 of asset-backed securities during the first six months of 2002.

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

Loans and Leases

     The following table illustrates our loan and lease portfolio as of the dates indicated:

	June 30,	December 31,
	2002	2001

	(Dollars in thousands)
Loans and leases receivable:
Retail Platform:
Single-family mortgage loans	$174,776	$277,288
High loan-to-value home equity loans and lines of credit	12,288	13,835
Other home equity loans and lines of credit	149,254	130,784
Auto loans(1)	502,016	444,607

Total retail loans	838,334	866,514
Commercial Platform:
Multi-family mortgage loans	847,136	697,339
Commercial mortgage loans	230,857	289,093
Franchise loans	83,007	119,464
Asset-based loans, syndicated loans, factored receivables and commercial leases	223,239	310,070
Business loans	85,249	79,883

Total commercial loans and leases	1,469,488	1,495,849
Premiums and discounts and deferred fees and costs, net	17,990	14,215

Gross loans and leases held-for-investment	2,325,812	2,376,578
Allowance for loan and lease losses	(38,945)	(49,791)

Loans and leases held-for-investment, net	2,286,867	2,326,787
Loans and leases held-for-sale(2)	30,478	40,608

Loans and leases receivable	$2,317,345	$2,367,395

(1)	Amounts exclude auto-related operating lease assets reported separately from loans and leases totaling $266.7 million at June 30, 2002 and $339.3 million at December 31, 2001.

(2)	Includes loans with an unpaid principal balance of $37.3 million at June 30, 2002 and $48.5 million at December 31, 2001.

     The decrease in loans and leases receivable at June 30, 2002, as compared to December 31, 2001, was primarily due to the sale of $25.3 million in factored receivables related to the sale of Bay View Funding, the sale of $6.7 million in franchise loans, the June settlement agreement with JP Morgan Chase Bank which resulted in the removal of approximately $12 million in nonaccruing franchise loans from our consolidated balance sheet and loan payoffs during the first six months of 2002. These were offset by strong multi-family mortgage and consumer loan originations.

     Our exposure to higher-risk franchise assets was further reduced during the quarter as the unpaid principal balance of our franchise loan portfolio decreased to $125 million at June 30, 2002 from $174 million at December 31, 2001. Net of mark-to-market valuation adjustments, the net book value of our franchise loan portfolio was $113.5 million at June 30, 2002 as compared to $160.1 million at December 31, 2001. Loans held-for-sale totaled $30.5 million as of June 30, 2002, all of which represented franchise loans held-for-sale.

     We currently focus our loan and lease origination efforts on high-quality consumer and commercial loans and leases including multi-family and commercial mortgage loans. The following tables illustrate our loan and lease originations for the periods indicated:

	For the Three Months Ended

	June 30,	June 30,
	2002	2001

	(Dollars in thousands)
Loan and lease originations:
Home equity loans and lines of credit	$30,582	$21,464
Auto loans	86,635	80,041
Multi-family and commercial mortgage loans	77,504	74,542
Asset-based loans, syndicated loans, factored receivables and commercial leases	8,539	33,894
Business loans	15,753	14,457

Total originations	$219,013	$224,398

	For the Six Months Ended

	June 30,	June 30,
	2002	2001

	(Dollars in thousands)
Loan and lease originations:
Home equity loans and lines of credit	$54,460	$37,902
Auto loans	169,037	153,164
Multi-family and commercial mortgage loans	190,683	95,732
Asset-based loans, syndicated loans, factored receivables and commercial leases	16,791	48,182
Business loans	22,584	25,264

Total originations	$453,555	$360,244

Credit Quality

     We define nonperforming assets as nonaccrual loans and leases, real estate owned, defaulted mortgage-backed securities and other repossessed assets. We define nonaccrual loans and leases as loans and leases 90 days or more delinquent as to principal and interest payments (unless the principal and interest are well secured and in the process of collection) and loans and leases less than 90 days delinquent designated as nonperforming when we determine that the full collection of principal and/or interest is doubtful. We generally do not record interest on nonaccrual loans and leases.

     The following table illustrates our nonperforming assets as of the dates indicated:

	June 30,	December 31,
	2002	2001

	(Dollars in thousands)
Nonaccrual loans and leases	$55,021	$79,722
Real estate owned	4,611	9,462
Other repossessed assets	741	633

Nonperforming assets	$60,373	$89,817

     The decrease in total nonperforming assets at June 30, 2002, as compared to December 31, 2001, was primarily due to the removal of the $12 million in nonperforming franchise loans related to the JP Morgan Chase settlement, the sale of approximately $1.8 million in franchise real estate owned and a decrease in nonaccruing franchise loans. Nonperforming assets excluding franchise-related assets were $25.1 million at June 30, 2002, as compared to $20.2 million at December 31, 2001, while non-franchise nonaccrual loans and leases were $26.6 million at June 30, 2002 as compared to $17.5 million at December 31, 2001.

     The following table illustrates, by platform, nonperforming assets and nonperforming assets as a percentage of consolidated total assets:

	Nonperforming Assets
	as a Percentage of Consolidated Total Assets

	June 30, 2002		December 31, 2001

		(Dollars in thousands)
Retail Platform:
Single-family mortgage loans	$3,016	0.08%	$2,455	0.06%
Home equity loans and lines of credit	335	0.01	470	0.01
Auto loans	825	0.02	1,034	0.03

Total retail platform	4,176	0.11	3,959	0.10

Commercial Platform:
Multi-family mortgage loans	78	—	67	—
Commercial real estate loans	5,739	0.15	7,822	0.19
Franchise loans	35,323	0.94	69,583	1.74
Asset-based loans, syndicated loans, factored receivables and commercial leases	14,447	0.39	8,003	0.20
Business loans	610	0.02	383	0.01

Total commercial platform	56,197	1.50	85,858	2.14

Total	$60,373	1.61%	$89,817	2.24%

     The following table illustrates, by platform, loans and leases delinquent 60 days or more as a percentage of gross loans and leases:

	Loans and Leases Delinquent 60 Days or More
	as a Percentage of Gross Loans and Leases

	June 30, 2002		December 31, 2001

		(Dollars in thousands)
Retail Platform	$5,815	0.25%	$7,802	0.32%
Commercial Platform	54,321	2.30	62,221	2.58

Total	$60,136	2.55%	$70,023	2.90%

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

     After the quarterly evaluations are completed and the various requirements are tabulated, any deficiency is covered through provisions to the ALLL. Through the budget process, these provisions are estimated for the entire year and adjusted after the quarterly evaluations if necessary. This entire process of evaluating the adequacy of the ALLL is subjective and judgmental. In accordance with our methodology, this process consists of three major components as described below:

1.	Allowance for loans and leases that are individually evaluated. These loans and leases are generally larger commercial or income-producing real estate loans or leases that are evaluated on an individual basis at least quarterly in accordance with our internal grading processes and smaller homogeneous loans that have been adversely graded. Loans adversely graded receive a specific allowance allocation predicated on the individual analysis using the various techniques mentioned above. Pass credits within each loan category receive a general allowance component consistent with the evaluation of the factors within that portfolio. Loans considered impaired receive further testing as required under Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan,” and any resulting permanent impairment is charged off to the ALLL. These grades and the specific allowance allocations are routinely reviewed for accuracy through an independent review process and by the bank’s regulatory agencies.

2.	Allowance for groups of homogeneous loans and leases that currently exhibit no identifiable weaknesses and are collectively evaluated. The smaller balance homogeneous loans and leases generally consist of single-family mortgage loans and consumer loans, including auto loans, home equity loans and lines of credit and unsecured personal loans. The larger loans and leases generally consist of commercial or income-producing real estate loans and leases that are grouped into pools with common characteristics. An allowance factor is derived that is an estimate of the probable losses that are inherent in these pools. These factors are based primarily on the historical loss experience tracked over various time periods up to three years with specific attention given to recent trend analysis. Other factors including delinquency, adverse classification trends, and industry experience are also evaluated. The resulting allowance is the sum of the allocations in each category.

3.	Unallocated Allowance. The third component is to absorb losses not provided for by the other two components. Other factors come into play that may have an impact on loan losses. These include, but are not limited to, changes in economic conditions in areas where we loan money, increased risk in lending into new areas with new products, and timing difference between the receipt and evaluation of loan data. Another important risk that this component takes into consideration is the general level of imprecision involved with any ALLL analysis process. The first two components are driven primarily by historical factors and evaluation of existing and near-term events. While these components are believed to be adequate under existing conditions, they remain subjective and judgmental. The unallocated portion of the ALLL is management’s best efforts to ensure that the overall allowance appropriately reflects the probable losses inherent in the loan and lease portfolio.

     The allowance for loan and lease losses at June 30, 2002 was $38.9 million as compared to $49.8 million at December 31, 2001. The decrease in the allowance for losses on loans and leases was primarily related to net charge-offs in excess of loan loss provision expense during the three- and six-month periods ended June 30, 2002.

     The allowance for loan and lease losses at June 30, 2002 represents 1.67% of gross loans and leases held-for-investment. Within this allowance, $10.7 million is specifically allocated to the total franchise portfolio and represents 12.86% of that portfolio. As such, this particular segment of our total loan portfolio, while relatively small, contains the most exposure to potential credit loss. This is a discontinued lending operation and the size of this portfolio declined significantly since December 31, 2000. The balance of the allowance of $28.2 million, including $2.7 million of unallocated reserves, represents 1.26% of the remaining loan portfolio. In addition, within the held-for-investment portfolio of franchise loans is another $4.3 million of mark-to-market valuation adjustments on loans transferred from held-for-sale to held-for-investment which is available to absorb losses on these loans.

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

     The following table illustrates the allowance for loan and lease losses as a percentage of nonperforming assets and gross loans and leases, excluding loans and leases held-for-sale:

	Allowance for Loan and Lease Losses as a
	Percentage of Specified Assets

	June 30, 2002		December 31, 2001

	(Dollars in thousands)
	Assets	Percent	Assets	Percent

Nonperforming assets	$60,373	65%	$89,817	55%
Gross loans and leases held-for-investment	$2,325,812	1.67%	$2,376,578	2.10%

     The following table illustrates the changes in the allowance for losses on loans and leases for the periods indicated:

	Three Months	Six Months	Year
	Ended	Ended	Ended
	June 30,	June 30,	December 31,
	2002	2002	2001

	(Dollars in thousands)
Beginning balance	$46,151	$49,791	$73,738
Transfers of loans to held-for-sale	(1,836)	(1,836)	(53,606)
Charge-offs:
Mortgage	—	—	(1,488)
Home equity loans and lines of credit	(265)	(836)	(10,296)
Auto	(1,300)	(2,372)	(3,809)
Asset-based loans, syndicated loans, factored receivables and commercial leases	(4,567)	(6,150)	(9,397)
Franchise	(3,824)	(10,063)	(24,197)
Business	(53)	(66)	(2,509)

	(10,009)	(19,487)	(51,696)
Recoveries:
Mortgage	—	—	283
Home equity loans and lines of credit	143	325	4,602
Auto	558	857	1,526
Asset-based loans, syndicated loans, factored receivables and commercial leases	289	715	2,479
Franchise	48	48	196
Business	1	32	379

	1,039	1,977	9,465
Net charge-offs	(8,970)	(17,510)	(42,231)
Provision for losses on loans and leases	3,600	8,500	71,890

Ending balance	$38,945	$38,945	$49,791

Net charge-offs to average loans and leases (annualized)	1.47%	1.44%	1.51%

     During 2001 and the first six months of 2002, the allowance for loan and lease losses decreased as we transferred and subsequently sold loans from our held-for-investment portfolio to our held-for-sale portfolio. During 2001, the transfer of loans from held-for-investment to held-for-sale resulted in a $53.6 million reduction to the allowance for loan and lease losses related to mark-to-market adjustments on these loans, consisting of $48.8 million in net reductions related to the sale of franchise loans and $4.8 million related to home equity loans. During the first six months of 2002, the transfer of loans from held-for-investment to held-for-sale resulted in a $1.8 million reduction in the allowance for loan and lease losses related to the sale and payoff of franchise and other commercial loans.

Deposits

     As a primary part of our business, we generate deposits for the purpose of funding loans, leases and securities. The following table illustrates deposits as of the dates indicated:

	June 30, 2002		December 31, 2001

	Amount	Rates	Amount	Rates

	(Dollars in thousands)
Transaction accounts	$1,837,291	1.29%	$1,950,699	1.48%
Retail certificates of deposit	1,195,510	2.70	1,284,228	3.53

Total	$3,032,801	1.85%	$3,234,927	2.29%

Transaction accounts as a percentage of total deposits		60.6%		60.3%

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

     During 2001, we significantly reduced our borrowings as part of our strategic plan, completely eliminating short-term borrowings including collateralized advances from the Federal Home Loan Bank of San Francisco, warehouse lines and securities sold under agreements to repurchase. At June 30, 2002, our remaining borrowings include subordinated debt, capital securities and other borrowings related to the financing secured by our auto lease contractual cash flows during the fourth quarter of 2001.

     The following table illustrates outstanding borrowings as of the dates indicated:

	June 30, 2002	December 31, 2001

	(Dollars in thousands)
Subordinated Notes, net	$149,664	$149,632
Other borrowings	95,993	137,536
Capital Securities	90,000	90,000

Total	$335,657	$377,168

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

     At June 30, 2002, we had liquidity levels with cash and cash equivalents in excess of $463 million, representing approximately 15% of total deposits.

     To assist you in analyzing our liquidity, you should review our Consolidated Statements of Cash Flows at Item 1. “Financial Statements.”

Capital Resources

     Management seeks to maintain adequate capital to support anticipated credit risks and to ensure that Bay View Capital Corporation and Bay View Bank are in compliance with all regulatory capital guidelines. Stockholders’ equity totaled $342.1 million at June 30, 2002 as compared to $336.2 million at December 31, 2001. This increase was largely due to our earnings during the first six months of 2002. Tangible stockholders’ equity, which excludes intangible assets, was $225.6 million at June 30, 2002 as compared to $212.6 million at December 31, 2001. This increase was primarily due to earnings for the first six months of 2002 and the conversion of $6.5 million of goodwill to tangible equity related to the sale of Bay View Funding.

     The following table illustrates the reconciliation of our stockholders’ equity to tangible stockholders’ equity as of the dates indicated:

	At	At
	June 30,	December 31,
	2002	2001

	(Dollars in thousands,
	except per share amounts)
Stockholders’ equity	$342,071	$336,187
Intangible assets	(116,426)	(123,573)

Tangible stockholders’ equity	$225,645	$212,614

Book value per share	$5.46	$5.37

Tangible book value per share	$3.60	$3.40

     The following table illustrates the changes in our tangible stockholders’ equity for the periods indicated:

	Six Months	Year
	Ended	Ended
	June 30,	December 31,
	2002	2001

	(Dollars in thousands)
Beginning tangible stockholders’ equity	$212,614	$162,913
Net income (loss)	2,832	(101,170)
Net proceeds from issuance of common stock	—	108,000
Net proceeds from issuance of preferred stock	—	26,400
Monetization of goodwill related to sale of Bay View Funding	6,484	—
Expense realized on stock options with below market exercise price	1,343	5,219
Amortization of intangible assets	662	11,280
Exercise of stock options, conversion of stock warrants and distribution of directors’ retirement plan shares	628	166
Change in debt of ESOP	1,071
Other	11	(194)

Ending tangible stockholders’ equity	$225,645	$212,614

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

     Bay View Bank’s regulatory capital levels at June 30, 2002 exceeded both the requirements necessary to be considered adequately capitalized as well as the requirements necessary to be considered well-capitalized as illustrated in the following table:

			Minimum		Well-Capitalized
	Actual		Requirement		Requirement

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Tier 1 leverage	$238,478	6.86%	$139,147	4.00%	$173,934	5.00%
Tier 1 risk-based	$238,478	8.33%	$114,577	4.00%	$171,866	6.00%
Total risk-based	$324,367	11.32%	$229,155	8.00%	$286,443	10.00%

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

     At June 30, 2002, Bay View Capital Corporation’s regulatory capital levels exceeded the requirements necessary to be considered adequately capitalized as illustrated in the following table:

			Minimum
	Actual		Requirement

	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Tier 1 leverage	$156,863	4.46%	$140,647	4.00%
Tier 1 risk-based	$156,863	5.05%	$124,298	4.00%
Total risk-based	$274,195	8.82%	$248,596	8.00%

Share Repurchase Program

     Our outstanding shares of common stock were 62,697,831 at June 30, 2002 and 62,579,129 at December 31, 2001. In August 1998, our Board of Directors authorized the repurchase of up to $50 million in shares of our common stock. We repurchased 460,000 shares of our common stock during 1999. We did not repurchase any shares of our common stock during 2000, 2001 and the first six months of 2002. In November 1999, all of our treasury shares were reissued in conjunction with the acquisition of FMAC. At June 30, 2002, we had approximately $17.6 million in remaining authorization available for future share repurchases. Pursuant to our agreement with the Federal Reserve Bank of San Francisco, we must obtain prior written approval before repurchasing shares.

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

Caps

     Interest rate caps are option contracts that limit the cap holder’s risk associated with an increase in interest rates. If rates go above a specified interest rate (strike price or cap rate), the cap holder is entitled to receive cash payments equal to the excess of the market rate over the strike price multiplied by the notional amount. We had interest rate caps with notional amounts of $100.0 million at June 30, 2002 and $180.0 million at December 31, 2001. Our interest rate caps had cap rates at 7.00% and a cap index based on either the one- or three-month LIBOR rate. These caps are reported at their fair value with realized and unrealized gains and losses charged to earnings when incurred. We have not prescribed any value to our interest rate caps at June 30, 2002. The fair value of our interest rate caps was $5,000 at December 31, 2001.

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

     The following table illustrates our combined asset and liability repricing as of June 30, 2002:

	Repricing Period

	Under	Between	Between	Over
	One	One and	Three and	Five
	Year	Three Years	Five Years	Years	Total

		(Dollars in thousands)
Assets:
Cash and investments	$471,395	$50,317	$11,989	$16,107	$549,808
Mortgage-backed securities and loans and leases(1)	2,038,274	521,463	177,682	56,949	2,794,368

Total interest rate sensitive assets	$2,509,669	$571,780	$189,671	$73,056	$3,344,176

Liabilities:
Deposits:
Transaction accounts(2)	$1,101,007	$736,284	$—	$—	$1,837,291
Retail certificates of deposit	1,058,815	133,485	2,646	564	1,195,510
Borrowings(3)	24,752	54,178	17,063	239,664	335,657

Total interest rate sensitive liabilities	$2,184,574	$923,947	$19,709	$240,228	$3,368,458

Repricing gap-positive (negative)	$325,095	$(352,167)	$169,962	$(167,172)	$(24,282)

Cumulative repricing gap-positive (negative)	$325,095	$(27,072)	$142,890	$(24,282)

(1)	Based on assumed annual prepayment and amortization rates, which approximate our historical experience.

(2)	We estimate transaction accounts repricing based on historical trends and the nature and types of our transaction accounts.

(3)	Includes Capital Securities.

     The simulation model discussed above also provides our Risk Management Committee with the ability to simulate our net interest income. In order to measure, at June 30, 2002, the sensitivity of our forecasted net interest income to changing interest rates, both a rising and falling interest rate scenario were projected and compared to a base market interest rate forecast derived from the current treasury yield curve. For the rising and falling interest rate scenarios, the base market interest rate forecast was increased, on an instantaneous and sustained basis, by 100 to 300 basis points and decreased by 100 and 200 basis points. At June 30, 2002, our net interest income was within our policy guidelines given a hypothetical increase in market interest rates, while falling outside our policy guidelines given a hypothetical decrease in market rates. Actions taken by the Federal Reserve to lower the fed funds rate during the past year have reduced market interest rates to unusually low levels, and allowed us to reduce rates paid on our deposits to below 2% and, for certain transaction accounts, below 1%. From these interest rate levels, further hypothetical decreases in market interest rates continue to reduce yields on our interest-earning assets, while further declines in the cost of our deposits are limited by their very low existing rates. This causes our net interest income to decline more rapidly under the hypothetical decreases in market interest rates. The following table illustrates the sensitivity of our net income relative to the hypothetical changes to the market rates:

	Net Interest Income

Projected effect:	-200 bp	-100 bp	+100 bp	+200 bp	+300 bp

Net interest income	$123,132	$128,590	$140,335	$140,268	$141,337
% Increase (decrease) from base net interest income	(10.04)%	(6.06)%	2.52%	2.47%	3.25%
Policy guideline	(8.00)%	(5.00)%	(5.00)%	(8.00)%	(15.00)%

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On June 25, 2002, Bay View Capital Corporation and Bay View Bank entered into a settlement agreement with JP Morgan Chase Bank (“JP Morgan Chase”), successor by merger to Morgan Guaranty Trust Company of New York (“Morgan Guaranty”) relating to the complaint filed on November 9, 2000, in the U.S. District Court, Southern District of New York, against Bay View Franchise Mortgage Acceptance Company (“BVFMAC”).

Throughout 1999, the former Franchise Mortgage Acceptance Company (“FMAC”) originated approximately $80.5 million in loans (“Loans”) to a group of borrowers consisting of Cimm’s Incorporated and its affiliates. Prior to its acquisition by the Company in 1999, FMAC sold approximately $57 million of the Loans to Morgan Guaranty. In early 2001, the Company’s Board appointed a new management team that implemented a strategic plan to exit non-core businesses and refocus on its banking operations in Northern California. As part of that strategy, the Company and the Bank sold BVFMAC and signed a specific agreement to indemnify BVFMAC with respect to the claim, which was pending at the time of the sale.

Without admitting the truth of the allegations raised in the claim, the Bank agreed to pay to JP Morgan Chase consideration consisting of the transfer of non-performing loans held by the Bank along with a cash payment of $1.1 million, in exchange for which JP Morgan Chase agreed to release all claims against BVFMAC, the Bank and the Company relating to the sale of the Loans.

The settlement resulted in a $13.1 million pre-tax charge to earnings recorded in the second quarter; and the removal of approximately $12 million of non-performing loans from the Company’s consolidated balance sheet.

We are involved as plaintiff or defendant in various other legal actions and are occasionally exposed to unasserted claims arising in the normal course of business. In the opinion of management, after consultation with counsel, the resolution of these other legal actions will not have a material adverse effect on our consolidated financial condition or results of operations.

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of our stockholders, held April 25, 2002, the stockholders considered the following proposals:

I.	The election of two directors of Bay View Capital Corporation:

The following were re-elected: John R. McKean Roger K. Easley

The vote on the election of the directors at the annual meeting was as follows:

	For	Withheld or Against

John R. McKean	56,067,014	705,298
Roger K. Easley	56,080,994	691,318

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

a(i)	Computation of Ratios of Earnings to Fixed Charges (Exhibit 12)

b(i)	The Registrant filed the following report on Form 8-K dated June 26, 2002 during the three months ended June 30, 2002:

The Registrant and its wholly-owned subsidiary, Bay View Bank, entered into a settlement with JP Morgan Chase Bank relating to the complaint filed on November 9, 2000, in the U.S. District Court, Southern District of New York, against Bay View Franchise Mortgage Acceptance Company.

b(ii)	The Registrant filed the following report on Form 8-K dated June 14, 2002 during the three months ended June 30, 2002:

On June 12, 2002, the Registrant engaged Deloitte & Touche LLP as the Company’s principal accountants for the fiscal year ending December 31, 2002.

b(iii)	The Registrant filed the following report on Form 8-K dated May 31, 2002 during the three months ended June 30, 2002:

On May 23, 2002, the Registrant terminated Arthur Andersen LLP as the Company’s principal accountants and was evaluating alternatives for its principal accountants for the fiscal year ending December 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAY VIEW CAPITAL CORPORATION Registrant
DATE: August 7, 2002	BY:	/s/ John W. Rose

John W. Rose Executive Vice President and Chief Financial Officer (Principal Financial Officer)
	BY:	/s/ Jeffrey O. Butcher

Jeffrey O. Butcher Senior Vice President and Controller (Principal Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER OF BAY VIEW CAPITAL CORPORATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     We certify that, to the best of our knowledge and belief, the Quarterly Report on Form 10-Q of Bay View Capital Corporation for the period ending June 30, 2002:

(1)	complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Bay View Capital Corporation.

BY:	/s/ Robert B. Goldstein	BY:	/s/ John W. Rose

	Robert B. Goldstein President and Chief Executive Officer		John W. Rose Executive Vice President and Chief Financial Officer

DATE: August 7, 2002