Form 10-Q
period 2002-09-30
BAY VIEW CAPITAL CORP
filed 2002-11-15
CIK 840387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

         Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, Par Value $.01 (Title of Class)	Outstanding at October 31, 2002 62,769,676 shares

FORM 10-Q
INDEX

BAY VIEW CAPITAL CORPORATION

Page(s)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

Consolidated Statement of Net Assets (Liquidation Basis) as of September 30, 2002 and Consolidated Statement of Financial Condition (Going Concern Basis) as of December 31, 2001	4

Consolidated Statements of Operations and Comprehensive Income (Loss)	5-7

Consolidated Statements of Stockholders’ Equity	8

Consolidated Statements of Cash Flows	9-10

Notes to Consolidated Financial Statements	11-27

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28-59

Item 3. Quantitative and Qualitative Disclosures About Market Risk	60-63

Item 4. Controls and Procedures	63

PART II. OTHER INFORMATION

Other Information	64

Signatures	65

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	65

Forward-Looking Statements

         This Form 10-Q contains forward-looking statements which describe our future plans, strategies and expectations. All forward-looking statements are based on assumptions and involve risks and uncertainties, many of which are beyond our control and may cause our actual results, performance or achievements to differ materially from those that we anticipate. Factors that might affect forward-looking statements include, among other things:

•	our ability to remain in compliance with written regulatory agreements with government agencies;

•	the demand for our products;

•	actions taken by our competitors;

•	tax rate changes, new tax laws and revised tax law interpretations;

•	adverse changes occurring in the securities markets;

•	inflation and changes in prevailing interest rates that reduce our margins or the fair value of the financial instruments we hold;

•	economic or business conditions, either nationally or in our market areas, that are worse than we expect;

•	legislative or regulatory changes that adversely affect our business;

•	the timing, impact and other uncertainties of our asset sales or securitizations;

•	technological changes that are more difficult or expensive than we expect;

•	increases in delinquencies and defaults by our borrowers and other loan delinquencies;

•	our inability to sustain or improve the performance of our subsidiaries;

•	our inability to achieve the financial goals in our strategic plans, including any financial goals related to both contemplated and consummated asset sales;

•	the outcome of lawsuits or regulatory disputes;

•	credit and other risks of lending activities; and

•	our inability to use the net operating loss carryforwards and other net deferred tax assets that we currently have.

         Also, a number of events or factors could affect our plan of dissolution and stockholder liquidity distributions per share and the timing of distributions, including:

•	delays in obtaining regulatory approval by the Federal Reserve Bank and the Office of the Comptroller of the Currency;

•	unforeseen delays in our asset sales;

•	realization of deferred tax assets could be less than currently anticipated;

•	possible stockholder liability if we make stockholder distributions but do not establish adequate reserves for all of our expenses and liabilities as part of our liquidation;

•	the Company or the Bank may not be able to sell some of the assets we currently anticipate will be sold or at prices we project, including the expected (deferred) gain from the sale of the auto business; and

•	our liabilities and expenses could be more than currently anticipated resulting in an increase in the reserve for estimated costs during the period of liquidation.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bay View Capital Corporation and Subsidiaries
Consolidated Statement of Net Assets (Liquidation Basis) as of September 30, 2002 and
Consolidated Statement of Financial Condition (Going Concern Basis) as of December 31, 2001
(Unaudited)

	September 30, 2002	December 31, 2001

	Liquidation Basis	Going Concern Basis

	(Dollars in thousands)
ASSETS

Cash and cash equivalents:

Cash and due from depository institutions	$93,560	$357,008

Short-term investments	2,452,936	164,380

	2,546,496	521,388

Securities available-for-sale:

Investment securities	55,661	98,980

Mortgage-backed securities	119,958	278,891

Loans and leases held-for-sale	749,394	40,608

Loans and leases held-for-investment, net of allowance for loan and lease losses of $49.8 million at December 31, 2001	—	2,326,787

Investment in operating lease assets, net	228,544	339,349

Investment in stock of the Federal Home Loan Bank of San Francisco	15,868	24,157

Investment in stock of the Federal Reserve Bank	13,304	11,866

Real estate owned, net	4,576	9,462

Premises and equipment, net	10,740	13,145

Intangible assets	—	123,573

Income taxes, net	—	174,360

Other assets	151,932	51,539

Total assets	$3,896,473	$4,014,105

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:

Transaction accounts, net of $259,145 deposit premium at September 30, 2002	$1,520,307	$1,950,699

Retail certificates of deposit, net of $204,389 deposit premium at September 30, 2002	1,263,427	1,284,228

Brokered certificates of deposit	251,367	—

	3,035,101	3,234,927

Subordinated Notes, net	154,563	149,632

Other borrowings	77,828	137,536

Income taxes, net	14,531	—

Deferred gain	12,817	—

Other liabilities	44,164	65,823

Reserve for estimated costs during the period of liquidation	53,794	—

Total liabilities	3,392,798	3,587,918

Guaranteed Preferred Beneficial Interest in our Junior Subordinated Debentures (“Capital Securities”)	90,000	90,000

Stockholders’ equity:

Series preferred stock; authorized, 7,000,000 shares; outstanding, none	—	—

Common stock ($.01 par value); authorized, 80,000,000 shares; issued, 2002 - 62,818,527 shares; 2001 - 62,627,980 shares; outstanding, 2002 - 62,769,676 shares; 2001 - 62,579,129 shares	—	626

Additional paid-in capital	—	595,258

Accumulated deficit	—	(258,047)

Treasury stock, at cost; 2001 - 48,851 shares	—	(808)

Accumulated other comprehensive income (loss):

Unrealized gain on securities available-for-sale, net of tax	—	523

Minimum pension liability adjustment, net of tax	—	(294)

Debt of Employee Stock Ownership Plan	—	(1,071)

Total stockholders’ equity	—	336,187

Total liabilities and stockholders’ equity	$3,482,798	$4,014,105

Net assets in liquidation	$413,675

The accompanying notes are an integral part of these consolidated financial statements.

Bay View Capital Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended

	September 30, 2002	September 30, 2001

	Liquidation Basis	Going Concern Basis

	(Amounts in thousands, except per share amounts)
Interest income:

Interest on loans and leases	$30,174	$55,156

Interest on mortgage-backed securities	1,749	4,231

Interest and dividends on investment securities	7,140	5,942

	39,063	65,329

Interest expense:

Interest on deposits	15,978	30,691

Interest on borrowings	789	3,151

Interest on Subordinated Notes	3,716	3,716

	20,483	37,558

Net interest income	18,580	27,771

Provision for losses on loans and leases	2,200	3,257

Net interest income after provision for losses on loans and leases	16,380	24,514

Noninterest income:

Leasing income	16,886	22,675

Loan fees and charges	1,085	1,106

Loan servicing income	250	289

Account fees	1,939	2,015

Sales commissions	1,463	1,623

Gain on sale of assets and liabilities, net	18,090	2,251

Other, net	270	283

	39,983	30,242

Noninterest expense:

General and administrative	31,673	37,027

Restructuring expenses	—	(1,812)

Revaluation of franchise-related assets	—	(1,382)

Leasing expenses	12,911	16,567

Dividend expense on Capital Securities	2,674	2,287

Real estate owned operations, net	88	261

Provision for losses on real estate owned	62	—

Amortization of intangible assets	331	2,804

	47,739	55,752

Income (loss) from operations	8,624	(996)

Adjustment for liquidation basis	266,510	—

Income (loss) before income tax expense (benefit)	275,134	(996)

Income tax expense (benefit)	187,385	(364)

Net income (loss)	$87,749	$(632)

Basic earnings (loss) per share	$1.40	$(0.01)

Diluted earnings (loss) per share	$1.39	$(0.01)

Weighted-average basic shares outstanding	62,777	62,608

Weighted-average diluted shares outstanding	62,963	62,608

Net income (loss)	$87,749	$(632)

Other comprehensive income (loss), net of tax:

Change in unrealized gain on securities available-for-sale, net of tax expense of $1,420 for the three months ended September 30, 2001	—	2,014

Comprehensive income	$87,749	$1,382

The accompanying notes are an integral part of these consolidated financial statements.

Bay View Capital Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	For the Nine Months Ended

	September 30,	September 30,
	2002	2001

	Liquidation Basis	Going Concern Basis

	(Amounts in thousands, except per share amounts)
Interest income:

Interest on loans and leases	$122,208	$192,698

Interest on mortgage-backed securities	8,314	27,852

Interest and dividends on investment securities	14,717	23,333

	145,239	243,883

Interest expense:

Interest on deposits	44,509	114,065

Interest on borrowings	4,413	28,673

Interest on Subordinated Notes	11,146	11,146

	60,068	153,884

Net interest income	85,171	89,999

Provision for losses on loans and leases	10,700	62,990

Net interest income after provision for losses on loans and leases	74,471	27,009

Noninterest income:

Leasing income	56,188	70,682

Loan fees and charges	3,571	4,195

Loan servicing income	663	3,654

Account fees	5,858	5,937

Sales commissions	5,247	4,421

Gain (loss) on sale of assets and liabilities, net	18,625	(9,845)

Other, net	1,413	1,356

	91,565	80,400

Noninterest expense:

General and administrative	93,001	117,150

Litigation settlement expense	13,100	—

Restructuring expenses	—	8,214

Revaluation of franchise-related assets	—	68,646

Leasing expenses	43,984	61,610

Dividend expense on Capital Securities	7,873	6,862

Real estate owned operations, net	956	252

Provision for losses on real estate owned	266	—

Amortization of intangible assets	993	8,476

	160,173	271,210

Income (loss) from operations	5,863	(163,801)

Adjustment for liquidation basis	266,510	—

Income (loss) before income tax expense (benefit)	272,373	(163,801)

Income tax expense (benefit)	181,792	(59,853)

Income (loss) before cumulative effect of change in accounting principle	90,581	(103,948)

Cumulative effect of change in accounting principle, net of applicable taxes of $2.3 million	(18,920)	—

Net income (loss)	$71,661	$(103,948)

Bay View Capital Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss) (continued)
(Unaudited)

	For the Nine Months Ended

	September 30,	September 30,
	2002	2001

	Liquidation Basis	Going Concern Basis

	(Amounts in thousands, except per share amounts)
Basic earnings (loss) per share before cumulative effect of change in accounting principle	$1.44	$(2.22)

Cumulative effect of change in accounting principle, net	(0.30)	—

Net basic earnings (loss) per share	$1.14	$(2.22)

Diluted earnings (loss) per share before cumulative effect of change in accounting principle	$1.43	$(2.22)

Cumulative effect of change in accounting principle, net	(0.30)	—

Net diluted earnings (loss) per share	$1.13	$(2.22)

Weighted-average basic shares outstanding	62,724	46,914

Weighted-average diluted shares outstanding	63,135	46,914

Net income (loss)	$71,661	$(103,948)

Other comprehensive income (loss), net of tax:

Change in unrealized gain or loss on securities available-for-sale, net of tax expense of $808 for the nine months ended September 30, 2001	—	1,146

Comprehensive income (loss)	$71,661	$(102,802)

The accompanying notes are an integral part of these consolidated financial statements.

Bay View Capital Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Unaudited)

							Unrealized
							Gain on	Minimum	Debt of
							Securities	Pension	Employee
	Number			Additional			Available-for-	Liability	Stock	Total
	of Shares	Common	Preferred	Paid-in	Accumulated	Treasury	Sale,	Adjustment,	Ownership	Stockholders'
	Issued	Stock	Stock	Capital	Deficit	Stock	Net of Tax	Net of Tax	Plan	Equity

	(Amounts in thousands, except per share amounts)
Balance at December 31, 2000	32,640	$326	$—	$456,045	$(156,877)	$(1,081)	$10	$—	$(574)	$297,849

Exercise of stock options, including tax benefits	20	—	—	94	—	—	—	—	—	94

Distribution of director’s retirement plan shares	10	—	—	73	—	—	—	—	—	73

Distribution of restricted shares	—	—	—	(273)	—	273	—	—	—	—

Proceeds from issuance of common stock, net of expenses of $2.0 million	23,967	240	—	107,760	—	—	—	—	—	108,000

Proceeds from issuance of 5,991,369 shares of preferred stock, net of expenses of $1.1 million	—	—	60	26,340	—	—	—	—	—	26,400

Conversion of preferred stock to common stock	5,991	60	(60)	—	—	—	—	—	—	—

Expense recognized on stock options with below market strike price	—	—	—	5,219	—	—	—	—	—	5,219

Unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	—	513	—	—	513

Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	—	(294)	—	(294)

Change in debt of ESOP	—	—	—	—	—	—	—	—	(497)	(497)

Net loss	—	—	—	—	(101,170)	—	—	—	—	(101,170)

Balance at December 31, 2001	62,628	626	—	595,258	(258,047)	(808)	523	(294)	(1,071)	336,187

Exercise of stock options, including tax benefits	121	2	—	568	—	—	—	—	—	570

Distribution of director’s retirement plan shares	24	—	—	165	—	—	—	—	—	165

Exercise of stock warrants	45	—	—	212	—	—	—	—	—	212

Expense recognized on stock options with below market strike price	—	—	—	4,033	—	—	—	—	—	4,033

Change in debt of ESOP	—	—	—	—	—	—	—	—	1,071	1,071

Net income	—	—	—	—	71,661	—	—	—	—	71,661

Other	—	—	—	—	5	—	—	—	—	5

Liquidation adjustment on securities available-for-sale, net of tax	—	—	—	—	—	—	(523)	—	—	(523)

Liquidation adjustment on pension liability	—	—	—	—	—	—	—	294	—	294

Transfer of stockholders’ equity to net assets in liquidation	—	(628)	—	(600,236)	186,381	808	—	—	—	(413,675)

Balance at September 30, 2002	62,818	$—	$—	$—	$—	$—	$—	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Bay View Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended

	September 30,	September 30,
	2002	2001

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$71,661	$(103,948)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Amortization of intangible assets	993	8,476

Provision for losses on loans and leases and real estate owned	10,966	62,990

Depreciation and amortization of premises and equipment	2,703	3,761

Depreciation and amortization of investment in operating lease assets	35,206	43,623

Amortization of premiums, net of discount accretion	6,356	7,441

Non-cash compensation expense	4,033	4,260

Revaluation of franchise-related assets	—	68,646

(Gain) loss on sale of assets and liabilities, net	(18,625)	9,845

Decrease (increase) in other assets	65,718	(65,857)

Increase (decrease) in other liabilities	10,184	(27,781)

Adjustment for liquidation basis	(266,510)	—

Cumulative effect of change in accounting principle, net of taxes	18,920	—

Other, net	3,812	(36)

Net cash (used in) provided by operating activities	(54,583)	11,420

CASH FLOWS FROM INVESTING ACTIVITIES

Net decrease in loans and leases resulting from originations, net of repayments	80,090	89,321

Purchases of loans and leases, net	—	(12,933)

Purchases of mortgage-backed securities	(59,984)	(154,021)

Purchases of investment securities	(77,568)	(77,608)

Principal payments on mortgage-backed securities	127,068	148,180

Principal payments on investment securities	43,568	4,124

Proceeds from securitizations and/or sales of loans and leases held-for-sale	1,586,628	486,541

Proceeds from sale of mortgage-backed securities available-for-sale	104,700	392,166

Proceeds from sale of investment securities available-for-sale	59,027	26,321

Proceeds from sale of real estate owned	4,662	1,037

Additions to premises and equipment	(298)	(471)

Decrease in investment in stock of the Federal Home Loan Bank of San Francisco	8,289	16,431

(Increase) decrease in investment in stock of the Federal Reserve Bank	(1,438)	7,724

Net cash provided by investing activities	1,874,744	926,812

Bay View Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	For the Nine Months Ended

	September 30,	September 30,
	2002	2001

	(Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES

Net increase (decrease) in deposits	$263,708	$(362,440)

Proceeds from advances from the Federal Home Loan Bank of San Francisco	2,490,000	205,000

Repayment of advances from the Federal Home Loan Bank of San Francisco	(2,490,000)	(908,800)

Repayment of reverse repurchase agreements	—	(103,241)

Net decrease in warehouse lines outstanding	—	(94,134)

Net decrease in other borrowings	(59,708)	(593)

Proceeds from issuance of common stock	947	108,073

Proceeds from issuance of preferred stock		26,400

Net cash provided by (used in) financing activities	204,947	(1,129,735)

Net increase (decrease) in cash and cash equivalents	2,025,108	(191,503)

Cash and cash equivalents at beginning of period	521,388	694,934

Cash and cash equivalents at end of period	$2,546,496	$503,431

Cash paid during the year for:

Interest	$62,226	$173,280

Income taxes	$859	$88

Supplemental non-cash investing and financing activities:

Loans transferred to real estate owned	$387	$14,181

Loans transferred from held-for-investment to held-for-sale	$2,289,672	$242,686

Securities transferred from held-to-maturity to available-for-sale	$—	$641,663

Conversion of preferred stock to common stock	$—	$26,400

The accompanying notes are an integral part of these consolidated financial statements.

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2002
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

         On November 1, 1999, we acquired Franchise Mortgage Acceptance Company, sometimes referred to as FMAC, which included the operations of Bankers Mutual and FMAC Insurance Services. On June 30, 2000, substantially all of the assets and certain liabilities of Bankers Mutual were sold to Berkshire Mortgage Finance Limited Partnership. In September 2000, we announced the restructuring of FMAC’s franchise lending operations. The shutdown of this division was effective as of September 30, 2000 and involved the termination of all related production and marketing personnel. Effective February 28, 2001, substantially all of the assets and liabilities of FMAC Insurance Services were sold. On June 22, 2001, we completed the stock sale by Bay View Bank of the legal entity Bay View Franchise Mortgage Acceptance Company (“BVFMAC”) and its related servicing platform. On December 31, 2001, in connection with the financing secured by our auto lease cash flows, LFS-BV, formerly a subsidiary of Bay View Acceptance Corporation, was merged into Bay View Bank.

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

         On September 13, 2002, the Company filed a definitive proxy statement with the Securities and Exchange Commission and mailed copies to all stockholders of record at August 20, 2002. The proxy materials included two proposals for stockholder vote at a special meeting held on October 3, 2002. The first proposal was to approve the Company’s plan of dissolution and stockholder liquidity and the second proposal was to approve the sale of the Bank’s retail banking assets to U.S. Bank. Both of the proposals were approved by a majority of the stockholders.

         As a result of the stockholder approval of both of these proposals, the information provided in these interim financial statements reflect the Company’s adoption of liquidation basis accounting effective September 30, 2002 in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Historical comparative periods are presented on a going concern basis. Liquidation basis accounting requires the Company to value its assets at their estimated net realizable values and its liabilities to include accruals for estimated costs associated with carrying out the plan of dissolution and stockholder liquidity.

         The information provided in these interim financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of our financial condition as of September 30, 2002, the results of our operations for the three- and nine-month periods ended September 30, 2002

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2002
(Unaudited)

and 2001, and our cash flows for the nine-month periods ended September 30, 2002 and 2001. For 2002, these adjustments are primarily liquidation basis mark-to-market adjustments and expense accruals. For 2001, these adjustments are of a normal, recurring nature unless otherwise disclosed in this Form 10-Q. As necessary, reclassifications have been made to prior period amounts to conform to the current period presentation. These reclassifications had no effect on our financial condition, results of operations or stockholders’ equity. These interim financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all of the necessary information and footnotes for a presentation in conformity with GAAP.

         The information included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” was written assuming that you have read or have access to our 2001 Annual Report on Form 10-K, which contains the latest audited consolidated financial statements and notes, along with Management’s Discussion and Analysis of Financial Condition as of December 31, 2001 and 2000 and Results of Operations for the years ended December 31, 2001, 2000 and 1999 as well as the Definitive Proxy Statement, filed on September 13, 2002 related to the Company’s proposals on its plan of dissolution and stockholder liquidity and the sale of the Bank's retail banking assets to U.S. Bank. Accordingly, only certain changes in financial condition and results of operations are discussed in this Form 10-Q. Furthermore, the interim financial results for the three- and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Note 2. Plan of Dissolution and Stockholder Liquidity

         On October 3, 2002, a special meeting of Bay View Capital Corporation’s stockholders was held to vote on the Company’s proposed Plan of Dissolution and Stockholder Liquidity (the “Plan”) and the sale of the Bank’s retail banking assets to U. S. Bank. Both of these proposals were approved by a majority of the common stockholders. As a result of these approvals and the then anticipated close of the U.S. Bank transaction on November 1, 2002, the Company adopted liquidation basis accounting effective September 30, 2002 in accordance with GAAP. Accordingly, assets have been valued at their estimated net realizable values and liabilities include accruals for estimated costs associated with carrying out the Plan. In accordance with liquidation basis accounting, our stockholders’ equity was transferred to net assets in liquidation. Our net assets in liquidation totaled $413.7 million at September 30, 2002 or $6.50 in net assets in liquidation per outstanding share based on 63,631,680 diluted shares in liquidation.

         The Plan outlines the steps necessary to fully liquidate the Company, including the sale of the Bank’s retail banking assets to U. S. Bank. Following the sale, the remaining assets of the Company are to be sold in an orderly manner and the liabilities and expenses will be paid or have arrangements made to be paid, including the outstanding debt of both the Company and the Bank and the Capital Securities. Once these transactions have been substantially completed, the Company will distribute the net proceeds of the asset sales to its stockholders.

         On November 1, 2002, the Company completed the U.S. Bank sale transaction. At the closing of the transaction, U.S. Bank paid Bay View Bank the sum of: (i) a 14% deposit premium (based on the average daily balances of deposits for the 30 calendar days ending on the business day prior to the closing date) plus $5.0 million, or approximately $463.7 million; (ii) the principal amount of the loans acquired of approximately $337.2 million less a loan loss reserve of approximately $2.2 million; (iii) the net book value of real property and personal property utilized by the branches and improvements thereto and other assets assumed of approximately $15.2 million and (iv) the face amount of coins and currency of approximately $9.8 million. Bay View Bank paid to U.S. Bank at the closing an amount equal to the deposits being assumed by U.S. Bank of approximately $3.307 billion, less of the amounts payable by U.S. Bank to Bay View Bank as described above. The amounts paid at closing are subject to a post-closing adjustment based upon a balance sheet as of the closing date.

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2002
(Unaudited)

         The Company and the Bank have obtained regulatory approvals necessary for the early redemption of their outstanding debt securities, and have the funds needed for redemption. These include the Company’s $100 million of 9-1/8 % Subordinated Notes which will be redeemed at the applicable price of par plus a premium of 4.563% on November 29, 2002 and the Bank’s $50 million of 10% Subordinated Notes which will be redeemed at par on December 9, 2002. Notices of redemption have been sent to holders by the trustee of each of the debt securities.

         Subject to the required regulatory approvals, the Company anticipates paying accrued and unpaid distributions on the Capital Securities on December 31, 2002.

         The Company recorded pre-tax adjustments totaling $266.5 million related to the mark-to-market valuation of its assets and liabilities in connection with its adoption of liquidation basis accounting for the quarter ended September 30, 2002. The valuation adjustments primarily consisted of the following:

•	$463.5 million deposit premium, which was calculated as 14% of non-brokered retail deposits based on October average deposit levels plus $5 million pursuant to the agreement with U.S. Bank;

•	$91.0 million reduction in goodwill related to the deposits being sold;

•	$37.0 million mark-to-market adjustment related to loan balances reflecting the Company’s estimated net realizable value of its remaining loan portfolios under an accelerated timeline to sell such loans pursuant to the plan of dissolution and stockholder liquidity;

•	$51.1 million in charges related to the sale of the Company’s retail banking assets including $26.6 million in severance payments, $12.7 million in investment banking and other professional fees, and $11.8 million in net accruals for closed facilities and other contracts and settlements;

•	$8.8 million in charges related to the prepayment of the Company’s and Bay View Bank’s Subordinated Notes including a $4.2 million write-off of issuance costs and $4.6 million in prepayment penalties;

•	$4.9 million write-off of franchise loan securitization residual assets; and

•	$3.7 million write-off of unamortized issuance costs on the Capital Securities in anticipation of these securities being called in 2003.

         Under liquidation basis accounting, the Company has estimated future liabilities associated with carrying out the Plan. The Company has not reflected future revenues and expenses of the auto platform by way of auto leasing income and expense, interest expense related to the auto lease financing and interest income on auto loans, as such income and expenses will be recognized when realized.

         As a result of the adoption of liquidation basis accounting, there are changes to certain accounting policies, which require significant judgments and estimates by management of the Company, as of September 30, 2002 as detailed below. Only those policies that are different from going concern basis, as disclosed in our Annual Report on Form 10-K, are included. Included in the accounting policies below are the assumptions used in the valuation of assets and liabilities of the Company reflecting the change to liquidation basis accounting. On a quarterly basis, the valuation of the assets and liabilities will be updated and changes in liquidation value will be recorded as adjustments to net assets in liquidation in future periods.

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2002
(Unaudited)

         Securities. All securities must be classified as available-for-sale and reported at fair value, based on published information or quotes by registered securities brokers. Securities for which quotes are not readily available are valued based on the present value of discounted estimated future cash flows.

         Loans and Leases. All loans and leases must be classified as held-for-sale and reported at net realizable value. Market value for these loans and leases is based on existing external bids from sales contracts or letters of intent or prices for similar loans and leases in the secondary whole loan or securitization markets. Accounting policies for interest income and loan fee recognition have not changed. Classification and accounting treatment of impaired loans, including nonperforming loans and troubled debt restructurings also have not changed.

         Allowance for Loan and Lease Losses. Effective September 30, 2002, the balance of the allowance for loan and lease losses was reallocated as mark-to-market adjustments to individual loans and leases and groups of homogeneous loans as part of the adoption of liquidation basis accounting.

         Intangible assets. Goodwill and other intangible assets were all written off as of September 30, 2002. The goodwill and core deposit intangibles associated with the deposits sold to U.S. Bank were realized in anticipation of the close of that transaction. The goodwill related to the Company’s commercial business units, including Asset-Based Lending, Factored Receivables and Commercial Leasing, was written off as current estimated fair values of those businesses were below book value based on bids from interested buyers of the businesses. See Note 12 for additional discussion.

         During the quarter, the Company recorded $18.9 million in impairment charges, net of taxes, for goodwill related to three of the Company’s commercial lending businesses which is not expected to be realized upon the disposition of these businesses. As required by the transitional provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which the Company adopted as of January 1, 2002, the impairment loss is measured and recorded as of the date of adoption and recognized as the cumulative effect of a change in accounting principle as of January 1, 2002.

         Reserve for estimated costs during the period of liquidation. The reserve for estimated costs include three primary areas of accruals including severance payments and facility closures, investment banking and other professional fees and estimated litigation expense. These expense accruals will be reviewed for adequacy on a quarterly basis. Changes to the accruals will be recorded as adjustments to net assets in liquidation in future periods.

         In addition to the $51.1 million in charges related to the sale of the Company’s retail banking assets, $2.6 million was transferred from the existing restructuring accruals. At September 30, 2002 the total accruals for severance and facilities, including these transfers, were $28.0 million and $10.6 million, respectively.

         Deferred gains. The deferred gain represents estimated after-tax gain related to the future sale of the automobile lending business. As this transaction is not under contract or assured, the estimated after-tax gain is not recognized, but rather is recorded as a deferred gain.

         Earnings Per Share. In addition to Basic and Diluted earnings per share, liquidation basis accounting measures net assets in liquidation on a per share basis, adjusted for the dilutive effects of outstanding stock options and warrants.

         All of the above assumptions are subject to change should facts and circumstances change.

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2002
(Unaudited)

Note 3. Earnings Per Share

         Basic earnings per share are calculated by dividing net earnings or loss for the period by the weighted-average common shares outstanding for that period. There is no adjustment to the number of outstanding shares for potential dilutive instruments, such as stock options or warrants. Diluted earnings or loss per share takes into account the potential dilutive impact of such instruments and uses the average share price for the period in determining the number of incremental shares to add to the weighted-average number of shares outstanding. For the three- and nine-month periods ended September 30, 2001, average dilutive potential common shares of 157,661, and 31,276 shares related to shares issuable upon the exercise of options were not included in the computation because they were anti-dilutive.

         During the third quarter of 2002, we recorded $18.9 million in goodwill impairment charges, net of taxes, which was recognized as the cumulative effect of a change in accounting principle as of January 1, 2002, as previously discussed.

         The following table illustrates the calculation of basic and diluted earnings (loss) per share for the periods indicated:

	For the Three Months Ended,		For the Nine Months Ended,

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

	(Amounts in thousands, except per share amounts)
Income (loss) before cumulative effect of change in accounting principle	$87,749	$(632)	$90,581	$(103,948)

Cumulative effect of change in accounting principle, net of taxes of $2.3 million	—	—	(18,920)	—

Net income (loss)	$87,749	$(632)	$71,661	$(103,948)

Weighted-average basic shares outstanding	62,777	62,608	62,724	46,914

Add: Dilutive potential common shares	186	—	411	—

Weighted-average diluted shares outstanding	62,963	62,608	63,135	46,914

Basic earnings (loss) per share before cumulative effect of change in accounting principle	$1.40	$(0.01)	$1.44	$(2.22)

Cumulative effect of change in accounting principle, net	—	—	$(0.30)	—

Net basic earnings (loss) per share	$1.40	$(0.01)	$1.14	$(2.22)

Diluted earnings (loss) per share before cumulative effect of change in accounting principle	$1.39	$(0.01)	$1.43	$(2.22)

Cumulative effect of change in accounting principle, net	—	—	$(0.30)	—

Net diluted earnings (loss) per share	$1.39	$(0.01)	$1.13	$(2.22)

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2002
(Unaudited)

Note 4. Stock Options

         As of September 30, 2002, we had five employee stock option plans and three non-employee director stock option plans. The employee stock option plans were as follows: the “Amended and Restated 1986 Stock Option and Incentive Plan,” the “Amended and Restated 1995 Stock Option and Incentive Plan,” the “1998-2000 Performance Stock Plan,” the “1999 FMAC Stock Option, Deferred Stock and Restricted Stock Plan,” and the “2001 Stock Option and Incentive Plan” which authorize the issuance of up to 1,759,430, 2,500,000, 400,000, 270,576, and 3,200,000 shares of common stock, respectively. The non-employee director stock option plans were as follows: the “Amended and Restated 1989 Non-Employee Director Stock Option and Incentive Plan,” the “1998 Non-Employee Director Stock Option and Incentive Plan,” and the “2001 Non-Employee Director Stock Option Plan” which authorize the issuance of up to 550,000, 200,000, and 500,000 shares of common stock, respectively.

         The following table illustrates the stock options available for grant as of September 30, 2002:

		Non-Employee Director
	Employee Stock Option	Stock Option and
	and Incentive Plans	Incentive Plans	Total

Shares reserved for issuance	8,130,006	1,250,000	9,380,006

Granted	(9,239,892)	(1,137,000)	(10,376,892)

Forfeited	2,543,615	152,000	2,695,615

Expired	(408,688)	(102,000)	(510,688)

Total available for grant	1,025,041	163,000	1,188,041

         At September 30, 2002, we had outstanding options under the plans with expiration dates ranging from the year 2003 through 2014, as illustrated in the following table:

	Number of	Exercise Price	Weighted-Average
	Option Shares	Range	Exercise Price

Outstanding at December 31, 2001	6,277,797	$4.59-34.41	$9.21

Granted	38,000	6.64-6.84	6.82

Exercised	(120,669)	4.59-5.41	4.72

Forfeited	(602,297)	4.59-31.56	15.19

Outstanding at September 30, 2002	5,592,831	$4.59-34.41	$8.66

Exercisable at September 30, 2002	4,093,914	$4.59-34.41	$9.79

         All of our stock option plans define a change in control as including a sale of all or substantially all of our assets, and all of our stock option plans provide for the automatic acceleration of the exercisability of stock options in the event of a change in control with the exception of our 2001 Stock Option and Incentive Plan (the “2001 Plan”). The 2001 Plan provides for the acceleration of the exercisability of stock options in such circumstances as the stock option committee of our Board of Directors determines to be appropriate. On August 6, 2002, our stock option committee determined that the consummation of the sale of the Bank’s retail banking assets will constitute a change in control for purposes of the 2001 Plan and recommended to the Board of Directors the acceleration of the exercisability of the stock options under the 2001 Plan in order that all of our option holders would be treated equally. On October 3, 2002, the Board of Directors authorized such acceleration as of that date.

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2002
(Unaudited)

         Our stock options generally cancel automatically 90 days after termination of employment and, notwithstanding any other provisions of our stock option plans, all outstanding stock options will automatically cancel on the final record date. A substantial number of our employees will be terminating their employment with us to become employees of U.S. Bank and a number of other employees will be terminated as part of our downsizing and cost control program. To prevent our employees from losing the value in their stock options as a result of the termination of their employment and to motivate our remaining employees throughout the dissolution process, our Board of Directors has amended our stock option plans, to the extent necessary, to permit the exercise of the options on a net issuance basis. This right will entitle the holder to elect to receive from us, in exchange for the shares subject to the stock option, that number of shares of our common stock that has a value equal to the total amount by which the market price of the shares on the date the option is exercised exceeds the total exercise price of the shares subject to the option.

         During the quarter ended September 30, 2002 we amortized the remaining balance of $2.7 million of the deferred expense related to the issuance of stock options with below market strike prices as part of our liquidation basis valuation adjustments.

Note 5. Agreements with Regulatory Agencies

         During the third quarter of 2000, we entered into formal agreements with the Office of the Comptroller of the Currency, sometimes referred to as the OCC, and the Federal Reserve Bank of San Francisco.

         The agreement between Bay View Bank and the OCC was dated September 6, 2000. The provisions of this agreement, among other things, require that Bay View Bank’s Board of Directors adopt a new budget as well as new strategic, earnings and capital plans. The strategic plan established objectives for Bay View Bank’s overall risk profile, earnings performance, growth, and capital adequacy. In addition, a provision of the agreement states that Bay View Bank may not declare or distribute any dividends without the prior written approval of the OCC.

         The agreement between Bay View Capital Corporation and the Federal Reserve Bank was dated September 28, 2000. The provisions of this agreement, among other things, also required that we adopt a new budget and new strategic, earnings and capital plans. The agreement also states that we may not declare or pay any cash or stock dividends or make any interest payments on our Capital Securities without the prior written approval of the Federal Reserve Bank. The agreement further requires the prior written approval of the Federal Reserve Bank to increase the principal balance of any category of debt above the levels outstanding as of June 30, 2000. Finally, we may not repurchase any stock without the prior written approval of the Federal Reserve Bank.

         At September 30, 2002, Bay View Capital Corporation’s regulatory capital ratios exceeded the requirements necessary to be considered adequately capitalized. At December 31, 2001, Bay View Capital Corporation exceeded the requirements to be considered adequately capitalized for Tier 1 risk-based capital while its Total risk-based capital ratio of 7.62% and Tier 1 leverage ratio of 3.73% fell below the required amounts. Bay View Bank’s regulatory capital ratios exceeded the requirements necessary to be considered well-capitalized at September 30, 2002 and December 31, 2001.

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2002
(Unaudited)

Note 6. Restructuring Charges

         In September 2000, we announced the restructuring of our franchise lending division, BVFMAC, which was acquired in November of 1999. The restructuring of the franchise lending division was effective as of September 30, 2000.

         As part of the Company’s ongoing efforts to focus on its core banking operations, we announced a reduction in our workforce in June 2001 which affected employees primarily from business lines that we were exiting, such as franchise operations, and other non-core and redundant operations.

         The following table illustrates the changes in the restructuring accruals for the periods indicated, including the payments for severance and closures of facilities:

	Restructuring Charges

	Severance	Facilities

	(Dollars in thousands)
Accrue liabilities related to BVFMAC restructuring	$5,403	$5,079

Reversal of accruals during 2000	(1,269)	—

Payments during 2000	(1,429)	(3,466)

Balance at December 31, 2000	2,705	1,613

Accrue liabilities related to reduction in workforce	6,712	3,315

Reversal of accruals during 2001	(2,092)	(1,000)

Payments during 2001	(4,366)	(1,865)

Balance at December 31, 2001	2,959	2,063

Reversal of accruals during 2002	(144)	—

Payments during 2002	(1,401)	(828)

Transfer accruals to new plan of dissolution and stockholder liquidity	(1,414)	(1,235)

Balance at September 30, 2002	$—	$—

         In connection with our adoption of liquidation basis accounting effective September 30, 2002, we transferred the remaining balances of our restructuring accruals to our reserve for estimated costs of liquidation.

Note 7. Investment in Operating Lease Assets

         Leasing expense represents expenses related to our auto leasing activities. Because the leases are accounted for as operating leases, the corresponding assets are capitalized and depreciated to their estimated residual values over their lease terms. This depreciation expense is included in leasing expenses, along with the amortization of capitalized initial direct lease costs and impairment charges. Leasing expenses for the third quarter of 2002 were $12.9 million as compared to $16.6 million for the third quarter of 2001. Leasing expenses were $44.0 million for the first nine months of 2002 as compared to $61.6 million for the first nine months of 2001. The decreases in leasing expenses, as compared to respective prior periods, were primarily due to lower provision for impairment combined with lower depreciation expense associated with the declining balance of our auto-related operating lease portfolio. These were partially offset by a $1.5 million accrual related to certain residual and credit incentives

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2002
(Unaudited)

pursuant to our purchase contract with Lendco Financial Services recorded during the second quarter of 2002. We ceased purchasing auto leases in June 2000. Leasing expenses for the nine-month period ended September 30, 2001 included $10.0 million of additional provision for impairment primarily as a result of revising the estimated residual values associated with the auto lease portfolio.

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

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2002
(Unaudited)

Note 8. Income Taxes

         The Company recorded tax expense of $187.4 million for the third quarter and $181.8 million for the nine months ended September 30, 2002, of which $11.9 million is current and $169.9 million is deferred. The Company also recorded a deferred tax benefit of $2.3 million on the cumulative effect of change in accounting principle, which is presented net of this tax benefit. As a result of the Company’s plan of dissolution and stockholder liquidity, income tax expense includes the effect of establishing a valuation allowance of $24.0 million on the realizability of deferred tax assets in years after 2002. The realizability of deferred tax assets and the related valuation allowance are based on total projected future income through the final liquidation of the Company.

         The effective tax rate used in computing the $181.8 million tax expense for the first nine months of 2002 was 71.5%. This expected 2002 effective tax rate is higher than the federal statutory rate due primarily to state income taxes, the valuation allowance on deferred tax assets, disposition of nondeductible goodwill and nondeductible compensation associated with the Company’s plan of dissolution and stockholder liquidity.

         For the third quarter and first nine months of 2001, the Company recorded a $0.4 million tax benefit and a $59.9 million tax benefit, respectively, both at a 36.5% effective tax rate.

         During 2000, the Company recorded a $26.0 million valuation allowance against its gross deferred tax assets primarily relating to approximately $48.6 million in federal net operating loss carryforwards that were expiring in 2001 as the Company did not expect to be able to fully utilize these amounts prior to their expiration date. In May 2001, the Company raised $137.5 million of additional capital which enabled the Company to implement a new strategic plan, including the disposition of non-core and higher-risk assets. As a result of these actions, the Company’s ability to generate future taxable income became more predictable. During 2001, the Company also executed certain transactions that resulted in significant amounts of taxable income. These transactions included the sale of the BVFMAC legal entity which generated significant taxable income related to previously deferred gains in the franchise securitization trusts. The Company also executed a financing secured by the contractual cash flows of our auto operating lease portfolio that was treated as a sale for income tax purposes and generated $136.5 million in taxable income. Primarily as a result of these transactions, the Company generated sufficient taxable income during the year to be able to utilize the majority of its net operating loss carryforwards expiring in 2001. In addition, the Company identified tax-planning strategies which included the sale of certain assets obtained in connection with a previous purchase business combination with significant built-in gains for tax purposes which would be triggered in the event of a sale. Such a transaction would not only generate significant levels of taxable income, but would also increase the limitation on the utilization of the net operating loss carryforward acquired in connection with a previous purchase business combination. As a result, the Company eliminated the $26.0 million valuation allowance against its gross deferred tax assets during 2001. As of September 30, 2002, in anticipation of the close of the sale of the Bank’s retail banking assets to U.S. Bank and other 2002 asset sales transactions, the Company will utilize approximately $143.6 million of its net deferred tax assets.

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2002
(Unaudited)

Note 9. Investment Securities

         During 2001, we transferred $631.7 million in held-to-maturity securities to our available-for-sale portfolio. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” we recorded $1.5 million of unrealized losses related to the transfer. As a result of the transfer and subsequent sales of securities from our held-to-maturity portfolio, combined with our adoption of liquidation basis accounting, we do not intend to hold any securities as held-to-maturity in the foreseeable future.

         In accordance with liquidation basis accounting, our investment securities will continue to be classified as available-for-sale and marked to their fair values through income as liquidation basis adjustments. We realized net gains of $2.0 million related to mark-to-market adjustments, which were previously recorded as other comprehensive income, on our investment securities upon our adoption of liquidation basis accounting effective September 30, 2002.

         Proceeds from sales of mortgage-backed investment securities during the first nine months of 2002 were $163.7 million. Gross gains of $1.2 million were realized on the sales.

Note 10. Allowance for Loan and Lease Losses

         As a result of our adoption of liquidation basis accounting, the allowance for loan and lease losses at September 30, 2002 was reallocated as mark-to-market adjustments to individual loans and leases and groups of homogeneous loans in liquidation. At September 30, 2002, each of the loan portfolios were reviewed to determine the appropriate level of mark-to-market adjustments using the most appropriate method for that portfolio. These methods include existing sales contracts and letters of intent and external indications of value such as broker quotes. See Note 2 for further discussion of updated loan and lease accounting policies.

         In prior periods, the allowance for loan and lease losses was established through a provision charged to expense and maintained at a level that we believed was sufficient to cover estimated probable losses in the portfolio. In determining the level of the allowance for loan and lease losses, we evaluated specific credits and the portfolio in general using several methods that include historical performance, collateral values, cash flows and analysis of current economic conditions. This evaluation culminated with a judgment on the probability of collection based on existing and probable near term events. The underwriting of new credits might have been changed or modified depending on the results of these ongoing evaluations. Discontinued lending operations received the same scrutiny as ongoing operations but did not have the additional risk inherent in accepting new business. Our methodology provided for three allowance components. The first component represents allowance for loans and leases that are individually evaluated. The second component represented allowance for groups of homogeneous loans and leases that exhibit no identifiable weaknesses and are collectively evaluated. We determined the allowance for these groups of loans and leases based on factors such as prevailing economic conditions, historical loss experience, asset concentrations, levels and trends of classified assets, and loan and lease delinquencies. The last component is an unallocated allowance which was based on factors that were not necessarily associated with a specific credit, group of loans or leases or loan or lease category. These factors included an evaluation of economic conditions in areas where we lend money, loan and lease concentrations, lending policies or underwriting procedures, and trends in delinquencies and nonperforming assets. The unallocated allowance reflected our efforts to ensure that the overall allowance appropriately reflected the probable losses inherent in the loan and lease portfolio.

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2002
(Unaudited)

         The following table illustrates the changes in the allowance for losses on loans and leases for the periods indicated, including the reallocation of the allowance as mark-to-market adjustments to individual loans and leases and groups of homogeneous loans in liquidation as of September 30, 2002:

	Three Months	Nine Months	Year
	Ended	Ended	Ended
	September 30,	September 30,	December 31,
	2002	2002	2001

	(Dollars in thousands)
Beginning balance	$38,945	$49,791	$73,738

Transfers of loans to held-for-sale	(8,822)	(10,658)	(53,606)

Charge-offs:

Mortgage	—	—	(1,488)

Home equity loans and lines of credit	(473)	(1,309)	(10,296)

Auto	(1,324)	(3,696)	(3,809)

Asset-based loans, syndicated loans, factored receivables and commercial leases	(837)	(6,987)	(9,397)

Franchise	(1,300)	(11,363)	(24,197)

Business	(350)	(416)	(2,509)

	(4,284)	(23,771)	(51,696)

Recoveries:

Mortgage	—	—	283

Home equity loans and lines of credit	139	464	4,602

Auto	182	1,039	1,526

Asset-based loans, syndicated loans, factored receivables and commercial leases	505	1,220	2,479

Franchise	78	126	196

Business	6	38	379

	910	2,887	9,465

Net charge-offs	(3,374)	(20,884)	(42,231)

Provision for losses on loans and leases	2,200	10,700	71,890

Reallocation of allowance as mark-to-market adjustments to individual loans and leases and groups of homogeneous loans in liquidation	(28,949)	(28,949)	—

Ending balance	$—	$—	$49,791

Net charge-offs to average loans and leases (annualized)	0.83%	1.29%	1.51%

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
September 30, 2002
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

         In accordance with Statement No. 142, the effect of this accounting change is reflected prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the prior year period is as follows:

	For the Three Months Ended,		For the Nine Months Ended,

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

	(Amounts in thousands, except per share amounts)
Reported net earnings (loss)	$87,749	$(632)	$71,661	$(103,948)

Goodwill amortization, net of tax	—	2,368	—	7,104

Adjusted net earnings (loss)	$87,749	$1,736	$71,661	$(96,844)

Reported net basic earnings (loss) per share	$1.40	$(0.01)	$1.14	$(2.22)

Goodwill amortization	—	0.04	—	0.15

Adjusted net basic earnings (loss) per share	$1.40	$0.03	$1.14	$(2.07)

Reported net diluted earnings (loss) per share	$1.39	$(0.01)	$1.13	$(2.22)

Goodwill amortization	—	0.04	—	0.15

Adjusted net diluted earnings (loss) per share	$1.39	$0.03	$1.13	$(2.07)

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2002
(Unaudited)

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

         The Company completed the second step of the goodwill impairment test as of September 30, 2002. In connection with the Company’s planned sale of the Bank’s retail banking assets to U. S. Bank, all goodwill and intangible assets from previous branch and deposit acquisitions were realized as part of the liquidation basis valuation adjustments related to the sale transaction (and were recorded as a reduction to the deposit premium). The goodwill and intangible assets realized included the unamortized balances of goodwill and core deposit intangibles, totaling $86.8 million and $4.2 million, respectively, from the EurekaBank and Luther Burbank branch acquisitions. As a result of our plan of liquidation and our corresponding negotiations to sell certain businesses, we were able to obtain the fair values of the Asset-based lending, Factored Receivables and Commercial leasing reporting units based on recent bids on the businesses in the form of existing sales contracts or letters of intent. As a result, the Company recorded $18.9 million in impairment charges, net of taxes, for goodwill not expected to be realized upon the disposition of these businesses. As required by the transitional provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which the Company adopted January 1, 2002, the impairment loss is measured and recorded as of the date of adoption and recognized as the cumulative effect of a change in accounting principle as of January 1, 2002.

         Goodwill of $6.5 million related to the San Mateo-based factoring business was realized as a result of the sale of this unit on June 5, 2002.

         Amortization expense related to intangible assets with definite useful lives, core-deposit intangibles, was $0.3 million for the third quarter of 2002.

Note 13. Segment and Related Information

         Through September 30, 2002, we had two operating segments that we refer to as business platforms. The platforms were determined primarily based upon the characteristics of our interest-earning assets and their respective distribution channels and reflect the way that we monitor, measure and evaluate our primary business activities. Our platforms were as follows:

         A Retail Platform which was comprised of single-family real estate loans, home equity loans and lines of credit, auto loans and leases, mortgage-backed securities and other investments, and consumer banking products and services. The Retail Platform’s revenues were derived from customers throughout the United States.

         A Commercial Platform which was comprised of multi-family and commercial real estate loans, franchise loans, franchise asset-backed securities, asset-based loans, syndicated loans, factored receivables and commercial

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2002
(Unaudited)

leases, and business banking products and services. The Commercial Platform’s revenues are derived from customers throughout the United States.

         Each of our business platforms contributed to our overall operations. We evaluated the performance of our segments based upon contribution by platform. Contribution by platform is defined as each platform’s net interest income and noninterest income less each platform’s allocated provision for losses on loans and leases, direct general and administrative expenses, including certain expense allocations, and other noninterest expense, including the amortization of intangible assets.

         In computing net interest income by platform, the interest expense associated with our warehouse lines, which were used primarily to fund franchise loans held-for-sale during 2001, was allocated directly to the Commercial Platform. The interest expense associated with our remaining funding sources, including the noninterest expense associated with our 9.76% Capital Securities, was allocated to each platform on a pro-rata basis determined by the relative amount of average interest-bearing liabilities, excluding warehouse lines, that were required to fund the platform’s interest-earning assets.

         The Retail Platform incurred the direct general and administrative expenses related to operating our branch network, which served primarily to generate deposits used to fund interest-earning assets in the Retail and Commercial Platforms. A portion of these direct general and administrative expenses was allocated to the Commercial Platform based upon the relative amount of average interest-bearing liabilities that were required to fund the platform’s interest-earning assets.

         All indirect general and administrative expenses not specifically identifiable with, or allocable to, our business platforms were included in indirect corporate overhead. Indirect, corporate overhead included expenses associated with our administrative and support functions.

         Liquidation adjustments recorded during the quarter in connection with our adoption of liquidation basis accounting were not allocated to our business platforms.

         The following tables illustrate each platform’s contribution for the periods indicated. The tables also illustrate the reconciliation of total contribution by platform to our consolidated net income (loss) for the periods indicated. Reconciling items generally include indirect corporate overhead, liquidation and valuation adjustments for 2002 and income taxes.

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2002
(Unaudited)

	For the Three Months Ended September 30, 2002

	Retail	Commercial	Total

	(Dollars in thousands)
Interest income	$21,824	$17,239	$39,063

Interest expense	(15,880)	(4,603)	(20,483)

Provision for losses on loans and leases	(2,159)	(41)	(2,200)

Noninterest income	30,800	9,183	39,983

Direct general and administrative expenses	(23,574)	(2,048)	(25,622)

Allocation of branch network general and administrative expenses	4,128	(4,128)	—

Leasing expenses	(12,911)	—	(12,911)

Dividend expense on Capital Securities	(1,971)	(703)	(2,674)

Real estate owned operations including provision for losses, net	—	(150)	(150)

Amortization of intangible assets	(331)	—	(331)

Contribution by platform	$(74)	$14,749	$14,675

Indirect corporate overhead			(6,051)

Adjustment for liquidation basis			266,510

Income tax expense			(187,385)

Net income			$87,749

At September 30, 2002:

Interest-earning assets plus operating lease assets	$3,277,407	$358,258	$3,635,665

Noninterest-earning assets			260,808

Total assets			$3,896,473

	For the Three Months Ended September 30, 2001

	Retail	Commercial	Total

	(Dollars in thousands)
Interest income	$28,595	$36,734	$65,329

Interest expense	(22,279)	(15,279)	(37,558)

Provision for losses on loans and leases	(500)	(2,757)	(3,257)

Noninterest income	29,047	1,195	30,242

Direct general and administrative expenses	(26,060)	(3,477)	(29,537)

Allocation of branch network general and administrative expenses	7,361	(7,361)	—

Restructuring expenses	—	1,812	1,812

Revaluation of franchise-related assets	—	1,382	1,382

Leasing expenses	(16,567)	—	(16,567)

Dividend expense on Capital Securities	(1,323)	(964)	(2,287)

Real estate owned operations including provision for losses, net	(261)	—	(261)

Amortization of intangible assets	(2,076)	(728)	(2,804)

Contribution by platform	$(4,063)	$10,557	$6,494

Indirect corporate overhead			(7,490)

Income tax benefit			364

Net loss			$(632)

At September 30, 2001:

Interest-earning assets plus operating lease assets	$1,997,610	$1,647,957	$3,645,567

Noninterest-earning assets			457,762

Total assets			$4,103,329

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2002
(Unaudited)

	For the Nine Months Ended September 30, 2002

	Retail	Commercial	Total

	(Dollars in thousands)
Interest income	$69,054	$76,185	$145,239

Interest expense	(40,182)	(19,886)	(60,068)

Provision for losses on loans and leases	(2,106)	(8,594)	(10,700)

Noninterest income	78,775	12,790	91,565

Direct general and administrative expenses	(68,712)	(7,813)	(76,525)

Allocation of branch network general and administrative expenses	18,466	(18,466)	—

Litigation settlement expense	—	(13,100)	(13,100)

Leasing expenses	(43,984)	—	(43,984)

Dividend expense on Capital Securities	(4,809)	(3,064)	(7,873)

Real estate owned operations including provision for losses, net	—	(1,222)	(1,222)

Amortization of intangible assets	(993)	—	(993)

Contribution by platform	$5,509	$16,830	$22,339

Indirect corporate overhead			(16,476)

Adjustment for liquidation basis			266,510

Income tax expense			(181,792)

Cumulative effect of change in accounting principle, net of taxes			(18,920)

Net income			$71,661

	For the Nine Months Ended September 30, 2001

	Retail	Commercial	Total

	(Dollars in thousands)
Interest income	$112,356	$131,527	$243,883

Interest expense	(88,860)	(65,024)	(153,884)

Provision for losses on loans and leases	(6,109)	(56,881)	(62,990)

Noninterest income (expense)	89,708	(9,308)	80,400

Direct general and administrative expenses	(76,094)	(18,527)	(94,621)

Allocation of branch network general and administrative expenses	21,388	(21,388)	—

Restructuring expenses	(4,998)	(3,216)	(8,214)

Revaluation of franchise-related assets	(2,733)	(65,913)	(68,646)

Leasing expenses	(61,610)	—	(61,610)

Dividend expense on Capital Securities	(3,932)	(2,930)	(6,862)

Real estate owned operations including provision for losses, net	(252)	—	(252)

Amortization of intangible assets	(6,290)	(2,186)	(8,476)

Contribution by platform	$(27,426)	$(113,846)	$(141,272)

Indirect corporate overhead			(22,529)

Income tax benefit			59,853

Net loss			$(103,948)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Strategic Overview

         Bay View Capital Corporation (the “Company”) is a commercial bank holding company headquartered in San Mateo, California. Our principal subsidiary is Bay View Bank, N.A. (the “Bank”) and, through October 31, 2002, its 57 full-service branch-banking network.

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

         As a result of the significant and successful turnaround actions undertaken and completed in 2001 under the strategic plan, the Company began active consideration of various alternatives to maximize its value to its stockholders and retained Credit Suisse First Boston Corporation to assist in that process. We initially considered a variety of transactions. However, through this evaluation process, the Company determined that greater stockholder value could be obtained by adopting a plan of dissolution and selling selected assets of the Company and the Bank to more than one purchaser rather than by an alternative approach such as selling all of the Company or the Bank as a whole. We believe this fact is largely the result of the mismatch between the character of the Bank’s and the Company’s assets and liabilities, which resulted from strategies of prior management.

         On July 22, 2002, Bay View Bank executed a definitive agreement with U.S. Bank, a wholly owned subsidiary of U.S. Bancorp, pursuant to which U.S. Bank agreed to purchase Bay View Bank’s deposits, branches and branch and service center operations, as well as approximately $373.0 million of single family, home equity and commercial loans. Bay View Bank also executed a definitive agreement on the same date with Washington Mutual pursuant to which Washington Mutual would purchase approximately $1.0 billion of multi-family and commercial real estate loans from the Bank.

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

         On September 6, 2002, the sale of $995.5 million of multi-family and commercial real estate loans to Washington Mutual was completed.

         It is not possible at this time to indicate an exact amount for the distributions we intend to make to our stockholders for a number of reasons, including: the need to obtain the Board of Governors of the Federal Reserve System (“FRB”) and Office of the Comptroller of the Currency (“OCC”) approval to make any distributions; possible negative post-closing purchase price adjustments pursuant to the Bank’s agreements with U.S. Bank and Washington Mutual; the proceeds that we in fact receive from the disposition of other assets that are not yet subject to purchase commitments could be less than we currently anticipate; and our expenses and other obligations prior to liquidation could be greater than we currently anticipate. As a result, no assurance can be given as to the amount of the distributions that will be made to our stockholders, either in cash or in the stock of operating companies.

         Our stockholders approved our plan of dissolution and stockholder liquidity and the sale of the Bank’s retail banking assets to U.S. Bank at a special meeting held on October 3, 2002. At a meeting also held on October 3, 2002, holders of the Capital Securities of Bay View Capital I approved a waiver of those provisions of the legal instruments governing the Capital Securities and the Company’s 9.76% Junior Subordinated Deferrable Interest Debentures that would, absent the waiver, prevent us from disposing of all of our assets pursuant to our plan of dissolution and stockholder liquidity.

         As a result of the stockholders’ approval of our plan of dissolution and stockholder liquidity and the close of the U.S. Bank transaction on November 1, 2002, we adopted liquidation basis accounting, effective September 30, 2002, in accordance with GAAP.

         With the adoption of liquidation basis accounting, our stockholders’ equity was transferred to net assets in liquidation. Our net assets in liquidation totaled $413.7 million at September 30, 2002 or $6.50 in net assets in liquidation per outstanding share based on 63,631,680 diluted shares in liquidation.

         On November 1, 2002, the Company completed the U.S. Bank sale transaction. At the closing of the transaction, U.S. Bank paid Bay View Bank the sum of: (i) a 14% deposit premium (based on the average daily balances of deposits for the 30 calendar days ending on the business day prior to the closing date) plus $5.0 million, or approximately $463.7 million; (ii) the principal amount of the loans acquired of approximately $337.2 million less a loan loss reserve of approximately $2.2 million; (iii) the net book value of real property and personal property utilized by the branches and improvements thereto and other assets assumed of approximately $15.2 million and (iv) the face amount of coins and currency of approximately $9.8 million. Bay View Bank paid to U.S. Bank at the closing an amount equal to the deposits being assumed by U.S. Bank of approximately $3.307 billion, less of the amounts payable by U.S. Bank to Bay View Bank as described above. The amounts paid at closing are subject to a post-closing adjustment based upon a balance sheet as of the closing date.

         Although we need to take a number of actions to implement our plan of dissolution and stockholder liquidity, including obtaining the permission of the Federal Reserve Bank and the OCC to make stockholder distributions, we anticipate that such distributions will substantially be completed between December 31, 2003 and June 30, 2004.

Retail and Commercial Platforms

         We have historically operated two distinct business platforms representing the two basic distribution channels of our primary businesses, retail and commercial banking. The platform’s results include the income and expenses related to these business activities.

         Our Retail Platform has historically included single-family real estate loans, home equity loans and lines of credit, auto loans and leases, mortgage-backed securities and other investments, and other consumer banking products and services.

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

         Our Commercial Platform has historically included multi-family and commercial real estate loans, franchise loans, asset-based loans, syndicated loans, factored receivables, commercial leases, and other business banking products and services. We purchased and originated franchise loans until the restructuring of our franchise lending division, which was shut down in September 2000. Since this restructuring, we have significantly reduced our concentration of franchise assets. We ceased originating multi-family and commercial mortgage loans in August 2002 subsequent to the Washington Mutual sale transaction.

Critical Accounting Policies

         We have identified the most critical accounting policies upon which our financial status depends. We determined the critical policies by considering accounting principles that involve the most complex or subjective decisions or assessments. We have identified our most critical accounting policies to be those related to investment in operating lease assets, income taxes and the value of assets and liabilities in liquidation and the reserve for estimated costs during the period of liquidation. Descriptions of these accounting policies are found in both the notes to the consolidated financial statements and at relevant sections in this management’s discussion and analysis.

Results of Operations

         Our net income for the third quarter and for the first nine months of 2002, including net adjustments required to convert from a going concern basis to a liquidation basis of accounting, totaled $87.7 million, or $1.39 per diluted share, and $71.7 million, or $1.13 per diluted share, respectively. Our net loss for the third quarter and the first nine months of 2001, presented on a going concern basis of accounting, was $0.6 million, or $0.01 per diluted share, and $103.9 million, or $2.22 per diluted share, respectively. Excluding the liquidation adjustments, our operating income before taxes totaled $8.6 million and $5.9 million for the third quarter and first nine months of 2002, respectively, as compared to operating losses before taxes of $1.0 million and $163.8 million for the third quarter and first nine months of 2001, respectively.

         In accordance with liquidation basis accounting, our assets have been valued at their estimated net realizable value and liabilities include estimated costs associated with carrying out the plan of dissolution and stockholder liquidity. We recorded pre-tax adjustments totaling $266.5 million related to the mark-to-market valuation of our assets and liabilities in connection with our adoption of liquidation basis accounting during the quarter. The valuation adjustments primarily consisted of the following:

•	$463.5 million deposit premium, which was calculated as 14% of non-brokered retail deposits based on October average deposit levels plus $5 million pursuant to the agreement with U.S. Bank;

•	$91.0 million reduction in goodwill related to the deposits being sold;

•	$37.0 million mark-to-market adjustment related to loan balances reflecting the estimated net realizable value of our remaining loan portfolios under an accelerated timeline to sell such loans pursuant to the plan of dissolution and stockholder liquidity;

•	$51.1 million in charges related to the sale of our retail banking assets including $26.6 million in severance payments, $12.7 million in investment banking and other professional fees, and $11.8 million in net accruals for closed facilities and other contracts and settlements;

•	$8.8 million in charges related to the prepayment of our and Bay View Bank’s Subordinated Notes including a $4.2 million write-off of issuance costs and $4.6 million in prepayment penalties;

•	$4.9 million write-off of franchise loan securitization residual assets; and

•	$3.7 million write-off of unamortized issuance costs on the Capital Securities in anticipation of these securities being called in 2003.

         Also during the quarter, we recorded $18.9 million in impairment charges, net of taxes, for goodwill related to three of our commercial lending businesses which is not expected to be realized upon the disposition of these businesses. As required by the transitional provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which we adopted as of January 1, 2002, the impairment loss is measured and recorded as of the date of adoption and recognized as the cumulative effect of a change in accounting principle as of January 1, 2002.

         Our results for the third quarter of 2002 reflect the impact of asset sales consummated to generate the funds necessary to close the U.S. Bank sale transaction. During the quarter, we completed the sale of approximately $1.0 billion of multi-family mortgage and commercial real estate loans to Washington Mutual. Additionally, we securitized and sold approximately $450.0 million of our auto loan receivables and sold $49.8 million of franchise loans and $71.1 million of mortgage-backed and other investment securities. Net gains on sales of assets totaling $18.1 million were recognized during the quarter primarily consisting of $11.8 million gain on the securitization and sale of auto loans and $6.3 million net gain on the sale of multi-family and commercial real estate loans.

         Our results for the first nine months of 2002 include a special charge of $13.1 million, recorded during the second quarter of 2002, related to the settlement of litigation. As previously reported in Bay View Capital Corporation’s Current Report on Form 8-K dated June 25, 2002, we entered into a settlement agreement with JP Morgan Chase Bank relating to the complaint filed against Bay View Franchise Mortgage Acceptance Company which we sold during 2001. The settlement resulted in a $13.1 million pre-tax charge to second quarter earnings and included the removal of approximately $12 million of nonperforming franchise loans from our consolidated balance sheet.

         On June 5, 2002, we completed the sale of our San Mateo-based factoring business, Bay View Funding, to a group of investors led by the factoring company’s management team. Through this transaction, we converted approximately $6.5 million of goodwill to tangible equity.

Net Interest Income and Net Interest Margin

         Net interest income was $18.6 million for the third quarter of 2002 as compared to $27.8 million for the third quarter of 2001. Net interest income for the first nine months of 2002 was $85.2 million as compared to $90.0 million for the first nine months of 2001. Net interest margin was 2.31% for the third quarter of 2002 as compared to 3.17% for the third quarter of 2001. Net interest margin was 3.56% for the first nine months of 2002 as compared to 2.96% for the first nine months of 2001.

         The following tables illustrate net interest income and net interest margin, by platform, for the periods indicated:

	For the Three Months Ended

	September 30, 2002		September 30, 2001

	Net	Net	Net	Net
	Interest	Interest	Interest	Interest
	Income	Margin	Income	Margin

	(Dollars in thousands)
Retail Platform (1)	$5,944	1.02%	$6,316	1.42%

Commercial Platform	12,636	5.53	21,455	5.11

Total	$18,580	2.31%	$27,771	3.17%

	For the Nine Months Ended

	September 30, 2002		September 30, 2001

	Net	Net	Net	Net
	Interest	Interest	Interest	Interest
	Income	Margin	Income	Margin

	(Dollars in thousands)
Retail Platform (1)	$28,872	2.11%	$23,496	1.48%

Commercial Platform	56,299	5.47	66,503	4.59

Total	$85,171	3.56%	$89,999	2.96%

(1)	The Retail Platform’s net interest margin and net interest income presented above do not include the revenue impact of our auto leasing activities, which is included in noninterest income, but do include the associated funding costs.

         The decrease in net interest income for the third quarter of 2002, as compared to the third quarter of 2001, was due to a decrease in net interest margin as well as average interest-earning assets. The substantial decrease in net interest margin was largely attributable to a change in the asset mix causing lower average yields on assets as we converted higher-yielding loans and investment securities to cash that was invested in short-term investments in anticipation of the close of the U.S. Bank transaction combined with increased cost of deposits due to the acquisition of brokered certificates of deposit. The decrease in average interest-earning assets was primarily due to sales of loans, mortgage-backed securities and other investment securities, as well as payoffs throughout the fourth quarter of 2001 and the first nine months of 2002.

         The decrease in net interest income for the first nine months of 2002, as compared to the first nine months of 2001, was primarily due to a decrease in average interest-earning assets partially offset by an increase in net interest margin. The decrease in average interest-earning assets was primarily due to asset sales during the fourth quarter of 2001 and the first nine months of 2002. The increase in net interest margin and net interest spread were due to lower overall cost of funds resulting from the lower cost of deposits, the lower borrowing levels and the prevailing lower interest rate environment which allowed us to reduce the cost of funding more rapidly than the declining asset yields which were due to the lower interest rate environment and sales of higher-yielding loans and mortgage-backed securities during the fourth quarter of 2001 and the first nine months of 2002.

         Our net interest margin, calculated in accordance with GAAP, excludes the revenue from our auto leasing activities, but includes the associated funding costs. Because our auto leases are accounted for as operating leases, the rental income and related expenses, including depreciation expense, are reflected in noninterest income and noninterest expense in accordance with GAAP.

         The following tables illustrate average interest-earning assets, excluding our auto-related operating lease assets, by platform, for the periods indicated:

	Average Balances for the
	Three Months Ended

	September 30,	September 30,
	2002	2001

	(Dollars in thousands)
Retail Platform	$2,283,572	$1,842,104

Commercial Platform	913,154	1,648,620

Total	$3,196,726	$3,490,724

	Average Balances for the
	Nine Months Ended

	September 30,	September 30,
	2002	2001

	(Dollars in thousands)
Retail Platform	$1,816,891	$2,105,155

Commercial Platform	1,368,462	1,910,629

Total	$3,185,353	$4,015,784

         The increase in the Retail Platform’s average interest-earning assets, excluding our auto-related operating lease assets for the third quarter of 2002, as compared to the third quarter of 2001, reflects the impact of the change in the mix of assets as proceeds from sales of loans, including Commercial Platform loan sales, and investment securities during the third quarter of 2002 were reinvested in short-term investments. The increase in short-term investments within the Retail Platform was partially offset by the impact sales of loans and investment securities during 2002.

         The decrease in the Retail Platform’s average interest-earning assets, excluding our auto-related operating lease assets, for the first nine months of 2002, as compared to the first nine months of 2001, were primarily due to the impact of asset sales during the fourth quarter of 2001 and throughout 2002 partially offset by purchases of mortgage-backed and investment securities and loan originations during the same periods.

         The decreases in the Commercial Platform’s average interest-earning assets for the third quarter of 2002, as compared to the third quarter of 2001, and for the first nine months of 2002, as compared to the first nine months of 2001, reflect the impact of the sales of multi-family mortgage loans, commercial real estate, franchise loans and factored receivables during the fourth quarter 2001 and throughout 2002 as well as the impact of the writedowns related to the revaluation of our franchise-related assets during 2001.

         The following table illustrates interest-earning assets, excluding our auto-related operating lease assets, by platform, as of the dates indicated:

	At	At	At
	September 30,	December 31,	September 30,
	2002	2001	2001

	(Dollars in thousands)
Retail Platform	$3,048,863	$1,454,150	$1,618,376

Commercial Platform	358,258	1,541,310	1,647,957

Total	$3,407,121	$2,995,460	$3,266,333

         The increase in the Retail Platform’s interest-earning assets, excluding our auto-related operating lease assets, at September 30, 2002, as compared to December 31, 2001, reflects the change in the mix of assets, as previously disclosed or as discussed elsewhere herein, as well as purchases of investment securities and loan originations during 2002. These were partially offset by the securitization and sale of auto loans, sales of mortgage-backed and other investment securities and mark-to-market liquidation adjustments on our retail loan portfolio.

         The decrease in the Commercial Platform’s interest-earning assets was primarily due to the sale of multi-family mortgage and commercial real estate loans to Washington Mutual, the sale of Bay View Funding and its factored receivables, franchise loan sales and payoffs and mark-to-market valuation adjustments on our commercial loan portfolio and franchise-related assets in connection with our adoption of liquidation basis accounting. These were partially offset by loan originations during the first nine months of 2002.

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

	AVERAGE BALANCES, YIELDS AND RATES

	For the Three Months Ended			For the Three Months Ended
	September 30, 2002			September 30, 2001

	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

			(Dollars in thousands)
Assets

Interest-earning assets:

Loans and leases	$1,627,939	$30,174	7.62%	$2,580,268	$55,156	8.50%

Mortgage-backed securities (1)	155,087	1,749	4.52	310,465	4,231	5.46

Investments (1)	1,413,700	7,140	1.99	599,991	5,942	3.89

Total interest-earning assets	3,196,726	39,063	4.86%	3,490,724	65,329	7.44%

Other assets	729,257			732,486

Total assets	$3,925,983			$4,223,210

Liabilities and Stockholders’ Equity

Interest-bearing liabilities:

Deposits	$3,266,192	$15,978	1.94%	$3,436,575	$30,691	3.54%

Borrowings (2)	239,019	4,505	7.53	342,243	6,867	7.97

Total interest-bearing liabilities	3,505,211	20,483	2.32%	3,778,818	37,558	3.94%

Other liabilities	65,561			114,068

Total liabilities	3,570,772			3,892,886

Stockholders’ equity	355,211			330,324

Total liabilities and stockholders’ equity	$3,925,983			$4,223,210

Net interest income/net interest spread		$18,580	2.54%		$27,771	3.50%

Net interest-bearing liabilities	$(308,485)			$(288,094)

Net interest margin (3)			2.31%			3.17%

(1)	Average balances and yields for securities and other investments classified as available-for-sale are based on historical amortized cost.

(2)	Interest expense for borrowings excludes expenses related to our Capital Securities.

(3)	Annualized net interest income divided by average interest-earning assets.

	AVERAGE BALANCES, YIELDS AND RATES

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2002			September 30, 2001

	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

			(Dollars in thousands)
Assets

Interest-earning assets:

Loans and leases	$2,158,992	$122,208	7.70%	$2,882,264	$192,698	8.90%

Mortgage-backed securities (1)	231,499	8,314	4.78	531,533	27,852	6.97

Investments (1)	794,862	14,717	2.45	601,987	23,333	5.13

Total interest-earning assets	3,185,353	145,239	6.08%	4,015,784	243,883	8.08%

Other assets	680,673			736,270

Total assets	$3,866,026			$4,752,054

Liabilities and Stockholders’ Equity

Interest-bearing liabilities:

Deposits	$3,141,636	$44,509	1.89%	$3,559,904	$114,065	4.28%

Borrowings (2)	270,718	15,559	7.67	752,740	39,819	7.05

Total interest-bearing liabilities	3,412,354	60,068	2.35%	4,312,644	153,884	4.77%

Other liabilities	107,646			115,458

Total liabilities	3,520,000			4,428,102

Stockholders’ equity	346,026			323,952

Total liabilities and stockholders’ equity	$3,866,026			$4,752,054

Net interest income/net interest spread		$85,171	3.73%		$89,999	3.31%

Net interest-bearing liabilities	$(227,001)			$(296,860)

Net interest margin (3)			3.56%			2.96%

(1)	Average balances and yields for securities and other investments classified as available-for-sale are based on historical amortized cost.

(2)	Interest expense for borrowings excludes expenses related to our Capital Securities.

(3)	Annualized net interest income divided by average interest-earning assets.

Interest Income

         Interest income was $39.1 million for the third quarter of 2002 as compared to $65.3 million for the third quarter of 2001. Interest income was $145.2 million for the first nine months of 2002 as compared to $243.9 million for the first nine months of 2001. The average yield on interest-earning assets was 4.86% for the third quarter of 2002 as compared to 7.44% for the third quarter of 2001. The average yield on interest-earning assets was 6.08% for the first nine months of 2002 as compared to 8.08% for the first nine months of 2001. The following tables illustrate interest income, by platform, for the periods indicated:

	For the Three Months Ended

	September 30, 2002			September 30, 2001

	Average	Interest	Average	Average	Interest	Average
	Balance	Income	Yield	Balance	Income	Yield

			(Dollars in thousands)
Retail Platform:

Loans	$720,787	$12,935	7.13%	$938,810	$18,422	7.81%

Mortgage-backed securities	155,087	1,749	4.52	310,465	4,231	5.46

Investments	1,407,698	7,140	1.99	592,829	5,942	3.94

Total Retail Platform	2,283,572	21,824	3.79	1,842,104	28,595	6.17

Commercial Platform:

Loans and leases	907,152	17,239	7.58	1,641,458	36,734	8.89

Investments	6,002	—	—	7,162	—	—

Total Commercial Platform	913,154	17,239	7.53	1,648,620	36,734	8.85

Total	$3,196,726	$39,063	4.86%	$3,490,724	$65,329	7.44%

	For the Nine Months Ended

	September 30, 2002			September 30, 2001

	Average	Interest	Average	Average	Interest	Average
	Balance	Income	Yield	Balance	Income	Yield

			(Dollars in thousands)
Retail Platform:

Loans	$796,480	$46,355	7.76%	$985,222	$62,314	8.42%

Mortgage-backed securities	231,499	8,314	4.78	531,533	27,852	6.97

Investments	788,912	14,385	2.42	588,400	22,190	4.99

Total Retail Platform	1,816,891	69,054	5.06	2,105,155	112,356	7.09

Commercial Platform:

Loans and leases	1,362,512	75,853	7.42	1,897,042	130,383	9.15

Investments	5,950	332	7.47	13,587	1,144	11.35

Total Commercial Platform	1,368,462	76,185	7.42	1,910,629	131,527	9.17

Total	$3,185,353	$145,239	6.08%	$4,015,784	$243,883	8.08%

Retail Platform

         Interest income for the Retail Platform was $21.8 million for the third quarter of 2002 as compared to $28.6 million for the third quarter of 2001. Interest income for the Retail Platform was $69.1 million for the first nine months of 2002 as compared to $112.4 million for the first nine months of 2001. The average yield on interest-earning assets for the Retail Platform was 3.79% for the third quarter of 2002 as compared to 6.17% for the third quarter of 2001. The average yield on interest-earning assets for the Retail Platform was 5.06% for the first nine months of 2002 as compared to 7.09% for the first nine months of 2001.

         The Retail Platform’s interest income on loans was $12.9 million for the third quarter of 2002 as compared to $18.4 million for the third quarter of 2001. The Retail Platform’s interest income on loans was $46.4 million for the first nine months of 2002 as compared to $62.3 million for the first nine months of 2001. The Retail Platform’s average loan yield was 7.13% for the third quarter of 2002 as compared to 7.81% for the third quarter of 2001. The Retail Platform’s average loan yield was 7.76% for the first nine months of 2002 as compared to 8.42% for the first nine months of 2001. The decreases in interest income on loans for the third quarter of 2002, as compared to the third quarter of 2001, and for the first nine months of 2002, as compared to the first nine months of 2001, were due to lower average loan balances, as previously discussed, combined with a decrease in the platform’s average loan yields due to the lower interest rate environment and sales of higher-yielding loans during the fourth quarter of 2001 and the first nine months of 2002.

         The Retail Platform’s interest income on mortgage-backed securities was $1.7 million for the third quarter of 2002 as compared to $4.2 million for the third quarter of 2001. The Retail Platform’s interest income on mortgage-backed securities was $8.3 million for the first nine months of 2002 as compared to $27.9 million for the first nine months of 2001. The Retail Platform’s average yield on mortgage-backed securities was 4.52% for the third quarter of 2002 as compared to 5.46% for the third quarter of 2001. The Retail Platform’s average yield on mortgage-backed securities was 4.78% for the first nine months of 2002 as compared to 6.97% for the first nine months of 2001. The decreases in interest income on mortgage-backed securities for the third quarter of 2002, as compared to the third quarter of 2001, and for the first nine months of 2002, as compared to the first nine months of 2001, were primarily due to lower average balances and yields. The average balances of our mortgage-backed securities have declined as purchases of mortgage-backed securities were more than offset by sales throughout 2002. The average yields of our mortgage-backed securities decreased due to the continuing impact of the low interest rate environment and the sales of relatively higher-yielding fixed-rate mortgage-backed securities, including GNMA securities, during 2002.

         The Retail Platform’s interest income on investment securities, which consist primarily of short-term investments, trust preferred and asset-backed securities and our retained interests in auto loan securitizations, was $7.1 million for the third quarter of 2002 as compared to $5.9 million for the third quarter of 2001. The Retail Platform’s interest income on investment securities was $14.4 million for the first nine months of 2002 as compared to $22.2 million for the first nine months of 2001. The Retail Platform’s average yield on investment securities was 1.99% for the third quarter of 2002 as compared to 3.94% for the third quarter of 2001. The Retail Platform’s average yield on investment securities was 2.42% for the first nine months of 2002 as compared to 4.99% for the first nine months of 2001. The increases in interest income on investments for the third quarter of 2002, as compared to the third quarter of 2001, and for the first nine months of 2002, as compared to the first nine months of 2001, were primarily due to higher average balances partially offset by lower average yields. Average balances and yields on investment securities were impacted by the reinvestment of proceeds from sales of higher-yielding loans, including Commercial Platform loan sales, and investment securities into lower-yielding short-term investments. Additionally, the low interest rate environment continues to adversely impact the average yields on investment securities.

Commercial Platform

         Interest income for the Commercial Platform was $17.2 million for the third quarter of 2002 as compared to $36.7 million for the third quarter of 2001. Interest income for the Commercial Platform was $76.2 million for the first nine months of 2002 as compared to $131.5 million for the first nine months of 2001. The average yield on interest-earning assets for the Commercial Platform was 7.53% for the third quarter of 2002 as compared to 8.85% for the third quarter of 2001. The average yield on interest-earning assets for the Commercial Platform was 7.42% for the first nine months of 2002 as compared to 9.17% for the first nine months of 2001.

         The Commercial Platform’s interest income on loans was $17.2 million for the third quarter of 2002 as compared to $36.7 million for the third quarter of 2001. The Commercial Platform’s interest income on loans was $75.9 million for the first nine months of 2002 as compared to $130.4 million for the first nine months of 2001. The Commercial Platform’s average loan and lease yield was 7.58% for the third quarter of 2002 as compared to 8.89% for the third quarter of 2001. The Commercial Platform’s average loan and lease yield was 7.42% for the first nine months of 2002 as compared to 9.15% for the first nine months of 2001. The decreases in interest income on loans and leases for the third quarter of 2002, as compared to the third quarter of 2001, and for the first nine months of 2002, as compared to the first nine months of 2001, were due to lower average loan and lease balances, resulting from loan sales during the fourth quarter of 2001 and throughout 2002 and writedowns related to the revaluation of franchise loans during 2001, combined with decreases in average yields.

         There was no interest income on investment securities in the Commercial Platform during the third quarter of 2002 and the third quarter of 2001. The Commercial Platform’s interest income on investment securities, which consist of franchise asset-backed securities and residual interests in franchise loan securitization was $332 thousand for the first nine months of 2002 as compared to $1.1 million for the first nine months of 2001. The Company ceased accreting the discount on these securities during the third quarter of 2002. The Commercial Platform’s average yield on investment securities was 7.47% for the first nine months of 2002 as compared to 11.35% for the first nine months of 2001. The decrease in interest income on investment securities for the first nine months of 2002, as compared to the first nine months of 2001, was largely due to lower average balances resulting from writedowns related to the revaluation of residual interests in franchise loan securitizations during 2001. We wrote-off our residual interests in franchise loan securitizations during the third quarter of 2002 in connection with our adoption of liquidation basis accounting.

Interest Expense

Deposits

         Interest expense on our deposits was $16.0 million for the third quarter of 2002 as compared to $30.7 million for the third quarter of 2001. Interest expense on our deposits was $44.5 million for the first nine months of 2002 as compared to $114.1 million for the first nine months of 2001. The average cost of deposits was 1.94% for the third quarter of 2002 as compared to 3.54% for the third quarter of 2001. The average cost of deposits was 1.89% for the first nine months of 2002 as compared to 4.28% for the first nine months of 2001.

         The decreases in interest expense on deposits for the third quarter of 2002, as compared to the third quarter of 2001, and for the first nine months of 2002, as compared to the first nine months of 2001, were due to lower cost of deposits and average deposit balances. The decreases in the cost of deposits were primarily a result of the lower interest rate environment and the repricing of both higher-cost retail certificates of deposit and transaction accounts at lower rates partially offset by higher costs associated with the acquisition of brokered certificates of deposit during the third quarter of 2002. The decrease in average deposit balances for the third quarter of 2002, as compared to the third quarter of 2001, was a result of the maturities of certificates of deposit and a decrease in our transaction accounts partially offset by the acquisition of brokered certificates of deposit during the quarter. The decrease in average deposit balances for the first nine months of 2002, as compared to the first nine months of 2001, was a result of the maturities of certificates of deposit, including brokered certificates of deposit which matured during 2001 and were not renewed, partially offset by the growth in our transaction accounts.

         The following tables summarize our deposit costs by type for the periods indicated:

	For the Three Months Ended

	September 30,		September 30,
	2002		2001

	Average Balance	Average Rate	Average Balance	Average Rate

		(Dollars in thousands)
Savings	$156,760	0.73%	$164,712	1.17%

Money Market	915,838	1.75	1,266,258	3.36

Checking accounts	730,138	0.82	493,203	1.13

Total transaction accounts	1,802,736	1.29	1,924,173	2.60

Retail certificates of deposit	1,355,770	2.78	1,512,402	4.74

Brokered certificates of deposit	107,686	2.35	—	—

Total deposits	$3,266,192	1.94%	$3,436,575	3.54%

	For the Nine Months Ended

	September 30,		September 30,
	2002		2001

	Average Balance	Average Rate	Average Balance	Average Rate

		(Dollars in thousands)
Savings	$159,805	0.58%	$136,689	1.37%

Money Market	991,639	1.72	1,141,178	3.95

Checking accounts	734,123	0.84	437,279	1.13

Total transaction accounts	1,885,567	1.28	1,715,146	3.02

Retail certificates of deposit	1,219,779	2.83	1,753,231	5.45

Brokered certificates of deposit	36,290	2.35	154,213	7.24

Total deposits	$3,141,636	1.89%	$3,622,590	4.28%

Borrowings

         Interest expense on our borrowings was $4.5 million for the third quarter of 2002 as compared to $6.9 million for the third quarter of 2001. Interest expense on our borrowings was $15.6 million for the first nine months of 2002 as compared to $39.8 million for the first nine months of 2001. The average cost of borrowings was 7.53% for the third quarter of 2002 as compared to 7.97% for the third quarter of 2001. The average cost of borrowings was 7.67% for the first nine months of 2002 as compared to 7.05% for the first nine months of 2001. In accordance with GAAP, these amounts exclude the expense associated with our Capital Securities.

         The decrease in interest expense on borrowings for the third quarter of 2002, as compared to the third quarter of 2001, was primarily due to lower average balances combined with lower funding costs. The decrease in average balances was primarily due to the payoff of the warehouse line and the paydown of our Federal Home Loan Bank advances. The decrease in borrowing costs was primarily due to the elimination of the high costs associated with our warehouse line, including the accelerated amortization of fees resulting from the payoff of the warehouse line in August 2001.

         The decrease in interest expense on borrowings for the first nine months of 2002, as compared to the first nine months of 2001, was primarily due to lower average balances partially offset by higher funding costs. The decreases in average balances were due to the paydown of borrowings, including warehouse lines, Federal Home Loan Bank advances and securities sold under agreements to repurchase, as we sold interest-bearing assets during 2001 and the first nine months of 2002. The increases in borrowing costs were primarily attributable to changes in our borrowings mix.

         The following tables illustrate the changes in net interest income due to changes in the rate and volume of our interest-earning assets and interest-bearing liabilities for the three- and nine-month periods ended September 30, 2002 as compared to the three- and nine-month periods ended September 30, 2001. Changes in rate and volume which cannot be segregated (e.g., changes in average interest rate multiplied by average portfolio balance) have been allocated proportionately between the change in rate and the change in volume.

	For the Three Months Ended September 30, 2002 vs. 2001

	Rate	Volume	Total
	Variance	Variance	Variance

		(Dollars in thousands)
Interest income:

Loans and leases	$(5,473)	$(19,509)	$(24,982)

Mortgage-backed securities	(635)	(1,847)	(2,482)

Investment securities	(674)	1,872	1,198

	(6,782)	(19,484)	(26,266)

Interest expense:

Deposits	(13,259)	(1,454)	(14,713)

Borrowings	(365)	(1,997)	(2,362)

	(13,624)	(3,451)	(17,075)

Net interest income	$6,842	$(16,033)	$(9,191)

	For the Nine Months Ended September 30, 2002 vs. 2001

	Rate	Volume	Total
	Variance	Variance	Variance

		(Dollars in thousands)
Interest income:

Loans and leases	$(24,637)	$(45,853)	$(70,490)

Mortgage-backed securities	(6,987)	(12,551)	(19,538)

Investment securities	(22,281)	13,665	(8,616)

	(53,905)	(44,739)	(98,644)

Interest expense:

Deposits	(57,465)	(12,091)	(69,556)

Borrowings	3,862	(28,122)	(24,260)

	(53,603)	(40,213)	(93,816)

Net interest income	$(302)	$(4,526)	$(4,828)

Provision for Losses on Loans and Leases

         The provision for losses on loans and leases for the third quarter of 2002 was $2.2 million as compared to $3.3 million for the third quarter of 2001. The provision for losses on loans and leases for the first nine months of 2002 was $10.7 million as compared to $63.0 million for the first nine months of 2001.

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

         We ceased the process of evaluating the allowance and providing the monthly provision for losses on loans and leases effective September 30, 2002 as the allowance for loan and lease losses was reallocated as mark-to-market adjustments to individual loans and leases and groups of homogeneous loans in liquidation in connection with our adoption of liquidation basis accounting.

         The following tables illustrate the provision for losses on loans and leases, by platform, for the periods indicated:

	For the Three Months Ended

	September 30,	September 30,
	2002	2001

	(Dollars in thousands)
Retail Platform	$2,159	$500

Commercial Platform	41	2,757

Total	$2,200	$3,257

	For the Nine Months Ended

	September 30,	September 30,
	2002	2001

	(Dollars in thousands)
Retail Platform	$2,106	$6,109

Commercial Platform	8,594	56,881

Total	$10,700	$62,990

Noninterest Income

         Noninterest income for the third quarter of 2002 was $40.0 million as compared to $30.2 million for the third quarter of 2001. Noninterest income for the first nine months of 2002 was $91.6 million as compared to $80.4 million for the first nine months of 2001. Excluding net gains or losses on sales of assets and liabilities, noninterest income for the third quarter and the first nine months of 2002 were $21.9 million and $72.9 million, respectively, as compared to $28.0 million and $90.2 million for the third quarter and first nine months of 2001, respectively. The decreases in noninterest income, excluding net gains or losses on sales of assets and liabilities, were largely due to lower auto leasing income in the Retail Platform. Additionally, noninterest income for the first nine months of 2002, as compared to the first nine months of 2001, was impacted by lower loan servicing income in the Commercial Platform primarily resulting from the sale of BVFMAC during 2001. The following tables illustrate noninterest income (loss), by platform, for the periods indicated:

	For the Three Months Ended

	September 30,	September 30,
	2002	2001

	(Dollars in thousands)
Retail Platform	$30,800	$29,047

Commercial Platform	9,183	1,195

Total	$39,983	$30,242

	For the Nine Months Ended

	September 30,	September 30,
	2002	2001

	(Dollars in thousands)
Retail Platform	$78,775	$89,708

Commercial Platform	12,790	(9,308)

Total	$91,565	$80,400

         Noninterest income for the third quarter of 2002 included net gains on sales of assets totaling $18.1 million consisting primarily of an $11.8 million gain related to the securitization and sale of approximately $450.0 million of auto loans within the Retail Platform and a $6.3 million gain on the sale of multi-family loans and commercial real estate to Washington Mutual within the Commercial Platform. Noninterest income for the second quarter of 2002 included net gains on sales of assets totaling $0.2 million consisting primarily of a $0.8 million gain on the sale of mortgage-backed securities within the Retail Platform offset by a $0.4 million loss on the sale of Bay View Funding and $0.2 million loss on the sale of franchise loans within the Commercial Platform. Noninterest income for the first quarter of 2002 included net gains on sales of assets totaling $0.3 million consisting primarily of a $0.4 million gain on the sale of mortgage-backed securities within the Retail Platform offset by a $0.1 million loss on the sale of a franchise-related asset within the Commercial Platform.

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

Noninterest Expense

General and Administrative Expenses

         General and administrative expenses for the third quarter of 2002 were $31.7 million as compared to $37.0 million for the third quarter of 2001. General and administrative expenses for the first nine months of 2002 were $93.0 million as compared to $117.2 million for the first nine months of 2001. Excluding special mention items, as discussed below, the decreases in general and administrative expenses for the third quarter of 2002, as compared to the third quarter of 2001, and for the first nine months of 2002, as compared to the first nine months of 2001, were primarily due to the elimination of BVFMAC servicing platform expenses with the sale of the legal entity BVFMAC during 2001, the elimination of Bay View Funding expenses with the sale of our San Mateo-based factoring division effective June 2002 as well as certain cost-savings we continue to realize from our ongoing restructuring initiated in 2001.

         Special mention items generally include items recognized during the period that we believe are significant and/or unusual in nature and therefore useful to you in evaluating our performance and trends. These items may or may not be nonrecurring in nature. There were no special mention items included in general and administrative expenses for the first nine months of 2002.

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

         The following tables illustrate general and administrative expenses, by platform (not reflecting the allocation of branch network general and administrative expenses), for the periods indicated:

	For the Three Months Ended

	September 30,	September 30,
	2002	2001

	(Dollars in thousands)
Retail Platform	$23,574	$26,060

Commercial Platform	2,048	3,477

Subtotal	25,622	29,537

Indirect corporate overhead (1)	6,051	7,490

Total	$31,673	$37,027

	For the Nine Months Ended

	September 30,	September 30,
	2002	2001

	(Dollars in thousands)
Retail Platform	$68,712	$76,094

Commercial Platform	7,813	18,527

Subtotal	76,525	94,621

Indirect corporate overhead (1)	16,476	22,529

Total	$93,001	$117,150

(1)	Amount represents indirect corporate expenses not specifically identifiable with, or allocable to, our business platforms.

         The following tables illustrate the ratio of general and administrative expenses to average total assets, including auto-related securitized assets, on an annualized basis for the periods indicated:

	For the Three Months Ended

	September 30,	September 30,
	2002	2001

	(Dollars in thousands)
General and administrative expenses	$31,673	$37,027

Average total assets, including auto-related securitized assets	$4,200,818	$4,357,844

Annualized general and administrative expenses to average total assets, including auto-related securitized assets	3.02%	3.40%

	For the Nine Months Ended

	September 30,	September 30,
	2002	2001

	(Dollars in thousands)
General and administrative expenses	$93,001	$117,150

Average total assets, including auto-related securitized assets	$4,073,742	$4,909,364

Annualized general and administrative expenses to average total assets, including auto-related securitized assets	3.04%	3.18%

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

         The following tables illustrate the efficiency ratio for the periods indicated:

	For the Three Months Ended

	September 30,	September 30,
	2002	2001

	(Dollars in thousands)
General and administrative expenses	$31,673	$37,027

Operating revenues, as defined	$45,264	$41,710

Efficiency ratio	70.0%	88.8%

	For the Nine Months Ended

	September 30,	September 30,
	2002	2001

	(Dollars in thousands)
General and administrative expenses	$93,001	$117,150

Operating revenues, as defined	$133,657	$142,840

Efficiency ratio	69.6%	82.0%

Revaluation of Franchise-Related Assets

         Excluding the mark-to-market valuation adjustments related to our adoption of liquidation basis accounting, there was no adjustment related to the revaluation of franchise-related assets during the first nine months of 2002. The revaluation of certain franchise-related assets resulted in a $68.6 million pre-tax adjustment for the first nine months of 2001. The revaluation included a $31.7 million adjustment, recorded in the second quarter, related to the sale of approximately $278 million in loans to Goldman Sachs Mortgage Co. as well as writedowns of other franchise-related assets recorded primarily in the first and second quarters of 2001. The writedowns included $15.5 million in adjustments to servicing assets, $11.1 million in adjustments to residual interests on securitizations, reflecting anticipated market yields, and $5.0 million in adjustments to equity investments. During the third quarter of 2001, the revaluation charges were reduced by $1.4 million due to a $1.0 million reduction in previously recorded mark-to-market adjustments on franchise loans associated with a pending sale and a $0.4 million recovery of servicer advances written off in the second quarter of 2001.

Investment in Operating Lease Assets

         Leasing expense represents expenses related to our auto leasing activities. Because the leases are accounted for as operating leases, the corresponding assets are capitalized and depreciated to their estimated residual values over their lease terms. This depreciation expense is included in leasing expenses, along with the amortization of capitalized initial direct lease costs and impairment charges. Leasing expenses for the third quarter of 2002 were $12.9 million as compared to $16.6 million for the third quarter of 2001. Leasing expenses were $44.0 million for the first nine months of 2002 as compared to $61.6 million for the first nine months of 2001. The decreases in leasing expenses, as compared to respective prior periods, were primarily due to lower provision for impairment combined with lower depreciation expense associated with the declining balance of our auto-related operating lease portfolio. These were partially offset by a $1.5 million accrual related to certain residual and credit incentives pursuant to our purchase contract with Lendco Financial Services recorded during the second quarter of 2002. We ceased purchasing auto leases in June 2000. Leasing expenses for the nine-month period ended September 30, 2001 included $10.0 million of additional provision for impairment primarily as a result of revising the estimated residual values associated with the auto lease portfolio.

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

         Significant assumptions underlying the automobile lease impairment analysis that are susceptible to possible change in the near term include the projected ALG residual values and the estimated probabilities of each of the three disposition scenarios. For example, if ALG projected residual values decline by $250 for each vehicle, approximately 379 additional vehicles of its 13,631 vehicles would be considered impaired at September 30, 2002 and therefore subject to a possible impairment charge. At September 30, 2002, a total of 5,934 vehicles were considered impaired. Further, if the aggregate number of lessees that return their vehicle to the Company at the end of the lease term is higher than currently projected, the number of impaired vehicles could be higher as the amount realized under this scenario is generally less than if the lessee purchases their automobile prior to the end of the lease term, either at a discount or at the full contractual residual amount.

Capital Securities

         On December 21, 1998, we issued $90 million in Capital Securities through Bay View Capital I, a business trust formed to issue the securities. The Capital Securities, which were sold in an underwritten public offering, accrue quarterly cumulative dividends at an annual rate of 9.76% of the liquidation value of $25 per share. Dividend expense on the Capital Securities was $2.7 million for the third quarter of 2002 as compared to $2.3 million for the third quarter of 2001. Dividend expense on the Capital Securities was $7.9 million for the first nine months of 2002 as compared to $6.9 million for the first nine months of 2001.

         In September of 2000, we entered into an agreement with the Federal Reserve Bank which requires that we obtain their approval prior to disbursing any dividends associated with our Capital Securities. Beginning with the third quarter of 2000, we began deferring distributions of the quarterly dividends in accordance with the terms of the Capital Securities. During this deferral period, distributions to which holders are entitled will continue to accrue at an annual rate of 9.76% of the liquidation amount of $25 per Capital Security, plus accumulated additional distributions at the same rate, compounded quarterly, on any unpaid distributions (to the extent permitted by law). Holders of the Capital Securities at the time the distribution of dividends is resumed will receive the cumulative deferred distributions plus the cumulative interest thereon. Deferred dividends and interest, which were fully accrued, were $21.8 million at September 30, 2002 as compared to $14.1 million at December 31, 2001.

         We anticipate paying the deferred dividends on December 31, 2002, pending regulatory approvals. While we remain subject to the formal agreement with the Federal Reserve Bank, future dividend payments will remain subject to their prior approval.

         At a meeting held on October 3, 2002, holders of the Capital Securities of Bay View Capital I approved a waiver of those provisions of the legal instruments governing the Capital Securities and the Company’s 9.76% Junior Subordinated Deferrable Interest Debentures that would, absent the waiver, prevent the Company from disposing of all of its assets pursuant to its plan of dissolution and stockholder liquidity. Capital Securities holders also approved the amendment of certain provisions of the legal instruments governing the Capital Securities and the Junior Debentures that would allow early redemption of the Capital Securities at the option of each holder of the Capital Securities.

Real Estate Owned

         Net expense related to our real estate owned was $1.0 million for the first nine months of 2002 as compared to net income of $252,000 for the first nine months of 2001. Additionally, we recorded $266,000 of provision for losses on real estate owned during the first nine months of 2002. The increases in expenses and provision related to real estate owned for the first nine months of 2002, as compared to the first nine months of 2001, were primarily due to increases in real estate owned activity, primarily representing foreclosed franchise properties.

Income Taxes

         The Company recorded tax expense of $187.4 million for the third quarter and $181.8 million for the nine months ended September 30, 2002, of which $11.9 million is current and $169.9 million is deferred. The Company also recorded a deferred tax benefit of $2.3 million on the cumulative effect of change in accounting principle, which is presented net of this tax benefit. As a result of the Company’s plan of dissolution and stockholder liquidity, income tax expense includes the effect of establishing a valuation allowance of $24.0 million on the realizability of deferred tax assets in years after 2002. The realizability of deferred tax assets and the related valuation allowance are based on total projected future income through the final liquidation of the Company.

         The effective tax rate used in computing the $181.8 million tax expense for the first nine months of 2002 was 71.5%. This expected 2002 effective tax rate is higher than the federal statutory rate due primarily to state income taxes, the valuation allowance on deferred tax assets, disposition of nondeductible goodwill and nondeductible compensation associated with the Company’s plan of dissolution and stockholder liquidity.

         For the third quarter and first nine months of 2001, the Company recorded a $0.4 million tax benefit and a $59.9 million tax benefit, respectively, both at a 36.5% effective tax rate.

         During 2000, the Company recorded a $26.0 million valuation allowance against its gross deferred tax assets primarily relating to approximately $48.6 million in federal net operating loss carryforwards that were expiring in 2001 as the Company did not expect to be able to fully utilize these amounts prior to their expiration date. In May 2001, the Company raised $137.5 million of additional capital which enabled the Company to implement a new strategic plan, including the disposition of non-core and higher-risk assets. As a result of these actions, the Company’s ability to generate future taxable income became more predictable. During 2001, the Company also executed certain transactions that resulted in significant amounts of taxable income. These transactions included the sale of the BVFMAC legal entity which generated significant taxable income related to previously deferred gains in the franchise securitization trusts. The Company also executed a financing secured by the contractual cash flows of our auto operating lease portfolio that was treated as a sale for income tax purposes and generated $136.5 million in taxable income. Primarily as a result of these transactions, the Company generated sufficient taxable income during the year to be able to utilize the majority of its net operating loss carryforwards expiring in 2001. In addition, the Company identified tax-planning strategies which included the sale of certain assets obtained in connection with a previous purchase business combination with significant built-in gains for tax purposes which would be triggered in the event of a sale. Such a transaction would not only generate significant levels of taxable income, but would also increase the limitation on the utilization of the net operating loss carryforward acquired in connection with a previous purchase business combination. As a result, the Company eliminated the $26.0 million valuation allowance against its gross deferred tax assets during 2001. As of September 30, 2002, in anticipation of the close of the sale of the Bank’s retail banking assets to U.S. Bank and other 2002 asset sales transactions, the Company will utilize approximately $143.6 million of its net deferred tax assets.

         In the event the Company does not generate sufficient levels of future taxable income, the Company may not be able to utilize its net operating loss carryforwards prior to their expiration date or may not be able to realize other net deferred tax assets related to timing difference between reported financial statement income (loss) and taxable income (loss). If the Company determines in the future that it cannot fully utilize its net deferred tax assets, it would be required to increase its valuation allowance for the portion of net deferred tax assets estimated not to be realizable.

Non-GAAP Disclosures

         With our adoption of liquidation basis accounting effective September 30, 2002, our stockholders’ equity was transferred to net assets in liquidation. Our net assets in liquidation at September 30, 2002 exclude the mark-to-liquidation value gain on our auto lending business.

	Total
	(in thousands)	Per Share

Net assets in liquidation	$413,675	$6.50

Deferred gain on auto lending business(1)	12,817	0.20

Pro-forma net assets in liquidation	426,492	6.70

Projected future after-tax earnings(1)	2,925	0.05

Pro-forma net assets in liquidation, adjusted for projected future after-tax earnings	$429,417	$6.75

(1)Amounts represent current estimates of future transactions and operations, actual amounts may differ.

         As indicated in the table above, the estimated after-tax deferred gain on the Company’s auto lending business is $12.8 million or $0.20 per outstanding share based on 63,631,680 diluted shares in liquidation. The projected future after-tax earnings of $2.9 million, or $0.05 per outstanding share, is a non-GAAP measure.

Balance Sheet Analysis

Securities

         The following table illustrates our securities portfolio as of the dates indicated:

	September 30, 2002		December 31, 2001

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(Dollars in thousands)
Available-for-sale

Federal National Mortgage Association stock	$—	$—	$580	$761

Federal Home Loan Bank callable notes	—	—	10,000	9,988

Asset-backed securities	7,767	7,767	14,129	14,096

Trust preferred securities	4,271	4,271	48,082	47,907

Other investment securities	11,191	11,191	12,287	12,354

Retained interests in securitizations	32,432	32,432	13,874	13,874

Total investment securities	55,661	55,661	98,952	98,980

Mortgage-backed securities:

Fannie Mae	23,389	23,389	89,083	90,256

Freddie Mac	36,046	36,046	73,850	73,670

Government National Mortgage Association	2,269	2,269	2,837	2,835

Collateralized mortgage obligations	58,254	58,254	112,247	112,130

Total mortgage-backed securities	119,958	119,958	278,017	278,891

Total securities available-for-sale	$175,619	$175,619	$376,969	$377,871

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

         During 2001, we transferred our remaining held-to-maturity securities totaling $631.7 million to available-for-sale. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” we recorded $1.5 million of unrealized losses related to the transfer. As a result of the transfer and subsequent sales of securities from our held-to-maturity portfolio, combined with our adoption of liquidation basis accounting, we do not intend to hold any securities as held-to-maturity in the foreseeable future. In accordance with liquidation basis accounting, our investment securities will continue to be classified as available-for-sale and marked to their fair values through income as liquidation basis adjustments. We realized net gains of $2.0 million related to mark-to-market adjustments, which were previously recorded as other comprehensive income, on our investment securities upon our adoption of liquidation basis accounting effective September 30, 2002.

         We sold $103.6 million of mortgage-backed securities and $59.0 million of other investment securities, primarily trust preferred and asset-backed securities, during the first nine months of 2002. Gross gains of $1.2 million were realized on the sales. The sales were offset by purchases of $60.0 million of mortgage-backed securities and $54.9 of asset-backed securities during the first nine months of 2002.

         Mortgage-backed securities pose risks not associated with fixed maturity bonds, primarily related to the ability of the borrower to prepay the underlying loan with or without penalty. This risk, known as prepayment risk, may cause the mortgage-backed securities to remain outstanding for a period of time different than that assumed at the time of purchase. When interest rates decline, prepayments generally tend to increase, causing the average expected remaining life of the mortgage-backed securities to decline. Conversely, if interest rates rise, prepayments tend to decrease, lengthening the average expected remaining life of the mortgage-backed securities.

Loans and Leases

         The following table illustrates our loan and lease portfolio as of the dates indicated:

	September 30,	December 31,
	2002	2001

	(Dollars in thousands)
Loans and leases receivable:

Retail Platform:

Single-family mortgage loans	$148,329	$277,288

High loan-to-value home equity loans and lines of credit	7,178	13,835

Other home equity loans and lines of credit	151,742	130,784

Auto loans(1)	84,938	444,607

Total retail loans	392,187	866,514

Commercial Platform:

Multi-family mortgage loans	3,563	697,339

Commercial mortgage loans	51,527	289,093

Franchise loans	59,433	160,072

Asset-based loans, syndicated loans, factored receivables and commercial leases	185,714	310,070

Business loans	56,970	79,883

Total commercial loans and leases	357,207	1,536,457

Premiums and discounts and deferred fees and costs, net	—	14,215

Gross loans and leases receivable	749,394	2,417,186

Allowance for loan and lease losses	—	(49,791)

Loans and leases receivable(2)(3)	$749,394	$2,367,395

(1) Amounts exclude auto-related operating lease assets reported separately from loans and leases totaling $228.5 million at September 30, 2002 and $339.3 million at December 31, 2001.

(2) All loans and leases are classified as held-for-sale at September 30, 2002. Total loans and leases at December 31, 2002 include franchise loans classified as held-for-sale totaling $40.6 million.

(3) Includes mark-to-market valuation adjustments of $70.6 million and $14.0 million at September 30, 2002 and December 31,2001, respectively.

         The decrease in loans and leases receivable at September 30, 2002, as compared to December 31, 2001 was primarily due to the impact of asset sales consummated during the third quarter to generate the funds necessary to close the U.S. Bank sale transaction. During the quarter, we completed the sale of approximately $1.0 billion of our multi-family and commercial mortgage loans to Washington Mutual and securitized and sold approximately $450.0 million of our auto loans. Additionally, our loans and leases receivable was impacted by the sale of $56.5 million of franchise loans, the sale of $25.3 million of factored receivables related to the sale of Bay View Funding, the June settlement agreement with JP Morgan Chase Bank which resulted in the removal of approximately $12 million in nonaccruing franchise loans from our consolidated balance sheet and loan payoffs during the first nine months of 2002.

         Our exposure to higher-risk franchise assets was further reduced during the quarter as the net book value of our franchise loan portfolio, net of mark-to-market valuation adjustments, decreased to $59.4 million at September 30, 2002 from $160.1 million at December 31, 2001. In connection with our plan of dissolution and stockholder liquidity, our entire loans and leases receivable is classified as held-for-sale at September 30, 2002.

         The following tables illustrate our loan and lease originations for the periods indicated:

	For the Three Months Ended

	September 30,	September 30,
	2002	2001

	(Dollars in thousands)
Loan and lease originations:

Home equity loans and lines of credit	$26,397	$30,928

Auto loans	76,230	87,106

Multi-family and commercial mortgage loans	27,105	89,508

Asset-based loans, syndicated loans, factored receivables and commercial leases	8,617	7,806

Business loans	9,393	16,908

Total originations	$147,742	$232,256

	For the Nine Months Ended

	September 30,	September 30,
	2002	2001

	(Dollars in thousands)
Loan and lease originations:

Home equity loans and lines of credit	$80,857	$68,830

Auto loans	245,267	240,270

Multi-family and commercial mortgage loans	217,788	185,240

Asset-based loans, syndicated loans, factored receivables and commercial leases	25,408	55,988

Business loans	31,977	42,172

Total originations	$601,297	$592,500

         We ceased originating multi-family and commercial mortgage loans in August 2002 subsequent to the Washington Mutual sale transaction. The home equity loans and commercial and business loans are part of the retail business assumed by U.S. Bank.

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

         The following table illustrates our nonperforming assets as of the dates indicated:

	September 30,	December 31,
	2002	2001

	(Dollars in thousands)
Nonaccrual loans and leases	$34,703	$79,722

Real estate owned	4,576	9,462

Other repossessed assets	846	633

Nonperforming assets	$40,125	$89,817

         The decrease in total nonperforming assets at September 30, 2002, as compared to December 31, 2001, was primarily due to the removal of the $12 million in nonperforming franchise loans related to the JP Morgan Chase settlement, the sale of approximately $1.8 million in franchise real estate owned, a decrease in nonaccruing franchise loans and mark-to-market valuation adjustments of $19.2 million resulting from the adoption of liquidation basis accounting. Nonperforming assets excluding franchise-related assets were $16.9 million at September 30, 2002, as compared to $20.2 million at December 31, 2001, while non-franchise nonaccrual loans and leases were $15.8 million at September 30, 2002 as compared to $17.5 million at December 31, 2001.

         The following table illustrates, by platform, nonperforming assets and nonperforming assets as a percentage of consolidated total assets:

		Nonperforming Assets
	as a Percentage of Consolidated Total Assets

	September 30, 2002		December 31, 2001

	(Dollars in thousands)
Retail Platform:

Single-family mortgage loans	$2,729	0.07%	$2,455	0.06%

Home equity loans and lines of credit	693	0.02	470	0.01

Auto loans	1,024	0.03	1,034	0.03

Total retail platform	4,446	0.12	3,959	0.10

Commercial Platform:

Multi-family mortgage loans	74	—	67	—

Commercial real estate loans	3,700	0.09	7,822	0.19

Franchise loans	23,218	0.60	69,583	1.74

Asset-based loans, syndicated loans, factored receivables and commercial leases	8,141	0.21	8,003	0.20

Business loans	546	0.01	383	0.01

Total commercial platform	35,679	.91	85,858	2.14

Total	$40,125	1.03%	$89,817	2.24%

         The following table illustrates, by platform, loans and leases delinquent 60 days or more as a percentage of loans and leases:

	Loans and Leases Delinquent 60 Days or More
	as a Percentage of Loans and Leases

	September 30, 2002		December 31, 2001

	(Dollars in thousands)
Retail Platform	$5,710	0.76%	$7,802	0.32%

Commercial Platform	26,195	3.50	62,221	2.58

Total	$31,905	4.26%	$70,023	2.90%

Allowance for Loan and Lease Losses (ALLL)

         As of September 30, 2002, the Company adopted liquidation basis accounting and reallocated the balance of the ALLL as mark-to-market adjustments to individual loans and leases and groups of homogeneous loans in liquidation. Prior to this reallocation, we used the process described below to evaluate the loan portfolio and determine the adequacy of the allowance for loan and lease losses consistent with going concern basis accounting. See Note 2 for discussion of mark-to-market valuation adjustments to the loan portfolio.

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

         The allowance for loan and lease losses at September 30, 2002 of $28.9 million was reallocated as mark-to-market adjustments to individual loans and leases and groups of homogeneous loans in liquidation. The ALLL was $49.8 million at December 31, 2001. The decrease in the allowance for losses on loans and leases before reallocation was primarily related to net charge-offs in excess of loan loss provision expense during the three- and nine-month periods ended September 30, 2002.

         The following table illustrates the changes in the allowance for losses on loans and leases for the periods indicated, including the reallocation of the allowance to individual loans and leases and groups of homogeneous loans in liquidation as of September 30, 2002:

	Three Months	Nine Months	Year
	Ended	Ended	Ended
	September 30,	September 30,	December 31,
	2002	2002	2001

	(Dollars in thousands)
Beginning balance	$38,945	$49,791	$73,738

Transfers of loans to held-for-sale	(8,822)	(10,658)	(53,606)

Charge-offs:

Mortgage	—	—	(1,488)

Home equity loans and lines of credit	(473)	(1,309)	(10,296)

Auto	(1,324)	(3,696)	(3,809)

Asset-based loans, syndicated loans, factored receivables and commercial leases	(837)	(6,987)	(9,397)

Franchise	(1,300)	(11,363)	(24,197)

Business	(350)	(416)	(2,509)

	(4,284)	(23,771)	(51,696)

Recoveries:

Mortgage	—	—	283

Home equity loans and lines of credit	139	464	4,602

Auto	182	1,039	1,526

Asset-based loans, syndicated loans, factored receivables and commercial leases	505	1,220	2,479

Franchise	78	126	196

Business	6	38	379

	910	2,887	9,465

Net charge-offs	(3,374)	(20,884)	(42,231)

Provision for losses on loans and leases	2,200	10,700	71,890

Reallocation of allowance as mark-to-market adjustments to individual loans and leases and groups of homogeneous loans in liquidation	(28,949)	(28,949)	—

Ending balance	$—	$—	$49,791

Net charge-offs to average loans and leases (annualized)	0.83%	1.29%	1.51%

         Prior to its reallocation as mark-to-market adjustments, the ALLL decreased as we transferred and subsequently sold loans from our held-for-investment portfolio to our held-for-sale portfolio during 2001 and the first nine months of 2002. During 2001, the transfer of loans from held-for-investment to held-for-sale resulted in a $53.6 million reduction to the ALLL related to mark-to-market adjustments on these loans, consisting of $48.8 million in net reductions related to the sale of franchise loans and $4.8 million related to home equity loans. During the first nine months of 2002, the transfer of loans from held-for-investment to held-for-sale resulted in a $10.7 million reduction in the ALLL related to the sale and payoff of multi-family mortgage, commercial real estate, auto and franchise and other commercial loans.

Deposits

         The following table illustrates deposits as of the dates indicated:

	September 30, 2002		December 31, 2001

	Amount	Rates	Amount	Rates

		(Dollars in thousands)
Transaction accounts	$1,779,452	1.29%	$1,950,699	1.48%

Retail certificates of deposit	1,467,816	2.84	1,284,228	3.53

Total retail deposits	3,247,268	1.99	3,234,927	2.29

Brokered certificates of deposit	251,367	2.03	—	—

Deposit premium at September 30, 2002	(463,534)	—	—	—

Total	$3,035,101	1.99%	$3,234,927	2.29%

Transaction accounts as a percentage of total deposits		54.8%		60.3%

         On November 1, 2002, Bay View Bank sold its retail deposits to U.S. Bank National Association.

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

         During 2001, we significantly reduced our borrowings as part of our strategic plan, completely eliminating short-term borrowings including collateralized advances from the Federal Home Loan Bank of San Francisco, warehouse lines and securities sold under agreements to repurchase. At September 30, 2002, our remaining borrowings include subordinated debt, capital securities and other borrowings related to the financing secured by our auto lease contractual cash flows during the fourth quarter of 2001.

         The following table illustrates outstanding borrowings as of the dates indicated:

	September 30, 2002	December 31, 2001

	(Dollars in thousands)
Subordinated Notes, net (1)	$154,563	$149,632

Other borrowings	77,828	137,536

Capital Securities	90,000	90,000

Total	$322,391	$377,168

(1)	At September 30, 2002, includes $4.6 million prepayment penalty associated with the anticipated call of the securities during the fourth quarter of 2002.

         The Company and the Bank have obtained regulatory approvals necessary for the early redemption of their outstanding debt securities, and have the funds needed for redemption. These include the Company’s $100 million of 9-1/8 % Subordinated Notes which will be redeemed at the applicable price of par plus a premium of 4.563% on November 29, 2002 and the Bank’s $50 million of 10% Subordinated Notes which will be redeemed at par on December 9, 2002. Notices of redemption have been sent to holders by the trustee of each of the debt securities.

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

         On September 29, 2000, Bay View Capital Corporation entered into an agreement with the Federal Reserve Bank of San Francisco. In addition to requiring prior approval to pay common stock dividends, the agreement requires us to obtain prior approval to disburse dividends associated with our 9.76% Capital Securities. Pursuant to the terms of the Capital Securities, we have deferred distributions on the debentures. During this deferral period, distributions to which holders are entitled will continue to accrue at an annual rate of 9.76% of the liquidation amount of $25 per Capital Security, plus accumulated additional distributions at the same rate, compounded quarterly, on any unpaid distributions (to the extent permitted by law). We anticipate paying the deferred dividends on December 31, 2002, pending regulatory approvals. While we remain subject to the formal agreement with the Federal Reserve Bank, future dividend payments will remain subject to their prior approval.

         At September 30, 2002, we had liquidity levels with cash and cash equivalents in excess of $2.5 billion, representing approximately 84% of total deposits, as we converted loans and investment securities to cash and cash equivalents in anticipation of the close of the U.S. Bank transaction. On November 1, 2002, following the close of the U.S. Bank sale transaction, we had cash and cash equivalents of $275 million. As we complete our liquidation, the funding to repay outstanding brokered certificates of deposit, borrowings, the Capital Securities, and other liabilities will be generated from sales of the remaining assets. Future originations of auto loans are anticipated to be funded with a warehouse line of credit combined with periodic securitizations of warehoused loans.

         To assist you in analyzing our liquidity, you should review our Consolidated Statements of Cash Flows at Item 1. “Financial Statements.”

Capital Resources

         Management seeks to maintain adequate capital to support anticipated credit risks and to ensure that Bay View Capital Corporation and Bay View Bank are in compliance with all regulatory capital guidelines.

         With the adoption of liquidation basis accounting effective September 30, 2002, our stockholders’ equity was transferred to net assets in liquidation. Our net assets in liquidation totaled $413.7 million at September 30, 2002 or $6.50 in net assets in liquidation per outstanding share based on 63,631,680 diluted shares in liquidation.

         At December 31, 2001, stockholders’ equity and tangible stockholders’ equity, which excludes intangible assets, was $336.2 million and $212.6 million, respectively.

         The following table illustrates the reconciliation of our stockholders’ equity to tangible stockholders’ equity as of the dates indicated:

	At	At
	September 30,	December 31,
	2002	2001

	(Dollars in thousands,
	except per share amounts)
Stockholders’ equity	$—	$336,187

Intangible assets	—	(123,573)

Tangible stockholders’ equity	$—	$212,614

Book value per share	$—	$5.37

Tangible book value per share	$—	$3.40

Net assets in liquidation	$413,675

Net assets in liquidation per outstanding share	$6.50

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

         Bay View Bank’s regulatory capital levels at September 30, 2002 exceeded both the requirements necessary to be considered adequately capitalized as well as the requirements necessary to be considered well-capitalized as illustrated in the following table:

			Minimum		Well-Capitalized
	Actual		Requirement		Requirement

	Amount	Ratio	Amount	Ratio	Amount	Ratio

			(Dollars in thousands)
Tier 1 leverage	$592,747	15.78%	$150,255	4.00%	$187,819	5.00%

Tier 1 risk-based	$592,747	22.77%	$104,116	4.00%	$156,175	6.00%

Total risk-based	$642,747	24.69%	$208,233	8.00%	$260,291	10.00%

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

         At September 30, 2002, Bay View Capital Corporation’s regulatory capital levels exceeded the requirements necessary to be considered adequately capitalized as illustrated in the following table:

			Minimum
	Actual		Requirement

	Amount	Ratio	Amount	Ratio

		(Dollars in thousands)
Tier 1 leverage	$503,658	13.17%	$152,975	4.00%

Tier 1 risk-based	$503,658	18.76%	$107,384	4.00%

Total risk-based	$638,221	23.77%	$214,768	8.00%

Share Repurchase Program

         Our outstanding shares of common stock were 62,769,676 at September 30, 2002 and 62,579,129 at December 31, 2001. In August 1998, our Board of Directors authorized the repurchase of up to $50 million in shares of our common stock. We repurchased 460,000 shares of our common stock during 1999. We did not repurchase any shares of our common stock during 2000, 2001 and the first nine months of 2002. In November 1999, all of our treasury shares were reissued in conjunction with the acquisition of FMAC. At September 30, 2002, we had approximately $17.6 million in remaining authorization available for future share repurchases. Pursuant to our agreement with the Federal Reserve Bank of San Francisco, we must obtain prior written approval before repurchasing shares.

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

Caps

         Interest rate caps are option contracts that limit the cap holder’s risk associated with an increase in interest rates. If rates go above a specified interest rate (strike price or cap rate), the cap holder is entitled to receive cash payments equal to the excess of the market rate over the strike price multiplied by the notional amount. We had interest rate caps with notional amounts of $100.0 million at September 30, 2002 and $180.0 million at December 31, 2001. Our interest rate caps had cap rates at 7.00% and a cap index based on either the one- or three-month LIBOR rate. These caps are reported at their fair value with realized and unrealized gains and losses charged to earnings when incurred. The fair value of our interest rate caps was $0 and $5,000 at September 30, 2002 and December 31, 2001, respectively.

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

         The following table illustrates our combined asset and liability repricing as of September 30, 2002(1):

	Repricing Period

	Under	Between	Between	Over
	One	One and	Three and	Five
	Year	Three Years	Five Years	Years	Total

	(Dollars in thousands)
Assets:
Cash and investments	$2,549,922	$16,348	$12,559	$52,500	$2,631,329
Mortgage-backed securities and loans and leases(2)	707,840	217,732	148,350	23,974	1,097,896

Total interest rate sensitive assets	$3,257,762	$234,080	$160,909	$76,474	$3,729,225

Liabilities:
Deposits:
Transaction accounts	$1,263,427	$—	$—	$—	$1,263,427
Retail certificates of deposit	1,520,307	—	—	—	1,520,307
Brokered certificates of deposit	251,367	—	—	—	251,367
Borrowings (3)	49,212	28,616	—	244,563	322,391

Total interest rate sensitive liabilities	$3,084,313	$28,616	$—	$244,563	$3,357,492

Repricing gap-positive (negative)	$173,449	$205,464	$160,909	$(168,089)	$371,733

Cumulative repricing gap-positive	$173,449	$378,913	$539,822	$371,733

(1)	We completed the sale of the Bank’s retail banking assets to U.S. Bank effective November 1, 2002. Accordingly, these assets and retail deposits have been reflected herein as repricing within one year. See note 2 for further discussion.

(2)	Based on assumed annual prepayment and amortization rates, which approximate our historical experience.

(3)	Includes Capital Securities.

         The simulation model discussed above has, in the past, provided our Risk Management Committee with the ability to simulate our net interest income. However, the Company’s plan of dissolution and stockholder liquidity, which was approved on October 3, 2002, preempted our historical asset and liability management strategies and results in significant amounts of liquidity. The simulation results, set forth below, reflect a limited number of elements of this plan of dissolution which had been executed effective September 30, 2002, including the sale of the Bank’s retail banking assets to U.S. Bank. In order to measure, at September 30, 2002, the sensitivity of our forecasted net interest income to changing interest rates, both a rising and falling interest rate scenario were projected and compared to a base market interest rate forecast derived from the current treasury yield curve. For the rising and falling interest rate scenarios, the base market interest rate forecast was increased, on an instantaneous and sustained basis, by 100 to 300 basis points and decreased by 100 and 200 basis points. At September 30, 2002, our net interest income was outside of our policy guidelines given the aforementioned hypothetical changes in market interest rates. This is a result of the significant mismatch of interest rate sensitive assets and liabilities produced by implementation of the plan of dissolution and stockholder liquidity. The following table illustrates the sensitivity of our net income relative to the hypothetical changes to the market rates:

	Net Interest Income

Projected effect:	-200 bp	-100 bp	+100 bp	+200 bp	+300 bp

Net interest income	$6,684	$14,452	$37,475	$47,107	$56,490

% Increase (decrease) from base net interest income	(74.53)%	(44.94)%	42.78%	79.48%	115.23%

Policy guideline	(8.00)%	(5.00)%	(5.00)%	(8.00)%	(15.00)%

         The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, asset prepayments and deposit decay, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions we may undertake in response to changes in interest rates. These simulation results do not comprehend management’s liquidation plans subsequent to September 30, 2002; management believes these actions result in substantially less interest rate risk than indicated by the simulation results. Actual amounts may differ from those projections set forth above should market conditions vary from the underlying assumptions used.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 12(a) – and 15(d) – 14(c)) as of a date within 90 days of the filing of this quarterly report, have concluded that, as of such date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

(b)	Changes in internal controls. There have been no significant changes in the Company’s internal controls or in the other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. As a result, no corrective actions were required or undertaken.

PART II. OTHER INFORMATION

                    Item 1. Legal Proceedings

We are involved as plaintiff or defendant in various legal actions and are occasionally exposed to unasserted claims arising in the normal course of business. In the opinion of management, after consultation with counsel, the resolution of these legal actions will not have a material adverse effect on our consolidated financial condition or results of operations.

                    Item 2. Changes in Securities

None

                    Item 3. Defaults Upon Senior Securities

None

                    Item 4. Submission of Matters to a Vote of Security Holders

None

                    Item 5. Other Information

None

                    Item 6. Exhibits and Reports on Form 8-K

a(i)	Computation of Ratios of Earnings to Fixed Charges (Exhibit 12)

b(i)	The Registrant filed the following report on Form 8-K dated July 24, 2002 as amended by Form 8-K/A during the three months ended September 30, 2002:

On July 22, 2002, the Registrant announced (i) the signing of a definitive agreement to sell Bay View Bank’s retail banking assets to U.S. Bank, (ii) a strategic plan to convert the Company’s assets to cash with the goal of making cash distributions to the Company’s stockholders and (iii) the signing of a definitive agreement by Bay View Bank to sell multi-family and commercial real estate loans to Washington Mutual Bank.

b(ii)	The Registrant filed the following report on Form 8-K dated August 15, 2002 during the three months ended September 30, 2002:

On August 12, 2002, the Registrant and its wholly owned subsidiary Bay View Bank announced the sale of commercial and multi-family loans to Washington Mutual Bank. The Registrant also announced the filing of a preliminary proxy statement with the Securities and Exchange Commission on August 7, 2002 to solicit shareholder approval of the proposed sale of Bay View Bank’s retail banking assets to U.S. Bank National Association and the Company’s plan of dissolution and stockholder liquidity.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAY VIEW CAPITAL CORPORATION Registrant

DATE: November 14, 2002	BY:	/s/ John W. Rose

John W. Rose

Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	BY:	/s/ Jeffrey O. Butcher

Jeffrey O. Butcher
Senior Vice President and Controller
(Principal Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER OF BAY VIEW CAPITAL CORPORATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         We certify that, to the best of our knowledge and belief, the Quarterly Report on Form 10-Q of Bay View Capital Corporation for the period ending September 30, 2002:

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

DATE: November 14, 2002

CERTIFICATIONS

I, Robert B. Goldstein, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Bay View Capital Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarter report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Robert B. Goldstein Robert B. Goldstein President and Chief Executive Officer

CERTIFICATIONS

I, John W. Rose, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Bay View Capital Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarter report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ John W. Rose

John W. Rose Executive Vice President and Chief Financial Officer