Form 10-K
period 2002-12-31
BAY VIEW CAPITAL CORP
filed 2003-03-19
CIK 840387

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-14879

BAY VIEW CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3078031 (I.R.S. Employer Identification No.)

1840 Gateway Drive San Mateo, California (Address of principal executive offices)	94404 (Zip Code)

Registrant’s telephone number, including area code: (650) 312-7200
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $0.01 per share 9.76% Capital Securities due 2028	Name of each exchange on which registered New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.    YES [X]   NO [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    YES [X]   NO [  ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2002 was $397,689,194, based upon the price at which the common equity was last sold on the New York Stock Exchange as of such date.

DOCUMENTS INCORPORATED BY REFERENCE

     Part III of Form 10-K – Portions of the definitive Proxy Statement for Registrant’s 2002 Annual Meeting of Stockholders to be filed not later than April 24, 2003 with the Securities and Exchange Commission are incorporated by reference in Items 10, 11, 12 and 13.

Part I
Item 1. Business
General and Business Overview
Lending and Leasing Activities
Investing Activities
Deposit Activities
Borrowing Activities
Debt
Competition
Economic Conditions, Government Policies and Legislation
Supervision and Regulation
Employees
Executive Officers of the Registrant
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Part II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data - Five-Year Financial Information
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Part III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transaction
Item 14. Controls and Procedures
Part IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
Signatures
CERTIFICATIONS
EXHIBIT 10a.1
EXHIBIT 10a.2
EXHIBIT 10a.3
EXHIBIT 10a.3
EXHIBIT 10.1
EXHIBIT 10.2
EX-11
EXHIBIT 12
EXHIBIT 21
EX-23(A)
EX-23(b)

FORM 10-K

Part I
Item 1.	Business
	General and Business Overview	4
	Lending and Leasing Activities	5
	Investing Activities	6
	Deposit Activities	7
	Borrowing Activities	7
	Debt	7
	Competition	7
	Economic Conditions, Government Policies and Legislation	7
	Supervision and Regulation	8
	Employees	12
	Executive Officers of the Registrant	12
Item 2.	Properties	13
Item 3.	Legal Proceedings	13
Item 4.	Submission of Matters to a Vote of Security Holders	13
Part II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	14
Item 6.	Selected Financial Data - Five-Year Financial Information	15
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	62
Item 8.	Financial Statements and Supplementary Data	66
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	121
Part III
Item 10.	Directors and Executive Officers of the Registrant	121
Item 11.	Executive Compensation	121
Item 12.	Security Ownership of Certain Beneficial Owners and Management	121
Item 13.	Certain Relationships and Related Transactions	121
Item 14.	Controls and Procedures	121
Part IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	122
Signatures
Certifications

Forward-Looking Statements

     This Form 10-K Annual Report contains forward-looking statements that describe the implementation and timing of the Plan of Dissolution and Stockholder Liquidity (the “Plan”) adopted by the stockholders of Bay View Capital Corporation (the “Company”) on October 3, 2002. These forward-looking statements are necessarily based on assumptions as of the date of this Form 10-K Annual Report and involve risks and uncertainties. Accordingly, the results of the Company’s dissolution and the timing and amounts of stockholder distributions may differ materially from those that the Company currently anticipates. The factors that may affect these forward-looking statements include the following:

•	The distributions the Company proposes to make in the future to its stockholders are subject to a number of contingencies. The factors that could reduce the amounts ultimately distributed or that could cause a delay in making the distributions include the following:

•	Until the dissolution of Bay View Bank, N.A. (the “Bank”) is completed later this year, a number of actions the Company and the Bank intend to take, including distributions to the Company’s stockholders, cannot be taken unless approvals are obtained from the Board of Governors of the Federal Reserve System (the “FRB”) in the case of the Company and the Office of the Comptroller of the Currency (the “OCC”) in the case of the Bank;

•	Unforeseen delays in the disposition of the assets of the Company and the Bank and their formal dissolution may occur;

•	The realization of the Company’s deferred tax assets could be less than the Company currently projects;

•	The Company and the Bank may encounter difficulty in selling some of their assets, and certain assets may not be able to be sold for the prices the Company and the Bank currently anticipate;

•	The Company and the Bank may not be able to discharge certain liabilities for the amounts the Company and the Bank currently estimate;

•	The Company and the Bank may incur or discover presently unanticipated claims, liabilities or expenses;

•	The Company’s ability to obtain commercial financing to fund the ongoing operations of our auto lending business, Bay View Acceptance Corporation (“BVAC”);

•	The amounts the Bank is able to distribute to the Company and the amounts the Company is able to distribute to its stockholders could be adversely affected by the results of operations of the Company’s and the Bank’s remaining operations, particularly in the case of BVAC while the dissolution process is being implemented;

•	The estimates of the distribution amounts include projections of future events and performance as distant as 2006 and, accordingly, are inherently subject to many uncertainties;

•	The expenses of the disposition of assets and the dissolution proceeds may exceed the amounts currently estimated; and

•	Court proceedings could restrict or delay distributions to stockholders if claimants or creditors satisfy the court that the amounts to be distributed by the Bank or the Company to stockholders are needed to provide for the payment of expenses and liabilities of the Company or the Bank; or, if the amounts ultimately required to discharge the expenses and liabilities of the Company or the Bank in full exceeds the value of the remaining assets of the Company or the Bank, respectively.

•	The Company’s stockholders could be liable to the extent they receive distributions in the event the Company does not make adequate provision for all of its expenses and liabilities, including its contingent liabilities, as part of its dissolution.

     As a result of the foregoing factors, there can be no assurance that the anticipated stockholder distributions from the implementation of the Plan will be consistent with those described in any forward-looking statements. Accordingly, no stockholder should place undue reliance on any forward-looking statements. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements and all forward-looking statements speak only as of the date made.

Part I

Item 1. Business

General and Business Overview

     Bay View Capital Corporation, a Delaware corporation organized in 1989 (the “Company”), is a bank holding company headquartered in San Mateo, California. The Company’s principal subsidiary is Bay View Bank, N.A. (the “Bank”). On November 1, 2002, the Bank’s 57 branches were sold as part of Bay View’s sale of the Bank’s retail banking assets to U.S. Bank, as approved by the stockholders of the Company. (See Note 1 to the Consolidated Financial Statements, “Basis of Presentation,” at Item 8, “Financial Statements and Supplementary Data” for further information on our subsidiaries).

     On August 6, 2002, the Company’s Board of Directors adopted a Plan of Dissolution and Stockholder Liquidity (the “Plan”) pursuant to which the Company, under applicable provisions of the Delaware General Corporation Law, will:

•	dispose of all of its assets, including all of the assets of the Bank;

•	pay all of its debts and liabilities and make reasonable provision for any contingent liabilities;

•	distribute the remaining proceeds from its asset sales to its stockholders; and

•	dissolve.

     The Company’s stockholders authorized the Plan on October 3, 2002. For further information regarding the Plan, including the full text of the Plan, reference is made to the Company’s September 13, 2002 proxy statement relating to the October 3, 2002 special meeting of stockholders.

     The background of the Plan is as follows:

• As previously reported, the substantial losses the Company suffered in 2000 materially adversely affected the Company’s regulatory capital levels as well as those of the Bank. The adverse effect on the regulatory capital levels of the Company and the Bank resulted in the imposition of written regulatory agreements pursuant to 12 U.S.C. 1818(b) by the Board of Governors of the Federal Reserve System (the “FRB”) with respect to the Company and by the Office of the Comptroller of the Currency (the “OCC”) with respect to the Bank. Although both the Company and the Bank are now “well-capitalized” within the meaning of the risk-based capital guidelines of the FRB and the OCC and have complied with all of the provisions of the written regulatory agreements, it is likely that the written regulatory agreements will remain in effect until the dissolution of the Bank.

• In March 2001, in light of the critical financial condition and the uncertain future of the Company and the Bank, the Company and the Bank retained new management to develop and implement a strategic plan to restore the financial stability of the Company and the Bank. The principal elements of the strategic plan were the sale of the Bank’s higher risk assets, including the sale of its franchise loan servicing operations and franchise loans, and a renewed focus on the Bank’s commercial and retail banking platforms.

• Following the significant and successful turnaround actions undertaken and completed in 2001 under the strategic plan, the Company began active consideration of various alternatives to maximize its value to its stockholders.

• The Company retained Credit Suisse First Boston Corporation to assist the Company in evaluating a variety of transactions. Through this evaluation process, the Company determined that greater stockholder value could be obtained by adopting the Plan and selling the Company’s and the Bank’s assets to a series of purchasers rather than by an alternative approach such as selling or merging the Company or the Bank as a whole.

     As a result of the decision to proceed with the Plan, the Company and the Bank are primarily engaged in asset disposition activities. The two principal asset disposition transactions effected to date have been the sale of approximately $1.0 billion of multifamily and commercial real estate loans to Washington Mutual Bank, FSA in August 2002 and the sale of the Bank’s retail banking assets (the Bank’s deposits, branches and branch, MoneyCare and service center operations), as well as approximately $327.7 million of single family residential mortgages, home equity and commercial loans, to U.S. Bank National Association on November 1, 2002.

     Since November 1, 2002, the Bank has not operated any branches, has not accepted any deposits, and has not otherwise conducted traditional banking activities. Our principal business activity as a commercial bank in liquidation is to earn interest on the remaining loans, leases and investment securities that are funded by borrowings. The difference between interest received and interest paid comprises the majority of our operating earnings. As we continue to sell our assets and repay our liabilities, these operating earnings will contract. The only significant subsidiary of the Bank that is currently conducting on-going operations is Bay View Acceptance Corporation (“BVAC”). BVAC is an automotive finance company engaged primarily in the indirect financing (the purchase of loan contracts from dealers) of automotive purchases by individuals. BVAC currently acquires automobile receivables from over 6,500 manufacturers franchised automobile dealerships in 17 states. At December 31, 2002, the Company had brokered deposits outstanding which provided a significant source of funding for our lending operations. The operating results of our major business segments prior to September 30, 2002 are accounted for and presented by platform. (See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further details and financial information related to our Retail Platform and our Commercial Platform).

     The Company currently anticipates that the dissolution of the Bank will be completed by third quarter 2003, at which time the Company will no longer be a bank holding company subject to regulation by the FRB. The Company further anticipates that its dissolution will be completed by September 2005.

Lending and Leasing Activities

     As of December 31, 2002, our on-going lending activities consist solely of consumer auto lending. All other types of lending were ceased in 2002, or were in the process of liquidation. The following descriptions are provided as a reference to those loan portfolios with outstanding balances at December 31, 2002. All outstanding balances at December 31, 2002 are at their net realizable value and are all classified as held-for-sale.

Consumer Lending

     Automobile Financing - At December 31, 2002, auto loans totaled $142.4 million, representing 45.8% of our loan and lease portfolio. Additionally, auto operating lease assets, excluded from our loan and lease portfolio, totaled $191.0 million at December 31, 2002, representing 21.8% of our consolidated assets. We ceased purchasing auto leases in 2000. We underwrite and purchase fixed-rate prime auto loans on new and used vehicles on an indirect basis. The auto leases are accounted for as operating leases and the lease asset is capitalized and depreciated to its estimated residual value over the term of the lease.

     We underwrite all loans that we purchase. Our underwriting standards focus on the borrower’s ability to repay, as demonstrated by debt-to-income ratios, as well as the borrower’s willingness to repay, as demonstrated by the results of our proprietary credit scoring system.

     We periodically securitize and/or sell our auto loans. During 2002, we securitized and sold $453 million of auto loans. We retained an interest in this securitization with an initial balance of $23.2 million.

Commercial Lending

     Asset-Based Lending, Syndicated Loans, Factoring and Equipment Leasing - At December 31, 2002, our commercial loans and leases, excluding franchise loans and business loans and lines of credit, totaled $104.3 million, representing 33.6% of our loan and lease portfolio. Approximately $91.9 million of the loans and leases outstanding at December 31, 2002 were asset-based loans, $10.7 million in syndicated loans, another $0.7 million of the balance were related to receivable factoring and $1.0 million were equipment leases. On January 31, 2003, $71.0 million of asset-based loans were sold.

Asset-based loans and factored receivables are primarily adjustable-rate loans based on the prime rate index. Equipment leases are fixed-rate direct financing leases. We have employed underwriting procedures which include, among other things, continuous reviews of the borrower’s financial condition and periodic audits of the receivables, equipment or other assets securing the loans and leases.

     Business Loans and Lines of Credit - At December 31, 2002, our business loans totaled $7.2 million, representing 2.3% of our loan and lease portfolio. Coincident with the sale of the Bank’s retail banking assets, we have ceased originating business loans and lines of credit.

     Franchise Lending - At December 31, 2002, our commercial franchise loans totaled $46.9 million, representing 15.1% of our loan and lease portfolio. We ceased the purchase and origination of franchise loans in September 2000. Since then, we have focused on disposing of our franchise assets through loan sales. During 2002, franchise loan sales, as well as loan payoffs and amortization have helped reduce our franchise loan concentration to $46.9 million at December 31, 2002 from $160.1 million at December 31, 2001.

     Our franchise loans are primarily fully amortizing, long-term, fixed- or adjustable-rate loans provided for the purpose of acquisition or refinance of existing business units. These loans generally have a maximum term of up to 20 years and maximum amortization of up to 25 years. Fixed-rate loans are based upon U.S. Treasury rates at the time of funding plus a credit spread. Adjustable-rate loans are tied to LIBOR plus a credit spread and generally reprice on a monthly basis. At December 31, 2002, total franchise loans included $27.5 million of loans to restaurant operators and $19.4 million of loans to gas station/convenience store and truckstop operators.

Real Estate Lending

     Multi-Family Residential Mortgage Loans (five or more units) - At December 31, 2002, loans secured by multi-family residential real estate totaled $2.4 million, representing 0.8% of our gross loan and lease portfolio. The loans that we hold in our portfolio are primarily fully-amortizing ARMs with original terms of 30 years or 15-year ARMs with monthly payments calculated on a 30-year amortization period with a balloon payment due at maturity.

     Nonresidential Commercial Real Estate Loans - At December 31, 2002, loans secured by nonresidential commercial real estate totaled $7.7 million, representing 2.5% of our loan and lease portfolio. The majority of our commercial real estate loans are ARMs. ARMs secured by commercial real estate are generally made on the same terms and conditions as ARMs secured by multi-family residences.

     We employ monitoring procedures which include, among other things, continuous reviews of the borrower’s financial condition and business results. We focus on the cash flow of the business and the continuing ability of the borrower to operate the business unit in a cash positive manner since cash from operations represents the primary source of repayment over the life of the loan.

Investing Activities

     At December 31, 2002, our investment portfolio totaled $70.7 million. Our portfolio includes mortgage-backed securities issued by Fannie Mae and Freddie Mac and senior tranches of private issue collateralized mortgage obligations, or CMO’s. In addition to these securities, we also hold asset-backed securities, retained interests in loan and lease securitizations, and other short-term securities, including federal funds sold and commercial paper. At December 31, 2002, our investment portfolio consisted of $32.5 million of mortgage-backed securities, $6.3 million in asset-backed securities and $31.9 million in retained interests. During 2002, we sold $254.9 million of mortgage-backed and other investment securities.

     In accordance with liquidation basis accounting which we adopted as of September 30, 2002, all securities are classified as held-for-sale and recorded at their net realizable value based on published information or quotes by registered securities brokers. Adjustments to net realizable value, if any, are recorded on a quarterly basis in earnings through the adjustment for liquidation basis. Interest on securities continues to be accrued as income only to the extent considered collectible.

Deposit Activities

     During 2002, we sold all of Bay View Bank’s retail deposits to U.S. Bank as part of the transaction to sell the 57-branch retail banking business. During the second quarter of 2002, we began acquiring brokered certificates of deposit to provide additional liquidity in anticipation of funding the U.S. Bank sale transaction. At December 31, 2002, the Bank had $224.2 million in brokered deposits, all of which are scheduled to mature by March 31, 2003.

Borrowing Activities

     On December 31, 2001, we completed a financing secured by the contractual cash flows of our auto lease portfolio. The transaction was recorded as a secured financing in accordance with accounting principles generally accepted in the United States of America and resulted in an increase in other borrowings of approximately $136.5 million at December 31, 2001. The transaction was treated as a sale for tax purposes. As of December 31, 2002, the balance of other borrowings was $62.0 million.

     We are currently in the process of negotiating a revolving line of credit facility to finance BVAC’s current portfolio of automotive loans and its future originations of automotive loans. At December 31, 2002, the Company had brokered deposits outstanding which provided a significant source of funding for BVAC’s lending operations. This revolving line of credit is intended to replace the maturing brokered deposits. BVAC intends to periodically securitize and sell its production of automotive loans in order to repay the line of credit. There can be no assurances that the Company will be successful in obtaining this financing.

Debt

     At December 31, 2002, we had $90 million of debt outstanding comprised of 9.76% Capital Securities due December 31, 2028 issued in December 1998 by Bay View Capital I, a Delaware business trust we sponsor. The Capital Securities are callable at par on December 31, 2003.

Competition

     Due to limited nature of our current operations and the active implementation of our plan of dissolution and stockholder liquidity, our auto finance group is the only area of our business affected by competition. The competitive environment is a result primarily of changes in regulation, including the 1999 Financial Services Modernization Act, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. We compete for loans with commercial banks, finance companies and credit unions. Many of these competitors are much larger in total assets and capitalization, have greater access to existing and newly emerging capital markets and offer a broader range of financial services than Bay View. In addition, recent federal legislation may have the effect of further increasing the pace of consolidation within the financial services industry.

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

Supervision and Regulation

General

     Bay View Capital Corporation and Bay View Bank are extensively regulated under federal law. This regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of our stockholders. Set forth below is a summary description of the material laws and regulations which relate to our operations. The description is qualified in its entirety by reference to the applicable laws and regulations. Upon completion of the anticipated voluntary liquidation of Bay View Bank, many of the described regulations will no longer apply.

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

     Our securities are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. As such, we are subject to the information, proxy solicitation, insider trading and other requirements and restrictions of the Securities Exchange Act.

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

     At December 31, 2002, we exceeded the minimum requirements necessary to be considered adequately capitalized while Bay View Bank exceeded both the minimum requirements as well as the requirements to be considered well-capitalized. (See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14 to the Consolidated Financial Statements, “Regulatory Capital Requirements,” at Item 8, “Financial Statements and Supplementary Data” for further discussion of our capital ratios).

Prompt Corrective Action and Other Enforcement Mechanisms

     Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. The OCC, which regulates Bay View Bank, has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based upon its capital ratios: “well-capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized”. At December 31, 2002, Bay View Bank exceeded the ratios required for classification as “well-capitalized”.

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

     Compliance with the standards set forth in the risk-based minimum capital guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends that Bay View Bank or Bay View Capital Corporation may pay. An insured depository institution is prohibited from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions, if after such transaction the institution would be undercapitalized.

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

     The FDIC charges an annual assessment for the insurance of deposits based on the risk that a particular institution poses to its deposit insurance fund. The risk classification is based on an institution’s capital group and supervisory subgroup assignment. Although Bay View Bank sold most of its deposit accounts to U.S. Bank, it continues to maintain a portfolio of brokered deposits insured by the FDIC. Effective January 2, 2003, our total deposit insurance premium was 18.68 basis points per $100 of insured deposits (See Note 15 to the Consolidated Financial Statements, “Regulatory Capital Requirements,” at Item 8, “Financial Statements and Supplementary Data”).

Interstate Banking and Branching

     The BHCA permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide- and state-imposed concentration limits.

     Pursuant to its agreement with U.S. Bank, Bay View Bank has agreed that it will not establish deposit branches in Northern California for a period of three years from November 1, 2002.

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

Employees

     At December 31, 2002, we had a total of 322 employees on a full-time equivalent basis, consisting of both full-time and permanent part-time employees, as follows:

Bay View Bank, N.A. and Subsidiaries	240
Bay View Capital Corporation	82

Total	322

     Our employees are not represented by any unions or covered by any collective bargaining agreements. We consider our relations with our employees to be satisfactory.

Executive Officers of the Registrant

     The following table sets forth certain information regarding the executive officers of the Registrant:

			Year
Name	Age	Position	Appointed

Charles G. Cooper	55	Director, President and Chief Executive Officer	2002
James A. Badame	59	President, Bay View Acceptance Corporation	1998
Joseph J. Catalano	56	Senior Vice President, General Counsel and Corporate Secretary	2002
Weldon Culley	58	Senior Vice President and Director of Risk Management	2001
John Okubo	49	Executive Vice President and Chief Financial Officer	2002
Sossy Soukiassian	39	Senior Vice President and General Auditor	2002

     The business experience of each of our executive officers is as follows:

     Mr. Cooper has served as a Director, President and Chief Executive Officer of Bay View Capital Corporation since October 2002. He joined Bay View in May 2001, initially serving as Executive Vice President and Chief Credit Officer. Previously, he served as Executive Vice President and Chief Credit Officer at Lone Star Bank of Dallas. Prior to joining Lone Star Bank, he was Senior Vice President of Loan Administration at Compass Bank in Dallas from 1996 to 2000. Mr. Cooper has more than 30 years of experience in the banking industry, including 13 years experience as a bank examiner with the FDIC.

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

     Mr. Catalano, Senior Vice President, was promoted to General Counsel and Corporate Secretary of Bay View Capital Corporation in December 2002. Mr. Catalano joined Bay View in 1993 and served as Assistant General Counsel from 2000 to 2002. He has also served as Senior Counsel.

     Mr. Culley, Senior Vice President, has served as Director of Risk Management of Bay View Capital Corporation since August 2001. Previously he served as Vice President, Asset Quality for BancFirst in Oklahoma City from July 2000 to July 2001. Mr. Culley was self-employed as a bank consultant from April 1998 to July 2000. Mr. Culley has more than 30 years of experience in the banking industry including 10 years as a bank examiner for the Texas Department of Banking.

     Mr. Okubo, Executive Vice President, was promoted to Chief Financial Officer of Bay View Capital Corporation in November 2002. Mr. Okubo joined Bay View in 1996 and has held various financial management positions, including Treasurer from June 2001 to his recent promotion and Controller for Bay View Bank from 1998 to 2001. Previously, he served as Executive Vice President and Chief Financial Officer of Home Federal Savings of San Francisco from 1993 to 1996.

     Ms. Soukiassian, Senior Vice President, was promoted to General Auditor in November 2002. Previously she served as Director of Corporate Projects of Bay View Capital Corporation from 1998 to 2002. Previously, she held management positions with KPMG Peat Marwick, LLP in Los Angeles from 1996 to 1998.

     There is no family relationship among the above officers. All executive officers serve at the discretion of the Board of Directors.

Item 2. Properties

     At December 31, 2002, we occupied a total of 18 offices plus our administrative corporate office under operating lease agreements expiring at various dates through the year 2012. In most instances, these lease arrangements include options to renew or extend the lease at market rates. We also own leasehold improvements, furniture and equipment at our offices and branches, all of which are used in our business activities.

Item 3. Legal Proceedings

     As previously reported on our Current Report on Form 8-K dated June 25, 2002, we entered into a settlement agreement with JP Morgan Chase Bank relating to the complaint filed against BVFMAC which we sold during 2001.

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

Item 4. Submission of Matters to a Vote of Security Holders

     At a special meeting of our stockholders, held October 3, 2002, the stockholders considered the following two proposals:

1.	To authorize a plan of dissolution and stockholder liquidity under which we will sell or otherwise dispose of all of our assets, including the sale of the Bank’s retail banking assets to U.S. Bank, and, after we pay or make arrangements to pay our liabilities and expenses, we will distribute the net proceeds of our asset sales to our stockholders; and

2.	To approve the sale of the Bank’s retail banking assets to U.S. Bank pursuant to the terms of the Purchase and Assumption Agreement dated July 22, 2002 between the Bank and U.S. Bank.

The vote on these two proposals were as follows:

	For	Withheld or Against
Plan of dissolution and stockholder liquidity	41,057,266	483,766
Sale of the Bank’s retail banking assets to U.S. Bank	41,085,125	455,907

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     At December 31, 2002, our common stock was traded on the New York Stock Exchange under the stock symbol “BVC.” At December 31, 2002, 62,947,396 shares of our common stock were outstanding, which were owned by 1,424 stockholders of record.

     The following tables illustrate quarterly closing stock price activity for 2002 and 2001:

	2002

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Stock price - high	$7.50	$7.16	$6.76	$5.97
Stock price - low	$6.38	$6.35	$5.51	$5.54

	2001

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Stock price - high	$7.22	$7.48	$7.78	$7.48
Stock price - low	$4.27	$3.64	$6.53	$6.61

     No dividends were declared in 2002 and 2001. Our ability to pay dividends is subject to certain restrictions and limitations pursuant to applicable laws and regulations. During the third quarter of 2000 we entered into an agreement with the Federal Reserve Bank that, among other matters, requires prior approval of any dividend payments on our common stock. Our primary source of income is dividends from Bay View Bank. Bay View Bank is prohibited from paying dividends to us without prior approval of the OCC under its agreement with the OCC. (See Note 15 to the Consolidated Financial Statements, “Regulatory Capital Requirements,” at Item 8, “Financial Statements and Supplementary Data”).

Item 6. Selected Financial Data - Five-Year Financial Information

	At December 31,

Selected Balance Sheet Information (1)	2002(2)	2001	2000	1999	1998

	(Dollars in thousands)
Total assets	$875,545	$4,014,105	$5,360,931	$6,498,700	$5,596,232
Mortgage-backed securities	32,516	278,891	642,628	654,713	635,389
Loans and leases held-for-investment, net	—	2,326,787	2,751,794	4,295,246	4,191,269
Loans and leases held-for-sale	311,014	40,608	345,207	66,247	—
Investment in operating lease assets, net	191,005	339,349	479,829	463,088	183,453
Deposits	224,189	3,234,927	3,746,312	3,729,780	3,269,637
Borrowings	61,969	287,168	1,153,443	1,935,517	1,833,116
Intangible assets	—	123,573	134,936	329,005	134,088
Capital Securities	90,000	90,000	90,000	90,000	90,000
Net assets in liquidation	410,064	—	—	—	—
Stockholders’ equity	—	336,187	297,849	631,194	377,811

	For the Year Ended December 31,

Selected Results of Operations Information (1)	2002(3)	2001	2000	1999	1998

	(Dollars in thousands, except per share amounts)
Interest income	$162,486	$302,745	$460,192	$421,656	$406,363
Interest expense	(70,069)	(180,497)	(294,752)	(251,172)	(251,762)

Net interest income	92,417	122,248	165,440	170,484	154,601
Provision for losses on loans and leases	(10,700)	(71,890)	(62,600)	(28,311)	(9,114)
Leasing income	70,827	92,305	97,207	58,558	11,341
Gain (loss) on sales of assets and liabilities, net	18,706	(10,547)	(52,606)	10,058	1,060
Other income, net	20,352	25,411	32,041	22,916	18,671
General and administrative expenses	(110,698)	(155,287)	(158,590)	(117,116)	(113,567)
Litigation Expense	(13,100)	—	—	—	—
Restructuring charges	—	(6,935)	(9,213)	—	—
Revaluation of franchise-related assets	—	(70,146)	(101,894)	—	—
Leasing expense	(54,838)	(86,120)	(69,350)	(40,188)	(7,682)
Real estate operations, net	(1,201)	(2,085)	(65)	238	240
Provision for losses on real estate owned	(418)	(2,936)	—	—	—
Amortization of intangible assets	(993)	(11,280)	(11,158)	(11,993)	(11,372)
Amortization of intangible assets – franchise	—	—	(9,608)	(1,694)	—
Write-off of intangible assets – franchise	—	—	(192,622)	—	—

Income (loss) before income tax expense (benefit) taxes & extraordinary items	10,354	(177,262)	(373,018)	62,952	44,178
Adjustment for liquidation basis	263,749	—	—	—	—
Income tax (expense) benefit	(176,906)	85,866	55,810	(25,053)	(21,215)
Dividends on Capital Securities	(10,615)	(9,774)	(8,989)	(8,935)	(244)
Cumulative effect of change in accounting principle	(18,920)	—	—	—	—

Net income (loss)	$67,662	$(101,170)	$(326,197)	$28,964	$22,719

Net assets in liquidation per diluted share	$6.43	—	—	—	—
Earnings (loss) per diluted share	$—	$(1.99)	$(10.00)	$1.36	$1.12
Dividends declared per share	$—	$—	$0.30	$0.30	$0.40

	At and For the Year Ended December 31,

Selected Others Information(1)	2002	2001	2000	1999	1998

	(Dollars in thousands, except per share amounts)
Net interest margin	N/A	3.18%	3.13%	3.23%	3.03%
Return on average assets	N/A	(2.21)%	(5.20)%	0.49%	0.41%
Return on average equity	N/A	(30.96)%	(58.80)%	7.00%	5.87%
Ratio of total equity to total assets	N/A	8.38%	5.56%	9.71%	6.75%
Book value per share	N/A	$5.37	$9.14	$19.38	$19.77
Dividend payout ratio	N/A	N/A	N/A	19.26%	35.57%
Nonperforming assets	$27,268	$89,817	$101,173	$25,939	$18,020
Ratio of nonperforming assets to total assets	3.11%	2.24%	1.89%	0.40%	0.32%

(1)     Includes the acquisitions of America First Eureka Holdings effective January 2, 1998, Franchise Mortgage Acceptance Company effective November 1, 1999 and Goodman Factors, Inc. effective February 1, 2000

(2)     Amounts at December 31, 2002 were prepared under the liquidation basis of accounting.

(3)     Amounts for the three months ended December 31, 2002 were prepared under the liquidation basis of accounting while the amounts for the first nine months of 2002 were presented on a going concern basis.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX

Strategic Overview	17
Our Strategy	17
Segments	18
Critical Accounting Policies	19
Results of Operations	20
Liquidation Basis	20
Net Assets in Liquidation – December 31, 2002 vs. September 30, 2002	20
Going Concern Basis	23
First Nine Months of 2002 versus First Nine Months of 2001	23
2001 versus 2000	35
Balance Sheet Analysis	46
Securities	46
Loans and Leases	49
Deposits	56
Borrowings	56
Liquidity	58
Capital Resources	59
Stock Repurchase Program	61
Impact of Inflation and Changing Prices	61

Strategic Overview

     Bay View Capital Corporation (the “Company”) is a commercial bank holding company headquartered in San Mateo, California. Our principal subsidiary is Bay View Bank, N.A. (the “Bank”) which, through October 31, 2002, operated a 57 full-service branch-banking network.

Our Strategy

     From 1996 to 1999, our strategy was to transform Bay View Bank from a traditional thrift to a commercial bank. During this period, we nearly doubled in size, replaced a majority of our mortgage-based loans with higher-yielding consumer and commercial loans and leases and transformed a significant portion of our deposits into lower-cost transaction accounts.

     We incurred substantial losses in 2000 that adversely affected our regulatory capital level and that of the Bank, and resulted in the imposition of written regulatory agreements. Since late 2000, our primary focus has been the restoration of our financial stability under the direction of new management that joined us in March 2001.

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

     On August 6, 2002, our Board of Directors approved a plan of dissolution and stockholder liquidity (the “Plan”). Under the Plan, we intend to dispose of our remaining assets in an orderly manner and to collect all additional monies owed to us. We have made and will continue to make adequate reserves for the payment of all of our liabilities and obligations, including all expenses related to the sale of our assets and the Plan. Our Board of Directors, at its discretion, may also set aside a contingency reserve to pay any claims that may arise against us, whether known or unknown. We will make one or more liquidating distributions to our stockholders, representing the net proceeds of our asset sales. Any liquidating distributions will be made to our stockholders based on their pro rata ownership of our common stock as of the record date to be established for each distribution.

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

     Our stockholders approved the Plan and the sale of the Bank’s retail banking assets to U.S. Bank at a special meeting held on October 3, 2002. At a meeting also held on October 3, 2002, holders of the Capital Securities of Bay View Capital I approved a waiver of those provisions of the legal instruments governing the Capital Securities and the Company’s 9.76% Junior Subordinated Deferrable Interest Debentures that would, absent the waiver, prevent us from disposing of all of our assets pursuant to the Plan.

     As a result of the stockholders’ approval of the Plan and the close of the U.S. Bank transaction on November 1, 2002, we adopted liquidation basis accounting, effective September 30, 2002, in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

     On November 1, 2002, the Company completed the U.S. Bank sale transaction. At the closing of the transaction, U.S. Bank paid Bay View Bank the sum of: (i) a 14% deposit premium (based on the average daily balances of deposits for the 30 calendar days ending on the business day prior to the closing date) plus $5.0 million, or approximately $463.7 million; (ii) the principal amount of the loans acquired of approximately $327.7 million less a loan loss reserve of approximately $2.2 million; (iii) the net book value of real property and personal property utilized by the branches and improvements thereto and other assets assumed of approximately $15.2 million and (iv) the face amount of coins and currency of approximately $9.8 million. Bay View Bank paid to U.S. Bank at the closing an amount equal to the deposits being assumed by U.S. Bank of approximately $3.307 billion, less amounts payable by U.S. Bank to Bay View Bank as described above. The amounts paid at closing were subject to a post-closing adjustment based upon a balance sheet as of the closing date.

Segments

     As a result of our adoption of liquidation basis accounting effective September 30, 2002, we currently operate in a single segment focused on liquidating the Company’s assets and liabilities.

     Prior to September 30, 2002, we operated two distinct business platforms representing the two basic distribution channels of our primary businesses, retail and commercial banking. The platform’s results include the income and expenses related to these business activities.

     The Retail Platform has historically included single-family real estate loans, home equity loans and lines of credit, auto loans and leases, mortgage-backed securities and other investments, and other consumer banking products and services. Since November 2002, we have not conducted any retail banking activities other than originating and purchasing fixed-rate loans secured by new and used autos where a highly qualified borrower desires a higher relative loan amount and/or a longer term than is offered by other more traditional auto financing sources. In return for the flexibility of the products offered, we charge higher interest rates while still applying traditional underwriting criteria to mitigate potential loan losses. We ceased purchasing auto leases in June 2000.

     The Commercial Platform historically included multi-family and commercial real estate loans, franchise loans, asset-based loans, syndicated loans, factored receivables, commercial leases, and other business banking products and services. We purchased and originated franchise loans until the franchise lending division was shut down in

September 2000. We ceased originating multi-family and commercial mortgage loans in August 2002 subsequent to the Washington Mutual sale transaction.

Critical Accounting Policies

     We have identified the most critical accounting policies upon which our financial status depends. We determined the critical policies by considering accounting principles that involve the most complex or subjective decisions or assessments. We have identified our most critical accounting policies to be those related to investment in operating lease assets, income taxes and the value of assets and liabilities in liquidation and the reserve for estimated costs during the period of liquidation. See Note 2 to the Consolidated Financial Statements, “Plan of Dissolution and Stockholder Liquidity,” at Item 8, “Financial Statements and Supplementary Data” for further discussion of our liquidation basis accounting policies.

Investment in Operating Lease Assets

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

     Using the projected ALG residual values, the Company’s experience-to-date relative to the projected ALG residual values (for example, for vehicle classes where actual amounts realized were less than what ALG had projected, the Company reduced the projected ALG residual values to equal the Company’s experience-to-date), and the probabilities of each of the three disposition scenarios discussed above occurring, the Company determines a probability-weighted gross future undiscounted cash flow for each automobile lease. For those leases where the gross future undiscounted cash flows are less than net book value, the lease is considered impaired.

     For those leases considered impaired, the Company then estimates the fair value of the lease. The fair value is determined by calculating the present value of the future estimated cash flows again assuming the probabilities of each of the three disposition scenarios. The present value is calculated using current market rates which are similar to the original contract lease rate. For those impaired leases where the estimated fair value is less than the net book value, an impairment charge is recorded for the difference. Since the inception of the lease portfolio in June 1998, the Company has recorded additional monthly depreciation charges, also included in leasing expense, to provide for losses that may be incurred at the end of the lease terms.

Income Taxes

     As a result of the Company’s Plan, a valuation allowance of $21.5 million was established based on the realizability of deferred tax assets in years after 2002. The realization of the net deferred tax assets of $5.9 million, which is net of the established valuation allowance, is dependent upon the total projected future income through the final liquidation of the Company.

Liquidation Basis Accounting

     The Company adopted liquidation basis accounting effective September 30, 2002 in accordance with GAAP. Accordingly, assets have been valued at their estimated net realizable values and liabilities include accruals for estimated costs associated with carrying out the Plan. In accordance with liquidation basis accounting, our stockholders’ equity was transferred to net assets in liquidation. See Note 2 to the Consolidated Financial Statements, “Plan of Dissolution and Stockholder Liquidity,” at Item 8, “Financial Statements and Supplementary Data” for further discussion of our liquidation basis accounting policies.

     Under liquidation basis accounting, the Company has estimated future liabilities associated with carrying out the Plan. The Company has not reflected any future revenues and expenses of and operating nature, as such income and expenses will be recognized when realized.

     The reserve for estimated costs during the period of liquidation include accruals for severance payments and facility closures, investment banking and other professional fees and estimated litigation expense. These expense accruals are reviewed for adequacy on a quarterly basis. Changes to the accruals will be recorded as adjustments in liquidation basis in future periods.

Results of Operations

     As discussed above, we adopted liquidation basis accounting effective September 30, 2002, in accordance with GAAP. Under the liquidation basis of accounting, we are now reporting the value of, and the changes in, net assets available for distribution to stockholders (“net assets in liquidation”) instead of results from continuing operations. Accordingly, our financial statements as of and for the quarter ended December 31, 2002 have been prepared under the liquidation basis of accounting including the replacement of the Consolidated Statement of Operations and Comprehensive Income with the Consolidated Statement of Changes in Net Assets in Liquidation. For reporting periods prior to September 30, 2002, our financial statements are presented on a going concern basis of accounting. Since we adopted liquidation basis accounting on September 30, 2002, the Consolidated Statement of Operations and Comprehensive Income for the nine months ended September 30, 2002 is presented in a similar format as the going concern financial statements. As a result, we are providing, in Item 8. Financial Statements and Supplementary Data, a (1) Consolidated Statement of Net Assets (Liquidation Basis) as of December 31, 2002 and a Consolidated Statement of Financial Condition (Going Concern Basis) as of December 31, 2001, a (2) Consolidated Statement of Changes in Net Assets in Liquidation (Liquidation Basis) for the three months ended December 31, 2002 and (3) Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine month period ended September 30, 2002 (Liquidation Basis) and the years ended December 31, 2001 and 2000 (Going Concern Basis).

Liquidation Basis

Net Assets in Liquidation – December 31, 2002 vs. September 30, 2002

     Our net assets in liquidation at December 31, 2002 totaled $410.1 million, or $6.43 in net assets in liquidation per outstanding share as compared to $413.7 million, or $6.50 in net assets in liquidation per outstanding share at September 30, 2002. The decrease in net assets in liquidation and net assets in liquidation per outstanding share was primarily the result of a $6.1 million pre-tax loss from operations recorded during the fourth quarter of 2002 and $2.8 million of net charges for additional liquidation valuation adjustments partially offset by a tax benefit of $4.9 million. The loss from operations for the quarter was primarily a result of an operating loss caused by a delay in closing the sale of our retail deposits to U.S. Bank, N.A. from October 1 to November 1. Our liquidation of earning assets in advance of the anticipated October 1 sale date resulted in sharply lower interest revenues during October. The $2.8 million charge for additional liquidation valuation adjustments was primarily due to a decrease in the market value of the loan portfolio.

     During the fourth quarter, we reduced our valuation allowance for deferred tax assets from $24.0 million to $21.5 million in recognition of additional future operating income from the Company’s auto lending business available to absorb existing deferred tax benefits. Our 2002 effective tax rate of 72% is higher than the federal statutory rate due primarily to state income taxes, the valuation allowance on deferred tax assets, disposition of nondeductible goodwill, and nondeductible compensation associated with the Plan. The effective tax rate for the fourth quarter declined to 55%, primarily as a result of an increase in state taxes partially offset by reductions to the valuation allowance.

     As discussed above, on November 1, 2002, we completed the U.S. Bank transaction. U.S. Bank, N.A. assumed the Bank’s retail deposits totaling $3.307 billion, its branches and service center operations, and purchased $327.7 million of loans. On November 29, 2002, we prepaid the entire $100 million of our 9 1/8% Subordinated Notes due 2007 at a premium of 4.563%. Additionally, on December 9, 2002, the Bank redeemed the entire $50 million of its outstanding 10% Subordinated Notes due 2009.

     In December of 2002, we received approval from the FRB to pay the cumulative distributions on our Capital Securities. On December 31, 2002, we paid the cumulative deferred distributions, the interest on the deferred distributions and the current quarterly distribution. The total amount paid per share as of December 31, 2002 was $6.10 for the 10 quarterly distributions plus $0.715 in accrued interest. Although we intend to pay out future dividends as scheduled, it continues to be subject to a formal agreement with the FRB and, accordingly, future distributions will remain subject to FRB approval.

     In accordance with the Plan, we sold loans totaling $456.4 million in outstanding principal, including the $327.7 million of loans sold to U.S. Bank, N.A., during the fourth quarter. The loans sold consisted of approximately $157.4 million of home equity loans, $139.4 million of single-family loans, $57.4 million of business loans, $38.4 million of commercial real estate loans, $25.6 million of factored receivables, $21.1 million of commercial leases, $14.4 million of franchise loans and $2.7 million of consumer loans.

     Year-to-date, we have completed the sale of approximately $2.0 billion of loans. The loans sold consisted of $859.6 million of multi-family mortgage loans, $207.7 million of commercial real estate loans, $157.4 million of home equity loans, $139.4 million of single-family loans, $67.8 million of business loans, $60.6 million of franchise loans, $50.8 million of factored receivables, $21.1 million of commercial leases and $2.7 million of consumer loans. Additionally, we securitized and sold $453.2 million of our auto loans.

     Our loans and leases portfolio decreased to $311.0 million at December 31, 2002 from $2.4 billion at December 31, 2001.

     Loan sales during the quarter and during 2002 were partially offset by originations totaling $84.9 million and $686.2 million, respectively. Originations for the quarter included $69.5 million of auto loans, $8.8 million of commercial and business loans and $6.6 million of home equity loans. Originations for 2002 included $314.7 million of auto loans, $204.3 million of multi-family mortgage loans, $87.5 million of home equity loans, $66.2 million of commercial and business loans and $13.5 million of commercial real estate loans. Going forward, we will continue to originate auto loans, however, we ceased all other loan production activities during the fourth quarter of 2002.

Investment in Operating Lease Assets

     Leasing expense represents expenses related to our auto leasing activities. Because the leases are accounted for as operating leases, the corresponding assets are capitalized and depreciated to their estimated residual values over their lease terms. This depreciation expense is included in leasing expenses, along with the amortization of capitalized initial direct lease costs and impairment charges. Leasing expenses were $10.9 million for the fourth quarter of 2002 as compared to $24.5 million for the fourth quarter of 2001. The decrease in leasing expenses was primarily due to lower provision for impairment combined with lower depreciation expense associated with the declining balance of our auto-related operating lease portfolio. We ceased purchasing auto leases in June 2000.

     At December 31, 2002, approximately 4,839 of the 11,428 vehicles in our automobile lease portfolio, or 42%, were considered impaired. However, this impairment is subject to a number of significant assumptions that could change in the near term, and adversely affect the valuation of the automobile lease portfolio. These assumptions were previously described under Critical Accounting Policies, Investment in Operating Lease Assets. Two of these assumptions—including the residual values of individual leases that are projected by ALG and the relative probabilities of the three alternatives for disposing of vehicles—are particularly susceptible to changes in market conditions. As an illustration of the sensitivity of these assumptions—if the market values of the individual vehicles declined by $250, an additional 2% of the leases would be deemed to be impaired and, therefore, potentially subject to an impairment charge. Furthermore, if the percentage of vehicles returned to the Company were greater than was projected at year-end, the impairment charge could increase because the value realized under this scenario is normally less than if the lessee purchased the automobile prior to the end of the lease term.

Income Taxes

     We recorded a tax benefit of $4.9 million for the fourth quarter of 2002 and a tax benefit of $26.0 million for the fourth quarter of 2001. Our 2002 effective tax rate of 72% is higher than the federal statutory rate due primarily to state income taxes, the valuation allowance on deferred tax assets, disposition of nondeductible goodwill and nondeductible compensation associated with the Plan. Our effective tax rate for 2001 was 45.9%. During the fourth quarter, we reduced our valuation allowance for deferred tax assets from $24.0 million to $21.5 million in recognition of additional future operating income from the Company’s auto lending business available to absorb existing deferred tax benefits.

Going Concern Basis

Results of Operations – First Nine Months of 2002 versus First Nine Months of 2001

     Our net income for the first nine months of 2002, including net adjustments required to convert from a going concern basis to a liquidation basis of accounting effective September 30, 2002, totaled $71.7 million, or $1.13 per diluted share. Our net loss for the first nine months of 2001, presented on a going concern basis of accounting, was $103.9 million, or $2.22 per diluted share. Excluding the liquidation adjustments, our operating income before taxes totaled $5.9 million for the first nine months of 2002 as compared to a net loss before taxes of $163.8 million for the first nine months of 2001.

     In accordance with liquidation basis accounting, our assets have been valued at their estimated net realizable value and liabilities include estimated costs associated with carrying out the Plan. We recorded pre-tax adjustments totaling $266.5 million related to the mark-to-market valuation of our assets and liabilities in connection with our adoption of liquidation basis accounting. The valuation adjustments primarily consisted of the following:

•	$463.5 million deposit premium, which was calculated as 14% of non-brokered retail deposits based on October average deposit levels plus $5 million pursuant to the agreement with U.S. Bank;

•	$91.0 million reduction in goodwill related to the deposits being sold;

•	$37.0 million mark-to-market adjustment related to loan balances reflecting the estimated net realizable value of our remaining loan portfolios under an accelerated timeline to sell such loans pursuant to the Plan;

•	$51.1 million in charges related to the sale of our retail banking assets including $26.6 million in severance payments, $12.7 million in investment banking and other professional fees, and $11.8 million in net accruals for closed facilities and other contracts and settlements;

•	$8.8 million in charges related to the prepayment of our and Bay View Bank’s Subordinated Notes including a $4.2 million write-off of issuance costs and $4.6 million in prepayment penalties;

•	$4.9 million write-off of franchise loan securitization residual assets; and

•	$3.7 million write-off of unamortized issuance costs on the Capital Securities in anticipation of these securities being called in 2003.

     Also during the third quarter of 2002, we recorded $18.9 million in impairment charges, net of taxes, for goodwill related to three of our commercial lending businesses which was not expected to be realized upon the disposition of these businesses. As required by the transitional provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which we adopted as of January 1, 2002, the impairment loss is measured and recorded as of the date of adoption and recognized as the cumulative effect of a change in accounting principle as of January 1, 2002.

     Our results for the first nine months of 2002 reflected the impact of asset sales consummated to generate the funds necessary to close the U.S. Bank transaction. Through September 30, we completed the sale of approximately $1.0 billion of multi-family mortgage and commercial real estate loans to Washington Mutual. Additionally, we securitized and sold approximately $450.0 million of our auto loan receivables and sold $56.5 million of franchise loans, $25.3 million of factored receivables, $103.6 million of mortgage-backed securities and $59.0 million of other investment securities.

     Our results for the first nine months of 2002 included a charge of $13.1 million, recorded during the second quarter of 2002, related to the settlement of litigation. As previously reported in Bay View Capital Corporation’s Current Report on Form 8-K dated June 25, 2002, we entered into a settlement agreement with JP Morgan Chase Bank relating to the complaint filed against Bay View Franchise Mortgage Acceptance Company which we sold during 2001. The settlement resulted in a $13.1 million pre-tax charge to second quarter earnings and included the removal of approximately $12 million of nonperforming franchise loans from our consolidated balance sheet.

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

	AVERAGE BALANCES, YIELDS AND RATES

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2002			September 30, 2001

	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Assets
Interest-earning assets:
Loans and leases	$2,158,992	$122,208	7.70%	$2,882,264	$192,698	8.90%
Mortgage-backed securities (1)	231,499	8,314	4.78	531,533	27,852	6.97
Investments(1)	794,862	14,717	2.45	601,987	23,333	5.13

Total interest-earning assets	3,185,353	145,239	6.08%	4,015,784	243,883	8.08%

Other assets	680,673			736,270

Total assets	$3,866,026			$4,752,054

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits	$3,141,636	$44,509	1.89%	$3,559,904	$114,065	4.28%
Borrowings(2)	270,718	15,559	7.67	752,740	39,819	7.05

Total interest-bearing liabilities	3,412,354	60,068	2.35%	4,312,644	153,884	4.77%

Other liabilities	107,646			115,458

Total liabilities	3,520,000			4,428,102
Stockholders’ equity	346,026			323,952

Total liabilities and stockholders’ equity	$3,866,026			$4,752,054

Net interest income/net interest spread		$85,171	3.73%		$89,999	3.31%

Net interest-bearing liabilities	$(227,001)			$(296,860)

Net interest margin(3)			3.56%			2.96%

(1)	Average balances and yields for securities and other investments classified as available-for-sale are based on historical amortized cost.

(2)	Interest expense for borrowings excludes expenses related to our Capital Securities.

(3)	Annualized net interest income divided by average interest-earning assets.

     Net interest income for the first nine months of 2002 was $85.2 million as compared to $90.0 million for the first nine months of 2001. Net interest margin was 3.56% for the first nine months of 2002 as compared to 2.96% for the first nine months of 2001.

     The following table illustrates net interest income and net interest margin, by platform, for the periods indicated (also see Note 23 to the Consolidated Financial Statements, “Segment and Related Information,” at Item 8, “Financial Statements and Supplementary Data” for further discussion of our business platforms):

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

     The following table illustrates average interest-earning assets for the periods indicated:

	Average Balances for the
	Nine Months Ended

	September 30,	September 30,
	2002	2001

	(Dollars in thousands)
Retail Platform	$1,816,891	$2,105,155
Commercial Platform	1,368,462	1,910,629

Total	$3,185,353	$4,015,784

     The decrease in the Retail Platform’s average interest-earning assets for the first nine months of 2002, as compared to the first nine months of 2001, was primarily due to the impact of asset sales during the fourth quarter of 2001 and throughout 2002 partially offset by purchases of mortgage-backed and investment securities and loan originations during the same periods.

     The decrease in the Commercial Platform’s average interest-earning assets for the first nine months of 2002, as compared to the first nine months of 2001, reflect the impact of the sales of multi-family mortgage loans, commercial real estate, franchise loans and factored receivables during the fourth quarter of 2001 and throughout 2002 as well as the impact of the writedowns related to the revaluation of our franchise-related assets during 2001.

     The following table illustrates interest-earning assets as of the dates indicated:

	At	At	At
	September 30,	December 31,	September 30,
	2002	2001	2001

	(Dollars in thousands)
Retail Platform	$3,048,863	$1,454,150	$1,618,376
Commercial Platform	358,258	1,541,310	1,647,957

Total	$3,407,121	$2,995,460	$3,266,333

     The increase in the Retail Platform’s interest-earning assets at September 30, 2002, as compared to December 31, 2001, reflects the change in the mix of assets, as previously disclosed or as discussed elsewhere herein, as well as purchases of investment securities and loan originations during 2002. These were partially offset by the securitization and sale of auto loans, sales of mortgage-backed and other investment securities and mark-to-market liquidation adjustments to our retail loan portfolio.

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

Interest Income

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

     The decrease in the Retail Platform’s interest income for the first nine months of 2002, as compared to the first nine months of 2001, was attributable to lower average asset balances and lower average asset yields. The decrease in average asset balances was due to lower average loan and mortgage-backed securities balances, primarily resulting from sales completed during 2002, partially offset by higher investment securities average balances as proceeds from the sales of loans, including Commercial Platform loan sales, and investment securities were reinvested into short-term investments. The decline in the Retail Platform’s average asset yields was attributable to the prevailing lower interest rate environment and the reinvestment of the proceeds from sales of higher-yielding loans and fixed-rate mortgage-backed securities, including GNMA securities, into lower-yielding short-term investments, as previously discussed or discussed elsewhere herein.

Commercial Platform

     Interest income for the Commercial Platform was $76.2 million for the first nine months of 2002 as compared to $131.5 million for the first nine months of 2001. The average yield on interest-earning assets for the Commercial Platform was 7.42% for the first nine months of 2002 as compared to 9.17% for the first nine months of 2001.

     The decrease in the Commercial Platform’s interest income for the first nine months of 2002, as compared to the first nine months of 2001, was primarily due to lower average loan and lease balances combined with lower investment securities balances. In addition, we ceased accreting the discount on our residual interests in franchise loan securitizations during the third quarter of 2002. The decrease in average asset balances was primarily due to the impact of loan sales during the fourth quarter of 2001 and throughout 2002 as well as writedowns related to the revaluation of franchise loans and the revaluation of residual interests in franchise loan securitizations during 2001. We wrote-off our residual interests in franchise loan securitizations during the third quarter of 2002 in connection with our adoption of liquidation basis accounting.

Interest Expense

Deposits

     Interest expense on our deposits was $44.5 million for the first nine months of 2002 as compared to $114.1 million for the first nine months of 2001. The average cost of deposits was 1.89% for the first nine months of 2002 as compared to 4.28% for the first nine months of 2001.

     The decrease in interest expense on deposits for the first nine months of 2002, as compared to the first nine months of 2001, was due to lower cost of deposits and average deposit balances. The decrease in the cost of deposits was primarily a result of the lower interest rate environment and the repricing of both higher-cost retail certificates of deposit and transaction accounts at lower rates. The decrease in average deposit balances for the first nine months of 2002, as compared to the first nine months of 2001, was a result of the maturities of certificates of deposit, including brokered certificates of deposit which matured during 2001 and were not renewed, partially offset by the growth in our transaction accounts.

     The following table summarizes our deposit costs by type for the periods indicated:

	For the Nine Months Ended

	September 30,		September 30,
	2002		2001

	Average	Average	Average	Average
	Balance	Rate	Balance	Rate

	(Dollars in thousands)
Savings	$159,805	0.58%	$146,133	1.37%
Money Market	991,639	1.72	1,183,329	3.95
Checking accounts	734,123	0.84	456,126	1.13

Total transaction accounts	1,885,567	1.28	1,785,588	3.02
Retail certificates of deposit	1,219,779	2.83	1,672,073	5.45
Brokered certificates of deposit	36,290	2.35	102,243	7.24

Total deposits	$3,141,636	1.89%	$3,559,904	4.28%

Borrowings

     Interest expense on our borrowings was $15.6 million for the first nine months of 2002 as compared to $39.8 million for the first nine months of 2001. The average cost of borrowings was 7.67% for the first nine months of 2002 as compared to 7.05% for the first nine months of 2001. In accordance with GAAP, these amounts exclude the expense associated with our Capital Securities.

     The decrease in interest expense on borrowings for the first nine months of 2002, as compared to the first nine months of 2001, was primarily due to lower average balances partially offset by higher funding costs. The decreases in average balances were due to the paydown of borrowings, including warehouse lines, Federal Home Loan Bank advances and securities sold under agreements to repurchase, as we sold interest-bearing assets during 2001 and the first nine months of 2002. The increases in borrowing costs were primarily attributable to changes in our borrowing mix.

     The following table illustrates the changes in net interest income due to changes in the rate and volume of our interest-earning assets and interest-bearing liabilities for the nine-month period ended September 30, 2002 as compared to the nine-month period ended September 30, 2001. Changes in rate and volume which cannot be segregated (e.g., changes in average interest rate multiplied by average portfolio balance) have been allocated proportionately between the change in rate and the change in volume.

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

     The decrease in the provision for losses on loans and leases, as compared to the respective prior periods, were primarily due to the $52.1 million in allowance reductions, recorded during the second quarter of 2001, related to the mark-to-market adjustments on loans transferred from held-for-investment to held-for-sale during the quarter. Additionally, the year-to-date 2002 provision for the Retail Platform reflects a true-up of the indicated allowance within each platform which was impacted by the $2.6 million recovery on the sale of charged-off high loan-to-value home equity loans during the fourth quarter of 2001.

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

Noninterest Income

     Noninterest income for the first nine months of 2002 was $91.6 million as compared to $80.4 million for the first nine months of 2001. Excluding net gains or losses on sales of assets and liabilities, noninterest income for the first nine months of 2002 was $72.9 million, as compared to $90.2 million for the first nine months of 2001. The decrease in noninterest income, excluding net gains or losses on sales of assets and liabilities, was largely due to lower auto leasing income in the Retail Platform and lower loan servicing income in the Commercial Platform primarily resulting from the sale of BVFMAC during 2001. The following table illustrates noninterest income (loss), by platform, for the periods indicated:

	For the Nine Months Ended

	September 30,	September 30,
	2002	2001

	(Dollars in thousands)
Retail Platform	$78,775	$89,708
Commercial Platform	12,790	(9,308)

Total	$91,565	$80,400

     Noninterest income for the first nine months of 2002 included net gains on sales of assets totaling $18.6 million consisting of net gains of $13.1 million within the Retail Platform and $5.5 million within the Commercial Platform. The gain within the Retail Platform was primarily due to an $11.8 million gain related to the securitization and sale of approximately $450.0 million of auto loans combined with a $1.3 million gain on the sale of mortgage-backed and other investment securities. The gain within the Commercial Platform was largely due to a $6.3 million gain on the sale of multi-family loans and commercial real estate to Washington Mutual partially offset by a $0.4 million loss on the sale of Bay View Funding and $0.4 million net loss on the sale of franchise, multi-family and commercial real estate loans as well as the sale of other franchise-related assets.

     Noninterest income for the first nine months of 2001 included losses on sales of assets totaling $9.8 million, consisting of net losses of $16.4 million within the Commercial Platform partially offset by net gains of $6.6 million within the Retail Platform. The loss within the Commercial Platform was largely due to the $22.9 million loss on the sale of BVFMAC and $3.6 million in mark-to-market adjustments related to our hedges partially offset by $6.5 million of contingent gains received during the first quarter of 2001 related to December 2000 asset sales and $3.6 million net gains on franchise loan sales during 2001. The gain within the Retail Platform was primarily due to $13.5 million in net gains on sales of mortgage-backed securities and other investments securities, $3.6 million of contingent gains received during the first quarter of 2001 related to the December 2000 home equity loan sales and $0.7 million of contingent gains related to the sale of auto loans offset by a $10.3 million loss on the sale of home equity loans in June 2001 and $0.9 million of writedowns of our residual interests and other assets related to our auto loan securitizations.

Noninterest Expense

General and Administrative Expenses

     General and administrative expenses for the first nine months of 2002 were $93.0 million as compared to $117.2 million for the first nine months of 2001. Excluding special mention items, as discussed below, the decrease in general and administrative expenses for the first nine months of 2002, as compared to the first nine months of 2001, was primarily due to the elimination of BVFMAC servicing platform expenses with the sale of the legal entity BVFMAC during 2001, the elimination of Bay View Funding expenses with the sale of our San Mateo-based factoring division effective June 2002 as well as certain cost-savings we continue to realize from our ongoing restructuring initiated in 2001.

     Special mention items generally include items recognized during the period that we believe are significant and/or unusual in nature and therefore useful in evaluating our performance and trends. These items may or may not be nonrecurring in nature. There were no special mention items included in general and administrative expenses for the first nine months of 2002.

     Special mention items for the first nine months of 2001 included $4.7 million related to the prepayment of FHLB advances, $2.6 million related to the Company’s issuance of stock options during the second quarter with below market exercise prices, $2.2 million in legal and professional fees related to the implementation of the Company’s new strategic plan and $2.5 million in other non-recurring items.

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

Investment in Operating Lease Assets

     Leasing expense represents expenses related to our auto leasing activities. Because the leases are accounted for as operating leases, the corresponding assets are capitalized and depreciated to their estimated residual values over their lease terms. This depreciation expense is included in leasing expenses, along with the amortization of capitalized initial direct lease costs and impairment charges. Leasing expenses were $44.0 million for the first nine months of 2002 as compared to $61.6 million for the first nine months of 2001. The decrease in leasing expenses was primarily due to lower provision for impairment combined with lower depreciation expense associated with the declining balance of our auto-related operating lease portfolio. This was partially offset by a $1.5 million accrual related to certain residual and credit incentives pursuant to our purchase contract with Lendco Financial Services recorded during the second quarter of 2002. We ceased purchasing auto leases in June 2000. Leasing expenses for the nine-month period ended September 30, 2001 included $10.0 million of additional provision for impairment primarily as a result of revising the estimated residual values associated with the auto lease portfolio.

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

Income Taxes

     The Company recorded tax expense of $181.8 million for the nine months ended September 30, 2002, of which $11.9 million is current and $169.9 million is deferred. The Company also recorded a deferred tax benefit of $2.3 million on the cumulative effect of change in accounting principle, which is presented net of this tax benefit. As a result of the Company’s Plan, income tax expense includes the effect of establishing a valuation allowance of $24.0 million at September 30, 2002 on the realizability of deferred tax assets in years after 2002. The realizability of deferred tax assets and the related valuation allowance are based on total projected future income through the final liquidation of the Company.

     The effective tax rate used in computing the $181.8 million tax expense for the first nine months of 2002 was 71.5%. This expected 2002 effective tax rate is higher than the federal statutory rate due primarily to state income taxes, the valuation allowance on deferred tax assets, amortization and disposition of nondeductible goodwill and nondeductible compensation associated with the Company’s Plan. For the first nine months of 2001, the Company recorded a $59.9 million tax benefit at a 36.5% effective tax rate.

     During 2000, the Company recorded a $26.0 million valuation allowance against its gross deferred tax assets primarily relating to approximately $48.6 million in federal net operating loss carryforwards that were expiring in 2001 as the Company did not expect to be able to fully utilize these amounts prior to their expiration date. In May 2001, the Company raised $137.5 million of additional capital which enabled the Company to implement a new strategic plan, including the disposition of non-core and higher-risk assets. As a result of these actions, the

Company’s ability to generate future taxable income became more predictable. During 2001, the Company also executed certain transactions that resulted in significant amounts of taxable income. These transactions included the sale of the BVFMAC legal entity which generated significant taxable income related to previously deferred gains in the franchise securitization trusts. The Company also executed a financing secured by the contractual cash flows of our auto operating lease portfolio that was treated as a sale for income tax purposes and generated $136.5 million in taxable income. Primarily as a result of these transactions, the Company generated sufficient taxable income during the year to be able to utilize the majority of its net operating loss carryforwards expiring in 2001. In addition, the Company identified tax-planning strategies which included the sale of certain assets obtained in connection with a previous purchase business combination with significant built-in gains for tax purposes which would be triggered in the event of a sale. Such a transaction would not only generate significant levels of taxable income, but would also increase the limitation on the utilization of the net operating loss carryforward acquired in connection with a previous purchase business combination. As a result, the Company eliminated the $26.0 million valuation allowance against its gross deferred tax assets during 2001. As of September 30, 2002, in anticipation of the close of the sale of the Bank’s retail banking assets to U.S. Bank and other 2002 asset sales transactions, the Company estimated it would utilize approximately $143.6 million of its net deferred tax assets.

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

Capital Securities

     On December 21, 1998, we issued $90 million in Capital Securities through Bay View Capital I, a business trust formed to issue the securities. The Capital Securities, which were sold in an underwritten public offering, accrue quarterly cumulative distributions at an annual rate of 9.76% of the liquidation value of $25 per share. Dividend expense on the Capital Securities was $7.9 million for the first nine months of 2002 as compared to $6.9 million for the first nine months of 2001.

     In September of 2000, we entered into an agreement with the FRB which requires that we obtain their approval prior to disbursing any dividends associated with our Capital Securities. Beginning with the third quarter of 2000, we began deferring distributions quarterly in accordance with the terms of the Capital Securities. During this deferral period, distributions to which holders are entitled will continued to accrue at an annual rate of 9.76% of the liquidation amount of $25 per Capital Security, plus accumulated additional distributions at the same rate, compounded quarterly, on any unpaid distributions (to the extent permitted by law). Holders of the Capital Securities at the time the distributions are resumed are entitled to receive the cumulative deferred distributions plus the cumulative interest thereon. Deferred distributions and interest, which were fully accrued, were $21.8 million at September 30, 2002 as compared to $14.1 million at December 31, 2001.

     At a meeting held on October 3, 2002, holders of the Capital Securities of Bay View Capital I approved a waiver of those provisions of the legal instruments governing the Capital Securities and the Company’s 9.76% Junior Subordinated Deferrable Interest Debentures that would, absent the waiver, prevent the Company from disposing of all of its assets pursuant to its Plan. Capital Securities holders also approved the amendment of certain provisions of the legal instruments governing the Capital Securities and the Junior Debentures that would allow early redemption of the Capital Securities at the option of each holder of the Capital Securities.

     In December of 2002, we received approval from the FRB to pay the cumulative distributions on our Capital Securities. On December 31, 2002, we paid the cumulative deferred distributions, interest on the deferred distributions and the current quarterly distribution. The total amount paid per share as of December 31, 2002 was $6.10 for the 10 quarterly distributions plus $0.715 in accrued interest. Although we intend to pay out future distributions as scheduled, we continue to be subject to a formal agreement with the FRB and, accordingly, future distributions will remain subject to their prior approval.

Results of Operations – 2001 versus 2000

     As a result of our adoption of liquidation basis accounting as of September 30, 2002, a full year going concern basis of accounting comparative information for 2002 is not available for disclosure herein. Therefore, only the full year comparative information for the years ended December 31, 2001 and 2000 is included in this section.

     Our consolidated net loss was $101.2 million, or $1.99 per diluted share, for the year ended December 31, 2001 as compared to net loss of $326.2 million, or $10.00 per diluted share, for 2000.

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

     Our net losses on sales of assets totaling $10.5 million for the year ended December 31, 2001 included losses on the sale of BVFMAC and home equity loans which were offset by contingent gains recognized during the first quarter of 2001 from sales of assets in December 2000 and net gains on the sale of franchise loans and mortgage-backed securities and other investment securities during 2001.

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

	AVERAGE BALANCES, YIELDS AND RATES

	For the Year Ended December 31,

	2001			2000

	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

			(Dollars in thousands)
Assets
Interest-earning assets:
Loans and leases	$2,787,990	$243,163	8.72%	$3,949,017	$360,203	9.12%
Mortgage-backed securities (1)	468,397	31,695	6.77	856,004	60,923	7.12
Investments (1)	591,393	27,887	4.72	481,519	39,066	8.11

Total interest-earning assets	3,847,780	302,745	7.87%	5,286,540	460,192	8.71%

Other assets	728,656			981,775

Total assets	$4,576,436			$6,268,315

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits	$3,500,083	$135,736	3.88%	$3,751,034	$176,602	4.71%
Borrowings (2)	626,296	44,761	7.15	1,783,514	118,150	6.62

Total interest-bearing liabilities	4,126,379	180,497	4.37%	5,534,548	294,752	5.33%

Other liabilities	123,249			179,015

Total liabilities	4,249,628			5,713,563
Stockholders’ equity	326,808			554,752

Total liabilities and stockholders’ equity	$4,576,436			$6,268,315

Net interest income/net interest spread		$122,248	3.50%		$165,440	3.38%

Net interest-bearing liabilities	$(278,599)			$(248,008)

Net interest margin (3)			3.18%			3.13%

(1)	Average balances and yields for securities and other investments classified as available-for-sale are based on historical amortized cost.

(2)	Interest expense for borrowings excludes expenses related to our Capital Securities.

(3)	Annualized net interest income divided by average interest-earning assets.

     Net interest income was $122.2 million for the year ended December 31, 2001 as compared to $165.4 million for 2000. Net interest margin was 3.18% for the year ended December 31, 2001 as compared to 3.13% for 2000.

     The following table illustrates net interest income and net interest margin, by platform, for the years indicated (also see Note 23 to the Consolidated Financial Statements, “Segment and Related Information,” at Item 8, “Financial Statements and Supplementary Data” for further discussion of our business platforms):

	For the Year Ended December 31,

	2001		2000

	Net	Net	Net	Net
	Interest	Interest	Interest	Interest
	Income	Margin	Income	Margin

		(Dollars in thousands)
Retail Platform (1)	$30,939	1.48%	$62,120	2.27%
Commercial Platform	91,309	5.21	103,320	4.04

Total	$122,248	3.18%	$165,440	3.13%

(1)	The Retail Platform’s net interest margin and net interest income presented above excludes the revenue impact of our auto leasing activities, which is included in noninterest income, but does include the associated funding costs.

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

     Our net interest margin, calculated in accordance with GAAP, excludes the revenue impact of our auto leasing activities, but includes the associated funding costs. Because auto leases are accounted for as operating leases, the rental income and related expenses, including depreciation expense, are reflected in noninterest income and noninterest expense in accordance with GAAP.

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

     The following table illustrates average interest-earning assets for the years ended as indicated:

	Average Balances for the Year
	Ended December 31,

	2001	2000

	(Dollars in thousands)
Retail Platform (1)	$2,095,094	$2,732,093
Commercial Platform	1,752,686	2,554,447

Total	$3,847,780	$5,286,540

(1)	Amounts exclude auto-related operating lease assets. The average balance of these assets was $435.1 million for the year ended December 31, 2001 and $513.3 million for the year ended December 31, 2000.

     The decrease in the Retail Platform’s average interest-earning assets for 2001, as compared to 2000, reflects the impact of loan and investment securities sales during 2001. The decrease in the Commercial Platform’s average interest-earning assets for 2001, as compared to 2000, reflects franchise loan sales during 2001, the December 2000 sale of franchise asset-backed securities generated by our on-balance sheet securitization during the second quarter of 2000 as well as the impact of the writedowns related to the revaluation of our franchise-related assets during December 2000 and 2001.

     The following table illustrates interest-earning assets as of the dates indicated:

	At December 31,

	2001	2000

	(Dollars in thousands)
Retail Platform (1)	$1,454,150	$1,727,537
Commercial Platform	1,541,310	2,178,619

Total	$2,995,460	$3,906,156

(1)	Amounts exclude auto-related operating lease assets. These assets totaled $339.3 million at December 31, 2001 and $479.8 million at December 31, 2000.

     The decrease in the Retail Platform’s interest-earning assets at December 31, 2001, as compared to December 31, 2000, was due primarily to sales of $398.5 million of mortgage-backed securities and investment securities and $142.8 million of home equity loans during 2001. The loan sales were partially offset by the deployment of non interest-earning cash at December 31, 2000 and loan sales proceeds into interest-earning investments during 2001. The decrease in the Commercial Platform’s interest-earning assets was due primarily to the sale of $488.2 million of franchise loans during 2001, as well as loan payoffs and amortization, combined with the impact of the writedowns related to the revaluation of our franchise-related assets.

Interest Income

     Interest income was $302.7 million for the year ended December 31, 2001 as compared to $460.2 million for 2000. The average yield on interest-earning assets was 7.87% for the year ended December 31, 2001 as compared to 8.71% for 2000. The decrease in interest income and average yields in 2001, as compared to 2000, was primarily due to a decrease in average-interest earning assets and the lower interest rate environment.

     The following table illustrates interest income, by platform, for the periods indicated:

	For the Year Ended December 31,

	2001			2000

	Average	Interest	Average	Average	Interest	Average
	Balance	Income	Yield	Balance	Income	Yield

	(Dollars in thousands)
Retail Platform:
Loans	$1,047,244	$81,019	7.74%	$1,587,130	$138,792	8.74%
Mortgage-backed securities	468,397	31,695	6.77	856,004	60,923	7.12
Investments	579,453	26,401	4.56	288,959	21,736	7.52

Total Retail Platform	2,095,094	139,115	6.64	2,732,093	221,451	8.11

Commercial Platform:
Loans and leases	1,740,746	162,144	9.32	2,361,887	221,411	9.37
Investments	11,940	1,486	12.45	192,560	17,330	9.00

Total Commercial Platform	1,752,686	163,630	9.34	2,554,447	238,741	9.35

Total	$3,847,780	$302,745	7.87%	$5,286,540	$460,192	8.71%

Retail Platform

     Interest income for the Retail Platform was $139.1 million for the year ended December 31, 2001 as compared to $221.5 million for 2000. The average yield on interest-earning assets for the Retail Platform was 6.64% for the year ended December 31, 2001 as compared to 8.11% for 2000.

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

Commercial Platform

     Interest income for the Commercial Platform was $163.6 million for the year ended December 31, 2001 as compared to $238.7 million for 2000. The average yield on interest-earning assets for the Commercial Platform was 9.34% for the year ended December 31, 2001 as compared to 9.35% for 2000.

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

Interest Expense

Deposits

     Interest expense on our deposits was $135.7 million for the year ended December 31, 2001 as compared to $176.6 million for 2000. The average cost of deposits was 3.88% for the year ended December 31, 2001 as compared to 4.71% for 2000.

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

     The following table summarizes our deposit costs by type for the periods indicated:

	For the Year Ended December 31,

	2001		2000

	Average Balance	Average Rate	Average Balance	Average Rate

	(Dollars in thousands)
Savings	$150,111	1.18%	$139,657	2.00%
Money Market	1,190,820	3.52	1,092,593	4.40
Checking accounts	489,867	1.00	404,539	1.09

Total transaction accounts	1,830,798	2.65	1,636,789	3.38
Retail certificates of deposit	1,592,812	5.13	1,717,418	5.52
Brokered certificates of deposit	76,473	7.24	396,827	6.67

Total deposits	$3,500,083	3.88%	$3,751,034	4.71%

Borrowings

     Interest expense on our borrowings, excluding the Capital Securities issued in December 1998, was $44.8 million for the year ended December 31, 2001 as compared to $118.2 million for 2000. The average cost of borrowings was 7.15% for the year ended December 31, 2001 as compared to 6.62% for 2000.

     The decrease in interest expense on borrowings for 2001, as compared to 2000, was primarily due to lower average balances partially offset by higher funding costs. The decrease in average balances was due to the paydown of our borrowings, including warehouse lines, Federal Home Loan Bank advances and securities sold under agreements to repurchase, as we sold interest-bearing assets during the latter half of 2000 and throughout 2001. The increase in borrowing costs was primarily due to higher costs associated with our warehouse line, including the accelerated amortization of fees resulting from the payoff of the warehouse line in August 2001.

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

Provision For Losses on Loans and Leases

     The provision for losses on loans and leases was $71.9 million for the year ended December 31, 2001 as compared to $62.6 million for 2000. The increase in the provision for losses on loans and leases for 2001, as compared to the 2000, was primarily due to $52.1 million in allowance reductions related to the mark-to-market on franchise and home equity loans transferred from held-for-investment to held-for-sale during the second quarter of 2001 as well as additional allowance requirements on the remaining franchise loan portfolio.

     The following table illustrates the provision for losses on loans and leases, by platform, for the periods indicated:

	For the Year Ended December 31,

	2001	2000

	(Dollars in thousands)
Retail Platform	$8,419	$10,354
Commercial Platform	63,471	52,246

Total	$71,890	$62,600

Noninterest Income

     Noninterest income was $107.2 million for the year ended December 31, 2001 as compared to $76.6 million for 2000. The increase in noninterest income for 2001, as compared to 2000, was primarily due to lower net losses on sales of assets and liabilities in both the Retail and Commercial Platforms partially offset by lower auto leasing income and loan-related fees in the Retail Platform and lower loan servicing and fee income and other income in the Commercial Platform. The Commercial Platform’s loan servicing and fee income was primarily impacted by the

June 22, 2001 sale of BVFMAC while its other income was impacted by the sale of our insurance service subsidiary, FMAC Insurance Services, on February 28, 2001. The following table illustrates noninterest income (loss), by platform, for the periods indicated:

	For the Year Ended December 31,

	2001	2000

	(Dollars in thousands)
Retail Platform	$114,575	$90,350
Commercial Platform	(7,406)	(13,708)

Total	$107,169	$76,642

     Noninterest income for 2001 included losses on sales of assets totaling $10.5 million, consisting of net losses of $16.3 million within the Commercial Platform partially offset by net gains of $5.8 million within the Retail Platform. The loss within the Commercial Platform was largely due to the $22.9 million loss on the sale of BVFMAC and $3.7 million in mark-to-market adjustments related to our hedges partially offset by $6.5 million of contingent gains received during the first quarter of 2001 related to December 2000 asset sales and $3.6 million net gains on franchise loan sales during 2001. The gain within the Retail Platform was primarily due to $13.5 million in net gains on sales of mortgage-backed securities and other investments securities and $3.6 million of contingent gains received during the first quarter of 2001 related to December 2000 home equity loan sales offset by the $10.3 million loss on the sale of home equity loans in June 2001 and $1.6 million of writedowns of our residual interests and other assets related to our auto loan securitizations.

     During 2000, noninterest income within our Retail Platform included $19.4 million in net losses from the sales of single-family mortgage loans, high loan-to-value home equity loans and auto loans, $9.1 million in losses related to the revaluation of our retained interests in our auto loan securitizations combined with charges associated with the exercise of the cleanup call on our 1997 auto loan securitization, and $2.1 million in losses related to our implementation of Statement No. 133, partially offset by a $2.1 million gain associated with the sale of servicing rights. Noninterest loss for our Commercial Platform included $26.4 million in losses related to the sale of franchise asset-backed securities, a $4.9 million loss on the sale of substantially all of the assets and certain liabilities of Bankers Mutual, $2.6 million in net losses from the sales of multi-family mortgage loans, franchise loans and commercial leases, and a $1.1 million writedown of an equity security. These losses were offset by a $10.0 million gain on the auction of $180 million of Federal Home Loan Bank liabilities with below-market interest rates.

     We serviced off-balance sheet portfolios of franchise loans through June 22, 2001 and multi-family loans associated with Bankers Mutual through June 30, 2000. Servicing income on franchise loans through June 22, 2001, the effective date of the sale of BVFMAC and its related servicing platform, was $2.9 million on a servicing portfolio of $2.2 billion. Servicing income on franchise loans was $3.6 million for 2000 on a servicing portfolio of $2.4 billion. Servicing income on Bankers Mutual’s multi-family loans through June 30, 2000, the effective date of the sale of substantially all of Bankers Mutual’s assets to Berkshire Mortgage Finance Limited Partnership, was $742,000 on a servicing portfolio totaling approximately $3.4 billion.

Noninterest Expense

General and Administrative

     General and administrative expenses for the year ended December 31, 2001 were $155.3 million as compared to $158.6 million for 2000. Excluding special mention items, as discussed below, the decrease in general and administrative expenses for 2001, as compared to 2000, was primarily due to the elimination of BVFMAC loan production expenses with the shutdown of the division effective September 2000, the elimination of Bankers Mutual expenses with the sale of that subsidiary effective June 2000, the elimination of BVFMAC servicing platform expenses with the sale of the legal entity BVFMAC effective June 2001 and the realization of certain cost-savings by the end of the third quarter of 2001 related to our June 2001 restructuring.

     Special mention items generally include items recognized during the period that we believe are significant and/or unusual in nature and therefore useful to you in evaluating our performance and trends. These items may or may not be nonrecurring in nature. Our general and administrative expenses for the year ended December 31, 2001 included $16.7 million in special mention items, as compared to $5.8 million in special mention items for 2000.

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

     The following table illustrates general and administrative expenses, by platform, for the periods indicated:

	For the Year Ended December 31,

	2001	2000

	(Dollars in thousands)
Retail Platform	$104,033	$79,856
Commercial Platform:
Direct general and administrative expenses	22,988	31,547
Direct general and administrative expenses – franchise loan production	—	15,561
Direct general and administrative expenses – Bankers Mutual	—	6,311

Total Commercial Platform	22,988	53,419

Subtotal	127,021	133,275
Indirect corporate overhead (1)	28,266	25,315

Total	$155,287	$158,590

[1]	Amount represents indirect corporate expenses not specifically identifiable with, or allocable to, our business platforms.

     The following table illustrates the ratio of general and administrative expenses to average total assets, including auto-related securitized assets, on an annualized basis for the periods indicated:

	For the Year Ended December 31,

	2001	2000

	(Dollars in thousands)
General and administrative expenses	$155,287	$158,590
Average total assets, including auto-related securitized assets	$4,869,314	$6,711,135

Annualized general and administrative expenses to average total assets, including auto-related securitized assets	3.19%	2.36%

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

     The following table illustrates the efficiency ratio for the periods indicated:

	For the Year Ended December 31,

	2001	2000

	(Dollars in thousands)
General and administrative expenses	$155,287	$158,590
Operating revenues, as defined	$185,609	$173,405

Efficiency ratio	83.7%	91.5%

Restructuring Charges

     During 2001, we recorded a total of $6.9 million in restructuring charges primarily related to a reduction in our workforce. The restructuring charges consisted primarily of severance and facilities charges that were recorded in the second quarter. During 2000, we recorded a total of $9.2 million in restructuring charges related to the shutdown of our franchise lending division effective September 30, 2000. The restructuring charges consisted primarily of severance, occupancy and related facility costs. (See Note 3 to the Consolidated Financial Statements, “Restructuring Charges,” at Item 8, “Financial Statements and Supplementary Data” for further discussion).

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

Leasing Expense

     Leasing expense represents expenses related to our auto leasing activities. Because the leases are accounted for as operating leases, the corresponding assets are capitalized and depreciated to their estimated residual values over their lease terms. This depreciation expense is included in leasing expenses, along with the amortization of capitalized initial direct lease costs and impairment charges. Leasing expenses for the year ended December 31, 2001 were $86.1 million as compared to $69.4 million for 2000. The increase in leasing expenses from 2000 to 2001 was primarily due to the $18.7 million of additional provision for impairment primarily as a result of revising the estimated residual values associated with the auto lease portfolio partially offset by lower depreciation expense associated with the declining balance of the auto lease portfolio.

     The Company performs a quarterly impairment analysis of its automobile operating lease portfolio in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” as previously discussed or discussed elsewhere herein. For the year ended December 31, 2001, the Company recorded $18.7 million in impairment charges against approximately 9,000 of its 18,272 lease contracts that were considered impaired and which is included in leasing expense. In addition, since the inception of the lease portfolio in June 1998, the Company has recorded additional monthly depreciation charges, also included in leasing expense, to provide for losses that may be incurred at the end of the lease terms. At December 31, 2001 and 2000, the Company has provided $32.7 million and $9.9 million, respectively, in impairment and additional monthly charges against its automobile operating lease portfolio which are available to absorb potential future residual losses.

Real Estate Owned

     The net expense related to our real estate owned was $2.1 million for the year ended December 31, 2001 as compared to $65,000 for 2000. Additionally, we recorded $2.9 million of provision for losses on real estate owned during 2001. The increase in expenses and provision related to real estate owned for 2001, as compared to prior periods, was primarily due to an increase in real estate owned activity, primarily representing foreclosed franchise properties, as our net real estate owned balance increased to $9.5 million at December 31, 2001 from $1.0 million at December 31, 2000.

Amortization of Intangible Assets

     Amortization expense related to intangible assets was $11.3 million for the year ended December 31, 2001 as compared to $20.8 million for 2000. The decrease in amortization expense for 2001, as compared to 2000, was primarily due to the elimination of goodwill related to the BVFMAC loan production unit and Bankers Mutual. In connection with the shutdown of BVFMAC’s lending operations, goodwill of $192.6 million was written off, representing the entire unamortized balance associated with our FMAC acquisition.

Income Taxes

     The Company recorded an income tax benefit of $85.9 million for the year ended December 31, 2001 as compared to a benefit of $55.8 million for 2000. The Company’s effective tax rate was 45.9% for 2001 as compared to 14.6% for 2000. Our effective rate differs from our 35.0% statutory tax rate primarily due to the impact of nondeductible goodwill, the impact of state income taxes, net of federal income taxes, and the impact of a $26.0 million valuation allowance established against our gross deferred tax assets in 2000 that was eliminated in 2001.

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

     The Company believes it would be able to fully utilize its $172.0 million of net deferred tax assets at December 31, 2001. In order to fully utilize its net operating loss carryforwards prior to their expiration dates, however, the Company would be required to execute certain tax planning strategies during 2002 including selling certain assets obtained in connection with a previous purchase business combination with significant built-in gains for tax purposes which would be triggered in the event of a sale. Such a transaction would not only generate significant levels of taxable income, but would also increase the limitation on the utilization of the net operating loss carryforward acquired in connection with a previous purchase business combination. As a result, the Company eliminated the $26.0 million valuation allowance against its gross deferred tax assets during 2001.

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

Capital Securities

     Dividend expense on the Capital Securities was $9.8 million for the year ended December 31, 2001 as compared to $9.0 million for 2000.

     Deferred dividends associated with our agreement with the FRB, as previously discussed or discussed elsewhere herein, were $14.1 million at December 31, 2001 as compared to $4.3 million at December 31, 2000.

Balance Sheet Analysis

     Our total assets were $875.5 million at December 31, 2002 as compared to $4.0 billion at December 31, 2001 and $5.4 billion at December 31, 2000. The decrease in total assets from 2001 to 2002 was primarily due to the sale of Bay View’s retail banking assets to U.S. Bank, N.A. on November 1, 2002. The decrease in total assets from 2000 to 2001 was primarily due to loan and lease sales and paydowns, sales of investment securities, a decline in cash and short-term investments as we utilized these funds to reduce borrowings during 2001 and the revaluation of our franchise-related assets, partially offset by loan and lease originations.

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

	At December 31,

	2002	2001	2000

	(Dollars in thousands)
Available-for-sale
Investment securities (1)	$38,137	$98,980	$33,009
Mortgage-backed securities:
GNMA, Fannie Mae and Freddie Mac	31,431	166,761	341
CMOs	1,085	103,430	237
Other financial intermediaries	—	8,700	—

Total	$70,653	$377,871	$33,587

Held-to-maturity
Investment securities (1)	$—	$—	$—
Mortgage-backed securities:
GNMA, Fannie Mae and Freddie Mac	—	—	627,300
CMOs	—	—	2,923
Other financial intermediaries	—	—	11,827

Total	$—	$—	$642,050

(1)	See Note 5 to our Consolidated Financial Statements, “Investment Securities,” at Item 8, “Financial Statements and Supplementary Data” for further detail on our investment portfolio.

     During the second quarter of 2001, we transferred our remaining held-to-maturity securities totaling $631.7 million to available-for-sale. As a result of the transfer and subsequent sales of securities from our held-to-maturity portfolio, combined with our adoption of liquidation basis accounting, we do not intend to hold any securities as held-to-maturity in the foreseeable future. In accordance with liquidation basis accounting, our investment securities will continue to be classified as available-for-sale and marked to their net realizable values through income as liquidation basis adjustments.

     We sold $180.1 million of mortgage-backed securities and $74.8 million of other investment securities, primarily trust preferred and asset-backed securities, during 2002. Gross gains of $1.2 million were realized on the sales. The sales were offset by purchases of $60.5 million of mortgage-backed securities and $55.9 million of asset-backed securities during the year. On September 30, 2002, we securitized and sold $453.2 million of auto loans and retained an interest in this securitization with an initial balance of $23.2 million. In addition, we wrote-off $4.9 million of franchise securitization residual assets upon our adoption of liquidation basis accounting, primarily as a result of further deterioration in the franchise loans underlying the securities.

     During 2001, we sold $378.8 million of mortgage-backed securities, including $334.0 million of GNMA securities, and $19.7 million of Sallie Mae floating-rate bonds during 2001. The sales were partially offset by purchases of $83.2 million of GNMA mortgage-backed securities and $105.7 million of Fannie Mae and private-label mortgage-backed securities during the year. In addition, we also purchased $48.1 million of trust preferred securities, $19.7 million of Sallie Mae floating-rate bonds which were subsequently sold, $16.0 million of asset-backed securities, $10.0 million of Federal Home Loan Bank callable notes, $10.0 million of Freddie Mac structured notes and $14.3 million in other investment securities. Also during 2001, we revalued our retained interests in loan and lease securitizations by $12.6 million. The revaluation established a new cost basis for our retained interests in loan and lease securitizations.

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

     We do not maintain a trading portfolio. As discussed above, in accordance with liquidation basis accounting, adjustments to the net realizable value of our securities are recorded as gains or losses through income as liquidation basis adjustments. We recognized net gains of $2.0 million related to mark-to-market adjustments, which were previously recorded as other comprehensive income, on our investment securities upon our adoption of liquidation basis accounting effective September 30, 2002. We subsequently recorded net losses of $253,000 related to mark-to-market adjustments on our investment securities during the fourth quarter of 2002. Unrealized gains of $523,000 and $10,000 on securities classified as available-for-sale were included in stockholders’ equity (net of tax) at December 31, 2001 and 2000, respectively.

     Prior to our adoption of liquidation basis accounting and the transfer of our stockholders’ equity to net assets in liquidation effective September 30, 2002, we did not hold any securities that were issued by a single party which exceeded 10% of our stockholders’ equity balance, excluding securities issued by the U.S. government or U.S. government agencies and corporations.

     Mortgage-backed securities pose risks not associated with fixed maturity bonds, primarily related to the ability of the borrower to prepay the underlying loan with or without penalty. This risk, known as prepayment risk, may cause the mortgage-backed securities to remain outstanding for a period of time different from that assumed at the time of purchase. When interest rates decline, prepayments generally tend to increase, causing the average expected remaining maturity of the mortgage-backed securities to decline. Conversely, if interest rates rise, prepayments tend to decrease, lengthening the average expected remaining maturity of the mortgage-backed securities. The following table illustrates the remaining contractual principal maturities and weighted-average yields on our mortgage-backed securities held at December 31, 2002. The weighted-average yield is computed using the net realizable value of our available-for-sale securities. Expected remaining maturities of mortgage-backed securities will generally differ from their contractual maturities because borrowers may have the right to prepay obligations with or without penalties.

			After		After
			One Year Through		Five Years Through
	Within One Year		Five Years		Ten Years

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Amount	Yield	Amount	Yield	Amount	Yield

(Dollars in thousands)
Available-for-sale:
GNMA, Fannie Mae and Freddie Mac	$43	9.37%	$5,178	6.80%	$26,210	6.54%
CMOs	—	—	—	—	—	—
Other financial intermediaries	—	—	—	—	—	—

Net realizable value	$43	9.37%	$5,178	6.80%	$26,210	6.54%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	After Ten Years		Total

		Weighted-		Weighted-
		Average		Average
	Amount	Yield	Amount	Yield

	(Dollars in thousands)
Available-for-sale:
GNMA, Fannie Mae and Freddie Mac	$—	—	$31,431	6.58%
CMOs	1,085	3.37%	1,085	3.37%
Other financial intermediaries	—	—	—	—

Net realizable value	$1,085	3.37%	$32,516	6.48%

Loans and Leases

Loan and Lease Portfolio Composition

     Our loan and lease portfolio has historically reflected the activity of our two business segments, or platforms. The Retail Platform consisted of single-family real estate loans, home equity loans and lines of credit, and auto loans and leases. The Commercial Platform included multi-family and commercial real estate loans, franchise loans, asset-based loans, factoring loans, commercial leases and business loans. The following table shows the composition of our loan and lease portfolio, excluding the allowance for loan and lease losses at December 31, 1998 through December 31, 2001 and based on historical platforms, as of the dates indicated:

	At December 31,

	2002		2001		2000		1999		1998

		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

	(Dollars in thousands)
Loans and Leases Receivable:
Retail Platform:
Single-family mortgage loans	$—	—%	$277,288	11.6%	$392,047	12.5	$940,235	21.6%	$1,515,413	36.2%
High loan-to-value home equity loans and lines of credit	—	—	12,238	0.5	100,573	3.2	434,254	10.0	483,793	11.6
Other home equity loans and lines of credit	—	—	132,381	5.5	202,324	6.4	214,422	4.9	139,004	3.3
Auto loans (1)	142,357	45.8	444,607	18.5	287,020	9.1	496,901	11.4	546,806	13.0

Total retail loans	142,357	45.8	866,514	36.1	981,964	31.2	2,085,812	47.9	2,685,016	64.1
Commercial Platform:
Multi-family mortgage loans	2,443	0.8	697,339	29.0	611,484	19.4	622,835	14.3	1,015,980	24.2
Commercial mortgage loans	7,712	2.5	289,093	12.0	339,764	10.8	365,712	8.4	338,220	8.1
Franchise loans	46,928	15.1	160,072	6.7	779,922	24.8	952,243	21.9	—	0.0
Asset-based loans, syndicated loans, factored receivables and commercial leases	104,362	33.5	310,070	12.9	353,362	11.2	254,671	5.8	113,210	2.7
Business loans	7,212	2.3	79,883	3.3	81,365	2.6	72,977	1.7	39,039	0.9

Total commercial loans and leases	168,657	54.2	1,536,457	63.9	2,165,897	68.8	2,268,438	52.1	1,506,449	35.9
Loans and leases before premiums and discounts and deferred fees and costs, net	311,014	100.0%	2,402,971	100.0%	3,147,861	100.0%	4,354,250	100.0%	4,191,465	100.0%

Premiums and discounts and deferred fees and costs, net	—		14,215		22,878		59,404		45,209

Loans and leases receivable (2)	$311,014		$2,417,186		$3,170,739		$4,413,654		$4,236,674

(1)	Auto loan totals exclude auto-related operating lease assets.

(2)	All loans and leases are classified as held-for-sale at December 31, 2002. Total loans and leases at December 31, 2001 include franchise loans classified as held-for-sale totaling $40.6 million. Total loans and leases at December 31, 2000 include franchise loans and single-family mortgage loans classified as held-for-sale totaling $336.3 million and $8.9 million, respectively.

     The decrease in loans and leases receivable in 2002, as compared to 2001 was primarily due to the impact of loan sales throughout 2002. During 2002, we completed the sale of approximately $2.0 billion of loans. The loans sold consisted of $859.6 million of multi-family mortgage loans, $207.7 million of commercial real estate loans, $157.4 million of home equity loans, $139.4 million of single-family loans, $67.8 million of business loans, $60.6 million of franchise loans, $50.8 million of factored receivables, $21.1 million of commercial leases and $2.7 million of consumer loans. Additionally, we securitized and sold $453.2 million of our auto loans. Our loans and leases receivable was also impacted by the June 2002 settlement agreement with JP Morgan Chase Bank which resulted in the removal of approximately $12 million in nonaccruing franchise loans from our consolidated balance sheet and loan payoffs and amortization during the year.

     Our exposure to higher-risk franchise assets was further reduced during the year to $46.9 million at December 31, 2002 from $160.1 million at December 31, 2001. In connection with the Plan, our entire loans and leases receivable is classified as held-for-sale at December 31, 2002.

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

     The following table illustrates the composition of our fixed- and adjustable-rate loan and lease portfolio (before premiums and discounts, deferred fees and costs and the allowance for losses on loans and leases at December 31, 2001 and 2000) as of the dates indicated:

	At December 31,

	2002	2001	2000

	(Dollars in thousands)
Fixed-rate loans and leases:
Mortgage	$766	$176,346	$256,059
Home Equity	—	76,776	228,321
Auto	142,358	444,607	287,020
Commercial	1,699	97,846	105,777
Franchise	46,928	120,752	490,634
Business	7,211	79,883	81,365

	198,962	996,210	1,449,176
Adjustable-rate loans and leases:
Mortgage	9,389	1,087,374	1,087,236
Home Equity	—	67,843	74,576
Commercial	102,663	212,224	247,585
Franchise	—	39,320	289,288

	112,052	1,406,761	1,698,685

Total	$311,014	$2,402,971	$3,147,861

     The following table illustrates the remaining contractual maturity distribution of our fixed- and adjustable-rate loan and lease portfolio at December 31, 2002:

	At December 31, 2002

		After One
		Year
	One Year	Through	After Five
	or Less	Five Years	Years	Total

	(Dollars in thousands)
Fixed-rate loans and leases:
Mortgage	$67	$671	$28	$766
Auto	826	13,672	127,860	142,358
Commercial	1,699	—	—	1,699
Franchise	26	8,586	38,316	46,928
Business	83	482	6,646	7,211

	2,701	23,411	172,850	198,962
Adjustable-rate loans and leases:
Mortgage	241	960	8,188	9,389
Commercial	82,100	20,563	—	102,663

	82,341	21,523	8,188	112,052

Total	$85,042	$44,934	$181,038	$311,014

Loan and Lease Originations and Purchases

     The following table illustrates loans and leases, including operating lease assets, originated and purchased for the years indicated:

	For the Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Loan and Lease Production:
Originations:
Auto loans and leases (1)	$314,731	$323,619	$403,336
Home equity loans and lines of credit	87,452	94,026	71,883
Multi-family and commercial mortgage loans	217,788	245,152	168,520
Franchise loans (2)	—	—	299,878
Bankers Mutual multi-family loans (2) (3)	—	—	220,146
Asset-based loans, syndicated loans, factored receivables and commercial leases	29,658	62,513	150,545
Business loans	36,590	60,310	67,078

Total originations	686,219	785,620	1,381,386

Purchases:
Home equity loans and lines of credit	—	12,933	826
Auto loans (4)	—	—	25,017
Mortgage loans	—	—	2,006

Total purchases	—	12,933	27,849

Total loan and lease production	$686,219	$798,553	$1,409,235

(1)	Includes auto-related operating lease assets totaling $114.6 million for 2000, which is not included in our total loan and lease portfolio in accordance with GAAP.

(2)	Effective September 30, 2000, our franchise lending division was shut down. Effective June 30, 2000, substantially all of the assets and liabilities of Bankers Mutual were sold.

(3)	100% of Bankers Mutual multi-family mortgage loans were originated and sold through seller-servicer programs administered by Fannie Mae and Freddie Mac.

(4)	Auto loan and lease purchases for the year ended December 31, 2000 included $22.2 million related to the repurchase of loans as a result of exercising the cleanup call on our 1997 auto loan securitization.

     Prior to the approval of the Plan and the sale of Bay View Bank’s retail banking assets to U.S. Bank, our loan and lease origination and purchase activity during 2002 and 2001 were consistent with our strategy of growing our core retail and commercial banking businesses. We focused our loan origination efforts on high-quality consumer and commercial loans including multi-family and commercial mortgage loans. During 2000, our loan and lease origination and purchase activity was primarily focused on consumer and commercial assets which provided higher risk-adjusted yields compared to the traditional mortgage-based assets. We ceased originating multi-family and commercial mortgage loans in August 2002 subsequent to the Washington Mutual transaction. The home equity loans and commercial and business loans (excluding factored receivables and asset-based loans) are part of the retail business assumed by U.S. Bank. We ceased originating franchise loans during 2000 with the shutdown of our franchise loan production unit.

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

     The following table illustrates our nonperforming assets as of the dates indicated:

	At December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands)
Nonaccrual loans and leases	$24,683	$79,722	$99,608	$22,918	$14,700
Real estate owned	2,402	9,462	1,041	2,467	2,666
Other repossessed assets	183	633	524	554	654

Nonperforming assets	$27,268	$89,817	$101,173	$25,939	$18,020

     The decrease in total nonperforming assets at December 31, 2002, as compared to December 31, 2001, was primarily due to decreases in nonaccruing franchise loans, commercial real estate loans, single-family and multi-family mortgage loans and factored receivables, primarily resulting from loan sales. Additionally, total nonperforming assets declined due to mark-to-market valuation adjustments of $16.4 million associated with our adoption of liquidation basis accounting, the removal of the $12 million in nonperforming franchise loans related to the JP Morgan Chase settlement and the sale of approximately $6.3 million in franchise real estate owned. Nonperforming assets excluding franchise-related assets were $6.3 million at December 31, 2002, as compared to $20.2 million at December 31, 2001, while non-franchise nonaccrual loans and leases were $5.9 million at December 31, 2002 as compared to $17.5 million at December 31, 2001.

     Interest on nonaccrual loans and leases that was not recorded in income was 5.9 million for the year ended December 31, 2002. Actual interest that we recognized on these nonaccrual loans and leases was not significant in 2002.

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

     The following table illustrates nonperforming assets and nonperforming assets as a percentage of consolidated assets based on historical platforms:

	Nonperforming Assets as a Percentage of Consolidated Total Assets

	At December 31,

	2002		2001		2000

	(Dollars in thousands)
Retail Platform:
Single-family mortgage	$—	0.00%	$2,455	0.06%	$4,599	0.09%
Home equity loans and lines of credit	—	0.00	470	0.01	3,919	0.07
Auto	284	0.03	1,034	0.03	706	0.01

Total Retail Platform	284	0.03	3,959	0.10	9,224	0.17
Commercial Platform:
Multi-family mortgage	84	0.01	67	—	337	0.01
Commercial real estate	948	0.11	7,822	0.19	12,025	0.23
Franchise loans	21,005	2.40	69,583	1.74	71,790	1.34
Asset-based loans, factoring loans and commercial leases	4,850	0.55	8,003	0.20	6,565	0.12
Business loans	97	0.01	383	0.01	1,232	0.02

Total Commercial Platform	26,984	3.08	85,858	2.14	91,949	1.72

Total	$27,268	3.11%	$89,817	2.24%	$101,173	1.89%

     The following table illustrates loans and leases delinquent 60 days or more as a percentage of gross loans and leases based on historical platforms:

	Loans and Leases Delinquent 60 Days or More as a Percentage of
	Gross Loans and Leases

	At December 31,

	2002		2001		2000

			(Dollars in thousands)
Retail Platform	$272	0.09%	$7,802	0.32%	$15,139	0.48%
Commercial Platform	17,481	5.62	62,221	2.58	68,648	2.16

Total	$17,753	5.71%	$70,023	2.90%	$83,787	2.64%

Allowance for Loan and Lease Losses (ALLL)

     Upon our adoption of liquidation basis accounting as of September 30, 2002, we reallocated the balance of the ALLL as mark-to-market adjustments to individual loans and leases and groups of homogeneous loans in liquidation. (See Note 2 to the Consolidated Financial Statements, “Plan of Dissolution and Stockholder Liquidity,” at Item 8, “Financial Statements and Supplementary Data,” for a discussion of mark-to-market valuation adjustments to the loan portfolio).

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

     After the quarterly evaluations are completed and the various requirements are tabulated, any deficiency is covered through provisions to the ALLL. Through the budget process, these provisions are estimated for the entire year and adjusted after the quarterly evaluations if necessary. This entire process of evaluating the adequacy of the ALLL is subjective and judgmental. In accordance with our methodology, this process consists of three major components as described below:

1.	Allowance for loans and leases that are individually evaluated. These loans and leases are generally larger commercial or income-producing real estate loans or leases that are evaluated on an individual basis at least quarterly in accordance with our internal grading processes and smaller homogeneous loans that have been adversely graded. Loans adversely graded receive a specific allowance allocation predicated on the individual analysis using the various techniques mentioned above. Pass credits within each loan category receive a general allowance component consistent with the evaluation of the factors within that portfolio. Loans considered impaired receive further testing as required under Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan,” and any resulting permanent impairment is charged off to the ALLL. These grades and the specific allowance allocations are routinely reviewed for accuracy through an independent review process and by the bank’s regulatory agencies.

2.	Allowance for groups of homogeneous loans and leases that currently exhibit no identifiable weaknesses and are collectively evaluated. The smaller balance homogeneous loans and leases generally consist of single-family mortgage loans and consumer loans, including auto loans, home equity loans and lines of credit and unsecured personal loans. The larger loans and leases generally consist of commercial or income-producing real estate loans and leases that are grouped into pools with common characteristics. An allowance factor is derived that is an estimate of the probable losses that are inherent in these pools. These factors are based primarily on the historical loss experience tracked over various time periods up to three years with specific attention given to recent trend analysis. Other factors including delinquency, adverse classification trends, and industry experience are also evaluated. The resulting allowance is the sum of the allocations in each category.

3.	Unallocated Allowance. The third component is to absorb losses not provided for by the other two components. Other factors come into play that may have an impact on loan losses. These include, but are not limited to, changes in economic conditions in areas where we lend money, increased risk in lending into new areas with new products, and timing difference between the receipt and evaluation of loan data. Another important risk that this component takes into consideration is the general level of imprecision involved with any ALLL analysis process. The first two components are driven primarily by historical factors and evaluation of existing and near-term events. While these components are believed to be adequate under existing conditions, they remain subjective and judgmental. The unallocated portion of the ALLL is management’s best effort to ensure that the overall allowance appropriately reflects the probable losses inherent in the loan and lease portfolio.

     The ALLL at September 30, 2002 of $28.9 million was reallocated as mark-to-market adjustments to individual loans and leases and groups of homogeneous loans in liquidation. The ALLL was $49.8 million at December 31, 2001 and $73.7 million at December 31, 2000. The decrease in the ALLL before reallocation, as compared to the ALLL balance at December 31, 2001, was primarily related to net charge-offs in excess of loan loss provision expense during 2002. In addition, the ALLL decreased as we transferred and subsequently sold loans from our held-for-investment portfolio to our held-for-sale portfolio during the first nine months of 2002. The transfer of loans from held-for-investment to held-for-sale during the first nine months 2002 resulted in a $10.7 million reduction in the ALLL related to the sale and payoff of multi-family mortgage, commercial real estate, auto and franchise and other commercial loans.

     The decrease in the ALLL at December 31, 2001, as compared to December 31, 2000, was primarily related to the decrease in loans held-for-investment during 2001 due to loans transferred from held-for-investment to held-for-sale and subsequently sold. The transfer of loans from held-for-investment to held-for-sale resulted in a $53.6 million reduction to the allowance for loan and lease losses related to mark-to-market adjustments on these loans, consisting of $48.8 million in net reductions related to franchise loans and $4.8 million related to the sale of home equity loans during 2001.

     The following table illustrates the allowance for loan and lease losses for the periods indicated:

	For the Nine
	Months Ended
	September 30,	For the Year Ended December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands)
Beginning balance	$49,791	$73,738	$52,161	$45,405	$38,458
Allowance related to acquisitions (1)	—	—	—	8,256	11,374
Transfers of loans to held-for-sale	(10,658)	(53,606)	(15,210)	(2,656)	—
Charge-offs:
Mortgage	—	(1,488)	(422)	(827)	(2,480)
Home equity loans and lines of credit	(1,309)	(10,296)	(18,014)	(19,568)	(7,152)
Auto	(3,696)	(3,809)	(2,953)	(7,674)	(8,604)
Asset-based loans, syndicated loans, factored receivables and commercial leases	(6,987)	(9,397)	(4,425)	(3,176)	(828)
Franchise	(11,363)	(24,197)	(1,128)	—	—
Business (2)	(416)	(2,509)	(7,926)	—	—

	(23,771)	(51,696)	(34,868)	(31,245)	(19,064)
Recoveries:
Mortgage	—	283	218	607	2,290
Home equity loans and lines of credit (3)	464	4,602	3,157	1,530	456
Auto	1,039	1,526	1,488	1,722	2,599
Asset-based loans, syndicated loans, factored receivables and commercial leases	1,220	2,479	1,366	231	178
Franchise	126	196	2,826	—	—
Business	38	379	—	—	—

	2,887	9,465	9,055	4,090	5,523
Net charge-offs	(20,884)	(42,231)	(25,813)	(27,155)	(13,541)
Provision for loan and lease losses	10,700	71,890	62,600	28,311	9,114
Reallocation of allowance as mark-to-market adjustments to individual loans and leases and groups of homogeneous loans in liquidation	(28,949)	—	—	—	—

Ending balance	$—	$49,791	$73,738	$52,161	$45,405

Net charge-offs to average total loans and leases (annualized)	1.29%	1.51%	0.65%	0.61%	0.32%

(1)	We acquired America First Eureka Holdings in January 1998, Franchise Mortgage Acceptance Company in November 1999 and Goodman Factors, Inc. in February 2000.

(2)	Charge-offs for the year ended December 31, 2000 include $7.9 million in FMAC-originated funeral home loans.

(3)	2001 amount includes a $2.6 million recovery on sale of charged-off high loan-to-value home equity loans totaling $45.0 million.

     Due to the substantial liquidation of our loan portfolios, the Company expects a decrease in future charge-off levels.

Deposits

     The following table illustrates deposits as of the dates indicated:

	At December 31,

	2002		2001		2000

	Amount	Rates	Amount	Rates	Amount	Rates

	(Dollars in thousands)
Transaction accounts	$—	—	$1,950,699	1.48%	$1,608,499	3.59%
Retail certificates of deposit	—	—	1,284,228	3.53	1,872,562	6.01

Total retail deposits	—	—	3,234,927	2.29	3,481,061	4.89
Brokered certificates of deposit	224,189	2.35%	—	—	265,251	6.86

Total	$224,189	2.35%	$3,234,927	2.29%	$3,746,312	5.03%

Transaction accounts as a percentage of retail deposits		—%		60.3%		46.2%

     During the second quarter of 2002, we began acquiring brokered certificates of deposit to provide additional liquidity in anticipation of funding the U.S. Bank sale transaction. As previously discussed, on November 1, 2002, we completed a sale of the Bank’s retail banking assets to U.S. Bank, N.A., a wholly-owned subsidiary of U.S. Bancorp. U.S. Bank, N.A. assumed the Bank’s retail deposits totaling $3.307 billion, its branches and service center operations, and purchased $327.7 million of loans.

     The decrease in total deposits at December 31, 2001, as compared to December 31, 2000, was primarily due to maturities of higher-cost certificates of deposit, including brokered certificates of deposit, partially offset by an increase in lower-cost transaction accounts.

     Retail certificates of deposit of $100,000 or more, by time remaining until maturity, were as follows:

	At December 31,

	2002	2001

	(Dollars in thousands)
Three months or less	$—	$161,340
Over three through six months	—	82,345
Over six through twelve months	—	96,759
Over twelve months	—	14,574

Total	$—	$355,018

     Our brokered certificates of deposit outstanding at December 31, 2002 ranged in amounts from $2.9 million to $19.0 million and are all scheduled to mature within three months or less.

Borrowings

     Beginning in 2001, we significantly reduced our borrowings by completely eliminating short-term borrowings, including collateralized advances from the Federal Home Loan Bank of San Francisco, warehouse lines and securities sold under agreements to repurchase, and paying off outstanding subordinated debt. Our remaining borrowings include capital securities and other borrowings related to the financing secured by our auto lease contractual cash flows.

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

     In October 2000, we replaced our $500 million franchise loan-related warehouse line with a $170 million warehouse line used solely to finance franchise loans held at the parent company that expired March 31, 2001. This warehouse line was extended and fully paid off in the third quarter of 2001. Our other warehouse line of $100 million, which was established to fund Bankers Mutual multi-family loan production, was terminated following the sale of substantially all of the assets and certain liabilities of Bankers Mutual during the second quarter of 2000.

     On August 18, 1999, Bay View Bank issued $50 million of 10% Subordinated Notes, which mature in August 2009, a portion of which was used to partially finance the acquisition of FMAC. In December 1998, we issued $90 million in Capital Securities yielding 9.76%, which mature on December 31, 2028. A portion of the proceeds from the Capital Securities were used to redeem our $50 million of 8.42% Senior Debentures which matured on June 1, 1999 and the remainder for general corporate purposes. In August 1997, we issued $100 million of 9.125% Subordinated Notes, which mature on August 15, 2007, a portion of which was used to partially finance the acquisition of America First Eureka Holdings. On December 9, 2002, the Bank redeemed the entire $50 million of its outstanding 10% Subordinated Notes. Additionally, on November 29, 2002, we prepaid the entire $100 million of our 9.125% Subordinated Notes at a premium of 4.563%.

     The following table illustrates outstanding borrowings as of the dates indicated:

	At December 31,

	2002	2001	2000

	(Dollars in thousands)
Advances from the Federal Home Loan Bank of San Francisco	$—	$—	$804,837
Securities sold under agreements to repurchase	—	—	103,241
Warehouse lines	—	—	94,134
Subordinated Notes, net	—	149,632	149,567
Other borrowings	61,969	137,536	1,664
Capital Securities	90,000	90,000	90,000

Total	$151,969	$377,168	$1,243,443

     The lower borrowing level at December 31, 2002, as compared to December 31, 2001, was primarily due to the pay-off of our outstanding subordinated debt, as discussed above, combined with a decrease in other borrowings related to the declining balance of the financing secured by our auto lease contractual cash flows.

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

     We are currently in the process of negotiating a revolving line of credit facility to finance BVAC’s current portfolio of automotive loans and its future originations of automotive loans. At December 31, 2002, the Company had brokered deposits outstanding which provided a significant source of funding for BVAC’s lending operations. This revolving line of credit is intended to replace the maturing brokered deposits. BVAC intends to periodically securitize and sell its production of automotive loans in order to repay the line of credit. There can be no assurances that the Company will be successful in obtaining this financing.

     Short-term borrowings are defined as borrowings due within one year or less. The following table illustrates our short-term borrowings as of the dates indicated:

	At December 31,

	2002	2001	2000

	(Dollars in thousands)
Advances from the Federal Home Loan Bank of San Francisco	$—	$—	$530,437
Securities sold under agreements to repurchase	—	—	103,241
Warehouse lines	—	—	94,134

Total	$—	$—	$727,812

Weighted-average interest rate of total short-term borrowings outstanding at period end	—%	—%	6.58%

     The following table illustrates the maximum outstanding balance for each type of short-term borrowing at any month end during 2002, 2001 and 2000, and the average balances and weighted-average interest rates on short-term borrowings for those years:

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Advances from the Federal Home Loan Bank of San Francisco	$84,000	$512,700	$772,700
Securities sold under agreements to repurchase	$—	$—	$448,660
Warehouse lines	$—	$93,768	$355,316
Average amount of total short-term borrowings outstanding during the year	$68,000	$445,430	$1,137,662
Weighted-average interest rate of total short-term borrowings outstanding during the year	1.91%	5.75%	6.59%

Liquidity

     The objective of our liquidity management program is to ensure that funds are available in a timely manner to meet the loan demand of our auto finance business, BVAC, and to service other liabilities as they come due, without causing an undue amount of cost or risk, and without causing a disruption to normal operating conditions. Liquid assets, as defined by us, include cash and cash equivalents in excess of the minimum levels necessary to carry out normal business operations, federal funds sold, commercial paper and other short-term investments.

     Prior to the assumption of our retail deposits by U.S. Bank on November 1, 2002, our retail deposits and ability to borrow from the Federal Home Loan Bank of San Francisco had been our principal source of liquidity. With our stockholders’ authorization of the Company’s Plan on October 3, 2002 and completion of the U.S. Bank transaction, our sources of liquidity have been limited. Since the U.S. Bank transaction, we have relied upon the proceeds from our liquidation and the disposition of our assets to fund the loan demand of BVAC; repay maturing brokered certificates of deposit and other liabilities; and to meet other working capital needs.

     On September 6, 2000, the Bank entered into an agreement with the OCC, in which the Bank may not declare or distribute dividends without the prior consent of the Office of the Comptroller of the Currency. On September 29, 2000, the Company entered into an agreement with the FRB of San Francisco in which the Company is required to obtain the prior consent of the FRB of San Francisco in order to pay common stock dividends and disburse distributions associated with our Capital Securities.

     On December 31, 2002, following approval by the FRB of San Francisco, we paid cumulative deferred distributions, interest on the deferred distributions and the current quarterly distribution on our Capital Securities. We will continue to be required to obtain approval from the FRB of San Francisco for future quarterly distributions until such time as the agreement is terminated.

     At December 31, 2002, we had cash and cash equivalents of $223 million. At this same date, we had $465 million of obligations for brokered certificates of deposit, borrowings, the Capital Securities, and other liabilities. The funding to repay these obligations will be generated from proceeds from the disposition of remaining assets. In addition, we are in the process of negotiating a revolving line of credit facility to finance BVAC’s current portfolio of automotive loans and its future originations of auto loans. At December 31, 2002, the outstanding brokered deposits provided a significant source of funding for BVAC’s lending operations. This revolving line of credit is intended to replace the maturing brokered deposits. BVAC intends to periodically securitize and sell its production of automotive loans in order to repay the line of credit. There can be no assurances that the Company will be successful in obtaining this financing.

     To assist you in analyzing our liquidity, you should review our Consolidated Statements of Cash Flows at Item 8. “Financial Statements and Supplementary Data.”

Capital Resources

     Management seeks to maintain adequate capital to support credit risks, and to ensure that Bay View Capital Corporation and Bay View Bank are in compliance with all regulatory capital guidelines. With the adoption of liquidation basis accounting effective September 30, 2002, our stockholders’ equity was transferred to net assets in liquidation. Our net assets in liquidation totaled $410.1 million at December 31, 2002 or $6.43 in net assets in liquidation per outstanding share based on 63,747,157 diluted shares in liquidation.

     At December 31, 2001, stockholders’ equity and tangible stockholders’ equity, which excludes intangible assets, was $336.2 million and $212.6 million, respectively.

     The following table illustrates the reconciliation of our stockholders’ equity to tangible stockholders’ equity as of the dates indicated:

	At December 31,

	2002	2001

	(Dollars in thousands,
	except per share amounts)
Stockholders’ equity	$—	$336,187
Intangible assets	—	(123,573)

Tangible stockholders’ equity	$—	$212,614

Book value per share	$—	$5.37

Tangible book value per share	$—	$3.40

Net assets in liquidation	$410,064

Net assets in liquidation per outstanding share	$6.43

     Bay View Bank is subject to various regulatory capital guidelines administered by the OCC. Under these capital guidelines, the minimum total risk-based capital ratio and Tier 1 risk-based capital ratio requirements are 8.00% and 4.00%, respectively, of risk-weighted assets and certain off-balance sheet items. The minimum Tier 1 leverage ratio requirement is 4.00% of quarterly average assets, as adjusted.

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

     Bay View Bank’s regulatory capital levels at December 31, 2002 exceeded both the minimum requirements as well as the requirements necessary to be considered well-capitalized as illustrated in the following table:

			Minimum		Well-Capitalized
	Actual		Requirement		Requirement

	Amount	Ratio	Amount	Ratio	Amount	Ratio

			(Dollars in thousands)
Tier 1 leverage	$499,891	21.25%	$94,114	4.00%	$117,643	5.00%
Tier 1 risk-based	$499,891	71.24%	$28,068	4.00%	$42,102	6.00%
Total risk-based	$499,891	71.24%	$56,136	8.00%	$70,170	10.00%

     On December 9, 2002, Bay View Bank redeemed the entire $50 million of its outstanding Subordinated Notes which, prior to its redemption, qualified as Tier 2 capital for both Bay View Bank and Bay View Capital Corporation regulatory capital purposes, subject to certain limitations.

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

     At December 31, 2002, Bay View Capital Corporation’s regulatory capital levels exceeded the requirements necessary to be considered adequately capitalized as illustrated in the following table:

			Minimum
	Actual		Requirement

	Amount	Ratio	Amount	Ratio

		(Dollars in thousands)
Tier 1 leverage	$500,055	20.96%	$95,440	4.00%
Tier 1 risk-based	$500,055	67.47%	$29,644	4.00%
Total risk-based	$500,055	67.47%	$59,288	8.00%

     On November 29, 2002, Bay View Capital Corporation prepaid the entire $100 million of its outstanding Subordinated Notes which, prior to its redemption, qualified as Tier 2 capital for Bay View Capital Corporation regulatory capital purposes, subject to certain limitations.

Stock Repurchase Program

     Our outstanding shares of common stock were 62,947,396 at December 31, 2002 and 62,579,129 at December 31, 2001. The outstanding shares in liquidation (including potential dilutive common shares) used for computing net assets in liquidation per outstanding share were 63,747,157 shares. Primarily as a result of our rights offering during 2001, the weighted-average shares outstanding (including potential dilutive common shares) used for computing earnings per diluted share increased to 50.9 million shares for the year ended December 31, 2001 as compared to 32.6 million shares for the year ended December 31, 2000.

     In August 1998, our Board of Directors authorized the repurchase of up to $50 million in shares of our common stock. We repurchased 460,000 shares of our common stock during 1999. We did not repurchase any shares of our common stock during 2000, 2001 and 2002. In November 1999, all of our treasury shares were reissued in conjunction with the acquisition of FMAC. At December 31, 2002, we had approximately $17.6 million in remaining authorization available for future share repurchases. Pursuant to our agreement with the FRB of San Francisco, we must obtain prior written approval before repurchasing shares.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Asset/Liability Management

     Prior to our adoption of liquidation basis accounting, the objective of our asset and liability management activities has historically been to improve our earnings by adjusting the type and mix of assets and liabilities to effectively address changing conditions and risks. Through overall management of our balance sheet and by controlling various risks, we sought to optimize our financial returns within safe and sound parameters. Our operating strategies for attaining this objective included managing net interest margin through appropriate risk/return pricing of assets and liabilities and emphasizing growth in retail deposits, as a percentage of interest-bearing liabilities, to reduce our cost of funds. Our strategy included originating and purchasing quality assets with higher risk-adjusted yields and selling assets with lower risk-adjusted yields or repricing characteristics that do not meet our objectives for interest rate risk. We also sought to improve earnings by controlling noninterest expense, enhancing noninterest income and utilizing improved information systems to facilitate our analysis of the profitability of our business platforms. We also used risk management instruments to modify interest rate characteristics of certain assets or liabilities to hedge against our exposure to interest rate fluctuations, reducing the effects these fluctuations might have on associated cash flows or values. In adopting the Plan, our use of risk management instruments will be limited to hedging BVAC’s auto loan production against exposure to rising interst rates. These risk management instruments, also referred to as derivative instruments, include interest rate option contracts, commonly referred to as “caps”. Derivative financial instruments involve, to varying degrees, elements of credit risk. Credit risk is defined as the possibility of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract. Finally, we performed internal analyses to measure, evaluate and monitor risk.

Interest Rate Risk

     Interest rate risk is the most significant market risk impacting the Company. Interest rate risk occurs when interest rate sensitive assets and liabilities do not reprice simultaneously and in equal volumes. A key objective of asset and liability management is to manage interest rate risk associated with changing asset and liability cash flows and values and market interest rate movements. Management provides oversight of our interest rate risk management process and recommends policy guidelines regarding exposure to interest rates for approval by our Board of Directors. Adherence to these policies is monitored on an ongoing basis, and decisions related to the management of interest rate exposure are made when appropriate in accordance with our policies.

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

Caps

     Interest rate caps are option contracts that limit the cap holder’s risk associated with an increase in interest rates. If rates go above a specified interest rate (strike price or cap rate), the cap holder is entitled to receive cash payments equal to the excess of the market rate over the strike price multiplied by the notional amount. We had interest rate caps with notional amounts of $100.0 million at December 31, 2002 and $180.0 million at December 31, 2001. Our interest rate caps had cap rates at 7.00% and a cap index based on either the one- or three-month LIBOR rate. These caps are reported at their fair value with realized and unrealized gains and losses charged to earnings when incurred. The fair value of our interest rate caps was $0 and $5,000 at December 31, 2002 and December 31, 2001, respectively.

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

     The following table illustrates our combined asset and liability repricing as of December 31, 2002:

	Repricing Period

	Under	Over	Over	Over
	One	One to Three	Three to Five	Five
	Year	Years	Years	Years	Total

		(Dollars in thousands)
Assets
Cash and investments	$225,306	$26,661	$82	$22	$252,071
Loans and leases (1)	280,231	172,739	27,626	21,423	502,019

Total interest rate sensitive assets	$505,537	$199,400	$27,708	$21,445	$754,090

Liabilities
Deposits:
Brokered certificates of deposit	224,189	—	—	—	224,189
Borrowings (2)	19,838	40,425	1,706	90,000	151,969

Total interest rate sensitive liabilities	$244,027	$40,425	$1,706	$90,000	$376,158

Repricing gap-positive (negative)	$261,510	$158,975	$26,002	$(68,555)	$377,932

Cumulative repricing gap-positive (negative)	$261,510	$420,485	$446,487	$377,932

(1)	Based on assumed annual prepayment and amortization rates which approximate our historical experience.

(2)	Includes Capital Securities.

     The simulation model discussed above also provides our management with the ability to simulate our net interest income. In order to measure, at December 31, 2002, the sensitivity of our forecasted net interest income to changing interest rates over a one year time horizon, both rising and falling interest rate scenario were projected and compared to a base market interest rate forecast derived from the current treasury yield curve. For the rising and falling interest rate scenarios, the base market interest rate forecast was increased, on an instantaneous and sustained basis, by 100 to 300 basis points and decreased by 100 and 200 basis points. Our liquidation, as set forth in the Plan, has resulted in an asset liability management focus on monetization of our remaining assets and liabilities and has preempted our historical asset and liability management strategies. This monetization of assets has increased the sensitivity of our net interest income to changes in interest rates by increasing the balance of cash equivalents. The short-term maturities of these instruments make their yield very responsive to changes in interest rates over the one-year time horizon. The extremely low level of prevailing interest rates at December 31, 2002 also increased the rate sensitivity of our interest income under the hypothetical interest rate “shock” scenarios used in the simulation model. The low level of prevailing rates caused the 100 basis point increments used in our hypothetical interest rate shock scenarios to be proportionately larger than they would be in an environment of higher rates. At December 31, 2002, our net interest income related to these hypothetical changes in market interest rates was outside of our policy guidelines, for the reasons discussed above, as illustrated in the following table:

	Net Interest Income

Projected effect:	-200 bp		-100 bp		+100 bp		+200 bp		+300 bp

Net interest income		$22,272		$24,026		$27,777		$29,476		$31,081
% Increase (decrease) from base net interest income		(11.97)%		(5.04)%		9.78%		16.50%		22.84%
Policy guideline	±	8.00%	±	5.00%	±	5.00%	±	8.00%	±	15.00%

     One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase in market interest rates of 100 to 300 basis points or a decrease of 100 and 200 basis points. The sharp decline in our asset base, as a result of completed asset dispositions, combined with the buildup of net assets in liquidation, has produced a substantial deleveraging of our balance sheet. This has reduced our interest rate sensitivity, as measured by the sensitivity of the market value of equity to changes in interest rates. Monetization of loans, investment securities and other long-term assets has further reduced this measure of interest rate sensitivity. At December 31, 2002, our market value of equity exposure related to these changes in market interest rates was within our policy guidelines as illustrated in the following table:

	Market Value of Equity(1)

Projected effect:	-200 bp		-100 bp		+100 bp		+200 bp		+300 bp

Market value of equity		$410,611		$409,797		$405,832		$403,182		$400,186
Change in market value of equity as a percentage of base market value of equity		0.52%		0.32%		(0.65)%		(1.30)%		(2.03)%
Policy guideline	±	15.00%	±	7.00%	±	7.00%	±	15.00%	±	22.00%

(1) In connection with our adoption of liquidation basis accounting, stockholders’ equity was transferred to net assets in liquidation.

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

Item 8. Financial Statements and Supplementary Data

Bay View Capital Corporation and Subsidiaries
Consolidated Statement of Net Assets (Liquidation Basis) as of December 31, 2002 and
Consolidated Statement of Financial Condition (Going Concern Basis) as of December 31, 2001

	December 31, 2002	December 31, 2001

	Liquidation Basis	Going Concern Basis

	(Dollars in thousands)
ASSETS
Cash and cash equivalents:
Cash and due from depository institutions	$71,611	$357,008
Short-term investments	151,684	164,380

	223,295	521,388
Securities available-for-sale:
Investment securities	38,137	98,980
Mortgage-backed securities	32,516	278,891
Loans and leases held-for-sale	311,014	40,608
Loans and leases held-for-investment, net of allowance for loan and lease losses of $49.8 million at December 31, 2001	—	2,326,787
Investment in operating lease assets, net	191,005	339,349
Investment in stock of the Federal Home Loan Bank of San Francisco	16,075	24,157
Investment in stock of the Federal Reserve Bank	13,659	11,866
Real estate owned, net	2,402	9,462
Premises and equipment, net	1,327	13,145
Intangible assets	—	123,573
Income taxes, net	—	174,360
Other assets	46,115	51,539

Total assets	$875,545	$4,014,105

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Transaction accounts	$—	$1,950,699
Retail certificates of deposit	—	1,284,228
Brokered certificates of deposit	224,189	—

	224,189	3,234,927
Subordinated Notes, net	—	149,632
Other borrowings	61,969	137,536
Income taxes, net	8,646	—
Deferred gain	12,817	—
Other liabilities	23,907	65,823
Reserve for estimated costs during the period of liquidation	43,953	—

Total liabilities	375,481	3,587,918

Guaranteed Preferred Beneficial Interest in our Junior Subordinated Debentures (“Capital Securities”)	90,000	90,000
Stockholders’ equity:
Series preferred stock; authorized, 7,000,000 shares; outstanding, none	—	—
Common stock ($.01 par value); authorized, 80,000,000 shares;
issued, 2002 – 62,989,743 shares; 2001 – 62,627,980 shares;
outstanding, 2002 – 62,947,396 shares; 2001 – 62,579,129 shares	—	626
Additional paid-in capital	—	595,258
Accumulated deficit	—	(258,047)
Treasury stock, at cost; 2001 – 48,851 shares	—	(808)
Accumulated other comprehensive income (loss):
Unrealized gain on securities available-for-sale, net of tax	—	523
Minimum pension liability adjustment, net of tax	—	(294)
Debt of Employee Stock Ownership Plan	—	(1,071)

Total stockholders’ equity	—	336,187

Total liabilities and stockholders’ equity	$465,481	$4,014,105

Net assets in liquidation	$410,064

The accompanying notes are an integral part of these consolidated financial statements.

Bay View Capital Corporation and Subsidiaries
Consolidated Statement of Changes in Net Assets in Liquidation (Liquidation Basis)

For the Three
Months Ended
December 31, 2002

(Dollars in thousands)
Net assets in liquidation, September 30, 2002	$413,675
Pre-tax loss from operations	(6,124)
Changes in estimated values of assets and liabilities	(2,761)
Income tax benefit	4,886
Other changes in net assets in liquidation	388

Net assets in liquidation, December 31, 2002	$410,064

The accompanying notes are an integral part of these consolidated financial statements.

Bay View Capital Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Nine
	Months Ended
	September 30,	For the Year Ended December 31,

	2002	2001	2000

	Liquidation Basis	Going Concern Basis

	(Dollars in thousands, except per share amounts)
Interest income:
Interest on loans and leases	$122,208	$243,163	$360,203
Interest on mortgage-backed securities	8,314	31,695	60,923
Interest and dividends on investment securities	14,717	27,887	39,066

	145,239	302,745	460,192
Interest expense:
Interest on deposits	44,509	135,736	176,602
Interest on borrowings	4,413	29,900	103,282
Interest on Senior Debentures and Subordinated Notes	11,146	14,861	14,868

	60,068	180,497	294,752
Net interest income	85,171	122,248	165,440
Provision for losses on loans and leases	10,700	71,890	62,600

Net interest income after provision for losses on loans and leases	74,471	50,358	102,840
Noninterest income:
Leasing income	56,188	92,305	97,207
Loan fees and charges	3,571	5,542	8,284
Loan servicing income	663	4,077	5,804
Account fees	5,858	7,947	7,863
Sales commissions	5,247	5,906	5,399
Gain (loss) on sale of assets and liabilities, net	18,625	(10,547)	(52,606)
Other, net	1,413	1,939	4,691

	91,565	107,169	76,642
Noninterest expense:
General and administrative:
Compensation and employee benefits	47,704	74,727	74,856
Occupancy and equipment	13,466	20,331	23,301
Professional services	10,808	16,198	12,570
Marketing	3,875	4,706	3,743
Data processing	2,696	4,410	4,281
Deposit insurance premiums and regulatory fees	5,424	9,300	1,612
Postage, telephone & travel	4,492	8,027	9,527
Prepayment penalty fees	—	8,231	—
Other, net	4,536	9,357	6,828
General and administrative – franchise loan production	—	—	15,561
General and administrative – Bankers Mutual	—	—	6,311

	93,001	155,287	158,590
Other noninterest expense:
Litigation settlement expense	13,100	—	—
Restructuring expenses	—	6,935	9,213
Revaluation of franchise-related assets	—	70,146	101,894
Leasing expenses	43,984	86,120	69,350
Real estate owned operations, net	956	2,085	65
Provision for losses on real estate owned	266	2,936	—
Amortization of intangible assets	993	11,280	11,158
Amortization of intangible assets – franchise	—	—	9,608
Write-off of intangible assets – franchise	—	—	192,622

	152,300	334,789	552,500
Income (loss) from operations	13,736	(177,262)	(373,018)
Adjustment for liquidation basis	266,510	—	—

Income (loss) before income tax expense (benefit)	280,246	(177,262)	(373,018)
Income tax expense (benefit)	181,792	(85,866)	(55,810)
Dividends on Capital Securities	7,873	9,774	8,989

Income (loss) before cumulative effect of change in accounting principle	90,581	(101,170)	(326,197)
Cumulative effect of change in accounting principle, net of applicable taxes of $2.3 million	(18,920)	—	—

Net income (loss)	$71,661	$(101,170)	$(326,197)

Bay View Capital Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)  (continued)

	For the Nine
	Months Ended
	September 30,	For the Year Ended December 31,

	2002	2001	2000

	Liquidation Basis	Going Concern Basis

	(Dollars in thousands, except per share amounts)
Basic earnings (loss) per share before cumulative effect of change in accounting principle	$1.44	$(1.99)	$(10.00)
Cumulative effect of change in accounting principle, net	(0.30)	—	—

Net basic earnings (loss) per share	$1.14	$(1.99)	$(10.00)

Diluted earnings (loss) per share before cumulative effect of change in accounting principle	$1.43	$(1.99)	$(10.00)
Cumulative effect of change in accounting principle, net	(0.30)	—	—

Net diluted earnings (loss) per share	$1.13	$(1.99)	$(10.00)

Weighted-average basic shares outstanding	62,724	50,873	32,634

Weighted-average diluted shares outstanding	63,135	50,873	32,634

Net income (loss)	$71,661	$(101,170)	$(326,197)
Other comprehensive income, net of tax:
Change in unrealized gain or loss on securities available-for-sale, net of tax expense of $362 and $214 for 2001 and 2000, respectively	—	513	303
Minimum pension liability adjustment, net of tax benefit of $207 for 2001	—	(294)	—

Other comprehensive income	—	219	303

Comprehensive income (loss)	$71,661	$(100,951)	$(325,894)

The accompanying notes are an integral part of these consolidated financial statements.

Bay View Capital Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity

					Retained
	Number			Additional	Earnings
	of Shares	Common	Preferred	Paid-in	(Accumulated
	Issued	Stock	Stock	Capital	Deficit)

	(Dollars in thousands, except per share amounts)
Balance at December 31, 1999	32,629	$326	$—	$455,964	$179,100 (1)
Exercise of stock options, including tax benefits	11	—	—	94	—
Distribution of restricted shares	—	—	—	(13)	—
Cash dividends declared ($0.30 per share)	—	—	—	—	(9,780)
Unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—
Repayment of debt	—	—	—	—	—
Net loss	—	—	—	—	(326,197)

Balance at December 31, 2000	32,640	326	—	456,045	(156,877)
Exercise of stock options, including tax benefits	20	—	—	94	—
Distribution of director’s retirement plan shares	10	—	—	73	—
Distribution of restricted shares	—	—	—	(273)	—
Proceeds from issuance of common stock, net of expenses of $2.0 million	23,967	240	—	107,760	—
Proceeds from issuance of 5,991,369 shares of preferred stock, net of expenses of $1.1 million	—	—	60	26,340	—
Conversion of preferred stock to common stock	5,991	60	(60)	—	—
Expense recognized on stock options with below market strike price	—	—	—	5,219	—
Unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—
Minimum pension liability adjustment, net of tax	—	—	—	—	—
Change in debt of ESOP	—	—	—	—	—
Net loss	—	—	—	—	(101,170)

Balance at December 31, 2001	62,628	626	—	595,258	(258,047)
Exercise of stock options, including tax benefits	121	2	—	568	—
Distribution of director’s retirement plan shares	24	—	—	165	—
Exercise of stock warrants	45	—	—	212	—
Expense recognized on stock options with below market strike price	—	—	—	4,033	—
Change in debt of ESOP	—	—	—	—	—
Net income	—	—	—	—	71,661
Other	—	—	—	—	5
Liquidation adjustment on securities available-for-sale, net of tax	—	—	—	—	—
Liquidation adjustment on pension liability	—	—	—	—	—
Transfer of stockholders’ equity to net assets in liquidation	—	(628)	—	(600,236)	186,381

Balance at September 30, 2002	62,818	$—	$—	$—	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Unrealized
		Gain (Loss) on		Debt of
		Securities	Minimum Pension	Employee
		Available-for-	Liability	Stock	Total
	Treasury	Sale,	Adjustment,	Ownership	Stockholders'
	Stock	Net of Tax	Net of Tax	Plan	Equity

	(Dollars in thousands, except per share amounts)
Balance at December 31, 1999	$(1,094)	$(293)	$—	$(2,809)	$631,194
Exercise of stock options, including tax benefits	—	—	—	—	94
Distribution of restricted shares	13	—	—	—	—
Cash dividends declared ($0.30 per share)	—	—	—	—	(9,780)
Unrealized gain on securities available-for-sale, net of tax	—	303	—	—	303
Repayment of debt	—	—	—	2,235	2,235
Net loss	—	—	—	—	(326,197)

Balance at December 31, 2000	(1,081)	10	—	(574)	297,849
Exercise of stock options, including tax benefits	—	—	—	—	94
Distribution of director’s retirement plan shares	—	—	—	—	73
Distribution of restricted shares	273	—	—	—	—
Proceeds from issuance of common stock, net of expenses of $2.0 million	—	—	—	—	108,000
Proceeds from issuance of 5,991,369 shares of preferred stock, net of expenses of $1.1 million	—	—	—	—	26,400
Conversion of preferred stock to common stock	—	—	—	—	—
Expense recognized on stock options with below market strike price	—	—	—	—	5,219
Unrealized gain on securities available-for-sale, net of tax	—	513	—	—	513
Minimum pension liability adjustment, net of tax	—	—	(294)	—	(294)
Change in debt of ESOP	—	—	—	(497)	(497)
Net loss	—	—	—	—	(101,170)

Balance at December 31, 2001	(808)	523	(294)	(1,071)	336,187
Exercise of stock options, including tax benefits	—	—	—	—	570
Distribution of director’s retirement plan shares	—	—	—	—	165
Exercise of stock warrants	—	—	—	—	212
Expense recognized on stock options with below market strike price	—	—	—	—	4,033
Change in debt of ESOP	—	—	—	1,071	1,071
Net income	—	—	—	—	71,661
Other	—	—	—	—	5
Liquidation adjustment on securities available-for-sale, net of tax	—	(523)	—	—	(523)
Liquidation adjustment on pension liability	—	—	294	—	294
Transfer of stockholders’ equity to net assets in liquidation	808	—	—	—	(413,675)

Balance at September 30, 2002	$—	$—	$—	$—	$—

(1)	Substantially restricted.

The accompanying notes are an integral part of these consolidated financial statements.

Bay View Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For the Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) and certain changes in net assets in liquidation	$67,662	$(101,170)	$(326,197)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangible assets	993	11,280	20,766
Write-off of intangible assets – franchise	—	—	192,622
Origination of loans and leases held-for-sale	—	—	(520,023)
Proceeds from securitizations and/or sales of loans and leases held-for-sale	—	—	1,459,558
Provision for losses on loans and leases and real estate owned	11,118	74,826	62,600
Depreciation and amortization of premises and equipment	3,110	4,751	8,617
Depreciation and amortization of investment in operating lease assets	44,452	56,960	69,350
Accretion of retained interests in securitizations	(1,087)	(1,947)	(5,213)
Amortization of premiums, net of discount accretion	5,278	11,685	11,981
Non-cash compensation expense	4,033	—	—
Revaluation of franchise-related assets	—	70,146	101,894
(Gain) loss on sale of assets and liabilities, net	(18,706)	10,547	52,606
Decrease (increase) in other assets	165,812	(54,251)	(81,424)
Decrease in other liabilities	(11,036)	(7,504)	(37,833)
Decrease in reserve for estimated costs during the period of liquidation	(8,573)	—	—
Adjustment for liquidation basis	(263,749)	—	—
Cumulative effect of change in accounting principle, net of taxes	18,920	—	—
Other, net	734	1,852	54

Net cash provided by operating activities	18,961	77,175	1,009,358

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of assets/subsidiaries, net of cash and cash equivalents paid	—	—	(24,294)
Proceeds from the sale of substantially all of the assets and certain liabilities of Bankers Mutual, net of cash and cash equivalents sold	—	—	30,879
Net decrease (increase) in loans and leases resulting from originations, net of repayments	115,811	131,079	(164,239)
Purchases of loans and leases, net	—	(12,933)	(27,849)
Purchases of mortgage-backed securities	(60,499)	(188,869)	(327,840)
Purchases of investment securities	(78,480)	(118,152)	(48,070)
Principal payments on mortgage-backed securities	138,448	174,255	99,717
Principal payments on investment securities	47,413	20,121	7,444
Proceeds from securitizations and/or sales of loans and leases held-for-sale excluding $326.0 million net loan sale to U.S. Bank on November 1, 2002	1,690,902	539,859	—
Proceeds from sale of mortgage-backed securities available-for-sale	181,772	392,166	239,965
Proceeds from sale of investment securities available-for-sale	75,466	26,321	230,041
Proceeds from maturities/calls of investment securities available-for-sale	—	—	45,298
Proceeds from retained interests in securitizations	—	—	6,585
Proceeds from sale of real estate owned	6,684	4,389	6,504
Additions to premises and equipment	(448)	(593)	(3,004)
Decrease in investment in stock of the Federal Home Loan Bank of San Francisco	8,082	16,033	37,645
(Increase) decrease in investment in stock of the Federal Reserve Bank	(1,793)	7,724	(6,114)

Net cash provided by investing activities	2,123,358	991,400	102,668

Bay View Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	For the Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	291,545	(511,385)	16,532
Sale of deposits and other liabilities to U.S. Bank, net of $326.0 million of loans and $5.1 million of other assets	(2,503,163)	—	—
Proceeds from advances from the Federal Home Loan Bank of San Francisco	2,490,000	205,000	1,950,500
Repayment of advances from the Federal Home Loan Bank of San Francisco	(2,490,000)	(1,008,800)	(2,514,000)
Proceeds from repurchase agreements	—	—	2,103,116
Repayment of repurchase agreements	—	(103,241)	(2,017,758)
Repayment of Subordinated Debt	(154,563)	—	—
Net decrease in warehouse lines outstanding	—	(94,134)	(288,071)
Net increase (decrease) in other borrowings	(75,567)	135,872	(1,630)
Proceeds from issuance of common stock	1,609	108,167	—
Proceeds from issuance of preferred stock	—	26,400	94
Dividends paid to preferred stockholders	(273)	—	—
Dividends paid to stockholders	—	—	(9,780)

Net cash used in financing activities	(2,440,412)	(1,242,121)	(760,997)

Net increase (decrease) in cash and cash equivalents	(298,093)	(173,546)	351,029
Cash and cash equivalents at beginning of year	521,388	694,934	343,905

Cash and cash equivalents at end of year	$223,295	$521,388	$694,934

Cash paid during the year for:
Interest	$97,803	$198,692	$293,568
Income taxes	$1,771	$202	$3,468
Supplemental non-cash investing and financing activities:
Loans transferred to real estate owned	$387	$16,494	$5,151
Loans transferred from held-for-investment to held-for-sale	$2,289,672	$328,402 (1)	$1,323,531
Loans securitized and transferred to securities held-to-maturity	$—	$—	$268,172
Loans securitized and transferred to securities available-for-sale	$22,638	$—	$—
Securities transferred from held-to-maturity to available-for-sale	$—	$631,663	$496,324
Conversion of preferred stock to common stock	$—	$26,400	$—
The acquisitions of assets/subsidiaries involved the following:
Fair value of assets acquired, other than cash and cash equivalents	$—	$—	$(15,294)
Goodwill	—	—	(9,000)

Net cash and cash equivalents paid	$—	$—	$(24,294)

(1)	Net of loans transferred from held-for-sale to held-for-investment.

The accompanying notes are an integral part of these consolidated financial statements.

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2002

Note 1. Basis of Presentation

     The information provided in the consolidated financial statements reflects the Company’s adoption of liquidation basis accounting effective September 30, 2002 in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Liquidation basis accounting requires the Company to value its assets at their estimated net realizable values and its liabilities to include accruals for estimated costs associated with carrying out the plan of dissolution and stockholder liquidity. The consolidated statement of financial condition as of December 31, 2001, the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2001 and 2000, the consolidated statement of stockholders’ equity for the years ended December 31, 2001 and 2000, and the consolidated statements of cash flows for the years ended December 31, 2001 and 2000 have been prepared using the historical cost (going concern) basis of accounting on which the Company has previously reported its financial position and results of operations.

     The consolidated financial statements include the accounts of Bay View Capital Corporation (the “Company”), a bank holding company incorporated under the laws of the state of Delaware, and our wholly owned subsidiaries: Bay View Bank, N.A. (the “Bank”), a national bank; Bay View Securitization Corporation, a Delaware corporation; Bay View Capital I, a Delaware business trust; FMAC Insurance Services, a Delaware corporation; FMAC 2000-A Holding Company, a California corporation; and FMAC Franchise Receivables Corporation, a California corporation. Bay View Bank includes its wholly owned subsidiaries: Bay View Acceptance Corporation (“BVAC”), a Nevada corporation; Bay View Commercial Finance Group, a California corporation; XBVBKRS, Inc., formerly Bankers Mutual, a California corporation; MoneyCare, Inc., a California corporation; and Bay View Auxiliary Corporation, a California corporation. On June 22, 2001, we completed the stock sale by Bay View Bank of the legal entity Bay View Franchise Mortgage Acceptance Company (“BVFMAC”) and its related servicing platform. On December 31, 2001, in connection with the financing secured by our auto lease cash flows, LFS-BV, formerly a subsidiary of Bay View Acceptance Corporation, was merged into Bay View Bank. All significant intercompany accounts and transactions have been eliminated.

     On November 1, 2002, the Company completed the sale of the Bank’s 57 full-service branches throughout the San Francisco Bay Area to U.S. Bank, N.A. Through BVAC, the Bank continues to operate its auto loan production business in 17 states. In 2003, we intend to transfer BVAC from the Bank to the Company, subject to regulatory approval. The Company believes this will allow for a full liquidation of the Bank while BVAC continues to originate new loans and expand geographically throughout the liquidation period ending September 2005. The Company intends to spin off BVAC to stockholders or sell it at the end of the liquidation period.

Note 2. Plan of Dissolution and Stockholder Liquidity

     On October 3, 2002, a special meeting of Bay View Capital Corporation’s stockholders was held to vote on the Company’s proposed Plan of Dissolution and Stockholder Liquidity (the “Plan”) and the sale of the Bank’s retail banking assets to U.S. Bank, N.A. Both of these proposals were approved by a majority of the common stockholders. As a result of these approvals and the close of the U.S. Bank transaction on November 1, 2002, the Company adopted liquidation basis accounting effective September 30, 2002 in accordance with GAAP. Accordingly, assets have been valued at their estimated net realizable values and liabilities include accruals for estimated costs associated with carrying out the Plan. In accordance with liquidation basis accounting, our stockholders’ equity was transferred to net assets in liquidation. Our net assets in liquidation totaled $410.1 million at December 31, 2002 or $6.43 in net assets in liquidation per outstanding share based on 63,747,157 diluted shares in liquidation.

     The Plan outlines the steps necessary to fully liquidate the Company, including the sale of the Bank’s retail banking assets to U.S. Bank. Following the sale, the remaining assets of the Company are to be sold in an orderly manner and the liabilities and expenses are to be paid, including the outstanding debt of both the Company and the Bank and the Capital Securities. Once these transactions have been completed, the Company intends to distribute the net proceeds of the asset sales to its stockholders.

     On November 1, 2002, the Company completed the U.S. Bank transaction. At the closing of the transaction, U.S. Bank paid Bay View Bank the sum of: (i) a 14% deposit premium (based on the average daily balances of deposits for the 30 calendar days ending on the business day prior to the closing date) plus $5.0 million, or approximately $463.7 million; (ii) the principal amount of the loans acquired of approximately $337.2 million less a loan loss reserve of approximately $2.2 million; (iii) the net book value of real property and personal property utilized by the branches and improvements thereto and other assets assumed of approximately $15.2 million and (iv) the face amount of coins and currency of approximately $9.8 million. Bay View Bank paid to U.S. Bank at the closing an amount equal to the deposits being assumed by U.S. Bank of approximately $3.307 billion, less the amounts payable by U.S. Bank to Bay View Bank as described above.

     The Company and the Bank obtained regulatory approvals necessary for the early redemption of their outstanding debt securities in the fourth quarter of 2002. The Company’s $100 million of 9-1/8% Subordinated Notes were redeemed at the applicable price of par plus a premium of 4.563% on November 29, 2002 and the Bank’s $50 million of 10% Subordinated Notes were redeemed at par on December 9, 2002.

     After receiving the required regulatory approvals, the Company paid the accrued distributions and interest of $24.5 million on the Capital Securities on December 31, 2002.

     The Company initially recorded pre-tax adjustments totaling $266.5 million related to the mark-to-market valuation of its assets and liabilities in connection with its adoption of liquidation basis accounting for the quarter ended September 30, 2002. The valuation adjustments primarily consisted of the following:

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

     For the quarter ended December 31, 2002, the Company recorded an additional $2.8 million net pre-tax adjustment related to mark-to-market valuation of its assets and liabilities. The valuation adjustment was primarily due to a decrease in the market value of the loan portfolio.

     Under liquidation basis accounting, the Company has estimated future liabilities associated with carrying out the Plan. The Company has not reflected any future revenues and expenses of an operating nature, as such income and expenses will be recognized when realized.

     Included in the accounting policies below are the assumptions used in the valuation of assets and liabilities of the Company reflecting the change to liquidation basis accounting.

Basis of Financial Presentation and Use of Estimates

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as reported in the consolidated statement of net assets (liquidation basis) and consolidated statements of financial condition and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates particularly susceptible to possible changes in the near term relate to the determination of the mark-to-market adjustments on loans and leases, investment in operating lease assets and deferred tax assets.

Cash and Cash Equivalents

     Cash and cash equivalents consist of cash and highly liquid financial instruments, with maturities of 90 days or less at the time of purchase, that are readily convertible into cash and are so near their maturity that they present insignificant risk of changes in value.

     Generally, our banking depositories either pay interest on deposits or apply an imputed interest credit to deposit balances which is used as an offset to charges for banking services rendered. We have no compensating balance arrangements or lines of credit with banks. Bay View Bank is required to maintain reserves against customer deposits by keeping balances with the Federal Reserve Bank of San Francisco in a noninterest-earning cash account. Cash balances for Bay View Bank held in reserve at the Federal Reserve Bank of San Francisco totaled approximately $0 and $2.0 million at December 31, 2002 and 2001, respectively. The average required reserve balance for Bay View Bank totaled $1.5 million in 2002 and $519,000 in 2001.

Securities

     Under liquidation basis accounting, all securities are classified as available-for-sale and reported at net realizable value. Valuations are determined from published information or quotes by registered securities brokers. Securities for which quotes are not readily available are valued based on the present value of discounted estimated future cash flows. Adjustments to net realizable value, if any, are recorded on a quarterly basis in earnings through the adjustment for liquidation basis. Interest on securities continues to be accrued as income to the extent considered collectible.

     Retained interests and asset-backed securities related to our loan and lease securitizations are classified as securities available-for-sale. We are not aware of an active market for the purchase and sale of these retained interests at this time, and accordingly, we estimated the net realizable value of the retained interests by calculating the present value of the estimated expected future cash flows to be received, using management’s best estimates of the key assumptions, including credit losses, prepayment speeds, and discount rates commensurate with the risks involved. We wrote-off the entire balance of our retained interest in franchise loan securitizations totaling $4.9 million upon our adoption of liquidation basis accounting. We recorded impairment charges relating to retained interests of $12.6 million and $26.3 million for the years ended December 31, 2001 and 2000, respectively. We do not have a trading portfolio.

     Historically, securities classified as held-to-maturity were recorded at amortized cost, adjusted for the amortization of premiums and accretion of discounts, because we had the ability and intent to hold these securities to maturity. Securities that were held to meet investment objectives such as interest rate risk and liquidity management, but which may be sold as necessary to implement management strategies, were classified as available-for-sale and reported at fair value. Fair value for these securities was obtained as described above.

     Securities were identified as either available-for-sale or held-to-maturity at purchase and accounted for accordingly. Unrealized losses on securities held-to-maturity were realized and charged against earnings when it was determined that a decline in value which was other than temporary had occurred. Net unrealized gains and losses on securities available-for-sale were excluded from earnings and reported, net of applicable income taxes, as a separate component of stockholders’ equity. Gains and losses on sales of securities were recorded in earnings at the time of sale and were determined by the difference between the net sale proceeds and the amortized cost of the security, using the specific identification method.

     Discounts and premiums on securities were amortized into interest income using a method approximating the effective interest method over the estimated life of the security, adjusted for actual prepayments.

Loans and Leases

     Under the liquidation basis accounting, we classify all loans and leases as held-for-sale and report them at net realizable value. Net realizable value for these loans and leases is based on existing external bids from sales contracts or letters of intent or prices for similar loans and leases in the secondary whole loan or securitization markets or estimates of proceeds to be obtained through a workout and payoff. Declines in net realizable value, if any, are recorded on a quarterly basis as a charge through the adjustment for liquidation basis. Accounting policies for interest income and loan fee recognition, classification and accounting treatment of impaired loans, including nonperforming loans and troubled debt restructurings have not changed.

     Prior to September 30, 2002, loans and leases that we originated or purchased were identified as either held-for-sale or held-for-investment. Loans and leases held-for-investment were recorded at cost including premiums or discounts, deferred fees and costs and the allowance for loan and lease losses. Loans and leases classified as held-for-sale primarily consisted of franchise loans. Loans and leases classified as held-for-sale were carried at the lower of cost or market on an aggregate basis for each loan and lease type. Market value for these loans and leases was based on prices for similar loans and leases in the secondary whole loan or securitization markets or estimates of proceeds to be obtained through a workout and payoff. Interest on loans and leases was accrued as income to the extent considered collectible. Loans and leases classified as held-for-investment were carried at amortized cost and were not adjusted to the lower of cost or market because we had the ability and the intent to hold these loans and leases for the foreseeable future. Generally, we discontinue interest accruals on loans and leases 90 days or more past due. Interest income on nonaccrual loans and leases is generally recognized on a cash basis when received.

     We charge fees for originating loans and leases at the time the loan or lease is granted. We recognize these origination fees, net of certain direct costs where applicable, as a yield adjustment over the life of the related loan or lease using the effective interest method or an approximate equivalent if not materially different. Amortization of net deferred origination fees is discontinued on nonperforming loans and leases. When a loan or lease is paid off, unamortized net deferred origination fees are included in interest income at that time. When a loan or lease is sold, unamortized net deferred origination fees are included in the gain or loss on the sale.

     Impairment of a loan occurs when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. We consider nonperforming loans and troubled debt restructurings as impaired loans. Nonperforming loans are defined as loans 90 days or more delinquent as to principal and interest payments unless the principal and interest are well secured and in the process of collection. We also designate loans less than 90 days delinquent as nonperforming when the full collection of principal and/or interest is doubtful. Troubled debt restructurings are loans which have been modified based upon interest rate concessions and/or payment concessions. Homogeneous loans are collectively evaluated on an aggregate basis for impairment. We historically considered our single-family residential and consumer loans, including auto and home equity loans, as homogeneous loans. Impaired loans are measured based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical equivalent, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Our impaired real estate-based loans are generally measured based on the fair value of the collateral because they are collateral dependent. We generally recognize interest income on impaired loans on a cash basis when received.

     Charge-offs were recorded on impaired loans through September 30, 2002 for the difference between the valuation of the loan and the recorded investment, net of any specific allowance. In determining charge-offs for specific loans, management evaluated the creditworthiness and financial status of the borrower and also analyzed cash flows and current property appraisals.

Allowance for Loan and Lease Losses

     Effective September 30, 2002, the balance of the allowance for loan and lease losses was reallocated as mark-to-mark adjustments to individual loans and leases and groups of homogeneous loans as part of the adoption of liquidation basis accounting.

     Prior to September 30, 2002, the allowance for loan and lease losses was established through a provision charged to expense and was maintained at a level that we believed was sufficient to cover estimated probable losses in the portfolio. In determining the level of the allowance for loan and lease losses, we evaluated specific credits and the portfolio in general using several methods that included historical performance, collateral values, cash flows and analysis of current economic conditions. This evaluation culminated with a judgment on the probability of collection based on existing and probable near term events. The underwriting of new credits may have been changed or modified depending on the results of these ongoing evaluations. Discontinued lending operations received the same scrutiny as ongoing operations but did not have the additional risk inherent in accepting new business. Our methodology provided for three allowance components. The first component represented an allowance for loans and leases that were individually evaluated. The second component represented an allowance for groups of homogeneous loans and leases that currently exhibited no identifiable weaknesses and were collectively evaluated. We determined allowances for these groups of loans and leases based on factors such as prevailing economic conditions, historical loss experience, asset concentrations, levels and trends of classified assets, and loan and lease delinquencies. The last component was an unallocated allowance which was based on factors that were not necessarily associated with a specific credit, group of loans or leases or loan or lease category. These factors included an evaluation of economic conditions in areas where we lend money, loan and lease concentrations, lending policies or underwriting procedures, and trends in delinquencies and nonperforming assets. The unallocated allowance reflected our efforts to ensure that the overall allowance appropriately reflected the probable losses inherent in the loan and lease portfolio.

Loan Sales and Servicing

     Prior to adopting Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” we recorded servicing assets, in accordance with Statement No. 125, for the present value of any retained interest in a transferred asset representing servicing fees net of related costs. Retained interests in excess of such servicing fees was recorded on a net present value basis and was classified as an available-for-sale security at fair value. The balance of these assets was $620,000 at December 31, 2002 and $489,000 at December 31, 2001. Impairment charges on these servicing assets were $13.6 million and $8.8 million for the years ended December 31, 2001 and 2000, respectively. There were no impairment charges for 2002. Amortization of servicing assets and any related impairments are included in noninterest income and noninterest expense, respectively, as the associated servicing revenue is received and expenses are incurred.

     Gains or losses on the securitizations and/or sales of loans and leases were recorded in earnings at the time of the transaction when control over the loans and leases was surrendered and consideration other than beneficial interests in the loans and leases was received.

Investment in Operating Lease Assets

     We purchased and/or originated auto leases characterized as operating leases from March 1998 through June 2000. The asset was recorded as a fixed asset and depreciated over the lease term to its estimated residual value. This depreciation and other related expenses, including the amortization of initial direct costs which were deferred and amortized over the lease term, were classified as noninterest expense. Lease payments received were recorded as noninterest income. The net balance of our investment in operating lease assets is reported at net realizable value in accordance with liquidation basis accounting. Gross lease asset balances were $340.5 million and $505.6 million at December 31, 2002 and 2001, respectively. Accumulated depreciation and amortization related to the lease assets totaled $122.4 million and $130.8 million at December 31, 2002 and 2001, respectively. At December 31, 2002, future minimum lease payments to be received by us under operating leases were $41.4 million, $18.1 million, and $3.3 million for the years ending December 31, 2003, 2004 and 2005, respectively.

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

     Using the projected ALG residual values, the Company’s experience-to-date relative to the projected ALG residual values (for example, for vehicle classes where actual amounts realized were less than what ALG had projected, the Company reduces the projected ALG residual values to equal the Company’s experience-to-date), and the probabilities of each of the three disposition scenarios discussed above occurring, the Company determines a probability-weighted gross future undiscounted cash flow for each automobile lease. For those leases where the gross future undiscounted cash flows are less than net book value, the lease is considered impaired.

     For those leases considered impaired, the Company then estimates the fair value of the lease. The fair value is determined by calculating the present value of the future estimated cash flows again assuming the probabilities of each of the three disposition scenarios. The present value is calculated using current market rates, which the Company estimates as the original contract lease rate. For those impaired leases where the estimated fair value is less than the net book value, an impairment charge is recorded for the difference. For the year ended December 31, 2002, the Company recorded $1.0 million in impairment charges against approximately 4,389 of its 11,428 lease contracts that were considered impaired and which is included in leasing expense. In addition, since the inception of the lease portfolio in June 1998, the Company has recorded additional monthly charges, also included in leasing expense, to reflect increased depreciation as a result of declines in the estimated residual values. At December 31, 2002 and 2001, the Company has provided $24.6 million and $32.7 million, respectively, in impairment and additional monthly charges, net of losses, against its automobile operating lease portfolio which are available to absorb anticipated future residual losses.

Real Estate Owned

     Effective September 30, 2002, real estate owned is comprised of property acquired through foreclosure and is recorded at net realizable value as of the date of foreclosure. The difference upon foreclosure between book value and net realizable value, if any, is expensed to adjustment for liquidation basis. Adjustments to net realizable value, if any, are recorded on a quarterly basis as a charge through the adjustment for liquidation basis. Revenues and other expenses associated with real estate owned are realized and reported as a component of noninterest expense when incurred.

     Prior to September 30, 2002, real estate owned was comprised of property acquired through foreclosure and was recorded at the lower of cost (i.e., net loan value) or fair value less estimated costs to sell, as of the date of foreclosure. The difference upon foreclosure, if any, was charged-off against the allowance for losses on loans and leases. Thereafter, a specific valuation allowance was established and charged to noninterest expense for adverse changes in the fair value of the property. Revenues and other expenses associated with real estate owned were realized and reported as a component of noninterest expense when incurred.

Premises and Equipment

     Premises and equipment are stated at cost less accumulated depreciation and amortization. This is considered to approximate net realizable value in accordance with liquidation basis accounting. Depreciation and amortization are computed on the straight-line basis over the estimated useful lives for each of the various asset categories. These useful lives range from two to ten years.

Intangible Assets

     Goodwill and other intangible assets were all written off as of September 30, 2002 with the adoption of liquidation basis accounting. The goodwill and core deposit intangibles associated with the deposits sold to U.S. Bank were realized in anticipation of the close of that transaction. See Note 9 for additional disclosures.

     During 2002, the Company recorded $18.9 million in impairment charges, net of taxes, for goodwill related to three of the Company’s commercial lending businesses which was not expected to be realized upon the disposition of these businesses. As required by the transitional provisions of Statement of Financial Accounting Standards No. 142,

“Goodwill and Other Intangible Assets,” which the Company adopted as of January 1, 2002, the impairment loss was measured and recorded as of the date of adoption and recognized as the cumulative effect of a change in accounting principle as of January 1, 2002.

     Prior to September 30, 2002, core deposit premiums arose from the purchase of deposits and were amortized using an accelerated method over the estimated life of the deposit base acquired, generally eight to ten years. We continually evaluated the periods of amortization to determine whether later events and circumstances warranted revised estimates. In addition, the market value of core deposit premiums was re-evaluated on an annual basis to assess if any impairment existed and to determine the carrying value that was eligible to be included as a component of regulatory capital.

     Goodwill was amortized to expense on a straight-line basis over periods of up to 20 years. On a periodic basis, we reviewed our goodwill for events or changes in circumstances that indicated that the estimated undiscounted future cash flows from these acquisitions was less than the carrying amount of the goodwill. If it became probable that impairment existed, a reduction in the carrying amount was recognized.

Deferred gains

     The deferred gain represents estimated after-tax gain related to the future sale of the automobile lending business. As this transaction is not under contract or assured, the estimated after-tax gain is not recognized, but rather is recorded as a deferred gain.

Reserve for Estimated Costs during the Period of Liquidation

     The reserve for estimated costs during the period of liquidation include severance payments and costs related to facility closures, investment banking and other professional fees and estimated litigation expense and settlements. These expense accruals are reviewed for adequacy on a quarterly basis. Changes to the accruals, if necessary, will be recorded as adjustments in liquidation basis in future periods.

     In addition to the $51.1 million in charges related to our adoption of liquidation basis accounting, $2.6 million was transferred from existing restructuring accruals to the reserve for estimated costs. At December 31, 2002 the reserve for estimated costs during the period of liquidation was $44.0 million, including accruals for severance and facilities of $29.0 million and $9.4 million, respectively.

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

     Prior to the adoption of the Plan, we used risk management instruments to modify interest rate characteristics of certain assets or liabilities to hedge against our exposure to interest rate fluctuations, reducing the effects these fluctuations might have on associated cash flows or values.

     If a hedged asset or liability is sold or paid off before maturity of the hedging derivative, the derivative is closed out or settled, and any net settlement amount upon the close-out or termination of the derivative is recognized in earnings.

     In connection with our use of risk management instruments, we are exposed to potential losses (credit risk) in the event of nonperformance by the counterparties to the agreements. We manage the credit risk associated with our risk management instruments by adhering to a strict counterparty selection process and by establishing maximum exposure limits with each individual counterparty.

     On October 1, 2000, we adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivatives and Hedging Activities.” Statement No. 133 establishes accounting and reporting standards for derivative instruments and requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the statement of financial condition as either an asset or liability measured at its fair value. Statement No. 133 further dictates that the accounting treatment for gains or losses from changes in the derivative instrument’s fair value is contingent on whether the derivative instrument qualifies as a hedge under the standard. If the derivative instrument does not qualify as a hedge, the gains or losses are reported in the consolidated statement of income when they occur. If the derivative instrument qualifies as a hedge under the standard, depending on the type of risk being hedged, the gains and losses are either reported in the consolidated statement of income, offsetting the fair value change in the hedged item, or reported as accumulated other comprehensive income in the equity section of the consolidated statement of financial condition. The standard further requires that an entity formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Upon our adoption of Statement No. 133, we incurred a $1.2 million after-tax loss.

Stock-Based Compensation

     In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements under this Statement are effective for financial statements issued after December 15, 2002.

     Statement No. 123 establishes financial accounting and reporting standards for stock-based compensation plans, including employee stock purchase plans, stock options and restricted stock. Statement No. 123 encourages all entities to adopt a fair value method of accounting for stock-based compensation plans, whereby compensation cost is measured at the grant date based upon the fair value of the award and is realized as an expense over the service or vesting period. However, Statement No. 123 also allows an entity to continue to measure compensation cost for these plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

     We account for our stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25. Under the intrinsic value method, compensation cost is generally the excess, if any, of the quoted market price of the stock at the grant or other measurement date over the exercise price.

     Had compensation cost related to our stock option awards to employees and directors been determined under the fair value method prescribed under Statement No. 123, our net assets in liquidation and net assets in liquidation per share and our net income (loss) and earnings (loss) per share would have been the pro forma amounts illustrated in the table below for the periods indicated:

	For the Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands, except per share amounts)
As reported net assets in liquidation in Consolidated Statement of Net Assets (Liquidation Basis)	$410,064	N/A	N/A
Stock-based employee compensation expense (determined under fair value method, net of taxes)	(4,069)	N/A	N/A

Pro forma net assets in liquidation, after stock based employee compensation expense	$405,995	N/A	N/A

As reported net loss in Consolidated Statements of Operations and Comprehensive Income (Loss)	N/A	$(101,170)	$(326,197)
Stock-based employee compensation expense (determined under fair value method, net of taxes)	N/A	(2,614)	(1,244)

Pro forma net loss, after stock based employee compensation expense	N/A	$(103,784)	$(327,441)

Net assets in liquidation per share:
As reported	$6.43	N/A	N/A
Pro forma	$6.37	N/A	N/A
Net loss per share – basic:
As reported	N/A	$(1.99)	$(10.00)
Pro forma	N/A	$(2.04)	$(10.03)
Net loss per share – diluted:
As reported	N/A	$(1.99)	$(10.00)
Pro forma	N/A	$(2.04)	$(10.03)

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

     The following table illustrates the calculation of basic and diluted earnings (loss) per share for the periods indicated:

	For the Nine
	Months Ended	For the Year Ended

	September 30,	December 31,	December 31,
	2002	2001	2000

	(Amounts in thousands, except per share amounts)
Income (loss) before cumulative effect of change in accounting principle	$90,581	$(101,170)	$(326,197)
Cumulative effect of change in accounting principle, net of taxes of $2.3 million	(18,920)	—	—

Net income (loss)	$71,661	$(101,170)	$(326,197)

Weighted-average basic shares outstanding	62,724	50,873	32,634
Add: Dilutive potential common shares	411	—	—

Weighted-average diluted shares outstanding	63,135	50,873	32,634

Basic earnings (loss) per share before cumulative effect of change in accounting principle	$1.44	$(1.99)	$(10.00)
Cumulative effect of change in accounting principle, net	$(0.30)	—	—

Net basic earnings (loss) per share	$1.14	$(1.99)	$(10.00)

Diluted earnings (loss) per share before cumulative effect of change in accounting principle	$1.43	$(1.99)	$(10.00)
Cumulative effect of change in accounting principle, net	$(0.30)	—	—

Net diluted earnings (loss) per share	$1.13	$(1.99)	$(10.00)

Recent Accounting Pronouncements

     In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34 which was superseded. FIN 45 elaborates on the existing disclosure requirements for most guarantees and requires that guarantors recognize a liability for the fair value of guarantees at inception. The disclosure requirements of this Interpretation are effective for financial statement periods ending after December 15, 2002. The initial recognition and measurement provisions of FIN 45 are applied on a prospective basis to guarantees issued or modified after December 31, 2002. Significant guarantees that have been entered into by the Company are disclosed in Note 20. Management believes that adopting the measurements provisions of FIN 45 will not have a material impact on the Company’s financial position or results of operations.

     In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” The purpose of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will be required to consolidate that entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and /or receive a majority of the VIE’s expected residual returns, if they occur. New disclosure requirements are also prescribed by FIN 46. FIN 46 became effective upon its issuance. As of December 31, 2002, the Company did not have any VIE’s for which this interpretation would be applicable.

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

     The following table illustrates the changes in the restructuring accruals for the periods indicated, including the payments for severance and closures of facilities:

	Restructuring Charges

	Severance	Facilities

	(Dollars in thousands)
Accrue liabilities related to BVFMAC restructuring	$5,403	$5,079
Reversal of accruals during 2000	(1,269)	—
Payments during 2000	(1,429)	(3,466)

Balance at December 31, 2000	2,705	1,613
Accrue liabilities related to reduction in workforce	6,712	3,315
Reversal of accruals during 2001	(2,092)	(1,000)
Payments during 2001	(4,366)	(1,865)

Balance at December 31, 2001	2,959	2,063
Reversal of accruals during 2002	(144)	—
Payments during 2002	(1,401)	(828)
Transfer accruals to reserve for estimated costs of liquidation	(1,414)	(1,235)

Balance at September 30, 2002	$—	$—

     In connection with our adoption of liquidation basis accounting effective September 30, 2002, we transferred the remaining balances of our restructuring accruals to our reserve for estimated costs of liquidation.

Note 4. Regulatory Matters

     During the third quarter of 2000, we entered into formal agreements with the Office of the Comptroller of the Currency (“OCC”) and the Federal Reserve Bank of San Francisco.

     The agreement between Bay View Bank and the OCC was dated September 6, 2000. The provisions of this agreement, among other things, required that Bay View Bank’s Board of Directors adopt a new budget as well as new strategic, earnings and capital plans, which were provided to the OCC in 2001. The new strategic plan establishes objectives for Bay View Bank’s overall risk profile, earnings performance, growth, and capital adequacy. In addition, a provision of the agreement states that Bay View Bank may not declare or distribute any dividends without the prior written approval of the OCC.

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

     At December 31, 2002, Bay View Capital Corporation’s regulatory capital levels exceeded minimum regulatory capital requirements while Bay View Bank’s regulatory capital levels exceeded both the minimum regulatory requirements as well as the requirements necessary to be considered well-capitalized (See Note 15 for further discussion of our capital ratios).

Note 5. Investment Securities

     All investment securities were classified as available-for-sale at December 31, 2002 and 2001. We did not maintain a trading portfolio during 2002 and 2001. The following tables illustrate our investment securities as of the dates indicated:

At December 31, 2002

Net Realizable Value

(Dollars in thousands)
Available-for-sale:
Asset-backed securities	$6,267
Retained interests in securitizations	31,870

$38,137

	At December 31, 2001

	Amortized	Gross Unrealized		Fair
	Cost	Gains	(Losses)	Value

	(Dollars in thousands)
Available-for-sale:
Federal National Mortgage Association stock	$580	$181	$—	$761
Federal Home Loan Bank callable notes	10,000	—	(12)	9,988
Asset-backed securities	14,129	—	(33)	14,096
Trust preferred securities	48,082	—	(175)	47,907
Other investment securities	12,287	—	67	12,354
Retained interests in securitizations	13,874	—	—	13,874

	$98,952	$181	$(153)	$98,980

     The following table illustrates the expected maturities of our investment securities as of the date indicated:

At December 31, 2002

Net Realizable Value

(Dollars in thousands)
Due in one year or less	$—
Due after one year through five years	37,068
Due after five years through ten years	—
Due after ten years	1,069

Total	$38,137

     The following tables illustrate activity in our retained interests in loan and lease securitizations for the periods indicated:

	For the Year Ended December 31, 2002

						Change in
	Beginning	2002	Cash		Realized	Unrealized Gain	Ending
	Balance	Securitizations	Received	Accretion	Loss	(Loss)	Balance

	(Dollars in thousands)
Retained interests in auto loan securitizations	$9,309	$23,241	$(1,330)	$705	$—	$(55)	$31,870
Retained interests in franchise loan securitizations	4,565	—	—	382	(4,947)	—	—

Totals	$13,874	$23,241	$(1,330)	$1,087	$(4,947)	$(55)	$31,870

	For the Year Ended December 31, 2002

						Change in
	Beginning	2001	Cash		Realized	Unrealized Gain	Ending
	Balance	Securitizations	Received	Accretion	Loss	(Loss)	Balance

	(Dollars in thousands)
Retained interests in auto loan securitizations	$13,836	$—	$(4,716)	$656	$(467)	$—	$9,309
Retained interests in franchise loan securitizations	14,394	—	(507)	891	(10,213)	—	4,565

Totals	$28,230	$—	$(5,223)	$1,547	$(10,680)	$—	$13,874

     The following table illustrates the significant assumptions utilized in the valuation of retained interests as of the dates indicated:

	At December 31, 2002		At December 31, 2001

	Auto	Franchise	Auto	Franchise
	Loans	Loans	Loans	Loans

Weighted-average discount rate	15.0%	—	14.0%	18.0%
Range of projected annual credit losses	1.46%-3.03%	—	0.00%-0.50%	0.00%-5.88%
Range of projected cumulative credit losses	1.62%-3.20%	—	1.60%-3.00%	10.74%-12.33%
Prepayment speed	1.6 ABS	—	1.5 ABS	2.5 CPR

     The losses realized during the years ended December 31, 2002 and 2001 on our retained interests in loan and lease securitizations were due to other than temporary declines in the estimated values of these securities. These declines in value were primarily attributable to higher than projected credit losses resulting from deterioration in the credit quality of the underlying loans during the year.

     At December 31, 2002, the decreases in the current fair value of our retained interests in auto loan securitizations as a result of immediate 10% and 20% adverse changes in significant assumptions materially impacted by adverse changes are as follows:

At
December 31,
2002

Auto
Loans

Carrying amount/fair value of retained interests	$31,870
Decrease in fair value from 10% adverse change in discount rate	1,472
Decrease in fair value from 20% adverse change in discount rate	2,437
Decrease in fair value from 10% adverse change in projected credit losses	1,202
Decrease in fair value from 20% adverse change in projected credit losses	1,946

     During the second quarter of 2001, we transferred our remaining held-to-maturity investment securities totaling $27.9 million to available-for-sale. The mark-to-market adjustment related to the transfer, in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” was insignificant. As a result of the transfer, combined with our adoption of liquidation basis accounting effective September 30, 2002, we do not intend to hold any investment securities as held-to-maturity in the foreseeable future. In accordance with liquidation basis accounting, our investment securities will continue to be classified as available-for-sale and marked to their fair values through income as liquidation basis adjustments.

     Proceeds from the sale of investment securities classified as available-for-sale in 2002 totaled $75.5 million. Gross gains of $42,000 were recognized on these sales. Proceeds from the sale of investment securities classified as available-for-sale in 2001 was $19.8 million. A gross gain of $130,000 was realized on the sale. Additionally, we recognized a $6.5 million contingent gain related to the December 2000 sales of asset-backed securities during the first quarter of 2001. Proceeds from sales of investment securities classified as available-for-sale in 2000 were $230.0 million. Gross losses of $26.4 million were realized on these sales. There were no sales of investment securities classified as held-to-maturity during 2002, 2001 or 2000.

     In 2002, we purchased $52.9 million of asset-backed securities and $3.0 million of Federal Home Loan Bank structured notes. In 2001, we purchased $48.1 million of trust preferred securities, $19.7 million of Sallie Mae floating-rate bonds which were subsequently sold, $16.0 million of asset-backed securities, $10.0 million of Federal Home Loan Bank callable notes, $10.0 million of Freddie Mac structured notes, which were called during the fourth quarter, and $14.3 million in other investment securities.

     On September 30, 2002, we securitized and sold $453.2 million of auto loans and retained an interest in this securitization with an initial balance of $23.2 million. Additionally, we wrote-off the entire balance of $4.9 million of franchise securitization residual assets upon our adoption of liquidation basis accounting, primarily as a result of further deterioration in the franchise loans underlying the securities.

     We have used certain qualified types of investment securities as full or partial collateral for borrowings, including advances from the Federal Home Loan Bank of San Francisco. There were no pledged investment securities at December 31, 2002 and 2001.

Note 6. Mortgage-backed Securities

     We hold or have held mortgage-backed securities issued by government-chartered agencies, including Fannie Mae, Freddie Mac and the Government National Mortgage Association and by non-public financial intermediaries. The mortgage-backed securities portfolio also includes senior tranches of private-issue collateralized mortgage obligations. All mortgage-backed securities were classified as available-for-sale at December 31, 2002 and 2001. The following tables illustrate our mortgage-backed securities as of the dates indicated:

At December 31, 2002

Net Realizable Value

(Dollars in thousands)
Available-for-sale:
Fannie Mae	$18,096
Freddie Mac	13,335
Collateralized mortgage obligations	1,085

Total available-for-sale	$32,516

	At December 31, 2001

	Amortized	Gross Unrealized		Fair
	Cost	Gains	(Losses)	Value

	(Dollars in thousands)
Available-for-sale:
Fannie Mae	$89,083	$1,173	$—	$90,256
Freddie Mac	73,850	—	(180)	73,670
Government National Mortgage Association	2,837	—	(2)	2,835
Collateralized mortgage obligations	103,450	—	(20)	103,430
Issued by other financial intermediaries	8,797	—	(97)	8,700

Total available-for-sale	$278,017	$1,173	$(299)	$278,891

     During the second quarter of 2001, we transferred our remaining held-to-maturity mortgage-backed securities totaling $603.8 million to available-for-sale. In accordance with Statement No. 115, we recorded $1.5 million of unrealized losses related to the transfer. As a result of the transfer and subsequent sales of mortgage-backed securities from our held-to-maturity portfolio during the second quarter of 2001 and our adoption of liquidation basis accounting, we do not intend to hold any mortgage-backed securities as held-to-maturity in the foreseeable future. Similar to our investment securities, our mortgage-backed securities will continue to be classified as available-for-sale and marked to their net realizable value through income as liquidation basis adjustments in accordance with liquidation basis accounting.

     The weighted-average yields on mortgage-backed securities classified as available-for-sale at December 31, 2002 was 6.48%. The weighted-average yields on mortgage-backed securities classified as available-for-sale at December 31, 2001 was 5.40%. The amount of adjustable-rate mortgage-backed securities was $1.1 million at December 31, 2002 and $65.9 million at December 31, 2001. We use mortgage-backed securities as full or partial collateral for advances or other credit facilities provided by the Federal Home Loan Bank of San Francisco. The total par value of pledged mortgage-backed securities was $20.5 million at December 31, 2002 and $178.3 million at December 31, 2001.

     Proceeds from sales of mortgage-backed securities classified as available for sale during 2002 was $181.8 million. Gross gains of $1.1 million were realized on these sales. Proceeds from sales of mortgage-backed securities classified as available-for-sale during 2001 were $392.2 million. Gross gains of $13.4 million were realized on these sales. Proceeds from sales of mortgage-backed securities classified as available-for-sale during 2000 were $240.0 million. Gross gains of $2.5 million and gross losses of $2.4 million were realized on these sales. There were no sales of mortgage-backed securities classified as held-to-maturity during 2000.

     The net realizable value of mortgage-backed securities classified as available-for-sale at December 31, 2002, categorized by remaining contractual maturity, are illustrated in the following table. Expected remaining maturities of mortgage-backed securities will generally differ from contractual maturities because borrowers may have the right to prepay obligations with or without penalties.

At December 31, 2002

Net Realizable Value

(Dollars in thousands)
Due in one year or less	$43
Due after one year through five years	5,178
Due after five years through ten years	26,210
Due after ten years	1,085

Total	$32,516

Note 7. Loans and Leases

     The following table illustrates our loan and lease portfolio as of the dates indicated:

	December 31,

	2002	2001

	(Dollars in thousands)
Loans and leases receivable:
Retail platform:
Single-family mortgage loans	$—	$277,288
High loan-to-value home equity loans and lines of credit	—	12,238
Other home equity loans and lines of credit	—	132,381
Auto loans	142,357	444,607

Total retail loans	142,357	866,514
Commercial platform:
Multi-family mortgage loans	2,443	697,339
Commercial mortgage loans	7,712	289,093
Franchise loans	46,928	160,072
Asset-based loans, syndicated loans, factored receivables and commercial leases	104,362	310,070
Business loans	7,212	79,883

Total commercial loans and leases	168,657	1,536,457
Premiums and discounts and deferred fees and costs, net	—	14,215

Gross loans and leases receivable	311,014	2,417,186
Allowance for losses on loans and leases	—	(49,791)

Loans and leases receivable (1)	$311,014	$2,367,395

(1)      All loans and leases are classified as held-for-sale and stated at net realizable value at December 31, 2002. Total loans and leases at December 31, 2001 include franchise loans classified as held-for-sale totaling $40.6 million.

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

     During 2002, we completed the sale of $859.6 million of multi-family mortgage loans, $207.7 million of commercial real estate loans, $157.4 million of home equity loans, $139.4 million of single-family loans, $67.8 million of business loans, $60.6 million of franchise loans, $50.8 million of factored receivables, $21.1 million of commercial leases and $2.7 million of consumer loans. During 2001, we sold $488.2 million of franchise loans, $142.8 million of home equity loans, which included approximately $90.0 million of high loan-to-value home equity loans, and $7.0 million of commercial loans. During 2000, we sold $423.2 million of single-family mortgage loans, $244.0 million of high loan-to-value home equity loans, $120.0 million of franchise loans, $58.5 million of multi-family mortgage loans, $49.1 million of auto loans and $26.5 million of commercial equipment leases.

     We securitized and sold $453.2 million of our auto loans during 2002. We recognized a gross gain of $11.8 million on the securitization of auto loans. There were no loan securitizations in 2001. During 2000, we securitized and sold $356.6 million of auto loans and completed a $268.2 million on-balance sheet franchise loan securitization that effectively transferred these loans to investment securities. We retained servicing responsibilities and subordinated interests in all of our securitizations. The investors and the securitization trusts have no recourse to our other assets for failure of debtors to pay when due. Our retained interests are subordinate to investor’s interests. Their value is subject to credit, prepayment, and interest rate risks on the transferred financial assets. In 2000, we recognized pre-tax losses of $9.1 million related to the revaluation of our retained interests in our auto loan securitizations combined with charges associated with the exercise of the cleanup call on our 1997 auto loan securitization. No gain or loss was recognized on the on-balance sheet securitization of franchise loans.

     We serviced participating interests in mortgage and auto loans and leases that we securitized and/or sold of $514.7 million at December 31, 2002 and $351.9 million at December 31, 2001.

     Impaired loans and leases, consisting entirely of nonaccrual loans and leases, totaled $24.7 million at December 31, 2002. Impaired loans and leases totaled $87.7 million at December 31, 2001 and included $79.7 million of nonaccrual loans and leases. Interest on nonaccrual loans and leases that was not recorded in income was $5.9 million for the year ended December 31, 2002, $8.6 million for 2001 and $6.7 million for 2000. Actual interest that we recognized on these nonaccrual loans and leases was not significant in 2002, 2001 or 2000. At December 31, 2002, we had no commitments to lend additional funds to these borrowers. The average investment in impaired loans and leases was $63.2 million for the year ended December 31, 2002, $95.1 million for 2001 and $55.4 million for 2000.

     The following table includes off-balance sheet amounts related to securitized financial assets and illustrates delinquencies, net charge-offs, and components of securitized financial assets and other assets managed together with them:

			Principal Amount of
	Loans and Leases		Loans Delinquent 60
	Receivable (1)		Days or More		Net Charge-offs (2)

					For the Year Ended
	At December 31,				December 31,

	2002	2001	2002	2001	2002	2001

	(Dollars in thousands)
Mortgage loans	$10,155	$1,263,720	$817	$11,167	$—	$1,205
Home equity loans	—	144,619	—	2,006	845	5,694
Auto loans (3)(4)	629,843	659,521	970	2,068	6,871	7,177
Franchise loans and leases (3)(5)	46,928	160,072	16,064	47,825	11,237	76,685
Asset-based loans, syndicated loans, factored receivables, commercial leases and business loans	111,574	389,953	600	8,636	6,145	9,048

Total loans managed or securitized	$798,500	$2,617,885	$18,451	$71,702	$25,098	$99,809

Less:
Loans and leases securitized	487,486	214,914
Loans and leases held-for-sale	—	40,608

Loans and leases receivable	$311,014	$2,362,363

(1)	All loans and leases are classified as held-for-sale at December 31, 2002.

(2)	Excluding $4.2 million in net charge-offs related to off-balance sheet securitized auto loans for 2002, net charge-offs were through September 30, 2002. Subsequent to September 30, 2002, all charge-offs and recoveries are recorded as mark-to-market valuation adjustments in accordance with liquidation basis accounting.

(3)	Includes off-balance sheet amounts associated with securitized assets.

(4)	Includes $4.2 million and $4.9 million in net charge-offs related to off-balance sheet securitized auto loans for 2002 and 2001, respectively.

(5)	Includes $52.7 million in net charge-offs related to off-balance sheet securitized franchise loans through June 22, 2001, the effective date of the sale of BVFMAC and its related servicing platform.

     The following table illustrates our allowance for losses on loans and leases, as well as the changes thereto, as of and for the periods indicated:

	For the Nine
	Months Ended	At and For the Year Ended
	September 30,	December 31,

	2002	2001	2000

	(Dollars in thousands)
Balance at beginning of period	$49,791	$73,738	$52,161
Transfers of loans to held-for-sale	(10,658)	(53,606)	(15,210)
Charge-offs:
Mortgage	—	(1,488)	(422)
Home equity and lines of credit	(1,309)	(10,296)	(18,014)
Auto	(3,696)	(3,809)	(2,953)
Asset-based loans, syndicated loans, factored receivables and commercial leases	(6,987)	(9,397)	(4,425)
Franchise	(11,363)	(24,197)	(1,128)
Business	(416)	(2,509)	(7,926)

	(23,771)	(51,696)	(34,868)
Recoveries:
Mortgage	—	283	218
Home equity and lines of credit (1)	464	4,602	3,157
Auto	1,039	1,526	1,488
Asset-based loans, syndicated loans, factored receivables and commercial leases	1,220	2,479	1,366
Franchise	126	196	2,826
Business	38	379	—

	2,887	9,465	9,055

Net charge-offs	(20,884)	(42,231)	(25,813)
Provision for losses on loans and leases	10,700	71,890	62,600
Reallocation of allowance as mark-to-market adjustments to individual loans and leases and groups of homogeneous loans in liquidation	(28,949)	—	—

Balance at end of period	$—	$49,791	$73,738

Allowance for loan and lease losses Mortgage
Mortgage	N/A	$3,622	$4,592
Home equity and lines of credit	N/A	3,042	9,684
Franchise	N/A	20,096	32,438
Auto	N/A	4,431	2,593
Asset-based loans, factoring loans, commercial leases and business loans	N/A	13,797	12,596
Unallocated	N/A	4,803	11,835

Total	N/A	$49,791	$73,738

(1)      2001 recoveries include a $2.6 million recovery on the sale of charged-off high loan-to-value home equity loans totaling $45.0 million.

     Upon our adoption of liquidation basis accounting effective September 30, 2002, we reallocated the balance of the allowance for loan and lease losses as mark-to-market adjustments to individual loans and leases and groups of homogeneous loans in liquidation. Prior to this reallocation, an allowance for loan and lease losses was provided for all impaired loans and leases. The total allowance for loan and lease losses was $49.8 million at December 31, 2001 and $73.7 million at December 31, 2000. The portion of the total allowance for loan and lease losses that was attributable to impaired loans was $26.2 million at December 31, 2001 and $31.1 million at December 31, 2000.

     Prior to our adoption of liquidation basis accounting, we transferred loans from held-for-investment to held-for-sale resulting in a $10.7 million reduction to the allowance for loan and lease losses during the first nine months of 2002 related to the sale and payoff of multi-family mortgage, commercial real estate, auto and franchise and other commercial loans. During 2001, we transferred loans from held-for-investment to held-for-sale resulting in a $53.6 million reduction to the allowance for loan and lease losses related to mark-to-market adjustments on these loans, consisting of $48.8 million in net reductions related to franchise loans and $4.8 million related to the sale of home equity loans. During 2000, the transfer of loans from held-for-investment to held-for-sale resulted in a $15.2 million reduction to the allowance for loan and lease losses primarily related to the sale of home equity loans and the securitization and sale of auto loans.

     There were no mortgage loans pledged as collateral for Federal Home Loan Bank advances at December 31, 2002. At December 31, 2001, mortgage loans aggregating $157.9 million was pledged as collateral for advances from the Federal Home Loan Bank of San Francisco. We paid-off our Federal Home Loan Bank advances during 2002.

Note 8. Premises and Equipment

     The following table illustrates our premises and equipment as of the dates indicated:

	At December 31,

	2002 (1)	2001

	(Dollars in thousands)
Land	$—	$1,658
Buildings	—	2,998
Leasehold improvements	1,771	16,090
Furniture and equipment	11,510	32,099
Other	10	111

	13,291	52,956
Less:
Accumulated depreciation and amortization	(11,964)	(39,811)

Total	$1,327	$13,145

(1)  Stated at net realizable value at December 31, 2002.

     Depreciation and amortization expense related to premises and equipment totaled $3.1 million for the year ended December 31, 2002, $4.8 million for 2001 and $8.6 million for 2000.

Note 9. Accounting for Goodwill and Other Intangible Assets

     The following table illustrates our intangible assets as of the dates indicated:

	At December 31,

	2002	2001

	(Dollars in thousands)
Core deposit intangibles	$—	$13,849
Goodwill	—	156,296

	—	170,145
Less:
Accumulated amortization	—	(46,572)

Total	$—	$123,573

     Amortization expense for core deposit intangibles was $0.6 million for the year ended December 31, 2002, $1.3 million for 2001 and $1.9 million for 2000.

     Amortization expense for goodwill was $0.4 million for the year ended December 31, 2002, $10.0 million for 2001 and $18.9 million for 2000. This included amortization expense for BVFMAC-related goodwill of $9.6 million for the year ended December 31, 2000.

     As of January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which requires that certain goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment at least annually. As of January 1, 2002, the amortization of the existing goodwill ceased and amortization of the other identifiable assets with definite useful lives continued to be amortized.

     In accordance with Statement No. 142, the effect of this accounting change is reflected prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the prior year period is as follows:

	For the Nine Months
	Ended September 30,	For the Year Ended December 31,

	2002	2001	2000

	(Amounts in thousands, except per share amounts)
Reported net earnings (loss)	$71,661	$(101,170)	$(326,197)
Goodwill amortization, net of tax	—	9,694	17,271

Adjusted net earnings (loss)	$71,661	$(91,496)	$(308,926)

Reported net basic earnings (loss) per share	$1.14	$(1.99)	$(10.00)
Goodwill amortization	—	0.19	0.53
Adjusted net basic earnings (loss) per share	$1.14	$(1.80)	$(9.47)

Reported net diluted earnings (loss) per share	$1.13	$(1.99)	$(10.00)
Goodwill amortization	—	0.19	0.53
Adjusted net diluted earnings (loss) per share	$1.13	$(1.80)	$(9.47)

     The Company completed the second step of the goodwill impairment test as of September 30, 2002. In connection with the Company’s planned sale of the Bank’s retail banking assets to U.S. Bank, all goodwill and intangible assets from previous branch and deposit acquisitions were realized as part of the liquidation basis valuation adjustments related to the sale transaction (and were recorded as a reduction to the deposit premium). The goodwill and intangible assets realized included the unamortized balances of goodwill and core deposit intangibles, totaling $86.8 million and $4.2 million, respectively, from the EurekaBank and Luther Burbank branch acquisitions. Through our plan of liquidation and our corresponding negotiations to sell certain businesses, we were able to obtain the fair values of the Asset-based lending, Factored Receivables and Commercial leasing reporting units based on recent bids on the businesses in the form of existing sales contracts or letters of intent. As a result, the Company recorded $18.9 million in impairment charges, net of taxes, for goodwill not expected to be realized upon the disposition of these businesses. As required by the transitional provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which the Company adopted January 1, 2002, the impairment loss is measured and recorded as of the date of adoption and recognized as the cumulative effect of a change in accounting principle as of January 1, 2002.

Note 10. Deposits

     The following table illustrates our deposits as of the dates indicated:

	At December 31,

	2002	2001

	(Dollars in thousands)
Savings accounts	$—	$160,509
Checking accounts	—	608,398
Money market accounts	—	1,181,792

Total transaction accounts	—	1,950,699
Retail certificates of deposit	—	1,284,228
Brokered certificates of deposit	224,189	—

Total	$224,189	$3,234,927

     During the second quarter of 2002, we began acquiring brokered certificates of deposit to provide additional liquidity in anticipation of funding the U.S. Bank transaction. On November 1, 2002, Bay View Bank’s retail deposits totaling $3.307 billion were assumed by U.S. Bank, N.A.

     At December 31, 2002, there were no noninterest-bearing deposits. At December 31, 2001, noninterest-bearing deposits totaled $46.8 million. The aggregate amount of retail certificates of deposit individually exceeding $100,000 totaled $355.0 million at December 31, 2001.

     The following table illustrates interest expense on deposits, by deposit type, for the periods indicated:

	For the Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Savings accounts	$775	$1,637	$2,353
Checking and money market accounts	19,366	46,938	52,910
Retail and brokered certificates of deposit	31,387	87,161	121,339

Total	$51,528	$135,736	$176,602

Note 11. Other Borrowings

     On December 31, 2001, we completed a financing secured by our auto lease cash flows and recorded $136.5 million in other borrowings at an initial rate of 5.25%. Since there have been no new auto leases originated since June 2000, the contractual auto lease cash flows decrease monthly and are scheduled to conclude in December 2005. The transaction was treated as a sale for tax purposes that allowed us to capture expiring net operating loss carryforwards and partially reverse the related valuation allowance on deferred tax assets. At December 31, 2002, the balance of other borrowings related to the financing secured by our auto lease contractual cash flows was $62.0 million. The recorded effective rate of the borrowing for 2002 was 4.54%.

Note 12. Notes and Debentures

     On August 18, 1999, Bay View Bank issued $50 million in Subordinated Notes. The Subordinated Notes were unsecured obligations of Bay View Bank and were subordinated in right of payment to all existing and future senior indebtedness, as defined, of Bay View Bank. The Subordinated Notes were to mature on August 31, 2009, with a call provision at our option any time after August 31, 2002 at par. The issuance had a stated coupon of 10.00%. The all-in cost of the Subordinated Notes was 10.57%. A portion of the proceeds was dividended to Bay View Capital Corporation and used to partially finance the acquisition of FMAC. On December 9, 2002, Bay View Bank redeemed the entire $50 million of its outstanding Subordinated Notes. Interest expense on the Subordinated Notes was $4.9 million for the year ended December 31, 2002 and $5.3 million for each of the years ended December 31, 2001 and 2000. Prior to its redemption, these Subordinated Notes qualified as Tier 2 capital for both Bay View Bank and Bay View Capital Corporation regulatory capital purposes, subject to certain limitations

     On August 28, 1997, Bay View Capital Corporation issued $100 million in Subordinated Notes registered under the Securities Act of 1933, as amended. The Subordinated Notes were unsecured obligations of Bay View Capital Corporation and were subordinated in right of payment to all existing and future senior indebtedness, as defined, of Bay View Capital Corporation. The Subordinated Notes were to mature on August 15, 2007, with a call provision effective on or after August 15, 2002 or, at any time upon a change of control or the occurrence of certain other events, at our option, at various premiums through August 15, 2005 and at par thereafter. The issuance had a stated coupon of 9.125% and was issued at a discount to yield of 9.225%. The all-in cost of the Subordinated Notes was 9.62%. A portion of the proceeds was used to partially finance the acquisition of America First Eureka Holdings, Inc. which we acquired in January 1998. On November 29, 2002, Bay View Capital Corporation prepaid the entire $100 million of its outstanding Subordinated Notes at a premium of 4.563%. Interest expense on the Subordinated Notes was $8.6 million for the year ended December 31, 2002 and $9.6 million for each of the years ended December 31, 2001 and 2000. Prior to its redemption, these Subordinated Notes qualified as Tier 2 capital for Bay View Capital Corporation regulatory capital purposes, subject to certain limitations.

Note 13. Capital Securities

     On December 21, 1998, we issued $90 million in Capital Securities through Bay View Capital I, sometimes referred to as the “Trust.” The Capital Securities pay quarterly cumulative cash distributions at an annual rate of 9.76% of the liquidation value of $25 per share. The Capital Securities represent undivided beneficial interests in the Trust. We own all of the issued and outstanding common securities of the Trust. Proceeds from the offering and from the issuance of common securities were invested by the Trust in our 9.76% Junior Subordinated Deferrable Interest Debentures, sometimes referred to as the Junior Debentures, due December 31, 2028 with an aggregate principal amount of $92.8 million. The primary asset of the Trust is the Junior Debentures. The obligations of the Trust with respect to the Capital Securities are fully and unconditionally guaranteed by us to the extent provided in the Guarantee Agreement with respect to the Capital Securities. We used a portion of the proceeds to repay our $50 million Senior Debentures upon their maturity on June 1, 1999 and the balance for general corporate purposes. The all-in cost of the Capital Securities was 9.95%. The Capital Securities have the added benefit of qualifying as Tier 1 capital for regulatory capital purposes.

     In September of 2000, we entered into an agreement with the FRB which requires that we obtain their approval prior to disbursing any dividends associated with our Capital Securities (see Note 4). Beginning with the third quarter of 2000, we began deferring distributions of the quarterly dividends in accordance with the terms of the Capital Securities. During this deferral period, distributions to which holders are entitled will continue to accrue at an annual rate of 9.76% of the liquidation amount of $25 per Capital Security, plus accumulated additional distributions at the same rate, compounded quarterly, on any unpaid distributions (to the extent permitted by law). Holders of the Capital Securities at the time the distribution of dividends is resumed will receive the cumulative deferred distributions plus the cumulative interest thereon.

     At a meeting held on October 3, 2002, holders of the Capital Securities of Bay View Capital I approved a waiver of those provisions of the legal instruments governing the Capital Securities and the Company’s 9.76% Junior Subordinated Deferrable Interest Debentures that would, absent the waiver, prevent the Company from disposing of all of its assets pursuant to its Plan. Capital Securities holders also approved the amendment of certain provisions of the legal instruments governing the Capital Securities and the Junior Debentures that would allow early redemption of the Capital Securities at the option of each holder of the Capital Securities.

     In December of 2002, we received approval from the FRB to pay the cumulative distributions on our Capital Securities. On December 31, 2002, we paid the cumulative deferred distributions, interest on the deferred distributions and the current quarterly distribution. The total amount paid per share as of December 31, 2002 was $6.10 for the 10 quarterly distributions plus $0.715 in accrued interest. Although we intend to pay out future distributions as scheduled, we continue to be subject to a formal agreement with the FRB and, accordingly, future distributions will remain subject to their prior approval. Dividend expense on the Capital Securities was $10.6 million for the year ended December 31, 2002, $9.8 million for 2001 and $9.0 million for 2000.

Note 14. Income Taxes

     The following table illustrates our consolidated income tax expense (benefit) for the periods indicated:

	For the Year Ended December 31, 2002

	Federal	State	Total

	(Dollars in thousands)
Current provision	$—	$15,579	$15,579
Deferred provision	147,926	11,099	159,025

Total income tax expense (benefit)	$147,926	$26,678	$174,604

	For the Year Ended December 31, 2001

	(Dollars in thousands)
Current provision	$—	$1,130	$1,130
Deferred provision	(68,118)	(18,878)	(86,996)

Total income tax expense (benefit)	$(68,118)	$(17,748)	$(85,866)

	For the Year Ended December 31, 2000

	(Dollars in thousands)
-
Current provision	$5,200	$35	$5,235
Deferred provision	(41,997)	(19,048)	(61,045)

Total income tax expense (benefit)	$(36,797)	$(19,013)	$(55,810)

     The following table illustrates the reconciliation between the federal statutory income tax rate and the effective income tax rate for the periods indicated. The table reflects the inclusion of dividends on Capital Securities in the determination of income (loss) before income tax expense (benefit):

	For the Year Ended December 31,

	2002	2001	2000

Federal statutory income tax rate	35.0%	35.0%	35.0%
Amortization and disposition of nondeductible goodwill	15.2	(1.6)	(15.3)
Valuation allowance	8.9	13.9	(6.8)
State income tax rate, net of federal tax benefit	11.0	7.0	3.2
Sale of BVFMAC	—	(4.3)	—
Nondeductible compensation	2.0	—	—
Expiration of tax operating loss carryforward	—	(1.6)	—
Other, net	—	(2.5)	(1.5)

Effective income tax rate	72.1%	45.9%	14.6%

     Net assets in liquidation or stockholders’ equity were credited with a tax benefit associated with the exercise of stock options of $194,000 for the year ended December 31, 2002, $0 for 2001, and $3,000 for 2000.

     The following table illustrates the components of net deferred tax assets as of the dates indicated:

	At December 31,

	2002	2001

	(Dollars in thousands)
Deferred tax assets:
Net operating loss carryforwards	$13,834	$76,099
Auto lease receivable financing	21,689	56,429
Provision for losses on loans and leases	18,902	32,845
Mark-to-market adjustment, net	4,317	36,539
Other accrued expenses not deducted for tax purposes	6,694	4,373
Intangible assets	—	2,226
Alternative minimum tax credit carryforwards	3,603	4,161
Securitizations	7,684	17,994
Other	1,150	3,378

Gross deferred tax assets	77,873	234,044
Valuation allowance	21,495	—

Net deferred tax asset	56,378	234,044
Deferred tax liabilities:
Tax depreciation in excess of book depreciation	(38,662)	(48,753)
Deferred gain on disposition of BVAC	(10,190)	—
Federal Home Loan Bank of San Francisco stock dividends	(1,374)	(3,101)
Loan fees	—	(2,301)
Excess over base year reserves	—	(1,253)
Real estate partnership investments	(218)	(230)
Loan premiums	—	(26)
Unrealized gain on securities available-for-sale	—	(349)
Other	—	(6,014)

Gross deferred tax liabilities	(50,444)	(62,027)

Net deferred tax asset	$5,934	$172,017

     The Company recorded an income tax expense of $176.9 million for the year ended December 31, 2002, as compared to an income tax benefit of $85.9 million for 2001 and a benefit of $55.8 million for 2000. The Company also recorded a deferred tax benefit of $2.3 million on the cumulative effect of change in accounting principle, which is presented net of this tax benefit. As a result of the Company’s Plan, income tax expense includes the effect of establishing a valuation allowance of $21.5 million on the realizability of deferred tax assets in years after 2002. The realizability of deferred tax assets and the related valuation allowance are based on total projected future income through the final liquidation of the Company.

     The Company’s effective tax rate was 72.1% for 2002 as compared to 45.9% for 2001 and 14.6% for 2000. Our 2002 effective rate differs from the 35.0% federal statutory tax rate primarily due to state income taxes, the valuation allowance on deferred tax assets, amortization and disposition of nondeductible goodwill and nondeductible compensation associated with the Company’s Plan.

     During 2000, the Company recorded a $26.0 million valuation allowance against its gross deferred tax assets primarily relating to approximately $48.6 million in federal net operating loss carryforwards that were expiring in 2001 as the Company did not expect to be able to fully utilize these amounts prior to their expiration date. In May 2001, the Company raised $137.5 million of additional capital which enabled the Company to implement a new strategic plan, including the disposition of non-core and higher-risk assets. As a result of these actions, the Company’s ability to generate future taxable income was more predictable. During 2001, the Company also executed certain transactions that resulted in significant amounts of taxable income. These transactions included the sale of the BVFMAC legal entity which generated significant taxable income related to previously deferred gains in the franchise securitization trusts. The Company also executed a financing secured by the contractual cash flows of our auto operating lease portfolio that was treated as a sale for income tax purposes and generated $136.5 million in taxable income. Primarily as a result of these transactions, the Company generated sufficient taxable income during the year to be able to utilize the majority of its net operating loss carryforwards expiring in 2001. In addition, the Company identified tax-planning strategies which included the sale of certain assets obtained in connection with a previous purchase business combination with significant built-in gains for tax purposes which would be triggered in the event of a sale. Such a transaction would not only generate significant levels of taxable income, but would also increase the limitation on the utilization of the net operating loss carryforward acquired in connection with a previous purchase business combination. As a result, the Company eliminated the $26.0 million valuation allowance against its gross deferred tax assets during 2001. During 2002, the Company realized approximately $138.0 million of its net deferred tax assets primarily as a result of the Company’s sale of its retail banking assets to U.S. Bank and other asset sales transactions.

     The tax benefit for the year ended December 31, 2000 included approximately $5.2 million in expense to establish a liability for the recapture of bad debt reserves that arose in the tax years which began prior to January 1, 1988, for which a deferred tax liability had not been established. At December 31, 2000, there was no remaining unrecognized deferred tax liability for these reserves.

     At December 31, 2002, the federal net operating loss carryforwards were $39.5 million. They will expire in 2019 and 2020. We have federal alternative minimum tax credits of $3.6 million. These credits can be carried forward indefinitely to reduce future regular tax.

     Effective for the 2002 tax year, California tax law suspended deductions for net operating loss carryforwards. As a result, the 2002 current state tax provision has no utilization of California net operating loss carryforwards. In future periods after 2002, the Company does not expect to realize any benefit from California net operating loss carryforwards.

Note 15. Regulatory Capital Requirements

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

     As of December 31, 2002, the most recent notification from the Federal Deposit Insurance Corporation categorized Bay View Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed Bay View Bank’s category.

     At December 31, 2002, Bay View Bank’s regulatory capital levels exceeded both the minimum requirements as well as the requirements necessary to be considered well-capitalized as illustrated in the following table:

			Minimum		Well-Capitalized
	Actual		Requirement		Requirement

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Tier 1 leverage	$499,891	21.25%	$94,114	4.00%	$117,643	5.00%
Tier 1 risk-based	$499,891	71.24%	$28,068	4.00%	$42,102	6.00%
Total risk-based	$499,891	71.24%	$56,136	8.00%	$70,170	10.00%

     On December 9, 2002, Bay View Bank redeemed the entire $50 million of its outstanding Subordinated Notes which, prior to its redemption, qualified as Tier 2 capital for both Bay View Bank and Bay View Capital Corporation regulatory capital purposes, subject to certain limitations.

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

     At December 31, 2002, Bay View Capital Corporation’s regulatory capital levels exceeded the minimum regulatory requirements as illustrated in the following table:

			Minimum
	Actual		Requirement

	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Tier 1 leverage	$500,055	20.96%	$95,440	4.00%
Tier 1 risk-based	$500,055	67.47%	$29,644	4.00%
Total risk-based	$500,055	67.47%	$59,288	8.00%

     On November 29, 2002, Bay View Capital Corporation prepaid the entire $100 million of its outstanding Subordinated Notes which, prior to its redemption, qualified as Tier 2 capital for Bay View Capital Corporation regulatory capital purposes, subject to certain limitations.

     The Office of the Comptroller of the Currency has adopted rules incorporating an interest rate risk component of the capital adequacy guidelines for institutions with a greater than “normal” level of interest rate risk exposure, as defined. As of December 31, 2002, Bay View Bank was not subject to an interest rate risk component for capital measurement purposes.

     Management believes, as of December 31, 2002, that Bay View Capital Corporation and Bay View Bank met all capital adequacy requirements to which they are subject.

     Bay View Capital Corporation’s principal source of funds on an unconsolidated basis has historically been dividends from our wholly owned subsidiaries, including Bay View Bank. Dividends declared by Bay View Bank to Bay View Capital Corporation totaled $135.9 million in 2002. The dividends allowed Bay View Capital Corporation to prepay its outstanding Subordinated Notes and pay the cumulative deferred distributions, interest on the deferred distributions and the current quarterly distribution on its Capital Securities. There were no dividends declared by Bay View Bank to Bay View Capital Corporation during 2001. Dividends declared by Bay View Bank to Bay View Capital Corporation was $69.6 million in 2000. There are various statutory and regulatory restrictions on the extent to which Bay View Bank may pay dividends to, make investments in or loans to, or otherwise supply funds to Bay View Capital Corporation. As a national bank, Bay View Bank may pay dividends in any one calendar year equal to its net earnings in that calendar year plus net earnings for the previous two calendar years, less any dividends paid during this three-year period. As discussed in Note 4, during the third quarter of 2000, we entered into formal agreements with the OCC and the Federal Reserve Bank of San Francisco. These agreements, among other things, require prior approval for Bay View Bank to pay dividends to Bay View Capital Corporation and also require approval to pay dividends on our common stock and our Capital Securities.

     In May 2001, we completed a rights offering and a concurrent offering to standby purchasers that generated aggregate gross proceeds of $137.5 million. The offering provided us with additional capital which we used to implement a new strategic plan that included exiting businesses inconsistent with a California-focused bank and included assumptions related to the liquidation of our remaining franchise-related assets and operations and our remaining high loan-to-value home equity loans. Our results for 2001 included specific charges consistent with the new strategic plan consisting of $70.1 million in pre-tax charges associated with the revaluation of franchise-related assets, $59.5 million of provision for loan and lease losses related to franchise loans, $10.5 million in net losses on sales of assets, $8.2 million in FHLB prepayment penalties related to our strategy to reduce high-cost borrowings and $6.9 million in restructuring charges primarily related to the reduction in our workforce.

     As a national bank, effective March 1, 1999, Bay View Bank is required to hold stock in the Federal Reserve Bank totaling 3.0% of its capital stock and surplus. Bay View Bank records its investment in Federal Reserve Bank stock at cost (par value). Bay View Bank held $13.7 million in Federal Reserve Bank stock at December 31, 2002.

Note 16. Stock Repurchase Program

     In August 1998, our Board of Directors authorized the repurchase of up to $50 million in shares of our common stock. We did not repurchase shares of our common stock in 2002, 2001 and 2000. At December 31, 2002, we had approximately $17.6 million in remaining authorization available for future share repurchases. Pursuant to our agreement with the Federal Reserve Bank of San Francisco, we must obtain prior written approval before repurchasing shares.

Note 17. Stock Options

     As of December 31, 2002, we had five employee stock option plans and three non-employee director stock option plans. The employee stock option plans were as follows: the “Amended and Restated 1986 Stock Option and Incentive Plan,” the “Amended and Restated 1995 Stock Option and Incentive Plan,” the “1998-2000 Performance Stock Plan,” the “1999 FMAC Stock Option, Deferred Stock and Restricted Stock Plan,” and the “2001 Stock Option and Incentive Plan,” which authorize the issuance of 1,759,430, 2,500,000, 400,000, 270,576 and 3,200,000 shares of common stock, respectively. The non-employee director stock option plans were as follows: the “Amended and Restated 1989 Non-Employee Director Stock Option and Incentive Plan,” the “1998 Non-Employee Director Stock Option and Incentive Plan,” and the “2001 Non-Employee Director Stock Option Plan,” which authorize the issuance of up to 550,000, 200,000, and 500,000 shares of common stock, respectively. Excluding options for 3,477,000 shares granted in 2001 which were issued with exercise prices below the then current market value, the exercise price for the purchase of shares subject to a stock option at the date of grant generally may not be less than 100% of the market value of the shares covered by the option on that date. Options generally vest over periods ranging from 6 months to 3 years and expire over periods ranging from 6 years to 13 years.

     Our stock options generally cancel automatically 90 days after termination of employment and, notwithstanding any other provisions of our stock option plans, all outstanding stock options will automatically cancel on the final record date. A substantial number of our employees have terminated their employment with us to become employees of U.S. Bank and a number of other employees have been terminated or will be terminated as part of our downsizing and cost control program. To prevent our terminated employees from losing the value in their stock options as a result of the termination of their employment and to motivate our remaining employees throughout the dissolution process, our Board of Directors has amended our stock option plans, to the extent necessary, to permit the exercise of the options on a net issuance basis. This right will entitle the holder to elect to receive from us, in exchange for the shares subject to the stock option, that number of shares of our common stock that has a value equal to the total amount by which the market price of the shares on the date the option is exercised exceeds the total exercise price of the shares subject to the option.

     All of our stock option plans define a change in control as including a sale of all or substantially all of our assets, and all of our stock option plans provide for the automatic acceleration of the exercisability of stock options in the event of a change in control with the exception of our 2001 Stock Option and Incentive Plan (the “2001 Plan”). The 2001 Plan provides for the acceleration of the exercisability of stock options in such circumstances as the stock option committee of our Board of Directors determines to be appropriate. On August 6, 2002, our stock option committee determined that the consummation of the sale of the Bank’s retail banking assets constitutes a change in control for purposes of the 2001 Plan and recommended to the Board of Directors the acceleration of the exercisability of the stock options under the 2001 Plan in order that all of our option holders would be treated equally. On October 3, 2002, the Board of Directors authorized such acceleration as of that date. As of December 31, 2002, the acceleration of the exercisability of stock options resulting from the change in control for all other plans had an insignificant impact on our financial statements.

     During 2001, we recognized a total of $5.2 million in expenses related to the issuance of 3,477,000 of stock options with below market exercise prices. During the quarter ended September 30, 2002, we amortized the remaining balance of $2.0 million of the deferred expense related to the issuance of stock options with below market strike prices as part of our liquidation basis valuation adjustments.

     The following table illustrates the stock options available for grant as of December 31, 2002:

	Employee Stock Option	Non-Employee Director Stock
	and Incentive Plans	Option and Incentive Plans	Total

Shares reserved for issuance	8,130,006	1,250,000	9,380,006
Granted	(9,239,892)	(1,137,000)	(10,376,892)
Forfeited	2,705,759	152,000	2,857,759
Expired	(418,688)	(102,000)	(520,688)

Total available for grant	1,177,185	163,000	1,340,185

     At December 31, 2002, we had outstanding options under the plans with expiration dates ranging from the year 2003 through 2014, as illustrated in the following table:

	Number of	Exercise Price	Weighted-Average
	Option Shares	Range	Exercise Price

Outstanding at December 31, 1999	2,907,776	$7.88-34.41	$17.49
Granted	823,250	5.41-10.03	7.53
Exercised	(6,000)	7.88-7.88	7.88
Forfeited	(903,536)	7.53-32.56	14.88

Outstanding at December 31, 2000	2,821,490	$5.41-34.41	$15.43
Granted	3,744,000	4.59-7.70	4.78
Exercised	(20,334)	4.59	4.59
Forfeited	(267,359)	5.41-34.41	13.21

Outstanding at December 31, 2001	6,277,797	$4.59-34.41	$9.21
Granted	38,000	6.64-6.84	6.82
Exercised	(350,252)	4.59-5.41	4.69
Forfeited	(764,441)	4.59-34.41	13.98

Outstanding at December 31, 2002	5,201,104	$4.59-34.41	$8.80

Exercisable at December 31, 2000	1,681,167	$5.41-34.41	$18.11

Exercisable at December 31, 2001	3,546,331	$4.59-34.41	$12.01

Exercisable at December 31, 2002	5,201,104	$4.59-34.41	$8.80

     The following table illustrates information about stock options outstanding at December 31, 2002:

	Outstanding			Exercisable

		Weighted-
Range of	Number of	Average	Weighted-	Number of	Weighted-
Exercise	Options	Remaining	Average	Options	Average
Prices	Outstanding	Life (in years)	Exercise Price	Exercisable	Exercise Price

$4.59-4.59	3,108,332	8.49	$4.59	3,108,332	$4.59
5.41-8.56	571,000	9.20	6.72	571,000	6.72
9.09-13.97	590,772	4.38	11.60	590,772	11.60
15.63-23.63	524,500	4.69	17.90	524,500	17.90
24.13-31.25	317,500	4.53	27.07	317,500	27.07
31.56-31.56	63,000	5.49	31.56	63,000	31.56
31.63-31.63	7,000	5.41	31.63	7,000	31.63
31.69-31.69	11,500	5.06	31.69	11,500	31.69
32.69-32.69	5,000	5.15	32.69	5,000	32.69
34.41-34.41	2,500	4.95	34.41	2,500	34.41

$4.59-34.41	5,201,104	7.42	$8.80	5,201,104	$8.80

Statement of Financial Accounting Standards No. 123 Pro Forma Disclosure

     We adopted Statement No. 123 effective January 1, 1996, but continue to account for employee and director stock-based compensation plans under the intrinsic value method prescribed by APB 25. Statement No. 123 requires that stock-based compensation to parties other than employees and directors be accounted for under the fair value method. Accordingly, no compensation cost has been recognized for our stock option awards to employees and directors in 2002, 2001 and 2000, except as discussed above. The weighted-average fair value of options granted to employees and directors was $2.31, $3.85 and $2.21 per share in 2002, 2001 and 2000, respectively. See Note 2 for a pro forma presentation of our net assets in liquidation and net assets in liquidation per share and our net income (loss) and earnings (loss) per share had compensation cost related to our stock option awards been determined under the fair value method.

     The fair value of options granted was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,

	2002	2001	2000

Dividend yield	—%	—%	3.42%
Expected volatility of our common stock	37%	36%	35%
Expected risk-free interest rate (1)	2.73%	4.30%	4.98%
Expected life of options in years	4.60	4.84	5.44

(1)	The expected risk-free interest rate was calculated using a term commensurate with the expected life of the options.

Note 18. Employee Benefit Plans

     We have a 401(k) thrift plan under which an employee with three or more months of service may contribute from 2% to 15% of base salary to the plan. The amount of base salary deferred is not subject to federal or state income taxes at the time of deferral. After one year of service, we will match an employee’s contribution up to 100% of the first 6% of the employee’s base salary, depending on the employee’s length of service. Our contribution was $1.9 million for year ended December 31, 2002, $2.6 million for 2001 and $3.4 million for 2000.

     Effective December 31, 1995, we modified our non-qualified defined benefit retirement plan for non-employee members of our Board of Directors and terminated our non-qualified supplemental retirement plan for executive officers. As of December 31, 2002, we had a $701,000 liability to certain non-employee members of our Board of Directors payable in 42,347 shares of our common stock in satisfaction of the non-qualified defined benefit retirement plan liability. Such shares were repurchased in the market and are held in treasury and restricted as to re-issuance until paid out. The liability is included in additional paid-in capital. As of December 31, 2002, we had a $2.9 million liability to certain current and retired executive officers (relating to the remaining benefits owed pursuant to the terminated non-qualified supplemental retirement and health care benefits for executive officers) recorded as other liabilities. In addition, we had a $1.3 million liability to certain retired employees, officers and directors as of December 31, 2002 related to post-retirement health care benefits.

     We have an Employee Stock Ownership Plan, sometimes referred to as the ESOP, covering all regular full-time and part-time employees who have completed one year of service. ESOP plan participants become 100% vested in their allocated balances upon the completion of three years of service. In 1989, we borrowed $6.0 million from a financial institution and in turn lent it to the ESOP to purchase shares of our common stock in the open market. The ESOP held 361,818 shares of our common stock at December 31, 2002 and 420,718 shares at December 31, 2001. All shares of common stock held by the ESOP are treated as outstanding shares in calculating net assets in liquidation per share. Prior to our adoption of liquidation basis accounting, all shares of common stock held by the ESOP were treated as outstanding shares in both our basic and diluted earnings per share computations. During the first quarter of 2002, the ESOP paid-off the remaining outstanding balance on its debt totaling $1.1 million. The interest rate we paid on the ESOP debt was based on 90% of the prime rate. The ESOP incurred interest expense on its debt totaling $7,000 for the year ended December 31, 2002, $72,000 for 2001 and $151,000 for 2000. We recorded ESOP-related interest expense of $3,000 for the year ended December 31, 2002, $72,000 for 2001 and $115,000 for 2000. We recorded ESOP-related compensation expense of $0.5 million for the year ended December 31, 2002, $1.2 million for 2001 and $1.6 million for 2000. We make periodic contributions to the ESOP primarily to enable the ESOP to pay principal, interest expense and administrative costs not covered by cash dividends received by the ESOP on its unallocated shares of our common stock. We made contributions to the ESOP on a cash basis totaling $1.1 million for 2002, $1.3 million for 2001 and $1.2 million for 2000. On August 6, 2002, our Board of Directors voted to terminate the ESOP effective October 31, 2002. All non-vested participants with an account balance as of October 1, 2002 became fully vested as of that date.

     We assumed the liability associated with a qualified, noncontributory defined benefit retirement plan in conjunction with our acquisition of America First Eureka Holdings (“AFEH”) covering substantially all of AFEH’s former employees. AFEH had previously frozen the benefits provided under the plan effective January 1, 1994. Prior to that date, the benefits were based on the average of each eligible employee’s highest five consecutive annual salaries in the ten years preceding age 65, or the employee’s termination date, if earlier. Due to the plan’s frozen status, no additional benefits were accrued in the plan after January 1, 1994. All plan participants became fully vested in their accrued benefits on this date. At December 31, 2002, plan assets consisted primarily of a well-diversified portfolio of equities and fixed-income securities. It is our policy to fund the minimum amount required. On July 22, 2002, our Board of Directors voted to terminate the plan effective September 30, 2002 and to distribute the assets to participants as soon as reasonably practicable.

     The following table illustrates the change in the AFEH plan’s projected benefit obligation for periods indicated:

	For the Year Ended December 31,

	2002	2001

	(Dollars in thousands)
Projected benefit obligation at beginning of year	$5,201	$5,662
Interest cost	359	388
Actuarial (gain) loss	1,440	(353)
Benefits paid	(3,148)	(496)

Projected benefit obligation at end of year	$3,852	$5,201

     The following table illustrates the change in the plan assets for the periods indicated:

	For the Year Ended December 31,

	2002	2001

	(Dollars in thousands)
Plan assets at beginning of year	$4,430	$5,460
Actual return on plan assets	(292)	(534)
Employer contribution	2,140	—
Benefits paid	(3,148)	(496)

Plan assets at end of year	$3,130	$4,430

     The following table illustrates the plan’s funded status and amounts recognized in our consolidated statement of net assets or financial condition (as applicable) for the periods indicated:

	For the Year Ended December 31,

	2002	2001

	(Dollars in thousands)
Fair value of plan assets	$3,130	$4,430
Projected benefit obligation	3,852	5,201

Plan assets less than projected benefit obligation	(722)	(771)
Unrecognized loss from past experience different than originally assumed and from effects of changes in assumptions	1,540	500
Recognition of previously unrecognized loss upon termination of the plan	(1,540)	—
Minimum pension liability adjustment	—	(500)

Total accrued benefit liability	$(722)	$(771)

Weighted-average discount rate	5.00%	7.25%

Expected long-term rate of return on assets	1.50%	8.00%

     The following table illustrates components of net periodic pension benefit for the periods indicated:

	For the Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Interest cost on projected benefit obligation	$358	$388	$384
Assumed return on plan assets	(337)	(417)	(446)
Net amortization of unrecognized gain	—	—	(29)

Net periodic pension benefit	$21	$(29)	$(91)

Note 19. Risk Management Instruments

     With the adoption of liquidation basis accounting on September 30, 2002 and the substantial reduction of our balance sheet, we are not currently entering into new risk management instruments to hedge against our exposure to interest rate fluctuations.

     Prior to the adoption of liquidation basis accounting, we used risk management instruments to modify interest rate characteristics of certain assets or liabilities to hedge against our exposure to interest rate fluctuations, reducing the effects these fluctuations might have on associated cash flows or values. These risk management instruments, also referred to as derivative instruments include interest rate option contracts, commonly referred to as “caps”. Derivative financial instruments involve, to varying degrees, elements of credit risk. Credit risk is defined as the possibility of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract.

     Upon adoption of Statement No. 133 in 2000 as discussed in Note 2, our risk management instruments are being carried at fair value, with changes in such fair value charged or credited to earnings.

Interest Rate Caps

     At December 31, 2002 and 2001, we had interest rate caps with notional amounts totaling $100.0 million and $180.0 million, respectively. Our interest rate caps had cap rates at 7.00% and a cap index based on the three-month LIBOR rate. These interest rate caps are used to limit our exposure to rising interest rates on our liabilities. There was no interest expense related to our interest rate caps during 2002 and 2001. Interest expense associated with the interest rate caps totaled $380,000 for the year ended December 31, 2000. In addition, we recognized a transition adjustment, a $1.5 million loss, during the fourth quarter of 2000 to record these interest rate caps at their fair value in connection with adopting Statement No. 133. These caps were reported at their fair value of $0 and $5,000 December 31, 2002 and 2001, respectively. Changes in fair value of our interest rate caps are reported as gains or losses and are charged to earnings when incurred.

Note 20. Commitments and Contingencies

Premises

     At December 31, 2002, we occupied a total of 18 offices plus our administrative corporate office under operating lease agreements expiring at various dates through the year 2012. In most instances, these lease arrangements include options to renew or extend the lease at market rates. We also own leasehold improvements, furniture and equipment at our offices, all of which are used in our business activities.

     The Bank is a party to lease agreements for seven former BVFMAC offices, all of which were subleased at December 31, 2002. Rental expense was $9.1 million for the year ended December 31, 2002, $10.7 million for 2001 and $12.5 million for 2000. Sublease rental income totaled $567,000 for the year ended December 31, 2002, $490,000 for 2001 and $632,000 for 2000.

     Future minimum payments under noncancellable lease obligations are summarized below. These payments exclude approximately $5.6 million in sublease rental income from existing sublease rental arrangements through the year 2008.

Operating Lease
Payments

(Dollars in thousands)
2003	$5,378
2004	2,904
2005	2,544
2006	2,196
2007	2,222
Thereafter	8,533

$23,777

Loans

     At December 31, 2002, we had outstanding commitments to originate $76.6 million in commercial loans and letters of credit and $3.1 million in construction loans. At December 31, 2001, we had outstanding commitments to originate $192.4 million in consumer loans, $52.5 million in commercial loans and letters of credit, $42.4 million in mortgage loans and $5.4 million in construction loans. We had outstanding recourse and subordination contingencies relating to $15.6 million of securitized and/or sold loans at December 31, 2002 and $25.7 million at December 31, 2001 (see Note 7).

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

     The settlement resulted in a $13.1 million pre-tax charge to earnings recorded in the second quarter of 2002 and the removal of approximately $12 million of non-performing loans from the Company’s consolidated balance sheet.

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

     At December 31, 2002, all of our financial instruments are carried at net realizable value on our consolidated financial statements in accordance with liquidation basis accounting. As such, all financial instruments are carried at fair value at December 31, 2002.

     At December 31, 2001, we determined the estimated fair value amounts by using market information and valuation methodologies that we considered appropriate. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize or have realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For all of these reasons, the aggregation of the fair values presented herein does not represent, and should not be construed to represent, our underlying value.

     The following methods and assumptions have been used to estimate the fair value of each class of financial instrument for which it was practicable to estimate the value:

     Cash and cash equivalents: This category includes cash and deposits due from depository institutions, federal funds sold and commercial paper. The cash equivalents were readily convertible to known amounts of cash or are so near their maturity that they present insignificant risk of changes in value. For these short-term financial instruments, the carrying amount was a reasonable estimate of fair value.

     Securities: The fair values of investment securities and mortgage-backed securities were based on published market prices or quotes obtained from independent registered securities brokers. The fair values of retained interests in loan and lease securitizations were estimated by discounting future cash flows using a discount rate commensurate with the risks involved.

     Loans and leases: The fair value of fixed-rate and variable-rate loans and leases was based on prices for similar loans and leases in the secondary whole loan or securitization markets or, absent this information, estimated by discounting contractual cash flows using discount rates that reflect our current pricing for loans and leases with similar credit ratings and for the same remaining maturities. Prepayment estimates were based on historical experience and published data for similar loans and leases.

     Investments in stock of the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank: The carrying amounts of the investments in stock of the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank were used as a reasonable estimate of fair value.

     Other Assets: This category represents an investment whereby the Company is entitled to receive contractual cash flows through 2013. The carrying amount of this asset, which is included in other assets, was used as a reasonable estimate of fair value.

     Deposits: The fair value of transaction accounts with no stated maturity, such as savings accounts, checking accounts and money market accounts is equal to the amount payable on demand at the reporting date and is assumed to equal the carrying amount. The fair value of certificates of deposit was estimated using the rates offered for certificates of deposit with similar remaining maturities. The fair value of deposits does not include the benefit that results from the lower-cost funding provided by our deposits as compared to the cost of borrowing funds in the market.

     Debt and other borrowings: Rates available to us for debt and other borrowings with similar terms and remaining maturities were used to estimate the fair value of existing debt, including our Subordinated Notes, other borrowings and Capital Securities. For short-term borrowings, the carrying amount was a reasonable estimate of fair value.

     Interest rate caps: The fair value of these derivative instruments was the estimated amount that we would receive or pay to terminate the contracts at the reporting date, taking into account current interest rates.

     Off-balance sheet commitments: We have not estimated the fair value of off-balance sheet commitments to extend credit. Because of the uncertainty in attempting to assess the likelihood and timing of a commitment being drawn upon, coupled with the lack of an established market for these financial instruments, we do not believe it was meaningful or practicable to provide an estimate of fair value.

     Limitations: The fair value estimates presented herein were based on pertinent information available to us as of December 31, 2001. Although we are not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

     The following table illustrates the estimated fair values of our financial instruments as of the date indicated:

	At December 31, 2001

		Estimated
		Net
	Carrying	Realizable
	Amount	Value

	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$521,388	$521,388
Investment securities	98,980	98,980
Mortgage-backed securities	278,891	278,891
Loans and leases, net	2,367,395	2,360,614
Investment in stock of the FHLBSF and FRB	36,023	36,023
Other assets	10,854	10,854
Interest rate caps	5	5
Financial liabilities:
Transaction accounts	1,950,699	1,950,699
Certificates of deposit	1,284,228	1,294,707
Other borrowings	137,532	137,532
Subordinated Notes	149,632	146,135
Capital Securities	90,000	90,000

Note 22. Parent Company Financial Information

     Similar to the presentation of our consolidated financial statements, our parent company financial statements as of and for the quarter ended December 31, 2002 have been prepared under the liquidation basis of accounting. For reporting periods prior to September 30, 2002, our parent company financial statements are presented on a going concern basis of accounting. The following tables illustrate the parent company’s (1) Condensed Statement of Net Assets (Liquidation Basis) as of December 31, 2002 and Condensed Statement of Financial Condition (Going Concern Basis) as of December 31, 2001, (2) Statement of Changes in Net Assets in Liquidation for the three-month period ended December 31, 2002, (3) Condensed Statements of Operations for the nine-month periods ended September 30, 2002 (Liquidation Basis) and the years ended December 31, 2001 and 2000 (Going Concern Basis) and (4) Condensed Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000:

Condensed Statement of Net Assets (Liquidation Basis) as of December 31, 2002 and
Condensed Statement of Financial Condition (Going Concern Basis) as of December 31, 2001

	At December 31,

	2002	2001

	Liquidation	Going Concern
	Basis	Basis

	(Dollars in thousands)
ASSETS
Cash on deposit with subsidiary bank	$5,279	$13,061
Investment securities, at fair value	959	1,153
Loans held-for-sale	11,636	3,407
Loans held-for-investment, net	—	23,716
Investment in and advances to subsidiaries	512,166	477,718
Deferred income taxes	—	27,255
Other assets	5,161	11,864

Total assets	$535,201	$558,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Income taxes	$178	$—
Accounts payable and other liabilities	32,175	29,571
Subordinated Notes and Senior Debentures	—	99,632
Junior Subordinated Debentures	92,784	92,784
Stockholders’ equity	—	336,187

Total liabilities and stockholders’ equity	125,137	$558,174

Net assets in liquidation	$410,064

Statement of Changes in Net Assets in Liquidation

For the Three
Months Ended
December 31, 2002

(Dollars in thousands)
Net assets in liquidation, September 30, 2002	$413,675
Pre-tax income from operations	18,979
Changes in estimated values of assets and liabilities	368
Income tax expense	23,346
Other changes in net assets in liquidation	388

Net assets in liquidation, December 31, 2002	$410,064

Condensed Statements of Operations

	For the Nine
	Months Ended	For the Year Ended
	September 30,	December 31,

	2002	2001	2000

	Liquidation
	Basis	Going Concern Basis

	(Dollars in thousands)
Income:
Dividends from subsidiaries	$—	$—	$69,570
Interest income	1,330	6,881	24,034
Other income	—	2,226	—

	1,330	9,107	93,604

Expense:
Interest expense	15,378	24,942	37,471
Provision for loss on loans	100	1,000	2,700
General and administrative expense	8,486	32,089	22,973
Adjustment for liquidation expense	46,722	—	—
Income tax expense (benefit)	5,186	(20,752)	1,185

	75,872	37,279	64,329

Income (loss) before undistributed net income of subsidiaries	(74,542)	(28,172)	29,275
Net loss or distribution in excess of net income of subsidiaries	146,203	(72,998)	(355,472)

Net income (loss)	$71,661	$(101,170)	$(326,197)

Condensed Statements of Cash Flows

	For the Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$67,661	$(101,170)	$(326,197)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Net loss or distribution in excess of net income of subsidiaries	(169,353)	72,998	355,472
Revaluation of franchise-related assets	—	19,055	—
Gain (loss) on sale of loans and securities	1,469	(902)	(647)
(Increase) decrease in other assets	28,073	(17,321)	19,167
Increase (decrease) in other liabilities	2,782	11,315	(1,457)
Adjustment for liquidation basis	14,764	—	—
Other, net	4,872	11,718	354

Net cash (used in) provided by operating activities	(49,732)	(4,307)	46,692

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiary	135,917	(115,845)	(39,155)
Proceeds from sale of investment securities	6,024	—	—
Proceeds from repayments of loans	4,728	13,744	—
Proceeds from sale of loans	—	68,099	265,350
Other, net	(1,492)	572	(827)

Net cash provided by (used in) investing activities	145,177	(33,430)	225,368

Condensed Statements of Cash Flows (continued)

	For the Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in short-term borrowings	—	(94,497)	(252,440)
Repayment of Subordinated Debentures	(104,563)	—	—
Proceeds from issuance of common stock	1,609	108,167	94
Proceeds from issuance of preferred stock	—	26,400	—
Dividends paid to stockholders	(273)	—	(9,780)

Net cash (used in) provided by financing activities	(103,227)	40,070	(262,126)

Net increase (decrease) in cash	(7,782)	2,333	9,934
Cash on deposit with subsidiary bank at beginning of year	13,061	10,728	794

Cash on deposit with subsidiary bank at end of year	$5,279	$13,061	$10,728

Note 23. Segment and Related Information

     As a result of our adoption of liquidation basis accounting effective September 30, 2002, we currently operate in a single segment focused on liquidating the Company’s assets and liabilities.

     Prior to September 30, 2002, we had two operating segments that we refer to as business platforms. The platforms were determined primarily based upon the characteristics of our interest-earning assets and their respective distribution channels and reflect the way that we monitor, measure and evaluate our primary business activities. Our platforms were as follows:

     A Retail Platform which was comprised of single-family real estate loans, home equity loans and lines of credit, auto loans and leases, mortgage-backed securities and other investments, and consumer banking products and services. The Retail Platform’s revenues were derived from customers throughout the United States.

     A Commercial Platform which was comprised of multi-family and commercial real estate loans, franchise loans, franchise asset-backed securities, asset-based loans, syndicated loans, factored receivables and commercial leases, and business banking products and services. The Commercial Platform’s revenues were derived from customers throughout the United States.

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

     In computing net interest income by platform, the interest expense associated with our warehouse lines, which were used primarily to fund franchise loans held-for-sale, was allocated directly to the Commercial Platform. The interest expense associated with our remaining funding sources, including dividends associated with our 9.76% Capital Securities, was allocated to each platform on a pro-rata basis determined by the relative amount of average interest-bearing liabilities, excluding warehouse lines, that were required to fund the platform’s interest-earning assets.

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

     Liquidation adjustments recorded during the third quarter of 2002 in connection with our adoption of liquidation basis accounting effective September 30, 2002 were not allocated to our business platforms.

     The following tables illustrate each platform’s contribution for the periods indicated. The tables also illustrate the reconciliation of total contribution by platform to our consolidated net income (loss) for the periods indicated. Reconciling items generally include indirect corporate overhead, liquidation and valuation adjustments for 2002 and income taxes.

	For the Nine Months Ended September 30, 2002

	Retail	Commercial	Total

	(Dollars in thousands)
Interest income	$69,054	$76,185	$145,239
Interest expense	(40,182)	(19,886)	(60,068)
Provision for losses on loans and leases	(2,106)	(8,594)	(10,700)
Noninterest income	78,775	12,790	91,565
Direct general and administrative expenses	(68,712)	(7,813)	(76,525)
Allocation of branch network general and administrative expenses	18,466	(18,466)	—
Litigation settlement expense	—	(13,100)	(13,100)
Leasing expenses	(43,984)	—	(43,984)
Real estate owned operations, net	—	(956)	(956)
Provision for losses on real estate owned	—	(266)	(266)
Amortization of intangible assets	(993)	—	(993)
Dividends on Capital Securities	(4,809)	(3,064)	(7,873)

Contribution by platform	$5,509	$16,830	22,339

Indirect corporate overhead			(16,476)
Adjustment for liquidation basis			266,510
Income tax expense			(181,792)
Cumulative effect of change in accounting principle, net of taxes			(18,920)

Net income			$71,661

At September 30, 2002:
Interest-earning assets plus operating lease assets	$3,277,407	$358,258	$3,635,665

Noninterest-earning assets			260,808

Total assets			$3,896,473

	For the Year Ended December 31, 2001

	Retail	Commercial	Total

	(Dollars in thousands)
Interest income	$139,115	$163,630	$302,745
Interest expense	(108,176)	(72,321)	(180,497)
Provision for losses on loans and leases	(8,419)	(63,471)	(71,890)
Noninterest income (loss)	114,575	(7,406)	107,169
Direct general and administrative expenses	(104,033)	(22,988)	(127,021)
Allocation of branch network general and administrative expenses	28,386	(28,386)	—
Restructuring charges	(4,998)	(1,937)	(6,935)
Revaluation of franchise-related assets	(2,733)	(67,413)	(70,146)
Leasing expenses	(86,120)	—	(86,120)
Real estate owned operations, net	(7)	(2,078)	(2,085)
Provision for losses on real estate owned	—	(2,936)	(2,936)
Amortization of intangible assets	(8,366)	(2,914)	(11,280)
Dividends on Capital Securities	(5,774)	(4,000)	(9,774)

Contribution by platform	$(46,550)	$(112,220)	(158,770)

Indirect corporate overhead			(28,266)
Income tax benefit			85,866

Net loss			$(101,170)

At December 31, 2001:
Interest-earning assets plus operating lease assets	$1,793,499	$1,541,310	$3,334,809

Noninterest-earning assets			679,296

Total assets			$4,014,105

	For the Year Ended December 31, 2000

	Retail	Commercial	Total

	(Dollars in thousands)
Interest income	$221,451	$238,741	$460,192
Interest expense	(159,331)	(135,421)	(294,752)
Provision for losses on loans and leases	(10,354)	(52,246)	(62,600)
Noninterest income (loss)	90,350	(13,708)	76,642
Direct general and administrative expenses	(79,856)	(31,547)	(111,403)
Direct general and administrative expenses – franchise loan production	—	(15,561)	(15,561)
Direct general and administrative expenses – Bankers Mutual	—	(6,311)	(6,311)
Allocation of branch network general and administrative expenses	21,934	(21,934)	—
Restructuring charges	—	(9,213)	(9,213)
Revaluation of franchise-related assets	—	(101,894)	(101,894)
Leasing expenses	(69,350)	—	(69,350)
Real estate owned operations, net	(22)	(43)	(65)
Amortization of intangible assets	(8,768)	(2,390)	(11,158)
Amortization of intangible assets – franchise	—	(9,608)	(9,608)
Write-off of intangible assets – franchise	—	(192,622)	(192,622)
Dividends on Capital Securities	(5,148)	(3,841)	(8,989)

Contribution by platform	$906	$(357,598)	(356,692)

Indirect corporate overhead			(25,315)
Income tax benefit			55,810

Net loss			$(326,197)

At December 31, 2000:
Interest-earning assets plus operating lease assets	$2,207,366	$2,178,619	$4,385,985

Noninterest-earning assets			974,946

Total assets			$5,360,931

Note 24. Selected Quarterly Results of Operations (Unaudited)

	For the Year Ended December 31, 2002

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	Going Concern	Going Concern	Liquidation	Liquidation
	Basis	Basis	Basis	Basis

	(Dollars in thousands, except per share amounts)
Interest income	$53,693	$52,483	$39,063	$17,247
Net interest income	33,144	33,447	18,580	7,246
Provision for losses on loans and leases	4,900	3,600	2,200	—
Income (loss) before income tax expense (benefit)	7,552	(5,114)	11,298	(3,382)
Adjustment for liquidation basis	—	—	266,510	(2,761)
Net income (loss)	6,914	(4,082)	87,749	—
Change in net assets in liquidation from operations	—	—	—	(3,999)
Net assets in liquidation per share	N/A	N/A	6.50	6.43
Basic earnings (loss) per share	0.11	(0.07)	N/A	N/A
Diluted earnings (loss) per share	0.11	(0.07)	N/A	N/A

	For the Year Ended December 31, 2001

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	Going Concern Basis

	(Dollars in thousands, except per share amounts)
Interest income	$94,459	$84,095	$65,329	$58,862
Net interest income	32,484	29,744	27,771	32,249
Provision for losses on loans and leases	7,300	52,433	3,257	8,900
Income (loss) before income tax benefit	(5,678)	(152,552)	1,291	(20,323)
Net income (loss)	(7,966)	(95,350)	(632)	2,778
Basic earnings (loss) per share	(0.24)	(2.11)	(0.01)	0.04
Diluted earnings (loss) per share	(0.24)	(2.11)	(0.01)	0.04

Independent Auditors’ Report

To the Board of Directors
Bay View Capital Corporation:

     We have audited the accompanying consolidated statement of net assets (liquidation basis) of Bay View Capital Corporation and Subsidiaries (the “Company”) as of December 31, 2002 and the related consolidated statements of changes in net assets in liquidation for the period from September 30, 2002 to December 31, 2002. In addition, we have audited the accompanying consolidated statements of operations and comprehensive income (loss) and of stockholders’ equity for the period from January 1, 2002 to September 30, 2002 and cash flows for the period from January 1, 2002 to December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Bay View Capital Corporation and Subsidiaries as of December 31, 2001 and for the year then ended, before revisions in Note 9, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated January 18, 2002. The financial statements of Bay View Capital Corporation and Subsidiaries for the year ended December 31, 2000, before the revisions in Note 9, were audited by other auditors whose report, dated February 14, 2001, expressed an unqualified opinion on those consolidated financial statements.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     As discussed in Note 2 to the consolidated financial statements, the stockholders of Bay View Capital Corporation and subsidiaries approved a plan of liquidation on October 3, 2002, and the Company commenced liquidation effective September 30, 2002. As a result, the Company has changed its basis of accounting from the going concern basis to the liquidation basis effective September 30, 2002.

     In our opinion, such consolidated financial statements present fairly, in all material respects, (1) the net assets (liquidation basis) of Bay View Capital Corporation and Subsidiaries at December 31, 2002, (2) the changes in its net assets in liquidation for the period from September 30, 2002 to December 31, 2002, (3) the results of its operations for the period from January 1, 2002 to September 30, 2002 and its cash flows for the period from January 1, 2002 to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for previously recognized goodwill and intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

     As discussed above, the consolidated financial statements of Bay View Capital Corporation and Subsidiaries as of December 31, 2001, and for the year then ended were audited by other auditors who have ceased operations. As described in Note 2 and Note 9, these financial statements have been revised to include the transitional disclosures required by Statement No. 142 which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 9 with respect to 2001 included (i) agreeing the previously reported net income to the previously issued consolidated financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill as a result of initially applying Statement No. 142 to the Company’s underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings per share amounts. In our opinion, the disclosures for 2001 in Note 9 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/ Deloitte & Touche LLP

San Francisco, California
January 24, 2003

     The report of Arthur Andersen LLP presented below is a copy of a previously issued Arthur Andersen LLP report. This report has not been reissued by Arthur Andersen LLP nor has Arthur Andersen LLP provided a consent to the inclusion of its report in this Form 10-K. The consolidated financial statements as of December 31, 2001 and for the year then ended have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (see Note 2 and Note 9).

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

/s/ Arthur Andersen LLP

San Francisco, California
January 18, 2002

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     The information required by Item 304 of Regulation S-K was previously filed as part of the Company’s Current Reports on Form 8-K filed on May 31, 2002 and June 14, 2002.

Part III

Item 10. Directors and Executive Officers of the Registrant

     Information concerning our executive officers, our directors and compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, executive officers and beneficial owners of 10% or greater of our equity securities is incorporated herein by reference from our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 24, 2003. The compensation report and performance graph included in the Definitive Proxy Statement pursuant to Items 402(k) and 402(l) of Regulation S-K are specifically not incorporated by reference herein.

Item 11. Executive Compensation

     Information concerning executive compensation is incorporated herein by reference from our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 24, 2003. The compensation report and performance graph included in the Definitive Proxy Statement pursuant to Items 402(k) and 402(l) of Regulation S-K are specifically not incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information concerning security ownership of certain beneficial owners and management and the Equity Compensation Plans table are incorporated herein by reference from our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 24, 2003.

Item 13. Certain Relationships and Related Transactions

     Information concerning certain relationships and related transactions is incorporated herein by reference from our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 24, 2003.

Item 14. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 12(a) – and 15(d)- 14(c)) as of a date within 90 days of the filing of this annual report, have concluded that, as of such date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

(b)	Changes in internal controls. There have been no significant changes in the Company’s internal controls or in the other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. As a result, no corrective actions were required or undertaken.

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) and (2):

     Our Financial Statements and Supplementary Data contained in Item 8 are filed as part of this report. All financial statement schedules have been omitted as the required information is not applicable or has been included in our financial statements and related notes.

(a) (3):

     Exhibits are listed in the table below.

Regulation S-K Exhibit Number	Document	Reference to prior filing or exhibit number attached hereto

2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None
3	Articles of Incorporation Bylaws	3a 3b
4	Instruments defining the rights of security holders, including indentures:
	Articles of Incorporation	3a
	Bylaws	3b
	Specimen of common stock certificate	4a
9	Voting trust agreement	None
10	Material contracts:
	Employment Contract with John Okubo	10a.1
	Employment Contract with Joe Catalano	10a.2
	Employment Contract with Sossy Soukiassian	10a.3
	Employment Contract with Weldon Culley	10a.4
	Employment Contract with James A. Badame	10b
	Employment Contract with Charles G. Cooper	10c
	Supplemental Executive Retirement Plan	10d
	Senior Management Incentive Plan	10e
	Senior Management Long-Term Incentive Plan	10f
	Amended and Restated 1986 Stock Option and Incentive Plan	10g
	Amendment No. One to the 1986 Stock Option and Incentive Plan	10h
	Amendment No. One to the Amended and Restated 1995 Stock Option and Incentive Plan	10h
	Amendment No. Two to the Amended and Restated 1995 Stock Option and Incentive Plan	10h
	Amended and Restated 1989 Non-Employee Director Stock Option Plan	10i
	Deferred Compensation Plan	10j
	Amended and Restated 1995 Stock Option and Incentive Plan	10k
	1998 - 2000 Stock Performance Plan	10l
	1998 Non-Employee Director Stock Option and Incentive Plan	10l
	Supplemental Phantom Stock Unit Plan	10m
	Agreement by and between Bay View Capital and the Federal Reserve Bank	10n
Agreement by and between Bay View Bank and the Office of the
	Comptroller of the Currency	10n
	2001 Equity Incentive Plan for Employees	10o

	2001 Non-employee Director Stock Option Plan	10p
	Purchase and Assumption agreement by and between U.S. Bank National	10q
Association and Bay View Bank
	Mortgage Loan purchase agreement between Bay View Bank, National	10q
Association (“seller”) and Washington Mutual Bank FA (“purchaser”)
	Amendment No. One to the Stock in Lieu of Cash Compensation Plan for	10.1
Non-employee Directors
	Amendment No. Three to the Amended Outside Directors Retirement Plan	10.2

11	Statement re computation of per share earnings	11

12	Statements re computation of ratios	12

13	Annual Report to security holders	Not required

16	Letter re change in certifying accountant	Not required

18	Letter re change in accounting principles	None

21	Subsidiaries of the Registrant	21

22	Published report regarding matters submitted to vote of security holders	None

23	Consent of Deloitte & Touche LLP	23a

	Consent of KPMG LLP	23b

24	Power of attorney	Not required

99	Additional Exhibits	None

(References to Prior Filings)

3a	Filed as exhibit 4(a) to the Registrant’s Registration Statement on Form S-3 filed June 20, 1997 (File No. 333-29757)

3b	Filed as exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed November 12, 1999 for the quarterly period ended September 30, 1999 (File No. 0-14879)

4a	Filed as exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed March 24, 2000 for the year ended December 31, 1999 (File No. 0-14879)

10b	Filed as exhibit 10.1 to the Registrant’s Annual Report on Form 10-K filed March 28, 2001 for the year ended December 31, 2000 (File No. 0-14879)

10c	Filed as exhibit 10.b.3 to the Registrant’s Quarterly Report on Form 10-Q filed August 14, 2001 for the quarterly period ended June 30, 2001 (File No. 0-14879)

10d-f	Filed as exhibits 10.6 to 10.8, respectively, to the Registrant’s Annual Report on Form 10-K filed March 30, 1993 for the year ended December 31, 1992 (File No. 0-17901)

10g	Filed as exhibit 4 to the Registrant’s Registration Statement on Form S-8 filed August 11, 1995 (File No. 33-95724)

10h	Filed as exhibits 10 to 10.2, respectively, to the Registrant’s Quarterly Report on Form 10-Q filed November 12, 1999 for the quarterly period ended September 30, 1999 (File No. 0-14879)

10i	Filed as exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed July 26, 1991 (File No. 33-41924)

10j	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as amended on Form 10-K/A on June 27, 1997 (File No. 0-17901)

10k	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as amended on Form 10-K/A on June 27, 1997 (File No. 0-17901)

10l	Filed as an appendix to the Registrant’s Definitive Proxy Statement on Schedule 14-A filed April 20, 1998 (File No. 0-17901)

10m	Filed as exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2000 for the year ended December 31, 1999 (File No. 0-14879)

10n	Filed as exhibits 10.1 to 10.2, respectively, to the Registrant’s Quarterly Report on Form 10-Q filed November 10, 2000 for the quarterly period ended September 30, 2000 (File No. 0-14879)

10o	Filed as exhibit 10 to the Registrant’s Registration Statement on Form S-8 filed September 27, 2001 (File No. 333-70372)

10p	Filed as exhibit 10 to the Registrant’s Registration Statement on Form S-8 filed September 27, 2001 (File No. 333-70362)

10q	Filed as exhibits 99.2 and 99.3, respectively, to the Registrant’s Current Report on Form 8-K filed July 24, 3003 (File No. 001-14879)

     All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(b) Reports on Form 8-K:

b(i)	The Registrant filed the following reports on Form 8-K dated October 4, 2002 during the quarter ended December 31, 2002:

On October 3, 2002, the Registrant announced stockholder approval of its plan of dissolution and stockholder liquidity and of the sale of the retail banking assets of Bay View Bank, N.A., to U.S. Bank, National Association.

The Company also announced that holders of the Capital Securities of Bay View Capital I approved a waiver of those provisions of the legal instruments governing the Capital Securities and the Company’s 9.76% Junior Subordinated Deferrable Interest Debentures (the “Junior Debentures”) that would, absent the waiver, prevent the Company from disposing of all of its assets pursuant to its plan of dissolution and stockholder liquidity. Capital Securities holders also approved the amendment of certain provisions of the legal instruments governing the Capital Securities and the Junior Debentures that would allow early redemption of the Capital Securities at the option of each holder of the Capital Securities.

b(ii)	The Registrant filed the following reports on Form 8-K dated November 1, 2002 during the quarter ended December 31, 2002:

On November 1, 2002, the Registrant announced the close of the sale transaction with U.S. Bank National Association. In connection with the sale, certain management and board of director changes were also announced.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 18, 2003	BAY VIEW CAPITAL CORPORATION By:/s/ John Okubo

John Okubo Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:/s/ Jeffrey O. Butcher

Jeffrey O. Butcher Senior Vice President and Controller (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Robert B. Goldstein	By:	/s/ Charles G. Cooper

Robert B. Goldstein Chairman of the Board Date: March 18, 2003		Charles G. Cooper, Director President and Chief Executive Officer (Principal Executive Officer) Date: March 18, 2003

By:	/s/ Roger K. Easley	By:	/s/ Thomas M. Foster

Roger K. Easley, Director Date: March 18, 2003		Thomas M. Foster, Director Date: March 18, 2003

By:	/s/ Joel E. Hyman	By:	/s/ John W. Rose

Joel E. Hyman, Director Date: March 18, 2003		John W. Rose, Director Date: March 18, 2003

CERTIFICATIONS

I, Charles G. Cooper, certify that:

1. I have reviewed this annual report on Form 10-K of Bay View Capital Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 18, 2003
/s/ Charles G. Cooper
Charles G. Cooper President and Chief Executive Officer

CERTIFICATIONS

I, John Okubo, certify that:

1. I have reviewed this annual report on Form 10-K of Bay View Capital Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 18, 2003
/s/ John Okubo
John Okubo Executive Vice President and Chief Financial Officer