Form 10-Q
period 2003-03-31
BAY VIEW CAPITAL CORP
filed 2003-05-15
CIK 840387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

          Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, Par Value $.01	Outstanding at April 30, 2003
(Title of Class)	63,647,590 shares

FORM 10-Q
INDEX

BAY VIEW CAPITAL CORPORATION

		Page(s)

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited):
	Consolidated Statements of Net Assets (Liquidation Basis)	4
	Consolidated Statement of Changes in Net Assets in Liquidation (Liquidation Basis)	5
	Consolidated Statement of Operations and Comprehensive Loss	6-7
	Consolidated Statement of Stockholders’ Equity (Going Concern Basis)	8
	Consolidated Statements of Cash Flows	9-10
	Notes to Consolidated Financial Statements	11-18
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33
PART II. OTHER INFORMATION
	Other Information	34
	Signatures	35
	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	35

Forward-Looking Statements

      This Form 10-Q contains forward-looking statements that describe the implementation and timing of the Plan of Dissolution and Stockholder Liquidity (the “Plan”) adopted by the stockholders of Bay View Capital Corporation (the “Company”) on October 3, 2002. These forward-looking statements are based on assumptions as of the date of this Form 10-Q and involve risks and uncertainties. Accordingly, the results of the Company’s dissolution and the timing and amounts of stockholder distributions may differ materially from those that the Company currently anticipates. The factors that may affect these forward-looking statements include the following:

•	The distributions the Company proposes to make in the future to its stockholders are subject to a number of contingencies. The factors that could reduce the amounts ultimately distributed or that could cause a delay in making the distributions include the following:

•	Until the dissolution of Bay View Bank, N.A. (the “Bank”) is completed later this year, a number of actions the Company and the Bank intend to take, including distributions to the Company’s stockholders, cannot be taken unless approvals are obtained from the Board of Governors of the Federal Reserve System (the “FRB”) in the case of the Company and the Office of the Comptroller of the Currency (the “OCC”) in the case of the Bank;

•	Unforeseen delays in the disposition of the assets of the Company and the Bank and their formal dissolution may occur;

•	The realization of the Company’s deferred tax assets could be less than the Company currently projects;

•	The Company and the Bank may encounter difficulty in selling some of their assets, and certain assets may not be able to be sold for the prices the Company and the Bank currently anticipate;

•	The Company and the Bank may not be able to discharge certain liabilities for the amounts the Company and the Bank currently estimate;

•	The Company and the Bank may incur or discover presently unanticipated claims, liabilities or expenses;

•	The Company’s ability to obtain commercial financing to fund the ongoing operations of our auto lending business, Bay View Acceptance Corporation (“BVAC”);

•	The amounts the Bank is able to distribute to the Company and the amounts the Company is able to distribute to its stockholders could be adversely affected by the results of operations of the Company’s and the Bank’s remaining operations, particularly in the case of BVAC while the dissolution process is being implemented;

•	These estimates of the distribution amounts include projections of future events and performance as distant as 2006 and, accordingly, are inherently subject to many uncertainties;

•	The expenses of the disposition of assets and the dissolution proceeds may exceed the amounts currently estimated; and

•	Court proceedings could restrict or delay distributions to stockholders if claimants or creditors satisfy the court that the amounts to be distributed by the Bank or the Company to stockholders are needed to provide for the payment of expenses and liabilities of the Company or the Bank; or, if the amounts ultimately required to discharge the expenses and liabilities of the Company or the Bank in full exceeds the value of the remaining assets of the Company or the Bank, respectively.

•	The Company’s stockholders could be liable to the extent they receive distributions in the event the Company does not make adequate provision for all of its expenses and liabilities, including its contingent liabilities, as part of its dissolution.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bay View Capital Corporation and Subsidiaries

Consolidated Statements of Net Assets (Liquidation Basis)
(Unaudited)

	March 31, 2003	December 31, 2002

	(Dollars in thousands)
ASSETS
Cash and cash equivalents:
Cash and due from depository institutions	$30,847	$71,611
Short-term investments	50,083	151,684

	80,930	223,295
Securities available-for-sale:
Investment securities	33,160	38,137
Mortgage-backed securities	28,063	32,516
Loans and leases held-for-sale	231,495	311,014
Investment in operating lease assets, net	153,983	191,005
Investment in stock of the Federal Home Loan Bank of San Francisco	339	16,075
Investment in stock of the Federal Reserve Bank	13,659	13,659
Real estate owned, net	3,104	2,402
Premises and equipment, net	1,124	1,327
Repossessed vehicles	209	502
Income taxes, net	5,244	—
Other assets	43,893	45,613

Total assets	$595,203	$875,545

LIABILITIES
Deposits:
Brokered certificates of deposit	—	224,189

	—	224,189
Other borrowings	46,261	61,969
Income taxes, net	—	8,646
Deferred gain	12,817	12,817
Other liabilities	14,737	23,907
Reserve for estimated costs during the period of liquidation	20,424	43,953

Total liabilities	94,239	375,481

Guaranteed Preferred Beneficial Interest in the Company’s Junior Subordinated Debentures (“Capital Securities”)	90,000	90,000

Net assets in liquidation	$410,964	$410,064

The accompanying notes are an integral part of these consolidated financial statements.

Bay View Capital Corporation and Subsidiaries

Consolidated Statement of Changes in Net Assets in Liquidation (Liquidation Basis)
(Unaudited)

For the Three
Months Ended
March 31, 2003

(Dollars in thousands)
Net assets in liquidation, December 31, 2002	$410,064
Pre-tax income from operations	1,415
Changes in estimated values of assets and liabilities	(1,664)
Income tax benefit	802

Change in net income from operations	553
Dividends on Capital Securities	(2,251)
Other changes in net assets in liquidation	2,598

Net assets in liquidation, March 31, 2003	$410,964

The accompanying notes are an integral part of these consolidated financial statements.

Bay View Capital Corporation and Subsidiaries

Consolidated Statement of Operations and Comprehensive Loss
(Unaudited)

For the Three Months
Ended
March 31, 2002

Going Concern Basis

(Amounts in
thousands, except per
share amounts)
Interest income:
Interest on loans and leases	$46,471
Interest on mortgage-backed securities	3,551
Interest and dividends on investment securities	3,671

53,693
Interest expense:
Interest on deposits	15,002
Interest on borrowings	1,832
Interest on Subordinated Notes	3,715

20,549
Net interest income	33,144
Provision for losses on loans and leases	4,900

Net interest income after provision for losses on loans and leases	28,244
Noninterest income:
Leasing income	20,349
Loan fees and charges	1,293
Loan servicing income	205
Account fees	1,936
Sales commissions	1,840
Gain on sale of assets and liabilities, net	332
Other, net	227

26,182
Noninterest expense:
General and administrative	30,792
Leasing expenses	15,007
Real estate owned operations, net	540
Provision for losses on real estate owned	204
Amortization of intangible assets	331

46,874
Income from operations	7,552
Income tax benefit	(1,935)
Dividends on Capital Securities	2,573

Net income before cumulative effect of change in accounting principle	6,914
Cumulative effect of change in accounting principle, net of applicable taxes of $2.3 million	(18,920)

Net loss	$(12,006)

Bay View Capital Corporation and Subsidiaries
Consolidated Statement of Operations and Comprehensive Loss (continued)
(Unaudited)

For the Three Months
Ended
March 31, 2002

Going Concern Basis

(Amounts in
thousands, except per
share amounts)
Basic earnings per share before cumulative effect of change in accounting principle	$0.11
Cumulative effect of change in accounting principle, net	(0.30)

Net basic loss per share	$(0.19)

Diluted earnings per share before cumulative effect of change in accounting principle	$0.11
Cumulative effect of change in accounting principle, net	(0.30)

Net diluted loss per share	$(0.19)

Weighted-average basic shares outstanding	62,668

Weighted-average diluted shares outstanding	63,124

Net loss	$(12,006)
Other comprehensive loss, net of tax:
Change in unrealized gain on securities available-for-sale, net of tax benefit of $209 thousand	(297)

Other comprehensive loss	(297)

Total comprehensive loss	$(12,303)

The accompanying notes are an integral part of these consolidated financial statements.

Bay View Capital Corporation and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Going Concern Basis)
(Unaudited)

	Number		Additional
	of Shares	Common	Paid-in	Accumulated	Treasury
	Issued	Stock	Capital	Deficit	Stock

	(Amounts in thousands, except per share amounts)
Balance at December 31, 2001	62,628	$626	$595,258	$(258,047)	$(808)
Exercise of stock options, including tax benefits	62	1	291	—	—
Distribution of director’s retirement plan shares	1	—	5	—	—
Exercise of stock warrants	1	—	4	—	—
Expense recognized on stock options with below market strike price	—	—	671	—	—
Change in unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—
Change in debt of ESOP	—	—	—	—	—
Net income	—	—	—	6,914	—

Balance at March 31, 2002	62,692	$627	$596,229	$(251,133)	$(808)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Unrealized
	Gain on	Minimum	Debt of
	Securities	Pension	Employee
	Available-for-	Liability	Stock	Total
	Sale,	Adjustment,	Ownership	Stockholders’
	Net of Tax	Net of Tax	Plan	Equity

	(Amounts in thousands, except per share amounts)
Balance at December 31, 2001	$523	$(294)	$(1,071)	$336,187
Exercise of stock options, including tax benefits	—	—	—	292
Distribution of director’s retirement plan shares	—	—	—	5
Exercise of stock warrants	—	—	—	4
Expense recognized on stock options with below market strike price	—	—	—	671
Change in unrealized gain on securities available-for-sale, net of tax	(297)	—	—	(297)
Change in debt of ESOP	—	—	1,071	1,071
Net income	—	—	—	6,914

Balance at March 31, 2002	$226	$(294)	$—	$344,847

The accompanying notes are an integral part of these consolidated financial statements.

Bay View Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended

	March 31,	March 31,
	2003	2002

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) and certain changes in net assets in liquidation	$(1,698)	$6,914
Adjustments to reconcile net income (loss) and certain changes in net assets in liquidation to net cash provided by operating activities:
Amortization of intangible assets	—	331
Net increase in loans and leases held-for-sale resulting from originations, net of repayments	(34,953)	—
Proceeds from sales of loans and leases held-for-sale	115,466	—
Provision for losses on loans and leases and real estate owned	—	5,104
Depreciation and amortization of premises and equipment	170	945
Depreciation and amortization of investment in operating lease assets	8,055	12,716
Accretion of retained interests in securitizations	(726)	—
Amortization of premiums, net of discount accretion	(1,540)	2,793
Gain on sale of assets and liabilities, net	(53)	(332)
Increase in other assets	(3,317)	(3,438)
Decrease in other liabilities	(17,816)	(3,308)
Decrease in reserve for estimated costs during the period of liquidation	(22,529)	—
Adjustment for liquidation basis	1,664	—
Other, net	384	2,692

Net cash provided by operating activities	43,107	24,417

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans and leases held-for-investment resulting from originations, net of repayments	24,891	(13,660)
Purchases of mortgage-backed securities	—	(39,201)
Purchases of investment securities	—	(40,531)
Principal payments on mortgage-backed securities	4,263	44,047
Principal payments on investment securities	2,797	5,642
Proceeds from sale of mortgage-backed securities available-for-sale	130	29,404
Proceeds from sale of investment securities available-for-sale	2,735	—
Proceeds from sale of real estate owned	—	2,493
Additions to premises and equipment	(25)	(57)
Decrease (increase) in investment in stock of the Federal Home Loan Bank of San Francisco	15,736	(363)
Other, net	—	83

Net cash provided by (used in) investing activities	50,527	(12,143)

Bay View Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	For the Three Months Ended

	March 31,	March 31,
	2003	2002

	(Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	$(224,189)	$(168,227)
Repayment of other borrowings	(14,408)	(21,811)
Proceeds from issuance of common stock	2,598	301

Net cash used in financing activities	(235,999)	(189,737)

Net decrease in cash and cash equivalents	(142,365)	(177,463)
Cash and cash equivalents at beginning of period	223,295	521,388

Cash and cash equivalents at end of period	$80,930	$343,925

Cash paid during the period for:
Interest	$4,857	$23,092
Income taxes	$13,087	$21
Supplemental non-cash investing and financing activities:
Loans transferred to real estate owned	$1,086	$—

The accompanying notes are an integral part of these consolidated financial statements.

Bay View Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
March 31, 2003
(Unaudited)

Note 1. Basis of Presentation

     The information provided in the consolidated financial statements as of and for the three months ended March 31, 2003 reflects our adoption of liquidation basis accounting effective September 30, 2002 in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Liquidation basis accounting requires us to value our assets at their estimated net realizable values and our liabilities to include accruals for estimated costs associated with carrying out the Plan of Dissolution and Stockholder Liquidity (the “Plan”). The consolidated statement of operations and comprehensive loss for the three months ended March 31, 2002, the consolidated statement of stockholders’ equity for the three months ended March 31, 2002, and the consolidated statement of cash flows for the three months ended March 31, 2002 have been prepared using the historical cost (going concern) basis of accounting on which the Company had previously reported its financial position and results of operations.

     The consolidated financial statements include the accounts of Bay View Capital Corporation (the “Company”), a bank holding company incorporated under the laws of the state of Delaware, and our wholly owned subsidiaries: Bay View Bank, N.A. (the “Bank”), a national bank; Bay View Securitization Corporation, a Delaware corporation; Bay View Capital I, a Delaware business trust; FMAC Insurance Services, a Delaware corporation; FMAC 2000-A Holding Company, a California corporation; and FMAC Franchise Receivables Corporation, a California corporation. Bay View Bank includes its wholly owned subsidiaries: Bay View Acceptance Corporation (“BVAC”), a Nevada corporation; Bay View Commercial Finance Group, a California corporation; XBVBKRS, Inc., a California corporation; MoneyCare, Inc., a California corporation; and Bay View Auxiliary Corporation, a California corporation. All significant intercompany accounts and transactions have been eliminated.

     Through BVAC, the Bank continues to operate its auto finance business in 20 states. In 2003, we intend to transfer BVAC from the Bank to the Company, subject to regulatory approval. The Company believes this will allow for a full liquidation of the Bank while BVAC continues to originate new loans and expand geographically throughout the liquidation period ending September 2005. The Company intends to spin off BVAC to stockholders or sell it at the end of the liquidation period.

     The information provided in these interim financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of our net assets in liquidation as of March 31, 2003, the changes in net assets in liquidation for the three-month period ended March 31, 2003, the results of our operations for the three-month period ended March 31, 2002, and cash flows for the three-month periods ended March 31, 2003 and 2002. These adjustments are primarily liquidation basis mark-to-market adjustments and expense accruals. As necessary, reclassifications have been made to prior period amounts to conform to the current period presentation. These reclassifications had no effect on our financial position and results of operations. These interim financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all of the necessary information and footnotes for a presentation in conformity with GAAP.

     The information included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” was written assuming that you have read or have access to our 2002 Annual Report on Form 10-K, which contains the latest audited consolidated financial statements and notes, along with Management’s Discussion and Analysis of Financial Condition as of December 31, 2002 and 2001 and Results of Operations for the years ended December 31, 2002, 2001 and 2000. Accordingly, only certain changes in financial condition and results of operations are discussed in this Form 10-Q. Furthermore, the interim financial results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2003
(Unaudited)

Note 2. Plan of Dissolution and Stockholder Liquidity

     On October 3, 2002, a special meeting of Bay View Capital Corporation’s stockholders was held to vote on the Company’s proposed Plan and the sale of the Bank’s retail banking assets to U.S. Bank, N.A. (“U.S. Bank”). Both of these proposals were approved by a majority of the common stockholders. As a result of these approvals and the close of the U.S. Bank transaction on November 1, 2002, we adopted liquidation basis accounting effective September 30, 2002 in accordance with GAAP. Accordingly, assets have been valued at their estimated net realizable values and liabilities include accruals for estimated costs associated with carrying out the Plan. In accordance with liquidation basis accounting, our stockholders’ equity was transferred to net assets in liquidation. Our net assets in liquidation totaled $411.0 million at March 31, 2003 or $6.41 in net assets in liquidation per outstanding share based on 64,120,863 diluted common shares in liquidation.

     The Plan outlines the steps necessary to fully liquidate the Company. We completed the sale of the Bank’s retail banking assets to U.S. Bank on November 1, 2002. Our remaining assets are to be sold in an orderly manner and the liabilities and expenses are to be paid, including our outstanding debt and the outstanding debt of the Bank and the Capital Securities. Once these transactions have been completed, we intend to distribute the net proceeds of the asset sales to our stockholders.

     For the quarter ended March 31, 2003, we recorded $1.6 million of net charges for additional liquidation valuation adjustments.

     Under liquidation basis accounting, we have estimated future liabilities associated with carrying out the Plan. We have not reflected any future revenues and expenses of an operating nature, as such revenues and expenses will be recognized when realized.

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

     During the third quarter of 2002, we recorded $18.9 million in goodwill impairment charges, net of taxes, which was recognized as the cumulative effect of a change in accounting principle as of January 1, 2002. Accordingly, the results for the first quarter of 2002 were restated to reflect the adjustment.

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2003
(Unaudited)

     The following table illustrates the calculation of basic and diluted earnings (loss) per share for the period indicated:

For the Three
Months Ended
March 31, 2002

(Amounts in
thousands, except
per share amounts)
Net income before cumulative effect of change in accounting principle	$6,914
Cumulative effect of change in accounting principle, net of taxes of $2.3 million	(18,920)

Net loss	$(12,006)

Weighted-average basic shares outstanding	62,668
Add: Dilutive potential common shares	456

Weighted-average diluted shares outstanding	63,124

Basic earnings per share before cumulative effect of change in accounting principle	$0.11
Cumulative effect of change in accounting principle, net	(0.30)

Net basic loss per share	$(0.19)

Diluted earnings per share before cumulative effect of change in accounting principle	$0.11
Cumulative effect of change in accounting principle, net	(0.30)

Net diluted loss per share	$(0.19)

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2003
(Unaudited)

Note 4. Stock Options

     As of March 31, 2003, we had five employee stock option plans and three non-employee director stock option plans. The employee stock option plans were as follows: the “Amended and Restated 1986 Stock Option and Incentive Plan,” the “Amended and Restated 1995 Stock Option and Incentive Plan,” the “1998-2000 Performance Stock Plan,” the “1999 FMAC Stock Option, Deferred Stock and Restricted Stock Plan,” and the “2001 Stock Option and Incentive Plan,” which authorize the issuance of 1,759,430, 2,500,000, 400,000, 270,576 and 3,200,000 shares of common stock, respectively. The non-employee director stock option plans were as follows: the “Amended and Restated 1989 Non-Employee Director Stock Option and Incentive Plan,” the “1998 Non-Employee Director Stock Option and Incentive Plan,” and the “2001 Non-Employee Director Stock Option Plan,” which authorize the issuance of up to 550,000, 200,000, and 500,000 shares of common stock, respectively.

     The following table illustrates the stock options available for grant as of March 31, 2003:

		Non-Employee Director
	Employee Stock Option	Stock Option and
	and Incentive Plans	Incentive Plans	Total

Shares reserved for issuance	8,130,006	1,250,000	9,380,006
Granted	(9,239,892)	(1,137,000)	(10,376,892)
Forfeited	3,034,481	235,000	3,269,481
Expired	(428,688)	(166,000)	(594,688)

Total available for grant	1,495,907	182,000	1,677,907

     At March 31, 2003, we had outstanding options under the plans with expiration dates ranging from the year 2003 through 2014, as illustrated in the following table:

	Number of	Exercise Price	Weighted-Average
	Option Shares	Range	Exercise Price

Outstanding at December 31, 2002	5,201,104	$4.59-34.41	$8.80
Granted	—	—	—
Exercised	(707,500)	4.59-5.41	4.63
Forfeited	(411,722)	5.41-34.41	16.42

Outstanding at March 31, 2003	4,081,882	$4.59-34.41	$8.75

Exercisable at March 31, 2003	4,081,882	$4.59-34.41	$8.75

     All of our stock option plans define a change in control as including a sale of all or substantially all of our assets, and all of our stock option plans provide for the automatic acceleration of the exercisability of stock options in the event of a change in control with the exception of our 2001 Stock Option and Incentive Plan (the “2001 Plan”). The 2001 Plan provides for the acceleration of the exercisability of stock options in such circumstances as the stock option committee of our Board of Directors determines to be appropriate. On October 3, 2002, the Board of Directors authorized such acceleration. As of March 31, 2003, the acceleration of the exercisability of stock options resulting from the change in control for all other plans had an insignificant impact on our consolidated financial statements.

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2003
(Unaudited)

     Our stock options generally cancel automatically 90 days after termination of employment and, notwithstanding any other provisions of our stock option plans, all outstanding stock options will automatically cancel on the final record date. A substantial number of our employees have terminated their employment with us to become employees of U.S. Bank and a number of other employees have and will be terminated as part of our downsizing and cost reduction program. To prevent our employees from losing the value in their stock options as a result of the termination of their employment and to motivate our remaining employees throughout the dissolution process, our Board of Directors has amended our stock option plans, to the extent necessary, to permit the exercise of the options on a net issuance basis. This right entitles the holder to elect to receive from us, in exchange for the shares subject to the stock option, that number of shares of our common stock that has a value equal to the total amount by which the market price of the shares on the date the option is exercised exceeds the total exercise price of the shares subject to the option.

     The Stock Option Agreement of all holders of options under the 2001 Plan whose employment with the Company terminated or terminates on or after November 15, 2002 were amended to provide that the optionee shall have the right to exercise options under the 2001 Plan within a period of 18 months following termination.

Stock-Based Compensation

     In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements under this Statement are required for financial statements issued after December 15, 2002.

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

     Had compensation cost related to our stock option awards to employees and directors been determined under the fair value method prescribed under Statement No. 123, our net assets in liquidation and net assets in liquidation per share and our net loss and loss per share would have been the pro forma amounts illustrated in the table below for the periods indicated:

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2003
(Unaudited)

For the Three Months Ended March 31, 2002

(Dollars in thousands, except per share amounts)
As reported net loss in Consolidated Statement of Operations and Comprehensive Loss	$(12,006)
Stock-based employee compensation expense (determined under fair value method, net of taxes)	(670)

Pro forma net loss, after stock-based employee compensation expense	$(12,676)

Net loss per share — basic:
As reported	$(0.19)
Pro forma	$(0.20)
Net loss per share — diluted:
As reported	$(0.19)
Pro forma	$(0.20)

Note 5. Agreements with Regulatory Agencies

     During the third quarter of 2000, we entered into formal agreements with the Office of the Comptroller of the Currency (“OCC”) and the Federal Reserve Bank of San Francisco.

     The agreement between the Bank and the OCC was dated September 6, 2000. A provision of the agreement states that the Bank may not declare or distribute any dividends without the prior written approval of the OCC.

     The agreement between the Company and the Federal Reserve Bank of San Francisco was dated September 28, 2000. The agreement states that we may not declare or pay any cash or stock dividends or make any interest payments on our Capital Securities without the prior written approval of the Federal Reserve Bank of San Francisco. The agreement further requires the prior written approval of the Federal Reserve Bank of San Francisco to increase the principal balance of any category of debt above the levels outstanding as of June 30, 2000. Finally, we may not repurchase any stock without the prior written approval of the Federal Reserve Bank of San Francisco.

     At March 31, 2003, the Company’s regulatory capital levels exceeded minimum regulatory capital requirements while the Bank’s regulatory capital levels exceeded the requirements necessary to be considered well-capitalized.

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2003
(Unaudited)

Note 6. Investment in Operating Lease Assets

     Leasing expense represents expenses related to our auto leasing activities. Because the leases are accounted for as operating leases, the corresponding assets are capitalized and depreciated to their estimated residual values over their lease terms. This depreciation expense is included in leasing expenses, along with the amortization of capitalized initial direct lease costs and impairment charges. Leasing expenses were $9.5 million for the first quarter of 2003.

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

     For those leases considered impaired, the Company then estimates the fair value of the lease. The fair value is determined by calculating the present value of the future estimated cash flows, again assuming the probabilities of each of the three disposition scenarios. The present value is calculated using current market rates which are similar to the original contract lease rate. For those impaired leases where the estimated fair value is less than the net book value, an impairment charge is recorded for the difference. Since the inception of the lease portfolio in June 1998, the Company has recorded additional monthly depreciation charges, also included in leasing expense, to provide for losses that may be incurred at the end of the lease terms. During the first quarter of 2003, we recorded $4.1 million of additional mark-to-market writedowns on the auto lease portfolio.

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2003
(Unaudited)

Note 7. Income Taxes

     The Company recorded a tax benefit of $0.8 million for the three months ended March 31, 2003. The effective tax rate used in computing the tax benefit for the first three months of 2003 was 32.1%. This expected 2003 effective tax rate is lower than the federal statutory rate due primarily to state income and franchise taxes.

     For the first quarter of 2002, the Company recorded a tax benefit of $1.9 million. This tax benefit included tax expense of $2.1 million on pre-tax earnings of $7.6 million offset by a tax benefit of $4.0 million related to the impact of a change in U.S. Treasury regulations in 2002 with respect to a loss on the sale of a subsidiary in 2001. The effective tax rate used in computing the $2.1 million tax expense for the first quarter of 2002 was 41.5%.

     As a result of the Company’s Plan, a valuation allowance of $21.5 million was established as of December 31, 2002 based on the realizability of deferred tax assets in years after 2002. The computation of deferred tax assets, net of the valuation allowance, is based on the projection of future operating income, primarily from the Company’s auto finance business, available to absorb existing deferred tax benefits. The amount of the valuation allowance remained unchanged at March 31, 2003.

Note 8. Commitments and Contingencies

     We are involved as plaintiff or defendant in various legal actions and are occasionally exposed to unasserted claims arising in the normal course of business. In the opinion of management, after consultation with counsel, the resolution of these legal actions will not have a material adverse effect on our consolidated financial condition or results of operations.

Note 9. Reserve for Estimated Costs during the Period of Liquidation

     The reserve for estimated costs during the period of liquidation includes accruals for severance payments and costs related to facility closures, investment banking and other professional fees and estimated litigation expense and settlements. These expense accruals are reviewed for adequacy on a quarterly basis. Changes to the accruals, if necessary, are recorded as adjustments in liquidation basis in future periods.

     At March 31, 2003, the reserve for estimated costs during the period of liquidation was $20.4 million, including accruals for severance and facilities of $7.2 million and $8.8 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Strategic Overview

     Bay View Capital Corporation (the “Company”) is a commercial bank holding company headquartered in San Mateo, California. Our principal subsidiary is Bay View Bank, N.A. (the “Bank”).

Plan of Dissolution and Stockholder Liquidity

     On August 6, 2002, our Board of Directors approved a plan of dissolution and stockholder liquidity (the “Plan”). Under the Plan, we intend to dispose of our remaining assets in an orderly manner and to collect all additional monies owed to us. We have made and will continue to make adequate reserves for the payment of all of our liabilities and obligations, including all expenses related to the sale of our assets and the Plan. Our Board of Directors, at its discretion, may also set aside a contingency reserve to pay any claims that may arise against us, whether known or unknown. We intend to make one or more liquidating distributions to our stockholders, representing the net proceeds of our asset sales. Any liquidating distributions will be made to our stockholders based on their pro rata ownership of our common stock as of the record date to be established for each distribution.

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

     On October 3, 2002, our stockholders approved the Plan and the sale of the Bank’s retail banking assets to U.S. Bank, N.A. (“U.S. Bank”). Also on October 3, 2002, holders of the Capital Securities of Bay View Capital I approved a waiver of those provisions of the legal instruments governing the Capital Securities and the Company’s 9.76% Junior Subordinated Deferrable Interest Debentures that would, absent the waiver, prevent us from disposing of all of our assets pursuant to the Plan.

     As a result of the stockholders’ approval of the Plan and the close of the U.S. Bank transaction on November 1, 2002, we adopted liquidation basis accounting, effective September 30, 2002, in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Segments

     Prior to September 30, 2002, we operated two distinct business platforms representing the two basic distribution channels of our primary businesses, retail and commercial banking. As a result of our dissolution and adoption of liquidation basis accounting effective September 30, 2002, we currently operate in a single segment focused on liquidating the Company’s assets and liabilities. Accordingly, the results for the three-month period ended March 31, 2002 have been reclassified to conform to the current period presentation.

Critical Accounting Policies

     We have identified the most critical accounting policies upon which our financial status depends. We determined the critical policies by considering accounting principles that involve the most complex or subjective decisions or assessments. We have identified our most critical accounting policies to be those related to our investment in operating lease assets, income taxes and the valuation of assets and liabilities in liquidation and the reserve for estimated costs during the period of liquidation.

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

     For those leases considered impaired, the Company then estimates the fair value of the lease. The fair value is determined by calculating the present value of the future estimated cash flows, again assuming the probabilities of each of the three disposition scenarios. The present value is calculated using current market rates which are similar to the original contract lease rate. For those impaired leases where the estimated fair value is less than the net book value, an impairment charge is recorded for the difference. Since the inception of the lease portfolio in June 1998, the Company has recorded additional monthly depreciation charges, also included in leasing expense, to provide for losses that may be incurred at the end of the lease terms.

Income Taxes

     As a result of the Plan, a valuation allowance of $21.5 million was established as of December 31, 2002 based on the realizability of deferred tax assets in years after 2002. The computation of deferred tax assets, net of the valuation allowance, is based on the projection of future operating income, primarily from our auto finance company, available to absorb existing deferred tax benefits. The amount of the valuation allowance remained unchanged at March 31, 2003.

Liquidation Basis Accounting

     We adopted liquidation basis accounting effective September 30, 2002 in accordance with GAAP. Accordingly, assets have been valued at their estimated net realizable values and liabilities include accruals for estimated costs associated with carrying out the Plan. In accordance with liquidation basis accounting, our stockholders’ equity was transferred to net assets in liquidation.

     Under liquidation basis accounting, we have estimated future liabilities associated with carrying out the Plan. We have not reflected any future revenues and expenses of an operating nature, as such revenues and expenses will be recognized when realized.

     The reserve for estimated costs during the period of liquidation includes accruals for severance payments and facility closures, investment banking and other professional fees and estimated litigation expense. These expense accruals are reviewed for adequacy on a quarterly basis. Changes to the accruals are recorded as adjustments in liquidation basis in future periods.

Results of Operations

     Under the liquidation basis of accounting, we are reporting the value of, and the changes in, net assets available for distribution to stockholders (“net assets in liquidation”) instead of results from continuing operations. Accordingly, the Company’s consolidated financial statements as of and for the quarters ended March 31, 2003 and December 31, 2002 have been prepared under the liquidation basis of accounting including the replacement of the Consolidated Statement of Operations and Comprehensive Loss with the Consolidated Statement of Changes in Net Assets in Liquidation. The Company’s consolidated financial statements presented for periods prior to September 30, 2002, (i.e., for the quarter ended March 31, 2002) are presented on a going concern basis of accounting. The Company is providing, herein, (1) Consolidated Statements of Net Assets (Liquidation Basis) as of March 31, 2003 and December 31, 2002, (2) Consolidated Statement of Changes in Net Assets in Liquidation (Liquidation Basis) for the quarter ended March 31, 2003 and (3) Consolidated Statement of Operations and Comprehensive Loss for the quarter ended March 31, 2002 (Going Concern Basis).

Liquidation Basis

Changes in Net Assets in Liquidation – March 31, 2003 vs. December 31, 2002

     Our net assets in liquidation at March 31, 2003 totaled $411.0 million, or $6.41 in net assets in liquidation per outstanding shares as compared to $410.1 million, or $6.43 in net assets in liquidation per outstanding share at December 31, 2002. The first quarter increase in net assets in liquidation was primarily due to net income from operations of $0.6 million and $2.6 million of proceeds from stock options and warrants exercised during the quarter partially offset by $2.3 million of dividend payments on our Capital Securities. The decrease in net assets in liquidation per outstanding share was primarily due to an increase of 374,000 diluted common shares outstanding resulting from exercises of stock options and warrants during the quarter.

     The net income from operations consisted of $1.4 million of pre-tax income from operations and a tax benefit of $0.8 million partially offset by $1.6 million of net charges for additional liquidation valuation adjustments.

     The additional liquidation valuation adjustments consisted primarily of $4.1 million of additional mark-to-market writedowns on the auto lease portfolio as the residual values on these autos declined on continued weakness in used car values. This was partially offset by a $1.3 million gain associated with the financing secured by our auto lease cash flows resulting from favorable experience with the underlying cash flows and a $1.0 million reduction of an accrual related to the settlement of litigation that was negotiated during the quarter.

Leasing Expenses

     Leasing expense represents expenses related to our auto leasing activities. Because the leases are accounted for as operating leases, the corresponding assets are capitalized and depreciated to their estimated residual values over their lease terms. This depreciation expense is included in leasing expenses, along with the amortization of capitalized initial direct lease costs and impairment charges. Leasing expenses were $9.5 million for the first quarter of 2003 as compared to $15.0 million for the first quarter of 2002. The decrease in leasing expenses was primarily due to lower depreciation expense associated with the declining balance of our auto-related operating lease portfolio. We ceased purchasing auto leases in June 2000.

     At March 31, 2003, approximately 4,401 of the 10,374 vehicles in our automobile lease portfolio, or 42%, were considered impaired under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” However, this impairment is subject to a number of significant assumptions that could change in the near term, and adversely affect the valuation of the automobile lease portfolio. These assumptions were previously described under Critical Accounting Policies, Investment in Operating Lease Assets. Two of these assumptions - including the residual values of individual leases that are projected by ALG and the relative probabilities of the three alternatives for disposing of vehicles - are particularly susceptible to changes in market conditions. As an illustration of the sensitivity of these assumptions - if the market values of the individual vehicles declined by $250, an additional 14% of the leases would be deemed to be impaired and, therefore, potentially subject to an impairment charge. Furthermore, if the percentage of vehicles returned to the Company were greater than was projected at year-end, the impairment charge could increase because the value realized under this scenario is normally less than if the lessee purchased the automobile prior to the end of the lease term.

Income Taxes

     We recorded a tax benefit of $0.8 million for the three months ended March 31, 2003. The effective tax rate used in computing the tax benefit for the first three months of 2003 was 32.1%. This expected 2003 effective tax rate is lower than the federal statutory rate due primarily to state income and franchise taxes.

     For the first quarter of 2002, we recorded a tax benefit of $1.9 million. This tax benefit included tax expense of $2.1 million on pre-tax earnings of $7.6 million offset by a tax benefit of $4.0 million related to the impact of a change in U.S. Treasury regulations in 2002 with respect to a loss on the sale of a subsidiary in 2001. The effective tax rate used in computing the $2.1 million of tax expense for the first quarter of 2002 was 41.5%.

Going Concern Basis

Results of Operations – Three Months Ended March 31, 2002

     Our net loss for the first quarter of 2002 was $12.0 million, or $0.19 per diluted share. First quarter results were restated to include $18.9 million in goodwill impairment charges, net of taxes, that was recorded during the third quarter of 2002 but was recognized as the cumulative effect of a change in accounting principle as of January 1, 2002. First quarter earnings before the cumulative effect of a change in accounting principle were $6.9 million, or $0.11 per diluted shares.

Net Interest Income and Net Interest Margin

     Our net interest income and net interest margin for the first quarter of 2002 were $33.1 million and 4.16%, respectively. Our interest-earning assets, excluding our auto-related operating lease assets, totaled $3.2 billion at March 31, 2002. The average interest-earning assets, excluding our auto-related operating lease assets, for the three months ended March 31, 2002 was $3.2 billion.

Average Balance Sheet

     The following table illustrates average yields on our interest-earning assets and average rates on our interest-bearing liabilities for the three-month period ended March 31, 2002. These average yields and rates were calculated by dividing interest income by the average balance of interest-earning assets and by dividing interest expense by the average balance of interest-bearing liabilities, for the period indicated. Average balances of interest-earning assets and interest-bearing liabilities were calculated by averaging the relevant month-end amounts for the period.

AVERAGE BALANCES, YIELDS AND RATES

	For the Three Months Ended
	March 31, 2002

	Average		Average
	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Assets
Interest-earning assets:
Loans and leases	$2,424,823	$46,471	7.72%
Mortgage-backed securities (1)	283,853	3,551	5.00
Investments (1)	487,026	3,671	3.03

Total interest-earning assets	3,195,702	53,693	6.76%

Other assets	678,503

Total assets	$3,874,205

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits	$3,127,324	$15,002	1.95%
Borrowings (2)	279,422	5,547	7.98

Total interest-bearing liabilities	3,406,746	20,549	2.44%

Other liabilities	128,014

Total liabilities	3,534,760
Stockholders’ equity	339,445

Total liabilities and stockholders’ equity	$3,874,205

Net interest income/net interest spread		$33,144	4.32%

Net interest-bearing liabilities	$(211,044)

Net interest margin (3)			4.16%

(1)	Average balances and yields for securities and other investments classified as available-for-sale are based on historical amortized cost.

(2)	Interest expense for borrowings excludes expenses related to our Capital Securities.

(3)	Annualized net interest income divided by average interest-earning assets.

Interest Income

     Interest income was $53.7 million for the first quarter of 2002. The average yield on interest-earning assets was 6.76% for the first quarter of 2002. The following table illustrates interest income, by type of interest-earning assets, for the quarter ended March 31, 2002:

	For the Three Months Ended
	March 31, 2002

	Average	Interest	Average
	Balance	Income	Yield

		(Dollars in thousands)
Interest-earning assets:
Loans	$2,424,823	$46,471	7.72%
Mortgage-backed securities	283,853	3,551	5.00
Investments	487,026	3,671	3.03

Total	$3,195,702	$53,693	6.76%

Interest Expense

Deposits

     Interest expense on our deposits was $15.0 million for the first quarter of 2002. The average cost of deposits was 1.95% for the first quarter of 2002. The following table summarizes our deposit costs by type for the period ended March 31, 2002:

	For the Three Months
	Ended March 31, 2002

	Average	Average
	Balance	Rate

	(Dollars in thousands)
Savings	$161,722	0.40%
Money Market	1,106,950	1.77
Checking accounts	690,949	0.79

Total transaction accounts	1,959,621	1.31
Retail certificates of deposit	1,167,703	3.01

Total deposits	$3,127,324	1.95%

Borrowings

     Interest expense on our borrowings was $5.5 million for the first quarter of 2002. The average cost of borrowings was 7.98% for the first quarter of 2002. In accordance with GAAP, these amounts exclude the expense associated with our Capital Securities.

Provision for Losses on Loans and Leases

     The provision for losses on loans and leases for the first quarter of 2002 was $4.9 million. Our provision reflects the impact of the $2.6 million recovery on the sale of charged-off high loan-to-value home equity loans during the fourth quarter of 2001.

Noninterest Income and Noninterest Expense

     Noninterest income totaled $26.2 million for the first quarter of 2002.

General and Administrative Expenses

     General and administrative expenses for the first quarter of 2002 were $30.8 million. The following table illustrates the ratio of general and administrative expenses to average total assets, including auto-related securitized assets, on an annualized basis for the period indicated:

For the Three
Months Ended

March 31, 2002

(Dollars in
thousands)
General and administrative expenses	$30,792
Average total assets, including auto-related securitized assets	$4,064,974

Annualized general and administrative expenses to average total assets, including auto-related securitized assets	3.03%

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

     The following table illustrates the efficiency ratio for the periods indicated:

For the Three
Months Ended

March 31, 2002

(Dollars in
thousands)
General and administrative expenses	$30,792
Operating revenues, as defined	$44,038

Efficiency ratio	69.9%

Leasing Expenses

     Leasing expense is attributable to our auto leasing activities. Because the leases are accounted for as operating leases, the corresponding assets are capitalized and depreciated to their estimated residual values over their lease terms. This depreciation is included in leasing expenses, along with the amortization of capitalized initial direct lease costs and impairment charges. Leasing expenses were $15.0 million for the first quarter of 2002. We ceased purchasing auto leases in June 2000.

Real Estate Owned

     The net expense related to our real estate owned was $0.5 million for the first quarter of 2002. Additionally, we recorded $0.2 million of provision for losses on real estate owned during the quarter.

Amortization of Intangible Assets

     As of January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which requires that certain goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment at least annually. Amortization expense related to intangible assets was $0.3 million for the first quarter of 2002. We would have recorded $2.8 million of amortization expense for the first quarter of 2002 under the prior accounting rule.

     We completed the first and second steps of the transitional goodwill impairment test as of June 30, 2002 and September 30, 2002, respectively. We recorded $18.9 million in impairment charges, net of taxes, for goodwill not expected to be realized upon the disposition of our Asset-based lending, Factored Receivables and Commercial leasing businesses. As required by the transitional provisions of Statement of Financial Accounting Standards No. 142, the impairment loss is measured and recorded as of the date of adoption and recognized as the cumulative effect of a change in accounting principle as of January 1, 2002.

Income Taxes

     We recorded a tax benefit of $1.9 million for the first quarter of 2002. This tax benefit included tax expense of $2.1 million on pre-tax earnings of $7.6 million offset by a tax benefit of $4.0 million related to the loss incurred on the 2001 stock sale by Bay View Bank of the legal entity BVFMAC. The $4.0 million tax benefit was a result of a change in federal tax law that occurred in the first quarter of 2002 allowing us to deduct a portion of the loss associated with the sale of BVFMAC. The effective tax rate used in computing the $2.1 million of tax expense for the first quarter of 2002 was 41.5%. This effective tax rate differs from the statutory rate primarily due to the impact of state taxes.

Capital Securities

     On December 21, 1998, we issued $90 million of Capital Securities through Bay View Capital I, a business trust formed to issue the securities. The Capital Securities, which were sold in an underwritten public offering, accrue quarterly cumulative distributions at an annual rate of 9.76% of the liquidation value of $25 per share. Dividend expense on the Capital Securities was $2.6 million for the first quarter of 2002.

     In September of 2000, we entered into an agreement with the FRB which requires that we obtain their approval prior to disbursing any dividends associated with our Capital Securities. Beginning with the third quarter of 2000, we began deferring distributions quarterly in accordance with the terms of the Capital Securities. During this period, deferred distributions were accrued at an annual rate of 9.76% of the liquidation amount of $25 per Capital Security, plus accumulated additional distributions at the same rate, compounded quarterly, on any unpaid distributions. Deferred distributions and interest, which were fully accrued, were $16.6 million at March 31, 2002.

Balance Sheet Analysis

     Our total assets were $595.2 million at March 31, 2003 as compared to $875.5 million at December 31, 2002. The decrease in total assets was primarily a result of the utilization of cash and cash equivalents to repay maturing brokered CD’s, loan sales and prepayments, and the continued runoff of the auto lease portfolio.

Securities

     The following table illustrates our securities portfolio as of the dates indicated:

	March 31,	December 31,
	2003	2002

	(Dollars in thousands)
Available-for-sale
Asset-backed securities	$747	$6,267
Retained interests in auto securitizations	32,413	31,870

Total investment securities	33,160	38,137

Mortgage-backed securities:
Fannie Mae	15,546	18,096
Freddie Mac	11,843	13,335
Collateralized mortgage obligations	674	1,085

Total mortgage-backed securities	28,063	32,516

Total securities available-for-sale	$61,223	$70,653

     In accordance with liquidation basis accounting, our investment securities are classified as available-for-sale and recorded at their net realizable value. Adjustments to net realizable value, if any, are recorded on a quarterly basis in earnings through the adjustment for liquidation basis.

     We sold $2.7 million of asset-backed securities and $0.1 million of mortgage-backed securities during the first quarter of 2003. Gross losses of $33,000 were realized on the sales. There were no purchases of investment securities during the first quarter of 2003.

Loans and Leases

     The following table illustrates our loan and lease portfolio as of the dates indicated:

	March 31,	December 31,
	2003	2002

	(Dollars in thousands)
Loans and leases receivable:
Auto loans (1)	$157,701	$142,357
Other loans:
Multi-family mortgage loans	1,417	2,443
Commercial mortgage loans	3,061	7,712
Franchise loans	37,849	46,928
Asset-based loans, syndicated loans, factored receivables and commercial leases	24,261	104,362
Business loans	7,206	7,212

Total other loans	73,794	168,657

Loans and leases receivable (2)(3)	$231,495	$311,014

(1)	Amounts exclude auto-related operating lease assets reported separately from loans and leases totaling $154.0 million at March 31, 2003 and $191.0 million at December 31, 2002.

(2)	All loans and leases are classified as held-for-sale at March 31, 2003 and December 31, 2002.

(3)	Includes mark-to-market valuation reserves of $24.1 million and $35.1 million at March 31, 2003 and December 31, 2002, respectively.

     The decrease in loans and leases receivable at March 31, 2003, as compared to December 31, 2002 was primarily due to the impact of loan sales and repayments during the first quarter of 2003 pursuant to the Plan. During the quarter, we completed the sale of approximately $115.4 million of loans and received an additional $35.8 million in loan repayments. These loan sales and repayments, totaling $151.2 million, were comprised of $74.0 million of asset-based loans, $57.8 million of auto loans, $7.0 million of franchise loans, $5.1 million of syndicated loans, $4.2 million of commercial real estate loans, $2.4 million of multi-family mortgage loans and $0.7 million of factored receivables and commercial leases. At March 31, 2003, our remaining investment in loans to be liquidated was reduced to approximately $74 million from $169 million at December 31, 2002 and $664 million at September 30, 2002. In connection with the Plan, our loans and leases receivable is classified as held-for-sale at March 31, 2003.

     We continue to originate auto loans through Bay View Acceptance Corporation (“BVAC”), our auto finance company, but ceased all other loan production activities during the fourth quarter of 2002. BVAC originated $71.6 million of auto loans for the quarter compared to $69.4 million for the fourth quarter of 2002. First quarter auto loan production consisted of 2,533 loan fundings representing the $71.6 million. Weighted average coupon interest rates originated during the quarter were 8.70%; FICO credit scores originated in the quarter averaged 728. At March 31, 2003, BVAC was servicing 35,200 loans representing $601 million.

     The following table illustrates our loan and lease originations for the periods indicated:

	For the Three Months Ended

	March 31,	March 31,
	2003	2002

	(Dollars in thousands)
Loan and lease originations:
Auto loans	$71,635	$82,402
Home equity loans and lines of credit	—	23,878
Multi-family and commercial mortgage loans	—	113,179
Asset-based loans, syndicated loans, factored receivables and commercial leases	—	8,252
Business loans	—	6,831

Total originations	$71,635	$234,542

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

     The following table illustrates our nonperforming assets as of the dates indicated:

	March 31,	December 31,
	2003	2002

	(Dollars in thousands)
Nonaccrual loans and leases	$18,695	$24,683
Real estate owned	3,104	2,402
Other repossessed assets	209	183

Nonperforming assets	$22,008	$27,268

     The decrease in total nonperforming assets at March 31, 2003, as compared to December 31, 2002, was primarily due to decreases in nonaccruing franchise loans and syndicated loans, resulting from loan sales and prepayments. Our nonperforming assets include mark-to-market valuation reserves of $9.9 million and $16.4 million at March 31, 2003 and December 31, 2002, respectively. Nonperforming assets excluding franchise-related assets were $4.6 million at March 31, 2003, as compared to $6.3 million at December 31, 2002, while non-franchise nonaccrual loans and leases were $4.1 million at March 31, 2003 as compared to $5.9 million at December 31, 2002.

     The following table illustrates, by loans and leases category, nonperforming assets and nonperforming assets as a percentage of consolidated total assets:

	Nonperforming Assets
	as a Percentage of Consolidated Total Assets

	March 31, 2003		December 31, 2002

		(Dollars in thousands)
Loans and leases:
Auto loans	$248	0.04%	$284	0.03%
Multi-family mortgage loans	9	0.00	84	0.01
Commercial real estate loans	936	0.16	948	0.11
Franchise loans	17,451	2.93	21,005	2.40
Asset-based loans, syndicated loans, factored receivables and commercial leases	3,261	0.55	4,850	0.55
Business loans	103	0.02	97	0.01

Total	$22,008	3.70%	$27,268	3.11%

     Total loans and leases delinquent 60 days or more at March 31, 2003 were $8.5 million as compared to $17.8 million at December 31, 2002. Delinquent franchise related loans were $6.4 million at March 31, 2003 as compared to $15.5 million at December 31, 2002. Total loans and leases delinquent 60 days or more as a percentage of loans and leases receivable was 3.68% at March 31, 2003 as compared to 5.71% at December 31, 2002.

Deposits

     The following table illustrates deposits as of the dates indicated:

	March 31, 2003		December 31, 2002

	Amount	Rates	Amount	Rates

		(Dollars in thousands)
Brokered certificates of deposit	$—	—%	$224,189	2.35%

Total	$—	—%	$224,189	2.35%

     We repaid the $224.2 million of brokered CD’s which had been outstanding at December 31, 2002 and matured during the quarter.

Borrowings

     At March 31, 2003, our remaining borrowings totaled $46.3 million and consisted solely of the financing secured by our auto lease contractual cash flows.

Capital Securities

     As announced in 2002, the holders of the Capital Securities approved an early redemption of the Capital Securities at the option of individual security holders. We originally intended to complete this early redemption offer during the first quarter of 2003. However, to date, we have received limited expressions of interest in the optional redemption from the holders of the Capital Securities. The optional redemption offer will be reconsidered at the end of the second quarter.

Liquidity

     The objective of our liquidity management program is to ensure that funds are available in a timely manner to meet the loan demand of our auto finance company, BVAC, and to service other liabilities as they come due, without causing an undue amount of cost or risk, and without causing a disruption to normal operating conditions. Liquid assets, as defined by us, include cash and cash equivalents in excess of the minimum levels necessary to carry out normal business operations, federal funds sold, commercial paper and other short-term investments.

     Prior to the assumption of our retail deposits by U.S. Bank on November 1, 2002, our retail deposits and ability to borrow from the Federal Home Loan Bank of San Francisco had been our principal source of liquidity. With our stockholders’ authorization of the Plan and the completion of the U.S. Bank transaction, our sources of liquidity have been limited. Since the U.S. Bank transaction, we have relied upon the proceeds from our liquidation and the disposition of our assets to fund the loan demand of BVAC; repay maturing brokered certificates of deposit and other liabilities; and to meet other working capital needs.

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

     On December 31, 2002, following approval by the FRB of San Francisco, we paid cumulative deferred distributions, interest on the deferred distributions and the current quarterly distribution on our Capital Securities. We continue to be required to obtain approval from the FRB of San Francisco for future quarterly distributions until such time as the agreement is terminated.

     At March 31, 2003, we had cash and cash equivalents of $80.9 million. At this same date, we had $184 million of obligations for borrowings, the Capital Securities, and other liabilities. The funding to repay these obligations will be generated from proceeds from additional loan repayments, asset dispositions and an anticipated auto loan securitization during the second quarter. Additionally, we are in the process of negotiating a revolving line of credit facility to finance BVAC’s current portfolio of auto loans and its future originations of auto loans. It is anticipated that this credit facility will be in place by the latter part of the second quarter. BVAC intends to periodically securitize and sell its production of auto loans in order to repay the line of credit. There can be no assurances that the Company will be successful in obtaining this financing.

Capital Resources

     Management seeks to maintain adequate capital to support anticipated credit risks and to ensure that Bay View Capital Corporation and Bay View Bank are in compliance with all regulatory capital guidelines.

     With our adoption of liquidation basis accounting effective September 30, 2002, our stockholders’ equity was transferred to net assets in liquidation. Our net assets in liquidation totaled $411.0 million at March 31, 2003 or $6.41 in net assets in liquidation per outstanding share based on 64,120,863 diluted common shares in liquidation. At December 31, 2002, our net assets in liquidation totaled $410.1 million, or $6.43 in net assets in liquidation per outstanding share at December 31, 2002 based on 63,747,157 diluted common shares in liquidation.

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

     Bay View Bank’s regulatory capital levels at March 31, 2003 exceeded the requirements necessary to be considered well-capitalized as illustrated in the following table:

			Minimum		Well-Capitalized
	Actual		Requirement		Requirement

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Tier 1 leverage	$487,110	69.49%	$28,041	4.00%	$35,051	5.00%
Tier 1 risk-based	$487,110	99.80%	$19,524	4.00%	$29,286	6.00%
Total risk-based	$487,110	99.80%	$39,049	8.00%	$48,811	10.00%

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

     At March 31, 2003, Bay View Capital Corporation’s regulatory capital levels exceeded the requirements necessary to be considered adequately capitalized as illustrated in the following table:

			Minimum
	Actual		Requirement

	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Tier 1 leverage	$500,914	68.37%	$29,308	4.00%
Tier 1 risk-based	$500,914	97.90%	$20,467	4.00%
Total risk-based	$500,914	97.90%	$40,934	8.00%

Share Repurchase Program

     Our outstanding shares of common stock were 63,537,590 at March 31, 2003 and 62,947,396 at December 31, 2002. The outstanding shares in liquidation (including potential dilutive common shares) used for computing net assets in liquidation per outstanding share at March 31, 2003 and December 31, 2002 were 64,120,863 and 63,747,157 shares, respectively.

     In August 1998, our Board of Directors authorized the repurchase of up to $50 million in shares of our common stock. At March 31, 2003, we had approximately $17.6 million in remaining authorization available for future share repurchases. Pursuant to our agreement with the FRB of San Francisco, we must obtain prior written approval before repurchasing shares.

Recent Accounting Pronouncements

     In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34 which was superseded. FIN 45 elaborates on the existing disclosure requirements for most guarantees and requires that guarantors recognize a liability for the fair value of guarantees at inception. The disclosure requirements of this Interpretation are required for financial statement periods ended after December 15, 2002. The initial recognition and measurement provisions of FIN 45 are applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of the measurement provisions of FIN 45 does not have a material impact on the Company’s net assets in liquidation.

     In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” The purpose of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will be required to consolidate that entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and /or receive a majority of the VIE’s expected residual returns, if they occur. New disclosure requirements are also prescribed by FIN 46. FIN 46 became effective upon its issuance. As of March 31, 2003, the Company did not have any VIE’s for which this interpretation would be applicable.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Asset and Liability Management

     The objective of our asset and liability management has historically been to measure interest rate and liquidity risks in order to manage the type and mix of our interest-earning assets and interest-bearing liabilities within safe and sound parameters—thereby optimizing net interest income and the market value of equity. To measure interest rate risk, we used simulation analysis as well as asset and liability repricing or “gap” analysis.

     As a result of the decision to proceed with the Plan, the Company and the Bank have been primarily engaged in asset disposition activities. Since November 1, 2002, the Bank has not operated any branches, accepted any deposits, nor otherwise conducted traditional banking activities. With the liquidation that has been accomplished through March 31, 2003—in which we have sold our retail banking assets and repaid all deposits—the Bank substantively no longer operates as a financial institution. By March 31, 2003, approximately 69% of consolidated assets were funded by equity capital.

     BVAC, our auto finance company, is the only significant subsidiary of the Company that is currently conducting on-going operations. As a result of the liquidation, it is now operating as an independent finance company rather than a portfolio-lending unit of the Bank. BVAC is originating auto loans for sale or securitization and anticipates completing such sales or securitizations not less than semi-annually. Prior to sale or securitization, we anticipate funding these loans through a combination of a revolving line of credit facility and equity capital, and hedging our market value risk in these loans between the origination and sale or securitization dates.

     The Company is proceeding with the liquidation of all other assets and liabilities. With the exception of our investment in operating lease assets, we anticipate that this liquidation process will be substantially completed by the end of 2003. The operating lease assets are fixed rate auto leases, which are funded by a combination of fixed rate debt and equity capital. The liquidation of these assets will be completed by the end of the third quarter of 2005.

     For these reasons, management believes that the Company’s remaining sensitivity to interest rates has been minimized. Accordingly, management no longer considers our historical asset and liability management process to be a relevant element of our current financial management process. Furthermore, the Company no longer retains the capacity to actively manage the composition of interest-earning assets and interest-bearing liabilities, beyond the liquidation of existing assets and repayment of existing liabilities, because of the limitations of the liquidation process. Accordingly, our previous disclosures of interest rate sensitivity, including the results of our simulation and gap analyses, are no longer being provided.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 12(a) — and 15(d) — 14(c)) as of a date within 90 days of the filing of this quarterly report, have concluded that, as of such date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

(b)	Changes in internal controls. There have been no changes in the Company’s internal controls or in the other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. As a result, no corrective actions were required or undertaken.

     PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved as plaintiff or defendant in various legal actions and are occasionally exposed to unasserted claims arising in the normal course of business. In the opinion of management, after consultation with counsel, the resolution of these legal actions will not have a material adverse effect on our consolidated financial condition or results of operations.

Item 2.	Changes in Securities
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
None

Item 5.	Other Information
None

Item 6.	Exhibits and Reports on Form 8-K

a(i)	None

b(i)	The Registrant filed the following report on Form 8-K dated January 31, 2003 during the three months ended March 31, 2003:

On January 31, 2003, the Registrant filed Exhibit 99.1 a copy of its earnings release for the quarter ended December 31, 2002.

b(ii)	The Registrant filed the following report on Form 8-K dated February 24, 2003 during the three months ended September 30, 2002:

The Board of Directors established April 24, 2003 as the date of the Annual Meeting of Stockholders.

b(iii)	The Registrant filed the following report on Form 8-K dated March 25, 2003 during the three months ended March 31, 2003:

On March 25, 2003, the Registrant filed as Exhibit 99.1 a copy of the Company’s letter to stockholders from its Chairman and Chief Executive Officer, which was included in the package sent to stockholders for the Annual meeting on April 24, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAY VIEW CAPITAL CORPORATION Registrant

DATE: May 15, 2003	BY:	/s/ John Okubo

John Okubo
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER OF BAY VIEW CAPITAL CORPORATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     We certify that, to the best of our knowledge and belief, the Quarterly Report on Form 10-Q of Bay View Capital Corporation for the period ending March 31, 2003:

(1)	complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Bay View Capital Corporation.

BY:	/s/ Charles G. Cooper	BY:	/s/ John Okubo

	Charles G. Cooper		John Okubo
	President and Chief Executive Officer		Executive Vice President and Chief Financial Officer

DATE: May 15, 2003

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

Date: May 15, 2003

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

Date: May 15, 2003

/s/ John Okubo

John Okubo
Executive Vice President and
Chief Financial Officer