Form 10-Q
period 2003-06-30
BAY VIEW CAPITAL CORP
filed 2003-08-14
CIK 840387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, Par Value $.01	Outstanding at July 31, 2003
(Title of Class)	63,674,626 shares

FORM 10-Q
INDEX

BAY VIEW CAPITAL CORPORATION

Page(s)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited):
Consolidated Statements of Net Assets (Liquidation Basis)	4
Consolidated Statements of Changes in Net Assets in Liquidation (Liquidation Basis)	5
Consolidated Statements of Operations and Comprehensive Loss	6-7
Consolidated Statements of Stockholders’ Equity (Going Concern Basis)	8
Consolidated Statements of Cash Flows	9-10
Notes to Consolidated Financial Statements	11-17
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-33
Item 3. Quantitative and Qualitative Disclosures About Market Risk	34
Item 4. Controls and Procedures	34
PART II. OTHER INFORMATION
Other Information	35
Signatures	37

Forward-Looking Statements

     This Form 10-Q contains forward-looking statements that describe the implementation and timing of the Plan of Dissolution and Stockholder Liquidity (the “Plan”) adopted by the stockholders of Bay View Capital Corporation (the “Company”) on October 3, 2002. These forward-looking statements are based on assumptions as of the date of this Form 10-Q and involve risks and uncertainties. Accordingly, the results of the Company’s dissolution and the timing and amounts of stockholder distributions may differ materially from those that the Company currently anticipates. The factors that may affect these forward-looking statements include the following:

•	The distributions the Company proposes to make in the future to its stockholders are subject to a number of contingencies. The factors that could reduce the amounts ultimately distributed or that could cause a delay in making the distributions include the following:

♦	Until the dissolution of Bay View Bank, N.A. (the “Bank”) is completed later this year, a number of actions the Company and the Bank intend to take, including distributions to the Company’s stockholders, cannot be taken unless approvals are obtained from the Board of Governors of the Federal Reserve System (the “FRB”) in the case of the Company and the Office of the Comptroller of the Currency (the “OCC”) in the case of the Bank;

♦	Unforeseen delays in the disposition of the assets of the Company and the Bank and their formal dissolution may occur;

♦	The realization of the Company’s deferred tax assets could be less than the Company currently projects;

♦	The Company and the Bank may encounter difficulty in selling some of their assets, and certain assets may not be able to be sold for the prices the Company and the Bank currently anticipate;

♦	The Company and the Bank may not be able to discharge certain liabilities for the amounts the Company and the Bank currently estimate;

♦	The Company and the Bank may incur or discover presently unanticipated claims, liabilities or expenses;

♦	The amounts the Bank is able to distribute to the Company and the amounts the Company is able to distribute to its stockholders could be adversely affected by the results of operations of the Company’s and the Bank’s remaining operations, particularly in the case of Bay View Acceptance Corporation (“BVAC”) while the dissolution process is being implemented;

♦	These estimates of the distribution amounts include projections of future events and performance as distant as 2006 and, accordingly, are inherently subject to many uncertainties;

♦	The expenses of the disposition of assets and the dissolution proceeds may exceed the amounts currently estimated; and

♦	Court proceedings could restrict or delay distributions to stockholders if claimants or creditors satisfy the court that the amounts to be distributed by the Bank or the Company to stockholders are needed to provide for the payment of expenses and liabilities of the Company or the Bank; or, if the amounts ultimately required to discharge the expenses and liabilities of the Company or the Bank in full exceeds the value of the remaining assets of the Company or the Bank, respectively.

•	The Company’s stockholders could be liable to the extent they receive distributions in the event the Company does not make adequate provision for all of its expenses and liabilities, including its contingent liabilities, as part of its dissolution.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bay View Capital Corporation and Subsidiaries
Consolidated Statements of Net Assets (Liquidation Basis)
(Unaudited)

	June 30, 2003	December 31, 2002

	(Dollars in thousands)
ASSETS
Cash and cash equivalents:
Cash and due from depository institutions	$35,981	$71,611
Short-term investments	46,640	151,684

	82,621	223,295
Securities available-for-sale:
Investment securities	31,491	38,137
Mortgage-backed securities	24,011	32,516
Loans and leases held-for-sale	265,929	311,014
Investment in operating lease assets, net	117,716	191,005
Investment in stock of the Federal Home Loan Bank of San Francisco	499	16,075
Investment in stock of the Federal Reserve Bank	13,659	13,659
Real estate owned, net	8,518	2,402
Premises and equipment, net	477	1,327
Repossessed vehicles	225	502
Income taxes, net	6,500	—
Other assets	41,212	45,613

Total assets	$592,858	$875,545

LIABILITIES
Deposits:
Brokered certificates of deposit	—	224,189

	—	224,189
Other borrowings	47,546	61,969
Income taxes, net	—	8,646
Deferred gain	12,817	12,817
Other liabilities	17,366	23,907
Reserve for estimated costs during the period of liquidation	15,265	43,953

Total liabilities	92,994	375,481

Guaranteed Preferred Beneficial Interest in the Company’s Junior Subordinated Debentures (“Capital Securities”)	90,000	90,000

Net assets in liquidation	$409,864	$410,064

The accompanying notes are an integral part of these consolidated financial statements.

Bay View Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets in Liquidation (Liquidation Basis)
(Unaudited)

	For the Three	For the Six
	Months Ended	Months Ended

	June 30, 2003	June 30, 2003

	(Dollars in thousands)
Net assets in liquidation at beginning of period	$410,964	$410,064
Pre-tax income from operations	720	2,135
Changes in estimated values of assets and liabilities	(924)	(2,588)
Income tax benefit	786	1,588

Net income from operations	582	1,135
Dividends on Capital Securities	(2,251)	(4,502)
Other changes in net assets in liquidation	569	3,167

Net assets in liquidation at end of period	$409,864	$409,864

The accompanying notes are an integral part of these consolidated financial statements.

Bay View Capital Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the Three	For the Six
	Months Ended	Months Ended

	June 30, 2002	June 30, 2002

	Going Concern Basis

	(Amounts in thousands, except per share
	amounts)
Interest income:
Interest on loans and leases	$45,563	$92,034
Interest on mortgage-backed securities	3,014	6,565
Interest and dividends on investment securities	3,906	7,577

	52,483	106,176
Interest expense:
Interest on deposits	13,529	28,531
Interest on borrowings	1,792	3,624
Interest on Subordinated Notes	3,715	7,430

	19,036	39,585
Net interest income	33,447	66,591
Provision for losses on loans and leases	3,600	8,500

Net interest income after provision for losses on loans and leases	29,847	58,091
Noninterest income:
Leasing income	18,953	39,302
Loan fees and charges	1,193	2,486
Loan servicing income	208	413
Account fees	1,983	3,919
Sales commissions	1,944	3,784
Gain on sale of assets and liabilities, net	203	535
Other, net	916	1,143

	25,400	51,582
Noninterest expense:
General and administrative	30,536	61,328
Litigation settlement expense	13,100	13,100
Leasing expenses	16,066	31,073
Real estate owned operations, net	328	868
Provision for losses on real estate owned	—	204
Amortization of intangible assets	331	662

	60,361	107,235
Income (loss) from operations	(5,114)	2,438
Income tax benefit	(3,658)	(5,593)
Dividends on Capital Securities	2,626	5,199

Income (loss) before cumulative effect of change in accounting principle	(4,082)	2,832
Cumulative effect of change in accounting principle, net of applicable taxes of $2.3 million	—	(18,920)

Net loss	$(4,082)	$(16,088)

Bay View Capital Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss (continued)
(Unaudited)

	For the Three	For the Six
	Months Ended	Months Ended

	June 30, 2002	June 30, 2002

	Going Concern Basis

	(Amounts in thousands, except per share
	amounts)
Basic earnings per share before cumulative effect of change in accounting principle	$(0.07)	$0.04
Cumulative effect of change in accounting principle, net	—	(0.30)

Net basic loss per share	$(0.07)	$(0.26)

Diluted earnings per share before cumulative effect of change in accounting principle	$(0.07)	$0.04
Cumulative effect of change in accounting principle, net	—	(0.30)

Net diluted loss per share	$(0.07)	$(0.26)

Weighted-average basic shares outstanding	62,715	62,697

Weighted-average diluted shares outstanding	62,715	63,216

Net loss	$(4,082)	$(16,088)
Other comprehensive income (loss), net of tax:
Change in unrealized gain on securities available-for-sale, net of tax expense of $219 and $4 for the three- and six-month periods ended June 30, 2002	302	5

Other comprehensive income (loss)	302	5

Comprehensive loss	$(3,780)	$(16,083)

The accompanying notes are an integral part of these consolidated financial statements.

Bay View Capital Corporation and Subsidiaries
Consolidated Statement of Stockholders’ Equity (Going Concern Basis)
(Unaudited)

	Number		Additional
	of Shares	Common	Paid-in	Accumulated	Treasury
	Issued	Stock	Capital	Deficit	Stock

	(Amounts in thousands, except per share amounts)
Balance at December 31, 2001	62,628	$626	$595,258	$(258,047)	$(808)
Exercise of stock options, including tax benefits	85	1	417	—	—
Distribution of director’s retirement plan shares	24	—	45	—	—
Exercise of stock warrants	10	—	165	—	—
Expense recognized on stock options with below market strike price	—	—	1,343	—	—
Change in unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—
Change in debt of ESOP	—	—	—	—	—
Net loss	—	—	—	(16,088)	—
Other	—	—	—	5	—

Balance at June 30, 2002	62,747	$627	$597,228	$(274,130)	$(808)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Unrealized
	Gain on	Minimum	Debt of
	Securities	Pension	Employee
	Available-for-	Liability	Stock	Total
	Sale,	Adjustment,	Ownership	Stockholders’
	Net of Tax	Net of Tax	Plan	Equity

	(Amounts in thousands, except per share amounts)
Balance at December 31, 2001	$523	$(294)	$(1,071)	$336,187
Exercise of stock options, including tax benefits	—	—	—	418
Distribution of director’s retirement plan shares	—	—	—	45
Exercise of stock warrants	—	—	—	165
Expense recognized on stock options with below market strike price	—	—	—	1,343
Change in unrealized gain on securities available-for-sale, net of tax	5	—	—	5
Change in debt of ESOP	—	—	1,071	1,071
Net loss	—	—	—	(16,088)
Other	—	—	—	5

Balance at June 30, 2002	$528	$(294)	$—	$323,151

The accompanying notes are an integral part of these consolidated financial statements.

Bay View Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended

	June 30,	June 30,
	2003	2002

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss and certain changes in net assets in liquidation	$(3,367)	$(16,088)
Adjustments to reconcile net loss and certain changes in net assets in liquidation to net cash provided by operating activities:
Amortization of intangible assets	—	662
Net increase in loans and leases held-for-sale resulting from originations, net of repayments	(73,494)	—
Proceeds from sales of loans and leases held-for-sale	115,466	37,859
Provision for losses on loans and leases and real estate owned	—	8,704
Depreciation and amortization of premises and equipment	298	1,844
Depreciation and amortization of investment in operating lease assets	16,572	24,581
Accretion of retained interests in securitizations	(1,489)	—
Amortization of premiums, net of discount accretion	(3,107)	5,674
(Gain) loss on sale of assets and liabilities, net	32	(535)
Increase in other assets	(2,089)	(34,093)
Decrease in other liabilities	(15,187)	(24,057)
Decrease in reserve for estimated costs during the period of liquidation	(26,616)	—
Adjustment for liquidation basis	2,588	—
Cumulative effect of change in accounting principle, net of taxes	—	18,920
Other, net	1,232	3,490

Net cash provided by operating activities	10,839	26,961

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans and leases held-for-investment resulting from originations, net of repayments	—	52,733
Decrease in investment in operating lease assets	51,085	—
Purchases of mortgage-backed securities	—	(59,984)
Purchases of investment securities	—	(54,930)
Principal payments on mortgage-backed securities	7,965	88,040
Principal payments on investment securities	5,156	28,118
Proceeds from sale of mortgage-backed securities available-for-sale	130	92,633
Proceeds from sale of investment securities available-for-sale	2,735	—
Proceeds from sale of real estate owned	2	4,302
Additions to premises and equipment	(17)	(116)
Decrease in investment in stock of the Federal Home Loan Bank of San Francisco	15,576	8,545
Increase in investment in stock of the Federal Reserve Bank	—	(1,438)
Other, net	—	(12)

Net cash provided by investing activities	82,632	157,891

Bay View Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	For the Six Months Ended

	June 30,	June 30,
	2003	2002

	(Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	$(224,189)	$(202,126)
Proceeds from advances from the Federal Home Loan Bank of San Francisco	—	2,490,000
Repayment of advances from the Federal Home Loan Bank of San Francisco	—	(2,490,000)
Net increase in warehouse lines outstanding	13,137	—
Net decrease in other borrowings	(26,260)	(41,543)
Proceeds from issuance of common stock	3,167	628

Net cash used in financing activities	(234,145)	(243,041)

Net decrease in cash and cash equivalents	(140,674)	(58,189)
Cash and cash equivalents at beginning of period	223,295	521,388

Cash and cash equivalents at end of period	$82,621	$463,199

Cash paid during the period for:
Interest	$7,343	$39,979
Income taxes	$13,603	$854
Supplemental non-cash investing and financing activities:
Loans transferred to real estate owned	$6,970	$—
Loans transferred from held-for-investment to held-for-sale	$—	$24,255

     The accompanying notes are an integral part of these consolidated financial statements.

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2003
(Unaudited)

Note 1. Basis of Presentation

     The information provided in the consolidated financial statements as of and for the three- and six-month periods ended June 30, 2003 reflects our adoption of liquidation basis accounting effective September 30, 2002 in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Liquidation basis accounting requires us to value our assets at their estimated net realizable values and our liabilities to include accruals for estimated costs associated with carrying out the Plan of Dissolution and Stockholder Liquidity (the “Plan”). The consolidated statement of operations and comprehensive loss for the three- and six-month periods ended June 30, 2002, the consolidated statement of stockholders’ equity for the six months ended June 30, 2002, and the consolidated statement of cash flows for the six months ended June 30, 2002 have been prepared using the historical cost (going concern) basis of accounting on which the Company had previously reported its financial position and results of operations.

     The consolidated financial statements include the accounts of Bay View Capital Corporation (the “Company”), a bank holding company incorporated under the laws of the state of Delaware, and our wholly-owned subsidiaries: Bay View Bank, N.A. (the “Bank”), a national bank; Bay View Securitization Corporation, a Delaware corporation; Bay View Capital I, a Delaware business trust; FMAC Insurance Services, a Delaware corporation; FMAC 2000-A Holding Company, a California corporation; and FMAC Franchise Receivables Corporation, a California corporation. The Bank includes its wholly-owned subsidiaries: Bay View Acceptance Corporation (“BVAC”), a Nevada corporation; Bay View Commercial Finance Group, a California corporation; XBVBKRS, Inc., a California corporation; MoneyCare, Inc., a California corporation; and Bay View Auxiliary Corporation, a California corporation. All significant intercompany accounts and transactions have been eliminated.

     Through BVAC, the Bank continues to operate its auto finance business in 24 states. In 2003, we intend to transfer BVAC from the Bank to the Company, subject to regulatory approval. The Company believes this will allow for a full liquidation of the Bank while BVAC continues to originate new loans and expand geographically during the Company’s liquidation period, which is anticipated to be completed by September 2005. The Company intends to spin off BVAC to stockholders or sell it at the end of the liquidation period.

     The information provided in these interim financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of our net assets in liquidation as of June 30, 2003, the changes in net assets in liquidation for the three- and six-month periods ended June 30, 2003, the results of our operations for the three- and six-month periods ended June 30, 2002, and cash flows for the six-month periods ended June 30, 2003 and 2002. These adjustments are primarily liquidation basis mark-to-market adjustments and expense accruals. As necessary, reclassifications have been made to prior period amounts to conform to the current period presentation. These reclassifications had no effect on our financial position and results of operations. These interim financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all of the necessary information and footnotes for a presentation in conformity with GAAP.

     The information included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” was written assuming that you have read or have access to our 2002 Annual Report on Form 10-K, which contains the latest audited consolidated financial statements and notes, along with Management’s Discussion and Analysis of Financial Condition as of December 31, 2002 and 2001 and Results of Operations for the years ended December 31, 2002, 2001 and 2000. Accordingly, only certain changes in financial condition and results of operations are discussed in this Form 10-Q. Furthermore, the interim financial results for the three-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2003
(Unaudited)

Recent Accounting Pronouncements

     In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under Statement No. 133. This statement is effective for contracts entered into or modified after June 30, 2003. The Company believes that Statement No. 149 will not have a significant impact on its financial statements.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Based on Statement No. 150, the liability associated with the Company’s Guaranteed Preferred Beneficial Interest in the Company’s Junior Subordinated Debentures has been classified as a liability in the consolidated financial statements effective July 1, 2003.

Note 2. Plan of Dissolution and Stockholder Liquidity

     On October 3, 2002, a majority of the Company’s common stockholders approved the Company’s Plan and the sale of the Bank’s retail banking assets to U.S. Bank, N.A. (“U.S. Bank”). As a result of these approvals and the close of the U.S. Bank transaction on November 1, 2002, we adopted liquidation basis accounting effective September 30, 2002 in accordance with GAAP. Accordingly, assets have been valued at their estimated net realizable values and liabilities include accruals for estimated costs associated with carrying out the Plan. In accordance with liquidation basis accounting, our stockholders’ equity was transferred to net assets in liquidation. Our net assets in liquidation totaled $409.9 million at June 30, 2003 or $6.37 in net assets in liquidation per outstanding share based on 64,351,924 diluted common shares in liquidation.

     The Plan outlines the steps necessary to fully liquidate the Company. We completed the sale of the Bank’s retail banking assets to U.S. Bank on November 1, 2002. Our remaining assets are being disposed of in an orderly manner; remaining liabilities, including our outstanding debt, the Capital Securities and other liabilities will be repaid.

     On June 30, 2003, the Bank commenced a plan of dissolution and liquidation under which the Bank will sell all of its assets, satisfy or discharge all of its known and currently due and payable liabilities and distribute the remaining proceeds to the Company, the Bank’s sole shareholder. Under this plan, persons that may have claims that are not currently due and payable or are otherwise contingent will have such claims satisfied or discharged by the Bank or such claims will be assigned to and assumed by the Company. The dissolution and liquidation of the Bank is contemplated by the Company’s Plan. The Company currently anticipates completing the dissolution of the Bank during the fourth quarter of 2003.

     We recorded net charges of $0.9 million and $2.6 million for additional liquidation valuation adjustments during the three- and six-month periods ended June 30, 2003, respectively, due to the declining net realizable values of our assets in liquidation, primarily the residual values of our auto lease portfolio.

     Under liquidation basis accounting, we have estimated future liabilities associated with carrying out the Plan. We have not reflected any future revenues and expenses of an operating nature, as such revenues and expenses will be recognized when realized.

Note 3. Earnings Per Share

     Basic earnings per share are calculated by dividing net earnings or loss for the period by the weighted-average common shares outstanding for that period. There is no adjustment to the number of outstanding shares for potential dilutive instruments, such as stock options. Diluted earnings per share takes into account the potential dilutive impact of such instruments and uses the average share price for the period in determining the number of incremental shares to add to the weighted-average number of shares outstanding. Under liquidation basis accounting, earnings per share information is not presented. Accordingly, the earnings per share information set forth below is only for the three- and six-month periods ended June 30, 2002.

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2003
(Unaudited)

     The following table illustrates the calculation of basic and diluted earnings (loss) per share for the periods indicated:

	For the Three	For the Six
	Months Ended	Months Ended

	June 30, 2002	June 30, 2002

	(Amounts in thousands,
	except per share amounts)
Net earnings (loss) available to common stockholders	$(4,082)	$(16,088)
Weighted-average basic shares outstanding	62,715	62,697
Add: Dilutive potential common shares	—	519

Weighted-average diluted shares outstanding	62,715	63,216

Basic earnings (loss) per share	$(0.07)	$(0.26)

Diluted earnings (loss) per share	$(0.07)	$(0.26)

Note 4. Stock Options

     As of June 30, 2003, we had five employee stock option plans and three non-employee director stock option plans. The employee stock option plans include the “Amended and Restated 1986 Stock Option and Incentive Plan,” the “Amended and Restated 1995 Stock Option and Incentive Plan,” the “1998-2000 Performance Stock Plan,” the “1999 FMAC Stock Option, Deferred Stock and Restricted Stock Plan,” and the “2001 Stock Option and Incentive Plan,” which authorize the issuance of 1,759,430, 2,500,000, 400,000, 270,576 and 3,200,000 shares of common stock, respectively. The non-employee director stock option plans include the “Amended and Restated 1989 Non-Employee Director Stock Option and Incentive Plan,” the “1998 Non-Employee Director Stock Option and Incentive Plan,” and the “2001 Non-Employee Director Stock Option Plan,” which authorize the issuance of up to 550,000, 200,000, and 500,000 shares of common stock, respectively.

     The following table illustrates the stock options available for grant as of June 30, 2003:

		Non-Employee Director
	Employee Stock Option	Stock Option and
	and Incentive Plans	Incentive Plans	Total

Shares reserved for issuance	8,130,006	1,250,000	9,380,006
Granted	(9,239,892)	(1,137,000)	(10,376,892)
Forfeited	3,027,981	235,000	3,262,981
Expired	(426,688)	(166,000)	(592,688)

Total available for grant	1,491,407	182,000	1,673,407

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2003
(Unaudited)

     At June 30, 2003, we had outstanding options under the plans with expiration dates ranging from the year 2003 through 2014, as illustrated in the following table:

	Number of	Exercise Price	Weighted-Average
	Option Shares	Range	Exercise Price

Outstanding at December 31, 2002	5,201,104	$4.59-34.41	$8.80
Granted	—	—	—
Exercised	(827,500)	4.59-5.41	4.64
Forfeited	(405,222)	5.41-31.63	13.98

Outstanding at June 30, 2003	3,968,382	$4.59-34.41	$9.17

Exercisable at June 30, 2003	3,968,382	$4.59-34.41	$9.17

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

Stock-Based Compensation

     We adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Management believes that adoption of this statement has no impact on the disclosures for the consolidated financial statements as of and for the three- and six-month periods ended June 30, 2003, as these consolidated financial statements are prepared based on the liquidation basis of accounting, and no earnings per share information is required.

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2003
(Unaudited)

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

     Had compensation cost related to our stock option awards to employees and directors been determined under the fair value method prescribed under Statement No. 123, our net loss and loss per share on a going-concern basis would have been the pro forma amounts illustrated in the table below for the periods indicated:

	For the Three	For the Six
	Months Ended	Months Ended

	June 30, 2002	June 30, 2002

	(Dollars in thousands, except per
	share amounts)
As reported net loss in Consolidated Statement of Operations and Comprehensive Loss	$(4,082)	$(16,088)
Stock-based employee compensation expense (determined under fair value method, net of taxes)	(644)	(1,314)

Pro forma net loss, after stock-based employee compensation expense	$(4,726)	$(17,402)

Net loss per share - basic:
As reported	$(0.07)	$(0.26)
Pro forma	$(0.08)	$(0.28)
Net loss per share - diluted:
As reported	$(0.07)	$(0.26)
Pro forma	$(0.08)	$(0.28)

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
June 30, 2003
(Unaudited)

2000. Finally, we may not repurchase any stock without the prior written approval of the Federal Reserve Bank of San Francisco.

     At June 30, 2003, the Company’s regulatory capital levels exceeded minimum regulatory capital requirements while the Bank’s regulatory capital levels exceeded the requirements necessary to be considered well-capitalized.

Note 6. Investment in Operating Lease Assets

     Leasing expense represents expenses related to our auto leasing activities. Because the leases are accounted for as operating leases, the corresponding assets are capitalized and depreciated to their estimated residual values over their lease terms. This depreciation expense is included in leasing expenses, along with the amortization of capitalized initial direct lease costs and impairment charges. Leasing expenses were $8.0 million for the second quarter of 2003 as compared to $16.1 million for the second quarter of 2002. Leasing expenses were $17.4 million for the first six months of 2003 as compared to $31.1 million for the first six months of 2002.

     The Company performs a quarterly impairment analysis of its automobile operating lease portfolio in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” A lease is considered impaired if its gross future undiscounted cash flows are less than the net book value of the lease. The net book value of the lease is defined as the original capitalized cost of the automobile, including initial direct capitalized costs, less the cumulative amount of depreciation recorded against the automobile and the cumulative amount of amortization of the initial direct capitalized costs recorded since the inception of the lease and less any impairment charges recorded-to-date on that lease.

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

     For those leases considered impaired, the Company then estimates the fair value of the lease. The fair value is determined by calculating the present value of the future estimated cash flows, again assuming the probabilities of each of the three disposition scenarios. The present value is calculated using current market rates which are similar

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2003
(Unaudited)

to the original contract lease rate. For those impaired leases where the estimated fair value is less than the net book value, an impairment charge is recorded for the difference. Since the inception of the lease portfolio in June 1998, the Company has recorded additional monthly depreciation charges, also included in leasing expense, to provide for losses that may be incurred at the end of the lease terms. During the first six months of 2003, we recorded $4.8 million of additional mark-to-market writedowns on the auto lease portfolio.

Note 7. Income Taxes

     The Company recorded tax benefits of $0.8 million and $1.6 million for the second quarter and the first six months of 2003, respectively. The effective tax rate used in computing the tax benefit for the first six months of 2003 was 32.1%. The income tax benefit includes the deduction of the dividends on Capital Securities. This expected 2003 effective tax rate is lower than the federal statutory rate primarily due to tax benefits from state income and franchise taxes.

     For the second quarter and the first six months of 2002, the Company recorded tax benefits of $3.7 million and $5.6 million, respectively. The tax benefit for the first six months of 2002 included a tax benefit of $1.6 million on a pre-tax loss of $2.8 million and a tax benefit of $4.0 million related to the impact of a change in U.S. Treasury regulations in 2002 with respect to a loss on the sale of a subsidiary in 2001. The effective tax rate used in computing the $1.6 million tax benefit for the first six months of 2002 was 57.7%.

     As a result of the Company’s Plan, as of December 31, 2002, the Company had recorded a valuation allowance of $21.5 million, which remained unchanged at June 30, 2003. The computation of deferred tax assets, net of the valuation allowance, is based on the projection of future operating income, primarily from the Company’s auto finance business, available to absorb existing deferred tax benefits.

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

     At June 30, 2003, the reserve for estimated costs during the period of liquidation was $15.3 million, including accruals for facilities and severance of $8.3 million and $3.4 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Strategic Overview

     Bay View Capital Corporation (the “Company”) is a commercial bank holding company headquartered in San Mateo, California. Our principal subsidiary is Bay View Bank, N.A. (the “Bank”).

Plan of Dissolution and Stockholder Liquidity

     On August 6, 2002, our Board of Directors approved a plan of dissolution and stockholder liquidity (the “Plan”). Under the Plan, we intend to dispose of our remaining assets in an orderly manner and to collect all additional monies owed to us. We have made and will continue to make adequate reserves for the payment of all of our liabilities and obligations, including all expenses related to the sale of our assets and the Plan. Our Board of Directors, at its discretion, may also set aside a contingency reserve to pay any claims that may arise against us, whether known or unknown. We anticipate making seven liquidating distributions to our stockholders, representing the net proceeds of our asset sales. Any liquidating distributions will be made to our stockholders based on their pro rata ownership of our common stock as of the record date to be established for each distribution.

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

     On June 30, 2003, the Bank commenced a plan of dissolution and liquidation under which the Bank will sell all of its assets, satisfy or discharge all of its known and currently due and payable liabilities and distribute the remaining proceeds to the Company, the Bank’s sole shareholder. Under this plan, persons that may have claims that are not currently due and payable or are otherwise contingent will have such claims satisfied or discharged by the Bank or such claims will be assigned to and assumed by the Company. The dissolution and liquidation of the Bank is contemplated by the Company’s Plan. The Company currently anticipates completing the dissolution of the Bank during the fourth quarter of 2003.

Segments

     Prior to September 30, 2002, we operated two distinct business platforms representing the two basic distribution channels of our primary businesses, retail and commercial banking. However, with our adoption of the Plan, we are now focused on the dissolution and liquidation of the Company’s assets and liabilities, and no longer operate the individual retail and commercial banking businesses or segments. Accordingly, the results for the three- and six-month periods ended June 30, 2002 have been reclassified to conform to the current period presentation.

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

Investment in Operating Lease Assets

     The Company performs a quarterly impairment analysis of its automobile operating lease portfolio in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” A lease is considered impaired if its gross future undiscounted cash flows are less than the net book value of the lease. The net book value of the lease is defined as the original capitalized cost of the automobile, including initial direct capitalized costs, less the cumulative amount of depreciation recorded against the automobile and the cumulative amount of amortization of the initial direct capitalized costs recorded since the inception of the lease and less any impairment charges recorded-to-date on that lease.

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

Income Taxes

     As a result of the Company’s Plan, as of December 31, 2002, the Company had recorded a valuation allowance of $21.5 million, which remained unchanged at June 30, 2003. The computation of deferred tax assets, net of the valuation allowance, is based on the projection of future operating income, primarily from the Company’s auto finance business, available to absorb existing deferred tax benefits.

Liquidation Basis Accounting

     We adopted liquidation basis accounting effective September 30, 2002 in accordance with GAAP. Accordingly, assets have been valued at their estimated net realizable values and liabilities include accruals for estimated costs associated with carrying out the Plan. We have not reflected any future revenues and expenses of an operating nature; as such revenues and expenses will be recognized when realized. In accordance with liquidation basis accounting, our stockholders’ equity was transferred to net assets in liquidation.

     The reserve for estimated costs during the period of liquidation includes accruals for severance payments and facility closures, investment banking and other professional fees and estimated litigation expense. These expense accruals are reviewed for adequacy and adjusted, if necessary, on a quarterly basis.

Recent Accounting Pronouncements

     In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under Statement No. 133. This statement is effective for contracts entered into or modified after June 30, 2003. The Company believes that Statement No. 149 will not have a significant impact on its financial statements.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company believes that Statement No. 150 will not have a significant impact on its financial statements.

Results of Operations

     Under the liquidation basis of accounting, we are reporting the value of, and the changes in, net assets available for distribution to stockholders (“net assets in liquidation”) instead of results from continuing operations. Accordingly, the Company’s consolidated financial statements as of June 30, 2003 and December 31, 2002 and for the three- and six-month periods ended June 30, 2003 have been prepared under the liquidation basis of accounting; the Consolidated Statement of Operations and Comprehensive Loss have been replaced with the Consolidated Statement of Changes in Net Assets in Liquidation. The Company’s consolidated financial statements presented for periods prior to September 30, 2002, (i.e., for the three- and six-month periods ended June 30, 2002) are presented on a going concern basis of accounting. The Company is providing, herein, (1) Consolidated Statements of Net Assets (Liquidation Basis) as of June 30, 2003 and December 31, 2002, (2) Consolidated Statements of Changes in Net Assets in Liquidation (Liquidation Basis) for the three- and six-month periods ended June 30, 2003 and (3) Consolidated Statements of Operations and Comprehensive Loss for the three- and six-month periods ended June 30, 2002 (Going Concern Basis).

Liquidation Basis

Changes in Net Assets in Liquidation – Three- and Six-Month Periods Ended June 30, 2003

     Our net assets in liquidation at June 30, 2003 totaled $409.9 million, or $6.37 in net assets in liquidation per outstanding diluted share as compared to $411.0 million, or $6.41 in net assets in liquidation per outstanding diluted share and $410.1 million, or $6.43 in net assets in liquidation per outstanding diluted share at March 31, 2003 and December 31, 2002, respectively. The decreases in net assets in liquidation were primarily the result of dividends paid on our Capital Securities that were in excess of income from operations.

     Dividends paid on the Capital Securities totaled $2.3 million during the second quarter. The dividend payments were partially offset by second quarter net income from operations of $0.6 million and proceeds from stock options and warrants exercised during the quarter of $0.6 million.

     Net income for the second quarter consisted of $0.7 million of pre-tax income from operations, $0.9 million of net charges for changes in estimated values of assets and liabilities which were largely attributable to writedowns on the auto lease and liquidating loan portfolios, and a tax benefit of $0.8 million.

     The dividends paid on our Capital Securities totaled $4.5 million for the first six months of 2003. The distributions were partially offset by net income from operations for the first six months of 2003 totaling $1.1 million and proceeds from stock options and warrants exercised of $3.2 million.

     The net income from operations for the first six months of 2003 consisted of $2.1 million of pre-tax income from operations, $2.6 million of net charges for changes in estimated values of assets and liabilities, and a tax benefit of $1.6 million.

     The net charges for changes in estimated values of assets and liabilities consisted primarily of $4.8 million of additional mark-to-market writedowns on the auto lease portfolio as the residual values on these autos declined on continued weakness in used car resale values. This was partially offset by a $1.3 million gain associated with the financing secured by our auto lease cash flows resulting from favorable experience with the underlying cash flows, and a $1.0 million reduction of an accrual related to the settlement of litigation that was negotiated during the first quarter of 2003.

     The decrease in net assets in liquidation per outstanding diluted share was primarily due to an increase of 605,000 diluted common shares outstanding resulting from exercises of stock options and warrants during the first six months of 2003.

     During the second quarter, Bay View Acceptance Corporation (“BVAC”), our auto finance company, completed a study of its loan production and servicing operations, and identified a number of opportunities to increase efficiencies without compromising existing underwriting and servicing standards. To this end, the Chicago and Houston loan production offices are being consolidated into the Covina, California office. In addition, BVAC is reducing the size of its loan servicing and collections staff while expanding its lending operations from five to seven days per week. Headcount, which was 141 full-time equivalent employees at June 30, 2003, is expected to be reduced to approximately 110 by September 30, 2003. Second quarter results include a pre-tax charge of $675 thousand for the costs of the restructuring.

Leasing Expenses

     Leasing expense represents expenses related to our auto lease portfolio. Because the leases are accounted for as operating leases, the corresponding assets are capitalized and depreciated to their estimated residual values over their lease terms. This depreciation expense is included in leasing expenses, along with the amortization of capitalized initial direct lease costs and impairment charges. Leasing expenses were $8.0 million for the second quarter of 2003 as compared to $16.1 million for the second quarter of 2002, and $17.4 million for the first six months of 2003 as compared to $31.1 million for the first six months of 2002. The decreases in leasing expenses, as compared to the prior periods, were primarily due to lower depreciation expense associated with the declining balance of our lease portfolio. We ceased purchasing auto leases in June 2000.

     At June 30, 2003, approximately 5,005 of the 8,469 vehicles in our automobile lease portfolio, or 59%, were considered impaired under Statement No. 144. This impairment is subject to a number of significant assumptions that could change in the near term, and adversely affect the valuation of the automobile lease portfolio. These assumptions were previously described under Critical Accounting Policies, Investment in Operating Lease Assets. Two of these assumptions — including the residual values of individual leases that are projected by ALG and the relative probabilities of the three alternatives for disposing of vehicles — are particularly susceptible to changes in market conditions. As an illustration of the sensitivity of these assumptions — if the market values of the individual vehicles declined by $250, an additional 5% of the leases would be deemed to be impaired and, therefore, potentially subject to an impairment charge. Furthermore, if the percentage of vehicles returned to the Company were greater than was projected at year-end, the impairment charge could increase because the proceeds realized under this disposition scenario is normally less than if the lessee purchased the automobile prior to the end of the lease term.

Income Taxes

     We recorded tax benefits of $0.8 million and $1.6 million for the second quarter and the first six months of 2003, respectively. The effective tax rate used in computing the tax benefit for the first six months of 2003 was 32.1%. The income tax benefit includes the deduction of the dividends on Capital Securities. This expected 2003 effective tax rate is lower than the federal statutory rate primarily due to the tax benefits from state income and franchise taxes.

     For the second quarter and the first six months of 2002, we recorded tax benefits of $3.7 million and $5.6 million, respectively. The tax benefit for the first six months of 2002 included a tax benefit of $1.6 million on a pre-tax loss of $2.8 million and a tax benefit of $4.0 million related to the impact of a change in U.S. Treasury regulations in 2002 with respect to a loss on the sale of a subsidiary in 2001. The effective tax rate used in computing the $1.6 million tax benefit for the first six months of 2002 was 57.7%.

Going Concern Basis

Results of Operations – Three- and Six-Month Periods Ended June 30, 2002

     Our net loss for the second quarter of 2002 was $4.1 million, or $0.07 per diluted share. Our second quarter results include a special pre-tax charge of $13.1 million related to the settlement of litigation. On June 25, 2002, the Company entered into a settlement agreement with JP Morgan Chase Bank relating to a complaint filed against Bay View Franchise Mortgage Acceptance Company which the Company sold during 2001. The settlement resulted in this charge to second quarter earnings and included the removal of approximately $12 million of nonperforming franchise loans from our consolidated balance sheet.

     Net loss for the first six months of 2002 was $16.1 million, or $0.26 per diluted share. Year-to-date results were adjusted to include $18.9 million in goodwill impairment charges, net of taxes, that was recorded during the third quarter of 2002 but was recognized as the cumulative effect of a change in accounting principle as of January 1, 2002. Year-to-date earnings before this cumulative effect of a change in accounting principle were $2.8 million, or $0.04 per diluted share.

     On June 5, 2002, we completed the sale of our San Mateo-based factoring business, Bay View Funding, to a group of investors led by the factoring company’s management team. Through this transaction, we converted approximately $6.5 million of goodwill to tangible equity.

Net Interest Income and Net Interest Margin

     Our net interest income and net interest margin for the second quarter of 2002 were $33.4 million and 4.23%, respectively. Our net interest income and net interest margin for the first six months of 2002 were $66.6 million and 4.19%, respectively. Our interest-earning assets, excluding our auto-related operating lease assets, totaled $3.1 billion at June 30, 2002. The average interest-earning assets, excluding our auto-related operating lease assets, totaled $3.2 billion for both the three- and six-month periods ended June 30, 2002.

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

	AVERAGE BALANCES, YIELDS AND RATES

	For the Three Months Ended
	June 30, 2002

	Average		Average
	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Assets
Interest-earning assets:
Loans and leases	$2,432,969	$45,563	7.50%
Mortgage-backed securities(1)	256,972	3,014	4.69
Investments(1)	473,678	3,906	3.29

Total interest-earning assets	3,163,619	52,483	6.64%

Other assets	634,271

Total assets	$3,797,890

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits	$3,029,865	$13,529	1.79%
Borrowings(2)	294,156	5,507	7.49

Total interest-bearing liabilities	3,324,021	19,036	2.30%

Other liabilities	127,651

Total liabilities	3,451,672
Stockholders’ equity	346,218

Total liabilities and stockholders’ equity	$3,797,890

Net interest income/net interest spread		$33,447	4.34%

Net interest-bearing liabilities	$(160,402)

Net interest margin(3)			4.23%

(1)	Average balances and yields for securities and other investments classified as available-for-sale are based on historical amortized cost.

(2)	Interest expense for borrowings excludes expenses related to our Capital Securities.

(3)	Annualized net interest income divided by average interest-earning assets.

	AVERAGE BALANCES, YIELDS AND RATES

	For the Six Months Ended
	June 30, 2002

	Average		Average
	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Assets
Interest-earning assets:
Loans and leases	$2,428,918	$92,034	7.61%
Mortgage-backed securities(1)	270,338	6,565	4.85
Investments(1)	480,316	7,577	3.15

Total interest-earning assets	3,179,572	106,176	6.70%

Other assets	656,476

Total assets	$3,836,048

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits	$3,078,326	$28,531	1.87%
Borrowings(2)	286,830	11,054	7.73

Total interest-bearing liabilities	3,365,156	39,585	2.37%

Other liabilities	128,061

Total liabilities	3,493,217
Stockholders’ equity	342,831

Total liabilities and stockholders’ equity	$3,836,048

Net interest income/net interest spread		$66,591	4.33%

Net interest-bearing liabilities	$(185,584)

Net interest margin(3)			4.19%

(1)	Average balances and yields for securities and other investments classified as available-for-sale are based on historical amortized cost.

(2)	Interest expense for borrowings excludes expenses related to our Capital Securities.

(3)	Annualized net interest income divided by average interest-earning assets.

Interest Income

     Interest income was $52.5 million for the second quarter of 2002 and $106.2 million for the first six months of 2002. The average yield on interest-earning assets was 6.64% for the second quarter of 2002 and 6.70% for the first six months of 2002. The following table illustrates interest income, by type of interest-earning assets, for the periods indicated:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2002			June 30, 2002

	Average	Interest	Average	Average	Interest	Average
	Balance	Income	Yield	Balance	Income	Yield

	(Dollars in thousands)
Interest-earning assets:
Loans	$2,432,969	$45,563	7.50%	$2,428,918	$92,034	7.61%
Mortgage-backed securities	256,972	3,014	4.69	270,338	6,565	4.85
Investments	473,678	3,906	3.29	480,316	7,577	3.15

Total	$3,163,619	$52,483	6.64%	$3,179,572	$106,176	6.70%

Interest Expense

Deposits

     Interest expense on our deposits was $13.5 million for the second quarter of 2002 and $28.5 million for the first six months of 2002. The average cost of deposits was 1.79% for the second quarter of 2002 and 1.87% for the first six months of 2002. The following table summarizes our deposit costs by type for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30, 2002		Ended June 30, 2002

	Average Balance	Average Rate	Average Balance	Average Rate

	(Dollars in thousands)
Savings	$160,987	0.62%	$161,352	0.51%
Money Market	954,232	1.64	1,030,169	1.71
Checking accounts	780,850	0.90	736,149	0.85

Total transaction accounts	1,896,069	1.25	1,927,670	1.28
Retail certificates of deposit	1,133,796	2.70	1,150,656	2.85
Brokered certificates of deposit	—	—	—	—

Total deposits	$3,029,865	1.79%	$3,078,326	1.87%

Borrowings

     Interest expense on our borrowings was $5.5 million for the second quarter of 2002 and $11.1 million for the first six months of 2002. The average cost of borrowings was 7.49% for the second quarter of 2002 and 7.73% for the first six months of 2002. These amounts exclude the expense associated with our Capital Securities.

Provision for Losses on Loans and Leases

     The provision for losses on loans and leases was $3.6 million for the second quarter of 2002 and $8.5 million for the first six months of 2002. Our year-to-date provision reflects the impact of a $2.6 million recovery on the sale of charged-off high loan-to-value home equity loans during the fourth quarter of 2001.

Noninterest Income and Noninterest Expense

     Noninterest income totaled $25.4 million for the second quarter of 2002 and $51.6 million for the first six months of 2002.

General and Administrative Expenses

     General and administrative expenses were $30.5 million for the second quarter of 2002 and $61.3 million for the first six months of 2002. The following table illustrates the ratio of general and administrative expenses to average total assets, including auto-related securitized assets, on an annualized basis for the periods indicated:

	For the Three	For the Six
	Months Ended	Months Ended

	June 30, 2002	June 30, 2002

	(Dollars in thousands)
General and administrative expenses	$30,536	$61,328
Average total assets, including auto-related securitized assets	$3,955,434	$4,010,205

Annualized general and administrative expenses to average total assets, including auto-related securitized assets	3.09%	3.06%

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

     The following table illustrates the efficiency ratio for the periods indicated:

	For the Three	For the Six
	Months Ended	Months Ended

	June 30, 2002	June 30, 2002

	(Dollars in thousands)
General and administrative expenses	$30,536	$61,328
Operating revenues, as defined	$44,355	$88,393

Efficiency ratio	68.8%	69.4%

Leasing Expenses

     Leasing expense is attributable to our auto leasing activities. Because the leases are accounted for as operating leases, the corresponding assets are capitalized and depreciated to their estimated residual values over their lease terms. This depreciation is included in leasing expenses, along with the amortization of capitalized initial direct lease costs and impairment charges. Leasing expenses were $16.1 million for the second quarter of 2002 and $31.1 million for the first six months of 2002. We ceased purchasing auto leases in June 2000.

Real Estate Owned

     The net operating expense related to our real estate owned was $0.3 million for the second quarter of 2002 and $0.9 million for the first six months of 2002. Additionally, we recorded $0.2 million of provision for losses on real estate owned during the first quarter of 2002.

Amortization of Intangible Assets

     As of January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which requires that certain goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment at least annually. For the six-month period ending June 30, 2002, no goodwill or intangible assets were acquired, impaired and/or written off. Goodwill of $6.5 million related to the San Mateo-based factoring business was realized as a result of the sale of this unit in June 2002. Amortization expense related to intangible assets was $0.3 million for the second quarter of 2002 and $0.7 million for the first six months of 2002.

     We completed the first and second steps of the transitional goodwill impairment test as of June 30, 2002 and September 30, 2002, respectively. We recorded $18.9 million in impairment charges, net of taxes, for goodwill not expected to be realized upon the disposition of our Asset-based lending, Factored Receivables and Commercial leasing businesses. As required by the transitional provisions of Statement No. 142, the impairment loss is measured and recorded as of the date of adoption and recognized as the cumulative effect of a change in accounting principle as of January 1, 2002.

Income Taxes

     We recorded a tax benefit of $3.7 million and $5.6 million for the second quarter of 2002 and the first six months of 2002, respectively. The tax benefit for the first six months of 2002 included a tax benefit of $1.6 million on a pre-tax loss of $2.8 million and a tax benefit of $4.0 million related to the loss incurred on the 2001 stock sale by Bay View Bank of the legal entity BVFMAC. The $4.0 million tax benefit was a result of a change in federal tax law that occurred in the first quarter of 2002 allowing us to deduct a portion of the loss associated with the sale of BVFMAC. The effective tax rate used in computing the $1.6 million tax benefit for the first six months of 2002 was 57.7%.

Capital Securities

     On December 21, 1998, we issued $90 million of Capital Securities through Bay View Capital I, a business trust formed to issue the securities. The Capital Securities accrue quarterly cumulative distributions at an annual rate of 9.76% of the liquidation value of $25 per share. Dividend expense on the Capital Securities was $2.6 million for the second quarter of 2002 and $5.2 million for the first six months of 2002.

     In September of 2000, we entered into an agreement with the FRB which required that we obtain their approval prior to disbursing any dividends associated with our Capital Securities. Beginning with the third quarter of 2000, we began deferring distributions quarterly in accordance with the terms of the Capital Securities. During this period, deferred distributions were accrued at an annual rate of 9.76% of the liquidation amount of $25 per Capital Security, plus accumulated additional distributions at the same rate, compounded quarterly, on any unpaid distributions. Deferred distributions and interest, which were fully accrued, was $19.2 million at June 30, 2002.

Balance Sheet Analysis

     Our total assets were $592.9 million at June 30, 2003 as compared to $875.5 million at December 31, 2002. The decrease in total assets was primarily a result of utilizing cash and cash equivalents to repay maturing brokered CD’s, reduce borrowings – specifically the financing secured by our auto lease contractual cash flows, and pay down other liabilities – including the reserve for estimated costs during the period of liquidation.

Securities

     The following table illustrates our securities portfolio as of the dates indicated:

	June 30,	December 31,
	2003	2002

	(Dollars in thousands)
Available-for-sale
Asset-backed securities	$255	$6,267
Retained interests in auto securitizations	31,236	31,870

Total investment securities	31,491	38,137

Mortgage-backed securities:
Fannie Mae	13,299	18,096
Freddie Mac	10,058	13,335
Collateralized mortgage obligations	654	1,085

Total mortgage-backed securities	24,011	32,516

Total securities available-for-sale	$55,502	$70,653

     In accordance with liquidation basis accounting, our investment securities are classified as available-for-sale and recorded at their net realizable value. Adjustments to net realizable value, if any, are recorded on a quarterly basis in earnings through the changes in estimated values of assets and liabilities.

     There were no sales of investment securities during the second quarter of 2003. We sold $2.7 million of asset-backed securities and $0.1 million of mortgage-backed securities during the first six months of 2003. Gross losses of $33,000 were realized on the sales. There were no purchases of investment securities during the first six months of 2003.

Loans and Leases

     The following table illustrates our loan and lease portfolio as of the dates indicated:

	June 30, 2003	December 31, 2002

	(Dollars in thousands)
Loans and leases receivable:
Auto installment contracts(1)	$216,724	$142,357
Other loans:
Multi-family mortgage loans	9	2,443
Commercial mortgage loans	2,675	7,712
Franchise loans	31,827	46,928
Asset-based loans, syndicated loans, factored receivables and commercial leases	8,829	104,362
Business loans	5,865	7,212

Total other loans	49,205	168,657

Loans and leases receivable(2) (3)	$265,929	$311,014

(1)	Amounts exclude auto-related operating lease assets reported separately from loans and leases totaling $117.7 million at June 30, 2003 and $191.0 million at December 31, 2002.

(2)	All loans and leases are classified as held-for-sale at June 30, 2003 and December 31, 2002.

(3)	Includes mark-to-market valuation reserves of $16.6 million and $35.1 million at June 30, 2003 and December 31, 2002, respectively.

     The decrease in loans and leases receivable at June 30, 2003, as compared to December 31, 2002 was primarily due to the impact of loan sales and repayments during the first six months of 2003 pursuant to the Plan. During the first six months of 2003, we completed the sale of approximately $115.4 million of loans and received an additional $71.1 million in loan repayments. These loan sales and repayments, totaling $186.5 million, were comprised of $83.5 million of asset-based loans, $74.0 million of auto installment contracts, $10.8 million of syndicated loans, $7.9 million of franchise loans, $4.3 million of commercial real estate loans, $3.8 million of multi-family mortgage loans and $2.2 million of business loans, factored receivables and commercial leases. At June 30, 2003, our remaining investment in loans to be liquidated was reduced to approximately $49 million from $169 million at December 31, 2002. In connection with the Plan, our loans and leases receivable is classified as held-for-sale at June 30, 2003.

     We continue to purchase auto installment contracts through BVAC but ceased all other loan production activities during the fourth quarter of 2002. BVAC purchased $145.2 million of auto installment contracts on new and used vehicles for the first six months of 2003. Purchases during the first half of the year consisted of 5,154 contracts with weighted average contract rates of 8.60% and weighted average FICO credit scores of 729. At June 30, 2003, BVAC was servicing 33,700 contracts representing $590 million.

     The following tables illustrate the activity in our loan and lease portfolio for the periods indicated:

	For the Three Months Ended

	June 30, 2003	June 30, 2002

	(Dollars in thousands)
Loan and lease purchases and originations:
Auto installment contracts	$73,594	$86,635
Home equity loans and lines of credit	—	30,582
Multi-family and commercial mortgage loans	—	77,504
Asset-based loans, syndicated loans, factored receivables and commercial leases	—	8,539
Business loans	—	15,753

Total purchases and originations	$73,594	$219,013

	For the Six Months Ended

	June 30, 2003	June 30, 2002

	(Dollars in thousands)
Loan and lease purchases and originations:
Auto installment contracts	$145,229	$169,037
Home equity loans and lines of credit	—	54,460
Multi-family and commercial mortgage loans	—	190,683
Asset-based loans, syndicated loans, factored receivables and commercial leases	—	16,791
Business loans	—	22,584

Total purchases and originations	$145,229	$453,555

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

     The following table illustrates our nonperforming assets as of the dates indicated:

	June 30,	December 31,
	2003	2002

	(Dollars in thousands)
Nonaccrual loans and leases	$11,234	$24,683
Real estate owned	8,518	2,402
Other repossessed assets	70	183

Nonperforming assets	$19,822	$27,268

     The decrease in total nonperforming assets at June 30, 2003, as compared to December 31, 2002, was primarily due to decreases in nonaccruing franchise loans and syndicated loans, primarily resulting from loan sales and prepayments partially offset by an increase in real estate owned. We transferred $7.0 million of nonperforming franchise loans to real estate owned and recognized a loss of $0.5 million during the first six months of 2003. Our nonperforming assets include mark-to-market valuation reserves of $7.4 million and $16.4 million at June 30, 2003 and December 31, 2002, respectively. Nonperforming assets excluding franchise-related assets were $3.9 million at June 30, 2003, as compared to $6.3 million at December 31, 2002, while non-franchise nonaccrual loans and leases were $2.2 million at June 30, 2003 as compared to $5.9 million at December 31, 2002.

     The following table illustrates nonperforming assets and nonperforming assets as a percentage of consolidated total assets by their original loan and lease type:

	Nonperforming Assets
	as a Percentage of Consolidated Total Assets

	June 30, 2003		December 31, 2002

		(Dollars in thousands)
Original loan and lease type:
Auto installment contracts	$101	0.02%	$284	0.03%
Multi-family mortgage loans	9	0.00	84	0.01
Commercial real estate loans	1,659	0.28	948	0.11
Franchise loans	15,901	2.68	21,005	2.40
Asset-based loans, syndicated loans, factored receivables and commercial leases	2,060	0.35	4,850	0.55
Business loans	92	0.01	97	0.01

Total	$19,822	3.34%	$27,268	3.11%

     Total loans and leases delinquent 60 days or more were $2.8 million at June 30, 2003 as compared to $17.8 million at December 31, 2002. Delinquent franchise related loans were $1.9 million at June 30, 2003 as compared to $15.5 million at December 31, 2002. Total loans and leases delinquent 60 days or more as a percentage of loans and leases receivable was 1.06% at June 30, 2003 as compared to 5.71% at December 31, 2002.

Deposits

     The following table illustrates deposits as of the dates indicated:

	June 30, 2003		December 31, 2002

	Amount	Rates	Amount	Rates

		(Dollars in thousands)
Brokered certificates of deposit	$—	—%	$224,189	2.35%

Total	$—	—%	$224,189	2.35%

     The $224.2 million of brokered CD’s matured during the first quarter of 2003.

Borrowings

     At June 30, 2003, our borrowings totaled $47.5 million and included the remaining balance of the financing secured by our auto lease contractual cash flows, totaling $34.4 million, and an outstanding balance of $13.1 million on BVAC’s newly-acquired warehouse line.

     As previously announced, BVAC closed a $250 million revolving receivables warehouse credit facility during the quarter. The facility, provided by Sheffield Receivables Corporation, an asset-backed commercial paper vehicle sponsored by Barclays Bank, PLC, will be used to fund BVAC’s purchases and warehousing of installment contracts. Borrowings will be repaid with the proceeds from securitizations or sales of installment contracts.

Capital Securities

     As announced in 2002, the holders of the Capital Securities approved an early redemption of the Capital Securities at the option of individual security holders. On August 8, 2003, we notified holders of the Capital Securities of an optional redemption offer being made to each holder of the Capital Securities of Bay View Capital I whereby Bay View Capital I will redeem, at $25.00 per Capital Security plus accrued and unpaid distributions through the date of redemption, all the Capital Securities of any holder accepting this offer. The offer expires on September 8, 2003.

Liquidity

     The objective of our liquidity management program is to ensure that funds are available in a timely manner to finance BVAC’s purchases and warehousing of installment contracts, and to service other liabilities as they come due, without causing an undue amount of cost or risk, and without causing a disruption to normal operating conditions. Liquid assets, as defined by us, include cash and cash equivalents in excess of the minimum levels necessary to carry out normal business operations, federal funds sold, commercial paper and other short-term investments.

     Prior to the assumption of our retail deposits by U.S. Bank on November 1, 2002, our retail deposits and ability to borrow from the Federal Home Loan Bank of San Francisco had been our principal source of liquidity. With our stockholders’ authorization of the Plan and the completion of the U.S. Bank transaction, our sources of liquidity have been limited. Since the U.S. Bank transaction, we have relied upon the proceeds from our liquidation and the disposition of our assets to fund BVAC’s purchases and warehousing of installment contracts; repay maturing brokered certificates of deposit and other liabilities; and to meet other working capital needs.

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

     At June 30, 2003, we had cash and cash equivalents of $82.6 million. At this same date, we had $183 million of obligations for borrowings, the Capital Securities, and other liabilities. The funding to repay these obligations will be generated from proceeds from additional loan repayments, asset dispositions, securitizations and sales of installment contracts. During the quarter, BVAC closed a $250 million revolving receivables warehouse credit facility, as previously discussed or discussed elsewhere herein, which will be used to fund BVAC’s purchases and warehousing of installment contracts.

Capital Resources

     Management seeks to maintain adequate capital to support anticipated credit risks and to ensure that the Company and the Bank are in compliance with all regulatory capital guidelines.

     With our adoption of liquidation basis accounting effective September 30, 2002, our stockholders’ equity was transferred to net assets in liquidation. Our net assets in liquidation totaled $409.9 million at June 30, 2003 or $6.37 in net assets in liquidation per outstanding share based on 64,351,924 diluted common shares in liquidation. At December 31, 2002, our net assets in liquidation totaled $410.1 million, or $6.43 in net assets in liquidation per outstanding share at December 31, 2002 based on 63,747,157 diluted common shares in liquidation.

     The Bank is subject to various regulatory capital guidelines administered by the OCC. Under these capital guidelines, the minimum total risk-based capital ratio and Tier 1 risk-based capital ratio requirements are 8.00% and 4.00%, respectively, of risk-weighted assets and certain off-balance sheet items. The minimum Tier 1 leverage ratio requirement is 4.00% of quarterly average assets, as adjusted.

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

     The Bank’s regulatory capital levels at June 30, 2003 exceeded the requirements necessary to be considered well-capitalized as illustrated in the following table:

			Minimum		Well-Capitalized
	Actual		Requirement		Requirement

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Tier 1 leverage	$487,219	87.24%	$22,338	4.00%	$27,923	5.00%
Tier 1 risk-based	$487,219	92.84%	$20,992	4.00%	$31,487	6.00%
Total risk-based	$487,219	92.84%	$41,983	8.00%	$52,479	10.00%

     Similarly, the Company is subject to various regulatory capital guidelines administered by the Board of Governors of the Federal Reserve. The capital guidelines provide definitions of regulatory capital ratios and the methods of calculating capital and each ratio for bank holding companies. The federal banking agencies require a minimum ratio of qualifying total risk-based capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total average assets, referred to as the leverage ratio.

     At June 30, 2003, the Company’s regulatory capital levels exceeded the requirements necessary to be considered adequately capitalized as illustrated in the following table:

			Minimum
	Actual		Requirement

	Amount	Ratio	Amount	Ratio

		(Dollars in thousands)
Tier 1 leverage	$499,842	84.99%	$23,526	4.00%
Tier 1 risk-based	$499,842	91.05%	$21,958	4.00%
Total risk-based	$499,842	91.05%	$43,917	8.00%

Share Repurchase Program

     Our outstanding shares of common stock were 63,657,590 at June 30, 2003 and 62,947,396 at December 31, 2002. The outstanding shares in liquidation (including potential dilutive common shares) used for computing net assets in liquidation per outstanding share at June 30, 2003 and December 31, 2002 were 64,351,924 and 63,747,157 shares, respectively.

     In August 1998, our Board of Directors authorized the repurchase of up to $50 million in shares of our common stock. At June 30, 2003, we had approximately $17.6 million in remaining authorization available for future share repurchases. Pursuant to our agreement with the FRB of San Francisco, we must obtain prior written approval before repurchasing shares.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Asset and Liability Management

     The objective of our asset and liability management has historically been to measure interest rate and liquidity risks in order to manage the type and mix of our interest-earning assets and interest-bearing liabilities within safe and sound parameters - thereby optimizing net interest income and the market value of equity. To measure interest rate risk, we used simulation analysis as well as asset and liability repricing or “gap” analysis.

     As a result of the decision to proceed with the Plan, the Company and the Bank have been primarily engaged in asset disposition activities. Since November 1, 2002, the Bank has not operated any branches, accepted deposits, nor otherwise conducted traditional banking activities. With the liquidation that has been accomplished through June 30, 2003, - in which we have sold the Bank’s retail banking assets and repaid all deposits – the Bank substantively no longer operates as a financial institution. By June 30, 2003, approximately 69% of consolidated assets were funded by equity capital.

     BVAC, our auto finance company, is the only significant subsidiary of the Company that is currently conducting on-going operations. As a result of the liquidation, it is now operating as an independent finance company rather than a portfolio-lending unit of the Bank. BVAC is purchasing auto installment contracts for sale or securitization and anticipates completing such sales or securitizations approximately semi-annually. Prior to sale or securitization, we anticipate funding these contracts through a combination of a revolving line of credit facility and equity capital, and hedging our market value risk in these loans between the origination and sale or securitization dates.

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

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 12(a) — and 15(d)- 14(c)) as of a date within 90 days of the filing of this quarterly report, have concluded that, as of such date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

(b)	Changes in internal controls. There have been no changes in the Company’s internal controls or in the other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. As a result, no corrective actions were required or undertaken.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved as plaintiff or defendant in various legal actions and are occasionally exposed to unasserted claims arising in the normal course of business. In the opinion of management, after consultation with counsel, the resolution of these legal actions will not have a material adverse effect on our consolidated financial condition or results of operations.

Item 2.	Changes in Securities None

Item 3.	Defaults Upon Senior Securities None

Item 4.	Submission of Matters to a Vote of Security Holders

At the annual meeting of our stockholders, held April 24, 2003, the stockholders considered the following proposals:

I.	The election of two directors of Bay View Capital Corporation:

The following were re-elected:
Thomas M. Foster Charles G. Cooper

The vote on the election of the directors at the annual meeting was as follows:

	For	Withheld or Against
Thomas M. Foster	56,852,122	1,605,633
Charles G. Cooper	56,696,803	1,760,952

Item 5.	Other Information None

Item 6.	Exhibits and Reports on Form 8-K

a(i)	Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

b(i)	The Registrant filed the following report on Form 8-K dated April 28, 2003 during the three months ended June 30, 2003:

On April 28, 2003, the Registrant filed Exhibit 99.1 a copy of its earnings release for the quarter ended March 31, 2003.

b(ii)	The Registrant filed the following report on Form 8-K dated June 27, 2003 during the three months ended June 30, 2003:

On June 26, 2003, the Bank, the Registrant’s principal subsidiary, adopted a Plan of Dissolution and Liquidation under which it will sell all of its assets, pay, satisfy or discharge all of its known and currently due and payable liabilities and distribute the remaining proceeds to the Company, the Bank’s sole shareholder. Under the Plan, persons that may have claims that are not currently due or are otherwise contingent will have such claims satisfied or discharged by the Bank or such claims will be assigned to and assumed by the Company.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAY VIEW CAPITAL CORPORATION Registrant

DATE: August 14, 2003	BY:	/s/ John Okubo John Okubo Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)