Form 10-Q
period 2003-09-30
BAY VIEW CAPITAL CORP
filed 2003-11-14
CIK 840387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X]    No [  ]

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, Par Value $.01 (Title of Class)	Outstanding at October 31, 2003 63,737,359 shares

FORM 10-Q
INDEX

BAY VIEW CAPITAL CORPORATION

Page(s)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited):
Consolidated Statements of Net Assets (Liquidation Basis)	4
Consolidated Statements of Changes in Net Assets in Liquidation (Liquidation Basis)	5
Consolidated Statements of Operations and Comprehensive Loss	6-7
Consolidated Statements of Stockholders’ Equity (Going Concern Basis)	8
Consolidated Statements of Cash Flows	9-10
Notes to Consolidated Financial Statements	11-17
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-32
Item 3. Quantitative and Qualitative Disclosures About Market Risk	33
Item 4. Controls and Procedures	33
PART II. OTHER INFORMATION
Other Information	34
Signatures	35

Forward-Looking Statements

     This Form 10-Q contains forward-looking statements that describe the implementation and timing of the Plan of Dissolution and Stockholder Liquidity (the “Plan”) adopted by the stockholders of Bay View Capital Corporation (the “Company”) on October 3, 2002, and the implementation of a process of partial liquidation approved by the Board of Directors on October 23, 2003. These forward-looking statements are based on assumptions as of the date of this Form 10-Q and involve risks and uncertainties. Accordingly, the results of the Company’s dissolution and the timing and amounts of stockholder distributions may differ materially from those that the Company currently anticipates. The factors that may affect these forward-looking statements include the following:

•	The distributions the Company proposes to make to its stockholders in the future are subject to a number of contingencies. The factors that could reduce the amounts ultimately distributed or that could cause a delay in making the distributions include the following:

•	Delays in the disposition of the assets and the liquidation process of the Company may occur;

•	The realization of the Company’s deferred tax assets could be less than the Company currently projects;

•	The Company may encounter difficulty in selling some of its assets, and certain assets may not be able to be sold for the prices the Company currently anticipates;

•	The Company may not be able to discharge certain liabilities for the amounts the Company currently estimates;

•	The Company may incur or discover presently unanticipated claims, liabilities or expenses;

•	The amounts the Company is able to distribute to its stockholders could be adversely affected by the results of the Company’s remaining operations, particularly in the case of Bay View Acceptance Corporation (“BVAC”);

•	These estimates of the distribution amounts include projections of future events and performance, accordingly, are inherently subject to many uncertainties;

•	The expenses of the disposition of assets and the dissolution proceeds may exceed the amounts currently estimated; and

•	Court proceedings could restrict or delay distributions to stockholders if claimants or creditors satisfy the court that the amounts to be distributed by the Company to stockholders are needed to provide for the payment of expenses and liabilities of the Company; or, if the amounts ultimately required to discharge the expenses and liabilities of the Company in full exceeds the value of the remaining assets of the Company.

•	The Company’s stockholders could be liable to the extent they receive distributions in the event the Company does not make adequate provision for all of its expenses and liabilities, including its contingent liabilities, as part of its dissolution.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bay View Capital Corporation and Subsidiaries
Consolidated Statements of Net Assets (Liquidation Basis)
(Unaudited)

	September 30, 2003	December 31, 2002

	(Dollars in thousands)
ASSETS
Cash and cash equivalents:
Cash and due from depository institutions	$60,204	$71,611
Short-term investments	148,119	151,684

	208,323	223,295
Securities available-for-sale:
Investment securities	34,515	38,137
Mortgage-backed securities	12,300	32,516
Loans and leases held-for-sale	156,671	311,014
Investment in operating lease assets, net	86,312	191,005
Investment in stock of the Federal Home Loan Bank of San Francisco	505	16,075
Investment in stock of the Federal Reserve Bank	—	13,659
Real estate owned, net	6,480	2,402
Premises and equipment, net	532	1,327
Repossessed vehicles	345	502
Income taxes, net	17,298	—
Other assets	31,258	45,613

Total assets	$554,539	$875,545

LIABILITIES
Deposits:
Brokered certificates of deposit	—	224,189

	—	224,189
Other borrowings	23,751	61,969
Guaranteed Preferred Beneficial Interest in the Company’s Junior Subordinated Debentures (“Capital Securities”)	85,542	90,000
Income taxes, net	—	8,646
Deferred gain	4,019	12,817
Other liabilities	17,280	23,907
Reserve for estimated costs during the period of liquidation	14,133	43,953

Total liabilities	144,725	465,481

Net assets in liquidation	$409,814	$410,064

The accompanying notes are an integral part of these consolidated financial statements.

Bay View Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets in Liquidation (Liquidation Basis)
(Unaudited)

	For the Three	For the Nine
	Months Ended	Months Ended

	September 30, 2003	September 30, 2003

	(Dollars in thousands)
Net assets in liquidation at beginning of period	$409,864	$410,064
Pre-tax loss from operations	(2,228)	(4,595)
Changes in estimated values of assets and liabilities	(3,407)	(5,995)
Income tax benefit	4,664	6,252

Net loss from operations	(971)	(4,338)
Other changes in net assets in liquidation	921	4,088

Net assets in liquidation at end of period	$409,814	$409,814

The accompanying notes are an integral part of these consolidated financial statements.

Bay View Capital Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	For the Three	For the Nine
	Months Ended	Months Ended

	September 30, 2002	September 30, 2002

	Going Concern Basis

	(Amounts in thousands, except per share amounts)
Interest income:
Interest on loans and leases	$30,174	$122,208
Interest on mortgage-backed securities	1,749	8,314
Interest and dividends on investment securities	7,140	14,717

	39,063	145,239
Interest expense:
Interest on deposits	15,978	44,509
Interest on borrowings	789	4,413
Interest on Subordinated Notes	3,716	11,146

	20,483	60,068
Net interest income	18,580	85,171
Provision for losses on loans and leases	2,200	10,700

Net interest income after provision for losses on loans and leases	16,380	74,471
Noninterest income:
Leasing income	16,886	56,188
Loan fees and charges	1,085	3,571
Loan servicing income	250	663
Account fees	1,939	5,858
Sales commissions	1,463	5,247
Gain on sale of assets and liabilities, net	18,090	18,625
Other, net	270	1,413

	39,983	91,565
Noninterest expense:
General and administrative	31,673	93,001
Litigation settlement expense	—	13,100
Leasing expenses	12,911	43,984
Real estate owned operations, net	88	956
Provision for losses on real estate owned	62	266
Amortization of intangible assets	331	993

	45,065	152,300
Income from operations	11,298	13,736
Adjustment for liquidation basis	266,510	266,510
Income tax expense	187,385	181,792
Dividends on Capital Securities	2,674	7,873

Income before cumulative effect of change in accounting principle	87,749	90,581
Cumulative effect of change in accounting principle, net of applicable taxes of $2.3 million	—	(18,920)

Net income	$87,749	$71,661

Bay View Capital Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (continued)
(Unaudited)

	For the Three	For the Nine
	Months Ended	Months Ended

	September 30, 2002	September 30, 2002

	Going Concern Basis

	(Amounts in thousands, except per share amounts)
Basic earnings per share before cumulative effect of change in accounting principle	$1.40	$1.44
Cumulative effect of change in accounting principle, net	—	(0.30)

Net basic earnings per share	$1.40	$1.14

Diluted earnings per share before cumulative effect of change in accounting principle	$1.39	$1.43
Cumulative effect of change in accounting principle, net	—	(0.30)

Net diluted earnings per share	$1.39	$1.13

Weighted-average basic shares outstanding	62,777	62,724

Weighted-average diluted shares outstanding	62,963	63,135

Net income	$87,749	$71,661
Other comprehensive income (loss), net of tax	—	—

Comprehensive income	$87,749	$71,661

The accompanying notes are an integral part of these consolidated financial statements.

Bay View Capital Corporation and Subsidiaries
Consolidated Statement of Stockholders’ Equity (Going Concern Basis)
(Unaudited)

	Number		Additional
	of Shares	Common	Paid-in	Accumulated	Treasury
	Issued	Stock	Capital	Deficit	Stock

	(Amounts in thousands, except per share amounts)
Balance at December 31, 2001	62,628	$626	$595,258	$(258,047)	$(808)
Exercise of stock options, including tax benefits	121	2	568	—	—
Distribution of director’s retirement plan shares	24	—	165	—	—
Exercise of stock warrants	45	—	212	—	—
Expense recognized on stock options with below market strike price	—	—	4,033	—	—
Change in debt of ESOP	—	—	—	—	—
Net income	—	—	—	71,661	—
Other	—	—	—	5	—
Liquidation adjustment on securities available-for-sale, net of tax	—	—	—	—	—
Liquidation adjustment on pension liability	—	—	—	—	—
Transfer of stockholders’ equity to net assets in liquidation	—	(628)	(600,236)	186,381	808

Balance at September 30, 2002	62,818	$—	$—	$—	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Unrealized
	Loss on	Minimum	Debt of
	Securities	Pension	Employee
	Available-for-	Liability	Stock	Total
	Sale,	Adjustment,	Ownership	Stockholders’
	Net of Tax	Net of Tax	Plan	Equity

	(Amounts in thousands, except per share amounts)
Balance at December 31, 2001	$523	$(294)	$(1,071)	$336,187
Exercise of stock options, including tax benefits	—	—	—	570
Distribution of director’s retirement plan shares	—	—	—	165
Exercise of stock warrants	—	—	—	212
Expense recognized on stock options with below market strike price	—	—	—	4,033
Change in debt of ESOP	—	—	1,071	1,071
Net income	—	—	—	71,661
Other	—	—	—	5
Liquidation adjustment on securities available-for-sale, net of tax	(523)	—	—	(523)
Liquidation adjustment on pension liability	—	294	—	294
Transfer of stockholders’ equity to net assets in liquidation	—	—	—	(413,675)

Balance at September 30, 2002	$—	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Bay View Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended

	September 30,	September 30,
	2003	2002

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,338)	$71,661
Adjustments to reconcile net income (loss) from operations to net cash provided by operating activities:
Amortization of intangible assets	—	993
Net increase in loans and leases held-for-sale resulting from purchases, net of repayments	(162,189)	—
Proceeds from sales and /or securitizations of loans and leases held-for-sale	317,204	1,586,628
Provision for losses on loans and leases and real estate owned	—	10,966
Depreciation and amortization of premises and equipment	409	2,703
Depreciation and amortization of investment in operating lease assets	23,035	35,206
Accretion of retained interests in securitizations	(2,299)	—
Amortization of premiums and accretion of discount	(4,683)	6,356
Non-cash compensation expense	—	4,033
Gain on sale of assets and liabilities, net	(787)	(18,625)
Change in fair value of derivative instruments	1,448	—
(Increase) decrease in other assets	(3,112)	65,718
(Decrease) increase in other liabilities	(25,519)	10,184
Decrease in reserve for estimated costs during the period of liquidation	(27,748)	—
Adjustment for liquidation basis	5,995	(266,510)
Cumulative effect of change in accounting principle, net of taxes	—	18,920
Other, net	1,808	3,812

Net cash provided by operating activities	119,224	1,532,045

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans and leases held-for-investment resulting from originations and purchases, net of repayments	—	80,090
Decrease in investment in operating lease assets	71,759	—
Purchases of mortgage-backed securities	—	(59,984)
Purchases of investment securities	(9,485)	(77,568)
Principal payments on mortgage-backed securities	11,641	127,068
Principal payments on investment securities	12,492	43,568
Proceeds from sale of mortgage-backed securities available-for-sale	7,847	104,700
Proceeds from sale of investment securities available-for-sale	2,735	59,027
Proceeds from sale of real estate owned	2,009	4,662
Additions to premises and equipment	(183)	(298)
Decrease in investment in stock of the Federal Home Loan Bank of San Francisco	15,570	8,289
Decrease (increase) in investment in stock of the Federal Reserve Bank	13,659	(1,438)

Net cash provided by investing activities	128,044	288,116

Bay View Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	For the Nine Months Ended

	September 30,	September 30,
	2003	2002

	(Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	$(224,189)	$263,708
Proceeds from advances from the Federal Home Loan Bank of San Francisco	—	2,490,000
Repayment of advances from the Federal Home Loan Bank of San Francisco	—	(2,490,000)
Increase in warehouse line of credit outstanding	13,137	—
Repayment of warehouse line of credit outstanding	(13,137)	—
Net decrease in other borrowings	(36,918)	(59,708)
Redemption of Capital Securities	(4,458)	—
Proceeds from issuance of common stock	3,325	947

Net cash (used in) provided by financing activities	(262,240)	204,947

Net (decrease) increase in cash and cash equivalents	(14,972)	2,025,108
Cash and cash equivalents at beginning of period	223,295	521,388

Cash and cash equivalents at end of period	$208,323	$2,546,496

Cash paid during the period for:
Interest	$10,024	$62,226
Income taxes	$13,603	$859
Supplemental non-cash investing and financing activities:
Loans transferred to real estate owned	$6,970	$387
Loans transferred from held-for-investment to held-for-sale	$—	$2,289,672

The accompanying notes are an integral part of these consolidated financial statements.

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2003
(Unaudited)

Note 1. Basis of Presentation

     The information provided in the consolidated financial statements as of and for the three- and nine-month periods ended September 30, 2003 is presented on the liquidation basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In October 2002, the stockholders of Bay View Capital Corporation (the “Company”) authorized a Plan of Dissolution and Stockholder Liquidity (the “Plan”) which is further discussed in Note 2. As a result of the stockholders’ authorization of this Plan and the sale of our retail banking assets to U.S. Bank, N.A. (“U.S. Bank”) in November 2002, we adopted the liquidation basis of accounting. Liquidation basis accounting requires us to value our assets at their estimated net realizable values and our liabilities to include accruals for estimated costs associated with carrying out the Plan. In accordance with liquidation basis accounting, our stockholders’ equity was transferred to net assets in liquidation. The consolidated statement of operations and comprehensive loss for the three- and nine-month periods ended September 30, 2002, the consolidated statement of stockholders’ equity for the nine months ended September 30, 2002, and the consolidated statement of cash flows for the nine months ended September 30, 2002 have been prepared using the historical cost (going concern) basis of accounting.

     The consolidated financial statements include the accounts of Bay View Capital Corporation, a Delaware corporation, and our wholly-owned subsidiaries: Bay View Acceptance Corporation (“BVAC”), a Nevada corporation, along with its subsidiaries, Bay View Receivables Corporation, a Delaware corporation and Bay View Transaction Corporation, a Delaware corporation; and our subsidiaries, Bay View Securitization Corporation, a Delaware corporation; Bay View Capital I, a Delaware business trust; FMAC Insurance Services, a Delaware corporation; FMAC 2000-A Holding Company, a California corporation; FMAC Franchise Receivables Corporation, a California corporation; Bay View Commercial Finance Group, a California corporation; XBVBKRS, Inc., a California corporation; MoneyCare, Inc., a California corporation; Bay View Auxiliary Corporation, a California corporation; and Bay View Bank, N.A. (the “Bank”), a national bank which was dissolved on September 30, 2003. All significant intercompany accounts and transactions have been eliminated.

     The information provided in these interim financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of our net assets in liquidation as of September 30, 2003, the changes in net assets in liquidation for the three- and nine-month periods ended September 30, 2003, the results of our operations for the three- and nine-month periods ended September 30, 2002, and cash flows for the nine-month periods ended September 30, 2003 and 2002. These adjustments are primarily liquidation basis mark-to-market adjustments and expense accruals. We have not reflected any future revenues and expenses of an operating nature, as such revenues and expenses will be recognized when realized. As necessary, reclassifications have been made to prior period amounts to conform to the current period presentation. These reclassifications had no effect on our financial position and results of operations. These interim financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all of the necessary information and footnotes for a presentation in conformity with GAAP as they apply to the annual consolidated financial statements.

     The information included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” was written assuming that you have read or have access to our 2002 Annual Report on Form 10-K, which contains the latest audited consolidated financial statements and notes, along with Management’s Discussion and Analysis of Financial Condition as of December 31, 2002 and 2001 and Results of Operations for the years ended December 31, 2002, 2001 and 2000. Accordingly, only certain changes in financial condition and results of operations are discussed in this Form 10-Q. Furthermore, the interim financial results for the three-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2003
(Unaudited)

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standard Board (FASB) issued Financial Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” This interpretation provides guidance on identifying a variable interest entity (VIE) and determining when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will be required to consolidate that entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and /or receive a majority of the VIE’s expected residual returns, if they occur. New disclosure requirements are also prescribed by FIN 46. Originally, FIN 46 became effective upon its issuance. The FASB recently deferred the effective date of the interpretation until the first reporting period ending after December 15, 2003. We do not expect this interpretation to have a significant impact on the Company’s net assets in liquidation.

     On July 1, 2003, we adopted Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which clarifies how certain instruments or securities should be classified on an issuer’s balance sheet and their related impact on income and results of operations. Implementation of Statement No. 150 resulted in the reclassification of our Capital Securities from their prior classification as a “mezzanine” item to liabilities. Consequently, the dividend expense on these Capital Securities during 2003, totaling $2.2 million and $6.7 million during the three- and nine-month periods ended September 30, 2003, is now reflected as interest expense. Statement No. 150 does not allow restatement of prior year results.

Note 2. Plan of Dissolution and Stockholder Liquidity

     As discussed in Note 1, the Company’s stockholders approved the Plan in 2002. The Plan outlined the steps necessary to fully liquidate the Company and authorized our Board of Directors to determine the most efficient means of liquidation, and the timing of the process. We originally contemplated that we would sell all of our assets, pay all of our liabilities and then distribute the proceeds, including the stock of BVAC, our automobile finance subsidiary, to our stockholders. On October 23, 2003, our Board of Directors approved a process of partial liquidation which is further discussed in Note 9.

     The Bank completed its plan of dissolution and liquidation as of September 30, 2003. Under the plan, the Bank satisfied or discharged all of its known and currently due and payable liabilities, and transferred its remaining assets and liabilities to the Company, the Bank’s sole stockholder. We received final regulatory confirmation of the Bank’s dissolution from the Office of the Comptroller of the Currency on October 27, 2003. As a result, the Company and its subsidiaries are no longer subject to supervision, examination and regulation by the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency or the Federal Deposit Insurance Corporation.

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2003
(Unaudited)

Note 3. Earnings Per Share

     Under liquidation basis accounting, earnings per share information is not presented. Accordingly, the earnings per share information set forth below is only for the three- and nine-month periods ended September 30, 2002. Basic earnings per share are calculated by dividing net earnings or loss for the period by the weighted-average common shares outstanding for that period. There is no adjustment to the number of outstanding shares for potential dilutive instruments, such as stock options. Diluted earnings per share takes into account the potential dilutive impact of such instruments and uses the average share price for the period in determining the number of incremental shares to add to the weighted-average number of shares outstanding.

     The following table illustrates the calculation of basic and diluted earnings per share for the periods indicated:

	For the Three	For the Nine
	Months Ended	Months Ended

	September 30, 2002	September 30, 2002

	(Amounts in thousands,
	except per share amounts)
Net earnings available to common stockholders	$87,749	$71,661
Weighted-average basic shares outstanding	62,777	62,724
Add: Dilutive potential common shares	186	411

Weighted-average diluted shares outstanding	62,963	63,135

Basic earnings per share	$1.40	$1.14

Diluted earnings per share	$1.39	$1.13

Note 4. Stock Options

     As of September 30, 2003, we had five employee stock option plans and three non-employee director stock option plans. The employee stock option plans include the “Amended and Restated 1986 Stock Option and Incentive Plan,” the “Amended and Restated 1995 Stock Option and Incentive Plan,” the “1998-2000 Performance Stock Plan,” the “1999 FMAC Stock Option, Deferred Stock and Restricted Stock Plan,” and the “2001 Stock Option and Incentive Plan,” which authorize the issuance of 1,759,430, 2,500,000, 400,000, 270,576 and 3,200,000 shares of common stock, respectively. The non-employee director stock option plans include the “Amended and Restated 1989 Non-Employee Director Stock Option and Incentive Plan,” the “1998 Non-Employee Director Stock Option and Incentive Plan,” and the “2001 Non-Employee Director Stock Option Plan,” which authorize the issuance of up to 550,000, 200,000, and 500,000 shares of common stock, respectively.

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2003
(Unaudited)

     The following table illustrates the stock options available for grant as of September 30, 2003:

		Non-Employee Director
	Employee Stock Option	Stock Option and
	and Incentive Plans	Incentive Plans	Total

Shares reserved for issuance	8,130,006	1,250,000	9,380,006
Granted	(9,239,892)	(1,137,000)	(10,376,892)
Forfeited	3,519,981	235,000	3,754,981
Expired	(471,688)	(166,000)	(637,688)

Total available for grant	1,938,407	182,000	2,120,407

     At September 30, 2003, we had outstanding options under the plans with expiration dates ranging from the year 2003 through 2014, as illustrated in the following table:

	Number of	Exercise Price	Weighted-Average
	Option Shares	Range	Exercise Price

Outstanding at December 31, 2002	5,201,104	$4.59-34.41	$8.80
Granted	—	—	—
Exercised	(1,050,000)	4.59-5.41	4.66
Forfeited	(897,222)	5.41-31.63	15.31

Outstanding at September 30, 2003	3,253,882	$4.59-34.41	$8.32

Exercisable at September 30, 2003	3,253,882	$4.59-34.41	$8.32

     All of our stock option plans define a change in control as including a sale of all or substantially all of our assets, and all of our stock option plans provide for the automatic acceleration of the exercisability of stock options in the event of a change in control with the exception of our 2001 Stock Option and Incentive Plan (the “2001 Plan”). The 2001 Plan provides for the acceleration of the exercisability of stock options in such circumstances as the stock option committee of our Board of Directors determines to be appropriate. On October 3, 2002, the Board of Directors authorized such acceleration. The acceleration of the exercisability of stock options resulting from the change in control for all other plans had an insignificant impact on our net assets in liquidation.

     Our stock options generally cancel automatically 90 days after termination of employment, notwithstanding any other provisions of our stock option plans. The Stock Option Agreement of all holders of options under the 2001 Plan whose employment with the Company terminated or terminates on or after November 15, 2002 were amended to provide that the optionee shall have the right to exercise options under the 2001 Plan within a period of 18 months following termination.

     A substantial number of our employees have terminated their employment with us to become employees of U.S. Bank and a number of other employees have and will be terminated as part of our partial liquidation and downsizing. To prevent our employees from losing the value in their stock options as a result of the termination of their employment and to motivate our remaining employees throughout the dissolution process, our Board of Directors has amended our stock option plans, to the extent necessary, to permit the exercise of the options on a net issuance basis. This right entitles the holder to elect to receive from us, in exchange for the shares subject to the stock option, that number of shares of our common stock that has a value equal to the total amount by which the market price of the shares on the date the option is exercised exceeds the total exercise price of the shares subject to the option.

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2003
(Unaudited)

Stock-Based Compensation

     We adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Management believes that adoption of this statement has no impact on the disclosures for the consolidated financial statements as of and for the three- and nine-month periods ended September 30, 2003, as these consolidated financial statements are prepared based on the liquidation basis of accounting, and no earnings per share information is required.

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

     Had compensation cost related to our stock option awards to employees and directors been determined under the fair value method prescribed under Statement No. 123, our net loss and loss per share on a going-concern basis would have been the pro forma amounts illustrated in the table below for the periods indicated:

	For the Three	For the Nine
	Months Ended	Months Ended

	September 30, 2002	September 30, 2002

	(Dollars in thousands, except per share amounts)
As reported net income in Consolidated Statement of Operations and Comprehensive Loss	$87,749	$71,661
Stock-based employee compensation expense (determined under fair value method, net of taxes)	(676)	(1,990)

Pro forma net income, after stock-based employee compensation expense	$87,073	$69,671

Net income per share - basic:
As reported	$1.40	$1.14
Pro forma	$1.39	$1.11
Net income per share - diluted:
As reported	$1.39	$1.13
Pro forma	$1.38	$1.10

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2003
(Unaudited)

Note 5. Investment in Operating Lease Assets

     Leasing expense represents expenses related to our auto leasing activities. Because the leases are accounted for as operating leases, the corresponding assets are capitalized and depreciated to their estimated residual values over their lease terms. This depreciation expense is included in leasing expenses, along with the amortization of capitalized initial direct lease costs and impairment charges. Leasing expenses were $7.0 million for the third quarter of 2003 compared to $12.9 million for the third quarter of 2002. Leasing expenses were $24.4 million for the first nine months of 2003 compared to $44.0 million for the first nine months of 2002.

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

     In determining gross future undiscounted cash flows, the Company contracts with Automotive Lease Guide, commonly referred to as ALG, to provide estimates of the residual value of the underlying automobiles at the end of their lease terms assuming that the vehicles are in average condition. The Company then estimates the probability that; i.) the automobiles will be purchased by the lessee prior to the end of the lease term; ii.) the automobile will be purchased by the lessee at the end of the lease term, either at a discount or at the full contractual residual amount; or iii.) the automobile will be returned to the lessor at the end of the lease term. These probabilities are estimated using a number of factors, including the Company’s experience-to-date and industry experience.

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

     For those leases considered impaired, the Company then estimates the fair value of the lease. The fair value is determined by calculating the present value of the future estimated cash flows, again assuming the probabilities of each of the three disposition scenarios. The present value is calculated using current market rates which are similar to the original contract lease rate. For those impaired leases where the estimated fair value is less than the net book value, an impairment charge is recorded for the difference. Since the inception of the lease portfolio in June 1998, the Company has recorded additional monthly depreciation charges, also included in leasing expense, to provide for losses that may be incurred at the end of the lease terms. During the first nine months of 2003, we recorded $8.5 million of additional mark-to-market writedowns on the auto lease portfolio.

Note 6. Income Taxes

     The Company recorded tax benefits of $4.7 million and $6.3 million for the third quarter and the first nine months of 2003, respectively. The tax benefit for the first nine months of 2003 was $6.3 million, which was recorded at an effective tax rate of 59%, and included a $2.4 million tax benefit for reductions in the prior year’s state tax liability. The 2003 effective tax rate is higher than the federal statutory rate primarily due to state income and franchise taxes.

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2003
(Unaudited)

     For the third quarter and the first nine months of 2002, the Company recorded tax expense of $187.4 million and $181.8 million, respectively. The Company also recorded a deferred tax benefit of $2.3 million on the cumulative effect of a change in accounting principle, which was presented net of this tax benefit. The effective tax rate used in computing the $181.4 million tax expense for the first nine months of 2002 was 71.5%. This expected 2002 effective tax rate was higher than the federal statutory rate primarily due to state income taxes, the valuation allowance on deferred tax assets, disposition of nondeductible goodwill and nondeductible compensation associated with the Company’s plan of dissolution and stockholder liquidity.

     As a result of the Company’s Plan, the Company had recorded a valuation allowance of $21.5 million as of December 31, 2002 based on the realizability of deferred tax assets in years after 2002. The computation of deferred tax assets, net of the valuation allowance, was based on the projection of future operating income through September 30, 2005, which was the projected final liquidation of the Company. With the Company’s adoption of a plan of partial liquidation (see Note 9), the computation of deferred tax assets are no longer limited to future operating income through September 30, 2005. This has allowed the Company to fully benefit from its operating losses through the first nine months of 2003. The amount of the valuation allowance remained unchanged at September 30, 2003.

Note 7. Commitments and Contingencies

     We are involved as plaintiff or defendant in various legal actions and are occasionally exposed to unasserted claims arising in the normal course of business. In the opinion of management, after consultation with counsel, the resolution of these legal actions will not have a material adverse effect on our net assets in liquidation.

Note 8. Reserve for Estimated Costs during the Period of Liquidation

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

     At September 30, 2003, the reserve for estimated costs during the period of liquidation was $14.1 million, including accruals totaling $10.7 million for facilities and severance.

Note 9. Subsequent Event

     In October 2003, our Board of Directors approved a process of partial liquidation under which we anticipate making a series of cash distributions to stockholders, but will continue to operate the Company and BVAC on an ongoing basis. The process of partial liquidation currently supplants earlier provisions for fully liquidating the Company. The Company’s adoption of a plan of partial liquidation responds to changing market conditions in the auto sector which have made the near-term sale or distribution of the stock of BVAC to stockholders a less viable method of achieving maximum stockholder value, and creates greater flexibility for the Company to realize this value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Strategic Overview

     Prior to September 30, 2003, Bay View Capital Corporation (the “Company”) was a bank holding company headquartered in San Mateo, California. Our principal subsidiary, Bay View Bank (“the Bank”), was dissolved as of September 30, 2003. As a result, we now operate as a financial services company.

Plan of Dissolution and Stockholder Liquidity

     On October 3, 2002, our stockholders authorized a plan of dissolution and stockholder liquidity (the “Plan”) and the sale of the Bank’s retail banking assets to U.S. Bank, N.A. (“U.S. Bank”). Under the Plan, our Board of Directors is authorized to determine the most efficient means of liquidation, and the timing of the process. We originally contemplated that we would sell all of our assets, pay all of our liabilities and then distribute the proceeds, including the stock of Bay View Acceptance Corporation (“BVAC”), our automobile finance subsidiary, to our stockholders. In the year that has elapsed since the adoption of the Plan, we have sold substantially all of our assets with the exception of our auto lease portfolio and BVAC.

     As a result of stockholders’ authorization of the Plan and the close of the U.S. Bank transaction on November 1, 2002, we adopted liquidation basis accounting, effective September 30, 2002, in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

     Because of changing market conditions in the auto sector, as discussed elsewhere herein, we believe that the near-term sale or distribution of the stock of BVAC to stockholders is no longer the best method of achieving maximum stockholder value. Accordingly, on October 23, 2003, our Board of Directors approved a process of partial liquidation under which we anticipate making an initial cash distribution in the fourth quarter as previously intended, but will continue to operate the Company and BVAC on an ongoing basis.

     As previously indicated, we anticipate distributing $5.45 per share in cash to stockholders, including a year-end distribution of approximately $4.00 per share and then a series of six quarterly distributions beginning in June 2004. However, the exact amount of the distributions we intend to make to our stockholders may differ from the anticipated amounts for a number of reasons, including: the proceeds that we in fact receive from the disposition of other assets that are not yet subject to purchase commitments could be less than we currently anticipate; and our expenses, liabilities and other obligations prior to liquidation could be greater than we currently anticipate. As a result, no assurance can be given as to the exact amount or timing of the distributions that will be made to our stockholders, either in cash or in the stock of operating companies.

     Following, in general terms, is a description of the federal income taxation of distributions as a result of the Company’s change from a plan of complete liquidation to a plan of partial liquidation. Investors should consult with their tax advisors to determine their individual tax situations. For noncorporate stockholders, the distribution in 2003 should be treated as an exchange, and generate capital gain or loss depending on the relationship of the market price of the stock on the distribution date, the distribution amount, and the stockholder’s cost basis in the stock. Any such capital gain could be a long-term capital gain to the extent that shares have been held for twelve months. Such long-term capital gain is taxed at a federal tax rate of 15%. For corporate stockholders, the distribution in 2003 will be taxed as a dividend to the extent of the Company’s current or accumulated earnings and profits for tax purposes; we currently anticipate that the entire distribution in 2003 will be taxable as a dividend. Any distributions beyond the amount taxable as dividends are a return of capital to the extent of any remaining cost basis in the stock, and then taxed as capital gain. For all stockholders, distributions after 2003 will be taxed as dividends to the extent of the Company’s current or accumulated earnings and profits, with any excess being treated as first a return of capital to the extent of any remaining cost basis in the stock, then taxed as capital gain.

     The Bank completed its plan of dissolution and liquidation as of September 30, 2003. Under the plan, the Bank satisfied or discharged all of its known and currently due and payable liabilities, and transferred its remaining assets and liabilities to the Company, the Bank’s sole stockholder. We received final regulatory confirmation of the

Bank’s dissolution from the Office of the Comptroller of the Currency on October 27, 2003. As a result of the Bank’s dissolution, the Company ceased to be a bank holding company and the Company and its subsidiaries are no longer subject to supervision, examination and regulation by the Board of Governors of the Federal Reserve System (the “FRB”), the Office of the Comptroller of the Currency or the Federal Deposit Insurance Corporation.

Segments

     We operated two distinct business platforms through September 30, 2002, representing the two basic distribution channels of our primary businesses, retail and commercial banking. However, with our adoption of the Plan, we are now focused on the dissolution and liquidation of the Company’s assets and liabilities, and no longer operate the individual retail and commercial banking businesses or segments.

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

     For those leases considered impaired, the Company then estimates the fair value of the lease. The fair value is determined by calculating the present value of the future estimated cash flows, again assuming the probabilities of each of the three disposition scenarios. The present value is calculated using current market rates which are similar to the original contract lease rate. For those impaired leases where the estimated fair value is less than the net book value, an impairment charge is recorded for the difference. Since the inception of the lease portfolio in June 1998, the Company has recorded monthly depreciation charges, also included in leasing expense, to provide for losses that may be incurred at the end of the lease terms.

Income Taxes

     As a result of the Company’s Plan, the valuation allowance was $21.5 million as of December 31, 2002 based on the realizability of deferred tax assets in years after 2002. The computation of deferred tax assets, net of the valuation allowance, was based on the projection of future operating income through September 30, 2005, which was the projected final liquidation of the company. With the Company’s adoption of a plan of partial liquidation, the computation of deferred tax assets are no longer limited to future operating income through September 30, 2005. This has allowed the Company to fully benefit its operating losses through the first nine months of 2003. The amount of the valuation allowance remained unchanged at September 30, 2003

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standard Board (FASB) issued Financial Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” This interpretation provides guidance on identifying a variable interest entity (VIE) and determining when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will be required to consolidate that entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and /or receive a majority of the VIE’s expected residual returns, if they occur. New disclosure requirements are also prescribed by FIN 46. Originally, FIN 46 became effective upon its issuance. The FASB recently deferred the effective date of the interpretation until the first reporting period ending after December 15, 2003. We do not expect this interpretation to have a significant impact on the Company’s net assets in liquidation.

     On July 1, 2003, we adopted Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which clarifies how some instruments or securities should be classified on an issuer’s balance sheet and their related impact on income and results of operations. Implementation of Statement No. 150 resulted in the reclassification of our Capital Securities from their prior classification as a “mezzanine” item to liabilities. Consequently, the dividend expense on these Capital Securities during 2003, totaling $2.2 million and $6.7 million during the three- and nine-month periods ended September 30, 2003, is now reflected as interest expense. Statement No. 150 does not allow restatement of prior year results.

Results of Operations

     Under the liquidation basis of accounting, we are reporting the value of, and the changes in, net assets available for distribution to stockholders (“net assets in liquidation”) instead of results from continuing operations. Accordingly, the Company’s consolidated financial statements as of September 30, 2003 and December 31, 2002 and for the three- and nine-month periods ended September 30, 2003 have been prepared under the liquidation basis of accounting; the Consolidated Statement of Operations and Comprehensive Loss have been replaced with the Consolidated Statement of Changes in Net Assets in Liquidation. The Company’s consolidated financial statements presented for periods prior to September 30, 2002, (i.e., for the three- and nine-month periods ended

September 30, 2002) are presented on a going concern basis of accounting. The Company is providing, herein, (1) Consolidated Statements of Net Assets (Liquidation Basis) as of September 30, 2003 and December 31, 2002, (2) Consolidated Statements of Changes in Net Assets in Liquidation (Liquidation Basis) for the three- and nine-month periods ended September 30, 2003 and (3) Consolidated Statements of Operations and Comprehensive Loss for the three- and nine-month periods ended September 30, 2002 (Going Concern Basis).

Liquidation Basis

Changes in Net Assets in Liquidation – Three- and Nine-Month Periods Ended September 30, 2003

     Our net assets in liquidation totaled $409.8 million, or $6.36 in net assets in liquidation per outstanding diluted share at September 30, 2003 compared to $409.9 million, or $6.37 in net assets in liquidation per outstanding diluted share and $410.1 million, or $6.43 in net assets in liquidation per outstanding diluted share at June 30, 2003 and December 31, 2002, respectively.

     The change in net assets in liquidation during the quarter included a pre-tax operating loss of $2.2 million and $3.4 million of charges for assets in liquidation partially offset by $4.7 million of income tax benefit. The $3.4 million of charges was largely attributable to a $3.7 million impairment in the auto lease portfolio as the residual value of the portfolio declined due to weakness in used car values.

     The change in net assets in liquidation for the first nine months of 2003 included a pre-tax operating loss of $4.6 million and $6.0 million of charges for assets in liquidation partially offset by $6.3 million of income tax benefit and $4.1 million of other changes in net assets in liquidation, primarily proceeds from stock options and warrants exercised during the first nine months of 2003.

     The net charges for changes in estimated values of assets and liabilities during the first nine months of 2003 consisted primarily of $8.5 million of additional mark-to-market writedowns on the auto lease portfolio. This was partially offset by a $1.3 million gain associated with the financing secured by our auto lease cash flows resulting from favorable experience with the underlying cash flows, and a $1.0 million reduction of an accrual related to the settlement of litigation that was negotiated during the first quarter of 2003.

     Implementation of Statement No. 150 resulted in the reclassification of our Capital Securities from their prior classification as a “mezzanine” item to liabilities. Consequently, the dividend expense on these Capital Securities during 2003, totaling $2.2 million and $6.7 million during the three- and nine-month periods ended September 30, 2003, is now included in interest expense on borrowings. Statement No. 150 does not allow restatement of prior year results.

Leasing Expenses

     Leasing expense represents expenses related to our auto lease portfolio. Because the leases are accounted for as operating leases, the corresponding assets are capitalized and depreciated to their estimated residual values over their lease terms. This depreciation expense is included in leasing expenses, along with the amortization of capitalized initial direct lease costs and impairment charges. Leasing expenses were $7.0 million for the third quarter of 2003 compared to $12.9 million for the third quarter of 2002, and $24.4 million for the first nine months of 2003 compared to $44.0 million for the first nine months of 2002. The decreases in leasing expenses, compared to the prior periods, were primarily due to lower depreciation expense associated with the declining balance of our lease portfolio. We ceased purchasing auto leases in June 2000.

     At September 30, 2003, approximately 4,275 of the 6,665 vehicles in our automobile lease portfolio, or 64%, were considered impaired under Statement No. 144. This impairment is subject to a number of significant assumptions that could change in the near term, and adversely affect the valuation of the automobile lease portfolio. These assumptions were previously described under Critical Accounting Policies, Investment in Operating Lease Assets. Two of these assumptions - including the residual values of individual leases that are projected by ALG and the relative probabilities of the three alternatives for disposing of vehicles - are particularly susceptible to changes in market conditions. As an illustration of the sensitivity of these assumptions - if the market values of the individual vehicles declined by $250, an additional 7% of the leases would be deemed to be impaired and, therefore, potentially subject to an impairment charge. Furthermore, if the percentage of vehicles returned to the Company were greater than was projected at year-end, the impairment charge could increase because the proceeds realized under this disposition scenario is normally less than if the lessee purchased the automobile prior to the end of the lease term.

Income Taxes

     We recorded tax benefits of $4.7 million and $6.3 million for the third quarter and the first nine months of 2003, respectively. The tax benefit for the first nine months of 2003 was $6.3 million, which was recorded at an effective tax rate of 59.0%, and included a $2.4 million tax benefit for reductions in the prior year’s state tax liability. The 2003 effective tax rate is higher than the federal statutory rate primarily due to the effect of state income and franchise taxes.

Going Concern Basis

Results of Operations – Three- and Nine-Month Periods Ended September 30, 2002

     Our net income for the third quarter and for the first nine months of 2002, including net adjustments required to convert from a going concern basis to a liquidation basis of accounting, totaled $87.7 million, or $1.39 per diluted share, and $71.7 million, or $1.13 per diluted share, respectively. Excluding the liquidation adjustments, our operating income before taxes totaled $8.6 million and $5.9 million for the third quarter and first nine months of 2002, respectively.

     We recorded pre-tax adjustments totaling $266.5 million related to the mark-to-market valuation of our assets and liabilities in connection with our adoption of liquidation basis accounting during the quarter. Also during the quarter, we recorded $18.9 million in impairment charges, net of taxes, for goodwill related to three of our commercial lending businesses which was not expected to be realized upon the disposition of these businesses. As required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” the impairment loss was measured and recorded as of the date of adoption and recognized as the cumulative effect of a change in accounting principle as of January 1, 2002.

     Our results for the third quarter of 2002 included net gains on sales of assets totaling $18.1 million consisting of $11.8 million gain on the securitization and sale of auto loans and $6.3 million net gain on the sale of multi-family and commercial real estate loans.

     Our results for the first nine months of 2002 included a special charge of $13.1 million, recorded during the second quarter of 2002, related to the settlement of litigation. The settlement agreement with JP Morgan Chase Bank relating to the complaint filed against Bay View Franchise Mortgage Acceptance Company which we sold during 2001, resulted in a $13.1 million pre-tax charge to second quarter earnings and included the removal of approximately $12 million of nonperforming franchise loans from our consolidated balance sheet.

     On June 5, 2002, we completed the sale of our San Mateo-based factoring business, Bay View Funding, to a group of investors led by the factoring company’s management team. Through this transaction, we converted approximately $6.5 million of goodwill to tangible equity.

Net Interest Income and Net Interest Margin

     Our net interest income and net interest margin for the third quarter of 2002 were $18.6 million and 2.31%, respectively. Our net interest income and net interest margin for the first nine months of 2002 were $85.2 million and 3.56%, respectively. Our interest-earning assets, excluding our auto-related operating lease assets, totaled $3.4 billion at September 30, 2002. The average interest-earning assets, excluding our auto-related operating lease assets, totaled $3.2 billion for both the three- and nine-month periods ended September 30, 2002.

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

	AVERAGE BALANCES, YIELDS AND RATES

	For the Three Months Ended
	September 30, 2002

	Average		Average
	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Assets
Interest-earning assets:
Loans and leases	$1,627,939	$30,174	7.62%
Mortgage-backed securities(1)	155,087	1,749	4.52
Investments(1)	1,413,700	7,140	1.99

Total interest-earning assets	3,196,726	39,063	4.86%

Other assets	729,257

Total assets	$3,925,983

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits	$3,266,192	$15,978	1.94%
Borrowings(2)	239,019	4,505	7.53

Total interest-bearing liabilities	3,505,211	20,483	2.32%

Other liabilities	65,561

Total liabilities	3,570,772
Stockholders’ equity	355,211

Total liabilities and stockholders’ equity	$3,925,983

Net interest income/net interest spread		$18,580	2.54%

Net interest-bearing liabilities	$(308,485)

Net interest margin(3)			2.31%

(1)	Average balances and yields for securities and other investments classified as available-for-sale are based on historical amortized cost.

(2)	Interest expense for borrowings excludes expenses related to our Capital Securities.

(3)	Annualized net interest income divided by average interest-earning assets.

	AVERAGE BALANCES, YIELDS AND RATES

	For the Nine Months Ended
	September 30, 2002

	Average		Average
	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Assets
Interest-earning assets:
Loans and leases	$2,158,992	$122,208	7.70%
Mortgage-backed securities(1)	231,499	8,314	4.78
Investments(1)	794,862	14,717	2.45

Total interest-earning assets	3,185,353	145,239	6.08%

Other assets	680,673

Total assets	$3,866,026

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits	$3,141,636	$44,509	1.89%
Borrowings(2)	270,718	15,559	7.67

Total interest-bearing liabilities	3,412,354	60,068	2.35%

Other liabilities	107,646

Total liabilities	3,520,000
Stockholders’ equity	346,026

Total liabilities and stockholders’ equity	$3,866,026

Net interest income/net interest spread		$85,171	3.73%

Net interest-bearing liabilities	$(227,001)

Net interest margin(3)			3.56%

(1)	Average balances and yields for securities and other investments classified as available-for-sale are based on historical amortized cost.

(2)	Interest expense for borrowings excludes expenses related to our Capital Securities.

(3)	Annualized net interest income divided by average interest-earning assets.

Interest Income

     Interest income was $39.1 million for the third quarter of 2002 and $145.2 million for the first nine months of 2002. The average yield on interest-earning assets was 4.86% for the third quarter of 2002 and 6.08% for the first nine months of 2002.

Interest Expense

Deposits

     Interest expense on our deposits was $16.0 million for the third quarter of 2002 and $44.5 million for the first nine months of 2002. The average cost of deposits was 1.94% for the third quarter of 2002 and 1.89% for the first nine months of 2002. The following table summarizes our deposit costs by type for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30, 2002		Ended September 30, 2002

	Average Balance	Average Rate	Average Balance	Average Rate

		(Dollars in thousands)
Savings	$156,760	0.73%	$159,805	0.58%
Money Market	915,838	1.75	991,639	1.72
Checking accounts	730,138	0.82	734,123	0.84

Total transaction accounts	1,802,736	1.29	1,885,567	1.28
Retail certificates of deposit	1,355,770	2.78	1,219,779	2.83
Brokered certificates of deposit	107,686	2.35	36,290	2.35

Total deposits	$3,266,192	1.94%	$3,141,636	1.89%

Borrowings

     Interest expense on our borrowings was $4.5 million for the third quarter of 2002 and $15.6 million for the first nine months of 2002. The average cost of borrowings was 7.53% for the third quarter of 2002 and 7.67% for the first nine months of 2002. These amounts exclude the expense associated with our Capital Securities.

Provision for Losses on Loans and Leases

     The provision for losses on loans and leases was $2.2 million for the third quarter of 2002 and $10.7 million for the first nine months of 2002. Our year-to-date provision reflects the impact of a $2.6 million recovery on the sale of charged-off high loan-to-value home equity loans during the fourth quarter of 2001.

Noninterest Income and Noninterest Expense

     Noninterest income totaled $40.0 million for the third quarter of 2002 and $91.6 million for the first nine months of 2002.

General and Administrative Expenses

     General and administrative expenses were $31.7 million for the third quarter of 2002 and $93.0 million for the first nine months of 2002. The following table illustrates the ratio of general and administrative expenses to average total assets, including auto-related securitized assets, on an annualized basis for the periods indicated:

	For the Three	For the Nine
	Months Ended	Months Ended

	September 30, 2002	September 30, 2002

	(Dollars in thousands)
General and administrative expenses	$31,673	$93,001
Average total assets, including auto-related securitized assets	$4,200,818	$4,073,742

Annualized general and administrative expenses to average total assets, including auto-related securitized assets	3.02%	3.04%

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

     The following table illustrates the efficiency ratio for the periods indicated:

	For the Three	For the Nine
	Months Ended	Months Ended

	September 30, 2002	September 30, 2002

	(Dollars in thousands)
General and administrative expenses	$31,673	$93,001
Operating revenues, as defined	$45,264	$133,657

Efficiency ratio	70.0%	69.6%

Leasing Expenses

     Leasing expense is attributable to our auto leasing activities. Because the leases are accounted for as operating leases, the corresponding assets are capitalized and depreciated to their estimated residual values over their lease terms. This depreciation is included in leasing expenses, along with the amortization of capitalized initial direct lease costs and impairment charges. Leasing expenses were $12.9 million for the third quarter of 2002 and $44.0 million for the first six months of 2002. We ceased purchasing auto leases in June 2000.

Real Estate Owned

     Net expense related to our real estate owned was $0.1 million for the third quarter of 2002 and $1.0 million for the first nine months of 2002. Additionally, we recorded $0.2 million of provision for losses on real estate owned during the first quarter of 2002.

Amortization of Intangible Assets

     As of January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which requires that certain goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment at least annually. Amortization expense related to intangible assets was $0.3 million for the third quarter of 2002 and $1.0 million for the first nine months of 2002.

     We completed the first and second steps of the transitional goodwill impairment test as of June 30, 2002 and September 30, 2002, respectively. We recorded $18.9 million in impairment charges, net of taxes, for goodwill not expected to be realized upon the disposition of our Asset-based lending, Factored Receivables and Commercial leasing businesses. As required by the transitional provisions of Statement No. 142, the impairment loss was measured and recorded as of the date of adoption and recognized as the cumulative effect of a change in accounting principle as of January 1, 2002.

Income Taxes

     We recorded tax expense of $187.4 million and $181.8 million for the third quarter of 2002 and the first nine months of 2002, respectively. We also recorded a deferred tax benefit of $2.3 million on the cumulative effect of a change in accounting principle, which was presented net of this tax benefit. As a result of the Company’s plan of dissolution and stockholder liquidity, income tax expense includes the effect of establishing a valuation allowance of $24.0 million on the realizability of deferred tax assets in years after 2002. The realizability of deferred tax assets and the related valuation allowance are based on total projected future income through the final liquidation of the Company.

     The effective tax rate used in computing the $181.8 million tax expense for the first nine months of 2002 was 71.5%. This expected 2002 effective tax rate was higher than the federal statutory rate primarily due to state income taxes, the valuation allowance on deferred tax assets, disposition of nondeductible goodwill and nondeductible compensation associated with the Company’s plan of dissolution and stockholder liquidity.

Capital Securities

     On December 21, 1998, we issued $90 million of Capital Securities through Bay View Capital I, a business trust formed to issue the securities. The Capital Securities accrue quarterly cumulative distributions at an annual rate of 9.76% of the liquidation value of $25 per share. Dividend expense on the Capital Securities was $2.7 million for the third quarter of 2002 and $7.9 million for the first nine months of 2002.

     In September of 2000, we entered into an agreement with the FRB which required that we obtain their approval prior to disbursing any dividends associated with our Capital Securities. Beginning with the third quarter of 2000, we began deferring distributions quarterly in accordance with the terms of the Capital Securities. During this period, deferred distributions were accrued at an annual rate of 9.76% of the liquidation amount of $25 per Capital Security, plus accumulated additional distributions at the same rate, compounded quarterly, on any unpaid distributions. Deferred distributions and interest, which were fully accrued, was $21.8 million at September 30, 2002.

Balance Sheet Analysis

     Our total assets were $554.5 million at September 30, 2003 compared to $875.5 million at December 31, 2002. Our balance sheet decreased as we liquidated assets and used cash and cash equivalents to repay maturing brokered CD’s, reduce our borrowings and pay down other liabilities - including the reserve for estimated costs during the period of liquidation.

Securities

     The following table illustrates our securities portfolio as of the dates indicated:

	September 30,	December 31,
	2003	2002

	(Dollars in thousands)
Available-for-sale
Asset-backed securities	$281	$6,267
Retained interests in auto securitizations	34,234	31,870

Total investment securities	34,515	38,137

Mortgage-backed securities:
Fannie Mae	11,044	18,096
Freddie Mac	631	13,335
Collateralized mortgage obligations	625	1,085

Total mortgage-backed securities	12,300	32,516

Total securities available-for-sale	$46,815	$70,653

     In accordance with liquidation basis accounting, our investment securities are classified as available-for-sale and recorded at their net realizable value. Adjustments to net realizable value, if any, are recorded on a quarterly basis in earnings through the changes in estimated values of assets and liabilities.

     We sold $7.4 million of mortgage-backed securities and $2.7 million of asset-backed securities during the first nine months of 2003. Gains of $35,000 were realized on the sales. There were no purchases of investment securities during the first nine months of 2003.

     During the third quarter, BVAC securitized and sold approximately $193 million of automobile installment contracts and retained an interest in this securitization with an initial balance of $9.5 million.

Loans and Leases

     The following table illustrates our loan and lease portfolio as of the dates indicated:

	September 30, 2003	December 31, 2002

	(Dollars in thousands)
Loans and leases receivable:
Auto installment contracts(1)	$122,715	$142,357
Other loans:
Multi-family mortgage loans	—	2,443
Commercial mortgage loans	2,642	7,712
Franchise loans	23,998	46,928
Asset-based loans, syndicated loans, factored receivables and commercial leases	2,434	104,362
Business loans	4,882	7,212

Total other loans	33,956	168,657

Loans and leases receivable(2) (3)	$156,671	$311,014

(1)	Amounts exclude auto-related operating lease assets reported separately from loans and leases totaling $86.3 million at September 30, 2003 and $191.0 million at December 31, 2002.

(2)	All loans and leases are classified as held-for-sale.

(3)	Includes mark-to-market valuation reserves of $11.7 million and $35.1 million at September 30, 2003 and December 31, 2002, respectively.

     During the first nine months of 2003, we completed the sale and/or securitization of approximately $316.3 million of loans and received an additional $104.6 million in loan repayments. In connection with the Plan, our loans and leases receivable is classified as held-for-sale at September 30, 2003. We continue to purchase auto installment contracts through BVAC but ceased all other loan production activities during the fourth quarter of 2002.

Liquidating Portfolio

     We sold approximately $80.5 million of loans and received $47.2 million of loan repayments in our liquidating loan portfolio during the first nine months of 2003. These loan sales and repayments, totaling $127.7 million were comprised of $89.7 million of asset-based loans, $15.9 million of franchise loans, $10.8 million of syndicated loans, $4.3 million of commercial real estate loans, $3.8 million of multi-family mortgage loans and $3.2 million of business loans, factored receivables and commercial leases. At September 30, 2003, the net carrying value of the Company’s remaining investment in loans to be liquidated was reduced to $34.0 million from $169 million at December 31, 2002.

BVAC

     During the first nine months of 2003, BVAC purchased $212.1 million of auto installment contracts on new and used vehicles. The year-to-date purchases consisted of 7,470 contracts with weighted average contract rates of 8.44% and weighted average FICO scores of 732. At September 30, 2003, BVAC was servicing 32,000 contracts representing $573 million. During the third quarter, BVAC called its 2000-LJ-1 automobile receivable backed notes and repurchased auto installment contracts with a par value of $33.8 million and an average coupon rate of 10.25%.

     The following tables illustrate the activity in our loan and lease portfolio for the periods indicated:

	For the Three Months Ended

	September 30, 2003	September 30, 2002

	(Dollars in thousands)
Loan and lease purchases and originations:
Auto installment contracts	$66,878	$76,230
Home equity loans and lines of credit	—	26,397
Multi-family and commercial mortgage loans	—	27,105
Asset-based loans, syndicated loans, factored receivables and commercial leases	—	8,617
Business loans	—	9,393

Total purchases and originations	$66,878	$147,742

	For the Nine Months Ended

	September 30, 2003	September 30, 2002

	(Dollars in thousands)
Loan and lease purchases and originations:
Auto installment contracts	$212,107	$245,267
Home equity loans and lines of credit	—	80,857
Multi-family and commercial mortgage loans	—	217,788
Asset-based loans, syndicated loans, factored receivables and commercial leases	—	25,408
Business loans	—	31,977

Total purchases and originations	$212,107	$601,297

     BVAC’s purchases for the first nine months of the year were below expectations. Incentive financing from auto manufacturers, including zero percent financing out to a term of 72 months, continues to be widely available on new vehicles. These products have encroached on BVAC’s traditional market in extended term contracts, which appeal to monthly payment-oriented buyers of new vehicles. Incentive financing has also drawn a segment of BVAC’s used vehicle buyers / borrowers into new vehicle purchases. BVAC has chosen to remain focused on credit quality and has reduced its purchases of installment contracts from certain independent dealers. As a result, the quality and performance of the BVAC loan portfolio has remained sound. However, this focus on credit quality and the encroachment mentioned above have resulted in reduced loan production in recent quarters. We believe this loss of production has diminished the near-term liquidation value of BVAC. As a result, we reduced our after-tax premium on BVAC from $12.8 million to $4.0 million during the third quarter of 2003.

     BVAC has substantially reduced its operating expenses while enhancing marketing procedures. As the economy recovers and these marketing strategies are fully implemented, we anticipate BVAC’s loan production will recover commensurately. Looking forward to 2004, BVAC has expanded its relationships with multi-store auto dealerships and anticipates increasing loan production from these relationships. Expansion into new states, which was de-emphasized during the restructuring period, has also been reactivated and is anticipated to increase production in 2004.

     BVAC securitized and sold approximately $193 million of automobile installment contracts during the third quarter. A gain of $0.8 million was realized on the transaction. During the first nine months of 2003, contracts sold and/or securitized totaled $235.8 million. Additionally, BVAC received $57.4 million of auto installment contract repayments during the first nine months of 2003.

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

     The following table illustrates our nonperforming assets as of the dates indicated:

	September 30,	December 31,
	2003	2002

	(Dollars in thousands)
Nonaccrual loans and leases	$4,867	$24,683
Real estate owned	6,480	2,402
Other repossessed assets	147	183

Nonperforming assets	$11,494	$27,268

     The decrease in total nonperforming assets at September 30, 2003, compared to December 31, 2002, was primarily due to a decrease in nonaccruing franchise loans, syndicated and commercial real estate loans, primarily resulting from loan sales and prepayments partially offset by an increase in real estate owned. We transferred $7.0 million of nonperforming franchise loans to real estate owned and recognized a loss of $0.5 million during the first nine months of 2003. Our nonperforming assets include mark-to-market valuation reserves of $4.1 million and $16.4 million at September 30, 2003 and December 31, 2002, respectively. Nonperforming assets excluding franchise-related assets were $3.0 million at September 30, 2003, compared to $6.3 million at December 31, 2002, while non-franchise nonaccrual loans and leases were $2.7 million at September 30, 2003 compared to $5.9 million at December 31, 2002.

     The following table illustrates nonperforming assets and nonperforming assets as a percentage of consolidated total assets by their original loan and lease type:

	Nonperforming Assets
	as a Percentage of Consolidated Total Assets

	September 30, 2003		December 31, 2002

	(Dollars in thousands)
Original loan and lease type:
Auto installment contracts	$271	0.05%	$284	0.03%
Multi-family mortgage loans	—	0.00	84	0.01
Commercial real estate loans	180	0.03	948	0.11
Franchise loans	8,467	1.53	21,005	2.40
Asset-based loans, syndicated loans, factored receivables and commercial leases	2,576	0.46	4,850	0.55
Business loans	—	0.00	97	0.01

Total	$11,494	2.07%	$27,268	3.11%

     Total loans and leases delinquent 60 days or more were $1.5 million at September 30, 2003 compared to $17.8 million at December 31, 2002. Delinquent franchise related loans were $1.1 million at September 30, 2003 compared to $15.5 million at December 31, 2002. Total loans and leases delinquent 60 days or more as a percentage of loans and leases receivable was 1.00% at September 30, 2003 compared to 5.71% at December 31, 2002.

Deposits

     The following table illustrates deposits as of the dates indicated:

	September 30, 2003		December 31, 2002

	Amount	Rates	Amount	Rates

	(Dollars in thousands)
Brokered certificates of deposit	$—	—%	$224,189	2.35%

Total	$—	—%	$224,189	2.35%

     The $224.2 million of brokered CD’s matured during the first quarter of 2003.

Borrowings

     At September 30, 2003, our borrowings totaled $109.3 million and included the remaining balance of the financing secured by our auto lease contractual cash flows, totaling $23.8 million, and the outstanding Capital Securities, totaling $85.5 million, which were reclassified as liabilities upon our adoption of Statement No. 150, as previously discussed.

     During the second quarter, BVAC obtained a $250 million revolving receivables warehouse credit facility which will be used to fund BVAC’s purchases and warehousing of installment contracts. Borrowings will be repaid with the proceeds from securitizations or sales of installment contracts. There was no outstanding balance on BVAC’s warehouse line at September 30, 2003.

Capital Securities

     During the quarter, we completed an offer of optional redemption of our Capital Securities at a price of $25.00 per Capital Security plus accrued and unpaid distributions through the date of redemption. Holders of the Capital Securities elected to redeem 184,903 shares, or approximately 5.14% of the outstanding Capital Securities, under the offer that expired on September 8, 2003. We intend to call all of the remaining Capital Securities at year-end.

Liquidity

     The objective of our liquidity management is to ensure that funds are available to finance BVAC’s purchases and warehousing of installment contracts, and to service other liabilities as they come due. We define liquid assets as cash and cash equivalents including commercial paper and other short-term investments. At September 30, 2003, we had $208.3 million of cash and cash equivalents of which approximately $27.4 million was restricted.

     Since the U.S. Bank transaction, we have used the proceeds from our liquidation and disposition of assets to fund BVAC’s purchases of installment contracts; repay maturing brokered certificates of deposit and borrowings; and to meet other working capital needs. With the Company’s adoption of a process of partial liquidation, BVAC is the sole operating subsidiary that will have on-going operations. With the exception of its assets and liabilities and our operating (auto) lease assets, we are proceeding with the remaining liquidation and anticipate that this process will be substantially completed by the end of 2003. The liquidation of the auto leases, which will be funded out of the future cashflow of the leases, is anticipated to be completed by the end of the third quarter of 2005, consistent with the maturities of these leases. Our uses of liquidity are now largely limited to funding BVAC’s purchases of installment contracts and its other working capital needs.

     However, we have an option to call the $85.5 million of outstanding Capital Securities at year-end and anticipate repaying these securities at that time. We also anticipate declaring and paying a liquidating distribution of approximately $265 million, or $4.00 per share, to stockholders at year-end. The repayment of the Capital Securities and a portion of the liquidating distribution will be funded with existing cash and cash equivalents. We anticipate funding the balance with proceeds from further liquidations that are to be completed during the fourth quarter of the year combined with borrowings from BVAC’s $250 million revolving receivables warehouse credit facility (“Credit Facility”). During the fourth quarter, BVAC will pledge the balance of its warehouse inventory of installment contracts and draw on the Credit Facility. Subsequent to these transactions, BVAC will fund its purchases of installment contracts with its Credit Facility and periodically sell or securitize these contracts from its warehouse inventory to pay down the Credit Facility.

Capital Resources

     At September 30, 2003, our net assets in liquidation totaled $409.8 million or $6.36 in net assets in liquidation per outstanding share based on 64,480,713 diluted common shares in liquidation. At this date, approximately 74% of consolidated assets were funded by equity capital. At December 31, 2002, our net assets in liquidation totaled $410.1 million, or $6.43 in net assets in liquidation per outstanding share at December 31, 2002 based on 63,747,157 diluted common shares in liquidation.

     With the Bank’s dissolution on September 30, 2003, the Company ceased to be a bank holding company. Consequently, the Company is no longer subject to the regulatory capital guidelines administered by the Board of Governors of the Federal Reserve.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     To date, we have used the proceeds from our liquidation and disposition of assets to fund BVAC’s purchases of auto installment contracts. However during the fourth quarter, BVAC will pledge the balance of its warehouse inventory of installment contracts and draw on its Credit Facility. Subsequently, BVAC will fund its purchases of installment contracts with its Credit Facility and will periodically securitize or sell these contracts in order to provide it with liquidity to continue its purchases.

     The installment contracts purchased by BVAC are fixed rate and, accordingly, changes in prevailing market interest rates affect the pricing we receive in the securitization or sales of these installment contracts and, therefore, the resultant gains we realize. The counterparties, or investors, in our securitization or sales transactions require a yield that is commensurate with prevailing market interest rates. The pricing on these transactions is generally established from index swap rates on U.S. Treasury Notes of a duration equivalent to our installment contracts. Accordingly, our earnings are affected by changes in prevailing market interest rates. To protect the market value of our warehouse inventory of installment contracts, we are hedging the market value risk in these contracts from the date of purchase to the date of sale or securitization. We are generally using derivative financial instruments including interest rate swap agreements to manage this interest rate risk. The market value of these derivative instruments is designed to respond inversely to the market value of our warehouse inventory resulting from changes in prevailing market interest rates. These agreements are entered into as we purchase installment contracts; the agreements are closed out at the time installment contracts are securitized or sold. Our policy is to maintain a fully hedged position on our warehouse inventory. At September 30, 2003, we had entered into SWAP contracts with a total notional amount of $123.0 million. We will pay fixed interest rate of 2.35% and receive floating interest rate of 1.14%. These contracts mature in September 2004 and September 2006. An increase of 100 or 200 basis points will result in an approximate loss of $3.0 million and $6.0 million, respectively, on these contracts; while a decrease of 100 basis points will result in an approximate gain of $3.0 million.

     We are able to fix the rate on borrowings under the Credit Facility for the period that installment contracts reside in our warehouse inventory. The Credit Facility is a commercial paper conduit facility and we are able to borrow for specified maturities that correspond with the duration that installment contracts will reside in our warehouse inventory.

     We account for changes in the market value of derivative instruments using the liquidation basis of accounting, rather than accounting prescribed for a fair value hedge under Statement of Financial Accounting Standards 133, “Accounting for Derivative Instruments and Hedging Activities.” Changes in the market value of these derivative instruments are reflected in our consolidated statements of net assets in liquidation under pre-tax loss from operations, while offsetting changes in the market value of underlying installment contracts are included in changes in estimated values of assets and liabilities.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 12(a) - and 15(d)- 14(c)) as of a date within 90 days of the filing of this quarterly report, have concluded that, as of such date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

(b)	Changes in internal controls. There have been no changes in the Company’s internal controls or in the other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. As a result, no corrective actions were required or undertaken.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved as plaintiff or defendant in various legal actions and are occasionally exposed to unasserted claims arising in the normal course of business. In the opinion of management, after consultation with counsel, the resolution of these legal actions will not have a material adverse effect on our net assets in liquidation.

Item 2.	Changes in Securities

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

a(i)	Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

b(i)	The Registrant filed the following report on Form 8-K dated July 22, 2003 during the three months ended September 30, 2003:

On July 22, 2003, the Registrant furnished as Exhibit 99.1 a copy of its earnings release for the quarter ended June 30, 2003.

b(ii)	The Registrant filed the following report on Form 8-K dated August 8, 2003 during the three months ended September 30, 2003:

On August 8, 2003, the Registrant filed as Exhibit 99.1 a copy of a press release announcing an offer of optional redemption of its Capital Securities at a price of $25.00 per Capital Security plus accrued and unpaid distributions through September 8, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAY VIEW CAPITAL CORPORATION Registrant

DATE: November 14, 2003	BY:	/s/ John Okubo

John Okubo Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002