Form 10-K
period 2003-12-31
BAY VIEW CAPITAL CORP
filed 2004-03-15
CIK 840387

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________to____________________

Commission file number 0-14879

BAY VIEW CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-3078031
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1840 Gateway Drive San Mateo, California (Address of principal executive offices)	94404 (Zip Code)

Registrant’s telephone number, including area code: (650) 312-7300
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange
9.76% Capital Securities due 2028	New York Stock Exchange

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003 was $364,280,153, based upon the price at which the common equity was last sold on the New York Stock Exchange as of such date.

     There were 65,780,293 shares of Common Stock, $0.01 par value, outstanding as of February 27, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

     Part III of Form 10-K – Portions of the definitive Proxy Statement for Registrant’s 2004 Annual Meeting of Stockholders to be filed not later than April 29, 2004 with the Securities and Exchange Commission are incorporated by reference in Items 10, 11, 12, 13 and 14.

FORM 10-K

Forward-Looking Statements

     This Form 10-K Annual Report of Bay View Capital Corporation (the “Company,” “we,” “us,” or “our”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that describe our plans for our automobile finance company, Bay View Acceptance Corporation (“BVAC”), and the continuing disposition of assets and satisfaction of liabilities the Company acquired when the banking activities of Bay View Bank, N.A. (the “Bank”) were discontinued effective September 30, 2003. These forward-looking statements are identified by use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and similar terms and phrases, including references to assumptions. These forward-looking statements are necessarily based on assumptions as of the date of this Form 10-K Annual Report and involve risks and uncertainties. Accordingly, the Company’s actual results from the ongoing operations of BVAC and the continuing disposition of assets and satisfaction of liabilities from the discontinued banking activities may differ materially from those that the Company currently anticipates.

     There are a number of factors that may affect forward-looking statements regarding the ongoing operations of BVAC including the following:

•	Our Board could determine to expand the Company’s and BVAC’s operations if it decides greater stockholder value would be realized by doing so;

•	The Company’s ability to obtain financing to fund the ongoing operations of BVAC, including securitizing and selling automobile installment contracts in order to repay an existing line of credit;

•	Changes in general economic and business conditions;

•	Interest rate fluctuations, including hedging activities;

•	The Company’s financial condition and liquidity, as well as future cash flows and earnings;

•	Competition;

•	The Company’s level of operating expenses;

•	The effect of new laws, regulations and court decisions affecting consumer finance transactions;

•	The condition of the market for the sale of new and used automobiles;

•	The level of chargeoffs on the contracts that BVAC purchases; and

•	Significant litigation.

     The Company proposes to make approximately $1.45 per share in cash distributions to our stockholders from the proceeds of the disposition of assets from discontinued banking activities. The factors that could reduce the amounts ultimately distributed or that could cause a delay in making the distributions include the following:

•	Unforeseen delays in the disposition of the assets;

•	The realization of the Company’s deferred tax assets could be less than the Company currently projects;

•	The Company may encounter difficulty in selling some of its assets, and certain assets may not be able to be sold for the prices the Company currently anticipates;

•	The Company may not be able to discharge certain liabilities for the amounts the Company currently estimates;

•	The Company may incur or discover presently unanticipated claims, liabilities or expenses;

•	Our current estimates of the cash distribution amounts include projections of future events and performance as distant as 2006 and, accordingly, are inherently subject to many uncertainties;

•	The expenses of the disposition of assets may exceed the amounts currently estimated;

•	Our Board could determine to expand the Company’s and BVAC’s operations if it decides greater stockholder value would be realized by doing so.

     As a result of the foregoing factors, no stockholder should place undue reliance on any forward-looking statements. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements and all forward-looking statements speak only as of the date made.

Part I

Item 1. Business

General and Business Overview

     Bay View Capital Corporation, a Delaware corporation organized in 1989 (the “Company,” “we,” “us,” or “our”), is a financial services company headquartered in San Mateo, California. On October 3, 2002, we adopted a Plan of Dissolution and Stockholder Liquidity (the “Plan”). The Plan contemplated that we, under applicable provisions of the Delaware General Corporation Law, would:

•	dispose of all of our assets, including all of the assets of Bay View Bank, N.A. (the “Bank”);

•	pay all of our debts and liabilities and make reasonable provision for any contingent liabilities;

•	distribute the remaining proceeds from our asset sales to our stockholders; and

•	dissolve.

     As a result of the adoption of the Plan, we adopted the liquidation basis of accounting effective September 30, 2002.

     During the fourth quarter of 2003, our Board of Directors amended the Plan to become a plan of partial liquidation (the “Amended Plan”) under which we will complete the liquidation of the assets and satisfaction of the liabilities of the Bank remaining after the Bank’s September 30, 2003 dissolution, distribute the proceeds to our stockholders through a series of cash distributions, and continue to operate our wholly-owned automobile finance subsidiary, Bay View Acceptance Corporation (“BVAC”), on an ongoing basis. In connection with adopting the Amended Plan, we discontinued our use of liquidation basis accounting and re-adopted going concern basis accounting effective October 1, 2003.

     The background of the Plan and our Board’s decision to adopt the Amended Plan is as follows:

•	As previously reported, the substantial losses we suffered in 2000 materially adversely affected our regulatory capital levels as well as those of the Bank. The adverse effect on our regulatory capital level and that of the Bank resulted in the imposition of written regulatory agreements pursuant to 12 U.S.C. 1818(b) by the Board of Governors of the Federal Reserve System (the “FRB”) with respect to us and by the Office of the Comptroller of the Currency (the “OCC”) with respect to the Bank.

•	In March 2001, in light of the critical financial condition and our uncertain future of us and that of the Bank, we and the Bank retained new management to develop and implement a strategic plan to restore the financial stability of us and the Bank. The principal elements of the strategic plan were the sale of the Bank’s higher risk assets, including the sale of its franchise loan servicing operations and franchise loans, and a renewed focus on the Bank’s commercial and retail banking platforms.

•	Following the significant and successful turnaround actions undertaken and completed in 2001 under the strategic plan, we began active consideration of various alternatives to maximize our value to our stockholders. We retained Credit Suisse First Boston Corporation to assist us in evaluating a variety of transactions. Through this evaluation process, we determined that greater stockholder value could be obtained by adopting the Plan and selling our and the Bank’s assets to a series of purchasers rather than by an alternative approach such as selling or merging us or the Bank as a whole.

•	As a result of the decision to proceed with the Plan, we and the Bank engaged in asset disposition activities. The two principal asset disposition transactions effected were the sale of approximately $1.0 billion of multifamily and commercial real estate loans to Washington Mutual Bank, FSA in August 2002 and the sale of the Bank’s retail banking assets (including 57 branch offices; MoneyCare; service center operations; approximately $327.7 million of single family residential mortgages, home equity and commercial loans) and the assumption of $3.3 billion of deposit liabilities, to U.S. Bank National Association (“U.S. Bank”) on November 1, 2002.

•	The dissolution and liquidation of the Bank was completed on September 30, 2003. On that date, the Bank transferred its remaining assets and liabilities to us, as the Bank’s sole stockholder. From November 1, 2002 until its dissolution, the Bank did not operate any branches, did not accept any deposits, and did not otherwise conduct traditional banking activities. During the period from November 1, 2002 through September 30, 2003, our principal business activity has been the ongoing disposition of the Bank’s remaining assets, and the satisfaction of its liabilities. Net interest income, the difference between interest received and interest paid, comprised the majority of our operating earnings in 2003. As we continue to sell assets and discharge liabilities, these operating earnings will continue to contract.

•	In October 2003, our Board of Directors adopted the Amended Plan. Among the factors considered by our Board of Directors in deciding to engage in a partial liquidation rather than a complete liquidation were; adverse market conditions in the auto sector, which caused our Board to conclude that the near-term sale or distribution of the stock of BVAC to our stockholders would not be the best method of maximizing stockholder value; a determination that our remaining tax net operating loss carryforwards could be more fully utilized by continuing to operate BVAC beyond the third quarter of 2005; and, the opportunity to obtain greater corporate and financial flexibility than if we were limited to operating as a dissolving corporation. In accordance with the Amended Plan, we made an initial cash distribution of $263.2 million, or $4.00 per share, to our stockholders on December 30, 2003 and redeemed $63.5 million of the 9.76% Cumulative Capital Securities on December 31, 2003.

     In the course of resolving the remaining assets and liabilities from discontinued banking activities during 2004 and 2005, we currently anticipate making additional cash distributions of approximately $1.45 per share to our common stockholders through a series of six quarterly distributions beginning in the second quarter of 2004 and continuing through the third quarter of 2005. We believe that each of the first five of these distributions will be approximately $0.25 per share with the sixth distribution approximating $0.20 per share. The timing and amount of these distributions will vary depending on our Board’s future decisions about BVAC and how to maximize stockholder value.

Automobile Finance

     BVAC is a Southern California-based auto finance company engaged in the indirect financing of automobile purchases by individuals. BVAC is our only remaining operating subsidiary. As an indirect lender, BVAC markets to automobile dealerships, both manufacturer-franchised dealerships and independent dealerships, and purchases installment contracts on new and used vehicles from over 7,000 auto dealers in 24 states. Of the contracts BVAC purchased in 2003, approximately 90% were originated by manufacturer-franchised dealerships and approximately 10% were originated by independent dealerships; 49% were contracts on new vehicles and 51% were contracts on used vehicles. BVAC purchases installment contracts with limited recourse to the dealer.

     BVAC has positioned itself in the market as a premium priced lender for well-qualified borrowers seeking extended financing terms and higher advances than those generally offered by traditional lenders. BVAC places a strong emphasis on borrower stability, credit quality, and debt serviceability. With Fair, Isaac & Co. “FICO” credit scores that averaged 733 in 2003, BVAC’s borrower base is largely comprised of prime borrowers. BVAC currently offers financing terms to 96 months and typically finances an amount in excess of a dealer’s wholesale value of a vehicle. BVAC will finance vehicles without restrictions on the model year. During 2003, the average loan amount BVAC financed was $28,600 with an average term of 81 months. We believe that this strategy has enabled BVAC to establish a loyal dealership network by satisfying consumer demand within the indirect auto finance market that is inadequately served by commercial banks and finance companies. BVAC utilizes a proprietary credit scoring system in connection with its underwriting and credit approvals. The credit scoring system captures data from consumers’ credit bureau reports, consumers’ loan applications and the terms of proposed loans.

     We entered the auto finance business in 1996 through our acquisition of CTL, Inc., the parent company of California Thrift & Loan. California Thrift & Loan began its auto finance operations in 1973, and through a series of mergers and name changes, became BVAC. Since the liquidation of the Bank, BVAC has operated as an independent finance company, rather than a portfolio-lending unit of the Bank, purchasing installment contracts for sale or securitization. BVAC has a $250 million revolving warehouse credit facility for funding its purchases of contracts prior to securitization or sale. At December 31, 2003, BVAC had $138.2 million outstanding under this credit facility. BVAC intends to periodically securitize and sell its production of installment contracts in order to repay the line of credit. BVAC retains the servicing obligation on the contracts that it securitizes or sells which provides the Company with a source of fee income over the life of the contracts.

     BVAC is continuing a geographic expansion plan that it initiated in late 2002. From its established presence in 17 states, primarily in the West, Midwest and Florida, BVAC entered seven Mid-Atlantic states in 2003. In 2004, BVAC plans to enter nine additional states primarily in New England, as well as Oklahoma. Historically, BVAC has aligned itself with smaller franchised and independent dealers. In recent years, the industry has experienced intense merger and acquisition activity that has led to the emergence of large, regional and national automobile dealership organizations, causing BVAC to lose production volume from its existing dealer base. In response, during 2003 BVAC began a campaign to establish relationships with these regional and national dealer organizations and has now signed agreements with five of these organizations representing 370 dealerships. During 2004, BVAC intends to continue to pursue this strategy.

     BVAC uses a vertically integrated combination of regional marketing representatives and national supervision to develop and maintain relationships with the majority of its dealer base and market its indirect financing programs. Account development managers develop and maintain relationships with BVAC’s larger regional and national dealership organizations. Retail contracts are centrally underwritten, approved, funded, and serviced from BVAC’s Covina, California corporate office.

Liquidating Portfolio

     As of December 31, 2003, our ongoing business consisted solely of automobile financing. All other types of lending were discontinued beginning in 2002 and remaining loans from these other types of lending and other assets continue to be liquidated. The following descriptions are provided as a reference to these assets with outstanding balances at December 31, 2003. All outstanding balances at December 31, 2003 are classified as held-for-sale.

     Automobile Leases - Automobile leases, which are not included in the balance of our loan portfolio, totaled $66.7 million net of accumulated depreciation and valuation allowances at December 31, 2003, and represent 18.3% of our consolidated assets. We ceased purchasing auto leases in June 2000. The auto leases are accounted for as operating leases and the lease asset is capitalized and depreciated to its estimated residual value over the term of the lease.

     Asset-Based Loans - At December 31, 2003, our asset-based loans totaled $0.8 million. Our asset-based loans are primarily adjustable-rate loans based on the prime rate index. Coincident with the sale of the Bank’s retail banking assets, we ceased originating asset-based loans.

     Business Loans and Lines of Credit - At December 31, 2003, our business loans totaled $4.8 million. We also ceased originating business loans and lines of credit in November 2002.

     Franchise Loans - At December 31, 2003, our commercial franchise loans totaled $6.4 million. We ceased the purchase and origination of franchise loans in September 2000. Since then, we have focused on disposing of our franchise loans through loan sales and negotiated payoffs. During 2003, franchise loan sales, as well as loan payoffs and amortization, reduced our franchise loans to $6.4 million at December 31, 2003 from $46.9 million at December 31, 2002. At December 31, 2003, franchise loans included $5.4 million of loans to gas station/convenience store and truckstop operators and $1.0 million of loans to restaurant operators.

     Mortgage-backed and Other Securities - At December 31, 2003, our mortgage-backed and other securities portfolio totaled $6.1 million and consisted of $5.9 million of high-quality mortgage-backed securities issued by

Fannie Mae and Freddie Mac and senior tranches of private issue collateralized mortgage obligations and $0.2 million of other securities. During 2003, we sold $15.3 million of mortgage- and asset-backed securities.

     Real Estate Owned - At December 31, 2003, our real estate owned totaled $5.0 million and consisted entirely of foreclosed franchise properties.

Funding Activities

     On November 1, 2002, U.S. Bank acquired the Bank’s retail deposits in connection with our sale of the Bank’s retail banking assets. All of the Bank’s brokered deposits matured by March 31, 2003.

     In addition to our warehouse credit facility, we have other borrowings, representing the remaining balance of a structured financing secured by the contractual cash flows from our auto lease portfolio, which totaled $16.1 million at December 31, 2003.

Debt

     As of December 31, 2003, we had $24.8 million of outstanding debt represented by 9.76% Junior Subordinated Deferrable Interest Debentures (the “Junior Debentures”) that were issued by the Company to Bay View Capital I, a Delaware business trust we sponsor. The Junior Debentures support the $22.0 million of outstanding 9.76% Cumulative Capital Securities (the “Capital Securities”) that were issued by Bay View Capital I and trade on the New York Stock Exchange under the symbol (“BVS”). Effective December 31, 2003, in accordance with the requirements of Financial Accounting Standards Board Financial Interpretation No. 46, “Consolidation of Variable Interest Entities,” we deconsolidated Bay View Capital I and the Capital Securities. As a result of this deconsolidation, as of December 31, 2003, the debt reflected in our consolidated financial statements now reflects the Junior Debentures while no longer reflecting the Capital Securities.

     During the third quarter of 2003, we completed an offer of optional redemption for our Capital Securities. Holders of the Capital Securities elected to redeem approximately $4.6 million of the Capital Securities, or approximately 5% of the then outstanding Capital Securities. On December 31, 2003, we redeemed $63.5 million, or approximately 74%, of the Capital Securities outstanding at that time.

     The Junior Debentures and the Capital Securities are both callable at par. We currently anticipate redeeming these remaining securities during 2004.

Competition

     Automobile financing is provided by a number of competing entities including captive finance affiliates of automobile manufacturers, commercial banks, independent finance companies, thrifts, and credit unions. Many of our competitors have greater financial resources, capitalization, greater access to existing and newly emerging capital markets, better economies of scale, and more favorable costs of funds than we do. Our competitors often provide more favorable financing terms to automobile purchasers or dealers than we do. The captive finance affiliates of the automobile manufacturers have historically offered varying amounts of below-market financing to automobile purchasers to increase automobile sales volume. A number of our competitors also offer automobile purchasers and dealerships with additional forms of financing, including auto leasing and dealer inventory floor plan financing, which are not provided by the Company. We believe that we compete primarily on the basis of the relative uniqueness of the extended term and over-advance features of our product, and the quality of service we provide to dealers. Accordingly, there can be no assurances that we will be able to compete successfully against these competitors.

Economic Conditions, Government Policies and Legislation

     During periods of economic slowdown, delinquencies and losses from defaults and repossessions may increase. Decreased demand for automobiles and, therefore, BVAC’s automobile financing volumes may also accompany periods of economic slowdown. Decreased demand for automobiles may also depress values of used automobiles, which weakens the collateral values of BVAC’s auto installment contracts. Depressed values of used automobiles during periods of economic slowdown may also reduce the value of repossessed and off-lease vehicles and may require greater reserves and could result in greater losses for the Company. Sustained periods of increased delinquencies and losses from defaults and repossessions could adversely affect our financial position, results of operations, and our liquidity by limiting our ability to enter into future securitizations or sales of our production of installment contracts.

     Our profitability is also dependent on the interest rate spread we earn on our installment contracts, the difference between the interest earned on our fixed rate installment contracts and the rate we pay on our floating rate borrowings, and the price we receive for these fixed rate contracts that are securitized or sold. We monitor interest rates and utilize derivative instruments to hedge interest rate volatility, however, market interest rates are highly sensitive to many factors that are beyond our control, such as inflation, recession and unemployment and the impact of future changes in domestic and foreign economic conditions that we cannot predict.

Supervision and Regulation

General

     We are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations, including the Sarbanes-Oxley Act of 2002, the Office of Foreign Assets Control and the United States Patriot Act. We are required to comply with the laws of those states in which we conduct operations. We believe that we are in compliance with these laws and regulations.

     Our securities are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, we are subject to the information, proxy solicitation, insider trading and other requirements and restrictions of the Exchange Act. Our common stock trades on the New York Stock Exchange (“NYSE”) under the ticker symbol “BVC” and our Capital Securities trade on the NYSE under the ticker symbol “BVS.”

     Until the Bank’s dissolution, we and the Bank were subject to extensive regulation intended primarily for the protection of depositors and the federal deposit insurance fund and not for the benefit of our stockholders. In connection with the Bank’s dissolution, we ceased to be a registered bank holding company and are no longer subject to such regulation.

Consumer Protection Laws

     Numerous federal and state consumer protection laws and related regulations impose substantial requirements upon lenders and servicers involved in consumer finance. These laws include the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Federal Trade Commission Act, the Fair Credit Reporting Act, the Gramm-Leach-Bliley Act, the Magnuson-Moss Warranty Act, the FRB’s Regulations B and Z, states’ adaptations of the Uniform Consumer Credit Code and of the Uniform Commercial Code, state and federal privacy laws and state motor vehicle retail installment sales acts and other similar laws. These laws, among other things, require us to provide certain disclosures to applicants, prohibit misleading advertising and protect against discriminatory financing or unfair credit and collection practices. The Truth-in-Lending Act and Regulation Z promulgated thereunder require disclosure of, among other things, the payment schedule, the finance charge, the amount financed, the total of payments and the annual percentage rate charged on each retail installment contract. The Equal Credit Opportunity Act prohibits creditors from discriminating against credit applicants (including retail installment contract obligors) on the basis of specific enumerated criteria. Creditors are also required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved. The holder in due course rules of the Federal Trade Commission (the “FTC”) provide for the preservation of the consumer’s claims and defenses when a consumer obligation is assigned to a holder. Some state laws impose finance charge ceilings and other restrictions on consumer transactions and require contract disclosures in addition to those required under federal law. These requirements impose specific statutory liabilities upon creditors who fail to comply with their provisions. In some cases these provisions, if violated, could affect our ability to enforce the contracts we purchase.

Employees

     At December 31, 2003, we had a total of 143 employees on a full-time equivalent basis, consisting of both full-time and permanent part-time employees, as follows:

Bay View Acceptance Corporation	102
Bay View Capital Corporation	41

Total	143

     Our employees are not represented by any unions or covered by any collective bargaining agreements. We consider our relations with our employees to be satisfactory.

Executive Officers of the Registrant

     The following table sets forth certain information regarding our executive officers:

			Year
Name	Age	Position	Appointed
Charles G. Cooper	56	Director, President and Chief Executive Officer	2002
James A. Badame (1)	60	President, Bay View Acceptance Corporation	1998
Joseph J. Catalano	57	Senior Vice President, General Counsel and	2002
		Corporate Secretary
Weldon Culley	59	Senior Vice President and Director of Risk	2001
		Management
John Okubo	50	Executive Vice President and Chief Financial	2002
		Officer
Sossy Soukiassian	40	Senior Vice President and General Auditor	2002

(1) Mr. Badame has submitted his resignation effective March 19, 2004.

     The business experience of each of our executive officers is as follows:

     Mr. Cooper has served as a Director, President and Chief Executive Officer of Bay View Capital Corporation since October 2002. He joined the Bank in May 2001, initially serving as Executive Vice President and Chief Credit Officer. Previously, he served as Executive Vice President and Chief Credit Officer at Lone Star Bank of Dallas. Prior to joining Lone Star Bank, he was Senior Vice President of Loan Administration at Compass Bank in Dallas from 1996 to 2000. Mr. Cooper has more than 30 years of experience in the banking industry, including 13 years experience as a bank examiner with the FDIC.

     Mr. Badame has served as President of BVAC since 1998. Prior to joining us, he served as Director of Operations for Triad Financial Corporation, a non-prime indirect automobile loan originator. He has over 25 years of experience in the indirect retail and wholesale automobile dealer financing business in a commercial bank environment, including management and executive positions with Bank of America, Marine Midland Bank and Imperial Thrift. Mr. Badame has also held sales, business and general management positions with General Motors, Chrysler and Honda franchisees in the retail automobile industry.

     Mr. Catalano, Senior Vice President, became our General Counsel and Corporate Secretary of Bay View Capital Corporation in December 2002. Mr. Catalano joined us in 1993 and served as Assistant General Counsel from 2000 to 2002. Previously, he served as Senior Vice President and Assistant General Counsel of American Savings and Loan, Stockton California.

     Mr. Culley, Senior Vice President, has served as our Director of Risk Management since August 2001. Previously he served as Vice President, Asset Quality for BancFirst in Oklahoma City from July 2000 to July 2001. Mr. Culley was self-employed as a bank consultant from April 1998 to July 2000. Mr. Culley has more than 30 years of experience in the banking industry including 10 years as a bank examiner for the Texas Department of Banking.

     Mr. Okubo, Executive Vice President, became our Chief Financial Officer in November 2002. Mr. Okubo joined Bay View in 1996 and has held various financial management positions, including Treasurer from June 2001 and as Controller of the Bank from 1998 to 2001. Previously, he served as Executive Vice President and Chief Financial Officer of Home Federal Savings of San Francisco from 1993 to 1996.

     Ms. Soukiassian, Senior Vice President, was promoted to General Auditor in November 2002. Previously, she served as Director of Corporate Projects of Bay View Capital Corporation from 1998 to 2002. Prior to joining us, she held management positions with KPMG Peat Marwick, LLP in Los Angeles from 1996 to 1998.

     There is no family relationship among the above officers. All executive officers serve at the discretion of the Board of Directors.

Item 2. Properties

     At December 31, 2003, we occupied three offices including our corporate headquarters office and had an additional eleven offices that we have vacated, and are subleasing, under operating lease agreements expiring at various dates through the year 2012. In most instances, these lease arrangements include options to renew or extend the lease at market rates. We also own leasehold improvements, furniture and equipment at our offices, all of which are used in our business activities.

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

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended December 31, 2003.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     At December 31, 2003, our common stock was traded on the NYSE under the stock symbol “BVC.” At December 31, 2003, 65,758,898 shares of our common stock were outstanding, and held by 1,334 stockholders of record. The following tables illustrate quarterly closing stock price activity for 2003 and 2002:

	2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Stock price - high	$5.88	$5.80	$6.15	$6.21
Stock price - low	$5.37	$5.45	$5.77	$2.14

	2002
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Stock price - high	$7.50	$7.16	$6.76	$5.97
Stock price - low	$6.38	$6.35	$5.51	$5.54

     On December 30, 2003, we distributed $4.00 per share in cash, to common stockholders of record as of December 19, 2003. No dividends or distributions were declared in 2002.

Item 6. Selected Financial Data - Five-Year Financial Information

	At December 31,
Selected Balance Sheet Information (1)	2003	2002	2001	2000	1999
	(Dollars in thousands)
Total assets	$363,936	$875,545	$4,014,105	$5,360,931	$6,498,700
Investment securities	28,836	38,137	98,980	33,009	59,060
Mortgage-backed securities	5,893	32,516	278,891	642,628	654,713
Loans and leases held-for-investment, net	—	—	2,326,787	2,751,794	4,295,246
Loans and leases held-for-sale	177,648	311,014	40,608	345,207	66,247
Investment in operating lease assets, net	66,657	191,005	339,349	479,829	463,088
Intangible assets	1,846	—	123,573	134,936	329,005
Deposits	—	224,189	3,234,927	3,746,312	3,729,780
Borrowings	179,060	61,969	287,168	1,153,443	1,935,517
Capital Securities (2)	—	90,000	90,000	90,000	90,000
Net assets in liquidation	—	410,064	—	—	—
Stockholders’ equity	155,750	—	336,187	297,849	631,194

	For the	For the	For the	For the
	Three	Nine	Three	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	December	September	December	September
	31,	30,	31,	30,	For the Year Ended December 31,
	2003	2003	2002	2002	2001	2000	1999
	Going
	Concern
Selected Results of Operations Information (1)	Basis	Liquidation Basis		Going Concern Basis
		(Dollars in thousands, except per share amounts)
Interest income	$4,636	$17,951	$17,247	$145,239	$302,745	$460,192	$421,656
Interest expense	(3,612)	(8,411)	(10,001)	(60,068)	(180,497)	(294,752)	(251,172)

Net interest income	1,024	9,540	7,246	85,171	122,248	165,440	170,484
Provision for losses on loans and leases	—	—	—	(10,700)	(71,890)	(62,600)	(28,311)
Leasing income	6,907	32,578	14,639	56,188	92,305	97,207	58,558
Gain (loss) on sales of assets and liabilities, net	842	787	81	18,625	(10,547)	(52,606)	10,058
Other income, net	2,586	3,722	3,600	16,752	25,411	32,041	22,916
General and administrative expenses	(5,747)	(26,338)	(17,697)	(106,101)	(155,287)	(158,590)	(117,116)
Restructuring charges	—	—	—	—	(6,935)	(9,213)	—
Revaluation of franchise-related assets	—	—	—	—	(70,146)	(101,894)	—
Leasing expense	(5,938)	(24,421)	(10,854)	(43,984)	(86,120)	(69,350)	(40,188)
Real estate operations, net	(831)	(463)	(397)	(1,222)	(5,021)	(65)	238
Amortization of intangible assets	—	—	—	(993)	(11,280)	(20,766)	(13,687)
Write-off of intangible assets – franchise	—	—	—	—	—	(192,622)	—

Income (loss) before income tax expense (benefit)	(1,157)	(4,595)	(3,382)	13,736	(177,262)	(373,018)	62,952
Adjustment for liquidation basis	—	(5,995)	(2,761)	266,510	—	—	—
Income tax (expense) benefit	302	6,252	4,886	(181,792)	85,866	55,810	(25,053)
Dividends on Capital Securities (3)	—	—	(2,742)	(7,873)	(9,774)	(8,989)	(8,935)
Cumulative effect of change in accounting principle	—	—	—	(18,920)	—	—	—

Net income (loss) and changes in net assets in liquidation	$(855)	$(4,338)	$(3,999)	$71,661	$(101,170)	$(326,197)	$28,964

liquidation
Earnings (loss) per diluted share	$0.01	N/A	N/A	$1.14	$(1.99)	$(10.00)	$1.36
Cash distribution/Dividends declared per share	$4.00	$—	$—	$—	$—	$0.30	$0.30

	At and For the Year Ended December 31,
Selected Other Information (1)	2003	2002	2001	2000	1999
	(Dollars in thousands, except per share amounts)
Net interest margin	2.64%	N/A	3.18%	3.13%	3.23%
Book value per share	$2.37	N/A	$5.37	$9.14	$19.38
Nonperforming assets	$7,133	$27,268	$89,817	$101,173	$25,939
Ratio of nonperforming assets to total assets	1.96%	3.11%	2.24%	1.89%	0.40%

(1)	The financial statements for the periods from September 30, 2002 through September 30, 2003 have been prepared using liquidation basis accounting.

(2)	Effective December 31, 2003, the Company adopted FASB Financial Interpretation No. 46, “Consolidation of Variable Interest Entities,” and accordingly, deconsolidated Bay View Capital I Trust. As a result, as of December 31, 2003, the 9.76% Capital Securities of Bay View Capital I Trust are no longer reflected on the Company’s Consolidated Statement of Financial Condition while the Company’s underlying 9.76% Junior Subordinated Deferrable Interest Debentures, which were acquired by Bay View Capital I Trust, are reflected as borrowings of the Company.

(3)	Effective July 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Year-to-date dividend expense on the Capital Securities is now reflected in interest on borrowings. Statement No. 150 does not allow for prior year restatements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX

Strategic Overview	14
Our Strategy	14
Auto Finance	15
Critical Accounting Policies	16
Accounting Changes and Recent Accounting Pronouncements	18
Results of Operations	20
Going Concern Basis
Results of Operations – Three Months ended December 31, 2003	20
Liquidation Basis
Changes in Net Assets in Liquidation – Nine Months ended September 30, 2003	23
Changes in Net Assets in Liquidation – Three Months ended December 31, 2002	24
Going Concern Basis
Results of Operations – Nine Months ended September 30, 2002	25
Results of Operations – Year ended December 31, 2001	30
Balance Sheet Analysis	35
Cash and Cash Equivalents	35
Restricted Cash	35
Retained Interests in Securitizations	35
Mortgage-backed and Other Securities	36
Loans and Leases	37
Deposits	41
Borrowings	41
Liquidity and Capital Resources	42
Stock Repurchase Program	43
Impact of Inflation and Changing Prices	43

Strategic Overview

     Bay View Capital Corporation (the “Company,” “we,” “us,” or “our”) is a financial services company headquartered in San Mateo, California, whose primary subsidiary, Bay View Acceptance Corporation (“BVAC”), specializes in indirect purchases of retail automobile installment contracts originated by manufacturer-franchised and independent dealers in connection with the sale of new and used automobiles. BVAC generates revenue through its investment in installment contracts, and the subsequent securitization or sale and servicing of these installment contracts.

Our Strategy

     On October 3, 2002, our stockholders authorized a plan of dissolution and stockholder liquidity (the “Plan”) and the sale of the retail banking assets of Bay View Bank, N.A. (the “Bank”) to U.S. Bank, N.A. (“U.S. Bank”). Under the Plan, our Board of Directors is authorized to determine the most efficient means of liquidation, and the timing of the process. We originally contemplated that we would sell all of our assets, pay all of our liabilities and then distribute the proceeds, including the stock of BVAC, to our stockholders. In the year following the adoption of the Plan, we sold substantially all of our assets with the exception of our auto lease portfolio and BVAC.

     As a result of our stockholders’ authorization of the Plan and the closing of the U.S. Bank transaction on November 1, 2002, we adopted liquidation basis accounting, effective September 30, 2002, in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

     Because of changing market conditions in the auto finance sector, as discussed elsewhere herein, we believed that the near-term sale or distribution of the stock of BVAC to stockholders was no longer the best method of achieving maximum stockholder value. Accordingly, during the fourth quarter of 2003, our Board of Directors adopted a plan of partial liquidation (the “Amended Plan”) under which we will complete the liquidation of the assets and satisfaction of the liabilities of the Bank remaining after the Bank’s September 30, 2003 dissolution, distribute the proceeds to our stockholders through a series of cash distributions, and continue to operate BVAC on an ongoing basis. In accordance with the Amended Plan, we distributed $4.00 per share in cash to our stockholders on December 30, 2003. We intend to make further distributions of the proceeds to our stockholders through a series of cash distributions.

     Following, in general terms, is a description of the federal income taxation of distributions as a result of the Company’s change from a plan of complete liquidation to a plan of partial liquidation. Stockholders should consult with their tax advisors to determine their individual tax situations. For non-corporate stockholders, the distribution of $4.00 per share on December 30, 2003 should be treated as an exchange that generates capital gain or loss. The capital gain or loss is the difference between the $4.00 per share distribution and the allocated cost basis per share. Such allocated cost basis is equal to the stockholder’s cost basis multiplied by 64.78%, which is the ratio of the $4.00 distribution to the average per share price on the distribution date of $6.175. Any such basis allocated to the exchange would reduce the stockholder’s remaining cost basis. These rules are described in I.R.S. Revenue Ruling 77-245. For corporate stockholders, the $4.00 distribution should be taxable as a dividend. For all stockholders, distributions after 2003 will be taxed as dividends to the extent of the Company’s current or accumulated earnings and profits, with any excess being treated first as a return of capital to the extent of any remaining cost basis in the stock, then as a capital gain.

     Our decision to partially liquidate and to continue to operate BVAC on an ongoing basis, warranted the termination of our use of the liquidation basis of accounting. We re-adopted the going concern basis of accounting and re-established our stockholders’ equity effective October 1, 2003. At December 31, 2003, we had stockholders equity of $155.8 million.

     Effective September 30, 2003, we completed the dissolution of the Bank. As a result, the Company ceased to be a bank holding company and we and our subsidiaries are no longer subject to supervision, examination and regulation by the Board of Governors of the Federal Reserve System (the “FRB”), the Office of the Comptroller of the Currency or the Federal Deposit Insurance Corporation.

Auto Finance

     BVAC is a Southern California-based auto finance company engaged in the indirect financing of automobile purchases by individuals. BVAC is our primary remaining subsidiary. As an indirect lender, BVAC markets to automobile dealerships, both manufacturer franchised dealerships and independent dealerships, and purchases installment contracts on new and used vehicles from over 7,000 auto dealers in 24 states. Of the contracts purchased in 2003, approximately 90% were originated by manufacturer franchised dealerships and approximately 10% were originated by independent dealerships; 49% were contracts on new vehicles and 51% were contracts on used vehicles. BVAC purchases installment contracts with limited recourse to the dealer.

     BVAC has positioned itself in the market as a premium priced lender for well-qualified borrowers seeking extended financing terms and higher advances than those generally offered by traditional lenders. BVAC places a strong emphasis on borrower stability, credit quality, and debt serviceability. With Fair, Isaac & Co. “FICO” credit scores that averaged 733 in 2003, BVAC’s borrower base is largely comprised of prime borrowers. BVAC offers loan terms to 96 months and typically finances an amount in excess of a dealer’s wholesale value of a vehicle. BVAC will finance vehicles without restrictions on the model year. During 2003, the average loan amount BVAC financed was $28,600 and had an average term of 81 months. We believe that this strategy has enabled BVAC to establish a loyal dealership network by satisfying consumer demand within the indirect auto finance market that is inadequately served by commercial banks and finance companies. BVAC utilizes a proprietary credit scoring system in connection with its underwriting and credit approvals. The credit scoring system captures data from consumers’ credit bureau reports, consumers’ loan applications and the terms of proposed loans.

     We entered the auto finance business in 1996 through our acquisition of CTL, Inc., the parent company of California Thrift & Loan. California Thrift & Loan began its auto finance operations in 1973, and through a series of mergers and name changes, became BVAC. Since the liquidation of the Bank, BVAC has operated as an independent finance company, rather than a portfolio-lending unit of the Bank, purchasing installment contracts for sale or securitization. BVAC has a $250 million revolving warehouse credit facility for funding its purchases of contracts prior to securitization or sale. At December 31, 2003, BVAC had $138.2 million outstanding under this credit facility. BVAC intends to periodically securitize and sell its production of installment contracts in order to repay the line of credit.

     BVAC periodically transfers installment contracts to securitization trusts. The trusts then issue asset-backed securities. BVAC has structured these transactions as sales of the installment contracts. BVAC retains the servicing obligation on the contracts that it securitizes or sells. In order to enhance the credit rating of these asset-backed securities, BVAC has a financial guaranty insurance policy and deposits cash into a restricted cash account established within the securitization trusts. Excess cash flow from the trusts is utilized to build the restricted cash account to pre-designated levels and provide further credit enhancement. Once these pre-designated levels are attained, excess cash flow is distributed to BVAC. In addition to this excess cash flow, BVAC earns monthly fee income for servicing outstanding installment contracts that have been securitized and collects late payment charges and other fees.

     BVAC is continuing a geographic expansion plan that it initiated in late 2002. From its established presence in 17 states, primarily in the West and Midwest, as well as Florida, BVAC entered seven Mid-Atlantic states in 2003. In 2004, BVAC plans to enter nine additional states primarily in New England, as well as Oklahoma. Historically, BVAC has aligned itself with smaller, franchised and independent dealers. In recent years, the industry has experienced intense merger and acquisition activity which has led to the emergence of large, regional and national automobile dealership organizations, causing BVAC to lose production volume from its existing dealer base. In response, during 2003 BVAC began a campaign to establish relationships with these regional and national dealer organizations and has now signed agreements with five of these organizations representing 370 dealership stores. During 2004, BVAC will continue to pursue this strategy.

     BVAC uses a combination of regional marketing representatives and telemarketing to develop and maintain relationships with the majority of its dealer base and market its indirect financing programs. Account development managers develop and maintain relationships with BVAC’s larger regional and national dealership organizations.

Contracts are centrally underwritten, approved, funded, and serviced from BVAC’s Covina California corporate office.

Critical Accounting Policies

     We have identified the most critical accounting policies upon which our financial status depends. We determined the critical policies by considering accounting principles that involve the most complex or subjective decisions or assessments. We have identified our most critical accounting policies to be those related to our re-adoption of the going concern basis of accounting effective October 1, 2003, investment in operating lease assets, retained interests in securitizations, and income taxes.

Going Concern vs. Liquidation Basis Accounting

     Effective October 1, 2003, the Company discontinued its use of the liquidation basis of accounting and re-adopted the going concern basis of accounting. Our decision to engage in a partial liquidation, and continue to operate BVAC on an ongoing basis, warranted the termination of our use of the liquidation basis of accounting. We re-established our stockholders’ equity effective October 1, 2003. For the period September 30, 2002 through September 30, 2003, the Company used the liquidation basis of accounting.

     In connection with our re-adoption of the going concern basis of accounting, we recognized $0.7 million of pre-tax expense and $1.1 million of additions to stockholders’ equity, and recorded the following adjustments –

•	Goodwill: Re-established the $1.8 million of goodwill that existed prior to our adoption of the liquidation basis of accounting; this goodwill related to our acquisition of BVAC’s predecessor entity, California Thrift & Loan

•	Premium on investment in BVAC: Reversed $10.0 million of premium over the book value of BVAC, which was recorded as deferred gain under the liquidation basis of accounting, and restored the historical cost basis in our equity investment in BVAC

•	Installment contracts: Reversed unrealized gains which were recorded under the liquidation basis of accounting and restored the lower of cost or market valuation

•	Mortgage-backed securities: Restored Statement No. 115 available-for-sale accounting

•	Accrued liabilities: Reversed $1.7 million of accruals related to certain severance and occupancy costs which were recorded under the liquidation basis of accounting and adopted Statement No. 146 accounting for costs associated with disposal activities

•	Stockholders’ equity: Restored stockholders’ equity as of October 1, 2003

     Under the liquidation basis of accounting, assets were carried at estimated net realizable values and all estimated future liabilities associated with carrying out the Plan were accrued. Future revenues and expenses of an operating nature were recognized in income and expense when realized.

     See Note 2 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” at Item 8, “Financial Statements and Supplementary Data” for further discussion of the liquidation basis accounting policies used from September 30, 2002 to September 30, 2003.

Investment in Operating Lease Assets

     In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company performs a quarterly impairment analysis of its long-lived assets including its automobile leases, which are accounted for as operating leases. Statement No. 144 addresses the recognition and measurement of the impairment of long-lived assets and defines impairment as the condition that exists when the carrying amount of long-lived assets exceeds fair value. When identified, Statement No. 144 requires the recognition of an impairment loss. Under Statement No. 144, the Company considers an auto lease to be impaired if its gross future undiscounted cash flows are less than the net book value of the lease. The net book value of the lease is defined as the original capitalized cost of the automobile, including initial direct capitalized costs, less the cumulative amount of depreciation recorded against the automobile and the cumulative amount of amortization of the initial direct capitalized costs recorded since the inception of the lease and less any impairment charges recorded-to-date on that lease.

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

     Using the projected ALG residual values combined with the Company’s experience-to-date relative to the projected ALG residual values, the Company reduced the projected ALG residual values to reflect the Company’s experience-to-date. This experiential analysis, along with the probabilities of each of the three disposition scenarios discussed above occurring, enables the Company to determine a probability-weighted gross future undiscounted cash flow for each automobile lease. For those leases where the gross future undiscounted cash flows are less than net book value, the lease is considered impaired.

     For those leases considered impaired, the Company then estimates the fair value of the lease. The fair value is determined by calculating the present value of the future estimated cash flows again assuming the probabilities of each of the three disposition scenarios. The present value is calculated using current market rates, which are similar to the original contract lease rate. For those impaired leases where the estimated fair value is less than the net book value, an impairment charge is recorded for the difference. Under the going concern basis of accounting, annual depreciation expense associated with those leases that have reduced residual values is recomputed over the remaining term of the lease.

Retained Interests in Securitizations

     As discussed above, BVAC periodically transfers installment contracts to securitization trusts, which then issue asset-backed securities. BVAC has structured these transactions as sales of the installment contracts. In order to enhance the credit rating of these asset-backed securities, BVAC deposits cash into restricted cash accounts established by the securitization trusts. Excess cash flow within the securitization trusts - resulting from interest income received on the installment contracts in excess of interest paid to investors in the asset-backed securities, credit losses and trust expenses — is utilized to build the restricted cash account to pre-designated levels and provide further credit enhancement. Once these pre-designated levels are attained, excess cash flow is distributed to BVAC. In accounting for these securitization transactions, BVAC typically recognizes a gain on the sale transaction and a related asset – a retained interest in the securitization – that represents the present value of the cash deposit and excess cash flow that is anticipated to be produced by the securitization trust over the life of the asset-backed securities.

     The Company incorporates various assumptions in calculating the present value of the cash deposit and excess cash flow. The following table illustrates the significant assumptions utilized in the valuation of retained interests in securitizations as of December 31, 2003:

Weighted-average discount rate	12.0%-12.5%
Projected annual credit losses, net	1.00%
Range of projected cumulative credit losses	1.71%-1.90%
Prepayment speed	1.6 ABS

     Changes in the above assumptions due to actual experiences or market conditions could affect the value of our retained interests in securitizations.

Income Taxes

     At December 31, 2003, net deferred tax assets were $16.2 million after a valuation allowance of $21.5 million. This valuation allowance was established in consideration of the Company’s projected future net income available to realize the deferred tax assets under the Amended Plan in years after 2003. The realization of deferred tax assets is dependent upon our ability to generate future taxable income.

Accounting Changes and Recent Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement replaced the accounting and reporting provisions of Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” It requires that costs associated with an exit or disposal activity be recognized when a liability is incurred rather than at the date an entity commits to an exit plan. The Company adopted Statement No. 146 upon its re-adoption of going concern basis accounting effective October 1, 2003. Accordingly, the Company reversed certain accruals related to severance and facilities costs totaling $1.7 million as required by Statement No. 146. Such accruals were initially recorded under the liquidation basis of accounting.

     In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 expands on the accounting guidance of Statement Nos. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34 which was superseded. FIN 45 elaborates on the existing disclosure requirements for most guarantees and requires that guarantors recognize a liability for the fair value of guarantees at inception. The disclosure requirements of this Interpretation were effective for financial statement periods ending after December 15, 2002. The initial recognition and measurement provisions of FIN 45 were applied on a prospective basis to guarantees issued or modified after December 31, 2002. Significant guarantees that have been entered into by the Company are disclosed in Note 18. The adoption of this Interpretation did not have a material impact on the Company’s financial position or results of operations.

     In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. FIN 46 sets forth criteria for the identification of a variable interest entity (VIE), and the consolidation of the assets, liabilities, noncontrolling interests, and results of operations of a VIE in a company’s consolidated financial statements. A variable interest entity exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack a controlling financial interest or they have voting rights that are not proportionate to their economic interest. A company that holds variable interests in an entity is required to consolidate that entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the VIE’s expected residual returns. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. In December 2003, the FASB issued FIN 46R, a revision of FIN 46. FIN 46R delayed the effective date of FIN 46 for all entities created subsequent to January 31, 2003 and non-SPE’s (special-purpose entities) created prior to February 1, 2003 to reporting periods ending after March 15. 2004. Entities created prior to February 1, 2004 and defined as SPE’s must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46R by the first reporting period ending after December 15, 2003. As of December 31, 2003, the Company does not have VIE’s which would be consolidated under the provisions of FIN 46R. Based on FIN 46, the Company deconsolidated its wholly-owned subsidiary, Bay View Capital I Trust, effective December 31, 2003. As a result, the 9.76% Cumulative Capital Securities (“Capital Securities”) of Bay View Capital I Trust are no longer reflected on the Company’s Consolidated Statement of Financial Condition at December 31, 2003 while the Company’s underlying 9.76% Junior Subordinated Deferrable Interest Debentures (“Junior Debentures”), which were acquired by Bay View Capital I Trust, are reflected as borrowings of the Company.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under Statement No. 133. Statement No. 149 was effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of this Statement, with certain exceptions, were required to be applied prospectively. Adoption of Statement No. 149 did not have a significant impact on the Company’s financial position or results of operations.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted Statement No. 150 effective July 1, 2003. Implementation of Statement No. 150 resulted in the reclassification of the Company’s Capital Securities from their prior classification as a “mezzanine” item to liabilities. Consequently, the dividend expense on these Capital Securities during 2003, totaling $8.8 million, is now reflected as interest expense. Statement No. 150 does not allow restatement of prior year results.

     In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132R, a revision of Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements Nos. 87, 88, and 106.” Statement No. 132R expands disclosure requirements to include information describing types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net period benefit costs of defined pension plans and other defined benefit postretirement plans. Statement No. 132R is effective for financial statements with fiscal years ending after December 15, 2003. The expanded disclosures required by Statement No. 132R do not apply to the Company’s benefit plans which were terminated prior to year-end.

     In December 2003, under clearance of the FASB, the Accounting Standards Executive Committee (AcSEC) of the AICPA issued Statement of Position (“SOP”) 03-2, “ Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” This SOP establishes accounting standards for discounts on purchased loans when the discount is attributable to credit quality. The SOP requires that the loan discount, rather than contractual amounts, establishes the investor’s estimate of undiscounted expected future principal and interest cash flows as a benchmark for yield and impairment measurements. The SOP prohibits the carryover or creation of a valuation allowance in the initial accounting for these loans. This SOP is effective for loans acquired in years ending after December 15, 2004. The Company believes that adopting this Statement will not have a material impact on the Company’s financial position or results of operations.

Results of Operations

     As discussed above, we discontinued the use of the liquidation basis of accounting and re-adopted the going concern basis of accounting effective October 1, 2003. From September 30, 2002, we reported our results under the liquidation basis of accounting under which we reported the value of, and the changes in, net assets available for distribution to stockholders (“net assets in liquidation”) instead of results from continuing operations. Accordingly, our financial statements as of and for the quarter ended December 31, 2003 have been prepared under the going concern basis of accounting while reporting periods from September 30, 2002 through September 30, 2003 have been prepared under the liquidation basis of accounting.

     Under the liquidation basis of accounting, the Consolidated Statement of Operations and Comprehensive Income was replaced with the Consolidated Statement of Changes in Net Assets in Liquidation. For reporting periods prior to September 30, 2002, our financial statements are presented on a going concern basis of accounting. As a result, we are providing, in Item 8. Financial Statements and Supplementary Data, (1) a Consolidated Statement of Financial Condition as of December 31, 2003 and a Consolidated Statement of Net Assets (Liquidation Basis) as of December 31, 2002, (2) a Consolidated Statement of Operations and Comprehensive Income (Loss) for the three months ended December 31, 2003, (3) a Consolidated Statement of Changes in Net Assets in Liquidation (Liquidation Basis) for the nine months ended September 30, 2003 and the three months ended December 31, 2002, and (4) Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2002 (Liquidation Basis) and the year ended December 31, 2001 (Going Concern Basis).

Going Concern Basis

Results of Operations – Three Months ended December 31, 2003

     Our net loss for the quarter ended December 31, 2003, including net adjustments required to re-adopt the going concern basis of accounting effective October 1, 2003, totaled $0.9 million, or $0.01 per diluted share. Our net loss for the quarter ended December 31, 2003 consisted of income from ongoing operations of BVAC totaling $0.6 million offset by a net loss of $1.5 million from our liquidating activities. As discussed under “Critical Accounting Policies, Going Concern vs. Liquidation Basis Accounting,” in connection with our re-adoption of the going concern basis of accounting, we recognized $0.7 million of pre-tax expense and $1.1 million of additions to stockholders’ equity in the three-month period ended December 31, 2003.

     For the quarter ended December 31, 2003, interest income was $4.6 million and the average yield on interest-earning assets was 4.28% while interest expense on our borrowings was $3.6 million and the average cost of borrowings, largely comprised of interest on our Junior Debentures, was 11.20%. The negative interest rate spread for the quarter, the difference between the yield on interest-earning assets and the cost of our borrowings, was attributable to large balances of cash and cash equivalents which were accumulated in the quarter in order to distribute $263.2 million, or $4.00 per share in cash, to common stockholders on December 30, 2003 and redeem $63.5 million, or approximately 74% of the Capital Securities issued by Bay View Capital I Trust on December 31, 2003. Money market yields earned on the cash and cash equivalent balances caused a significant decline in the overall yield of interest-earning assets in the quarter ended December 31, 2003.

     As previously discussed, implementation of Statement of Financial Accounting Standards No. 150 resulted in the reclassification of our Capital Securities from their prior classification as a “mezzanine” item to liabilities. Accordingly, the dividend expense on these Capital Securities during 2003, totaling $2.1 million and $8.8 million for the three months and the year ended December 31, 2003, respectively, is now included in interest expense on borrowings.

     The following table illustrates average yields on our interest-earning assets and average rates on our interest-bearing liabilities for the period indicated:

	AVERAGE BALANCES, YIELDS AND RATES
	For the Three Months Ended December 31, 2003
	Average		Average
	Balance	Interest	Yield/Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans and leases	$175,424	$3,457	7.80%
Mortgage-backed securities	11,105	166	5.95
Investments	242,863	1,013	1.65

Total interest-earning assets	429,392	4,636	4.28%

Other assets	29,846

Total assets	$459,238

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Borrowings	$128,781	$3,612	11.20%

Total interest-bearing liabilities	128,781	3,612	11.20%

Other liabilities	47,550

Total liabilities	176,331
Stockholders’ equity	282,907

Total liabilities and stockholders’ equity	$459,238

Net interest income/net interest spread		$1,024	(6.92)%

Net interest-earning assets	$300,611

Net interest margin			1.31%

     For the quarter ended December 31, 2003, noninterest income was $10.3 million and included leasing income of $6.9 million, loan servicing and other fee income of $1.3 million, gains related to recoveries of mark-to-market adjustments on franchise loans of $0.9 million, and other income of $1.2 million. Noninterest expense was $12.5 million and included leasing expenses of $5.9 million and operating expenses of $6.6 million.

Leasing Expenses

     Leasing expenses represent expenses related to our auto lease portfolio. Because the leases are accounted for as operating leases, the corresponding assets are capitalized and depreciated to their estimated residual values over their lease terms. This depreciation expense is included in leasing expenses, along with the amortization of capitalized initial direct lease costs and impairment charges. We ceased purchasing auto leases in June 2000.

     At December 31, 2003, approximately 109 of the 5,341 vehicles in our automobile lease portfolio, or 2%, were considered impaired under Statement of Financial Accounting Standards No. 144 compared to 64% at September 30, 2003 and 42% at December 31, 2002. We perform impairment testing on our auto lease portfolio on a quarterly basis. Accordingly, the percentage of leases considered impaired is a measure of the quarterly change (normally a decline) in residual values versus our depreciation and writedown of the book value of our auto lease portfolio since the prior quarterly valuation. We believe the decline in the impairment percentage from September 30, 2003 and December 31, 2002 was attributable to more stable resale values for used vehicles in the fourth quarter of 2003, however, resale values for used vehicles are subject to many external market conditions and there can be no assurances about future rates of impairment. This percentage may vary significantly from quarter to quarter and, accordingly, the impairment percentage that existed at December 31, 2003 should not be considered to be indicative of future impairment. This impairment is subject to a number of significant assumptions that could change in the near term, and adversely affect the valuation of the automobile lease portfolio. These assumptions were previously described under Critical Accounting Policies, Investment in Operating Lease Assets. Two of these assumptions - including the residual values of individual leases that are projected by ALG and the relative probabilities of the three alternatives for disposing of vehicles - are particularly susceptible to changes in market conditions. As an illustration of the sensitivity of these assumptions, if the market values of the individual vehicles declined by $250, an additional 7% of the leases would be deemed to be impaired and, therefore, potentially subject to an impairment charge. Additionally, the impairment charge could increase if the percentage of vehicles returned to us is greater than the percentage that was projected at year-end, because the proceeds realized when the Company must dispose of the vehicle are generally less than if the lessee purchases the automobile prior to the end of the lease term.

Income Taxes

     We recorded a tax benefit of $0.3 million for the fourth quarter of 2003. Our effective tax rate of 55.7% differed from the federal statutory rate due primarily to nondeductible compensation and reduced levels of state income and franchise taxes.

Liquidation Basis

Changes in Net Assets in Liquidation – Nine Months ended September 30, 2003

     Our net assets in liquidation totaled $409.8 million, or $6.36 in net assets in liquidation per outstanding diluted share at September 30, 2003 compared to $410.1 million, or $6.43 in net assets in liquidation per outstanding diluted share at December 31, 2002.

     The change in net assets in liquidation for the first nine months of 2003 included a pre-tax operating loss of $4.6 million and $6.0 million of charges for assets in liquidation partially offset by $6.3 million of income tax benefits and $4.1 million of other changes in net assets in liquidation, primarily proceeds from stock options and warrants exercised during the first nine months of 2003.

     The net charges for changes in estimated values of assets and liabilities during the first nine months of 2003 consisted primarily of $8.5 million of additional mark-to-market writedowns on the auto lease portfolio. This writedown was partially offset by a $1.3 million gain associated with the financing secured by our auto lease cash flows resulting from favorable experience with the underlying cash flows, and a $1.0 million reduction of an accrual related to the settlement of litigation that was negotiated during the first quarter of 2003.

     Implementation of Statement of Financial Accounting Standards No. 150 resulted in the reclassification of our Capital Securities from their prior classification as a “mezzanine” item to liabilities. Consequently, the dividend expense on these Capital Securities during 2003, totaling $6.7 million during the nine-month period ended September 30, 2003, is now included in interest expense on borrowings. Statement No. 150 did not allow restatement of prior year results.

Leasing Expenses

     Leasing expenses were $24.4 million for the first nine months of 2003. At September 30, 2003, approximately 4,275 of the 6,665 vehicles in our automobile lease portfolio, or 64%, were considered impaired under Statement of Financial Accounting Standards No. 144. If the market values of the individual vehicles declined by $250, an additional 7% of the leases would have been deemed to be impaired and, therefore, potentially subject to an impairment charge.

Income Taxes

     We recorded a tax benefit of $6.3 million for the first nine months of 2003, which was recorded at an effective tax rate of 59.0%. The 2003 effective tax rate differed from the federal statutory rate primarily due to reduced levels of state income and franchise taxes.

Changes in Net Assets in Liquidation – Three Months ended December 31, 2002

     Our net assets in liquidation at December 31, 2002 totaled $410.1 million, or $6.43 in net assets in liquidation per outstanding share compared to $413.7 million, or $6.50 in net assets in liquidation per outstanding share at September 30, 2002. The decrease in net assets in liquidation and net assets in liquidation per outstanding share was primarily the result of a $6.1 million pre-tax loss from operations recorded during the fourth quarter of 2002 and $2.8 million of net charges for additional liquidation valuation adjustments partially offset by a tax benefit of $4.9 million.

     The loss from operations for the quarter was primarily a result of an operating loss caused by a delay in closing the sale of our retail banking assets to U.S. Bank from October 1, 2002 to November 1, 2002. Our liquidation of earning assets in advance of the anticipated October 1, 2002 sale date resulted in sharply lower interest revenues during October. The $2.8 million charge for additional liquidation valuation adjustments was primarily due to a decrease in the market value of the loan portfolio.

     As discussed above, on November 1, 2002, we completed the U.S. Bank transaction. U.S. Bank, N.A. assumed the Bank’s retail deposits totaling $3.3 billion, its branches and service center operations, and purchased $327.7 million of loans. On November 29, 2002, we prepaid the entire $100.0 million of our 9.125% Subordinated Notes due 2007 at a premium of 4.563%. Additionally, on December 9, 2002, the Bank redeemed the entire $50.0 million of its outstanding 10% Subordinated Notes due 2009.

     In December of 2002, we received approval from the FRB to pay the cumulative distributions on our Capital Securities. On December 31, 2002, we paid the cumulative deferred distributions, interest on the deferred distributions and the current quarterly distribution. The total amount paid per share as of December 31, 2002 was $6.10 for the 10 quarterly distributions plus $0.715 in accrued interest. The scheduled quarterly distributions remained subject to FRB approval until the dissolution of the Bank as of September 2003.

Leasing Expenses

     Leasing expenses were $10.9 million for the fourth quarter of 2002. At December 31, 2002, approximately 4,839 of the 11,428 vehicles in our automobile lease portfolio, or 42%, were considered impaired under Statement of Financial Accounting Standards No. 144. If the market values of the individual vehicles declined by $250, an additional 2% of the leases would have been deemed to be impaired and, therefore, potentially subject to an impairment charge.

Income Taxes

     We recorded a tax benefit of $4.9 million for the fourth quarter of 2002. During the fourth quarter of 2002, we reduced our valuation allowance for deferred tax assets from $24.0 million to $21.5 million in recognition of additional future operating income from BVAC available to absorb existing deferred tax benefits.

     Our 2002 effective tax rate of 72% differed from the federal statutory rate due primarily to state income taxes, the valuation allowance on deferred tax assets, disposition of nondeductible goodwill and nondeductible compensation associated with the Plan.

Going Concern Basis

Results of Operations – Nine Months ended September 30, 2002

     Our net income for the first nine months of 2002, including net adjustments required to convert from the going concern basis of accounting to the liquidation basis of accounting effective September 30, 2002, totaled $71.7 million, or $1.13 per diluted share. Excluding the liquidation adjustments, our operating income before taxes totaled $5.9 million for the first nine months of 2002.

     Under the liquidation basis of accounting, our assets were valued at their estimated net realizable values and liabilities included accruals for estimated costs associated with carrying out the Plan. We recorded pre-tax income totaling $266.5 million related to the mark-to-market valuation of our assets and liabilities in connection with our adoption of the liquidation basis of accounting.

     Also during the third quarter of 2002, we recorded $18.9 million of impairment charges, net of taxes, to write-off goodwill related to three of our commercial lending businesses which was not expected to be realized upon the disposition of these businesses. As required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which we adopted as of January 1, 2002, the impairment loss was measured and recorded as of the date of adoption and recognized as the cumulative effect of a change in accounting principle as of January 1, 2002.

     Our results for the first nine months of 2002 reflected the impact of asset sales consummated to generate the funds necessary to close the U.S. Bank transaction. Through September 30, 2002, we completed the sale of approximately $1.0 billion of multi-family mortgage and commercial real estate loans to Washington Mutual. Additionally, we securitized and sold approximately $450.0 million of our auto installment contracts, $56.5 million of franchise loans, $25.3 million of factored receivables, $103.6 million of mortgage-backed securities and $59.0 million of other securities.

     Our results for the first nine months of 2002 included a charge of $13.1 million related to the settlement of litigation with JP Morgan Chase Bank relating to a complaint filed against Bay View Franchise Mortgage Acceptance Company, which we sold during 2001. The settlement resulted in the disposition of approximately $12.0 million of nonperforming franchise loans from our consolidated balance sheet.

     We completed the sale of our San Mateo-based factoring business, Bay View Funding, to a group of investors led by the factoring company’s management team in June 2002. Through this transaction, we converted approximately $6.5 million of goodwill to tangible equity.

Net Interest Income and Net Interest Margin

     Net interest income represents the difference between interest earned on loans, leases and investments and interest paid on funding sources, including deposits and borrowings, and had historically been our principal source of revenue. Net interest margin is the amount of net interest income expressed as a percentage of average interest-earning assets.

     Our net interest income and net interest margin for the first nine months of 2002 were $85.2 million and 3.56%, respectively. Our interest-earning assets, excluding our auto-related operating lease assets, totaled $3.4 billion at September 30, 2002. Average interest-earning assets, excluding our auto-related operating lease assets, for the first nine months of 2002 were $3.2 billion.

Average Balance Sheet

     The following table illustrates average yields on our interest-earning assets and average rates on our interest-bearing liabilities for the period indicated. These average yields and rates are derived by dividing interest income by the average balances of interest-earning assets and by dividing interest expense by the average balances of interest-bearing liabilities for the year indicated. Average balances of interest-earning assets and interest-bearing liabilities were calculated by averaging the relevant month-end amounts for the period.

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

     Our net interest margin, calculated in accordance with GAAP, excludes the revenue from our auto leasing assets, but includes the associated funding costs. Because our auto leases are accounted for as operating leases, the rental income and related expenses, including depreciation expense, are reflected in noninterest income and noninterest expense in accordance with GAAP.

     For the first nine months of 2002, interest income was $145.2 million and the average yield on interest-earning assets was 6.08% while interest expense on our deposits was $44.5 million and the average cost of deposits was 1.89%. The following table summarizes our deposit costs by product for the period:

	For the Nine Months
	Ended September 30, 2002
	Average Balance	Average Rate
	(Dollars in thousands)
Savings	$159,805	0.58%
Money Market	991,639	1.72
Checking accounts	734,123	0.84

Total transaction accounts	1,885,567	1.28
Retail certificates of deposit	1,219,779	2.83
Brokered certificates of deposit	36,290	2.35

Total deposits	$3,141,636	1.89%

     For the first nine months of 2002, interest expense on our borrowings was $15.6 million and the average cost of borrowings was 7.67%. These amounts exclude the expense associated with our Capital Securities.

Provision for Losses on Loans and Leases

     The provision for losses on loans and leases for the first nine months of 2002 was $10.7 million. Our provision for the first nine months of 2002 reflects the impact of a $2.6 million recovery on the sale of charged-off high loan-to-value home equity loans. With our adoption of the liquidation basis of accounting, we reallocated the allowance for losses on loans and leases, effective September 30, 2002, to a mark-to-market allowance for loans and leases.

Noninterest Income

     For the first nine months of 2002, noninterest income was $91.6 million and included net gains on sales of assets totaling $18.6 million. The net gains consisted of an $11.8 million gain related to the securitization and sale of approximately $450.0 million of auto installment contracts, a $6.3 million gain on the sale of multi-family loans and commercial real estate to Washington Mutual and a $1.3 million gain on the sale of mortgage-backed and other securities. These gains were partially offset by a $0.4 million loss on the sale of Bay View Funding and a $0.4 million loss on sales of loans and other franchise-related assets.

Noninterest Expense

General and Administrative Expenses

     General and administrative expenses were $93.0 million for the first nine months of 2002. The following table illustrates the ratio of general and administrative expenses to average total assets, including auto-related securitized assets, on an annualized basis for the nine months ended September 30, 2002:

For the Nine
Months Ended
September 30, 2002
(Dollars in thousands)
General and administrative expenses	$93,001
Average managed assets, including auto-related securitized assets	$4,073,742

Annualized general and administrative expenses to average managed assets, including auto-related securitized assets	3.04%

Leasing Expenses

     Leasing expenses were $44.0 million for the first nine months of 2002. At September 30, 2002, approximately 5,934 of the 13,631 vehicles in our automobile lease portfolio, or 44%, were considered impaired under Statement of Financial Accounting Standards No. 144. As an illustration of the sensitivity of these assumptions - if the market values of the individual vehicles had declined by $250, an additional 3% of the leases would have been deemed to be impaired and, therefore, potentially subject to an impairment charge.

Real Estate Owned

     Net expense related to our real estate owned was $1.0 million for the first nine months of 2002. In addition, we recorded $266,000 of provision for losses on real estate owned during the first nine months of 2002.

Amortization of Intangible Assets

     As of January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which requires that certain goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment at least annually. Subsequently, we only amortized identifiable assets with definite useful lives, including core deposit intangibles and certain goodwill. Amortization expense related to these intangible assets was $1.0 million for the first nine months of 2002.

     For the nine months ended September 30, 2002, we recorded $18.9 million of impairment charges, net of taxes, for goodwill not expected to be realized upon the disposition of our asset-based lending, factoring and commercial leasing businesses. As required by the provisions of Statement No. 142, the impairment loss was measured and recorded as of the date of adoption and recognized as the cumulative effect of a change in accounting principle as of January 1, 2002.

Income Taxes

     We recorded tax expense of $181.8 million for the nine months ended September 30, 2002. We also recorded a deferred tax benefit of $2.3 million on the cumulative effect of a change in accounting principle, which is presented net of this tax benefit. As a result of the Plan, income tax expense included the effect of establishing a valuation allowance of $24.0 million at September 30, 2002 on the realizability of deferred tax assets in years after 2002. The realizability of deferred tax assets and the related valuation allowance were based on total projected future income through the estimated completion date of our liquidation, as contemplated by the Plan, of September 30, 2005.

     The effective tax rate used in computing the $181.8 million tax expense for the first nine months of 2002 was 71.5%. This effective tax rate was higher than the federal statutory rate due primarily to state income taxes, the valuation allowance for deferred tax assets, amortization and disposition of nondeductible goodwill and nondeductible compensation associated with the Plan.

     As of September 30, 2002, in anticipation of the close of the sale of the Bank’s retail banking assets to U.S. Bank and other 2002 asset sales transactions, we estimated that we would utilize approximately $143.6 million of our net deferred tax assets.

Capital Securities

     On December 21, 1998, we issued $90.0 million of 9.76% Capital Securities through Bay View Capital I, a business trust formed to issue the securities. The Capital Securities accrue quarterly cumulative distributions at an annual rate of 9.76% of the liquidation value of $25 per share. Dividend expense on the Capital Securities was $7.9 million for the first nine months of 2002.

     In September of 2000, we entered into an agreement with the Federal Reserve Bank of San Francisco (the “FRB”) which required that we obtain its approval prior to disbursing any dividends associated with our Capital Securities. Beginning with the third quarter of 2000, we began deferring distributions quarterly in accordance with the terms of the Capital Securities. During this deferral period, distributions to which holders are entitled continued to accrue at an annual rate of 9.76% of the liquidation amount of $25 per Capital Security, plus accumulated additional distributions at the same rate, compounded quarterly, on any unpaid distributions. Deferred distributions and interest, which were fully accrued, were $21.8 million at September 30, 2002.

     At a meeting held on October 3, 2002, holders of the Capital Securities approved a waiver of those provisions of the legal instruments governing the Capital Securities and the Company’s Junior Debentures that would have, absent the waiver, prevented us from disposing of our assets pursuant to our Plan. Capital Securities holders also approved the amendment of certain provisions of the legal instruments governing the Capital Securities and the Junior Debentures that allowed early redemption of the Capital Securities at the option of each holder of the Capital Securities.

     In December of 2002, we received approval from the FRB to pay the cumulative deferred distributions on our Capital Securities, and on December 31, 2002, we paid the distributions and cumulative interest on the deferred distributions. The total amount paid per share as of December 31, 2002 was $6.10 for the 10 quarterly distributions plus $0.715 in accrued interest. As a result of the Bank’s dissolution, effective September 30, 2003, we ceased to be a bank holding company and are no longer subject to supervision, examination and regulation by the FRB.

Results of Operations – Year ended December 31, 2001

     For the year ended December 31, 2001, our consolidated net loss was $101.2 million, or $1.99 per diluted share. The net loss for 2001 was primarily due to charges incurred in connection with a strategic plan adopted during 2001. These charges included $70.1 million associated with the revaluation of franchise-related assets, $59.5 million of provision for loan and lease losses related to franchise loans, $18.7 million of additional provision for impairment primarily as a result of writing down residual values associated with the auto lease portfolio, $10.5 million in net losses on sales of assets, $8.2 million in FHLB prepayment penalties related to prepayments of high-cost borrowings, and $6.9 million of restructuring charges primarily related to a reduction of our workforce.

Net Interest Income and Net Interest Margin

     Our net interest income and net interest margin for the year ended December 31, 2001 were $122.2 million and 3.18%, respectively. Our interest-earning assets, excluding our auto-related operating lease assets, totaled $3.0 billion at December 31, 2001. Average interest-earning assets, excluding our auto-related operating lease assets, for the year ended December 31, 2003 were $3.8 billion.

Average Balance Sheet

     The following table illustrates average yields on our interest-earning assets and average rates on our interest-bearing liabilities for the year ended December 31, 2001. These average yields and rates are derived by dividing interest income by the average balances of interest-earning assets and by dividing interest expense by the average balances of interest-bearing liabilities for the year indicated. Average balances of interest-earning assets and interest-bearing liabilities were calculated by averaging the relevant month-end amounts.

	AVERAGE BALANCES, YIELDS AND RATES
	For the Year Ended December 31, 2001
	Average		Average
	Balance	Interest	Yield/Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans and leases	$2,787,990	$243,163	8.72%
Mortgage-backed securities(1)	468,397	31,695	6.77
Investments(1)	591,393	27,887	4.72

Total interest-earning assets	3,847,780	302,745	7.87%

Other assets	728,656

Total assets	$4,576,436

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits	$3,500,083	$135,736	3.88%
Borrowings(2)	626,296	44,761	7.15

Total interest-bearing liabilities	4,126,379	180,497	4.37%

Other liabilities	123,249

Total liabilities	4,249,628
Stockholders’ equity	326,808
Total liabilities and stockholders’ equity	$4,576,436

Net interest income/net interest spread		$122,248	3.50%

Net interest-bearing liabilities	$(278,599)

Net interest margin(3)			3.18%

(1)	Average balances and yields for securities and other investments classified as available-for-sale are based on historical amortized cost.

(2)	Interest expense for borrowings excludes expenses related to our Capital Securities.

(3)	Annualized net interest income divided by average interest-earning assets.

     For the year ended December 31, 2001, interest income was $302.7 million and the average yield on interest-earning assets was 7.87%.

     For the year ended December 31, 2001, interest expense on our deposits was $135.7 million and the average cost of deposits was 3.88%. The following table summarizes our deposit costs by product for the year ended December 31, 2001:

	For the Year Ended
	December 31, 2001
	Average Balance	Average Rate
	(Dollars in thousands)
Savings	$150,111	1.18%
Money Market	1,190,820	3.52
Checking accounts	489,867	1.00

Total transaction accounts	1,830,798	2.65
Retail certificates of deposit	1,592,812	5.13
Brokered certificates of deposit	76,473	7.24

Total deposits	$3,500,083	3.88%

     For the year ended December 31, 2001, interest expense on our borrowings was $44.8 million and the average cost of borrowings was 7.15%. Interest expense excludes dividends on our Capital Securities.

Provision For Losses on Loans and Leases

     The provision for losses on loans and leases was $71.9 million for the year ended December 31, 2001 and included $58.9 million of provision related to franchise loans, $6.9 million related to home equity loans and $6.1 million related to commercial and other loans.

Noninterest Income

     For the year ended December 31, 2001, noninterest income was $107.2 million and included net losses on sales of assets totaling $10.5 million. The losses were primarily due to a $22.9 million loss on the sale of BVFMAC, a $10.3 million loss on the sale of home equity loans in June 2001, $3.7 million in mark-to-market charges related to our hedges and $1.6 million of writedowns of our residual interests and other assets related to our auto loan securitizations. These losses were partially offset by $13.5 million in net gains on sales of mortgage-backed securities and other investments securities, $10.1 million of contingent gains received during the first quarter of 2001 related to December 2000 asset sales and $3.6 million net gains on franchise loan sales during 2001.

     We serviced a $2.2 billion off-balance sheet portfolio of franchise loans through June 22, 2001, the effective date of the sale of BVFMAC and its servicing portfolio. The related servicing fee income was $2.9 million for the year ended December 31, 2001.

Noninterest Expense

General and Administrative

     For the year ended December 31, 2001, general and administrative expenses were $155.3 million and included $8.2 million related to the prepayment of FHLB advances, $2.6 million related to our issuance of stock options during the second quarter with below market exercise prices, $2.4 million in legal and professional fees related to the implementation of our new strategic plan, a $1.0 million accrual related to postretirement health care benefits and $2.5 million in other non-recurring expenses.

     The following table illustrates the ratio of our general and administrative expenses to average managed assets, including auto-related securitized assets, for the year:

For the Year Ended
December 31, 2001
(Dollars in thousands)
General and administrative expenses	$155,287
Average managed assets, including auto-related securitized assets	$4,869,314

Annualized general and administrative expenses to average managed assets, including auto-related securitized assets	3.19%

     The following table illustrates our efficiency ratio for the year ended December 31, 2001:

For the Year Ended
December 31, 2001
(Dollars in thousands)
General and administrative expenses	$155,287
Operating revenues, as defined	$185,609

Efficiency ratio	83.7%

Restructuring Charges

     During 2001, we recorded a total of $6.9 million in restructuring charges, primarily for employee severance costs related to a reduction in our workforce and facilities charges.

Revaluation of Franchise-Related Assets

     For the year ended December 31, 2001, writedowns of certain franchise-related assets resulted in $70.1 million of pre-tax expense. These writedowns included a $31.7 million charge on a sale of $278 million of franchise loans, a $13.6 million writedown of franchise servicing assets, $12.6 million of writedowns of retained interests in franchise loan securitizations, $5.0 million of writedowns of equity investments, and $1.9 million of writedowns of servicer advances.

Leasing Expenses

     For the year ended December 31, 2001, leasing expenses were $86.1 million, and included $18.7 million of impairment charges. At December 31, 2001, approximately 9,000 of the 18,272 vehicles in our automobile lease portfolio, or 49%, were considered impaired under Statement of Financial Accounting Standards No. 121.

Real Estate Owned

     The net expense related to our real estate owned was $2.1 million for the year ended December 31, 2001. Additionally, we recorded $2.9 million of provision for losses on real estate owned during 2001.

Amortization of Intangible Assets

     Amortization expense related to intangible assets was $11.3 million for the year ended December 31, 2001.

Income Taxes

     For the year ended December 31, 2001, the Company recorded an income tax benefit of $85.9 million; our effective tax rate was 45.9%. Our effective tax rate differed from the federal statutory rate of 35.0% due primarily to the impact of nondeductible goodwill, state income taxes, and the impact of a $26.0 million valuation allowance established against our gross deferred tax assets in 2000 that was eliminated in 2001.

Capital Securities

     Dividend expense on the Capital Securities was $9.8 million for the year ended December 31, 2001. Deferred dividends associated with our agreement with the FRB, as previously discussed, were $14.1 million at December 31, 2001.

Balance Sheet Analysis

     Our total assets were $363.9 million at December 31, 2003 compared to $875.5 million at December 31, 2002. The decrease of $511.6 million was, in general, attributable to the liquidation of assets and the satisfaction of liabilities of the Bank completed under our Amended Plan. At year-end, we distributed $263.2 million, or $4.00 per share, in cash to our common stockholders and redeemed $63.5 million, or approximately 74%, of the outstanding Capital Securities issued by our Bay View Capital I Trust.

Cash and Cash Equivalents

     At December 31, 2003, our cash and cash equivalents totaled $11.6 million and consisted of $11.5 million of cash deposited at depository institutions and $0.1 million of money market funds. At December 31, 2002, our cash and cash equivalents totaled $207.8 million and consisted of $56.1 million of cash deposited at depository institutions, $95.7 million of Federal Funds and $56.0 million of commercial paper and money market funds.

Restricted Cash

     We held $32.2 million and $15.5 million of restricted cash at December 31, 2003 and 2002, respectively. Restricted cash was comprised of cash collateral pledged to secure letters of credit, cash retained in reserve accounts established by BVAC’s auto securitization trusts for purposes of providing credit enhancement for our asset-backed bond issuances, cash collateral to meet margin requirements of counterparties to BVAC’s hedging contracts, cash collateral pledged to secure the Company’s financing secured by our auto lease cash flows, and cash collateral retained to cure potential borrowing base deficiencies on BVAC’s warehouse line of credit.

Retained Interests in Securitizations

     The following table provides information, by securitization transaction, on the balance of retained interests in securitizations of auto installment contracts as of the dates indicated:

	At December 31,
	2003	2002
Available-for-sale	(Dollars in thousands)
Transaction:
1999-LG-1	$—	$3,711
2000-LJ-1	—	4,213
2002-LJ-1	18,744	23,946
2003-LJ-1	9,846	—

Total retained interests in securitizations	$28,590	$31,870

     During 2003 and 2002, we securitized and sold auto installment contracts of $193.3 million and $453.2 million, respectively. We retained interests in these securitizations with initial balances of $9.5 million and $23.2 million for 2003 and 2002, respectively. During 2003, BVAC exercised “clean-up” calls on its 1999-LJ-1 and 2000-LJ-1 automobile receivable backed notes and repurchased installment contracts from the asset-backed bond trusts with par values of $21.8 million and $33.8 million and average coupon rates of 12.52% and 10.25%, respectively.

     In connection with our acquisition of FMAC in 1999, we acquired retained interests in franchise loan and lease securitizations. We also retained interests in franchise loans that we securitized and sold during 1999 and 2000. During 2002, we wrote-off the remaining balance of these franchise securitization residual assets, totaling $4.9 million, primarily as a result of deterioration in the franchise loans underlying the securities.

Mortgage-backed and Other Securities

     Prior to initiating our liquidation of the Bank, we purchased high-quality mortgage-backed and other securities including U.S. government agency notes and other short-term securities, to supplement our loan production. The following table provides information on the balance of mortgage-backed and other securities as of the dates indicated:

	At December 31,
	2003	2002
Available-for-sale	(Dollars in thousands)
Mortgage-backed securities:
GNMA, Fannie Mae and Freddie Mac	$5,335	$31,431
Collateralized mortgage obligations	558	1,085

Total mortgage-backed securities	5,893	32,516
Asset-backed securities	246	6,267

Total mortgage-backed and other securities available-for-sale	$6,139	$38,783

     The balance of this portfolio, totaling $6.1 million as of December 31, 2003, is held in our available-for-sale portfolio. During 2003, we sold $12.5 million of mortgage-backed securities and $2.7 million of asset-backed securities, realizing losses of $30 thousand. We did not purchase any mortgage-backed or other securities during 2003. During 2002, we sold $180.1 million of mortgage-backed securities and $74.8 million of other securities, primarily trust preferred and asset-backed securities, realizing gains of $1.2 million. We purchased $60.5 million of mortgage-backed securities and $55.9 million of asset-backed securities during the year.

     We do not maintain a trading portfolio. Unrealized losses of $54,000 on securities available-for-sale were recorded upon our re-adoption of the going concern basis of accounting on October 1, 2003, and were included in stockholders’ equity (net of taxes) at December 31, 2003.

     As previously discussed, we used the liquidation basis of accounting from September 30, 2002 through September 30, 2003. Under the liquidation basis of accounting, mortgage-backed and other securities were carried at market value and unrealized gains and losses were recognized in income as liquidation basis adjustments. Upon our adoption of the liquidation basis of accounting at September 30, 2002, we recognized $2.0 million of mark-to-market gains on our mortgage-backed and other securities. We subsequently recognized $253 thousand and $795 thousand of mark-to-market losses during the fourth quarter of 2002 and the first nine months of 2003, respectively.

Loans and Leases

     The following table shows the composition of our loan and lease portfolio as of the dates indicated:

	At December 31,
	2003		2002
		% of		% of
	Amount	Total	Amount	Total
	(Dollars in thousands)
Loans and leases receivable:
Auto installment contracts (1)	$161,578	93.0%	$142,357	45.8%
Other loans and leases:
Multi-family mortgage loans	—	—	2,443	0.8
Commercial mortgage loans	—	—	7,712	2.5
Franchise loans	6,428	3.7	46,928	15.1
Asset-based loans, syndicated loans, factored receivables and commercial leases	844	0.5	104,362	33.5
Business loans	4,802	2.8	7,212	2.3

Total other loans and leases	12,074	7.0	168,657	54.2
Loan and leases before premiums, discounts, deferred fees and costs, net	173,652	100.0%	311,014	100.0%

Premiums, discounts, deferred fees and costs, net (2)	3,996		—

Loans and leases receivable (3)	$177,648		$311,014

(1) Auto installment contracts exclude auto-related operating lease assets.

(2) Amounts at December 31, 2003 are related to auto installment contracts.

(3) All loans and leases are classified as held-for-sale at December 31, 2003 and December 31, 2002.

     The decrease in loans and leases receivable from December 31, 2002 to December 31, 2003 was attributable to loan sales pursuant to the Amended Plan and repayments. During 2003, we completed the sale and/or securitization of approximately $339.8 million of loans and received an additional $129.6 million of loan repayments. Other than BVAC’s purchases of auto installment contracts, we ceased all other loan production activities during the fourth quarter of 2002.

     The following table illustrates the purchase and origination activity in our loan and lease portfolio for the periods indicated:

	For the Year Ended December 31,
	2003	2002
	(Dollars in thousands)
Loan purchases and originations:
Auto installment contracts	$279,521	$314,731
Multi-family and commercial mortgage loans	—	217,788
Home equity loans and lines of credit	—	87,452
Asset-based loans, syndicated loans, factored receivables and commercial leases	—	29,658
Business loans	—	36,590

Total purchases and originations	$279,521	$686,219

Auto Installment Contracts

     During 2003, BVAC purchased $279.5 million of installment contracts on new and used vehicles. The year-to-date volume consisted of 9,762 contracts with weighted-average contract rates of 8.35% and weighted-average FICO scores of 733. As previously mentioned, during 2003, BVAC also called its 1999-LJ-1 and 2000-LJ-1 automobile receivable backed notes and repurchased installment contracts from the asset-backed bond trusts with par values of $21.8 million and $33.8 million and average coupon rates of 12.52% and 10.25%, respectively. At December 31, 2003, BVAC was servicing 30,808 contracts representing $562.8 million of managed loans.

     We believe BVAC’s purchase volumes for 2003 were somewhat below our expectations for several reasons. During the year, incentive financing from auto manufacturers, including zero percent financing out to a term of 72 months, was widely available on new vehicles. These products encroached on BVAC’s traditional market in extended-term contracts, which appeal to monthly payment-oriented buyers of new vehicles. Incentive financing offered on new vehicles also drew a segment of BVAC’s used vehicle buyers/borrowers into new vehicle purchases. In the past year’s recessionary environment, BVAC chose to remain focused on credit quality rather than market share, and also reduced its purchases of installment contracts from certain independent dealers.

     In addition, BVAC has historically aligned itself with smaller, franchised and independent dealers. In recent years, however, the industry has experienced intense merger and acquisition activity that has led to the emergence of large, regional and national automobile dealership organizations, causing BVAC to lose production volume from its existing dealer base. In response, BVAC began a campaign to establish relationships with these regional and national dealer organizations during 2003 and, as of December 31, 2003, has signed agreements with five of these organizations representing 370 dealership stores. During 2004, BVAC will continue to pursue this strategy.

     BVAC is continuing a geographic expansion plan that it initiated in late 2002. From its established presence in 17 states, primarily in the West, Midwest and Florida, BVAC entered seven Mid-Atlantic states in 2003. In 2004, BVAC plans to enter nine additional states primarily in New England, as well as Oklahoma.

     BVAC securitized and/or sold approximately $240.5 million of automobile installment contracts during 2003. Gains of $0.9 million were realized on these transactions. Repayments of installment contracts totaled $79.0 million during 2003.

Other Loans and Leases

     During 2003, we liquidated $149.9 million from our portfolio of other loans and leases including $99.3 million of sales and $50.6 million of loan repayments. These loan sales and repayments were comprised of $91.5 million of asset-based loans, $33.4 million of franchise loans, $10.8 million of syndicated loans, $7.0 million of commercial real estate loans, $3.9 million of multi-family mortgage loans and $3.3 million of business loans, factored receivables and commercial leases. At December 31, 2003, the net carrying value of our remaining investment in loans to be liquidated was $12.1 million.

Credit Quality

     We define nonperforming assets as nonaccrual loans and leases, real estate owned, and other repossessed assets. We define nonaccrual loans and leases as loans and leases 90 days or more delinquent as to principal and interest payments (unless the principal and interest are well secured and in the process of collection) and loans and leases less than 90 days delinquent designated as nonperforming when we determine that the full collection of principal and/or interest is doubtful. We do not record interest on nonaccrual loans and leases. We charge-off auto installment contracts that are 120 days delinquent.

     The following table illustrates our nonperforming assets as of the dates indicated:

	At December 31,
	2003	2002
	(Dollars in thousands)
Nonaccrual loans and leases	$1,924	$24,683
Real estate owned	4,955	2,402
Other repossessed assets	254	183

Nonperforming assets	$7,133	$27,268

     The decrease in total nonperforming assets at December 31, 2003, compared to December 31, 2002, was primarily due to a decrease in nonaccruing franchise, syndicated and commercial real estate loans, primarily resulting from loan sales and prepayments partially offset by an increase in real estate owned. We transferred $7.0 million of nonperforming franchise loans to real estate owned and recognized a loss of $0.5 million during 2003. Our nonperforming assets included valuation allowances of $1.4 million and $16.4 million at December 31, 2003 and 2002, respectively. Nonperforming assets excluding franchise-related assets were $1.4 million at December 31, 2003, compared to $6.3 million at December 31, 2002, while non-franchise nonaccrual loans and leases were $0.9 million at December 31, 2003 compared to $5.9 million at December 31, 2002.

     Interest on nonaccrual loans and leases that was not recorded in income was $1.6 million for the year ended December 31, 2003. Actual interest that we realized on these nonaccrual loans and leases during 2003 was immaterial.

     The following table illustrates nonperforming asset balances and nonperforming assets as a percentage of consolidated assets by their original loan and lease type:

	Nonperforming Assets as a Percentage of
	Consolidated Total Assets
	At December 31,
	2003		2002
	(Dollars in thousands)
Auto installment contracts	$338	0.09%	$284	0.03%
Franchise loans	5,757	1.58	21,005	2.40
Asset-based loans, factoring loans and commercial leases	857	0.24	4,850	0.55
Commercial real estate	181	0.05	948	0.11
Multi-family mortgage	—	0.00	84	0.01
Business loans	—	0.00	97	0.01

Total	$7,133	1.96%	$27,268	3.11%

     The following table illustrates loans and leases delinquent 60 days or more as a percentage of gross loans and leases by their original loan and lease type:

	Loans and Leases Delinquent 60 Days or More as a
	Percentage of Gross Loans and Leases
	At December 31,
	2003		2002
	(Dollars in thousands)
Auto installment contracts	$185	0.10%	$272	0.09%
Franchise loans	—	0.00	16,064	5.16
Commercial real estate	—	0.00	734	0.23
Asset-based loans, factoring loans and commercial leases	563	0.32	517	0.17
Multi-family mortgage	—	0.00	84	0.03
Business loans	—	0.00	82	0.03

Total	$748	0.42%	$17,753	5.71%

Allowance for Loan and Lease Losses (ALLL)

     Prior to September 30, 2002, the Company maintained an ALLL. Upon adoption of the liquidation basis of accounting, the Company ceased to have the ALLL because its loans were carried at their net realizable value. Upon re-adoption of the going concern basis of accounting on October 1, 2003, the Company carries its loans at the lower of cost or market since all of its loans are classified as available-for-sale. The following discussion relates to the periods from January 1, 2001 to September 30, 2002.

     Credit risk and potential loss are inherent in the lending process. The purpose of the ALLL is to absorb losses that are probable and estimable in our loan portfolio. The ALLL is augmented through charges to earnings called provisions. Known losses are charged to the ALLL. Management seeks to reduce credit risk and therefore potential loss by administering established lending policies and underwriting procedures combined with continuous monitoring of the portfolio.

     The adequacy of the ALLL was formally evaluated on a quarterly basis. As discussed in more detail below, specific credits and the portfolio in general are evaluated by several methods incorporating historical performance, collateral protection, cash flow and analysis of current economic conditions. This evaluation culminates with a judgment on the probability of collection based on existing and probable near-term events. Discontinued lending operations receive the same scrutiny as ongoing operations but do not have the additional risk inherent in accepting new business.

Deposits

     During the second quarter of 2002, we began acquiring brokered certificates of deposit to provide additional liquidity in anticipation of funding the U.S. Bank sale transaction. As previously discussed, on November 1, 2002, we completed a sale of the Bank’s retail banking assets to U.S. Bank. U.S. Bank assumed the Bank’s retail deposits totaling $3.3 billion, its branches and service center operations, and purchased $327.7 million of loans. At December 31, 2002, $224.2 million of brokered certificates of deposit were outstanding with a weighted-average rate of 2.35%; these deposits matured during the first quarter of 2003. The dissolution of the Bank was completed on September 30, 2003, and the last of the Bank’s deposits were repaid prior to the dissolution.

Borrowings

     At December 31, 2003, our borrowings totaled $179.1 million including $138.2 million on BVAC’s warehouse credit facility, $16.1 million on a financing secured by the auto lease portfolio contractual cash flows, and $24.8 million of Junior Debentures issued to the Bay View Capital I Trust.

     Warehouse credit facility - During the second quarter of 2003, BVAC obtained a $250.0 million revolving warehouse credit facility to finance BVAC’s current portfolio of auto installment contracts and its future originations of auto installment contracts. BVAC intends to periodically securitize and sell its production of automotive loans in order to repay the line of credit.

     Financing secured by auto lease portfolio contractual cash flows - On December 31, 2001, we completed a financing secured by the contractual cash flows of our auto operating lease portfolio. The transaction was recorded as a secured financing and resulted in an increase in other borrowings of $136.5 million at an initial imputed interest rate of 5.25%. There have been no new auto leases originated since June 2000 and therefore, the auto operating lease cash flows decrease monthly and are scheduled to conclude in November 2005.

     Junior Debentures issued to the Bay View Capital I Trust - In December 1998, we issued, through Bay View Capital I Trust, $90.0 million in Capital Securities yielding 9.76%, which mature on December 31, 2028. As previously mentioned, effective July 1, 2003, we adopted Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, “ which resulted in the reclassification of our Capital Securities from their prior classification as a “mezzanine” item to liabilities. During the third quarter of 2003, we completed an offer of optional redemption of our Capital Securities and redeemed $4.5 million of the original balance. On December 31, 2003, we redeemed an additional $63.5 million, or approximately 74%, of the Capital Securities leaving an outstanding balance of $22.0 million. We currently anticipate redeeming the remaining Capital Securities during 2004.

     Effective December 31, 2003, we adopted FASB Financial Interpretation No. 46, “Consolidation of Variable Interest Entities,” and accordingly, deconsolidated Bay View Capital I Trust. As a result, as of December 31, 2003, the 9.76% Capital Securities of Bay View Capital I Trust are no longer reflected on our Consolidated Statement of Financial Condition while the underlying 9.76% Junior Subordinated Deferrable Interest Debentures, which were acquired by Bay View Capital I Trust, are reflected as borrowings.

     In August 1997, we issued $100.0 million of 9.125% Subordinated Notes, maturing on August 15, 2007 and on August 18, 1999, the Bank issued $50.0 million of 10% Subordinated Notes, maturing August 2009. On November 29, 2002, we called the $100.0 million of 9.125% Subordinated Notes at a premium of 4.563% and on December 9, 2002, the Bank called the $50.0 million of 10% Subordinated Notes at par.

Liquidity and Capital Resources

     The objective of our liquidity management is currently twofold – to ensure that funds are available to finance BVAC’s purchases, warehousing and securitization/sale of installment contracts and to complete the liquidation of the Bank. At December 31, 2003, we had $43.8 million of cash and cash equivalents of which approximately $32.2 million was restricted. Restricted cash is largely comprised of the following – cash collateral pledged to secure letters of credit, cash retained in reserve accounts established by BVAC’s auto securitization trusts for purposes of providing credit enhancement for our asset-backed bond issuances, cash collateral to meet margin requirements of counterparties to BVAC’s hedging contracts, cash collateral pledged to secure the financing secured by our auto lease cash flows, and cash collateral retained to cure potential borrowing base deficiencies on BVAC’s warehouse line of credit.

     Since the U.S. Bank transaction, we have used the proceeds from our liquidation, and sales and a securitization of auto installment contracts to fund BVAC’s purchases of installment contracts, repay borrowings and maturing brokered certificates of deposit, pay a $4.00 per share distribution to our common stockholders and to meet other working capital needs. With our adoption of a process of partial liquidation, BVAC is the sole operating subsidiary that has ongoing operations. With the exception of BVAC’s assets and liabilities and our operating auto lease assets, we are proceeding with the remaining liquidation and anticipate that this process will be substantially completed during 2004. The liquidation of the auto leases, which will be funded from the proceeds from sales of the vehicles as they come off of expiring lease contracts, is anticipated to be completed by the end of the third quarter of 2005, consistent with the maturities of these leases. Our uses of liquidity are now largely limited to funding BVAC’s purchases of installment contracts and its other working capital needs.

     On December 31, 2002, following approval by the FRB of San Francisco, we paid cumulative deferred distributions, interest on the deferred distributions and the current quarterly distribution on our Capital Securities. During 2003, we paid the quarterly dividends as scheduled. On December 30, 2003, we distributed $263.2 million, or $4.00 per share in cash, to common stockholders and, on December 31, 2003, redeemed $63.5 million, or approximately 74%, of the outstanding Capital Securities of the Bay View Capital I Trust.

     We currently anticipate redeeming the remaining $22.0 million of the Bay View Capital I Trust, 9.76% Cumulative Capital Securities during 2004. We also anticipate making additional cash distributions of approximately $1.45 per share to common stockholders through a series of six quarterly distributions beginning in the second quarter of 2004 and continuing through the third quarter of 2005. The repayment of the Capital Securities and the cash distributions to stockholders will be funded with existing cash and cash equivalents as well as proceeds from the disposition of remaining assets during 2004 and 2005. During the fourth quarter, BVAC pledged the balance of its warehouse inventory of installment contracts and drew on its credit facility. Subsequently, BVAC will fund its purchases of installment contracts with its credit facility and will periodically securitize or sell these contracts in order to provide it with liquidity to continue its purchases.

     Our stockholders’ equity was re-established upon our re-adoption of a going concern basis of accounting effective October 1, 2003. Stockholders’ equity totaled $155.8 million at December 31, 2003.

     With the Bank’s dissolution on September 30, 2003, we ceased to be a bank holding company. Consequently, we are no longer subject to the regulatory capital guidelines administered by the FRB.

Stock Repurchase Program

     In August 1998, our Board of Directors authorized the repurchase of up to $50.0 million in shares of our common stock. We have not repurchased any shares of our common stock since 1999. At December 31, 2003, we had approximately $17.6 million in remaining authorization available for future share repurchases.

Impact of Inflation and Changing Prices

     Our consolidated financial statements presented herein have been prepared in accordance with GAAP, which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time. Due to the fact that most assets and liabilities of a consumer finance company are monetary in nature, interest rates have a more significant impact on a consumer finance company’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or magnitude as the prices of goods and services.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Asset/Liability Management

     Interest rate risk, the fluctuation of market interest rates, impacts the value of our fixed-rate auto installment contracts, which are held for sale. It also impacts the net interest income component of our earnings because we fund purchases of fixed-rate installment contracts with a floating-rate warehouse credit facility. The rate on the warehouse facility, a commercial paper conduit facility, is tied to commercial paper rates and subject to frequent adjustments to reflect prevailing commercial paper rates.

     Fixed-rate Auto Installment Contracts

     The installment contracts we purchase are fixed-rate contracts. We purchase these contracts with the intention of periodically selling the contracts through asset-backed securitization transactions or sales of whole loan pools. Investors in these securitization or whole loan sale transactions require a yield that is commensurate with prevailing market interest rates. The prices offered by investors in these transactions reflect prevailing market interest rates at the time of these transactions, which creates price risk for the Company during the period it warehouses, or owns, these fixed-rate contracts. Accordingly, our earnings are affected by changes in prevailing market interest rates. Rising market interest rates generally reduce the value of our fixed-rate installment contracts thereby diminishing the gains we would realize in the sale or securitization of these contracts.

     Net Interest Income

     We fund purchases of fixed-rate installment contracts with our floating-rate warehouse credit facility. While we own these contracts, we earn net interest income, the excess of interest income earned on the contracts over the interest paid on our warehouse credit facility. Changes in prevailing market interest rates produce corresponding changes in the cost of our floating-rate warehouse credit facility thereby creating interest rate risk. Rising market interest rates generally increase the interest expense we incur on our warehouse credit facility.

     To protect the Company from interest risk, we use various derivative financial instruments including interest rate swap contracts to protect the market value of our warehouse inventory of installment contracts and the net interest income produced by our warehouse inventory. The market value of these derivative instruments is designed to respond inversely to the market value of our warehouse inventory resulting from changes in prevailing market interest rates. These agreements are entered into as we purchase installment contracts; the agreements are closed out at the time installment contracts are securitized or sold. Our policy is to maintain a fully hedged position on our warehouse inventory. At December 31, 2003, we had entered into SWAP contracts with a total notional amount of $133.0 million and an unrealized loss of $1.6 million, under which we pay a fixed interest rate of 2.29% and receive a floating interest rate of 1.18%. These contracts mature in September 2004 and September 2006. An increase of 100 or 200 basis points will result in an approximate gain of $0.5 million and $2.5 million, respectively, on these contracts; while a decrease of 100 basis points will result in an approximate loss of $3.8 million.

     As a result of our re-adoption of the going concern basis of accounting effective October 1, 2003, we account for changes in the market value of derivative instruments as prescribed by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Our swap agreements are not treated as hedge instruments under Statement No. 133 and are being carried at fair value, with changes in such fair value charged or credited to earnings.

     Prior to our re-adoption of the going concern basis of accounting, we accounted for changes in the market value of derivative instruments using the liquidation basis of accounting. Accordingly, changes in the market value of these derivative instruments were reflected in our consolidated statements of net assets in liquidation under pre-tax loss from operations, while offsetting changes in the market value of underlying installment contracts were included in changes in estimated values of assets and liabilities.

     The following table provides information about the Company’s interest rate-sensitive financial instruments by expected maturity date as of December 31, 2003 (dollars in thousands):

Years Ending December 31,	2004	2005	2006	2007	2008	Thereafter	Fair Value
Assets:
Securities available-for-sale
Principal amounts	$3,303	$2,596	$1,754	$13,056	$(86)	$7,967	$28,590
Weighted-average yield	12.12%	12.11%	12.12%	12.01%	12.50%	12.50%
Mortgage-backed and other securities available-for-sale
Principal amounts	$6,139	$—	$—	$—	$—	$—	$6,139
Weighted-average yield	5.71%	0.00%	0.00%	0.00%	0.00%	0.00%
Installment contracts held-for-sale
Principal amounts	$165,574	$—	$—	$—	$—	$—	$167,213
Weighted-average yield	7.57%	0.00%	0.00%	0.00%	0.00%	0.00%
Other loans held-for-sale
Principal amounts	$12,074	$—	$—	$—	$—	$—	$12,074
Weighted-average yield	8.51%	0.00%	0.00%	0.00%	0.00%	0.00%
Liabilities:
Borrowings – warehouse credit facility
Principal amounts	$138,221	$—	$—	$—	$—	$—	$138,221
Weighted-average interest rate	2.50%	0.00%	0.00%	0.00%	0.00%	0.00%
Borrowings – other borrowings
Principal amounts	$13,909	$2,146	$—	$—	$—	$—	$16,055
Weighted-average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
9.76% Junior subordinated deferrable interest debentures
Principal amounts	$—	$—	$—	$—	$—	$24,784	$24,784
Weighted-average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	9.76%
Interest Rate Derivatives:
Interest rate swaps
Notional amounts	$48,000	$10,000	$75,000	$—	$—	$—	$1,624
Average pay rate	1.35%	1.51%	2.99%	0.00%	0.00%	0.00%
Average receive rate	1.18%	1.18%	1.18%	0.00%	0.00%	0.00%

Item 8. Financial Statements and Supplementary Data

Bay View Capital Corporation and Subsidiaries
Consolidated Statement of Financial Condition (Going Concern Basis) as of December 31, 2003 and
Consolidated Statement of Net Assets (Liquidation Basis) as of December 31, 2002

	December 31, 2003	December 31, 2002
	Going Concern
	Basis	Liquidation Basis
	(Dollars in thousands)
ASSETS
Cash and cash equivalents:
Cash and due from depository institutions	$11,434	$56,070
Short-term investments	129	151,684

	11,563	207,754
Restricted cash	32,240	15,541
Securities available-for-sale:
Retained interests in securitizations	28,590	31,870
Mortgage-backed and other securities	6,139	38,783
Loans held-for-sale:
Installment contracts	165,574	142,357
Other loans	12,074	168,657
Investment in operating lease assets, net	66,657	191,005
Investment in stock of the Federal Home Loan Bank of San Francisco	—	16,075
Investment in stock of the Federal Reserve Bank	—	13,659
Real estate owned, net	4,955	2,402
Premises and equipment, net	371	1,327
Repossessed vehicles	438	502
Income taxes, net	21,149	—
Goodwill	1,846	—
Other assets	12,340	45,613

Total assets	$363,936	$875,545

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits – brokered certificates of deposit	$—	$224,189
Borrowings:
Warehouse credit facility	138,221	—
Other borrowings	16,055	61,969
Junior Subordinated Deferrable Interest Debentures	24,784	—
Income taxes, net	—	8,646
Deferred gain	—	12,817
Other liabilities	17,500	23,907
Liquidation reserve	11,626	43,953

Total liabilities	208,186	375,481

Guaranteed Preferred Beneficial Interest in our Junior Subordinated Deferrable Interest Debentures (“Capital Securities”)	—	90,000
Stockholders’ equity:
Series preferred stock; authorized, 7,000,000 shares; outstanding, none	—
Common stock ($.01 par value); authorized, 80,000,000 shares; issued, 2003 – 65,793,330 shares; 2002 – 62,989,743 shares; outstanding, 2003 – 65,758,898 shares; 2002 – 62,947,396 shares	658
Additional paid-in capital	156,588
Accumulated deficit	(855)
Treasury stock, at cost; 2003 – 34,432 shares	(587)
Accumulated other comprehensive loss	(54)

Total stockholders’ equity	155,750

Total liabilities and stockholders’ equity	$363,936	$465,481

Net assets in liquidation		$410,064

See notes to consolidated financial statements.

Bay View Capital Corporation
Consolidated Statement of Operations and Comprehensive Loss

For the Three
Months Ended
December 31, 2003
Going Concern Basis
(Amounts in
thousands, except per
share amounts)
Interest income:
Interest on loans and leases	$3,457
Interest on mortgage-backed securities	166
Interest and dividends on investment securities	1,013

4,636
Interest expense:
Interest on borrowings	3,612

3,612
Net interest income	1,024
Noninterest income:
Leasing income	6,907
Loan fees and charges	213
Loan servicing income	1,132
Gain on sale of assets and liabilities, net	842
Other, net	1,241

10,335
Noninterest expense:
General and administrative	5,747
Leasing expenses	5,938
Real estate owned operations, net	831

12,516
Loss before income tax benefit	(1,157)
Income tax benefit	(302)

Net loss	$(855)

Basic loss per share	$(0.01)

Diluted loss per share	$(0.01)

Weighted-average basic shares outstanding	64,187

Weighted-average diluted shares outstanding	64,187

Net loss	$(855)
Other comprehensive loss, net of tax:
Change in unrealized loss on securities available-for-sale, net of tax benefit of $35 for the three months ended December 31, 2003	(54)

Other comprehensive loss	(54)

Comprehensive loss	$(909)

See notes to consolidated financial statements.

Bay View Capital Corporation
Consolidated Statements of Changes in Net Assets in Liquidation (Liquidation Basis)

	For the Nine	For the Three
	Months Ended	Months Ended
	September 30, 2003	December 31, 2002
	(Dollars in thousands)
Net assets in liquidation at beginning of period	$410,064	$413,675
Pre-tax loss from operations	(4,595)	(6,124)
Changes in estimated values of assets and liabilities	(5,995)	(2,761)
Income tax benefit	6,252	4,886

Change in net loss from operations	(4,338)	(3,999)
Other changes in net assets in liquidation	4,088	388

Net assets in liquidation at end of period	$409,814	$410,064

See notes to consolidated financial statements.

Bay View Capital Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Nine	For the Year
	Months Ended	Ended
	September 30,	December 31,
	2002	2001
	Going Concern Basis
	(Dollars in thousands, except per
	share amounts)
Interest income:
Interest on loans and leases	$122,208	$243,163
Interest on mortgage-backed securities	8,314	31,695
Interest and dividends on investment securities	14,717	27,887

	145,239	302,745
Interest expense:
Interest on deposits	44,509	135,736
Interest on borrowings	4,413	29,900
Interest on Senior Debentures and Subordinated Notes	11,146	14,861

	60,068	180,497
Net interest income	85,171	122,248
Provision for losses on loans and leases	10,700	71,890

Net interest income after provision for losses on loans and leases	74,471	50,358
Noninterest income:
Leasing income	56,188	92,305
Loan fees and charges	3,571	5,542
Loan servicing income	663	4,077
Account fees	5,858	7,947
Sales commissions	5,247	5,906
Gain (loss) on sale of assets and liabilities, net	18,625	(10,547)
Other, net	1,413	1,939

	91,565	107,169
Noninterest expense:
General and administrative:
Compensation and employee benefits	47,704	74,727
Occupancy and equipment	13,466	20,331
Professional services	10,808	16,198
Marketing	3,875	4,706
Data processing	2,696	4,410
Deposit insurance premiums and regulatory fees	5,424	9,300
Postage, telephone & travel	4,492	8,027
Prepayment penalty fees	—	8,231
Other, net	4,536	9,357

	93,001	155,287
Other noninterest expense:
Litigation settlement expense	13,100	—
Restructuring expenses	—	6,935
Revaluation of franchise-related assets	—	70,146
Leasing expenses	43,984	86,120
Real estate owned operations, net	956	2,085
Provision for losses on real estate owned	266	2,936
Amortization of intangible assets	993	11,280

	152,300	334,789
Income (loss) from operations	13,736	(177,262)
Adjustment for liquidation basis	266,510	—

Income (loss) before income tax expense (benefit)	280,246	(177,262)
Income tax expense (benefit)	181,792	(85,866)
Dividends on Capital Securities	7,873	9,774

Income (loss) before cumulative effect of change in accounting principle	90,581	(101,170)
Cumulative effect of change in accounting principle, net of applicable taxes of $2.3 million	(18,920)	—

Net income (loss)	$71,661	$(101,170)

Bay View Capital Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss) (continued)

	For the Nine	For the Year
	Months Ended	Ended
	September 30,	December 31,
	2002	2001
	Going Concern Basis
	(Dollars in thousands, except per
	share amounts)
Basic earnings (loss) per share before cumulative effect of change in accounting principle	$1.44	$(1.99)
Cumulative effect of change in accounting principle, net	(0.30)	—

Net basic earnings (loss) per share	$1.14	$(1.99)

Diluted earnings (loss) per share before cumulative effect of change in accounting principle	$1.43	$(1.99)
Cumulative effect of change in accounting principle, net	(0.30)	—

Net diluted earnings (loss) per share	$1.13	$(1.99)

Weighted-average basic shares outstanding	62,724	50,873

Weighted-average diluted shares outstanding	63,135	50,873

Net income (loss)	$71,661	$(101,170)
Other comprehensive income, net of tax:
Change in unrealized gain on securities available-for-sale, net of tax expense of $362 for 2001	—	513
Minimum pension liability adjustment, net of tax benefit of $207 for 2001	—	(294)

Other comprehensive income	—	219

Comprehensive income (loss)	$71,661	$(100,951)

See notes to consolidated financial statements.

Bay View Capital Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Net Assets in Liquidation

					Retained
	Number of			Additional	Earnings
	Shares	Common	Preferred	Paid-in	(Accumulated	Treasury
(Dollars in thousands, except per share amounts)	Issued	Stock	Stock	Capital	Deficit)	Stock
Balance at December 31, 2000	32,640	$326	$—	$456,045	$(156,877)	$(1,081)
Exercise of stock options, including tax benefits	20	—	—	94	—	—
Distribution of director’s retirement plan shares	10	—	—	73	—	—
Distribution of restricted shares	—	—	—	(273)	—	273
Proceeds from issuance of common stock, net of expenses of $2.0 million	23,967	240	—	107,760	—	—
Proceeds from issuance of 5,991,369 shares of preferred stock, net of expenses of $1.1 million	—	—	60	26,340	—	—
Conversion of preferred stock to common stock	5,991	60	(60)	—	—	—
Expense recognized on stock options with below market strike price	—	—	—	5,219	—	—
Unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	—
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—
Change in debt of ESOP	—	—	—	—	—	—
Net loss	—	—	—	—	(101,170)	—

Balance at December 31, 2001	62,628	626	—	595,258	(258,047)	(808)
Exercise of stock options, including tax benefits	121	2	—	568	—	—
Distribution of director’s retirement plan shares	24	—	—	165	—	—
Exercise of stock warrants	45	—	—	212	—	—
Expense recognized on stock options with below market strike price	—	—	—	4,033	—	—
Change in debt of ESOP	—	—	—	—	—	—
Net income	—	—	—	—	71,661	—
Other	—	—	—	—	5	—
Liquidation adjustment on securities available-for-sale, net of tax	—	—	—	—	—	—
Liquidation adjustment on pension liability	—	—	—	—	—	—
Transfer of stockholders’ equity to net assets in liquidation	—	(628)	—	(600,236)	186,381	808

Balance at September 30, 2002	62,818	—	—	—	—	—
Change in Net Assets in Liquidation from September 30, 2002 through September 30, 2003	918	—	—	—	—	—
Re-establish stockholders’ equity – October 1, 2003	63,736	638	—	146,727	—	(701)
Cash distribution on liquidated assets	—	—	—	—	—	—
Adjustment related to re-adoption of going concern basis of accounting	—	—	—	1,095	—	—
Exercise of stock options, including tax benefits	1,974	20	—	8,714	—	—
Exercise of stock warrants	41	—	—	166	—	—
Distribution of restricted shares	8	—	—	(114)	—	114
Net loss	—	—	—	—	(855)	—
Unrealized loss on securities available-for-sale, net of tax	—	—	—	—	—	—

Balance at December 31, 2003	65,759	$658	$—	$156,588	$(855)	$(587)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Unrealized
	Gain (Loss)	Minimum	Debt of
	on Securities	Pension	Employee
	Available-	Liability	Stock	Total	Net Assets
	for-Sale,	Adjustment,	Ownership	Stockholders’	in
(Dollars in thousands, except per share amounts)	Net of Tax	Net of Tax	Plan	Equity	Liquidation
Balance at December 31, 2000	$10	$—	$(574)	$297,849	$—
Exercise of stock options, including tax benefits	—	—	—	94	—
Distribution of director’s retirement plan shares	—	—	—	73	—
Distribution of restricted shares	—	—	—	—	—
Proceeds from issuance of common stock, net of expenses of $2.0 million	—	—	—	108,000	—
Proceeds from issuance of 5,991,369 shares of preferred stock, net of expenses of $1.1 million	—	—	—	26,400	—
Conversion of preferred stock to common stock	—	—	—	—	—
Expense recognized on stock options with below market strike price	—	—	—	5,219	—
Unrealized gain on securities available-for-sale, net of tax	513	—	—	513	—
Minimum pension liability adjustment, net of tax	—	(294)	—	(294)	—
Change in debt of ESOP	—	—	(497)	(497)	—
Net loss	—	—	—	(101,170)	—

Balance at December 31, 2001	523	(294)	(1,071)	336,187	—
Exercise of stock options, including tax benefits	—	—	—	570	—
Distribution of director’s retirement plan shares	—	—	—	165	—
Exercise of stock warrants	—	—	—	212	—
Expense recognized on stock options with below market strike price	—	—	—	4,033	—
Change in debt of ESOP	—	—	1,071	1,071	—
Net income	—	—	—	71,661	—
Other	—	—	—	5	—
Liquidation adjustment on securities available- for sale, net of tax	(523)	—	—	(523)	—
Liquidation adjustment on pension liability	—	294	—	294	—
Transfer of stockholders’ equity to net assets in liquidation	—	—	—	(413,675)	413,675

Balance at September 30, 2002	—	—	—	—	413,675
Change in Net Assets in Liquidation from September 30, 2002 through September 30, 2003	—	—	—	—	(3,861)
Re-establish stockholders’ equity — October 1, 2003	—	—	—	146,664	(146,664)
Cash distribution on liquidated assets	—	—	—	—	(263,150)
Adjustment related to re-adoption of going concern basis of accounting	—	—	—	1,095	—
Exercise of stock options, including tax benefits	—	—	—	8,734	—
Exercise of stock warrants	—	—	—	166	—
Distribution of restricted shares	—	—	—	—	—
Net loss	—	—	—	(855)	—
Unrealized loss on securities available-for-sale, net of tax	(54)	—	—	(54)	—

Balance at December 31, 2003	$(54)	$—	$—	$155,750	$—

See notes to consolidated financial statements.

Bay View Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) and certain changes in net assets in liquidation	$(5,193)	$67,662	$(101,170)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangible assets	—	993	11,280
Net increase in loans and leases held-for-sale resulting from purchases, net of repayments	(204,478)	—	—
Proceeds from securitizations and/or sales of loans and leases held-for-sale	340,808	—	—
Provision for losses on loans and leases and real estate owned	—	11,118	74,826
Depreciation and amortization of premises and equipment	539	3,110	4,751
Depreciation and amortization of investment in operating lease assets	28,487	44,452	56,960
Accretion of retained interests in securitizations	(2,822)	(1,087)	(1,947)
Amortization of premiums and accretion of discount	(6,268)	5,278	11,685
Non-cash compensation expense	—	4,033	—
Revaluation of franchise-related assets	—	—	70,146
(Gain) loss on sale of assets and liabilities, net	(1,629)	(18,706)	10,547
Change in fair value of derivative instruments	1,624	—	—
Increase in restricted cash	(16,699)	(15,541)	—
Decrease (increase) in other assets	8,272	165,812	(54,251)
Decrease in other liabilities	(25,859)	(11,036)	(7,504)
Decrease in reserve for estimated costs during the period of liquidation	(28,485)	(8,573)	—
Adjustment for liquidation basis	5,995	(263,749)	—
Adjustment to re-adopt going concern basis of accounting	1,095	—	—
Cumulative effect of change in accounting principle, net of taxes	—	18,920	—
Other, net	2,467	734	1,852

Net cash provided by operating activities	97,854	3,420	77,175

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in loans and leases held-for-investment resulting from originations, net of repayments	—	11,919	47,559
Purchases of loans and leases, net	—	—	(12,933)
Decrease in investment in operating lease assets	85,475	103,892	83,520
Purchases of mortgage-backed securities	—	(60,499)	(188,869)
Purchases of investment securities	(9,485)	(78,480)	(118,152)
Principal payments on mortgage-backed securities	13,236	138,448	174,255
Principal payments on investment securities	14,314	47,413	20,121
Proceeds from securitizations and/or sales of loans and leases held-for-sale excluding $326.0 million net loan sale to U.S. Bank on November 1, 2002	—	1,690,902	539,859
Proceeds from sale of mortgage-backed securities available-for-sale	12,523	181,772	392,166
Proceeds from sale of investment securities available-for-sale	2,735	75,466	26,321
Proceeds from retained interests in securitizations	4,380	—	—
Proceeds from sale of real estate owned	2,702	6,684	4,389
Additions to premises and equipment, net	(152)	(448)	(593)
Decrease in investment in stock of the Federal Home Loan Bank of San Francisco	16,075	8,082	16,033
Decrease (increase) in investment in stock of the Federal Reserve Bank	13,659	(1,793)	7,724

Net cash provided by investing activities	155,462	2,123,358	991,400

Bay View Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	For the Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(224,189)	291,545	(511,385)
Sale of deposits and other liabilities to U.S. Bank, net of $326.0 million of loans and $5.1 million of other assets	—	(2,503,163)	—
Proceeds from advances from the Federal Home Loan Bank of San Francisco	—	2,490,000	205,000
Repayment of advances from the Federal Home Loan Bank of San Francisco	—	(2,490,000)	(1,008,800)
Repayment of repurchase agreements	—	—	(103,241)
Repayment of Subordinated Debt	—	(154,563)	—
Proceeds from warehouse line	160,054	—	—
Payments of warehouse line outstanding	(21,833)	—	(94,134)
Net increase (decrease) in other borrowings	(44,614)	(75,567)	135,872
Redemption of Capital Securities	(68,000)	—	—
Proceeds from issuance of common stock	12,225	1,609	108,167
Proceeds from issuance of preferred stock	—	—	26,400
Dividends paid to preferred stockholders	—	(273)	—
Dividends paid to common stockholders	(263,150)	—	—

Net cash used in financing activities	(449,507)	(2,440,412)	(1,242,121)

Net decrease in cash and cash equivalents	(196,191)	(313,634)	(173,546)
Cash and cash equivalents at beginning of year	207,754	521,388	694,934

Cash and cash equivalents at end of year	$11,563	$207,754	$521,388

Cash paid during the year for:
Interest	$13,013	$97,803	$198,692
Income taxes	$13,534	$1,771	$202
Supplemental non-cash investing and financing activities:
Loans transferred to real estate owned	$6,970	$387	$16,494
Loans transferred from held-for-investment to held-for-sale	$—	$2,289,672	$328,402 (1)
Loans securitized and transferred to securities available-for-sale	$9,485	$22,638	$—
Securities transferred from held-to-maturity to available-for-sale	$—	$—	$631,663
Conversion of preferred stock to common stock	$—	$—	$26,400

(1) Net of loans transferred from held-for-sale to held-for-investment.

See notes to the consolidated financial statements.

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2003

Note 1. Basis of Presentation

     Bay View Capital Corporation (the “Company,” “we,” “us,” or “our”) is a financial services company headquartered in San Mateo, California.

     The consolidated financial statements include the accounts of the Company, a Delaware corporation, and our wholly-owned subsidiaries: Bay View Acceptance Corporation (“BVAC”), a Nevada corporation, along with its subsidiaries, Bay View Receivables Corporation, a Delaware corporation and Bay View Transaction Corporation, a Delaware corporation; and our subsidiaries, Bay View Securitization Corporation, a Delaware corporation; Bay View Capital I, a Delaware business trust; FMAC Insurance Services, a Delaware corporation; FMAC 2000-A Holding Company, a California corporation; FMAC Franchise Receivables Corporation, a California corporation; Bay View Commercial Finance Group, a California corporation; XBVBKRS, Inc., a California corporation; MoneyCare, Inc., a California corporation; Bay View Auxiliary Corporation, a California corporation; and Bay View Bank, N.A. (the “Bank”), a national bank which was dissolved effective September 30, 2003. All significant intercompany accounts and transactions have been eliminated.

     The consolidated financial statements as of December 31, 2003 and for the three months ended December 31, 2003, the nine months ended September 30, 2002 and the year ended December 31, 2001 have been prepared on a going concern basis. The consolidated financial statements for the nine months ended September 30, 2003 and as of and for the three months ended December 31, 2002 have been prepared under the liquidation basis of accounting.

Plan of Dissolution and Stockholder Liquidity

     On October 3, 2002, a special meeting of the Company’s stockholders was held to vote on the Company’s proposed plan of dissolution and stockholder liquidity (“the Plan”) and the sale of the Bank’s retail banking assets to U.S. Bank. Both of these proposals were approved by a majority of the common stockholders. As a result of these approvals and the close of the U.S. Bank transaction on November 1, 2002, the Company adopted liquidation basis accounting effective September 30, 2002 in accordance with GAAP. Accordingly, assets were valued at their estimated net realizable values and liabilities included accruals for estimated costs associated with carrying out the Plan. In accordance with liquidation basis accounting, our stockholders’ equity was transferred to net assets in liquidation. Our net assets in liquidation totaled $410.1 million at December 31, 2002 or $6.43 in net assets in liquidation per outstanding share based on 63,747,157 diluted shares in liquidation.

     The Plan outlined the steps necessary to liquidate the Company, including the sale of the Bank’s retail banking assets to U.S. Bank. Following the sale, the remaining assets of the Company were to be sold in an orderly manner and the liabilities and expenses were to be paid, including the outstanding debt of both the Company and the Bank and the Capital Securities. Once these transactions were completed, the Company would distribute the net proceeds of the asset sales to its stockholders.

     On November 1, 2002, the Company completed the U.S. Bank transaction. At the closing of the transaction, U.S. Bank paid the Bank the sum of: (i) a 14% deposit premium (based on the average daily balances of deposits for the 30 calendar days ending on the business day prior to the closing date) plus $5.0 million, or approximately $463.7 million; (ii) the principal amount of the loans acquired of approximately $337.2 million less a loan loss reserve of approximately $2.2 million; (iii) the net book value of real property and personal property utilized by the branches and improvements thereto and other assets assumed of approximately $15.2 million and (iv) the face amount of coins and currency of approximately $9.8 million. The Bank paid to U.S. Bank at the closing an amount equal to the deposits being assumed by U.S. Bank of approximately $3.3 billion, less the amounts payable by U.S. Bank to the Bank as described above.

     The Company and the Bank obtained regulatory approvals necessary for the early redemption of their outstanding debt securities in the fourth quarter of 2002. The Company’s $100.0 million of 9.125% Subordinated Notes were redeemed at the applicable price of par plus a premium of 4.563% on November 29, 2002 and the Bank’s $50.0 million of 10% Subordinated Notes were redeemed at par on December 9, 2002.

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

     The Company initially recorded pre-tax adjustments totaling $266.5 million related to the mark-to-market valuation of its assets and liabilities in connection with its adoption of liquidation basis accounting for the quarter ended September 30, 2002. The valuation adjustments primarily consisted of the following:

•	$463.5 million deposit premium, which was calculated as 14% of non-brokered retail deposits based on October average deposit levels plus $5.0 million pursuant to the agreement with U.S. Bank;

•	$91.0 million reduction in goodwill related to the deposits being sold;

•	$37.0 million mark-to-market adjustment related to loan balances reflecting the Company’s estimated net realizable value of its remaining loan portfolios under an accelerated timeline to sell such loans pursuant to the plan of dissolution and stockholder liquidity;

•	$51.1 million in charges related to the sale of the Company’s retail banking assets including $26.6 million in severance payments, $12.7 million in investment banking and other professional fees, and $11.8 million in net accruals for closed facilities and other contracts and settlements;

•	$8.8 million in charges related to the prepayment of the Company’s and the Bank’s Subordinated Notes including a $4.2 million write-off of issuance costs and $4.6 million in prepayment penalties;

•	$4.9 million write-off of franchise loan securitization residual assets; and

•	$3.7 million write-off of unamortized issuance costs on the Capital Securities in anticipation of these securities being called in 2003.

     The Company recorded an additional $6.0 million and $2.8 million net pre-tax adjustments related to mark-to-market valuation of its assets and liabilities for the first nine months of 2003 and the quarter ended December 31, 2002, respectively. The valuation adjustments were primarily due to decreases in the market value of the auto lease and the loan portfolio.

Plan of Partial Liquidation

     Because of changing market conditions in the auto finance sector, as discussed elsewhere herein, we believed that the near-term sale or distribution of the stock of BVAC to stockholders was no longer the best method of achieving maximum stockholder value. Accordingly, during the fourth quarter of 2003, the Company’s Board of Directors amended the Plan and converted it to a plan of partial liquidation (the “Amended Plan”) under which the Company will complete the liquidation of the assets and satisfaction of the liabilities it assumed from the Bank after the Bank’s September 30, 2003 dissolution, distribute the proceeds to its stockholders through a series of cash distributions, and continue to operate BVAC on an ongoing basis. In accordance with the Amended Plan, the Company distributed $4.00 per share in cash to common stockholders on December 30, 2003. The Company intends to make further distributions of the proceeds to its stockholders through a series of cash distributions.

     The decision to engage in a partial liquidation and continue to operate BVAC on an ongoing basis, warranted the termination of our use of the liquidation basis of accounting. Effective October 1, 2003, the Company discontinued the use of the liquidation basis of accounting and re-adopted the going concern basis of accounting. Accordingly, the Company re-established its stockholders’ equity effective October 1, 2003. For the period from September 30, 2002 through September 30, 2003, the Company used the liquidation basis of accounting.

     In connection with its re-adoption of the going concern basis of accounting, we recognized $0.7 million of pre-tax expense and $1.1 million of additions to stockholders’ equity, recording the following adjustments -

•	Goodwill: Re-established the $1.8 million of goodwill that existed prior to our adoption of the liquidation basis of accounting; this goodwill related to our acquisition of BVAC’s predecessor entity, California Thrift & Loan

•	Premium on investment in BVAC: Reversed $10.0 million of premium over the book value of BVAC, which was recorded as deferred gain under the liquidation basis of accounting, restoring the historical cost basis in our equity investment in BVAC

•	Installment contracts: Reversed unrealized gains which were recorded under the liquidation basis of accounting and restored the lower of cost or market valuation

•	Mortgage-backed securities: Restored Statement No. 115 available-for-sale accounting

•	Accrued liabilities: Reversed $1.7 million of accruals related to certain severance and occupancy costs which were recorded under the liquidation basis of accounting and adopted Statement No. 146 accounting for costs associated with disposal activities

•	Stockholders’ equity: Restored stockholders’ equity as of October 1, 2003

Note 2. Summary of Significant Accounting Policies

Going Concern Basis

     Included in the accounting policies below are the assumptions used in reporting the amount of our assets and liabilities reflecting our re-adoption of going concern basis accounting effective October 1, 2003. These policies apply to our reported financial position and results of operations as of and for the quarter ended December 31, 2003 and for reporting periods prior to September 30, 2002.

Basis of Financial Presentation and Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, sometimes referred to as GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates particularly susceptible to possible changes in the near term relate to the determination of the investment in operating lease assets and deferred tax assets.

Cash and Cash Equivalents

     Cash and cash equivalents consist of cash and highly liquid financial instruments, with maturities of 90 days or less at the time of purchase, that are readily convertible into cash and are so near their maturity that they present insignificant risk of changes in value.

     Generally, our banking depositories either pay interest on deposits or apply an imputed interest credit to deposit balances which is used as an offset to charges for banking services rendered. We have no compensating balance arrangements with banks. Prior to its dissolution effective September 30, 2003, the Bank was required to maintain reserves against customer deposits by keeping balances with the Federal Reserve Bank of San Francisco in a noninterest-earning cash account. The Bank held no cash reserve at the Federal Reserve Bank of San Francisco at December 31, 2002. The average required reserve balance for the Bank totaled $1.5 million in 2002.

Restricted Cash

     Restricted cash is comprised of the following – cash collateral pledged to secure letters of credit, cash retained in reserve accounts established by BVAC’s auto securitization trusts for purposes of providing credit enhancement for our asset-backed bond issuances, cash collateral to meet margin requirements of counterparties to BVAC’s hedging contracts, cash collateral pledged to secure the financing secured by our auto lease cash flows, and cash collateral retained to cure potential borrowing base deficiencies on BVAC’s warehouse line of credit.

Securities

     Securities are identified as either available-for-sale or held-to-maturity at purchase and accounted for accordingly. At December 31, 2003, all our securities are classified as available-for-sale. Net unrealized gains and losses on securities available-for-sale are excluded from earnings and reported, net of applicable income taxes, as a separate component of stockholders’ equity. Gains and losses on sales of securities are recorded in earnings at the time of sale and are determined by the difference between the net sale proceeds and the amortized cost of the security, using the specific identification method. Historically, unrealized losses on securities held-to-maturity were realized and charged against earnings when it was determined that a decline in value which was other than temporary had occurred.

     Discounts and premiums on securities are amortized into interest income using a method approximating the effective interest method over the estimated life of the security, adjusted for actual prepayments.

Retained Interests in Securitizations

     BVAC periodically transfers auto installment contracts to securitization trusts, which then issue asset-backed securities. BVAC has structured these transactions as sales of the installment contracts. In order to enhance the credit rating of these asset-backed securities, BVAC deposits cash into a restricted cash account established within the securitization trusts. Excess cash flow within the securitization trusts – resulting from interest income received on the installment contracts in excess of interest paid to investors in the asset-backed securities, credit losses and trust expenses – is utilized to build the restricted cash account to pre-designated levels and provide further credit enhancement. Once these pre-designated levels are attained, excess cash flow is distributed to BVAC. In accounting for these securitization transactions, BVAC typically recognizes a gain on the sale transaction and a related asset – a retained interest in the securitization - that represents the present value of the cash deposit and excess cash flow anticipated to be produced by the securitization trust over the life of the asset-backed securities.

     Retained interests related to our loan securitizations are classified as securities available-for-sale and are reported at fair value. We are not aware of an active market for the purchase and sale of these retained interests at this time, and accordingly, we estimated the fair value of the retained interests by calculating the present value of the estimated expected future cash flows to be received, using management’s best estimates of the key assumptions, including credit losses, prepayment speeds, and discount rates commensurate with the risks involved.

     During 2002, we wrote-off the entire balance of our retained interest in franchise loan securitizations totaling $4.9 million upon our adoption of liquidation basis accounting. There were no impairment charges related to retained interests during 2003. We recorded impairment charges relating to retained interests of $12.6 million and $26.3 million for the years ended December 31, 2002 and 2001, respectively.

Loans and Leases

     We continue to purchase auto installment contracts through BVAC but ceased all other loan production activities during the fourth quarter of 2002.

Auto Installment Contracts

     Auto installment contracts that we purchase have been designated as either held-for-sale or held-for-investment. We pay a premium to the dealers for the auto contracts we purchase. Installment contracts held-for-investment are recorded at cost including premiums or discounts, deferred fees and costs and the allowance for loan and lease losses. The dealer premiums are capitalized net of the origination fees we charge dealers at the time the loan is granted. We recognize these net dealer premiums as a yield adjustment over the life of the related contract using an accelerated amortization method, generally the sum-of-the-years’ digits method. When a contract is charged off, sold or paid off, unamortized net dealer premiums are written off against interest income at that time. Installment contracts designated as held-for-sale or transferred from held-for-investment to held-for-sale are recorded at the lower of cost or estimated fair value upon transfer.

     Nonperforming installment contracts are defined as contracts which are 90 days or more delinquent as to principal and interest payments unless the principal and interest are well secured and in the process of collection. Installment contracts that are delinquent 120 days are charged-off. We may also designate contracts which are less than 90 days delinquent as nonperforming when the full collection of principal and/or interest is doubtful. We generally recognize interest income on impaired contracts on a cash basis when received.

     Since September 30, 2002, based on management’s intent to periodically sell and securitize the auto installment contracts, all of our installment contracts have been classified as held-for-sale and carried at the lower of cost or estimated fair value on an aggregate basis. Estimated fair value for these contracts is based on prices for similar contracts in the secondary whole loan or securitization markets. Net unrealized losses, if any, are recognized through a valuation allowance by charges to earnings and recorded in noninterest expenses.

Other Loans

     Prior to September 30, 2002, we also originated or purchased single-family, multi-family and commercial real estate loans, home equity loans and lines of credit, franchise loans, asset-based loans, factoring loans and commercial leases. We ceased our single-family loan origination operations in 1996. Loans and leases that were originated or purchased were identified as either held-for-sale or held-for-investment. Loans and leases held-for-investment were recorded at cost including premiums or discounts, deferred fees and costs and the allowance for loan and lease losses. Loans and leases classified as held-for-sale primarily consisted of franchise loans. Loans and leases classified as held-for-sale were carried at the lower of cost or market on an aggregate basis for each loan and lease type. Market value for these loans and leases was based on prices for similar loans and leases in the secondary whole loan or securitization markets or estimates of proceeds to be obtained through a workout and payoff. Interest on loans and leases was accrued as income to the extent considered collectible. Loans and leases classified as held-for-investment were carried at amortized cost and were not adjusted to the lower of cost or market because we had the ability and the intent to hold these loans and leases for the foreseeable future. Generally, we discontinued interest accruals on loans and leases 90 days or more past due. Interest income on nonaccrual loans and leases was generally recognized on a cash basis when received.

     We charged fees for originating loans and leases at the time the loan or lease was granted. We recognized these origination fees, net of certain direct costs where applicable, as a yield adjustment over the life of the related loan or lease using the effective interest method or an approximate equivalent if not materially different. Amortization of net deferred origination fees was discontinued on nonperforming loans and leases. When a loan or lease paid off, unamortized net deferred origination fees were included in interest income at that time. When a loan or lease was sold, unamortized net deferred origination fees were included in the gain or loss on the sale.

     Impairment of a loan occurs when, based on current information and events, it was probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. We considered nonperforming loans and troubled debt restructurings as impaired loans. Nonperforming loans are defined as loans 90 days or more delinquent as to principal and interest payments unless the principal and interest are well secured and in the process of collection. We also designated loans less than 90 days delinquent as nonperforming when the full collection of principal and/or interest was doubtful. Troubled debt restructurings were loans which have been modified based upon interest rate concessions and/or payment concessions. Homogeneous loans were collectively evaluated on an aggregate basis for impairment. We historically considered our single-family residential and home equity loans as homogeneous loans. Impaired loans were measured based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical equivalent, at the loan’s observable market price or the fair value of the collateral if the loan was collateral dependent. Our impaired real estate-based loans were generally measured based on the fair value of the collateral because they were collateral dependent. We generally recognize interest income on impaired loans on a cash basis when received.

     Charge-offs were recorded on impaired loans through September 30, 2002 for the difference between the valuation of the loan and the recorded investment, net of any specific allowance. In determining charge-offs for specific loans, management evaluated the creditworthiness and financial status of the borrower and also analyzed cash flows and current property appraisals.

Allowance for Loan and Lease Losses

     For the period after September 30, 2003, all loans and leases were classified as held-for-sale. Accordingly, no allowance for loan and lease losses was required. Prior to September 30, 2002, the allowance for loan and lease losses was established through a provision charged to expense and was maintained at a level that we believed was sufficient to cover estimated probable losses in the portfolio. In determining the level of the allowance for loan and lease losses, we evaluated specific credits and the portfolio in general using several methods that included historical performance, collateral values, cash flows and analysis of current economic conditions. This evaluation culminated with a judgment on the probability of collection based on existing and probable near term events. The underwriting of new credits may have been changed or modified depending on the results of these ongoing evaluations. Discontinued lending operations received the same scrutiny as ongoing operations but did not have the additional risk inherent in accepting new business. Our methodology provided for three allowance components. The first component represented an allowance for loans and leases that were individually evaluated. The second component represented an allowance for groups of homogeneous loans and leases that currently exhibited no identifiable weaknesses and were collectively evaluated. We determined allowances for these groups of loans and leases based on factors such as prevailing economic conditions, historical loss experience, asset concentrations, levels and trends of classified assets, and loan and lease delinquencies. The last component was an unallocated allowance which was based on factors that were not necessarily associated with a specific credit, group of loans or leases or loan or lease category. These factors included an evaluation of economic conditions in areas where we lend money, loan and lease concentrations, lending policies or underwriting procedures, and trends in delinquencies and nonperforming assets. The unallocated allowance reflected our efforts to ensure that the overall allowance appropriately reflected the probable losses inherent in the loan and lease portfolio.

Loan Sales and Servicing

     Prior to adopting Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” we recorded servicing assets, in accordance with Statement No. 125, for the present value of any retained interest in a transferred asset representing servicing fees net of related costs. Retained interests in excess of such servicing fees was recorded on a net present value basis and was classified as an available-for-sale security at fair value. The balance of these assets was $73,000 at December 31, 2003 and $620,000 at December 31, 2002. There were no impairment charges for 2003 and 2002. Amortization of servicing assets and any related impairments are included in noninterest income and noninterest expense, respectively, as the associated servicing revenue is received and expenses are incurred.

     Gains or losses on the securitizations and/or sales of loans and leases were recorded in earnings at the time of the transaction when control over the loans and leases was surrendered and consideration other than beneficial interests in the loans and leases was received.

Investment in Operating Lease Assets

     We purchased and/or originated auto leases characterized as operating leases from March 1998 through June 2000. The asset was recorded as a fixed asset and depreciated on a straight-line basis over the lease term to its estimated residual value. This depreciation and other related expenses, including the amortization of initial direct costs which are deferred and amortized over the lease term, are classified as noninterest expense. Lease payments received are recorded as noninterest income. Lease asset balances were $139.4 million and $313.4 million at December 31, 2003 and 2002, respectively. Accumulated depreciation and amortization related to the lease assets totaled $72.7 million and $122.4 million at December 31, 2003 and 2002, respectively. At December 31, 2003, future minimum lease payments to be received by us under operating leases were $14.1 million and $2.5 million for the years ending December 31, 2004 and 2005, respectively.

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

      For those leases considered impaired, the Company then estimates the fair value of the lease. The fair value is determined by calculating the present value of the future estimated cash flows again assuming the probabilities of each of the three disposition scenarios. The present value is calculated using current market rates, which the Company estimates as the original contract lease rate. An impairment charge is then recorded for the difference between the carrying value and the estimated fair value. The Company recorded impairment charges of $8.5 million and $1.0 million for the year ended December 31, 2003 and 2002, respectively. At December 31, 2003, approximately 109 of the 5,341 vehicles in the Company’s automobile lease portfolio were considered impaired under Statement No. 144. At December 31, 2002, approximately 4,389 of 11,428 lease contracts were considered impaired. At December 31, 2003 and 2002, the Company recorded $18.0 million and $26.8 million, respectively, in impairment and additional monthly depreciation charges, net of losses, against its automobile operating lease portfolio.

Real Estate Owned

     Real estate owned is comprised of property acquired through foreclosure and is recorded at the lower of cost (i.e., net loan value) or fair value less estimated costs to sell, as of the date of foreclosure. The difference upon foreclosure, if any, is charged to earnings for adverse changes in the fair value of the property. Prior to September 2002, the difference upon foreclosure, if any, is charged-off against the allowance for losses on loans and leases. Revenues and other expenses associated with real estate owned are realized and reported as a component of noninterest expense when incurred.

Premises and Equipment

     Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives for each of the various asset categories. These useful lives range from two to ten years.

Intangible Assets

     Goodwill and other intangible assets were all written off as of September 30, 2002 with the adoption of liquidation basis accounting. The goodwill and core deposit intangibles associated with the deposits sold to U.S. Bank were realized in anticipation of the close of that transaction. As a result of our re-adoption of the going concern basis of accounting as of October 1, 2003, we re-established goodwill of $1.8 million in BVAC related to the acquisition of California Thrift & Loan in 1996. As required by the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which the Company adopted as of January 1, 2002, this BVAC goodwill will be tested for impairment at least annually.

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

Liquidation Reserve

     The liquidation reserve represents the estimated costs associated with remaining liquidating activities and is recorded in accordance with Statement No. 146. At December 31, 2003, the liquidation reserve of $11.6 million included accruals for severance, facilities and other expenses of $2.0 million, $6.4 million and $3.2 million, respectively.

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

     In connection with our use of risk management instruments, we are exposed to potential losses (credit risk) in the event of nonperformance by the counterparties to the agreements. We manage the credit risk associated with our risk management instruments by adhering to a strict counterparty selection process and by establishing maximum exposure limits with individual counterparties.

     We account for changes in the market value of derivative instruments as prescribed by Statement of Financial Accounting Standards No. 133, “Accounting for Derivatives and Hedging Activities.” Statement No. 133 establishes accounting and reporting standards for derivative instruments and requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the statement of financial condition as either an asset or liability measured at its fair value. Statement No. 133 further dictates that the accounting treatment for gains or losses from changes in the derivative instrument’s fair value is contingent on whether the derivative instrument qualifies as a hedge under the standard. If the derivative instrument does not qualify as a hedge, the gains or losses are reported in the consolidated statement of income when they occur. If the derivative instrument qualifies as a hedge under the standard, depending on the type of risk being hedged, the gains and losses are either reported in the consolidated statement of income, offsetting the fair value change in the hedged item, or reported as accumulated other comprehensive income in the equity section of the consolidated statement of financial condition. The standard further requires that an entity formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

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

     Compensation expense of $2.0 million and $5.2 million were recorded in 2002 and 2001, respectively, based on APB 25. There was no compensation expense recorded under APB 25 for the three months ended December 31, 2003. Had compensation expense related to our stock option awards to employees and directors been determined under the fair value method prescribed under Statement No. 123, we would have recorded an additional $2.0 million and $2.6 million of expenses in 2002 and 2001, respectively. Our net loss and loss per share would have been the pro forma amounts illustrated in the table below for the periods indicated:

	For the Three	For the Nine	For the Year
	Months Ended	Months Ended	Ended
	December 31,	September 30,	December 31,
	2003	2002	2001
	(Dollars in thousands, except per share amounts)
As reported net loss in Consolidated Statements of Operations and Comprehensive Income (Loss)	$(855)	$71,661	$(101,170)
Stock-based employee compensation included in net loss as reported	—	—	—
Stock-based employee compensation expense determined under fair value method, net of taxes	(3)	(1,990)	(2,614)

Pro forma net loss, after stock based employee compensation expense	$(858)	$69,671	$(103,784)

Net gain (loss) per share - basic:
As reported	$(0.01)	$1.14	$(1.99)
Pro forma	$(0.01)	$1.11	$(2.04)
Net gain (loss) per share - diluted:
As reported	$(0.01)	$1.13	$(1.99)
Pro forma	$(0.01)	$1.10	$(2.04)

Earnings Per Share

     From September 30, 2002 through September 30, 2003, we reported our results using the liquidation basis of accounting, under which earnings per share information is not presented. Accordingly, the earnings per share information set forth below are for reporting periods where we use the going concern basis of accounting to report our results of operations.

     Basic earnings per share are calculated by dividing net earnings or loss for the period by the weighted-average common shares outstanding for that period. There is no adjustment to the number of outstanding shares for potential dilutive instruments, such as stock options. Diluted earnings per share takes into account the potential dilutive impact of such instruments and uses the average share price for the period in determining the number of incremental shares to add to the weighted-average number of shares outstanding. For the three months ended December 31, 2003 and the year ended December 31, 2001, average dilutive potential common shares of 390,678 and 34,407 respectively, related to shares issuable upon the exercise of options were not included in the computation because they were anti-dilutive.

     The following table illustrates the calculation of basic and diluted earnings (loss) per share for the periods indicated:

	For the Three	For the Nine	For the Year
	Months Ended	Months Ended	Ended
	December 31,	September 30,	December 31,
	2003	2002	2001
	(Amounts in thousands, except per share amounts)
Income (loss) before cumulative effect of change in accounting principle	$(855)	$90,581	$(101,170)
Cumulative effect of change in accounting principle, net of taxes of $2.3 million	—	(18,920)	—

Net income (loss)	$(855)	$71,661	$(101,170)

Weighted-average basic shares outstanding	64,187	62,724	50,873
Add: Dilutive potential common shares	—	411	—

Weighted-average diluted shares outstanding	64,187	63,135	50,873

Basic earnings (loss) per share before cumulative effect of change in accounting principle	$(0.01)	$1.44	$(1.99)
Cumulative effect of change in accounting principle, net	—	(0.30)	—

Net basic earnings (loss) per share	$(0.01)	$1.14	$(1.99)

Diluted earnings (loss) per share before cumulative effect of change in accounting principle	$(0.01)	$1.43	$(1.99)
Cumulative effect of change in accounting principle, net	—	(0.30)	—

Net diluted earnings (loss) per share	$(0.01)	$1.13	$(1.99)

Accounting Changes and Recent Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement replaced the accounting and reporting provisions of Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” It requires that costs associated with an exit or disposal activity be recognized when a liability is incurred rather than at the date an entity commits to an exit plan. The Company adopted Statement No. 146 upon its re-adoption of going concern basis accounting effective October 1, 2003. Accordingly, the Company reversed certain accruals related to severance and facilities costs totaling $1.7 million as required by Statement No. 146.

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34 which was superseded. FIN 45 elaborates on the existing disclosure requirements for most guarantees and requires that guarantors recognize a liability for the fair value of guarantees at inception. The disclosure requirements of this Interpretation were effective for financial statement periods ending after December 15, 2002. The initial recognition and measurement provisions of FIN 45 were applied on a prospective basis to guarantees issued or modified after December 31, 2002. Significant guarantees that have been entered into by the Company are disclosed in Note 18. The adoption of this Interpretation did not have a material impact on the Company’s financial position or results of operations.

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”. FIN 46 sets forth criteria for the identification of a variable interest entity (VIE), and the consolidation of the assets, liabilities, noncontrolling interests, and results of operations of a VIE in a company’s consolidated financial statements. A variable interest entity exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack a controlling financial interest or they have voting rights that are not proportionate to their economic interest. A company that holds variable interests in an entity is required to consolidate that entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the VIE’s expected residual returns. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. In December 2003, the FASB issued FIN 46R, a revision of FIN 46. FIN 46R delays the effective date of FIN 46 for all entities created subsequent to January 31, 2003 and non-SPE’s (special-purpose entities) created prior to February 1, 2003 to reporting periods ending after March 15, 2004. Entities created prior to February 1, 2004 and defined as SPE’s must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46R by the first reporting period ending after December 15, 2003. As of December 31, 2003, the Company does not have any VIE’s which would be consolidated under the provisions of FIN 46R. Based on FIN 46, the Company deconsolidated Bay View Capital I Trust effective December 31, 2003. As a result, the 9.76% Capital Securities of Bay View Capital I Trust are no longer reflected on the Company’s Consolidated Statement of Financial Condition at December 31, 2003 while the Company’s underlying 9.76% Junior Subordinated Deferrable Interest Debentures, which were acquired by Bay View Capital I Trust, are reflected as borrowings of the Company.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under Statement No. 133. Statement No. 149 was effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of this Statement, with certain exceptions, were required to be applied prospectively. Adoption of Statement No. 149 did not have a significant impact on the Company’s financial position or results of operations.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted Statement No. 150 effective July 1, 2003. Implementation of Statement No. 150 resulted in the reclassification of the Company’s Capital Securities from their prior classification as a “mezzanine” item to liabilities. Consequently, the dividend expense on these Capital

Securities during 2003, totaling $8.8 million, is now reflected as interest expense. Statement No. 150 does not allow restatement of prior year results.

     In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132R, a revision of Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements Nos. 87, 88, and 106.” The Statement expands the disclosure requirements of Statement No. 132 to include information describing types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net period benefit costs of defined pension plans and other defined benefit postretirement plans. The Statement is effective for financial statements with fiscal years ending after December 15, 2003. The expanded disclosures required by Statement No. 132R do not apply to the Company’s benefit plans which were all terminated at year-end.

     In December 2003, under clearance of the FASB, the Accounting Standards Executive Committee (AcSEC) of the AICPA issued Statement of Position (SOP 03-2), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” This SOP establishes accounting standards for discounts on purchased loans when the discount is attributable to credit quality. The SOP requires that the loan discount, rather than contractual amounts, establishes the investor’s estimate of undiscounted expected future principal and interest cash flows as a benchmark for yield and impairment measurements. The SOP prohibits the carryover or creation of a valuation allowance in the initial accounting for these loans. This SOP is effective for loans acquired in years ending after December 15, 2004. The Company believes that adopting this Statement will not have a material impact on the Company’s financial position or results of operations.

Reclassifications

     In addition to the reclassifications discussed above, certain other reclassifications have been made to prior year balances in order to conform to the current year presentation.

Liquidation Basis

     Included in the accounting policies below are the assumptions used in the valuation of assets and liabilities of the Company reflecting the use of liquidation basis accounting for the period September 30, 2002 through September 30, 2003. Only those policies that are different from going concern basis are included.

Basis of Financial Presentation and Use of Estimates

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as reported in the consolidated statement of net assets (liquidation basis) and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates particularly susceptible to possible changes in the near term relate to the determination of the mark-to-market adjustments on loans and leases, investment in operating lease assets and deferred tax assets.

Securities

     All securities were classified as available-for-sale and reported at net realizable value. Valuations were determined from published information or quotes by registered securities brokers. Securities for which quotes are not readily available were valued based on the present value of discounted estimated future cash flows. Adjustments to net realizable value, if any, were recorded on a quarterly basis in earnings through the adjustment for liquidation basis. Interest on securities continued to be accrued as income to the extent considered collectible.

Loans and Leases

     We classified all loans and leases as held-for-sale and reported them at net realizable value. Net realizable value for these loans and leases was based on existing external bids from sales contracts or letters of intent or prices for similar loans and leases in the secondary whole loan or securitization markets or estimates of proceeds to be obtained through a workout and payoff. Declines in net realizable value, if any, were recorded on a quarterly basis as a charge through the adjustment for liquidation basis. Accounting policies for interest income and loan fee recognition, classification and accounting treatment of impaired loans, including nonperforming loans and troubled debt restructurings have not changed.

Allowance for Loan and Lease Losses

     Effective September 30, 2002, the balance of the allowance for loan and lease losses was reallocated as mark-to-mark adjustments to individual loans and leases and groups of homogeneous loans as part of the adoption of liquidation basis accounting.

Real Estate Owned

     We recorded real estate owned at net realizable value as of the date of foreclosure. The difference upon foreclosure between book value and net realizable value, if any, was expensed to adjustment for liquidation basis. Adjustments to net realizable value, if any, were recorded on a quarterly basis as a charge through the adjustment for liquidation basis. Revenues and other expenses associated with real estate owned were realized and reported as a component of noninterest expense when incurred.

Premises and Equipment

     Premises and equipment are stated at cost less accumulated depreciation and amortization. This is considered to approximate net realizable value in accordance with liquidation basis accounting. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives for each of the various asset categories. These useful lives range from two to ten years.

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

Deferred gain

     The deferred gain represents estimated after-tax gain related to the future sale of the automobile lending business. As this transaction was not under contract or assured, the estimated after-tax gain was not recognized, but rather is recorded as a deferred gain.

Reserve for Estimated Costs during the Period of Liquidation

     The reserve for estimated costs during the period of liquidation include severance payments and costs related to facility closures, investment banking and other professional fees and estimated litigation expense and settlements. These expense accruals were reviewed for adequacy on a quarterly basis. Changes to the accruals, if necessary, were charged to earnings as changes in estimated values of assets and liabilities.

     In addition to the $51.1 million in charges related to our adoption of liquidation basis accounting, $2.6 million was transferred from existing restructuring accruals to the reserve for estimated costs. At December 31, 2002, the reserve for estimated costs during the period of liquidation was $44.0 million, including accruals for severance and facilities of $29.0 million and $9.4 million, respectively. At December 31, 2003, the remaining balance of the liquidation reserve was $11.6 million, including accruals for severance and facilities of $2.0 million and $6.4 million, respectively.

Note 3. Regulatory Matters

     During the third quarter of 2000, we entered into formal agreements with the Office of the Comptroller of the Currency (“OCC”) and the Federal Reserve Bank of San Francisco. The provisions of both agreements, among other things, required the Bank and the Company to adopt a new budget as well as new strategic, earnings and capital plans, which were provided to both regulatory agencies in 2001. Additionally, the agreements restricted the Bank’s and the Company’s ability to declare or distribute any dividends without the prior approval of the OCC and the Federal Reserve Bank, respectively. The agreement further required the prior written approval of the Federal Reserve Bank to increase the principal balance of any category of debt above the levels outstanding as of June 30, 2000. Finally, the Company could not repurchase any stock without the prior written approval of the Federal Reserve Bank.

     The Bank completed its plan of dissolution and liquidation as of September 30, 2003. Under the plan, the Bank satisfied or discharged all of its known and currently due and payable liabilities, and transferred its remaining assets and liabilities to the Company, the Bank’s sole stockholder. As a result of the Bank’s dissolution, the Company and its subsidiaries are no longer subject to supervision, examination and regulation by the FRB, the OCC or the Federal Deposit Insurance Corporation.

Note 4. Retained Interests in Securitizations

     All retained interests in securitizations were classified as available-for-sale at December 31, 2003 and 2002. We did not maintain a trading portfolio during 2003 and 2002. The following tables illustrate activity in our retained interests in loan securitizations for the periods indicated:

	For the Year Ended December 31, 2003
						Change in
	Beginning	2003	Cash		Realized	Unrealized	Ending
	Balance	Securitizations	Received	Accretion	Gain (Loss)	Gain (Loss)	Balance
	(Dollars in thousands)
1999-LG-1	$3,711	$—	$(3,500)	$—	$(211)	$—	$—
2000-LJ-1	4,213	—	(4,380)	—	167	—	—
2002-LJ-1	23,946	—	(7,496)	2,294	—	—	18,744
2003-LJ-1	—	9,485	—	361	—	—	9,846

Totals	$31,870	$9,485	$(15,376)	$2,655	$(44)	$—	$28,590

	For the Year Ended December 31, 2002
						Change in
	Beginning	2002	Cash		Realized	Unrealized	Ending
	Balance	Securitizations	Received	Accretion	Loss	Loss	Balance
	(Dollars in thousands)
FMAC 1998-D	$570	$—	$—	$48	$(618)	$—	$—
1999-LG-1	4,979	—	(1,268)	—	—	—	3,711
FMAC 2000-A	3,995	—	—	334	(4,329)	—	—
2000-LJ-1	4,330	—	(62)	—	—	(55)	4,213
2002-LJ-1	—	23,241	—	705	—	—	23,946

Totals	$13,874	$23,241	$(1,330)	$1,087	$(4,947)	$(55)	$31,870

     The losses realized during the years ended December 31, 2003 and 2002 on our retained interests in franchise securitizations were due to other than temporary declines in the estimated values of these securities. These declines in value were primarily attributable to higher than projected credit losses resulting from deterioration in the credit quality of the underlying franchise loans during the year.

     The following table illustrates the significant assumptions utilized in the valuation of retained interests as of the dates indicated:

	At December 31,
	2003	2002
	Auto installment contracts
Weighted-average discount rate	12.0%-12.5%	14.0%-15.0%
Range of projected annual credit losses	1.00%	1.00%
Range of projected cumulative credit losses	1.71%-1.90%	1.62%-3.20%
Prepayment speed	1.6 ABS	1.5 ABS-1.6 ABS

     At December 31, 2003, the decreases in the current fair value of our retained interests in securitizations of auto installment contracts as a result of immediate 10% and 20% adverse changes in significant assumptions materially impacted by adverse changes are as follows:

At December 31, 2003
Auto Installment
Contracts
Carrying amount/fair value of retained interests	$28,590
Decrease in fair value from 10% adverse change in discount rate	722
Decrease in fair value from 20% adverse change in discount rate	1,449
Decrease in fair value from 10% adverse change in projected credit losses	500
Decrease in fair value from 20% adverse change in projected credit losses	1,034

     We did not purchase any investment securities during 2003. In 2002, we purchased $52.9 million of asset-backed securities and $3.0 million of Federal Home Loan Bank structured notes.

     We securitized and sold $193.3 million and $453.2 million of auto installment contracts during 2003 and 2002, respectively. We retained interests in these securitizations with initial balances of $9.5 million and $23.2 million for 2003 and 2002, respectively. Also during 2003, BVAC called its 1999-LJ-1 and 2000-LJ-1 automobile receivable backed notes and repurchased installment contracts from the asset-backed bond trusts with par values of $21.8 million and $33.8 million and average coupon rates of 12.52% and 10.25%, respectively. During 2002, we wrote-off the entire balance of $4.9 million of franchise securitization residual assets upon our adoption of liquidation basis accounting, primarily as a result of further deterioration in the franchise loans underlying the securities.

Note 5. Mortgage-backed Securities and Other Securities

     We hold or have held mortgage-backed securities issued by government-chartered agencies, including Fannie Mae, Freddie Mac and the Government National Mortgage Association and by non-public financial intermediaries. The mortgage-backed securities portfolio also includes senior tranches of private-issue collateralized mortgage obligations. We also hold other securities including asset-backed securities and U.S. government agency notes which had no other than temporary impairment at December 31, 2003. All mortgage-backed and other securities were classified as available-for-sale at December 31, 2003 and 2002. The following tables illustrate our mortgage-backed and other securities as of the dates indicated:

	At December 31, 2003
	Amortized	Gross Unrealized		Fair
	Cost	Gains	(Losses)	Value
	(Dollars in thousands)
Available-for-sale:
Mortgage-backed securities
Fannie Mae	$5,410	$—	$(75)	$5,335
Collateralized mortgage obligations	571	—	(13)	558

Total mortgage-backed securities	5,981	—	(88)	5,893
Asset-backed securities	246	—	—	246

Total available-for-sale	$6,227	$—	$(88)	$6,139

At December 31, 2002
Net Realizable Value
(Dollars in thousands)
Available-for-sale:
Mortgage-backed securities:
Fannie Mae	$18,096
Freddie Mac	13,335
Collateralized mortgage obligations	1,085

Total mortgage-backed securities	32,516
Asset-backed securities	6,267

Total available-for-sale	$38,783

     The weighted-average yield on mortgage-backed securities classified as available-for-sale at December 31, 2003 was 6.21%. The weighted-average yield on mortgage-backed securities classified as available-for-sale at December 31, 2002 was 6.48%. The amount of adjustable-rate mortgage-backed securities was $0.6 million at December 31, 2003 and $1.1 million at December 31, 2002. Prior to the dissolution of the Bank, we have used mortgage-backed securities as full or partial collateral for advances or other credit facilities provided by the Federal Home Loan Bank of San Francisco. The total par value of pledged mortgage-backed securities was $20.5 million at December 31, 2002.

     Proceeds from sales of mortgage-backed securities classified as available-for-sale during 2003 were $12.5 million. Gains we recognized on these sales were insignificant during 2003. Proceeds from sales of mortgage-backed securities classified as available-for-sale during 2002 were $181.8 million. Gross gains of $1.1 million were realized on these sales. Proceeds from sales of mortgage-backed securities classified as available-for-sale during 2001 were $392.2 million. Gross gains of $13.4 million were realized on these sales.

     Proceeds from the sale of asset-backed securities classified as available-for-sale in 2003 totaled $2.7 million. Losses of $30,000 were recognized on these sales. Proceeds from the sale of asset-backed securities classified as available-for-sale in 2002 were $75.5 million. Gains of $42,000 were recognized on these sales. Proceeds from sales of asset-backed securities classified as available-for-sale in 2001 were $19.8 million. A gross gain of $130,000 was realized on the sale. Additionally, we recognized a $6.5 million contingent gain related to the December 2000 sales of asset-backed securities during the first quarter of 2001. There were no sales of asset-backed securities classified as held-to-maturity during 2003, 2002 or 2001.

Note 6. Loans and Leases

     The following table illustrates our loan and lease portfolio as of the dates indicated:

	December 31,
	2003	2002
	(Dollars in thousands)
Loans and leases receivable:
Auto installment contracts (1)	$161,578	$142,357
Other loans and leases:
Multi-family mortgage loans	—	2,443
Commercial mortgage loans	—	7,712
Franchise loans	6,428	46,928
Asset-based loans, syndicated loans, factored receivables and commercial leases	844	104,362
Business loans	4,802	7,212

Total other loans and leases	12,074	168,657

Loan and leases before premiums and discounts and deferred fees and costs, net	173,652	311,014
Premiums and discounts and deferred fees and costs, net	3,996	—

Loans and leases receivable (1)	$177,648	$311,014

(1) All loans and leases are classified as held-for-sale at December 31, 2003 and 2002.

     During 2003, we completed the sale of $339.8 million of loans and received an additional $129.6 million of loan repayments. These loan sales and repayments, totaling $469.4 million, were comprised of $319.5 million of auto installment contracts, $91.5 million of asset-based loans, $33.4 million of franchise loans, $10.8 million of syndicated loans, $7.0 million of commercial real estate loans, $3.9 million of multi-family mortgage loans and $3.3 million of business loans, factored receivables and commercial leases. During 2002, we completed the sale of $859.6 million of multi-family mortgage loans, $207.7 million of commercial real estate loans, $157.4 million of home equity loans, $139.4 million of single-family loans, $67.8 million of business loans, $60.6 million of franchise loans, $50.8 million of factored receivables, $21.1 million of commercial leases and $2.7 million of consumer loans. During 2001, we sold $488.2 million of franchise loans, $142.8 million of home equity loans, which included approximately $90.0 million of high loan-to-value home equity loans, and $7.0 million of commercial loans.

     We securitized and sold approximately $193.3 million of automobile installment contracts during 2003. Gains of $0.8 million were recognized on this transaction. We securitized and sold $453.2 million of our auto installment contracts during 2002. We recognized a gross gain of $11.8 million on the securitization. There were no loan securitizations in 2001. We retained servicing responsibilities and subordinated interests in all of our securitizations. The investors and the securitization trusts have no recourse to our other assets for failure of debtors to pay when due. Our retained interests are subordinate to investors’ interests. Their value is subject to credit, prepayment, and interest rate risks on the transferred financial assets.

     We serviced participating interests in mortgage and auto installment contracts that we securitized and/or sold of $405.1 million at December 31, 2003 and $514.7 million at December 31, 2002.

     The total of impaired loans and leases, consisting entirely of nonaccrual loans and leases, were $7.1 million and $24.7 million at December 31, 2003 and 2002, respectively. Interest on nonaccrual loans and leases that was not recorded in income was $1.6 million for the year ended December 31, 2003, $5.9 million for 2002 and $8.6 million for 2001. Cash interest that we recognized on these nonaccrual loans and leases was not significant in 2003, 2002 or 2001. At December 31, 2003, we had no commitments to lend additional funds to these borrowers. The average investment in impaired loans and leases was $11.0 million for the year ended December 31, 2003, $63.2 million for 2002 and $95.1 million for 2001.

     The following table includes off-balance sheet amounts related to securitized financial assets and illustrates delinquencies, net charge-offs, and components of securitized financial assets and other assets managed together with them:

			Principal Amount of
	Loans and Leases		Loans Delinquent 60
	Receivable (1)		Days or More		Net Charge-offs (2)
					For the Year Ended
	At December 31,				December 31,
	2003	2002	2003	2002	2003	2002
	(Dollars in thousands)
Mortgage loans	$—	$10,155	$—	$817	$773	$—
Home equity loans	—	—	—	—	—	845
Auto installment contracts (3) (4)	555,606	629,843	636	970	6,944	6,871
Franchise loans and leases (3)	6,428	46,928	755	16,064	11,608	11,237
Asset-based loans, syndicated loans, factored receivables, commercial leases and business loans	5,646	111,574	563	600	12,330	6,145

Total loans managed or securitized	$567,680	$798,500	$1,954	$18,451	$31,655	$25,098

Less:
Loans and leases securitized	390,032	487,486

Loans and leases receivable	$177,648	$311,014

(1)	All loans and leases are classified as held-for-sale at December 31, 2003 and 2002.

(2)	All charge-offs and recoveries of loans and leases receivables were recorded against the ALLL through September 30, 2002. From September 30, 2002 through September 30, 2003, all charge-offs and recoveries are recorded as mark-to-market valuation adjustments in accordance with liquidation basis accounting. With the Company’s re-adoption of going concern basis accounting, all charge-offs and recoveries are recorded as noninterest income or expense.

(3)	Includes off-balance sheet amounts associated with securitized assets.

(4)	Includes $6.3 million and $4.2 million in net charge-offs related to off-balance sheet auto installment contracts for 2003 and 2002, respectively.

     The following table illustrates our allowance for losses on loans and leases, as well as the changes thereto, as of and for the periods indicated:

	At and For the
	Nine Months	At and For the
	Ended	Year Ended
	September 30,	December 31,
	2002	2001
	(Dollars in thousands)
Balance at beginning of period	$49,791	$73,738
Transfers of loans to held-for-sale	(10,658)	(53,606)
Charge-offs	(23,771)	(51,696)
Recoveries	2,887	9,465

Net charge-offs	(20,884)	(42,231)
Provision for losses on loans and leases	10,700	71,890
Reallocation of allowance as mark-to-market adjustments to individual loans and leases and groups of homogeneous loans in liquidation	(28,949)	—

Balance at end of period	$—	$49,791

     Upon our adoption of liquidation basis accounting effective September 30, 2002, we reallocated the balance of the allowance for loan and lease losses as mark-to-market adjustments to individual loans and leases and groups of homogeneous loans in liquidation. Prior to this reallocation, an allowance for loan and lease losses was provided for all impaired loans and leases. The total allowance for loan and lease losses was $49.8 million at December 31, 2001. The portion of the total allowance for loan and lease losses that was attributable to impaired loans was $26.2 million at December 31, 2001.

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

Note 7. Premises and Equipment

     The following table illustrates our premises and equipment as of the dates indicated:

	At December 31,
	2003	2002 (1)
	(Dollars in thousands)
Leasehold improvements	$487	$1,771
Furniture and equipment	7,746	11,510
Other	—	10

	8,233	13,291
Less:
Accumulated depreciation and amortization	(7,862)	(11,964)

Total	$371	$1,327

(1)	Stated at net realizable value at December 31, 2002.

     Depreciation and amortization expense related to premises and equipment totaled $0.5 million for the year ended December 31, 2003, $3.1 million for 2002 and $4.8 million for 2001.

Note 8. Accounting for Goodwill and Other Intangible Assets

     With our re-adoption of the going concern basis of accounting, we re-established goodwill of $1.8 million in BVAC related to our acquisition of California Thrift & Loan in 1996.

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

     In accordance with Statement No. 142, the effect of this accounting change is reflected prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the prior year period is as follows:

	For the Nine	For the Year
	Months Ended	Ended
	September 30,	December 31,
	2002	2001
	(Amounts in thousands, except per
	share amounts)
Reported net earnings (loss)	$71,661	$(101,170)
Goodwill amortization, net of tax	—	9,694

Adjusted net earnings (loss)	$71,661	$(91,476)

Reported net basic earnings (loss) per share	$1.14	$(1.99)
Goodwill amortization	—	0.19

Adjusted net basic earnings (loss) per share	$1.14	$(1.80)

Reported net diluted earnings (loss) per share	$1.13	$(1.99)
Goodwill amortization	—	0.19

Adjusted net diluted earnings (loss) per share	$1.13	$(1.80)

     We completed the first and second steps of the transitional goodwill impairment test as of June 30, 2002 and September 30, 2002, respectively. We recorded $18.9 million in impairment charges, net of taxes, for goodwill not expected to be realized upon the disposition of our Asset-Based Lending, Factored Receivables and Commercial Leasing businesses. As required by the transitional provisions of Statement No. 142, the impairment loss was measured and recorded as of the date of adoption and recognized as the cumulative effect of a change in accounting principle as of January 1, 2002. At December 31, 2003, management believes that there was no impairment of goodwill based on our annual assessment.

     Amortization expense for core deposit and other intangibles was $1.0 million for the year ended December 31, 2002 and $1.3 million for 2001. Amortization expense for goodwill was $10.0 million for the year ended December 31, 2001.

Note 9. Deposits

     During 2002, we sold all of the Bank’s retail deposits, totaling $3.3 billion, to U.S. Bank as part of the transaction to sell the 57-branch retail banking business. During the second quarter of 2002, we began acquiring brokered certificates of deposit to provide additional liquidity in anticipation of funding the U.S. Bank sale transaction. At December 31, 2002, the Bank’s deposits totaled $224.2 million and consisted solely of the brokered certificates of deposit, all of which matured by March 31, 2003.

     The following table illustrates interest expense on deposits, by deposit type, for the periods indicated:

	For the Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Savings accounts	$—	$775	$1,637
Checking and money market accounts	—	19,366	46,938
Retail and brokered certificates of deposit	703	31,387	87,161

Total	$703	$51,528	$135,736

Note 10. Borrowings

     During the second quarter of 2003, BVAC obtained a $250.0 million revolving warehouse credit facility to finance BVAC’s current portfolio of auto contracts and its future purchases of auto contracts. At December 31, 2003, there was $138.2 million outstanding under this revolving line of credit with an all-in cost of 2.50%. BVAC intends to periodically securitize and sell its production of auto contracts in order to repay the line of credit.

     On December 31, 2001, we completed a financing secured by our auto lease cash flows and recorded $136.5 million in other borrowings at an initial rate of 5.25%. Since there have been no new auto leases originated since June 2000, the contractual auto lease cash flows decrease monthly and are scheduled to conclude in December 2005. The transaction was treated as a sale for tax purposes that allowed us to capture expiring net operating loss carryforwards and partially reverse the related valuation allowance on deferred tax assets. At December 31, 2003, the balance of other borrowings related to the financing secured by our auto lease contractual cash flows was $16.1 million. The recorded effective rate of the borrowing for 2003 was 0.36%.

     As of December 31, 2003, we had $24.8 million of outstanding debt represented by 9.76% Junior Subordinated Deferrable Interest Debentures (the “Junior Debentures”) that were issued by the Company to Bay View Capital I, a Delaware business trust we sponsor. The Junior Debentures support the $22.0 million of outstanding 9.76% Cumulative Capital Securities (the “Capital Securities”) that were issued by Bay View Capital I and trade on the New York Stock Exchange under the symbol (“BVS”). Effective December 31, 2003, in accordance with the requirements of Financial Accounting Standards Board Financial Interpretation No. 46, “Consolidating of Variable Interest Entities,” we deconsolidated Bay View Capital I and the Capital Securities. As a result of this deconsolidation, as of December 31, 2003, the debt reflected in our consolidated financial statements now reflects the Junior Debentures while no longer reflecting the Capital Securities.

Note 11. Notes and Debentures

     On August 18, 1999, the Bank issued $50.0 million in Subordinated Notes. The Subordinated Notes were unsecured obligations of the Bank and were subordinated in right of payment to all existing and future senior indebtedness, as defined, of the Bank. The Subordinated Notes were to mature on August 31, 2009, with a call provision at our option any time after August 31, 2002 at par. The issuance had a stated coupon of 10.00%. The all-in cost of the Subordinated Notes was 10.57%. A portion of the proceeds was dividended to Bay View Capital Corporation and used to partially finance the acquisition of FMAC. On December 9, 2002, the Bank redeemed the entire $50.0 million of its outstanding Subordinated Notes. Interest expense on the Subordinated Notes was $4.9 million for the year ended December 31, 2002 and $5.3 million for 2001.

     On August 28, 1997, the Company issued $100.0 million in Subordinated Notes registered under the Securities Act of 1933, as amended. The Subordinated Notes were unsecured obligations of the Company and were subordinated in right of payment to all existing and future senior indebtedness, as defined, of the Company. The Subordinated Notes were to mature on August 15, 2007, with a call provision effective on or after August 15, 2002 or, at any time upon a change of control or the occurrence of certain other events, at our option, at various premiums through August 15, 2005 and at par thereafter. The issuance had a stated coupon of 9.125% and was issued at a discount to yield 9.225%. The all-in cost of the Subordinated Notes was 9.62%. A portion of the proceeds was used to partially finance the acquisition of America First Eureka Holdings, Inc. which we acquired in January 1998. On November 29, 2002, the Company prepaid the entire $100.0 million of its outstanding Subordinated Notes at a premium of 4.563%. Interest expense on the Subordinated Notes was $8.6 million for the year ended December 31, 2002 and $9.6 million for 2001.

Note 12. Capital Securities

     On December 21, 1998, we issued $90.0 million in Capital Securities through Bay View Capital I (the “Trust”). The Capital Securities pay quarterly cumulative cash distributions at an annual rate of 9.76% of the liquidation value of $25 per share. The Capital Securities represent undivided beneficial interests in the Trust. We own all of the issued and outstanding common securities of the Trust. Proceeds from the offering and from the issuance of common securities were invested by the Trust in our 9.76% Junior Subordinated Deferrable Interest Debentures (the “Junior Debentures”) due December 31, 2028 with an aggregate principal amount of $92.8 million. The primary asset of the Trust is the Junior Debentures. We fully and unconditionally guarantee the obligations of the Trust with respect to the Capital Securities to the extent provided in the Guarantee Agreement. We used a portion of the proceeds to repay our $50.0 million Senior Debentures upon their maturity on June 1, 1999 and the balance for general corporate purposes. The all-in cost of the Capital Securities was 9.95%. Prior to the dissolution of the Bank, the Capital Securities had the added benefit of qualifying as Tier 1 capital for regulatory capital purposes. See Note 2, under “Accounting Changes and Recent Accounting Pronouncements.”

     In September of 2000, we entered into an agreement with the FRB which required that we obtain their approval prior to disbursing any dividends associated with our Capital Securities. Beginning with the third quarter of 2000, we began deferring distributions of the quarterly dividends in accordance with the terms of the Capital Securities. During this deferral period, distributions to which holders are entitled continued to accrue at an annual rate of 9.76% of the liquidation amount of $25 per Capital Security, plus accumulated additional distributions at the same rate, compounded quarterly, on any unpaid distributions (to the extent permitted by law).

     In December of 2002, we received approval from the FRB to pay the cumulative distributions on our Capital Securities. On December 31, 2002, we paid the cumulative deferred distributions, interest on the deferred distributions and the current quarterly distribution. The total amount paid per share as of December 31, 2002 was $6.10 for the 10 quarterly distributions plus $0.715 in accrued interest. Subsequent quarterly distributions remained subject to FRB approval until the dissolution of the Bank as of September 2003. As a result of the Bank’s dissolution, we ceased to be a bank holding company and are no longer subject to supervision, examination and regulation by the FRB. Dividend expense on the Capital Securities was $8.8 million for the year ended December 31, 2003, $10.6 million for 2002 and $9.8 million for 2001. Effective July 1, 2003, we adopted Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. “ Implementation of Statement No. 150 resulted in the reclassification of our Capital Securities from their prior classification as a “mezzanine” item to liabilities and required us to reflect the dividend expense on the Capital Securities for 2003 as interest on borrowings.

     At a meeting held on October 3, 2002, holders of the Capital Securities of Bay View Capital I approved a waiver of those provisions of the legal instruments governing the Capital Securities and the Company’s 9.76% Junior Subordinated Deferrable Interest Debentures that would, absent the waiver, prevent the Company from disposing of all of its assets pursuant to its Plan. Capital Securities holders also approved the amendment of certain provisions of the legal instruments governing the Capital Securities and the Junior Debentures that would allow early redemption of the Capital Securities at the option of each holder of the Capital Securities. During the third quarter of 2003, we completed an offer of optional redemption of the Bay View Capital I Trust, 9.76% Cumulative Capital Securities at a price of $25 per Capital Security plus accrued and unpaid distributions through the date of redemption. Holders of the Capital Securities elected to redeem 184,903 shares, or approximately 5.14% of the outstanding Capital Securities, under the offer that expired on September 8, 2003. Additionally, on December 31, 2003, we redeemed $63.5 million, or approximately 74%, of the outstanding Capital Securities. These redemptions reduced the outstanding Capital Securities from $90.0 million at December 31, 2002 to $22.0 million at December 31, 2003.

Note 13. Income Taxes

     The following table illustrates our consolidated income tax benefit for the periods indicated:

	For the Year Ended December 31, 2003
	Federal	State	Total
	(Dollars in thousands)
Current provision	$566	$(7,111)	$(6,545)
Deferred provision	(1,574)	1,565	(9)

Total income tax benefit	$(1,008)	$(5,546)	$(6,554)

	For the Year Ended December 31, 2002
	(Dollars in thousands)
Current provision	$—	$15,579	$15,579
Deferred provision	147,926	11,099	159,025

Total income tax expense	$147,926	$26,678	$174,604

	For the Year Ended December 31, 2001
	(Dollars in thousands)
Current provision	$—	$1,130	$1,130
Deferred provision	(68,118)	(18,878)	(86,996)

Total income tax benefit	$(68,118)	$(17,748)	$(85,866)

     The following table illustrates the reconciliation between the federal statutory income tax rate and the effective income tax rate for the periods indicated. The table reflects the inclusion of dividends on Capital Securities in the determination of income (loss) before income tax expense (benefit):

	For the Year Ended December 31,
	2003	2002	2001
Federal statutory income tax rate	35.0%	35.0%	35.0%
Amortization and disposition of nondeductible goodwill	—	15.2	(1.6)
Valuation allowance	—	8.9	13.9
State income, net of federal tax benefit	38.3	11.0	7.0
Sale of BVFMAC	—	—	(4.3)
Nondeductible compensation	(15.9)	2.0	—
Expiration of tax operating loss carryforward	—	—	(1.6)
Other, net	(1.7)	—	(2.5)

Effective income tax rate	55.7%	72.1%	45.9%

     Stockholders’ equity or net assets in liquidation were credited with a tax benefit associated with the exercise of stock options of $0 for the year ended December 31, 2003, $194,000 for 2002, and $0 for 2001. Stockholders’ equity or net assets in liquidation were charged a tax associated with certain adjustments recorded to convert from the liquidation basis to the going concern basis of accounting (as described in Note 1), of $618 thousand for the year ended December 31, 2003.

     The following table illustrates the components of net deferred tax assets as of the dates indicated:

	At December 31,
	2003	2002
	(Dollars in thousands)
Deferred tax assets:
Net operating loss carryforwards	$52,721	$13,834
Auto lease receivable financing	6,297	21,689
Provision for losses on loans and leases	1,813	18,902
Mark-to-market adjustments, net	6,996	4,317
Other accrued expenses not deducted for tax purposes	6,124	6,694
Alternative minimum tax credit carryforwards	3,917	3,603
Securitizations	—	7,684
Other	671	1,150

Gross deferred tax assets	78,539	77,873
Valuation allowance	21,495	21,495

Net deferred tax asset	57,044	56,378
Deferred tax liabilities:
Tax depreciation in excess of book depreciation	(21,757)	(38,662)
Deferred gain on disposition of BVAC	—	(10,190)
Federal Home Loan Bank of San Francisco stock dividends	—	(1,374)
Securitizations	(19,019)	—
Real estate partnership investments	(25)	(218)

Gross deferred tax liabilities	(40,801)	(50,444)

Net deferred tax asset	$16,243	$5,934

     The valuation allowance on deferred tax assets, which was $21.5 million as of December 31, 2002, was unchanged as of December 31, 2003. In the determination of deferred tax assets, net of the valuation allowance, the Company considered the projected future net income available to absorb the realization of deferred tax assets. Under the Company’s prior plan of complete liquidation, the determination of deferred tax assets was limited to consideration of projected future net income through September 30, 2005, which was the projected final liquidation date of the Company. The change in the Company’s net deferred tax assets includes a reduction of deferred tax liability of approximately $10.2 million that had been established on the premium for the projected disposition of BVAC. With the elimination of the deferred tax liability on the BVAC premium and consideration of future income beyond September 30, 2005, the net deferred tax assets increased from $5.9 million at December 31, 2002 to $16.2 million at December 31, 2003.

     The Company recorded an income tax benefit of $6.6 million for the year ended December 31, 2003, as compared to an income tax provision of $176.9 million for 2002, and a benefit of $85.9 million for 2001. The Company’s effective tax rate was 55.7% for 2003 as compared to 72.1% for 2002 and 45.9% for 2001. The Company’s 2003 effective rate differs from the 35.0% federal statutory tax rate primarily due to nondeductible compensation and reduced levels of state income and franchise taxes.

     For the year ended December 31, 2002, as a result of the Company’s Plan, income tax expense included the effect of establishing a valuation allowance of $21.5 million on the realizability of deferred tax assets in years after 2002. The realizability of deferred tax assets and the related valuation allowance were based on total projected future income through the final liquidation of the Company. During 2002, the Company also recorded a deferred tax benefit of $2.3 million on the cumulative effect of the change in accounting principle, which is presented net of this tax benefit. During 2002, the Company realized approximately $138.0 million of its net deferred tax assets primarily as a result of the Company’s sale of its retail banking assets to U.S. Bank and other asset sale transactions.

     During 2001, the Company executed certain transactions that resulted in significant amounts of taxable income. These transactions included the sale of the BVFMAC legal entity which generated significant taxable income related to previously deferred gains in the franchise securitization trusts. The Company also executed a financing secured by the contractual cash flows of our auto operating lease portfolio that was treated as a sale for income tax purposes and generated $136.5 million in taxable income. Primarily as a result of these transactions, the Company generated sufficient taxable income during the year to be able to utilize the majority of its approximately $48.6 million of net operating loss carryforwards expiring in 2001. In addition, the Company identified tax-planning strategies which included the sale of certain assets obtained in connection with a previous purchase business combination with significant built-in gains for tax purposes which would be triggered in the event of a sale. Such a transaction would not only generate significant levels of taxable income, but would also increase the limitation on the utilization of the net operating loss carryforward acquired in connection with a previous purchase business combination. As a result, the Company eliminated the $26.0 million valuation allowance against its gross deferred tax assets during 2001.

     At December 31, 2003, the federal net operating loss carryforwards were $139.4 million, of which $95.2 million will expire in 2020 and $44.2 million will expire in 2023. The Company has federal alternative minimum tax credits of $3.9 million. These credits can be carried forward indefinitely to reduce future regular tax.

     Effective for the 2002 and 2003 tax years, California tax law suspended deductions for net operating loss carryforwards. As a result, the 2002 current state tax provision has no utilization of California net operating loss carryforwards, and, for 2003, the Company generated an additional California net operating loss. At December 31, 2003, the California net operating loss carryforwards were $66.7 million, of which $4.3 million will expire in 2004, $2.2 million will expire in 2005, $42.9 million will expire in 2007, and $17.3 million will expire in 2008.

Note 14. Stock Options

     As of December 31, 2003, we had five employee stock option plans and three non-employee director stock option plans. The employee stock option plans were as follows: the “Amended and Restated 1986 Stock Option and Incentive Plan,” the “Amended and Restated 1995 Stock Option and Incentive Plan,” the “1998-2000 Performance Stock Plan (the “2001 Plan”),” the “1999 FMAC Stock Option, Deferred Stock and Restricted Stock Plan,” and the “2001 Stock Option and Incentive Plan,” which authorize the issuance of 1,759,430, 2,500,000, 400,000, 270,576 and 3,200,000 shares of common stock, respectively. The non-employee director stock option plans were as follows: the “Amended and Restated 1989 Non-Employee Director Stock Option and Incentive Plan,” the “1998 Non-Employee Director Stock Option and Incentive Plan,” and the “2001 Non-Employee Director Stock Option Plan,” which authorize the issuance of up to 550,000, 200,000, and 500,000 shares of common stock, respectively. Excluding options for 3,477,000 shares granted in 2001 which were issued with exercise prices below the then current market value, the exercise price for the purchase of shares subject to a stock option at the date of grant generally may not be less than 100% of the market value of the shares covered by the option on that date. Options generally vest over periods ranging from 6 months to 3 years and expire over periods ranging from 6 years to 13 years.

     Our stock options generally cancel automatically 90 days after termination of employment and, notwithstanding any other provisions of our stock option plans, all outstanding stock options will automatically cancel on the final record date. A substantial number of our employees have terminated their employment with us to become employees of U.S. Bank and a number of other employees have been terminated or will be terminated as we continue to liquidate assets. To prevent our terminated employees from losing the value in their stock options as a result of the termination of their employment and to motivate our remaining employees throughout the dissolution process, our Board of Directors amended our stock option plans, to the extent necessary, to permit the exercise of the options on a net issuance basis. This right entitled the holder to elect to receive from us, in exchange for the shares subject to the stock option, that number of shares of our common stock that has a value equal to the total amount by which the market price of the shares on the date the option is exercised exceeds the total exercise price of the shares subject to the option.

     All of our stock option plans define a change in control as including a sale of all or substantially all of our assets, and all of our stock option plans provide for the automatic acceleration of the exercisability of stock options in the event of a change in control with the exception of our 2001 Plan. The 2001 Plan provides for the acceleration of the exercisability of stock options in such circumstances as the stock option committee of our Board of Directors determines to be appropriate. On August 6, 2002, our stock option committee determined that the consummation of the sale of the Bank’s retail banking assets constitutes a change in control for purposes of the 2001 Plan and recommended to the Board of Directors the acceleration of the exercisability of the stock options under the 2001 Plan in order that all of our option holders would be treated equally. On October 3, 2002, the Board of Directors authorized such acceleration as of that date. Subsequently, the stock option plans were treated as variable plans based on APB 25. As of December 31, 2002, the acceleration of the exercisability of stock options resulting from the change in control for all other plans had an insignificant impact on our financial statements.

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

     The following table illustrates the stock options available for grant as of December 31, 2003:

	Employee Stock Option	Non-Employee Director Stock
	and Incentive Plans	Option and Incentive Plans	Total
Shares reserved for issuance	8,130,006	1,250,000	9,380,006
Granted	(9,239,892)	(1,137,000)	(10,376,892)
Forfeited	3,628,731	255,000	3,883,731
Expired	(486,688)	(186,000)	(672,688)

Total available for grant	2,032,157	182,000	2,214,157

     At December 31, 2003, we had outstanding options under the plans with expiration dates ranging from the year 2004 through 2014, as illustrated in the following table:

	Number of	Exercise Price	Weighted-Average
	Option Shares	Range	Exercise Price
Outstanding at January 1, 2001	2,821,490	$5.41-34.41	$15.43
Granted	3,744,000	4.59-7.70	4.78
Exercised	(20,334)	4.59	4.59
Forfeited	(267,359)	5.41-34.41	13.21

Outstanding at December 31, 2001	6,277,797	$4.59-34.41	$9.21
Granted	38,000	6.64-6.84	6.82
Exercised	(350,252)	4.59-5.41	4.69
Forfeited	(764,441)	4.59-34.41	13.98

Outstanding at December 31, 2002	5,201,104	$4.59-34.41	$8.80
Granted	—	—	—
Exercised	(3,307,832)	4.59-5.41	4.64
Forfeited	(1,025,972)	5.41-31.63	15.28

Outstanding at December 31, 2003	867,300	$6.84-34.41	$16.91

Exercisable at December 31, 2001	3,546,331	$4.59-34.41	$12.01

Exercisable at December 31, 2002	5,201,104	$4.59-34.41	$8.80

Exercisable at December 31, 2003	867,300	$6.84-34.41	$16.91

     The following table illustrates information about stock options outstanding at December 31, 2003:

	Outstanding			Exercisable
		Weighted-
Range of	Number of	Average	Weighted-	Number of	Weighted-
Exercise	Options	Remaining	Average	Options	Average
Prices	Outstanding	Life (in years)	Exercise Price	Exercisable	Exercise Price
$ 6.84-7.53	115,500	8.45	$7.26	115,500	$7.26
7.84-9.13	111,000	6.47	8.70	111,000	8.70
9.38-12.50	91,300	2.74	10.68	91,300	10.68
13.47-16.56	124,000	4.19	14.73	124,000	14.73
17.00-17.00	7,000	2.48	17.00	7,000	17.00
17.94-17.94	103,500	4.81	17.94	103,500	17.94
18.38-24.13	116,500	3.99	20.37	116,500	20.37
25.50-28.44	95,500	3.24	26.29	95,500	26.29
29.91-31.69	95,500	4.24	31.01	95,500	31.01
32.69-34.41	7,500	4.08	33.26	7,500	33.26

$ 6.84-34.41	867,300	4.83	$16.92	867,300	$16.92

Statement of Financial Accounting Standards No. 123 Pro Forma Disclosure

     We adopted Statement No. 123 effective January 1, 1996, but continue to account for employee and director stock-based compensation plans under the intrinsic value method prescribed by APB 25. Statement No. 123 requires that stock-based compensation to parties other than employees and directors be accounted for under the fair value method. No compensation cost has been recognized for our stock option awards to employees and directors in 2003, 2002 and 2001, except as discussed above. The weighted-average fair value of options granted to employees and directors were $2.31 and $3.85 in 2002 and 2001, respectively. There were no options granted during 2003. See Note 2 for a pro forma presentation of our net income (loss) and earnings (loss) per share had compensation cost related to our stock option awards been determined under the fair value method.

     The fair value of options granted was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
	2003	2002	2001
Dividend yield	—%	—%	—%
Expected volatility of our common stock	41%	37%	36%
Expected risk-free interest rate (1)	2.30%	2.73%	4.30%
Expected life of options in years	3.59	4.60	4.84

(1) The expected risk-free interest rate was calculated using a term commensurate with the expected life of the options.

Note 15. Employee Benefit Plans

     On July 22, 2002, our Board of Directors approved the termination, effective as of September 30, 2002 and subject to regulatory approval, of the qualified, noncontributory defined benefit retirement plan (the “Eureka Plan”) that we assumed in our acquisition of America First Eureka Holdings. The Eureka Plan was in a frozen status and no additional benefits had been accrued since January 1, 1994. In November 2003, we received a favorable determination from the Internal Revenue Service to proceed with the termination. As of December 31, 2003, we accrued $0.9 million related to our liabilities to the Eureka Plan and the costs associated with the termination. As of December 31, 2003, the plan assets approximated $1.5 million. In January 2004, and as part of the termination process, we purchased an annuity at a cost of $2.4 million from a third party annuity provider to provide benefits for all remaining Eureka Plan participants. The termination process is in compliance with the relevant regulations of the Department of Labor.

     The following tables set forth the funded status of the Eureka Plan and related net periodic benefits cost for the years prior to the termination:

For the Year
Ended
December 31,
2002
(Dollars in
thousands)
Projected benefit obligation at beginning of year	$5,201
Interest cost	359
Actuarial loss	1,440
Benefits paid	(3,148)

Projected benefit obligation at end of year	$3,852

Plan assets at beginning of year	$4,430
Actual return on plan assets	(292)
Employer contribution	2,140
Benefits paid	(3,148)

Plan assets at end of year	$3,130

As of
December 31,
2002
(Dollars in
thousands)
Fair value of plan assets	$3,130
Projected benefit obligation	3,852

Plan assets less than projected benefit obligation	(722)
Unrecognized loss from past experience different than originally assumed and from effects of changes in assumptions	1,540
Recognition of previously unrecognized loss upon termination of the plan	(1,540)

Total accrued benefit liability	$(722)

Weighted-average discount rate	5.00%

Expected long-term rate of return on assets	1.50%

	For the Year Ended
	December 31,
	2002	2001
	(Dollars in thousands)
Interest cost on projected benefit obligation	$358	$388
Assumed return on plan assets	(337)	(417)

Net periodic pension benefit	$21	$(29)

     As of December 31, 2003, we accrued $587,000 of liability to certain non-employee members of our Board of Directors payable in 34,432 shares of our common stock under our non-qualified defined benefit retirement plan for non-employee members of our Board of Directors. Such shares were repurchased in the open market and are held in treasury and cannot be reissued until they are paid out. The liability is included in additional paid-in capital. As of December 31, 2003, we accrued $689,000 in other liabilities for the remaining benefits owed to certain current and retired executive officers pursuant to a terminated non-qualified supplemental retirement and health care benefits for executive officers. As of December 31, 2003, we accrued $1.6 million in other liabilities for postretirement health care benefits owed to certain retired employees, officers and directors.

     Effective October 31, 2002, our Board of Directors approved the termination of our Employee Stock Ownership Plan (“ESOP”). All participants were fully vested as of October 1, 2002. Before the termination, we borrowed from a financial institution and in turn lent it to the ESOP to purchase shares of our common stock in the open market. As of December 2002, the ESOP debt was fully paid. Interest expense of the ESOP debt amounted to $7,000 and $72,000 for the years ended December 31, 2002 and 2001, respectively. The ESOP held 361,441 shares and 361,818 shares of our common stock at December 31, 2003 and 2002, respectively. Prior to the termination, we made periodic contributions to the ESOP to enable the ESOP to pay principal, interest expense and administrative costs not covered by cash dividends received by the ESOP on its unallocated shares of our common stock. We made cash contributions to the ESOP of $1.1 million and $1.3 million for the years ended December 31, 2002 and 2001, respectively. All shares of common stock held by the ESOP are treated as outstanding shares in calculating both our basic and diluted earnings per share. We recorded ESOP-related compensation expense of $0.5 million and $1.2 million for the years ended December 31, 2002 and 2001, respectively.

     We have a 401(k) thrift plan under which an employee with three or more months of service may contribute from 2% to 15% of base salary to the plan. The amount of base salary deferred is not subject to federal or state income taxes at the time of deferral. After one year of service, we will match an employee’s contribution up to 100% of the first 6% of the employee’s base salary, depending on the employee’s length of service. Our contribution was $0.4 million, $1.9 million and $2.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 16. Risk Management Instruments

     We use risk management instruments to modify interest rate characteristics of certain assets or liabilities to hedge against our exposure to interest rate fluctuations, reducing the effects these fluctuations might have on associated cash flows or values. These risk management instruments, also referred to as derivative instruments include interest rate exchange agreements (“swaps”) and interest rate option contracts (“caps”). Derivative financial instruments involve, to varying degrees, elements of credit risk. Credit risk is defined as the possibility of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract.

     As a result of our re-adoption of the going concern basis of accounting effective October 1, 2003 and the use of accounting prescribed by Statement No. 133 as discussed in Note 2, our derivative instruments are being carried at fair value, with changes in such fair value charged or credited to earnings.

     Prior to our re-adoption of the going concern basis of accounting, we accounted for changes in the market value of derivative instruments using the liquidation basis of accounting. Accordingly, changes in the market value of these derivative instruments were reflected in our consolidated statements of net assets in liquidation under pre-tax loss from operations, while offsetting changes in the market value of underlying installment contracts were included in changes in estimated values of assets and liabilities.

Swaps

     We were a party to swaps with a notional principal amount of $133.0 million at December 31, 2003. All of our swaps are common “fixed-for-floating” swaps. We pay a fixed interest rate of 2.29% and receive a floating interest rate of 1.18%. These contracts mature in September 2004 and September 2006. We did not enter into swap agreements during 2002. The effect of interest rate swaps was to increase interest expense by $349,000 for the year ended December 31, 2003. In addition, we recognized losses of $1.6 million during 2003 to record our swaps at their fair value as required by Statement No. 133.

Interest Rate Caps

     At December 31, 2002, we had interest rate caps with notional amounts totaling $100.0 million. Our interest rate caps had cap rates at 7.00% and a cap index based on the one- or the three-month LIBOR rate. These interest rate caps were used to limit our exposure to rising interest rates on our liabilities. Our interest rate caps expired during 2003. There was no interest expense related to our interest rate caps during 2003, 2002 and 2001. These caps were reported at their fair value of $0 at December 31, 2002. Changes in fair value of our interest rate caps were reported as gains or losses and were charged to earnings when incurred.

Note 17. Commitments and Contingencies

Premises

     At December 31, 2003, we occupied three offices including our administrative corporate office and had an additional eleven offices that we have vacated, and are subleasing under operating lease agreements expiring at various dates through the year 2012. In most instances, these lease arrangements include options to renew or extend the lease at market rates. We also own leasehold improvements, furniture and equipment at our offices, all of which are used in our business activities.

     We are a party to lease agreements for five former BVFMAC offices, all of which were subleased at December 31, 2003. Rental expense was $1.2 million for the year ended December 31, 2003, $9.1 million for 2002 and $10.7 million for 2001. Sublease rental income totaled $186,000 for the year ended December 31, 2003, $567,000 for 2002 and $490,000 for 2001.

     Future minimum payments under noncancellable lease obligations are summarized below. These payments have not been reduced to reflect approximately $3.5 million in sublease rental income from existing sublease rental arrangements through the year 2008.

Operating Lease
Payments
(Dollars in thousands)
2004	$3,282
2005	2,897
2006	2,498
2007	2,534
2008	2,253
Thereafter	6,538

$20,002

     Included in the table above are future minimum lease payments of $16.8 million related to our liquidating activities. At December 31, 2003, we accrued $6.4 million for future rent payments net of estimated sublease income as facilities costs as described in Note 2.

Loans

     At December 31, 2003, we had no outstanding lending commitments. However, we had a contingent liability of $14.4 million related to a credit enhancement that the Bank provided on bonds issued by a community housing development in Northern California, for which we had pledged cash of a corresponding amount. At December 31, 2002, we had outstanding commitments to originate $76.6 million in commercial loans and letters of credit and $3.1 million in construction loans. There were no outstanding recourse and subordination contingencies at December 31, 2003. We had outstanding recourse and subordination contingencies relating to $15.6 million of securitized and/or sold loans at December 31, 2002 (See Note 6).

Litigation

     We are involved as plaintiff or defendant in various other legal actions and are occasionally exposed to unasserted claims arising in the normal course of business. In the opinion of management, after consultation with counsel, the resolution of these other legal actions will not have a material adverse effect on our consolidated financial condition or results of operations.

Note 18. Estimated Fair Value of Financial Instruments

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

     At December 31, 2003, we determined the estimated fair value amounts by using market information and valuation methodologies that we considered appropriate. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize or have realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For all of these reasons, the aggregation of the fair values presented herein does not represent, and should not be construed to represent, their underlying value.

     The following methods and assumptions have been used to estimate the fair value of each class of financial instrument for which it was practicable to estimate the value:

     Cash and cash equivalents: This category includes cash and deposits due from depository institutions and money market funds. The cash equivalents were readily convertible to known amounts of cash or are so near their maturity that they present insignificant risk of changes in value. For these short-term financial instruments, the carrying amount was a reasonable estimate of fair value.

     Securities: The fair values of investment securities and mortgage-backed securities were based on published market prices or quotes obtained from independent registered securities brokers. The fair values of retained interests in loan and lease securitizations were estimated by discounting future cash flows using a discount rate commensurate with the risks involved.

     Loans and leases: The fair value of fixed-rate and variable-rate loans was based on prices for similar loans in the secondary whole loan or securitization markets or, absent this information, estimated by discounting contractual cash flows using discount rates that reflect our current pricing for loans and leases with similar credit ratings and for the same remaining maturities. Prepayment estimates were based on historical experience and published data for similar loans.

     Debt and other borrowings: Rates available to us for debt and other borrowings with similar terms and remaining maturities were used to estimate the fair value of existing debt, including our other borrowings and the Junior Subordinated Deferrable Interest Debentures. For short-term borrowings, the carrying amount was a reasonable estimate of fair value.

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

     Limitations: The fair value estimates presented herein were based on pertinent information available to us as of December 31, 2003. Although we are not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

     At December 31, 2002, all of our financial instruments were carried at net realizable value on our consolidated financial statements in accordance with liquidation basis accounting. As such, all financial instruments are carried at fair value at December 31, 2002.

     The following table illustrates the estimated fair values of our financial instruments as of the date indicated:

	At December 31, 2003
	Carrying	Estimated
	Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$43,803	$43,803
Investment securities	28,836	28,836
Mortgage-backed securities	5,982	5,893
Loans	177,648	179,287
Financial liabilities:
Other borrowings	154,276	154,276
Junior Subordinated Deferrable Interest Debentures	24,784	24,784
Interest rate swaps	1,624	1,624

Note 19. Segment and Related Information

     We consider our auto finance business to be our sole line of business. Prior to September 30, 2002, we had two operating segments that we refer to as business platforms. The platforms were determined primarily based upon the characteristics of our interest-earning assets and their respective distribution channels and reflect the way that we monitor, measure and evaluate our primary business activities. Our platforms were as follows:

     A Retail Platform which was comprised of single-family real estate loans, home equity loans and lines of credit, auto installment contracts and leases, mortgage-backed securities and other investments, and consumer banking products and services. The Retail Platform’s revenues were derived from customers throughout the United States.

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

     All indirect general and administrative expenses not specifically identifiable with, or allocable to, our business platforms were included in indirect corporate overhead. Indirect corporate overhead included expenses associated with our administrative and support functions.

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

	For the Nine Months Ended September 30, 2002
	Retail	Commercial	Total
	(Dollars in thousands)
Interest income	$69,054	$76,185	$145,239
Interest expense	(40,182)	(19,886)	(60,068)
Provision for losses on loans and leases	(2,106)	(8,594)	(10,700)
Noninterest income	78,775	12,790	91,565
Direct general and administrative expenses	(68,712)	(7,813)	(76,525)
Allocation of branch network general and administrative expenses	18,466	(18,466)	—
Litigation settlement expense	—	(13,100)	(13,100)
Leasing expenses	(43,984)	—	(43,984)
Real estate owned operations, net	—	(956)	(956)
Provision for losses on real estate owned	—	(266)	(266)
Amortization of intangible assets	(993)	—	(993)
Dividends on Capital Securities	(4,809)	(3,064)	(7,873)

Contribution by platform	$5,509	$16,830	22,339

Indirect corporate overhead			(16,476)
Adjustment for liquidation basis			266,510
Income tax expense			(181,792)
Cumulative effect of change in accounting principle, net of taxes			(18,920)

Net income			$71,661

At September 30, 2002:
Interest-earning assets plus operating lease assets	$3,277,407	$358,258	$3,635,665

Noninterest-earning assets			260,808

Total assets			$3,896,473

	For the Year Ended December 31, 2001
	Retail	Commercial	Total
	(Dollars in thousands)
Interest income	$139,115	$163,630	$302,745
Interest expense	(108,176)	(72,321)	(180,497)
Provision for losses on loans and leases	(8,419)	(63,471)	(71,890)
Noninterest income (loss)	114,575	(7,406)	107,169
Direct general and administrative expenses	(104,033)	(22,988)	(127,021)
Allocation of branch network general and administrative expenses	28,386	(28,386)	—
Restructuring charges	(4,998)	(1,937)	(6,935)
Revaluation of franchise-related assets	(2,733)	(67,413)	(70,146)
Leasing expenses	(86,120)	—	(86,120)
Real estate owned operations, net	(7)	(2,078)	(2,085)
Provision for losses on real estate owned	—	(2,936)	(2,936)
Amortization of intangible assets	(8,366)	(2,914)	(11,280)
Dividends on Capital Securities	(5,774)	(4,000)	(9,774)

Contribution by platform	$(46,550)	$(112,220)	(158,770)

Indirect corporate overhead			(28,266)
Income tax benefit			85,866

Net loss			$(101,170)

At December 31, 2001:
Interest-earning assets plus operating lease assets	$1,793,499	$1,541,310	$3,334,809

Noninterest-earning assets			679,296

Total assets			$4,014,105

Note 20. Selected Quarterly Results of Operations (Unaudited)

	For the Year Ended December 31, 2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
				Going
	Liquidation Basis			Concern Basis
	(Dollars in thousands, except per share amounts)
Interest income	$6,473	$6,286	$5,192	$4,636
Net interest income	3,294	3,783	2,463	1,024
Loss before income tax benefit	(836)	(1,531)	(2,228)	(1,157)
Adjustment for liquidation basis	(1,664)	(924)	(3,407)	—
Change in net assets in liquidation from operations	(1,698)	(1,669)	(971)	—
Net loss	—	—	—	(855)
Basic loss per share	N/A	N/A	N/A	$(0.01)
Diluted loss per share	N/A	N/A	N/A	$(0.01)

	For the Year Ended December 31, 2002
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
				Liquidation
	Going Concern Basis			Basis
	(Dollars in thousands, except per share amounts)
Interest income	$53,693	$52,483	$39,063	$17,247
Net interest income	33,144	33,447	18,580	7,246
Provision for losses on loans and leases	4,900	3,600	2,200	—
Income (loss) before income tax expense (benefit)	7,552	(5,114)	11,298	(3,382)
Adjustment for liquidation basis	—	—	266,510	(2,761)
Net income (loss)	6,914	(4,082)	87,749	—
Change in net assets in liquidation from operations	—	—	—	(3,999)
Basic earnings (loss) per share	$0.11	$(0.07)	N/A	N/A
Diluted earnings (loss) per share	$0.11	$(0.07)	N/A	N/A

Independent Auditors’ Report

To the Board of Directors
Bay View Capital Corporation and Subsidiaries:

     We have audited the accompanying consolidated statement of financial condition of Bay View Capital Corporation and Subsidiaries (the “Company”) as of December 31, 2003 and the consolidated statement of net assets (liquidation basis) as of December 31, 2002, and the related consolidated statements of operations and comprehensive income (loss) and of stockholders’ equity for the period from October 1, 2003 to December 31, 2003 and for the period from January 1, 2002 to September 30, 2002, the consolidated statements of changes in net assets in liquidation for the period from January 1, 2003 to September 30, 2003 and for the period from September 30, 2002 to December 31, 2002, and the consolidated statements of cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows of the Company for the year ended December 31, 2001, before the revisions in Note 8, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated January 18, 2002.

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

     As discussed in Note 1 to the consolidated financial statements, the stockholders of the Company approved a plan of liquidation on October 3, 2002, and the Company commenced liquidation effective September 30, 2002. As a result, the Company changed its basis of accounting from the going concern basis to the liquidation basis effective September 30, 2002. As further discussed in Note 1 to the consolidated financial statements, the Board of Directors of the Company approved a change of the plan of liquidation on October 23, 2003. As a result, the Company changed its basis of accounting from the liquidation basis to the going concern basis effective October 1, 2003.

     In our opinion, such consolidated financial statements present fairly, in all material respects, (1) the financial position and the net assets (liquidation basis) of the Bay View Capital Corporation and Subsidiaries at December 31, 2003 and 2002, respectively, (2) the results of their operations for the period from October 1, 2003 to December 31, 2003 and for the period from January 1, 2002 to September 30, 2002, (3) the changes in their net assets in liquidation for the period from January 1, 2003 to September 30, 2003 and for the period from September 30, 2002 to December 31, 2002, and (4) their cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for previously recognized goodwill and intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

     As discussed above, the consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows of the Company for the year ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 2 and Note 8, these financial statements have been revised to include the transitional disclosures required by Statement No. 142 which was adopted by the Company as of January 1, 2002.

Our audit procedures with respect to the disclosures in Note 8 with respect to 2001 included (i) agreeing the previously reported net income to the previously issued consolidated financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill as a result of initially applying Statement No. 142 to the Company’s underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings per share amounts. In our opinion, the disclosures for 2001 in Note 8 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

San Francisco, California
March 12, 2004

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

/s/ Arthur Andersen LLP

San Francisco, California
January 18, 2002

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     As required by Rule 13a-15 under the Exchange Act, as of December 31, 2003, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our principal executive officer and our principal financial officer. Based upon that evaluation, the officers concluded that the Company’s disclosure controls and procedures are effective. There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure.

Part III

Item 10. Directors and Executive Officers of the Registrant

     Information concerning our executive officers, our directors and compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) by our directors, executive officers and beneficial owners of 10% or greater of our equity securities is incorporated herein by reference from our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 29, 2004. The compensation report and performance graph included in the Definitive Proxy Statement pursuant to Items 402(k) and 402(l) of Regulation S-K are specifically not incorporated by reference herein.

     We have adopted a Code of Ethical Conduct that applies to our directors, executive officers, employees and others acting on our behalf, including our principal executive officer, principal financial and accounting officer, and any other person performing similar functions. A copy of the Code of Ethical Conduct is filed in this Report as Exhibit 14.

Item 11. Executive Compensation

     Information concerning executive compensation is incorporated herein by reference from our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 29, 2004. The compensation report and performance graph included in the Definitive Proxy Statement pursuant to Items 402(k) and 402(l) of Regulation S-K are specifically not incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information concerning security ownership of certain beneficial owners and management and the Equity Compensation Plans table are incorporated herein by reference from our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 29, 2004.

Item 13. Certain Relationships and Related Transactions

     Information concerning certain relationships and related transactions is incorporated herein by reference from our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 29, 2004.

Item 14. Principal Accountant Fees and Services

     Information concerning principal accounting fees and services is incorporated herein by reference from our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 29, 2004.

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) and (2):

     Our Financial Statements and Supplementary Data contained in Item 8 are filed as part of this report. All financial statement schedules have been omitted as the required information is not applicable or has been included in our financial statements and related notes.

(a) (3):

     Exhibits are listed in the table below.

Regulation		Reference to prior
S-K		filing or exhibit
Exhibit		number attached
Number	Document	hereto
2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None
3	Articles of Incorporation	3a
	Bylaws	3.1
4	Instruments defining the rights of security holders, including indentures:
	Articles of Incorporation	3a
	Bylaws	3b
	Specimen of common stock certificate	4a
9	Voting trust agreement	None
10	Material contracts:
	Employment Contract with John Okubo	10a
	Employment Contract with Joe Catalano	10a
	Employment Contract with Sossy Soukiassian	10a
	Employment Contract with Weldon Culley	10a
	Employment Contract with James A. Badame	10b
	Employment Contract with Charles G. Cooper	10c
	Supplemental Executive Retirement Plan	10d
	Senior Management Incentive Plan	10e
	Senior Management Long-Term Incentive Plan	10f
	Amended and Restated 1986 Stock Option and Incentive Plan	10g
	Amendment No. One to the 1986 Stock Option and Incentive Plan	10h
	Amendment No. One to the Amended and Restated 1995 Stock Option and Incentive Plan	10h
	Amendment No. Two to the Amended and Restated 1995 Stock Option and Incentive Plan	10h
	Amended and Restated 1989 Non-Employee Director Stock Option Plan	10i
	Deferred Compensation Plan	10j
	Amended and Restated 1995 Stock Option and Incentive Plan	10k
	1998 - 2000 Stock Performance Plan	10l
	1998 Non-Employee Director Stock Option and Incentive Plan	10l
	Supplemental Phantom Stock Unit Plan	10m
	Agreement by and between Bay View Capital and the Federal Reserve Bank	10n
	Agreement by and between Bay View Bank and the Office of the Comptroller of the Currency	10n
	2001 Equity Incentive Plan for Employees	10o
	2001 Non-Employee Director Stock Option Plan	10p

Regulation		Reference to prior
S-K		filing or exhibit
Exhibit		number attached
Number	Document	hereto
	Purchase and Assumption agreement by and between U.S. Bank National	10q
	Association and Bay View Bank
	Mortgage Loan purchase agreement between Bay View Bank, National	10q
	Association (“seller”) and Washington Mutual Bank FA (“purchaser”)
	Amendment No. One to the Stock in Lieu of Cash Compensation Plan for Non-Employee Directors	10r
	Amendment No. Three to the Amended Outside Directors Retirement Plan	10r
11	Statement re computation of per share earnings	11
12	Statements re computation of ratios	12
13	Annual Report to security holders	Not required
14	Code of Ethical Conduct	14
16	Letter re change in certifying accountant	Not required
18	Letter re change in accounting principles	None
21	Subsidiaries of the Registrant	21
22	Published report regarding matters submitted to vote of security holders	None
23	Consent of Deloitte & Touche LLP	23
24	Power of attorney	Not required
31	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14,	31.1
	as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14,	31.2
	as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as	32.1
	adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as	32.2
	adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
99	Additional Exhibits	None

     (References to Prior Filings)

3a	Filed as exhibit 4(a) to the Registrant’s Registration Statement on Form S-3 filed June 20, 1997 (File No. 333-29757)

3b	Filed as exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed November 12, 1999 for the quarterly period ended September 30, 1999 (File No. 0-14879)

4a	Filed as exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed March 24, 2000 for the year ended December 31, 1999 (File No. 0-14879)

10a	Filed as exhibits 10a.1 to 10a.4, respectively, to the Registrant’s Annual Report on Form 10-K filed March 19, 2003 for the year ended December 31, 2002 (File No. 0-14879)

10b	Filed as exhibit 10.1 to the Registrant’s Annual Report on Form 10-K filed March 28, 2001 for the year ended December 31, 2000 (File No. 0-14879)

10c	Filed as exhibit 10.b.3 to the Registrant’s Quarterly Report on Form 10-Q filed August 14, 2001 for the quarterly period ended June 30, 2001 (File No. 0-14879)

10d-f	Filed as exhibits 10.6 to 10.8, respectively, to the Registrant’s Annual Report on Form 10-K filed March 30, 1993 for the year ended December 31, 1992 (File No. 0-17901)

10g	Filed as exhibit 4 to the Registrant’s Registration Statement on Form S-8 filed August 11, 1995 (File No. 33-95724)

10h	Filed as exhibits 10 to 10.2, respectively, to the Registrant’s Quarterly Report on Form 10-Q filed November 12, 1999 for the quarterly period ended September 30, 1999 (File No. 0-14879)

10i	Filed as exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed July 26, 1991 (File No. 33-41924)

10j	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as amended on Form 10-K/A on June 27, 1997 (File No. 0-17901)

10k	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as amended on Form 10-K/A on June 27, 1997 (File No. 0-17901)

10l	Filed as an appendix to the Registrant’s Definitive Proxy Statement on Schedule 14-A filed April 20, 1998 (File No. 0-17901)

10m	Filed as exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2000 for the year ended December 31, 1999 (File No. 0-14879)

10n	Filed as exhibits 10.1 to 10.2, respectively, to the Registrant’s Quarterly Report on Form 10-Q filed November 10, 2000 for the quarterly period ended September 30, 2000 (File No. 0-14879)

10o	Filed as exhibit 10 to the Registrant’s Registration Statement on Form S-8 filed September 27, 2001 (File No. 333-70372)

10p	Filed as exhibit 10 to the Registrant’s Registration Statement on Form S-8 filed September 27, 2001 (File No. 333-70362)

10q	Filed as exhibits 99.2 and 99.3, respectively, to the Registrant’s Current Report on Form 8-K filed July 24, 3003 (File No. 001-14879)

10r	Filed as exhibits 10.1 and 10.2, respectively, to the Registrant’s Annual Report on Form 10-K filed March 19, 2003 for the year ended December 31, 2002 (File No. 0-14879)

     All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(b) Reports on Form 8-K:

b(i)	The Registrant filed the following report on Form 8-K dated October 28, 2003 during the quarter ended December 31, 2003:

On October 28, 2003, the Registrant furnished as Exhibit 99.1 a copy of its earnings release that announces its adoption of a partial liquidation strategy, the dissolution of Bay View Bank and the Company’s results for the quarter ended September 30, 2003.

b(ii)	The Registrant filed the following report on Form 8-K dated November 28, 2003 during the quarter ended December 31, 2003:

On November 28, 2003, the Registrant announced that it will redeem $63.5 million, or approximately 74%, of its 9.76% Junior Subordinated Deferrable Interest Debentures due December 21, 2028. The proceeds will be used by Bay View Capital I to redeem $63.5 million, or approximately 74%, of the outstanding 9.76% Cumulative Capital Securities (NYSE: BVS) (the “Capital Securities”). The Registrant also announced that the quarterly distribution, totaling $0.61 per Capital Security, will be paid on the remaining Capital Securities outstanding on December 31, 2003 to holders on record as of December 30, 2003.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2004	BAY VIEW CAPITAL CORPORATION

	By:	/s/ John Okubo

John Okubo
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Robert B. Goldstein	By:	/s/ Charles G. Cooper

	Robert B. Goldstein		Charles G. Cooper, Director
	Chairman of the Board		President and Chief Executive Officer
(Principal Executive Officer)
Date: March 15, 2004
Date: March 15, 2004

By:	/s/ Roger K. Easley

	Roger K. Easley, Director	By:	/s/ Thomas M. Foster

	Date: March 15, 2004		Thomas M. Foster, Director

Date: March 15, 2004

By:	/s/ Joel E. Hyman

	Joel E. Hyman, Director	By:	/s/ John W. Rose

	Date: March 15, 2004		John W. Rose, Director

Date: March 15, 2004