Form 10-Q
period 2004-03-31
BAY VIEW CAPITAL CORP
filed 2004-05-10
CIK 840387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Registrant’s telephone number, including area code (650) 312-7300

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes   [X]   No   [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes   [X]   No   [   ]

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, Par Value $.01 (Title of Class)	Outstanding at April 30, 2004 65,862,891 shares

FORM 10-Q
INDEX

BAY VIEW CAPITAL CORPORATION

Forward-Looking Statements

     This Form 10-Q of Bay View Capital Corporation (the “Company,” “we,” “us,” or “our”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that describe our plans for our automobile finance company, Bay View Acceptance Corporation (“BVAC”), and the continuing disposition of assets and satisfaction of liabilities the Company acquired when the banking activities of Bay View Bank, N.A. (the “Bank”) were discontinued effective September 30, 2003. These forward-looking statements are identified by use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and similar terms and phrases, including references to assumptions. These forward-looking statements are necessarily based on assumptions as of the date of this Form 10-Q and involve risks and uncertainties. Accordingly, the Company’s actual results from the ongoing operations of BVAC and the continuing disposition of assets and satisfaction of liabilities from the discontinued banking activities may differ materially from those that the Company currently anticipates.

     There are a number of factors that may affect forward-looking statements regarding the ongoing operations of BVAC including the following:

•	Our Board of Directors (the “Board”) could determine to expand the Company’s and BVAC’s operations if it decides greater stockholder value would be realized by doing so;

•	The Company’s ability to obtain financing to fund the ongoing operations of BVAC, including securitizing and selling automobile installment contracts in order to repay an existing line of credit;

•	Changes in general economic and business conditions;

•	Interest rate fluctuations, including hedging activities;

•	The Company’s financial condition and liquidity, as well as future cash flows and earnings;

•	Competition;

•	The Company’s level of operating expenses;

•	The effect of new laws, regulations and court decisions affecting consumer finance transactions;

•	The condition of the market for the sale of new and used automobiles;

•	The level of chargeoffs on the contracts that BVAC purchases; and

•	Significant litigation.

     The Company proposes to make a series of cash distributions to our stockholders from the proceeds of the disposition of assets from discontinued banking activities. The factors that could reduce the amounts ultimately distributed or that could cause a delay in making the distributions include the following:

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bay View Capital Corporation and Subsidiaries

Consolidated Statements of Financial Condition
(Unaudited)

	March 31, 2004	December 31, 2003
	(Dollars in thousands)
ASSETS
Cash and cash equivalents:
Cash	$1,052	$11,434
Short-term investments	3,077	129

	4,129	11,563
Restricted cash	40,939	32,240
Securities available-for-sale:
Retained interests in securitizations	29,040	28,590
Mortgage-backed and other securities	750	6,139
Loans held-for-sale:
Automobile installment contracts	206,929	165,574
Other loans	6,817	12,074
Investment in operating lease assets, net	45,133	66,657
Real estate owned, net	4,254	4,955
Premises and equipment, net	373	371
Repossessed vehicles	420	438
Income taxes, net	15,540	21,149
Goodwill	1,846	1,846
Other assets	12,191	12,340

Total assets	$368,361	$363,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
Borrowings:
Warehouse credit facility	$155,158	$138,221
Other borrowings	10,211	16,055
Junior Subordinated Deferrable Interest Debentures	24,784	24,784
Other liabilities	12,361	17,500
Liquidation reserve	10,550	11,626

Total liabilities	213,064	208,186

Stockholders’ equity:
Common stock ($.01 par value); authorized, 80,000,000 shares; issued, 2004 – 65,820,977 shares; 2003 – 65,793,330 shares; outstanding, 2004 – 65,786,545 shares; 2003 – 65,758,898 shares	658	658
Additional paid-in capital	156,614	156,588
Accumulated deficit	(1,942)	(855)
Treasury stock, at cost; 2004 and 2003 – 34,432 shares	(587)	(587)
Accumulated other comprehensive gain (loss)	554	(54)

Total stockholders’ equity	155,297	155,750

Total liabilities and stockholders’ equity	$368,361	$363,936

See notes to consolidated financial statements.

Bay View Capital Corporation and Subsidiaries

Consolidated Statement of Operations and Comprehensive Loss
(Unaudited)

For the Three
Months Ended
March 31, 2004
Going Concern Basis
(Amounts in
thousands, except per
share amounts)
Interest income:
Interest on loans	$3,754
Interest on mortgage-backed securities	29
Interest and dividends on investment securities	728

4,511
Interest expense:
Interest on borrowings	1,942

1,942
Net interest income	2,569
Noninterest income:
Leasing income	5,228
Loan fees and charges	500
Loan servicing income	947
Gain on sale of assets and liabilities, net	(305)
Other, net	771

7,141
Noninterest expense:
General and administrative	6,541
Leasing expenses	4,667
Real estate owned operations, net	291

11,499
Loss before income tax benefit	(1,789)
Income tax benefit	(702)

Net loss	$(1,087)

Basic loss per share	$(0.02)

Diluted loss per share	$(0.02)

Weighted-average basic shares outstanding	65,778

Weighted-average diluted shares outstanding	65,778

Net loss	$(1,087)

Other comprehensive income, net of tax:
Change in unrealized gain on securities available-for-sale, net of tax expense of $389	608

Other comprehensive income	608

Comprehensive loss	$(479)

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

Bay View Capital Corporation and Subsidiaries

Consolidated Statement of Stockholders’ Equity
(Unaudited)

						Unrealized Gain (Loss) on Securities
	Number		Additional			Available-for-	Total
	of Shares	Common	Paid-in	Accumulated	Treasury	Sale,	Stockholders’
	Issued	Stock	Capital	Deficit	Stock	Net of Tax	Equity
			(Dollars in thousands)
Balance at January 1, 2004	65,793	$658	$156,588	$(855)	$(587)	$(54)	$155,750
Exercise of stock warrants	22	—	12	—	—	—	12
Distribution of director’s stock-in-lieu of cash plan shares	6	—	14	—	—	—	14
Net loss	—	—	—	(1,087)	—	—	(1,087)
Unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	608	608

Balance at March 31, 2004	65,821	$658	$156,614	$(1,942)	$(587)	$554	$155,297

See notes to consolidated financial statements.

Bay View Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2004	2003
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss and certain changes in net assets in liquidation	$(1,087)	$(1,698)
Adjustments to reconcile net loss and certain changes in net assets in liquidation to net cash (used in) provided by operating activities:
Net increase in loans and leases held-for-sale resulting from purchases, net of repayments	(48,094)	(34,953)
Proceeds from sales and /or securitizations of loans and leases held-for-sale	10,093	115,466
Depreciation and amortization of premises and equipment	125	170
Depreciation and amortization of investment in operating lease assets	4,256	8,055
Accretion of retained interests in securitizations	(630)	(726)
Amortization of premiums and accretion of discount	513	(1,540)
Provision for deferred tax	(702)	(802)
(Gain) loss on sale of assets and liabilities, net	305	(53)
Change in fair value of derivative instruments	109	—
Increase in restricted cash	(8,699)	—
(Increase) decrease in other assets	6,473	(2,515)
Decrease in other liabilities	(5,248)	(17,816)
Decrease in reserve for estimated costs during the period of liquidation	(1,076)	(22,529)
Adjustment for liquidation basis	—	1,664
Other, net	1,090	384

Net cash (used in) provided by operating activities	(42,572)	43,107

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in investment in operating lease assets	16,858	24,891
Principal payments on mortgage-backed securities	268	4,263
Principal payments on investment securities	1,140	2,797
Proceeds from sale of mortgage-backed securities available-for-sale	5,187	130
Proceeds from sale of investment securities available-for-sale	—	2,735
Proceeds from sale of real estate owned	690	—
Additions to premises and equipment	(124)	(25)
Decrease in investment in stock of the Federal Home Loan Bank of San Francisco	—	15,736

Net cash provided by investing activities	24,019	50,527

Bay View Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2004	2003
	(Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	$—	$(224,189)
Increase in warehouse line of credit outstanding	36,552	—
Repayment of warehouse line of credit outstanding	(19,615)	—
Net decrease in other borrowings	(5,844)	(14,408)
Proceeds from issuance of common stock	26	2,598

Net cash provided by (used in) financing activities	11,119	(235,999)

Net decrease in cash and cash equivalents	(7,434)	(142,365)
Cash and cash equivalents at beginning of period	11,563	223,295

Cash and cash equivalents at end of period	$4,129	$80,930

Cash paid during the period for:
Interest	$2,127	$4,857
Income taxes	$22	$13,087
Supplemental non-cash investing and financing activities:
Loans transferred to real estate owned	$—	$1,086

See notes to consolidated financial statements.

Bay View Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
March 31, 2004
(Unaudited)

Note 1. Basis of Presentation

     Bay View Capital Corporation (the “Company,” “we,” “us,” or “our”) is a financial services company headquartered in San Mateo, California.

     The consolidated financial statements include the accounts of the Company, a Delaware corporation, and its wholly-owned subsidiaries: Bay View Acceptance Corporation (“BVAC”), a Nevada corporation, along with its subsidiaries, Bay View Receivables Corporation, a Delaware corporation and Bay View Transaction Corporation, a Delaware corporation; and the Company’s subsidiaries, Bay View Securitization Corporation, a Delaware corporation; Bay View Capital I, a Delaware business trust; FMAC Insurance Services, a Delaware corporation; FMAC 2000-A Holding Company, a California corporation; FMAC Franchise Receivables Corporation, a California corporation; Bay View Commercial Finance Group, a California corporation; XBVBKRS, Inc., a California corporation; MoneyCare, Inc., a California corporation; Bay View Auxiliary Corporation, a California corporation; and Bay View Bank, N.A. (the “Bank”), a national bank which was dissolved effective September 30, 2003. All significant intercompany accounts and transactions have been eliminated.

     The consolidated financial statements as of March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 have been prepared on a going concern basis. The consolidated financial statements for the three months ended March 31, 2003 have been prepared under the liquidation basis of accounting.

     The information provided in these interim financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s financial condition as of March 31, 2004, the results of its operations for the three months ended March 31, 2004, the changes in net assets in liquidation for the three months ended March 31, 2003, and cash flows for the three-month periods ended March 31, 2004 and 2003. These adjustments are of a normal, recurring nature unless otherwise disclosed in this Form 10-Q. As necessary, reclassifications have been made to prior period amounts to conform to the current period presentation. These reclassifications had no effect on the Company’s financial position and results of operations. These interim financial statements have been prepared in accordance with the instructions to Form 10-Q.

     The information included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” was written assuming that you have read or have access to the Company’s 2003 Annual Report on Form 10-K, which contains the latest audited consolidated financial statements and notes, along with Management’s Discussion and Analysis of Financial Condition as of December 31, 2003 and 2002 and Results of Operations for the years ended December 31, 2003, 2002 and 2001. Accordingly, only certain changes in financial condition and results of operations are discussed in this Form 10-Q. Furthermore, the interim financial results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2004
(Unaudited)

     The Company accounts for its stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25. Under the intrinsic value method, compensation cost is generally the excess, if any, of the quoted market price of the stock at the grant or other measurement date over the exercise price. There were no stock option awards and therefore, no compensation expense recorded under APB 25 for the three months ended March 31, 2004. Had compensation cost related to stock option awards to employees and directors been determined under the fair value method prescribed under Statement No. 123, the Company’s net loss and loss per share on a going-concern basis would have been the pro forma amounts illustrated in the table below for the period indicated:

For the Three
Months Ended
March 31, 2004
(Dollars in
thousands, except
per share
amounts)
As reported net loss in Consolidated Statement of Operations and Comprehensive Loss	$(1,087)
Stock-based employee compensation included in net loss as reported	—
Stock-based employee compensation expense determined under fair value method, net of taxes	(4)

Pro forma net loss, after stock-based employee compensation expense	$(1,091)

Net loss per share — basic:
As reported	$(0.02)
Pro forma	$(0.02)
Net loss per share — diluted:
As reported	$(0.02)
Pro forma	$(0.02)

     Prior to September 30, 2003, we reported our results using the liquidation basis of accounting under which earnings per share information is not presented.

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2004
(Unaudited)

Note 2. Earnings Per Share

     From September 30, 2002 through September 30, 2003, the Company reported its results using the liquidation basis of accounting, under which earnings per share information is not presented. Accordingly, earnings per share information are not presented for the reporting period ended March 31, 2003.

     Basic earnings per share are calculated by dividing net earnings or loss for the period by the weighted-average common shares outstanding for that period. There is no adjustment to the number of outstanding shares for potential dilutive instruments, such as stock options. Diluted earnings per share takes into account the potential dilutive impact of such instruments and uses the average share price for the period in determining the number of incremental shares to add to the weighted-average number of shares outstanding. For the three months ended March 31, 2004, average dilutive potential common shares of 26,998 related to shares issuable upon the exercise of options and warrants were not included in the computation because they were anti-dilutive.

     The following table illustrates the calculation of basic and diluted earnings per share for the period indicated:

For the Three
Months Ended
March 31, 2004
(Amounts in
thousands, except
per share amounts)
Net loss	$(1,087)
Weighted-average basic shares outstanding	65,778
Add: Dilutive potential common shares	—

Weighted-average diluted shares outstanding	65,778

Basic earnings per share	$(0.02)

Diluted earnings per share	$(0.02)

Note 3. Investment in Operating Lease Assets

     Leasing expense represents expenses related to the Company’s auto leasing activities. Because the leases are accounted for as operating leases, the corresponding assets are capitalized and depreciated to their estimated residual values over their lease terms. This depreciation expense is included in leasing expenses, along with the amortization of capitalized initial direct lease costs and impairment charges. Leasing expenses were $4.7 million for the first quarter of 2004 compared to $9.5 million for the first quarter of 2003.

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
March 31, 2004
(Unaudited)

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

     For those leases considered impaired, the Company then estimates the fair value of the lease. The fair value is determined by calculating the present value of the future estimated cash flows, again assuming the probabilities of each of the three disposition scenarios. The present value is calculated using current market rates which are similar to the original contract lease rate. For those impaired leases where the estimated fair value is less than the net book value, an impairment charge is recorded for the difference. Since the inception of the lease portfolio in June 1998, the Company has recorded additional monthly depreciation charges, also included in leasing expense, to provide for losses that may be incurred at the end of the lease terms. During the first quarter of 2004, we recorded $0.7 million of additional depreciation.

Note 4. Income Taxes

     The Company recorded a tax benefit of $0.7 million for the three months ended March 31, 2004. The effective tax rate used in computing the tax benefit for the first three months of 2004 was 39.2%. This expected 2004 effective tax rate is higher than the federal statutory rate due primarily to state income and franchise taxes.

     For the first quarter of 2003, the Company recorded a tax benefit of $0.8 million. The effective tax rate for the first quarter of 2003 was 32.1%.

     As of December 31, 2003, the Company had a valuation allowance of $21.5 million based on the realizability of its deferred tax asset. The amount of the valuation allowance remained unchanged at March 31, 2004.

Note 5. Commitments and Contingencies

     The Company is involved as plaintiff or defendant in various legal actions and is occasionally exposed to unasserted claims arising in the normal course of business. In the opinion of management, after consultation with counsel, the resolution of these legal actions will not have a material adverse effect on its financial statements.

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2004
(Unaudited)

Note 6. Liquidation Reserve

     The liquidation reserve, recorded while the Company was using the liquidation basis of accounting, includes accruals for severance payments and costs related to facility closures, investment banking and other professional fees and estimated litigation expense and settlements. At March 31, 2004, the remaining balance of the liquidation reserve was $10.6 million, including accruals for severance and facilities of $1.6 million and $6.0 million, respectively.

Note 7. Subsequent Event

     In April 2004, the Company’s Board of Directors authorized the Company to seek stockholder approval to authorize an amendment to the Company’s Certificate of Incorporation to effect a 1-for-10 reverse stock split of the issued and outstanding shares of the Company’s common stock in the second quarter of 2004.

     A Special Meeting of the Stockholders of the Company will be held on June 24, 2004 for the purpose of voting on a proposal to amend the Company’s Certificate of Incorporation. Stockholders of record at the close of business on May 20, 2004 will be entitled to vote at the Special Meeting. If approved by the Company’s stockholders, a reverse stock split would affect all shares of common stock, including those shares underlying stock options and warrants, outstanding immediately prior to the effective time of the reverse stock split. The Company intends to file a preliminary proxy statement regarding the reverse stock split proposal with the Securities and Exchange Commission and mail a definitive proxy statement regarding this proposal to its stockholders on or about May 25, 2004.

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

     During the fourth quarter of 2003, our Board of Directors amended the Plan to become a plan of partial liquidation (the “Amended Plan”) under which we will complete the liquidation of the assets and satisfaction of the liabilities of the Bank remaining after the Bank’s September 30, 2003 dissolution, distribute the proceeds to our stockholders through a series of cash distributions, and continue to operate BVAC on an ongoing basis. In accordance with the Amended Plan, we made an initial cash distribution of $263.2 million, or $4.00 per share, to our stockholders on December 30, 2003 and redeemed $63.5 million of the 9.76% Cumulative Capital Securities on December 31, 2003. In connection with the Amended Plan, we discontinued our use of liquidation basis accounting and re-adopted going concern basis accounting effective October 1, 2003.

     In connection with the liquidation of assets and satisfaction of the liabilities of the Bank, remaining after the Bank’s September 30, 2003 dissolution, we anticipate making a cash distribution of $0.25 per share to common stockholders at the end of the second quarter of 2004 as previously indicated. Additionally, we anticipate redeeming the remaining outstanding Capital Securities through a series of one or more additional partial redemptions beginning in June 2004.

Automobile Finance

     BVAC is a Southern California-based auto finance company engaged in the indirect financing of automobile purchases by individuals. BVAC currently acquires auto installment contracts from over 7,000 manufacturer-franchised and independent auto dealers in 24 states and has positioned itself in the market as a premium priced lender for well-qualified borrowers seeking extended financing terms and higher advances than those generally offered by traditional lenders. This strategy has enabled BVAC to establish a loyal dealership network by satisfying a unique niche within the indirect auto finance arena, which is not dominated by large commercial banks and captive finance companies. Of the contracts purchased during the first quarter of 2004, approximately 95% were originated by manufacturer franchised dealerships and approximately 5% were originated by independent dealerships; 55% were contracts on new vehicles and 45% were contracts on used vehicles. BVAC purchases installment contracts with limited recourse to the dealer.

     BVAC places a strong emphasis on borrower stability, credit quality, and debt serviceability. With Fair, Isaac & Co. “FICO” credit scores that averaged 734 in the first quarter of 2004, BVAC’s borrower base is largely comprised of prime borrowers. BVAC offers loan terms to 96 months and typically finances an amount in excess of a dealer’s wholesale value of a vehicle. BVAC will finance vehicles without restrictions on the model year. During the quarter, the average loan amount BVAC financed was $30,200 and had an average term of 83 months. We believe that this strategy has enabled BVAC to establish a loyal dealership network by satisfying consumer demand within the indirect auto finance market that is inadequately served by commercial banks and finance companies. BVAC utilizes a proprietary credit scoring system in connection with its underwriting and credit approvals. The credit scoring system captures data from consumers’ credit bureau reports, consumers’ loan applications and the terms of proposed loans.

Critical Accounting Policies

     We have identified the most critical accounting policies upon which our financial status depends. We determined the critical policies by considering accounting principles that involve the most complex or subjective decisions or assessments. We have identified our most critical accounting policies to be those related to our investment in operating lease assets, retained interests in securitizations, and income taxes.

Investment in Operating Lease Assets

     In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we perform a quarterly impairment analysis of our long-lived assets including our automobile leases, which are accounted for as operating leases. Statement No. 144 addresses the recognition and measurement of the impairment of long-lived assets and defines impairment as the condition that exists when the carrying amount of long-lived assets exceeds fair value. When identified, Statement No. 144 requires the recognition of an impairment loss. Under Statement No. 144, we consider an auto lease to be impaired if its gross future undiscounted cash flows are less than the net book value of the lease. The net book value of the lease is defined as the original capitalized cost of the automobile, including initial direct capitalized costs, less the cumulative amount of depreciation recorded against the automobile and the cumulative amount of amortization of the initial direct capitalized costs recorded since the inception of the lease and less any impairment charges recorded-to-date on that lease.

     In determining gross future undiscounted cash flows, we contract with Automotive Lease Guide, commonly referred to as ALG, to provide estimates of the residual value of the underlying automobiles at the end of their lease terms assuming that the vehicles are in average condition. We then estimate the probability that i.) the automobiles will be purchased by the lessee prior to the end of the lease term, ii.) the automobile will be purchased by the lessee at the end of the lease term, either at a discount or at the full contractual residual amount, or iii.) the automobile will be returned to the lessor at the end of the lease term. These probabilities are estimated using a number of factors, including our experience-to-date and industry experience.

     Using the projected ALG residual values combined with our experience-to-date relative to the projected ALG residual values, we reduce the projected ALG residual values to reflect our experience-to-date. This experiential analysis, along with the probabilities of each of the three disposition scenarios discussed above occurring, enables us to determine a probability-weighted gross future undiscounted cash flow for each automobile lease. For those leases where the gross future undiscounted cash flows are less than net book value, the lease is considered impaired.

     For those leases considered impaired, we then estimate the fair value of the lease. The fair value is determined by calculating the present value of the future estimated cash flows again assuming the probabilities of each of the three disposition scenarios. The present value is calculated using current market rates, which are similar to the original contract lease rate. For those impaired leases where the estimated fair value is less than the net book value, an impairment charge is recorded for the difference. Under the going concern basis of accounting, annual depreciation expense associated with those leases that have reduced residual values is recomputed over the remaining term of the lease.

Retained Interests in Securitizations

     BVAC periodically transfers installment contracts to securitization trusts, which then issue asset-backed securities. BVAC has structured these transactions as sales of the installment contracts. In order to enhance the credit rating of these asset-backed securities, BVAC deposits cash into restricted cash accounts established by the securitization trusts. Excess cash flow within the securitization trusts — resulting from interest income received on the installment contracts in excess of interest paid to investors in the asset-backed securities, credit losses and trust expenses — is utilized to build the restricted cash account to pre-designated levels and provide further credit enhancement. Once these pre-designated levels are attained, excess cash flow is distributed to BVAC. In accounting for these securitization transactions, BVAC has typically recognized a gain on the sale transaction and a related asset – a retained interest in the securitization – that represents the present value of the cash deposit and excess cash flow that is anticipated to be produced by the securitization trust over the life of the asset-backed securities.

     We incorporate various assumptions in calculating the present value of the cash deposit and excess cash flow. The following table illustrates the significant assumptions utilized in the valuation of retained interests in securitizations as of March 31, 2004:

Weighted-average discount rate	12.0%-12.5%
Projected annual credit losses, net	1.00%
Range of projected cumulative credit losses	1.71%-1.90%
Prepayment speed	1.6 ABS

     Changes in the above assumptions due to actual experiences or market conditions could affect the value of our retained interests in securitizations.

Income Taxes

     At March 31, 2004, we had deferred tax assets of $16.5 million, consisting of net deferred tax assets of $38.0 million less a valuation allowance of $21.5 million. This valuation allowance was established in consideration of our projected future net income available to realize the deferred tax assets under the Amended Plan in years after 2003.

Results of Operations

     As discussed above, we discontinued the use of the liquidation basis of accounting and re-adopted the going concern basis of accounting effective October 1, 2003. From September 30, 2002, we reported our results under the liquidation basis of accounting under which we reported the value of, and the changes in, net assets available for distribution to stockholders (“net assets in liquidation”) instead of results from continuing operations. Accordingly, our financial statements as of and for the quarter ended March 31, 2004 have been prepared under the going concern basis of accounting while our financial statements as of and for the quarter ended March 31, 2003 have been prepared under the liquidation basis of accounting.

Going Concern Basis

Results of Operations – Three Months ended March 31, 2004

     Our net loss for the quarter ended March 31, 2004 totaled $1.1 million, or $0.02 per diluted share. Our net loss for the quarter consisted of income from ongoing operations of BVAC totaling $0.4 million offset by a net loss of $1.5 million from our liquidating activities.

     For the quarter ended March 31, 2004, our net interest income totaled $2.6 million and was favorably impacted by lower interest expense resulting from the redemption of $63.5 million, or approximately 74%, of the Bay View Capital I Trust 9.76% Capital Securities in December 2003. Interest income for the quarter was $4.5 million and the average yield on interest-earning assets was 6.81% while interest expense on our borrowings was $1.9 million and the average cost of borrowings was 4.08%.

     The following table illustrates average yields on our interest-earning assets and average rates on our interest-bearing liabilities for the period indicated:

	AVERAGE BALANCES, YIELDS AND RATES
	For the Three Months Ended March 31, 2004
	Average		Average
	Balance	Interest	Yield/Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans held-for-sale	$205,933	$3,754	7.33%
Short-term investments	29,727	64	0.86
Mortgage-backed and other securities	2,500	29	4.80
Retained interests in securitizations	28,368	664	9.42

Total interest-earning assets	266,528	4,511	6.81%

Other assets	99,621

Total assets	$366,149

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Warehouse line	$151,343	$1,246	3.28%
Other borrowings	13,987	97	2.78
Junior Subordinated Deferrable Interest Debentures	24,784	599	9.76

Total interest-bearing liabilities	190,114	1,942	4.08%

Other liabilities	20,511

Total liabilities	210,625
Stockholders’ equity	155,524

Total liabilities and stockholders’ equity	$366,149

Net interest income/net interest spread		$2,569	2.73%

Net interest-earning assets	$76,414

Net interest margin			3.90%

     For the quarter ended March 31, 2004, noninterest income was $7.1 million and included leasing income of $5.2 million, loan servicing and other fee income of $1.4 million and other income, net of losses on sales of auto contracts and mortgage-backed securities, of $0.5 million. Noninterest expense was $11.5 million and included leasing expenses of $4.7 million and operating expenses of $6.8 million.

Leasing Expenses

     Leasing expenses represent expenses related to our auto lease portfolio. Because the leases are accounted for as operating leases, the corresponding assets are capitalized and depreciated to their estimated residual values over their lease terms. This depreciation expense is included in leasing expenses, along with the amortization of capitalized initial direct lease costs and impairment charges. Leasing expenses were $4.7 million for the first quarter of 2004 compared to $9.5 million for the first quarter of 2003. The decrease in leasing expenses was primarily due to lower depreciation expense associated with the declining balance of our lease portfolio. We ceased purchasing auto leases in June 2000.

     At March 31, 2004, no vehicles in our automobile lease portfolio were considered impaired under Statement of Financial Accounting Standards No. 144. Approximately 2% and 42% of the vehicles in our automobile lease portfolio were considered impaired at December 31, 2003 and March 31, 2003, respectively. We perform impairment testing on our auto lease portfolio on a quarterly basis. Accordingly, the percentage of leases considered impaired is a measure of the quarterly change (normally a decline) in residual values versus our depreciation and writedown of the book value of our auto lease portfolio since the prior quarterly valuation. This impairment is subject to a number of significant assumptions that could change in the near term, and adversely affect the valuation of the automobile lease portfolio. These assumptions were previously described under Critical Accounting Policies, Investment in Operating Lease Assets. Two of these assumptions — including the residual values of individual leases that are projected by ALG and the relative probabilities of the three alternatives for disposing of vehicles — are particularly susceptible to changes in market conditions. As an illustration of the sensitivity of these assumptions, if the market values of the individual vehicles declined by $250, approximately 1,149 of the 4,242 vehicles in our automobile lease portfolio, or 27%, would be deemed to be impaired and, therefore, potentially subject to an impairment charge. Additionally, the impairment charge could increase if the percentage of vehicles returned to us is greater than the percentage that was projected at year-end, because the proceeds realized when the Company must dispose of the vehicle are generally less than if the lessee purchases the automobile prior to the end of the lease term.

Income Taxes

     We recorded a tax benefit of $0.7 million for the three months ended March 31, 2004. The effective tax rate used in computing the tax benefit for the first three months of 2004 was 39.2%. This expected 2004 effective tax rate is higher than the federal statutory rate due primarily to state income and franchise taxes.

     For the first quarter of 2003, we recorded a tax benefit of $0.8 million. The effective tax rate for the first quarter of 2003 was 32.1%.

Liquidation Basis

Changes in Net Assets in Liquidation – March 31, 2003

     Our net assets in liquidation at March 31, 2003 totaled $411.0 million, or $6.41 in net assets in liquidation per outstanding shares compared to $410.1 million, or $6.43 in net assets in liquidation per outstanding share at December 31, 2002.

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

Leasing Expenses

     Leasing expenses were $9.5 million for the first quarter of 2003. At March 31, 2003, approximately 4,401 of the 10,374 vehicles in our automobile lease portfolio, or 42%, were considered impaired under Statement No. 144. If the market values of the individual vehicles declined by $250, an additional 14% of the leases would be deemed to be impaired and, therefore, potentially subject to an impairment charge.

Income Taxes

     We recorded a tax benefit of $0.8 million for the three months ended March 31, 2003, which was recorded at an effective tax rate of 32.1%. This expected 2003 effective tax rate is lower than the federal statutory rate primarily due to state income and franchise taxes.

Balance Sheet Analysis

     Our total assets were $368.4 million at March 31, 2004 compared to $363.9 million at December 31, 2003.

Cash and Cash Equivalents

     At March 31, 2004, our cash and cash equivalents totaled $4.1 million and consisted of $1.0 million of cash deposited at depository institutions and $3.1 million of money market funds. At December 31, 2003, our cash and cash equivalents totaled $11.6 million and consisted of $11.5 million of cash deposited at depository institutions and $0.1 million of money market funds.

Restricted Cash

     We held $40.9 million and $32.2 million of restricted cash at March 31, 2004 and December 31, 2003, respectively. Restricted cash was comprised of cash collateral pledged to secure letters of credit, cash retained in reserve accounts established by BVAC’s auto securitization trusts for purposes of providing credit enhancement for our asset-backed bond issuances, cash collateral to meet margin requirements of counterparties to BVAC’s hedging contracts, cash collateral pledged to secure the Company’s financing secured by our auto lease cash flows, cash collateral retained to cure potential borrowing base deficiencies on BVAC’s warehouse line of credit, and cash collateral pledged to secure other contractual obligations.

Retained Interests in Securitizations

     The following table provides information, by securitization transaction, on the balance of retained interests in securitizations of auto installment contracts as of the dates indicated:

	March 31,	December 31,
	2004	2003
	(Dollars in thousands)
Available-for-sale
Transaction:
2002-LJ-1	$18,984	$18,744
2003-LJ-1	10,056	9,846

Total retained interests in securitizations	$29,040	$28,590

     Our retained interests are subordinate to investor interests. Their value is subject to credit, prepayment, and interest rate risks on the transferred auto installment contracts. At March 31, 2004, all retained interests in securitizations were classified as available-for-sale and reported at fair value. Unrealized gains of $0.6 million on retained interests available-for-sale were included in our stockholders’ equity (net of taxes) at March 31, 2004.

Mortgage-backed and Other Securities

     The following table provides information on the balance of mortgage-backed and other securities as of the dates indicated:

	March 31,	December 31,
	2004	2003
	(Dollars in thousands)
Available-for-sale
Mortgage-backed securities:
GNMA, Fannie Mae and Freddie Mac	$—	$5,335
Collateralized mortgage obligations	539	558

Total mortgage-backed securities	539	5,893
Asset-backed securities	211	246

Total mortgage-backed and other securities available-for-sale	$750	$6,139

     At March 31, 2004, all our securities were classified as available-for-sale. Net unrealized gains and losses on our securities available-for-sale are excluded from earnings and reported, net of applicable income taxes, as a separate component of stockholders’ equity. Gains and losses on sales of securities are recorded in earnings at the time of sale.

     We sold $5.1 million of mortgage-backed securities during the first quarter of 2004 and recognized a loss of $10 thousand on the sale. We did not purchase any mortgage-backed securities or other securities during the same period.

     We do not maintain a trading portfolio. Unrealized losses of $8 thousand on mortgage-backed securities available-for-sale were included in our stockholders’ equity (net of taxes) at March 31, 2004.

Loans

     The following table illustrates our loan portfolio as of the dates indicated:

	March 31, 2004	December 31, 2003
	(Dollars in thousands)
Loans receivable:
Auto installment contracts (1)	$201,816	$161,578
Other loans:
Franchise loans	6,314	6,428
Asset-based loans	503	844
Business loans	—	4,802

Total other loans	6,817	12,074
Loans before premiums, discounts, deferred fees and costs, net	208,633	173,652
Premiums, discounts, deferred fees and costs, net	5,113	3,996

Loans receivable (2) (3)	$213,746	$177,648

(1) Amounts exclude auto-related operating lease assets reported separately from loans and leases totaling $45.1 million at March 31, 2004 and $66.7 million at December 31, 2003.

(2) All loans and leases are classified as held-for-sale.

(3) Includes mark-to-market valuation reserves of $915 thousand and $3.2 million at March 31, 2004 and December 31, 2003, respectively.

     The increase in loans receivable from December 31, 2003 to March 31, 2004 was attributable to BVAC’s purchases of auto installment contracts partially offset by loan sales and repayments during the quarter. During the quarter, we completed the sale of $10.1 million of loans and received an additional $23.4 million in loan repayments. Other than BVAC’s purchases, we ceased all other loan production activities during the fourth quarter of 2002.

Auto Installment Contracts

     During the first quarter of 2004, BVAC purchased $69.3 million of auto installment contracts on new and used vehicles. The quarter-to-date volume consisted of 2,289 contracts with weighted-average contract rates of 7.90% and weighted-average FICO scores of 734. At March 31, 2004, BVAC was servicing 29,824 contracts representing $560.4 million of managed loans.

     BVAC sold approximately $5.3 million of auto installment contracts during the quarter. Repayments of installment contracts totaled $22.8 million during the quarter.

Other Loans

     During the quarter, we sold $4.8 million of business loans and received $0.6 million of loan repayments on asset-based and franchise loans. At March 31, 2004, the net carrying value of our remaining investment in loans to be liquidated was $6.8 million compared to $12.1 million at December 31, 2003.

Credit Quality

     We define nonperforming assets as nonaccrual loans, real estate owned, defaulted mortgage-backed securities and other repossessed assets. We define nonaccrual loans as loans 90 days or more delinquent as to principal and interest payments (unless the principal and interest are well secured and in the process of collection) and loans less than 90 days delinquent designated as nonperforming when we determine that the full collection of principal and/or interest is doubtful. We do not record interest on nonaccrual loans.

     The following table illustrates our nonperforming assets as of the dates indicated:

	March 31,	December 31,
	2004	2003
	(Dollars in thousands)
Nonaccrual loans	$1,273	$1,924
Real estate owned	4,254	4,955
Other repossessed assets	301	254

Nonperforming assets	$5,828	$7,133

     The decrease in total nonperforming assets at March 31, 2004, compared to December 31, 2003, was primarily due to a decrease in nonaccruing asset-based loans and the sale of real estate owned. Our nonperforming assets included mark-to-market valuation reserves of $0.8 million and $1.4 million at March 31, 2004 and December 31, 2003, respectively. Nonperforming assets excluding franchise-related assets were $0.8 million March 31,2004 compared to $1.4 million at December 31, 2003, while non-franchise nonaccrual loans were $0.3 million at March 31, 2004 compared to $0.9 million at December 31, 2003.

     The following table illustrates nonperforming assets and nonperforming assets as a percentage of consolidated total assets by their original loan and lease type:

		Nonperforming Assets
	as a Percentage of Consolidated Total Assets
	March 31, 2004		December 31, 2003
		(Dollars in thousands)
Auto installment contracts	$110	0.03%	$338	0.09%
Commercial real estate loans	170	0.05	181	0.05
Franchise loans	5,045	1.37	5,757	1.58
Asset-based loans	503	0.13	857	0.24

Total	$5,828	1.58%	$7,133	1.96%

     Total loans delinquent 60 days or more were $652 thousand at March 31, 2004 compared to $748 thousand at December 31, 2003. Total loans delinquent 60 days or more as a percentage of loans receivable was 0.31% at March 31, 2004 compared to 0.42% at December 31, 2003.

Borrowings

     Our borrowings totaled $190.2 million at March 31, 2004 compared to $179.1 million at December 31, 2003. Our borrowings increased as BVAC utilized its warehouse credit facility to fund purchases of auto contracts partially offset by a decline in other borrowings.

     The following table illustrates outstanding borrowings as of the dates indicated:

	March 31, 2004	December 31, 2003
	(Dollars in thousands)
Warehouse credit facility	$155,158	$138,221
Other borrowings	10,211	16,055
Junior Subordinated Deferrable Interest Debentures	24,784	24,784

Total	$190,153	$179,060

Capital Securities

     During 2003, we adopted FASB Financial Interpretation No. 46, “Consolidation of Variable Interest Entities,” and accordingly, deconsolidated Bay View Capital I Trust. As a result, the 9.76% Cumulative Capital Securities (the “Capital Securities”) of Bay View Capital I Trust are no longer reflected on our Consolidated Statement of Financial Condition while the underlying 9.76% Junior Subordinated Deferrable Interest Debentures, which were acquired by Bay View Capital I Trust, are reflected as borrowings.

     During the quarter, we paid the quarterly dividend due on the remaining Bay View Capital I Trust Capital Securities outstanding as of March 30, 2004. We anticipate redeeming the remaining outstanding Capital Securities through a series of one or more additional partial redemptions beginning in June 2004.

Liquidity and Capital Resources

     The objective of our liquidity management is currently threefold — to ensure that funds are available to finance BVAC’s purchases, warehousing and securitization/sale of installment contracts, to fund other working capital needs, and to complete the liquidation of the Bank and distribute the proceeds from the remainder of the liquidation to stockholders. At March 31, 2004, we had $4.1 million of cash and cash equivalents and $94.8 million of available borrowing capacity on our warehouse credit facility of which $28.9 million was immediately available based upon the availability of BVAC-owned auto installment contracts eligible for pledging.

     With our adoption of a plan of partial liquidation, BVAC is our primary remaining subsidiary. With the exception of BVAC’s assets and liabilities and our operating auto lease assets, we are proceeding with the remaining liquidation and anticipate that this process will be substantially completed during 2004. The liquidation of the auto leases, which will result from sales of the leased vehicles as the lease contracts are repaid or expire, is anticipated to be completed by the end of the third quarter of 2005, consistent with the maturities of these leases.

     On December 30, 2003, we distributed $263.2 million, or $4.00 per share in cash, to common stockholders and, on December 31, 2003, redeemed $63.5 million, or approximately 74%, of the outstanding Capital Securities.

     During the first quarter of 2004, we paid the quarterly dividend due on the remaining Bay View Capital I Trust Capital Securities outstanding as of March 30, 2004. We anticipate redeeming the remaining outstanding Capital Securities through a series of one or more additional partial redemptions beginning in June 2004. We also anticipate making a cash distribution of $0.25 per share to common stockholders at the end of the second quarter of 2004. The repayment of the Capital Securities and the cash distributions to stockholders will be funded with existing cash and cash equivalents as well as proceeds from the disposition of remaining assets from discontinued banking activities. BVAC funds its purchases of installment contracts with its credit facility and will periodically securitize or sell these contracts in order to provide it with liquidity to continue its purchases.

     Our stockholders’ equity was re-established upon our re-adoption of a going concern basis of accounting effective October 1, 2003. Stockholders’ equity totaled $155.3 million at March 31, 2004 compared to $155.8 million at December 31, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

     Fixed-rate Auto Installment Contracts

     The installment contracts we purchase are fixed-rate contracts. We purchase these contracts with the intention of periodically selling the contracts through asset-backed securitization transactions or sales of pools of whole loans. Investors in these securitization or whole loan sale transactions require a yield that is commensurate with prevailing market interest rates. The prices offered by investors in these transactions reflect prevailing market interest rates at the time of these transactions, which creates price risk for the Company during the period it warehouses, or owns, these fixed-rate contracts. Accordingly, our earnings are affected by changes in prevailing market interest rates. Rising market interest rates generally reduce the value of our fixed-rate installment contracts thereby diminishing the gains we would realize in the sale or securitization of these contracts.

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

     To protect the Company from interest risk, we use various derivative financial instruments including interest rate swap contracts to protect the market value of our warehouse inventory of installment contracts and the net interest income produced by our warehouse inventory. The market value of these derivative instruments is designed to respond inversely to the market value of our warehouse inventory resulting from changes in prevailing market interest rates. These agreements are entered into as we purchase installment contracts; the agreements are closed out at the time underlying installment contracts are securitized or sold. Our policy is to maintain a substantially hedged position on our warehouse inventory. There were no material changes in market risks in the current quarter.

     At March 31, 2004, we had entered into swap contracts with a total notional amount of $173.0 million under which we pay a fixed interest rate of 2.23% and receive a floating interest rate of 1.11%. These contracts mature from September 2004 to March 2007. At March 31, 2004, we had an unrealized loss of $1.7 million in our swap contracts. At this date, we estimate that an increase of 100 and 200 basis points would have resulted in an approximate unrealized gain of $0.8 million and $3.4 million; respectively; while a decrease of 100 basis points would have resulted in an approximate unrealized loss of $4.4 million.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

a(i)	Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

b(i)	The Registrant filed the following report on Form 8-K dated January 30, 2004 during the three months ended March 31, 2004:

The Registrant furnished as Exhibit 99.1 a copy of its earnings release for the quarter ended December 31, 2003.

b(ii)	The Registrant filed the following report on Form 8-K dated February 13, 2004 during the three months ended March 31, 2004:

The Board of Directors established April 29, 2004 as the date of the Annual Meeting of Stockholders.

b(ii)	The Registrant filed the following report on Form 8-K dated March 19, 2004 during the three months ended March 31, 2004:

In a press release dated March 12, 2004, the Registrant announced the resignation of James A. Badame, President of Bay View Acceptance Corporation (“BVAC”), the Company’s automobile finance subsidiary effective March 19, 2004. Charles G. Cooper, the Registrant’s President and Chief Executive Officer, will serve as interim President of BVAC until Mr. Badame’s replacement is found.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAY VIEW CAPITAL CORPORATION Registrant

DATE: May 10, 2004	BY:	/s/ John Okubo

John Okubo
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)