Form 10-K/A
period 2003-12-31
BAY VIEW CAPITAL CORP
filed 2004-08-13
CIK 840387

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

     There were 6,578,029 shares of Common Stock, $0.01 par value, outstanding as of February 27, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

     Part III of Form 10-K – Portions of the definitive Proxy Statement for Registrant’s 2004 Annual Meeting of Stockholders to be filed not later than April 29, 2004 with the Securities and Exchange Commission are incorporated by reference in Items 10, 11, 12, 13 and 14.

EXPLANATORY NOTE:

     This Amendment No. 1 on Form 10-K/A amends and restates Items 1, 5, 6, 7, 8 and 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 15, 2004 (the “Original Filing”). We are filing this Amendment No. 1 to reflect the restatement of our consolidated financial statements as of and for the three months ended December 31, 2003.

     As discussed in more detail in Note 3 to our consolidated financial statements contained in this Form 10-K/A, the restatement resulted from a review of the Company’s application of FASB Statement No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” to our auto finance subsidiary’s portfolio of auto contracts held-for-sale. The effect of the restatement is to increase total assets and net income as of and for the three months ended December 31, 2003 by $182 thousand. This Form 10-K/A also includes adjustments to reflect the 1-for-10 reverse stock split effected on June 30, 2004. Accordingly, all shares outstanding and per share amounts are presented herein on a post-reverse stock split basis.

     Except as set forth above, this Form 10-K/A continues to speak as of March 15, 2004, the date of the filing of the Original Filing, and we have not updated the disclosures contained herein to reflect any events that have occurred thereafter. For a discussion of events and developments thereafter, reference is made to the periodic reports we have filed with the Securities and Exchange Commission since March 15, 2004.

     Our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 will also be restated in a similar fashion and will be filed simultaneously with this Form 10-K/A.

FORM 10-K/A

Forward-Looking Statements

     This Form 10-K Annual Report of Bay View Capital Corporation (the “Company,” “we,” “us,” or “our”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that describe our plans for our automobile finance company, Bay View Acceptance Corporation (“BVAC”), and the continuing disposition of assets and satisfaction of liabilities the Company acquired when the banking activities of Bay View Bank, N.A. (the “Bank”) were discontinued effective September 30, 2003. These forward-looking statements are identified by use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and similar terms and phrases, including references to assumptions. These forward-looking statements are necessarily based on assumptions as of the date of the Original Filing and involve risks and uncertainties. Accordingly, the Company’s actual results from the ongoing operations of BVAC and the continuing disposition of assets and satisfaction of liabilities from the discontinued banking activities may differ materially from those that the Company currently anticipates.

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

     The Company proposes to make approximately $14.50 per share in cash distributions to our stockholders from the proceeds of the disposition of assets from discontinued banking activities. The factors that could reduce the amounts ultimately distributed or that could cause a delay in making the distributions include the following:

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

     The background of the Plan and our Board’s decision to adopt the Amended Plan is as follows:

•	As previously reported, the substantial losses we suffered in 2000 materially adversely affected our regulatory capital levels as well as those of the Bank. The adverse effect on our regulatory capital level and that of the Bank resulted in the imposition of written regulatory agreements pursuant to 12 U.S.C. 1818(b) by the Board of Governors of the Federal Reserve System (the “FRB”) with respect to us and by the Office of the Comptroller of the Currency (the “OCC”) with respect to the Bank.

•	In March 2001, in light of the critical financial condition and our uncertain future of us and that of the Bank, we and the Bank retained new management to develop and implement a strategic plan to restore the financial stability of us and the Bank. The principal elements of the strategic plan were the sale of the Bank’s higher risk assets, including the sale of its franchise loan servicing operations and franchise loans, and a renewed focus on the Bank’s commercial and retail banking platforms.

•	Following the significant and successful turnaround actions undertaken and completed in 2001 under the strategic plan, we began active consideration of various alternatives to maximize our value to our stockholders. We retained Credit Suisse First Boston Corporation to assist us in evaluating a variety of transactions. Through this evaluation process, we determined that greater stockholder value could be obtained by adopting the Plan and selling our and the Bank’s assets to a series of purchasers rather than by an alternative approach such as selling or merging us or the Bank as a whole.

•	As a result of the decision to proceed with the Plan, we and the Bank engaged in asset disposition activities. The two principal asset disposition transactions effected were the sale of approximately $1.0 billion of multifamily and commercial real estate loans to Washington Mutual Bank, FSA in August 2002 and the sale of the Bank’s retail banking assets (including 57 branch offices; MoneyCare; service center operations; approximately $327.7 million of single family residential mortgages, home equity and commercial loans) and the assumption of $3.3 billion of deposit liabilities, to U.S. Bank National Association (“U.S. Bank”) on November 1, 2002.

•	The dissolution and liquidation of the Bank was completed on September 30, 2003. On that date, the Bank transferred its remaining assets and liabilities to us, as the Bank’s sole stockholder. From November 1, 2002 until its dissolution, the Bank did not operate any branches, did not accept any deposits, and did not otherwise conduct traditional banking activities. During the period from November 1, 2002 through September 30, 2003, our principal business activity has been the ongoing disposition of the Bank’s remaining assets, and the satisfaction of its liabilities. Net interest income, the difference between interest received and interest paid, comprised the majority of our operating earnings in 2003. As we continue to sell assets and discharge liabilities, these operating earnings will continue to contract.

•	In October 2003, our Board of Directors adopted the Amended Plan. Among the factors considered by our Board of Directors in deciding to engage in a partial liquidation rather than a complete liquidation were; adverse market conditions in the auto sector, which caused our Board to conclude that the near-term sale or distribution of the stock of BVAC to our stockholders would not be the best method of maximizing stockholder value; a determination that our remaining tax net operating loss carryforwards could be more fully utilized by continuing to operate BVAC beyond the third quarter of 2005; and, the opportunity to obtain greater corporate and financial flexibility than if we were limited to operating as a dissolving corporation. In accordance with the Amended Plan, we made an initial cash distribution of $263.2 million, or $40.00 per share, to our stockholders on December 30, 2003 and redeemed $63.5 million of the 9.76% Cumulative Capital Securities on December 31, 2003.

     In the course of resolving the remaining assets and liabilities from discontinued banking activities during 2004 and 2005, we currently anticipate making additional cash distributions of approximately $14.50 per share to our common stockholders through a series of six quarterly distributions beginning in the second quarter of 2004 and continuing through the third quarter of 2005. We believe that each of the first five of these distributions will be approximately $2.50 per share with the sixth distribution approximating $2.00 per share. The timing and amount of these distributions will vary depending on our Board’s future decisions about BVAC and how to maximize stockholder value.

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

Item 3. Legal Proceedings

     We are involved as plaintiff or defendant in various legal actions and are occasionally exposed to unasserted claims arising in the normal course of business. In the opinion of management, after consultation with counsel, the resolution of these legal actions will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended December 31, 2003.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     At December 31, 2003, our common stock was traded on the NYSE under the stock symbol “BVC.” At December 31, 2003, 6,575,890 shares of our common stock were outstanding, and held by 1,334 stockholders of record. On December 30, 2003, we distributed $40.00 per share in cash, to common stockholders of record as of December 19, 2003. No dividends or distributions were declared in 2002. The following tables illustrate quarterly closing stock price activity for 2003 and 2002 (presented based on historical stock prices prior to the 1-for-10 reverse stock split effected on June 30, 2004):

	2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Stock price - high	$5.88	$5.80	$6.15	$6.21
Stock price - low	$5.37	$5.45	$5.77	$2.14

	2002
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Stock price - high	$7.50	$7.16	$6.76	$5.97
Stock price - low	$6.38	$6.35	$5.51	$5.54

Item 6. Selected Financial Data - Five-Year Financial Information

	At December 31,
Selected Balance Sheet Information (1)	2003	2002	2001	2000	1999
	Going Concern Basis	Liquidation Basis	Going Concern
	(Dollars in thousands)
Total assets	$364,118	$875,545	$4,014,105	$5,360,931	$6,498,700
Investment securities	28,836	38,137	98,980	33,009	59,060
Mortgage-backed securities	5,893	32,516	278,891	642,628	654,713
Loans and leases held-for-investment, net	—	—	2,326,787	2,751,794	4,295,246
Loans and leases held-for-sale	177,948	311,014	40,608	345,207	66,247
Investment in operating lease assets, net	66,657	191,005	339,349	479,829	463,088
Intangible assets	1,846	—	123,573	134,936	329,005
Deposits	—	224,189	3,234,927	3,746,312	3,729,780
Borrowings	179,060	61,969	287,168	1,153,443	1,935,517
Capital Securities (2)	—	90,000	90,000	90,000	90,000
Net assets in liquidation	—	410,064	—	—	—
Stockholders’ equity	155,932	—	336,187	297,849	631,194

	For the	For the	For the	For the
	Three	Nine	Three	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	December	September	December	September
	31,	30,	31,	30,	For the Year Ended December 31,
	2003	2003	2002	2002	2001	2000	1999
	Going
	Concern
Selected Results of Operations Information (1)	Basis	Liquidation Basis		Going Concern Basis
		(Dollars in thousands, except per share amounts)
Interest income	$4,936	$17,951	$17,247	$145,239	$302,745	$460,192	$421,656
Interest expense	(3,612)	(8,411)	(10,001)	(60,068)	(180,497)	(294,752)	(251,172)

Net interest income	1,324	9,540	7,246	85,171	122,248	165,440	170,484
Provision for losses on loans and leases	—	—	—	(10,700)	(71,890)	(62,600)	(28,311)
Leasing income	6,907	32,578	14,639	56,188	92,305	97,207	58,558
Gain (loss) on sales of assets and liabilities, net	842	787	81	18,625	(10,547)	(52,606)	10,058
Other income, net	2,586	3,722	3,600	16,752	25,411	32,041	22,916
General and administrative expenses	(5,747)	(26,338)	(17,697)	(106,101)	(155,287)	(158,590)	(117,116)
Restructuring charges	—	—	—	—	(6,935)	(9,213)	—
Revaluation of franchise-related assets	—	—	—	—	(70,146)	(101,894)	—
Leasing expense	(5,938)	(24,421)	(10,854)	(43,984)	(86,120)	(69,350)	(40,188)
Real estate operations, net	(831)	(463)	(397)	(1,222)	(5,021)	(65)	238
Amortization of intangible assets	—	—	—	(993)	(11,280)	(20,766)	(13,687)
Write-off of intangible assets – franchise	—	—	—	—	—	(192,622)	—

Income (loss) before income tax expense (benefit)	(857)	(4,595)	(3,382)	13,736	(177,262)	(373,018)	62,952
Adjustment for liquidation basis	—	(5,995)	(2,761)	266,510	—	—	—
Income tax (expense) benefit	184	6,252	4,886	(181,792)	85,866	55,810	(25,053)
Dividends on Capital Securities (3)	—	—	(2,742)	(7,873)	(9,774)	(8,989)	(8,935)
Cumulative effect of change in accounting principle	—	—	—	(18,920)	—	—	—

Net income (loss) and changes in net assets in liquidation	$(673)	$(4,338)	$(3,999)	$71,661	$(101,170)	$(326,197)	$28,964

liquidation
Earnings (loss) per diluted share(4)	$0.10	N/A	N/A	$11.35	$(19.89)	$(99.97)	$13.59
Cash distribution/Dividends declared per share(4)	$40.00	$—	$—	$—	$—	$3.00	$3.00

	At and For the Year Ended December 31,
Selected Other Information (1)	2003	2002	2001	2000	1999
	Going Concern Basis	Liquidation Basis	Going Concern Basis
	(Dollars in thousands, except per share amounts)
Net interest margin	2.71%	N/A	3.18%	3.13%	3.23%
Book value per share	$23.71	N/A	$53.72	$91.43	$193.80
Nonperforming assets	$7,133	$27,268	$89,817	$101,173	$25,939
Ratio of nonperforming assets to total assets	1.96%	3.11%	2.24%	1.89%	0.40%

(1)	The financial statements for the periods from September 30, 2002 through September 30, 2003 have been prepared using liquidation basis accounting.

(2)	Effective December 31, 2003, the Company adopted FASB Financial Interpretation No. 46, “Consolidation of Variable Interest Entities,” and accordingly, deconsolidated Bay View Capital I Trust. As a result, as of December 31, 2003, the 9.76% Capital Securities of Bay View Capital I Trust are no longer reflected on the Company’s Consolidated Statement of Financial Condition while the Company’s underlying 9.76% Junior Subordinated Deferrable Interest Debentures, which were acquired by Bay View Capital I Trust, are reflected as borrowings of the Company.

(3)	Effective July 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Year-to-date dividend expense on the Capital Securities is now reflected in interest on borrowings. Statement No. 150 does not allow for prior year restatements.

(4)	Adjusted to reflect 1-for-10 reverse stock split.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX

Strategic Overview	15
Restatement	15
Our Strategy	15
Auto Finance	16
Critical Accounting Policies	17
Accounting Changes and Recent Accounting Pronouncements	19
Results of Operations	21
Going Concern Basis
Results of Operations – Three Months ended December 31, 2003	21
Liquidation Basis
Changes in Net Assets in Liquidation – Nine Months ended September 30, 2003	24
Changes in Net Assets in Liquidation – Three Months ended December 31, 2002	25
Going Concern Basis
Results of Operations – Nine Months ended September 30, 2002	26
Results of Operations – Year ended December 31, 2001	31
Balance Sheet Analysis	36
Cash and Cash Equivalents	36
Restricted Cash	36
Retained Interests in Securitizations	36
Mortgage-backed and Other Securities	37
Loans and Leases	38
Deposits	42
Borrowings	42
Liquidity and Capital Resources	43
Stock Repurchase Program	44
Impact of Inflation and Changing Prices	44

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

Restatement

     Subsequent to the issuance of our consolidated financial statements as of and for the year ended December 31, 2003, we restated our consolidated financial statements to reflect the items discussed in Note 3 to our consolidated financial statements. The effects of the restatement have been reflected in the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our restated consolidated financial statements also include adjustments to reflect the 1-for-10 reverse stock split effected on June 30, 2004. Accordingly, all shares outstanding and per share amounts are presented herein on a post-reverse stock split basis.

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

     Because of changing market conditions in the auto finance sector during the fourth quarter of 2003, as discussed elsewhere herein, we believed that the near-term sale or distribution of the stock of BVAC to stockholders was no longer the best method of achieving maximum stockholder value. Accordingly, during the fourth quarter of 2003, our Board of Directors adopted a plan of partial liquidation (the “Amended Plan”) under which we will complete the liquidation of the assets and satisfaction of the liabilities of the Bank remaining after the Bank’s September 30, 2003 dissolution, distribute the proceeds to our stockholders through a series of cash distributions, and continue to operate BVAC on an ongoing basis. In accordance with the Amended Plan, we distributed $40.00 per share in cash to our stockholders on December 30, 2003. We intend to make further distributions of the proceeds to our stockholders through a series of cash distributions.

     Following, in general terms, is a description of the federal income taxation of distributions as a result of the Company’s change from a plan of complete liquidation to a plan of partial liquidation. Stockholders should consult with their tax advisors to determine their individual tax situations. For non-corporate stockholders, the distribution of $40.00 per share on December 30, 2003 should be treated as an exchange that generates capital gain or loss. The capital gain or loss is the difference between the $40.00 per share distribution and the allocated cost basis per share. Such allocated cost basis is equal to the stockholder’s cost basis multiplied by 64.78%, which is the ratio of the $40.00 distribution to the average per share price on the distribution date of $61.75. Any such basis allocated to the exchange would reduce the stockholder’s remaining cost basis. These rules are described in I.R.S. Revenue Ruling 77-245. For corporate stockholders, the $40.00 distribution should be taxable as a dividend. For all stockholders, distributions after 2003 will be taxed as dividends to the extent of the Company’s current or accumulated earnings and profits, with any excess being treated first as a return of capital to the extent of any remaining cost basis in the stock, then as a capital gain.

     Our decision to partially liquidate and to continue to operate BVAC on an ongoing basis, warranted the termination of our use of the liquidation basis of accounting. We re-adopted the going concern basis of accounting and re-established our stockholders’ equity effective October 1, 2003. At December 31, 2003, stockholders equity was $155.9 million.

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

Income Taxes

     At December 31, 2003, net deferred tax assets were $16.1 million after a valuation allowance of $21.5 million. This valuation allowance was established in consideration of the Company’s projected future net income available to realize the deferred tax assets under the Amended Plan in years after 2003. The realization of deferred tax assets is dependent upon our ability to generate future taxable income.

Accounting Changes and Recent Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement replaced the accounting and reporting provisions of Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” It requires that costs associated with an exit or disposal activity be recognized when a liability is incurred rather than at the date an entity commits to an exit plan. The Company adopted Statement No. 146 upon its re-adoption of going concern basis accounting effective October 1, 2003. The adoption of Statement No. 146 had no material impact on our consolidated statements of financial condition, results of operations or cash flows.

     In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 expands on the accounting guidance of Statement Nos. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34 which was superseded. FIN 45 elaborates on the existing disclosure requirements for most guarantees and requires that guarantors recognize a liability for the fair value of guarantees at inception. The disclosure requirements of this Interpretation were effective for financial statement periods ending after December 15, 2002. The initial recognition and measurement provisions of FIN 45 were applied on a prospective basis to guarantees issued or modified after December 31, 2002. Significant guarantees that have been entered into by the Company are disclosed in Note 18. The adoption of this Interpretation did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

     Under the liquidation basis of accounting, the Consolidated Statement of Operations and Comprehensive Income was replaced with the Consolidated Statement of Changes in Net Assets in Liquidation. For reporting periods prior to September 30, 2002, our financial statements are presented on a going concern basis of accounting. As a result, we are providing, in Item 8. Financial Statements and Supplementary Data, (1) a Consolidated Statement of Financial Condition as of December 31, 2003 and a Consolidated Statement of Net Assets (Liquidation Basis) as of December 31, 2002, (2) a Consolidated Statement of Operations and Comprehensive Income (Loss) for the three months ended December 31, 2003, (3) a Consolidated Statement of Changes in Net Assets in Liquidation (Liquidation Basis) for the nine months ended September 30, 2003 and the three months ended December 31, 2002, and (4) Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2002 and the year ended December 31, 2001.

Going Concern Basis

Results of Operations – Three Months ended December 31, 2003

     Our net loss for the quarter ended December 31, 2003, including net adjustments required to re-adopt the going concern basis of accounting effective October 1, 2003, totaled $0.7 million, or $0.10 per diluted share, and consisted of income from ongoing operations of BVAC totaling $0.8 million offset by a net loss of $1.5 million from our liquidating activities. As discussed under “Critical Accounting Policies, Going Concern vs. Liquidation Basis Accounting,” in connection with our re-adoption of the going concern basis of accounting, we recognized $0.7 million of pre-tax expense and $1.1 million of additions to stockholders’ equity in the three-month period ended December 31, 2003.

     For the quarter ended December 31, 2003, interest income was $4.9 million and the average yield on interest-earning assets was 4.56% while interest expense on our borrowings was $3.6 million and the average cost of borrowings, largely comprised of interest on our Junior Debentures, was 11.20%. The negative interest rate spread for the quarter, the difference between the yield on interest-earning assets and the cost of our borrowings, was attributable to large balances of cash and cash equivalents which were accumulated in the quarter in order to distribute $263.2 million, or $40.00 per share in cash, to common stockholders on December 30, 2003 and redeem $63.5 million, or approximately 74% of the Capital Securities issued by Bay View Capital I Trust on December 31, 2003. Money market yields earned on the cash and cash equivalent balances caused a significant decline in the overall yield of interest-earning assets in the quarter ended December 31, 2003.

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

     The following table illustrates average yields on our interest-earning assets and average rates on our interest-bearing liabilities for the period indicated:

	AVERAGE BALANCES, YIELDS AND RATES
	For the Three Months Ended December 31, 2003
	Average		Average
	Balance	Interest	Yield/Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans and leases	$175,621	$3,757	8.48%
Mortgage-backed securities	11,105	166	5.95
Investments	242,863	1,013	1.65

Total interest-earning assets	429,589	4,936	4.56%

Other assets	29,740

Total assets	$459,329

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Borrowings	$128,781	$3,612	11.20%

Total interest-bearing liabilities	128,781	3,612	11.20%

Other liabilities	47,550

Total liabilities	176,331
Stockholders’ equity	282,998

Total liabilities and stockholders’ equity	$459,329

Net interest income/net interest spread		$1,324	(6.64)%

Net interest-earning assets	$300,808

Net interest margin			1.71%

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

Income Taxes

     We recorded a tax benefit of $0.2 million for the fourth quarter of 2003. Our effective tax rate of 55.7% differed from the federal statutory rate due primarily to nondeductible compensation and reduced levels of state income and franchise taxes.

Liquidation Basis

Changes in Net Assets in Liquidation – Nine Months ended September 30, 2003

     Our net assets in liquidation totaled $409.8 million, or $63.60 in net assets in liquidation per outstanding diluted share at September 30, 2003 compared to $410.1 million, or $64.30 in net assets in liquidation per outstanding diluted share at December 31, 2002.

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

Changes in Net Assets in Liquidation – Three Months ended December 31, 2002

     Our net assets in liquidation at December 31, 2002 totaled $410.1 million, or $64.30 in net assets in liquidation per outstanding share compared to $413.7 million, or $65.00 in net assets in liquidation per outstanding share at September 30, 2002. The decrease in net assets in liquidation and net assets in liquidation per outstanding share was primarily the result of a $6.1 million pre-tax loss from operations recorded during the fourth quarter of 2002 and $2.8 million of net charges for additional liquidation valuation adjustments partially offset by a tax benefit of $4.9 million.

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

Going Concern Basis

Results of Operations – Nine Months ended September 30, 2002

     Our net income for the first nine months of 2002, including net adjustments required to convert from the going concern basis of accounting to the liquidation basis of accounting effective September 30, 2002, totaled $71.7 million, or $11.35 per diluted share. Excluding the liquidation adjustments, our operating income before taxes totaled $5.9 million for the first nine months of 2002.

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

Results of Operations – Year ended December 31, 2001

     For the year ended December 31, 2001, our consolidated net loss was $101.2 million, or $19.89 per diluted share. The net loss for 2001 was primarily due to charges incurred in connection with a strategic plan adopted during 2001. These charges included $70.1 million associated with the revaluation of franchise-related assets, $59.5 million of provision for loan and lease losses related to franchise loans, $18.7 million of additional provision for impairment primarily as a result of writing down residual values associated with the auto lease portfolio, $10.5 million in net losses on sales of assets, $8.2 million in FHLB prepayment penalties related to prepayments of high-cost borrowings, and $6.9 million of restructuring charges primarily related to a reduction of our workforce.

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

Balance Sheet Analysis

     Our total assets were $364.1 million at December 31, 2003 on a going concern basis, compared to $875.5 million at December 31, 2002 on a liquidation basis. The decrease of $511.4 million was, in general, attributable to the liquidation of assets and the satisfaction of liabilities of the Bank completed under our Amended Plan. At year-end, we distributed $263.2 million, or $40.00 per share, in cash to our common stockholders and redeemed $63.5 million, or approximately 74%, of the outstanding Capital Securities issued by our Bay View Capital I Trust.

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

Loans and Leases

     The following table shows the composition of our loan and lease portfolio as of the dates indicated:

	At December 31,
	2003		2002
		% of		% of
	Amount	Total	Amount	Total
	(Dollars in thousands)
Loans and leases receivable:
Auto installment contracts (1)	$161,578	93.0%	$142,357	45.8%
Other loans and leases:
Multi-family mortgage loans	—	—	2,443	0.8
Commercial mortgage loans	—	—	7,712	2.5
Franchise loans	6,428	3.7	46,928	15.1
Asset-based loans, syndicated loans, factored receivables and commercial leases	844	0.5	104,362	33.5
Business loans	4,802	2.8	7,212	2.3

Total other loans and leases	12,074	7.0	168,657	54.2
Loan and leases before premiums, discounts, deferred fees and costs, net	173,652	100.0%	311,014	100.0%

Premiums, discounts, deferred fees and costs, net (2)	4,296		—

Loans and leases receivable (3)	$177,948		$311,014

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

     Since the U.S. Bank transaction, we have used the proceeds from our liquidation, and sales and a securitization of auto installment contracts to fund BVAC’s purchases of installment contracts, repay borrowings and maturing brokered certificates of deposit, pay a $40.00 per share distribution to our common stockholders and to meet other working capital needs. With our adoption of a process of partial liquidation, BVAC is the sole operating subsidiary that has ongoing operations. With the exception of BVAC’s assets and liabilities and our operating auto lease assets, we are proceeding with the remaining liquidation and anticipate that this process will be substantially completed during 2004. The liquidation of the auto leases, which will be funded from the proceeds from sales of the vehicles as they come off of expiring lease contracts, is anticipated to be completed by the end of the third quarter of 2005, consistent with the maturities of these leases. Our uses of liquidity are now largely limited to funding BVAC’s purchases of installment contracts and its other working capital needs.

     On December 31, 2002, following approval by the FRB of San Francisco, we paid cumulative deferred distributions, interest on the deferred distributions and the current quarterly distribution on our Capital Securities. During 2003, we paid the quarterly dividends as scheduled. On December 30, 2003, we distributed $263.2 million, or $40.00 per share in cash, to common stockholders and, on December 31, 2003, redeemed $63.5 million, or approximately 74%, of the outstanding Capital Securities of the Bay View Capital I Trust.

     We currently anticipate redeeming the remaining $22.0 million of the Bay View Capital I Trust, 9.76% Cumulative Capital Securities during 2004. We also anticipate making additional cash distributions of approximately $14.50 per share to common stockholders through a series of six quarterly distributions beginning in the second quarter of 2004 and continuing through the third quarter of 2005. The repayment of the Capital Securities and the cash distributions to stockholders will be funded with existing cash and cash equivalents as well as proceeds from the disposition of remaining assets during 2004 and 2005. During the fourth quarter, BVAC pledged the balance of its warehouse inventory of installment contracts and drew on its credit facility. Subsequently, BVAC will fund its purchases of installment contracts with its credit facility and will periodically securitize or sell these contracts in order to provide it with liquidity to continue its purchases.

     Our stockholders’ equity was re-established upon our re-adoption of a going concern basis of accounting effective October 1, 2003. Stockholders’ equity totaled $155.9 million at December 31, 2003.

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

     The following table provides information about the Company’s interest rate-sensitive financial instruments by expected maturity date as of December 31, 2003 (dollars in thousands):

Years Ending December 31,	2004	2005	2006	2007	2008	Thereafter	Fair Value
Assets:
Securities available-for-sale
Principal amounts	$3,303	$2,596	$1,754	$13,056	$(86)	$7,967	$28,590
Weighted-average yield	12.12%	12.11%	12.12%	12.01%	12.50%	12.50%
Mortgage-backed and other securities available-for-sale
Principal amounts	$6,139	$—	$—	$—	$—	$—	$6,139
Weighted-average yield	5.71%	0.00%	0.00%	0.00%	0.00%	0.00%
Installment contracts held-for-sale
Principal amounts	$165,874	$—	$—	$—	$—	$—	$167,213
Weighted-average yield	7.57%	0.00%	0.00%	0.00%	0.00%	0.00%
Other loans held-for-sale
Principal amounts	$12,074	$—	$—	$—	$—	$—	$12,074
Weighted-average yield	8.51%	0.00%	0.00%	0.00%	0.00%	0.00%
Liabilities:
Borrowings – warehouse credit facility
Principal amounts	$138,221	$—	$—	$—	$—	$—	$138,221
Weighted-average interest rate	2.50%	0.00%	0.00%	0.00%	0.00%	0.00%
Borrowings – other borrowings
Principal amounts	$13,909	$2,146	$—	$—	$—	$—	$16,055
Weighted-average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
9.76% Junior subordinated deferrable interest debentures
Principal amounts	$—	$—	$—	$—	$—	$24,784	$24,784
Weighted-average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	9.76%
Interest Rate Derivatives:
Interest rate swaps
Notional amounts	$48,000	$10,000	$75,000	$—	$—	$—	$1,624
Average pay rate	1.35%	1.51%	2.99%	0.00%	0.00%	0.00%
Average receive rate	1.18%	1.18%	1.18%	0.00%	0.00%	0.00%

Item 8. Financial Statements and Supplementary Data

Bay View Capital Corporation and Subsidiaries
Consolidated Statement of Financial Condition (Going Concern Basis) as of December 31, 2003 and
Consolidated Statement of Net Assets (Liquidation Basis) as of December 31, 2002

	December 31, 2003	December 31, 2002
	Going Concern
	Basis (As Restated, See Note 3)	Liquidation Basis
	(Dollars in thousands)
ASSETS
Cash and cash equivalents:
Cash and due from depository institutions	$11,434	$56,070
Short-term investments	129	151,684

	11,563	207,754
Restricted cash	32,240	15,541
Securities available-for-sale:
Retained interests in securitizations	28,590	31,870
Mortgage-backed and other securities	6,139	38,783
Loans held-for-sale:
Installment contracts	165,874	142,357
Other loans	12,074	168,657
Investment in operating lease assets, net	66,657	191,005
Investment in stock of the Federal Home Loan Bank of San Francisco	—	16,075
Investment in stock of the Federal Reserve Bank	—	13,659
Real estate owned, net	4,955	2,402
Premises and equipment, net	371	1,327
Repossessed vehicles	438	502
Income taxes, net	21,031	—
Goodwill	1,846	—
Other assets	12,340	45,613

Total assets	$364,118	$875,545

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits – brokered certificates of deposit	$—	$224,189
Borrowings:
Warehouse credit facility	138,221	—
Other borrowings	16,055	61,969
Junior Subordinated Deferrable Interest Debentures	24,784	—
Income taxes, net	—	8,646
Deferred gain	—	12,817
Other liabilities	17,500	23,907
Liquidation reserve	11,626	43,953

Total liabilities	208,186	375,481

Guaranteed Preferred Beneficial Interest in our Junior Subordinated Deferrable Interest Debentures (“Capital Securities”)	—	90,000
Stockholders’ equity:
Series preferred stock; authorized, 7,000,000 shares; outstanding, none	—
Common stock ($.01 par value); authorized, 80,000,000 shares; issued, 2003 – 6,579,333 shares; 2002 – 6,298,974 shares; outstanding, 2003 – 6,575,890 shares; 2002 – 6,294,740 shares	658
Additional paid-in capital	156,588
Accumulated deficit	(673)
Treasury stock, at cost; 2003 – 3,443 shares	(587)
Accumulated other comprehensive loss	(54)

Total stockholders’ equity	155,932

Total liabilities and stockholders’ equity	$364,118	$465,481

Net assets in liquidation		$410,064

See notes to consolidated financial statements.

Bay View Capital Corporation
Consolidated Statement of Operations and Comprehensive Loss

For the Three
Months Ended
December 31, 2003 (As Restated, See Note 3)
Going Concern Basis
(Amounts in
thousands, except per
share amounts)
Interest income:
Interest on loans and leases	$3,757
Interest on mortgage-backed securities	166
Interest and dividends on investment securities	1,013

4,936
Interest expense:
Interest on borrowings	3,612

3,612
Net interest income	1,324
Noninterest income:
Leasing income	6,907
Loan fees and charges	213
Loan servicing income	1,132
Gain on sale of assets and liabilities, net	842
Other, net	1,241

10,335
Noninterest expense:
General and administrative	5,747
Leasing expenses	5,938
Real estate owned operations, net	831

12,516
Loss before income tax benefit	(857)
Income tax benefit	(184)

Net loss	$(673)

Basic loss per share	$(0.10)

Diluted loss per share	$(0.10)

Weighted-average basic shares outstanding	6,419

Weighted-average diluted shares outstanding	6,419

Net loss	$(673)
Other comprehensive loss, net of tax:
Change in unrealized loss on securities available-for-sale, net of tax benefit of $35 for the three months ended December 31, 2003	(54)

Other comprehensive loss	(54)

Comprehensive loss	$(727)

See notes to consolidated financial statements.

Bay View Capital Corporation
Consolidated Statements of Changes in Net Assets in Liquidation (Liquidation Basis)

	For the Nine	For the Three
	Months Ended	Months Ended
	September 30, 2003	December 31, 2002
	(Dollars in thousands)
Net assets in liquidation at beginning of period	$410,064	$413,675
Pre-tax loss	(4,595)	(6,124)
Changes in estimated values of assets and liabilities	(5,995)	(2,761)
Income tax benefit	6,252	4,886

Net loss	(4,338)	(3,999)
Other changes in net assets in liquidation	4,088	388

Net assets in liquidation at end of period	$409,814	$410,064

See notes to consolidated financial statements.

Bay View Capital Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Nine	For the Year
	Months Ended	Ended
	September 30,	December 31,
	2002	2001
	Going Concern Basis
	(Dollars in thousands, except per
	share amounts)
Interest income:
Interest on loans and leases	$122,208	$243,163
Interest on mortgage-backed securities	8,314	31,695
Interest and dividends on investment securities	14,717	27,887

	145,239	302,745
Interest expense:
Interest on deposits	44,509	135,736
Interest on borrowings	4,413	29,900
Interest on Senior Debentures and Subordinated Notes	11,146	14,861

	60,068	180,497
Net interest income	85,171	122,248
Provision for losses on loans and leases	10,700	71,890

Net interest income after provision for losses on loans and leases	74,471	50,358
Noninterest income:
Leasing income	56,188	92,305
Loan fees and charges	3,571	5,542
Loan servicing income	663	4,077
Account fees	5,858	7,947
Sales commissions	5,247	5,906
Gain (loss) on sale of assets and liabilities, net	18,625	(10,547)
Other, net	1,413	1,939

	91,565	107,169
Noninterest expense:
General and administrative:
Compensation and employee benefits	47,704	74,727
Occupancy and equipment	13,466	20,331
Professional services	10,808	16,198
Marketing	3,875	4,706
Data processing	2,696	4,410
Deposit insurance premiums and regulatory fees	5,424	9,300
Postage, telephone & travel	4,492	8,027
Prepayment penalty fees	—	8,231
Other, net	4,536	9,357

	93,001	155,287
Other noninterest expense:
Litigation settlement expense	13,100	—
Restructuring expenses	—	6,935
Revaluation of franchise-related assets	—	70,146
Leasing expenses	43,984	86,120
Real estate owned operations, net	956	2,085
Provision for losses on real estate owned	266	2,936
Amortization of intangible assets	993	11,280

	152,300	334,789
Income (loss) from operations	13,736	(177,262)
Adjustment for liquidation basis	266,510	—

Income (loss) before income tax expense (benefit)	280,246	(177,262)
Income tax expense (benefit)	181,792	(85,866)
Dividends on Capital Securities	7,873	9,774

Income (loss) before cumulative effect of change in accounting principle	90,581	(101,170)
Cumulative effect of change in accounting principle, net of applicable taxes of $2.3 million	(18,920)	—

Net income (loss)	$71,661	$(101,170)

Bay View Capital Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss) (continued)

	For the Nine	For the Year
	Months Ended	Ended
	September 30,	December 31,
	2002	2001
	Going Concern Basis
	(Dollars in thousands, except per
	share amounts)
Basic earnings (loss) per share before cumulative effect of change in accounting principle	$14.44	$(19.89)
Cumulative effect of change in accounting principle, net	(3.01)	—

Net basic earnings (loss) per share	$11.43	$(19.89)

Diluted earnings (loss) per share before cumulative effect of change in accounting principle	$14.35	$(19.89)
Cumulative effect of change in accounting principle, net	(3.00)	—

Net diluted earnings (loss) per share	$11.35	$(19.89)

Weighted-average basic shares outstanding	6,272	5,087

Weighted-average diluted shares outstanding	6,313	5,087

Net income (loss)	$71,661	$(101,170)
Other comprehensive income, net of tax:
Change in unrealized gain on securities available-for-sale, net of tax expense of $362 for 2001	—	513
Minimum pension liability adjustment, net of tax benefit of $207 for 2001	—	(294)

Other comprehensive income	—	219

Comprehensive income (loss)	$71,661	$(100,951)

See notes to consolidated financial statements.

Bay View Capital Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Net Assets in Liquidation

					Retained
	Number of			Additional	Earnings
	Shares	Common	Preferred	Paid-in	(Accumulated	Treasury
(Dollars in thousands, except per share amounts)	Issued	Stock	Stock	Capital	Deficit)	Stock
Balance at January 1, 2001	3,264	$326	$—	$456,045	$(156,877)	$(1,081)
Exercise of stock options, including tax benefits	2	—	—	94	—	—
Distribution of director’s retirement plan shares	1	—	—	73	—	—
Distribution of restricted shares	—	—	—	(273)	—	273
Proceeds from issuance of common stock, net of expenses of $2.0 million	2,397	240	—	107,760	—	—
Proceeds from issuance of 5,991,369 shares of preferred stock, net of expenses of $1.1 million	—	—	60	26,340	—	—
Conversion of preferred stock to common stock	599	60	(60)	—	—	—
Expense recognized on stock options with below market strike price	—	—	—	5,219	—	—
Unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	—
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—
Change in debt of ESOP	—	—	—	—	—	—
Net loss	—	—	—	—	(101,170)	—

Balance at December 31, 2001	6,263	626	—	595,258	(258,047)	(808)
Exercise of stock options, including tax benefits	12	2	—	568	—	—
Distribution of director’s retirement plan shares	2	—	—	165	—	—
Exercise of stock warrants	5	—	—	212	—	—
Expense recognized on stock options with below market strike price	—	—	—	4,033	—	—
Change in debt of ESOP	—	—	—	—	—	—
Net income	—	—	—	—	71,661	—
Other	—	—	—	—	5	—
Liquidation adjustment on securities available-for-sale, net of tax	—	—	—	—	—	—
Liquidation adjustment on pension liability	—	—	—	—	—	—
Transfer of stockholders’ equity to net assets in liquidation	—	(628)	—	(600,236)	186,381	808

Balance at September 30, 2002	6,282	—	—	—	—	—
Change in Net Assets in Liquidation from September 30, 2002 through September 30, 2003	92	—	—	—	—	—
Re-establish stockholders’ equity – October 1, 2003	6,374	638	—	146,727	—	(701)
Cash distribution on liquidated assets	—	—	—	—	—	—
Adjustment related to re-adoption of going concern basis of accounting	—	—	—	1,095	—	—
Exercise of stock options, including tax benefits	197	20	—	8,714	—	—
Exercise of stock warrants	4	—	—	166	—	—
Distribution of restricted shares	1	—	—	(114)	—	114
Net loss (As Restated, See Note 3)	—	—	—	—	(673)	—
Unrealized loss on securities available-for-sale, net of tax	—	—	—	—	—	—

Balance at December 31, 2003 (As Restated, See Note 3)	6,576	$658	$—	$156,588	$(673)	$(587)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Unrealized
	Gain (Loss)	Minimum	Debt of
	on Securities	Pension	Employee
	Available-	Liability	Stock	Total	Net Assets
	for-Sale,	Adjustment,	Ownership	Stockholders’	in
(Dollars in thousands, except per share amounts)	Net of Tax	Net of Tax	Plan	Equity	Liquidation
Balance at January 1, 2001	$10	$—	$(574)	$297,849	$—
Exercise of stock options, including tax benefits	—	—	—	94	—
Distribution of director’s retirement plan shares	—	—	—	73	—
Distribution of restricted shares	—	—	—	—	—
Proceeds from issuance of common stock, net of expenses of $2.0 million	—	—	—	108,000	—
Proceeds from issuance of 5,991,369 shares of preferred stock, net of expenses of $1.1 million	—	—	—	26,400	—
Conversion of preferred stock to common stock	—	—	—	—	—
Expense recognized on stock options with below market strike price	—	—	—	5,219	—
Unrealized gain on securities available-for-sale, net of tax	513	—	—	513	—
Minimum pension liability adjustment, net of tax	—	(294)	—	(294)	—
Change in debt of ESOP	—	—	(497)	(497)	—
Net loss	—	—	—	(101,170)	—

Balance at December 31, 2001	523	(294)	(1,071)	336,187	—
Exercise of stock options, including tax benefits	—	—	—	570	—
Distribution of director’s retirement plan shares	—	—	—	165	—
Exercise of stock warrants	—	—	—	212	—
Expense recognized on stock options with below market strike price	—	—	—	4,033	—
Change in debt of ESOP	—	—	1,071	1,071	—
Net income	—	—	—	71,661	—
Other	—	—	—	5	—
Liquidation adjustment on securities available- for sale, net of tax	(523)	—	—	(523)	—
Liquidation adjustment on pension liability	—	294	—	294	—
Transfer of stockholders’ equity to net assets in liquidation	—	—	—	(413,675)	413,675

Balance at September 30, 2002	—	—	—	—	413,675
Change in Net Assets in Liquidation from September 30, 2002 through September 30, 2003	—	—	—	—	(3,861)
Re-establish stockholders’ equity — October 1, 2003	—	—	—	146,664	(146,664)
Cash distribution on liquidated assets	—	—	—	—	(263,150)
Adjustment related to re-adoption of going concern basis of accounting	—	—	—	1,095	—
Exercise of stock options, including tax benefits	—	—	—	8,734	—
Exercise of stock warrants	—	—	—	166	—
Distribution of restricted shares	—	—	—	—	—
Net loss (As Restated, See Note 3)	—	—	—	(673)	—
Unrealized loss on securities available-for-sale, net of tax	(54)	—	—	(54)	—

Balance at December 31, 2003 (As Restated, See Note 3)	$(54)	$—	$—	$155,932	$—

See notes to consolidated financial statements.

Bay View Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2003 (As Restated, See Note 3)	2002	2001
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) and certain changes in net assets in liquidation	$(5,011)	$67,662	$(101,170)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangible assets	—	993	11,280
Net increase in loans and leases held-for-sale resulting from purchases, net of repayments	(204,478)	—	—
Proceeds from securitizations and/or sales of loans and leases held-for-sale	340,808	—	—
Provision for losses on loans and leases and real estate owned	—	11,118	74,826
Depreciation and amortization of premises and equipment	539	3,110	4,751
Depreciation and amortization of investment in operating lease assets	28,487	44,452	56,960
Accretion of retained interests in securitizations	(2,822)	(1,087)	(1,947)
Amortization of premiums and accretion of discount	(6,568)	5,278	11,685
Non-cash compensation expense	—	4,033	—
Revaluation of franchise-related assets	—	—	70,146
(Gain) loss on sale of assets and liabilities, net	(1,629)	(18,706)	10,547
Change in fair value of derivative instruments	1,624	—	—
Increase in restricted cash	(16,699)	(15,541)	—
Decrease (increase) in other assets	8,390	165,812	(54,251)
Decrease in other liabilities	(25,859)	(11,036)	(7,504)
Decrease in reserve for estimated costs during the period of liquidation	(28,485)	(8,573)	—
Adjustment for liquidation basis	5,995	(263,749)	—
Adjustment to re-adopt going concern basis of accounting	1,095	—	—
Cumulative effect of change in accounting principle, net of taxes	—	18,920	—
Other, net	2,467	734	1,852

Net cash provided by operating activities	97,854	3,420	77,175

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in loans and leases held-for-investment resulting from originations, net of repayments	—	11,919	47,559
Purchases of loans and leases, net	—	—	(12,933)
Decrease in investment in operating lease assets	85,475	103,892	83,520
Purchases of mortgage-backed securities	—	(60,499)	(188,869)
Purchases of investment securities	(9,485)	(78,480)	(118,152)
Principal payments on mortgage-backed securities	13,236	138,448	174,255
Principal payments on investment securities	14,314	47,413	20,121
Proceeds from securitizations and/or sales of loans and leases held-for-sale excluding $326.0 million net loan sale to U.S. Bank on November 1, 2002	—	1,690,902	539,859
Proceeds from sale of mortgage-backed securities available-for-sale	12,523	181,772	392,166
Proceeds from sale of investment securities available-for-sale	2,735	75,466	26,321
Proceeds from retained interests in securitizations	4,380	—	—
Proceeds from sale of real estate owned	2,702	6,684	4,389
Additions to premises and equipment, net	(152)	(448)	(593)
Decrease in investment in stock of the Federal Home Loan Bank of San Francisco	16,075	8,082	16,033
Decrease (increase) in investment in stock of the Federal Reserve Bank	13,659	(1,793)	7,724

Net cash provided by investing activities	155,462	2,123,358	991,400

Bay View Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	For the Year Ended December 31,
	2003	2002	2001
	(As Restated, See Note 3)
	(Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(224,189)	291,545	(511,385)
Sale of deposits and other liabilities to U.S. Bank, net of $326.0 million of loans and $5.1 million of other assets	—	(2,503,163)	—
Proceeds from advances from the Federal Home Loan Bank of San Francisco	—	2,490,000	205,000
Repayment of advances from the Federal Home Loan Bank of San Francisco	—	(2,490,000)	(1,008,800)
Repayment of repurchase agreements	—	—	(103,241)
Repayment of Subordinated Debt	—	(154,563)	—
Proceeds from warehouse line	160,054	—	—
Payments of warehouse line outstanding	(21,833)	—	(94,134)
Net increase (decrease) in other borrowings	(44,614)	(75,567)	135,872
Redemption of Capital Securities	(68,000)	—	—
Proceeds from issuance of common stock	12,225	1,609	108,167
Proceeds from issuance of preferred stock	—	—	26,400
Dividends paid to preferred stockholders	—	(273)	—
Dividends paid to common stockholders	(263,150)	—	—

Net cash used in financing activities	(449,507)	(2,440,412)	(1,242,121)

Net decrease in cash and cash equivalents	(196,191)	(313,634)	(173,546)
Cash and cash equivalents at beginning of year	207,754	521,388	694,934

Cash and cash equivalents at end of year	$11,563	$207,754	$521,388

Cash paid during the year for:
Interest	$13,013	$97,803	$198,692
Income taxes	$13,534	$1,771	$202
Supplemental non-cash investing and financing activities:
Loans transferred to real estate owned	$6,970	$387	$16,494
Loans transferred from held-for-investment to held-for-sale	$—	$2,289,672	$328,402 (1)
Loans securitized and transferred to securities available-for-sale	$9,485	$22,638	$—
Securities transferred from held-to-maturity to available-for-sale	$—	$—	$631,663
Conversion of preferred stock to common stock	$—	$—	$26,400

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

Plan of Dissolution and Stockholder Liquidity

     On October 3, 2002, a special meeting of the Company’s stockholders was held to vote on the Company’s proposed plan of dissolution and stockholder liquidity (“the Plan”) and the sale of the Bank’s retail banking assets to U.S. Bank. Both of these proposals were approved by a majority of the common stockholders. As a result of these approvals and the close of the U.S. Bank transaction on November 1, 2002, the Company adopted liquidation basis accounting effective September 30, 2002 in accordance with GAAP. Accordingly, assets were valued at their estimated net realizable values and liabilities included accruals for estimated costs associated with carrying out the Plan. In accordance with liquidation basis accounting, our stockholders’ equity was transferred to net assets in liquidation. Our net assets in liquidation totaled $410.1 million at December 31, 2002 or $64.30 in net assets in liquidation per outstanding share based on 6,374,716 diluted shares in liquidation.

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

     The Company initially recorded pre-tax income totaling $266.5 million related to the mark-to-market adjustments in its assets and liabilities in connection with its adoption of liquidation basis accounting for the quarter ended September 30, 2002. The valuation adjustments primarily consisted of the following:

•	$463.7 million deposit premium, which was calculated as 14% of non-brokered retail deposits based on October average deposit levels plus $5.0 million pursuant to the agreement with U.S. Bank;

•	$91.0 million reduction in goodwill related to the deposits being sold;

•	$37.0 million mark-to-market reduction related to loan balances reflecting the Company’s estimated net realizable value of its remaining loan portfolios under an accelerated timeline to sell such loans pursuant to the plan of dissolution and stockholder liquidity;

•	$51.1 million in charges related to the sale of the Company’s retail banking assets including $26.6 million in severance payments, $12.7 million in investment banking and other professional fees, and $11.8 million in net accruals for closed facilities and other contracts and settlements;

•	$8.8 million in charges related to the prepayment of the Company’s and the Bank’s Subordinated Notes including a $4.2 million write-off of issuance costs and $4.6 million in prepayment penalties;

•	$4.9 million write-off of franchise loan securitization residual assets; and

•	$3.7 million write-off of unamortized issuance costs on the Capital Securities in anticipation of these securities being called in 2003.

     The Company recorded an additional $6.0 million and $2.8 million net pre-tax adjustments related to mark-to-market valuation of its assets and liabilities for the first nine months of 2003 and the quarter ended December 31, 2002, respectively. The valuation adjustments were primarily due to decreases in the market value of the auto lease and the loan portfolio.

Plan of Partial Liquidation

     Because of changing market conditions in the auto finance sector, as discussed elsewhere herein, we believed that the near-term sale or distribution of the stock of BVAC to stockholders was no longer the best method of achieving maximum stockholder value. Accordingly, during the fourth quarter of 2003, the Company’s Board of Directors amended the Plan and converted it to a plan of partial liquidation (the “Amended Plan”) under which the Company will complete the liquidation of the assets and satisfaction of the liabilities it assumed from the Bank after the Bank’s September 30, 2003 dissolution, distribute the proceeds to its stockholders through a series of cash distributions, and continue to operate BVAC on an ongoing basis. In accordance with the Amended Plan, the Company distributed $40.00 per share in cash to common stockholders on December 30, 2003. The Company intends to make further distributions of the proceeds to its stockholders through a series of cash distributions.

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

Basis of Financial Presentation and Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, sometimes referred to as GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates particularly susceptible to possible changes in the near term relate to the determination of the investment in operating lease assets, retained interest in securitizations and deferred tax assets.

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

Loan Sales and Servicing

     Prior to adopting Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” we recorded servicing assets, in accordance with Statement No. 125, for the present value of any retained interest in a transferred asset representing servicing fees net of related costs. Retained interests in excess of such servicing fees were recorded on a net present value basis and classified as available-for-sale securities at fair value. The balance of these assets was $73,000 at December 31, 2003 and $620,000 at December 31, 2002. There were no impairment charges for 2003 and 2002. Amortization of servicing assets and any related impairments are included in noninterest income and noninterest expense, respectively, as the associated servicing revenue is received and expenses are incurred.

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

Liquidation Reserve

     The liquidation reserve represents the estimated costs associated with remaining liquidating activities. At December 31, 2003, the liquidation reserve of $11.6 million included accruals for severance, facilities and other expenses of $2.0 million, $6.4 million and $3.2 million, respectively. As disclosed in Note 1, we decided to continue to operate BVAC on an ongoing basis and, as a result, we re-adopted the going concern basis of accounting effective October 1, 2003. Accordingly, we reversed previously accrued severance and facilities costs totaling $1.7 million as of October 1, 2003.

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

	For the Three	For the Nine	For the Year
	Months Ended	Months Ended	Ended
	December 31,	September 30,	December 31,
	2003	2002	2001
	(Dollars in thousands, except per share amounts)
As reported net loss in Consolidated Statements of Operations and Comprehensive Income (Loss)	$(673)	$71,661	$(101,170)
Stock-based employee compensation included in net loss as reported	—	—	—
Stock-based employee compensation expense determined under fair value method, net of taxes	—	(1,990)	(2,614)

Pro forma net loss, after stock based employee compensation expense	$(673)	$69,671	$(103,784)

Net gain (loss) per share - basic:
As reported	$(0.10)	$11.43	$(19.89)
Pro forma	$(0.10)	$11.11	$(20.40)
Net gain (loss) per share - diluted:
As reported	$(0.10)	$11.35	$(19.89)
Pro forma	$(0.10)	$11.04	$(20.40)

Earnings Per Share

     From September 30, 2002 through September 30, 2003, we reported our results using the liquidation basis of accounting, under which earnings per share information is not presented. Accordingly, the earnings per share information set forth below is for reporting periods where we use the going concern basis of accounting to report our results of operations.

     Basic earnings per share are calculated by dividing net earnings or loss for the period by the weighted-average common shares outstanding for that period. There is no adjustment to the number of outstanding shares for potential dilutive instruments, such as stock options. Diluted earnings per share takes into account the potential dilutive impact of such instruments and uses the average share price for the period in determining the number of incremental shares to add to the weighted-average number of shares outstanding. For the three months ended December 31, 2003 and the year ended December 31, 2001, average dilutive potential common shares of 39,068 and 3,441 respectively, related to shares issuable upon the exercise of options were not included in the computation because they were anti-dilutive.

     The following table illustrates the calculation of basic and diluted earnings (loss) per share for the periods indicated:

	For the Three	For the Nine	For the Year
	Months Ended	Months Ended	Ended
	December 31,	September 30,	December 31,
	2003	2002	2001
	(Amounts in thousands, except per share amounts)
Income (loss) before cumulative effect of change in accounting principle	$(673)	$90,581	$(101,170)
Cumulative effect of change in accounting principle, net of taxes of $2.3 million	—	(18,920)	—

Net income (loss)	$(673)	$71,661	$(101,170)

Weighted-average basic shares outstanding	6,419	6,272	5,087
Add: Dilutive potential common shares	—	41	—

Weighted-average diluted shares outstanding	6,419	6,313	5,087

Basic earnings (loss) per share before cumulative effect of change in accounting principle	$(0.10)	$14.44	$(19.89)
Cumulative effect of change in accounting principle, net	—	(3.01)	—

Net basic earnings (loss) per share	$(0.10)	$11.43	$(19.89)

Diluted earnings (loss) per share before cumulative effect of change in accounting principle	$(0.10)	$14.35	$(19.89)
Cumulative effect of change in accounting principle, net	—	(3.00)	—

Net diluted earnings (loss) per share	$(0.10)	$11.35	$(19.89)

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

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted Statement No. 150 effective July 1, 2003. Implementation of Statement No. 150 resulted in the reclassification of the Company’s Capital Securities from their prior classification as a “mezzanine” item to liabilities. Consequently, the dividend expense on these Capital Securities is now reflected in interest expense.

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

     Note 3. Restatement of Consolidated Financial Statements as of and for the Three Months ended December 31, 2003

     Subsequent to the issuance of our consolidated financial statements as of and for the three months ended December 31, 2003, we determined that we incorrectly applied FASB Statement No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” to our auto finance subsidiary’s portfolio of auto contracts held-for-sale for the three-month period that began October 1, 2003, when we readopted the going concern basis of accounting, and ended December 31, 2003. As a result, we have restated our going concern basis consolidated financial statements as of and for the three months ended December 31, 2003 to eliminate the recognition of amortization expense related to premiums and deferred origination costs and fees associated with auto contracts held-for-sale. The restatement increased total assets and net income as of and for the three months ended December 31, 2003 by $182 thousand.

     On June 30, 2004, we effected a 1-for-10 reverse stock split of the issued and outstanding shares of the Company’s common stock. As a result, the Company’s issued common stock was reduced from 65,910,689 shares prior to the reverse stock split to 6,590,461 shares following the reverse stock split, including an adjustment for fractional shares. Our restated consolidated financial statements also include adjustments to reflect this reverse stock split. Accordingly, all shares outstanding and per share amounts are presented herein on a post-reverse stock split basis for all periods reported.

     Except as set forth above, we have not updated the disclosures contained herein to reflect any events that have occurred after the Original Filing. The following table shows the impact of the restatement on net income, basic and diluted earnings per share and assets as of and for the three months ended December 31, 2003:

As of and For the
Three Months
Ended
December 31,
2003
(Amounts in
thousands, except
per share
amounts)
Net loss:
Net loss as previously reported	$(855)
Net loss as restated	$(673)

Weighted-average basic shares outstanding	6,419
Add: Dilutive potential common shares	—

Weighted-average diluted shares outstanding	6,419

Basic loss per share:
Basic loss per share as previously reported	$(0.13)
Restatement adjustment	0.03

Basic loss per share as restated	$(0.10)

Diluted loss per share:
Diluted loss per share as previously reported	$(0.13)
Restatement adjustment	0.03

Diluted loss per share as restated	$(0.10)

Interest income:
Interest income as previously reported	$4,636
Interest income as restated	$4,936

Loans held-for-sale, Installment contracts:
Loans held-for-sale, Installment contracts as previously reported	$165,574
Loans held-for-sale, Installment contracts as restated	$165,874

Income taxes, net:
Income taxes, net as previously reported	$21,149
Income taxes, net as restated	$21,031

Total Assets:
Total assets as previously reported	$363,936
Total assets as restated	$364,118

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

Note 5. Retained Interests in Securitizations

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

Note 6. Mortgage-backed Securities and Other Securities

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

Note 7. Loans and Leases

     The following table illustrates our loan and lease portfolio as of the dates indicated:

	December 31,
	2003	2002
	(Dollars in thousands)
Loans and leases receivable:
Auto installment contracts (1)	$161,578	$142,357
Other loans and leases:
Multi-family mortgage loans	—	2,443
Commercial mortgage loans	—	7,712
Franchise loans	6,428	46,928
Asset-based loans, syndicated loans, factored receivables and commercial leases	844	104,362
Business loans	4,802	7,212

Total other loans and leases	12,074	168,657

Loan and leases before premiums and discounts and deferred fees and costs, net	173,652	311,014
Premiums and discounts and deferred fees and costs, net	4,296	—

Loans and leases receivable (1)	$177,948	$311,014

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

     The following table includes off-balance sheet amounts related to securitized financial assets and illustrates delinquencies, net charge-offs, and components of securitized financial assets and other assets managed together with them:

			Principal Amount of
	Loans and Leases		Loans Delinquent 60
	Receivable (1)		Days or More		Net Charge-offs (2)
					For the Year Ended
	At December 31,				December 31,
	2003	2002	2003	2002	2003	2002
	(Dollars in thousands)
Mortgage loans	$—	$10,155	$—	$817	$773	$—
Home equity loans	—	—	—	—	—	845
Auto installment contracts (3) (4)	555,906	629,843	636	970	6,944	6,871
Franchise loans and leases (3)	6,428	46,928	755	16,064	11,608	11,237
Asset-based loans, syndicated loans, factored receivables, commercial leases and business loans	5,646	111,574	563	600	12,330	6,145

Total loans managed or securitized	$567,980	$798,500	$1,954	$18,451	$31,655	$25,098

Less:
Loans and leases securitized	390,032	487,486

Loans and leases receivable	$177,948	$311,014

(1)	All loans and leases are classified as held-for-sale at December 31, 2003 and 2002.

(2)	All charge-offs and recoveries of loans and leases receivables were recorded against the ALLL through September 30, 2002. From September 30, 2002 through September 30, 2003, all charge-offs and recoveries are recorded as mark-to-market valuation adjustments in accordance with liquidation basis accounting. With the Company’s re-adoption of going concern basis accounting, all charge-offs and recoveries are recorded as noninterest income or expense.

(3)	Includes off-balance sheet amounts associated with securitized assets.

(4)	Includes $6.3 million and $4.2 million in net charge-offs related to off-balance sheet auto installment contracts for 2003 and 2002, respectively.

     The following table illustrates our allowance for losses on loans and leases, as well as the changes thereto, as of and for the periods indicated:

	At and For the
	Nine Months	At and For the
	Ended	Year Ended
	September 30,	December 31,
	2002	2001
	(Dollars in thousands)
Balance at beginning of period	$49,791	$73,738
Transfers of loans to held-for-sale	(10,658)	(53,606)
Charge-offs	(23,771)	(51,696)
Recoveries	2,887	9,465

Net charge-offs	(20,884)	(42,231)
Provision for losses on loans and leases	10,700	71,890
Reallocation of allowance as mark-to-market adjustments to individual loans and leases and groups of homogeneous loans in liquidation	(28,949)	—

Balance at end of period	$—	$49,791

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

Note 9. Accounting for Goodwill and Other Intangible Assets

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

For the Year
Ended
December 31,
2001
(Amounts in thousands, except per
share amounts)
Reported net earnings (loss)	$(101,170)
Goodwill amortization, net of tax	9,694

Adjusted net earnings (loss)	$(91,476)

Reported net basic earnings (loss) per share	$(19.89)
Goodwill amortization	1.91

Adjusted net basic earnings (loss) per share	$(17.98)

Reported net diluted earnings (loss) per share	$(19.89)
Goodwill amortization	1.91

Adjusted net diluted earnings (loss) per share	$(17.98)

     We completed the first and second steps of the transitional goodwill impairment test as of June 30, 2002 and September 30, 2002, respectively. We recorded $18.9 million in impairment charges, net of taxes, for goodwill not expected to be realized upon the disposition of our Asset-Based Lending, Factored Receivables and Commercial Leasing businesses. As required by the transitional provisions of Statement No. 142, the impairment loss was measured and recorded as of the date of adoption and recognized as the cumulative effect of a change in accounting principle as of January 1, 2002. At December 31, 2003, management determined that there was no impairment of goodwill based on our annual assessment.

     Amortization expense for core deposit and other intangibles was $1.0 million for the year ended December 31, 2002 and $1.3 million for 2001. Amortization expense for goodwill was $10.0 million for the year ended December 31, 2001.

Note 10. Deposits

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

Note 11. Borrowings

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

Note 12. Notes and Debentures

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

Note 13. Capital Securities

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

     In December of 2002, we received approval from the FRB to pay the cumulative distributions on our Capital Securities. On December 31, 2002, we paid the cumulative deferred distributions, interest on the deferred distributions and the current quarterly distribution. The total amount paid per share as of December 31, 2002 was $6.10 for the 10 quarterly distributions plus $0.715 in accrued interest. Subsequent quarterly distributions remained subject to FRB approval until the dissolution of the Bank as of September 2003. As a result of the Bank’s dissolution, we ceased to be a bank holding company and are no longer subject to supervision, examination and regulation by the FRB. Dividend expense on the Capital Securities was $8.8 million for the year ended December 31, 2003, $10.6 million for 2002 and $9.8 million for 2001. Effective July 1, 2003, we adopted Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. “ Implementation of Statement No. 150 resulted in the reclassification of our Capital Securities from their prior classification as a “mezzanine” item to liabilities and required us to reflect the dividend expense on the Capital Securities as interest on borrowings.

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

Note 14. Income Taxes

     The following table illustrates our consolidated income tax benefit for the periods indicated:

	For the Year Ended December 31, 2003
	Federal	State	Total
	(Dollars in thousands)
Current provision	$566	$(7,111)	$(6,545)
Deferred provision	(1,483)	1,592	109

Total income tax benefit	$(917)	$(5,519)	$(6,436)

	For the Year Ended December 31, 2002
	(Dollars in thousands)
Current provision	$—	$15,579	$15,579
Deferred provision	147,926	11,099	159,025

Total income tax expense	$147,926	$26,678	$174,604

	For the Year Ended December 31, 2001
	(Dollars in thousands)
Current provision	$—	$1,130	$1,130
Deferred provision	(68,118)	(18,878)	(86,996)

Total income tax benefit	$(68,118)	$(17,748)	$(85,866)

     The following table illustrates the reconciliation between the federal statutory income tax rate and the effective income tax rate for the periods indicated. The table reflects the inclusion of dividends on Capital Securities in the determination of income (loss) before income tax expense (benefit):

	For the Year Ended December 31,
	2003	2002	2001
Federal statutory income tax rate	35.0%	35.0%	35.0%
Amortization and disposition of nondeductible goodwill	—	15.2	(1.6)
Valuation allowance	—	8.9	13.9
State income, net of federal tax benefit	39.2	11.0	7.0
Sale of BVFMAC	—	—	(4.3)
Nondeductible compensation	(16.3)	2.0	—
Expiration of tax operating loss carryforward	—	—	(1.6)
Other, net	(1.7)	—	(2.5)

Effective income tax rate	56.2%	72.1%	45.9%

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

     The following table illustrates the components of net deferred tax assets as of the dates indicated:

	At December 31,
	2003	2002
	(Dollars in thousands)
Deferred tax assets:
Net operating loss carryforwards	$52,721	$13,834
Auto lease receivable financing	6,297	21,689
Provision for losses on loans and leases	1,813	18,902
Mark-to-market adjustments, net	6,878	4,317
Other accrued expenses not deducted for tax purposes	6,124	6,694
Alternative minimum tax credit carryforwards	3,917	3,603
Securitizations	—	7,684
Other	671	1,150

Gross deferred tax assets	78,421	77,873
Valuation allowance	21,495	21,495

Net deferred tax asset	56,926	56,378
Deferred tax liabilities:
Tax depreciation in excess of book depreciation	(21,757)	(38,662)
Deferred gain on disposition of BVAC	—	(10,190)
Federal Home Loan Bank of San Francisco stock dividends	—	(1,374)
Securitizations	(19,019)	—
Real estate partnership investments	(25)	(218)

Gross deferred tax liabilities	(40,801)	(50,444)

Net deferred tax asset	$16,125	$5,934

     The valuation allowance on deferred tax assets, which was $21.5 million as of December 31, 2002, was unchanged as of December 31, 2003. In the determination of deferred tax assets, net of the valuation allowance, the Company considered the projected future net income available to absorb the realization of deferred tax assets. Under the Company’s prior plan of complete liquidation, the determination of deferred tax assets was limited to consideration of projected future net income through September 30, 2005, which was the projected final liquidation date of the Company. The change in the Company’s net deferred tax assets includes a reduction of deferred tax liability of approximately $10.2 million that had been established on the premium for the projected disposition of BVAC. With the elimination of the deferred tax liability on the BVAC premium and consideration of future income beyond September 30, 2005, the net deferred tax assets increased from $5.9 million at December 31, 2002 to $16.1 million at December 31, 2003.

     The Company recorded an income tax benefit of $6.4 million for the year ended December 31, 2003, as compared to an income tax provision of $176.9 million for 2002, and a benefit of $85.9 million for 2001. The Company’s effective tax rate was 56.2% for 2003 as compared to 72.1% for 2002 and 45.9% for 2001. The Company’s 2003 effective rate differs from the 35.0% federal statutory tax rate primarily due to nondeductible compensation and reduced levels of state income and franchise taxes.

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

Note 15. Stock Options

     As of December 31, 2003, we had five employee stock option plans and three non-employee director stock option plans. The employee stock option plans were as follows: the “Amended and Restated 1986 Stock Option and Incentive Plan,” the “Amended and Restated 1995 Stock Option and Incentive Plan,” the “1998-2000 Performance Stock Plan (the “2001 Plan”),” the “1999 FMAC Stock Option, Deferred Stock and Restricted Stock Plan,” and the “2001 Stock Option and Incentive Plan,” which authorize the issuance of 175,943, 250,000, 40,000, 27,058 and 320,000 shares of common stock, respectively. The non-employee director stock option plans were as follows: the “Amended and Restated 1989 Non-Employee Director Stock Option and Incentive Plan,” the “1998 Non-Employee Director Stock Option and Incentive Plan,” and the “2001 Non-Employee Director Stock Option Plan,” which authorize the issuance of up to 55,000, 20,000, and 50,000 shares of common stock, respectively. Excluding options for 347,700 shares granted in 2001 which were issued with exercise prices below the then current market value, the exercise price for the purchase of shares subject to a stock option at the date of grant generally may not be less than 100% of the market value of the shares covered by the option on that date. Options generally vest over periods ranging from 6 months to 3 years and expire over periods ranging from 6 years to 13 years.

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

     During 2001, we recognized a total of $5.2 million in expenses related to the issuance of 347,700 of stock options with below market exercise prices. During the quarter ended September 30, 2002, we amortized the remaining balance of $2.0 million of the deferred expense related to the issuance of stock options with below market strike prices as part of our liquidation basis valuation adjustments.

     The following table illustrates the stock options available for grant as of December 31, 2003:

		Non-Employee
		Director Stock
	Employee Stock Option	Option and
	and Incentive Plans	Incentive Plans	Total
Shares reserved for issuance	813,001	125,000	938,001
Granted	(923,989)	(113,700)	(1,037,689)
Forfeited	362,873	25,500	388,373
Expired	(48,669)	(18,600)	(67,269)

Total available for grant	203,216	18,200	221,416

At December 31, 2003, we had outstanding options under the plans with expiration dates ranging from the year 2004 through 2014, as illustrated in the following table:

	Number of	Exercise Price	Weighted-Average
	Option Shares	Range	Exercise Price
Outstanding at January 1, 2001	282,149	$54.10-344.10	$154.30
Granted	374,400	45.90-77.00	47.80
Exercised	(2,033)	45.90	45.90
Forfeited	(26,736)	54.10-344.10	132.10

Outstanding at December 31, 2001	627,780	$45.90-344.10	$92.10
Granted	3,800	66.40-68.40	68.20
Exercised	(35,025)	45.90-54.10	46.90
Forfeited	(76,445)	45.90-344.10	139.80

Outstanding at December 31, 2002	520,110	$45.90-344.10	$88.00
Granted	—	—	—
Exercised	(330,783)	45.90-54.10	46.40
Forfeited	(102,597)	54.10-316.30	152.80

Outstanding at December 31, 2003	86,730	$68.40-344.10	$169.10

Exercisable at December 31, 2001	354,633	$45.90-344.10	$120.10

Exercisable at December 31, 2002	520,110	$45.90-344.10	$88.00

Exercisable at December 31, 2003	86,730	$68.40-344.10	$169.10

     The following table illustrates information about stock options outstanding at December 31, 2003:

		Outstanding
		Weighted-Average		Exercisable
Range of	Number of Options	Remaining Life	Weighted-Average	Number of Options	Weighted-Average
Exercise Prices	Outstanding	(in years)	Exercise Price	Exercisable	Exercise Price
$ 68.40-75.30	11,550	8.45	$72.60	11,550	$72.60
78.40-91.30	11,100	6.47	87.00	11,100	87.00
93.80-125.00	9,130	2.74	106.80	9,130	106.80
134.70-165.60	12,400	4.19	147.30	12,400	147.30
170.00-170.00	700	2.48	170.00	700	170.00
179.40-179.40	10,350	4.81	179.40	10,350	179.40
183.80-241.30	11,650	3.99	203.70	11,650	203.70
255.00-284.40	9,550	3.24	262.90	9,550	262.90
299.10-316.90	9,550	4.24	310.10	9,550	310.10
326.90-344.10	750	4.08	332.60	750	332.60

$ 68.40-344.10	86,730	4.83	$169.20	86,730	$169.20

Statement of Financial Accounting Standards No. 123 Pro Forma Disclosure

     We adopted Statement No. 123 effective January 1, 1996, but continue to account for employee and director stock-based compensation plans under the intrinsic value method prescribed by APB 25. Statement No. 123 requires that stock-based compensation to parties other than employees and directors be accounted for under the fair value method. No compensation cost has been recognized for our stock option awards to employees and directors in 2003, 2002 and 2001, except as discussed above. The weighted-average fair value of options granted to employees and directors were $23.10 and $38.50 in 2002 and 2001, respectively. There were no options granted during 2003. See Note 2 for a pro forma presentation of our net income (loss) and earnings (loss) per share had compensation cost related to our stock option awards been determined under the fair value method.

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

Note 16. Employee Benefit Plans

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

      As of December 31, 2003, we had 34,432 shares of our common stock held in treasury under our non-qualified defined benefit retirement plan for non-employee members of our Board of Directors. These shares were previously repurchased in the open market at a cost of $587,000 to be distributed to certain non-employee members of our Board of Directors. As of December 31, 2003, we had $689,000 included in other liabilities for the remaining benefits owed to certain current and retired executive officers pursuant to a terminated non-qualified supplemental retirement and health care benefits for executive officers. As of December 31, 2003, we accrued $1.6 million in other liabilities for postretirement health care benefits owed to certain retired employees, officers and directors.

     Effective October 31, 2002, our Board of Directors approved the termination of our Employee Stock Ownership Plan (“ESOP”). All participants were fully vested as of October 1, 2002. Before the termination, we borrowed from a financial institution and in turn lent it to the ESOP to purchase shares of our common stock in the open market. As of December 2002, the ESOP debt was fully paid. Interest expense of the ESOP debt amounted to $7,000 and $72,000 for the years ended December 31, 2002 and 2001, respectively. The ESOP held 36,144 shares and 36,182 shares of our common stock at December 31, 2003 and 2002, respectively. Prior to the termination, we made periodic contributions to the ESOP to enable the ESOP to pay principal, interest expense and administrative costs not covered by cash dividends received by the ESOP on its unallocated shares of our common stock. We made cash contributions to the ESOP of $1.1 million and $1.3 million for the years ended December 31, 2002 and 2001, respectively. All shares of common stock held by the ESOP are treated as outstanding shares in calculating both our basic and diluted earnings per share. We recorded ESOP-related compensation expense of $0.5 million and $1.2 million for the years ended December 31, 2002 and 2001, respectively.

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

Note 17. Risk Management Instruments

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

Note 18. Commitments and Contingencies

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

Loans

     At December 31, 2003, we had no outstanding lending commitments. However, we had a contingent liability of $14.4 million related to a credit enhancement that the Bank provided on bonds issued by a community housing development in Northern California, for which we had pledged cash of a corresponding amount. At December 31, 2002, we had outstanding commitments to originate $76.6 million in commercial loans and letters of credit and $3.1 million in construction loans. There were no outstanding recourse and subordination contingencies at December 31, 2003. We had outstanding recourse and subordination contingencies relating to $15.6 million of securitized and/or sold loans at December 31, 2002 (See Note 7).

Litigation

     We are involved as plaintiff or defendant in various other legal actions and are occasionally exposed to unasserted claims arising in the normal course of business. In the opinion of management, after consultation with counsel, the resolution of these other legal actions will not have a material adverse effect on our consolidated financial condition or results of operations.

Note 19. Estimated Fair Value of Financial Instruments

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

     The following table illustrates the estimated fair values of our financial instruments as of the date indicated:

	At December 31, 2003
	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$43,803	$43,803
Investment securities	28,836	28,836
Mortgage-backed securities	5,982	5,893
Loans	177,948	179,287
Financial liabilities:
Other borrowings	154,276	154,276
Junior Subordinated Deferrable Interest Debentures	24,784	24,784
Interest rate swaps	1,624	1,624

Note 20. Segment and Related Information

     We consider our auto finance business to be our sole line of business subsequent to our adoption of the Plan on September 30, 2002. Prior to September 30, 2002, we had two operating segments that we refer to as business platforms. The platforms were determined primarily based upon the characteristics of our interest-earning assets and their respective distribution channels and reflect the way that we monitor, measure and evaluate our primary business activities. Our platforms were as follows:

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

	For the Nine Months Ended September 30, 2002
	Retail	Commercial	Total
	(Dollars in thousands)
Interest income	$69,054	$76,185	$145,239
Interest expense	(40,182)	(19,886)	(60,068)
Provision for losses on loans and leases	(2,106)	(8,594)	(10,700)
Noninterest income	78,775	12,790	91,565
Direct general and administrative expenses	(68,712)	(7,813)	(76,525)
Allocation of branch network general and administrative expenses	18,466	(18,466)	—
Litigation settlement expense	—	(13,100)	(13,100)
Leasing expenses	(43,984)	—	(43,984)
Real estate owned operations, net	—	(956)	(956)
Provision for losses on real estate owned	—	(266)	(266)
Amortization of intangible assets	(993)	—	(993)
Dividends on Capital Securities	(4,809)	(3,064)	(7,873)

Contribution by platform	$5,509	$16,830	22,339

Indirect corporate overhead			(16,476)
Adjustment for liquidation basis			266,510
Income tax expense			(181,792)
Cumulative effect of change in accounting principle, net of taxes			(18,920)

Net income			$71,661

At September 30, 2002:
Interest-earning assets plus operating lease assets	$3,277,407	$358,258	$3,635,665

Noninterest-earning assets			260,808

Total assets			$3,896,473

	For the Year Ended December 31, 2001
	Retail	Commercial	Total
	(Dollars in thousands)
Interest income	$139,115	$163,630	$302,745
Interest expense	(108,176)	(72,321)	(180,497)
Provision for losses on loans and leases	(8,419)	(63,471)	(71,890)
Noninterest income (loss)	114,575	(7,406)	107,169
Direct general and administrative expenses	(104,033)	(22,988)	(127,021)
Allocation of branch network general and administrative expenses	28,386	(28,386)	—
Restructuring charges	(4,998)	(1,937)	(6,935)
Revaluation of franchise-related assets	(2,733)	(67,413)	(70,146)
Leasing expenses	(86,120)	—	(86,120)
Real estate owned operations, net	(7)	(2,078)	(2,085)
Provision for losses on real estate owned	—	(2,936)	(2,936)
Amortization of intangible assets	(8,366)	(2,914)	(11,280)
Dividends on Capital Securities	(5,774)	(4,000)	(9,774)

Contribution by platform	$(46,550)	$(112,220)	(158,770)

Indirect corporate overhead			(28,266)
Income tax benefit			85,866

Net loss			$(101,170)

At December 31, 2001:
Interest-earning assets plus operating lease assets	$1,793,499	$1,541,310	$3,334,809

Noninterest-earning assets			679,296

Total assets			$4,014,105

Note 21. Selected Quarterly Results of Operations (Unaudited)

	For the Year Ended December 31, 2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
				Going
	Liquidation Basis			Concern Basis
	(Dollars in thousands, except per share amounts)
Interest income	$6,473	$6,286	$5,192	$4,936
Net interest income	3,294	3,783	2,463	1,324
Loss before income tax benefit	(836)	(1,531)	(2,228)	(857)
Adjustment for liquidation basis	(1,664)	(924)	(3,407)	—
Change in net assets in liquidation from operations	(1,698)	(1,669)	(971)	—
Net loss	—	—	—	(673)
Basic loss per share	N/A	N/A	N/A	$(0.10)
Diluted loss per share	N/A	N/A	N/A	$(0.10)

	For the Year Ended December 31, 2002
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
				Liquidation
	Going Concern Basis			Basis
	(Dollars in thousands, except per share amounts)
Interest income	$53,693	$52,483	$39,063	$17,247
Net interest income	33,144	33,447	18,580	7,246
Provision for losses on loans and leases	4,900	3,600	2,200	—
Income (loss) before income tax expense (benefit)	7,552	(5,114)	11,298	(3,382)
Adjustment for liquidation basis	—	—	266,510	(2,761)
Net income (loss)	6,914	(4,082)	87,749	—
Change in net assets in liquidation from operations	—	—	—	(3,999)
Basic earnings (loss) per share	$1.10	$(0.65)	N/A	N/A
Diluted earnings (loss) per share	$1.10	$(0.65)	N/A	N/A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Bay View Capital Corporation and Subsidiaries:

     We have audited the accompanying consolidated statement of financial condition of Bay View Capital Corporation and Subsidiaries (the “Company”) as of December 31, 2003 and the consolidated statement of net assets (liquidation basis) as of December 31, 2002, and the related consolidated statements of operations and comprehensive income (loss) and of stockholders’ equity for the period from October 1, 2003 to December 31, 2003 and for the period from January 1, 2002 to September 30, 2002, the consolidated statements of changes in net assets in liquidation for the period from January 1, 2003 to September 30, 2003 and for the period from September 30, 2002 to December 31, 2002, and the consolidated statements of cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows of the Company for the year ended December 31, 2001, before the revisions in Note 9, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated January 18, 2002.

     We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

     As discussed in Note 3 to the consolidated financial statements, the accompanying 2003 consolidated financial statements have been restated.

/s/  Deloitte & Touche LLP

San Francisco, California
March 12, 2004
(August 13, 2004 as to Note 3)

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

/s/ Arthur Andersen LLP

San Francisco, California
January 18, 2002

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

      As we have previously reported, on July 22, 2004, Deloitte & Touche LLP advised our Audit Committee and our management of a reportable condition that Deloitte & Touche LLP considers a material weakness in our internal control relating to financial reporting. The condition related to our incorrect amortization of premiums paid, origination fees and direct costs of auto installment contracts held for sale, which, under FASB Statement No. 91, should be deferred until the contracts are sold. We were amortizing such deferred amount resulting in a material misstatement in our consolidated financial statements as of and for the three months ended December 31, 2003. Deloitte & Touche LLP attributed this misstatement to insufficient qualified accounting personnel to identify and resolve complex accounting issues and lack of appropriate resources resulting in insufficient supervision and review of the financial reporting process.

      We have corrected our accounting for the aforementioned premiums paid, origination fees and direct costs, and restated our consolidated financial statements as of and for the three months ended December 31, 2003 (the “Restatement”). For additional discussion of the Restatement and individual restatement adjustments, see the Explanatory Note to this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as originally filed with the Securities and Exchange Commission on March 15, 2004 and “Item 8. Financial Statements and Supplementary Data–Note 3. Restatement of Consolidated Financial Statements as of and for the Three Months ended December 31, 2003”.

      As of the end of the period covered by this Form 10-K/A, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of the design and operation of our disclosure controls and procedures. In making the evaluation described above, we have considered matters relating to the Restatement including the above described reportable condition.

      Based upon this evaluation, our principal executive officer and principal financial officer concluded that, except for the material weakness described above, our disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to managements, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure. There have been no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Our principal executive officer and principal financial officer, under the oversight of our Audit Committee, are developing a plan to correct the material weakness.

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

Date: August 13, 2004	BAY VIEW CAPITAL CORPORATION

	By:	/s/ John Okubo

John Okubo
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Robert B. Goldstein	By:	/s/ Charles G. Cooper

	Robert B. Goldstein		Charles G. Cooper, Director
	Chairman of the Board		President and Chief Executive Officer
(Principal Executive Officer)
Date: August 13, 2004
Date: August 13, 2004

By:	/s/ Roger K. Easley

	Roger K. Easley, Director	By:	/s/ Thomas M. Foster

	Date: August 13, 2004		Thomas M. Foster, Director

Date: August 13, 2004

By:	/s/ Joel E. Hyman

	Joel E. Hyman, Director	By:	/s/ John W. Rose

	Date: August 13, 2004		John W. Rose, Director

Date: August 13, 2004