Form 10-Q/A
period 2004-03-31
BAY VIEW CAPITAL CORP
filed 2004-08-13
CIK 840387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes   [X]   No   [   ]

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, Par Value $.01 (Title of Class)	Outstanding at April 30, 2004 6,586,289 shares

EXPLANATORY NOTE:

     This Amendment No. 1 on Form 10-Q/A amends and restates Part I, Items 1, 2, and 4 and Part II, Item 6 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on May 10, 2004 (the “Original Filing”). We are filing this Amendment No. 1 to reflect the restatement of our consolidated financial statements as of and for the three months ended March 31, 2004.

     As discussed in more detail in Note 2 to our condensed consolidated financial statements contained in this Form 10-Q/A, the restatement resulted from a review of the Company’s application of FASB Statement No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” to our auto finance subsidiary’s portfolio of auto contracts held-for-sale. The effect of the restatement is to increase total assets and net income as of and for the three months ended March 31, 2004 by $426 thousand and $244 thousand, respectively. This Form 10-Q/A also includes adjustments to reflect the 1-for-10 reverse stock split effected on June 30, 2004. Accordingly, all shares outstanding and per share amounts are presented herein on a post-reverse stock split basis.

     Except as set forth above, this Form 10-Q/A continues to speak as of May 10, 2004, the date of the filing of the Original Filing, and we have not updated the disclosures contained herein to reflect any events that have occurred thereafter. For a discussion of events and developments thereafter, reference is made to the periodic reports we have filed with the Securities and Exchange Commission since May 10, 2004.

FORM 10-Q/A
INDEX

BAY VIEW CAPITAL CORPORATION

Forward-Looking Statements

     This Form 10-Q/A of Bay View Capital Corporation (the “Company,” “we,” “us,” or “our”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that describe our plans for our automobile finance company, Bay View Acceptance Corporation (“BVAC”), and the continuing disposition of assets and satisfaction of liabilities the Company acquired when the banking activities of Bay View Bank, N.A. (the “Bank”) were discontinued effective September 30, 2003. These forward-looking statements are identified by use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and similar terms and phrases, including references to assumptions. These forward-looking statements are necessarily based on assumptions as of the date of the Original Filing and involve risks and uncertainties. Accordingly, the Company’s actual results from the ongoing operations of BVAC and the continuing disposition of assets and satisfaction of liabilities from the discontinued banking activities may differ materially from those that the Company currently anticipates.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bay View Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Financial Condition
(Unaudited)

	March 31, 2004	December 31, 2003
	(As Restated, See Note 2)
	(Dollars in thousands)
ASSETS
Cash and cash equivalents:
Cash	$1,052	$11,434
Short-term investments	3,077	129

	4,129	11,563
Restricted cash	40,939	32,240
Securities available-for-sale:
Retained interests in securitizations	29,040	28,590
Mortgage-backed and other securities	750	6,139
Loans held-for-sale:
Automobile installment contracts	207,630	165,874
Other loans	6,817	12,074
Investment in operating lease assets, net	45,133	66,657
Real estate owned, net	4,254	4,955
Premises and equipment, net	373	371
Repossessed vehicles	420	438
Income taxes, net	15,265	21,031
Goodwill	1,846	1,846
Other assets	12,191	12,340

Total assets	$368,787	$364,118

LIABILITIES AND STOCKHOLDERS’ EQUITY
Borrowings:
Warehouse credit facility	$155,158	$138,221
Other borrowings	10,211	16,055
Junior Subordinated Deferrable Interest Debentures	24,784	24,784
Other liabilities	12,361	17,500
Liquidation reserve	10,550	11,626

Total liabilities	213,064	208,186

Stockholders’ equity:
Common stock ($.01 par value); authorized, 80,000,000 shares; issued, 2004 – 6,582,098 shares; 2003 – 6,579,333 shares; outstanding, 2004 – 6,578,655 shares; 2003 – 6,575,890 shares	658	658
Additional paid-in capital	156,614	156,588
Accumulated deficit	(1,516)	(673)
Treasury stock, at cost; 2004 and 2003 – 3,443 shares	(587)	(587)
Accumulated other comprehensive gain (loss)	554	(54)

Total stockholders’ equity	155,723	155,932

Total liabilities and stockholders’ equity	$368,787	$364,118

See notes to condensed consolidated financial statements.

Bay View Capital Corporation and Subsidiaries

Condensed Consolidated Statement of Operations and Comprehensive Loss
(Unaudited)

For the Three
Months Ended
March 31, 2004 (As Restated, See Note 2)
Going Concern Basis
(Amounts in
thousands, except per
share amounts)
Interest income:
Interest on loans	$4,155
Interest on mortgage-backed securities	29
Interest and dividends on investment securities	728

4,912
Interest expense:
Interest on borrowings	1,942

1,942
Net interest income	2,970
Noninterest income:
Leasing income	5,228
Loan fees and charges	500
Loan servicing income	947
Gain on sale of assets and liabilities, net	(305)
Other, net	771

7,141
Noninterest expense:
General and administrative	6,541
Leasing expenses	4,667
Real estate owned operations, net	291

11,499
Loss before income tax benefit	(1,388)
Income tax benefit	(545)

Net loss	$(843)

Basic loss per share	$(0.13)

Diluted loss per share	$(0.13)

Weighted-average basic shares outstanding	6,578

Weighted-average diluted shares outstanding	6,578

Net loss	$(843)

Other comprehensive income, net of tax:
Change in unrealized gain on securities available-for-sale, net of tax expense of $389	608

Other comprehensive income	608

Comprehensive loss	$(235)

See notes to condensed consolidated financial statements.

Bay View Capital Corporation and Subsidiaries

Condensed Consolidated Statement of Changes in Net Assets in Liquidation (Liquidation Basis)
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

See notes to condensed consolidated financial statements.

Bay View Capital Corporation and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

						Unrealized Gain (Loss) on Securities
	Number		Additional			Available-for-	Total
	of Shares	Common	Paid-in	Accumulated	Treasury	Sale,	Stockholders’
	Issued	Stock	Capital	Deficit	Stock	Net of Tax	Equity
			(Amounts in thousands)
Balance at January 1, 2004	6,579	$658	$156,588	$(673)	$(587)	$(54)	$155,932
Exercise of stock warrants	2	—	12	—	—	—	12
Distribution of director’s stock-in-lieu of cash plan shares	1	—	14	—	—	—	14
Net loss (As Restated, See Note 2)	—	—	—	(843)	—	—	(843)
Unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	608	608

Balance at March 31, 2004 (As Restated, See Note 2)	6,582	$658	$156,614	$(1,516)	$(587)	$554	$155,723

See notes to condensed consolidated financial statements.

Bay View Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2004 (As Restated, See Note 2)	March 31, 2003
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss and certain changes in net assets in liquidation	$(843)	$(1,698)
Adjustments to reconcile net loss and certain changes in net assets in liquidation to net cash (used in) provided by operating activities:
Net increase in loans and leases held-for-sale resulting from purchases, net of repayments	(48,094)	(34,953)
Proceeds from sales and /or securitizations of loans and leases held-for-sale	10,093	115,466
Depreciation and amortization of premises and equipment	125	170
Depreciation and amortization of investment in operating lease assets	4,256	8,055
Accretion of retained interests in securitizations	(630)	(726)
Amortization of premiums and accretion of discount	112	(1,540)
Provision for deferred tax	(545)	(802)
(Gain) loss on sale of assets and liabilities, net	305	(53)
Change in fair value of derivative instruments	109	—
Increase in restricted cash	(8,699)	—
(Increase) decrease in other assets	6,473	(2,515)
Decrease in other liabilities	(5,248)	(17,816)
Decrease in reserve for estimated costs during the period of liquidation	(1,076)	(22,529)
Adjustment for liquidation basis	—	1,664
Other, net	1,090	384

Net cash (used in) provided by operating activities	(42,572)	43,107

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in investment in operating lease assets	16,858	24,891
Principal payments on mortgage-backed securities	268	4,263
Principal payments on investment securities	1,140	2,797
Proceeds from sale of mortgage-backed securities available-for-sale	5,187	130
Proceeds from sale of investment securities available-for-sale	—	2,735
Proceeds from sale of real estate owned	690	—
Additions to premises and equipment	(124)	(25)
Decrease in investment in stock of the Federal Home Loan Bank of San Francisco	—	15,736

Net cash provided by investing activities	24,019	50,527

Bay View Capital Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

	For the Three Months Ended
	March 31,
	2004 (As Restated, See Note 2)	March 31, 2003
	(Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	$—	$(224,189)
Increase in warehouse line of credit outstanding	36,552	—
Repayment of warehouse line of credit outstanding	(19,615)	—
Net decrease in other borrowings	(5,844)	(14,408)
Proceeds from issuance of common stock	26	2,598

Net cash provided by (used in) financing activities	11,119	(235,999)

Net decrease in cash and cash equivalents	(7,434)	(142,365)
Cash and cash equivalents at beginning of period	11,563	223,295

Cash and cash equivalents at end of period	$4,129	$80,930

Cash paid during the period for:
Interest	$2,127	$4,857
Income taxes	$22	$13,087
Supplemental non-cash investing and financing activities:
Loans transferred to real estate owned	$—	$1,086

                  See notes to condensed consolidated financial statements.

Bay View Capital Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements
March 31, 2004
(Unaudited)

Note 1. Basis of Presentation

     Bay View Capital Corporation (the “Company,” “we,” “us,” or “our”) is a financial services company headquartered in San Mateo, California.

     The condensed consolidated financial statements include the accounts of the Company, a Delaware corporation, and its wholly-owned subsidiaries: Bay View Acceptance Corporation (“BVAC”), a Nevada corporation, along with its subsidiaries, Bay View Receivables Corporation, a Delaware corporation and Bay View Transaction Corporation, a Delaware corporation; and the Company’s subsidiaries, Bay View Securitization Corporation, a Delaware corporation; Bay View Capital I, a Delaware business trust; FMAC Insurance Services, a Delaware corporation; FMAC 2000-A Holding Company, a California corporation; FMAC Franchise Receivables Corporation, a California corporation; Bay View Commercial Finance Group, a California corporation; XBVBKRS, Inc., a California corporation; MoneyCare, Inc., a California corporation; Bay View Auxiliary Corporation, a California corporation; and Bay View Bank, N.A. (the “Bank”), a national bank which was dissolved effective September 30, 2003. All intercompany accounts and transactions have been eliminated.

     The condensed consolidated financial statements as of March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 have been prepared on a going concern basis. The condensed consolidated financial statements for the three months ended March 31, 2003 have been prepared under the liquidation basis of accounting.

     The information provided in these interim financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s financial condition as of March 31, 2004, the results of its operations for the three months ended March 31, 2004, the changes in net assets in liquidation for the three months ended March 31, 2003, and cash flows for the three-month periods ended March 31, 2004 and 2003. These adjustments are of a normal, recurring nature except as otherwise indicated in this Form 10-Q/A. As necessary, reclassifications have been made to prior period amounts to conform to the current period presentation. These reclassifications had no effect on the Company’s financial position and results of operations. These interim financial statements have been prepared in accordance with the instructions to Form 10-Q.

Bay View Capital Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2004
(Unaudited)

     The Company accounts for its stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25. Under the intrinsic value method, compensation cost is generally the excess, if any, of the quoted market price of the stock at the grant or other measurement date over the exercise price. There were no stock option awards, and no compensation expense was recorded under APB 25 for the three months ended March 31, 2004. Had compensation cost related to stock option awards to employees and directors been determined under the fair value method prescribed under Statement No. 123, the Company’s net loss and loss per share on a going-concern basis would have been the pro forma amounts illustrated in the table below for the period indicated:

For the Three
Months Ended
March 31, 2004
(Dollars in
thousands, except
per share
amounts)
As reported net loss in Consolidated Statement of Operations and Comprehensive Loss	$(843)
Stock-based employee compensation included in net loss as reported	—
Stock-based employee compensation expense determined under fair value method, net of taxes	—

Pro forma net loss, after stock-based employee compensation expense	$(843)

Net loss per share — basic:
As reported	$(0.13)
Pro forma	$(0.13)
Net loss per share — diluted:
As reported	$(0.13)
Pro forma	$(0.13)

     For the three months ended March 31, 2003, we reported our results using the liquidation basis of accounting under which earnings per share information is not presented.

Bay View Capital Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2004
(Unaudited)

Note 2.	Restatement of the Condensed Consolidated Financial Statements as of and for the Three Months ended March 31, 2004

     Subsequent to the issuance of our consolidated financial statements as of and for the three months ended March 31, 2004, we determined that we incorrectly applied FASB Statement No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” to our auto finance subsidiary’s portfolio of auto contracts held-for-sale. As a result, we have restated our condensed consolidated financial statements as of and for the three months ended March 31, 2004 to eliminate the recognition of amortization expense related to premiums and deferred origination costs and fees associated with auto contracts held-for-sale. The restatement increased total assets and net income as of and for the three months ended March 31, 2004 by $426 thousand and $244 thousand, respectively.

     On June 30, 2004, we effected a 1-for-10 reverse stock split of the issued and outstanding shares of the Company’s common stock. As a result, the Company’s issued common stock was reduced from 65,910,689 shares prior to the reverse stock split to 6,590,461 shares following the reverse stock split, including an adjustment for fractional shares. Our restated condensed consolidated financial statements also include adjustments to reflect this reverse stock split. Accordingly, all shares outstanding and per share amounts are presented herein on a post-reverse stock split basis for all periods reported.

     Except as set forth above, we have not updated the disclosures contained herein to reflect any events that have occurred after the Original Filing. The following table shows the impact of the restatement on net income, basic and diluted earnings per share and assets as of for the three months ended March 31, 2004:

As of and
For the Three
Months Ended

March 31, 2004

(Amounts in thousands,
except per share amounts)

Net loss:

Net loss as previously reported	$(1,087)

Net loss as restated	$(843)

Weighted-average basic shares outstanding	6,578

Add: Dilutive potential common shares	—

Weighted-average diluted shares outstanding	6,578

Basic loss per share:

Basic loss per share as previously reported	$(0.17)

Restatement adjustment	0.04

Basic loss per share as restated	$(0.13)

Diluted loss per share:

Diluted loss per share as previously reported	$(0.17)

Restatement adjustment	0.04

Diluted loss per share as restated	$(0.13)

Interest income:

Interest income as previously reported	$4,912

Interest income as restated	$4,511

Loans held-for-sale, Automobile installment contracts:

Loans held-for-sale, Automobile installment contracts as previously reported	$206,929

Loans held-for-sale, Automobile installment contracts as restated	$207,630

Income taxes, net:

Income taxes, net as previously reported	$15,540

Income taxes, net as restated	$15,265

Total Assets:

Total assets as previously reported	$368,361

Total assets as restated	$368,787

Bay View Capital Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2004
(Unaudited)

Note 3. Earnings Per Share

     For the three months ended March 31, 2003, the Company reported its results using the liquidation basis of accounting, under which earnings per share information is not presented. Accordingly, earnings per share information is not presented for the three months ended March 31, 2003.

     Basic earnings per share are calculated by dividing net earnings or loss for the period by the weighted-average common shares outstanding for that period. There is no adjustment to the number of outstanding shares for potential dilutive instruments, such as stock options. Diluted earnings per share takes into account the potential dilutive impact of such instruments and uses the average share price for the period in determining the number of incremental shares to add to the weighted-average number of shares outstanding. For the three months ended March 31, 2004, average dilutive potential common shares of 2,700 related to shares issuable upon the exercise of options and warrants were not included in the computation because they were anti-dilutive.

     The following table illustrates the calculation of basic and diluted earnings per share for the period indicated:

For the Three
Months Ended
March 31, 2004
(Amounts in
thousands, except
per share amounts)
Net loss	$(843)
Weighted-average basic shares outstanding	6,578
Add: Dilutive potential common shares	—

Weighted-average diluted shares outstanding	6,578

Basic earnings per share	$(0.13)

Diluted earnings per share	$(0.13)

Note 4. Investment in Operating Lease Assets

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
Notes to Condensed Consolidated Financial Statements
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

Note 5. Income Taxes

     The Company recorded a tax benefit of $0.5 million for the three months ended March 31, 2004. The effective tax rate used in computing the tax benefit for the first three months of 2004 was 39.2%. This expected 2004 effective tax rate is higher than the federal statutory rate due primarily to state income and franchise taxes.

     For the first quarter of 2003, the Company recorded a tax benefit of $0.8 million. The effective tax rate for the first quarter of 2003 was 32.1%.

     As of December 31, 2003, the Company had a valuation allowance of $21.5 million based on the realizability of its deferred tax asset. The amount of the valuation allowance remained unchanged at March 31, 2004.

Note 6. Commitments and Contingencies

     The Company is involved as plaintiff or defendant in various legal actions and is occasionally exposed to unasserted claims arising in the normal course of business. In the opinion of management, after consultation with counsel, the resolution of these legal actions will not have a material adverse effect on its financial statements.

Bay View Capital Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2004
(Unaudited)

Note 7. Liquidation Reserve

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

Note 8. Subsequent Event

     In April 2004, the Company’s Board of Directors authorized the Company to seek stockholder approval to authorize an amendment to the Company’s Certificate of Incorporation to effect a 1-for-10 reverse stock split of the issued and outstanding shares of the Company’s common stock in the second quarter of 2004.

     On June 24, 2004, the Company’s stockholders approved a 1-for-10 reverse stock split of the issued and outstanding shares of the Company’s common stock. The reverse stock split was effected at 5:00 p.m., EDT, on June 30, 2004 and as a result, the Company’s issued common stock was reduced from 65,910,689 shares prior to the reverse stock split to 6,590,461 shares following the reverse stock split, including an adjustment for fractional shares. The reverse stock split did not impact the par value of the common stock, which remains at $0.01 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The information included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” was written assuming that you have read or have access to the Company’s 2003 Annual Report on Form 10-K, as amended and restated on Form 10-K/A, which contains the latest audited consolidated financial statements and notes, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations. Accordingly, only certain changes in financial condition and results of operations are discussed in this Form 10-Q/A. Furthermore, the interim financial results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

Restatement

     Subsequent to the issuance of our condensed consolidated financial statements as of and for the three months ended March 31, 2004, we restated our condensed consolidated financial statements to reflect the items discussed in Note 2 to our consolidated financial statements. The effects of the restatement have been reflected in the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our restated condensed consolidated financial statements also include adjustments to reflect the 1-for-10 reverse stock split effected on June 30, 2004. Accordingly, all shares outstanding and per share amounts are presented herein on a post-reverse stock split basis.

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

     In connection with the liquidation of assets and satisfaction of the liabilities of the Bank, remaining after the Bank’s September 30, 2003 dissolution, we anticipate making a cash distribution of $2.50 per share to common stockholders at the end of the second quarter of 2004 as previously indicated. Additionally, we anticipate redeeming the remaining outstanding Capital Securities through a series of one or more additional partial redemptions beginning in June 2004.

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

Income Taxes

     At March 31, 2004, we had deferred tax assets of $16.2 million, consisting of net deferred tax assets of $37.7 million less a valuation allowance of $21.5 million. This valuation allowance was established in consideration of our projected future net income available to realize the deferred tax assets under the Amended Plan in years after 2003.

Results of Operations

     As discussed above, we discontinued the use of the liquidation basis of accounting and re-adopted the going concern basis of accounting effective October 1, 2003. For the three months ended March 31, 2003, we reported our results under the liquidation basis of accounting. Our condensed financial statements as of and for the quarter ended March 31, 2004 have been prepared under the going concern basis of accounting while our condensed financial statements as of and for the quarter ended March 31, 2003 have been prepared under the liquidation basis of accounting.

Going Concern Basis

Results of Operations – Three Months ended March 31, 2004

     Our net loss for the quarter ended March 31, 2004 totaled $0.8 million, or $0.13 per diluted share. Our net loss for the quarter consisted of income from ongoing operations of BVAC totaling $0.7 million offset by a net loss of $1.5 million from our liquidating activities.

     For the quarter ended March 31, 2004, our net interest income totaled $3.0 million and was favorably impacted by lower interest expense resulting from the redemption of $63.5 million, or approximately 74%, of the Bay View Capital I Trust 9.76% Capital Securities in December 2003. Interest income for the quarter was $4.9 million and the average yield on interest-earning assets was 7.40% while interest expense on our borrowings was $1.9 million and the average cost of borrowings was 4.08%.

     The following table illustrates average yields on our interest-earning assets and average rates on our interest-bearing liabilities for the period indicated:

	AVERAGE BALANCES, YIELDS AND RATES
	For the Three Months Ended March 31, 2004
	Average		Average
	Balance	Interest	Yield/Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans held-for-sale	$206,197	$4,155	8.10%
Short-term investments	29,727	64	0.86
Mortgage-backed and other securities	2,500	29	4.80
Retained interests in securitizations	28,368	664	9.42

Total interest-earning assets	266,792	4,912	7.40%

Other assets	99,661

Total assets	$366,453

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Warehouse line	$151,343	$1,246	3.28%
Other borrowings	13,987	97	2.78
Junior Subordinated Deferrable Interest Debentures	24,784	599	9.76

Total interest-bearing liabilities	190,114	1,942	4.08%

Other liabilities	20,511

Total liabilities	210,625
Stockholders’ equity	155,828

Total liabilities and stockholders’ equity	$366,453

Net interest income/net interest spread		$2,970	3.32%

Net interest-earning assets	$76,678

Net interest margin			4.50%

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

Income Taxes

     We recorded a tax benefit of $0.5 million for the three months ended March 31, 2004. The effective tax rate used in computing the tax benefit for the first three months of 2004 was 39.2%. This expected 2004 effective tax rate is higher than the federal statutory rate due primarily to state income and franchise taxes.

Liquidation Basis

Changes in Net Assets in Liquidation – March 31, 2003

     Our net assets in liquidation at March 31, 2003 totaled $411.0 million, or $64.10 in net assets in liquidation per outstanding shares compared to $410.1 million, or $64.30 in net assets in liquidation per outstanding share at December 31, 2002.

     The first quarter increase in net assets in liquidation was primarily due to net income from operations of $0.6 million and $2.6 million of proceeds from stock options and warrants exercised during the quarter partially offset by $2.3 million of dividend payments on our Capital Securities. The decrease in net assets in liquidation per outstanding share was primarily due to an increase of 37,400 diluted common shares outstanding resulting from exercises of stock options and warrants during the quarter.

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

Income Taxes

     We recorded a tax benefit of $0.8 million for the three months ended March 31, 2003, which was recorded at an effective tax rate of 32.1%. This 2003 effective tax rate is lower than the federal statutory rate primarily due to state income and franchise taxes.

Balance Sheet Analysis

     Our total assets were $368.8 million at March 31, 2004 compared to $364.1 million at December 31, 2003.

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

Loans

     The following table illustrates our loan portfolio as of the dates indicated:

	March 31, 2004	December 31, 2003
	(Dollars in thousands)
Loans receivable:
Auto installment contracts (1)	$201,816	$161,578
Other loans:
Franchise loans	6,314	6,428
Asset-based loans	503	844
Business loans	—	4,802

Total other loans	6,817	12,074
Loans before premiums, discounts, deferred fees and costs, net	208,633	173,652
Premiums, discounts, deferred fees and costs, net	5,814	4,296

Loans receivable (2) (3)	$214,447	$177,948

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

     Total loans delinquent 60 days or more were $652 thousand at March 31, 2004 compared to $748 thousand at December 31, 2003. Total loans delinquent 60 days or more as a percentage of loans receivable was 0.30% at March 31, 2004 compared to 0.42% at December 31, 2003.

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

     During the first quarter of 2004, we paid the quarterly dividend due on the remaining Bay View Capital I Trust Capital Securities outstanding as of March 30, 2004 totaling $0.5 million compared to $2.2 million during the first quarter of 2003. We anticipate redeeming the remaining outstanding Capital Securities through a series of one or more additional partial redemptions beginning in June 2004. We also anticipate making a cash distribution of $2.50 per share to common stockholders at the end of the second quarter of 2004. The repayment of the Capital Securities and the cash distributions to stockholders will be funded with existing cash and cash equivalents as well as proceeds from the disposition of remaining assets from discontinued banking activities. BVAC funds its purchases of installment contracts with its credit facility and will periodically securitize or sell these contracts in order to provide it with liquidity to continue its purchases.

     Our stockholders’ equity was re-established upon our re-adoption of a going concern basis of accounting effective October 1, 2003. Stockholders’ equity totaled $155.7 million at March 31, 2004 compared to $155.9 million at December 31, 2003.

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

Item 4. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures

     As we have previously reported, on July 22, 2004, Deloitte & Touche LLP advised our Audit Committee and our management of a reportable condition that Deloitte & Touche LLP considers a material weakness in our internal control relating to financial reporting. The condition related to our incorrect amortization of premiums paid, origination fees and direct costs of auto installment contracts held for sale, which, under FASB Statement No. 91, should be deferred until the contracts are sold. We were amortizing such deferred amount resulting in a material misstatement in our condensed consolidated financial statements as of and for the three months ended March 31, 2004. Deloitte & Touche LLP attributed this misstatement to insufficient qualified accounting personnel to identify and resolve complex accounting issues on a timely basis and lack of appropriate resources resulting in insufficient supervision and review of the financial reporting process.

     We have corrected our accounting for the aforementioned premiums paid, origination fees and direct costs, and restated our condensed consolidated financial statements as of and for the three months ended March 31, 2004 (the “Restatement”). For additional discussion of the Restatement, see the Explanatory Note to this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, as originally filed with the Securities and Exchange Commission on May 10, 2004 and “Item 1. Financial Statements — Note 2. Restatement of the Condensed Consolidated Financial Statements as of and for the Three Months ended March 31, 2004”.

     As of the end of the period covered by this Form 10-Q/A, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of the design and operation of our disclosure controls and procedures. In making the evaluation described above, we have considered matters relating to the Restatement including the above described reportable condition.

     Based upon this evaluation, our principal executive officer and principal financial officer concluded that, except for the material weakness described above, our disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure.

     (b) Changes in Internal Control Over Financial Reporting

     There have been no changes in the Company’s internal controls as part of the ongoing evaluation of the reportable condition discussed above. Our principal executive officer and principal financial officer, under the oversight of our Audit Committee, are developing a plan to correct the material weakness in internal control.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are involved as plaintiff or defendant in various legal actions and are occasionally exposed to unasserted claims arising in the normal course of business. In the opinion of management, after consultation with counsel, the resolution of these legal actions will not have a material adverse effect on our condensed statements of financial condition, results of operations or cash flows.

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

a(i)	Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

b(i)	The Registrant filed the following report on Form 8-K dated January 30, 2004 during the three months ended March 31, 2004:

The Registrant furnished as Exhibit 99.1 a copy of its earnings release for the quarter ended December 31, 2003.

b(ii)	The Registrant filed the following report on Form 8-K dated February 13, 2004 during the three months ended March 31, 2004:

The Board of Directors established April 29, 2004 as the date of the Annual Meeting of Stockholders.

b(iii)	The Registrant filed the following report on Form 8-K dated March 19, 2004 during the three months ended March 31, 2004:

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

BAY VIEW CAPITAL CORPORATION Registrant

DATE: August 13, 2004	BY:	/s/ John Okubo

John Okubo
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)