Form 10-Q
period 2004-06-30
BAY VIEW CAPITAL CORP
filed 2004-08-13
CIK 840387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, Par Value $.01 (Title of Class)	Outstanding at July 31, 2004 6,587,018 shares

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

     The Company anticipates making a series of cash distributions to our stockholders from the proceeds of the disposition of assets from discontinued banking activities. The factors that could reduce the amounts ultimately distributed or that could cause a delay in making the distributions include the following:

•	Unforeseen delays in the disposition of the assets;

•	The realization of the Company’s deferred tax assets could be less than the Company currently projects;

•	The Company may encounter difficulty in selling some of its assets, and certain assets may not be able to be sold for the prices the Company currently anticipates;

•	The Company may not be able to discharge certain liabilities for the amounts the Company currently estimates;

•	The Company may incur or discover presently unanticipated claims, liabilities or expenses;

•	Our current estimates of the cash distribution amounts include projections of future events and performance and, accordingly, are inherently subject to many uncertainties;

•	The expenses of the disposition of assets may exceed the amounts currently estimated;

•	Our Board could determine to expand the Company’s and BVAC’s operations if it decides greater stockholder value would be realized by doing so.

     As a result of the foregoing factors, no stockholder should place undue reliance on any forward-looking statements. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements and all forward-looking statements speak only as of the date made.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bay View Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Financial Condition
(Unaudited)

	June 30, 2004	December 31, 2003
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$5,839	$11,563
Restricted cash	37,114	32,240
Securities available-for-sale:
Retained interests in securitizations	26,718	28,590
Mortgage-backed and other securities	201	6,139
Installment contracts and loans held-for-sale:
Installment contracts	149,637	165,874
Other loans	5,312	12,074
Installment contracts held-for-investment, net of allowance for losses of $480 thousand at June 30, 2004	102,502	—
Investment in operating lease assets, net	27,041	66,657
Real estate owned, net	4,254	4,955
Premises and equipment, net	460	371
Repossessed vehicles	395	438
Income taxes, net	15,687	21,031
Goodwill	1,846	1,846
Other assets	10,869	12,340

Total assets	$387,875	$364,118

LIABILITIES AND STOCKHOLDERS’ EQUITY
Borrowings:
Warehouse credit facility	$220,941	$138,221
Other borrowings	6,136	16,055
Junior Subordinated Deferrable Interest Debentures	—	24,784
Other liabilities	11,246	17,500
Liquidation reserve	10,290	11,626

Total liabilities	248,613	208,186

Stockholders’ equity:
Common stock ($.01 par value); authorized, 80,000,000 shares; issued, 2004 - 6,587,018 shares; 2003 - 6,579,333 shares; outstanding, 2004 - 6,579,383 shares; 2003 - 6,575,890 shares	66	658
Additional paid-in capital	140,904	156,588
Accumulated deficit	(1,637)	(673)
Treasury stock, at cost; 2004 - 3,443 shares; 2003 - 3,443 shares	(587)	(587)
Accumulated other comprehensive gain (loss)	516	(54)

Total stockholders’ equity	139,262	155,932

Total liabilities and stockholders’ equity	$387,875	$364,118

See notes to condensed consolidated financial statements.

Bay View Capital Corporation and Subsidiaries

Condensed Consolidated Statement of Operations and Comprehensive Loss
(Unaudited)

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2004	June 30, 2004
	Going Concern Basis
	(Dollars in thousands, except per
	share amounts)
Interest income:
Interest on installment contracts and loans	$4,508	$8,663
Interest and dividends on investment securities	702	1,430
Interest on mortgage-backed securities	2	31

	5,212	10,124
Interest expense:
Interest on borrowings	2,163	4,105

	2,163	4,105
Net interest income	3,049	6,019
Provision for credit losses	521	521

Net interest income after provision for credit losses	2,528	5,498
Noninterest income:
Leasing income	3,596	8,824
Loan fees and charges	224	724
Loan servicing income	852	1,799
Gain (loss) on sale of assets and liabilities, net	260	(45)
Other, net	1,324	2,095

	6,256	13,397
Noninterest expense:
General and administrative	6,146	12,687
Leasing expenses	2,848	7,515
Real estate owned operations, net	(11)	280

	8,983	20,482
Loss before income tax benefit	(199)	(1,587)
Income tax benefit	(78)	(623)

Net loss	$(121)	$(964)

Basic loss per share	$(0.02)	$(0.15)

Diluted loss per share	$(0.02)	$(0.15)

Weighted-average basic shares outstanding	6,591	6,581

Weighted-average diluted shares outstanding	6,591	6,581

Net loss	$(121)	$(964)
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on securities available-for-sale, net of tax expense (benefit) of ($24) and $364 for the three and six month periods ended June 30, 2004, respectively	(38)	570

Other comprehensive income (loss)	(38)	570

Comprehensive loss	$(159)	$(394)

See notes to condensed consolidated financial statements.

Bay View Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Net Assets in Liquidation (Liquidation Basis)
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

Bay View Capital Corporation and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

						Unrealized
						Gain (Loss) on
	Number		Additional			Securities	Total
	of Shares	Common	Paid-in	Accumulated	Treasury	Available-for-Sale,	Stockholders’
	Issued	Stock	Capital	Deficit	Stock	Net of Tax	Equity
				(Dollars in thousands)
Balance at January 1, 2004	6,579	$658	$156,588	$(673)	$(587)	$(54)	$155,932
Exercise of stock warrants	4	—	20	—	—	—	20
Distribution of director’s stock-in-lieu of cash plan shares	8	1	181	—	—	—	182
Reclassification of common stock par value to additional paid-in-capital due to reverse stock split	—	(593)	593	—	—	—	—
Cash distribution	—	—	(16,478)	—	—	—	(16,478)
Net loss	—	—	—	(964)	—	—	(964)
Unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	570	570

Balance at June 30, 2004	6,591	$66	$140,904	$(1,637)	$(587)	$516	$139,262

See notes to condensed consolidated financial statements.

Bay View Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2004	2003
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss and certain changes in net assets in liquidation	$(964)	$(3,367)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Net increase in loans and leases held-for-sale resulting from originations, net of repayments	(96,977)	(73,494)
Proceeds from sales and /or securitizations of loans and leases held-for-sale	14,988	115,466
Provision for credit losses	521	—
Depreciation and amortization of premises and equipment	166	298
Depreciation and amortization of investment in operating lease assets	6,924	16,572
Accretion of retained interests in securitizations	(1,242)	(1,489)
Amortization of premiums and accretion of discount	81	(3,107)
Provision for deferred taxes	(623)	—
Loss on sale of assets and liabilities, net	45	32
Change in fair value of derivative instruments	(1,624)	—
Increase in restricted cash	(4,874)	—
(Increase) decrease in other assets	3,604	(2,089)
Decrease in other liabilities	(3,553)	(15,187)
Decrease in reserve for estimated costs during the period of liquidation	(1,336)	(26,616)
Adjustment for liquidation basis	—	2,588
Other, net	2,056	1,232

Net cash (used in) provided by operating activities	(82,808)	10,839

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in investment in operating lease assets	32,101	51,085
Principal payments on mortgage-backed securities	383	7,965
Principal payments on investment securities	4,011	5,156
Proceeds from sale of mortgage-backed securities available-for-sale	5,626	130
Proceeds from sale of investment securities available-for-sale	—	2,735
Proceeds from sale of real estate owned	690	2
Additions to premises and equipment	(252)	(17)
Decrease in investment in stock of the Federal Home Loan Bank of San Francisco	—	15,576

Net cash provided by investing activities	42,559	82,632

Bay View Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2004	2003
	(Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	$—	$(224,189)
Increase in warehouse line of credit outstanding	128,399	13,137
Repayment of warehouse line of credit outstanding	(45,679)	—
Redemption of Junior Subordinated Deferrable Interest Debentures	(22,000)	—
Net decrease in other borrowings	(9,919)	(26,260)
Proceeds from issuance of common stock	202	3,167
Dividends paid to common stockholders	(16,478)	—

Net cash provided by (used in) financing activities	34,525	(234,145)

Net decrease in cash and cash equivalents	(5,724)	(140,674)
Cash and cash equivalents at beginning of period	11,563	223,295

Cash and cash equivalents at end of period	$5,839	$82,621

Cash paid during the period for:
Interest	$3,377	$7,343
Income taxes	$264	$13,603
Supplemental non-cash investing and financing activities:
Loans transferred to real estate owned	$—	$6,970
Loans transferred from held-for-sale to held-for-investment	$103,023	$—
Redemption of Junior Subordinated Deferrable Interest Debentures	$2,784

See notes to condensed consolidated financial statements.

Bay View Capital Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements
June 30, 2004
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

     The condensed consolidated financial statements as of June 30, 2004 and December 31, 2003 and for the three- and six-month periods ended June 30, 2004 have been prepared on a going concern basis. The condensed consolidated financial statements for the three- and six-month periods ended June 30, 2003 have been prepared under the liquidation basis of accounting.

     The information provided in these interim financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s financial condition as of June 30, 2004, the results of its operations for the three- and six-month periods ended June 30, 2004, the changes in net assets in liquidation for the three- and six-month periods ended June 30, 2003, and cash flows for the six-month periods ended June 30, 2004 and 2003. These adjustments are of a normal, recurring nature unless otherwise disclosed in this Form 10-Q. As necessary, reclassifications have been made to prior period amounts to conform to the current period presentation. These reclassifications had no effect on the Company’s financial position and results of operations. These interim financial statements have been prepared in accordance with the instructions to Form 10-Q.

Bay View Capital Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2004
(Unaudited)

     On June 24, 2004, the Company’s stockholders approved a 1-for-10 reverse stock split of the issued and outstanding shares of the Company’s common stock. The reverse stock split was effected at 5:00 p.m., EDT, on June 30, 2004 and as a result, the Company’s issued common stock was reduced from 65,910,689 shares prior to the reverse stock split to 6,590,461 shares following the reverse stock split, including an adjustment for fractional shares. The reverse stock split did not impact the par value of the common stock, which remains at $0.01 per share. Accordingly, the aggregate value of the issued common stock on the Company’s balance sheet was reduced by reclassifying the cumulative par value of the eliminated shares of common stock to additional paid-in capital. All shares outstanding and per share amounts are presented on a post-reverse stock split basis for all periods reported.

     The Company accounts for its stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25. Under the intrinsic value method, compensation cost is generally the excess, if any, of the quoted market price of the stock at the grant or other measurement date over the exercise price. There were no stock option awards, and no compensation expense was recorded under APB 25 for the six months ended June 30, 2004. Had compensation cost related to stock option awards outstanding to employees and directors been determined under the fair value method prescribed under Statement No. 123, the Company’s net loss and loss per share on a going-concern basis would have been the pro forma amounts illustrated in the table below for the period indicated:

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2004	June 30, 2004
	(Dollars in thousands, except per
	share amounts)
As reported net loss in Consolidated Statement of Operations and Comprehensive Loss	$(121)	$(964)
Stock-based employee compensation included in net loss as reported	—	—
Stock-based employee compensation expense determined under fair value method, net of taxes	—	—

Pro forma net loss, after stock-based employee compensation expense	$(121)	$(964)

Net loss per share — basic:
As reported	$(0.02)	$(0.15)
Pro forma	$(0.02)	$(0.15)
Net loss per share — diluted:
As reported	$(0.02)	$(0.15)
Pro forma	$(0.02)	$(0.15)

     For the three- and six-month periods ended June 30, 2003, we reported our results using the liquidation basis of accounting under which earnings per share information is not presented.

Bay View Capital Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2004
(Unaudited)

Note 2. Earnings Per Share

     For the three- and six-month periods ended June 30, 2003, the Company reported its results using the liquidation basis of accounting, under which earnings per share information is not presented. Accordingly, earnings per share information has not been presented for the three- and six-month periods ended June 30, 2003.

     Basic earnings per share is calculated by dividing net earnings or loss for the period by the weighted-average common shares outstanding for the period. There is no adjustment to the number of outstanding shares for potential dilutive instruments, such as stock options. Diluted earnings per share takes into account the potential dilutive impact of such instruments and uses the average share price for the period in determining the number of incremental shares to add to the weighted-average number of shares outstanding. For the three- and six-month periods ended June 30, 2004, average dilutive potential common shares issuable upon the exercise of options and warrants of 7,001 and 7,492, respectively, were excluded from the computation because they were anti-dilutive.

     The following table illustrates the calculation of basic and diluted earnings per share for the periods indicated:

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2004	June 30, 2004
	(Amounts in thousands,
	except per share amounts)
Net loss	$(121)	$(964)

Weighted-average basic shares outstanding	6,591	6,581
Add: Dilutive potential common shares	—	—

Weighted-average diluted shares outstanding	6,591	6,581

Basic earnings per share	$(0.02)	$(0.15)

Diluted earnings per share	$(0.02)	$(0.15)

Bay View Capital Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2004
(Unaudited)

Note 3. Investment in Operating Lease Assets

     Leasing expense represents expenses related to the Company’s auto leasing activities. Because the leases are accounted for as operating leases, the corresponding assets are capitalized and depreciated to their estimated residual values over their lease terms. This depreciation expense is included in leasing expenses, along with the amortization of capitalized initial direct lease costs and impairment charges. Leasing expenses were $2.8 million for the second quarter of 2004 compared to $8.0 million for the second quarter of 2003. Leasing expenses were $7.5 million for the first six months of 2004 as compared to $17.4 million for the first six months of 2003.

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

     For those leases considered impaired, the Company then estimates the fair value of the lease. The fair value is determined by calculating the present value of the future estimated cash flows, again assuming the probabilities of each of the three disposition scenarios. The present value is calculated using current market rates which are similar to the original contract lease rate. For those impaired leases where the estimated fair value is less than the net book value, an impairment charge is recorded for the difference. Since the inception of the lease portfolio in June 1998, the Company has recorded additional monthly depreciation charges, also included in leasing expense, to provide for losses that may be incurred at the end of the lease terms. During the first six months of 2004, we recorded $1.2 million of additional depreciation.

Note 4. Income Taxes

     The Company recorded tax benefits of $0.1 million and $0.6 million for the second quarter and the first six months of 2004, respectively. The effective tax rate used in computing the tax benefit for the second quarter and first six months of 2004 was 39.2%. This expected 2004 effective tax rate is higher than the federal statutory rate due primarily to state income and franchise taxes.

Bay View Capital Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2004
(Unaudited)

     For the second quarter and the first six months of 2003, the Company recorded tax benefits of $0.8 million and $1.6 million, respectively. The effective tax rate used in computing the tax benefit for the second quarter and first six months of 2003 was 32.1%.

     As of December 31, 2003 and March 31, 2004, the Company had a valuation allowance of $21.5 million based on the realizability of its deferred tax asset. The balance of the valuation allowance remained unchanged at June 30, 2004.

Note 5. Commitments and Contingencies

     The Company is involved as plaintiff or defendant in various legal actions and is occasionally exposed to unasserted claims arising in the normal course of business. In the opinion of management, after consultation with counsel, the resolution of these legal actions will not have a material adverse effect on its financial statements.

Note 6. Liquidation Reserve

     The liquidation reserve, recorded while the Company was using the liquidation basis of accounting, includes accruals for severance payments, costs related to facility closures and estimated litigation expense and settlement costs. At June 30, 2004, the remaining balance of the liquidation reserve was $10.3 million, including accruals for severance and facilities of $1.6 million and $5.7 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The information included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” was written assuming that you have read or have access to the Company’s 2003 Annual Report on Form 10-K, as amended and restated on Form 10-K/A, which contains the latest audited consolidated financial statements and notes, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations. Accordingly, only certain changes in financial condition and results of operations are discussed in this Form 10-Q. Furthermore, the interim financial results for the three- and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

Reverse Stock Split

     On June 24, 2004, our stockholders approved a 1-for-10 reverse stock split of the issued and outstanding shares of our common stock. The reverse stock split was effected at 5:00 p.m., EDT, on June 30, 2004 and as a result, our issued common stock was reduced from 65,910,689 shares prior to the reverse stock split to 6,590,461 shares following the reverse stock split, including an adjustment for fractional shares. Accordingly, all shares outstanding and per share amounts are presented on a post-reverse stock split basis for all periods reported.

Bay View Bank Liquidation

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

     During the fourth quarter of 2003, our Board of Directors amended the Plan to become a plan of partial liquidation (the “Amended Plan”) under which we are completing the liquidation of the assets and satisfaction of the liabilities of the Bank remaining after the Bank’s September 30, 2003 dissolution, distributing the proceeds to our stockholders through a series of cash distributions, and continuing to operate BVAC on an ongoing basis. In connection with the Amended Plan, we discontinued our use of liquidation basis accounting and re-adopted the going concern basis of accounting effective October 1, 2003.

     During the fourth quarter of 2003, in accordance with the Amended Plan, we made an initial cash distribution of $263.2 million to our stockholders and redeemed $63.5 million of the 9.76% Cumulative Capital Securities (“Capital Securities”) issued by Bay View Capital I Trust.

     On June 30, 2004, we redeemed the remaining $22.0 million of the Capital Securities at a price equal to 100% of the $25.00 par value of each Capital Security. In connection with the liquidation of assets and satisfaction of the liabilities of the Bank remaining after the Bank’s September 30, 2003 dissolution, we also paid a cash distribution of $16.5 million to common stockholders on June 30, 2004.

Automobile Finance

     BVAC, the Company’s auto finance subsidiary, acquires auto installment contracts from approximately 7,000 manufacturer-franchised and independent auto dealers in 25 states and has positioned itself in the market as a premium priced lender for well-qualified borrowers seeking extended financing terms and higher advances than those generally offered by traditional lenders. The Company believes this strategy has enabled BVAC to establish a loyal dealership network and a unique niche by satisfying consumer demand within this market segment that has not been well served by the large commercial banks and auto finance companies. Of the contracts purchased in the first half of 2004, approximately 95% were originated by manufacturer franchised dealerships and approximately 5% were originated by independent dealerships; 55% were contracts on new vehicles and 45% were contracts on used vehicles. BVAC purchases installment contracts with limited recourse to the dealer.

     BVAC places a strong emphasis on borrower stability, credit quality, and debt serviceability. With Fair, Isaac & Co. “FICO” credit scores that averaged 734 in the second quarter of 2004, BVAC’s borrower base is largely comprised of prime borrowers. BVAC offers loan terms to 96 months and typically finances an amount in excess of a dealer’s wholesale value of a vehicle. During the quarter, the average loan amount BVAC financed was $30,300, the average contract term was 84 months and the average loan-to-value ratio was 127% of vehicle wholesale value. BVAC utilizes a proprietary credit scoring system in connection with its underwriting and credit approvals. The credit scoring system captures data from consumers’ credit bureau reports, consumers’ loan applications and the terms of proposed loans.

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

Retained Interests in Securitizations

     BVAC periodically transfers installment contracts to securitization trusts, which then issue asset-backed securities. BVAC has structured these transactions as sales of the installment contracts. In order to enhance the credit rating of these asset-backed securities, BVAC deposits cash into restricted cash accounts established by the securitization trusts. Excess cash flow within the securitization trusts — resulting from interest income received on the installment contracts in excess of interest paid to investors in the asset-backed securities, credit losses and trust expenses — is utilized to build the restricted cash account to pre-designated levels and provide further credit enhancement. Once these pre-designated levels are attained, excess cash flow is distributed to BVAC. In accounting for these securitization transactions, BVAC has typically recognized a gain on the sale transaction and a related asset, a retained interest in the securitization, that represents the present value of the cash deposit and excess cash flow that is anticipated to be produced by the securitization trust over the life of the asset-backed securities.

     We incorporate various assumptions in calculating the present value of the cash deposit and excess cash flow. The following table illustrates the significant assumptions utilized in the valuation of retained interests in securitizations as of June 30, 2004:

Weighted-average discount rate	12.0%-12.5%
Projected annual credit losses, net	1.00%
Range of projected cumulative credit losses	1.71%-1.90%
Prepayment speed	1.6 ABS

     Changes in the above assumptions due to actual experiences or market conditions could affect the value of our retained interests in securitizations.

Income Taxes

     At June 30, 2004, we had deferred tax assets of $16.3 million, consisting of net deferred tax assets of $37.8 million less a valuation allowance of $21.5 million. This valuation allowance was established in consideration of our projected future net income available to realize the deferred tax assets under the Amended Plan in years after 2003.

Results of Operations

     As discussed above, we discontinued the use of the liquidation basis of accounting and re-adopted the going concern basis of accounting effective October 1, 2003. From September 30, 2002, we reported our results under the liquidation basis of accounting under which we reported the value of, and the changes in, net assets available for distribution to stockholders (“net assets in liquidation”) instead of results from continuing operations. Accordingly, our financial statements as of June 30, 2004 and December 31, 2003 and for the three- and six-month periods ended June 30, 2004 have been prepared under the going concern basis of accounting while our financial statements for the three- and six-month periods ended June 30, 2003 have been prepared under the liquidation basis of accounting.

Going Concern Basis

Results of Operations — Three- and Six-Month Periods ended June 30, 2004

     Our net loss for the second quarter of 2004 was $121 thousand, or $0.02 per diluted share. Net loss for the first six months of 2004 was $964 thousand, or $0.15 per diluted share. Our net losses for the quarter and the first six months of 2004 were comprised of net income from BVAC’s ongoing auto finance business totaling $1.5 million and $2.2 million, respectively, offset by net losses from the continued liquidation of the assets and liabilities we assumed from the Bank of $1.6 million and $3.2 million, respectively.

     Our second quarter results improved, compared to the prior quarter’s net loss of $843 thousand, primarily due to increased interest income, unrealized gains in the Company’s interest rate swap portfolio and decreased general and administrative expenses. Interest income for the quarter was $5.2 million and the average yield on interest-earning assets was 7.14% while interest expense on our borrowings was $2.2 million and the average cost of borrowings was 4.19%. Interest income for the first six months of 2004 was $10.1 million and the average yield on interest-earning assets was 7.27% while interest expense on our borrowings was $4.1 million and the average cost of borrowings was 4.13%.

     The following tables illustrate average yields on our interest-earning assets and average rates on our interest-bearing liabilities for the periods indicated:

	AVERAGE BALANCES, YIELDS AND RATES
	For the Three Months Ended June 30, 2004
	Average		Average
	Balance	Interest	Yield/Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans held-for-sale	$239,258	$4,508	7.57%
Short-term investments	25,449	50	0.81
Mortgage-backed and other securities	366	2	1.64
Retained interests in securitizations	27,988	652	9.31

Total interest-earning assets	293,061	5,212	7.14%

Other assets	85,270

Total assets	$378,331

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Warehouse line	$172,131	$1,530	3.53%
Other borrowings	8,695	28	1.30
Junior Subordinated Deferrable Interest Debentures	24,511	605	9.87

Total interest-bearing liabilities	205,337	2,163	4.19%

Other liabilities	25,501

Total liabilities	230,838
Stockholders’ equity	147,493

Total liabilities and stockholders’ equity	$378,331

Net interest income/net interest spread		$3,049	2.95%

Net interest-earning assets	$87,724

Net interest margin			4.20%

	AVERAGE BALANCES, YIELDS AND RATES
	For the Six Months Ended June 30, 2004
	Average		Average
	Balance	Interest	Yield/Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans held-for-sale	$222,599	$8,663	7.83%
Short-term investments	27,588	113	0.84
Mortgage-backed and other securities	1,433	31	4.40
Retained interests in securitizations	28,178	1,317	9.34

Total interest-earning assets	279,798	10,124	7.27%

Other assets	96,199

Total assets	$375,997

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Warehouse line	$161,737	$2,777	3.41%
Other borrowings	11,341	125	2.21
Junior Subordinated Deferrable Interest Debentures	24,647	1,203	9.77

Total interest-bearing liabilities	197,725	4,105	4.13%

Other liabilities	30,675

Total liabilities	228,400
Stockholders’ equity	147,597

Total liabilities and stockholders’ equity	$375,997

Net interest income/net interest spread		$6,019	3.14%

Net interest-earning assets	$82,073

Net interest margin			4.35%

     For the quarter and six-month period ended June 30, 2004, our provision for credit losses was $0.5 million. During the second quarter of 2004, BVAC transferred auto contracts of $103.0 million from its held-for-sale portfolio to its held-for-investment portfolio and, in connection with this transfer, established an allowance for credit losses on these contracts through the $0.5 million provision for credit losses.

     For the quarter ended June 30, 2004, noninterest income was $6.3 million and included leasing income of $3.6 million, loan servicing and other fee income of $1.1 million, $2.8 million of unrealized gains in interest rate swaps carried at fair value, $1.4 million of unrealized losses in auto contracts carried at the lower of cost or estimated fair value, and $0.1 million of other income. Noninterest expense was $9.0 million and included leasing expenses of $2.8 million and operating expenses of $6.1 million.

     Year-to-date, noninterest income was $13.4 million and included leasing income of $8.8 million, loan servicing and other fee income of $2.5 million, $2.6 million of unrealized gains in interest rate swaps carried at fair value, $1.6 million of unrealized losses in auto contracts carried at the lower of cost or estimated fair value, and $1.1 million of other income. Noninterest expense was $20.5 million and included leasing expenses of $7.5 million and operating expenses of $13.0 million.

Leasing Expenses

     Because our auto leases are accounted for as operating leases, the corresponding assets are capitalized and depreciated to their estimated residual values over their lease terms. This depreciation expense is included in leasing expenses, along with the amortization of capitalized initial direct lease costs and impairment charges. For the second quarter and the first half of 2004, leasing expenses were $2.8 million and $7.5 million, respectively. We ceased purchasing auto leases in June 2000 and since then, the balance of our lease portfolio has continued to decline as leases have reached their end-of-term. Our leasing expenses continue to decline in line with this reduction in the balance of the remaining portfolio.

     At June 30, 2004, there were no vehicles in our automobile lease portfolio that were considered impaired under Statement of Financial Accounting Standards No. 144. Approximately 2% and 59% of the vehicles in our automobile lease portfolio were considered impaired at December 31, 2003 and June 30, 2003, respectively. We perform impairment testing on our auto lease portfolio on a quarterly basis. Accordingly, the percentage of leases considered impaired is a measure of the quarterly change (normally a decline) in residual values versus our depreciation and writedown of the book value of our auto lease portfolio since the prior quarterly valuation. This impairment is subject to a number of significant assumptions that could change in the near term, and adversely affect the valuation of the automobile lease portfolio. These assumptions were previously described under Critical Accounting Policies, Investment in Operating Lease Assets. Two of these assumptions, including the residual values of individual leases that are projected by ALG and the relative probabilities of the three alternatives for disposing of vehicles, are particularly susceptible to changes in market conditions. As an illustration of the sensitivity of these assumptions at June 30, 2004, if the market values of the individual vehicles declined by $250, approximately 40 of the 3,043 vehicles in our automobile lease portfolio, or 1%, would be deemed to be impaired and, therefore, potentially subject to an impairment charge. The impairment charge could increase if the percentage of vehicles returned to us is greater than the percentage that was projected at year-end, because the proceeds realized when the Company must dispose of the vehicle are generally less than if the lessee purchases the automobile prior to the end of the lease term.

Income Taxes

     We recorded tax benefits of $0.1 million and $0.6 million for the second quarter and the first half of 2004, respectively. The effective tax rate used in computing the tax benefit for the second quarter and the first half of 2004 was 39.2%. This expected 2004 effective tax rate is higher than the federal statutory rate due primarily to state income and franchise taxes.

     For the second quarter and the first six months of 2003, we recorded tax benefits of $0.8 million and $1.6 million, respectively. The effective tax rate used in computing the tax benefit for the first six months of 2003 was 32.1%.

Liquidation Basis

Changes in Net Assets in Liquidation — Three- and Six-Month Periods Ended June 30, 2003

     Our net assets in liquidation at June 30, 2003 totaled $409.9 million, or $63.70 in net assets in liquidation per outstanding diluted share.

     The changes in net assets in liquidation during the second quarter included dividends paid on the Capital Securities totaling $2.3 million. The dividend payments were partially offset by second quarter net income from operations of $0.6 million and proceeds from stock options and warrants exercised during the quarter of $0.6 million.

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

     The net assets in liquidation per outstanding diluted share at June 30, 2003 was unfavorably impacted by an increase of approximately 60,500 diluted common shares, resulting from exercises of stock options and warrants during the first six months of 2003.

     During the second quarter of 2003, BVAC completed a study of its loan production and servicing operations, and identified a number of opportunities to increase efficiencies without compromising existing underwriting and servicing standards. To this end, the Chicago and Houston loan production offices were consolidated into the Covina, California office. In addition, BVAC reduced the size of its loan servicing and collections staff while expanding its lending operations from five to seven days per week. Second quarter results include a pre-tax charge of $675 thousand for the costs of this restructuring.

Leasing Expenses

     Leasing expenses were $8.0 million and $17.4 million for the second quarter and the first six months of 2003, respectively. At June 30, 2003, approximately 5,005 of the 8,469 vehicles in our automobile lease portfolio, or 59%, were considered impaired under Statement No. 144. If the market values of the individual vehicles declined by $250, an additional 5% of the leases would have been deemed to be impaired and, therefore, potentially subject to an impairment charge.

Income Taxes

     We recorded tax benefits of $0.8 million and $1.6 million for the second quarter and the first six months of 2003, respectively. The effective tax rate used in computing the tax benefit for the first six months of 2003 was 32.1%. The income tax benefit includes the deduction of the dividends on Capital Securities. This 2003 effective tax rate was lower than the federal statutory rate primarily due to the tax benefits from state income and franchise taxes.

Balance Sheet Analysis

     Our total assets were $387.9 million at June 30, 2004 compared to $364.1 million at December 31, 2003. The increase in total assets was primarily due to $86.3 million of net growth in auto contracts offset, in part, by $39.6 million of payoffs of auto leases.

Cash and Cash Equivalents

     At June 30, 2004, our cash and cash equivalents totaled $5.8 million of cash deposited at depository institutions. At December 31, 2003, our cash and cash equivalents totaled $11.6 million and consisted of $11.5 million of cash deposited at depository institutions and $0.1 million of money market funds.

Restricted Cash

     Our restricted cash balances were $37.1 million and $32.2 million at June 30, 2004 and December 31, 2003, respectively. Restricted cash attributable to BVAC’s auto finance business includes cash retained in reserve accounts established by BVAC’s auto securitization trusts for purposes of providing credit enhancement for asset-backed bond issuances, cash collateral provided to counterparties to BVAC’s hedging contracts to meet margin requirements, and cash collateral provided to cure potential borrowing base deficiencies on BVAC’s warehouse credit facility. The remaining assets from the Bank liquidation also include restricted cash that has been pledged for purposes of securing a letter of credit, the financing secured by the auto lease portfolio contractual cash flow, and other contractual obligations.

Retained Interests in Securitizations

     The following table provides information, by securitization transaction, on the balance of retained interests in securitizations of auto installment contracts as of the dates indicated:

	June 30,	December 31,
	2004	2003
	(Dollars in thousands)
Available-for-sale
Transaction:
Bay View 2002-LJ-1 Owner Trust	$17,764	$18,744
Bay View 2003-LJ-1 Owner Trust	8,954	9,846

Total retained interests in securitizations	$26,718	$28,590

     Our retained interests are subordinate to investor interests. Their value is subject to credit, prepayment, and interest rate risks on the transferred auto installment contracts. At June 30, 2004, all retained interests in securitizations were classified as available-for-sale and reported at fair value. Unrealized gains of $0.5 million in these retained interests available-for-sale were included in our stockholders’ equity (net of taxes) at June 30, 2004.

Mortgage-backed and Other Securities

     The following table provides information on the balance of mortgage-backed and other securities as of the dates indicated:

	June 30,	December 31,
	2004	2003
	( Dollars in thousands)
Available-for-sale
Mortgage-backed securities:
GNMA, Fannie Mae and Freddie Mac	$—	$5,335
Collateralized mortgage obligations	100	558

Total mortgage-backed securities	100	5,893
Asset-backed securities	101	246

Total mortgage-backed and other securities available-for-sale	$201	$6,139

     At June 30, 2004, our securities were classified as available-for-sale. We do not maintain a trading portfolio. Net unrealized gains and losses on our securities available-for-sale are excluded from earnings and reported, net of applicable income taxes, as a separate component of stockholders’ equity. Gains and losses on sales of securities are recorded in earnings at the time of sale.

     We sold $5.5 million of mortgage-backed securities during the first half of 2004 and recognized losses of $11 thousand. There were no purchases of mortgage-backed or other securities during this period.

     At June 30, 2004, our stockholders’ equity included $8 thousand of unrealized losses, net of taxes, from mortgage-backed and other securities available-for-sale.

Installment Contracts and Loans

     The following table illustrates our portfolio of installment contracts and loans as of the dates indicated:

	June 30, 2004	December 31, 2003
	(Dollars in thousands)
Installment contracts and loans receivable:
Auto installment contracts (1)
Installment contracts held-for-sale	$142,247	$161,578
Installment contracts held-for-investment	102,502	—

Total auto installment contracts	244,749	161,578
Other loans to be liquidated:
Franchise loans	4,856	6,428
Asset-based loans	456	844
Business loans	—	4,802

Total other loans to be liquidated	5,312	12,074
Installment contracts and loans before premiums, discounts, deferred fees and costs, net	250,061	173,652
Premiums, discounts, deferred fees and costs, net	7,390	4,296

Installment contracts and loans receivable (2)	$257,451	$177,948

(1)	Amounts exclude auto-related operating lease assets reported separately from loans and leases totaling $27.0 million at June 30, 2004 and $66.7 million at December 31, 2003.

(1) (2)	Includes allowances for mark-to-market valuation reserves and credit losses of $2.5 million and $3.2 million at June 30, 2004 and December 31, 2003, respectively.

     The increase in loans receivable from December 31, 2003 to June 30, 2004 was attributable to BVAC’s purchases of auto contracts partially offset by loan sales and repayments during the first six months of 2004. During the first six months of 2004, we sold $15.6 million of auto contracts and $4.8 million of business loans, and received $52.3 million of loan repayments. Other than BVAC’s purchases, we ceased all other loan production activities during the fourth quarter of 2002.

Auto Installment Contracts

     During the second quarter of 2004, BVAC purchased $75.9 million of auto contracts compared to $69.3 million for the first quarter of 2004 - representing a 9% quarter-over-quarter increase in production. Second quarter purchased contract rates averaged 7.86% and FICO scores averaged 734; compared to first quarter purchased contract rates which averaged 7.90% and FICO scores which averaged 734. At June 30, 2004, BVAC was servicing 29,057 auto contracts representing $561.6 million compared to 30,808 auto contracts representing $562.8 million at December 31, 2003.

     BVAC sold approximately $10.2 million and $15.6 million of auto contracts during the second quarter and the first half of 2004, respectively. Repayments of $27.3 million and $50.1 million were received during the second quarter and the first six months of 2004, respectively.

     BVAC anticipates securitizing a portion of its auto contracts in an asset-backed bond offering in the fourth quarter of 2004 or the first quarter of 2005. Its previous securitizations were structured as sales transactions; however, many banks and finance companies have recently elected to structure such transactions as financings that preclude the use of “gain-on-sale” accounting. BVAC anticipates structuring its future securitizations as financings that will not qualify for “gain-on-sale” accounting. As a result of this decision, and in anticipation of securitizing auto contracts and marketing an asset-backed bond offering in the next two to three quarters, BVAC transferred $103.0 million of auto contracts from its held-for-sale portfolio to its held-for-investment portfolio during the second quarter of 2004.

Other Loans

     During the first six months of 2004, we sold $4.8 million of business loans and received $2.2 million of asset-based and franchise loan repayments. At June 30, 2004, the net carrying value of our remaining investment in loans to be liquidated was $5.3 million compared to $12.1 million at December 31, 2003.

Credit Quality

     We define nonperforming assets as nonaccrual loans, real estate owned and other repossessed assets. We define nonaccrual loans as loans 90 days or more delinquent as to principal and interest payments (unless the principal and interest are well secured and in the process of collection) and loans less than 90 days delinquent when we determine that the full collection of principal and/or interest is doubtful. We do not record interest on nonaccrual loans.

     The following table illustrates our nonperforming assets as of the dates indicated:

	June 30,	December 31,
	2004	2003
	(Dollars in thousands)
Nonaccrual loans	$1,298	$1,924
Real estate owned	4,254	4,955
Other repossessed assets	280	254

Nonperforming assets	$5,832	$7,133

     Our nonperforming assets included mark-to-market valuation reserves of $0.8 million and $1.4 million at June 30, 2004 and December 31, 2003, respectively. Nonperforming assets excluding franchise-related assets were $0.8 million at June 30, 2004 compared to $1.4 million at December 31, 2003, while non-franchise nonaccrual loans were $0.3 million at June 30, 2004 compared to $0.9 million at December 31, 2003.

     The following table illustrates nonperforming assets and nonperforming assets as a percentage of consolidated total assets by their original loan and lease type:

		Nonperforming Assets
	as a Percentage of Consolidated Total Assets
	June 30, 2004		December 31, 2003
		(Dollars in thousands)
Auto installment contracts	$161	0.04%	$338	0.09%
Commercial real estate loans	170	0.04	181	0.05
Franchise loans	5,045	1.30	5,757	1.58
Asset-based loans	456	0.12	857	0.24

Total	$5,832	1.50%	$7,133	1.96%

     Total loans delinquent 60 days or more were $1.8 million at June 30, 2004 compared to $748 thousand at December 31, 2003. Total loans delinquent 60 days or more as a percentage of loans receivable was 0.70% at June 30, 2004 compared to 0.42% at December 31, 2003. The increase in total loans delinquent 60 days or more at June 30, 2004, compared to December 31, 2003, was primarily due to an increase in delinquent franchise loans.

Borrowings

     Our borrowings totaled $227.1 million at June 30, 2004 compared to $179.1 million at December 31, 2003. Borrowings increased as BVAC utilized its warehouse credit facility to fund purchases of auto contracts. These borrowings were partially offset by the redemption of the Capital Securities at the end of the second quarter and repayments of the financing secured by the auto lease portfolio contractual cash flow. During the second quarter of 2004, BVAC secured a $350.0 million warehouse credit facility to replace its existing $250.0 million credit facility. The following table illustrates outstanding borrowings as of the dates indicated:

	June 30, 2004	December 31, 2003
	(Dollars in thousands)
Warehouse credit facility	$220,941	$138,221
Financing secured by the auto lease portfolio contractual cash flow	6,136	16,055
Junior Subordinated Deferrable Interest Debentures	—	24,784

Total	$227,077	$179,060

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

     On June 30, 2004, we redeemed the remaining $22.0 million of the Capital Securities at a price equal to 100% of the $25.00 par value of each Capital Security plus the quarterly dividend on the Capital Securities totaling $0.61 per Capital Security.

Stockholders’ Equity

     On June 24, 2004, our stockholders approved a 1-for-10 reverse stock split of the issued and outstanding shares of our common stock. The reverse stock split was effected at 5:00 p.m., EDT, on June 30, 2004 and, as a result, our issued common stock was reduced from 65,910,689 shares prior to the reverse stock split to 6,590,461 shares following the reverse stock split, including an adjustment for fractional shares. The reverse stock split did not impact the par value of our common stock, which remains at $0.01 per share. Accordingly, all shares outstanding and per share amounts are presented on a post-split basis for all periods reported.

Liquidity and Capital Resources

     The objective of our liquidity management is currently threefold — to ensure that funds are available to finance BVAC’s purchases, warehousing and securitization/sale of installment contracts; to fund other working capital needs; and to complete the liquidation of the assets and liabilities we acquired from the Bank and distribute the proceeds from the remainder of the liquidation to stockholders. At June 30, 2004, we had $5.8 million of cash and cash equivalents and $129.1 million of available borrowing capacity on our warehouse credit facility of which $6.0 million was immediately available based upon the availability of BVAC-owned auto installment contracts eligible for pledging.

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

     On December 30, 2003, we distributed $263.2 million, or $40.00 per share in cash, to our common stockholders and, on December 31, 2003, redeemed $63.5 million, or approximately 74%, of the outstanding Capital Securities.

     During the first quarter of 2004, we paid the quarterly dividend due on the remaining Capital Securities.

     On June 30, 2004, we redeemed the remaining $22.0 million of the Capital Securities at the $25.00 par value of each Capital Security plus the quarterly dividend on the Capital Securities. We also paid a cash distribution of $16.5 million, or $2.50 per share, to our common stockholders on June 30, 2004.

     BVAC funds its purchases of installment contracts with its credit facility and periodically securitizes or sells these contracts in order to provide it with liquidity to continue its purchases. During the second quarter of 2004, BVAC secured a $350.0 million warehouse credit facility to replace its existing $250.0 million warehouse credit facility. The $100.0 million increase in borrowing capacity has provided BVAC with additional liquidity, greater flexibility to manage its warehouse inventory and allowed BVAC to maintain additional auto contracts in its warehouse inventory and increase net interest income.

     Stockholders’ equity totaled $139.3 million at June 30, 2004 compared to $155.9 million at December 31, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Asset/Liability Management

     Interest rate risk, the fluctuation of market interest rates, impacts the value of our fixed-rate auto installment contracts, which are held-for-sale. It also impacts the net interest income component of our earnings because we fund purchases of fixed-rate installment contracts with a floating-rate warehouse credit facility. The rate on the warehouse facility, a revolving purchase facility, is tied to the one-month Libor rate as well as commercial paper rates and subject to frequent adjustments to reflect prevailing money market rates.

     Fixed-rate Auto Installment Contracts

     The installment contracts we purchase are fixed-rate contracts. We purchase these contracts with the intention of periodically selling the contracts through asset-backed securitization transactions or sales of pools of whole loans. Investors in these securitization or whole loan sale transactions require a yield that is commensurate with prevailing market interest rates. The prices offered by investors in these transactions reflect prevailing market interest rates at the time of these transactions, which creates price risk for the Company during the period it warehouses, or owns, these fixed-rate contracts. Accordingly, our earnings are affected by changes in prevailing market interest rates. Rising market interest rates generally reduce the value of our fixed-rate installment contracts.

     Net Interest Income

     We fund purchases of fixed-rate installment contracts with our floating-rate warehouse credit facility. While we own these contracts, we earn net interest income, the amount by which interest income earned on the contracts exceeds the interest paid on our warehouse credit facility. Changes in prevailing market interest rates produce corresponding changes in the cost of our floating-rate warehouse credit facility thereby creating interest rate risk. Rising market interest rates generally increase the interest expense we incur on our warehouse credit facility.

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

     At June 30, 2004, we had entered into swap contracts with a total notional amount of $198.0 million under which we pay a fixed interest rate of 2.32% and receive a floating interest rate of 1.36%. These contracts mature from September 2004 to May 2007. At June 30, 2004, we had an unrealized gain of $1.1 million in our swap contracts. At this date, we estimate that an increase of 100 and 200 basis points would have resulted in an approximate unrealized gain of $3.6 million and $6.1 million; respectively; while a decrease of 100 basis points would have resulted in an approximate unrealized loss of $1.6 million.

     We account for changes in the market value of derivative instruments as prescribed by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Our swap agreements are not treated as hedge instruments under Statement No. 133 and are, accordingly, carried at fair value, with changes in such fair value charged or credited to earnings.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

     As we have previously reported, on July 22, 2004, Deloitte & Touche LLP advised our Audit Committee and our management of a reportable condition that Deloitte & Touche LLP considers a material weakness in our internal control relating to financial reporting. The condition related to our incorrect amortization of premiums paid, origination fees and direct costs of auto installment contracts held for sale, which, under FASB Statement No. 91, should be deferred until the contracts are sold. We were amortizing such deferred amount resulting in material misstatements in our consolidated financial statements as of and for the three months ended December 31, 2003 and condensed consolidated financial statements as of and for the three months ended March 31, 2004. Deloitte & Touche LLP attributed this misstatement to insufficient qualified accounting personnel to identify and resolve complex accounting issues on a timely basis and lack of appropriate resources resulting in insufficient supervision and review of the financial reporting process.

     We have corrected our accounting for the aforementioned premiums paid, origination fees and direct costs, and restated our consolidated financial statements as of and for the three months ended December 31, 2003 and condensed consolidated financial statements as of and for the three months ended March 31, 2004 (the “Restatement”).

     As of the end of the period covered by this Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of the design and operation of our disclosure controls and procedures. In making the evaluation described above, we have considered matters relating to the Restatement including the above described reportable condition.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are involved as plaintiff or defendant in various legal actions and are occasionally exposed to unasserted claims arising in the normal course of business. In the opinion of management, after consultation with counsel, the resolution of these legal actions will not have a material adverse effect on our statements of financial condition, results of operations or cash flows.

Item 2. Changes in Securities

               None.

Item 3. Defaults Upon Senior Securities

               None.

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of our stockholders, held April 29, 2004, the stockholders considered the following proposals:

I. The election of two directors of Bay View Capital Corporation:

The following were re-elected:

Robert B. Goldstein
Joel E. Hyman

The vote on the election of the directors at the annual meeting was as follows:

	For	Withheld
Robert B. Goldstein	50,471,452	7,090,163
Joel E. Hyman	54,135,155	3,426,460

At a special meeting of our stockholders, held June 24, 2004, the stockholders considered and voted on the following proposal:

I. Amend the Restated Certificate of Incorporation of Bay View Capital Corporation to effect a 1-for-10 reverse stock split of the Company’s issued and outstanding shares of common stock:

For	Against
57,479,284	4,648,945

Item 5. Other Information

               None.

Item 6. Exhibits and Reports on Form 8-K

a(i)	Exhibit 3	Articles of Incorporation

	Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

During the three months ended June 30, 2004, we filed the following reports on Form 8-K:

b(i)	A report on Form 8-K dated April 28, 2004 that included as Exhibit 99.1 a copy of its earnings release for the quarter ended March 31, 2004.

b(ii)	A report on Form 8-K dated May 6, 2004 reporting that the Board of Directors established June 24, 2004 as the date of a Special Meeting of Stockholders to be held for the purpose of voting on a proposal to effect a reverse stock split.

b(iii)	A report on Form 8-K dated June 25, 2004 including a press release dated June 24, 2004, in which the Registrant announced that the proposal to effect a 1-for-10 reverse stock split was approved and adopted at a special meeting of stockholders held on the same day.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAY VIEW CAPITAL CORPORATION Registrant
DATE: August 13, 2004	BY:	/s/ John Okubo
John Okubo
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description
Exhibit 3	Articles of Incorporation

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002