Form 10-Q
period 2004-09-30
BAY VIEW CAPITAL CORP
filed 2004-11-09
CIK 840387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes   [X]   No   [  ]

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, Par Value $.01	Outstanding at October 31, 2004
(Title of Class)	6,590,427 shares

FORM 10-Q
INDEX

BAY VIEW CAPITAL CORPORATION

Page(s)
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited):
Condensed Consolidated Statements of Financial Condition	4
Condensed Consolidated Statements of Operations and Comprehensive Loss	5
Condensed Consolidated Statements of Changes in Net Assets in Liquidation (Liquidation Basis)	6
Condensed Consolidated Statement of Stockholders’ Equity	7
Condensed Consolidated Statements of Cash Flows	8-9
Notes to Condensed Consolidated Financial Statements	10-14
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-28
Item 3. Quantitative and Qualitative Disclosures About Market Risk	29
Item 4. Controls and Procedures	30
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	31
Item 6. Exhibits	31
Signatures	32
Exhibit 10.a
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EXHIBIT 10.a
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Forward-Looking Statements

     This Form 10-Q of Bay View Capital Corporation (the “Company,” “we,” “us,” or “our”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that describe our plans for our automobile finance company, Bay View Acceptance Corporation (“BVAC”), and the continuing disposition of assets and satisfaction of liabilities the Company acquired when the dissolution of Bay View Bank, N.A. (the “Bank”) became effective September 30, 2003. These forward-looking statements are identified by use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and similar terms and phrases, including references to assumptions. These forward-looking statements are necessarily based on assumptions as of the date of this Form 10-Q and involve risks and uncertainties. Accordingly, the Company’s actual results from the ongoing operations of BVAC and the continuing disposition of assets and satisfaction of liabilities of the Bank may differ materially from those that the Company currently anticipates.

      There are a number of factors that may affect forward-looking statements regarding the ongoing operations of BVAC including the following:

•	Our Board of Directors (the “Board”) could determine to make an acquisition or expand BVAC's operations if it decides greater stockholder value would be realized by doing so;

•	Our ability to obtain financing to fund the ongoing operations of BVAC, including securitizing and selling automobile installment contracts in order to repay BVAC’s warehouse line of credit;

•	Changes in general economic and business conditions;

•	Interest rate fluctuations, including hedging activities;

•	Our financial condition and liquidity, as well as future cash flows and results of operations;

•	Competition;

•	Our level of operating expenses;

•	The effect of new laws, regulations and court decisions affecting consumer finance transactions;

•	The condition of the market for the sale of new and used automobiles;

•	The level of chargeoffs on the contracts that BVAC purchases; and

•	Significant litigation.

     We anticipate making a series of cash distributions to our stockholders from the proceeds of the disposition of assets from discontinued banking activities. The factors that could reduce the amounts ultimately distributed or that could cause a delay in making the distributions include the following:

•	Our Board could determine to make an acquisition or expand BVAC's operations if it decides greater stockholder value would be realized by doing so;

•	Unforeseen delays in the disposition of the assets;

•	The realization of our deferred tax assets could be less than we currently project;

•	We may encounter difficulty in selling some of its assets, and certain assets may not be able to be sold for the prices we currently anticipates;

•	We may not be able to discharge certain liabilities for the amounts we currently estimate;

•	We may incur or discover presently unanticipated claims, liabilities or expenses;

•	Our current estimates of the cash distribution amounts include projections of future events and performance, including that of BVAC, and, accordingly, are inherently subject to many uncertainties; and

•	The expenses of the disposition of assets may exceed the amounts currently estimated.

     As a result of the foregoing factors, no stockholder should place undue reliance on any forward-looking statements. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements and all forward-looking statements speak only as of the date made.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bay View Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Financial Condition

	September 30,
	2004	December 31,
	(Unaudited)	2003
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$6,743	$11,563
Restricted cash	32,749	32,240
Securities available-for-sale:
Retained interests in securitizations	24,680	28,590
Mortgage-backed and other securities	—	6,139
Installment contracts and loans held-for-sale:
Installment contracts	129,371	165,874
Other loans	925	12,074
Installment contracts held-for-investment, net of allowance for losses of $811 thousand at September 30, 2004	147,703	—
Investment in operating lease assets, net	16,510	66,657
Real estate owned, net	4,179	4,955
Premises and equipment, net	580	371
Repossessed vehicles	500	438
Income taxes, net	16,840	21,031
Goodwill	1,846	1,846
Other assets	8,098	12,340

Total assets	$390,724	$364,118

LIABILITIES AND STOCKHOLDERS’ EQUITY
Borrowings:
Warehouse credit facility	$246,006	$138,221
Other borrowings	3,608	16,055
Junior Subordinated Deferrable Interest Debentures	—	24,784
Other liabilities	11,774	17,500
Liquidation reserve	8,377	11,626

Total liabilities	269,765	208,186

Stockholders’ equity:
Common stock ($.01 par value); authorized, 80,000,000 shares; issued, 2004 – 6,593,870 shares; 2003 – 6,579,333 shares; outstanding, 2004 – 6,590,427 shares; 2003 – 6,575,890 shares	66	658
Additional paid-in capital	124,420	156,588
Accumulated deficit	(3,058)	(673)
Treasury stock, at cost; 2004 – 3,443 shares; 2003 – 3,443 shares	(587)	(587)
Accumulated other comprehensive income (loss)	118	(54)

Total stockholders’ equity	120,959	155,932

Total liabilities and stockholders’ equity	$390,724	$364,118

See notes to condensed consolidated financial statements.

Bay View Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2004	September 30, 2004
	Going Concern Basis
	(In thousands, except per
	share amounts)
Interest income:
Interest on installment contracts and loans	$5,217	$13,880
Interest and dividends on investment securities	743	2,173
Interest on mortgage-backed securities	—	31

	5,960	16,084
Interest expense:
Interest on borrowings	2,147	6,252

	2,147	6,252
Net interest income	3,813	9,832
Provision for credit losses	331	852

Net interest income after provision for credit losses	3,482	8,980
Noninterest income:
Leasing income	2,510	11,334
Loan servicing income	720	2,519
Unrealized (losses) gains on interest rate swap agreements	(1,433)	1,162
Unrealized losses on installment contracts and other loans	(249)	(1,354)
Loan fees and charges	239	963
Loss on sale of assets and liabilities, net	(367)	(907)
Other, net	68	1,168

	1,488	14,885
Noninterest expense:
General and administrative	6,009	18,696
Leasing expenses	1,190	8,705
Real estate owned operations, net	109	389

	7,308	27,790
Loss before income tax benefit	(2,338)	(3,925)
Income tax benefit	(917)	(1,540)

Net loss	$(1,421)	$(2,385)

Basic loss per share	$(0.22)	$(0.36)

Diluted loss per share	$(0.22)	$(0.36)

Weighted-average basic shares outstanding	6,588	6,583

Weighted-average diluted shares outstanding	6,588	6,583

Net loss	$(1,421)	$(2,385)
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on securities available-for-sale, net of tax expense (benefit) of ($254) and $110 for the three- and nine-month periods ended September 30, 2004, respectively	(398)	172

Other comprehensive income (loss)	(398)	172

Comprehensive loss	$(1,819)	$(2,213)

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

Bay View Capital Corporation and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

	Number		Additional			Accumulated	Total
	of Shares	Common	Paid-in	Accumulated	Treasury	Other Comprehensive	Stockholders’
	Issued	Stock	Capital	Deficit	Stock	Income (Loss)	Equity
				(In thousands)
Balance at December 31, 2003	6,579	$658	$156,588	$(673)	$(587)	$(54)	$155,932
Exercise of stock warrants	7	—	24	—	—	—	24
Distribution of director’s stock-in-lieu of cash plan shares	8	1	181	—	—	—	182
Reclassification of common stock par value to additional paid-in-capital due to reverse stock split	—	(593)	593	—	—	—	—
Redemption of fractional shares	—	—	(12)	—	—	—	(12)
Cash distribution	—	—	(32,954)	—	—	—	(32,954)
Net loss	—	—	—	(2,385)	—	—	(2,385)
Unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	172	172

Balance at September 30, 2004	6,594	$66	$124,420	$(3,058)	$(587)	$118	$120,959

See notes to condensed consolidated financial statements.

Bay View Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2004	2003
	Going Concern Basis	Liquidation Basis
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss and certain changes in net assets in liquidation	$(2,385)	$(4,338)
Adjustments to reconcile net loss and certain changes in net assets in liquidation to net cash provided by operating activities:
Net increase in loans and leases held-for-sale resulting from originations, net of repayments	(92,685)	(162,189)
Transfer of auto contracts from held-for-sale to held-for-investment	103,023	—
Proceeds from sales and /or securitizations of loans and leases held-for-sale	33,823	317,204
Provision for credit losses	852	—
Depreciation and amortization of premises and equipment	217	409
Depreciation and amortization of investment in operating lease assets	8,194	23,035
Accretion of retained interests in securitizations	(1,816)	(2,299)
Amortization of premiums and accretion of discount	301	(4,683)
Provision for deferred taxes	(1,540)	—
(Gain) loss on sale of assets and liabilities, net	907	(787)
Change in fair value of derivative instruments	(1,162)	1,448
Unrealized loss on installment auto contracts and other loans	1,354	—
Increase in restricted cash	(509)	—
(Increase) decrease in other assets	7,253	(3,112)
Decrease in other liabilities	(4,564)	(25,519)
Decrease in reserve for estimated costs during the period of liquidation	(3,249)	(27,748)
Adjustment for liquidation basis	—	5,995
Other, net	1,729	1,808

Net cash provided by operating activities	49,743	119,224

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans held-for-investment resulting from originations, net of repayments	(45,833)	—
Transfer of auto contracts from held-for-sale to held-for-investment	(103,023)	—
Decrease in investment in operating lease assets	41,441	71,759
Purchases of investment securities	—	(9,485)
Principal payments on mortgage-backed securities	590	11,641
Principal payments on investment securities	—	12,492
Proceeds from sale of mortgage-backed securities available-for-sale	5,632	7,847
Proceeds from sale of investment securities available-for-sale	5,955	2,735
Proceeds from sale of real estate owned	690	2,009
Additions to premises and equipment	(423)	(183)
Decrease in investment in stock of the Federal Home Loan Bank of San Francisco	—	15,570
Decrease in investment in stock of the Federal Reserve Bank	—	13,659

Net cash (used in) provided by investing activities	(94,971)	128,044

Bay View Capital Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2004	2003
	Going Concern Basis	Liquidation Basis
	(Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	$—	$(224,189)
Increase in warehouse line of credit outstanding	193,429	13,137
Repayment of warehouse line of credit outstanding	(85,644)	(13,137)
Redemption of Junior Subordinated Deferrable Interest Debentures	(22,000)	—
Net decrease in other borrowings	(12,447)	(36,918)
Redemption of Capital Securities	—	(4,458)
Proceeds from issuance of common stock	24	3,325
Cash distributions paid to common stockholders	(32,954)	—

Net cash provided by (used in) financing activities	40,408	(262,240)

Net decrease in cash and cash equivalents	(4,820)	(14,972)
Cash and cash equivalents at beginning of period	11,563	223,295

Cash and cash equivalents at end of period	$6,743	$208,323

Cash paid during the period for:
Interest	$6,547	$10,024
Income taxes	$239	$13,603
Supplemental non-cash investing and financing activities:
Loans transferred to real estate owned	$—	$6,970
Loans transferred from held-for-sale to held-for-investment	$103,023	$—
Redemption of Junior Subordinated Deferrable Interest Debentures	$2,784	$—

See notes to condensed consolidated financial statements.

Bay View Capital Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements
September 30, 2004
(Unaudited)

Note 1. Basis of Presentation

     Bay View Capital Corporation (the “Company,” “we,” “us,” or “our”) is a financial services company headquartered in San Mateo, California.

     The condensed consolidated financial statements include the accounts of the Company, a Delaware corporation, and its wholly owned subsidiaries: Bay View Acceptance Corporation (“BVAC”), a Nevada corporation, along with its subsidiaries, Bay View Receivables Corporation, a Delaware corporation and Bay View Transaction Corporation, a Delaware corporation; and the Company’s subsidiaries, Bay View Securitization Corporation, a Delaware corporation; Bay View Capital I, a Delaware business trust; FMAC Insurance Services, a Delaware corporation; FMAC 2000-A Holding Company, a California corporation; FMAC Franchise Receivables Corporation, a California corporation; Bay View Commercial Finance Group, a California corporation; XBVBKRS, Inc., a California corporation; MoneyCare, Inc., a California corporation; Bay View Auxiliary Corporation, a California corporation; and Bay View Bank, N.A. (the “Bank”), a national bank which was dissolved effective September 30, 2003. All intercompany accounts and transactions have been eliminated.

     The condensed consolidated financial statements as of September 30, 2004 and December 31, 2003 and for the three- and nine-month periods ended September 30, 2004 have been prepared on a going concern basis. The condensed consolidated financial statements for the three- and nine-month periods ended September 30, 2003 have been prepared under the liquidation basis of accounting.

     The information provided in these interim financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s financial condition as of September 30, 2004, the results of its operations for the three- and nine-month periods ended September 30, 2004, the changes in net assets in liquidation for the three- and nine-month periods ended September 30, 2003, and cash flows for the nine-month periods ended September 30, 2004 and 2003. These adjustments are of a normal, recurring nature unless otherwise disclosed in this Form 10-Q. These interim financial statements have been prepared in accordance with the instructions to Form 10-Q.

Bay View Capital Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2004
(Unaudited)

     On June 30, 2004, the Company effected a 1-for-10 reverse stock split of the issued and outstanding shares of the Company’s common stock, and as a result, the number of issued shares was reduced from 65,910,689 shares prior to the reverse stock split to 6,590,461 shares following the reverse stock split, including an adjustment for fractional shares. The Company’s issued common stock totaled 6,593,870 shares at September 30, 2004. The reverse stock split did not impact the par value of the common stock, which remains at $0.01 per share. Accordingly, the aggregate value of the issued common stock on the Company’s balance sheet was reduced by reclassifying the cumulative par value of the eliminated shares of common stock to additional paid-in capital. All shares outstanding and per share amounts are presented on a post-reverse stock split basis for all periods reported.

     The Company accounts for its stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion (“APB”) No. 25. Under the intrinsic value method, compensation cost is generally the excess, if any, of the quoted market price of the stock at the grant or other measurement date over the exercise price. There were no stock option awards, and no compensation expense was recorded under APB 25 for the nine months ended September 30, 2004. Had compensation cost related to stock option awards outstanding to employees and directors been determined under the fair value method prescribed under Statement of Financial Accounting Standards No. 123, the Company’s net loss and loss per share on a going-concern basis would have been the pro forma amounts illustrated in the table below for the period indicated:

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2004	September 30, 2004
	(Dollars in thousands, except per
	share amounts)
As reported net loss in Consolidated Statement of Operations and Comprehensive Loss	$(1,421)	$(2,385)
Stock-based employee compensation included in net loss as reported	—	—
Stock-based employee compensation expense determined under fair value method, net of taxes	—	—

Pro forma net loss, after stock-based employee compensation expense	$(1,421)	$(2,385)

Net loss per share - basic:
As reported	$(0.22)	$(0.36)
Pro forma	$(0.22)	$(0.36)
Net loss per share - diluted:
As reported	$(0.22)	$(0.36)
Pro forma	$(0.22)	$(0.36)

     For the three- and nine-month periods ended September 30, 2003, the Company reported its results using the liquidation basis of accounting under which earnings (loss) per share information is not presented.

Bay View Capital Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2004
(Unaudited)

Note 2. Earnings (Loss) Per Share

     For the three- and nine-month periods ended September 30, 2003, the Company reported its results using the liquidation basis of accounting, under which loss per share information is not presented. Accordingly, loss per share information has not been presented for these periods.

     Basic loss per share is calculated by dividing net loss for the period by the weighted-average common shares outstanding for the period. There is no adjustment to the number of outstanding shares for potential dilutive instruments, such as stock options. Diluted loss per share takes into account the potential dilutive impact of such instruments and uses the average share price for the period in determining the number of incremental shares to add to the weighted-average number of shares outstanding. For the three- and nine-month periods ended September 30, 2004, common shares issuable upon the exercise of options and warrants of 8,238 and 9,681, respectively, were excluded from the calculation of diluted loss per share because they were anti-dilutive.

     The following table illustrates the calculation of basic and diluted loss per share for the periods indicated:

	For the Three	For the Nine Months
	Months Ended	Ended
	September 30, 2004	September 30, 2004
	(Amounts in thousands,
	except per share amounts)
Net loss	$(1,421)	$(2,385)

Weighted-average basic shares outstanding	6,588	6,583
Add: Dilutive potential common shares	—	—

Weighted-average diluted shares outstanding	6,588	6,583

Basic loss per share	$(0.22)	$(0.36)

Diluted loss per share	$(0.22)	$(0.36)

Bay View Capital Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2004
(Unaudited)

Note 3. Investment in Operating Lease Assets

     The Company incurs expense in connection with its portfolio of auto leases. Because the leases are accounted for as operating leases, the corresponding assets are capitalized and depreciated to their estimated residual values over the terms of the leases. This depreciation expense is included in leasing expenses, along with the amortization of capitalized initial direct lease costs and impairment charges. Leasing expenses were $1.2 million for the third quarter of 2004 and $8.7 million for the first nine months of 2004.

     The Company performs a quarterly impairment analysis of its auto lease portfolio in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” A lease is considered impaired if its gross future undiscounted cash flows are less than the net book value of the lease. The net book value of the lease is defined as the original capitalized cost of the vehicle, including initial direct capitalized costs, less the sum of the cumulative amount of depreciation recorded against the vehicle, the cumulative amount of amortization of the initial direct capitalized costs recorded since the inception of the lease and any impairment charges recorded-to-date on that lease.

     In determining gross future undiscounted cash flows, the Company contracts with Automotive Lease Guide, commonly referred to as ALG, to provide estimates of the residual value of the underlying vehicles comprising the Company’s portfolio of auto leases at the end of their lease terms, assuming that the vehicles are in average condition. This information is obtained from ALG on a quarterly basis. The Company then estimates the probability of one of three lease payoff scenarios occurring: i.) the vehicles will be purchased by the lessee prior to the end of the lease term; ii.) the vehicle will be purchased by the lessee at the end of the lease term, either at a discount or at the full contractual residual amount; or iii.) the vehicle will be returned to the Company at the end of the lease term. These probabilities are estimated using a number of factors, including the Company’s experience-to-date and industry experience.

     Using the projected ALG residual values, the Company’s experience-to-date relative to its realization of projected ALG residual values (for example, for vehicle classes where actual amounts realized were less than what ALG had projected, the Company reduced the projected ALG residual values to equal the Company’s experience-to-date), and the probabilities of each of the three previously discussed lease payoff scenarios occurring, the Company determines a probability-weighted gross future undiscounted cash flow for each vehicle lease. For those leases where the gross future undiscounted cash flows are less than its net book value, the lease is considered to be impaired.

     For those leases considered to be impaired, the Company then estimates the fair value of the lease. The fair value is determined by calculating the present value of the future estimated cash flows, again assuming the probabilities of each of the three disposition scenarios. The present value is calculated using current market rates that are similar to the original contract lease rate. For those leases where the estimated fair value is less than the net book value, an impairment charge is recorded for the difference. Annual depreciation expense associated with those leases that have reduced residual values is recomputed over the remaining term of the lease. During the first nine months of 2004, the Company recorded $1.2 million of additional depreciation.

Note 4. Income Taxes

     The Company recorded tax benefits of $0.9 million and $1.5 million for the third quarter and the first nine months of 2004, respectively. The effective tax rate used in computing the tax benefit for these periods was 39.2%. This projected 2004 effective tax rate is higher than the federal statutory rate due primarily to state income and franchise taxes.

Bay View Capital Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2004
(Unaudited)

     For the third quarter and the first nine months of 2003, the Company recorded tax benefits of $4.7 million and $6.3 million, respectively. The tax benefit for the first nine months of 2003, which was recorded at an effective tax rate of 59.0%, included a $2.4 million tax benefit for reductions in the prior years’ state tax liability. The 2003 effective tax rate is different from the federal statutory rate due primarily to the effect of state income and franchise taxes.

     At September 30, 2004, the Company had deferred tax assets of $17.7 million, consisting of net deferred tax assets of $39.2 million less a valuation allowance of $21.5 million. The valuation allowance was established in consideration of the Company’s projected future net income available to realize the deferred tax assets under the Company’s Amended Plan of Dissolution and Stockholder Liquidity (the “Amended Plan”) in years after 2003.

Note 5. Commitments and Contingencies

     The Company is involved as plaintiff or defendant in various legal actions and is occasionally exposed to unasserted claims arising in the normal course of business. In the opinion of management, after consultation with counsel, the resolution of these legal actions is not anticipated to have a material adverse effect on the Company’s financial statements.

Note 6. Liquidation Reserve

     The liquidation reserve, recorded while the Company was using the liquidation basis of accounting, includes accruals for severance payments, costs related to facility closures and estimated litigation expense and settlement costs. Upon the Company’s re-adoption of the going concern basis of accounting effective October 1, 2003, it reversed $1.7 million of accruals related to certain severance and occupancy costs which were recorded under the liquidation basis of accounting, and adopted Statement No. 146 accounting for the remaining reserves. At December 31, 2003, the remaining balance of the liquidation reserve was $11.6 million, including accruals for severance, facilities and litigation and other accrued liabilities of $2.0 million, $6.4 million and $3.2 million, respectively.

     The only charges recorded during 2004 totaled $0.4 million and were attributable to severance. At September 30, 2004, the remaining balance of the liquidation reserve was $8.4 million, including accruals for severance, facilities and litigation and other accrued liabilities of $1.3 million, $5.5 million and $1.6 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The information included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” was written assuming that you have read or have access to the Company’s 2003 Annual Report on Form 10-K, as amended and restated on Form 10-K/A, which contains the latest audited consolidated financial statements and notes, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations. Accordingly, only certain changes in financial condition and results of operations are discussed in this Form 10-Q. Furthermore, the interim financial results for the three- and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

     On June 30, 2004, the Company effected a 1-for-10 reverse stock split of the issued and outstanding shares of its common stock. Accordingly, all shares outstanding and per share amounts are presented herein on a post-reverse stock split basis for all periods reported.

Strategic Overview

     Bay View Capital Corporation (the “Company,” “we,” “us,” or “our”) is a financial services company headquartered in San Mateo, California, whose primary subsidiary, Bay View Acceptance Corporation (“BVAC”), specializes in indirect purchases of retail installment contracts originated by manufacturer-franchised and independent dealers in connection with the sale of new and used automobiles. BVAC generates revenue through its investment in installment contracts, and the subsequent securitization or sale and servicing of these installment contracts.

Bay View Bank Liquidation

     On October 3, 2002, we adopted a Plan of Dissolution and Stockholder Liquidity (the “Plan”). The Plan contemplated that we, under applicable provisions of the Delaware General Corporation Law, would effect a complete dissolution of the Company. As a result, we adopted the liquidation basis of accounting effective September 30, 2002.

     During the fourth quarter of 2003, our Board of Directors amended the Plan to become a plan of partial liquidation (the “Amended Plan”) under which we are completing the liquidation of the assets and satisfaction of the liabilities of the Bank remaining after the Bank’s September 30, 2003 dissolution, distributing the proceeds to our stockholders through a series of cash distributions, and continuing to operate BVAC on an ongoing basis. In connection with the Amended Plan, we discontinued our use of the liquidation basis of accounting and re-adopted the going concern basis of accounting effective October 1, 2003.

     During the fourth quarter of 2003, in accordance with the Amended Plan, we made an initial cash distribution of $263.2 million to our stockholders and redeemed $63.5 million of the 9.76% Cumulative Capital Securities (“Capital Securities”) issued by Bay View Capital I. On June 30, 2004, we redeemed the remaining $22.0 million of the Capital Securities at par value. We also paid cash distributions of $2.50 per share at June 30, 2004 and an additional $2.50 per share at September 30, 2004 for a total of $33.0 million.

     At September 30, 2004, remaining assets to be liquidated, including restricted cash, auto leases, commercial loans and foreclosed real estate, totaled approximately $65.8 million. Remaining liabilities to be satisfied, including a $3.6 million financing secured by cash flow from remaining auto leases, totaled $7.3 million at September 30, 2004.

Automobile Finance

     BVAC, the Company’s indirect auto finance company, acquires auto installment contracts from a network of approximately 7,000 manufacturer-franchised and independent auto dealers in 33 states and has positioned itself in the market as a lender for well-qualified borrowers. While it competes with other lenders in the general market for good credit quality loans, BVAC also provides specialized products such as extended term financing and larger advances for credit quality customers and uses these products to establish relationships with automobile dealers.

     The Company believes this strategy has enabled BVAC to establish a loyal dealership network and a unique niche by satisfying consumer demand within this market segment that has not been well served by the large commercial banks and auto finance companies. Of the contracts purchased in the third quarter of 2004, approximately 93% were originated by manufacturer-franchised dealerships and approximately 7% were originated by independent dealerships; 53% were contracts on new vehicles and 47% were contracts on used vehicles. BVAC purchases installment contracts with limited recourse to the dealer.

     BVAC places a strong emphasis on borrower stability, credit quality and debt serviceability. With Fair, Isaac & Co. “FICO” credit scores that averaged 742 in the third quarter of 2004, BVAC’s borrower base is largely comprised of prime borrowers. BVAC offers loan terms to 96 months and typically finances an amount in excess of a dealer’s wholesale value of a vehicle. During the third quarter of 2004, the average loan amount BVAC financed was $29,400, the average contract term was 83 months and the average loan-to-value ratio was 124% of vehicle wholesale value. BVAC utilizes a proprietary credit scoring system in connection with its underwriting and credit approvals. The credit scoring system captures data from consumers’ credit bureau reports, consumers’ loan applications and the terms of proposed loans.

     On September 7, 2004, Prodyodth K. “PK” Chatterjee joined the Company as President and CEO of BVAC and Executive Vice President and Director of Retail Operations for the Company.

Critical Accounting Policies

     We have identified the most critical accounting policies upon which our financial status depends. We determined the critical policies by considering accounting principles that involve the most complex or subjective decisions or assessments. We have identified our most critical accounting policies to be those related to our investment in operating lease assets, retained interests in securitizations and income taxes.

Investment in Operating Lease Assets

     In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we perform a quarterly impairment analysis of our long-lived assets including our auto leases, which are accounted for as operating leases. Statement No. 144 addresses the recognition and measurement of the impairment of long-lived assets and defines impairment as the condition that exists when the carrying amount of long-lived assets exceeds fair value. When identified, Statement No. 144 requires the recognition of an impairment loss. Under Statement No. 144, we consider an auto lease to be impaired if its gross future undiscounted cash flows are less than the net book value of the lease. The net book value of the lease is defined as the original capitalized cost of the vehicle, including initial direct capitalized costs, less the sum of the cumulative amount of depreciation recorded against the vehicle, the cumulative amount of amortization of the initial direct capitalized costs recorded since the inception of the lease and any impairment charges recorded-to-date on that lease.

     In determining gross future undiscounted cash flows, we contract with Automotive Lease Guide, commonly referred to as ALG, to provide estimates of the residual value of the underlying vehicles comprising the Company’s portfolio of auto leases at the end of their lease terms, assuming that the vehicles are in average condition. This information is obtained from ALG on a quarterly basis. We then estimate the probability that one of three lease payoff scenarios occurring: i.) the vehicle will be purchased by the lessee prior to the end of the lease term, ii.) the vehicle will be purchased by the lessee at the end of the lease term, either at a discount or at the full contractual residual amount, or iii.) the vehicle will be returned to the Company at the end of the lease term. These probabilities are estimated using a number of factors, including our experience-to-date and industry experience.

     Using the projected ALG residual values combined with our experience-to-date relative to its realization of projected ALG residual values, we reduce the projected ALG residual values to reflect our experience-to-date. This experiential analysis, along with the probabilities of each of the three disposition scenarios discussed above occurring, enables us to determine a probability-weighted gross future undiscounted cash flow for each vehicle lease. For those leases where the gross future undiscounted cash flows are less than net book value, the lease is considered impaired.

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

Retained Interests in Securitizations

     BVAC periodically securitizes a portion of its warehouse inventory of auto contracts by issuing asset-backed securities, and uses the proceeds to pay down the balance of its warehouse credit facility. In order to enhance the credit rating of these asset-backed securities, BVAC makes an initial deposit of cash into restricted securitization trust accounts. Excess cash flow within the securitization trusts — resulting from interest income received on the installment contracts in excess of interest paid to investors in the asset-backed securities, credit losses and trust expenses — is retained by the trust to build the trust cash accounts to designated floor levels and provide further credit enhancement. Once these designated floor levels in the trust cash accounts are attained, excess cash flow is distributed to BVAC.

     With the option of structuring previous securitizations as either sales or financings, BVAC has elected to structure the transactions as sales and, accordingly, has recognized gains on the sales. In recording these previous securitization transactions, the Company has recorded an asset, which is referred to as a retained interest in the securitization, that represents the present value of the initial cash deposit and excess cash flow that is anticipated to be produced by the securitization trust over the life of the asset-backed securities.

     We incorporate various assumptions in calculating the present value of the cash deposit and excess cash flow. The following table illustrates the significant assumptions utilized in the valuation of retained interests in securitizations as of September 30, 2004:

Weighted-average discount rate	12.0%-12.5%
Projected annual credit losses, net	1.00%
Range of projected cumulative credit losses	1.71%-1.90%
Prepayment speed	1.6 ABS

     Changes in the above assumptions due to actual experiences or market conditions could affect the value of our retained interests in securitizations.

Income Taxes

     At September 30, 2004, we had deferred tax assets of $17.7 million, consisting of net deferred tax assets of $39.2 million less a valuation allowance of $21.5 million. The valuation allowance was established in consideration of our projected future net income available to realize the deferred tax assets under the Amended Plan in years after 2003.

Results of Operations

     As discussed above, we discontinued the use of the liquidation basis of accounting and re-adopted the going concern basis of accounting effective October 1, 2003. From September 30, 2002 until September 30, 2003, we reported our results under the liquidation basis of accounting under which we reported the value of, and the changes in, net assets available for distribution to stockholders (“net assets in liquidation”) instead of results from continuing operations. Accordingly, our financial statements as of September 30, 2004 and December 31, 2003 and for the three- and nine-month periods ended September 30, 2004 have been prepared under the going concern basis of accounting while our financial statements for the three- and nine-month periods ended September 30, 2003 have been prepared under the liquidation basis of accounting. For this reason, the following discussion of our results of operations for the three- and nine-months ended September 30, 2004 is presented independently from the discussion of our results of operations for the three- and nine-months ended September 30, 2003.

Going Concern Basis

Results of Operations – Three- and Nine-Month Periods ended September 30, 2004

     Our consolidated net loss for the third quarter of 2004 was $1.4 million, or $0.22 per diluted share and our consolidated net loss for the first nine months of 2004 was $2.4 million, or $0.36 per diluted share. The consolidated net loss for the third quarter of 2004 included a net loss of $0.4 million from BVAC’s ongoing auto finance business while our consolidated net loss for the first nine months of 2004 included $1.8 million of net income from BVAC.

     Our third quarter 2004 net loss was primarily the result of $1.4 million of unrealized losses in interest rate swap contracts which BVAC employs as part of its hedging activity that is designed to protect the economic value of its warehouse inventory of auto contracts from exposure to rising interest rates. Net interest income increased quarter-over-quarter as the balance of our warehouse inventory of auto contracts has continued to increase through the year. Leasing income and expense have declined through the year as we decrease the balance of our remaining auto lease portfolio. We also experienced reduced leasing expenses in the third quarter of 2004 as we were able to reduce provisions for losses from the remaining portfolio of auto lease residuals.

Net Interest Income

     Net interest income was $3.8 million and $9.8 million for the quarter and nine-month period ended September 30 2004, respectively. At the end of the second quarter of 2004, we redeemed the balance of our 9.76% Junior Subordinated Deferrable Interest Debentures eliminating $0.6 million of quarterly interest expense. Continued production of auto contracts has increased the balance of our warehouse inventory of auto contracts from quarter-to-quarter during 2004 thereby increasing net interest income on a quarter-over-quarter basis.

     For the third quarter of 2004, interest income was $5.9 million and the average yield on interest-earning assets was 7.23%, while interest expense on our borrowings was $2.1 million and the average cost of borrowings was 3.49%. Year-to-date 2004 interest income was $16.1 million and the average yield on interest-earning assets was 7.22%, while interest expense on our borrowings was $6.3 million and the average cost of borrowings was 3.89%.

     The following tables illustrate average yields on our interest-earning assets and the average cost of our borrowings for the periods indicated:

	AVERAGE BALANCES, YIELDS AND RATES
	For the Three Months Ended September 30, 2004
	Average		Average
	Balance	Interest	Yield/Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Installment contracts and other loans receivable	$267,603	$5,217	7.75%
Short-term investments	33,835	123	1.45
Retained interests in securitizations	26,071	620	9.50
Mortgage-backed and other securities	114	—	0.00

Total interest-earning assets	327,623	5,960	7.23%

Other assets	61,677

Total assets	$389,300

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Warehouse line	$236,936	$2,130	3.54%
Other borrowings	5,190	17	1.33

Total interest-bearing liabilities	242,126	2,147	3.49%

Other liabilities	17,063

Total liabilities	259,189
Stockholders’ equity	130,111

Total liabilities and stockholders’ equity	$389,300

Net interest income/net interest spread		$3,813	3.74%

Net interest-earning assets	$85,497

Net interest margin			4.65%

	AVERAGE BALANCES, YIELDS AND RATES
	For the Nine Months Ended September 30, 2004
	Average		Average
	Balance	Interest	Yield/Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Installment contracts and other loans receivable	$234,252	$13,880	7.91%
Short-term investments	34,708	312	1.20
Retained interests in securitizations	27,471	1,861	9.03
Mortgage-backed and other securities	990	31	4.44

Total interest-earning assets	297,421	16,084	7.22%

Other assets	80,000

Total assets	$377,421

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Warehouse line	$186,986	$4,907	3.46%
Other borrowings	9,276	142	2.05
Junior Subordinated Deferrable Interest Debentures	16,372	1,203	9.76

Total interest-bearing liabilities	212,634	6,252	3.89%

Other liabilities	26,341

Total liabilities	238,975
Stockholders’ equity	138,446

Total liabilities and stockholders’ equity	$377,421

Net interest income/net interest spread		$9,832	3.33%

Net interest-earning assets	$84,787

Net interest margin			4.44%

Provision for Losses on Installment Contracts

     At September 30, 2004, BVAC had $147.7 million of auto contracts designated as held-for-investment. An allowance for credit losses on these contracts was established through the provision for credit losses. Our provision for credit losses totaled $0.3 million and $0.9 million for the third quarter and the nine-month period ended September 30, 2004, respectively. Refer to “Balance Sheet Analysis - Installment Contracts and Other Loans Receivable – Auto Installment Contracts” for related information on BVAC’s allowance for credit losses on auto contracts held-for-investment.

Noninterest Income

     For the quarter ended September 30, 2004, noninterest income was $1.5 million and included leasing income of $2.5 million, loan servicing and other loan fee income of $1.0 million, unrealized losses on interest rate swap contracts of $1.4 million, unrealized losses on auto contracts and other loans carried at the lower of cost or estimated fair value of $0.2 million, and other losses, including write-offs of premium on auto contracts held-for-sale due to borrower pay-offs and charge-offs of defaulted auto contracts, of $0.4 million. Leasing income has declined through the year as we continue to reduce the balance of our portfolio of auto leases. We ceased purchasing auto leases in June 2000 and, since then, the balance of our lease portfolio has continued to decline as leases have reached their end-of-term.

     As discussed in additional detail in Item 3., “Quantitative and Qualitative Disclosures About Market Risk – Asset/Liability Management,” we employ interest rate swap contracts to protect the value of BVAC’s fixed-rate auto contracts from rising interest rates. Our strategy is to protect the economic value of these auto contracts rather than the accounting values. We account for changes in the market value of our interest rate swaps as prescribed by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging

Activities.” Our interest rate swaps are not treated as hedge instruments under Statement No. 133 and are, accordingly, carried at fair value, with changes in such fair value charged or credited to earnings. Our use of fair value accounting for our interest rate swaps has resulted in significant quarter-to-quarter volatility in noninterest income. The $1.4 million of unrealized losses on our interest rate swaps in the third quarter of 2004 resulted from a decline in interest rates during the quarter. Conversely, sharply rising interest rates resulted in $2.8 million of unrealized gains on our interest rate swaps in the second quarter of 2004. Future changes in interest rates could continue to produce fluctuations in the fair value of our interest rate swaps and, therefore, the level of our noninterest income.

     Year-to-date, noninterest income was $14.9 million and included leasing income of $11.3 million, loan servicing and other fee income of $3.5 million, unrealized gains on interest rate swaps of $1.2 million, unrealized losses in auto contracts and other loans carried at the lower of cost or estimated fair value of $1.4 million, and other income of $0.3 million.

Noninterest Expense

     For the three-months ended September 30, 2004, our noninterest expense was $7.3 million including $6.0 million of general and administrative expense, $1.2 million of leasing expense and $0.1 million from real estate owned operations. For the nine-months ended September 30, 2004, noninterest expense was $27.8 million including $18.7 million of general and administrative expense, $8.7 million of leasing expense and $0.4 million from real estate owned operations. The following table sets forth the components of general and administrative expense:

	For the Three	For the Nine Months
	Months Ended	Ended
	September 30, 2004	September 30, 2004
	(Dollars in thousands)
General and Administrative Expense
Employee compensation	$2,979	$9,859
Occupancy	528	1,234
Professional and legal services	1,560	4,680
Information technology	329	890
Capitalized fees and costs	(281)	(883)
Other	894	2,916

Total general and administrative expense	$6,009	$18,696

     For the third quarter and the first nine months of 2004, leasing expenses were $1.2 million and $8.7 million, respectively. Our leasing expenses continue to decline in line with the reduction in the balance of the remaining portfolio. Because our auto leases are accounted for as operating leases, the corresponding leased vehicles are capitalized and depreciated to their estimated residual values over their lease terms. This depreciation expense is included in leasing expenses, along with the amortization of capitalized initial direct lease costs and impairment charges.

     At September 30, 2004, there were no vehicles in our auto lease portfolio that were considered impaired under Statement No. 144, compared to approximately 2% and 64% of the vehicles in our lease portfolio that were considered impaired at December 31, 2003 and September 30, 2003, respectively. We perform impairment testing on our auto lease portfolio on a quarterly basis. Accordingly, the percentage of leases considered impaired is a measure of the quarterly change (normally a decline) in residual values versus our depreciation and writedown of the book value of our auto lease portfolio since the prior quarterly valuation. This impairment is subject to a number of significant assumptions that could change in the near term, and adversely affect the valuation of the auto lease portfolio. These assumptions were previously described under Critical Accounting Policies, Investment in Operating Lease Assets. Two of these assumptions, including the residual values of individual leases that are projected by ALG and the relative probabilities of the three alternatives for disposing of vehicles, are particularly susceptible to changes in market conditions.

     In previous quarters, a $250 decline in the market value of the individual vehicles in our lease portfolio resulted in additional vehicles being deemed impaired, and subject to an impairment charge. At September 30, 2004, however, there were no additional vehicles that would have been determined to have been impaired if their market values had declined by such an amount. Impairment charges could increase if the percentage of vehicles returned to us were greater than the percentage that was projected at the most recent quarter-end, because the proceeds realized when the Company must dispose of the vehicle at the end of the lease term are generally less than if the lessee purchases the vehicle prior to the end of the lease term.

Income Taxes

     The Company recorded tax benefits of $0.9 million and $1.5 million for the third quarter and the first nine months of 2004, respectively. The effective tax rate used in computing the tax benefit for the third quarter and the first nine months of 2004 was 39.2%. This expected 2004 effective tax rate is different from the federal statutory rate due primarily to the effect of state income and franchise taxes.

Liquidation Basis

Changes in Net Assets in Liquidation – Three- and Nine-Month Periods Ended September 30, 2003

     Our net assets in liquidation at September 30, 2003 totaled $409.8 million, or $63.60 in net assets in liquidation per outstanding diluted share.

     The changes in net assets in liquidation during the quarter ended September 30, 2003 included a pre-tax operating loss of $2.2 million and $3.4 million of charges for assets in liquidation partially offset by $4.7 million of income tax benefit. The $3.4 million of charges was largely attributable to $3.7 million of impairment in the auto lease portfolio as the residual value of the portfolio declined due to weakness in used car values.

     The changes in net assets in liquidation for the first nine months of 2003 included a pre-tax operating loss of $4.6 million and $6.0 million of charges for assets in liquidation partially offset by $6.3 million of income tax benefit and $4.1 million of other changes in net assets in liquidation, primarily proceeds from stock options and warrants exercised during the first nine months of 2003.

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

     During the third quarter of 2003, we implemented Statement No. 150 which resulted in the reclassification of our Capital Securities from their prior classification as a “mezzanine” item to liabilities. Consequently, the dividend expense on these Capital Securities during 2003, totaling $2.2 million and $6.7 million during the three- and nine-month periods ended September 30, 2003, is now included in interest expense on borrowings.

Leasing Expenses

     Leasing expenses were $7.0 million and $24.4 million for the third quarter and the first nine months of 2003, respectively. At September 30, 2003, approximately 4,275 of the 6,665 vehicles in our automobile lease portfolio, or 64%, were considered impaired under Statement No. 144. If the market values of the individual vehicles declined by $250, an additional 7% of the leases would have been deemed to be impaired and, therefore, potentially subject to an impairment charge.

Income Taxes

     We recorded tax benefits of $4.7 million and $6.3 million for the third quarter and the first nine months of 2003, respectively. The tax benefit for the first nine months of 2003, which was recorded at an effective tax rate of 59.0%, included a $2.4 million tax benefit for reductions in the prior year’s state tax liability. The 2003 effective tax rate is higher than the federal statutory rate primarily due to the effect of state income and franchise taxes.

Balance Sheet Analysis

     Our total assets were $390.7 million at September 30, 2004 compared to $364.1 million at December 31, 2003. The increase in total assets was primarily due to $111.2 million of net growth in auto contracts offset, in part, by $50.1 million of payoffs of auto leases.

Cash and Cash Equivalents

     At September 30, 2004, we had cash and cash equivalents totaling $6.7 million compared to $11.6 million at December 31, 2003.

Restricted Cash

     Our restricted cash balances were $32.7 million and $32.2 million at September 30, 2004 and December 31, 2003, respectively. Restricted cash attributable to BVAC’s auto finance business includes cash retained in reserve accounts established by BVAC’s auto securitization trusts for purposes of providing credit enhancement for asset-backed bond issuances, cash collateral provided to counterparties to BVAC’s hedging contracts to meet margin requirements and cash collateral provided to cure potential borrowing base deficiencies on BVAC’s warehouse credit facility. The remaining assets from the Bank liquidation also include restricted cash that has been pledged for purposes of securing a letter of credit, the financing secured by the auto lease portfolio contractual cash flow and other contractual obligations.

Retained Interests in Securitizations

     The following table provides information, by securitization transaction, on the balance of our retained interests in outstanding securitizations of auto installment contracts as of the dates indicated:

	September 30,	December 31,
	2004	2003
	(Dollars in thousands)
Available-for-sale
Transaction:
Bay View 2002-LJ-1 Owner Trust	$16,687	$18,744
Bay View 2003-LJ-1 Owner Trust	7,993	9,846

Total retained interests in securitizations	$24,680	$28,590

     Our retained interests are subordinate to investor interests. Their value is subject to credit, prepayment and interest rate risks on the transferred auto installment contracts. At September 30, 2004, all retained interests in securitizations were classified as available-for-sale and reported at fair value. Unrealized gains of $118 thousand in these retained interests available-for-sale were included in our stockholders’ equity (net of taxes) at September 30, 2004.

Mortgage-backed and Other Securities

     At September 30, 2004, our entire investment securities portfolio had either matured or been sold. We sold $5.5 million of mortgage-backed securities during the first nine months of 2004 and recognized losses of $11 thousand. There were no purchases of mortgage-backed or other securities during the nine months ended September 30, 2004.

Auto Installment Contracts and Other Loans Receivable

     The following table illustrates our portfolio of auto installment contracts and loans as of the dates indicated:

	September 30, 2004	December 31, 2003
	(Dollars in thousands)
Installment contracts and loans receivable:
Auto installment contracts(1)
Installment contracts held-for-sale	$125,638	$161,578
Installment contracts held-for-investment	143,944	—

Total auto installment contracts	269,582	161,578
Other loans to be liquidated:
Franchise loans	593	6,428
Asset-based loans	332	844
Business loans	—	4,802

Total other loans to be liquidated	925	12,074
Installment contracts and loans before premiums, discounts, deferred fees and costs, net	270,507	173,652
Premiums, discounts, deferred fees and costs, net	7,492	4,296

Installment contracts and loans receivable(2)	$277,999	$177,948

(1) Amounts exclude auto-related operating lease assets reported separately from loans and leases totaling $16.5 million at September 30, 2004 and $66.7 million at December 31, 2003.

(2) Includes allowances for mark-to-market valuation reserves and credit losses of $2.0 million and $3.2 million at September 30, 2004 and December 31, 2003, respectively.

     The increase in loans receivable from December 31, 2003 to September 30, 2004 was attributable to the growth in BVAC’s inventory of auto contracts partially offset by loan sales and repayments during the first nine months of 2004. During the first nine months of 2004, we sold $24.8 million of auto contracts, $4.8 million of business loans and $3.8 million of franchise loans, and received $81.8 million of loan repayments. Other than BVAC’s purchases of installment contracts, we ceased all other loan production activities during the fourth quarter of 2002.

Auto Installment Contracts

     At September 30, 2004, $147.7 million of BVAC’s auto contracts were designated as held-for-investment in anticipation of securitizing such contracts in early 2005 in an asset-backed bond offering that is anticipated to be structured as a financing transaction. The remaining $129.4 million of BVAC’s warehouse inventory of auto contracts were designated as held-for-sale at September 30, 2004 and carried at the lower of cost or fair value. Prior to the second quarter of 2004, our entire warehouse inventory of auto contracts had been designated as held-for-sale.

     During the third quarter of 2004, BVAC purchased $69.5 million of auto contracts compared to $75.9 million for the second quarter of 2004. The decline is attributed to lower auto sales and the aggressive marketing programs launched by the manufacturers’ captive finance companies. New auto and light truck sales declined during the quarter by 1.8% and anecdotal information indicates that the new car promotions adversely affected used car sales as well. Manufacturers’ captive finance company programs offering 0% APR financing terms as long as 72 months and cash rebates in addition to, rather than in lieu of, low APR financing affected BVAC’s loan volumes.

     In spite of the somewhat adverse market conditions mentioned above, BVAC continued to make progress on a year-to-year basis. BVAC’s purchases of $69.5 million of auto contracts in the third quarter of 2004 were 4% higher than purchases in the third quarter of 2003. For the third quarter of 2004, purchased contract rates averaged 8.06% compared to second quarter of 2004 purchased contract rates which averaged 7.86%.

     Third quarter 2004 purchased contract FICO scores averaged 742; compared to second quarter 2004 purchased FICO scores that averaged 734. At September 30, 2004, BVAC was servicing 28,146 auto contracts representing $556.8 million of outstanding contract balances compared to 30,808 auto contracts representing $562.8 million of outstanding balances at December 31, 2003.

     BVAC sold approximately $9.3 million and $24.8 million of auto contracts during the third quarter of 2004 and the first nine months of 2004, respectively. Repayments of $29.4 million and $79.5 million were received during the third quarter of 2004 and the first nine months of 2004, respectively.

Other Loans Receivable

     At September 30, 2004, the net carrying value of our remaining investment in other loans receivable, which the Company is in the process of liquidating, was $0.9 million compared to $12.1 million at December 31, 2003. These loans are held-for-sale and carried at the lower of cost or fair value. During the first nine months of 2004, we sold $8.6 million of business and franchise loans, and received $2.3 million of asset-based and franchise loan repayments.

Credit Quality

     We define nonperforming assets as nonaccrual loans, real estate owned and repossessed vehicles. We define nonaccrual loans as loans 90 days or more delinquent as to principal and interest payments (unless the principal and interest are well secured and in the process of collection) and loans less than 90 days delinquent when we determine that the full collection of principal and/or interest is doubtful. We do not record interest on nonaccrual loans.

     The following table sets forth our nonperforming assets as of the dates indicated:

	September 30,	December 31,
	2004	2003
	(Dollars in thousands)
Nonaccrual loans
Auto installment contracts	$48	$84
Franchise and asset-based loans	925	1,840

Total nonaccrual loans	973	1,924
Real estate owned	4,179	4,955
Repossessed vehicles	467	254

Nonperforming assets	$5,619	$7,133

     Our nonperforming assets included mark-to-market valuation reserves of $1.2 million and $1.4 million at September 30, 2004 and December 31, 2003, respectively.

     The following table illustrates nonperforming assets and nonperforming assets as a percentage of consolidated total assets by their original loan type:

	Nonperforming Assets
	as a Percentage of Consolidated Total Assets
	September 30, 2004		December 31, 2003
		(Dollars in thousands)
Auto installment contracts	$515	0.13%	$338	0.09%
Commercial real estate loans	170	0.04	181	0.05
Franchise loans	4,602	1.18	5,757	1.58
Asset-based loans	332	0.09	857	0.24

Total	$5,619	1.44%	$7,133	1.96%

     Total loans delinquent 60 days or more were $1.2 million at September 30, 2004, compared to $748 thousand at December 31, 2003. Total loans delinquent 60 days or more as a percentage of loans receivable was 0.43% at September 30, 2004, compared to 0.42% at December 31, 2003. The increase in total loans delinquent 60 days or more at September 30, 2004, compared to December 31, 2003, was primarily due to an increase in delinquent franchise loans.

Allowance for Losses on Auto Installment Contracts

     The Company maintains an allowance for credit losses on auto contracts held-for-investment that represents management’s estimate of inherent credit losses that have occurred as of the date of the financial statements. The process of determining the necessary level of the allowance is subjective and requires considerable judgment. Our auto contracts held-for-investment represent an inventory of small-balance loans with relatively homogeneous credit quality characteristics. Accordingly, we collectively evaluate this inventory of auto contracts for impairment based on a combination of factors including historical loss experience, delinquency levels, the current “seasoning” or relative age of the contracts and the pattern of loss associated with the aging of auto contracts, the direction and trend of the economic cycle, as well as various other factors. At September 30, 2004, the allowance for credit losses was $0.8 million. At December 31, 2003, the Company had no auto contracts designated as held-for-investment.

Borrowings

     Our borrowings totaled $249.6 million at September 30, 2004 compared to $179.1 million at December 31, 2003 as set forth in the following table:

	September 30, 2004	December 31, 2003
	(Dollars in thousands)
BVAC warehouse credit facility	$246,006	$138,221
Financing secured by the auto lease contractual cash flow	3,608	16,055
9.76% Junior Subordinated Deferrable Interest Debentures	—	24,784

Total	$249,614	$179,060

     The increase in borrowings was due to BVAC’s increased use of its warehouse credit facility to fund purchases of auto contracts, partially offset by redemption of the 9.76% Junior Subordinated Deferrable Interest Debentures at the end of the second quarter of 2004 and repayments of the financing secured by the auto lease contractual cash flow.

Capital Securities

     During 2003, we adopted FASB Financial Interpretation No. 46, “Consolidation of Variable Interest Entities,” and, accordingly, deconsolidated Bay View Capital I. As a result, the 9.76% Cumulative Capital Securities (the “Capital Securities”) of Bay View Capital I are no longer reflected on our Consolidated Statement of Financial Condition, while the underlying 9.76% Junior Subordinated Deferrable Interest Debentures, which were held by Bay View Capital I, are reflected as borrowings.

     On June 30, 2004, we redeemed the remaining Capital Securities and the underlying 9.76% Junior Subordinated Deferrable Interest Debentures.

Stockholders’ Equity

     On June 24, 2004, our stockholders approved a 1-for-10 reverse stock split of the issued and outstanding shares of our common stock. The reverse stock split was effected on June 30, 2004 and, as a result, our issued common stock as of June 30, 2004 was reduced from 65,910,689 shares prior to the reverse stock split to 6,590,461 shares following the reverse stock split, including an adjustment for fractional shares. At September 30, 2004, our issued common stock totaled 6,593,870 shares.

     The reverse stock split did not impact the par value of our common stock, which remains at $0.01 per share. Accordingly, all shares outstanding and per share amounts are presented on a post-split basis for all periods reported.

Liquidity and Capital Resources

     The objective of our liquidity management is currently threefold — to ensure that funds are available to finance BVAC’s purchases, warehousing and securitization or sale of installment contracts; to fund other working capital needs; and to complete the liquidation of the Bank’s remaining assets and liabilities and distribute the proceeds from the remainder of the liquidation to stockholders. At September 30, 2004, we had $6.7 million of cash and cash equivalents, and $104.0 million of available borrowing capacity on our warehouse credit facility of which $11.5 million was immediately available based upon BVAC-owned auto contracts eligible for pledging.

     With our adoption of the Amended Plan, BVAC is our sole remaining operating subsidiary. With the exception of BVAC’s assets and liabilities and our operating auto lease assets, we are proceeding with the liquidation of the assets we assumed from the Bank upon its liquidation and anticipate that this process will be substantially completed during 2005. The liquidation of the auto leases, which will result from sales of the leased vehicles as the lease contracts are repaid or expire, is anticipated to be completed by the end of the third quarter of 2005, consistent with the maturities of these leases.

     During the first half of 2004, we paid the quarterly interest due on the 9.76% Junior Subordinated Deferrable Interest Debentures and redeemed the remaining $24.8 million balance of these securities. We also paid cash distributions of $33.0 million, or $5.00 per share to our stockholders — $2.50 per share on June 30, 2004 and another $2.50 per share on September 30, 2004.

     As previously announced, as part of the Amended Plan, we currently anticipate that we will make cash distributions to our stockholders at the end of the fourth quarter of 2004, and at the end of the first three quarters of 2005. We currently anticipate that the distribution for the fourth quarter of 2004 will be $2.50 per share, which will require approximately $16.5 million in free cash. We anticipate that our Board of Directors will make a final determination of the amount of the distribution for the fourth quarter of 2004 in late November.

     BVAC funds its purchases of auto contracts with its warehouse credit facility and periodically securitizes or sells these contracts in order to provide it with liquidity to continue its purchases. During the second quarter of 2004, BVAC secured a $350.0 million warehouse credit facility to replace a $250.0 million facility. The $100.0 million increase in borrowing capacity has provided BVAC with additional liquidity, greater flexibility to manage its warehouse inventory and allowed BVAC to maintain additional auto contracts in its warehouse inventory for the purpose of increasing net interest income. We anticipate completing a securitization of auto contracts in the first quarter of 2005 and anticipate sizing the securitization pool at approximately $140 million to $150 million.

     Stockholders’ equity totaled $121.0 million at September 30, 2004 compared to $155.9 million at December 31, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Asset/Liability Management

     Interest rate risk, the fluctuation of market interest rates, impacts the value of our fixed-rate auto contracts. It also impacts the net interest income component of our earnings because we fund the purchase of fixed-rate auto contracts with our warehouse credit facility which is a floating-rate facility. The rate on the warehouse facility, a revolving purchase facility, is tied to the one-month Libor rate as well as commercial paper rates and subject to frequent adjustments.

     Fixed-rate Auto Installment Contracts

     We purchase these fixed-rate auto contracts with the intention of periodically selling the contracts through asset-backed securitization transactions or sales of pools of whole loans. Investors in these securitization or whole loan sale transactions require a yield that is commensurate with prevailing market interest rates. The prices offered by investors in these transactions reflect prevailing market interest rates at the time of these transactions, which creates interest rate risk for the Company during the period it warehouses, or owns, these fixed-rate auto contracts. Accordingly, our earnings are affected by changes in prevailing market interest rates. Rising market interest rates generally reduce the value of our fixed-rate auto contracts.

     Net Interest Income

     We fund purchases of fixed-rate auto contracts with our floating-rate warehouse credit facility. While we own these contracts, we earn net interest income which is defined as the amount by which interest income earned on the contracts exceeds the interest paid on our warehouse credit facility. Changes in prevailing market interest rates produce corresponding changes in the cost of our floating-rate warehouse credit facility thereby creating interest rate risk. Rising market interest rates generally increase the interest expense we incur on our warehouse credit facility, thereby reducing the net interest income we earn.

     To protect the Company from interest rate risk, we may use various derivative financial instruments, including interest rate swap contracts, to protect the market value of our warehouse inventory of installment contracts and the net interest income produced by our warehouse inventory. The market value of these derivative instruments is designed to respond inversely to the market value of our warehouse inventory resulting from changes in prevailing market interest rates. These agreements are entered into as we purchase auto contracts; the agreements are closed out at the time underlying auto contracts are securitized or sold.

     At September 30, 2004, we had outstanding swap contracts with a total notional amount of $145.0 million under which we pay a fixed interest rate of 3.05% and receive a floating interest rate of 1.81%. These contracts mature from December 2004 to May 2008. At September 30, 2004, we had an unrealized loss of $0.6 million in our swap contracts and estimate that an increase in market interest rates of 100 and 200 basis points would have resulted in an approximate unrealized gain of $2.6 million and $5.2 million; respectively; while a decrease in interest rates of 100 basis points would have resulted in an approximate unrealized loss of $2.8 million.

     We account for changes in the market value of our derivative instruments as prescribed by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Our swap agreements are not treated as hedge instruments under Statement No. 133 and are, accordingly, carried at fair value, with changes in such fair value charged or credited to earnings.

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

Item 4. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures.

     As we have previously reported, on July 22, 2004, Deloitte & Touche LLP, our former principal accountant, advised our Audit Committee and our management of a reportable condition that Deloitte & Touche LLP considers a material weakness in our internal control relating to financial reporting. The condition related to our incorrect amortization of premiums paid, origination fees and direct costs of auto installment contracts held for sale, which, under FASB Statement No. 91, should be deferred until the contracts are sold. We were amortizing such deferred amount resulting in material misstatements in our consolidated financial statements as of and for the three months ended December 31, 2003 and condensed consolidated financial statements as of and for the three months ended March 31, 2004. Deloitte & Touche LLP attributed this misstatement to insufficient qualified accounting personnel to identify and resolve complex accounting issues on a timely basis and lack of appropriate resources resulting in insufficient supervision and review of the financial reporting process.

     We have corrected our accounting for the aforementioned premiums paid, origination fees and direct costs, and restated our consolidated financial statements as of and for the three months ended December 31, 2003 and condensed consolidated financial statements as of and for the three months ended March 31, 2004 (the “Restatement”).

     Our principal executive officer and principal financial officer, under the oversight of our Audit Committee, have taken preliminary corrective action intended to correct the material weakness in internal controls. We have hired, on a temporary basis, an accountant with extensive experience in our industry. To permanently resolve the material weakness, we are seeking to increase our permanent accounting personnel by hiring a senior-level accounting professional to increase the supervision and review of our accounting and financial reporting.

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

     Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure.

     (b) Changes in Internal Control Over Financial Reporting

     In connection with an ongoing assessment of the Company’s internal controls in connection with Section 404 of the Sarbanes-Oxley Act of 2002, the Company formalized certain of its financial reporting procedures in the third quarter of 2004 including its procedures for monitoring new accounting pronouncements and updating its financial accounting and reporting policies, and its requirements for the documentation of its financial reports.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

a(i)	Exhibit 10.a	Employment Contract with P.K. Chatterjee

	Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAY VIEW CAPITAL CORPORATION

DATE: November 9, 2004	BY:	/s/ John Okubo

John Okubo
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)