Form 10-K
period 2004-12-31
BAY VIEW CAPITAL CORP
filed 2005-04-18
CIK 840387

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES ☑ NO ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☑ NO ☐

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004 was $131,940,439, based upon the price at which the common equity was last sold on the New York Stock Exchange as of such date.

     There were 6,595,886 shares of Common Stock, $0.01 par value, outstanding as of February 28, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

     Part III of Form 10-K – Portions of the definitive Proxy Statement for Registrant’s 2005 Annual Meeting of Stockholders to be filed not later than April 30, 2005 with the Securities and Exchange Commission are incorporated by reference in Items 10, 11, 12, 13 and 14.

FORM 10-K

Part I
	Item 1.	Business
		General and Business Overview	4
		Liquidating Portfolio	5
		Funding Activities	6
		Debt	6
		Competition	6
		Economic Conditions, Government Policies and Legislation	6
		Supervision and Regulation	7
		Employees	8
		Executive Officers of the Registrant	8
	Item 2.	Properties	9
	Item 3.	Legal Proceedings	9
	Item 4.	Submission of Matters to a Vote of Security Holders	9

Part II
	Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	10
	Item 6.	Selected Financial Data - Five-Year Financial Information	11
	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	38
	Item 8.	Financial Statements and Supplementary Data	40
	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	87
	Item 9A.	Controls and Procedures	87
	Item 9B.	Other Information	89

Part III
	Item 10.	Directors and Executive Officers of the Registrant	90
	Item 11.	Executive Compensation	90
	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	90
	Item 13.	Certain Relationships and Related Transactions	90
	Item 14.	Principal Accountant Fees and Services	90

Part IV
	Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	91

Signatures
EXHIBIT 10.1
EXHIBIT 10.1.(A)
EXHIBIT 10.2
EXHIBIT 10.2.(A)
EXHIBIT 10.3
EXHIBIT 10.3.(A)
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 10.5.(A)
EXHIBIT 10.5.(B)
EXHIBIT 10.5.(C)
EXHIBIT 10.6
EXHIBIT 11
EXHIBIT 12
EXHIBIT 14
EXHIBIT 21
EXHIBIT 23.1
EXHIBIT 23.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Forward-Looking Statements

     This Form 10-K Annual Report of Bay View Capital Corporation (the “Company,” “we,” “us,” or “our”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that describe our plans for our automobile finance company, Bay View Acceptance Corporation (“BVAC”), our strategy to maximize stockholder value through use of our net operating loss carryforwards, and the continuing disposition of assets and satisfaction of liabilities we acquired when Bay View Bank, N.A. (the “Bank”) dissolved effective September 30, 2003. These forward-looking statements are identified by use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and similar terms and phrases, including references to assumptions. These forward-looking statements are necessarily based on assumptions as of the date of this Form 10-K Annual Report and involve risks and uncertainties. Accordingly, our actual results from the ongoing operations of BVAC and the continuing disposition of assets and satisfaction of liabilities we assumed from the Bank may differ materially from those that we currently anticipate.

     A number of factors may affect our forward-looking statements regarding our ongoing operations in the future including the following:

•	Our efforts to expand BVAC’s operations could be unsuccessful;

•	Our ability to obtain and maintain financing to fund the ongoing operations of BVAC, including securitizing and selling automobile installment contracts in order to repay borrowings;

•	Changes in general economic and business conditions;

•	Interest rate fluctuations, including the results from our hedging activities;

•	Our financial condition and liquidity, including our ability to generate future cash flows and earnings;

•	Our degree of success in utilizing our net operating loss carryforwards;

•	Competition;

•	Our ability to control our operating expenses;

•	The effect of new laws, regulations and court decisions affecting consumer finance transactions and net operating loss carryforwards;

•	The condition of the market for the sale of new and used automobiles, including pricing options by automobile manufacturers;

•	The level of chargeoffs on the contracts that BVAC purchases; and

•	The outcome of pending litigation against us.

Cash Distributions

     On March 10, 2005, we announced that we would not make a first quarter cash distribution to stockholders. Our Board of Directors is evaluating whether an acquisition would better maximize stockholder value. Pending the conclusion of that analysis, our Board of Directors has decided to retain surplus cash for possible use in connection with a potential acquisition rather than distributing such surplus to stockholders. If we determine we will not seek an acquisition or if we are unable to locate a suitable acquisition over the next several months, our Board of Directors would then consider the future cash distributions depending on a number of factors, including our financial condition and results of operations and other strategic alternatives.

     As a result of the foregoing factors, no stockholder should place undue reliance on any forward-looking statements. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements and all forward-looking statements speak only as of the date made.

Part I

Item 1. Business

General and Business Overview

     We are a financial services company headquartered in San Mateo, California. On October 3, 2002, we adopted a Plan of Dissolution and Stockholder Liquidity (the “Plan”). The Plan contemplated that we, under applicable provisions of the Delaware General Corporation Law, would:

•	dispose of all of our assets, including all of the assets of the Bank;

•	pay all of our debts and liabilities and make reasonable provision for any contingent liabilities;

•	distribute the remaining proceeds from our asset sales to our stockholders; and

•	dissolve.

     As a result of the adoption of the Plan, we adopted liquidation basis accounting effective September 30, 2002.

     During the fourth quarter of 2003, our Board amended the Plan to become a plan of partial liquidation (the “Amended Plan”) under which we are completing the liquidation of the assets and satisfaction of the liabilities of the Bank remaining after the Bank’s September 30, 2003 dissolution, distributed a major portion of the proceeds to our stockholders through a series of cash distributions, and continue to operate BVAC, our wholly-owned automobile finance subsidiary. When we adopted the Amended Plan, we discontinued our use of liquidation basis accounting and re-adopted going concern basis accounting effective October 1, 2003.

     Among the factors considered by our Board in deciding to engage in a partial liquidation rather than a complete liquidation were:

•	Adverse market conditions in the auto finance sector, which caused our Board to conclude that the near-term sale of BVAC to a third party, or distribution of the stock of BVAC to our stockholders, as contemplated by the Plan, would not be the best method of maximizing stockholder value;

•	A determination that our remaining tax net operating loss carryforwards could be more fully utilized by continuing to operate BVAC beyond the third quarter of 2005; and

•	The opportunity to obtain greater corporate and financial flexibility than we would have if we were operating as a dissolving corporation.

     In accordance with the Amended Plan, we redeemed $63.5 million of our 9.76% Cumulative Capital Securities (the “Capital Securities”) on December 31, 2003, and redeemed the remaining $22.0 million of these Capital Securities on June 30, 2004 and, between December 31, 2003 and December 31, 2004, distributed $311.0 million in cash to our stockholders, or $47.25 per share after adjustments to reflect the retroactive effect of the 1-for-10 reverse stock split of our common stock effective June 30, 2004.

     At December 31, 2004, we had assets of $423.3 million, liabilities of $319.1 million and stockholders’ equity of $104.2 million. Refer to “Forward-Looking Statements - Cash Distributions” for comments about future cash distributions.

Auto Finance

     BVAC is a Southern California-based auto finance company engaged in the indirect financing of automobile purchases by individuals. Of the auto contracts BVAC purchased in 2004, 93% were originated by manufacturer-franchised dealerships and the remaining 7% were originated by independent dealerships; 52% were contracts on new vehicles and 48% were contracts on used vehicles. BVAC purchases auto contracts from approximately 7,000 automobile dealers in 33 states with limited recourse to the dealer.

     BVAC has historically positioned itself in the market as a premium priced lender for well-qualified borrowers seeking extended-term financing and/or higher advance rates than those generally offered by traditional lenders. This strategy has enabled BVAC to establish a loyal dealership network by satisfying a unique niche within the indirect auto finance market that large commercial banks and captive finance companies have not served well. Recently, BVAC has begun leveraging this established reputation with its dealers to broaden its array of auto financing programs available to prime credit quality borrowers.

     BVAC places a strong emphasis on borrower stability, credit quality and debt serviceability. With Fair, Isaac & Co., or “FICO,” credit scores that averaged 739 in 2004, BVAC’s borrower base is largely comprised of prime credit quality borrowers. BVAC currently offers financing terms to 96 months and typically finances an amount in excess of a dealer’s wholesale value of a vehicle. During 2004, the term to maturity on auto contracts purchased by BVAC averaged 83 months and the loan-to-value ratio averaged 125%. The average loan amount financed by BVAC was $29,400.

     Since the liquidation of the Bank, BVAC has operated as an independent finance company, rather than a portfolio-lending unit of the Bank, purchasing auto contracts primarily for sale or securitization, and servicing these auto contracts. BVAC has a $350.0 million revolving warehouse credit facility to fund its purchases of contracts, and periodically sells or securitizes auto contracts in order to pay down the facility and maintain available borrowing capacity. BVAC retains the servicing obligation on the contracts that it sells or securitizes, which provides us with a source of fee income over the life of the contracts. At December 31, 2004, BVAC had $298.8 million outstanding under this credit facility to purchase auto contracts. On February 17, 2005, BVAC issued $232.1 million of auto receivable backed notes and repaid $217.8 million of borrowings on the credit facility.

     BVAC’s headquarters and operations center is located in Covina, California. The operations center manages the underwriting of contracts and supports its dealer relationships. It also houses BVAC’s servicing and collections activities involving more than 28,000 accounts representing $571 million of managed contracts as of December 31, 2004. BVAC also administers lease customer re-marketing and asset disposition activities in its operations center for the auto lease portfolio that we assumed from the Bank and are liquidating. In 2004, BVAC completed a geographical expansion that was initiated in late 2002, expanding into a total of 33 states from its established presence in 17 states, primarily in the West, Midwest and Florida. In 2003, BVAC entered seven Mid-Atlantic states including Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina, Tennessee and Virginia. In 2004, BVAC entered nine additional states including Alabama, Connecticut, Delaware, Kansas, Kentucky, Maine, Massachusetts, New Hampshire and Oklahoma.

Liquidating Portfolio

     As of December 31, 2004, our ongoing business consisted solely of the indirect automobile financing conducted by BVAC. Our only other activity is the continuing liquidation of the assets we assumed from the Bank. The following descriptions are provided to reflect the outstanding balances of these assets at December 31, 2004. All outstanding balances at December 31, 2004 are classified as held-for-sale.

     Auto Leases - Auto leases totaled $10.0 million, net of accumulated depreciation, impairment charges and valuation allowances at December 31, 2004, and represented 2.4% of our consolidated assets. We ceased purchasing auto leases in June 2000. The auto leases are accounted for as operating leases and the lease assets are capitalized and depreciated to their estimated residual value over the term of the leases. At December 31, 2003, auto leases totaled $66.7 million.

     Other Loans - At December 31, 2004, our other loans consisted of asset-based and franchise loans. During 2004, sales, as well as loan payoffs and amortization, reduced our other loans to $0.9 million at December 31, 2004 from $12.1 million at December 31, 2003.

     Real Estate Owned - At December 31, 2004, our real estate owned totaled $3.4 million and consisted of foreclosed commercial properties.

Funding Activities

     In addition to BVAC’s warehouse credit facility, we have one other borrowing, representing the remaining balance of a structured financing secured by the contractual cash flows from our auto lease portfolio. This borrowing totaled $1.9 million at December 31, 2004.

Debt

     As of December 31, 2004, we had no other outstanding debt beyond the aforementioned warehouse credit facility and the structured financing. At December 31, 2003, we had $24.8 million of outstanding debt represented by 9.76% Junior Subordinated Deferrable Interest Debentures (the “Junior Debentures”) that we issued to Bay View Capital I, a Delaware business trust we sponsored. The Junior Debentures supported the $22.0 million of outstanding 9.76% Capital Securities that were issued by Bay View Capital I. Effective December 31, 2003, in accordance with the requirements of Financial Accounting Standards Board Financial Interpretation No. 46, “Consolidation of Variable Interest Entities, as revised,” we deconsolidated Bay View Capital I and the Capital Securities. As a result of this deconsolidation, the debt reflected in our consolidated financial statements as of December 31, 2003 reflected the Junior Debentures instead of the Capital Securities.

     During the second quarter of 2004, we redeemed the remaining $22.0 million of outstanding Capital Securities and the underlying $24.8 million of outstanding Junior Debentures.

Competition

     Automobile financing is provided by a number of competing entities, including captive finance affiliates of automobile manufacturers, commercial banks, independent finance companies, thrifts and credit unions. Many of BVAC’s competitors have greater financial resources and capitalization, greater access to existing and newly emerging capital markets, better economies of scale and more favorable cost of funds than BVAC does. The captive finance affiliates of the automobile manufacturers have historically offered varying amounts of below-market financing to automobile purchasers to increase automobile sales volume. A number of our competitors also offer automobile purchasers and dealerships with additional forms of financing, including auto leasing and dealer inventory floor plan financing, which BVAC does not provide. We believe that BVAC competes primarily on the basis of the relative uniqueness of the extended term and over-advance features of its products. Accordingly, BVAC may not be able to compete successfully against these competitors.

Economic Conditions, Government Policies and Legislation

     During periods of economic slowdown, delinquencies and losses from defaults and repossessions may increase. Decreased demand for automobiles and, therefore, BVAC’s automobile financing volumes, may also occur during periods of economic slowdown. Decreased demand for automobiles may also depress values of used automobiles, which weakens the collateral values of BVAC’s auto contracts. Depressed values of used automobiles during periods of economic slowdown may reduce the value of repossessed and off-lease vehicles and may require greater reserves and could result in greater losses for us. Sustained periods of increased delinquencies and losses from defaults and repossessions could adversely affect BVAC’s financial position, results of operations and liquidity by limiting its ability to enter into future securitizations or sales of its auto contracts.

     BVAC’s profitability is also dependent on the interest rate spread it earns on auto contracts, the difference between the interest earned on its fixed rate auto contracts and the rate it pays on its floating rate borrowings, and the price it receives for the fixed rate contracts that are securitized or sold. BVAC monitors interest rates and utilizes derivative instruments to economically hedge interest rate volatility, however, market interest rates are highly sensitive to many factors that are beyond BVAC’s control, such as inflation, recession and unemployment and the impact of future changes in domestic and foreign economic conditions that BVAC cannot predict.

Supervision and Regulation

General

     We are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations, including the Sarbanes-Oxley Act of 2002, the Office of Foreign Assets Control and the USA Patriot Act. We are required to comply with the laws of those states in which we conduct operations. We believe that we are in compliance in all material respects with these laws and regulations.

     Our common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, we are subject to the information, proxy solicitation, insider trading and other requirements and restrictions of the Exchange Act. Our common stock trades on the New York Stock Exchange (“NYSE”) under the ticker symbol “BVC.”

     Until the Bank’s dissolution, we and the Bank were subject to extensive regulation intended primarily for the protection of depositors and the federal deposit insurance fund and not for the benefit of our stockholders. Upon the Bank’s dissolution, we ceased to be a registered bank holding company and are no longer subject to such regulation.

Consumer Protection Laws

     Numerous federal and state consumer protection laws and related regulations impose substantial requirements upon lenders and servicers involved in consumer finance, such as BVAC. These laws include the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Federal Trade Commission Act, the Fair Credit Reporting Act, the Gramm-Leach-Bliley Act, the Magnuson-Moss Warranty Act, Board of Governors of the Federal Reserve System’s Regulations B and Z, states’ adaptations of the Uniform Consumer Credit Code and of the Uniform Commercial Code, state and federal privacy laws and state motor vehicle retail installment sales acts and other similar laws. These laws, among other things, require us to provide certain disclosures to applicants, prohibit misleading advertising and protect against discriminatory financing or unfair credit and collection practices. The Truth-in-Lending Act and Regulation Z promulgated thereunder require disclosure of, among other things, the payment schedule, the finance charge, the amount financed, the total of payments and the annual percentage rate charged on each retail installment contract. The Equal Credit Opportunity Act prohibits creditors from discriminating against credit applicants (including retail installment contract obligors) on the basis of specific enumerated criteria. Creditors are also required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved. The holder in due course rules of the Federal Trade Commission provide for the preservation of the consumer’s claims and defenses when a consumer obligation is assigned to a holder. Some state laws impose finance charge ceilings and other restrictions on consumer transactions and require contract disclosures in addition to those required under federal law. These requirements impose specific statutory liabilities upon creditors who fail to comply with their provisions. In some cases these provisions, if violated, could affect BVAC’s ability to enforce the contracts it purchases.

Employees

     At December 31, 2004, we had a total of 125 employees on a full-time equivalent basis, consisting of both full-time and permanent part-time employees, as follows:

Bay View Acceptance Corporation	104
Bay View Capital Corporation	21

Total	125

     Our employees are not represented by any unions or covered by any collective bargaining agreements. We consider our relations with our employees to be satisfactory.

Executive Officers of the Registrant

     The following table sets forth certain information regarding our executive officers:

			Year
Name	Age	Position	Appointed
Charles G. Cooper	57	Director, President and Chief Executive Officer	2002
Prodyodth K. “PK” Chatterjee	56	President and Chief Executive Officer, Bay View Acceptance Corporation and Executive Vice President, Director of Retail Operations, Bay View Capital Corporation	2004
Joseph J. Catalano	58	Senior Vice President, General Counsel and Corporate Secretary	2002
John Okubo	51	Executive Vice President and Chief Financial Officer	2002
Sossy Soukiassian	41	Senior Vice President and General Auditor	2002

(1) Mr. Catalano has submitted his resignation effective April 8, 2005.

     The business experience of each of our executive officers is as follows:

     Mr. Cooper has served as a Director, President and Chief Executive Officer of Bay View Capital Corporation since October 2002. He joined us in May 2001, initially serving as Executive Vice President and Chief Credit Officer. Previously, he served as Executive Vice President and Chief Credit Officer at Lone Star Bank of Dallas. Prior to joining Lone Star Bank, he was Senior Vice President of Loan Administration at Compass Bank in Dallas from 1996 to 2000. Mr. Cooper has more than 30 years of experience in the banking industry, including 13 years experience as a bank examiner with the FDIC.

     Mr. Chatterjee has served as President and Chief Executive Officer of BVAC and as Executive Vice President and Director of Retail Operations of Bay View Capital Corporation since September 2004. Prior to joining us, he served as Executive Vice President, Head of Consumer Lending, at AmSouth Bancorp from 1997 to 2002 and U.S. Bancorp from 1995 to 1997. Mr. Chatterjee has over 17 years of consumer lending experience and has served as a member of the Automobile Finance Committee of the Consumer Bankers Association for more than 10 years.

     Mr. Catalano, Senior Vice President, became our General Counsel and Corporate Secretary in December 2002. Mr. Catalano joined us in 1993 and served as Assistant General Counsel from 2000 to 2002. Previously, he served as Senior Vice President and Assistant General Counsel of American Savings and Loan, Stockton California.

     Mr. Okubo, Executive Vice President, has served as our Chief Financial Officer since November 2002. Mr. Okubo joined us in 1996 and has held various financial management positions, including Treasurer from June 2001 and as Controller of the Bank from 1998 to 2001. Previously, he served as Executive Vice President and Chief Financial Officer of Home Federal Savings of San Francisco from 1993 to 1996.

     Ms. Soukiassian, Senior Vice President, was promoted to General Auditor in November 2002. Previously, she served as our Director of Corporate Projects from 1998 to 2002. Prior to joining us, she held management positions with KPMG Peat Marwick, LLP in Los Angeles from 1996 to 1998.

     There is no family relationship among the above officers. All executive officers serve at the discretion of the Board of Directors.

Item 2. Properties

     At December 31, 2004, we occupied three offices including our corporate headquarters office and had an additional two offices that we have vacated, and are subleasing, under operating lease agreements expiring at various dates through the year 2012. In most instances, these lease arrangements include options to renew or extend the lease at market rates. We also own leasehold improvements, furniture and equipment at our offices, all of which are used in our business activities.

Item 3. Legal Proceedings

     On August 29, 2003, Financial Security Assurance Inc. (“FSA”) filed a complaint against us and the Bank in the United States District Court for the Southern District of New York. The complaint, as amended, alleges breaches of representations and warranties or indemnity obligations with regard to a number of loans that served as collateral for two securitizations involving us and/or a former subsidiary, Bay View Franchise Mortgage Acceptance Company, that were effected in 1998 and 2000. FSA guaranteed certain payments in connection with these securitizations. We vigorously deny any liability to FSA and have asserted numerous defenses to each of FSA’s claims. We have also filed counterclaims against FSA.

     We are also a party to various other legal actions arising in the normal course of our business.

     After consultation with counsel, we do not currently expect that the resolution of these legal actions will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended December 31, 2004.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     Our common stock is traded on the NYSE under the stock symbol “BVC.” On June 24, 2004, our stockholders approved a 1-for-10 reverse stock split of the issued and outstanding shares of our common stock. The reverse stock split became effective on June 30, 2004. Accordingly, all shares outstanding and per share amounts are presented on a post-reverse stock split basis for all periods reported. At December 31, 2004, 6,593,860 shares of our common stock were outstanding, and held by 1,516 stockholders of record. During 2004, we distributed $7.25 per share in cash to our common stockholders - $2.50 per share on June 30, 2004, $2.50 per share on September 30, 2004 and $2.25 per share on December 31, 2004. On December 31, 2003, we distributed $40.00 per share in cash to our common stockholders. The effect of these distributions is reflected in the following tables that set forth quarterly closing stock price activity for 2004 and 2003:

	2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Stock price - high	$24.00	$22.40	$19.75	$18.00
Stock price - low	$21.30	$20.00	$16.15	$15.31

	2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Stock price - high	$58.80	$58.00	$61.50	$62.10
Stock price - low	$53.70	$54.50	$57.70	$21.40

Item 6. Selected Financial Data - Five-Year Financial Information

	At December 31,
	2004	2003	2002	2001	2000
	Going Concern Basis		Liquidation Basis	Going Concern Basis
	(Dollars in thousands)
Selected Balance Sheet Information (1)
Total assets	$423,328	$364,118	$875,545	$4,014,105	$5,360,931
Investment securities	22,636	28,836	38,137	98,980	33,009
Mortgage-backed securities	—	5,893	32,516	278,891	642,628
Loans and leases held-for-investment, net	252,863	—	—	2,326,787	2,751,794
Loans and leases held-for-sale	75,923	177,948	311,014	40,608	345,207
Investment in operating lease assets, net	10,041	66,657	191,005	339,349	479,829
Intangible assets	1,846	1,846	—	123,573	134,936
Deposits	—	—	224,189	3,234,927	3,746,312
Borrowings	300,650	179,060	61,969	287,168	1,153,443
Capital Securities (2)	—	—	90,000	90,000	90,000
Net assets in liquidation	—	—	410,064	—	—
Stockholders’ equity	104,193	155,932	—	336,187	297,849

		For the	For the	For the	For the
		Three	Nine	Three	Nine
	For the	Months	Months	Months	Months
	Year Ended	Ended	Ended	Ended	Ended
	December	December	September	December	September	For the Year Ended
	31,	31,	30,	31,	30,	December 31,
	2004	2003	2003	2002	2002	2001	2000
	Going Concern Basis		Liquidation Basis		Going Concern Basis
	(Dollars in thousands, except per share amounts)
Selected Results of Operations Information (1)
Interest income	$22,609	$4,936	$17,951	$17,247	$145,239	$302,745	$460,192
Interest expense	(8,845)	(3,612)	(8,411)	(10,001)	(60,068)	(180,497)	(294,752)

Net interest income	13,764	1,324	9,540	7,246	85,171	122,248	165,440
Provision for losses on loans and leases	(1,612)	—	—	—	(10,700)	(71,890)	(62,600)
Leasing income	12,941	6,907	32,578	14,639	56,188	92,305	97,207
Gain (loss) on sales of assets and liabilities, net	(1,887)	842	787	81	18,625	(10,547)	(52,606)
Other income, net	5,985	2,586	3,722	3,600	16,752	25,411	32,041
General and administrative expenses	(25,211)	(5,747)	(26,338)	(17,697)	(106,101)	(155,287)	(158,590)
Restructuring charges	—	—	—	—	—	(6,935)	(9,213)
Revaluation of franchise-related assets	—	—	—	—	—	(70,146)	(101,894)
Leasing expense	(9,163)	(5,938)	(24,421)	(10,854)	(43,984)	(86,120)	(69,350)
Real estate operations, net	(1,255)	(831)	(463)	(397)	(1,222)	(5,021)	(65)
Amortization of intangible assets	—	—	—	—	(993)	(11,280)	(20,766)
Write-off of intangible assets – franchise	—	—	—	—	—	—	(192,622)

Income (loss) before income tax expense (benefit)	(6,438)	(857)	(4,595)	(3,382)	13,736	(177,262)	(373,018)
Adjustment for liquidation basis	—	—	(5,995)	(2,761)	266,510	—	—
Income tax (expense) benefit	2,526	184	6,252	4,886	(181,792)	85,866	55,810
Dividends on Capital Securities (3)	—	—	—	(2,742)	(7,873)	(9,774)	(8,989)
Cumulative effect of change in accounting principle	—	—	—	—	(18,920)	—	—

Net income (loss) and changes in net assets in liquidation	$(3,912)	$(673)	$(4,338)	$(3,999)	$71,661	$(101,170)	$(326,197)

Earnings (loss) per diluted share (4)	$(0.59)	$(0.10)	N/A	N/A	$11.35	$(19.89)	$(99.97)
Cash distributions/Dividends declared per share (4)	$7.25	$40.00	$—	$—	$—	$—	$3.00

	At and For the Year Ended December 31,
	2004	2003	2002	2001	2000
	Going Concern Basis		Liquidation Basis	Going Concern Basis

	(Dollars in thousands, except per share amounts)
Selected Other Information (1)
Net interest margin	4.43%	2.71%	N/A	3.18%	3.13%
Book value per share (4)	$15.80	$23.71	N/A	$53.72	$91.43
Nonperforming assets	$4,742	$7,133	$27,268	$89,817	$101,173
Ratio of nonperforming assets to total assets	1.12%	1.96%	3.11%	2.24%	1.89%

(1)	The financial statements for the periods from September 30, 2002 through September 30, 2003 have been prepared using liquidation basis accounting.

(2)	Effective December 31, 2003, the Company adopted FASB Financial Interpretation No. 46, “Consolidation of Variable Interest Entities, as revised,” and accordingly, deconsolidated Bay View Capital I. As a result, as of December 31, 2003, the 9.76% Capital Securities of Bay View Capital I are no longer reflected on the Company’s Consolidated Statement of Financial Condition while the Company’s underlying 9.76% Junior Subordinated Deferrable Interest Debentures, which were acquired by Bay View Capital I, are reflected as borrowings of the Company.

(3)	Effective July 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Year-to-date dividend expense on the Capital Securities is now reflected in interest on borrowings. Statement No. 150 does not allow for prior year restatements.

(4)	Adjusted to reflect 1-for-10 reverse stock split effective June 30, 2004.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Strategic Overview

     Bay View Capital Corporation (the “Company,” “we,” “us” or “our”) is a financial services company headquartered in San Mateo, California, whose primary subsidiary, Bay View Acceptance Corporation (“BVAC”), is an automobile finance company engaged in indirect purchases of retail automobile installment contracts originated by manufacturer-franchised and independent dealers in connection with the sale of new and used automobiles. BVAC generates revenue through its investment in auto contracts, and the subsequent securitization or sale and servicing of these auto contracts.

Restatement

     During the Company’s year-end audit and Sarbanes-Oxley Section 404 review, the Company determined that it should have recognized a total of $0.4 million of unrealized after-tax losses on certain derivative instruments. As described in Note 21 to the consolidated financial statements, “Selected Quarterly Results of Operations (Unaudited),” at Item 8, such restatements increased our reported net losses for the first, second, third and fourth quarters of 2004.

Liquidation of the Bank

     On October 3, 2002, we adopted a Plan of Dissolution and Stockholder Liquidity (the “Plan”). The Plan contemplated that we, under applicable provisions of the Delaware General Corporation Law, would dispose of all of our assets, including all of the assets of Bay View Bank, N.A. (the “Bank”); pay all of our debts and liabilities and make reasonable provision for any contingent liabilities; distribute the remaining proceeds from our asset sales to our stockholders; and dissolve. As a result of the adoption of the Plan, we adopted liquidation basis accounting effective September 30, 2002.

     During the fourth quarter of 2003, our Board amended the Plan to become a plan of partial liquidation (the “Amended Plan”) under which we are completing the liquidation of the assets and the satisfaction of the liabilities of the Bank remaining after the Bank’s September 30, 2003 dissolution, distributed a major portion of the proceeds to our stockholders through a series of cash distributions, and continue to operate BVAC. When we adopted the Amended Plan, we discontinued our use of liquidation basis accounting and re-adopted going concern basis accounting effective October 1, 2003. With the Bank’s dissolution on September 30, 2003, its remaining assets and liabilities were transferred to us, as the Bank’s sole stockholder, and we ceased to be a bank holding company and, along with our subsidiaries, were no longer subject to supervision, examination and regulation by the Board of Governors of the Federal Reserve System (the “FRB”), the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation.

     Among the factors considered by our Board in deciding to engage in a partial liquidation rather than a complete liquidation were:

•	Adverse market conditions in the auto finance sector, which caused our Board to conclude that the near-term sale of BVAC to a third party, or distribution of the stock of BVAC to our stockholders, as contemplated by the Plan, would not be the best method of maximizing stockholder value;

•	A determination that our remaining tax net operating loss carryforwards could be more fully utilized by continuing to operate BVAC beyond the third quarter of 2005; and

•	The opportunity to obtain greater corporate and financial flexibility than we would have if we were operating as a dissolving corporation.

     In accordance with the Amended Plan, we redeemed $63.5 million of our 9.76% Cumulative Capital Securities (the “Capital Securities”) on December 31, 2003, and redeemed the remaining $22.0 million of these Capital Securities on June 30, 2004 and, between December 31, 2003 and December 31, 2004, have distributed $311.0 million in cash to our stockholders, or $47.25 per share after the adjustments to reflect the retroactive effect of the 1-for-10 reverse stock split of our common stock effective June 30, 2004.

     At December 31, 2004, we had assets of $423.3 million, liabilities of $319.1 million and stockholders’ equity of $104.2 million. Refer to “Forward-Looking Statements – Cash Distributions” for comments about future cash distributions.

Auto Finance

     BVAC is a Southern California-based auto finance company engaged in the indirect financing of automobile purchases by individuals. Of the auto contracts BVAC purchased in 2004, 93% were originated by manufacturer-

franchised dealerships and the remaining 7% were originated by independent dealerships; 52% were contracts on new vehicles and 48% were contracts on used vehicles. BVAC purchases auto contracts from approximately 7,000 automobile dealers in 33 states with limited recourse to the dealer.

     BVAC has historically positioned itself in the market as a premium priced lender for well-qualified borrowers seeking extended-term financing and/or higher advance rates than those generally offered by traditional lenders. This strategy has enabled BVAC to establish a loyal dealership network by satisfying a unique niche within the indirect auto finance market that large commercial banks and captive finance companies have not served well. Recently, BVAC has begun leveraging this established reputation with its dealers to broaden its array of auto financing programs available to prime credit quality borrowers.

     BVAC places a strong emphasis on borrower stability, credit quality and debt serviceability. With Fair, Isaac & Co., or “FICO,” credit scores that averaged 739 in 2004, BVAC’s borrower base is largely comprised of prime credit quality borrowers. BVAC currently offers financing terms to 96 months and typically finances an amount in excess of a dealer’s wholesale value of a vehicle. During 2004, the term to maturity on auto contracts purchased by BVAC averaged 83 months and the loan-to-value ratio averaged 125%. The average loan amount financed by BVAC was $29,400.

     Since the liquidation of the Bank, BVAC has operated as an independent finance company, rather than a portfolio-lending unit of the Bank, purchasing auto contracts for sale or securitization, and servicing these auto contracts. BVAC has a $350.0 million revolving warehouse credit facility to fund its purchases of contracts, and periodically sells or securitizes auto contracts in order to pay down the facility and maintain available borrowing capacity. BVAC retains the servicing obligation on the contracts that it sells or securitizes, which provides us with a source of fee income over the life of the contracts. At December 31, 2004, BVAC had $298.8 million outstanding under this credit facility to purchase auto contracts. On February 17, 2005, BVAC issued $232.1 million of auto receivable backed notes and repaid $217.8 million of borrowings on the credit facility.

     BVAC’s headquarters and operations center is located in Covina, California. The operations center manages the underwriting of contracts and supports its dealer relationships. It also houses BVAC’s servicing and collections activities involving more than 28,000 accounts representing $571 million of managed contracts as of December 31, 2004. BVAC also administers lease customer re-marketing and asset disposition activities in its operations center for the auto lease portfolio that we assumed from the Bank and are liquidating. In 2004, BVAC completed a geographical expansion that was initiated in late 2002, expanding into a total of 33 states from its established presence in 17 states, primarily in the West, Midwest and Florida. In 2003, BVAC entered seven Mid-Atlantic states including Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina, Tennessee and Virginia. In 2004, BVAC entered nine additional states including Alabama, Connecticut, Delaware, Kansas, Kentucky, Maine, Massachusetts, New Hampshire and Oklahoma.

Critical Accounting Policies

     We have identified the most critical accounting policies upon which our financial status depends. We determined the critical policies by considering accounting principles that involve the most complex or subjective decisions or assessments. We have identified our most critical accounting policies to be those related to loan sales and retained interests in securitizations, allowance for credit losses, investment in operating lease assets, income taxes, and derivative instruments.

Going Concern vs. Liquidation Basis Accounting

     For the period September 30, 2002 through September 30, 2003, we used liquidation basis accounting under which assets were carried at estimated net realizable values and all estimated future liabilities associated with carrying out the Plan were accrued. Future revenues and expenses of an operating nature were recognized in income and expense when realized.

     With our adoption of the Amended Plan, we discontinued our use of liquidation basis accounting and re-adopted going concern basis accounting, and re-established our stockholders’ equity effective October 1, 2003. In connection with our re-adoption of going concern basis of accounting, we recognized $0.7 million of pre-tax expense and $1.1 million of additions to stockholders’ equity, and recorded the following adjustments:

•	Goodwill: Re-established the $1.8 million of goodwill related to our acquisition of BVAC’s predecessor entity, CTL, Inc., that existed prior to our adoption of liquidation basis accounting;

•	Premium on investment in BVAC: Reversed $10.0 million of premium over the book value of BVAC, which was recorded as deferred gain under liquidation basis accounting, and restored the historical cost basis in our equity investment in BVAC;

•	Auto contracts: Reversed unrealized gains that were recorded under liquidation basis accounting and restored the lower of cost or market valuation;

•	Mortgage-backed securities: Restored fair value accounting for these available-for-sale securities;

•	Accrued liabilities: Reversed $1.7 million of accruals related to certain severance and occupancy costs that were recorded under liquidation basis accounting and adopted Statement No. 146 accounting for costs associated with disposal activities; and

•	Stockholders’ equity: Restored stockholders’ equity as of October 1, 2003

     See Note 2 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies – Liquidation Basis,” under Item 8. “Financial Statements and Supplementary Data” for further discussion of the significant accounting policies that were applicable, under liquidation basis accounting, during the period September 30, 2002 through September 30, 2003.

Loan Sales and Retained Interests in Securitizations

     BVAC has periodically transferred a portion of its warehouse inventory of auto contracts held-for-sale to trusts that, in turn, issue asset-backed securities to investors. We have structured these transactions as sales in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and recognized a gain on the sale of the auto contracts to the trusts — which represents the difference between the sum of sale proceeds, net of transaction costs, and cash deposited into a securitization trust account in order to enhance the credit rating of the asset-backed securities and the sum of our net carrying value of the auto contracts and the present value of future excess cash flow anticipated to be distributed to us by the trust over the life of the asset-backed securities — and an asset which is referred to as a “retained interest” in the securitization.

     The retained interest is comprised of the cash initially deposited into the securitization trust account and the present value of the future excess cash flow anticipated to be distributed to us by the trust over the life of the asset-backed securities. These estimated future cash flows — which are comprised of interest income received on the auto contracts less interest paid to investors in the asset-backed securities, credit losses and trust expenses — are initially retained by the trust to build the trust cash account to pre-designated levels and provide further credit enhancement. Once the pre-designated levels of cash are attained, the trust distributes the excess cash flow to BVAC. In recording the gain on sale and the retained interest, we have made assumptions in calculating the present value of the future excess cash flow anticipated to be distributed to us by the trust over the life of the asset-backed securities and recording the retained interest.

     We designate retained interests as available-for-sale and carry them at fair value. Our retained interests are subordinate to investor interests in the related asset-backed securities, their value is subject to credit and prepayment risks in the pool of underlying auto contracts. We are not aware of an active secondary market for our retained interests and, accordingly, estimate the fair value of our retained interests by calculating the present value of the future excess cash flow anticipated to be received, using management’s best estimates of key valuation assumptions including credit losses, prepayment speeds and discount rates commensurate with the underlying risks in the anticipated future cash flow.

     The following table sets forth the significant assumptions used in the valuation of our retained interests as of December 31, 2004:

Weighted-average discount rate	10.0%-12.0%
Range of projected annual credit losses, net	1.40%-1.53%
Range of projected cumulative credit losses	2.04%-2.37%
Prepayment speed	1.6 ABS

     Changes in the above assumptions due to differing actual experience or market conditions could affect the value of our retained interests.

Allowance for Credit Losses

     The allowance for credit losses on auto contracts held-for-investment is established through a provision charged to expense and maintained at a level that we believe is sufficient to cover estimated probable losses in this loan portfolio. We consider BVAC’s portfolio of auto contracts to be comprised of relatively small balance, homogeneous receivables and, accordingly, determines its allowance for credit losses in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” The allowance for credit losses is evaluated and adjusted on a quarterly basis.

     In determining the level of the allowance for credit losses, we evaluate BVAC’s auto contracts held-for-investment using two methodologies. The primary methodology is based upon an analysis of BVAC’s historical loss experience using a “vintage” analysis of its past purchases of auto contracts from which BVAC predicts probable losses that are inherent in its portfolio of auto contracts held-for-investment. Under this method, BVAC’s historical credit loss experience is stratified by quarter and correlated with the related auto contracts that have been similarly stratified by the number of quarters that have elapsed since date of purchase. This credit loss data is derived from “static pool” information that has been internally collected on the historical loss experience of BVAC’s portfolio of managed auto contracts. BVAC defines managed auto contracts as the sum of its warehouse inventory of auto contracts receivable plus auto contracts that have been securitized and/or sold with servicing retained by BVAC. We also use a secondary method for evaluating the sufficiency of the allowance for credit losses. This secondary method, a “roll rate” analysis, projects the migration of quarter-end auto contracts held-for-investment from current payment status through 30-, 60- and 90-day delinquent status to charge-off and correlates this projection with loss reserve factors.

     These methodologies incorporate quantitative as well as qualitative factors, including historical loss experience changes in underwriting practices, changes in the credit quality of contracts and an assessment of economic conditions.

Investment in Operating Lease Assets

     We purchased auto leases, which are accounted for as operating leases, from March 1998 through June 2000. These purchases were recorded as fixed assets and are being depreciated on a straight-line basis over the respective lease terms to the estimated residual values of the leases. This depreciation and other related expenses, including the amortization of initial direct costs that are deferred and amortized over the lease term, are classified as noninterest expense. Lease payments received are recorded as noninterest income.

     In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we perform a quarterly impairment analysis of our long-lived assets, including our auto leases. A lease is considered impaired if its gross future undiscounted cash flows are less than the net book value of the lease. The net book value of the lease is defined as the original capitalized cost of the vehicle, including initial direct capitalized costs, less the cumulative amount of depreciation recorded against the vehicle and the cumulative amount of amortization of the initial direct capitalized costs recorded since the inception of the lease and less any impairment charges recorded-to-date on that lease.

     In determining gross future undiscounted cash flows, we contract with Automotive Lease Guide, commonly referred to as ALG, to provide updated estimates of the residual value of the underlying vehicles comprising our portfolio of auto leases at the end of their lease terms, assuming that the vehicles are in average condition. This information is obtained from ALG on a quarterly basis. We then estimate the probability of one of three lease payoff scenarios occurring: (i.) the vehicle will be purchased by the lessee prior to the end of the lease term, (ii.) the vehicle will be purchased by the lessee at the end of the lease term, either at a discount or at the full contractual residual amount, or (iii.) the vehicle will be returned by the lessee at the end of the lease term. These probabilities are estimated using a number of factors, including our experience-to-date and industry experience.

     Using the projected ALG residual values combined with our experience-to-date relative to our realization of projected ALG residual values, we reduce the projected ALG residual values to reflect our experience-to-date. This experiential analysis, along with the probabilities of each of the three disposition scenarios discussed above occurring, enables us to determine a probability-weighted gross future undiscounted cash flow for each vehicle lease. For those leases where the gross future undiscounted cash flows are less than net book value, the lease is considered impaired.

     For those leases considered impaired, we then estimate the fair value of the lease. The fair value is determined by calculating the present value of the future estimated cash flows again assuming the probabilities of each of the three disposition scenarios. The present value is calculated using current market interest rates, which are similar to the original contract lease rates. For those impaired leases where the estimated fair value is less than the net book value, an impairment charge is recorded for the difference. Annual depreciation expense associated with those leases that have reduced residual values is recomputed over the remaining term of the lease.

Income Taxes

     We file consolidated federal income tax returns in which our taxable income or loss is combined with that of our subsidiaries. Consolidated, combined and separate company state tax returns are filed in certain states, as applicable, including California. Each subsidiary’s share of income tax expense (benefit) is based on the amount that would be payable (receivable) if separate returns were filed.

     At December 31, 2004, we had deferred tax assets of $21.2 million, consisting of net deferred tax assets of $42.7 million less a valuation allowance of $21.5 million. This valuation allowance was established in consideration of our projected future net income available to realize the deferred tax assets under the Amended Plan in years after 2004. The realization of deferred tax assets is dependent upon our ability to generate future taxable income.

Derivative Instruments

     We use derivative instruments to reduce our exposure to interest rate risk embedded in our fixed-rate auto contracts which are funded by floating-rate financing. Rising interest rates reduce the net interest spread produced by our auto contracts, a primary component of our profitability, as well as the economic value of our inventory of auto contracts. Additionally, under the terms of our warehouse credit facility, the indenture trustee maintains derivative instruments to provide interest rate risk protection to our lenders. We account for these derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivatives and Hedging Activities.”

     Refer to “Balance Sheet Analysis” - “Borrowings, Warehouse Credit Facility” for additional comments about the derivative instruments maintained under the terms of our warehouse credit facility.

     Statement No. 133 establishes accounting and reporting standards for derivative instruments and requires that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the statement of financial condition as either an asset or liability measured at its fair value. Statement No. 133 further dictates that the accounting treatment for gains or losses from changes in the derivative instrument’s fair value is contingent on whether the derivative instrument qualifies as a hedge under the standard. Risk management instruments must qualify and be designated as hedges upon their inception and must be effective in substantially reducing the risk arising from the asset or liability identified as exposing the Company to risk throughout the hedge period in order to receive hedge accounting treatment. To qualify as hedges, among other things, risk management instruments must be linked to specific assets or liabilities or pools of similar assets or liabilities. If the derivative instrument does not qualify as a hedge, the gains or losses are reported in the consolidated statement of income when they occur. If the derivative instrument qualifies and is designated as a hedge under the standard, depending on the type of risk being hedged, the gains and losses are either reported in the consolidated statement of income, offsetting the fair value change in the hedged item, or reported as accumulated other comprehensive income in the equity section of the consolidated statement of financial condition. If a hedged asset or liability is sold or paid off before maturity of the hedging derivative, the derivative is closed out or settled, and any net settlement amount upon the close-out or termination of the derivative is recognized in earnings. The standard requires that an entity formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

     Our derivative instruments outstanding at December 31, 2004 were comprised of interest rate swap contracts and interest rate caps. In accordance with Statement No. 133, these derivative instruments are accounted for as assets or liabilities and recorded at fair value. Because these derivatives do not meet specific high correlation tests required to use hedge accounting, changes in fair values are charged or credited to earnings.

     Prior to our re-adoption of going concern basis accounting, we accounted for changes in the market value of derivative instruments using liquidation basis accounting. Changes in the market value of these derivative instruments were reflected in our consolidated statements of net assets in liquidation under pre-tax loss from operations, while offsetting changes in the market value of underlying auto contracts were included in changes in estimated values of assets and liabilities. Refer to Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” - “Asset/Liability Management” for further comments about our use of derivative instruments.

Accounting Changes and Recent Accounting Pronouncements

     In March 2004, the FASB Emerging Issues Task Force (EITF) released Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance for determining whether impairment for certain debt and equity investments is other-than-temporary and the measurement of an impaired loss. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and the Company has complied with the new disclosure requirements in its consolidated financial statements. The recognition and measurement requirements of EITF 03-1 were initially effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB Staff issued FASB Staff Position (“FSP”) EITF 03-1-1 that delayed the effective date for certain measurement and recognition guidance contained in EITF 03-1. The FSP requires that entities continue to apply previously existing “other-than-temporary” guidance until a final consensus is reached. We do not anticipate that issuance of a final consensus will materially impact our financial condition or results of operations.

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123-R, “Share-Based Payments,” a revision to Statement No. 123. Statement No. 123-R requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period, usually the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. A public entity will initially measure the cost of liability based service awards based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. Statement No. 123-R eliminates the alternative to use the intrinsic value method of accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” that was provided in Statement No. 123 as originally issued. Adoption of Statement No. 123-R is required for fiscal periods beginning after June 15, 2005. We are evaluating Statement No. 123-R but do not expect adoption to have a material impact on our financial condition, results of operations or cash flows.

Results of Operations

     From September 30, 2002 through September 30, 2003, we reported our results under liquidation basis accounting under which we reported the value of, and the changes in, net assets available for distribution to stockholders (“net assets in liquidation”) instead of results from continuing operations. As discussed above, we discontinued the use of liquidation basis accounting and re-adopted going concern basis accounting effective October 1, 2003. Accordingly, our financial statements as of December 31, 2004 and 2003 and for the year ended December 31, 2004 and the quarter ended December 31, 2003 have been prepared under going concern basis accounting while reporting periods from September 30, 2002 through September 30, 2003 have been prepared under liquidation basis accounting. For reporting periods prior to September 30, 2002, our financial statements are also presented on a going concern basis of accounting. Accordingly, the following discussion of our results of operations for reporting periods for which our financial statements have been prepared under going concern basis accounting are presented independently from the discussion of our results of operations for which our financial statements have been prepared under liquidation basis accounting.

     Under liquidation basis accounting, the Consolidated Statement of Operations and Comprehensive Income was replaced with the Consolidated Statement of Changes in Net Assets in Liquidation. As a result, we are providing, in Item 8. Financial Statements and Supplementary Data,

•	Consolidated Statements of Financial Condition as of December 31, 2004 and 2003,

•	Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2004, the three months ended December 31, 2003 and the nine months ended September 30, 2002, and

•	Consolidated Statements of Changes in Net Assets in Liquidation (Liquidation Basis) for the nine months ended September 30, 2003 and the three months ended December 31, 2002.

Going Concern Basis

Results of Operations – Year ended December 31, 2004

     Our consolidated net loss for the year ended December 31, 2004 was $3.9 million, or $0.59 per diluted share.

Net Interest Income

     Net interest income represents the difference between interest income earned on auto contracts and other interest-earning assets and interest expense paid on borrowings and other funding sources, and is our principal source of revenue. Net interest margin is the amount of net interest income expressed as a percentage of average interest-earning assets.

     Net interest income and net interest margin for the year ended December 31, 2004 were $13.8 million and 4.41%, respectively, while our average interest earning assets, excluding auto-related operating lease assets, totaled $312.4 million. For the year ended December 31, 2004, interest income was $22.6 million and the average yield on interest-earning assets was 7.23%, while interest expense on our borrowings was $8.8 million and the average cost of borrowings was 3.84%.

     The following table sets forth average outstanding balances of assets and liabilities, interest income and expense, and average yields on our interest-earning assets and the average cost of our borrowings for the year ended December 31, 2004:

	AVERAGE BALANCES, YIELDS AND RATES
	For the Year Ended December 31, 2004
	Average		Average
	Balance	Interest	Yield/Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Auto contracts and other loans receivable	$251,380	$19,700	7.83%
Short-term investments (1)	33,640	516	1.53
Retained interests in securitizations (1)	26,622	2,345	8.81
Mortgage-backed and other securities (1)	742	48	6.47

Total interest-earning assets	312,384	22,609	7.23%

Other assets	81,554

Total assets	$393,938

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Warehouse credit facility	$208,082	$7,488	3.55%
Other borrowings	7,693	154	2.00
Junior Subordinated Deferrable Interest Debentures	12,256	1,203	9.77

Total interest-bearing liabilities	228,031	8,845	3.84%

Other liabilities	35,629

Total liabilities	263,660
Stockholders’ equity	130,278

Total liabilities and stockholders’ equity	$393,938

Net interest income/net interest spread		$13,764	3.39%

Net interest-earning assets	$84,353

Net interest margin (2)			4.41%

(1)	Average balances and yields for securities and other investments classified as available-for-sale are based on historical amortized cost.

(2)	Net interest income divided by average interest-earning assets.

     Net interest margin, calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”), excludes the revenue from our auto leasing assets, but includes the associated funding costs. Because our auto leases are accounted for as operating leases, the rental income and related expenses, including depreciation expense, are reflected in noninterest income and noninterest expense.

Provision for Losses on Installment Contracts

     At December 31, 2004, BVAC had $252.9 million of auto contracts designated as held-for-investment. An allowance for credit losses on these contracts was established through the provision for credit losses. Our provision for credit losses totaled $1.6 million for the year ended December 31, 2004. Refer to “Balance Sheet Analysis - Auto Contracts and Other Loans Receivable – Auto Contracts” for related information on BVAC’s allowance for credit losses on auto contracts held-for-investment.

Noninterest Income

     For the year ended December 31, 2004, noninterest income was $17.0 million and included $12.9 million of leasing income, $4.3 million of loan servicing and other loan fee income, $1.4 million of unrealized gains on derivative instruments and $1.4 million of unrealized losses on auto contracts and other loans carried at the lower of cost or estimated fair value. Noninterest income for 2004 also included $1.9 million of other losses, including write-offs of premium on auto contracts held-for-sale due to borrower pay-offs and charge-offs of defaulted auto contracts, and $1.7 million of other income. Leasing income has declined through the year as we continue to reduce the balance of our portfolio of auto leases. We ceased purchasing auto leases in June 2000 and, since then, the balance of our lease portfolio has continued to decline as leases have reached their end-of-term.

     As discussed in additional detail in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk - Asset/Liability Management,” we employ derivative instruments primarily to protect the value of BVAC’s fixed-rate auto contracts from rising interest rates. Our strategy is to protect the economic value of these auto contracts rather than the accounting values. We account for changes in the market value of our derivative instruments as prescribed by Statement No. 133. Our derivative instruments are not treated as designated hedge instruments under Statement No. 133 and are, accordingly, carried at fair value, with changes in such fair value charged or credited to earnings. Our use of fair value accounting for our derivative instruments has resulted in certain fluctuations in noninterest income. During 2004, we recorded $1.4 million of net unrealized gains on our derivative instruments, reflecting the increase in intermediate-term rates that occurred during the year. Future changes in interest rates could continue to produce fluctuations in the fair value of our derivatives and, therefore, the level of our noninterest income.

Noninterest Expense

     For the year ended December 31, 2004, our noninterest expense totaled $35.6 million and included $25.2 million of general and administrative expense, $9.2 million of leasing expense and $1.2 million of expense from real estate owned. The following table sets forth the ratio of our general and administrative expense to average managed assets, including auto-related securitized assets, on an annualized basis for the year ended December 31, 2004:

For the Year Ended
December 31, 2004
(Dollars in thousands)
General and administrative expense	$25,211

Average managed assets, including auto-related securitized assets	$709,735

General and administrative expenses to average managed assets, including auto-related securitized assets	3.55%

     General and administrative expense remained at high levels in 2004 as we continued to incur significant expenses related to the liquidation of assets and resolution of liabilities remaining from the Bank’s September 30, 2003 dissolution. During 2004, we employed an average of approximately 23 full-time equivalent employees and incurred significant legal and consulting expenses in connection with this liquidation process. We anticipate completing the significant, remaining aspects of the liquidation during 2005. During 2004, we also incurred $1.0 million of costs in connection with our implementation of the Sarbanes-Oxley Act of 2002.

     Our leasing expense continues to decline in line with the runoff of the balance of the remaining portfolio. We ceased purchasing auto leases in June 2000. Because our auto leases are accounted for as operating leases, the corresponding leased vehicles are capitalized and depreciated to their estimated residual values over their lease terms. This depreciation expense is included in leasing expense, along with the amortization of capitalized initial direct lease costs and lease impairment charges.

     We test the residual value of our auto lease portfolio for impairment on a quarterly basis. The percentage of leases considered impaired is a measure of the quarterly rate of decline in the residual value of our auto lease portfolio versus our depreciation and writedown of the residual value of our auto lease portfolio since the prior quarterly valuation. At December 31, 2004, there were no vehicles in our auto lease portfolio that were considered impaired under Statement No. 144, compared to 2% that were considered impaired at December 31, 2003. Higher percentages of impaired leases are indicative of more rapidly declining resale values for used vehicles. Current rates of impairment are not necessarily indicative of future rates of impairment. Impairment of lease residual values is a function of a number of significant factors that could change in the near term, and adversely affect the valuation of the auto lease portfolio. These factors were previously described under “Critical Accounting Policies - Investment in Operating Lease Assets.” Two of these factors, including ALG’s projections of lease residual values and the relative probabilities of the three alternatives for disposing of vehicles, are particularly susceptible to changes in market conditions.

     As an illustration, at December 31, 2003, a $250 decline in the market value of individual vehicles in our lease portfolio would have resulted in an additional 7% of the vehicles being deemed impaired, and subject to an impairment charge. At December 31, 2004, however, there were no additional vehicles that would have been determined to have been impaired if their market values had declined by such an amount. Impairment charges could increase if the percentage of vehicles returned to us were greater than the percentage that was projected at the year-end, because the proceeds realized when we must dispose of vehicles at the end of lease terms are generally less than if lessees purchase vehicles prior to the end of lease terms.

Income Taxes

     We recorded a tax benefit of $2.5 million for the year ended December 31, 2004. Our effective tax rate of 39.2% differed from the federal statutory rate due primarily to the effect of state income and franchise taxes.

Results of Operations – Three Months ended December 31, 2003

     Our net loss for the quarter ended December 31, 2003, including net adjustments required to re-adopt going concern basis accounting effective October 1, 2003, totaled $0.7 million, or $0.10 per diluted share, and consisted of income from ongoing operations of BVAC totaling $0.8 million offset by a net loss of $1.5 million from our liquidating activities.

     As discussed under “Critical Accounting Policies – Going Concern vs. Liquidation Basis Accounting,” in connection with our re-adoption of going concern basis accounting, we recognized $0.7 million of pre-tax expense and $1.1 million of additions to stockholders’ equity in the three-month period ended December 31, 2003.

Net Interest Income

     For the quarter ended December 31, 2003, interest income was $4.9 million and the average yield on interest-earning assets was 4.56% while interest expense on our borrowings was $3.6 million and the average cost of borrowings, largely comprised of interest on our 9.76% Junior Subordinated Deferrable Interest Debentures (the “Junior Debentures”), was 11.20%. The negative interest rate spread for the quarter, the difference between the yield on interest-earning assets and the cost of our borrowings, was attributable to large balances of cash and cash equivalents which were accumulated in the quarter in order to distribute $263.2 million, or $40.00 per share in cash, to common stockholders on December 30, 2003 and redeem $63.5 million of the Capital Securities issued by Bay View Capital I on December 31, 2003. Money market yields earned on the cash and cash equivalent balances caused a significant decline in the overall yield of interest-earning assets in the quarter ended December 31, 2003.

     Implementation of Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” resulted in the reclassification of our Capital Securities from their prior classification as a “mezzanine” item to liabilities as of December 31, 2003. Accordingly, dividend expense on the Capital Securities, totaling $2.1 million and $8.8 million for the three- and twelve-months ended December 31, 2003, respectively, has been included in interest expense on borrowings.

     The following table sets forth average yields on our interest-earning assets and average rates on our interest-bearing liabilities for the period indicated. These average yields and rates are derived by dividing interest income by the average balances of interest-earning assets and by dividing interest expense by the average balances of interest-bearing liabilities for the period indicated. Average balances of interest-earning assets and interest-bearing liabilities were calculated by averaging the relevant month-end amounts for the period.

	AVERAGE BALANCES, YIELDS AND RATES
	For the Three Months Ended December 31, 2003
	Average		Average
	Balance	Interest	Yield/Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Auto contracts and other loans receivable	$175,621	$3,757	8.48%
Mortgage-backed securities (1)	11,105	166	5.95
Investments (1)	242,863	1,013	1.65

Total interest-earning assets	429,589	4,936	4.56%

Other assets	29,740

Total assets	$459,329

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Borrowings (2)	$128,781	$3,612	11.20%

Total interest-bearing liabilities	128,781	3,612	11.20%

Other liabilities	47,550

Total liabilities	176,331
Stockholders’ equity	282,998

Total liabilities and stockholders’ equity	$459,329

Net interest income/net interest spread		$1,324	(6.64)%

Net interest-earning assets	$300,808

Net interest margin(3)			1.71%

(1)	Average balances and yields for securities and other investments classified as available-for-sale are based on historical amortized cost.

(2)	Interest expense for borrowings excludes expenses related to our Capital Securities.

(3)	Annualized net interest income divided by average interest-earning assets.

     For the quarter ended December 31, 2003, noninterest income was $10.3 million and included leasing income of $6.9 million, loan servicing and other fee income of $1.3 million, gains related to recoveries of mark-to-market adjustments on franchise loans of $0.9 million and other income of $1.2 million. Noninterest expense was $12.5 million and included leasing expenses of $5.9 million and operating expenses of $6.6 million.

Leasing Expense

     Leasing expense was $5.9 million for the three months ended December 31, 2003. At December 31, 2003, approximately 109 of the 5,341 vehicles in our automobile lease portfolio, or 2%, were considered impaired under Statement No. 144. If the market values of the individual vehicles declined by $250, an additional 7% of the leases would have been deemed to be impaired and, therefore, potentially subject to an impairment charge.

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

     Implementation of Statement No. 150 resulted in the reclassification of our Capital Securities from their prior classification as a “mezzanine” item to liabilities. Consequently, the dividend expense on the Capital Securities, totaling $6.7 million during the nine-month period ended September 30, 2003, has been included in interest expense on borrowings.

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

Changes in Net Assets in Liquidation – Three Months ended December 31, 2002

     Our net assets in liquidation at December 31, 2002 totaled $410.1 million, or $64.30 in net assets in liquidation per outstanding share. Changes in net assets in liquidation included a $6.1 million pre-tax loss from operations recorded during the fourth quarter of 2002 and $2.8 million of net charges for additional liquidation valuation adjustments partially offset by a tax benefit of $4.9 million.

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

     In December of 2002, we received approval from the FRB to pay the cumulative distributions on our Capital Securities. On December 31, 2002, we paid the cumulative deferred distributions, interest on the deferred distributions and the current quarterly distribution. The payment totaled $6.10 per share for the 10 quarterly distributions plus $0.715 per share in accrued interest.

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

Going Concern Basis

Results of Operations – Nine Months ended September 30, 2002

     Our net income for the first nine months of 2002, including net adjustments required to convert from going concern basis accounting to liquidation basis accounting effective September 30, 2002, totaled $71.7 million, or $11.35 per diluted share. Excluding the liquidation adjustments, our operating income before taxes totaled $5.9 million for the first nine months of 2002.

     We recorded pre-tax income totaling $266.5 million related to the mark-to-market valuation of our assets and liabilities in connection with our adoption of liquidation basis accounting. Also during the third quarter of 2002, we recorded $18.9 million of impairment charges, net of taxes, to write-off goodwill related to three of our commercial lending businesses, which was not expected to be realized upon the disposition of these businesses. As required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which we adopted as of January 1, 2002, the impairment loss was measured and recorded as of the date of adoption and recognized as the cumulative effect of a change in accounting principle as of January 1, 2002.

     Our results for the first nine months of 2002 reflected the impact of asset sales consummated to generate the funds necessary to close the U.S. Bank transaction. Through September 30, 2002, we completed the sale of approximately $1.0 billion of multi-family mortgage and commercial real estate loans to Washington Mutual. Additionally, we securitized and sold approximately $450.0 million of our auto contracts, $56.5 million of franchise loans, $25.3 million of factored receivables, $103.6 million of mortgage-backed securities and $59.0 million of other securities.

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

Net Interest Income

     Our net interest income and net interest margin for the first nine months of 2002 were $85.2 million and 3.56%, respectively. Our interest-earning assets, excluding auto-related operating lease assets, totaled $3.4 billion at September 30, 2002. Average interest-earning assets, excluding our auto-related operating lease assets, for the first nine months of 2002 were $3.2 billion.

Average Balance Sheet

     The following table sets forth average yields on our interest-earning assets and average rates on our interest-bearing liabilities for the period indicated:

	AVERAGE BALANCES, YIELDS AND RATES
	For the Nine Months Ended September 30, 2002
	Average		Average
	Balance	Interest	Yield/Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans and leases	$2,158,992	$122,208	7.70%
Mortgage-backed securities (1)	231,499	8,314	4.78
Investments (1)	794,862	14,717	2.45

Total interest-earning assets	3,185,353	145,239	6.08%

Other assets	680,673

Total assets	$3,866,026

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits	$3,141,636	$44,509	1.89%
Borrowings (2)	270,718	15,559	7.67

Total interest-bearing liabilities	3,412,354	60,068	2.35%

Other liabilities	107,646

Total liabilities	3,520,000
Stockholders’ equity	346,026

Total liabilities and stockholders’ equity	$3,866,026

Net interest income/net interest spread		$85,171	3.73%

Net interest-bearing liabilities	$(227,001)

Net interest margin(3)			3.56%

(1)	Average balances and yields for securities and other investments classified as available-for-sale are based on historical amortized cost.

(2)	Interest expense for borrowings excludes expenses related to our Capital Securities.

(3)	Annualized net interest income divided by average interest-earning assets.

     For the first nine months of 2002, interest income was $145.2 million and the average yield on interest-earning assets was 6.08% while interest expense on our deposits was $44.5 million and the average cost of deposits was 1.89%. The following table summarizes our deposit costs by product for the period:

	For the Nine Months Ended
	September 30, 2002
	Average	Average
	Balance	Rate
	(Dollars in thousands)
Savings	$159,805	0.58%
Money market	991,639	1.72
Checking accounts	734,123	0.84

Total transaction accounts	1,885,567	1.28
Retail certificates of deposit	1,219,779	2.83
Brokered certificates of deposit	36,290	2.35

Total deposits	$3,141,636	1.89%

     For the first nine months of 2002, interest expense on our borrowings was $15.6 million and the average cost of borrowings was 7.67%. These amounts exclude the expense associated with our Capital Securities.

Provision for Losses on Loans and Leases

     The provision for losses on loans and leases for the first nine months of 2002 was $10.7 million. Our provision for the first nine months of 2002 reflects the impact of a $2.6 million recovery on the sale of charged-off high loan-to-value home equity loans. With our adoption of liquidation basis accounting, we reallocated the allowance for losses on loans and leases, effective September 30, 2002, to a mark-to-market allowance for loans and leases.

Noninterest Income

     For the first nine months of 2002, noninterest income was $91.6 million and included net gains on sales of assets totaling $18.6 million. The net gains consisted of an $11.8 million gain related to the securitization and sale of approximately $450.0 million of auto contracts, a $6.3 million gain on the sale of multi-family loans and commercial real estate to Washington Mutual and a $1.3 million gain on the sale of mortgage-backed and other securities. These gains were partially offset by a $0.4 million loss on the sale of Bay View Funding and a $0.4 million loss on sales of loans and other franchise-related assets.

Noninterest Expense

General and Administrative Expenses

     General and administrative expenses were $93.0 million for the first nine months of 2002. The following table sets forth the ratio of general and administrative expenses to average total assets, including auto-related securitized assets, on an annualized basis for the nine months ended September 30, 2002:

For the Nine
Months Ended
September 30, 2002
(Dollars in thousands)
General and administrative expenses	$93,001

Average managed assets, including auto-related securitized assets	$4,073,742

Annualized general and administrative expenses to average managed assets, including auto-related securitized assets	3.04%

Leasing Expenses

     Leasing expenses were $44.0 million for the first nine months of 2002. At September 30, 2002, approximately 5,934 of the 13,631 vehicles in our automobile lease portfolio, or 44%, were considered impaired under Statement No. 144. As an illustration of the sensitivity of these assumptions, if the market values of the individual vehicles had declined by $250, an additional 3% of the leases would have been deemed to be impaired and, therefore, potentially subject to an impairment charge.

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

Dividends on Capital Securities

     On December 21, 1998, we issued $90.0 million of 9.76% Capital Securities through Bay View Capital I, a business trust formed to issue the securities. The Capital Securities accrued quarterly cumulative distributions at an annual rate of 9.76% of the liquidation value of $25 per share. Dividend expense on the Capital Securities was $7.9 million for the first nine months of 2002.

Balance Sheet Analysis

     Our total assets were $423.3 million at December 31, 2004 compared to $364.1 million at December 31, 2003. This increase in total assets was attributable to asset growth by BVAC, which was offset, in part, by continued progress in liquidating the remaining assets of the Bank. During the year, BVAC’s purchases of auto contracts produced $162.0 million of growth in our warehouse inventory of auto contracts, net of repayments and loan sales. These purchases were largely funded by additional borrowings on our warehouse credit facility. The liquidation of the remaining Bank assets, including the monetization of $56.6 million of auto leases, funded our redemption of the $22.0 million of outstanding Capital Securities and distributions of $47.8 million, or $7.25 per share, in cash to our common stockholders during the year.

Cash and Cash Equivalents

     At December 31, 2004, our cash and cash equivalents totaled $4.4 million compared to $11.6 million at December 31, 2003. During 2004, we distributed $47.8 million of cash made available from the liquidation of the assets of the Bank to common stockholders — $16.5 million at June 30, 2004, $16.5 million at September 30, 2004 and $14.8 million at December 31, 2004.

Restricted Cash

     We held $26.8 million and $32.2 million of restricted cash at December 31, 2004 and 2003, respectively. Restricted cash attributable to BVAC’s auto finance business includes cash collateral provided to counterparties to BVAC’s hedging contracts to meet margin requirements, cash collateral provided to cure potential borrowing base deficiencies on BVAC’s warehouse credit facility and cash payments received from our customers that are in-transit to trust accounts for BVAC’s auto securitization trusts. The remaining assets from the Bank liquidation also include restricted cash that has been pledged to secure a letter of credit, cash collateral pledged in connection with financing secured by our auto lease portfolio contractual cash flow as well as cash collateral pledged in connection with the Company’s servicing of a multi-family loan pool and other contractual obligations.

Retained Interests in Securitizations

     The following table provides information on the balances of BVAC’s retained interests in its outstanding securitizations of auto contracts as of the dates indicated:

	At December 31,
	2004	2003
	(Dollars in thousands)
Available-for-sale
Transaction:
2002-LJ-1	$15,622	$18,744
2003-LJ-1	7,014	9,846

Total retained interests in securitizations	$22,636	$28,590

     During 2003 and 2002, we securitized and sold auto contracts of $193.3 million and $453.2 million, respectively. We retained interests in these securitizations with initial balances of $9.5 million and $23.2 million for 2003 and 2002, respectively. At December 31, 2004, all retained interests in securitizations were classified as available-for-sale and reported at fair value. Unrealized losses of $279 thousand in these retained interests were included in our stockholders’ equity, net of taxes, at December 31, 2004. There were no unrealized gains or losses included in our stockholders’ equity at December 31, 2003.

Auto Installment Contracts and Other Loans

     The following table sets forth the composition of our auto contracts and other loans as of the dates indicated:

	At December 31,
	2004		2003
	Amount	% of Total	Amount	% of Total
		(Dollars in thousands)
Auto installment contracts and other loans receivable:
Auto installment contracts (1)
Auto installment contracts held-for-sale	$73,462	22.8%	$161,578	93.0%
Auto installment contracts held-for-investment	247,219	76.9%	—	0.0%

Total auto installment contracts	320,681	99.7%	161,578	93.0%

Other loans to be liquidated:
Franchise loans	583	0.2%	6,428	3.7%
Asset-based loans	319	0.1%	844	0.5%
Business loans	—	0.0%	4,802	2.8%

Total other loans to be liquidated	902	0.3%	12,074	7.0%

Auto installment contracts and other loans before premiums, discounts, and deferred fees and costs	321,583	100.0%	173,652	100.0%

Premiums, discounts, and deferred fees and costs, net (2)(3)	8,711		4,296
Allowance for credit losses on auto installment contracts held-for-investment	(1,508)		—

Auto installment contracts and other loans receivable, net (4)	$328,786		$177,948

(1)	Auto contracts exclude auto-related operating lease assets.

(2)	At December 31, 2004, premiums, discounts, and deferred fees and costs attributable to auto contracts held-for-investment and auto contracts held-for-sale totaled $7.1 million and $1.6 million, respectively.

(3)	At December 31, 2003, the entire amount of premiums, discounts and deferred fees and costs were attributable to auto contracts held-for-sale.

(4)	Includes allowances for mark-to-market valuation reserves of $1.2 million and $3.2 million at December 31, 2004 and 2003, respectively.

     The increase in loans receivable from December 31, 2003 to December 31, 2004 was attributable to BVAC’s purchases of auto contracts partially offset by loan sales and repayments during 2004. During 2004, we sold $24.8 million of auto contracts, $4.8 million of business loans and $3.8 million of franchise loans, and received $112.8 million of loan repayments. With the exception of BVAC’s purchases of auto contracts, we ceased all other loan production activities during the fourth quarter of 2002.

Auto Contracts

     At December 31, 2004, $252.9 million of BVAC’s auto contracts were designated as held-for-investment in anticipation of securitizing such contracts in early 2005 in an asset-backed bond offering that is to be structured as a financing transaction. The remaining $75.0 million of BVAC’s warehouse inventory of auto contracts were designated as held-for-sale at December 31, 2004 and carried at the lower of cost or fair value. Prior to the second quarter of 2004, our entire warehouse inventory of auto contracts had been designated as held-for-sale.

     During 2004, BVAC purchased $295.3 million of auto contracts compared to $279.5 million during 2003, a 5.7% increase, year-over-year. During the fourth quarter of 2004, BVAC purchased $80.7 million of contracts, a 19.7% increase over its purchases of $67.4 million of contracts in the fourth quarter of 2003. We attribute this increase to the initial success of our efforts to broaden BVAC’s market for good credit quality customers and its focus on expanding its purchases of high quality loans. BVAC has increased its purchases of auto contracts every month since September 2004, and its December 2004 loan purchases were the highest achieved in any month in 2004.

     BVAC’s unit purchase volume for 2004 totaled 10,043 contracts; the weighted-average contract rate on the 2004 purchases was 7.98% and the weighted-average FICO score was 739. At December 31, 2004, BVAC was servicing 28,300 contracts representing $570.9 million of managed loans.

     BVAC’s unit purchase volume for 2003 totaled 9,762 contracts; the weighted-average contract rate on the 2003 purchases was 8.35% and the weighted-average FICO score was 733. During 2003, BVAC called its 1999-LJ-1 and 2000-LJ-1 automobile receivable backed notes and repurchased auto contracts from the asset-backed bond trusts with par values of $21.8 million and $33.8 million and average coupon rates of 12.52% and 10.25%, respectively. At December 31, 2003, BVAC was servicing 30,808 contracts representing $562.8 million of managed loans.

     During 2004, BVAC sold $24.8 million of auto contracts on a “whole loan” basis with servicing retained. Gains of $0.1 million were realized on these sales. During 2003, BVAC securitized and/or sold $240.5 million of auto contracts. Gains of $0.9 million were realized on these transactions. Repayments of auto contracts totaled $110.5 million and $79.0 million during 2004 and 2003, respectively.

Other Loans

     At December 31, 2004, the net carrying value of other loans receivable, which we are in the process of liquidating, was $0.9 million compared to $12.1 million at December 31, 2003. These loans are designated as held-for-sale and carried at the lower of cost or fair value. During 2004, we sold or collected repayments of $10.9 million from our liquidating portfolio of business and franchise loans. During 2003, we liquidated a total of $149.9 million from this portfolio.

Credit Quality

     We define nonperforming assets as nonaccrual loans, real estate owned and other repossessed assets. We define nonaccrual loans as those which are 90 days or more delinquent as to principal and interest payments (unless the principal and interest are well secured and in the process of collection) and loans less than 90 days delinquent are designated as nonperforming when we determine that the full collection of principal and/or interest is doubtful. We do not record interest on nonaccrual loans. We charge-off auto contracts and reverse related accrued interest receivable when the contracts become 120 days delinquent.

     The following table sets forth our nonperforming assets as of the dates indicated:

	At December 31,
	2004	2003
	(Dollars in thousands)
Nonaccrual loans
Auto installment contracts	$61	$84
Franchise and asset-based loans	902	1,840

Total nonaccrual loans	963	1,924
Real estate owned	3,379	4,955
Repossessed vehicles	400	254

Nonperforming assets	$4,742	$7,133

     The decrease in total nonperforming assets at December 31, 2004, compared to December 31, 2003, was largely the result of progress made during 2004 in liquidating the commercial and franchise loan portfolio and real estate owned portfolio. During 2004, we also wrote down the value of our real estate owned portfolio by $875 thousand to reflect reduced property values.

     Our nonperforming assets included valuation allowances of $1.2 million and $1.4 million at December 31, 2004 and 2003, respectively. The following table sets forth nonperforming asset balances and nonperforming assets as a percentage of consolidated assets by their original loan type:

	Nonperforming Assets as a Percentage of
	Consolidated Total Assets
	At December 31,
	2004		2003
	(Dollars in thousands)
Auto installment contracts	$461	0.11%	$338	0.09%
Franchise loans	3,792	0.90	5,757	1.58
Asset-based loans	319	0.07	857	0.24
Commercial real estate	170	0.04	181	0.05

Total	$4,742	1.12%	$7,133	1.96%

     The following table sets forth loans delinquent 60 days or more as a percentage of gross loans by their original loan type:

	Loans Delinquent 60 Days or More as a
	Percentage of Gross Loans
	At December 31,
	2004		2003
	(Dollars in thousands)
Auto installment contracts	$406	0.12%	$185	0.10%
Franchise loans	583	0.18	—	0.00
Asset-based loans	319	0.10	563	0.32

Total	$1,308	0.40%	$748	0.42%

Allowance for Credit Losses

     Under going concern basis accounting, we have maintained an allowance for credit losses for auto contracts and other loans held-for-investment. This allowance is established through a provision charged to expense and maintained at a level that we believe is sufficient to cover estimated probable losses in this loan portfolio. From September 30, 2002, when we adopted liquidation basis accounting, through the first quarter of 2004, all auto contracts and other loans receivable were designated as held-for-sale and, accordingly, a separate allowance for credit losses was not maintained. The following table sets forth the activity in the allowance for credit losses on loans held-for-investment as of and for the periods indicated:

		At and For the
	At and For the	Nine Months
	Year Ended	Ended
	December 31,	September 30,
	2004	2002
	(Dollars in thousands)
Balance at beginning of period	$—	$49,791
Transfers of loans to held-for-sale	—	(10,658)
Charge-offs	(222)	(23,771)
Recoveries	118	2,887

Net charge-offs	(104)	(20,884)
Provision for losses on loans and leases	1,612	10,700
Reallocation of allowance as mark-to-market adjustments to loans in liquidation (1)	—	(28,949)

Balance at end of period	$1,508	$—

(1) Upon adoption of liquidation basis accounting, effective September 30, 2002, the balance of the existing allowance for loan and lease losses was reallocated to individual loans and groups of homogeneous loans and leases as a mark-to-market allowance on such loans and leases; a separate allowance for credit losses was not maintained.

Deposits

     On November 1, 2002, we completed the sale of the Bank’s retail banking assets to U.S. Bank. U.S. Bank assumed the Bank’s retail deposits totaling $3.3 billion, its branches and service center operations, and purchased $327.7 million of loans. At December 31, 2002, $224.2 million of brokered certificates of deposit were outstanding with a weighted-average rate of 2.35%; these deposits matured during the first quarter of 2003. The dissolution of the Bank was completed on September 30, 2003, and the last of the Bank’s deposits were repaid prior to the dissolution.

Borrowings

     At December 31, 2004, our borrowings totaled $300.7 million including $298.8 million on BVAC’s warehouse credit facility and $1.9 million on a financing secured by the contractual cash flows from the auto lease portfolio. The following table sets forth our outstanding borrowings as of the dates indicated:

	December 31, 2004	December 31, 2003
	(Dollars in thousands)
BVAC warehouse credit facility	$298,755	$138,221
Financing secured by the auto lease contractual cash flows	1,895	16,055
9.76% Junior Subordinated Deferrable Interest Debentures	—	24,784

Total	$300,650	$179,060

     Warehouse credit facility - During the second quarter of 2004, BVAC secured a $350.0 million floating-rate, revolving warehouse credit facility to replace a maturing $250.0 million facility originally obtained in 2003. The facility is jointly provided by two lenders including a commercial paper conduit affiliated with one of the lenders (the “Note Purchasers”). The facility is for a term of 364 days and matures on June 25, 2005. The interest rate on a portion of the facility is indexed to asset-backed commercial paper rates; the balance of the facility is indexed to the 1 month Libor rate. BVAC draws on the facility to purchase and finance its existing inventory of auto contracts. Substantially all auto contracts retained by BVAC are pledged as collateral for the credit facility. We believe that the credit facility will continue to be renewed annually or that BVAC would be able to secure financing on satisfactory terms, however, there can be no assurance that it will be able to do so. Under the terms of the facility, BVAC draws on the facility by transferring auto contracts to a special purpose entity, a statutory trust, which issues notes to the Note Purchasers. BVAC periodically securitizes or sells auto contracts in order to pay down the line of credit and maintain borrowing capacity.

     At December 31, 2004, $298.8 million was outstanding under this facility with an all-in cost of 3.34%. These borrowings were secured by $314.5 million of auto contracts. The facility contains various performance triggers and default covenants requiring that BVAC maintain certain cumulative credit loss, delinquency and other financial ratios. As of December 31, 2004, all such financial and performance ratios were within required levels.

     Under the terms of the indenture, the trust enters into out-of-the-money, interest rate cap contracts, containing terms and conditions required by the Note Purchasers, to provide protection to the Note Purchasers from interest rate risk embedded in the fixed-rate auto contracts that have been transferred to the trust. BVAC incurs the cost of these interest rate caps. The notional balance of the amortizing caps is maintained by the trust to coincide with the outstanding balance of the underlying auto contracts. The interest rate caps are not designated as hedges for accounting purposes and, accordingly, changes in the fair value of the interest rate caps are recognized in earnings and recorded as unrealized gains or losses. The fair value of the interest rate caps is included in other assets. At December 31, 2004, the interest rate caps had a fair value of $0.7 million. For the year ended December 31, 2004, we recognized $0.7 million of unrealized losses based on a decline in the value of the interest rate caps.

     Financing secured by the contractual cash flows from the auto lease portfolio - On December 31, 2001, we completed a financing secured by the contractual cash flows from our liquidating auto operating lease portfolio. The transaction was recorded as a secured financing and resulted in an increase in other borrowings of $136.5 million at an initial imputed interest rate of 5.25%. With no new purchases of auto leases since June 2000, the outstanding balance of this borrowing has declined sharply since its inception. At December 31, 2004, the balance was $1.9 million.

     9.76% Junior Subordinated Deferrable Interest Debentures issued to Bay View Capital I - In December 1998, we issued $90.0 million of 9.76% Capital Securities through Bay View Capital I, a business trust formed to issue the securities. Effective July 1, 2003, we adopted Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, ” which resulted in the reclassification of our Capital Securities from their prior classification as a “mezzanine” item to liabilities. During 2003, we redeemed $68.0 million of the Capital Securities leaving an outstanding balance of $22.0 million. On June 30, 2004, we redeemed the remaining $22.0 million.

     Effective December 31, 2003, we adopted FASB Financial Interpretation No. 46, “Consolidation of Variable Interest Entities, as revised,” and accordingly, deconsolidated Bay View Capital I Trust. As a result, as of December 31, 2003, the Capital Securities of Bay View Capital I are no longer reflected on our Consolidated Statement of Financial Condition while the underlying 9.76% Junior Debentures, which were issued to Bay View Capital I, are reflected as borrowings. On June 30, 2004, we redeemed the remaining $22.0 million of the outstanding Capital Securities and the underlying $24.8 million of Junior Debentures.

Liquidity and Capital Resources

     In addition to the immediate liquidity provided by cash and cash equivalents, our $350.0 million revolving warehouse credit facility allows us to purchase and warehouse auto contracts. Our ability to securitize or sell auto contracts on a whole loan basis allows us to pay down the warehouse facility in order to maintain available borrowing capacity to fund future purchases of auto contracts. Repayments from warehoused auto contracts also provide liquidity. During 2004, liquidation of the assets of the Bank remaining from its September 30, 2003 dissolution, primarily the auto lease portfolio, also produced significant liquidity. However, the liquidation of these assets was largely completed in 2004 and they will be a decreased source of liquidity in 2005 and beyond.

     At December 31, 2004, we had $4.4 million of cash and cash equivalents, and $51.2 million of available borrowing capacity on our revolving warehouse credit facility of which $6.8 million was immediately available based upon BVAC-owned auto contracts eligible for pledging.

     On February 17, 2005, we issued $232.1 million of auto receivable backed notes payable through Bay View 2005-LJ-1 Owner Trust. Proceeds from the issuance of the notes were used to repay $217.8 million of borrowings on our warehouse credit facility. The notes have final maturities ranging between February 27, 2006 and May 25, 2012 and contain a call provision that grants the Company the option of calling the notes at any time after the aggregate balance of the receivables has been reduced to 15% of the original pool of receivables. We anticipate that prepayments will reduce the effective life of the notes.

     On December 30, 2003, we distributed $263.2 million, or $40.00 per share in cash, to common stockholders and, on December 31, 2003, redeemed $68.0 million of the outstanding 9.76% Capital Securities. During the first half of 2004, we paid the quarterly interest due on the 9.76% Junior Debentures and redeemed the remaining $24.8 million of these securities and the related 9.76% Capital Securities. We also paid cash distributions of $47.8 million, or $7.25 per share, to our common stockholders - $16.5 million, or $2.50 per share, on June 30, 2004; $16.5 million, or $2.50 per share, on September 30, 2004; and $14.8 million, or $2.25 per share, on December 31, 2004.

     Under the Amended Plan, we are completing the liquidation of the assets and the satisfaction of the liabilities of the Bank remaining after its September 30, 2003 dissolution and anticipate that this process will be substantially completed during 2005. Refer to “Forward-Looking Statements – Cash Distributions” for comments about future cash distributions.

     Our stockholders’ equity was re-established upon our re-adoption of going concern basis accounting effective October 1, 2003. Stockholders’ equity totaled $104.2 million and $155.9 million at December 31, 2004 and 2003, respectively.

Contractual Obligations

     Our obligations and commitments to make future payments under contracts include $298.8 million on BVAC’s warehouse credit facility, $1.9 million in other borrowings, $16.8 million of payments under various operating lease agreements and, as a result of a transaction completed subsequent to year-end, BVAC’s issuance of $232.1 million of auto receivable backed notes payable issued through an affiliate, Bay View 2005-LJ-1 Owner Trust. Refer to “Balance Sheet Analysis – Borrowings” for comments about the warehouse credit facility and the other borrowings, and “Liquidity and Capital Resources” for comments on the issuance of the $232.1 million of auto receivable backed notes payable.

     At December 31, 2004, we occupied three offices, including our corporate headquarters office, and had an additional two offices that have been vacated, and are subleasing, under operating lease agreements expiring at various dates through the year 2012. In most instances, these lease arrangements include options to renew or extend the lease at market rates.

     Our contractual obligations for future payments are set forth in the following table:

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(Dollars in thousands)
Warehouse credit facility	$298,755	$298,755	$—	$—	$—
Other borrowings	1,895	1,895	—	—	—
Operating leases (1)	16,834	2,903	5,049	4,113	4,769
Bay View 2005-LJ-1 Automobile Receivable Backed Notes	232,100	—	38,600	62,600	130,900

Total	$549,584	$303,553	$43,649	$66,713	$135,669

(1) These payments do not reflect $2.3 million in sublease rental income from existing sublease rental arrangements through the year 2008. Included in the table above are lease payments of $15.1 million related to the Company’s liquidating activities.

Stock Repurchase Program

     In August 1998, our Board of Directors authorized the repurchase of up to $50.0 million in shares of our common stock, however, we have not repurchased any shares of our common stock since 1999. At December 31, 2004, we had approximately $17.6 million in remaining authorization available for future share repurchases.

Impact of Inflation and Changing Prices

     Our consolidated financial statements presented herein have been prepared in accordance with GAAP, which generally requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time. Due to the fact that most assets and liabilities of a consumer finance company are monetary in nature, interest rates have a more significant impact on a consumer finance company’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or magnitude as the prices of goods and services.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Asset/Liability Management

     Interest rate risk, the fluctuation of market interest rates, impacts the value of our fixed-rate auto contracts. It also impacts the net interest income component of our earnings because BVAC funds the purchase of fixed-rate auto contracts with its warehouse credit facility, which is a floating-rate facility. The rate on the warehouse facility, a revolving purchase facility, is tied to the one-month Libor rate as well as commercial paper rates and subject to frequent adjustments.

     Fixed-rate Auto Contracts

     BVAC purchases these fixed-rate auto contracts primarily for sale or for on- or off-balance sheet securitization. Investors in these securitization or whole loan sale transactions require a yield that is commensurate with prevailing market interest rates. The prices offered by investors in these transactions reflect prevailing market interest rates at the time of these transactions, which creates interest rate risk for us during the period BVAC warehouses, or owns, these fixed-rate auto contracts. Accordingly, our earnings are affected by changes in prevailing market interest rates. Rising market interest rates generally reduce the value of BVAC’s fixed-rate auto contracts.

     Net Interest Income

     BVAC funds purchases of fixed-rate auto contracts with its floating-rate warehouse credit facility. While BVAC owns these contracts, we earn net interest income, which is defined as the amount by which interest income earned on the contracts exceeds the interest paid on BVAC’s warehouse credit facility. Changes in prevailing market interest rates produce corresponding changes in the cost of BVAC’s floating-rate warehouse credit facility thereby creating interest rate risk. Rising market interest rates generally increase the interest expense we incur on BVAC’s warehouse credit facility, thereby reducing the net interest income we earn.

     To protect us from interest rate risk, we may use various derivative financial instruments, including interest rate swap contracts, to protect the market value of BVAC’s warehouse inventory of auto contracts and the net interest income produced by its warehouse inventory. The market value of these derivative instruments is designed to respond inversely to the market value of BVAC’s warehouse inventory resulting from changes in prevailing market interest rates. We may enter into these agreements as BVAC purchases auto contracts; and the agreements may be closed out at the time the underlying auto contracts are securitized or sold.

     At December 31, 2004, we had outstanding swap contracts with a total notional amount of $145.0 million under which we pay a fixed interest rate of 3.16% and receive a floating interest rate of 2.37%. These contracts mature from May 2005 to May 2008. At December 31, 2004, we had an unrealized gain of $0.4 million in our swap contracts and estimate that an increase in market interest rates of 100 and 200 basis points would have resulted in an approximate unrealized gain of $2.4 million and $4.6 million, respectively, while a decrease in interest rates of 100 basis points would have resulted in an approximate unrealized loss of $2.4 million.

     Warehouse Credit Facility

     As discussed above, auto contracts pledged to secure borrowings under BVAC’s warehouse credit facility bear fixed interest rates while amounts borrowed under BVAC’s warehouse credit facility bear a floating interest rate. To provide protection to the Note Purchasers from interest rate risk embedded in the fixed-rate auto contracts that have been transferred to the trust, the trust enters into out-of-the-money, interest rate cap contracts, containing the terms and conditions required by the Note Purchasers. Refer to “Balance Sheet Analysis” – “Borrowings, Warehouse Credit Facility” for additional comments about these interest rate cap contracts maintained under the terms of our warehouse line of credit.

     Derivative financial instruments involve, to varying degrees, elements of credit risk. Credit risk is defined as the possibility of sustaining a loss because a counterparty to a financial instrument failed to perform in accordance with the terms of the contract. Refer to “Critical Accounting Policies, Derivatives” for comments about the accounting for our derivative instruments.

     The following table provides information about the Company’s interest rate-sensitive financial instruments by expected maturity date as of December 31, 2004 (dollars in thousands):

Years Ending December 31,	2005	2006	2007	2008	2009	Thereafter	Fair Value
Assets:
Securities available-for-sale
Principal amounts	$3,510	$13,783	$5,343	$—	$—	$—	$22,636
Weighted-average yield	9.00%	9.00%	9.00%	0.00%	0.00%	0.00%
Auto installment contracts held-for-sale
Principal amounts	$75,021	$—	$—	$—	$—	$—	$75,208
Weighted-average yield	8.17%	0.00%	0.00%	0.00%	0.00%	0.00%
Other loans held-for-sale
Principal amounts	$902	$—	$—	$—	$—	$—	$902
Weighted-average yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Auto installment contracts held-for-investment
Principal amounts	$75,303	$67,384	$60,298	$49,879	$—	$—	$253,097
Weighted-average yield	8.17%	8.17%	8.17%	8.17%	0.00%	0.00%

Liabilities:
Warehouse credit facility
Principal amounts	$298,755	$—	$—	$—	$—	$—	$298,755
Weighted-average interest rate	3.68%	0.00%	0.00%	0.00%	0.00%	0.00%
Borrowings - other borrowings
Principal amounts	$1,895	$—	$—	$—	$—	$—	$1,895
Weighted-average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Interest Rate Derivatives:
Interest rate swaps
Notional amounts	$20,000	$75,000	$35,000	$15,000	$—	$—	$398
Average pay rate	2.58%	2.99%	3.58%	3.79%	0.00%	0.00%
Average receive rate	2.45%	2.44%	2.26%	2.18%	0.00%	0.00%
Interest rate caps
Notional amounts	$209,159	$144,673	$88,938	$45,494	$15,251	$—	$698
Average strike rate	5.85%	5.78%	5.67%	5.62%	5.59%	0.00%

Item 8. Financial Statements and Supplementary Data

Bay View Capital Corporation and Subsidiaries
Consolidated Statements of Financial Condition

	December 31, 2004	December 31, 2003
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$4,447	$11,563
Restricted cash	26,845	32,240
Securities available-for-sale:
Retained interests in securitizations	22,636	28,590
Mortgage-backed and other securities	—	6,139
Auto installment contracts and loans held-for-sale:
Auto installment contracts	75,021	165,874
Other loans	902	12,074
Auto installment contracts held-for-investment, net	252,863	—
Investment in operating lease assets, net	10,041	66,657
Real estate owned, net	3,379	4,955
Premises and equipment, net	733	371
Repossessed vehicles	439	438
Deferred income taxes, net	16,977	21,031
Goodwill	1,846	1,846
Other assets	7,199	12,340

Total assets	$423,328	$364,118

LIABILITIES AND STOCKHOLDERS’ EQUITY
Borrowings:
Warehouse credit facility	$298,755	$138,221
Other borrowings	1,895	16,055
Junior Subordinated Deferrable Interest Debentures	—	24,784
Other liabilities	9,629	17,500
Liquidation reserve	8,856	11,626

Total liabilities	319,135	208,186

Stockholders’ equity:
Series preferred stock; authorized, 7,000,000 shares; outstanding, none	—	—
Common stock ($.01 par value); authorized, 80,000,000 shares; issued, 2004 – 6,597,303 shares; 2003 – 6,579,333 shares; outstanding, 2004 – 6,593,860 shares; 2003 – 6,575,890 shares	66	658
Additional paid-in capital	109,578	156,588
Accumulated deficit	(4,585)	(673)
Treasury stock, at cost; 2004 – 3,443 shares; 2003 – 3,443 shares	(587)	(587)
Accumulated other comprehensive loss	(279)	(54)

Total stockholders’ equity	104,193	155,932

Total liabilities and stockholders’ equity	$423,328	$364,118

See notes to consolidated financial statements.

Bay View Capital Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss

	For the Year	For the Three
	Ended	Months Ended
	December 31, 2004	December 31, 2003
	Going Concern Basis
	(In thousands, except per share amounts)
Interest income:
Interest on auto installment contracts and loans	$19,700	$3,757
Interest on mortgage-backed securities	31	166
Interest and dividends on investment securities	2,878	1,013

	22,609	4,936
Interest expense:
Interest on borrowings	8,845	3,612

Net interest income	13,764	1,324
Provision for credit losses	1,612	—

Net interest income after provision for credit losses	12,152	1,324
Noninterest income:
Leasing income	12,941	6,907
Loan servicing income	3,143	1,132
Unrealized gains on derivative instruments, net	1,432	—
Unrealized losses on auto installment contracts and other loans held-for-sale	(1,386)	—
Loan fees and charges	1,117	213
Gain (loss) on sale of assets and liabilities, net	(1,887)	842
Other, net	1,679	1,241

	17,039	10,335

Noninterest expense:
General and administrative:
Compensation and employee benefits	12,063	2,286
Occupancy and equipment	2,445	739
Professional services	5,666	1,200
Data processing	1,170	291
Postage, telephone & travel	1,840	502
Marketing	114	41
Other, net	1,913	688

	25,211	5,747
Leasing expense	9,163	5,938
Real estate owned operations, net	1,255	831

	35,629	12,516

Loss before income tax benefit	(6,438)	(857)
Income tax benefit	(2,526)	(184)

Net loss	$(3,912)	$(673)

Basic loss per share	$(0.59)	$(0.10)

Diluted loss per share	$(0.59)	$(0.10)

Weighted-average basic shares outstanding	6,585	6,419

Weighted-average diluted shares outstanding	6,585	6,419

Net loss	$(3,912)	$(673)
Other comprehensive loss, net of tax:
Change in unrealized loss on securities available-for-sale, net of tax benefit of $144 and $35 for the year ended December 31, 2004 and the three months ended December 31, 2003, respectively	(225)	(54)

Other comprehensive loss	(225)	(54)

Comprehensive loss	$(4,137)	$(727)

See notes to consolidated financial statements.

Bay View Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets in Liquidation (Liquidation Basis)

	For the Nine	For the Three
	Months Ended	Months Ended
	September 30, 2003	December 31, 2002
	(Dollars in thousands)
Net assets in liquidation at beginning of period	$410,064	$413,675

Pre-tax loss from operations	(4,595)	(6,124)
Changes in estimated values of assets and liabilities	(5,995)	(2,761)
Income tax benefit	6,252	4,886

Net loss from operations	(4,338)	(3,999)

Other changes in net assets in liquidation	4,088	388

Net assets in liquidation at end of period	$409,814	$410,064

See notes to consolidated financial statements.

Bay View Capital Corporation and Subsidiaries
Consolidated Statement of Operations and Comprehensive Income

For the Nine Months
Ended
September 30, 2002
Going Concern Basis
(In thousands, except
per share amounts)
Interest income:
Interest on loans and leases	$122,208
Interest on mortgage-backed securities	8,314
Interest and dividends on investment securities	14,717

145,239
Interest expense:
Interest on deposits	44,509
Interest on borrowings	4,413
Interest on Senior Debentures and Subordinated Notes	11,146

60,068

Net interest income	85,171
Provision for losses on loans and leases	10,700

Net interest income after provision for losses on loans and leases	74,471

Noninterest income:
Leasing income	56,188
Loan fees and charges	3,571
Loan servicing income	663
Account fees	5,858
Sales commissions	5,247
Gain on sale of assets and liabilities, net	18,625
Other, net	1,413

91,565
Noninterest expense:
General and administrative:
Compensation and employee benefits	47,704
Occupancy and equipment	13,466
Professional services	10,808
Marketing	3,875
Data processing	2,696
Deposit insurance premiums and regulatory fees	5,424
Postage, telephone & travel	4,492
Other, net	4,536

93,001
Other noninterest expense:
Litigation settlement expense	13,100
Leasing expenses	43,984
Real estate owned operations, net	956
Provision for losses on real estate owned	266
Amortization of intangible assets	993

152,300
Income from operations	13,736
Adjustment for liquidation basis	266,510

Income before income tax expense	280,246
Income tax expense	181,792
Dividends on Capital Securities	7,873

Income before cumulative effect of change in accounting principle	90,581
Cumulative effect of change in accounting principle, net of applicable taxes of $2.3 million	(18,920)

Net income	$71,661

Bay View Capital Corporation and Subsidiaries
Consolidated Statement of Operations and Comprehensive Income (continued)

For the Nine Months
Ended
September 30, 2002
Going Concern Basis
(In thousands, except
per share amounts)
Basic earnings per share before cumulative effect of change in accounting principle	$14.44
Cumulative effect of change in accounting principle, net	(3.01)

Net basic earnings per share	$11.43

Diluted earnings per share before cumulative effect of change in accounting principle	$14.35
Cumulative effect of change in accounting principle, net	(3.00)

Net diluted earnings per share	$11.35

Weighted-average basic shares outstanding	6,272

Weighted-average diluted shares outstanding	6,313

Net income	$71,661
Other comprehensive income, net of tax	—

Comprehensive income	$71,661

See notes to consolidated financial statements.

Bay View Capital Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Net Assets in Liquidation

						Unrealized
						Gain (Loss)	Minimum	Debt of
				Retained		on Securities	Pension	Employee
	Number of		Additional	Earnings		Available-	Liability	Stock	Total	Net Assets
	Shares	Common	Paid-in	(Accumulated	Treasury	for-Sale,	Adjustment,	Ownership	Stockholders’	in
	Issued	Stock	Capital	Deficit)	Stock	Net of Tax	Net of Tax	Plan	Equity	Liquidation

	(In thousands)
Balance at January 1, 2002	6,263	$626	$595,258	$(258,047)	$(808)	$523	$(294)	$(1,071)	$336,187	$—
Exercise of stock options, including tax benefits	12	2	568	—	—	—	—	—	570	—
Distribution of director’s retirement plan shares	2	—	165	—	—	—	—	—	165	—
Exercise of stock warrants	5	—	212	—	—	—	—	—	212	—
Expense recognized on stock options with below market strike price	—	—	4,033	—	—	—	—	—	4,033	—
Change in debt of ESOP	—	—	—	—	—	—	—	1,071	1,071	—
Net income	—	—	—	71,661	—	—	—	—	71,661	—
Other	—	—	—	5	—	—	—	—	5	—
Liquidation adjustment on securities available-for-sale, net of tax	—	—	—	—	—	(523)	—	—	(523)	—
Liquidation adjustment on pension liability	—	—	—	—	—	—	294	—	294	—
Transfer of stockholders’ equity to net assets in liquidation	—	(628)	(600,236)	186,381	808	—	—	—	(413,675)	413,675

Balance at September 30, 2002	6,282	—	—	—	—	—	—	—	—	413,675
Change in Net Assets in Liquidation from September 30, 2002 through September 30, 2003	95	—	—	—	—	—	—	—	—	(3,861)
Re-establish stockholders’ equity – October 1, 2003	6,377	638	146,727	—	(701)	—	—	—	146,664	(146,664)
Cash distribution	—	—	—	—	—	—	—	—	—	(263,150)
Adjustment related to re-adoption of going concern basis accounting	—	—	1,095	—	—	—	—	—	1,095	—
Exercise of stock options, including tax benefits	197	20	8,714	—	—	—	—	—	8,734	—
Exercise of stock warrants	4	—	166	—	—	—	—	—	166	—
Distribution of restricted shares	1	—	(114)	—	114	—	—	—	—	—
Net loss	—	—	—	(673)	—	—	—	—	(673)	—
Unrealized loss on securities available-for-sale, net of tax	—	—	—	—	—	(54)	—	—	(54)	—

Balance at December 31, 2003	6,579	658	156,588	(673)	(587)	(54)	—	—	155,932	—
Exercise of stock warrants	10	—	26	—	—	—	—	—	26	—
Distribution of director’s stock-in-lieu of cash plan shares	8	1	181	—	—	—	—	—	182	—
Reclassification of common stock par value to additional paid-in-capital due to reverse stock split	—	(593)	593	—	—	—	—	—	—	—
Redemption of fractional shares	—	—	(12)	—	—	—	—	—	(12)	—
Cash distributions	—	—	(47,798)	—	—	—	—	—	(47,798)	—
Net loss	—	—	—	(3,912)	—	—	—	—	(3,912)	—
Unrealized loss on securities available-for-sale, net of tax	—	—	—	—	—	(225)	—	—	(225)	—

Balance at December 31, 2004	6,597	$66	$109,578	$(4,585)	$(587)	$(279)	$—	$—	$104,193	$—

See notes to consolidated financial statements.

Bay View Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) and certain changes in net assets in liquidation	$(3,912)	$(5,011)	$67,662
Adjustments to reconcile net income (loss) and certain changes in net assets in liquidation to net cash provided by operating activities:
Amortization of intangible assets	—	—	993
Net increase in auto contracts held-for-sale resulting from purchases, net of repayments	(39,372)	(204,478)	—
Proceeds from securitizations and/or sales of auto contracts and loans held-for-sale	33,823	340,808	—
Provision for credit losses	1,612	—	11,118
Depreciation and amortization of premises and equipment	294	539	3,110
Depreciation and amortization of investment in operating lease assets	8,821	28,487	44,452
Accretion of retained interests in securitizations	(2,345)	(2,822)	(1,087)
Amortization of premiums and accretion of discount	582	(6,568)	5,278
Non-cash compensation expense	—	—	4,033
(Gain) loss on sale of assets and liabilities, net	1,887	(1,629)	(18,706)
Change in fair value of derivative instruments	(1,432)	1,624	—
Unrealized loss on auto contracts and other loans held-for-sale	1,386	—	—
Decrease (increase) in restricted cash	5,395	(16,699)	(15,541)
Decrease in other assets	5,985	8,390	165,812
Decrease in other liabilities	(5,731)	(25,859)	(11,036)
Decrease in reserve for estimated costs during the period of liquidation	(2,770)	(28,485)	(8,573)
Adjustment for liquidation basis of accounting	—	5,995	(263,749)
Adjustment to re-adopt going concern basis of accounting	—	1,095	—
Cumulative effect of change in accounting principle, net of taxes	—	—	18,920
Other, net	1,602	2,467	734

Net cash provided by operating activities	5,825	97,854	3,420

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in auto contracts and other loans held-for-investment resulting from purchases, net of repayments	(151,304)	—	11,919
Decrease in investment in operating lease assets	47,453	85,475	103,892
Purchases of mortgage-backed securities	—	—	(60,499)
Purchases of investment securities	—	(9,485)	(78,480)
Principal repayments on mortgage-backed securities	590	13,236	138,448
Principal repayments on investment securities	7,876	14,314	47,413
Proceeds from securitizations and/or sales of loans held-for-sale, excluding $326.0 million net loan sale to U.S. Bank on November 1, 2002	—	—	1,690,902
Proceeds from sale of mortgage-backed securities available-for-sale	5,632	12,523	181,772
Proceeds from sale of investment securities available-for-sale	—	2,735	75,466
Proceeds from retained interests in securitizations	—	4,380	—
Proceeds from sales of real estate owned	690	2,702	6,684
Additions to premises and equipment, net	(650)	(152)	(448)
Decrease in investment in stock of the Federal Home Loan Bank of San Francisco	—	16,075	8,082
Decrease (increase) in investment in stock of the Federal Reserve Bank	—	13,659	(1,793)

Net cash (used in) provided by investing activities	(89,713)	155,462	2,123,358

Bay View Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	For the Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	—	(224,189)	291,545
Sale of deposits and other liabilities to U.S. Bank, net of $326.0 million of loans and $5.1 million of other assets	—	—	(2,503,163)
Proceeds from advances from the Federal Home Loan Bank of San Francisco	—	—	2,490,000
Repayment of advances from the Federal Home Loan Bank of San Francisco	—	—	(2,490,000)
Repayment of Subordinated Debt	—	—	(154,563)
Proceeds from warehouse credit facility borrowings	275,484	160,054	—
Repayment of warehouse credit facility borrowings	(114,950)	(21,833)	—
Net decrease in other borrowings	(14,160)	(44,614)	(75,567)
Redemption of Capital Securities	(22,000)	(68,000)	—
Proceeds from issuance of common stock	196	12,225	1,609
Dividends paid to preferred stockholders	—	—	(273)
Cash distributions paid to common stockholders	(47,798)	(263,150)	—

Net cash provided by (used in) financing activities	76,772	(449,507)	(2,440,412)

Net decrease in cash and cash equivalents	(7,116)	(196,191)	(313,634)
Cash and cash equivalents at beginning of year	11,563	207,754	521,388

Cash and cash equivalents at end of year	$4,447	$11,563	$207,754

Cash paid during the year for:
Interest	$8,552	$13,013	$97,803
Income taxes	$449	$13,534	$1,771

Supplemental non-cash investing and financing activities:
Loans transferred to real estate owned	$—	$6,970	$387
Auto contracts transferred from held-for-sale to held-for-investment	$103,067	$—	$—
Loans transferred from held-for-investment to held-for-sale	$—	$—	$2,289,672
Loans securitized and transferred to securities available-for-sale	$—	$9,485	$22,638

See notes to the consolidated financial statements.

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004

Note 1. Basis of Presentation

     Bay View Capital Corporation (the “Company,” “we,” “us” or “our”) is a financial services company headquartered in San Mateo, California.

     The accompanying consolidated financial statements include the accounts of the Company, a Delaware corporation, and our wholly owned subsidiaries: Bay View Acceptance Corporation (“BVAC”), a Nevada corporation, along with its subsidiaries, Bay View Receivables Corporation, a Delaware corporation and Bay View Transaction Corporation, a Delaware corporation; and our subsidiaries, Bay View Securitization Corporation, a Delaware corporation; Bay View Capital I, a Delaware business trust; FMAC Insurance Services, a Delaware corporation; FMAC 2000-A Holding Company, a California corporation; FMAC Franchise Receivables Corporation, a California corporation; Bay View Commercial Finance Group, a California corporation; XBVBKRS, Inc., a California corporation; MoneyCare, Inc., a California corporation; Bay View Auxiliary Corporation, a California corporation; and Bay View Bank, N.A. (the “Bank”), a national bank which was dissolved effective September 30, 2003. All significant intercompany accounts and transactions have been eliminated.

     The consolidated financial statements as of December 31, 2004 and 2003 and for the year ended December 31, 2004, the three months ended December 31, 2003 and the nine months ended September 30, 2002 have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), on a going concern basis. The consolidated financial statements for the nine months ended September 30, 2003 and for the three months ended December 31, 2002 have been prepared, in accordance with GAAP, under liquidation basis accounting.

     On June 30, 2004, the Company effected a 1-for-10 reverse stock split of the issued and outstanding shares of the Company’s common stock, and as a result, the number of issued shares was reduced from 65,910,689 shares prior to the reverse stock split to 6,590,461 shares following the reverse stock split, including an adjustment for fractional shares. The Company’s issued common stock totaled 6,597,303 shares at December 31, 2004. The reverse stock split did not impact the par value of the common stock, which remains at $0.01 per share. Accordingly, the aggregate value of the issued common stock on the Company’s balance sheet was reduced by reclassifying the cumulative par value of the eliminated shares of common stock to additional paid-in capital. All shares outstanding and per share amounts are presented on a post-reverse stock split basis for all periods reported.

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

Plan of Partial Liquidation

     Because of changing market conditions in the auto finance sector, we believed that the near-term sale or distribution of the stock of BVAC to stockholders was no longer the best method of achieving maximum stockholder value. Accordingly, during the fourth quarter of 2003, the Company’s Board of Directors amended the Plan and converted it to a plan of partial liquidation (the “Amended Plan”) under which the Company will complete the liquidation of the assets and satisfaction of the liabilities it assumed from the Bank after the Bank’s September 30, 2003 dissolution, distribute the proceeds to its stockholders through a series of cash distributions, and continue to operate BVAC on an ongoing basis. In accordance with the Amended Plan, the Company distributed $40.00 per share in cash to common stockholders on December 30, 2003. The Company intends to make further distributions of the proceeds to its stockholders through a series of cash distributions.

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

     In connection with its re-adoption of the going concern basis of accounting, we recognized $0.7 million of pre-tax expense and $1.1 million of additions to stockholders’ equity, recording the following adjustments –

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

     In accordance with the Amended Plan, the Company made an initial cash distribution of $263.2 million, or $40.00 per share to its stockholders on December 30, 2003. The Company also paid cash distributions of $2.50 per share at June 30, 2004, $2.50 per share at September 30, 2004 and $2.25 per share at December 31, 2004 for a total of $47.8 million.

Note 2. Summary of Significant Accounting Policies

Going Concern Basis

     The Company’s reported financial position as of December 31, 2004 and 2003, and its results of operations for the year ended December 31, 2004, the three-month period ended December 31, 2003 and the nine-month period ended September 30, 2002 have been prepared on a going concern basis. The following is a description of the significant accounting policies applicable to these financial statements.

Basis of Financial Presentation and Use of Estimates

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates particularly susceptible to possible changes in the near term relate to the determination of the allowance for credit losses, the investment in operating lease assets, retained interests in securitizations and deferred tax assets.

Cash and Cash Equivalents

     Cash and cash equivalents consist of cash and highly liquid financial instruments, with maturities of 90 days or less at the time of purchase, that are readily convertible into cash and are so near their maturity that they present insignificant risk of changes in value.

     Generally, the Company’s banking depositories either pay interest on deposits or apply an imputed interest credit to deposit balances which is used as an offset to charges for banking services rendered. The Company has no compensating balance arrangements with banks.

Restricted Cash

     Restricted cash includes cash collateral provided to counterparties to BVAC’s hedging contracts to meet margin requirements, cash collateral provided to cure potential borrowing base deficiencies on BVAC’s warehouse credit facility, cash payments received from our customers that are in-transit to trust accounts for BVAC’s auto securitization trusts, cash collateral pledged to secure a letter of credit, and cash collateral pledged in connection with financing secured by the Company’s auto lease portfolio cash flows as well as cash collateral pledged in connection with the Company’s servicing of a multi-family loan pool and other contractual obligations.

Securities

     Securities are identified as either available-for-sale or held-to-maturity at purchase and accounted for accordingly. Net unrealized gains and losses on securities available-for-sale are excluded from earnings and reported, net of applicable income taxes, as a separate component of stockholders’ equity. Gains and losses on sales of securities are recorded in earnings at the time of sale and are determined by the difference between the net sale proceeds and the amortized cost of the securities, using the specific identification method. Historically, unrealized losses on securities were realized and charged against earnings when it was determined that a decline in value which was other than temporary had occurred.

     Discounts and premiums on securities are amortized into interest income using a method approximating the effective interest method over the estimated life of the security, adjusted for actual prepayments.

Loans and Leases

     The Company continues to purchase auto contracts through BVAC but ceased all other loan production activities during the fourth quarter of 2002.

Auto Contracts

     Auto contracts purchased by the Company are designated as either held-for-sale or held-for-investment.

     Auto contracts held-for-sale are classified as such because the Company does not intend to hold these contracts to maturity. Auto contracts designated as held-for-sale are recorded at cost including premiums paid to dealers, and deferred fees and costs, and are subsequently carried at the lower of cost or estimated fair value. Estimated fair value for these contracts is based on prices for similar contracts in the secondary whole loan or securitization markets. Net unrealized losses, if any, are recognized through a valuation allowance by charges to earnings. When a contract held-for-sale is either charged-off or paid off, unamortized dealer premiums, and deferred fees and costs are written off against noninterest income.

     All other auto contracts are designated as held-for-investment and are recorded at cost including premiums paid to dealers, and deferred fees and costs. The dealer premiums, and deferred fees and costs are capitalized at the time the loan is granted. The Company recognizes these dealer premiums, and deferred fees and costs as yield adjustments over the life of the related contracts using an amortization method approximating the effective interest method. When a contract is charged-off, sold or paid off, unamortized dealer premiums, and deferred fees and costs are written off against interest income at that time.

     Auto contracts transferred from the held-for-sale portfolio to the held-for-investment portfolio are recorded at the lower of cost or estimated fair value upon transfer.

     Nonperforming auto contracts are defined as contracts which are 90 days or more delinquent as to principal and interest payments unless the principal and interest are well secured and in the process of collection. The Company charges off auto contracts and reverses related accrued interest receivable when the contracts become 120 days delinquent. The Company may also designate contracts which are less than 90 days delinquent as nonperforming when the full collection of principal and/or interest is doubtful. The Company generally recognizes interest income on impaired contracts on a cash basis when received.

Other Loans

     Prior to September 30, 2002, the Company originated or purchased single-family, multi-family and commercial real estate loans, home equity loans and lines of credit, franchise loans, asset-based loans, factoring loans and commercial leases. The Company ceased its single-family loan origination operations in 1996. Loans and leases that were originated or purchased were identified as either held-for-sale or held-for-investment. Loans and leases held-for-investment were recorded at cost including premiums or discounts, deferred fees and costs and the allowance for credit losses. Loans and leases classified as held-for-sale primarily consisted of franchise loans. Loans and leases classified as held-for-sale were carried at the lower of cost or market on an aggregate basis for each loan and lease type. Market value for these loans and leases was based on prices for similar loans and leases in the secondary whole loan or securitization markets or estimates of proceeds to be obtained through a workout and payoff. Interest on loans and leases was accrued as income to the extent considered collectible. Loans and leases classified as held-for-investment were carried at amortized cost and were not adjusted to the lower of cost or market because the Company had the ability and the intent to hold these loans and leases for the foreseeable future. Generally, interest accruals on loans and leases 90 days or more past due were discontinued. Interest income on nonaccrual loans and leases was generally recognized on a cash basis when received.

     The Company charged fees for originating loans and leases at the time the loan or lease was granted. The origination fees were recognized, net of certain direct costs where applicable, as a yield adjustment over the life of the related loan or lease using the effective interest method or an approximate equivalent if not materially different. Amortization of net deferred origination fees was discontinued on nonperforming loans and leases. When a loan or lease paid off, unamortized net deferred origination fees were included in interest income at that time. When a loan or lease was sold, unamortized net deferred origination fees were included in the gain or loss on the sale.

     Impairment of a loan occurs when, based on current information and events, it was probable that the Company was unable to collect all amounts due according to the contractual terms of the loan agreement. The Company considered nonperforming loans and troubled debt restructurings as impaired loans. Nonperforming loans were defined as loans 90 days or more delinquent as to principal and interest payments unless the principal and interest were well secured and in the process of collection. The Company also designated loans less than 90 days delinquent as nonperforming when the full collection of principal and/or interest was doubtful. Troubled debt restructurings were loans which were modified based upon interest rate concessions and/or payment concessions. Homogeneous loans were collectively evaluated on an aggregate basis for impairment. The Company historically considered its single-family residential and home equity loans as homogeneous loans. Impaired loans were measured based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical equivalent, at the loan’s observable market price or the fair value of the collateral if the loan was collateral dependent. Impaired real estate-based loans were generally measured based on the fair value of the collateral because they were collateral dependent. The Company generally recognized interest income on impaired loans on a cash basis when received.

     Charge-offs were recorded on impaired loans through September 30, 2002 for the difference between the valuation of the loan and the recorded investment, net of any specific allowance. In determining charge-offs for specific loans, management evaluated the creditworthiness and financial status of the borrower and also analyzed cash flows and current property appraisals.

Allowance for Credit Losses

     The allowance for credit losses on auto contracts held-for-investment is established through a provision charged to expense and maintained at a level that the Company believes is sufficient to cover estimated probable losses in this loan portfolio. The Company considers BVAC’s portfolio of auto contracts to be comprised of relatively small balance, homogeneous receivables and, accordingly, determines its allowance for credit losses in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” The allowance for credit losses is evaluated and adjusted on a quarterly basis.

     In determining the level of the allowance for credit losses, the Company evaluates BVAC’s auto contracts held-for-investment using two methodologies. The primary methodology is based upon an analysis of BVAC’s historical loss experience using a “vintage” analysis of its past purchases of auto contracts from which BVAC predicts probable losses that are inherent in its portfolio of auto contracts held-for-investment. Under this method, the Company’s historical credit loss experience is stratified by quarter and correlated with the related auto contracts that have been similarly stratified by the number of quarters that have elapsed since date of purchase. This credit loss data is derived from “static pool” information that has been internally collected on the historical loss experience of the BVAC’s portfolio of managed auto contracts. The Company defines managed auto contracts as the sum of BVAC’s warehouse inventory of auto contracts receivable plus auto contracts that have been securitized and/or sold with servicing retained by BVAC. The Company also uses a secondary method for evaluating the allowance for credit losses. This secondary method, a “roll rate” analysis, projects the migration of quarter-end auto contracts held-for-investment from current payment status through 30- , 60- and 90-day delinquent status to charge-off and correlates this projection with loss reserve factors.

     These methodologies incorporate quantitative as well as qualitative factors, including historical loss experience, changes in underwriting practices, changes in the credit quality of contracts and an assessment of economic conditions.

Loan Sales and Retained Interests in Securitizations

      BVAC has periodically transferred a portion of its warehouse inventory of auto contracts held-for-sale to trusts that, in turn, issue asset-backed securities to investors. The Company has structured these transactions as sales in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and recognized a gain on the sale of the auto contracts to the trusts — which represents the difference between the sum of sale proceeds, net of transaction costs, and cash deposited into a securitization trust account in order to enhance the credit rating of the asset-backed securities and the sum of the Company’s net carrying value of the auto contracts and the present value of future excess cash flow anticipated to be distributed to us by the trust over the life of the asset-backed securities — and an asset which is referred to as a “retained interest” in the securitization.

      The retained interest is comprised of the cash initially deposited into the securitization trust account and the present value of the future excess cash flow anticipated to be distributed to the Company by the trust over the life of the asset-backed securities. These estimated future cash flows — which are comprised of interest income received on the auto contracts less interest paid to investors in the asset-backed securities, credit losses and trust expenses — are initially retained by the trust to build the trust cash account to pre-designated levels and provide further credit enhancement. Once the pre-designated levels of cash are attained, the trust distributes the excess cash flow to BVAC. In recording the gain on sale and the retained interest, the Company has made assumptions in calculating the present value of the future excess cash flow anticipated to be distributed to the Company by the trust over the life of the asset-backed securities and recording the retained interest.

      The Company designates retained interests as available-for-sale and carries them at fair value. Retained interests are subordinate to investor interests in the related asset-backed securities, their value is subject to credit and prepayment risks in the pool of underlying auto contracts. The Company is not aware of an active secondary market for retained interests and, accordingly, estimates the fair value of its retained interests by calculating the present value of the future excess cash flow anticipated to be received, using management’s best estimates of key valuation assumptions including credit losses, prepayment speeds and discount rates commensurate with the underlying risks in the anticipated future cash flow. Changes in these assumptions due to differing actual experience or market conditions could affect the value of the Company’s retained interests.

      During 2002, the Company wrote off the balance of its retained interests in franchise loan securitizations totaling $4.9 million upon its adoption of liquidation basis accounting. There were no impairment charges related to retained interests during 2004 and 2003. The Company recorded impairment charges relating to retained interests of $12.6 million for the year ended December 31, 2002.

Loan Sales and Servicing

     Prior to adopting Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Company recorded servicing assets, in accordance with Statement of Financial Accounting Standards No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” for the present value of any retained interest in a transferred asset representing servicing fees net of related costs. Retained interests in excess of such servicing fees were recorded on a net present value basis and classified as available-for-sale securities at fair value. There were no servicing assets at December 31, 2004. The balance of these assets was $0.1 million at December 31, 2003. There were no impairment charges for 2004 and 2003. Amortization of servicing assets and any related impairments are included in noninterest income and noninterest expense, respectively, as the associated servicing revenue is received and expenses are incurred.

     Gains or losses on the securitizations and/or sales of loans and leases were recorded in earnings at the time of the transaction when control over the loans and leases was surrendered and consideration other than beneficial interests in the loans and leases was received.

Investment in Operating Lease Assets

     The Company purchased and/or originated auto leases characterized as operating leases from March 1998 through June 2000. The asset was recorded as a fixed asset and depreciated on a straight-line basis over the lease term to its estimated residual value. This depreciation and other related expenses, including the amortization of initial direct costs that are deferred and amortized over the lease term, are classified as noninterest expense. Lease payments received are recorded as noninterest income. Lease asset balances were $37.3 million and $139.4 million at December 31, 2004 and 2003, respectively. Accumulated depreciation and amortization related to the lease assets totaled $27.3 million and $72.7 million at December 31, 2004 and 2003, respectively. At December 31, 2004, future minimum lease payments to be received by the Company under operating leases were $1.7 million for the year ending December 31, 2005.

     The Company performs a quarterly impairment analysis of its automobile operating lease portfolio in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which the Company adopted effective January 1, 2002. There was no financial statement impact upon adoption of Statement No. 144. A lease is considered impaired if its gross future undiscounted cash flows are less than the net book value of the lease. The net book value of the lease is defined as the original capitalized cost of the automobile, including initial direct capitalized costs, less the cumulative amount of depreciation recorded against the automobile and the cumulative amount of amortization of the initial direct capitalized costs recorded since the inception of the lease and less any impairment charges recorded-to-date on that lease.

     In determining gross future undiscounted cash flows, the Company contracts with Automotive Lease Guide, commonly referred to as ALG, to provide estimates of the residual value of the underlying vehicles at the end of their lease terms assuming that the vehicles are in average condition. The Company then estimates the probability that (i.) the automobiles will be purchased by the lessee prior to the end of the lease term, (ii.) the automobile will be purchased by the lessee at the end of the lease term, either at a discount or at the full contractual residual amount, or (iii.) the automobile will be returned at the end of the lease term. These probabilities are estimated using a number of factors, including the Company’s experience-to-date and industry experience.

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

     For those leases considered impaired, the Company then estimates the fair value of the lease. The fair value is determined by calculating the present value of the future estimated cash flows again assuming the probabilities of each of the three disposition scenarios. The present value is calculated using current market rates, which the Company estimates as the original contract lease rate. An impairment charge is then recorded for the difference between the carrying value and the estimated fair value. There were no impairment charges recorded for the year ended December 31, 2004. The Company recorded impairment charges of $8.5 million for the year ended December 31, 2003. At December 31, 2004, there were no vehicles in the Company’s auto lease portfolio that were considered impaired under Statement No. 144. At December 31, 2004 and 2003, the Company had allowances of $6.1 million and $18.0 million, respectively, for impairment and additional monthly depreciation charges, net of losses, against its automobile operating lease portfolio.

Real Estate Owned

     Real estate owned is comprised of property acquired through foreclosure and is recorded at the lower of cost (i.e., net loan value) or fair value less estimated costs to sell, as of the date of foreclosure. The difference upon foreclosure, if any, is charged to earnings for adverse changes in the fair value of the property. Prior to September 2002, the difference upon foreclosure, if any, was charged-off against the allowance for losses on loans and leases. Revenues and other expenses associated with real estate owned are realized and reported as a component of noninterest expense when incurred.

Premises and Equipment

     Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives for each of the various asset categories. These useful lives range from two to ten years.

Intangible Assets

     Goodwill and other intangible assets were written off as of September 30, 2002 with the adoption of liquidation basis accounting. The goodwill and core deposit intangibles associated with the deposits sold to U.S. Bank were realized in anticipation of the close of that transaction. As a result of the Company’s re-adoption of going concern basis accounting as of October 1, 2003, goodwill of $1.8 million was re-established in BVAC related to the acquisition of California Thrift & Loan in 1996. As required by the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which the Company adopted as of January 1, 2002, this goodwill is tested for impairment annually.

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

     Prior to September 30, 2002, core deposit premiums arose from the purchase of deposits and were amortized using an accelerated method over the estimated life of the deposit base acquired, generally eight to ten years. The Company continually evaluated the periods of amortization to determine whether later events and circumstances warranted revised estimates. In addition, the market value of core deposit premiums was re-evaluated on an annual basis to assess if any impairment existed and to determine the carrying value that was eligible to be included as a component of regulatory capital. Goodwill was amortized to expense on a straight-line basis over periods of up to 20 years. On a periodic basis, the Company reviewed its goodwill for events or changes in circumstances that indicated that the estimated undiscounted future cash flows from these acquisitions was less than the carrying amount of the goodwill. If it became probable that impairment existed, a reduction in the carrying amount was recognized.

Income Taxes

     The Company files consolidated federal income tax returns in which its taxable income or loss is combined with that of its subsidiaries. Consolidated, combined and separate company state tax returns are filed in certain states, as applicable, including California. Each subsidiary’s share of income tax expense (benefit) is based on the amount which would be payable (receivable) if separate returns were filed.

     The Company’s income tax provisions are based upon income taxes payable for the current period as well as current period changes in deferred income taxes. Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory income tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred income taxes for a change in tax rates is recognized through the provision for income taxes during the period of enactment.

Liquidation Reserve

     The liquidation reserve represents a liability for estimated severance, costs related to facilities closures, estimated litigation settlements and related legal costs and other costs associated with the completion of remaining liquidating activities arising from the Company’s adoption of the Amended Plan during the fourth quarter of 2003, and its resultant re-adoption of going concern basis accounting as of October 1, 2003. The liquidation reserve is accounted for in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

     At December 31, 2004, the remaining balance of the liquidation reserve was $8.9 million including accruals for severance, facilities, and litigation and other costs of $1.3 million, $6.0 million and $1.5 million, respectively. The following table sets forth balances and activity in the liquidation reserve as of and for the periods indicated:

	Severance(1)	Facilities(2)	Litigation/ Other(3)	Total
	(Dollars in thousands)
Balance at December 31, 2002	$28,619	$9,388	$5,946	$43,953
Reversals	(1,739)	(658)	(1,238)	(3,635)
Payments	(24,866)	(2,351)	(1,475)	(28,692)

Balance at December 31, 2003	$2,014	$6,379	$3,233	$11,626
Accruals (reversals)	613	485	(1,313)	(215)
Payments	(1,313)	(861)	(381)	(2,555)

Balance at December 31, 2004	$1,314	$6,003	$1,539	$8,856

(1)	For the year ended December 31, 2003, reversals include a $0.9 million reduction of accrued severance cost which had been recorded prior to October 1, 2003, under liquidation basis accounting, and a $0.8 million reduction of accrued severance due to employee resignations which reduced severance obligations. For the year ended December 31, 2004, accruals (reversals) represent the cost of additional reductions-in-force which increased severance obligations.

(2)	For the year ended December 31, 2003, reversals represent a reduction of accrued facilities costs which had been recorded prior to October 1, 2003, under liquidation basis accounting. For the year ended December 31, 2004, accruals (reversals) represent additional abandonment cost attributable to projected delays in subleasing vacated space.

(3)	For the year ended December 31, 2003, reversals represent a reduction of accrued litigation cost due to resolution of previously pending litigation. For the year ended December 31, 2004, accruals (reversals) primarily reflect a reduction of accrued litigation attributable to settlements.

Derivative Instruments

      The Company uses derivative instruments to reduce its exposure to interest rate risk embedded in BVAC’s fixed-rate auto contracts which are funded by floating-rate financing. Rising interest rates reduce the net interest spread produced by the auto contracts, a primary component of our profitability, as well as the economic value of the inventory of auto contracts. Additionally, under the terms of BVAC’s warehouse credit facility, the indenture trustee maintains derivative instruments to provide interest rate risk protection to BVAC’s lenders. We account for these derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivatives and Hedging Activities.”

     Statement No. 133 establishes accounting and reporting standards for derivative instruments and requires that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the statement of financial condition as either an asset or liability measured at its fair value. Statement No. 133 further dictates that the accounting treatment for gains or losses from changes in the derivative instrument’s fair value is contingent on whether the derivative instrument qualifies as a hedge under the standard. Derivative instruments must qualify and be designated as hedges upon their inception and must be effective in substantially reducing the risk arising from the asset or liability identified as exposing the Company to risk throughout the hedge period in order to receive hedge accounting treatment. To qualify as hedges, among other things, derivative instruments must be linked to specific assets or liabilities or pools of similar assets or liabilities. If the derivative instrument does not qualify as a hedge, the gains or losses are reported in the consolidated statement of income when they occur. If the derivative instrument qualifies and is designated as a hedge under the standard, depending on the type of risk being hedged, the gains and losses are either reported in the consolidated statement of income, offsetting the fair value change in the hedged item, or reported as accumulated other comprehensive income in the equity section of the consolidated statement of financial condition. If a hedged asset or liability is sold or paid off before maturity of the hedging derivative, the derivative is closed out or settled, and any net settlement amount upon the close-out or termination of the derivative is recognized in earnings. The standard requires that an entity formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

     The Company’s derivative instruments outstanding at December 31, 2004 were comprised of interest rate swap contracts and interest rate caps. In accordance with Statement No. 133, these derivative instruments are accounted for as assets or liabilities and recorded at fair value. Because these derivatives were not formally designated as hedges, which is required to use hedge accounting, changes in fair values are charged or credited to earnings.

     In using derivative instruments, the Company is exposed to potential losses (credit risk) in the event of nonperformance by the counterparties to the agreements. The Company manages the credit risk associated with derivative instruments by adhering to a strict counterparty selection process and by establishing maximum exposure limits with individual counterparties.

Stock-Based Compensation

     Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends required disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

     Statement No. 123 established financial accounting and reporting standards for stock-based compensation plans, including employee stock purchase plans, stock options and restricted stock. Statement No. 123 encourages all entities to adopt a fair value method of accounting for stock-based compensation plans, whereby compensation cost is measured at the grant date based upon the fair value of the award and is realized as an expense over the service or vesting period. However, Statement No. 123 also allowed an entity to continue to measure compensation cost for these plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

     The Company accounts for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion (“APB”) No. 25. Under the intrinsic value method, compensation cost is generally the excess, if any, of the quoted market price of the stock at the grant or other measurement date over the exercise price. The Company adopted the disclosure requirements of Statement No. 148 as of December 31, 2002.

     Compensation expense of $2.0 million was recorded in 2002 based on APB 25. There was no compensation expense recorded under APB 25 for the year ended December 31, 2004 and the three months ended December 31, 2003. Had compensation expense related to the Company’s stock option awards to employees and directors been determined under the fair value method prescribed under Statement No. 123, it would have recorded an additional $2.0 million of expense in 2002. Pro forma calculations of the net loss and loss per share are set forth in the table below for the periods indicated:

	For the Year	For the Three	For the Nine
	Ended	Months Ended	Months Ended
	December 31,	December 31,	September 30,
	2004	2003	2002
	(Dollars in thousands, except per share amounts)
As reported net income (loss) in Consolidated Statements of Operations and Comprehensive Income (Loss)	$(3,912)	$(673)	$71,661
Stock-based employee compensation included in net income (loss) as reported	—	—	—
Stock-based employee compensation expense determined under fair value method, net of taxes	(37)	—	(1,990)

Pro forma net income (loss), after stock-based employee compensation expense	$(3,949)	$(673)	$69,671

Net earnings (loss) per share — basic:
As reported	$(0.59)	$(0.10)	$11.43
Pro forma	$(0.60)	$(0.10)	$11.11

Net earnings (loss) per share — diluted:
As reported	$(0.59)	$(0.10)	$11.35
Pro forma	$(0.60)	$(0.10)	$11.04

Earnings (Loss) Per Share

     From September 30, 2002 through September 30, 2003, the Company reported its results using liquidation basis accounting, under which earnings per share information is not presented. Accordingly, the earnings (loss) per share information set forth below is for reporting periods where the Company used going concern basis accounting to report its results of operations.

     Basic earnings (loss) per share is calculated by dividing net earnings or loss for the period by the weighted-average common shares outstanding for that period; there is no adjustment to the number of outstanding shares for potential dilutive instruments, such as stock options. Diluted earnings (loss) per share takes into account the potential dilutive impact of such instruments and uses the average share price for the period in determining the number of incremental shares to add to the weighted-average number of shares outstanding. For the year ended December 31, 2004 and the three months ended December 31, 2003, weighted-average dilutive potential common shares of 9,389 and 39,068 respectively, related to shares issuable upon the exercise of options were not included in the computation because they were anti-dilutive solely as a result of the Company’s net loss for the respective periods. For the year ended December 31, 2004 and the three months ended December 31, 2003, there were potential common shares of 84,100 and 86,730, respectively, related to shares issuable upon the exercise of options that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the respective periods.

     The following table illustrates the calculation of basic and diluted earnings (loss) per share for the periods indicated:

	For the Year	For the Three	For the Nine
	Ended	Months Ended	Months Ended
	December 31,	December 31,	September 30,
	2004	2003	2002
	(Amounts in thousands, except per share amounts)
Income (loss) before cumulative effect of change in accounting principle	$(3,912)	$(673)	$90,581
Cumulative effect of change in accounting principle, net of taxes of $2.3 million	—	—	(18,920)

Net income (loss)	$(3,912)	$(673)	$71,661

Weighted-average basic shares outstanding	6,585	6,419	6,272
Add: Dilutive potential common shares	—	—	41

Weighted-average diluted shares outstanding	6,585	6,419	6,313

Basic earnings (loss) per share before cumulative effect of change in accounting principle	$(0.59)	$(0.10)	$14.44
Cumulative effect of change in accounting principle, net	—	—	(3.01)

Net basic earnings (loss) per share	$(0.59)	$(0.10)	$11.43

Diluted earnings (loss) per share before cumulative effect of change in accounting principle	$(0.59)	$(0.10)	$14.35
Cumulative effect of change in accounting principle, net	—	—	(3.00)

Net diluted earnings (loss) per share	$(0.59)	$(0.10)	$11.35

Accounting Changes and Recent Accounting Pronouncements

     In March 2004, the FASB Emerging Issues Task Force (EITF) released Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance for determining whether impairment for certain debt and equity investments is other-than-temporary and the measurement of an impaired loss. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and the Company has complied with the new disclosure requirements in its consolidated financial statements. The recognition and measurement requirements of EITF 03-1 were initially effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB Staff issued FASB Staff Position (“FSP”) EITF 03-1-1 that delayed the effective date for certain measurement and recognition guidance contained in EITF 03-1. The FSP requires that entities continue to apply previously existing “other-than-temporary” guidance until a final consensus is reached. Management does not anticipate that issuance of a final consensus will materially impact the Company’s financial condition or results of operations.

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123-R, “Share-Based Payments,” a revision to Statement No. 123. Statement No. 123-R requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period, usually the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. A public entity will initially measure the cost of liability based service awards based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. Statement No. 123-R eliminates the alternative to use the intrinsic value method of accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” that was provided in Statement No. 123 as originally issued. Adoption of Statement No. 123-R is required for fiscal periods beginning after June 15, 2005. The Company is evaluating Statement No. 123-R but does not expect adoption to have a material impact on its financial condition, results of operations or cash flows.

Reclassifications

     In addition to the reclassifications discussed above, certain other reclassifications have been made to prior year balances in order to conform to the current year presentation.

Liquidation Basis

     The following is a description of the significant accounting policies applicable to the Company’s valuation of assets and liabilities under liquidation basis accounting for the period September 30, 2002 through September 30, 2003. Only those policies that are different from going concern basis are included.

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

Securities

     All securities were classified as available-for-sale and reported at net realizable value. Valuations were determined from published information or quotes by registered securities brokers. Securities for which quotes were not readily available were valued based on the present value of estimated future cash flows. Adjustments to net realizable value, if any, were recorded on a quarterly basis in earnings through the adjustment for liquidation basis. Interest on securities continued to be accrued as income to the extent considered collectible.

Loans and Leases

     All loans and leases were classified as held-for-sale and reported at net realizable value. Net realizable value for these loans and leases was based on existing external bids from sales contracts or letters of intent or prices for similar loans and leases in the secondary whole loan or securitization markets or estimates of proceeds to be obtained through a workout and payoff. Declines in net realizable value, if any, were recorded on a quarterly basis as a charge through the adjustment for liquidation basis. Accounting policies for interest income and loan fee recognition, classification and accounting treatment of impaired loans, including nonperforming loans and troubled debt restructurings were unchanged from going concern basis accounting.

Allowance for Loan and Lease Losses

     Under liquidation basis accounting, loans were designated as held-for-sale and carried at the lower of cost or net realizable value. Upon adoption of the liquidation basis accounting, effective September 30, 2002, the balance of the existing allowance for loan and lease losses was reallocated to individual loans and leases and groups of homogeneous loans as a mark-to-market allowance on such loans; a separate allowance for credit losses was not maintained.

Real Estate Owned

     Real estate owned was recorded at net realizable value as of the date of foreclosure. The difference upon foreclosure between book value and net realizable value, if any, was expensed to adjustment for liquidation basis. Adjustments to net realizable value, if any, were recorded on a quarterly basis as a charge through the adjustment for liquidation basis. Revenues and other expenses associated with real estate owned were recognized and reported as a component of noninterest expense when incurred.

Premises and Equipment

     Premises and equipment were stated at cost less accumulated depreciation and amortization. This is considered to approximate net realizable value in accordance with liquidation basis accounting. Depreciation and amortization were computed on a straight-line basis over the estimated useful lives for each of the various asset categories. These useful lives range from two to ten years.

Intangible Assets

     Goodwill and other intangible assets were written off as of September 30, 2002 with the adoption of liquidation basis accounting. The goodwill and core deposit intangibles associated with the deposits sold to U.S. Bank were realized in anticipation of the close of that transaction. The goodwill related to the Company’s commercial business units, including Asset-Based Lending, Factored Receivables and Commercial Leasing, was written off as current estimated fair values of those businesses were below book value based on bids from interested buyers of the businesses.

Deferred Gain

     The deferred gain represented the estimated after-tax gain anticipated from the future sale of the Company’s auto finance business. As this transaction was not under contract or assured, the estimated after-tax gain was not recognized, but rather was recorded as a deferred gain.

Reserve for Estimated Costs during the Period of Liquidation

     The reserve for estimated costs during the period of liquidation includes severance payments and costs related to facility closures, investment banking and other professional fees and estimated litigation expense and settlements. These expense accruals were reviewed for adequacy on a quarterly basis. Changes to the accruals, if necessary, were charged to earnings as changes in estimated values of assets and liabilities.

     At December 31, 2002, the reserve for estimated costs during the period of liquidation was $44.0 million, including accruals for severance and facilities of $29.0 million and $9.4 million, respectively. At December 31, 2003, the balance of the liquidation reserve was $11.6 million, including accruals for severance and facilities of $2.0 million and $6.4 million, respectively.

Note 3. Restatement of Consolidated Financial Statements as of and for the Three Months ended December 31, 2003

     Subsequent to the issuance of our consolidated financial statements as of and for the three months ended December 31, 2003, we determined that we incorrectly applied FASB Statement No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” to our auto finance subsidiary’s portfolio of auto contracts held-for-sale for the three-month period that began October 1, 2003, when we re-adopted the going concern basis of accounting, and ended December 31, 2003. As a result, we have restated our going concern basis consolidated financial statements as of and for the three months ended December 31, 2003 to eliminate the recognition of amortization expense related to premiums and deferred origination costs and fees associated with auto contracts held-for-sale. The restatement increased total assets and net income as of and for the three months ended December 31, 2003 by $182 thousand.

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

     Except as set forth above, we have not updated the disclosures contained herein to reflect any events that have occurred after the Original Filing. The following table shows the impact of the restatement on net income and basic and diluted earnings per share for the three months ended December 31, 2003:

As of and For the
Three Months Ended
December 31,
2003
(Amounts in thousands,
except per share amounts)
Net loss:
Net loss as previously reported	$(855)
Net loss as restated	$(673)

Weighted-average basic shares outstanding	6,419
Add: Dilutive potential common shares	—

Weighted-average diluted shares outstanding	6,419

Basic loss per share:
Basic loss per share as previously reported	$(0.13)
Restatement adjustment	0.03

Basic loss per share as restated	$(0.10)

Diluted loss per share:
Diluted loss per share as previously reported	$(0.13)
Restatement adjustment	0.03

Diluted loss per share as restated	$(0.10)

Interest income:
Interest income as previously reported	$4,636
Interest income as restated	$4,936

Auto installment contracts and loans held-for-sale:
Auto installment contracts and loans held-for-sale as previously reported	$177,648
Auto installment contracts and loans held-for-sale as restated	$177,948

Deferred income taxes, net:
Deferred income taxes, net as previously reported	$21,149
Deferred income taxes, net as restated	$21,031

Total assets:
Total assets as previously reported	$363,936
Total assets as restated	$364,118

Note 4. Regulatory Matters

     Effective September 30, 2003, the Company completed the dissolution of the Bank. On that date, the Company assumed specified assets and liabilities of the Bank. As a result, the Company ceased to be a bank holding company and, along with its subsidiaries, was no longer subject to supervision, examination and regulation by the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency or the Federal Deposit Insurance Corporation.

Note 5. Retained Interests in Securitizations

     Retained interests in securitizations were classified as available-for-sale at December 31, 2004 and 2003. The Company did not maintain a trading portfolio during 2004 and 2003. The following tables set forth the activity in the Company’s retained interests in securitizations for the periods indicated:

	For the Year Ended December 31, 2004
						Change in
	Beginning	2004	Cash		Realized	Unrealized	Ending
	Balance	Securitizations	Received	Accretion	Loss	Loss	Balance
	(Dollars in thousands)

2002-LJ-1	$18,744	$—	$(4,536)	$1,563	$—	$(149)	$15,622
2003-LJ-1	9,846	—	(3,340)	782	—	(274)	7,014

Totals	$28,590	$—	$(7,876)	$2,345	$—	$(423)	$22,636

	For the Year Ended December 31, 2003
						Change in
	Beginning	2003	Cash		Realized	Unrealized	Ending
	Balance	Securitizations	Received	Accretion	Gain (Loss)	Gain (Loss)	Balance
	(Dollars in thousands)

1999-LG-1	$3,711	$—	$(3,500)	$—	$(211)	$—	$—
2000-LJ-1	4,213	—	(4,380)	—	167	—	—
2002-LJ-1	23,946	—	(7,496)	2,294	—	—	18,744
2003-LJ-1	—	9,485	—	361	—	—	9,846

Totals	$31,870	$9,485	$(15,376)	$2,655	$(44)	$—	$28,590

     Retained interest values are subject to credit, prepayment, and interest rate risks on the underlying auto contracts. The following table illustrates the significant assumptions utilized in the valuation of retained interests as of the dates indicated:

	At December 31,
	2004	2003
	Auto installment contracts

Weighted-average discount rate	10.0%-12.0%	12.0%-12.5%
Range of projected annual credit losses	1.40%-1.53%	1.00%
Range of projected cumulative credit losses	2.04%-2.37%	1.71%-1.90%
Prepayment speed	1.6 ABS	1.6 ABS

     At December 31, 2004, the fair value of the Bay View 2002-LJ-1 and 2003-LJ-1 retained interests as a result of immediate 10% and 20% adverse changes in significant assumptions would have decreased as follows:

At December 31, 2004
Bay View 2002-LJ-1
and 2003-LJ-1
(Dollars in thousands)
Carrying amount/fair value of retained interests	$22,636
Decrease in fair value from 10% adverse change in discount rate	403
Decrease in fair value from 20% adverse change in discount rate	797
Decrease in fair value from 10% adverse change in projected credit losses	399
Decrease in fair value from 20% adverse change in projected credit losses	797

     The Company securitized and sold $193.3 million and $453.2 million of auto installment contracts during 2003 and 2002, respectively. The Company retained interests in these securitizations with initial balances of $9.5 million and $23.2 million for 2003 and 2002, respectively. During 2003, BVAC called its Bay View 1999-LJ-1 and 2000-LJ-1 automobile receivable backed notes and repurchased auto contracts from the asset-backed bond trusts with par values of $21.8 million and $33.8 million and average coupon rates of 12.52% and 10.25%, respectively.

Note 6. Mortgage-backed Securities and Other Securities

     At December 31, 2004, the Company’s entire mortgage-backed and other securities portfolio had either matured or been sold. At December 31, 2003, the portfolio totaled $6.1 million and consisted of $5.3 million of mortgage-backed securities issued by Fannie Mae, $0.6 million of CMOs and $0.2 million of asset-backed securities. All mortgage-backed and other securities were classified as available-for-sale at December 31, 2003. The weighted-average yield on mortgage-backed securities classified as available-for-sale at December 31, 2003 was 6.21%. Adjustable-rate mortgage-backed securities totaled $0.6 million at December 31, 2003.

     Proceeds from sales of mortgage-backed and asset-backed securities classified as available-for-sale during 2004, 2003 and 2002 were $5.6 million, $15.2 million and $257.3 million, respectively. Gains or losses we recognized on these sales were insignificant during 2004 and 2003. Gross gains of $1.1 million were realized on these sales during 2002.

Note 7. Auto Installment Contracts and Other Loans

     The following table sets forth the Company’s portfolio of auto contracts and other loans as of the dates indicated:

	At December 31,
	2004	2003
	(Dollars in thousands)
Auto installment contracts and other loans receivable:
Auto installment contracts held-for-sale	$73,462	$161,578
Premiums, discounts, and deferred fees and costs, net	1,559	4,296

Auto installment contracts held-for-sale, net	75,021	165,874

Other loans held-for-sale:
Franchise loans	583	6,428
Asset-based loans	319	844
Business loans	—	4,802

Total other loans held-for-sale	902	12,074

Auto installment contracts held-for-investment	247,219	—
Premiums, discounts, and deferred fees and costs, net	7,152	—
Allowance for credit losses	(1,508)	—

Auto installment contracts held-for-investment, net	252,863	—

Auto installment contracts and loans receivable, net	$328,786	$177,948

     During 2004, the Company completed the sale of $33.5 million of loans and received an additional $112.8 million of loan repayments. These loan sales and repayments, totaling $146.3 million, were comprised of $135.4 million of auto contracts, $5.5 million of franchise loans, $4.8 million of business loans and $0.6 million of asset-based loans. During 2003, the Company sold or securitized $339.8 million of loans and received an additional $129.6 million of loan repayments. These loan sales, securitizations and repayments totaled $469.4 million and included $319.5 million of auto contracts, $91.5 million of asset-based loans, $33.4 million of franchise loans, $10.8 million of syndicated loans, $7.0 million of commercial real estate loans, $3.9 million of multi-family mortgage loans and $3.3 million of business loans, factored receivables and commercial leases.

     There were no loan securitizations during 2004. The Company securitized and sold approximately $193.3 million and $453.2 million of auto contracts during 2003 and 2002, respectively. Gains of $0.8 million and $11.8 million were recognized on the 2003 and 2002 securitizations, respectively. The Company retained servicing responsibilities and subordinated interests in these securitizations. The Company’s retained interests are subordinate to investors’ interests. However, investors and the securitization trusts have no recourse to the Company’s other assets for failure of debtors to pay when due.

     The Company serviced participating interests in auto contracts that it securitized and/or sold of $250.2 million at December 31, 2004 and $405.1 million at December 31, 2003.

     The total of impaired loans and leases, consisting entirely of nonaccrual auto contracts and other loans, were $1.0 million and $7.1 million at December 31, 2004 and 2003, respectively. Interest on nonaccrual auto contracts and other loans that was not recorded in income was $342 thousand for the year ended December 31, 2004, $1.6 million for 2003 and $5.9 million for 2002. Cash interest that we recognized on these nonaccrual auto contracts and other loans was not significant in 2004, 2003 or 2002. At December 31, 2004, we had no commitments to lend additional funds to these borrowers. The average investment in impaired auto contracts and other loans was $1.3 million for the year ended December 31, 2004, $11.0 million for 2003 and $63.2 million for 2002.

     The following table sets forth information on delinquent loans (loans delinquent 60 days or more) and net charge-offs on the Company’s managed loan portfolio of auto contracts, franchise and other loans serviced by the Company:

			Principal Amount of
			Loans Delinquent 60
	Loans Receivable		Days or More		Net Charge-offs
					For the Year Ended
	At December 31,				December 31,
	2004	2003	2004	2003	2004	2003
	(Dollars in thousands)
Auto installment contracts (2) (3)	$578,069	$555,906	$1,108	$636	$6,404	$6,944
Franchise loans (2)	583	6,428	583	755	338	11,608
Other loans	319	5,646	319	563	52	13,103

Total managed loans	$578,971	$567,980	$2,010	$1,954	$6,794	$31,655

Less:
Securitized and sold loans	250,185	390,032

Loans receivable (1)	$328,786	$177,948

(1)	Through September 30, 2003, charge-offs and recoveries were recorded as mark-to-market valuation adjustments in accordance with liquidation basis accounting. Subsequent to the Company’s re-adoption of going concern basis accounting, net chargeoffs of auto contracts and other loans held-for-sale are charged against noninterest income while net chargeoffs of auto contracts held-for-investment are charged against the allowance for credit losses.

(2)	Includes off-balance sheet amounts associated with securitized auto contracts and loans sold servicing-released.

(3)	Includes $5.2 million and $1.1 million of net charge-offs from off-balance sheet auto contracts and contracts held-for-sale, respectively, for 2004; includes $6.3 million and $0.6 million of net charge-offs from off-balance sheet auto contracts and contracts held-for-sale, respectively, for 2003.

     The following table sets forth the activity in the allowance for credit losses on auto contracts and other loans held-for-investment as of and for the periods indicated:

		At and For the
	At and For the	Nine Months
	Year Ended	Ended
	December 31,	September 30,
	2004	2002
	(Dollars in thousands)
Balance at beginning of period	$—	$49,791
Transfers of loans to held-for-sale	—	(10,658)

Charge-offs	(222)	(23,771)
Recoveries	118	2,887

Net charge-offs	(104)	(20,884)

Provision for losses on loans and leases	1,612	10,700
Reallocation of allowance as mark-to-market adjustments to individual loans and leases and groups of homogeneous loans in liquidation	—	(28,949)

Balance at end of period	$1,508	$—

     Effective September 30, 2002, the Company adopted liquidation basis accounting under which its loans and leases were carried at their net realizable value. Accordingly, the balance of the allowance for credit losses was reallocated as mark-to-market adjustments to individual loans and leases and groups of homogeneous loans in liquidation. On October 1, 2003, the Company re-adopted going concern basis accounting. From October 1, 2003 to

May 31, 2004, the Company’s auto contracts were classified as held-for-sale and were carried at the lower of cost or market.

     Beginning in the second quarter of 2004, the Company has designated a portion of its auto contracts as held-for-investment. Accordingly, the Company has re-established an allowance for credit losses on auto contracts held-for-investment that represents management’s estimate of inherent credit losses that have occurred as of the date of the financial statements.

Note 8. Premises and Equipment

     The following table sets forth premises and equipment as of the dates indicated:

	At December 31,
	2004	2003
	(Dollars in thousands)
Leasehold improvements	$647	$487
Furniture and equipment	4,323	7,746

	4,970	8,233

Less:
Accumulated depreciation and amortization	(4,237)	(7,862)

Premises and equipment, net	$733	$371

     Depreciation and amortization expense related to premises and equipment totaled $0.3 million, $0.5 million and $3.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 9. Accounting for Goodwill and Other Intangible Assets

     Upon re-adoption of going concern basis accounting, the Company re-established goodwill of $1.8 million in BVAC related to its acquisition of California Thrift & Loan in 1996.

     As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which requires that certain goodwill and intangible assets with indefinite useful lives be tested for impairment at least annually rather than amortized. As of January 1, 2002, the Company ceased the amortization of existing goodwill.

     The Company completed the first and second steps of the transitional goodwill impairment test as of June 30, 2002 and September 30, 2002, respectively. As a result, the Company recorded $18.9 million in impairment charges, net of taxes, for goodwill not expected to be realized upon the disposition of its Asset-Based Lending, Factored Receivables and Commercial Leasing businesses. As required by the transitional provisions of Statement No. 142, the impairment loss was measured and recorded as of the date of adoption and recognized as the cumulative effect of a change in accounting principle as of January 1, 2002. At December 31, 2004 and 2003, management determined that there was no impairment of goodwill.

Note 10. Deposits

     During 2002, U.S. Bank acquired the Bank’s retail deposits, totaling $3.3 billion, in connection with the sale of the Bank’s retail banking assets.

Note 11. Borrowings

     During the second quarter of 2004, BVAC secured a $350.0 million floating-rate, revolving warehouse credit facility to replace a maturing $250.0 million facility originally obtained in 2003. The facility is jointly provided by two lenders including a commercial paper conduit affiliated with one of the lenders (the “Note Purchasers”). The facility is for a term of 364 days and matures on June 25, 2005. The interest rate on a portion of the facility is indexed to asset-backed commercial paper rates; the balance of the facility is indexed to the 1 month Libor rate. BVAC draws on the facility to purchase and finance its existing inventory of auto contracts. Substantially all auto contracts retained by BVAC are pledged as collateral for the credit facility. Under the terms of the facility, BVAC draws on the facility by transferring auto contracts to a special purpose entity, a statutory trust, which issues notes to the Note Purchasers. BVAC periodically securitizes or sells auto contracts in order to pay down the line of credit and maintain borrowing capacity.

     At December 31, 2004, $298.8 million was outstanding under this facility with an all-in cost of 3.34%. These borrowings were secured by $314.5 million of auto contracts. The facility contains various performance triggers and default covenants requiring that BVAC maintain certain cumulative credit loss, delinquency and other financial ratios. As of December 31, 2004, all such financial and performance ratios were within required levels.

     On December 31, 2001, the Company completed a structured financing of its auto lease cash flows and recorded $136.5 million in other borrowings. Since the Company ceased its purchases of auto leases in June 2000, the contractual auto lease cash flows have been decreasing monthly and are scheduled to conclude in December 2005. The transaction was treated as a sale for tax purposes that allowed the Company to capture expiring net operating loss carryforwards and partially reverse the related valuation allowance on deferred tax assets. At December 31, 2004, the balance of the borrowing was $1.9 million. The effective cost of the borrowing for 2004 was 2.00%.

     During 2003, the Company adopted FASB Financial Interpretation No. 46, “Consolidation of Variable Interest Entities,” and accordingly, deconsolidated Bay View Capital I. As a result, the 9.76% Capital Securities of Bay View Capital I were no longer reflected on the Company’s Consolidated Statement of Financial Condition while the underlying 9.76% Junior Subordinated Deferrable Interest Debentures (the “Junior Debentures”), which were acquired by Bay View Capital I, was reflected as borrowings. On June 30, 2004, the Company redeemed the remaining $22.0 million of Junior Debentures and recovered its $2.8 million equity investment in Bay View Capital I through a settlement of its liability with the Trustee. See Note 13.

Note 12. Notes and Debentures

     On August 18, 1999, the Bank issued $50.0 million in Subordinated Notes. The Subordinated Notes were unsecured obligations of the Bank and were subordinated in right of payment to all existing and future senior indebtedness, as defined, of the Bank. The Subordinated Notes were to mature on August 31, 2009, with a call provision at our option any time after August 31, 2002 at par. The issuance had a stated coupon of 10.00%. The all-in cost of the Subordinated Notes was 10.57%. A portion of the proceeds was dividended to the Company and used to partially finance the acquisition of Franchise Mortgage Acceptance Company. On December 9, 2002, the Bank redeemed the entire $50.0 million of its outstanding Subordinated Notes. Interest expense on the Subordinated Notes was $4.9 million for the year ended December 31, 2002.

     On August 28, 1997, the Company issued $100.0 million in Subordinated Notes registered under the Securities Act of 1933, as amended. The Subordinated Notes were unsecured obligations of the Company and were subordinated in right of payment to all existing and future senior indebtedness, as defined, of the Company. The Subordinated Notes were to mature on August 15, 2007, with a call provision effective on or after August 15, 2002 or, at any time upon a change of control or the occurrence of certain other events, at our option, at various premiums through August 15, 2005 and at par thereafter. The issuance had a stated coupon of 9.125% and was issued at a discount to yield 9.225%. The all-in cost of the Subordinated Notes was 9.62%. A portion of the proceeds was used to partially finance the acquisition of America First Eureka Holdings, Inc., which the Company acquired in January 1998. On November 29, 2002, the Company prepaid the entire $100.0 million of its outstanding Subordinated Notes at a premium of 4.563%. Interest expense on the Subordinated Notes was $8.6 million for the year ended December 31, 2002.

Note 13. Capital Securities

     On December 21, 1998, the Company issued $90.0 million in Capital Securities through Bay View Capital I (the “Trust”). The Capital Securities paid quarterly cumulative cash distributions at an annual rate of 9.76% of the liquidation value of $25 per share. The Capital Securities represented undivided beneficial interests in the Trust. The Company owned all of the issued and outstanding common securities of the Trust. Proceeds from the offering and from the issuance of common securities were invested by the Trust in the Company’s 9.76% Junior Debentures due December 31, 2028 with an aggregate principal amount of $92.8 million. The primary asset of the Trust was the Junior Debentures. The Company fully and unconditionally guaranteed the obligations of the Trust with respect to the Capital Securities to the extent provided in the Guarantee Agreement. Proceeds were used to repay the Company’s $50.0 million Senior Debentures and the balance for general corporate purposes. The all-in cost of the Capital Securities was 9.95%. Prior to the dissolution of the Bank, the Capital Securities had the added benefit of qualifying as Tier 1 capital for regulatory capital purposes.

     In September of 2000, the Company entered into an agreement with the FRB that required the Company to obtain their approval prior to disbursing any dividends associated with the Capital Securities. Beginning with the third quarter of 2000, the Company began deferring distributions of the quarterly dividends in accordance with the terms of the Capital Securities. During this deferral period, distributions to which holders are entitled continued to accrue at an annual rate of 9.76% of the liquidation amount of $25 per Capital Security, plus accumulated additional distributions at the same rate, compounded quarterly, on any unpaid distributions (to the extent permitted by law).

     In December of 2002, the Company received approval from the FRB to pay the cumulative distributions on its Capital Securities. On December 31, 2002, the Company paid the cumulative deferred distributions, interest on the deferred distributions and the current quarterly distribution. The total amount paid per share as of December 31, 2002 was $6.10 for the 10 quarterly distributions plus $0.715 in accrued interest. Subsequent quarterly distributions remained subject to FRB approval until the dissolution of the Bank, as of September 2003, when the Company ceased to be a bank holding company and was no longer subject to supervision, examination and regulation by the FRB. Dividend expense on the Capital Securities was $1.1 million, $8.8 million and $10.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. Effective July 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. ” Implementation of Statement No. 150 resulted in the reclassification of the Capital Securities from their prior classification as a “mezzanine” item to liabilities and required the Company to reflect the dividend expense on the Capital Securities as interest on borrowings.

     During the third quarter of 2003, the Company completed an offer of optional redemption of the Capital Securities at a price of $25 per Capital Security plus accrued and unpaid distributions through the date of redemption. Holders of the Capital Securities elected to redeem 184,903 shares, or approximately 5.14% of the outstanding Capital Securities, under the offer that expired on September 8, 2003. An additional $63.5 million, or approximately 74%, of the outstanding Capital Securities was redeemed on December 31, 2003. These redemptions reduced the outstanding Capital Securities from $90.0 million at December 31, 2002 to $22.0 million at December 31, 2003. On June 30, 2004, the Company redeemed the remaining $22.0 million of the outstanding Capital Securities.

Note 14. Income Taxes

     The following table sets forth the Company’s consolidated income tax expense (benefit) for the periods indicated:

	For the Year Ended December 31, 2004
	Federal	State	Total
	(Dollars in thousands)
Current provision	$—	$2,517	$2,517
Deferred provision	(5,828)	785	(5,043)

Total income tax expense (benefit)	$(5,828)	$3,302	$(2,526)

	For the Year Ended December 31, 2003
	(Dollars in thousands)
Current provision	$566	$(7,111)	$(6,545)
Deferred provision	(1,483)	1,592	109

Total income tax benefit	$(917)	$(5,519)	$(6,436)

	For the Year Ended December 31, 2002
	(Dollars in thousands)
Current provision	$—	$15,579	$15,579
Deferred provision	147,926	11,099	159,025

Total income tax expense	$147,926	$26,678	$174,604

      At December 31, 2004, the Company had recorded an estimate of contingent tax liabilities of $4.2 million. Management does not believe a material change in this estimate will occur within the next twelve months. If and when these contingent tax liabilities are ultimately paid, it could have a significant impact on the cash flows or liquidity of the Company.

     The following table sets forth the reconciliation between the federal statutory income tax rate and the effective income tax rate for the periods indicated. The table reflects the inclusion of dividends on Capital Securities in the determination of income (loss) before income tax expense (benefit):

	For the Year Ended December 31,
	2004	2003	2002
Federal statutory income tax rate	35.0%	35.0%	35.0%
Amortization and disposition of nondeductible goodwill	—	—	15.2
Valuation allowance	—	—	8.9
State income, net of federal tax benefit	4.2	39.2	11.0
Nondeductible compensation	—	(16.3)	2.0
Other, net	—	(1.7)	—

Effective income tax rate	39.2%	56.2%	72.1%

     Stockholders’ equity or net assets in liquidation were credited with a tax benefit associated with the exercise of stock options of $0.2 million for 2002. For the years ended December 31, 2004 and 2003, there was no such tax benefit. Stockholders’ equity or net assets in liquidation were charged a tax associated with certain adjustments recorded to convert from the liquidation basis to going concern basis accounting, of $0.6 million for the year ended December 31, 2003.

     The following table sets forth the components of net deferred tax assets as of the dates indicated:

	At December 31,
	2004	2003
	(Dollars in thousands)
Deferred tax assets:
Net operating loss carryforwards	$48,808	$52,721
Auto lease receivable financing	743	6,297
Provision for losses on loans and leases	1,065	1,813
Mark-to-market adjustments, net	504	6,878
Other accrued expenses not deducted for tax purposes	4,277	6,124
Alternative minimum tax credit carryforwards	3,916	3,917
Other	1,259	671

Gross deferred tax assets	60,572	78,421
Valuation allowance	21,495	21,495

Net deferred tax asset	39,077	56,926
Deferred tax liabilities:
Tax depreciation in excess of book depreciation	(3,398)	(21,757)
Securitizations	(14,486)	(19,019)
Real estate partnership investments	(25)	(25)

Gross deferred tax liabilities	(17,909)	(40,801)

Net deferred tax asset	$21,168	$16,125

     The valuation allowance on deferred tax assets, which was $21.5 million as of December 31, 2003, was unchanged as of December 31, 2004. In the determination of deferred tax assets, net of the valuation allowance, the Company considered the projected future net income available to absorb the realization of deferred tax assets. Under the Company’s prior plan of complete liquidation, the determination of deferred tax assets was limited to consideration of projected future net income through September 30, 2005, which was the projected final liquidation date of the Company.

     The Company recorded an income tax benefit of $2.5 million for the year ended December 31, 2004 compared to an income tax benefit of $6.4 million for 2003 and an income tax provision of $176.9 million for 2002. The Company’s effective tax rate was 39.2% for 2004 compared to 56.2% for 2003 and 72.1% for 2002. The Company’s 2004 effective rate differs from the 35.0% federal statutory tax rate primarily due to state income and franchise taxes.

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

     At December 31, 2004, the federal net operating loss carryforwards were $127.9 million, of which $58.4 million will expire in 2020 and $69.5 million will expire in 2023. The Company has federal alternative minimum tax credits of $3.9 million. These credits can be carried forward indefinitely to reduce future regular tax.

     Effective for the 2002 and 2003 tax years, California tax law suspended deductions for net operating loss carryforwards. As a result, the 2002 current state tax provision has no utilization of California net operating loss carryforwards; for 2003, the Company generated an additional California net operating loss, and for 2004, the Company utilized California net operating loss carryforwards. At December 31, 2004, the California net operating loss carryforwards were $41.7 million, of which $24.8 million will expire in 2012, and $16.9 million will expire in 2013.

Note 15. Stock Options

     As of December 31, 2004, the Company had five employee stock option plans and three non-employee director stock option plans. The employee stock option plans were as follows: the “Amended and Restated 1986 Stock Option and Incentive Plan,” the “Amended and Restated 1995 Stock Option and Incentive Plan,” the “1998-2000 Performance Stock Plan (the “2001 Plan”),” the “1999 FMAC Stock Option, Deferred Stock and Restricted Stock Plan,” and the “2001 Stock Option and Incentive Plan,” which authorize the issuance of 175,943, 250,000, 40,000, 27,058 and 320,000 shares of common stock, respectively. The non-employee director stock option plans were as follows: the “Amended and Restated 1989 Non-Employee Director Stock Option and Incentive Plan,” the “1998 Non-Employee Director Stock Option and Incentive Plan,” and the “2001 Non-Employee Director Stock Option Plan,” which authorize the issuance of up to 55,000, 20,000, and 50,000 shares of common stock, respectively.

     Excluding options for 347,700 shares granted in 2001 that were issued with exercise prices below the then current market value, the exercise price for the purchase of shares subject to a stock option at the date of grant generally may not be less than 100% of the market value of the shares covered by the option on that date. Options generally vest over periods ranging from 6 months to 3 years and expire over periods ranging from 6 years to 13 years. The Company’s stock options generally cancel automatically 90 days after termination of employment and, notwithstanding any other provisions of our stock option plans, all outstanding stock options will automatically cancel on the final record date.

     All of the stock option plans define a change in control as including a sale of all or substantially all of the Company’s assets, and all of the stock option plans provide for the automatic acceleration of the exercisability of stock options in the event of a change in control with the exception of the 2001 Plan. The 2001 Plan provides for the acceleration of the exercisability of stock options in such circumstances as the stock option committee of the Board of Directors determines to be appropriate. On August 6, 2002, the stock option committee determined that the consummation of the sale of the Bank’s retail banking assets constituted a change in control for purposes of the 2001 Plan and recommended to the Board of Directors the acceleration of the exercisability of the stock options under the 2001 Plan in order that all option holders would be treated equally. On October 3, 2002, the Board of Directors authorized such acceleration as of that date. Subsequently, the stock option plans were treated as variable plans based on APB 25. As of December 31, 2002, the acceleration of the exercisability of stock options resulting from the change in control for all other plans had an insignificant impact on the Company’s financial statements.

     The following table sets forth the stock options available for grant as of December 31, 2004:

	Employee Stock Option	Non-Employee Director Stock
	and Incentive Plans	Option and Incentive Plans	Total
Shares reserved for issuance	813,001	125,000	938,001
Granted	(1,023,989)	(113,700)	(1,137,689)
Forfeited	453,503	37,500	491,003
Expired	(50,569)	(27,600)	(78,169)

Total available for grant	191,946	21,200	213,146

     At December 31, 2004, the Company had outstanding options under the plans with expiration dates ranging from the year 2005 through 2014, as set forth in the following table:

	Number of	Exercise Price	Weighted-Average
	Option Shares	Range	Exercise Price
Outstanding at January 1, 2002	627,780	$45.90-344.10	$92.10
Granted	3,800	66.40-68.40	68.20
Exercised	(35,025)	45.90-54.10	46.90
Forfeited	(76,445)	45.90-344.10	139.80

Outstanding at December 31, 2002	520,110	45.90-344.10	88.00
Granted	—	—	—
Exercised	(330,783)	45.90-54.10	46.40
Forfeited	(102,597)	54.10-316.30	152.80

Outstanding at December 31, 2003	86,730	68.40-344.10	169.10
Granted	50,000	16.87	16.87
Exercised	—	—	—
Forfeited	(52,630)	70.75-344.06	177.46

Outstanding at December 31, 2004	84,100	$16.87-326.88	$73.47

Exercisable at December 31, 2002	520,110	$45.90-344.10	$88.00

Exercisable at December 31, 2003	86,730	$68.40-344.10	$169.10

Exercisable at December 31, 2004	34,100	$68.40-326.88	$156.47

     The following table sets forth information about stock options outstanding at December 31, 2004:

	Outstanding			Exercisable
		Weighted-
	Number of	Average	Weighted-	Number of	Weighted-
Range of	Options	Remaining	Average	Options	Average
Exercise Prices	Outstanding	Life (in years)	Exercise Price	Exercisable	Exercise Price
$16.87-16.87	50,000	4.68	$16.87	—	$0.00
68.40-75.31	8,550	7.61	72.08	8,550	72.08
78.44-139.69	9,850	4.18	116.42	9,850	116.42
179.38-188.75	8,250	3.80	182.04	8,250	182.04
255.00-255.00	4,000	2.07	255.00	4,000	255.00
278.75-278.75	300	2.73	278.75	300	278.75
299.06-299.06	2,000	3.08	299.06	2,000	299.06
316.25-316.25	350	3.41	316.25	350	316.25
316.88-316.88	300	3.06	316.88	300	316.88
326.88-326.88	500	3.15	326.88	500	326.88

$16.87-326.88	84,100	4.65	$73.47	34,100	$156.47

Statement of Financial Accounting Standards No. 123 Pro Forma Disclosure

     The Company adopted Statement No. 123 effective January 1, 1996, but continues to account for employee and director stock-based compensation plans under the intrinsic value method prescribed by APB 25. Statement No. 123 requires that stock-based compensation to parties other than employees and directors be accounted for under the fair value method. No compensation cost has been recognized for the stock option awards to employees and directors in 2004, 2003 and 2002, except as discussed above. The weighted-average fair value of options granted to employees and directors were $11.99 and $23.10 in 2004 and 2002, respectively. There were no options granted during 2003. See Note 2 for a pro forma calculation of net income (loss) and earnings (loss) per share had compensation cost related to the Company’s stock option awards been determined under the fair value method.

     The fair value of options granted was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
	2004	2003	2002
Dividend yield	—%	—%	—%
Expected volatility of our common stock	85%	41%	37%
Expected risk-free interest rate (1)	3.25%	2.30%	2.73%
Expected life of options in years	3.59	3.59	4.60

(1)	The expected risk-free interest rate was calculated using a term commensurate with the expected life of the options.

Note 16. Employee Benefit Plans

     On July 22, 2002, the Company’s Board of Directors approved the termination, effective as of September 30, 2002 and subject to regulatory approval, of the qualified, noncontributory defined benefit retirement plan (the “Eureka Plan”) that the Company assumed in its acquisition of America First Eureka Holdings. The Eureka Plan was in a frozen status and no additional benefits had been accrued since January 1, 1994. In November 2003, the Company received a favorable determination from the Internal Revenue Service to proceed with the termination. As of December 31, 2003, the Company accrued $0.9 million related to its liabilities to the Eureka Plan and the costs associated with the termination. As of December 31, 2003, the plan assets approximated $1.5 million. In January 2004, and as part of the termination process, the Company purchased an annuity at a cost of $2.4 million from a third party annuity provider to provide benefits for all remaining Eureka Plan participants. The termination process is in compliance with the relevant regulations of the Department of Labor.

     The following tables set forth the funded status of the Eureka Plan and related net periodic benefits cost for the year prior to the termination:

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

For the Year
Ended
December 31,
2002
(Dollars in
thousands)
Interest cost on projected benefit obligation	$358
Assumed return on plan assets	(337)

Net periodic pension benefit	$21

     As of December 31, 2004, 3,443 shares of the Company’s common stock were held in treasury under the Company’s non-qualified defined benefit retirement plan for non-employee members of its Board of Directors. These shares were previously repurchased in the open market at a cost of $0.6 million to be distributed to certain non-employee members of the Company’s Board of Directors. As of December 31, 2004, the Company had $0.2 million included in other liabilities for the remaining benefits owed to certain current and retired executive officers pursuant to a terminated non-qualified supplemental retirement plan for executive officers and $1.0 million in other liabilities for postretirement health care benefits owed to certain retired employees, officers and directors pursuant to a terminated retiree health plan.

      Effective October 31, 2002, the Company’s Board of Directors approved the termination of the Company’s Employee Stock Ownership Plan (“ESOP”). All participants were fully vested as of October 1, 2002. Before the termination, the Company borrowed from a financial institution and in turn lent it to the ESOP to purchase shares of the Company’s common stock in the open market. As of December 2002, the ESOP debt was fully paid. Interest expense of the ESOP debt amounted to $7,000 for the year ended December 31, 2002. The ESOP held 36,144 shares of the Company’s common stock at December 31, 2003. During the second quarter of 2004, these shares were distributed to participants. All fractional shares were paid in cash. Prior to the termination, the Company made periodic contributions to the ESOP to enable the ESOP to pay principal, interest expense and administrative costs not covered by cash dividends received by the ESOP on its unallocated shares of the Company’s common stock. The Company made cash contributions to the ESOP of $1.1 million for the year ended December 31, 2002. All shares of common stock held by the ESOP were treated as outstanding shares in calculating both basic and diluted earnings per share. ESOP-related compensation expense of $0.5 million was recorded for the year ended December 31, 2002.

     The Company has a 401(k) thrift plan under which an employee with three or more months of service may contribute from 2% to 15% of base salary to the plan. The amount of base salary deferred is not subject to federal or state income taxes at the time of deferral. After one year of service, the Company will match an employee’s contribution up to 100% of the first 6% of the employee’s base salary, depending on the employee’s length of service. The Company’s contribution was $0.3 million, $0.4 million and $1.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 17. Derivative Instruments

     The Company uses derivatives to modify interest rate characteristics of certain assets or liabilities to hedge its exposure to interest rate fluctuations, reducing the effects these fluctuations might have on associated cash flows or values. Derivative financial instruments involve, to varying degrees, elements of credit risk. Credit risk is defined as the possibility of sustaining a loss because counterparties to the financial instrument fail to perform in accordance with the terms of the contract.

     As a result of the Company’s re-adoption of going concern basis accounting effective October 1, 2003 and the use of accounting prescribed by Statement No. 133, the Company’s derivative instruments are being carried at fair value, with changes in such fair value charged or credited to earnings. Prior to the Company’s re-adoption of going concern basis accounting, it accounted for changes in the market value of derivative instruments using liquidation basis accounting. Accordingly, changes in the fair value of these derivative instruments were reflected in the consolidated statements of net assets in liquidation under pre-tax loss from operations, while offsetting changes in the market value of underlying auto contracts were included in changes in estimated values of assets and liabilities.

     The Company was a party to “fixed-for-floating” interest rate swaps with notional principal amounts of $145.0 million and $133.0 million at December 31, 2004 and 2003, respectively. The interest rate swaps mature at various dates between May 2005 and May 2008. During 2004, the Company paid a fixed interest rate of 2.51% and received a floating interest rate of 1.46%. During 2003, the Company paid a fixed interest rate of 2.29% and received a floating interest rate of 1.18%. Interest rate swaps increased interest expense by $1.8 million and $0.3 million for the years ended December 31, 2004 and 2003, respectively. To record its interest rate swaps at their fair value, as required by Statement No. 133, the Company recognized gains of $2.1 million during 2004 and losses of $1.6 million during 2003.

     As discussed in Note 11, BVAC draws on its warehouse credit facility by transferring auto contracts to a special purpose entity, a statutory trust, which issues notes to its two lenders including a commercial paper conduit affiliated with one of the lenders (the “Note Purchasers”). Under the terms of the facility, the trust enters into out-of-the-money, interest rate cap contracts, containing terms and conditions required by the Note Purchasers, to provide protection to the Note Purchasers from interest rate risk embedded in the fixed-rate auto contracts that have been transferred to the trust. BVAC incurs the cost of these interest rate caps. The notional balance of these amortizing interest rate caps is maintained by the trust to coincide with the outstanding balance of the underlying auto contracts. At December 31, 2004, the notional amount of these interest rate caps was $281.3 million. The contracts mature between May 2008 and October 2010; the strike rates on the contracts, which are indexed to the 1 month Libor rate, range between 5.50% and 6.25%. At December 31, 2004, the interest rate caps had a fair value of $0.7 million. For the year ended December 31, 2004, the Company recognized $0.7 million of unrealized losses on interest rate caps. The fair value of the interest rate caps is included in other assets.

Note 18. Commitments and Contingencies

Premises

     At December 31, 2004, the Company occupied three offices including its corporate headquarters office and had an additional two offices that have been vacated, and are subleasing, under operating lease agreements expiring at various dates through the year 2012. In most instances, these lease arrangements include options to renew or extend the lease at market rates.

     The Company is a party to lease agreements for two former Bay View Franchise Mortgage Acceptance Company offices, both of which were subleased at December 31, 2004.

     Rental expense was $1.2 million for the year ended December 31, 2004, $1.2 million for 2003 and $9.1 million for 2002. Sublease rental income totaled $18,000 for the year ended December 31, 2004, $186,000 for 2003 and $567,000 for 2002.

     Future minimum payments under noncancellable lease obligations are summarized below. These payments have not been reduced to reflect approximately $2.3 million in sublease rental income from existing sublease rental arrangements through the year 2008.

Operating Lease
Payments
(Dollars in thousands)
2005	$2,903
2006	2,507
2007	2,542
2008	2,305
Thereafter	6,577

$16,834

     Included in the table above are future minimum lease payments of $15.1 million related to the Company’s liquidating activities. At December 31, 2004, the Company had accrued $6.0 million for future rent payments net of estimated sublease income as facilities costs as described in Note 2.

Loans

     At December 31, 2004 and 2003, the Company had contingent liabilities of $14.5 million and $14.4 million, respectively, related to a standby letter of credit that the Bank had provided on bonds issued by a community housing development in Northern California. This letter of credit has been secured by a cash deposit of a corresponding amount which is included in restricted cash. The Company had no outstanding lending commitments at December 31, 2004 and 2003. There were no outstanding recourse and subordination contingencies at December 31, 2004 and 2003.

Litigation

     On August 29, 2003, Financial Security Assurance Inc. (“FSA”) filed a complaint against the Company and the Bank in the United States District Court for the Southern District of New York. The complaint, as amended, alleges breaches of representations and warranties or indemnity obligations with regard to a number of loans that served as collateral for two securitizations involving the Company and/or a former subsidiary, Bay View Franchise Mortgage Acceptance Company that were effected in 1998 and 2000. FSA guaranteed certain payments in connection with these securitizations. The Company vigorously denies any liability to FSA and has asserted numerous defenses to each of FSA’s claims. The Company has also filed counterclaims against FSA.

     The Company is a party to various other legal actions arising in the normal course of business.

     After consultation with counsel, the Company does not currently expect that the resolution of these legal actions will have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

Note 19. Estimated Fair Value of Financial Instruments

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments.” Fair value estimates, methods and assumptions, set forth below for the Company’s financial instruments, are made solely to comply with the requirements of Statement No. 107 and should be read in conjunction with the Company’s consolidated financial statements and related notes.

     The Company has determined the estimated fair value amounts by using market information and valuation methodologies that it considers appropriate. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize or has realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For all of these reasons, the aggregation of the fair values presented herein does not represent, and should not be construed to represent, their underlying value.

     The following methods and assumptions have been used to estimate the fair value of each class of financial instrument for which it was practicable to estimate the value:

     Cash and cash equivalents: This category includes cash and deposits due from depository institutions and money market funds. The cash equivalents were readily convertible to known amounts of cash or are so near their maturity that they present insignificant risk of changes in value. For these short-term financial instruments, the carrying amount approximated fair value.

     Securities: The fair values of investment securities and retained interests in loan securitizations were estimated by discounting future cash flows using a discount rate commensurate with the risks involved. The fair value of mortgage-backed securities was based on published market prices or quotes obtained from independent registered securities brokers.

     Auto contracts and other loans: The fair value of auto contracts and other loans was based on prices for similar loans in the secondary whole loan or securitization markets with similar credit terms and remaining maturities. Prepayment estimates were based on historical experience for similar loans.

     Borrowings: Borrowings include BVAC’s floating rate warehouse credit facility and a structured financing of the Company’s auto lease cash flows which mature within one year of December 31, 2004. For such borrowings, the carrying amount approximates fair value.

     Junior Subordinated Deferrable Interest Debentures: The carrying value of the Junior Subordinated Deferrable Interest Debentures, which were redeemed on June 30, 2004, in connection with the Company’s redemption of the remaining Capital Securities, approximated fair value at December 31, 2003.

     Interest rate swaps: The fair value of interest rate swaps is the estimated amount that the Company would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparties.

     Interest rate caps: The fair value of interest rate caps is the estimated amount that the Company would receive or pay to terminate the cap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the cap counterparties.

     Limitations: The fair value estimates presented herein were based on pertinent information available to the Company as of December 31, 2004 and 2003. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

     The following table sets forth the estimated fair values of the Company’s financial instruments as of the dates indicated:

	At December 31,
	2004		2003
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Cash, cash equivalents and restricted cash	$31,292	$31,292	$43,803	$43,803
Retained interests in securitizations and other securities	22,636	22,636	28,836	28,836
Mortgage-backed securities	—	—	5,982	5,893
Auto installment contracts and other loans	328,786	329,207	177,948	179,287
Financial liabilities:
Borrowings	300,650	300,650	154,276	154,276
Junior Subordinated Deferrable Interest Debentures	—	—	24,784	24,784
Interest rate swaps – unrealized gain (loss)	398	398	(1,624)	(1,624)
Interest rate caps – unrealized gain	698	698	—	—

Note 20. Segment and Related Information

     The Company considers its auto finance business to be its sole line of business. Prior to the Company’s adoption of the Plan on September 30, 2002, the Company had two operating segments that were referred to as business platforms. The platforms were determined primarily based upon the characteristics of interest-earning assets and their respective distribution channels and reflect the way that the Company monitored, measured and evaluated its primary business activities. The platforms were comprised of: a Retail Platform which was comprised of single-family real estate loans, home equity loans and lines of credit, auto contracts and leases, mortgage-backed securities and other investments, and consumer banking products and services; and a Commercial Platform which was comprised of multi-family and commercial real estate loans, franchise loans, franchise asset-backed securities, asset-based loans, syndicated loans, factored receivables and commercial leases, and business banking products and services.

     The Company evaluated the performance of its segments based upon contribution by platform. Contribution by platform is defined as each platform’s net interest income and noninterest income less each platform’s allocated provision for losses on loans and leases, direct general and administrative expenses, including certain expense allocations, and other noninterest expense, including the amortization of intangible assets.

     In computing net interest income by platform, the interest expense associated with the warehouse lines, which were used primarily to fund franchise loans held-for-sale, was allocated directly to the Commercial Platform. The interest expense associated with remaining funding sources, including dividends associated with the 9.76% Capital Securities, was allocated to each platform on a pro-rata basis determined by the relative amount of average interest-bearing liabilities, excluding warehouse lines, that were required to fund the platform’s interest-earning assets.

     The Retail Platform incurred the direct general and administrative expenses related to operating the Company’s branch network, which served primarily to generate deposits used to fund interest-earning assets in the Retail and Commercial Platforms. A portion of these direct general and administrative expenses was allocated to the Commercial Platform based upon the relative amount of average interest-bearing liabilities that were required to fund the platform’s interest-earning assets.

     All indirect general and administrative expenses not specifically identifiable with, or allocable to, the Company’s business platforms were included in indirect corporate overhead. Indirect corporate overhead included expenses associated with our administrative and support functions. Liquidation adjustments recorded during the third quarter of 2002 in connection with the Company’s adoption of liquidation basis accounting effective September 30, 2002 were not allocated to the Company’s business platforms.

     The following table sets forth each platform’s contribution for the period indicated. The table also sets forth the reconciliation of total contribution by platform to consolidated net income for the period indicated. Reconciling items generally included indirect corporate overhead, liquidation and valuation adjustments for 2002 and income taxes.

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

Note 21. Selected Quarterly Results of Operations (Unaudited)

     During the Company’s year-end audit and Sarbanes-Oxley Section 404 review, the Company determined that it should have recognized a total of $0.4 million of unrealized after-tax losses on certain derivative instruments. As described in Note 11, BVAC maintains, through an affiliated special purpose trust entity, a $350.0 million revolving receivables warehouse facility. Under the terms of this facility, the special purpose trust entity maintains interest rate caps to protect the holders of interest in the trust from interest rate risk in fixed-rate automobile installment contracts transferred to the trust. While BVAC pays the costs associated with the required interest rate caps, the special purpose trust entity owns the required interest rate caps and has pledged the benefits thereof to an indenture trustee for the benefit of the secured parties of such trust. BVAC considered the cost of the interest rate caps to be a cost of its warehouse facility, and as such, the cost was deferred and amortized as a cost of the warehouse facility. Subsequently it was determined that the Company should have recognized the interest rate caps as its derivative instruments and recorded them at fair value with changes in the fair value recognized in earnings in accordance with Statement No. 133. In light of this information, the Company adjusted the carrying value of these interest rate caps to fair value at each of the quarter-ends in 2004 and recognized an unrealized loss on the interest rate caps. This resulted in revised earnings for the quarters ended March 31, June 30 and September 30, 2004. The Company intends to restate its previously reported consolidated financial statements for the first, second and third quarters of 2004 that were previously reported in its Quarterly Reports on Form 10-Q in addition to its consolidated financial statements for the fourth quarter of 2004 that were previously furnished in a Current Report on Form 8-K dated January 28, 2005 (collectively, the “2004 Quarterly Statements”). The 2004 Quarterly Statements will correct the manner in which the Company accounted for the aforementioned interest rate cap contracts. The aggregate effect of the restatements is to increase the Company’s net loss by $430 thousand, or $0.06 per share.

	For the Year Ended December 31, 2004
	First	Second	Third
	Quarter	Quarter	Quarter	Fourth
	(As restated)(1)	(As restated)(1)	(As restated)(1)	Quarter
	Going Concern Basis
	(Dollars in thousands, except per share amounts)
Interest income	$4,912	$5,212	$5,960	$6,525
Net interest income	2,970	3,049	3,813	3,932
Provision for credit losses	—	521	331	760
Loss before income tax benefit	(1,483)	(291)	(2,662)	(2,002)
Net loss	(901)	(177)	(1,618)	(1,216)
Basic loss per share (1)	$(0.14)	$(0.03)	$(0.25)	$(0.18)
Diluted loss per share (1)	$(0.14)	$(0.03)	$(0.25)	$(0.18)

	For the Year Ended December 31, 2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	Liquidation Basis			Going Concern Basis
	(Dollars in thousands, except per share amounts)
Interest income	$6,473	$6,286	$5,192	$4,936
Net interest income	3,294	3,783	2,463	1,324
Loss before income tax benefit	(836)	(1,531)	(2,228)	(857)
Adjustment for liquidation basis	(1,664)	(924)	(3,407)	—
Change in net assets in liquidation from operations	(1,698)	(1,669)	(971)	—
Net loss	—	—	—	(673)
Basic loss per share	N/A	N/A	N/A	$(0.10)
Diluted loss per share	N/A	N/A	N/A	$(0.10)

(1)	Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual amount. This is caused by rounding and the averaging effect of the number of share equivalents outstanding throughout the year, which changes with the market price of the common stock.

     The following table summarizes the changes in loss before income tax benefit, net loss, basic and diluted loss per share and total assets from amounts previously reported in the Company’s Quarterly Reports on Form 10-Q and its Current Report on Form 8-K dated January 28, 2005:

	Loss before		Basic Loss	Diluted Loss
	Taxes	Net Loss	per Share	per Share	Total Assets
	(Dollars in thousands, except per share amounts)
First Quarter 2004
As previously reported	$(1,388)	$(843)	$(0.13)	$(0.13)	$368,787
Adjustment	(95)	(58)	(0.01)	(0.01)	(58)

As restated	$(1,483)	$(901)	$(0.14)	$(0.14)	$368,729
Second Quarter 2004
As previously reported	$(199)	$(121)	$(0.02)	$(0.02)	$387,875
Adjustment (1)	(92)	(56)	(0.01)	(0.01)	(114)

As restated	$(291)	$(177)	$(0.03)	$(0.03)	$387,761
Third Quarter 2004
As previously reported	$(2,338)	$(1,421)	$(0.22)	$(0.22)	$390,724
Adjustment (1)	(324)	(197)	(0.03)	(0.03)	(311)

As restated	$(2,662)	$(1,618)	$(0.25)	$(0.25)	$390,413
Fourth Quarter 2004
As previously reported	$(1,805)	$(1,097)	$(0.17)	$(0.17)	$423,758
Adjustment (1)	(197)	(119)	(0.01)	(0.01)	(430)

As restated	$(2,002)	$(1,216)	$(0.18)	$(0.18)	$423,328

(1)	Represents year-to-date adjustment to total assets.

Note 22. Subsequent Events

     On February 17, 2005, the Company, through Bay View 2005-LJ-1 Owner Trust, issued $232.1 million of auto receivable backed notes payable. The issue was comprised of five classes of notes, Classes A-1 through A-4, and Class I which is an interest only security. The notes have a weighted-average stated coupon of 4.19% and final maturities ranging between February 27, 2006 and May 25, 2012. The notes are insured as to the timely payment of principal and interest and they contain a call provision that grants the Company the option of calling the notes at any time after the aggregate balance of receivables has been reduced to 15% of the original pool of receivables. Proceeds from the issuance of the notes were used to repay $217.8 million of borrowings on the Company’s revolving warehouse credit facility.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Bay View Capital Corporation

     We have audited the accompanying statement of financial condition of Bay View Capital Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bay View Capital Corporation and subsidiaries at December 31, 2004, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Bay View Capital Corporation and subsidiaries internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 4, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ Grant Thornton LLP

San Francisco, California
April 4, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Bay View Capital Corporation and Subsidiaries:

     We have audited the accompanying consolidated statement of financial condition of Bay View Capital Corporation and Subsidiaries (the “Company”) as of December 31, 2003, and the related consolidated statements of operations and comprehensive income (loss) and of stockholders’ equity for the period from October 1, 2003 to December 31, 2003 and for the period from January 1, 2002 to September 30, 2002, the consolidated statements of changes in net assets in liquidation for the period from January 1, 2003 to September 30, 2003 and for the period from September 30, 2002 to December 31, 2002, and the consolidated statements of cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, (1) the financial position of the Bay View Capital Corporation and Subsidiaries at December 31, 2003, (2) the results of their operations for the period from October 1, 2003 to December 31, 2003 and for the period from January 1, 2002 to September 30, 2002, (3) the changes in their net assets in liquidation for the period from January 1, 2003 to September 30, 2003 and for the period from September 30, 2002 to December 31, 2002, and (4) their cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte Touche LLP

San Francisco, California
March 12, 2004
(August 13, 2004 as to Note 3)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

Item 9A. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2004. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file under the Exchange Act is recorded, processed, summarized and reported on a timely basis in accordance with generally accepted accounting principles in the United States (“GAAP”) and without material misstatement.

     Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2004, because of the material weaknesses in our internal control over financial reporting described in this Item 9A, our disclosure controls and procedures were not effective as of December 31, 2004 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file under the Exchange Act.

     Management’s Report on Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

     Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and our Chief Financial Officer to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP.

     Under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management has conducted a review, evaluation and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, using the criteria set forth for effective internal control over financial reporting as described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), our management makes the following assertions:

•	Management has implemented a process to monitor and assess both the design and operating effectiveness of our internal control over financial reporting.

•	Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness as to future financial reporting periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

     A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, we had three material weaknesses in our internal control over financial reporting that were communicated to us by our independent auditors; therefore, our internal control over financial reporting was not effective. A description of the three material weaknesses is as follows:

•	Our internal controls intended to ensure the proper accounting for derivatives (interest rate cap contracts) maintained by a special purpose trust in connection with a $350 million warehouse credit facility provided to the Company’s wholly owned subsidiary, Bay View Acceptance Corporation (“BVAC”), were not operating effectively. We determined that we should account for the derivatives in accordance with Statement of Financial Accounting Standards 133 (“SFAS 133”), Accounting for Derivatives and Hedging Activities. Under SFAS 133, we are now recognizing the value of the derivatives as an asset and record them at fair value, with any changes in fair value recognized in earnings. We previously accounted for the derivatives as a debt issuance cost of BVAC’s warehouse credit facility, which was amortized into the results of operations.

•	The above weakness reflects that a continuing weakness exists, as reported in a Form 8-K Current Report dated July 26, 2004, relating to insufficient qualified accounting personnel to identify and resolve complex accounting issues on a timely basis and lack of appropriate resources resulting in insufficient supervision and review of our financial reporting process.

•	The Company was unable to assess the effectiveness of the internal controls of two of BVAC’s third-party service organizations. The service organizations’ processes are an integral part of BVAC’s auto installment loan process, which is part of our internal control over financial reporting, specifically as to the existence and valuation of auto installment contracts, interest and fee income. The control deficiency did not result in a misstatement in our historical consolidated financial statements; however, it could result in a misstatement of auto installment contracts, interest and fee income that would result in a material misstatement to our annual or interim financial statements that might not be prevented or detected in a timely manner.

     A report of management’s assessment of the design and effectiveness of our internal control over financial reporting is included. Grant Thornton LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2004 based on criteria established by COSO. The report of Grant Thornton LLP dated April 4, 2005 is included below.

     Remediation Efforts Related to the Material Weakness in Internal Control over Financial Reporting

     At the direction and under the supervision of our Audit Committee, which held meetings on March 30, 2005, April 4, 2005, April 5, 2005 and April 8, 2005, we are undertaking the following actions to resolve the material weaknesses:

•	Commence an immediate and ongoing review of all loan arrangements that involve derivative instruments;

•	Conduct a quarterly review of all accounting policies that are relevant to proposed new or modified activities we contemplate undertaking;

•	Retain qualified independent advisors to provide guidance as it relates to complex accounting principles and commensurately evaluate the appropriate staff size and composition in our accounting and financial reporting areas;

•	Continue our efforts to have BVAC’s outside service organizations obtain SAS 70 Type II reports; and

•	Continue to conduct frequent periodic substantive testing to verify the accuracy of BVAC’s auto installment contract principal balances, interest and fee income.

     Our Form 8-K Current Report dated April 1, 2005 reported our loss before taxes, net loss, basic loss per share, diluted loss per share and total assets as originally reported, the adjustments required in accordance with SFAS 133 and our loss before taxes, net loss, basic loss per share, diluted loss per share and total assets in accordance with GAAP. We intend to restate our financial statements on Form 10-Q for the first, second and third quarters of 2004 and for the fourth quarter of 2004 as reported in a Form 8-K Current Report dated January 28, 2005.

     Our Audit Committee has also retained KPMG LLP, our internal auditors, to assist the Audit Committee in its oversight of the corrective actions.

     Changes in Internal Control over Financial Reporting

     Because of the material weaknesses described above in Management’s Report on Internal Control Over Financial Reporting, during 2005 we are undertaking the actions described above. There have been no other changes to our internal control over financial reporting since October 1, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     Report of Independent Registered Public Accounting Firm on Management’s Assessment of the Effectiveness of Internal Control over Financial Reporting and the Effectiveness of Internal Control over Financial Reporting

To the Shareholders and Board of Directors of
Bay View Capital Corporation and Subsidiaries

     We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that Bay View Capital Corporation and subsidiaries (the Company) did not maintain an effective internal control over financial reporting as of December 31, 2004, because of the effect of material weaknesses identified in management’s assessment based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We have identified the following material weaknesses that have been included as material weaknesses in management’s assessment:

i)	As of December 31, 2004, the Company’s internal control did not maintain effective control over a derivative instrument. Specifically, the derivative instrument overstated as a result of errors caused by management using an incorrect application of accounting principles generally accepted in the United States of America and incorrectly recorded the amount as a debt issuance cost. The Company did not have effective review and approval controls to prevent or detect these errors on a timely basis. This control deficiency resulted in the restatement of the Company’s interim consolidated financial statements for 2004. Additionally, this control deficiency could result in a misstatement of the derivative instrument and the related change in fair value that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management believes that this control deficiency constitutes a material weakness.

ii)	As of December 31, 2004, the Company’s internal control over the financial reporting process is not operating effectively due to insufficient qualified accounting personnel to identify and resolve accounting issues and lack of appropriate resources resulting in insufficient supervision and review of the financial reporting process. Accordingly, management believes that this control deficiency constitutes a material weakness.

iii)	As of December 31, 2004, the Company did not maintain effective control over the effectiveness of controls at two third-party service organizations. The service organizations’ processes are an integral part of the Company’s auto installment loan process. Such processes are considered part of the Company’s internal control over financial reporting specifically as to the existence and valuation of auto installment loan contracts and related interest and fee income. Management was unable to assess the effectiveness of controls over financial reporting at the service organizations. Management’s inability to obtain evidence about the effectiveness of controls over financial reporting at the service organizations represents a control deficiency. This control deficiency did not result in a misstatement to the Company’s historical consolidated financial statements; however, it could result in a misstatement of auto installment loan contracts and related interest and fee income that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management believes that this control deficiency constitutes a material weakness.

     These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated April 4, 2005 on those consolidated financial statements.

     In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     We do not express an opinion or any other form of assurance on management’s statements included in this Item 9A, Controls and Procedures, other than those statements included under Report of Management on Internal Control over Financial Reporting.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of Bay View Capital Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended and our report dated April 4, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ Grant Thornton LLP

San Francisco, California
April 4, 2005

Item 9B. Other Information

     None.

Part III

Item 10. Directors and Executive Officers of the Registrant

     Information concerning our executive officers, our directors and compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) by our directors, executive officers and beneficial owners of 10% or greater of our equity securities is incorporated herein by reference from our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 26, 2005. The compensation report and performance graph included in the Definitive Proxy Statement pursuant to Items 402(k) and 402(l) of Regulation S-K are specifically not incorporated by reference herein.

     We have adopted a Code of Ethical Conduct that applies to our directors, executive officers, employees and others acting on our behalf, including our principal executive officer, principal financial and accounting officer, and any other person performing similar functions. A copy of the Code of Ethical Conduct is filed in this Report as Exhibit 14.

Item 11. Executive Compensation

     Information concerning executive compensation is incorporated herein by reference from our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 26, 2005. The compensation report and performance graph included in the Definitive Proxy Statement pursuant to Items 402(k) and 402(l) of Regulation S-K are specifically not incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information concerning security ownership of certain beneficial owners and management and the Equity Compensation Plans table are incorporated herein by reference from our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 26, 2005.

Item 13. Certain Relationships and Related Transactions

     Information concerning certain relationships and related transactions is incorporated herein by reference from our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 26, 2005.

Item 14. Principal Accountant Fees and Services

     Information concerning principal accounting fees and services is incorporated herein by reference from our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 26, 2005.

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) and (2):

     Our Financial Statements and Supplementary Data contained in Item 8 are filed as part of this report. All financial statement schedules have been omitted as the required information is not applicable or has been included in our financial statements and related notes.

(a) (3):

     Exhibits are listed in the table below.

Regulation		Reference to prior
S-K		filing or exhibit
Exhibit		number attached
Number	Document	hereto
2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None

3	Articles of Incorporation	3a

	Bylaws	3b

4	Instruments defining the rights of security holders, including indentures:

	Articles of Incorporation	3a

	Bylaws	3b

	Specimen of common stock certificate	4a

9	Voting trust agreement	None

10	Material contracts:

	Contribution Agreement by and between Bay View Acceptance Corporation, as Contributor, and Bay View Receivables Corporation, as Depositor	10.1

	Amendment No. 1 dated as of June 25, 2004 to Contribution Agreement dated as of June 5, 2003	10.1.a

	Sale and Servicing Agreement by and among Bay View Auto Receivables Owner Trust, as Issuer, Bay View Receivables Corporation, as Depositor, Bay View Acceptance Corporation, as Servicer, and as Contributor and JPMorgan Chase Bank, as Indenture Trustee and Systems & Services Technologies, Inc., as Backup Servicer dated as of June 5, 2003	10.2

	Amendment No. 1 dated as of June 25, 2004 to Sale and Servicing Agreement, dated, as of June 5, 2003	10.2.a

	Custodian Agreement among Bay View Acceptance Corporation, as Custodian, and Bay View Auto Receivables Owner Trust, as Issuer and JPMorgan Chase Bank, as Indenture Trustee, dated as of June 5, 2003	10.3

	Amendment No. 1 dated as of June 25, 2004 to Custodian Agreement, dated as of June 5, 2003	10.3.a

	Trust Agreement between Bay View Receivables Corporation, as Depositor and Wilmington Trust Company, as Owner Trustee, dated as of June 5, 2003	10.4

	Bay View Auto Receivables Owner Trust, Issuer and JPMorgan Chase Bank Indenture Trustee, Indenture, dated as of June 5, 2003, $250,000,000 Bay View Auto Receivables Owner Trust Automobile Receivables-Backed Notes, Series 2003-1	10.5

	Bay View Auto Receivables Owner Trust, Issuer and JPMorgan Chase Bank, Trustee, First Supplemental Indenture, dated as of March 17, 2004 to the Indenture dated as of June 5, 2003	10.5.a

Regulation		Reference to prior
S-K		filing or exhibit
Exhibit		number attached
Number	Document	hereto
	Bay View Auto Receivables Owner Trust, Issuer and JPMorgan Chase Bank, Trustee, Second Supplemental Indenture, dated as of June 25, 2004 to the Indenture dated as of June 5, 2003	10.5.b

	Bay View Auto Receivables Owner Trust, Issuer and JPMorgan Chase Bank, Trustee, Third Supplemental Indenture, dated as of January 31, 2005 to the Indenture dated as of June 5, 2003	10.5.c

	Amended and Restated Note Purchase Agreement among Bay View Acceptance Corporation, (the “Contributor”), Bay View Auto Receivables Owner Trust, (the “Issuer”), Sheffield Receivables Corporation, (the “Initial Purchaser”), UBS Real Estate Securities, Inc., (the “New Purchaser”) and Barclays Bank, PLC (as a “Financial Institution”, as a “Bank Purchaser” and as the “Agent” for the Financial Institutions and the Purchasers), dated as of June 25, 2004	10.6

	Employment Contract with P.K. Chatterjee	10a

	Supplemental Executive Retirement Plan	10b

	Senior Management Incentive Plan	10c

	Senior Management Long-Term Incentive Plan	10d

	Amended and Restated 1986 Stock Option and Incentive Plan	10e

	Amendment No. One to the 1986 Stock Option and Incentive Plan	10f

	Amendment No. One to the Amended and Restated 1995 Stock Option and Incentive Plan	10f

	Amendment No. Two to the Amended and Restated 1995 Stock Option and Incentive Plan	10f

	Amended and Restated 1989 Non-Employee Director Stock Option Plan	10g

	Deferred Compensation Plan	10h

	Amended and Restated 1995 Stock Option and Incentive Plan	10i

	1998 — 2000 Stock Performance Plan	10j

	1998 Non-Employee Director Stock Option and Incentive Plan	10j

	Supplemental Phantom Stock Unit Plan	10k

	2001 Equity Incentive Plan for Employees	10l

	2001 Non-Employee Director Stock Option Plan	10m

	Amendment No. One to the Stock in Lieu of Cash Compensation Plan for Non-Employee Directors	10n

	Amendment No. Three to the Amended Outside Directors Retirement Plan	10n

11	Statement re computation of per share earnings	11

12	Statements re computation of ratios	12

13	Annual Report to security holders	Not required

14	Code of Ethical Conduct	14

16	Letter re change in certifying accountant	Not required

18	Letter re change in accounting principles	None

21	Subsidiaries of the Registrant	21

22	Published report regarding matters submitted to vote of security holders	None

23	Consent of Grant Thornton LLP	23.1

	Consent of Deloitte & Touche LLP	23.2

24	Power of attorney	Not required

31	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	31.1

31	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	31.2

Regulation		Reference to prior
S-K		filing or exhibit
Exhibit		number attached
Number	Document	hereto
32	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002	32.1

32	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002	32.2

99	Additional Exhibits	None

     (References to Prior Filings)

3a	Filed as exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q filed August 13, 2004 for the quarterly period ended June 30, 2004 (File No. 0-14879)

3b	Filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed March 29, 2005 (File No. 001-14879)

4a	Filed as exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed March 24, 2000 for the year ended December 31, 1999 (File No. 0-14879)

10a	Filed as exhibit 10.a to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2004 for the quarter ended September 30, 2004 (File No. 0-14879)

10b-d	Filed as exhibits 10.6 to 10.8, respectively, to the Registrant’s Annual Report on Form 10-K filed March 30, 1993 for the year ended December 31, 1992 (File No. 0-17901)

10e	Filed as exhibit 4 to the Registrant’s Registration Statement on Form S-8 filed August 11, 1995 (File No. 33-95724)

10f	Filed as exhibits 10 to 10.2, respectively, to the Registrant’s Quarterly Report on Form 10-Q filed November 12, 1999 for the quarterly period ended September 30, 1999 (File No. 0-14879)

10g	Filed as exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed July 26, 1991 (File No. 33-41924)

10h	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as amended on Form 10-K/A on June 27, 1997 (File No. 0-17901)

10i	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as amended on Form 10-K/A on June 27, 1997 (File No. 0-17901)

10j	Filed as an appendix to the Registrant’s Definitive Proxy Statement on Schedule 14-A filed April 20, 1998 (File No. 0-17901)

10k	Filed as exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2000 for the year ended December 31, 1999 (File No. 0-14879)

10l	10n Filed as exhibit 10 to the Registrant’s Registration Statement on Form S-8 filed September 27, 2001 (File No. 333-70372)

10m	Filed as exhibit 10 to the Registrant’s Registration Statement on Form S-8 filed September 27, 2001 (File No. 333-70362)

10n	Filed as exhibits 10.1 and 10.2, respectively, to the Registrant’s Annual Report on Form 10-K filed March 19, 2003 for the year ended December 31, 2002 (File No. 0-14879)

     All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2005	BAY VIEW CAPITAL CORPORATION
	By:	/s/ John Okubo
John Okubo
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Robert B. Goldstein	By: /s/ Charles G. Cooper

Robert B. Goldstein	Charles G. Cooper, Director
Chairman of the Board	President and Chief Executive Officer
(Principal Executive Officer)
Date: April 15, 2005
Date: April 15, 2005

By: /s/ Roger K. Easley	By: /s/ Thomas M. Foster

Roger K. Easley, Director	Thomas M. Foster, Director

Date: April 15, 2005	Date: April 15, 2005

By: /s/ Joel E. Hyman	By: /s/ John W. Rose

Joel E. Hyman, Director	John W. Rose, Director

Date: April 15, 2005	Date: April 15, 2005

By: /s/ Frederick W. Dreher

Frederick W. Dreher, Director

Date: April 15, 2005