Form 10-Q/A
period 2004-06-30
BAY VIEW CAPITAL CORP
filed 2005-05-10
CIK 840387

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

EXPLANATORY NOTE:

     This Amendment No. 1 on Form 10-Q/A amends and restates Part I, Items 1 and 2, and Part II, Item 6 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on August 13, 2004 (the “Original Filing”). We are filing this Amendment No. 1 to reflect the restatement of our condensed consolidated financial statements as of and for the three- and six-month periods ended June 30, 2004.

     As discussed in more detail in Note 2 to our condensed consolidated financial statements contained in this Form 10-Q/A, the restatement resulted from a review of the Company’s accounting treatment of interest rate caps related to our auto finance subsidiary’s revolving receivables warehouse facility. The effect of the restatement is to decrease total assets as of June 30, 2004 by $114 thousand and to increase the Company’s net loss for the three- and six-month periods ended June 30, 2004 by $56 thousand and $114 thousand, respectively. Revised financial information for the periods presented reflecting these restatements was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004 (the “Form 10-K”), which was filed with the Securities and Exchange Commission on April 18, 2005. The restated financial and other information included in this Amendment No. 1 should be read together with the Form 10-K.

     Except as set forth above, this Form 10-Q/A continues to speak as of August 13, 2004, the date of the filing of the Original Filing, and we have not updated the disclosures contained herein to reflect any events that have occurred thereafter. For a discussion of events and developments thereafter, reference is made to the periodic reports we have filed with the Securities and Exchange Commission since August 13, 2004.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bay View Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Financial Condition
(Unaudited)

	June 30, 2004	December 31, 2003
	(As Restated, See Note 2) (Dollars in thousands)
ASSETS
Cash and cash equivalents	$5,839	$11,563
Restricted cash	37,114	32,240
Securities available-for-sale:
Retained interests in securitizations	26,718	28,590
Mortgage-backed and other securities	201	6,139
Installment contracts and loans held-for-sale:
Installment contracts	149,637	165,874
Other loans	5,312	12,074
Installment contracts held-for-investment, net of allowance for losses of $480 thousand at June 30, 2004	102,502	—
Investment in operating lease assets, net	27,041	66,657
Real estate owned, net	4,254	4,955
Premises and equipment, net	460	371
Repossessed vehicles	395	438
Income taxes, net	15,760	21,031
Goodwill	1,846	1,846
Other assets	10,682	12,340

Total assets	$387,761	$364,118

LIABILITIES AND STOCKHOLDERS’ EQUITY
Borrowings:
Warehouse credit facility	$220,941	$138,221
Other borrowings	6,136	16,055
Junior Subordinated Deferrable Interest Debentures	—	24,784
Other liabilities	11,246	17,500
Liquidation reserve	10,290	11,626

Total liabilities	248,613	208,186

Stockholders’ equity:
Common stock ($.01 par value); authorized, 80,000,000 shares; issued, 2004 - 6,590,461 shares; 2003 - 6,579,333 shares; outstanding, 2004 - 6,587,018 shares; 2003 - 6,575,890 shares	66	658
Additional paid-in capital	140,904	156,588
Accumulated deficit	(1,751)	(673)
Treasury stock, at cost; 2004 - 3,443 shares; 2003 - 3,443 shares	(587)	(587)
Accumulated other comprehensive gain (loss)	516	(54)

Total stockholders’ equity	139,148	155,932

Total liabilities and stockholders’ equity	$387,761	$364,118

See notes to condensed consolidated financial statements.

Bay View Capital Corporation and Subsidiaries

Condensed Consolidated Statement of Operations and Comprehensive Loss
(Unaudited)

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2004	June 30, 2004
	(As Restated, See Note 2) Going Concern Basis
	(Dollars in thousands, except per
	share amounts)
Interest income:
Interest on installment contracts and loans	$4,508	$8,663
Interest and dividends on investment securities	702	1,430
Interest on mortgage-backed securities	2	31

	5,212	10,124
Interest expense:
Interest on borrowings	2,163	4,105

	2,163	4,105
Net interest income	3,049	6,019
Provision for credit losses	521	521

Net interest income after provision for credit losses	2,528	5,498
Noninterest income:
Leasing income	3,596	8,824
Loan fees and charges	224	724
Loan servicing income	852	1,799
Gain (loss) on sale of assets and liabilities, net	260	(45)
Other, net	1,232	1,908

	6,164	13,210
Noninterest expense:
General and administrative	6,146	12,687
Leasing expenses	2,848	7,515
Real estate owned operations, net	(11)	280

	8,983	20,482
Loss before income tax benefit	(291)	(1,774)
Income tax benefit	(114)	(696)

Net loss	$(177)	$(1,078)

Basic loss per share	$(0.03)	$(0.16)

Diluted loss per share	$(0.03)	$(0.16)

Weighted-average basic shares outstanding	6,591	6,581

Weighted-average diluted shares outstanding	6,591	6,581

Net loss	$(177)	$(1,078)
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on securities available-for-sale, net of tax expense (benefit) of ($24) and $364 for the three and six month periods ended June 30, 2004, respectively	(38)	570

Other comprehensive income (loss)	(38)	570

Comprehensive loss	$(215)	$(508)

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

Bay View Capital Corporation and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

						Unrealized
						Gain (Loss) on
	Number		Additional			Securities	Total
	of Shares	Common	Paid-in	Accumulated	Treasury	Available-for-Sale,	Stockholders’
	Issued	Stock	Capital	Deficit	Stock	Net of Tax	Equity
				(Dollars in thousands)
Balance at January 1, 2004	6,579	$658	$156,588	$(673)	$(587)	$(54)	$155,932
Exercise of stock warrants	4	—	20	—	—	—	20
Distribution of director’s stock-in-lieu of cash plan shares	8	1	181	—	—	—	182
Reclassification of common stock par value to additional paid-in-capital due to reverse stock split	—	(593)	593	—	—	—	—
Cash distribution	—	—	(16,478)	—	—	—	(16,478)
Net loss (As Restated, See Note 2)	—	—	—	(1,078)	—	—	(1,078)
Unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	570	570

Balance at June 30, 2004 (As Restated, See Note 2)	6,591	$66	$140,904	$(1,751)	$(587)	$516	$139,148

See notes to condensed consolidated financial statements.

Bay View Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2004	2003
	(As Restated, See Note 2) (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss and certain changes in net assets in liquidation	$(1,078)	$(3,367)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Net increase in loans and leases held-for-sale resulting from originations, net of repayments	(96,977)	(73,494)
Proceeds from sales and /or securitizations of loans and leases held-for-sale	14,988	115,466
Provision for credit losses	521	—
Depreciation and amortization of premises and equipment	166	298
Depreciation and amortization of investment in operating lease assets	6,924	16,572
Accretion of retained interests in securitizations	(1,242)	(1,489)
Amortization of premiums and accretion of discount	81	(3,107)
Provision for deferred taxes	(696)	—
Loss on sale of assets and liabilities, net	45	32
Change in fair value of derivative instruments	(1,437)	—
Increase in restricted cash	(4,874)	—
(Increase) decrease in other assets	3,604	(2,089)
Decrease in other liabilities	(3,553)	(15,187)
Decrease in reserve for estimated costs during the period of liquidation	(1,336)	(26,616)
Adjustment for liquidation basis	—	2,588
Other, net	2,056	1,232

Net cash (used in) provided by operating activities	(82,808)	10,839

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in investment in operating lease assets	32,101	51,085
Principal payments on mortgage-backed securities	383	7,965
Principal payments on investment securities	4,011	5,156
Proceeds from sale of mortgage-backed securities available-for-sale	5,626	130
Proceeds from sale of investment securities available-for-sale	—	2,735
Proceeds from sale of real estate owned	690	2
Additions to premises and equipment	(252)	(17)
Decrease in investment in stock of the Federal Home Loan Bank of San Francisco	—	15,576

Net cash provided by investing activities	42,559	82,632

Bay View Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2004	2003
	(As Restated, See Note 2) (Dollars in thousands)
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

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2004	June 30, 2004
	(As Restated, See Note 2) (Dollars in thousands, except per
	share amounts)
As reported net loss in Consolidated Statement of Operations and Comprehensive Loss	$(177)	$(1,078)
Stock-based employee compensation included in net loss as reported	—	—
Stock-based employee compensation expense determined under fair value method, net of taxes	—	—

Pro forma net loss, after stock-based employee compensation expense	$(177)	$(1,078)

Net loss per share — basic:
As reported	$(0.03)	$(0.16)
Pro forma	$(0.03)	$(0.16)
Net loss per share — diluted:
As reported	$(0.03)	$(0.16)
Pro forma	$(0.03)	$(0.16)

     For the three- and six-month periods ended June 30, 2003, we reported our results using the liquidation basis of accounting under which earnings per share information is not presented.

Bay View Capital Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2004
(Unaudited)

Note 2. Restatement of the Condensed Consolidated Financial Statements as of and for the Three- and Six-Months ended June 30, 2004

     As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (“Form 10-K”), which was filed with the Securities and Exchange Commission on April 18, 2005, the Company is restating its condensed consolidated financial statements for the first, second and third quarters of 2004 to correct its accounting for derivatives (interest rate cap contracts) maintained by an affiliated special purpose owners trust entity in connection with BVAC’s $350 million revolving receivables warehouse credit facility. The effect of the restatement is to decrease total assets as of June 30, 2004 by $114 thousand and to increase the Company’s net loss for the three- and six-month periods ended June 30, 2004 by $56 thousand and $114 thousand, respectively. Revised financial information for the periods presented reflecting these restatements was previously disclosed in our Form 10-K for the year ended December 31, 2004. The restated financial and other information included in this Amendment No. 1 should be read together with the Form 10-K.

Bay View Capital Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2004
(Unaudited)

     Except as set forth above, we have not updated the disclosures contained herein to reflect any events that have occurred after the Original Filing. The following table sets forth the impact of the restatement on net income and basic and diluted earnings per share for the three- and six-months ended June 30, 2004:

	As of and For the	As of and For the
	Three Months	Six Months
	Ended	Ended
	June 30, 2004	June 30, 2004
	(Amounts in thousands,
	except per share amounts)
Net loss:
Net loss as previously reported	$(121)	$(964)
Net loss as restated	$(177)	$(1,078)
Weighted-average basic shares outstanding	6,591	6,581
Add: Dilutive potential common shares	—	—

Weighted-average diluted shares outstanding	6,591	6,581

Basic loss per share:
Basic loss per share as previously reported	$(0.02)	$(0.15)
Restatement adjustment	(0.01)	(0.01)

Basic loss per share as restated	$(0.03)	$(0.16)

Diluted loss per share:
Diluted loss per share as previously reported	$(0.02)	$(0.15)
Restatement adjustment	(0.01)	(0.01)

Diluted loss per share as restated	$(0.03)	$(0.16)

Noninterest income:
Noninterest income as previously reported	$6,256	$13,397
Noninterest income as restated	$6,164	$13,210
Income taxes, net:
Income taxes, net as previously reported	$15,687	$15,687
Income taxes, net as restated	$15,760	$15,760

Other assets:
Other assets as previously reported	$10,869	$10,869
Other assets as restated	$10,682	$10,682
Total assets:
Total assets as previously reported	$387,875	$387,875
Total assets as restated	$387,761	$387,761

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

     The following table illustrates the calculation of basic and diluted loss per share for the periods indicated:

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2004	June 30, 2004
	(As Restated, See Note 2) (Amounts in thousands,
	except per share amounts)
Net loss	$(177)	$(1,078)

Weighted-average basic shares outstanding	6,591	6,581
Add: Dilutive potential common shares	—	—

Weighted-average diluted shares outstanding	6,591	6,581

Basic loss per share	$(0.03)	$(0.16)

Diluted loss per share	$(0.03)	$(0.16)

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

Note 5. Income Taxes

     The Company recorded tax benefits of $0.1 million and $0.7 million for the second quarter and the first six months of 2004, respectively. The effective tax rate used in computing the tax benefit for the second quarter and first six months of 2004 was 39.2%. This expected 2004 effective tax rate is higher than the federal statutory rate due primarily to state income and franchise taxes.

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

Income Taxes

     At June 30, 2004, we had deferred tax assets of $16.4 million, consisting of net deferred tax assets of $37.9 million less a valuation allowance of $21.5 million. This valuation allowance was established in consideration of our projected future net income available to realize the deferred tax assets under the Amended Plan in years after 2003.

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

Going Concern Basis

Results of Operations — Three- and Six-Month Periods ended June 30, 2004

     Our net loss for the second quarter of 2004 was $177 thousand, or $0.03 per diluted share. Net loss for the first six months of 2004 was $1.1 million, or $0.16 per diluted share. Our net losses for the quarter and the first six months of 2004 were comprised of net income from BVAC’s ongoing auto finance business totaling $1.4 million and $2.1 million, respectively, offset by net losses from the continued liquidation of the assets and liabilities we assumed from the Bank of $1.6 million and $3.2 million, respectively.

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

     For the quarter ended June 30, 2004, noninterest income was $6.2 million and included leasing income of $3.6 million, loan servicing and other fee income of $1.1 million, $2.7 million of net unrealized gains on derivative instruments carried at fair value, $1.4 million of unrealized losses in auto contracts carried at the lower of cost or estimated fair value, and $0.1 million of other income. Noninterest expense was $9.0 million and included leasing expenses of $2.8 million and operating expenses of $6.1 million.

     Year-to-date, noninterest income was $13.2 million and included leasing income of $8.8 million, loan servicing and other fee income of $2.5 million, $2.4 million of net unrealized gains on derivative instruments carried at fair value, $1.6 million of unrealized losses in auto contracts carried at the lower of cost or estimated fair value, and $1.1 million of other income. Noninterest expense was $20.5 million and included leasing expenses of $7.5 million and operating expenses of $13.0 million.

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

Income Taxes

     We recorded tax benefits of $0.1 million and $0.7 million for the second quarter and the first half of 2004, respectively. The effective tax rate used in computing the tax benefit for the second quarter and the first half of 2004 was 39.2%. This expected 2004 effective tax rate is higher than the federal statutory rate due primarily to state income and franchise taxes.

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

Balance Sheet Analysis

     Our total assets were $387.8 million at June 30, 2004 compared to $364.1 million at December 31, 2003. The increase in total assets was primarily due to $86.3 million of net growth in auto contracts offset, in part, by $39.6 million of payoffs of auto leases.

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

     Stockholders’ equity totaled $139.1 million at June 30, 2004 compared to $155.9 million at December 31, 2003.

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

Item 4. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2005. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file under the Exchange Act is recorded, processed, summarized and reported on a timely basis in accordance with generally accepted accounting principles in the United States (“GAAP”) and without material misstatement.

     Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2005, because of the material weaknesses in our internal control over financial reporting described in this Item 4, our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file under the Exchange Act. A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

     As of December 31, 2004, we had three material weaknesses in our internal control over financial reporting. A description of the three material weaknesses is as follows:

•	Our internal controls intended to ensure the proper accounting for derivatives (interest rate cap contracts) maintained by a special purpose trust in connection with a $350 million warehouse credit facility provided to the Company’s wholly owned subsidiary, Bay View Acceptance Corporation (“BVAC”), were not operating effectively. We determined that we should account for the derivatives in accordance with Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” Under SFAS 133, we are now recognizing the value of the derivatives as an asset and record them at fair value, with any changes in fair value recognized in earnings. We previously accounted for the derivatives as a debt issuance cost of BVAC’s warehouse credit facility, which was amortized into the results of operations.

•	The above weakness reflects that a continuing weakness exists, as reported in a Form 8-K Current Report dated July 26, 2004, relating to insufficient qualified accounting personnel to identify and resolve complex accounting issues on a timely basis and lack of appropriate resources resulting in insufficient supervision and review of our financial reporting process.

•	The Company was unable to assess the effectiveness of the internal controls of two of BVAC’s third-party service organizations. The service organizations’ processes are an integral part of BVAC’s auto installment loan process, which is part of our internal control over financial reporting, specifically as to the existence and valuation of auto installment contracts, interest and fee income. The control deficiency did not result in a misstatement in our historical consolidated financial statements; however, it could result in a misstatement of auto installment contracts, interest and fee income that would result in a material misstatement to our annual or interim financial statements that might not be prevented or detected in a timely manner.

     Limitations on the Effectiveness of Controls

     Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. In addition, controls can be circumvented by the individual acts of some persons, by the collusion of two or more persons or by management override of the controls.

     Remediation Efforts Related to the Material Weaknesses in Internal Controls

     At December 31, 2004, we had a material weakness relating to our accounting for interest rate caps. After further analysis we determined that the appropriate accounting application should have been in accordance with SFAS 133. During the first quarter of 2005, we announced the restatement of our financial statements for the first three quarters of 2004 and publicly released the effect of these corrections on our financial statements for each of the first three quarters of 2004. This Form 10-Q/A reflects the restatement of our condensed consolidated financial statements as of and for the three- and six-month periods ended June 30, 2004 to reflect these corrections.

     At the direction and under the supervision of our Audit Committee, we are undertaking the following actions to remediate the two remaining material weaknesses:

•	We are continuing to work with two of BVAC’s third party service organizations to obtain SAS 70 Type II reports that will allow us to assess the effectiveness of the internal controls of these organizations. We anticipate receipt of one of the reports by second quarter of 2005 and the other report by the third quarter of 2005.

•	We have retained an interim controller to assist in day-to-day accounting management and financial reporting. We are continuing our interview process to identify qualified and experienced candidates to supplement our accounting staff.

•	We are continuing ongoing reviews of all loan arrangements that involve derivative instruments.

•	We are in the process of retaining a qualified independent advisory firm to provide guidance as it relates to the application of complex accounting principles.

     Our Audit Committee has also directed KPMG LLP, our internal auditors, to assist the Audit Committee in its oversight of the corrective actions.

     (b) Changes in Internal Controls

     As discussed above, as of March 31, 2005, we remediated the material weakness attributable to our accounting for derivatives (interest rate cap contracts) maintained by a special purpose trust in connection with a $350 million warehouse credit facility. We are now accounting for the derivatives in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” Henceforth, any transaction that involves a derivative will be analyzed for appropriate accounting treatment prior to the execution of the transaction. For the remaining two material weaknesses noted above, we are undertaking the actions described above during 2005.

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

BAY VIEW CAPITAL CORPORATION Registrant
DATE: May 10, 2005	BY:	/s/ John Okubo
John Okubo
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description	Reference to prior filing or exhibit number attached hereto
Exhibit 3	Articles of Incorporation	3a

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(References to Prior Filings)
3a	Filed as exhibit 3 to the Registrant's Quarterly Report on Form 10-Q filed August 13, 2004 for the quarterly period ended June 30, 2004 (File No. 0-14879)