Form 10-Q/A
period 2004-09-30
BAY VIEW CAPITAL CORP
filed 2005-05-10
CIK 840387

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

EXPLANATORY NOTE:

     This Amendment No. 1 on Form 10-Q/A amends and restates Part I, Items 1 and 2, and Part II, Item 6 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Securities and Exchange Commission on November 9, 2004 (the “Original Filing”). We are filing this Amendment No. 1 to reflect the restatement of our condensed consolidated financial statements as of and for the three- and nine- month periods ended September 30, 2004.

     As discussed in more detail in Note 2 to our condensed consolidated financial statements contained in this Form 10-Q/A, the restatement resulted from a review of the Company’s accounting treatment of interest rate caps related to our auto finance subsidiary’s revolving receivables warehouse facility. The effect of the restatement is to decrease total assets as of September 30, 2004 by $311 thousand and to increase the Company’s net loss for the three- and six-month periods ended September 30, 2004 by $197 thousand and $311 thousand, respectively. Revised financial information for the periods presented reflecting these restatements was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004 (the “Form 10-K”), which was filed with the Securities and Exchange Commission on April 18, 2005. The restated financial and other information included in this Amendment No. 1 should be read together with the Form 10-K.

     Except as set forth above, this Form 10-Q/A continues to speak as of November 9, 2004, the date of the filing of the Original Filing, and we have not updated the disclosures contained herein to reflect any events that have occurred thereafter. For a discussion of events and developments thereafter, reference is made to the periodic reports we have filed with the Securities and Exchange Commission since November 9, 2004.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bay View Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Financial Condition

	September 30,
	2004
	(Unaudited)
	(As Restated,	December 31,
	See Note 2)	2003
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$6,743	$11,563
Restricted cash	32,749	32,240
Securities available-for-sale:
Retained interests in securitizations	24,680	28,590
Mortgage-backed and other securities	—	6,139
Installment contracts and loans held-for-sale:
Installment contracts	129,371	165,874
Other loans	925	12,074
Installment contracts held-for-investment, net of allowance for losses of $811 thousand at September 30, 2004	147,703	—
Investment in operating lease assets, net	16,510	66,657
Real estate owned, net	4,179	4,955
Premises and equipment, net	580	371
Repossessed vehicles	500	438
Income taxes, net	17,040	21,031
Goodwill	1,846	1,846
Other assets	7,587	12,340

Total assets	$390,413	$364,118

LIABILITIES AND STOCKHOLDERS’ EQUITY
Borrowings:
Warehouse credit facility	$246,006	$138,221
Other borrowings	3,608	16,055
Junior Subordinated Deferrable Interest Debentures	—	24,784
Other liabilities	11,774	17,500
Liquidation reserve	8,377	11,626

Total liabilities	269,765	208,186

Stockholders’ equity:
Common stock ($.01 par value); authorized, 80,000,000 shares; issued, 2004 – 6,593,870 shares; 2003 – 6,579,333 shares; outstanding, 2004 – 6,590,427 shares; 2003 – 6,575,890 shares	66	658
Additional paid-in capital	124,420	156,588
Accumulated deficit	(3,369)	(673)
Treasury stock, at cost; 2004 – 3,443 shares; 2003 – 3,443 shares	(587)	(587)
Accumulated other comprehensive income (loss)	118	(54)

Total stockholders’ equity	120,648	155,932

Total liabilities and stockholders’ equity	$390,413	$364,118

See notes to condensed consolidated financial statements.

Bay View Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2004	September 30, 2004
	(As Restated, See Note 2)

	Going Concern Basis
	(In thousands, except per
	share amounts)
Interest income:
Interest on installment contracts and loans	$5,217	$13,880
Interest and dividends on investment securities	743	2,173
Interest on mortgage-backed securities	—	31

	5,960	16,084
Interest expense:
Interest on borrowings	2,147	6,252

Net interest income	3,813	9,832
Provision for credit losses	331	852

Net interest income after provision for credit losses	3,482	8,980
Noninterest income:
Leasing income	2,510	11,334
Loan servicing income	720	2,519
Unrealized (losses) gains on interest rate swap agreements	(1,433)	1,162
Unrealized losses on interest rate caps	(324)	(511)
Unrealized losses on installment contracts and other loans	(249)	(1,354)
Loan fees and charges	239	963
Loss on sale of assets and liabilities, net	(367)	(907)
Other, net	68	1,168

	1,164	14,374
Noninterest expense:
General and administrative	6,009	18,696
Leasing expenses	1,190	8,705
Real estate owned operations, net	109	389

	7,308	27,790
Loss before income tax benefit	(2,662)	(4,436)
Income tax benefit	(1,044)	(1,740)

Net loss	$(1,618)	$(2,696)

Basic loss per share	$(0.25)	$(0.41)

Diluted loss per share	$(0.25)	$(0.41)

Weighted-average basic shares outstanding	6,588	6,583

Weighted-average diluted shares outstanding	6,588	6,583

Net loss	$(1,618)	$(2,696)
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on securities available-for-sale, net of tax expense (benefit) of ($254) and $110 for the three- and nine-month periods ended September 30, 2004, respectively	(398)	172

Other comprehensive income (loss)	(398)	172

Comprehensive loss	$(2,016)	$(2,524)

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

Bay View Capital Corporation and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

	Number		Additional			Accumulated	Total
	of Shares	Common	Paid-in	Accumulated	Treasury	Other Comprehensive	Stockholders’
	Issued	Stock	Capital	Deficit	Stock	Income (Loss)	Equity
				(In thousands)
Balance at December 31, 2003	6,579	$658	$156,588	$(673)	$(587)	$(54)	$155,932
Exercise of stock warrants	7	—	24	—	—	—	24
Distribution of director’s stock-in-lieu of cash plan shares	8	1	181	—	—	—	182
Reclassification of common stock par value to additional paid-in-capital due to reverse stock split	—	(593)	593	—	—	—	—
Redemption of fractional shares	—	—	(12)	—	—	—	(12)
Cash distribution	—	—	(32,954)	—	—	—	(32,954)
Net loss (As Restated, See Note 2)	—	—	—	(2,696)	—	—	(2,696)
Unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	172	172

Balance at September 30, 2004 (As Restated, See Note 2)	6,594	$66	$124,420	$(3,369)	$(587)	$118	$120,648

See notes to condensed consolidated financial statements.

Bay View Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2004
	(As Restated,	September 30,
	See Note 2)	2003
	Going Concern Basis	Liquidation Basis
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss and certain changes in net assets in liquidation	$(2,696)	$(4,338)
Adjustments to reconcile net loss and certain changes in net assets in liquidation to net cash provided by operating activities:
Net increase in loans and leases held-for-sale resulting from originations, net of repayments	(92,685)	(162,189)
Transfer of auto contracts from held-for-sale to held-for-investment	103,023	—
Proceeds from sales and /or securitizations of loans and leases held-for-sale	33,823	317,204
Provision for credit losses	852	—
Depreciation and amortization of premises and equipment	217	409
Depreciation and amortization of investment in operating lease assets	8,194	23,035
Accretion of retained interests in securitizations	(1,816)	(2,299)
Amortization of premiums and accretion of discount	301	(4,683)
Provision for deferred taxes	(1,740)	—
(Gain) loss on sale of assets and liabilities, net	907	(787)
Change in fair value of derivative instruments	(651)	1,448
Unrealized loss on installment auto contracts and other loans	1,354	—
Increase in restricted cash	(509)	—
(Increase) decrease in other assets	7,253	(3,112)
Decrease in other liabilities	(4,564)	(25,519)
Decrease in reserve for estimated costs during the period of liquidation	(3,249)	(27,748)
Adjustment for liquidation basis	—	5,995
Other, net	1,729	1,808

Net cash provided by operating activities	49,743	119,224

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans held-for-investment resulting from originations, net of repayments	(45,833)	—
Transfer of auto contracts from held-for-sale to held-for-investment	(103,023)	—
Decrease in investment in operating lease assets	41,441	71,759
Purchases of investment securities	—	(9,485)
Principal payments on mortgage-backed securities	590	11,641
Principal payments on investment securities	—	12,492
Proceeds from sale of mortgage-backed securities available-for-sale	5,632	7,847
Proceeds from sale of investment securities available-for-sale	5,955	2,735
Proceeds from sale of real estate owned	690	2,009
Additions to premises and equipment	(423)	(183)
Decrease in investment in stock of the Federal Home Loan Bank of San Francisco	—	15,570
Decrease in investment in stock of the Federal Reserve Bank	—	13,659

Net cash (used in) provided by investing activities	(94,971)	128,044

Bay View Capital Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2004
	(As Restated,	September 30,
	See Note 2)	2003
	Going Concern Basis	Liquidation Basis
	(Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	$—	$(224,189)
Increase in warehouse line of credit outstanding	193,429	13,137
Repayment of warehouse line of credit outstanding	(85,644)	(13,137)
Redemption of Junior Subordinated Deferrable Interest Debentures	(22,000)	—
Net decrease in other borrowings	(12,447)	(36,918)
Redemption of Capital Securities	—	(4,458)
Proceeds from issuance of common stock	24	3,325
Cash distributions paid to common stockholders	(32,954)	—

Net cash provided by (used in) financing activities	40,408	(262,240)

Net decrease in cash and cash equivalents	(4,820)	(14,972)
Cash and cash equivalents at beginning of period	11,563	223,295

Cash and cash equivalents at end of period	$6,743	$208,323

Cash paid during the period for:
Interest	$6,547	$10,024
Income taxes	$239	$13,603
Supplemental non-cash investing and financing activities:
Loans transferred to real estate owned	$—	$6,970
Loans transferred from held-for-sale to held-for-investment	$103,023	$—
Redemption of Junior Subordinated Deferrable Interest Debentures	$2,784	$—

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

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2004	September 30, 2004
	(As Restated, See Note 2)
	(Dollars in thousands, except per
	share amounts)
As reported net loss in Consolidated Statement of Operations and Comprehensive Loss	$(1,618)	$(2,696)
Stock-based employee compensation included in net loss as reported	—	—
Stock-based employee compensation expense determined under fair value method, net of taxes	—	—

Pro forma net loss, after stock-based employee compensation expense	$(1,618)	$(2,696)

Net loss per share - basic:
As reported	$(0.25)	$(0.41)
Pro forma	$(0.25)	$(0.41)
Net loss per share - diluted:
As reported	$(0.25)	$(0.41)
Pro forma	$(0.25)	$(0.41)

     For the three- and nine-month periods ended September 30, 2003, the Company reported its results using the liquidation basis of accounting under which earnings (loss) per share information is not presented.

Bay View Capital Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2004
(Unaudited)

Note 2. Restatement of the Condensed Consolidated Financial Statements as of and for the Three- and Nine-Month Periods ended September 30, 2004

     As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (“Form 10-K”), which was filed with the Securities and Exchange Commission on April 18, 2005, the Company is restating its consolidated financial statements for the first, second and third quarters of 2004 to correct its accounting for derivatives (interest rate cap contracts) maintained by an affiliated special purpose owners trust entity in connection with BVAC’s $350 million revolving receivables warehouse credit facility. The effect of the restatement is to decrease total assets as of September 30, 2004 by $311 thousand and to increase the Company’s net loss for the three- and nine-month periods ended September 30, 2004 by $197 thousand and $311 thousand, respectively. Revised financial information for the periods presented reflecting these restatements was previously disclosed in our Form 10-K for the year ended December 31, 2004. The restated financial and other information included in this Amendment No. 1 should be read together with the Form 10-K.

     Except as set forth above, we have not updated the disclosures contained herein to reflect any events that have occurred after the Original Filing. The following table sets forth the impact of the restatement on net income and basic and diluted earnings per share for the three- and nine-months ended September 30, 2004:

	As of and For the	As of and For the
	Three Months	Nine Months
	Ended	Ended
	September 30, 2004	September 30, 2004
	(Amounts in thousands, except per share amounts)
Net loss:
Net loss as previously reported	$(1,421)	$(2,385)
Net loss as restated	$(1,618)	$(2,696)
Weighted-average basic shares outstanding	6,588	6,583
Add: Dilutive potential common shares	—	—

Weighted-average diluted shares outstanding	6,588	6,583

Basic loss per share:
Basic loss per share as previously reported	$(0.22)	$(0.36)
Restatement adjustment	(0.03)	(0.05)

Basic loss per share as restated	$(0.25)	$(0.41)

Diluted loss per share:
Diluted loss per share as previously reported	$(0.22)	$(0.36)
Restatement adjustment	(0.03)	(0.05)

Diluted loss per share as restated	$(0.25)	$(0.41)

Noninterest income:
Noninterest income as previously reported	$1,488	$14,885
Noninterest income as restated	$1,164	$14,374
Income taxes, net:
Income taxes, net as previously reported	$16,840	$16,840
Income taxes, net as restated	$17,040	$17,040
Other assets:
Other assets as previously reported	$8,098	$8,098
Other assets as restated	$7,587	$7,587
Total assets:
Total assets as previously reported	$390,724	$390,724
Total assets as restated	$390,413	$390,413

Note 3. Earnings (Loss) Per Share

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
	(As Restated, See Note 2)

	(Amounts in thousands,
	except per share amounts)
Net loss	$(1,618)	$(2,696)

Weighted-average basic shares outstanding	6,588	6,583
Add: Dilutive potential common shares	—	—

Weighted-average diluted shares outstanding	6,588	6,583

Basic loss per share	$(0.25)	$(0.41)

Diluted loss per share	$(0.25)	$(0.41)

Bay View Capital Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2004
(Unaudited)

Note 4. Investment in Operating Lease Assets

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

Note 5. Income Taxes

     The Company recorded tax benefits of $1.0 million and $1.7 million for the third quarter and the first nine months of 2004, respectively. The effective tax rate used in computing the tax benefit for these periods was 39.2%. This projected 2004 effective tax rate is higher than the federal statutory rate due primarily to state income and franchise taxes.

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

     At September 30, 2004, the Company had deferred tax assets of $17.9 million, consisting of net deferred tax assets of $39.4 million less a valuation allowance of $21.5 million. The valuation allowance was established in consideration of the Company’s projected future net income available to realize the deferred tax assets under the Company’s Amended Plan of Dissolution and Stockholder Liquidity (the “Amended Plan”) in years after 2003.

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

Income Taxes

     At September 30, 2004, we had deferred tax assets of $17.9 million, consisting of net deferred tax assets of $39.4 million less a valuation allowance of $21.5 million. The valuation allowance was established in consideration of our projected future net income available to realize the deferred tax assets under the Amended Plan in years after 2003.

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

Going Concern Basis

Results of Operations – Three- and Nine-Month Periods ended September 30, 2004

     Our consolidated net loss for the third quarter of 2004 was $1.6 million, or $0.25 per diluted share and our consolidated net loss for the first nine months of 2004 was $2.7 million, or $0.41 per diluted share. The consolidated net loss for the third quarter of 2004 included a net loss of $0.6 million from BVAC’s ongoing auto finance business while our consolidated net loss for the first nine months of 2004 included $1.5 million of net income from BVAC.

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

Noninterest Income

     For the quarter ended September 30, 2004, noninterest income was $1.2 million and included leasing income of $2.5 million, loan servicing and other loan fee income of $1.0 million, unrealized losses on interest rate swap contracts of $1.4 million, unrealized losses on interest rate caps of $0.3 million, unrealized losses on auto contracts and other loans carried at the lower of cost or estimated fair value of $0.2 million, and other losses, including write-offs of premium on auto contracts held-for-sale due to borrower pay-offs and charge-offs of defaulted auto contracts, of $0.4 million. Leasing income has declined through the year as we continue to reduce the balance of our portfolio of auto leases. We ceased purchasing auto leases in June 2000 and, since then, the balance of our lease portfolio has continued to decline as leases have reached their end-of-term.

     As discussed in additional detail in Item 3., “Quantitative and Qualitative Disclosures About Market Risk – Asset/Liability Management,” we employ interest rate swap contracts to protect the value of BVAC’s fixed-rate auto contracts from rising interest rates. Our strategy is to protect the economic value of these auto contracts rather than the accounting values. We account for changes in the market value of our interest rate swaps as prescribed by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging

Activities.” Our interest rate swaps are not treated as hedge instruments under Statement No. 133 and are, accordingly, carried at fair value, with changes in such fair value charged or credited to earnings. Our use of fair value accounting for our derivative instruments has resulted in significant quarter-to-quarter volatility in noninterest income. The $1.4 million of unrealized losses on our interest rate swaps in the third quarter of 2004 resulted from a decline in interest rates during the quarter. Conversely, sharply rising interest rates resulted in $2.8 million of unrealized gains on our interest rate swaps in the second quarter of 2004. Future changes in interest rates could continue to produce fluctuations in the fair value of our derivative instruments and, therefore, the level of our noninterest income.

     Year-to-date, noninterest income was $14.4 million and included leasing income of $11.3 million, loan servicing and other fee income of $3.5 million, unrealized gains on interest rate swaps of $1.2 million, unrealized losses in auto contracts and other loans carried at the lower of cost or estimated fair value of $1.4 million, unrealized losses on interest rate caps of $0.5 million, and other income of $0.3 million.

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

Income Taxes

     The Company recorded tax benefits of $1.0 million and $1.7 million for the third quarter and the first nine months of 2004, respectively. The effective tax rate used in computing the tax benefit for the third quarter and the first nine months of 2004 was 39.2%. This expected 2004 effective tax rate is different from the federal statutory rate due primarily to the effect of state income and franchise taxes.

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

Balance Sheet Analysis

     Our total assets were $390.4 million at September 30, 2004 compared to $364.1 million at December 31, 2003. The increase in total assets was primarily due to $111.2 million of net growth in auto contracts offset, in part, by $50.1 million of payoffs of auto leases.

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

     Stockholders’ equity totaled $120.6 million at September 30, 2004 compared to $155.9 million at December 31, 2003.

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

     Remediation Efforts Related to the Material Weaknesses in Internal Controls

     At December 31, 2004, we had a material weakness relating to our accounting for interest rate caps. After further analysis we determined that the appropriate accounting application should have been in accordance with SFAS 133. During the first quarter of 2005, we announced the restatement of our financial statements for the first three quarters of 2004 and publicly released the effect of these corrections on our financial statements for each of the first three quarters of 2004. This Form 10-Q/A reflects the restatement of our condensed consolidated financial statements as of and for the three- and nine-month periods ended September30, 2004 to reflect these corrections.

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