Form 10-Q
period 2005-03-31
BAY VIEW CAPITAL CORP
filed 2005-05-10
CIK 840387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, Par Value $.01	Outstanding at April 30, 2005
(Title of Class)	6,595,886 shares

FORM 10-Q
INDEX

BAY VIEW CAPITAL CORPORATION

Forward-Looking Statements

     This Form 10-Q Quarterly Report of Bay View Capital Corporation (the “Company,” “we,” “us,” or “our”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that describe our plans for our automobile finance company, Bay View Acceptance Corporation (“BVAC”), our strategy to maximize stockholder value through use of our net operating loss carryforwards and the continuing disposition of assets and satisfaction of liabilities we assumed upon the dissolution of Bay View Bank, N.A. (the “Bank”) effective September 30, 2003. These forward-looking statements are identified by use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and similar terms and phrases, including references to assumptions. These forward-looking statements are necessarily based on assumptions as of the date of this Form 10-Q Quarterly Report and involve risks and uncertainties. Accordingly, our actual results from the ongoing operations of BVAC and the continuing disposition of assets and satisfaction of liabilities we assumed from the Bank may differ materially from those that we currently anticipate.

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

Cash Distributions

     On March 10, 2005, we announced that we would not make a first quarter cash distribution to stockholders. Our Board of Directors is evaluating whether an acquisition would better maximize stockholder value. Pending the conclusion of that analysis, our Board of Directors has decided to retain surplus cash for possible use in connection with a potential acquisition rather than distributing such surplus to stockholders. If we determine we will not seek an acquisition or if we are unable to locate a suitable acquisition over the next several months, our Board of Directors would then consider future cash distributions depending on a number of factors, including our financial condition and results of operations and other strategic alternatives.

     As a result of the foregoing factors, no stockholder should place undue reliance on any forward-looking statements. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements and all forward-looking statements speak only as of the date made.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bay View Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Financial Condition

	March 31, 2005	December 31,
	(Unaudited)	2004
	(Dollars in thousands)
ASSETS
Cash	$8,079	$4,447
Restricted cash	33,112	26,845
Retained interests in securitizations	21,880	22,636
Auto installment contracts and loans held-for-sale:
Auto installment contracts	109,617	75,021
Other loans	375	902
Auto installment contracts held-for-investment, net	293,470	252,863
Investment in operating lease assets, net	5,941	10,041
Real estate owned, net	2,654	3,379
Premises and equipment, net	710	733
Repossessed vehicles	250	439
Deferred and current income taxes, net	17,098	16,977
Goodwill	1,846	1,846
Other assets	7,870	7,199

Total assets	$502,902	$423,328

LIABILITIES AND STOCKHOLDERS’ EQUITY
Borrowings:
Warehouse credit facility	$160,304	$298,755
Securitization notes payable	220,475	—
Other borrowings	607	1,895
Other liabilities	8,771	9,629
Liquidation reserve	8,768	8,856

Total liabilities	398,925	319,135

Stockholders’ equity:
Common stock ($.01 par value); authorized, 80,000,000 shares; issued, 2005 – 6,597,303 shares; 2004 – 6,597,303 shares; outstanding, 2005 – 6,595,886 shares; 2004 – 6,593,860 shares	66	66
Additional paid-in capital	109,243	109,578
Accumulated deficit	(4,919)	(4,585)
Treasury stock, at cost; 2005 – 1,417 shares; 2004 – 3,443 shares	(252)	(587)
Accumulated other comprehensive loss	(161)	(279)

Total stockholders’ equity	103,977	104,193

Total liabilities and stockholders’ equity	$502,902	$423,328

See notes to condensed consolidated financial statements.

Bay View Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the Three Months Ended
	March 31, 2005	March 31, 2004
		(As Restated,
		See Note 2)
	(In thousands, except per share amounts)
Interest income:
Interest on auto installment contracts and loans	$6,350	$4,155
Interest on mortgage-backed securities	—	29
Interest and dividends on investment securities	721	728

	7,071	4,912
Interest expense:
Interest on borrowings	3,678	1,942

Net interest income	3,393	2,970
Provision for credit losses	837	—

Net interest income after provision for credit losses	2,556	2,970

Noninterest income:
Leasing income	2,070	5,228
Loan servicing income	552	947
Unrealized gain (loss) on derivative instruments	1,480	(308)
Loan fees and charges	183	500
Loss on sale of assets and liabilities, net	(439)	(300)
Other, net	232	979

	4,078	7,046

Noninterest expense:
General and administrative	6,606	6,541
Leasing expenses	515	4,667
Real estate owned, net	4	291

	7,125	11,499

Loss before income tax benefit	(491)	(1,483)
Income tax benefit	(157)	(582)

Net loss	$(334)	$(901)

Basic loss per share	$(0.05)	$(0.14)

Diluted loss per share	$(0.05)	$(0.14)

Weighted-average basic shares outstanding	6,594	6,578

Weighted-average diluted shares outstanding	6,594	6,578

Net loss	$(334)	$(901)
Other comprehensive income, net of tax:
Change in unrealized loss on securities available-for-sale, net of tax expense of $56 and $389 for the three-month periods ended March 31, 2005 and March 31, 2004, respectively	118	608

Comprehensive loss	$(216)	$(293)

See notes to condensed consolidated financial statements.

Bay View Capital Corporation and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

						Accumulated
	Number		Additional			Other	Total
	of Shares	Common	Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Issued	Stock	Capital	Deficit	Stock	Loss	Equity
	(In thousands)
Balance at December 31, 2004	6,597	$66	$109,578	$(4,585)	$(587)	$(279)	$104,193
Distribution of restricted shares	—	—	(335)	—	335	—	—
Net loss	—	—	—	(334)	—	—	(334)
Unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	118	118

Balance at March 31, 2005	6,597	$66	$109,243	$(4,919)	$(252)	$(161)	$103,977

See notes to condensed consolidated financial statements.

Bay View Capital Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2005	2004
		(As Restated,
		See Note 2)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(334)	$(901)
Adjustments to reconcile net loss to net cash used in operating activities:
Net increase in auto contracts held-for-sale resulting from purchases, net of repayments	(40,912)	(48,094)
Proceeds from sales of auto contracts and loans held-for-sale	6,493	10,093
Provision for credit losses	837	—
Depreciation and amortization of investment in operating lease assets	624	4,256
Depreciation and amortization of premises and equipment	86	125
Amortization of premiums and accretion of discount	826	112
Accretion of retained interests in securitizations	(515)	(630)
Provision for deferred taxes	(157)	(582)
Loss on sale of assets and liabilities, net	439	305
Change in fair value of derivative instruments	1,480	109
Increase in restricted cash	(6,267)	(8,699)
(Increase) decrease in other assets	(330)	6,568
Decrease in other liabilities	(2,151)	(5,248)
Decrease in reserve for estimated costs during the period of liquidation	(88)	(1,076)
Other, net	(615)	1,090

Net cash used in operating activities	(40,584)	(42,572)

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in auto contracts and other loans held-for-investment resulting from purchases, net of repayments	(42,230)	—
Decrease in investment in operating lease assets	3,585	16,858
Principal payments on investment securities	1,329	1,140
Principal payments on mortgage-backed securities	—	268
Proceeds from sale of mortgage-backed securities available-for-sale	—	5,187
Proceeds from sale of real estate owned	725	690
Additions to premises and equipment	(63)	(124)

Net cash (used in) provided by investing activities	(36,654)	24,019

Bay View Capital Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2005	2004
		(As Restated,
		See Note 2)
	(Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of securitization notes payable	$233,168	$—
Repayment of securitization notes payable	(12,559)	—
Proceeds from warehouse credit facility borrowings	105,405	36,552
Repayment of warehouse credit facility borrowings	(243,856)	(19,615)
Net decrease in other borrowings	(1,288)	(5,844)
Proceeds from issuance of common stock	—	26

Net cash provided by financing activities	80,870	11,119

Net increase (decrease) in cash and cash equivalents	3,632	(7,434)
Cash and cash equivalents at beginning of period	4,447	11,563

Cash and cash equivalents at end of period	$8,079	$4,129

Cash paid during the period for:
Interest	$4,360	$2,127
Income taxes	$43	$22

See notes to condensed consolidated financial statements.

Bay View Capital Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements
March 31, 2005
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

     Bay View Capital Corporation (the “Company,” “we,” “us,” or “our”) is a financial services company headquartered in San Mateo, California.

     The condensed consolidated financial statements include the accounts of the Company, a Delaware corporation, and its wholly owned subsidiaries: Bay View Acceptance Corporation (“BVAC”), a Nevada corporation, along with its subsidiaries, Bay View Receivables Corporation, a Delaware corporation and Bay View Transaction Corporation, a Delaware corporation; and the Company’s subsidiaries, Bay View Securitization Corporation, a Delaware corporation; FMAC Insurance Services, a Delaware corporation; FMAC 2000-A Holding Company, a California corporation; FMAC Franchise Receivables Corporation, a California corporation; Bay View Commercial Finance Group, a California corporation; XBVBKRS, Inc., a California corporation; MoneyCare, Inc., a California corporation and Bay View Auxiliary Corporation, a California corporation. All intercompany accounts and transactions have been eliminated.

     The interim period consolidated financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). These interim period financial statements should be read in conjunction with the Company’s consolidated financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The information provided in these interim financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s financial condition as of March 31, 2005 and December 31, 2004, the results of its operations for the three-month periods ended March 31, 2005 and 2004, and its cash flows for the three-month periods ended March 31, 2005 and 2004. These adjustments are of a normal, recurring nature unless otherwise disclosed in this Quarterly Report on Form 10-Q (“Form 10-Q”). These interim financial statements have been prepared in accordance with the instructions to Form 10-Q.

     On June 30, 2004, the Company effected a 1-for-10 reverse stock split of the issued and outstanding shares of the Company’s common stock. Accordingly, all shares outstanding and per share amounts are presented on a post-reverse stock split basis for all periods reported. The Company’s issued common stock totaled 6,597,303 shares at March 31, 2005 and December 31, 2004.

Stock-based Employee Compensation

     The Company accounts for its stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion (“APB”) No. 25. Under the intrinsic value method, compensation cost is generally the excess, if any, of the quoted market price of the stock at the grant or other measurement date over the exercise price. There was no compensation expense recorded under APB 25 for the three-month periods ended March 31, 2005 and 2004. Had compensation expense related to the Company’s stock option awards to employees and directors been determined under the fair value method prescribed under Statement of Financial Accounting Standards No. 123, the Company’s net loss and loss per share would have been the pro forma amounts set forth in the table below for the periods indicated:

Bay View Capital Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2005
(Unaudited)

	For the Three Months Ended
	March 31, 2005	March 31, 2004
		(As Restated,
		See Note 2)
	(Dollars in thousands, except per
	share amounts)
Net loss as reported in Consolidated Statements of Operations and Comprehensive Loss	$(334)	$(901)
Stock-based employee compensation included in net loss as reported	—	—
Stock-based employee compensation expense determined under fair value method, net of taxes	(19)	—

Pro forma net loss, after stock-based employee compensation expense	$(353)	$(901)

Net loss per share - basic:
As reported	$(0.05)	$(0.14)
Pro forma	$(0.05)	$(0.14)
Net loss per share - diluted:
As reported	$(0.05)	$(0.14)
Pro forma	$(0.05)	$(0.14)

     The fair value of options determined above for the three months ended March 31, 2005 and 2004 was estimated using an option-pricing model with the following weighted average assumptions:

	For the Three Months Ended
	March 31, 2005	March 31, 2004
Risk-free interest rate	3.96%	1.94%
Expected life	3.6 years	3.6 years
Expected volatility	84.6%	41.4%
Expected dividends	0	0

Reclassifications

     Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

Note 2.	Restatement of the Condensed Consolidated Financial Statements as of and for the Three Months Ended March 31, 2004

     As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (“Form 10-K”) which was filed with the Securities and Exchange Commission on April 18, 2005, the Company is restating its consolidated financial statements for the first, second and third quarters of 2004 to correct its accounting for derivatives (interest rate cap contracts) maintained by an affiliated special purpose owners trust entity in connection with BVAC’s $350 million revolving receivables warehouse credit facility.

     The effect of the restatement is to increase the Company’s net loss for the three months ended March 31, 2004 by $58 thousand and decrease total assets as of March 31, 2004 by the same amount. Revised financial information for the periods presented reflecting these restatements was previously disclosed in the Company’s Form 10-K for the year ended December 31, 2004.

Bay View Capital Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2005
(Unaudited)

     Except as set forth above, the Company has not updated the disclosures contained herein to reflect any events that have occurred after the original filing. The following table sets forth the impact of the restatement on net loss and basic and diluted loss per share for the three months ended March 31, 2004:

As of and For the
Three Months Ended
March 31, 2004
(As Restated,
See Note 2)
(Amounts in
thousands, except per
share amounts)
Net loss:
Net loss as previously reported	$(843)
Net loss as restated	$(901)

Weighted-average basic shares outstanding	6,578
Add: Dilutive potential common shares	—

Weighted-average diluted shares outstanding	6,578

Basic loss per share:
Basic loss per share as previously reported	$(0.13)
Restatement adjustment	(0.01)

Basic loss per share as restated	$(0.14)

Diluted loss per share:
Diluted loss per share as previously reported	$(0.13)
Restatement adjustment	(0.01)

Diluted loss per share as restated	$(0.14)

Noninterest income:
Noninterest income as previously reported	$7,141
Noninterest income as restated	$7,046

Income taxes, net:
Income taxes, net as previously reported	$15,265
Income taxes, net as restated	$15,302

Other assets:
Other assets as previously reported	$12,191
Other assets as restated	$12,096

Total assets:
Total assets as previously reported	$368,787
Total assets as restated	$368,729

Note 3. Loss per Share

     Basic loss per share is calculated by dividing net loss for the period by the weighted-average common shares outstanding for the period; there is no adjustment to the number of outstanding shares for potential dilutive instruments, such as stock options. Diluted loss per share takes into account the potential dilutive impact of such instruments and uses the average share price for the period in determining the number of incremental shares to add to the weighted-average number of shares outstanding. For the three-month periods ended March 31, 2005 and 2004, there were potential common shares of 77,100 and 81,430, respectively, related to shares issuable upon the exercise of options that could potentially dilute basic earnings per share in the future that were not included in

Bay View Capital Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2005
(Unaudited)

the computation of diluted loss per share because to do so would have been anti-dilutive for the respective periods.

     The following table illustrates the calculation of basic and diluted loss per share for the periods indicated:

	For the Three Months Ended
	March 31, 2005	March 31, 2004
		(As Restated, See
		Note 2)
	(Amounts in thousands,
	except per share amounts)
Net loss	$(334)	$(901)

Weighted-average basic shares outstanding	6,594	6,578
Add: Dilutive potential common shares	—	—

Weighted-average diluted shares outstanding	6,594	6,578

Basic loss per share	$(0.05)	$(0.14)

Diluted loss per share	$(0.05)	$(0.14)

Note 4. Auto Installment Contracts

     Auto installment contracts consist of the following:

	As of	As of
	March 31,	December 31,
	2005	2004
	(In thousands)
Auto contracts pledged under warehouse credit facility	$162,748	$314,749
Auto contracts transferred to a special purpose trust in connection with the securitization and issuance of auto receivable backed notes accounted for as a secured financing	219,284	—
Other unpledged auto contracts	12,454	5,932
Premiums, discounts and deferred fees and costs, net	10,535	8,711
Less: Allowance for credit losses	(2,013)	(1,508)
Lower-of-cost-or-market allowance on auto contracts held-for-sale	79	—

Total auto installment contracts, net	$403,087	$327,884

Note 5. Investment in Operating Lease Assets

     The Company incurs expense in connection with its portfolio of auto leases. Because the leases are accounted for as operating leases, the corresponding assets are capitalized and depreciated to their estimated residual values over the terms of the leases. This depreciation expense is included in leasing expense, along with the amortization of capitalized initial direct lease costs and impairment charges. Leasing expense was $0.5 million for the first quarter of 2005 and $4.7 million for the first quarter of 2004.

Bay View Capital Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2005
(Unaudited)

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

     In determining gross future undiscounted cash flows, the Company contracts with Automotive Lease Guide, commonly referred to as ALG, to provide estimates of the residual value of the underlying vehicles at the end of their lease terms assuming that the vehicles are in average condition. The Company then estimates the probability that (i) the vehicle will be purchased by the lessee prior to the end of the lease term, (ii) the vehicle will be purchased by the lessee at the end of the lease term, either at a discount or at the full contractual residual amount, or (iii) the vehicle will be returned at the end of the lease term. These probabilities are estimated using a number of factors, including the Company’s experience-to-date and industry experience.

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
March 31, 2005
(Unaudited)

a probability-weighted gross future undiscounted cash flow for each vehicle lease. For those leases where the gross future undiscounted cash flows are less than net book value, the lease is considered impaired.

     For those leases considered to be impaired, the Company then estimates the fair value of the lease. The fair value is determined by calculating the present value of the future estimated cash flows, again assuming the probabilities of each of the three disposition scenarios. The present value is calculated using current market rates, which the Company estimates as the original contract lease rate. For those leases where the estimated fair value is less than the net book value, an impairment charge is recorded for the difference. During the three months ended March 31, 2004, the Company recorded impairment charges of $0.7 million. There were no impairment charges recorded for the three months ended March 31, 2005.

Note 6. Income Taxes

     The Company recorded a tax benefit of $0.2 million for the first quarter of 2005. The effective tax rate used in computing the tax benefit for this period was 32.0%. This projected 2005 effective tax rate is lower than the federal statutory rate due to state tax payments on BVAC tax returns that must be filed on a separate company basis.

     For the first quarter of 2004, the Company recorded a tax benefit of $0.6 million. The effective tax rate for the first quarter of 2004 was 39.2%.

     At March 31, 2005, we had $17.1 million of deferred and current tax assets, net. Deferred tax assets totaling $21.4 million consisted of net deferred tax assets of $42.9 million less a valuation allowance of $21.5 million. This valuation allowance was established in consideration of our projected future taxable income available to realize the deferred tax assets under the Company’s Amended Plan of Dissolution and Stockholder Liquidity (the “Amended Plan”) in years after 2004.

Note 7. Commitments and Contingencies

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

Bay View Capital Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2005
(Unaudited)

Note 8. Liquidation Reserve

     The liquidation reserve represents a liability for estimated severance costs, costs related to facilities closures, estimated litigation settlements and related legal costs and other costs associated with the completion of remaining liquidating activities arising from the Company’s adoption of the Amended Plan during the fourth quarter of 2003. The liquidation reserve is accounted for in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

     At March 31, 2005, the remaining balance of the liquidation reserve was $8.8 million including accruals for severance, facilities and litigation and other costs of $1.3 million, $5.9 million and $1.6 million, respectively. The following table sets forth balances and activity in the liquidation reserve as of and for the periods indicated:

			Litigation /
	Severance	Facilities	Other (1)	Total
	(Dollars in thousands)
Balance at December 31, 2004	$1,314	$6,003	$1,539	$8,856
Accruals (reversals)	—	(16)	38	22
Payments	—	(110)	—	(110)

Balance at March 31, 2005	$1,314	$5,877	$1,577	$8,768

(1 For the three months ended March 31, 2005, accruals represent increased vacation costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The information included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” was written assuming that you have read or have access to the Company’s 2004 Annual Report on Form 10-K, which contains the latest audited consolidated financial statements and notes, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations. Accordingly, only certain changes in financial condition and results of operations are discussed in this Form 10-Q. Furthermore, the interim financial results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

     On June 30, 2004, the Company effected a 1-for-10 reverse stock split of the issued and outstanding shares of its common stock. Accordingly, all shares outstanding and per share amounts are presented herein on a post-reverse stock split basis for all periods reported.

Strategic Overview

     Bay View Capital Corporation (the “Company,” “we,” “us” or “our”) is a financial services company headquartered in San Mateo, California, whose primary subsidiary, Bay View Acceptance Corporation (“BVAC”), is a consumer finance company engaged in indirect purchases of retail automobile installment contracts originated by manufacturer-franchised and independent dealers in connection with the sale of new and used automobiles. BVAC generates revenue through its investment in auto contracts, and the subsequent securitization or sale and servicing of these auto contracts.

Restatement

     During the Company’s 2004 year-end audit and Sarbanes-Oxley Section 404 review, the Company determined that it should have recognized a total of $0.4 million of unrealized after-tax losses on certain derivative instruments (interest rate cap contracts). As a result, the Company is restating its consolidated financial statements for the first, second and third quarters of 2004 to correct its accounting for derivatives maintained by an affiliated special purpose owners trust entity in connection with BVAC’s $350 million revolving receivables warehouse credit facility. The impact of the restatement to first quarter 2004 results is to increase net loss by $58 thousand and decrease total assets by the same amount. See Note 2 to the Condensed Consolidated Financial Statements, “Restatement of the Condensed Consolidated Financial Statements as of and for the Three Months ended March 31, 2004.”

Bay View Bank Liquidation

     On October 3, 2002, we adopted a Plan of Dissolution and Stockholder Liquidity (the “Plan”). The Plan contemplated that we, under applicable provisions of the Delaware General Corporation Law, would dispose of all of our assets, including all of the assets of Bay View Bank, N.A. (the “Bank”), pay all of our debts and liabilities and make reasonable provision for any contingent liabilities, distribute the remaining proceeds from our asset sales to our stockholders and dissolve.

     During the fourth quarter of 2003, our Board amended the Plan to become a plan of partial liquidation, the Amended Plan, under which we are completing the liquidation of the assets and the satisfaction of the liabilities of the Bank remaining after the Bank’s September 30, 2003 dissolution. We have distributed a major portion of the proceeds to our stockholders through a series of cash distributions, and we continue to operate BVAC. With the Bank’s dissolution, its remaining assets and liabilities were transferred to us, as the Bank’s sole stockholder, and we ceased to be a bank holding company.

     In accordance with the Amended Plan, we redeemed the remaining $22.0 million of our 9.76% Cumulative Capital Securities on June 30, 2004 and, between December 31, 2003 and December 31, 2004, distributed $311.0 million in cash to our stockholders, or $47.25 per share after the adjustment to reflect the retroactive effect of the 1-for-10 reverse stock split of our common stock effective June 30, 2004. We did not make a cash distribution to our stockholders during the first quarter of 2005. Refer to “Forward-Looking Statements – Cash Distributions” for comments about future cash distributions.

     We continue to dispose of the assets and satisfy the liabilities we assumed from the Bank. During the first quarter of 2005, $5.1 million of these assets, primarily auto leases and real estate owned, were liquidated and $4.0 million of liabilities were discharged.

Automobile Finance

     BVAC, the Company’s indirect auto finance subsidiary, acquires retail auto installment contracts from a network of approximately 7,000 manufacturer-franchised and independent auto dealers in 30 states and has positioned itself in the market as a lender for well-qualified borrowers. While BVAC competes with other lenders for good credit quality loans, BVAC also offers specialized products such as extended term financing and larger advances for high credit quality customers and uses these products to establish relationships with automobile dealers.

     This strategy has enabled BVAC to establish a loyal dealership network by satisfying a unique niche within the indirect auto finance market that large commercial banks and captive finance companies have not served well. Recently, BVAC has begun leveraging this established reputation with its dealers to broaden its array of auto financing programs available to prime credit quality borrowers. Of the contracts purchased in the first quarter of 2005, approximately 91% were originated by manufacturer-franchised dealerships and approximately 9% were originated by independent dealerships compared to 95% and 5%, respectively, for the first quarter of 2004; 40% were contracts on new vehicles and 60% were contracts on used vehicles compared to 55% and 45% in the first quarter of 2004. BVAC purchases installment contracts with limited recourse to the dealer.

     BVAC places a strong emphasis on borrower stability, credit quality and debt serviceability. With Fair, Isaac & Co., or “FICO,” credit scores that averaged 742 in the first quarter of 2005, BVAC’s borrower base is largely comprised of prime credit quality borrowers. BVAC currently offers financing terms to 96 months and typically finances an amount in excess of a dealer’s wholesale value of a vehicle. During the first quarter of 2005, the term to maturity on auto contracts purchased by BVAC averaged 79 months and the loan-to-value ratio averaged 121%. The average loan amount financed by BVAC was $24,600. During the first quarter of 2004, the term to maturity on auto contracts purchased averaged 83 months and the loan-to-value ratio averaged 125%. The average loan amount financed by BVAC was $30,200.

     BVAC operates as an independent finance company, purchasing auto contracts primarily for sale or securitization, and servicing these auto contracts. BVAC has a $350.0 million revolving warehouse credit facility to fund its purchases of contracts, and periodically sells or securitizes a portion of its auto contracts in order to pay down the facility and maintain available borrowing capacity. BVAC retains the servicing obligation on the contracts that it sells or securitizes which provides us with a source of fee income over the life of the contracts. On February 17, 2005, BVAC issued $232.1 million of auto receivable backed notes and repaid $217.8 million of borrowings on the credit facility. At March 31, 2005, BVAC had $160.3 million outstanding under this credit facility.

     At March 31, 2005, BVAC was servicing 30,400 auto contracts with an aggregate outstanding balance of $619 million compared to 28,300 auto contracts with an aggregate outstanding balance of $571 million at December 31, 2004. BVAC also administers lease customer re-marketing and asset disposition activities in its operations center for the auto lease portfolio that we assumed from the Bank and are liquidating.

Critical Accounting Policies

     We have identified the most critical accounting policies upon which our financial status depends. We determined the critical policies by considering accounting principles that involve the most complex or subjective decisions or assessments. We have identified our most critical accounting policies to be those related to our loan sales and retained interests in securitizations, allowance for credit losses, investment in operating lease assets, income taxes and derivative instruments.

Loan Sales and Retained Interests in Securitizations

     BVAC has periodically transferred a portion of its warehouse inventory of auto contracts held-for-sale to trusts that, in turn, issue asset-backed securities to investors. These transactions have historically been structured as sales in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and we have recognized a gain on the sale of the auto contracts to the trusts — which represents the difference between the sum of sale proceeds, net of transaction costs, and cash deposited into a securitization trust account in order to enhance the credit rating of the asset-backed securities and the sum of our net carrying value of the auto contracts and the present value of future excess cash flow anticipated to be distributed to us by the trust over the life of the asset-backed securities – and an asset that is referred to as a “retained interest” in the securitization.

     The retained interest is comprised of the cash initially deposited into the securitization trust account and the present value of the future excess cash flow anticipated to be distributed to us by the trust over the life of the asset-backed securities. These estimated future cash flows - which are comprised of interest income received on the auto contracts less interest paid to investors in the asset-backed securities, credit losses and trust expenses — are initially retained by the trust to build the trust cash account to pre-designated levels and provide further credit enhancement. Once the pre-designated levels of cash are attained, the trust distributes the excess cash flow to BVAC. In recording the gain on sale and the retained interest, we have made assumptions in calculating the present value of the future excess cash flow anticipated to be distributed to us by the trust over the life of the asset-backed securities and recording the retained interest.

     We designate retained interests as available-for-sale and carry them at fair value. Unrealized gains and losses which are deemed to be temporary are reported in other comprehensive income. For retained interests which have experienced a decline in fair value below their amortized cost basis and for which the decline in fair value has been deemed to be other-than-temporary, the cost basis of the retained interest is written down to fair value as the new cost basis and the write down is charged to earnings.

     Our retained interests are subordinate to investor interests in the related asset-backed securities and their value is subject to credit and prepayment risks in the pool of underlying auto contracts. We are not aware of an active secondary market for our retained interests and, accordingly, estimate the fair value of our retained interests by calculating the present value of the future excess cash flow anticipated to be received, using management’s best estimates of key valuation assumptions including credit losses, prepayment speeds and discount rates commensurate with the underlying risks in the anticipated future cash flow.

     The following table sets forth the significant assumptions used in the valuation of our retained interests as of March 31, 2005:

Weighted-average discount rate	10.0% - 12.0%
Range of projected annual credit losses, net	1.40% - 1.53%
Range of projected cumulative credit losses	2.04% - 2.37%
Prepayment speed	1.6 ABS

     Changes in the above assumptions due to differing actual experience or market conditions could affect the value of our retained interests.

     During the first quarter of 2005, BVAC transferred $232.1 million of auto receivables to a special purpose entity, Bay View 2005-LJ-1 Owner Trust, and issued a corresponding amount of auto receivable backed notes. Under the terms of the notes, BVAC retained certain rights that results in its maintaining control over the transferred receivables and, in accordance with provisions of Statement No. 140, have accounted for this transaction as a secured financing.

Allowance for Credit Losses

     The allowance for credit losses on auto contracts held-for-investment is established through a provision charged to expense and maintained at a level that we believe is sufficient to cover estimated probable losses in this loan portfolio. We consider BVAC’s portfolio of auto contracts to be comprised of relatively small balance, homogeneous receivables and, accordingly, determine its allowance for credit losses in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” The allowance for credit losses is evaluated and adjusted on a quarterly basis.

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

     In determining gross future undiscounted cash flows, we contract with Automotive Lease Guide, commonly referred to as ALG, to provide updated estimates of the residual value of the underlying vehicles comprising our portfolio of auto leases at the end of their lease terms, assuming that the vehicles are in average condition. This information is obtained from ALG on a quarterly basis. We then estimate the probability of one of three lease payoff scenarios occurring: (i) the vehicle will be purchased by the lessee prior to the end of the lease term, (ii) the vehicle will be purchased by the lessee at the end of the lease term, either at a discount or at the full contractual residual amount or (iii) the vehicle will be returned by the lessee at the end of the lease term. These probabilities are estimated using a number of factors, including our experience-to-date and industry experience.

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

     At March 31, 2005, we had $17.1 million of deferred and current income taxes, net. Deferred tax assets totaling $21.4 million consisted of net deferred tax assets of $42.9 million less a valuation allowance of $21.5 million. This valuation allowance was established in consideration of our projected future net income available to realize the deferred tax assets under the Amended Plan in years after 2004. The realization of deferred tax assets is dependent upon our ability to generate future taxable income.

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

     Our derivative instruments outstanding at March 31, 2005 were comprised of interest rate swap contracts and interest rate caps. In accordance with Statement No. 133, these derivative instruments are accounted for as assets or liabilities and recorded at fair value. Because these derivatives were not formally designated as hedges, which is required to use hedge accounting, changes in fair values are charged or credited to earnings. Refer to Item 3. “Quantitative and Qualitative Disclosures about Market Risk” – “Asset/Liability Management” for further comments about our use of derivative instruments.

Results of Operations

     Our net loss for the first quarter of 2005 was $334 thousand, or $0.05 per diluted share, compared to $901 thousand, or $0.14 per diluted share, for the first quarter of 2004.

Net Interest Income and Net Interest Margin

     Net interest income represents the difference between interest income earned on auto contracts and other interest-earning assets and interest expense paid on borrowings and other funding sources, and is our principal source of revenue. Net interest margin represents net interest income expressed as a percentage of average interest-earning assets.

     Net interest income was $3.4 million for the first quarter of 2005 compared to $3.0 million for the first quarter of 2004. Net interest margin was 3.37% for the first quarter of 2005 compared to 4.50% for the first quarter of 2004. The increase in net interest income for the first quarter of 2005, compared to the first quarter of 2004, was attributable to an increase in average interest-earning assets of $148 million and a $0.6 million reduction in interest expense produced by redemption of the remaining $22.0 million of our 9.76% Cumulative Capital Securities in 2004. This was offset, in part, by decreased net interest margin caused by runoff of higher-yielding auto contracts receivable and increased funding costs produced by rising market interest rates.

     For the first quarter of 2005, interest income was $7.1 million and the average yield on interest-earning assets was 6.92%, while interest expense on our borrowings was $3.7 million and the average cost of borrowings was 4.29%. Our average interest earning assets totaled $414.7 million for the same period.

     For the first quarter of 2004, interest income was $4.9 million and the average yield on interest-earning assets was 7.40%, while interest expense on our borrowings was $1.9 million and the average cost of borrowings was 4.08%. Our average interest earning assets for the first quarter of 2004 totaled $266.8 million.

     The following tables set forth average outstanding balances of assets and liabilities, interest income and expense, and average yields on our interest-earning assets and the average cost of our borrowings for the periods indicated:

	AVERAGE BALANCES, YIELDS AND RATES
	For the Three Months Ended March 31, 2005
	Average		Average
	Balance	Interest	Yield/Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Auto contracts and other loans receivable	$363,808	$6,350	7.09%
Restricted cash	28,631	221	3.08
Retained interests in securitizations	22,305	500	8.98

Total interest-earning assets	414,744	7,071	6.92%

Other assets	48,371

Total assets	$463,115

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Warehouse credit facility	$231,508	2,418	3.80%
Securitization notes payable	109,337	1,260	4.61
Other borrowings	1,486	—	—

Total interest-bearing liabilities	342,331	3,678	4.29%

Other liabilities	16,699

Total liabilities	359,030
Stockholders’ equity	104,085

Total liabilities and stockholders’ equity	$463,115

Net interest income/net interest spread		$3,393	2.63%

Net interest-earning assets	$72,413

Net interest margin			3.37%

	AVERAGE BALANCES, YIELDS AND RATES
	For the Three Months Ended March 31, 2004
	(As Restated, See Note 2)
	Average		Average
	Balance	Interest	Yield/Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Auto contracts and other loans receivable	$206,197	$4,155	8.10%
Restricted cash	29,727	64	0.86
Retained interests in securitizations	28,368	664	9.42
Mortgage-backed and other securities	2,500	29	4.80

Total interest-earning assets	266,792	4,912	7.40%

Other assets	99,632

Total assets	$366,424

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Warehouse credit facility	$151,343	1,246	3.28%
Other borrowings	13,987	97	2.78
9.76% Junior Subordinated Deferrable Interest Debentures	24,784	599	9.76

Total interest-bearing liabilities	190,114	1,942	4.08%

Other liabilities	20,511

Total liabilities	210,625
Stockholders’ equity	155,799

Total liabilities and stockholders’ equity	$366,424

Net interest income/net interest spread		$2,970	3.32%

Net interest-earning assets	$76,678

Net interest margin			4.50%

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

Provision for Credit Losses

     At March 31, 2005, BVAC had $293.5 million of auto contracts designated as held-for-investment. An allowance for credit losses on these contracts was established through the provision for credit losses. Our provision for credit losses totaled $0.8 million for the quarter ended March 31, 2005. During the first quarter of 2004, there were no auto contracts designated as held-for-investment and, accordingly, no provision for credit losses for the quarter ended March 31, 2004. Refer to “Balance Sheet Analysis - Auto Contracts and Other Loans – Auto Installment Contracts and Other Loans” for related information on BVAC’s allowance for credit losses on auto contracts held-for-investment.

Noninterest Income

     Noninterest income was $4.1 million for the first quarter of 2005 compared to $7.0 million for the first quarter of 2004. The decrease in noninterest income for the first quarter of 2005, compared to the first quarter of 2004, was largely a result of decreased leasing income and loan servicing income offset, in part, by unrealized gains on our derivative instruments.

     Leasing income decreased by $3.2 million quarter-over-quarter as a result of continued runoff of our liquidating auto lease portfolio, offset, in part, by favorable experience on the disposition of vehicles coming off lease during the quarter. We ceased purchasing auto leases in June 2000 and, since then, the balance of our lease portfolio has continued to decline as leases have reached their end-of-term.

     Loan servicing income for the first quarter of 2005 declined from the corresponding quarter in the prior year on a decline in the balance of our investor-owned servicing portfolio to $224 million at March 31, 2005 from $357 million at March 31, 2004.

     As discussed in additional detail in Item 3. “Quantitative and Qualitative Disclosures About Market Risk – Asset/Liability Management,” we employ derivative instruments primarily to protect the value of BVAC’s fixed-rate auto contracts from rising interest rates. Our strategy is to protect the economic value of these auto contracts rather than the accounting values. We account for changes in the market value of our derivative instruments as prescribed by Statement No. 133. Our derivative instruments are not treated as designated hedge instruments under Statement No. 133 and are, accordingly, carried at fair value, with changes in such fair value charged or credited to earnings. Our use of fair value accounting for our derivative instruments has resulted in certain fluctuations in noninterest income. The $1.4 million of unrealized gains on our derivative instruments in the first quarter of 2005 resulted from rising market interest rates during the quarter. Conversely, declining interest rates resulted in $0.3 million of unrealized losses on our derivative instruments in the first quarter of 2004. Future changes in interest rates will likely continue to produce fluctuations in the fair value of our derivatives and, therefore, the level of our noninterest income.

     Noninterest income for the first quarter of 2005 and 2004 included $0.4 million and $0.3 million, respectively, of write-offs of premium on auto contracts held-for-sale due to prepayments and chargeoffs of defaulted auto contracts, and net losses on sales of assets.

Noninterest Expense

     Noninterest expense was $7.1 million for the first quarter of 2005 compared to $11.5 million for the first quarter of 2004. For the first quarter of 2005, our noninterest expense included $6.6 million of general and administrative expense and $0.5 million of leasing expense. For the first quarter of 2004, noninterest expense included $6.5 million of general and administrative expense, $4.7 million of leasing expense and $0.3 million of real estate owned expenses. The following table sets forth the components of general and administrative expense:

	For the Three Months Ended
	March 31, 2005	March 31, 2004
	(Dollars in thousands)
General and Administrative Expense
Employee compensation	$3,116	$3,711
Occupancy	470	247
Professional and legal services	2,588	1,566
Information technology	203	304
Capitalized fees and costs	(566)	(288)
Other	795	1,001

Total general and administrative expense	$6,606	$6,541

     The decrease in noninterest expense for the first quarter of 2005, compared to the first quarter of 2004, was primarily the result of a $4.2 million decline in leasing expense on our liquidating auto lease portfolio. In addition, professional and legal services expense increased in the first quarter of 2005 on increased audit costs and costs attributable to implementing compliance with the Sarbanes-Oxley Act of 2002. During the quarter, we also recognized expense associated with a settlement of litigation involving a claim against the Bank related to its past servicing of a pool of commercial equipment leases. We believe there is no basis for this claim but agreed to settle the case in order to avoid further potential costs of litigation.

     Because our auto leases are accounted for as operating leases, the corresponding leased vehicles are capitalized and depreciated to their estimated residual values over their lease terms. This depreciation expense is included in leasing expense, along with the amortization of capitalized initial direct lease costs and lease impairment charges. We test the residual value of our auto lease portfolio for impairment on a quarterly basis. The percentage of leases considered impaired is a measure of the quarterly rate of decline in the residual value of our auto lease portfolio versus our depreciation and writedown of the residual value of our auto lease portfolio since the prior quarterly valuation. At March 31, 2005 and 2004, there were no vehicles in our auto lease portfolio that were considered impaired under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Higher percentages of impaired leases are indicative of more rapidly declining resale values for used vehicles. Current rates of impairment are not necessarily indicative of future rates of impairment. Impairment of lease residual values is a function of a number of significant factors that could change in the near term, and adversely affect the valuation of the auto lease portfolio. These factors were previously described under “Critical Accounting Policies — Investment in Operating Lease Assets.” Two of these factors, including ALG’s projections of lease residual values and the relative probabilities of the three alternatives for disposing of vehicles, are particularly susceptible to changes in market conditions.

     In previous quarters, a $250 decline in the market value of individual vehicles in our lease portfolio would have resulted in additional vehicles being deemed impaired, and subject to an impairment charge. At March 31, 2005 and 2004, however, there were no additional vehicles that would have been determined to have been impaired if their market values had declined by such an amount. Impairment could increase if the percentage of vehicles returned to us were greater than the percentage that was projected at March 31, 2005, because the proceeds realized when we must dispose of vehicles at the end of lease terms are generally less than if lessees purchase vehicles prior to the end of lease terms.

Income Taxes

     The Company recorded a tax benefit of $0.2 million for the first quarter of 2005. The effective tax rate used in computing the tax benefit for this period was 32.0%. This projected 2005 effective tax rate is lower than the federal statutory rate due to state tax payments on BVAC tax returns that must be filed on a separate company basis.

     For the first quarter of 2004, the Company recorded a tax benefit of $0.6 million. The effective tax rate for the first quarter of 2004 was 39.2%.

Balance Sheet Analysis

     Our total assets were $502.9 million at March 31, 2005 compared to $423.3 million at December 31, 2004. The increase in total assets was primarily attributable to BVAC’s purchases of auto contracts which produced $75.2 million of growth in our warehouse inventory of auto contracts, net of repayments and sales.

Cash

     At March 31, 2005, we had cash totaling $8.1 million compared to $4.4 million at December 31, 2004. We did not make a cash distribution to our stockholders during the first quarter of 2005. Refer to “Forward-Looking Statements – Cash Distributions” for comments about future cash distributions.

Restricted Cash

     Our restricted cash balances were $33.1 million and $26.8 million at March 31, 2005 and December 31, 2004, respectively. Restricted cash attributable to BVAC’s auto finance business includes cash collateral provided to counterparties to BVAC’s hedging contracts to meet margin requirements, cash collateral provided to cure potential borrowing base deficiencies on BVAC’s warehouse credit facility, cash on deposit in connection with credit enhancement of securitization notes payable and cash payments received from our customers that are in-transit to trust accounts for BVAC’s auto securitization trusts. The remaining assets from the Bank liquidation also include restricted cash that has been pledged to secure a letter of credit, cash collateral pledged in connection with financing secured by our auto lease portfolio contractual cash flow as well as cash collateral pledged in connection with the Company’s servicing of a multi-family loan pool and other contractual obligations.

Retained Interests in Securitizations

     The following table provides information, by securitization transaction, on the balance of our retained interests in outstanding securitizations of auto contracts as of the dates indicated:

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
Available-for-sale
Transaction:
Bay View 2002-LJ-1 Owner Trust	$15,201	$15,622
Bay View 2003-LJ-1 Owner Trust	6,679	7,014

Total retained interests in securitizations	$21,880	$22,636

     Our retained interests are subordinate to investor interests. At March 31, 2005, all retained interests in securitizations were classified as available-for-sale and reported at fair value. Unrealized losses of $161 thousand and $279 thousand in these retained interests were included in our stockholders’ equity, net of taxes, at March 31, 2005 and December 31, 2004, respectively. For the first quarter of 2005, the retained interest in the Bay View 2003-LJ-1 Owner Trust was deemed to be other-than-temporarily impaired by $124 thousand and, accordingly, this amount was charged against noninterest income.

Auto Installment Contracts and Other Loans

     The following table illustrates our portfolio of auto contracts and other loans as of the dates indicated:

	March 31, 2005	December 31, 2004
	(Dollars in thousands)
Auto installment contracts and other loans receivable:
Auto installment contracts held-for-sale	$106,970	$73,462
Premiums, discounts, and deferred fees and costs, net	2,647	1,559

Auto installment contracts held-for-sale, net	109,617	75,021

Other loans held-for-sale:
Franchise loans	375	583
Asset-based loans	—	319

Total other loans held-for-sale	375	902

Auto installment contracts held-for-investment	287,595	247,219
Premiums, discounts, and deferred fees and costs, net	7,888	7,152
Allowance for credit losses	(2,013)	(1,508)

Auto installment contracts held-for-investment, net	293,470	252,863

Auto installment contracts and loans receivable, net	$403,462	$328,786

Auto Contracts

     During the first quarter of 2005, BVAC purchased $115.5 million of auto contracts, an increase of 43% compared to purchases of $80.7 million in the fourth quarter of 2004 and an increase of 67% from first quarter 2004 purchases of $69.3 million. We attribute this increase to the initial success of our efforts to broaden BVAC’s market for good credit quality customers and expand its origination of high quality loans. BVAC has consistently improved its monthly loan purchase volumes since September 2004, and its March 2005 loan purchase volume was the highest achieved in the Company’s history. Repayments totaled $36.3 million and $23.4 million for the first quarter of 2005 and 2004, respectively.

     For the first quarter of 2005, BVAC’s purchased contract rates averaged 8.30% compared to first quarter 2004 rates of 7.90%. Credit quality indicators also improved during the quarter. FICO scores for the quarter averaged 742 compared to an average of 734 for first quarter 2004 production. Of the contracts purchased in the first quarter of 2005, 91% were originated by manufacturer-franchised dealerships and 9% were originated by independent dealerships compared to 95% and 5%, respectively, for the first quarter of 2004; 40% were contracts on new vehicles and 60% were contracts on used vehicles compared to 55% and 45% for the first quarter of 2004. Net chargeoffs improved to 1.11% of managed contracts in the first quarter of 2005 from 1.23% in the first quarter of 2004.

     At March 31, 2005, BVAC was servicing 30,400 auto contracts with an aggregate outstanding balance of $619 million compared to 29,800 auto contracts with an aggregate outstanding balance of $560 million at March 31, 2004.

Other Loans Receivable

     At March 31, 2005, the net carrying value of other loans receivable, which we are in the process of liquidating, was $0.4 million compared to $0.9 million at December 31, 2004. These loans are designated as held-for-sale and carried at the lower of cost or fair value. During first quarter of 2005, we collected repayments of $0.3 million and charged-off $0.2 million.

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

     The following table sets forth our nonperforming assets as of the dates indicated:

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
Nonaccrual loans
Auto installment contracts	$111	$61
Franchise and asset-based loans	375	902

Total nonaccrual loans	486	963
Real estate owned	2,654	3,379
Repossessed vehicles	220	400

Nonperforming assets	$3,360	$4,742

     The decrease in total nonperforming assets at March 31, 2005, compared to December 31, 2004, was primarily due to the repayments and chargeoff of other loans receivable, discussed above, combined with a sale of $0.7 million of real estate owned. Our nonperforming assets included mark-to-market valuation reserves of $1.2 million at March 31, 2005 and December 31, 2004.

     The following table sets forth loans delinquent 60 days or more as a percentage of gross loans:

	Loans Delinquent 60 Days or More as a Percentage
	of Gross Loans

	March 31, 2005		December 31, 2004
	(Dollars in thousands)
Auto installment contracts	$267	0.07%	$406	0.12%
Franchise loans	375	0.09	583	0.18
Asset-based loans	—	—	319	0.10

Total	$642	0.16%	$1,308	0.40%

Allowance for Credit Losses

     The Company maintains an allowance for credit losses on auto contracts held-for-investment that represents management’s estimate of inherent credit losses that have occurred as of the date of the financial statements. The process of determining the necessary level of the allowance is subjective and requires considerable judgment. Our auto contracts held-for-investment represent an inventory of small-balance loans with relatively homogeneous credit quality characteristics. Refer to “Critical Accounting Policies – Allowance for Credit Losses” for further details. The following table sets forth the activity in the allowance for credit losses on loans held-for-investment as of and for the periods indicated:

	As of and For
	the Three	As of and For
	Months Ended	the Year Ended
	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$1,508	$—
Net charge-offs	(332)	(104)
Provision for Credit Losses	837	1,612

Balance at end of period	$2,013	$1,508

Borrowings

     Our borrowings totaled $381.4 million at March 31, 2005 compared to $300.7 million at December 31, 2004 as set forth in the following table:

	March 31, 2005	December 31, 2004
	(Dollars in thousands)
BVAC warehouse credit facility	$160,304	$298,755
2005-LJ-1 securitization notes payable	220,475	—
Financing secured by contractual auto lease cash flow	607	1,895

Total	$381,386	$300,650

     As discussed below, BVAC issued $232.1 million of auto receivable backed notes during the first quarter of 2005 and repaid $217.8 million of borrowings on its warehouse credit facility. Additional borrowings on the warehouse credit facility provided the funding for purchases of auto contracts during the first quarter of 2005.

Liquidity and Capital Resources

     BVAC’s $350.0 million revolving warehouse credit facility allows us to purchase and warehouse auto contracts while our ability to securitize or sell auto contracts on a whole loan basis allows us to periodically pay down the warehouse facility in order to maintain available borrowing capacity to fund future purchases of auto contracts. Repayments from warehoused auto contracts also provide liquidity. During the first quarter of 2005, liquidation of the assets of the Bank remaining from its September 30, 2003 dissolution, primarily the auto lease portfolio, also provided liquidity; however, the liquidation of these assets was largely completed in 2004 and they are a decreased source of liquidity in 2005 and beyond.

     At March 31, 2005, we had $8.1 million of cash, and $189.7 million of available borrowing capacity on our revolving warehouse credit facility of which $11.7 million was immediately available based upon BVAC-owned auto contracts eligible for pledging.

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

     On June 30, 2004, we redeemed the remaining $22.0 million of our 9.76% Cumulative Capital Securities (the “Capital Securities”). Between December 31, 2003 and December 31, 2004, we distributed $311.0 million in cash to our stockholders, or $47.25 per share after the adjustment to reflect the retroactive effect of the 1-for-10 reverse stock split of our common stock effective June 30, 2004. We did not make a cash distribution to our stockholders during the first quarter of 2005. Refer to “Forward-Looking Statements – Cash Distributions” for comments about future cash distributions.

     Under the Amended Plan, we are completing the liquidation of the assets and the satisfaction of the liabilities of the Bank remaining after its September 30, 2003 dissolution and anticipate that this process will be substantially completed during 2005.

     Stockholders’ equity totaled $104.0 million and $104.2 million at March 31, 2005 and December 31, 2004, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Asset/Liability Management

     Interest rate risk, the fluctuation of market interest rates, impacts the value of our fixed-rate auto contracts. It also impacts the net interest income component of our earnings because BVAC funds the purchase of fixed-rate auto contracts with its warehouse credit facility, which is a floating-rate facility. The rate on the warehouse facility, a revolving purchase facility, is indexed to the one-month Libor rate as well as commercial paper rates and is subject to frequent adjustments.

     Fixed-rate Auto Contracts

     BVAC purchases fixed-rate auto contracts primarily for sale or for on- or off-balance sheet securitization. Investors in these securitization or whole loan sale transactions require a yield that is commensurate with prevailing market interest rates. The prices offered by investors in these transactions reflect prevailing market interest rates at the time of these transactions, which creates interest rate risk for us during the period BVAC warehouses, or owns, these fixed-rate auto contracts. Accordingly, our earnings are affected by changes in prevailing market interest rates. Rising market interest rates generally reduce the value of BVAC’s fixed-rate auto contracts.

     Net Interest Income

     BVAC funds purchases of fixed-rate auto contracts with its floating-rate warehouse credit facility. While we own these contracts, we earn net interest income, which is defined as the amount by which interest income earned on the contracts exceeds the interest paid on BVAC’s warehouse credit facility. Changes in prevailing market interest rates produce corresponding changes in the cost of BVAC’s floating-rate warehouse credit facility thereby creating interest rate risk. Rising market interest rates increase the interest expense we incur on BVAC’s warehouse credit facility, thereby reducing the net interest income we earn.

     To protect us from interest rate risk, we may use various derivative financial instruments, including interest rate swap contracts, to protect the market value of BVAC’s warehouse inventory of auto contracts and the related net interest income. We anticipate the market value of our derivative instruments to be generally inversely correlated to the market value of BVAC’s warehouse inventory. Changes in prevailing market interest rates will generally produce offsetting changes in market values. We may enter into these derivative agreements as BVAC purchases auto contracts and the agreements may be closed out at the time the underlying auto contracts are securitized or sold.

     At March 31, 2005, we had outstanding swap contracts with a total notional amount of $145.0 million under which we pay a fixed interest rate of 3.16% and receive a floating interest rate of 2.56%. These contracts mature from May 2005 to May 2008. At March 31, 2005, we had an unrealized gain of $1.8 million in our swap contracts and estimate that an increase in market interest rates of 100 and 200 basis points would have resulted in an approximate unrealized gain of $2.0 million and $4.0 million; respectively; while a decrease in interest rates of 100 basis points would have resulted in an approximate unrealized loss of $2.1 million.

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

     Remediation Efforts Related to the Material Weaknesses in Internal Controls

     At December 31, 2004, we had a material weakness relating to our accounting for interest rate caps. After further analysis we determined that the appropriate accounting application should have been in accordance with SFAS 133. During the first quarter of 2005, we announced the restatement of our financial statements for the first three quarters of 2004 and publicly released the effect of these corrections on our financial statements for each of the first three quarters of 2004. This Form 10-Q includes a restatement of our financial statements for the quarter ended March 31, 2004, and we have simultaneously filed amendments to our Form 10-Q Quarterly Reports for the quarters ended June 30, 2004 and September 30, 2004 that include a restatement of our financial statements for those quarters.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

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