Form 10-Q
period 2005-06-30
BAY VIEW CAPITAL CORP
filed 2005-08-05
CIK 840387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

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
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, Par Value $.01 (Title of Class)	Outstanding at July 31, 2005 6,595,886 shares

FORM 10-Q
INDEX
BAY VIEW CAPITAL CORPORATION

Page(s)
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

Condensed Consolidated Statements of Financial Condition	4

Condensed Consolidated Statements of Operations and Comprehensive Loss	5-6

Condensed Consolidated Statement of Stockholders’ Equity	7

Condensed Consolidated Statements of Cash Flows	8-9

Notes to Condensed Consolidated Financial Statements	10-15

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations	16-32

Item 3. Quantitative and Qualitative Disclosures About Market Risk	33-34

Item 4. Controls and Procedures	35-36

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3. Defaults Upon Senior Securities	37

Item 4. Submission of Matters to a Vote of Security Holders	37

Item 5. Other Information	38

Item 6. Exhibits	38

Signatures	39
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Forward-Looking Statements
     This Form 10-Q Quarterly Report of Bay View Capital Corporation (the “Company,” “we,” “us,” or “our”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements that describe our plans for our automobile finance company, Bay View Acceptance Corporation (“BVAC”), our strategy to maximize stockholder value through use of our net operating loss carryforwards and the continuing disposition of assets and satisfaction of liabilities we assumed upon the dissolution of Bay View Bank, N.A. (the “Bank”) effective September 30, 2003. These forward-looking statements are identified by use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and similar terms and phrases, including references to assumptions. These forward-looking statements are necessarily based on assumptions as of the date of this Form 10-Q Quarterly Report and involve risks and uncertainties. Accordingly, our actual results from the ongoing operations of BVAC, our net operating loss carry forward strategy and the continuing disposition of assets and satisfaction of liabilities we assumed from the Bank may differ materially from those that we currently anticipate.
     A number of factors may affect our forward-looking statements regarding our ongoing operations in the future including the following:
•	Our efforts to expand BVAC’s operations could be unsuccessful;

•	Our ability to obtain and maintain financing to fund the ongoing operations of BVAC, including securitizing and selling automobile installment contracts in order to repay borrowings;

•	Changes in general economic and business conditions;

•	Interest rate fluctuations, including the results from our hedging activities;

•	Our financial condition and liquidity, including our ability to generate future cash flows and earnings;

•	Our degree of success in utilizing our net operating loss carryforwards;

•	Competition;

•	Our ability to control our operating expenses;

•	The effect of new laws, regulations and court decisions affecting consumer finance transactions and net operating loss carryforwards;

•	The condition of the market for the sale of new and used automobiles, including pricing options by automobile manufacturers;

•	The level of charge-offs on the contracts that BVAC purchases; and

•	The outcome of pending litigation against us.
Cash Distributions
     On March 10, 2005 we announced that we would not make a first quarter cash distribution to stockholders as our Board of Directors evaluated the strategic value of an acquisition. Our Board of Directors continues to evaluate whether an acquisition would better maximize stockholder value. Pending the conclusion of that analysis, our Board of Directors has decided to retain surplus cash for possible use in connection with a potential acquisition rather than distributing such surplus to stockholders. As a result, no cash distribution was made to stockholders during the first six months of 2005. If we determine we will not seek an acquisition or if we are unable to locate a suitable acquisition over the next several months, our Board of Directors would then consider the restoration of capital distributions depending on a number of factors, including our financial condition and results of operations and other strategic alternatives.
     As a result of the foregoing factors, no stockholder should place undue reliance on any forward-looking statements. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements and all forward-looking statements speak only as of the date made.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Bay View Capital Corporation and Subsidiaries
Condensed Consolidated Statements of Financial Condition

	June 30,	December 31,
	2005	2004
	(Unaudited)
	(Dollars in thousands)
ASSETS
Cash	$9,361	$4,447
Restricted cash	39,359	26,845
Retained interests in securitizations available-for-sale	21,244	22,636
Auto installment contracts and loans held-for-sale:
Auto installment contracts	101,545	75,021
Other loans	—	902
Auto installment contracts held-for-investment, net	197,185	252,863
Securitized auto installment contracts held-for-investment, net	202,743	—
Investment in operating lease assets, net	1,426	10,041
Real estate owned, net	2,654	3,379
Premises and equipment, net	683	733
Repossessed vehicles	296	439
Current and deferred income taxes, net	18,424	16,977
Goodwill	1,846	1,846
Other assets	8,441	7,199

Total assets	$605,207	$423,328

LIABILITIES AND STOCKHOLDERS’ EQUITY
Borrowings:
Warehouse credit facility and other short-term borrowings	$284,006	$298,755
Securitization notes payable	200,503	—
Other borrowings	94	1,895
Other liabilities	9,762	9,629
Liquidation reserve	8,291	8,856

Total liabilities	502,656	319,135

Stockholders’ equity:
Common stock ($.01 par value); authorized, 80,000,000 shares; issued, 2005 - 6,597,303 shares; 2004 - 6,597,303 shares; outstanding, 2005 - 6,595,886 shares; 2004 - 6,593,860 shares	66	66
Additional paid-in capital	109,243	109,578
Accumulated deficit	(6,465)	(4,585)
Treasury stock, at cost; 2005 - 1,417 shares; 2004 - 3,443 shares	(252)	(587)
Accumulated other comprehensive loss	(41)	(279)

Total stockholders’ equity	102,551	104,193

Total liabilities and stockholders’ equity	$605,207	$423,328

See notes to condensed consolidated financial statements.

Bay View Capital Corporation and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the Three Months Ended
	June 30,	June 30,
	2005	2004
	(Dollars in thousands, except per share amounts)
Interest income:
Interest on auto installment contracts and other loans	$8,276	$4,508
Interest on short-term investments and retained interests in securitizations	844	704

	9,120	5,212

Interest expense:
Interest on warehouse credit facility and other short-term borrowings	2,608	1,040
Interest on securitization notes payable	2,440	—
Other interest expense	58	1,123

	5,106	2,163

Net interest income	4,014	3,049
Provision for credit losses	1,793	521

Net interest income after provision for credit losses	2,221	2,528

Noninterest income:
Leasing income	1,843	3,596
Loan servicing income	472	852
Loan fees	193	224
Unrealized gain (loss) on derivative instruments	(1,106)	2,717
Loss on auto installment contracts and other loans held-for-sale, and retained interests in securitizations, net	(585)	(1,340)
Other, net	279	115

	1,096	6,164

Noninterest expense:
General and administrative	5,630	6,146
Leasing expense	156	2,848
Real estate owned, net	24	(11)

	5,810	8,983

Loss before income tax benefit	(2,493)	(291)
Income tax benefit	(947)	(114)

Net loss	$(1,546)	$(177)

Basic loss per share	$(0.23)	$(0.03)

Diluted loss per share	$(0.23)	$(0.03)

Weighted-average basic shares outstanding	6,596	6,591

Weighted-average diluted shares outstanding	6,596	6,591

Net loss	$(1,546)	$(177)
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on securities available-for-sale, net of tax expense (benefit) of $77 and ($24) for the three month periods ended June 30, 2005 and June 30, 2004, respectively	120	(38)

Comprehensive loss	$(1,426)	$(215)

     See notes to condensed consolidated financial statements.

Bay View Capital Corporation and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2005	2004
	(Dollars in thousands, except per share amounts)
Interest income:
Interest on auto installment contracts and other loans	$14,626	$8,663
Interest on short-term investments and retained interests in securitizations	1,565	1,461

	16,191	10,124

Interest expense:
Interest on warehouse credit facility and other short-term borrowings	4,802	1,933
Interest on securitization notes payable	3,700	—
Other interest expense	282	2,172

	8,784	4,105

Net interest income	7,407	6,019
Provision for credit losses	2,630	521

Net interest income after provision for credit losses	4,777	5,498

Noninterest income:
Leasing income	3,913	8,824
Loan servicing income	1,024	1,799
Loan fees	376	724
Unrealized gain on derivative instruments	374	2,409
Loss on auto installment contracts and other loans held-for-sale, and retained interests in securitizations, net	(1,034)	(1,645)
Other, net	521	1,099

	5,174	13,210

Noninterest expense:
General and administrative	12,236	12,687
Leasing expense	671	7,515
Real estate owned, net	28	280

	12,935	20,482

Loss before income tax benefit	(2,984)	(1,774)
Income tax benefit	(1,104)	(696)

Net loss	$(1,880)	$(1,078)

Basic loss per share	$(0.29)	$(0.16)

Diluted loss per share	$(0.29)	$(0.16)

Weighted-average basic shares outstanding	6,595	6,581

Weighted-average diluted shares outstanding	6,595	6,581

Net loss	$(1,880)	$(1,078)
Other comprehensive income, net of tax:
Change in unrealized gain on securities available-for-sale, net of tax expense of $154 and $364 for the six month periods ended June 30, 2005 and June 30, 2004, respectively	238	570

Comprehensive loss	$(1,642)	$(508)

See notes to condensed consolidated financial statements.

Bay View Capital Corporation and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

						Accumulated
	Number		Additional			Other	Total
	of Shares	Common	Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Issued	Stock	Capital	Deficit	Stock	Loss	Equity
	(In thousands)
Balance at December 31, 2004	6,597	$66	$109,578	$(4,585)	$(587)	$(279)	$104,193
Distribution of restricted shares	—	—	(335)	—	335	—	—
Net loss	—	—	—	(1,880)	—	—	(1,880)
Unrealized gain on retained interests on securitizations available-for-sale, net of tax	—	—	—	—	—	238	238

Balance at June 30, 2005	6,597	$66	$109,243	$(6,465)	$(252)	$(41)	$102,551

See notes to condensed consolidated financial statements.

Bay View Capital Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2005	2004
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,880)	$(1,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Net increase in auto installment contracts held-for-sale resulting from purchases, net of repayments	(129,392)	(96,977)
Proceeds from sales and/or securitizations of auto installment contracts and other loans held-for-sale	6,493	14,988
Provision for credit losses	2,630	521
Depreciation and amortization of investment in operating lease assets	749	6,924
Depreciation and amortization of premises and equipment	177	166
Amortization of premium and accretion of discount	1,688	81
Accretion of retained interests in securitizations	(986)	(1,242)
Provision for deferred taxes	(1,104)	(696)
Loss on auto installment contracts and other loans held-for-sale, and retained interests in securitizations, net	1,034	1,645
Change in fair value of derivative instruments	1,172	(1,437)
Increase in restricted cash	(12,514)	(4,874)
(Increase) decrease in other assets	(2,582)	3,604
Increase (decrease) in other liabilities	539	(3,553)
Decrease in reserve for estimated costs during the period of liquidation	(565)	(1,336)
Other, net	(1,112)	456

Net cash used in operating activities	(135,653)	(82,808)

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in auto installment contracts held-for-investment resulting from purchases, net of repayments	(54,877)	—
Decrease in investment in operating lease assets	7,945	32,101
Principal payments on retained interests in securitizations	2,634	4,011
Principal payments on mortgage-backed securities	—	383
Proceeds from sale of mortgage-backed securities	—	5,626
Proceeds from sale of real estate owned	725	690
Additions to premises and equipment, net	(127)	(252)

Net cash (used in) provided by investing activities	(43,700)	42,559

Bay View Capital Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2005	2004
	(Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of securitization notes payable	$233,168	$—
Repayment of securitization notes payable	(32,351)	—
Proceeds from warehouse credit facility	516,639	128,399
Repayment of warehouse credit facility	(531,388)	(45,679)
Redemption of Junior Subordinated Deferrable Interest Debentures	—	(22,000)
Net decrease in other borrowings	(1,801)	(9,919)
Proceeds from issuance of common stock	—	202
Dividends paid to common stockholders	—	(16,478)

Net cash provided by financing activities	184,267	34,525

Net increase (decrease) in cash and cash equivalents	4,914	(5,724)
Cash and cash equivalents at beginning of period	4,447	11,563

Cash and cash equivalents at end of period	$9,361	$5,839

Cash paid during the period for:
Interest	$8,858	$3,377
Income taxes	$498	$264

Supplemental non-cash investing and financing activities:
Loans transferred from held-for-sale to held-for-investment	$96,263	$103,023
Redemption of Junior Subordinated Deferrable Interest Debentures	$—	$2,784
See notes to condensed consolidated financial statements.

Bay View Capital Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2005
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
     Bay View Capital Corporation (the “Company,” “we,” “us,” or “our”) is a financial services company headquartered in San Mateo, California.
     The condensed consolidated financial statements include the accounts of the Company, a Delaware corporation, and its wholly owned subsidiaries: Bay View Acceptance Corporation (“BVAC”), a Nevada corporation, along with its subsidiaries, Bay View Receivables Corporation, a Delaware corporation, Bay View Transaction Corporation, a Delaware corporation, Bay View Deposit Corporation, a Delaware corporation, and Bay View Warehouse Corporation, a Delaware corporation; and the Company’s subsidiaries, Bay View Securitization Corporation, a Delaware corporation; FMAC Insurance Services, a Delaware corporation; FMAC 2000-A Holding Company, a California corporation; FMAC Franchise Receivables Corporation, a California corporation; Bay View Commercial Finance Group, a California corporation; XBVBKRS, Inc., a California corporation; MoneyCare, Inc., a California corporation and Bay View Auxiliary Corporation, a California corporation. All intercompany accounts and transactions have been eliminated.
     The interim period consolidated financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). These interim period financial statements should be read in conjunction with the Company’s consolidated financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The information provided in these interim financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s financial condition as of June 30, 2005 and December 31, 2004, the results of its operations for the three and six month periods ended June 30, 2005 and 2004, and its cash flows for the six month periods ended June 30, 2005 and 2004. These adjustments are of a normal, recurring nature unless otherwise disclosed in this Quarterly Report on Form 10-Q (“Form 10-Q”). These interim financial statements have been prepared in accordance with the instructions to Form 10-Q.
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.
     On June 30, 2004, the Company effected a 1-for-10 reverse stock split of the issued and outstanding shares of the Company’s common stock. Accordingly, all shares outstanding and per share amounts are presented on a post-reverse stock split basis for all periods reported. The Company’s issued common stock totaled 6,597,303 shares at June 30, 2005 and December 31, 2004.
Stock-based Compensation
     The Company accounts for its stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method, compensation cost is generally the excess, if any, of the quoted market price of the stock at the grant or other measurement date over the exercise price. There was no compensation expense recorded under APB 25 for the three and six month periods ended June 30, 2005 and 2004. Had compensation expense related to the Company’s stock option awards to employees and directors been determined under the fair value method prescribed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation”, the Company’s net loss and loss per share would have been the pro forma amounts set forth in the table below for the periods indicated:

Bay View Capital Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2005
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share amounts)
Net loss as reported in Consolidated Statements of Operations and Comprehensive Loss	$(1,546)	$(177)	$(1,880)	$(1,078)
Stock-based compensation included in net loss as reported	—	—	—	—
Stock-based compensation expense determined under fair value method, net of taxes	(18)	—	(37)	—

Pro forma net loss, after stock-based compensation expense	$(1,564)	$(177)	$(1,917)	$(1,078)

Net loss per share — basic:
As reported	$(0.23)	$(0.03)	$(0.29)	$(0.16)
Pro forma	$(0.24)	$(0.03)	$(0.29)	$(0.16)
Net loss per share — diluted:
As reported	$(0.23)	$(0.03)	$(0.29)	$(0.16)
Pro forma	$(0.24)	$(0.03)	$(0.29)	$(0.16)
     The fair value of options determined above for the three and six month periods ended June 30, 2005 and 2004 was estimated using an option-pricing model with the following weighted-average assumptions:

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Risk-free interest rate	3.67%	3.16%	3.67%	3.16%
Expected life	3.6 years	3.6 years	3.6 years	3.6 years
Expected volatility	84.1%	41.2%	84.1%	41.2%
Expected dividends	—	—	—	—
Recent Accounting Pronouncements
     In December, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R “Share-Based Payment,” which revised Statement No. 123 and superseded APB Opinion No. 25. Statement No. 123R requires that the cost of employee services received in exchange for an award of equity instruments, such as stock options or restricted stock, be measured based on the fair value of the award on the grant date and recognized in the statement of income over the vesting period of the award. Securities and Exchange Commission (“SEC”) registrants were originally required to adopt Statement No. 123R’s provisions at the beginning of their first interim period after June 15, 2005. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 to provide its view on the valuation of share-based payment arrangement for public companies. In April 2005, the SEC announced that registrants could delay adoption of Statement No. 123R until the first fiscal year beginning after September 2005. The Company is evaluating Statement No. 123R and plans to adopt the standard as required in January 2006, but does not expect its adoption to have a material impact on its financial condition, results of operations or cash flows.

Bay View Capital Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2005
(Unaudited)
     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Statement No. 154 requires retrospective application to prior period’s financial statements of changes in accounting principle. Retrospective application is defined as the application of a different accounting principle to prior accounting periods as if that principle had always been used, or as the adjustment of previously issued financial statements to reflect a change in reporting entity. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of Statement No. 154 to have a material impact on its financial condition, results of operations or cash flows.
     In June 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1, “The Meaning of Other than Temporary Impairment and Its Application to Certain Investments.” This reflects the latest changes to the FASB Emerging Issues Task Force (“EITF”) 03-1, which the Company adopted in December 2003. EITF 03-01 included certain disclosures regarding quantitative and qualitative disclosures for investment securities accounted for under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” that are impaired at the balance sheet date, but an other-than-temporary impairment has not been recognized. FSP FAS 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment no later than when the impairment is considered other than temporary, even if a decision to sell has not been made. FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company is in the process of determining the impact that EITF 03-1 will have on its financial statements.
Reclassifications
     Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

Bay View Capital Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2005
(Unaudited)
Note 2. Loss per Share
     Basic loss per share is calculated by dividing net loss for the period by the weighted-average common shares outstanding for the period; there is no adjustment to the number of outstanding shares for potential dilutive instruments, such as stock options. Diluted loss per share takes into account the potential dilutive impact of such instruments and uses the average share price for the period in determining the number of incremental shares to add to the weighted-average number of shares outstanding. For the three and six month periods ended June 30, 2005, there were potential average common shares of 3,799 and 3,496, respectively, related to shares issuable upon the exercise of options that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the respective periods. For the three and six month periods ended June 30, 2004, potential average dilutive common shares issuable upon the exercise of options of 7,001 and 7,492, respectively, were not included in the computation of diluted loss per share because they were anti-dilutive.
     The following table illustrates the calculation of basic and diluted loss per share for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Net loss	$(1,546)	$(177)	$(1,880)	$(1,078)

Weighted-average basic shares outstanding	6,596	6,591	6,595	6,581
Add: Dilutive potential common shares	—	—	—	—

Weighted-average diluted shares outstanding	6,596	6,591	6,595	6,581

Basic loss per share	$(0.23)	$(0.03)	$(0.29)	$(0.16)

Diluted loss per share	$(0.23)	$(0.03)	$(0.29)	$(0.16)

Note 3. Auto Installment Contracts
     Auto installment contracts consisted of the following:

	As of	As of
	June 30, 2005	December 31, 2004
	(Dollars in thousands)
Auto installment contracts pledged under warehouse credit facility	$278,971	$314,749
Auto installment contracts transferred to a special purpose trust in connection with the securitization and issuance of auto receivable-backed notes accounted for as a secured financing	199,535	—
Other unpledged auto installment contracts	13,426	5,932
Premiums, discounts and deferred fees and costs, net	12,892	8,711
Less: Allowance for credit losses	(3,272)	(1,508)
Lower-of-cost-or-market allowance on auto contracts held-for-sale	(79)	—

Total auto installment contracts, net	$501,473	$327,884

Bay View Capital Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2005
(Unaudited)
Note 4. Income Taxes
     The Company recorded income tax benefits of $0.9 million and $1.1 million for the three and six month periods ended June 30, 2005, respectively. The effective tax rate used in computing the tax benefit for first six months of 2005 was 37%. This projected 2005 effective tax rate differs from the 35% federal statutory rate due to state income and franchise taxes.
     For the three and six month periods ended June 30, 2004, the Company recorded tax benefits of $0.1 million and $0.7 million, respectively. The effective tax rate used in computing the tax benefit for these periods was 39.2%.
     At June 30, 2005 the Company had $18.4 million of current and deferred tax assets, net. Deferred tax assets totaling $22.3 million consisted of net deferred tax assets of $43.8 million less a valuation allowance of $21.5 million. This valuation allowance was established in consideration of our projected future taxable income available to realize the deferred tax assets under the Company’s Amended Plan of Dissolution and Stockholder Liquidity (“Amended Plan”) in years after 2004. Realization is dependent upon generating sufficient taxable income prior to the expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized.
Note 5. Commitments and Contingencies
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

Bay View Capital Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2005
(Unaudited)
Note 6. Liquidation Reserve
     The liquidation reserve represents a liability for estimated severance costs, costs related to facilities closures, estimated litigation settlements and related legal expense and other costs associated with the completion of remaining liquidating activities set forth in the Company’s Amended Plan. The liquidation reserve is accounted for in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which became effective for exit or disposal activities that were initiated after December 31, 2003, and superseded Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” In accordance with Statement No. 146, the Company continues to apply certain provisions of EITF 94-3 to its accounting for the liquidation reserve because the Company’s liquidation plan was initiated prior to the initial application date.
     At June 30, 2005, the remaining balance of the liquidation reserve was $8.3 million, including accruals for severance, facilities and litigation and other costs of $1.3 million, $5.5 million and $1.5 million, respectively. The following table sets forth balances and activity in the liquidation reserve as of and for the periods indicated:

			Litigation /
	Severance	Facilities (1)	Other	Total
		(Dollars in thousands)
Balance at December 31, 2004	$1,314	$6,003	$1,539	$8,856
Accruals (reversals)	40	(222)	43	(230)
Payments	(66)	(313)	(47)	(335)

Balance at June 30, 2005	$1,288	$5,468	$1,535	$8,291

(1)	The reversal of the facilities accrual during the six month period ended June 30, 2005 was attributable to postponement of a planned move of the Company’s headquarters during 2005.
Note 7. Subsequent Event
     On July 28, 2005, the Company, through Bay View 2005-LJ-2 Owner Trust, issued $180.9 million of auto receivable-backed notes payable. The issue, a senior-subordinate structure, is comprised of four classes of fixed rate notes, Class A (A-1 through A-4), Class B, Class C and Class D. In this transaction, credit support to all classes is provided by excess spread, a reserve account and subordination in the form of an unrated certificate. The notes have final maturities ranging between July 28, 2006 and February 25, 2014. Proceeds from the issuance of the notes were used to repay $180.0 million of borrowings on the Company’s revolving warehouse credit facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” was written assuming that you have read or have access to the Company’s 2004 Annual Report on Form 10-K, which contains the latest audited consolidated financial statements and notes, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations. Accordingly, only certain changes in financial condition and results of operations are discussed in this Form 10-Q. Furthermore, the interim financial results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.
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
Auto Finance
     BVAC, the Company’s indirect auto finance subsidiary, purchases retail auto installment contracts from a network of approximately 7,000 manufacturer-franchised and independent auto dealers in 32 states and has positioned itself in the market as a lender for prime credit quality borrowers. While BVAC competes with other lenders for good credit quality loans, BVAC also offers specialized products such as extended term financing and larger advances for high credit quality customers and uses these products to establish relationships with automobile dealers. BVAC’s traditional product offers financing terms to 96 months and typically finances an amount in excess of a dealer’s wholesale value of a vehicle. This strategy has enabled BVAC to establish a loyal dealership network by satisfying a unique niche within the indirect auto finance market that is not well served by large commercial banks and captive finance companies.
     Recently, BVAC has begun leveraging this established reputation with its dealers to broaden its array of auto financing programs available to prime credit quality borrowers. BVAC is offering a product to prime credit quality borrowers that is outside of its traditional niche, with lower loan-to-value ratios and shorter term to maturity. In addition to widening its product offering, BVAC has recruited sales and credit personnel who have significant dealer relationships. These initiatives produced substantial growth in loan volume in 2005. BVAC has also contracted with third-party service providers to establish system-to-system connectivity to increase the volume of applications received and facilitate the communication of credit decisions for most of its active dealers.
     As a result, BVAC produced record loan volume in the first six months of 2005. Second quarter purchases totaled $144.8 million, a 91% increase over second quarter 2004 purchases of $75.9 million. Purchases for the first six months of 2005 were $259.7 million as compared to $145.2 million for the first six months of 2004. As a result of additional volume from the non-niche product, the term to maturity on auto contracts purchased by BVAC averaged 79 months and the loan-to-value ratio averaged 121% for the first six months of 2005, compared to an average term to maturity of 84 months and loan-to-value ratio of 127% on auto contracts purchased in the first six months of 2004. BVAC has maintained high credit quality; Fair, Isaac & Co. (“FICO”) credit scores averaged 734 for both second quarter 2005 and second quarter 2004 production. BVAC’s purchased contract rate was 8.99% at the end of the second quarter of 2005 compared to 7.99% at the end of the year 2004 and 7.78% at the end of the second quarter of 2004. For the second quarter of 2005, BVAC’s purchased contract rate averaged 8.88% compared to 7.86% for the second quarter of 2004.
     Of the contracts purchased during the first six months of 2005, approximately 92% were originated by manufacturer-franchised dealerships and 8% were originated by independent dealerships compared to 95% and 5%, respectively, for the first six months of 2004. 39% were contracts on new vehicles and 61% were contracts on used vehicles compared to 55% and 45%, respectively, in the first six months of 2004. The average loan amount financed by BVAC decreased to $24,065 for the first six months of 2005 from $30,300 for the first six months of 2004 due largely to the increased percentage of used car contracts and the previously mentioned lower loan-to-value ratio.
     BVAC operates as an independent finance company, purchasing auto contracts primarily for sale or securitization, and servicing these auto contracts. It currently has a $450 million revolving warehouse credit facility to fund its purchases of contracts, and periodically sells or securitizes a portion of its auto contracts in order to pay down the facility and maintain available borrowing capacity. In February 2005, BVAC closed a $232.1 million auto receivable-backed securities offering and repaid $217.8 million of borrowings on the warehouse credit facility. In July, 2005, BVAC closed a $180.9 million auto receivable-backed securities offering and repaid $180.0 million of borrowings on the warehouse credit facility. See “Liquidity and Capital Resources” for additional information on the auto receivable-backed securities.
     BVAC retains the servicing obligation on the contracts that it sells or securitizes which provides us with a source of fee income over the life of the contracts. At June 30, 2005, BVAC was servicing 33,500 auto contracts with an aggregate outstanding balance of $684 million compared to 28,300 auto contracts with an aggregate outstanding balance of $571 million at December 31, 2004.
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
     During the fourth quarter of 2003, our Board amended the Plan to become a plan of partial liquidation, (the “Amended Plan”), under which we are completing the liquidation of the assets and the satisfaction of the liabilities of the Bank remaining after the Bank’s September 30, 2003 dissolution. We have distributed a major portion of the proceeds to our stockholders through a series of cash distributions, and we continue to operate BVAC. With the Bank’s dissolution, its remaining assets and liabilities were transferred to us, as the Bank’s sole stockholder, and we ceased to be a bank holding company.
     In accordance with the Amended Plan, we redeemed the remaining $22.0 million of our 9.76% Cumulative Capital Securities on June 30, 2004 and, between December 31, 2003 and December 31, 2004, distributed $311.0 million in cash to our stockholders, or $47.25 per share after the adjustment to reflect the retroactive effect of the 1-for-10 reverse stock split of our common stock effective June 30, 2004. We did not make a cash distribution to our stockholders during the first six months of 2005. Refer to “Forward-Looking Statements – Cash Distributions” for our expectations about future cash distributions.
     We continue to dispose of the assets and satisfy the liabilities we assumed from the Bank. During the first six months of 2005, $9.1 million of these assets, primarily auto leases, other loans and real estate owned, were liquidated and $7.5 million of liabilities were discharged.

Critical Accounting Policies
     We have identified the most critical accounting policies upon which our financial status depends. We determined the critical policies by considering accounting principles that involve the most complex or subjective decisions or assessments. We have identified our most critical accounting policies to be those related to our loan sales and retained interests in securitizations, allowance for credit losses, income taxes and derivative instruments.
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
     We designate retained interests as available-for-sale and carry them at fair value. Unrealized gains and losses which are deemed to be temporary are reported in other comprehensive income. For retained interests which have experienced a decline in fair value below their amortized cost basis and for which the decline in fair value has been deemed to be other-than-temporary, the cost basis of the retained interest is written down to fair value as the new cost basis and the writedown is charged to earnings.
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
     The following table sets forth the significant assumptions used in the valuation of our retained interests as of June 30, 2005:

Weighted-average discount rate	10.0% — 12.0%
Range of projected annual credit losses, net	1.40% — 1.53%
Range of projected cumulative credit losses	2.04% — 2.37%
Prepayment speed	1.6 ABS
     Changes in the above assumptions due to differing actual experience or market conditions could affect the value of our retained interests.

     During the first quarter of 2005, BVAC transferred $232.1 million of auto contract receivables to a special purpose entity, Bay View 2005-LJ-1 Owner Trust, and issued a corresponding amount of auto receivable-backed notes. Under the terms of the notes, BVAC retained certain rights that resulted in its maintaining control over the transferred receivables and, in accordance with provisions of Statement No. 140, we have accounted for this transaction as a secured financing. See “Liquidity and Capital Resources” for additional information.
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
     At June 30, 2005, we had $18.4 million of current and deferred income taxes, net. Deferred tax assets totaling $22.3 million consisted of net deferred tax assets of $43.8 million less a valuation allowance of $21.5 million. This valuation allowance was established in consideration of our projected future net income available to realize the deferred tax assets under the Amended Plan in years after 2004. The realization of deferred tax assets is dependent upon our ability to generate future taxable income.

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
     Our derivative instruments outstanding at June 30, 2005 were comprised of interest rate swap contracts and interest rate caps. The interest rate swap contracts are used to reduce our exposure to interest rate risk. The interest rate caps are required under the terms of BVAC’s warehouse credit facility and maintained by the indenture trustee, as discussed above. In accordance with Statement No. 133, these derivative instruments are accounted for as assets or liabilities and recorded at fair value. Because these derivatives were not formally designated as hedges, which is required to use hedge accounting, changes in fair values are charged or credited to earnings. Refer to Item 3. “Quantitative and Qualitative Disclosures about Market Risk – Asset/Liability Management” for further comments about our use of derivative instruments.
Results of Operations
     Our net loss for the second quarter of 2005 was $1.5 million, or $0.23 per diluted share, as compared with $177 thousand, or $0.03 per diluted share, for the second quarter of 2004. Net loss for the first six months of 2005 was $1.9 million, or $0.29 per share, as compared with $1.1 million, or $0.16 per share, for the first six months of 2004.
     Results for the second quarter of 2005 included record loan purchases by BVAC, increased net interest income and reduced noninterest expense. However, intermediate and long-term interest rates, which had been steadily rising through the first quarter of 2005, reversed course during the second quarter. This decline in rates resulted in an unrealized mark-to-market loss of $1.1 million in our interest rate derivatives for the second quarter of 2005. In addition, to support our growing portfolio of auto contracts, our provision for credit losses increased to $1.8 million for the second quarter of 2005 from $0.5 million for the second quarter of 2004. The increased net loss for the first six months of 2005 was primarily due to an increase in provision for credit losses and reduced noninterest income, including decreased unrealized mark-to-market gains on derivatives, partially offset by increased net interest income, higher leasing income net of expense and lower general and administrative expense.

Net Interest Income and Net Interest Margin
     Net interest income represents the difference between interest income earned on auto contracts and other interest-earning assets and interest expense paid on borrowings and other funding sources, and is our principal source of revenue. Net interest rate spread is the difference between the average yield on our interest-earning assets and the average rate on our interest-bearing liabilities. Net interest margin represents net interest income expressed as a percentage of average interest-earning assets.
     Net interest income was $4.0 million for the second quarter of 2005 compared to $3.0 million for the second quarter of 2004, and $7.4 million for the first six months of 2005 compared to $6.0 million for the first six months of 2004. The following tables set forth average outstanding balances of assets and liabilities, net interest income, net interest rate spread and net interest margin for the periods indicated:

	Average Balances, Yields and Rates
	For the Three Months Ended			For the Three Months Ended
	June 30, 2005			June 30, 2004
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Restricted cash	$32,251	$371	4.54%	$25,449	$50	0.81%
Retained interests in securitizations	21,540	473	8.79	27,988	652	9.31
Mortgage-backed and other securities	—	—	—	366	2	1.64
Auto installment contracts and other loans receivable	238,429	4,704	7.92	239,258	4,508	7.57
Securitized auto installment contracts	213,299	3,572	6.72	—	—	—

Total interest-earning assets	505,519	9,120	7.24%	293,061	5,212	7.14%

Other assets	48,536			85,270

Total assets	$554,055			$378,331

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Warehouse credit facility and other borrowings	$220,038	2,614	4.70%	$180,826	1,040	2.28%
Interest rate swap expense	—	52	—	—	519	—

Warehouse credit facility, other borrowings and swaps	220,038	2,666	4.79	180,826	1,559	3.42
Securitization notes payable	213,657	2,440	4.52	—	—	—
Junior Subordinated Deferrable Interest Debentures	—	—	—	24,511	604	9.87

Total interest-bearing liabilities	433,695	5,016	4.66%	205,337	2,163	4.19%

Other liabilities	17,096			25,501

Total liabilities	450,791			230,838
Stockholders’ equity	103,264			147,493

Total liabilities and stockholders’ equity	$554,055			$378,331

Net interest income/net interest rate spread		$4,014	2.58%		$3,049	2.95%

Net interest-earning assets	$71,824			$87,724

Net interest margin			3.24%			4.20%

	Average Balances, Yields and Rates
	For the Six Months Ended			For the Six Months Ended
	June 30, 2005			June 30, 2004
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate/	Balance	Interest	Yield/Rate
	(Dollars in Thousands)
Assets
Interest-earning assets:
Restricted cash	$30,451	$590	3.86%	$27,588	$114	0.84%
Retained interests in securitizations	21,920	975	8.89	28,178	1,316	9.34
Mortgage-backed and other securities	—	—	—	1,433	31	4.40
Auto installment contracts and other loans receivable	225,567	8,578	7.68	222,599	8,663	7.83
Securitized auto installment contracts	182,444	6,048	6.69	—	—	—

Total interest-earning assets	460,382	16,191	7.09%	279,798	10,124	7.27%

Other assets	53,886			96,199

Total assets	$514,268			$375,997

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Warehouse credit facility and other borrowings	$226,480	4,815	4.23%	$173,078	1,933	2.21%
Interest rate swap expense	—	269	—	—	969	—

Warehouse credit facility, other borrowings and swaps	226,480	5,084	4.46	173,078	2,902	3.33
Securitization notes payable	161,785	3,700	4.55	—	—	—
Junior Subordinated Deferrable Interest Debentures	—	—	—	24,647	1,203	9.77

Total interest-bearing liabilities	388,265	8,784	4.50%	197,725	4,105	4.13%

Other liabilities	22,631			30,675

Total liabilities	410,896			228,400
Stockholders’ equity	103,372			147,597

Total liabilities and stockholders’ equity	$514,268			$375,997

Net interest income/net interest rate spread		$7,407	2.59%		$6,019	3.14%

Net interest-earning assets	$72,117			$82,073

Net interest margin			3.30%			4.35%

     The increase in net interest income for the second quarter and first six months of 2005, as compared to the second quarter and first six months of 2004, was attributable to an increase in average interest-earning assets due to the record volume of loan purchases and the elimination of interest expense from the $22.0 million of 9.76% Cumulative Capital Securities that were redeemed in mid-2004. Although net interest income expanded, net interest margin decreased as a flattening yield curve caused floating rate funding costs on BVAC’s warehouse credit facility to rise more rapidly than yields on purchased auto contracts. At June 30, 2005, the spread between the yields on one-month and three-year U.S. Treasury securities narrowed to 62 basis points from 136 basis points at December 31, 2004 and 199 basis points at June 30, 2004. In the three and six month periods ended June 30, 2004, our net interest margin was enhanced by significant cash flow from monetization of our liquidating auto lease portfolio. This reduced our need to borrow in order to fund purchases of auto contracts, reducing related interest expense.
Provision for Credit Losses
     An allowance for credit losses on our auto contracts held-for-investment is established through the provision for credit losses. We recorded a $1.8 million provision for credit losses for the second quarter of 2005 compared to $0.5 million for the second quarter of 2004, and $2.6 million for the first six months of 2005 compared with $0.5 million for the first six months of 2004. The increases in provision expense and related increases in allowance for credit losses reflected both the continued growth and seasoning of our portfolio of auto contracts receivable. Auto contracts held-for-investment increased by $297.4 million to $399.9 million at June 30, 2005 from $102.5 million at June 30, 2004. See “Balance Sheet Analysis – Allowance for Credit Losses” for additional information on the provision and allowance for credit losses.
Noninterest Income
     Noninterest income was $1.1 million for the second quarter of 2005 compared to $6.2 million for the second quarter of 2004. Noninterest income was $5.2 million for the first six months of 2005 compared to $13.2 million for the first six months of 2004. The decrease in noninterest income for the second quarter of 2005, compared to the second quarter of 2004, was largely a result of a decline in leasing income, lower loan servicing income and unrealized losses on our derivative instruments. The decrease in noninterest income for the first six months of 2005, compared to the first six months of 2004, was primarily due to these same factors.
     Leasing income declined to $1.8 million for the second quarter of 2005 from $3.6 million for the second quarter of 2004. Leasing income was $3.9 million for the first six months of 2005 compared to $8.8 million for the first six months of 2004. The decline in leasing income was a direct result of the continued runoff of our liquidating auto lease portfolio, offset, in part, by favorable experience on the disposition of vehicles coming off lease during 2005. We ceased purchasing auto leases in June 2000 and, since then, the balance of our lease portfolio has continued to decrease as leases have reached their end-of-term. Our leasing portfolio balance was $1.4 million at June 30, 2005 compared to $27.0 million at June 30, 2004.
     Loan servicing income decreased to $0.5 million in the second quarter of 2005 from $0.9 million in the second quarter of 2004. Leasing income was $1.0 million for the first six months of 2005 compared to $1.8 million for the first six months of 2004. These decreases were due to the continued decline in the balance of our investor-owned servicing portfolio to $192 million at June 30, 2005 from $315 million at June 30, 2004.
     We employ interest rate derivatives primarily to protect the economic value of BVAC’s fixed-rate auto contracts from rising interest rates. We account for changes in the market value of our derivatives as prescribed by Statement No. 133. Our derivatives are not treated as designated hedge instruments under Statement No. 133 and are, accordingly, carried at fair value, with changes in such fair value charged or credited to earnings. As a result, our noninterest income has fluctuated from period to period. Unrealized losses on derivatives were $1.1 million for the second quarter of 2005 compared to unrealized gains on derivatives of $2.7 million for the second quarter of 2004. Unrealized gains on derivatives were $0.3 million for the first six months of 2005 compared to unrealized gains on derivatives of $2.4 million for the first six months of 2004. Future changes in interest rates will likely continue to produce fluctuations in the fair value of our derivatives and, therefore, the level of our noninterest income. See Item 3. “Quantitative and Qualitative Disclosures About Market Risk – Asset/Liability Management” for further discussion of our derivative instruments.
     Our net losses on auto contracts and other loans held-for-sale and retained interests in securitizations for the second quarter of 2005 and the second quarter of 2004 were $0.6 million and $1.1 million, respectively. Our net losses on auto contracts and other loans held-for-sale and retained interests in securitizations for the first six months of 2005 and the first six months of 2004 were $1.0 million and $2.1 million, respectively.

Noninterest Expense
     Noninterest expense was $5.8 million for the second quarter of 2005 compared to $9.0 million for the second quarter of 2004. For the second quarter of 2005, our noninterest expense included $5.6 million of general and administrative expense and $0.2 million of leasing expense. For the second quarter of 2004, noninterest expense included $6.1 million of general and administrative expense and $2.9 million of leasing expense. The following table sets forth the components of general and administrative expense for these periods:

	For the Three Months Ended
	June 30, 2005	June 30, 2004
	(Dollars in thousands)
General and administrative expense:
Employee compensation and benefits	$3,193	$3,169
Professional and legal services	1,889	1,554
Occupancy and equipment	252	459
Postage, telephone and travel	384	456
Information technology	288	257
Capitalized fees and costs	(732)	(314)
Other	356	565

Total general and administrative expense	$5,630	$6,146

     The decrease in noninterest expense for the first quarter of 2005, compared to the first quarter of 2004, was primarily the result of a $2.7 million decline in leasing expense on our liquidating auto lease portfolio and a $0.5 million decrease in general and administrative expense. The decrease in general and administrative expense was largely due to higher capitalized fees and costs directly related to higher loan volume and lower occupancy and equipment expense, partially offset by higher professional and legal services expense for the second quarter of 2005 due to increased audit fees and costs attributable to implementing compliance with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).
     Noninterest expense was $12.9 million for the first six months of 2005 compared to $20.5 million for the first six months of 2004. For the first six months of 2005, our noninterest expense included $12.2 million of general and administrative expense and $0.7 million of leasing expense. For the first six months of 2004, noninterest expense included $12.7 million of general and administrative expense, $7.5 million of leasing expense and $0.3 million of real estate owned expenses. The following table sets forth the components of general and administrative expense for these periods:

	For the Six Months Ended
	June 30, 2005	June 30, 2004
	(Dollars in thousands)
General and administrative expense:
Employee compensation and benefits	$6,309	$6,880
Professional and legal services	4,477	3,120
Occupancy and equipment	721	706
Postage, telephone and travel	833	967
Information technology	491	561
Capitalized fees and costs	(1,298)	(602)
Other	703	1,055

Total general and administrative expense	$12,236	$12,687

     The decrease in noninterest expense for the first six months of 2005, compared to the first six months of 2004, was primarily the result of a $6.8 million decline in leasing expense on our liquidating auto lease portfolio and a $0.5 million decrease in general and administrative expense. The decrease in general and administrative expense was largely due to higher capitalized fees and costs directly related to higher loan volume and lower compensation and benefits due to planned attrition. This decrease was partially offset by higher professional and legal services expense for the first six months of 2005 due to increased audit fees and costs attributable to Sarbanes-Oxley compliance.
Income Taxes
     We recorded income tax benefits of $0.9 million and $1.1 million for the second quarter and the first six months of 2005, respectively. The effective tax rate used in computing the tax benefit for the first six months of 2005 was 37.0%. The projected 2005 effective tax rate differs from the federal statutory rate due to state income and franchise taxes.
     Income tax benefits for the second quarter and the first six months of 2004 were $0.1 million and $0.7 million, respectively. The effective tax rate used in computing the tax benefit for the first six months of 2004 was 39.2%.

Balance Sheet Analysis
     Our total assets were $605.2 million at June 30, 2005 compared to $423.3 million at December 31, 2004. The increase in total assets was primarily attributable to BVAC’s purchases of auto contracts which produced $173.6 million of growth in our auto contracts receivable, net of repayments and sales.
Restricted Cash
     Our restricted cash balances were $39.4 million and $26.8 million at June 30, 2005 and December 31, 2004, respectively. Restricted cash attributable to BVAC’s auto finance business includes cash collateral provided to counterparties to BVAC’s hedging contracts to meet margin requirements, cash collateral provided to cure potential borrowing base deficiencies on BVAC’s warehouse credit facility, cash on deposit in connection with credit enhancement of securitization notes payable and cash payments received from our customers that are in-transit to trust accounts for BVAC’s auto securitization trusts. The remaining assets from the Bank liquidation also include restricted cash that has been pledged to secure a letter of credit, cash collateral pledged in connection with financing secured by our auto lease portfolio contractual cash flow as well as cash collateral pledged in connection with the Company’s servicing of a multi-family loan pool and other contractual obligations.
     The $12.6 million increase in restricted cash from December 31, 2004 to June 30, 2005 was due primarily to a $7.8 million increase in cash on deposit provided as credit enhancement for BVAC’s 2005-LJ-1 Bay View Owner’s Trust auto receivable-backed notes payable issued in February 2005 and a $5.6 million increase related to a pre-funding arrangement in BVAC’s warehouse credit facility.
Retained Interests in Securitizations
     The following table provides information, by securitization transaction, on the balance of our retained interests in outstanding securitizations of auto contracts as of the dates indicated:

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Transaction:
Bay View 2002-LJ-1 Owner Trust	$14,828	$15,622
Bay View 2003-LJ-1 Owner Trust	6,416	7,014

Total retained interests in securitizations	$21,244	$22,636

     Our retained interests are subordinate to investor interests. At June 30, 2005, all retained interests in securitizations were classified as available-for-sale and reported at fair value. Unrealized losses of $41 thousand and $279 thousand in these retained interests were included in our stockholders’ equity, net of taxes, at June 30, 2005 and December 31, 2004, respectively. For the first six months of 2005, the retained interest in the Bay View 2003-LJ-1 Owner Trust was deemed to be other-than-temporarily impaired by $124 thousand and, accordingly, this amount was charged against noninterest income.

Auto Installment Contracts and Other Loans Receivable
     The following table illustrates our portfolio of auto contracts and other loans receivable as of the dates indicated:

	June 30, 2005	December 31, 2004
	(Dollars in thousands)
Auto installment contracts held-for-sale	$98,874	$73,462
Premiums, discounts and deferred fees and costs	2,750	1,559
Lower-of-cost-or-market allowance on auto contracts held-for-sale	(79)	—

Auto installment contracts held-for-sale, net	101,545	75,021
Other loans held-for-sale:	—	902

Auto installment contracts and other loans held-for-sale, net	101,545	75,923

Auto installment contracts held-for-investment	193,523	247,219
Securitized auto installment contracts held-for-investment	199,535	—
Premiums, discounts, and deferred fees and costs, net	10,142	7,152
Allowance for credit losses	(3,272)	(1,508)

Auto installment contracts held-for-investment, net	399,928	252,863

Auto installment contracts and other loans receivable, net	$501,473	$328,786

     During the second quarter of 2005, BVAC purchased $144.8 million of auto contracts, an increase of 26% over first quarter 2005 purchases of $114.9 million and 91% over second quarter 2004 purchases of $75.9 million. BVAC purchased $259.7 million of auto contracts during the first six months of 2005 compared to $145.2 million for the first six months of 2004. See “Strategic Overview – Auto Finance” for additional information regarding BVAC’s production growth and related business strategies. Repayments totaled $47.4 million and $83.0 million for the second quarter and the first six months of 2005, respectively, and $28.9 million and $52.3 million for the second quarter and the first six months of 2004, respectively.
     At June 30, 2005, BVAC was servicing 33,500 auto contracts with an aggregate outstanding balance of $683.9 million compared to 29,100 auto contracts with an aggregate outstanding balance of $561.6 million at June 30, 2004.
Credit Quality
     We charge off auto contracts and reverse related accrued interest receivable when the contracts become 120 days delinquent. Auto contracts receivable delinquent 30+ days or more were $1.1 million, or 0.23% of gross auto contracts, at June 30, 2005 compared to $1.3 million, or 0.41%, and $0.7 million, or 0.28%, of gross auto contracts receivable at December 31, 2004 and June 30, 2004, respectively. As a percentage of managed contracts, 30+ day delinquencies were 0.40%, 0.63% and 0.31% of outstanding contracts at June 30, 2005, December 31, 2004 and June 30, 2004, respectively.
     Net charge-offs, defined as gross charge-offs less recoveries, as a percentage of auto contracts receivable was substantially unchanged at an annualized rate of 0.67% for the second quarter of 2005 compared to 0.68% in the first quarter of 2005 and up from an annualized rate of 0.47% in the second quarter of 2004. The increase in the net charge-off rate from the second quarter of 2004 reflects the increasing loss rates that we associate with the aging or “seasoning” of our auto contracts through their midlife which is followed by a gradual decrease in loss rates through the remaining life of the contracts.
     As a percentage of managed contracts, which is defined as the total auto contracts serviced by BVAC, net charge-offs declined to an annualized rate of 0.92% for the second quarter of 2005 from an annualized rate of 1.12% in the first quarter of 2005 and 1.21% in the second quarter of 2004. This improvement in the rate of net charge-offs is primarily attributable to our increased production volumes in 2005 which have reduced the average seasoning of our managed contracts portfolio and, therefore, decreased recent net charge-off experience.

Allowance for Credit Losses
     The following table sets forth the activity in the allowance for credit losses for auto contracts held-for-investment as of and for the periods indicated:

	As of and For	As of and For the
	the Three Months	Six Months	As of and For the
	Ended	Ended	Year Ended
	June 30, 2005	June 30, 2005	December 31, 2004
	(Dollars in thousands)
Balance at beginning of period	$2,013	$1,508	$—
Provision for credit losses	1,793	2,630	1,612
Net charge-offs	(534)	(866)	(104)

Balance at end of period	$3,272	$3,272	$1,508

     At June 30, 2005, our allowance for credit losses represented 0.83% of outstanding auto contracts receivable held-for-investment, compared to 0.60% at December 31, 2004. The level of the allowance at the respective period-ends reflected the underlying level of net charge-offs that we estimated to be embedded in our auto contracts receivable. The increase in the level of the allowance was reflective of the impact of the seasoning of our auto contracts receivable, as discussed above. Refer to “Critical Accounting Policies – Allowance for Credit Losses” for additional comments on our related accounting policies.
Other Loans and Real Estate Owned
     At June 30, 2005, we had completed the disposition of our liquidating loan portfolio and no longer had an investment in other loans. At December 31, 2004, we had $902 thousand of other loans, comprised of franchise and asset-based loans; these other loans were nonaccruing. At June 30, 2005, we also had $2.7 million of real estate owned compared to $3.4 million at December 31, 2004. The decrease was due to a $0.7 million sale; the $2.7 million balance of real estate owned is comprised of three franchise related properties.

Borrowings
     Our borrowings are comprised primarily of short-term warehouse credit facility financing and long-term auto receivable-backed securitization notes payable. Balances as of June 30, 2005 included $284.0 million of warehouse credit facility and other short-term borrowings, $200.5 million of securitization notes payable, and $0.1 million of other borrowings. Balances at December 31, 2004 included $298.8 million of warehouse credit facility and other short-term borrowings and $1.9 million of other borrowings.
     During the second quarter of 2005, BVAC secured a $450.0 million floating-rate, revolving warehouse credit facility to replace a maturing $350.0 million facility obtained in 2004. The facility is for a term of 364 days and matures on June 19, 2006. The $100.0 million increase in borrowing capacity provides BVAC with additional liquidity and greater flexibility to manage its warehouse inventory, allowing BVAC to maintain additional auto contracts in its warehouse inventory and increase net interest income.
     Under the warehouse credit facility, interest rate cap contracts are maintained by an affiliated special-purpose owners trust to provide protection to note purchasers from interest rate risk embedded in the fixed-rate auto contracts that have been transferred to the trust. See Item 3. “Quantitative and Qualitative Disclosures About Market Risk – Asset/Liability Management” for further information on these interest rate cap contracts.
     In February 2005, BVAC transferred $232.1 million of auto receivables to a special purpose entity, Bay View 2005-LJ-1 Owner Trust, and issued a corresponding amount of auto receivable-backed notes. The issue was comprised of five classes of notes, Classes A-1 through A-4, and Class 1 which is an interest only security. The notes have final maturities ranging between February 27, 2006 and May 25, 2012. The notes are insured as to the timely payment of principal and interest and they contain a call provision that grants the Company the option of calling the notes at any time after the aggregate balance of the receivables has been reduced to 15% of the original pool of receivables. Proceeds from the issuance of the notes were used to repay $217.8 million of borrowings on its warehouse credit facility.

Liquidity and Capital Resources
     BVAC’s $450.0 million revolving warehouse credit facility allows us to purchase and warehouse auto contracts. Our ability to securitize or sell auto contracts on a whole loan basis allows us to periodically pay down the warehouse facility in order to maintain available borrowing capacity to fund future purchases of auto contracts. Repayments from warehoused auto contracts also provide liquidity. During the first six months of 2005, liquidation of the assets of the Bank remaining from its September 30, 2003 dissolution, primarily the auto lease portfolio, also provided liquidity; however, the liquidation of these assets was largely completed in 2004 and they are a decreased source of liquidity in 2005 and beyond.
     At June 30, 2005, we had $9.4 million of cash, and $173.8 million of available borrowing capacity on our revolving warehouse credit facility of which $5.7 million was immediately available based upon BVAC-owned auto contracts eligible for pledging.
     On February 17, 2005, we issued $232.1 million of auto receivable-backed notes payable through Bay View 2005-LJ-1 Owner Trust. Proceeds from the issuance of the notes were used to repay $217.8 million of borrowings on our warehouse credit facility. The notes have final maturities ranging between February 27, 2006 and May 25, 2012 and contain a call provision that grants the Company the option of calling the notes at any time after the aggregate balance of the receivables has been reduced to 15% of the original pool of receivables. We anticipate that prepayments will reduce the effective life of the notes.
      On July 28, 2005, we issued $180.9 million of auto receivable-backed notes payable through Bay View 2005-LJ-2 Owner Trust. Proceeds from the issuance of the notes were used to repay $180.0 million of borrowings on the Company’s revolving warehouse credit facility. The issue, a senior-subordinate structure, has final maturities ranging between July 28, 2006 and February 25, 2014 and the notes contain a call provision that grants the Company the option of calling the notes at any time after the aggregate balance of the receivables has been reduced to 15% of the original pool of receivables. We anticipate that prepayments will reduce the effective life of the notes.
     Between December 31, 2003 and December 31, 2004, we distributed $311.0 million in cash to our stockholders, or $47.25 per share after the adjustment to reflect the retroactive effect of the 1-for-10 reverse stock split of our common stock effective June 30, 2004. On March 10, 2005, we indicated that the Company would not make a first quarter cash distribution to stockholders while our Board of Directors was evaluating whether it could better maximize stockholder value with an acquisition. Our Board of Directors is continuing to evaluate strategic alternatives including a possible merger or the restoration of capital distributions to stockholders. Refer to “Forward-Looking Statements – Cash Distributions” for our expectations about future cash distributions.
     Under the Amended Plan, we are completing the liquidation of the assets and the satisfaction of the liabilities of the Bank remaining after its September 30, 2003 dissolution and anticipate that this process will be substantially completed during 2005.
     Stockholders’ equity totaled $102.6 million and $104.2 million at June 30, 2005 and December 31, 2004, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Asset/Liability Management
     Interest rate risk, the fluctuation of market interest rates, impacts the value of our fixed-rate auto contracts. It also impacts the net interest income component of our earnings because BVAC funds the purchase of fixed-rate auto contracts with its warehouse credit facility, which is a floating-rate facility. The rate on the warehouse credit facility, a revolving purchase facility, is indexed to the one-month Libor rate as well as commercial paper rates and is subject to frequent adjustments.
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
     To protect us from interest rate risk, we may use various derivative financial instruments, including interest rate swap contracts and interest rate caps, to protect the market value of BVAC’s warehouse inventory of auto contracts and the related net interest income. We anticipate the market value of our derivatives be generally inversely correlated to the market value of BVAC’s warehouse inventory. Changes in prevailing market interest rates will generally produce offsetting changes in market values. We may enter into these derivatives as BVAC purchases auto contracts and the agreements may be closed out at the time the underlying auto contracts are securitized or sold.
     At June 30, 2005, we had outstanding swap contracts with a total notional amount of $135.0 million under which we pay a fixed interest rate of 3.24% and receive a floating interest rate of 3.30%. These contracts mature from December 2005 to May 2008. At June 30, 2005, the fair value of our swap contracts was $1.2 million, and we estimate that an increase in market interest rates of 100 and 200 basis points would have resulted in an approximate unrealized gain of $1.7 million and $3.4 million, respectively; while a decrease in interest rates of 100 and 200 basis points would have resulted in an approximate unrealized loss of $1.8 million and $3.6 million, respectively.
     Warehouse Credit Facility
     Auto contracts pledged to secure borrowings under BVAC’s warehouse credit facility bear fixed interest rates while amounts borrowed under BVAC’s warehouse credit facility bear a floating interest rate. To provide the note purchasers in the warehouse credit facility with protection from interest rate risk embedded in the fixed-rate auto contracts that have been transferred to the trust, the trust enters into out-of-the-money interest rate cap contracts, containing the terms and conditions required by the note purchasers. At June 30, 2005, the interest rate caps had a notional amount of $264.7 million with cap strike rates ranging from 5.50% to 6.25%. At June 30, 2005, the fair value of the interest rate caps was $0.4 million.

     Derivative financial instruments involve, to varying degrees, elements of credit risk. Credit risk is defined as the possibility of sustaining a loss because a counterparty to a financial instrument failed to perform in accordance with the terms of the contract. Refer to “Critical Accounting Policies — Derivative Instruments” for comments about the accounting for our derivatives.

Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file under the Exchange Act is recorded, processed, summarized and reported on a timely basis in accordance with generally accepted accounting principles in the United States (“GAAP”) and without material misstatement.
     Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the Evaluation Date, because two of the three material weaknesses described in this Item 4 that were discovered in connection with preparation of our 2004 financial statements have not been fully remediated by actions described in this Item 4, our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file under the Exchange Act. A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     As of December 31, 2004, we had three material weaknesses in our internal control over financial reporting. A description of the three material weaknesses is as follows:
•	Derivative Accounting - Our internal controls intended to ensure the proper accounting for derivatives (interest rate cap contracts) maintained by a special purpose trust in connection with a $350 million warehouse credit facility provided to our wholly owned subsidiary, Bay View Acceptance Corporation (“BVAC”), were not operating effectively. We determined that we should have accounted for the derivatives in accordance with Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” Under SFAS 133, we are now recognizing the value of the derivatives as an asset and record them at fair value, with any changes in fair value recognized in earnings. We previously accounted for the derivatives as a debt issuance cost of BVAC’s warehouse credit facility, which was amortized into our results of operations.

•	Insufficient Qualified Accounting Personnel - The above weakness indicated that a continuing weakness existed at December 31, 2004, as reported in a Form 8-K Current Report dated July 26, 2004, relating to insufficient qualified accounting personnel to identify and resolve complex accounting issues on a timely basis and lack of appropriate resources resulting in insufficient supervision and review of our financial reporting process.

•	Third-Party Service Organizations - We were unable to assess the effectiveness of the internal controls of two of BVAC’s third-party service organizations. The service organizations’ processes are an integral part of BVAC’s auto installment loan process, which is part of our internal control over financial reporting, specifically as to the existence and valuation of auto installment contracts, interest and fee income. The control deficiency did not result in a misstatement in our historical consolidated financial statements; however, it could have resulted in a misstatement of auto installment contracts, interest and fee income that would result in a material misstatement to our annual or interim financial statements that might not be prevented or detected in a timely manner.

     Remediation Efforts Related to the Material Weaknesses in Internal Controls
     At the direction and under the supervision of our Audit Committee, as of the filing date of this Form 10-Q, actions described below have been taken to address the above described material weaknesses. Our Audit Committee has directed KPMG LLP, our internal auditors, to assist the Audit Committee in its ongoing oversight of these corrective actions.
•	Derivative Accounting – We believe that the material weakness with respect to our derivative accounting has been completely resolved through our adoption of SFAS 133 and restatement of certain financial statements hereafter described. During the first quarter of 2005, we announced the restatement of our financial statements for the first three quarters of 2004 and publicly released the effect of these corrections on our financial statements for each of the first three quarters of 2004. Our Form 10-Q Quarterly Report filed on May 10, 2005 for the quarter ended March 31, 2005 included a restatement of our financial statements for the quarter ended March 31, 2004, and our Form 10-Q/A Amended Quarterly reports filed on May 10, 2005 for the quarters ended June 30, 2004 and September 30, 2004 included a restatement of our financial statements for those quarters.

•	Insufficient Qualified Accounting Personnel - We have retained a qualified independent advisory firm to provide guidance relating to the application of complex accounting principles. We have also retained an interim controller to assist in day-to-day accounting management and financial reporting. Management, including our Chief Executive Officer and our Chief Financial Officer, is in the process of assessing whether the actions taken to date are sufficient to resolve the material weakness in accounting personnel.

•	Third-Party Service Organizations - We received one SAS 70 Type II report from one of BVAC’s third party service organizations during the second quarter of 2005 and expect to receive the other report during the fourth quarter of 2005. The SAS 70 Type II reports allow us to assess the effectiveness of the internal controls of these organizations. We believe that this material weakness will be resolved when we receive the second SAS 70 Type II report and if the report is satisfactory to us.
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
     (b) Changes in Internal Controls
     There were no changes in our internal controls over financial reporting identified in connection with the evaluation of such controls that occurred during our most recent fiscal quarter that have materially affected, or that are reasonably likely to materially affect our internal control over financial reporting, other than those matters described above under the caption “Remediation Efforts Related to the Material Weaknesses in Internal Controls”.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
At the annual meeting of our stockholders, held May 26, 2005, the stockholders considered the following proposal:
I.	The election of five directors of Bay View Capital Corporation:
The following directors were elected for a term of three years:
Fred Dreher
Roger Easleyd
John Rose
The following director was elected for a term of two years:
P.K. Chatterjee
The following director was elected for a term of one year:
Daniel Porter
The vote on the election of the directors at the annual meeting was as follows:

	For	Withheld
Fred Dreher	5,539,443	896,892
Roger Easley	6,013,767	422,568
John Rose	4,982,390	1,453,945
P.K. Chatterjee	6,184,736	251,599
Daniel Porter	5,594,166	842,169

Item 5. Other Information
     None.
Item 6. Exhibits
10.1	Amended and Restated Trust Agreement between Bay View Warehouse Corporation, as Depositor and Wilmington Trust Company, as Owner Trustee, dated as of June 20, 2005

10.2	Contribution Agreement by and between Bay View Acceptance Corporation, as Contributor, and Bay View Warehouse Corporation, as Depositor dated as of June 20, 2005

10.3	Custodian Agreement among Bay View Acceptance Corporation, as Custodian, and Bay View 2005 Warehouse Trust, as Issuer and JPMorgan Chase Bank, N.A., as Indenture Trustee, dated as of June 20, 2005

10.4	Indenture by and between Bay View 2005 Warehouse Trust, as Issuer and JPMorgan Chase Bank, N.A., as Indenture Trustee dated as of June 20, 2005, $450,000,000 Bay View 2005 Warehouse Trust Automobile Receivables-Backed Notes, Series 2005-1

10.5	Note Purchase Agreement among Bay View Acceptance Corporation, (the “Contributor”), Bay View 2005 Warehouse Trust, (the “Issuer”), Falcon Asset Securitization Corporation and Fairway Finance Company, LLC, (the “Initial Purchasers”), JPMorgan Chase Bank, N.A. and Harris Nesbit Corp., (the “ Lender Group Agents”), JPMorgan Chase Bank, N.A. and Bank of Montreal, (the “Financial Institutions”) and JPMorgan Chase Bank, N.A., (the “Administrative Agent”), dated as of June 20, 2005

10.6	Sale and Servicing Agreement by and among Bay View 2005 Warehouse Trust, as Issuer, Bay View Warehouse Corporation, as Depositor, Bay View Acceptance Corporation, as Servicer and as Contributor and JPMorgan Chase Bank, N.A., as Indenture Trustee and Systems & Services Technologies, Inc., as Backup Servicer dated as of June 20, 2005

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAY VIEW CAPITAL CORPORATION

DATE: August 5, 2005	BY:	/s/ John Okubo

John Okubo
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)