Form 10-Q
period 2005-09-30
BAY VIEW CAPITAL CORP
filed 2005-11-09
CIK 840387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, Par Value $.01 (Title of Class)	Outstanding at October 31, 2005 6,596,431 shares

FORM 10-Q
INDEX
BAY VIEW CAPITAL CORPORATION

		Page(s)
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

	Condensed Consolidated Statements of Financial Condition	4

	Condensed Consolidated Statements of Operations and Comprehensive Loss	5-6

	Condensed Consolidated Statement of Stockholders’ Equity	7

	Condensed Consolidated Statements of Cash Flows	8-9

	Notes to Condensed Consolidated Financial Statements	10-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34-35

Item 4.	Controls and Procedures	36-37

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Submission of Matters to a Vote of Security Holders	38

Item 5.	Other Information	38

Item 6.	Exhibits	38

Signatures		39
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Forward-Looking Statements
     This Form 10-Q Quarterly Report of Bay View Capital Corporation (the “Company,” “we,” “us,” or “our”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements that describe our financial goals related to contemplated asset resolution and our strategy to maximize stockholder value through use of our net operating loss carryforwards. These forward-looking statements are identified by use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and similar terms and phrases, including references to assumptions. These forward-looking statements are necessarily based on assumptions as of the date of this Form 10-Q Quarterly Report and involve risks and uncertainties. Accordingly, our actual results may differ materially from those that we currently anticipate.
     A number of factors may affect our forward-looking statements regarding our ongoing operations in the future including the following:
•	Our ability to consummate our previously announced merger with Great Lakes Bancorp, Inc. (“Great Lakes”);

•	Our ability to consummate the previously announced sale of Bay View Acceptance Corporation (“BVAC”) to AmeriCredit Financial Services, Inc.;

•	Our ability to obtain and maintain financing to fund the ongoing operations of BVAC, including securitizing and selling automobile installment contracts in order to repay borrowings pending the sale of BVAC;

•	Changes in general economic and business conditions;

•	Interest rate fluctuations, including the results from our hedging activities;

•	Our financial condition and liquidity, including our ability to generate future cash flows and earnings;

•	Our degree of success in utilizing our net operating loss carryforwards;

•	Competition;

•	Our ability to control our operating expenses;

•	The effect of new laws, regulations and court decisions affecting consumer finance transactions and net operating loss carryforwards;

•	The condition of the market for the sale of new and used automobiles, including pricing options by automobile manufacturers;

•	The level of charge-offs on the contracts that BVAC purchases; and

•	The outcome of pending litigation against us.
     As a result of the foregoing factors, no stockholder should place undue reliance on any forward-looking statements. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements and all forward-looking statements speak only as of the date made.
Cash Distributions
     On March 10, 2005, we announced that we would not make a first quarter cash distribution to stockholders while our Board of Directors evaluated the strategic value of an acquisition and that we would retain surplus cash for possible use in connection with a potential acquisition rather than distributing such surplus to stockholders. No cash distributions were made to stockholders during the first nine months of 2005. On October 28, 2005, we filed a Form 8-K Current Report announcing the execution of a definitive agreement to merge with Great Lakes Bancorp, Inc. of Buffalo, New York, with the Company as the surviving corporation. On November 7, 2005, we filed a Form 8-K Current Report announcing the execution of a definitive agreement to sell BVAC to AmeriCredit Financial Services, Inc. in an all-cash transaction at a price approximating BVAC’s book value at the time of closing of the transaction. As a result of these developments, our Board of Directors does not anticipate future distributions of the proceeds from our plan of partial liquidation to our stockholders. See Note 7. “Subsequent Events” to Part I, Item 1. “Financial Statements” for additional information regarding the merger.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Bay View Capital Corporation and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(Unaudited)

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
ASSETS
Cash	$10,531	$4,447
Restricted cash	38,287	26,845
Retained interests in securitizations available-for-sale	20,564	22,636
Auto installment contracts and loans held-for-sale:
Auto installment contracts	234,824	75,021
Other loans	—	902
Auto installment contracts held-for-investment, net	6,975	252,863
Securitized auto installment contracts held-for-investment, net	349,417	—
Investment in operating lease assets, net	344	10,041
Real estate owned, net	722	3,379
Premises and equipment, net	638	733
Repossessed vehicles	407	439
Deferred income taxes, net	24,181	21,168
Goodwill	1,846	1,846
Other assets	8,863	7,199

Total assets	$697,599	$427,519

LIABILITIES AND STOCKHOLDERS’ EQUITY
Borrowings:
Warehouse credit facility and other short-term borrowings	$229,446	$298,755
Securitization notes payable	345,723	—
Other borrowings	1	1,895
Current tax liabilities, net	3,745	4,191
Other liabilities	9,675	9,629
Liquidation reserve	7,708	8,856

Total liabilities	596,298	323,326

Stockholders’ equity:
Common stock ($.01 par value); authorized, 80,000,000 shares; issued, 2005 — 6,597,848 shares; 2004 — 6,597,303 shares; outstanding, 2005 — 6,596,431 shares; 2004 — 6,593,860 shares	66	66
Additional paid-in capital	109,254	109,578
Accumulated deficit	(7,829)	(4,585)
Treasury stock, at cost; 2005 — 1,417 shares; 2004 — 3,443 shares	(252)	(587)
Accumulated other comprehensive gain (loss)	62	(279)

Total stockholders’ equity	101,301	104,193

Total liabilities and stockholders’ equity	$697,599	$427,519

See notes to condensed consolidated financial statements.

Bay View Capital Corporation and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the Three Months Ended
	September 30,	September 30,
	2005	2004
	(Dollars in thousands, except per share amounts)
Interest income:
Interest on auto installment contracts and other loans	$10,305	$5,217
Interest on short-term investments and retained interests in securitizations	980	743

	11,285	5,960
Interest expense:
Interest on warehouse credit facility and other short-term borrowings	2,553	2,130
Interest on securitization notes payable	3,775	—
Other interest expense	—	17

	6,328	2,147
Net interest income	4,957	3,813
Provision for credit losses	1,257	331

Net interest income after provision for credit losses	3,700	3,482
Noninterest income:
Leasing income	631	2,510
Loan servicing income	408	720
Loan fees	254	239
Unrealized gain (loss) on derivative instruments	738	(1,757)
Loss on auto installment contracts and other loans held-for-sale and retained interests in securitizations, net	(280)	(616)
Other, net	56	68

	1,807	1,164
Noninterest expense:
General and administrative	7,067	6,009
Leasing expense	60	1,190
Real estate owned, net	545	109

	7,672	7,308
Loss before income tax benefit	(2,165)	(2,662)
Income tax benefit	(801)	(1,044)

Net loss	$(1,364)	$(1,618)

Basic loss per share	$(0.21)	$(0.25)

Diluted loss per share	$(0.21)	$(0.25)

Weighted-average basic shares outstanding	6,596	6,588

Weighted-average diluted shares outstanding	6,596	6,588

Net loss	$(1,364)	$(1,618)
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on securities available-for-sale, net of tax expense (benefit) of $66 and ($254) for the three months ended September 30, 2005 and September 30, 2004, respectively	103	(398)

Comprehensive loss	$(1,261)	$(2,016)

See notes to condensed consolidated financial statements.

Bay View Capital Corporation and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2005	2004
	(Dollars in thousands, except per share amounts)
Interest income:
Interest on auto installment contracts and other loans	$24,931	$13,880
Interest on short-term investments and retained interests in securitizations	2,545	2,204

	27,476	16,084
Interest expense:
Interest on warehouse credit facility and other short-term borrowings	7,624	4,906
Interest on securitization notes payable	7,475	—
Other interest expense	13	1,346

	15,112	6,252
Net interest income	12,364	9,832
Provision for credit losses	3,887	852

Net interest income after provision for credit losses	8,477	8,980
Noninterest income:
Leasing income	4,544	11,334
Loan servicing income	1,432	2,519
Loan fees	630	963
Unrealized gain on derivative instruments	1,112	651
Loss on auto installment contracts and other loans held-for-sale and retained interests in securitizations, net	(1,314)	(2,261)
Other, net	577	1,168

	6,981	14,374
Noninterest expense:
General and administrative	19,303	18,696
Leasing expense	731	8,705
Real estate owned, net	573	389

	20,607	27,790
Loss before income tax benefit	(5,149)	(4,436)
Income tax benefit	(1,905)	(1,740)

Net loss	$(3,244)	$(2,696)

Basic loss per share	$(0.49)	$(0.41)

Diluted loss per share	$(0.49)	$(0.41)

Weighted-average basic shares outstanding	6,595	6,583

Weighted-average diluted shares outstanding	6,595	6,583

Net loss	$(3,244)	$(2,696)
Other comprehensive income, net of tax:
Change in unrealized gain on securities available-for-sale, net of tax expense of $220 and $110 for the nine months ended September 30, 2005 and September 30, 2004, respectively	341	172

Comprehensive loss	$(2,903)	$(2,524)

See notes to condensed consolidated financial statements.

Bay View Capital Corporation and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

						Accumulated
	Number of		Additional			Other	Total
	Shares	Common	Paid-in	Accumulated	Treasury	Comprehensive	Stockholders'
	Issued	Stock	Capital	Deficit	Stock	Gain/(Loss)	Equity
				(In thousands)
Balance at December 31, 2004	6,597	$66	$109,578	$(4,585)	$(587)	$(279)	$104,193
Distribution of directors retirement plan shares(1)	—	—	(335)	—	335	—	—
Exercise of warrants	1	—	(1)	—	—	—	(1)
Stock-based compensation expense — options	—	—	12	—	—	—	12
Net loss	—	—	—	(3,244)	—	—	(3,244)
Unrealized gain on retained interests on securitizations available-for-sale, net of tax	—	—	—	—	—	341	341

Balance at September 30, 2005	6,598	$66	$109,254	$(7,829)	$(252)	$62	$101,301

(1)	Reflects distribution of the Company’s common stock to retired participants in a retirement plan for non-employee members of its Board of Directors which was frozen in 1996, eliminating future obligations to the Company. Such shares were repurchased in the market and are held in treasury by the plan trustee.
See notes to condensed consolidated financial statements.

Bay View Capital Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2005	2004

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,244)	$(2,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Net increase in auto installment contracts held-for-sale resulting from purchases, net of repayments	(263,199)	(92,685)
Proceeds from sales and/or securitizations of auto installment contracts and other loans held-for-sale	6,493	33,823
Provision for credit losses	3,887	852
Depreciation and amortization of investment in operating lease assets	809	8,194
Depreciation and amortization of premises and equipment	272	217
Amortization of premium and accretion of discount	2,870	301
Accretion of retained interests in securitizations	(1,445)	(1,816)
Provision for deferred taxes	(1,905)	(1,740)
Loss on auto installment contracts and other loans held-for-sale, and retained interests in securitizations, net	1,314	2,261
Change in fair value of derivative instruments	(1,112)	(651)
Increase in restricted cash	(11,442)	(509)
(Increase) decrease in other assets	(601)	7,253
Decrease in other liabilities	(798)	(4,564)
Decrease in reserve for estimated costs during the period of liquidation	(1,148)	(3,249)
Other, net	(1,360)	1,729

Net cash used in operating activities	(270,609)	(53,280)

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in auto installment contracts held-for-investment resulting from purchases, net of repayments	(13,236)	(45,833)
Decrease in investment in operating lease assets	8,967	41,441
Proceeds from principal payments on retained interests in securitizations	3,942	5,955
Proceeds from principal payments on mortgage-backed securities	—	590
Proceeds from sale of mortgage-backed securities	—	5,632
Proceeds from sale of real estate owned	2,205	690
Additions to premises and equipment, net	(177)	(423)

Net cash provided by investing activities	1,701	8,052

See notes to condensed consolidated financial statements.
(continued on next page)

Bay View Capital Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

	For the Nine Months Ended
	September 30,	September 30,
(continued from prior page)	2005	2004

	(Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of Junior Subordinated Deferrable Interest Debentures	$—	$(22,000)
Issuance of securitization notes payable	418,751	—
Repayment of securitization notes payable	(72,555)	—
Proceeds from warehouse credit facility	658,930	193,429
Repayment of warehouse credit facility	(728,239)	(85,644)
Net decrease in other borrowings	(1,894)	(12,447)
Issuance of common stock	(1)	24
Dividends paid to common stockholders	—	(32,954)

Net cash provided by financing activities	274,992	40,408

Net increase (decrease) in cash and cash equivalents	6,084	(4,820)
Cash and cash equivalents at beginning of period	4,447	11,563

Cash and cash equivalents at end of period	$10,531	$6,743

Cash paid during the period for:
Interest	$15,796	$6,547
Income taxes	$1,775	$239

Supplemental non-cash investing and financing activities:
Auto installment contracts transferred from held-for-sale to held-for-investment	$96,263	$103,023
Redemption of Junior Subordinated Deferrable Interest Debentures	$—	$2,784
See notes to condensed consolidated financial statements.

Bay View Capital Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2005
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
     Bay View Capital Corporation (the “Company,” “we,” “us,” or “our”) is a financial services company headquartered in San Mateo, California.
     The condensed consolidated financial statements include the accounts of the Company, a Delaware corporation, and its wholly-owned subsidiaries: Bay View Acceptance Corporation (“BVAC”), a Nevada corporation, along with its subsidiaries, Bay View Receivables Corporation, a Delaware corporation, Bay View Transaction Corporation, a Delaware corporation, Bay View Deposit Corporation, a Delaware corporation, Bay View Warehouse Corporation, a Delaware corporation; and the Company’s subsidiaries, Bay View Securitization Corporation, a Delaware corporation, Bay View Capital I, a Delaware business trust, FMAC 2000-A Holding Company, a California corporation, FMAC Franchise Receivables Corporation, a California corporation, Bay View Commercial Finance Group, a California corporation, and MoneyCare, Inc., a California corporation. All intercompany accounts and transactions have been eliminated.
     The interim period consolidated financial statements, including the notes thereto, are condensed and do not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). These interim period financial statements should be read in conjunction with the Company’s consolidated financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The information provided in these interim financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s financial condition as of September 30, 2005 and December 31, 2004, the results of its operations for the three- and nine-month periods ended September 30, 2005 and 2004, and its cash flows for the nine month periods ended September 30, 2005 and 2004. These adjustments are of a normal, recurring nature unless otherwise disclosed in this Quarterly Report on Form 10-Q (“Form 10-Q”). These interim financial statements have been prepared in accordance with the instructions to Form 10-Q.
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
     On June 30, 2004, the Company effected a 1-for-10 reverse stock split of its issued and outstanding shares of common stock. Accordingly, all shares outstanding and per share amounts are presented on a post-reverse stock split basis for all periods reported. The Company’s issued common stock totaled 6,597,848 shares at September 30, 2005 and 6,597,303 shares at December 31, 2004.

Bay View Capital Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2005
(Unaudited)
Stock-based Compensation
     The Company accounts for its stock-based awards to employees and directors using the intrinsic valued method of accounting in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method, compensation cost is generally the excess, if any, of the quoted market price of the stock at the grant or other measurement date over the exercise price. The exercise price of certain stock-based awards was modified as a direct result of cash distributions to stockholders during 2004 and 2005. Under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” the modified awards are accounted for as variable. Under variable accounting, total compensation cost is the sum of the intrinsic value to the award (if any) at the original measurement date and the intrinsic value of the modified award that exceeds the lesser of the intrinsic value of the original award at the original measurement date or immediately prior to the modification. Compensation cost is recognized over the vesting period and is adjusted for increases or decreases in the intrinsic value of the modified option.
     Compensation expense recorded under APB No. 25 and FIN No. 44 was $12 thousand for the three- and nine-month periods ended September 30, 2005. There was no compensation expense recorded under APB No. 25 or FIN No. 44 for the three- and nine-month periods ended September 30, 2004. Had compensation expense related to the Company’s stock option awards to employees and directors been determined under the fair value method prescribed under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” the Company’s net loss and loss per share would have been the pro forma amounts set forth in the table below for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share amounts)
Net loss as reported in Consolidated Statements of Operations and Comprehensive Loss	$(1,364)	$(1,618)	$(3,244)	$(2,696)
Stock-based compensation included in net loss as reported	12	—	12	—
Stock-based compensation expense determined under fair value method, net of taxes	(25)	—	(75)	—

Pro forma net loss, after stock-based compensation expense	$(1,377)	$(1,618)	$(3,307)	$(2,696)

Net loss per share — basic:
As reported	$(0.21)	$(0.25)	$(0.49)	$(0.41)
Pro forma	$(0.21)	$(0.25)	$(0.50)	$(0.41)
Net loss per share — diluted:
As reported	$(0.21)	$(0.25)	$(0.49)	$(0.41)
Pro forma	$(0.21)	$(0.25)	$(0.50)	$(0.41)

Bay View Capital Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2005
(Unaudited)
     The fair value of options determined above for the three- and nine-month periods ended September 30, 2005 and 2004 was estimated using an option-pricing model with the following weighted-average assumptions:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Risk-free interest rate	4.18%	2.89%	4.18%	2.89%
Expected life	3.6 years	3.6 years	3.6 years	3.6 years
Expected volatility	83.4%	85.7%	83.4%	85.7%
Expected dividends	—	$2.50	—	$2.50
Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment,” which revised Statement No. 123 and superseded APB No. 25. SFAS No. 123R requires that the cost of employee services received in exchange for an award of equity instruments, such as stock options or restricted stock, be measured based on the fair value of the award on the grant date and recognized in the statement of income over the vesting period of the award. Securities and Exchange Commission (“SEC”) registrants were originally required to adopt SFAS No. 123R’s provisions at the beginning of their first interim period after June 15, 2005. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 to provide its view on the valuation of share-based payment arrangement for public companies. In April 2005, the SEC announced that registrants could delay adoption of SFAS No. 123R until the first fiscal year beginning after September 2005. The Company is evaluating SFAS No. 123R and plans to adopt the standard as required in January 2006, but does not expect its adoption to have a material impact on its financial condition, results of operations or cash flows.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior period’s financial statements of changes in accounting principle. Retrospective application is defined as the application of a different accounting principle to prior accounting periods as if that principle had always been used, or as the adjustment of previously issued financial statements to reflect a change in reporting entity. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its financial condition, results of operations or cash flows.

Bay View Capital Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2005
(Unaudited)
     In June 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1, “The Meaning of Other than Temporary Impairment and Its Application to Certain Investments.” This staff position reflects the latest changes to the FASB Emerging Issues Task Force (“EITF”) 03-01, which the Company adopted in December 2003. EITF 03-01 included certain disclosures regarding quantitative and qualitative disclosures for investment securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” that are impaired at the balance sheet date, but an other-than-temporary impairment has not been recognized. FSP FAS 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment no later than when the impairment is considered other than temporary, even if a decision to sell has not been made. FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company has determined that EITF 03-01 does not have a material impact on its financial condition, results of operations or cashflows.
Reclassifications
     Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

Bay View Capital Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2005
(Unaudited)
Note 2. Loss per Share
     Basic loss per share is calculated by dividing net loss for the period by the weighted-average common shares outstanding for the period; there is no adjustment to the number of outstanding shares for potential dilutive instruments, such as stock options and warrants. Diluted loss per share takes into account the potential dilutive impact of such instruments and uses the average share price for the period in determining the number of incremental shares to add to the weighted-average number of shares outstanding. For the three- and nine-month periods ended September 30, 2005, there were potential average common shares of 69,937 and 76,080, respectively, related to shares issuable upon the exercise of options and warrants that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the respective periods. For the three- and nine-month periods ended September 30, 2004, potential average common shares issuable upon the exercise of options and warrants of 81,888 and 87,026, respectively, were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the respective periods.
     The following table illustrates the calculation of basic and diluted loss per share for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Net loss	$(1,364)	$(1,618)	$(3,244)	$(2,696)

Weighted-average basic shares outstanding	6,596	6,588	6,595	6,583
Add: Dilutive potential common shares	—	—	—	—

Weighted-average diluted shares outstanding	6,596	6,588	6,595	6,583

Basic loss per share	$(0.21)	$(0.25)	$(0.49)	$(0.41)

Diluted loss per share	$(0.21)	$(0.25)	$(0.49)	$(0.41)

Note 3. Auto Installment Contracts
     Auto installment contracts consisted of the following:

	As of September 30, 2005	As of December 31, 2004
	(Dollars in thousands)

Auto installment contracts held-for-sale	$229,151	$73,462
Premiums, discounts and deferred fees and costs	5,752	1,559
Lower-of-cost-or-market allowance on auto contracts held-for-sale	(79)	—

Auto installment contracts held-for-sale	234,824	75,021

Auto installment contracts held-for-investment	6,829	247,219
Securitized auto installment contracts held-for-investment	344,588	—
Premiums, discounts and deferred fees and costs	8,619	7,152
Allowance for credit losses	(3,644)	(1,508)

Auto installment contracts held-for-investment, net	356,392	252,863

Auto installment contracts receivable, net	$591,216	$327,884

     Gross auto installment contracts pledged under the Company’s warehouse credit facility were $232.9 million and $314.7 million at September 30, 2005 and December 31, 2004, respectively. Gross unpledged auto installment contracts were $3.1 million and $5.9 million at September 30, 2005 and December 31, 2004, respectively. Gross securitized auto installment contracts held-for-investment totaling $344.6 million at September 30, 2005 represented auto installment contracts transferred to a special purpose trust in connection with the securitization and issuance of auto receivable-backed notes accounted for as a secured financing.

Bay View Capital Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2005
(Unaudited)
Note 4. Income Taxes
     The Company recorded income tax benefits of $0.8 million and $1.9 million for the three- and nine-month periods ended September 30, 2005, respectively. The effective tax rate used in computing the tax benefit for first nine months of 2005 was 37%. For the three- and nine-month periods ended September 30, 2004, the Company recorded tax benefits of $1.0 million and $1.7 million, respectively. The effective tax rate used in computing the tax benefit for the first nine months of 2004 was 39.2%. The projected 2005 and 2004 effective tax rates differ from the 35% federal statutory rate due to state income and franchise taxes.
     At September 30, 2005, and December 31, 2004, the Company had recorded estimates of contingent tax liabilities of $3.7 million and $4.2 million, respectively. If and when these contingent tax liabilities are ultimately paid, it could have a significant impact on cash flows or liquidity of the Company.
     At September 30, 2005, the Company had $24.2 million of deferred tax assets, net, consisting of deferred tax assets of $45.7 million less a valuation allowance of $21.5 million. This valuation allowance was established in consideration of the Company’s projected future taxable income available to realize the deferred tax assets under the Company’s Amended Plan of Dissolution and Stockholder Liquidity (“Amended Plan”) in years after 2004. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized.
Note 5. Commitments and Contingencies
     On August 29, 2003, Financial Security Assurance Inc. (“FSA”) filed a complaint against the Company and Bay View Bank, N. A. (“Bay View Bank”) in the United States District Court for the Southern District of New York. The complaint, as amended, alleges breaches of representations and warranties or indemnity obligations with regard to a number of loans that served as collateral for two securitizations involving the Company and/or a former subsidiary, Bay View Franchise Mortgage Acceptance Company, that were effected in 1998 and 2000. FSA guaranteed certain payments in connection with these securitizations. The Company vigorously denies any liability to FSA and has asserted numerous defenses to each of FSA’s claims. The Company has also filed counterclaims against FSA.
     The Company is a party to various other legal actions arising in the normal course of business.
     After consultation with counsel, the Company does not currently expect that the resolution of these legal actions will have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.
Note 6. Securitization Notes Payable
     On February 17, 2005, BVAC issued $232.1 million of auto receivable-backed notes payable through Bay View 2005-LJ-1 Owner Trust, a special purpose entity. The issue was comprised of five classes of notes, Classes A-1 through A-4, and Class I which is an interest only security. The notes have final maturities ranging between February 27, 2006 and May 25, 2012. The notes are insured as to the timely payment of principal and interest and they contain a call provision that grants BVAC the option of calling the notes at any time after the aggregate balance of receivables has been reduced to 15% of the original pool of receivables. Proceeds from the issuance of the notes were used to repay $217.8 million of borrowings on BVAC’s revolving warehouse credit facility.
     On July 28, 2005, BVAC issued $180.9 million of auto receivable-backed notes payable through Bay View 2005-LJ-2 Owner Trust, a special purpose entity. The issue, a senior/ subordinate structure, was comprised of four AAA-rated fixed-rate note classes and three subordinate classes rated down to BBB. Principal is paid out sequentially to the notes. In this transaction, credit support to all classes is provided by excess spread, a reserve account and subordination in the form of an unrated certificate. The notes have final maturities ranging between July 28, 2006 and February 25, 2014 and contain a call provision that grants BVAC the option of calling the notes at any time after the aggregate balance of the receivables has been reduced to 15% of the original pool of receivables. Proceeds from the issuance of the notes were used to repay $180.0 million of borrowings on the BVAC’s revolving warehouse credit facility.

Bay View Capital Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2005
(Unaudited)
Note 7. Liquidation Reserve
     The liquidation reserve represents a liability for estimated severance costs, costs related to facilities closures, estimated litigation settlements and related legal expense and other costs associated with the completion of remaining liquidating activities set forth in the Company’s Amended Plan. The liquidation reserve is accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which became effective for exit or disposal activities that were initiated after December 31, 2003, and superseded EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” In accordance with SFAS No. 146, the Company continues to apply certain provisions of EITF 94-3 to its accounting for the liquidation reserve because the Company’s liquidation plan was initiated prior to the initial application date.
     At September 30, 2005, the remaining balance of the liquidation reserve was $7.7 million, including accruals for severance, facilities and litigation and other costs of $0.7 million, $4.8 million and $2.2 million, respectively. The following table sets forth balances and activity in the liquidation reserve as of and for the periods indicated:

	Severance	Facilities (1)	Litigation / Other	Total

	(Dollars in thousands)
Balance at December 31, 2004	$1,314	$6,003	$1,539	$8,856
Accruals (reversals)	110	(607)	746	249
Payments	(775)	(556)	(66)	(1,397)

Balance at September 30, 2005	$649	$4,840	$2,219	$7,708

(1)	The reversal of the facilities accrual during the nine month period ended September 30, 2005 was attributable to postponement of a planned move of the Company’s headquarters during 2005.

Bay View Capital Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2005
(Unaudited)
Note 8. Subsequent Events
     On October 28, 2005, the Company filed a Form 8-K Current Report with the SEC announcing the execution of a definitive agreement to merge with Great Lakes Bancorp, Inc., with the Company as the surviving corporation. Great Lakes is the holding company for Greater Buffalo Savings Bank which was founded in November 1999, and as of September 30, 2005, reported assets of $771 million. The Bank operates 9 full service branches and currently has 4 additional branches under construction in Western New York. Under the terms of the merger agreement, Great Lakes stockholders will receive a fixed ratio of 1.0873 shares of the Company’s common stock for each share of Great Lakes common stock. Based on the closing price of the Company’s common stock on October 25, 2005, the transaction is valued at approximately $67.1 million.
     After completion of the merger, the Company’s stockholders will own approximately 60% of its then outstanding shares. The merger is expected to close in the first quarter of 2006, subject to receipt of government regulatory approvals and stockholder approvals. The merged businesses will operate under the name of Great Lakes Bancorp, but will maintain the Company’s listing on the New York Stock Exchange. Three members of the Company’s senior executive team will be joining the Board of Directors of Great Lakes, which will have 15 members upon the merger. The Company does not expect the merger to adversely impact its net operating loss carryforwards.
     On November 7, 2005, the Company filed a Form 8-K Current Report with the SEC announcing the execution of a definitive agreement to sell BVAC to AmeriCredit Financial Services, Inc. in an all-cash transaction for a price approximating the book value of BVAC at the time of closing. The sale of BVAC is expected to close in the first half of 2006, subject to the receipt of government regulatory approvals and approval by the stockholders of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” was written assuming that you have read or have access to the Company’s 2004 Annual Report on Form 10-K, which contains the latest audited consolidated financial statements and notes, along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Accordingly, only certain changes in financial condition and results of operations are discussed in this Form 10-Q Quarterly Report. Furthermore, the interim financial results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.
     On June 30, 2004, we effected a 1-for-10 reverse stock split of the issued and outstanding shares of our common stock. Accordingly, all shares outstanding and per share amounts are presented herein on a post-reverse stock split basis for all periods reported.
Strategic Overview
     We are a financial services company headquartered in San Mateo, California, whose primary subsidiary, BVAC, is a consumer finance company engaged in indirect purchases of retail auto installment contracts originated by manufacturer-franchised and independent dealers in connection with the sale of new and used automobiles. BVAC generates revenue through its investment in auto contracts, and the subsequent securitization or sale and servicing of these auto contracts.
Auto Finance
     BVAC, the Company’s indirect auto finance subsidiary, purchases retail auto installment contracts from a network of approximately 7,000 manufacturer-franchised and independent auto dealers in 32 states and has positioned itself in the market as a lender for prime credit quality borrowers. While BVAC competes with other lenders for good credit quality loans, BVAC also offers specialized products, including extended term financing and larger advances to customers with prime credit scores, and uses these products to establish relationships with auto dealers. BVAC’s traditional product offers financing terms to 96 months and typically finances an amount in excess of a dealer’s wholesale value of a vehicle. This strategy has enabled BVAC to establish a loyal dealership network by satisfying a unique niche within the indirect auto finance market that is not well served by large commercial banks and captive finance companies.
     BVAC has been leveraging this established reputation with its dealers to broaden its array of auto financing programs available to prime credit quality borrowers. BVAC is offering a product to prime credit quality borrowers that is outside of its traditional niche, with lower loan-to-value ratios and shorter terms to maturity. In addition to widening its product offerings, BVAC has recruited sales and credit personnel who have significant dealer relationships. BVAC has also contracted with third-party service providers to establish system-to-system connectivity to increase the volume of applications received and facilitate the communication of credit decisions for most of its active dealers.
     As a result, BVAC produced record loan volume in the first nine months of 2005. Third quarter purchases totaled $147.5 million, a 112% increase over third quarter 2004 purchases of $69.5 million. Purchases for the first nine months of 2005 were $407.2 million compared to $214.7 million for the first nine months of 2004. As a result of additional volume from the non-niche product, the term to maturity on auto contracts purchased by BVAC averaged 79 months and the loan-to-value ratio averaged 120% for the first nine months of 2005, compared to an average term to maturity of 83 months and loan-to-value ratio of 126% on auto contracts purchased in the first nine months of 2004. BVAC has maintained high credit quality; Fair, Isaac & Co. (“FICO”) credit scores averaged 736 for both the first nine months of 2005 and the first nine months of 2004. BVAC’s purchased contract rate was 9.29% at the end of the third quarter of 2005 compared to 7.99% at the end of the year 2004 and 8.12% at the end of the third quarter of 2004. For the third quarter of 2005, BVAC’s purchased contract rate averaged 9.04% compared to 8.06% for the third quarter of 2004.

     Of the contracts purchased during the first nine months of 2005, approximately 92% were originated by manufacturer-franchised dealerships and 8% were originated by independent dealerships compared to 94% and 6%, respectively, for the first nine months of 2004; 40% were contracts on new vehicles and 60% were contracts on used vehicles compared to 56% and 44%, respectively, for the first nine months of 2004. The average loan amount financed by BVAC decreased to $23,852 for the first nine months of 2005 from $30,005 for the first nine months of 2004 due largely to the increased percentage of used car contracts and the previously mentioned lower loan-to-value ratio.
     BVAC operates as an independent finance company, purchasing auto contracts primarily for sale or securitization, and servicing these auto contracts. It currently has a $450.0 million revolving warehouse credit facility to fund its purchases of contracts, and periodically sells or securitizes a portion of its auto contracts in order to pay down the facility and maintain available borrowing capacity. In July 2005, BVAC closed a $180.9 million auto receivable-backed securities offering and repaid $180.0 million of borrowings on the warehouse credit facility. See “Liquidity and Capital Resources” for additional information on the auto receivable-backed securities.
     BVAC retains the servicing obligation on the contracts that it sells or securitizes which provides it with a source of fee income over the life of the contracts. At September 30, 2005, BVAC was servicing 37,000 auto contracts with an aggregate outstanding balance of $744 million compared to 28,000 auto contracts with an aggregate outstanding balance of $571 million at December 31, 2004.
     We have evaluated our exposure to losses in the areas affected by Hurricane Katrina and Hurricane Rita, including a review of outstanding auto contract balances for borrowers in Alabama, Louisiana, Mississippi and certain areas of Texas, delinquencies of borrowers in these areas, strategies for tracking borrowers that may have left these areas to reside elsewhere and vehicle losses related to flood damage. We have determined that we currently have no material exposure to losses from Hurricane Katrina or Hurricane Rita.
Bay View Bank Liquidation
     On October 3, 2002, we adopted a Plan of Dissolution and Stockholder Liquidity (the “Plan”). The Plan contemplated that we, under applicable provisions of the Delaware General Corporation Law, would dispose of all of our assets, including all of the assets of Bay View Bank, pay all of our debts and liabilities and make reasonable provision for any contingent liabilities, distribute the remaining proceeds from our asset sales to our stockholders and dissolve.
     During the fourth quarter of 2003, our Board amended the Plan to become a plan of partial liquidation (the “Amended Plan”), under which we are completing the liquidation of the assets and the satisfaction of the liabilities of Bay View Bank remaining after its September 30, 2003 dissolution. We have distributed a major portion of the proceeds to our stockholders through a series of cash distributions, and we continue to operate BVAC. With Bay View Bank’s dissolution, its remaining assets and liabilities were transferred to us, as Bay View Bank’s sole stockholder, and we ceased to be a bank holding company.
     In accordance with the Amended Plan, we redeemed the remaining $22.0 million of our 9.76% Cumulative Capital Securities on June 30, 2004 and, between December 31, 2003 and December 31, 2004, distributed $311.0 million in cash to our stockholders, or $47.25 per share after the adjustment to reflect the retroactive effect of the 1-for-10 reverse stock split of our common stock effective June 30, 2004. We did not make a cash distribution to our stockholders during the first nine months of 2005. Under our merger agreement with Great Lakes, we have agreed that we will not pay any dividends or make other cash distributions pending consummation of the merger.
     We continue to dispose of the assets and satisfy the liabilities we assumed from Bay View Bank. During the first nine months of 2005, $11.8 million of these assets, primarily auto leases, other loans and real estate owned, were liquidated and $7.6 million of liabilities were discharged.

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
Loan Sales and Retained Interests in Securitizations
     BVAC has periodically transferred a portion of its warehouse inventory of auto contracts held-for-sale to trusts that, in turn, issue asset-backed securities to investors. These transactions have historically been structured as sales in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and we have recognized a gain on the sale of the auto contracts to the trusts. The gain represents the difference between the sum of sale proceeds, net of transaction costs and cash deposited into a securitization trust account in order to enhance the credit rating of the asset-backed securities and the sum of our net carrying value of the auto contracts and the present value of future excess cash flow anticipated to be distributed to us by the trust over the life of the asset-backed securities. The anticipated future excess cash flow is an asset that is referred to as a “retained interest” in the securitization.
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
     We designate retained interests as available-for-sale and carry them at fair value. Unrealized gains and losses that are deemed to be temporary are reported in other comprehensive income. For retained interests that have experienced a decline in fair value below their amortized cost basis and for which the decline in fair value has been determined to be other than temporary, the cost basis of the retained interest is written down to fair value as the new cost basis and the writedown is charged to earnings.
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
     The following table sets forth the significant assumptions used in the valuation of our retained interests as of September 30, 2005:

Weighted-average discount rate	10.0% — 12.0%
Range of projected annual credit losses, net	1.40% — 1.53%
Range of projected cumulative credit losses	2.04% — 2.37%
Prepayment speed	1.6 ABS
     Changes in the above assumptions due to differing actual experience or market conditions could affect the value of our retained interests.

     In February 2005, BVAC transferred $232.1 million of auto contract receivables to a special purpose entity, Bay View 2005-LJ-1 Owner Trust, and issued a corresponding amount of auto receivable-backed notes. In July 2005, BVAC transferred $185.6 million of auto contract receivables to a special purpose entity, Bay View 2005-LJ-2 Owner Trust, and issued $180.9 million of auto receivable-backed notes. Under the terms of these notes, BVAC retained certain rights that resulted in its maintaining control over the transferred receivables and, in accordance with provisions of SFAS No. 140, we have accounted for these transactions as secured financings. See “Balance Sheet Analysis – Borrowings” for additional information.
Allowance for Credit Losses
     The allowance for credit losses on auto contracts held-for-investment is established through a provision charged to expense and maintained at a level that we believe is sufficient to cover estimated probable losses in this loan portfolio. We consider BVAC’s portfolio of auto contracts to be comprised of relatively small balance, homogeneous receivables and, accordingly, determine its allowance for credit losses in accordance with SFAS No. 5, “Accounting for Contingencies.” The allowance for credit losses is evaluated and adjusted on a quarterly basis.
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
     At September 30, 2005, and December 31, 2004, we had recorded estimates of contingent tax liabilities of $3.7 million and $4.2 million, respectively. If and when these contingent tax liabilities are ultimately paid, it could have a significant impact on cash flows or liquidity of the Company.
     At September 30, 2005, we had $24.2 million of deferred tax assets, net, consisting of deferred tax assets of $45.7 million less a valuation allowance of $21.5 million. This valuation allowance was established in consideration of our projected future taxable income available to realize the deferred tax assets under our Amended Plan in years after 2004. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized.

Derivative Instruments
     We use derivative instruments to reduce our exposure to interest rate risk embedded in our fixed-rate auto contracts which are funded by floating-rate financing. Rising interest rates reduce the net interest spread produced by our auto contracts, a primary component of our profitability, as well as the economic value of our inventory of auto contracts. Additionally, under the terms of our warehouse credit facility, the indenture trustee maintains derivative instruments to provide interest rate risk protection to our lenders. We account for these derivative instruments in accordance with SFAS No. 133, “Accounting for Derivatives and Hedging Activities.”
     SFAS No. 133 establishes accounting and reporting standards for derivative instruments and requires that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the statement of financial condition as either an asset or liability measured at its fair value. SFAS No. 133 further dictates that the accounting treatment for gains or losses from changes in the derivative instrument’s fair value is contingent on whether the derivative instrument qualifies as a hedge under the standard. Risk management instruments must qualify and be designated as hedges upon their inception and must be effective in substantially reducing the risk arising from the asset or liability identified as exposing the Company to risk throughout the hedge period in order to receive hedge accounting treatment. To qualify as hedges, among other things, risk management instruments must be linked to specific assets or liabilities or pools of similar assets or liabilities. If the derivative instrument does not qualify as a hedge, the gains or losses are reported in the consolidated statement of income when they occur. If the derivative instrument qualifies and is designated as a hedge under the standard, depending on the type of risk being hedged, the gains and losses are either reported in the consolidated statement of income, offsetting the fair value change in the hedged item, or reported as accumulated other comprehensive income in the equity section of the consolidated statement of financial condition. If a hedged asset or liability is sold or paid off before maturity of the hedging derivative, the derivative is closed out or settled, and any net settlement amount upon the close-out or termination of the derivative is recognized in earnings. The standard requires that an entity formally document, designate and assess the effectiveness of transactions that receive hedge accounting.
     Our derivative instruments outstanding at September 30, 2005 were comprised of interest rate swap contracts and interest rate caps. The interest rate swap contracts are used to reduce our exposure to interest rate risk. The interest rate caps are required under the terms of BVAC’s warehouse credit facility and maintained by the indenture trustee, as discussed above. In accordance with SFAS No. 133, these derivative instruments are accounted for as assets or liabilities and recorded at fair value. Because these derivatives were not formally designated as hedges, which is required to use hedge accounting, changes in fair values are charged or credited to earnings. Refer to Item 3. “Quantitative and Qualitative Disclosures about Market Risk — Asset/Liability Management” for further comments about our use of derivative instruments.
Results of Operations
     Our net loss for the third quarter of 2005 was $1.4 million, or $0.21 per share, compared with $1.6 million, or $0.25 per share, for the third quarter of 2004. Net loss for the first nine months of 2005 was $3.2 million, or $0.49 per share, compared with $2.7 million, or $0.41 per share for the first nine months of 2004.
     Results for the third quarter of 2005 included record quarterly loan production by BVAC and increased net interest income. In addition, the continued rise in market interest rates resulted in an unrealized mark-to-market gain of $0.7 million in the Company’s interest rate derivatives for the third quarter of 2005. However, net leasing income declined due to the continued runoff of our liquidating auto lease portion and noninterest expense increased due primarily to activities associated with our other liquidating assets. Our provision for credit losses increased to $1.3 million for the third quarter of 2005 from $0.3 million for the third quarter of 2004 to support our growing portfolio of auto contracts held-for-investment. The increased net loss for the first nine months of 2005 was primarily due to increased provision for credit losses, reduced noninterest income and increased general and administrative expense, including higher legal and professional fees, partially offset by increased net interest income and higher leasing income, net of expense.

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
     Net interest income was $5.0 million for the third quarter of 2005 compared to $3.8 million for the third quarter of 2004, and $12.4 million for the first nine months of 2005 compared to $9.8 million for the first nine months of 2004. The following tables set forth average outstanding balances of assets and liabilities, net interest income, net interest rate spread and net interest margin for the periods indicated:

	Average Balances, Yields and Rates
	For the Three Months Ended			For the Three Months Ended
	September 30, 2005			September 30, 2004
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Restricted cash	$41,563	$521	4.91%	$33,835	$123	1.45%
Retained interests in securitizations	20,876	459	8.80	26,071	620	9.50
Mortgage-backed and other securities	—	—	—	114	—	—
Auto installment contracts and other loans receivable	234,543	4,951	8.37	267,603	5,217	7.75
Securitized auto installment contracts	315,610	5,354	6.72	—	—	—

Total interest-earning assets	612,592	11,285	7.30%	327,623	5,960	7.23%

Other assets	36,939			61,677

Total assets	$649,531			$389,300

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Warehouse credit facility and other borrowings	$226,148	2,664	4.61%	$242,126	1,563	2.52%
Interest rate swap (income) expense	—	(111)	—	—	584	—

Warehouse credit facility, other borrowings and swaps	226,148	2,553	4.42	242,126	2,147	3.49
Securitization notes payable	316,683	3,775	4.76	—	—	—

Total interest-bearing liabilities	542,831	6,328	4.62%	242,126	2,147	3.49%

Other liabilities	4,774			17,063

Total liabilities	547,605			259,189
Stockholders’ equity	101,926			130,111

Total liabilities and stockholders’ equity	$649,531			$389,300

Net interest income/net interest rate spread		$4,957	2.68%		$3,813	3.74%

Net interest-earning assets	$69,761			$85,497

Net interest margin			3.21%			4.65%

	Average Balances, Yields and Rates
	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2005			September 30, 2004
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	(Dollars in Thousands)
Assets
Interest-earning assets:
Restricted cash	$34,196	$1,112	4.29%	$34,708	$312	1.20%
Retained interests in securitizations	21,568	1,434	8.86	27,471	1,861	9.03
Mortgage-backed and other securities	—	—	—	990	31	4.44
Auto installment contracts and other loans receivable	228,591	13,529	7.92	234,252	13,880	7.91
Securitized auto installment contracts	227,321	11,401	6.71	—	—	—

Total interest-earning assets	511,676	27,476	7.18%	297,421	16,084	7.22%

Other assets	46,915			80,000

Total assets	$558,591			$377,421

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Warehouse credit facility and other borrowings	$226,368	7,479	4.36%	$196,262	3,497	2.34%
Interest rate swap expense	—	158	—	—	1,552	—

Warehouse credit facility, other borrowings and swaps	226,368	7,637	4.45	196,262	5,049	3.40
Securitization notes payable	213,985	7,475	4.65	—	—	—
Junior Subordinated Deferrable Interest Debentures	—	—	—	16,372	1,203	9.76

Total interest-bearing liabilities	440,353	15,112	4.55%	212,634	6,252	3.89%

Other liabilities	15,491			26,341

Total liabilities	455,844			238,975
Stockholders’ equity	102,747			138,446

Total liabilities and stockholders’ equity	$558,591			$377,421

Net interest income/net interest rate spread		$12,364	2.63%		$9,832	3.33%

Net interest-earning assets	$71,323			$84,787

Net interest margin			3.26%			4.44%

     The increase in net interest income for the third quarter and the first nine months of 2005, as compared to the third quarter and the first nine months of 2004, was attributable to an increase in average interest-earning assets due to the record volume of loan purchases. In addition, net interest income for the first nine months of 2005 reflected the elimination of interest expense from the $22.0 million of 9.76% Cumulative Capital Securities that were redeemed in mid-2004. Although net interest income expanded, net interest margin decreased as floating-rate funding costs on BVAC’s warehouse credit facility rose more rapidly than yields on purchased auto contracts. At September 30, 2005, the spread between the yields on one-month and three-year U.S. Treasury securities narrowed to 103 basis points from 136 basis points at December 31, 2004 and 142 basis points at September 30, 2004. For the three- and nine-month periods ended September 30, 2004, our net interest margin was enhanced by cash flow from monetization of our liquidating auto lease portfolio. This monetization reduced our need to borrow in order to fund purchases of auto contracts, reducing related interest expense.
Provision for Credit Losses
     An allowance for credit losses on our auto contracts held-for-investment is established through the provision for credit losses. We recorded $1.3 million of provision for credit losses for the third quarter of 2005 compared to $0.3 million for the third quarter of 2004, and $3.9 million for the first nine months of 2005 compared with $0.9 million for the first nine months of 2004. The increases in provision expense and related increases in allowance for credit losses reflected both the continued growth and seasoning of our portfolio of auto contracts receivable. Auto contracts held-for-investment increased by $208.7 million to $356.4 million at September 30, 2005 from $147.7 million at September 30, 2004. See “Balance Sheet Analysis — Allowance for Credit Losses” for additional information on the provision and allowance for credit losses.
Noninterest Income
     Noninterest income was $1.8 million for the third quarter of 2005 compared to $1.2 million for the third quarter of 2004. Noninterest income was $7.0 million for the first nine months of 2005 compared to $14.4 million for the first nine months of 2004. The increase in noninterest income for the third quarter of 2005, compared to the third quarter of 2004, was largely a result of fluctuations in unrealized gains and losses on our derivative instruments partially offset by decreased leasing and loan servicing income. The decrease in noninterest income for the first nine months of 2005, compared to the first nine months of 2004, was primarily due to these same factors.
     Leasing income declined to $0.6 million for the third quarter of 2005 from $2.5 million for the third quarter of 2004. Leasing income was $4.5 million for the first nine months of 2005 compared to $11.3 million for the first nine months of 2004. The decline in leasing income was a direct result of the continued runoff of our liquidating auto lease portfolio, offset, in part, by favorable experience on the disposition of vehicles coming off lease during 2005. We ceased purchasing auto leases in June 2000 and, since then, the balance of our lease portfolio has continued to decrease as leases have reached their end-of-term. Our leasing portfolio balance was $0.3 million at September 30, 2005 compared to $16.5 million at September 30, 2004.
     Loan servicing income decreased to $0.4 million in the third quarter of 2005 from $0.7 million in the third quarter of 2004. Loan servicing income was $1.4 million for the first nine months of 2005 compared to $2.5 million for the first nine months of 2004. These decreases were due to the continued decline in the balance of our investor-owned servicing portfolio to $163.1 million at September 30, 2005 from $286.4 million at September 30, 2004.

     We employ interest rate derivatives primarily to protect the economic value of BVAC’s fixed-rate auto contracts from rising interest rates. We account for changes in the market value of our derivatives as prescribed by SFAS No. 133. Our derivatives are not treated as designated hedge instruments under SFAS No. 133 and are, accordingly, carried at fair value, with changes in such fair value charged or credited to earnings. As a result, our noninterest income has fluctuated from period to period. Unrealized gains on derivatives were $0.7 million for the third quarter of 2005 compared to unrealized losses on derivatives of $1.8 million for the third quarter of 2004. Unrealized gains on derivatives were $1.1 million for the first nine months of 2005 compared to unrealized gains on derivatives of $0.7 million for the first nine months of 2004. Future changes in interest rates will likely continue to produce fluctuations in the fair value of our derivatives and, therefore, the level of our noninterest income. See Item 3. “Quantitative and Qualitative Disclosures About Market Risk — Asset/Liability Management” for further discussion of our derivative instruments.
     Our net losses on auto contracts and other loans held-for-sale and retained interests in securitizations were $0.3 million for the third quarter of 2005 compared to $0.6 million for the third quarter of 2004. Our net losses on auto contracts and other loans held-for-sale and retained interests in securitizations were $1.3 million for the first nine months of 2005 compared to $2.3 million for the first nine months of 2004.
Noninterest Expense
     Noninterest expense was $7.7 million for the third quarter of 2005 compared to $7.3 million for the third quarter of 2004. For the third quarter of 2005, our noninterest expense included $7.1 million of general and administrative expense, $0.1 million of leasing expense and $0.5 million of real estate owned expense. For the third quarter of 2004, noninterest expense included $6.0 million of general and administrative expense, $1.2 million of leasing expense and $0.1 million of real estate owned expense. The following table sets forth the components of general and administrative expense for these periods:

	For the Three Months Ended
	September 30, 2005	September 30, 2004
	(Dollars in thousands)
General and administrative expense:
Employee compensation and benefits	$3,130	$2,979
Professional and legal services	3,301	1,560
Occupancy and equipment	53	528
Postage, telephone and travel	378	482
Information technology	304	329
Capitalized fees and costs	(444)	(281)
Other	345	412

Total general and administrative expense	$7,067	$6,009

     The increase in noninterest expense for the third quarter of 2005, compared to the third quarter of 2004, was primarily the result of a $1.1 million increase in general and administrative expense and a $0.4 million increase in real estate owned expense, partially offset by a $1.1 million decrease in leasing expense on our liquidating auto lease portfolio. The increase in general and administrative expense was largely due to additional accrued liquidation expense, higher professional and legal services expense, including increased costs attributable to compliance with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), partially offset by an adjustment of accrued facilities liquidation expense. The increase in real estate owned expense was due to a $0.5 million writedown on our liquidating real estate owned portfolio. The writedown and subsequent sale of this property during the third quarter of 2005 reduced nonperforming assets in the liquidating portfolio to $0.7 million at September 30, 2005 from $2.7 million at June 30, 2005.

     Noninterest expense was $20.6 million for the first nine months of 2005 compared to $27.8 million for the first nine months of 2004. For the first nine months of 2005, our noninterest expense included $19.3 million of general and administrative expense, $0.7 million of leasing expense and $0.6 million of real estate owned expense. For the first nine months of 2004, noninterest expense included $18.7 million of general and administrative expense, $8.7 million of leasing expense and $0.4 million of real estate owned expense. The following table sets forth the components of general and administrative expense for these periods:

	For the Nine Months Ended
	September 30,	September 30,
	2005	2004
	(Dollars in thousands)
General and administrative expense:
Employee compensation and benefits	$9,439	$9,859
Professional and legal services	7,778	4,680
Occupancy and equipment	774	1,234
Postage, telephone and travel	1,211	1,450
Information technology	795	890
Capitalized fees and costs	(1,742)	(883)
Other	1,048	1,466

Total general and administrative expense	$19,303	$18,696

     The decrease in noninterest expense for the first nine months of 2005, compared to the first nine months of 2004, was primarily the result of an $8.0 million decline in leasing expense on our liquidating auto lease portfolio, partially offset by a $0.6 million increase in general and administrative expense and $0.2 million increase in real estate owned expense. The increase in general and administrative expense was largely due to higher professional and legal services expense for the first nine months of 2005, including increased costs attributable to Sarbanes-Oxley compliance, partially offset by higher capitalized fees and costs directly related to higher loan production volume, lower compensation and benefits due to planned attrition and decreased occupancy and equipment expense.
Income Taxes
     We recorded income tax benefits of $0.8 million and $1.9 million for the three- and nine-month periods ended September 30, 2005, respectively. The effective tax rate used in computing the tax benefit for the first nine months of 2005 was 37%. For the three- and nine-month periods ended September 30, 2004, we recorded tax benefits of $1.0 million and $1.7 million, respectively. The effective tax rate used in computing the tax benefit for first nine months of 2004 was 39.2%. The projected 2005 and 2004 effective tax rates differ from the 35% federal statutory rate due to state income and franchise taxes.

Balance Sheet Analysis
     Our total assets were $697.6 million at September 30, 2005 compared to $427.5 million at December 31, 2004. The increase in total assets was primarily attributable to BVAC’s purchases of auto contracts which produced $263.3 million of growth in our auto contracts receivable, net of repayments and sales.
Restricted Cash
     Our restricted cash balances were $38.3 million and $26.8 million at September 30, 2005 and December 31, 2004, respectively. Restricted cash attributable to BVAC’s auto finance business includes cash collateral provided to counterparties to BVAC’s hedging contracts to meet margin requirements, cash collateral provided to cure potential borrowing base deficiencies on BVAC’s warehouse credit facility, cash on deposit in connection with credit enhancement of securitization notes payable and cash payments received from our customers that are in-transit to trust accounts for BVAC’s auto securitization trusts. The remaining assets from Bay View Bank’s liquidation also include restricted cash that has been pledged to secure a letter of credit, cash collateral pledged in connection with financing secured by our auto lease portfolio contractual cash flow as well as cash collateral pledged in connection with the Company’s servicing of a multi-family loan pool and other contractual obligations.
     The $11.5 million increase in restricted cash from December 31, 2004 to September 30, 2005 was due primarily to an $11.8 million increase in cash on deposit provided as credit enhancement for BVAC’s auto receivable-backed notes payable issued in 2005.
Retained Interests in Securitizations
     The following table provides information, by securitization transaction, on the balance of our retained interests in outstanding securitizations of auto contracts as of the dates indicated:

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
Transaction:
Bay View 2002-LJ-1 Owner Trust	$14,352	$15,622
Bay View 2003-LJ-1 Owner Trust	6,212	7,014

Total retained interests in securitizations	$20,564	$22,636

     Our retained interests are subordinate to investor interests. At September 30, 2005, all retained interests in securitizations were classified as available-for-sale and reported at fair value. An unrealized gain of $62 thousand in these retained interests was included in our stockholders’ equity, net of taxes, at September 30, 2005. An unrealized loss of $279 thousand in these retained interests was included in our stockholders’ equity, net of taxes, at December 31, 2004. For the first nine months of 2005, the retained interest in the Bay View 2003-LJ-1 Owner Trust was deemed to be other-than-temporarily impaired by $124 thousand and, accordingly, this amount was charged against noninterest income.

Auto Installment Contracts and Other Loans Receivable
     The following table illustrates our portfolio of auto contracts and other loans receivable as of the dates indicated:

	September 30, 2005	December 31, 2004
	(Dollars in thousands)
Auto installment contracts and other loans held-for-sale:	$229,151	$73,462
Premiums, discounts and deferred fees and costs	5,752	1,559
Lower-of-cost-or-market allowance on auto contracts held-for-sale	(79)	—

Auto installment contracts held-for-sale	234,824	75,021
Other loans held-for-sale	—	902

Auto installment contracts and other loans held-for-sale	234,824	75,923

Auto installment contracts held-for-investment:	6,829	247,219
Securitized auto installment contracts held-for-investment	344,588	—
Premiums, discounts and deferred fees and costs	8,619	7,152
Allowance for credit losses	(3,644)	(1,508)

Auto installment contracts held-for-investment, net	356,392	252,863

Auto installment contracts and other loans receivable, net	$591,216	$328,786

     During the third quarter of 2005, BVAC purchased $147.5 million of auto contracts, an increase of 112% over third quarter 2004 purchases of $69.5 million. BVAC purchased $407.2 million of auto contracts during the first nine months of 2005 compared to $214.7 million for the first nine months of 2004. See “Strategic Overview — Auto Finance” for additional information regarding BVAC’s production growth and related business strategies. Repayments totaled $58.7 million and $141.6 million for the third quarter and the first nine months of 2005, respectively, and $29.4 million and $79.5 million for the third quarter and the first nine months of 2004, respectively.
     At September 30, 2005, BVAC was servicing 37,000 auto contracts with an aggregate outstanding balance of $744 million compared to 28,000 auto contracts with an aggregate outstanding balance of 557 million at September 30, 2004.
Credit Quality
     We charge off auto contracts and reverse related accrued interest receivable when the contracts become 120 days delinquent. Auto contracts receivable delinquent 30+ days or more were $2.8 million, or 0.47% of gross auto contracts receivable, at September 30, 2005 compared to $1.3 million, or 0.41%, and $0.6 million, or 0.21%, of gross auto contracts receivable at December 31, 2004 and September 30, 2004, respectively. As a percentage of managed contracts, 30+ day delinquencies were 0.62%, 0.63% and 0.30% of outstanding contracts at September 30, 2005, December 31, 2004 and September 30, 2004, respectively.
     Net charge-offs, defined as gross charge-offs less recoveries, annualized as a percentage of auto contracts receivable was substantially unchanged at an annualized rate of 0.67% for the third quarter of 2005 compared to 0.67% in the second quarter of 2005 and up from an annualized rate of 0.32% in the third quarter of 2004. The increase in the net charge-off rate from the third quarter of 2004 reflects the increasing loss rates that we associate with the aging or “seasoning” of our auto contracts through their midlife which is followed by a gradual decrease in loss rates through the remaining life of the contracts.
     As a percentage of managed contracts, which is defined as the total auto contracts serviced by BVAC, net charge-offs declined to an annualized rate of 0.85% for the third quarter of 2005 from an annualized rate of 0.92% in the second quarter of 2005 and 1.01% in the third quarter of 2004. This improvement in the rate of net charge-offs is primarily attributable to our increased production volumes in 2005 which have reduced the average seasoning of our managed contracts portfolio and, therefore, decreased recent net charge-off experience.

Allowance for Credit Losses
     The following table sets forth the activity in the allowance for credit losses for auto contracts held-for-investment as of and for the periods indicated:

	As of and For the	As of and For the
	Three Months	Nine Months	As of and For the
	Ended	Ended	Year Ended
	September 30, 2005	September 30, 2005	December 31, 2004
	(Dollars in thousands)
Balance at beginning of period	$3,272	$1,508	$—
Provision for credit losses	1,257	3,887	1,612
Net charge-offs	(885)	(1,751)	(104)

Balance at end of period	$3,644	$3,644	$1,508

     At September 30, 2005, our allowance for credit losses represented 1.04% of outstanding auto contracts receivable held-for-investment, compared to 0.61% at December 31, 2004. The level of the allowance at the respective period-ends reflected the underlying level of net charge-offs that we estimated to be embedded in our auto contracts receivable. The increase in the level of the allowance was reflective of the impact of the seasoning of our auto contracts receivable, as discussed above. Refer to “Critical Accounting Policies — Allowance for Credit Losses” for additional comments on our related accounting policies.
Other Loans and Real Estate Owned
     At September 30, 2005, we had completed the disposition of our liquidating loan portfolio and no longer had an investment in other loans. At December 31, 2004, we had $902 thousand of other loans, comprised of franchise and asset-based loans; these other loans were nonaccruing. At September 30, 2005, we also had $0.7 million of real estate owned compared to $3.4 million at December 31, 2004. The decrease was due to $2.2 million in sales and a $0.5 million writedown of franchise-related properties during the first nine months of 2005. The remaining $0.7 million balance of real estate owned is comprised of two franchise-related properties.
Borrowings
     Our borrowings are comprised primarily of a revolving warehouse credit facility and long-term auto receivable-backed securitization notes payable. Balances as of September 30, 2005 included $229.4 million outstanding on our warehouse credit facility and $345.7 million of securitization notes payable. Balances at December 31, 2004 included $298.8 million outstanding on our warehouse credit facility and $1.9 million of other borrowings.
     During the second quarter of 2005, BVAC secured a $450.0 million floating-rate, revolving warehouse credit facility to replace a maturing $350.0 million facility obtained in 2004. The facility is for a term of 364 days and matures on June 19, 2006. The $100.0 million increase in borrowing capacity provides BVAC with additional liquidity and greater flexibility to manage its warehouse inventory of auto contracts receivable, allowing BVAC to maintain additional auto contracts in its warehouse inventory and increase net interest income.
     Under the warehouse credit facility, interest rate cap contracts are maintained by an affiliated special-purpose owners trust to provide protection to note purchasers from interest rate risk embedded in the fixed-rate auto contracts that have been transferred to the trust. See Item 3. “Quantitative and Qualitative Disclosures About Market Risk — Asset/Liability Management” for further information on these interest rate cap contracts.

     In February 2005, BVAC transferred $232.1 million of auto receivables to Bay View 2005-LJ-1 Owner Trust, a special purpose entity, and issued a corresponding amount of auto receivable-backed notes. The issue was comprised of five classes of notes, Classes A-1 through A-4, and Class I which is an interest only security. The notes have final maturities ranging between February 27, 2006 and May 25, 2012. The notes are insured as to the timely payment of principal and interest and they contain a call provision that grants BVAC the option of calling the notes at any time after the aggregate balance of the receivables has been reduced to 15% of the original pool of receivables.
     In July 2005, BVAC issued $180.9 million of auto receivable-backed notes through Bay View 2005-LJ-2 Owner Trust, a special purpose entity. The issue, BVAC’s first senior/ subordinate structure, was comprised of four AAA-rated fixed-rate senior note classes and three subordinate classes rated down to BBB. Principal is paid sequentially to the notes. In this transaction, credit support to all classes is provided by excess spread, a reserve account and subordination in the form of an unrated certificate. The notes have final maturities ranging between July 28, 2006 and February 25, 2014 and contain a call provision that grants BVAC the option of calling the notes at any time after the aggregate balance of the receivables has been reduced to 15% of the original pool of receivables.

Liquidity and Capital Resources
     BVAC’s $450.0 million revolving warehouse credit facility allows us to purchase and warehouse auto contracts. Our ability to securitize or sell auto contracts on a whole loan basis allows us to periodically pay down the warehouse facility in order to maintain available borrowing capacity to fund future purchases of auto contracts. Repayments from warehoused auto contracts also provide liquidity. During the first nine months of 2005, liquidation of the assets of Bay View Bank remaining from its September 30, 2003 dissolution, primarily the auto lease portfolio, also provided liquidity; however, the liquidation of these assets was largely completed in 2004 and they are a limited source of liquidity in 2005 and beyond.
     At September 30, 2005, we had $10.5 million of cash and $220.6 million of available borrowing capacity on our revolving warehouse credit facility, of which $2.5 million was immediately available based upon BVAC-owned auto contracts eligible for pledging.
     On February 17, 2005, we issued $232.1 million of auto receivable-backed notes payable through Bay View 2005-LJ-1 Owner Trust and on July 28, 2005, we issued $180.9 million of auto receivable-backed notes payable through Bay View 2005-LJ-2 Owner Trust. Proceeds from the issuance of the notes were used to repay $397.8 million of borrowings on our revolving warehouse credit facility. The notes contain a call provision that grants the Company the option of calling the notes at any time after the aggregate balance of the receivables has been reduced to 15% of the original pool of receivables. We anticipate that prepayments will reduce the effective life of the notes.
     Between December 31, 2003 and December 31, 2004, we distributed $311.0 million in cash to our stockholders, or $47.25 per share after the adjustment to reflect the retroactive effect of the 1-for-10 reverse stock split of our common stock effective June 30, 2004. We did not make any cash distributions to stockholders during the first nine months of 2005. Refer to “Forward-Looking Statements — Cash Distributions” for additional comments about cash distributions.
     Stockholders’ equity totaled $101.3 million and $104.2 million at September 30, 2005 and December 31, 2004, respectively.

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
     Fixed-rate Auto Contracts
     BVAC purchases fixed-rate auto contracts primarily for sale or securitization. Investors in these securitization or whole loan sale transactions require a yield that is commensurate with prevailing market interest rates. The prices offered by investors in these transactions reflect prevailing market interest rates at the time of these transactions, which creates interest rate risk for us during the period BVAC warehouses, or owns, these fixed-rate auto contracts. Accordingly, our earnings are affected by changes in prevailing market interest rates. Rising market interest rates generally reduce the value of BVAC’s fixed-rate auto contracts.
     Net Interest Income
     BVAC funds purchases of fixed-rate auto contracts with its floating-rate warehouse credit facility. While we own these contracts, we earn net interest income, which is defined as the amount by which interest income earned on the contracts exceeds the interest paid on BVAC’s warehouse credit facility. Changes in prevailing market interest rates produce corresponding changes in the cost of BVAC’s floating-rate warehouse credit facility, thereby creating interest rate risk. Rising market interest rates increase the interest expense we incur on BVAC’s warehouse credit facility, thereby reducing the net interest income we earn.
     To protect us from interest rate risk, BVAC may use various derivative financial instruments, including interest rate swap contracts, to protect the market value of BVAC’s warehouse inventory of auto contracts and the related net interest income. The market value of BVAC’s derivatives is generally inversely correlated to the market value of its warehouse inventory. Changes in prevailing market interest rates will generally produce offsetting changes in market values. We may enter into these derivatives as BVAC purchases auto contracts and the agreements may be closed out at the time the underlying auto contracts are securitized or sold.
     At September 30, 2005, we had outstanding swap contracts with a total notional amount of $135.0 million under which we pay a fixed interest rate of 3.24% and receive a floating interest rate of 3.79%. These contracts mature from December 2005 to May 2008. At September 30, 2005, the fair value of our swap contracts was $1.8 million, and we estimate that an increase in market interest rates of 100 and 200 basis points would have resulted in an approximate unrealized gain of $1.4 million and $2.8 million, respectively; while a decrease in interest rates of 100 and 200 basis points would have resulted in an approximate unrealized loss of $1.4 million and $2.9 million, respectively.
     Warehouse Credit Facility
     Auto contracts pledged to secure borrowings under BVAC’s warehouse credit facility bear fixed interest rates while amounts borrowed under BVAC’s warehouse credit facility bear a floating interest rate. To provide the note purchasers in the warehouse credit facility with protection from interest rate risk embedded in the fixed-rate auto contracts that have been transferred to the trust, the trust enters into out-of-the-money interest rate cap contracts, containing the terms and conditions required by the note purchasers. At September 30, 2005, the interest rate caps had a notional amount of $245.4 million with cap strike rates ranging from 5.50% to 6.25%. At September 30, 2005, the fair value of the interest rate caps was $0.4 million.

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
     Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file under the Exchange Act because two of the three material weaknesses we reported in connection with our 2004 financial statements have not been fully remediated. A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     As of December 31, 2004, we had three material weaknesses in our internal control over financial reporting. A description of the three material weaknesses is as follows:
•	Derivative Accounting - Our internal controls intended to ensure the proper accounting for derivatives (interest rate cap contracts) maintained by a special purpose trust in connection with a $350.0 million warehouse credit facility provided to BVAC were not operating effectively. We determined that we should have accounted for the derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Under SFAS No. 133, we are now recognizing the value of the derivatives as an asset and record them at fair value, with any changes in fair value recognized in earnings. We previously accounted for the derivatives as a debt issuance cost of BVAC’s warehouse credit facility, which was amortized into our results of operations.

•	Insufficient Qualified Accounting Personnel - The above weakness indicated that a continuing weakness existed at December 31, 2004, as reported in a Form 8-K Current Report dated July 26, 2004, relating to insufficient qualified accounting personnel to identify and resolve complex accounting issues on a timely basis and lack of appropriate resources resulting in insufficient supervision and review of our financial reporting process.

•	Third-Party Service Organizations - We were unable to assess the effectiveness of the internal controls of two of BVAC’s third-party service organizations. The service organizations’ processes are an integral part of BVAC’s auto installment loan process, which is part of our internal control over financial reporting, specifically as to the existence and valuation of auto installment contracts, interest and fee income. The control deficiency did not result in a misstatement in our historical consolidated financial statements; however, it could have resulted in a misstatement of auto installment contracts, interest and fee income that would result in a material misstatement to our annual or interim financial statements that might not be prevented or detected in a timely manner.

     Remediation Efforts Related to the Material Weaknesses in Internal Controls
     At the direction and under the supervision of our Audit Committee, as of the filing date of this Form 10-Q Quarterly Report, actions described below have been taken to address the above described material weaknesses. Our Audit Committee has directed KPMG LLP, our internal auditors, to assist the Audit Committee in its ongoing oversight of these corrective actions.
•	Derivative Accounting - The material weakness with respect to our derivative accounting has been resolved through our adoption of SFAS No. 133 and restatement of certain financial statements hereafter described. During the first quarter of 2005, we announced the restatement of our financial statements for the first three quarters of 2004 and publicly released the effect of these corrections on our financial statements for each of the first three quarters of 2004. Our Form 10-Q Quarterly Report filed on May 10, 2005 for the quarter ended March 31, 2005 included a restatement of our financial statements for the quarter ended March 31, 2004, and our Form 10-Q/A Amended Quarterly reports filed on May 10, 2005 for the quarters ended June 30, 2004 and September 30, 2004 included a restatement of our financial statements for those quarters.

•	Insufficient Qualified Accounting Personnel - We have retained a qualified independent advisory firm to provide guidance relating to the application of complex accounting principles. Management, including our Chief Executive Officer and our Chief Financial Officer, is in the process of assessing whether the actions taken to date are sufficient to resolve the material weakness in accounting personnel.

•	Third-Party Service Organizations - We received one SAS 70 Type II report from one of BVAC’s third party service organizations during the second quarter of 2005 and expect to receive the other report during the fourth quarter of 2005. The SAS 70 Type II reports allow us to assess the effectiveness of the internal controls of these organizations. We believe that this material weakness will be resolved when we receive the second SAS 70 Type II report and if the report is satisfactory to us.
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
     (b) Changes in Internal Controls
     There were no changes in our internal controls over financial reporting identified in connection with the evaluation of such controls that occurred during our most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting, other than those matters described above under the caption “Remediation Efforts Related to the Material Weaknesses in Internal Controls.”

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On August 29, 2003, Financial Security Assurance Inc. (“FSA”) filed a complaint against us and Bay View Bank in the United States District Court for the Southern District of New York. The complaint, as amended, alleges breaches of representations and warranties or indemnity obligations with regard to a number of loans that served as collateral for two securitizations involving us and/or a former subsidiary, Bay View Franchise Mortgage Acceptance Company, that were effected in 1998 and 2000. FSA guaranteed certain payments in connection with these securitizations. We vigorously deny any liability to FSA and have asserted numerous defenses to each of FSA’s claims. We have also filed counterclaims against FSA.
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

BAY VIEW CAPITAL CORPORATION
DATE: November 9, 2005	BY:	/s/ John Okubo
John Okubo
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)