Form 10-K
period 2005-12-31
BAY VIEW CAPITAL CORP
filed 2006-03-21
CIK 840387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1933

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
None
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     YES ☐          NO ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     YES ☐          NO ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.     YES ☑          NO ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).     YES ☐          NO ☑
      The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005 was $102,940,439, based upon the price at which the common equity was last sold on the New York Stock Exchange on such date. Registrant has submitted a 2005 CEO certification with no qualifications to the New York Stock Exchange pursuant to Rule 303A.12(a).
      There were 6,613,099 shares of Common Stock, $0.01 par value, outstanding as of February 28, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
      Part III of Form 10-K — The responses to Items 10, 11, 12, 13 and 14 are incorporated by reference to Registrant’s proxy statement for its 2006 annual meeting of stockholders, or will be included in an amendment to this Annual Report on Form 10-K, to be filed not later than April 30, 2006 with the Securities and Exchange Commission.

FORM 10-K

Forward-Looking Statements
      This Annual Report on Form 10-K of Bay View Capital Corporation (the “Company,” “we,” “us,” or “our”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and similar terms and phrases, including references to assumptions. These forward-looking statements are necessarily based on assumptions as of the date of this Annual Report on Form 10-K and involve risks and uncertainties. Accordingly, our actual results may differ materially from those that we currently anticipate.
      Throughout this Annual Report on Form 10-K, “BVCC” refers to Bay View Capital Corporation, “BVAC” refers to Bay View Acceptance Corporation, BVCC’s auto finance subsidiary, “GLB” refers to Great Lakes Bancorp, Inc., “GBSB” refers to Greater Buffalo Savings Bank, GLB’s savings bank subsidiary and “AFS” refers to AmeriCredit Financial Services, Inc., a subsidiary of AmeriCredit Corp.
      Some of the factors that may cause actual results or earnings to differ materially from those contemplated by the forward-looking statements include, but are not limited to, those discussed under “Risks Specifically Related to the Merger” beginning on page 9, as well as the following:

•	expected cost savings from the merger may not be realized within the expected time frame or at all;

•	revenues may be lower than expected following the merger;

•	the merger may not be approved by the requisite vote of GLB’s or BVCC’s stockholders;

•	the amendments to BVCC’s certificate of incorporation may not be approved by the requisite vote of BVCC’s stockholders;

•	the sale of BVAC may not be approved by the requisite vote of BVCC’s stockholders;

•	competitive pressure among financial services companies is intense;

•	general economic conditions may be less favorable than expected;

•	political conditions and related actions by the United States military abroad may adversely affect economic conditions as a whole;

•	changes in the interest rate environment may reduce interest margins and impact funding sources;

•	changes in market rates and prices may adversely impact the value of financial products and assets;

•	legislation or changes in the regulatory environment may adversely affect the businesses in which BVCC and GLB are engaged; and

•	litigation liabilities, including costs, expenses, settlements and judgments, may adversely affect either company or their businesses.
      Because these forward-looking statements are subject to assumptions and uncertainties, actual results may differ materially from those expressed or implied by these forward-looking statements. You are cautioned not to place undue reliance on these statements, which speak only as of the date of this Annual Report on Form 10-K or the date of any document incorporated by reference in this Annual Report on Form 10-K.
      Except to the extent required by applicable law or regulation, BVCC undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.

Part I

Item 1.	Business
General and Business Overview
      BVCC is a financial services company headquartered in San Mateo, California.

Background
      From 1996 to 1999, BVCC’s strategy was to transfer its wholly owned subsidiary, Bay View Bank (“BVB”) from a traditional thrift to a commercial bank. During this period, BVB nearly doubled in size, replaced a majority of its mortgage-based loans with higher-yielding consumer and commercial loans and leases, of which franchise loans represented $952.2 million at December 31, 1999, and transformed a significant portion of its deposits into lower-cost transaction accounts. This strategy proved unsuccessful, and, in 2000, BVCC reported a net loss of $326.2 million. This loss adversely affected BVCC and BVB’s regulatory capital levels and resulted in the imposition of regulatory agreements by the Federal Reserve Board on BVCC and by the Office of the Comptroller of the Currency (“OCC”) on BVB.
      In March 2001, in light of the critical financial condition and uncertain future of BVCC and BVB, BVCC retained new management, led by Robert B. Goldstein, Charles G. Cooper and John W. Rose, to develop and implement a strategic plan to restore BVCC and BVB’s financial stability. The principal elements of the strategic plan developed by BVCC’s new management were the sale of BVB’s higher risk assets, including the sale of its franchise loan servicing operations and franchise loans, and a renewed focus on BVB’s commercial and retail banking operations.
      Following the significant and successful turnaround actions undertaken and completed in 2001 under the strategic plan, BVCC began active consideration of various alternatives to maximize its value to its stockholders. Through this evaluation process, BVCC determined that greater stockholder value could be obtained by adopting a plan of dissolution and stockholder liquidity (the “Original Plan”) providing for the sale of selected assets of BVCC and BVB to various purchasers rather than an alternative approach such as selling BVB as a whole to a single purchaser, the payment of the liabilities of BVCC and BVB, the distribution of any remaining net proceeds to BVCC’s stockholders and the dissolution of BVCC and BVB. This conclusion was reached because the strategies of the prior management of BVB had resulted in a mismatch between the character of BVB’s assets and liabilities. As a result of the adoption of the Original Plan, BVCC adopted the liquidation basis of accounting effective September 30, 2002.
      BVCC thus pursued the separate sales of BVB’s significant operations. In August 2002, BVB sold approximately $1.0 billion of multi-family and commercial real estate loans to Washington Mutual Bank, F.A. In November 2002, BVB sold its retail banking assets of approximately $3.0 billion and approximately $373.0 million of single family residential mortgages, home equity loans and commercial loans to U.S. Bank National Association. Following these dispositions, BVCC’s remaining assets totaled approximately $1.0 billion and included BVAC, commercial loans and leases and other miscellaneous assets of BVB and deferred tax assets.
      On September 30, 2003, with the approval of the OCC, BVB transferred its remaining assets and liabilities to BVCC and dissolved. Following the dissolution of BVB, BVCC’s board of directors reconsidered the Original Plan and determined, in light of the lack of controlling precedent under Delaware General Corporation Law (“DGCL”) with respect to what constituted a “safe harbor” dissolution and because of BVCC’s inability to obtain value for its net operating loss carryforwards in a dissolution, to adopt an amended plan (the “Amended Plan”). Under the Amended Plan, BVCC continued to liquidate the assets and liabilities assumed from BVB, but the Amended Plan provided that BVCC, rather than dissolve, would seek to engage in business combination transactions that would maximize stockholder value. When BVCC adopted the Amended Plan, it discontinued the liquidation basis of accounting and, effective October 1, 2003, readopted the going concern basis of accounting.

      Between December 30, 2003 and December 31, 2004, BVCC distributed $311.0 million of proceeds of its partial liquidation to its stockholders. By December 31, 2005, BVCC had substantially completed the liquidation of its assets other than BVAC and investments and restricted cash.
      On March 10, 2005, BVCC announced that it would not make a first quarter cash distribution to stockholders while its board of directors evaluated the strategic value of an acquisition and that BVCC would retain surplus cash for possible use in connection with a potential acquisition rather than distributing such surplus to stockholders. No cash distributions were made to stockholders during 2005. On October 28, 2005, BVCC filed a Current Report on Form 8-K reporting the execution of a definitive agreement to merge (the “Merger”) with Great Lakes Bancorp, Inc. of Buffalo, New York, with BVCC as the surviving corporation. On November 7, 2005, BVCC filed a Current Report on Form 8-K reporting the execution of a definitive agreement to sell BVAC (the “Sale”) to AmeriCredit Financial Services, Inc. in an all-cash transaction at a price approximating BVAC’s book value at the time of closing of the transaction. As a result of these developments, BVCC’s board of directors does not anticipate future distributions of the proceeds from its plan of partial liquidation to its stockholders. See Note 2 to the Consolidated Financial Statements, “Proposed Merger and Sale” at Part II, Item 8. “Financial Statements and Supplementary Data” for additional information regarding the Merger and Sale.
BVAC
      BVAC is a Southern California-based auto finance company engaged in the indirect financing of automobile purchases by individuals. Of the auto contracts BVAC purchased in 2005, 91% were originated by manufacturer-franchised dealerships and the remaining 9% were originated by independent dealerships; 40% were contracts on new vehicles and 60% were contracts on used vehicles. BVAC purchases auto contracts from approximately 7,000 automobile dealers in 32 states with limited recourse to the dealer.
      BVAC has historically positioned itself in the market as a premium priced lender for well-qualified borrowers seeking extended-term financing and/or higher advance rates than those generally offered by traditional lenders. This strategy has enabled BVAC to establish a loyal dealership network by satisfying a unique niche within the indirect auto finance market that large commercial banks and captive finance companies have not served well. Recently, BVAC has leveraged this established reputation with its dealers to broaden its array of auto financing programs available to prime credit quality borrowers.
      BVAC places a strong emphasis on borrower stability, credit quality and debt serviceability. With Fair, Isaac & Co., or “FICO,” credit scores that averaged 736 in 2005, BVAC’s borrower base is largely comprised of prime credit quality borrowers. BVAC currently offers financing terms to 96 months and typically finances an amount in excess of a dealer’s wholesale value of a vehicle. During 2005, the term to maturity on auto contracts purchased by BVAC averaged 79 months and the loan-to-value ratio averaged 120%. The average loan amount financed by BVAC was $23,800.
      Since the dissolution of BVB, BVAC has operated as an independent finance company, rather than a portfolio-lending unit of BVB. BVAC purchases auto contracts primarily for sale or securitization and services these auto contracts. BVAC has a $450.0 million revolving warehouse credit facility to fund its purchases of contracts, and periodically sells or securitizes a portion of its auto contracts in order to pay down the facility and maintain available borrowing capacity. BVAC retains the servicing obligation on the contracts that it sells or securitizes which provides BVAC with a source of fee income over the life of the contracts. At December 31, 2005, BVAC had $99.7 million outstanding under this credit facility and securitization notes payable of $521.6 million.
      BVAC’s headquarters and operations center are located in Covina, California. The operations center manages the underwriting of contracts and supports its dealer relationships. It also houses BVAC’s servicing and collections activities involving approximately 38,000 accounts representing $766 million of managed contracts as of December 31, 2005. In 2004, BVAC completed a geographical expansion that was initiated in late 2002, expanding into a total of 32 states from its established presence in 17 states, primarily in the West, Midwest and Florida. In 2003, BVAC entered seven Mid-Atlantic states including Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina, Tennessee and Virginia. In 2004, BVAC entered eight additional states including Alabama, Connecticut, Delaware, Kansas, Kentucky, Massachusetts, New Hampshire and Oklahoma.
Liquidating Portfolio
      As of December 31, 2005, BVCC’s other principal activity was completing the liquidation of the assets BVCC assumed from BVB. During 2005, $16.7 million of these assets, primarily auto leases, other loans and real estate owned, were liquidated and $6.0 million of liabilities were discharged. At December 31, 2005, we had completed the disposition of our liquidating auto lease and other loan portfolios, which were $10.0 million and $902 thousand, respectively, at December 31, 2004.
Competition
      Automobile financing is provided by a number of competing entities, including captive finance affiliates of automobile manufacturers, commercial banks, independent finance companies, thrifts and credit unions. Many of BVAC’s competitors have greater financial resources and capitalization, greater access to existing and newly emerging capital markets, better economies of scale and more favorable cost of funds than BVAC does. The captive finance affiliates of the automobile manufacturers have historically offered varying amounts of below-market financing to automobile purchasers to increase automobile sales volume. A number of BVAC’s competitors also offer automobile purchasers and dealerships additional forms of financing, including auto leasing and dealer inventory floor plan financing, which BVAC does not provide. BVCC believes that BVAC competes primarily on the basis of the relative uniqueness of the extended term and over-advance features of its products. Accordingly, BVAC may not be able to compete successfully against these competitors.
Economic Conditions, Government Policies and Legislation
      During periods of economic slowdown, delinquencies and losses from defaults and repossessions may increase. Decreased demand for automobiles and, therefore, BVAC’s automobile financing volumes, may also occur during periods of economic slowdown. Decreased demand for automobiles may also depress values of used automobiles, which weakens the collateral values of BVAC’s auto contracts. Depressed values of used automobiles during periods of economic slowdown may reduce the value of repossessed vehicles and may require greater reserves and could result in greater losses for BVAC. Sustained periods of increased delinquencies and losses from defaults and repossessions could adversely affect BVAC’s financial position, results of operations and liquidity by limiting its ability to enter into future securitizations or sales of its auto contracts.
      BVAC’s profitability is also dependent on the interest rate spread it earns on auto contracts, the difference between the interest earned on its fixed-rate auto contracts and the rate it pays on its floating-rate borrowings and the price it receives for the fixed-rate contracts that are securitized or sold. BVAC monitors interest rates and utilizes derivative instruments to economically hedge interest rate volatility, however, market interest rates are highly sensitive to many factors that are beyond BVAC’s control, such as inflation, recession and unemployment and the impact of future changes in domestic and foreign economic conditions that BVAC cannot predict.
Supervision and Regulation
General
      BVCC, primarily because of its ownership of BVAC, is subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations, including the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), the Office of Foreign Assets Control and the USA Patriot Act. BVCC is

required to comply with the laws of those states in which BVCC conducts operations. BVCC believes that it is in compliance in all material respects with these laws and regulations.
      Until BVB’s dissolution, the Company and BVB were subject to extensive regulation intended primarily for the protection of depositors and the federal deposit insurance fund and not for the benefit of our stockholders. Upon BVB’s dissolution, BVCC ceased to be a registered bank holding company and is no longer subject to such regulation. BVCC has filed an application to register as a bank holding company and, when the merger is effective, will resume its status as a regulated bank holding company. As a result, BVCC will become subject to a variety of laws and regulatory policies with which it is not currently obligated to comply.
Future Legislation
      Various legislation, including proposals to substantially change the financial institution regulatory system and to expand or contract the powers of banking institutions and bank holding companies, is from time to time introduced in the Congress. This legislation may change banking statutes and the operating environment of the combined bank and its affiliates in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. BVCC cannot accurately predict whether any of this potential legislation will ultimately be enacted, and, if enacted, the ultimate effect that it, or implementing regulations, would have upon the financial condition or results of operations of the combined bank or any of its affiliates.
Fiscal and Monetary Policies
      BVCC is affected by various other governmental requirements and regulations, general economic conditions and the monetary policies of the federal government and the Federal Reserve Board. The monetary policies of the Federal Reserve Board influence to a significant extent the overall growth of loans, investments, deposits, interest rates charged on loans and interest rates paid on deposits. The nature and impact of future changes in monetary policies are often not predictable.
Consumer Protection Laws Affecting BVAC
      Numerous federal and state consumer protection laws and related regulations impose substantial requirements upon lenders and servicers involved in consumer finance, such as BVAC. These laws include the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Federal Trade Commission Act, the Fair Credit Reporting Act, the Gramm-Leach-Bliley Act, the Magnuson-Moss Warranty Act, the Federal Reserve Board’s Regulations B and Z, states’ adaptations of the Uniform Consumer Credit Code and of the Uniform Commercial Code, state and federal privacy laws and state motor vehicle retail installment sales acts and other similar laws. These laws, among other things, require BVAC to provide certain disclosures to applicants, prohibit misleading advertising and protect against discriminatory financing or unfair credit and collection practices. The Truth-in-Lending Act and Regulation Z promulgated thereunder require disclosure of, among other things, the payment schedule, the finance charge, the amount financed, the total of payments and the annual percentage rate charged on each retail installment contract. The Equal Credit Opportunity Act prohibits creditors from discriminating against credit applicants (including retail installment contract obligors) on the basis of specific enumerated criteria. Creditors are also required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved. The holder in due course rules of the Federal Trade Commission provide for the preservation of the consumer’s claims and defenses when a consumer obligation is assigned to a holder. Some state laws impose finance charge ceilings and other restrictions on consumer transactions and require contract disclosures in addition to those required under federal law. These requirements impose specific statutory liabilities upon creditors who fail to comply with their provisions. In some cases these provisions, if violated, could affect BVAC’s ability to enforce the contracts it purchases.

Employees
      At December 31, 2005, BVCC had a total of 101 employees on a full-time equivalent basis, consisting of both full-time and permanent part-time employees, as follows:

Bay View Acceptance Corporation	85
Bay View Capital Corporation	16

Total	101

      BVCC’s employees are not represented by any unions or covered by any collective bargaining agreements. We consider our relations with our employees to be satisfactory.
Executive Officers of the Registrant
      The following table sets forth certain information regarding our executive officers:

			Year
Name	Age	Position	Appointed

Charles G. Cooper	58	Director, President and Chief Executive Officer	2002
Prodyodth K. “PK” Chatterjee	57	Director, Executive Vice President and Director of Retail Operations, Bay View Capital Corporation and President and Chief Executive Officer, Bay View Acceptance Corporation	2004
John Okubo	52	Executive Vice President and Chief Financial Officer	2002
Sossy Soukiassian	42	Senior Vice President and General Auditor	2002
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
      Mr. Chatterjee has served as Executive Vice President and Director of Retail Operations of Bay View Capital Corporation and President and Chief Executive Officer of Bay View Acceptance Corporation since September 2004, and as a Director of Bay View Capital Corporation since May 2005. Prior to joining us, he served as Executive Vice President, Head of Consumer Lending, at AmSouth Bancorp from 1997 to 2002 and U.S. Bancorp from 1995 to 1997. Mr. Chatterjee has over 17 years of consumer lending experience and has served as a member of the Automobile Finance Committee of the Consumer Bankers Association for more than 10 years.
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

      There is no family relationship among the above officers. All executive officers serve at the discretion of the board of directors.

Item 1A.	Risk Factors
      In addition to the other information contained in this Annual Report on Form 10-K, you should carefully consider the following risk factors:
Risks Specifically Related to the Merger

GLB stockholders cannot be certain of the market value of the BVCC common stock that they will receive in the merger because the market price of BVCC common stock fluctuates.
      Upon completion of the merger, each share of GLB common stock will be converted into the right to receive 1.0873 shares of BVCC common stock. Any change in the price of BVCC common stock prior to the merger will affect the market value of the stock that a GLB stockholder will receive in the merger. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in BVCC’s businesses, operations and prospects and regulatory considerations.
      The prices of BVCC common stock and GLB common stock at the closing of the merger may vary from their respective prices on the date the merger agreement was executed, on the date of this Annual Report on Form 10-K and on the date of GLB’s special meeting. As a result, the value represented by the exchange ratio will also vary. Because the date the merger will be completed will be later than the date of GLB’s special meeting, at the time of GLB’s special meeting GLB stockholders will not know what the market value of BVCC’s common stock will be upon completion of the merger.

The ability of each of GLB and BVCC to pursue alternatives to the merger is restricted by the merger agreement.
      The merger agreement contains provisions that, subject to limited exceptions, limit GLB’s and BVCC’s ability to discuss, facilitate or enter into agreements with third parties to acquire either BVCC or GLB. In general, if either of BVCC or GLB avails itself of those limited exceptions, it will be obligated to pay the other party a break-up fee of $3.4 million plus expenses. From GLB’s perspective, these provisions could discourage a potential competing acquiror that might have an interest in acquiring GLB from proposing or considering an acquisition of GLB even if that potential acquiror were prepared to pay a higher price to GLB stockholders than the price BVCC proposes to pay under the merger agreement. From BVCC’s perspective, these provisions could preclude BVCC from entering into a business combination transaction that could offer greater benefits to BVCC and its stockholders than the merger with GLB.

GLB’s stockholders do not have the right to vote on important BVCC matters even though they will become stockholders of BVCC if the merger is consummated.
      Because GLB’s stockholders will not be stockholders of BVCC for purposes of the BVCC special meeting, GLB’s stockholders do not have the right to vote on BVCC’s proposal to sell BVAC, BVCC’s proposal to amend its certificate of incorporation to establish transfer restrictions or BVCC’s proposal to ratify an amendment to BVCC’s by-laws. GLB stockholders should carefully review these proposals before they decide how to vote on the proposal to approve the merger of GLB and BVCC.

The amount of capital BVCC brings to the merged company could be substantially reduced from the amount of BVCC’s capital at December 31, 2005.
      As of December 31, 2005, BVCC had stockholders’ equity of $70.5 million. This amount will be reduced by BVCC’s remaining expenses of merging with GLB and selling BVAC, which BVCC currently estimates will be approximately $1.6 million. BVCC’s stockholders’ equity will also be adversely affected by the operating losses BVCC is incurring in connection with the completion of its plan of partial liquidation.

Risks Related to Owning BVCC Common Stock

The combined company will be dependent on the ability of its subsidiaries to pay dividends in order to meet its obligations.
      The combined company will be a holding company and conduct almost all of its operations through its subsidiaries. The combined company will not have any significant assets other than the stock of its subsidiaries, deferred tax assets and the net proceeds from the sale of BVAC if the BVAC sale is consummated. Accordingly, the combined company will depend on the payment of dividends by its subsidiaries to meet its obligations. The combined company’s right to participate in any distribution of earnings or assets of its subsidiaries is subject to the prior claims of creditors of such subsidiaries. Under federal and state law, GBSB is limited in the amount of dividends it may pay to its parent without prior regulatory approval. Also, bank regulators have the authority to prohibit GBSB from paying dividends if the bank regulators determine that GBSB is in an unsafe or unsound condition or that the payment would be an unsafe and unsound banking practice.

Interest rate volatility could significantly harm the combined company’s business.
      The combined company’s results of operations will be affected by the monetary and fiscal policies of the federal government and the regulatory policies of governmental authorities. A significant component of the combined company’s earnings will consist of GBSB’s net interest income, which is the difference between its income from interest-earning assets, such as loans, and its expense of interest-bearing liabilities, such as deposits. A change in market interest rates could adversely affect GBSB’s earnings if market interest rates change such that the interest GBSB pays on deposits and borrowings increases faster than the interest it collects on loans and investments. Consequently, GBSB, along with other financial institutions generally, is sensitive to interest rate fluctuations.

The combined company’s results of operations will be significantly affected if its borrowers are unable to pay their loans.
      Lending money is an essential part of the banking business. However, borrowers do not always repay their loans. The risk of non-payment is affected by:

•	credit risks of a particular borrower;

•	changes in economic and industry conditions;

•	the duration of the loan; and

•	in the case of a collateralized loan, uncertainties as to the future value of the collateral.
      Generally, commercial/industrial, construction and commercial real estate loans present a greater risk of non-payment by a borrower than other types of loans. In addition, consumer loans typically have shorter terms and lower balances with higher yields compared to real estate mortgage loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.

The combined company’s financial condition and results of operations would be adversely affected if GBSB’s allowance for loan losses is not sufficient to absorb actual losses.
      There is no precise method of predicting loan losses. Excess loan losses could have a material adverse effect on GBSB’s financial condition and results of operations. GBSB attempts to maintain an appropriate allowance for loan losses to provide for estimated losses in its loan portfolio. GBSB periodically determines the amount of its allowance for loan losses based upon consideration of several factors, including:

•	a regular review of the quality, mix and size of the overall loan portfolio;

•	historical loan loss experience;

•	evaluation of non-performing loans;

•	assessment of economic conditions and their effects on GBSB’s existing portfolio; and

•	the amount and quality of collateral, including guarantees, securing loans.

The merged company’s financial condition may be adversely affected if GBSB is unable to attract sufficient deposits to fund its anticipated loan growth.
      GBSB funds its loan growth primarily through deposits. To the extent that GBSB is unable to attract and maintain sufficient levels of deposits to fund its loan growth, GBSB would be required to raise additional funds through public or private financings.

The combined company could experience significant difficulties and complications in connection with its growth and acquisition strategy.
      GLB has grown significantly over the last few years and, following the merger, may seek to continue to grow by acquiring financial institutions and branches as well as non-depository entities engaged in permissible activities for its financial institution subsidiaries. However, the market for acquisitions is highly competitive. The combined company may not be successful in identifying financial institution and branch acquisition candidates, integrating acquired institutions or preventing deposit erosion at acquired institutions or branches.
      As part of this acquisition strategy, the merged company may acquire additional banks and non-bank entities that it believes provide a strategic fit with its business. The merged company may not be successful with this strategy, and may not be able to manage this growth adequately and profitably. For example, acquiring any bank or non-bank entity will involve risks commonly associated with acquisitions, including:

•	potential exposure to unknown or contingent liabilities of banks and non-bank entities the merged company acquires;

•	exposure to potential asset quality issues of acquired banks and non-bank entities;

•	potential disruption to the merged company’s business;

•	potential diversion of the time and attention of the merged company’s management; and

•	the possible loss of key employees and customers of the banks and other businesses the merged company acquires.
      In addition to acquisitions, GBSB intends to strengthen its position in its current markets by undertaking additional de novo branch openings. Based on its experience, GBSB believes that it generally takes up to three years for new banking facilities to achieve operational profitability due to the impact of organizational and overhead expenses and the start-up phase of generating loans and deposits. To the extent that GBSB undertakes additional de novo branch openings, GBSB is likely to continue to experience the effects of higher operating expenses relative to operating income from the new banking facilities, which may have an adverse effect on GBSB’s net income, earnings per share, return on average stockholders’ equity and return on average assets.
      The combined company may encounter unforeseen expenses, as well as difficulties and complications in integrating expanded operations and new employees without disruption to its overall operations. Following each acquisition, the combined company will have to expend substantial resources to integrate the entities. The integration of non-banking entities often involves combining different industry cultures and business methodologies. The failure to integrate successfully the entities the combined company may acquire into its existing operations may adversely affect its results of operations and financial condition.

The combined company could be adversely affected by changes in the law, especially changes in the regulation of the banking industry.
      The combined company and its subsidiaries will operate in a highly regulated environment and will be subject to supervision and regulation by several governmental regulatory agencies, including the Federal Reserve Board, the Federal Deposit Insurance Corporation, which we sometimes refer to as the FDIC and the New York State Banking Department, which we sometimes refer to as the Banking Department in this Annual Report on Form 10-K. Regulations are generally intended to provide protection for depositors and customers rather than for investors. The combined company will be subject to changes in federal and state law, regulations, governmental policies, income tax laws and accounting principles. Changes in regulation could adversely affect the banking industry as a whole and could limit the combined company’s growth and the return to investors by restricting such activities as:

•	the payment of dividends;

•	mergers with or acquisitions of other institutions;

•	investments;

•	loans and interest rates;

•	the provision of securities, insurance or trust services; and

•	the types of non-deposit activities in which the combined company’s financial institution subsidiaries may engage.
      In addition, legislation or agency rulemaking may change present capital requirements, which could restrict the combined company’s activities and require the combined company to maintain additional capital.

The combined company’s results of operations could be adversely affected due to significant competition.
      The combined company may not be able to compete effectively in its markets, which could adversely affect its results of operations. The banking and financial service industry in GBSB’s market areas is highly competitive. The competitive environment is a result of:

•	changes in regulation;

•	prevailing economic conditions in the Greater Buffalo area;

•	changes in technology and product delivery systems;

•	declining population trends; and

•	the accelerated pace of consolidation among financial services providers.
      GBSB competes for loans, deposits and customers with various bank and non-bank financial service providers, many of which are larger in terms of total assets and capitalization, have greater access to the capital markets and offer a broader array of financial services than GBSB does. Competition with such institutions may cause GBSB to increase its deposit rates or decrease its interest rate spread on loans it originates.

The combined company’s anticipated future growth may require it to raise additional capital in the future, but that capital may not be available when it is needed.
      GLB and GBSB are, and the combined company will be, required by federal and state regulatory authorities to maintain adequate levels of capital to support GBSB’s operations. GLB and BVCC anticipate that the combined company’s current capital resources will satisfy its and GBSB’s capital requirements for the foreseeable future. The combined company may at some point, however, need to raise additional capital to support continued growth, both internally and through acquisitions.

      The combined company’s ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside its control, and on its financial performance. If the combined company cannot raise additional capital when needed, its ability to expand its operations through internal growth and acquisitions could be materially impaired.

Adverse economic conditions in GBSB’s market areas may adversely impact its results of operations and financial condition.
      The majority of GBSB’s business is concentrated in western New York, which in recent years has been a slower growth market than many other areas of the United States. As a result, GBSB’s loan portfolio and results of operations may be adversely affected by factors that have a significant impact on the economic conditions in this market area. The local economies of this market area in recent years have been less robust than the economy of the nation as a whole and may not be subject to the same fluctuations as the national economy. Adverse economic conditions in GBSB’s market area, including the loss of certain significant employers, could reduce its growth rate, affect its borrowers’ ability to repay their loans and generally affect GBSB’s financial condition and results of operations. Furthermore, a downturn in real estate values in GBSB’s market area could cause many of its loans to become inadequately collateralized.

Certain provisions of BVCC’s certificate of incorporation and by-laws after the merger may discourage takeovers.
      BVCC’s certificate of incorporation and by-laws after the merger contain certain anti-takeover provisions that may discourage or may make more difficult or expensive a tender offer, change in control or a takeover attempt that is opposed by BVCC’s board of directors. In particular, the certificate of incorporation and by-laws of BVCC following the merger:

•	classify its board of directors into three classes, so that stockholders elect only one-third of its board of directors each year;

•	permit stockholders to remove directors only for cause;

•	do not permit stockholders to take action except at an annual or special meeting of stockholders;

•	require stockholders to give advance notice to nominate candidates for election to the board of directors or to make stockholder proposals at a stockholders’ meeting;

•	permit the board of directors to issue, without stockholder approval unless otherwise required by law, preferred stock with such terms as its board of directors may determine; and

•	prohibit the acquisition of 5% or more of BVCC’s common stock, without the prior approval of its board of directors.
      Section 203 of the DGCL generally provides that a publicly-held Delaware corporation, such as BVCC or GLB, that has not “opted out” of coverage by this section in the prescribed manner may not engage in any business combination with an interested stockholder for a period of three years following the date that the stockholders became an interested stockholder. BVCC has opted out of Section 203 and Section 203 is not applicable to BVCC. GLB has not opted out of Section 203 and Section 203 is applicable to GLB.
      These provisions of BVCC’s certificate of incorporation and by-laws after the merger and of Delaware law could discourage potential acquisition proposals and could delay or prevent a change in control, even though a majority of the merged company’s stockholders may consider such proposals desirable. Such provisions could also make it more difficult for third parties to remove and replace the members of the merged company’s board of directors. Moreover, these provisions could diminish the opportunities for stockholders to participate in certain tender offers, including tender offers at prices above then-current market price of the merged company’s common stock, and may also inhibit increases in the trading price of the merged company’s common stock that could result from takeover attempts.

Loss of members of the combined company’s executive team could have a negative impact on its business.
      The combined company’s success is dependent, in part, on the continued service of its executive officers, including Barry M. Snyder, Chairman of the Board of GLB and Andrew W. Dorn, Jr., President and Chief Executive Officer of GLB. The loss of the services of any of these key persons could have a negative impact on the combined company’s business because of their skills, relationships in the banking community and years of industry experience, and the difficulty of promptly finding qualified successors.

If it should be ultimately determined that BVCC’s reserves for the contingent liabilities remaining from the dissolution of BVB are not adequate, it could have a material adverse effect on the combined company.
      As part of the solvent dissolution of BVB on September 30, 2003, BVCC assumed the assets and liabilities of BVB, including certain pending litigation and other contingent liabilities. BVCC has established reserves for those liabilities that have been sufficient to date. However, if BVCC’s remaining reserves were insufficient to discharge any future liabilities and contingent liabilities remaining from the dissolution of BVB, it could have a material adverse effect on the combined company.
Risks Relating to BVAC

The sale of BVAC may not occur notwithstanding the decision of BVCC’s board of directors that the sale of BVAC is in the best interests of BVCC and its stockholders.
      There are numerous conditions to the sale of BVAC, and BVCC and BVAC may not be able to satisfy these conditions. If this sale of BVAC does not occur, the merged company will continue to operate BVAC for at least the short-term future and will continue to be subject to the risks of BVAC’s business described in this section.

The purchase agreement limits BVCC’s and BVAC’s ability to pursue alternatives to the sale of BVAC.
      The purchase agreement contains provisions that, subject to limited exceptions, limit BVCC’s and BVAC’s ability to discuss, facilitate or enter into agreements with third parties to acquire BVAC. In general, if BVCC or BVAC avail themselves of these limited exceptions, BVCC will be obligated to pay AFS a break-up fee of $2.5 million, plus certain expenses. These provisions could discourage a potential competing acquirer that might have an interest in acquiring BVAC from proposing or considering the acquisition of BVAC even if that potential acquirer were prepared to pay a higher price to BVCC than the price AFS proposes to pay under the purchase agreement.

The purchase agreement restricts the activities in which BVAC may engage pending the merger.
      The purchase agreement contains provisions that, subject to limited exceptions, restrict the business activities BVAC may conduct until the sale of BVAC is completed or the purchase agreement is terminated. If BVAC were to breach any of these restrictions, it would provide AFS with the right to terminate the purchase agreement. In addition, these restrictions could prevent BVAC from engaging in business activities it might wish to pursue.

Certain indemnification obligations of BVCC under the purchase agreement survive indefinitely and are not limited in amount which could adversely affect the financial condition of the merged company.
      Although the purchase agreement, in general, limits the indemnification obligations of BVCC to $3.2 million and provides that BVCC would not be liable for breaches of its representations and warranties in the purchase agreement after 18 months have elapsed from the date of the BVAC sale, certain of BVCC’s indemnification obligations under the purchase agreement are not limited as to amount or time.

BVAC’s business is dependent upon general economic conditions.
      BVAC’s business can be adversely affected during periods of economic slowdown, when delinquencies, defaults, repossessions and losses generally increase. These periods may also be accompanied by decreased consumer demand for automobiles, and declining values of loans securing outstanding loans. In addition, during an economic slowdown or a recession, BVAC’s servicing and collection cost could increase without a corresponding increase in income.

BVAC is also subject to litigation risks.
      BVAC is a consumer finance company and, as such, is subject to various consumer claims and litigation seeking damages and statutory penalties based upon the following:

•	usury laws;

•	inaccurate disclosures;

•	wrongful repossession;

•	violations of bankruptcy stay provisions;

•	certificate of title disputes;

•	fraud;

•	breach of contract; and

•	discriminatory treatment of credit applicants.
      Some litigation against BVAC could take the form of class action complaints by consumers. BVAC may also be named as a co-defendant in lawsuits brought primarily against automobile dealers. The damages and penalties claimed by consumers could be substantial, and could have a material and adverse financial effect on BVAC.

BVAC is subject to significant government regulation, violations of which could have a material adverse effect on BVAC.
      BVAC’s business is subject to significant government regulation, supervision and licensing under various federal, state and local laws governing, among other things:

•	licensing requirements;

•	record-keeping requirements;

•	payment of fees to certain states;

•	maximum interest rates that may be charged;

•	interest rates on loans to customers serving in the military;

•	debt collection practices;

•	disclosure to customers regarding financing terms;

•	the privacy of certain consumer information; and

•	collection of debt from loan customers who have filed bankruptcy.
      BVAC believes it maintains all material licenses and permits required for its current operations and that it is in substantial compliance with all material local, state and federal regulations. The failure of BVAC or of the automobile dealers who sell contracts to BVAC to maintain all requisite licenses, and to comply with applicable regulatory requirements, could allow consumers to assert rights of rescission and other remedies that could have a material adverse effect on BVAC.

Changes in law could adversely affect BVAC.
      Any changes in the laws, rules and regulations that govern the operation of BVAC’s business could result in higher costs of compliance and otherwise adversely affect BVAC’s financial condition.

BVAC is dependent upon its ability to effect securitizations periodically.
      BVAC typically finances the purchase of contracts from automobile dealers by draws against its warehouse line of credit. BVAC then periodically pools the contracts and sells interests in the pooled portfolio to a trust that sells asset-backed securities to investors. BVAC then uses the net proceeds of the sale to the securitization trust to repay amounts outstanding under the warehouse line of credit. BVAC’s financial condition would be materially and adversely affected if its warehouse lines of credit became unavailable or it was unable to continue similar transactions in the future. In addition, the purchase agreement limits the types of securitizations in which BVAC may engage prior to closing of its sale to AFS or the termination of the merger agreement.

BVAC operates in a competitive market place.
      The indirect automobile finance industry is extremely competitive. Consumer credit for automobile purchases is available through banks, credit unions, other consumer finance companies and captive finance companies owned by automobile manufacturers and retailers. Many of these competitors are larger than BVAC and have substantially greater financial resources than BVAC. Many of BVAC’s competitors provide financing on more favorable terms to automobile purchasers or dealers than BVAC does. Certain of BVAC’s competitors also offer financing to automobile dealers which BVAC does not provide. Providers of consumer credit for automobile purchases have traditionally competed on the basis of:

•	the maintenance of favorable relationships with automobile dealers;

•	interest rates charged;

•	the quality of credit accepted;

•	the flexibility of loan terms offered; and

•	the quality of service provided.
      BVAC may not be able to continue to compete effectively in this marketplace.
Risks Relating to Tax Matters

If the transfer restrictions are not effective in preventing an ownership change from occurring, the merged company’s ability to use BVCC’s net operating loss carryforwards could be severely limited.
      Although the transfer restrictions are valid under the DGCL, there is little judicial precedent regarding the enforcement of similar transfer restrictions. Thus, a transfer could occur that would violate the transfer restrictions, and the merged company may be unable to enforce the transfer restrictions. Even if a court were to enforce the transfer restrictions, the Internal Revenue Service, or IRS, could nevertheless disagree that the transfer restrictions provided a sufficient remedy with respect to an ownership change resulting from a prohibited transfer.

The transfer restrictions may delay or prevent takeover bids by third parties and may delay or frustrate attempts by stockholders to replace management.
      The transfer restrictions on the common stock of the merged company are complex and are designed to preserve the value of its net operating loss carryforwards for the benefit of its stockholders. Any person who seeks to acquire a significant interest in the merged company will be required to negotiate with its board of directors. The transfer restrictions may also make it more difficult to effect a business combination transaction that stockholders may perceive to be favorable because of the need to negotiate with the merged company’s board of directors. The transfer restrictions could also make it more difficult for stockholders to replace current management because no single stockholder may cast votes for more than 5% of the merged company’s outstanding common stock.

The value of the net operating loss carryforwards is subject to challenge by the IRS.
      Based on the current federal corporate income tax rate of 34%, the net operating loss carryforwards could provide significant future tax savings to the merged company. However, the ability of the merged company to use these tax benefits will depend on a number of factors including:

•	the ability of the merged company to generate sufficient net income to utilize the net operating loss carryforwards;

•	the absence of a future ownership change of BVCC within the meaning of Section 382 of the Code;

•	the acceptance by the IRS of the positions taken on BVCC’s prior tax returns as to the amount and timing of its income and expenses; and

•	future changes in laws or regulations relating to the use of net operating loss carryforwards.

Item 1B.	Unresolved Staff Comments
      No written comments made by the Securities and Exchange Commission staff regarding BVCC’s filings under the Exchange Act since July 1, 2005 remain unresolved.

Item 2.	Properties
      At December 31, 2005, BVCC occupied two offices including its corporate headquarters office and had an additional two offices that it has vacated, and is subleasing, under operating lease agreements expiring at various dates through the year 2012. In most instances, these lease arrangements include options to renew or extend the lease at market rates. BVCC also owns leasehold improvements, furniture and equipment at our offices, all of which are used in its business activities.

Item 3.	Legal Proceedings
      On August 29, 2003, Financial Security Assurance Inc. (“FSA”) filed a complaint against BVCC and BVB in the United States District Court for the Southern District of New York. The complaint, as amended, alleges breaches of representations and warranties or indemnity obligations with regard to a number of loans that served as collateral for two securitizations involving BVCC and/or a former subsidiary of BVB, Bay View Franchise Mortgage Acceptance Company, that were effected in 1998 and 2000. FSA guaranteed certain payments in connection with these securitizations. BVCC vigorously denies any liability to FSA and has asserted numerous defenses to each of FSA’s claims. BVCC has also filed counterclaims against FSA.
      BVCC is also a party to various other legal actions arising in the normal course of our business.
      After consultation with counsel, BVCC does not currently expect that the resolution of these legal actions will have a material adverse effect on its consolidated financial condition, results of operations or cash flows.
      During our fiscal year ended December 31, 2005, no tax shelter penalties were assessed against us by the Internal Revenue Service.

Item 4.	Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended December 31, 2005.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      BVCC’s common stock is traded on the New York Stock Exchange under the stock symbol “BVC.” At December 31, 2005, 6,613,099 shares of BVCC’s common stock were outstanding, and held by 1,335 stockholders of record. During 2004, we distributed $7.25 per share in cash to our common stockholders — $2.50 per share on June 30, 2004, $2.50 per share on September 30, 2004 and $2.25 per share on December 31, 2004. The effect of these distributions is reflected in the following tables that set forth quarterly closing stock price activity for 2005 and 2004 as adjusted to reflect a 1-for-10 stock split effected on June 30, 2004:

	2005

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Stock price — high	$17.38	$16.24	$15.95	$18.00
Stock price — low	$15.58	$15.27	$15.32	$15.30

	2004

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Stock price — high	$24.00	$22.40	$19.75	$18.00
Stock price — low	$21.30	$20.00	$16.15	$15.31
      BVCC did not repurchase any equity securities during the three months ended December 31, 2005.

Item 6.	Selected Financial Data

	At December 31,

	2005	2004	2003	2002	2001

				Liquidation	Going Concern
Selected Balance Sheet Information(1)	Going Concern Basis			Basis	Basis

	(Dollars in thousands)
Total assets	$714,761	$427,519	$364,118	$875,545	$4,014,105
Retained interests in securitizations available-for-sale and other investment securities	20,107	22,636	28,836	38,137	98,980
Mortgage-backed securities	—	—	5,893	32,516	278,891
Loans and leases held-for-investment, net	633,621	252,863	—	—	2,326,787
Loans and leases held-for-sale	—	75,923	177,948	311,014	40,608
Investment in operating lease assets, net	—	10,041	66,657	191,005	339,349
Intangible assets	1,846	1,846	1,846	—	123,573
Deposits	—	—	—	224,189	3,234,927
Borrowings	621,295	300,650	179,060	61,969	287,168
Capital Securities(2)	—	—	—	90,000	90,000
Net assets in liquidation	—	—	—	410,064	—
Stockholders’ equity	70,515	104,193	155,932	—	336,187

			For the Three	For the Nine	For the Three	For the Nine
	For the Year	For the Year	Months	Months	Months	Months	For the Year
	Ended	Ended	Ended	Ended	Ended	Ended	Ended
Selected Results of Operations	December 31,	December 31,	December 31,	September 30,	December 31,	September 30,	December 31,
Information(1)	2005	2004	2003	2003	2002	2002	2001

	Going Concern Basis			Liquidation Basis		Going Concern Basis

	(Dollars in thousands, except per share amounts)
Interest income	$40,253	$22,609	$4,936	$17,951	$17,247	$145,239	$302,745
Interest expense	(22,617)	(8,845)	(3,612)	(8,411)	(10,001)	(60,068)	(180,497)

Net interest income	17,636	13,764	1,324	9,540	7,246	85,171	122,248
Provision for credit losses	(7,947)	(1,612)	—	—	—	(10,700)	(71,890)
Leasing income	4,800	12,941	6,907	32,578	14,639	56,188	92,305
Gain (loss) on sales of assets and liabilities, net	(1,247)	(1,887)	842	787	81	18,625	(10,547)
Other income, net	3,449	5,985	2,586	3,722	3,600	16,752	25,411
General and administrative expenses	(27,395)	(25,211)	(5,747)	(26,338)	(17,697)	(106,101)	(155,287)
Restructuring charges	—	—	—	—	—	—	(6,935)
Revaluation of franchise-related assets	—	—	—	—	—	—	(70,146)
Leasing expense	(739)	(9,163)	(5,938)	(24,421)	(10,854)	(43,984)	(86,120)
Real estate operations, net	(485)	(1,255)	(831)	(463)	(397)	(1,222)	(5,021)
Amortization of intangible assets	—	—	—	—	—	(993)	(11,280)

Income (loss) before income tax expense (benefit)	(11,928)	(6,438)	(857)	(4,595)	(3,382)	13,736	(177,262)
Adjustment for liquidation basis accounting	—	—	—	(5,995)	(2,761)	266,510	—
Income tax (expense) benefit	(22,522)	2,526	184	6,252	4,886	(181,792)	85,866
Dividends on Capital Securities(3)	—	—	—	—	(2,742)	(7,873)	(9,774)
Cumulative effect of change in accounting principle	—	—	—	—	—	(18,920)	—

Net income (loss) and changes in net assets in liquidation	$(34,450)	$(3,912)	$(673)	$(4,338)	$(3,999)	$71,661	$(101,170)

Earnings (loss) per diluted share(4)	$(5.22)	$(0.59)	$(0.10)	N/A	N/A	$11.35	$(19.89)
Cash distributions per share(4)	$—	$7.25	$40.00	$—	$—	$—	$—

	At and For the Year Ended December 31,

	2005	2004	2003	2002	2001

					Going
				Liquidation	Concern
Selected Other Information(1)	Going Concern Basis			Basis	Basis

		(Dollars in thousands, except per share
		amounts)
Net interest margin	3.21%	4.41%	2.71%	N/A	3.18%
Book value per share(4)	$10.66	$15.80	$23.71	N/A	$53.72
Nonperforming assets	$1,667	$4,742	$7,133	$27,268	$89,817
Ratio of nonperforming assets to total assets	0.23%	1.12%	1.96%	3.11%	2.24%

(1)	The financial statements for the periods from September 30, 2002 through September 30, 2003 have been prepared using liquidation basis accounting.

(2)	Effective December 31, 2003, BVCC adopted FASB Financial Interpretation No. 46, “Consolidation of Variable Interest Entities, as revised,” and, accordingly, deconsolidated Bay View Capital I. As a result, as of December 31, 2003, the 9.76% Capital Securities of Bay View Capital I are no longer reflected on the Company’s Consolidated Statement of Financial Condition while BVCC’s underlying 9.76% Junior Subordinated Deferrable Interest Debentures, which were acquired by Bay View Capital I, are reflected as borrowings of BVCC.

(3)	Effective July 1, 2003, BVCC adopted Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Year-to-date dividend expense on the Capital Securities is now reflected in interest on borrowings. SFAS No. 150 does not allow for prior year restatements.

(4)	Adjusted to retroactively reflect a 1-for-10 reverse stock split effective June 30, 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
Liquidation of Bay View Bank
      On October 3, 2002, we adopted a Plan of Dissolution and Stockholder Liquidity (the “Original Plan”). The Original Plan contemplated that we, under applicable provisions of the Delaware General Corporation Law, would dispose of all of our assets, including all of the assets of Bay View Bank, N.A. (“BVB”); pay all of our debts and liabilities and make reasonable provision for any contingent liabilities; distribute the remaining proceeds from our asset sales to our stockholders; and dissolve. As a result of the adoption of the Original Plan, we adopted liquidation basis accounting effective September 30, 2002.
      During the fourth quarter of 2003, our Board amended the Original Plan to become a plan of partial liquidation (the “Amended Plan”) under which we are completing the liquidation of the assets and the satisfaction of the liabilities of BVB remaining after BVB’s September 30, 2003 dissolution, distributed a major portion of the proceeds to our stockholders through a series of cash distributions, and continue to operate BVAC. When we adopted the Amended Plan, we discontinued our use of liquidation basis accounting and re-adopted going concern basis accounting effective October 1, 2003. With BVB’s dissolution on September 30, 2003, its remaining assets and liabilities were transferred to us, as BVB’s sole stockholder, and we ceased to be a bank holding company and, along with our subsidiaries, were no longer subject to supervision, examination and regulation by the Board of Governors of the Federal Reserve System (the “FRB”), the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation.
      Among the factors considered by our Board in deciding to engage in a partial liquidation rather than a complete liquidation were:

•	Adverse market conditions in the auto finance sector, which caused our Board to conclude that the near-term sale of BVAC to a third party, or distribution of the stock of BVAC to our stockholders, as contemplated by the Original Plan, would not be the best method of maximizing stockholder value;

•	The opportunity to obtain greater corporate and financial flexibility than we would have if we were operating as a dissolving corporation; and

•	A determination that our remaining tax net operating loss carryforwards could be more fully utilized by continuing to operate BVAC beyond the third quarter of 2005.
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
      At December 31, 2005, we had assets of $714.8 million, liabilities of $644.3 million and stockholders’ equity of $70.5 million.
Auto Finance
      BVAC is a Southern California-based auto finance company engaged in the indirect financing of automobile purchases by individuals. Of the auto contracts BVAC purchased in 2005, 91% were originated by manufacturer-franchised dealerships and the remaining 9% were originated by independent dealerships; 40% were contracts on new vehicles and 60% were contracts on used vehicles. BVAC purchases auto contracts from approximately 7,000 automobile dealers in 32 states with limited recourse to the dealer.

      BVAC has historically positioned itself in the market as a premium priced lender for well-qualified borrowers seeking extended-term financing and/or higher advance rates than those generally offered by traditional lenders. This strategy has enabled BVAC to establish a loyal dealership network by satisfying a unique niche within the indirect auto finance market that large commercial banks and captive finance companies have not served well. BVAC has leveraged this established reputation with its dealers to broaden its array of auto financing programs available to prime credit quality borrowers.
      BVAC places a strong emphasis on borrower stability, credit quality and debt serviceability. With Fair, Isaac & Co., or “FICO,” credit scores that averaged 736 in 2005, BVAC’s borrower base is largely comprised of prime credit quality borrowers. BVAC currently offers financing terms to 96 months and typically finances an amount in excess of a dealer’s wholesale value of a vehicle. During 2005, the term to maturity on auto contracts purchased by BVAC averaged 79 months and the loan-to-value ratio averaged 120%. The average loan amount financed by BVAC in 2005 was $23,800.
      Since the liquidation of BVB, BVAC has operated as an independent finance company, rather than a portfolio-lending unit of BVB, purchasing auto contracts primarily for sale or securitization and servicing these auto contracts. BVAC utilizes a revolving warehouse credit facility to fund its purchases of contracts, and periodically sells or securitizes a portion of its auto contracts in order to pay down the facility and maintain available borrowing capacity. At December 31, 2005, BVAC had $99.7 million outstanding under this credit facility. BVAC retains the servicing obligation on the contracts that it sells or securitizes which provides us with a source of fee income over the life of the contracts.
      BVAC’s headquarters and operations center are located in Covina, California. The operations center manages the underwriting of contracts and supports its dealer relationships. It also houses BVAC’s servicing and collections activities involving more than 38,000 accounts representing $765.5 million of managed contracts as of December 31, 2005. In 2004, BVAC completed a geographical expansion that was initiated in late 2002, expanding into a total of 32 states from its established presence in 17 states, primarily in the West, Midwest and Florida. In 2003, BVAC entered seven Mid-Atlantic states including Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina, Tennessee and Virginia. In 2004, BVAC entered eight additional states including Alabama, Connecticut, Delaware, Kansas, Kentucky, Massachusetts, New Hampshire and Oklahoma.
Critical Accounting Policies
      We have identified the most critical accounting policies upon which our financial status depends. We determined the critical policies by considering accounting principles that involve the most complex or subjective decisions or assessments. We have identified our most critical accounting policies to be those related to our securitization transactions and retained interests in securitizations, allowance for credit losses, income taxes and derivative instruments.

Going Concern vs. Liquidation Basis Accounting
      For the period September 30, 2002 through September 30, 2003, we used liquidation basis accounting under which assets were carried at estimated net realizable values and all estimated future liabilities associated with carrying out the Original Plan were accrued. Future revenues and expenses of an operating nature were recognized in income and expense when realized.
      With our adoption of the Amended Plan, we discontinued our use of liquidation basis accounting and re-adopted going concern basis accounting, and reestablished our stockholders’ equity effective October 1, 2003. In connection with our re-adoption of going concern basis accounting, we recognized $0.7 million of pre-tax expense and $1.1 million of additions to stockholders’ equity, and recorded the following adjustments:

•	Goodwill: Reestablished the $1.8 million of goodwill related to our acquisition of BVAC’s predecessor entity, CTL, Inc., that existed prior to our adoption of liquidation basis accounting;

•	Premium on investment in BVAC: Reversed $10.0 million of premium over the book value of BVAC, which was recorded as deferred gain under liquidation basis accounting, and restored the historical cost basis in our equity investment in BVAC;

•	Auto contracts: Reversed unrealized gains that were recorded under liquidation basis accounting and restored the lower of cost or market valuation;

•	Mortgage-backed securities: Restored fair value accounting for these available-for-sale securities;

•	Accrued liabilities: Reversed $1.7 million of accruals related to certain severance and occupancy costs that were recorded under liquidation basis accounting and adopted Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Disposal Activities”; and

•	Stockholders’ equity: Restored stockholders’ equity as of October 1, 2003.
      See Note 3 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies — Liquidation Basis,” at Item 8. “Financial Statements and Supplementary Data” for further discussion of the significant accounting policies that were applicable, under liquidation basis accounting, during the period September 30, 2002 through September 30, 2003.

Securitization Transactions and Retained Interests in Securitizations
      BVAC purchases auto contracts with the intention of repackaging them as securitizations. All such securitizations have involved the identification of specific auto contracts, the sale of those contracts (and the associated rights) to a special purpose subsidiary of BVAC, and issuance of asset-backed securities to fund the transactions. Depending upon the structure of the securitization, the transaction may be accounted for as a sale or as a secured financing.
      Prior to 2005, BVCC structured these transactions as sales in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” For transactions structured as sales, the sold auto contracts were removed from BVCC’s consolidated statements of financial condition, the asset-backed securities did not appear as debt of BVCC and BVCC recognized a gain on the sale of the auto contracts to the trusts. Gains or losses on the securitizations and/or sales of loans are recorded in earnings at the time of the transaction when control over the loans is surrendered and consideration other than beneficial interests in the loans is received. The gain or loss represents the difference between the sum of sale proceeds, net of transaction costs and cash deposited into a securitization trust account, in order to enhance the credit rating of the asset-backed securities, and the sum of BVCC’s net carrying value of the auto contracts and the present value of future excess cash flow anticipated to be distributed to BVCC by the trust over the life of the asset-backed securities. The present value of the anticipated future excess cash flow is an asset which is referred to as a “retained interest” in the securitization.
      These estimated future cash flows, which are comprised of interest income received on the auto contracts less interest paid to investors in the asset-backed securities, credit losses, servicing fees and trust expenses, are initially retained by the trust to build the trust cash account to pre-designated levels and provide further credit enhancement. Once the pre-designated levels of cash are attained, the trust distributes the excess cash flow to BVAC. In recording the gain on sale and the retained interest, BVCC has made assumptions in calculating the present value of the future excess cash flow anticipated to be distributed to BVAC by the trust over the life of the asset-backed securities.
      BVAC designates retained interests as available-for-sale and carries them at fair value. Unrealized gains and losses on retained interests that are deemed to be temporary are reported in other comprehensive income or loss, net of tax. For retained interests that have experienced a decline in fair value below their amortized cost basis and for which the decline in fair value has been determined to be other-than-temporary, the cost basis of the retained interest is written down to fair value as the new cost basis and the writedown is charged to earnings. BVCC recorded other-than-temporary impairment charges related to retained interests in securitiza-

tions of $222 thousand in 2005. There were no impairment charges related to retained interests in securitizations during 2004 and 2003.
      BVCC’s retained interests are subordinate to investor interests in the related asset-backed securities and their value is subject to credit and prepayment risks in the pool of underlying auto contracts. BVCC is not aware of an active secondary market for its retained interests and, accordingly, estimates the fair value of its retained interests by calculating the present value of the future excess cash flow anticipated to be received, using management’s best estimates of key valuation assumptions, including credit losses, prepayment speeds and discount rates commensurate with the underlying risks in the anticipated future cash flow. Changes in these assumptions due to differing actual experience or market conditions could affect the value of our retained interests.
      The following table sets forth the significant assumptions used in the valuation of BVCC’s retained interests as of December 31, 2005:

Weighted-average discount rate	10.0%
Range of projected annual credit losses, net	1.45% - 1.65%
Range of projected cumulative credit losses	2.31% - 2.44%
Prepayment speed	1.35 - 1.50 ABS
      Changes in the above assumptions due to differing actual experience or market conditions could affect the value of our retained interests.
      During 2005, BVAC completed three auto contract securitizations. Under the terms of these transactions, BVAC retained certain rights that resulted in its maintaining control over the transferred receivables and, in accordance with provisions of SFAS No. 140, BVCC has accounted for these transactions as secured financings. For securitizations treated as secured financings, the auto contracts are retained on the consolidated statement of financial condition and the securities issued to finance the contracts are recorded as securitization notes payable. BVCC records interest income on the securitized contracts and interest expense on the notes issued through the securitized transactions, and records as expense a provision for credit losses on the auto contracts receivable. See Note 10 to the Consolidated Financial Statements, “Securitization Notes Payable,” at Item 8. “Financial Statements and Supplementary Data” for additional information on the related auto receivable-backed notes.

Allowance for Credit Losses
      The allowance for credit losses on auto contracts held-for-investment is established through a provision charged to expense and maintained at a level that BVCC believes is sufficient to cover estimated probable losses in this loan portfolio. BVCC considers BVAC’s portfolio of auto contracts receivable to be comprised of relatively small balance, homogeneous receivables and, accordingly, determines its allowance for credit losses in accordance with SFAS No. 5, “Accounting for Contingencies.” The allowance for credit losses is evaluated and adjusted on a quarterly basis.
      In determining the level of the allowance for credit losses, BVCC evaluates BVAC’s auto contracts held-for-investment using two methodologies. The first methodology is based upon an analysis of BVAC’s historical loss experience using a “vintage” analysis of its past purchases of auto contracts from which BVAC predicts probable losses that are inherent in its portfolio of auto contracts held-for-investment. Under this method, BVAC’s historical credit loss experience is stratified by quarter and correlated with the related auto contracts that have been similarly stratified by the number of quarters that have elapsed since date of purchase. This credit loss data is derived from “static pool” information that has been internally collected on the historical loss experience of BVAC’s portfolio of managed auto contracts. BVAC defines managed auto contracts as the sum of its warehouse inventory of auto contracts receivable plus auto contracts that have been securitized and/or sold with servicing retained by BVAC. BVCC also uses a second method for evaluating the sufficiency of the allowance for credit losses. This second method, a “roll rate” analysis, projects the migration of quarter-end auto contracts held-for-investment from current payment status through 30-, 60- and 90-day delinquent status to charge-off and correlates this projection with loss reserve factors.

      These methodologies incorporate quantitative as well as qualitative factors, including historical loss experience changes in underwriting practices, changes in the credit quality of contracts and an assessment of economic conditions.

Income Taxes
      BVCC files consolidated federal income tax returns in which its taxable income or loss is combined with that of its subsidiaries. Consolidated, combined and separate company state tax returns are filed in certain states, as applicable, including California. Each subsidiary’s share of income tax expense (benefit) is based on the amount that would be payable (receivable) if separate returns were filed.
      BVCC’s income tax provisions are based upon income taxes payable for the current period as well as current period changes in deferred income taxes. Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory income tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred income taxes for a change in tax rates is recognized through the provision for income taxes during the period of enactment. BVCC measures deferred tax assets using the enacted tax rate expected to apply to carryforwards and temporary differences in the periods they are expected to reverse. Under SFAS No. 109, a valuation allowance must be recognized on deferred tax assets if, based upon the weight of available evidence, it is more likely than not that some or all of the assets may not be realized.
      At December 31, 2005 and 2004, BVCC had recorded estimates of contingent tax liabilities of $4.4 million and $4.2 million, respectively. If and when these current tax liabilities are ultimately paid, there could be a significant impact on the cash flows or liquidity of BVCC.

Derivative Instruments
      BVCC uses derivative instruments to reduce its exposure to interest rate risk embedded in BVAC’s fixed-rate auto contracts which are funded by floating-rate financing. Rising interest rates reduce the net interest spread produced by BVAC’s auto contracts, a primary component of BVCC’s profitability, as well as the economic value of BVAC’s inventory of auto contracts. Additionally, under the terms of its warehouse credit facility, the indenture trustee maintains derivative instruments to provide interest rate risk protection to BVAC’s lenders. BVCC accounts for these derivative instruments in accordance with SFAS No. 133, “Accounting for Derivatives and Hedging Activities.”
      SFAS No. 133 establishes accounting and reporting standards for derivative instruments and requires that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the statement of financial condition as either an asset or liability measured at its fair value. SFAS No. 133 further dictates that the accounting treatment for gains or losses from changes in the derivative instrument’s fair value is contingent on whether the derivative instrument qualifies as a hedge under the standard. Derivative instruments must qualify and be designated as hedges upon their inception and must be effective in substantially reducing the risk arising from the asset or liability identified as exposing BVCC to risk throughout the hedge period in order to receive hedge accounting treatment. To qualify as hedges, among other things, derivative instruments must be linked to specific assets or liabilities or pools of similar assets or liabilities. If the derivative instrument does not qualify as a hedge, the gains or losses are reported in the consolidated statement of operations when they occur. If the derivative instrument qualifies and is designated as a hedge under the standard, depending on the type of risk being hedged, the gains and losses are either reported in the consolidated statement of operations, offsetting the fair value change in the hedged item, or reported as accumulated other comprehensive income in the equity section of the consolidated statement of financial condition. If a hedged asset or liability is sold or paid off before maturity of the hedging derivative, the derivative is closed out or settled, and any net settlement amount upon the close-out or termination of the derivative is recognized in earnings. The standard requires that an entity formally document, designate and assess the effectiveness of transactions that receive hedge accounting.
      BVCC’s derivative instruments outstanding at December 31, 2005 and 2004 were comprised of interest rate swap contracts and interest rate caps. The interest rate swap contracts are used to reduce our exposure to interest rate risk. The interest rate caps are required under the terms of BVAC’s warehouse credit facility and maintained by the indenture trustee, as discussed above. In accordance with SFAS No. 133, these derivative instruments are accounted for as assets or liabilities and recorded at fair value. Because these derivatives were not formally designated as hedges, which is required to use hedge accounting, changes in fair values are charged or credited to earnings.
      Prior to its re-adoption of going concern basis accounting, BVCC accounted for changes in the market value of derivative instruments using liquidation basis accounting. Changes in the market value of these derivative instruments were reflected in BVCC’s consolidated statements of changes in net assets in liquidation under pre-tax loss from operations, while offsetting changes in the market value of underlying auto contracts were included in changes in estimated values of assets and liabilities. Refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk — Asset/ Liability Management” for further comments about BVCC’s use of derivative instruments.
Accounting Changes and Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payments,” which revised SFAS No. 123 and superseded APB No. 25. SFAS No. 123R requires that the cost of employee services received in exchange for an award of equity instruments, such as stock options or restricted stock, be measured based on the fair value of the award on the grant date and recognized in the statement of income over the vesting period of the award. Securities and Exchange Commission (“SEC”) registrants were originally required to adopt SFAS No. 123R’s provisions at the beginning of their first interim period after June 15, 2005. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 to provide its view on the valuation of share-based payment arrangement for public companies. In April 2005, the SEC announced that registrants could delay adoption of SFAS No. 123R until the first fiscal year beginning after September 2005. During 2005, the FASB issued FASB Staff Position (“FSP”) FAS 123R-1, FSP FAS 123R-2 and FSP FAS 123-3 which amend the guidance in SFAS No. 123R for freestanding financial instruments issued in exchange for employee services, practical accommodation to the application of grant date and transition election related to the tax effects of share-based payment awards, respectively. BVCC will adopt the standard as required beginning January 1, 2006 using the modified prospective method of adoption. Under the modified prospective method, the requirements of SFAS No. 123R are applied to all new share-based awards granted after December 31, 2005, and compensation cost for unvested awards outstanding at December 31, 2005 is recognized over the remaining vesting period based upon the grant-date fair value of the award. BVCC estimates that the adoption of SFAS No. 123R will result in approximately $200 thousand of additional expense for the year ending December 31, 2006, assuming no new option grants. The estimated additional expense is based on unamortized expense relating to current outstanding options granted prior to our implementation of SFAS No. 123R that are expected to vest subsequent to December 31, 2005.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior period’s financial statements of changes in accounting principle. Retrospective application is defined as the application of a different accounting principle to prior accounting periods as if that principle had always been used, or as the adjustment of previously issued financial statements to reflect a change in reporting entity. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. BVCC does not expect the adoption of SFAS No. 154 to have a material impact on our financial condition, results of operations or cash flows.
      In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This staff position reflects the latest changes to the FASB Emerging Issues Task Force (“EITF”) 03-01, which we adopted in December 2003.

EITF 03-01 included certain disclosures regarding quantitative and qualitative disclosures for investment securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” that are impaired at the balance sheet date, but an other-than-temporary impairment has not been recognized. FSP FAS 115-1 and FAS 124-1 codifies the guidance set forth in EITF Topic D-44 and clarifies that an investor should recognize an impairment no later than when the impairment is considered other-than-temporary, even if a decision to sell has not been made. The guidance in this FSP should be applied to reporting periods beginning after December 15, 2005. BVCC has determined that FSP FAS 115-1 and FAS 124-1 will not have a material impact on our financial condition, results of operations or cash flows.
      In December 2005, the FASB issued FSP SOP 94-6-1, “Terms of Loan Products That May Give Rise to a Concentration of Credit Risk.” This staff position focuses on disclosures for loan products whose terms may give rise to a concentration of credit risk. The guidance relative to concentration of credit risk is effective for interim and annual periods ending after December 19, 2005. An entity should provide the disclosures required by SFAS No. 107, “Disclosures about Fair Value of Financial Statements,” for loan products that are determined to represent a concentration of credit risk in accordance with FSP SOP 94-6-1. BVCC has determined that FSP SOP 94-6-1 will not have a material impact on our financial condition, results of operations or cash flows.
Results of Operations
      From September 30, 2002 through September 30, 2003, we reported our results under liquidation basis accounting under which we reported the value of, and the changes in, net assets available for distribution to stockholders (“net assets in liquidation”) instead of results from continuing operations. As discussed above, we discontinued the use of liquidation basis accounting and re-adopted going concern basis accounting effective October 1, 2003. Accordingly, our financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005 and 2004 and the three months ended December 31, 2003 have been prepared under going concern basis accounting while reporting periods from January 1, 2003 through September 30, 2003 have been prepared under liquidation basis accounting. The following discussion of our results of operations for reporting periods for which our financial statements have been prepared under going concern basis accounting are presented independently from the discussion of our results of operations for which our financial statements have been prepared under liquidation basis accounting.
      Under liquidation basis accounting, the Consolidated Statement of Operations and Comprehensive Loss was replaced with the Consolidated Statement of Changes in Net Assets in Liquidation. As a result, we are providing, in Item 8. “Financial Statements and Supplementary Data.”

•	Consolidated Statements of Financial Condition as of December 31, 2005 and 2004,

•	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2005 and 2004 and the three months ended December 31, 2003, and

•	Consolidated Statements of Changes in Net Assets in Liquidation for the nine months ended September 30, 2003.
Going Concern Basis
Results of Operations — Years ended December 31, 2005 and 2004
      Our consolidated net loss for the year ended December 31, 2005 was $34.5 million, or $5.22 per diluted share, compared to a net loss of $3.9 million, or $0.59 per diluted share, for the year ended December 31, 2004.
      As discussed in additional detail under “Income Taxes,” we recorded a charge to earnings of $25.3 million in the fourth quarter of 2005 to establish a full valuation allowance on our net deferred tax assets of $46.8 million at December 31, 2005.

      Results for the year ended December 31, 2005 included record loan production by BVAC and increased net interest income. However, leasing income declined due to the continued runoff of our liquidating auto lease portfolio and general and administrative expense increased due primarily to higher legal and professional fees, including costs related to merger and sale activities and increased liquidation expense. Our provision for credit losses increased to $7.9 million for the year ended December 31, 2005 from $1.6 million for the year ended December 31, 2004 primarily to support our growing portfolio of auto contracts held-for-investment.

Net Interest Income and Net Interest Margin
      Net interest income represents the difference between interest income earned on auto contracts receivable and other interest-earning assets and interest expense paid on borrowings and other funding sources, and is our principal source of revenue. Net interest rate spread is the difference between the average yield on our interest-earning assets and the average rate on our interest-bearing liabilities. Net interest margin represents net interest income expressed as a percentage of average interest-earning assets.
      Net interest income, net interest margin and average interest-earning assets at December 31, 2005 were $17.6 million, 3.21% and $553.0 million, respectively. Net interest income, net interest margin and average interest-earning assets for the year ended December 31, 2004 were $13.8 million, 4.41% and $312.4 million, respectively.
      The increase in net interest income for the year ended December 31, 2005 compared to the same period in 2004 was attributable to an increase in average interest-earning assets due to the record volume of loan purchases. In addition, net interest income for the year ended December 31, 2005 reflected the elimination of interest expense from the $22.0 million of 9.76% Cumulative Capital Securities that were redeemed in mid-2004. Although net interest income expanded, net interest margin decreased as short-term, floating-rate funding costs on BVAC’s warehouse credit facility rose more rapidly than intermediate-term yields on purchased auto contracts. At December 31, 2005, the spread between the yields on one-month and three-year U.S. Treasury securities narrowed to 36 basis points from 136 basis points at December 31, 2004. For the year ended December 31, 2004, our net interest margin was enhanced by significant cash flow from monetization of our liquidating auto lease portfolio. This monetization reduced our need to borrow in order to fund purchases of auto contracts, reducing related interest expense.

      The following table sets forth average outstanding balances of assets and liabilities, interest income and expense, and average yields on our interest-earning assets and the average cost of our borrowings for the years ended December 31, 2005 and 2004:

	Average Balances, Yields and Rates

	For the Year Ended December 31, 2005			For the Year Ended December 31, 2004

	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Assets
Interest-earning assets:
Restricted cash and other short-term investments	$36,102	$1,756	4.80%	$33,640	$516	1.53%
Retained interests in securitizations	21,225	1,948	9.18	26,622	2,345	8.81
Mortgage-backed and other securities	—	—	—	742	48	6.47
Auto installment contracts and other loans receivable	223,920	17,913	8.01	251,380	19,700	7.83
Securitized auto installment contracts	271,751	18,636	6.85	—	—	—

Total interest-earning assets	552,998	40,253	7.27%	312,384	22,609	7.23%

Other assets	51,271			81,554

Total assets	$604,269			$393,938

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Warehouse credit facility and other borrowings	$223,126	10,242	4.53%	$215,775	5,647	2.58%
Interest rate swap (income) expense	—	(62)	—	—	1,995	—

Warehouse credit facility, other borrowings and swaps	223,126	10,180	4.50	215,775	7,642	3.50
Junior Subordinated Deferrable Interest Debentures	—	—	—	12,256	1,203	9.77
Securitization notes payable	260,273	12,437	4.79	—	—	—

Total interest-bearing liabilities	483,399	22,617	4.65%	228,031	8,845	3.84%

Other liabilities	17,061			35,629

Total liabilities	500,460			263,660
Stockholders’ equity	103,809			130,278

Total liabilities and stockholders’ equity	$604,269			$393,938

Net interest income/net interest rate spread		$17,636	2.62%		$13,764	3.39%

Net interest-earning assets	$69,599			$84,353

Net interest margin			3.21%			4.41%

Provision for Credit Losses
      An allowance for credit losses on our auto contracts held-for-investment is established through the provision for credit losses. At December 31, 2005 and 2004, BVAC had $633.6 million and $252.9 million, respectively, of auto contracts designated as held-for-investment. Our provision for credit losses totaled

$7.9 million and $1.6 million, respectively, for the years ended December 31, 2005 and 2004. The increases in provision expense and related increases in allowance for credit losses reflected both the continued growth and seasoning of our portfolio of auto contracts. In addition, a change in the federal bankruptcy laws, which made it more difficult for debtors to have debts discharged under Chapter 7 filings, produced an increase in bankruptcy filings prior to the change in law and increased BVAC’s bankruptcy-related loan losses in the fourth quarter of 2005. See “Balance Sheet Analysis — Allowance for Credit Losses” for related information on BVAC’s allowance for credit losses on auto contracts held-for-investment.

Noninterest Income
      Noninterest income was $7.0 million for the year ended December 31, 2005, compared to $17.0 million for the year ended December 31, 2004. The decrease in noninterest income for 2005 was largely due to decreased leasing and loan servicing income. The decrease in leasing income was a direct result of the runoff of our auto lease portfolio, offset, in part, by favorable experience on the disposition of vehicles coming off lease during 2005. We ceased purchasing auto leases in June 2000, and the portfolio was fully liquidated at December 31, 2005. For the years ended December 31, 2005 and 2004, we liquidated $10.0 million and $56.6 million of auto leases, respectively.
      As discussed in additional detail in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk — Asset/ Liability Management,” we employ derivative instruments primarily to protect the value of BVAC’s fixed-rate auto contracts from rising interest rates. Our strategy is to protect the economic value of these auto contracts rather than the accounting values. We account for changes in the market value of our derivative instruments as prescribed by SFAS No. 133. Our derivative instruments are not treated as designated hedge instruments under SFAS No. 133 and are, accordingly, carried at fair value, with changes in such fair value charged or credited to earnings. Our use of fair value accounting for our derivative instruments has resulted in certain fluctuations in noninterest income. During 2005 and 2004, we recorded $1.2 million and $1.4 million, respectively, of net gains on our derivative instruments, reflecting the increase in intermediate-term rates that occurred during this period. Future changes in interest rates could continue to produce fluctuations in the fair value of our derivatives and, therefore, the level of our noninterest income.

Noninterest Expense
      Noninterest expense was $28.6 million for the year ended December 31, 2005 compared to $35.6 million for the year ended December 31, 2004. For 2005, our noninterest expense included $27.4 million of general and administrative expense, $0.7 million of leasing expense and $0.5 million of real estate owned expense. For 2004, noninterest expense included $25.2 million of general and administrative expense, $9.2 million of leasing expense and $1.2 million of real estate owned expense.
      The following table sets forth the ratio of our general and administrative expenses to average managed assets, including auto-related securitized assets, for the periods indicated:

	For the Year Ended

	December 31,	December 31,
	2005	2004

	(Dollars in thousands)
General and administrative expenses	$27,395	$25,211
Average managed assets, including auto-related securitized assets	$792,560	$709,735
General and administrative expense to average managed assets, including auto-related securitized assets	3.46%	3.55%

      The increase in general and administrative expense for the year ended December 31, 2005, compared to the same period in 2004, was primarily due to additional liquidation expense and higher professional and legal services expense in 2005, including costs attributable to the proposed merger with GLB and sale of BVAC to AFS. These increases in expense were partially offset by higher capitalized fees and costs directly related to higher loan production volume, lower compensation and benefits due to planned attrition and decreased occupancy and equipment expense.

      Liquidation of the last of our auto lease portfolio was completed in the fourth quarter of 2005. Throughout 2005 and 2004, our leasing expense declined in line with the runoff of the balance of the remaining portfolio. Because our auto leases were accounted for as operating leases, the corresponding leased vehicles were capitalized and depreciated to their estimated residual values over their lease terms. This depreciation expense is included in leasing expense, along with the amortization of capitalized initial direct lease costs and lease impairment charges.

Income Taxes
      We recorded income tax expense of $22.5 million and income tax benefit of $2.5 million for the years ended December 31, 2005 and 2004, respectively. As a result of our consolidated pre-tax loss of $11.9 million for the year ended December 31, 2005 and in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” we concluded that net deferred tax assets of $46.8 million should be fully reserved at December 31, 2005. With $21.5 million of previously established valuation allowance, we recorded a charge to earnings of $25.3 million in the fourth quarter of 2005 to establish a full valuation allowance on our net deferred tax assets at December 31, 2005. Under SFAS No. 109, a valuation allowance must be recognized on deferred tax assets if, based upon the weight of available evidence, it is more likely than not that some or all of the assets may not be realized. The realization of deferred tax assets is dependent on the generation of future taxable income and, given our history of recent losses, management made a judgment that a full valuation allowance was prudent at this time.
      In reaching this conclusion, we did not take into consideration the future taxable income that may arise from the previously announced pending sale of BVAC to AFS and the pending merger with GLB. The establishment of the full valuation allowance does not affect our net operating loss carryforwards, which totaled $143.4 million at December 31, 2005, and remain available to offset future taxable income. Upon consummation of the merger, the carrying value of the deferred tax assets will be reevaluated as part of purchase accounting based on estimates of the future taxable income of the combined company.
      The effective tax rate used in computing income taxes for the years ended December 31, 2005 and 2004 was (188.8)% and 39.2%, respectively. Our 2005 tax rate differed from the 34% federal statutory rate due to the establishment of the full valuation allowance on net deferred tax assets, the effect of state income and franchise taxes, and nondeductible merger-related expenses. Our 2004 effective tax rate differed from the 35% federal statutory rate due primarily to the effect of state income and franchise taxes.
Results of Operations — Three Months ended December 31, 2003
      Our net loss for the three months ended December 31, 2003, including net adjustments required to readopt going concern basis accounting effective October 1, 2003, totaled $0.7 million, or $0.10 per diluted share, and consisted of income from ongoing operations of BVAC totaling $0.8 million offset by a net loss of $1.5 million from our liquidating activities.
      As discussed under “Critical Accounting Policies — Going Concern vs. Liquidation Basis Accounting,” in connection with our re-adoption of going concern basis accounting, we recognized $0.7 million of pre-tax expense and $1.1 million of additions to stockholders’ equity in the three months ended December 31, 2003.

Net Interest Income
      For the three months ended December 31, 2003, interest income was $4.9 million and the average yield on interest-earning assets was 4.56% while interest expense on our borrowings was $3.6 million and the average cost of borrowings, largely comprised of interest on our 9.76% Junior Subordinated Deferrable Interest Debentures (the “Junior Debentures”), was 11.20%. The negative interest rate spread for the quarter, the difference between the yield on interest-earning assets and the cost of our borrowings, was attributable to large balances of cash and cash equivalents which were accumulated in the quarter in order to distribute $263.2 million, or $40.00 per share in cash, to common stockholders on December 30, 2003 and redeem $63.5 million of the Capital Securities issued by Bay View Capital I on December 31, 2003. Money market yields earned on the cash and cash equivalent balances caused a significant decline in the overall yield of interest-earning assets in the quarter ended December 31, 2003.

      Implementation of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” resulted in the reclassification of our Capital Securities from their prior classification as a “mezzanine” item to liabilities as of December 31, 2003. Accordingly, dividend expense on the Capital Securities, totaling $2.1 million and $8.8 million for the three and twelve months ended December 31, 2003, respectively, has been included in interest expense on borrowings.
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

	Average Balances, Yields and Rates

	For the Three Months Ended
	December 31, 2003

	Average		Average
	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Assets
Interest-earning assets:
Auto installment contracts and other loans receivable	$175,621	$3,757	8.48%
Investments(1)	242,863	1,013	1.65
Mortgage-backed securities(1)	11,105	166	5.95

Total interest-earning assets	429,589	4,936	4.56%

Other assets	29,740

Total assets	$459,329

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Borrowings(2)	$128,781	3,612	11.20%

Total interest-bearing liabilities	128,781	3,612	11.20%

Other liabilities	47,550

Total liabilities	176,331
Stockholders’ equity	282,998

Total liabilities and stockholders’ equity	$459,329

Net interest income/net interest spread		$1,324	(6.64)%

Net interest-earning assets	$300,808

Net interest margin(3)			1.71%

(1)	Average balances and yields for securities and other investments classified as available-for-sale are based on historical amortized cost.

(2)	Interest expense for borrowings includes expenses related to our Capital Securities.

(3)	Annualized net interest income divided by average interest-earning assets.

Noninterest Income and Expense
      For the three months ended December 31, 2003, noninterest income was $10.3 million and included leasing income of $6.9 million, loan servicing and other fee income of $1.3 million, gains related to recoveries of mark-to-market adjustments on franchise loans of $0.9 million and other income of $1.2 million. Noninterest expense was $12.5 million and included leasing expenses of $5.9 million and operating expenses of $6.6 million.

Leasing Expense
      Leasing expense was $5.9 million for the three months ended December 31, 2003. At December 31, 2003, approximately 109 of the 5,341 vehicles in our auto lease portfolio, or 2%, were considered impaired under SFAS No. 144. If the market values of the individual vehicles declined by $250, an additional 7% of the leases would have been deemed to be impaired and, therefore, potentially subject to an impairment charge.

Income Taxes
      We recorded a tax benefit of $0.2 million for the three months ended December 31, 2003. Our effective tax rate of 55.7% differed from the federal statutory rate due primarily to nondeductible compensation and reduced levels of state income and franchise taxes.
Liquidation Basis
Changes in Net Assets in Liquidation — Nine Months ended September 30, 2003
      Our net assets in liquidation totaled $409.8 million, or $63.60 in net assets in liquidation per outstanding diluted share, at September 30, 2003 compared to $410.1 million, or $64.30 in net assets in liquidation per outstanding diluted share, at December 31, 2002.
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
      Implementation of SFAS No. 150 resulted in the reclassification of our Capital Securities from their prior classification as a “mezzanine” item to liabilities. Consequently, the dividend expense on the Capital Securities, totaling $6.7 million during the nine-month period ended September 30, 2003, has been included in interest expense on borrowings.
      Leasing expenses were $24.4 million for the first nine months of 2003. At September 30, 2003, approximately 4,275 of the 6,665 vehicles in our auto lease portfolio, or 64%, were considered impaired under SFAS No. 144. If the market values of the individual vehicles declined by $250, an additional 7% of the leases would have been deemed to be impaired and, therefore, potentially subject to an impairment charge.
      We recorded a tax benefit of $6.3 million for the first nine months of 2003, which was recorded at an effective tax rate of 59.0%. The 2003 effective tax rate differed from the federal statutory rate primarily due to reduced levels of state income and franchise taxes.

Balance Sheet Analysis
      Our total assets were $714.8 million at December 31, 2005 compared to $427.5 million at December 31, 2004. This increase in total assets was attributable to asset growth by BVAC, which was offset, in part, by further liquidation of the remaining assets of BVB. During the year, BVAC’s purchases of auto contracts produced $305.7 million of growth in our auto contracts receivable, net of repayments and loan sales. These purchases were largely funded by additional borrowings on our warehouse credit facility and securitization notes payable resulting from securitizations treated as secured financings. During 2005, the liquidation of the remaining BVB assets included the monetization of $10.0 million of auto leases, $2.8 million of real estate owned and $902 thousand of other loans receivable.

Restricted Cash
      Our restricted cash balances were $35.1 million and $26.8 million at December 31, 2005 and 2004, respectively. Restricted cash attributable to BVAC’s auto finance business includes cash collateral provided to counterparties to BVAC’s hedging contracts to meet margin requirements, cash collateral provided to cure potential borrowing base deficiencies on BVAC’s warehouse credit facility, cash collateral provided in connection with credit enhancement of securitization notes payable and cash payments received from our customers that are in-transit to trust accounts for BVAC’s auto securitization trusts. The remaining assets from BVB’s liquidation also include restricted cash that has been pledged to secure a letter of credit, cash collateral pledged in connection with financing secured by our auto lease portfolio contractual cash flow as well as cash collateral pledged in connection with the Company’s servicing of a multi-family loan pool and other contractual obligations.
      The $8.3 million increase in restricted cash from December 31, 2004 to December 31, 2005 was due primarily to a $14.5 million increase in cash on deposit provided as credit enhancement for BVAC’s auto receivable-backed notes payable issued in 2005 partially offset by a $3.2 million decrease in cash on deposit for interest rate swap contracts used to protect the market value of BVAC’s warehouse inventory of auto contracts and the net interest income produced by its warehouse inventory and a $2.2 million decrease in cash collateral pledged for our auto lease portfolio structured financing due to the full liquidation of the auto lease portfolio in 2005.

Retained Interests in Securitizations
      The following table provides information on the balances of BVAC’s retained interests in its outstanding securitizations of auto contracts as of the dates indicated:

	At December 31,

	2005	2004

	(Dollars in thousands)
Transaction:
2002-LJ-1	$14,028	$15,622
2003-LJ-1	6,079	7,014

Total retained interests in securitizations	$20,107	$22,636

      During 2003 and 2002, we securitized and sold auto contracts of $193.3 million and $453.2 million, respectively. We retained interests in these securitizations with initial balances of $9.5 million and $23.2 million for 2003 and 2002, respectively. At December 31, 2005 and 2004, our retained interests in securitizations were classified as available-for-sale and reported at fair value. Unrealized gains of $151 thousand and unrealized losses of $279 thousand in these retained interests were included in our stockholders’ equity, net of tax at December 31, 2005 and 2004, respectively.

Auto Contracts and Other Loans Receivable
      The following table sets forth the composition of our auto contracts and other loans receivable as of the dates indicated:

	At December 31,

	2005		2004

		% of		% of
	Amount	Total	Amount	Total

	(Dollars in thousands)
Auto installment contracts and other loans receivable(1):
Auto installment contracts held-for-sale	$—	—%	$73,462	22.3%
Premiums, discounts, and deferred fees and costs, net	—	—	1,559	0.5

Auto installment contracts held-for-sale, net	—	—	75,021	22.8

Other loans held-for-sale:(2)
Franchise loans	—	—	583	0.2
Asset-based loans	—	—	319	0.1

Total other loans held-for-sale(2)	—	—	902	0.3

Auto installment contracts and other loans held-for-sale, net(2)	—	—%	75,923	23.1%

Auto installment contracts held-for-investment	105,120	16.6%	247,219	75.2%
Securitized auto installment contracts held-for-investment	520,387	82.1	—	—
Premiums, discounts, and deferred fees and costs, net	14,393	2.3	7,152	2.2
Allowance for credit losses	(6,279)	(1.0)	(1,508)	(0.5)

Auto installment contracts held-for-investment, net	633,621	100.0%	252,863	76.9%

Auto installment contracts and other loans receivable, net(1)(2)	$633,621	100.0%	$328,786	100.0%

(1)	Auto contracts do not include auto-related operating lease assets.

(2)	Includes allowances for mark-to-market valuation reserves of $1.2 million at December 31, 2004.
      The increase in loans receivable from December 31, 2004 to December 31, 2005 was attributable to BVAC’s increased purchases of auto contracts partially offset by loan sales and repayments during 2005.
      During 2005, we sold $6.5 million of loans, consisting entirely of auto contracts receivable. During 2004, we sold $33.4 million of loans, consisting of $24.8 million of auto loans, $3.8 million of franchise loans and $4.8 million of business loans. Gains of $31 thousand and $344 thousand were realized on these sales in 2005 and 2004, respectively. With the exception of BVAC’s purchases of auto contracts, we ceased all other loan production activities during the fourth quarter of 2002.

Auto Contracts Receivable
      At December 31, 2005, BVAC’s entire $633.6 million portfolio of auto contracts receivable was designated as held-for-investment. $106.8 million of BVAC’s auto contracts were designated as held-for-investment in anticipation of securitizing such contracts in early 2006 in an asset-backed transaction that is to be structured as a secured financing. The remaining $526.8 million of auto contracts held-for-investment represented auto contracts securitized during 2005; these transactions were accounted for as secured financings according to SFAS 140. At December 31, 2004, $252.9 million of BVAC’s auto contracts receivable were designated as held-for-investment in anticipation of securitizing such contracts in an asset-

backed bond offering that was structured as a financing transaction. The remaining $75.0 million of BVAC’s warehouse inventory of auto contracts were designated as held-for-sale at December 31, 2004 and carried at the lower of cost or fair value. Prior to the second quarter of 2004, our entire warehouse inventory of auto contracts receivable had been designated as held-for-sale.
      During 2005, BVAC purchased $512.5 million of auto contracts compared to $295.3 million during 2004, a 73.6% increase, year-over-year. We attribute this increase to the success of our efforts to broaden BVAC’s market for good credit quality customers and its focus on expanding its purchases of high quality loans.
      BVAC’s unit purchase volume for 2005 totaled 21,515 contracts compared to 10,043 contracts in 2004. The weighted-average contract rate and weighted-average FICO score for the 2005 and 2004 purchases was 8.87% and 736 compared to 7.98% and 739, respectively. At December 31, 2005, BVAC was servicing 38,000 contracts representing $765.5 million of managed loans compared to 28,300 contracts representing $570.9 million of managed loans at December 31, 2004.
      During 2005 and 2004, BVAC sold $6.5 million and $24.8 million of auto contracts receivable, respectively, on a “whole loan” basis with servicing retained. Repayments of auto contracts totaled $201.8 million and $110.5 million during 2005 and 2004, respectively.

Credit Quality
      We define nonaccrual auto contracts receivable as contracts which are 90 days or more delinquent as to principal and interest payments unless the principal and interest are well-secured and in the process of collection. We charge off auto contracts receivable and reverse related accrued interest receivable when the contracts become 120 days delinquent. We may also designate contracts which are less than 90 days delinquent as nonaccrual when the full collection of principal and/or interest is doubtful. We recognize interest income on nonaccrual contracts on a cash basis.
      Auto contracts receivable delinquent 30+ days or more were $3.3 million, or 0.52% of gross auto contracts receivable, at December 31, 2005 compared to $1.3 million, or 0.41% of gross auto contracts receivable at December 31, 2004. As a percentage of managed contracts, 30+ day delinquencies were 0.63% of outstanding contracts at both December 31, 2005 and December 31, 2004.
      Net charge-offs, defined as gross charge-offs less recoveries, as a percentage of auto contracts receivable increased to a rate of 0.80% for the year ended December 31, 2005 compared to 0.50% for the year ended December 31, 2004. The increase in the net charge-off rate from 2004 reflects the increasing loss rates that we associate with the aging or “seasoning” of our auto contracts through their midlife which is typically followed by a gradual decrease in loss rates through the remaining life of the contracts.
      As a percentage of managed contracts, which is defined as the total auto contracts serviced by BVAC, net charge-offs decreased slightly to a rate of 1.06% for the year ended December 31, 2005 from a rate of 1.15% for the same period in 2004. This change in the rate of net charge-offs was primarily attributable to our increased production volumes in 2005 which reduced the composite seasoning of our managed loan portfolio and, therefore, decreased overall net charge-off experience.

Allowance for Credit Losses
      The following table sets forth the activity in the allowance for credit losses on auto contracts held-for-investment as of and for the periods indicated:

	At and For the Year
	Ended December 31,

	2005	2004

	(Dollars in thousands)
Balance at beginning of period	$1,508	$—
Charge-offs	(3,875)	(222)
Recoveries	699	118

Net charge-offs	(3,176)	(104)
Provision for losses on loans and leases	7,947	1,612

Balance at end of period	$6,279	$1,508

      At December 31, 2005, our allowance for credit losses represented 1.00% of outstanding auto contracts held-for-investment, compared to 0.61% at December 31, 2004. The level of the allowance at the respective year ends reflected the underlying level of net charge-offs that we estimated to be embedded in our auto contracts held-for-investment. The increase in the allowance was reflective of the impact of the seasoning of our auto contracts held-for-investment, as discussed above. Refer to “Critical Accounting Policies — Allowance for Credit Losses” for additional comments on our related accounting policies.

Other Loans and Real Estate Owned
      At December 31, 2005, we had completed the disposition of our liquidating loan portfolio and no longer had an investment in other loans. At December 31, 2004, we had $902 thousand of other loans, comprised of franchise loans and asset-based loans; these other loans were nonaccruing. At December 31, 2005, we also had $0.6 million of real estate owned compared to $3.4 million at December 31, 2004. The decrease was due to $2.2 million in sales, a $0.5 million writedown of franchise-related property and a $0.2 million insurance recovery for a property in Mississippi damaged during Hurricane Katrina.
Borrowings
      Our borrowings are comprised primarily of a revolving warehouse credit facility and auto receivable-backed securitization notes payable. At December 31, 2005, our borrowings totaled $621.3 million including $99.7 million on our warehouse credit facility and $521.6 million of securitization notes payable. Balances at December 31, 2004 included $298.8 million outstanding on our warehouse credit facility and $1.9 million of other borrowings. The following table sets forth our outstanding borrowings as of the dates indicated:

	At December 31,

	2005	2004

	(Dollars in thousands)
Warehouse credit facility	$99,727	$298,755
Securitization notes payable	521,568	—
Other borrowings	—	1,895

Total	$621,295	$300,650

      Warehouse credit facility — During the second quarter of 2005, BVAC secured a $450.0 million floating-rate, revolving warehouse credit facility to replace a maturing $350.0 million facility originally obtained in 2004. The facility is jointly provided by two lenders (the “Note Purchasers”). The facility is for a term of 364 days and matures on June 19, 2006. The interest rate on the facility is indexed to asset-backed commercial paper rates or LIBOR. BVAC draws on the facility to purchase and finance its existing inventory of auto contracts. Substantially all auto contracts retained by BVAC are pledged as collateral for the credit facility.

Under the terms of the facility, BVAC draws on the facility by transferring auto contracts to a special purpose entity, a statutory trust, which issues notes to the Note Purchasers. BVAC periodically securitizes or sells auto contracts in order to pay down the line of credit and maintain borrowing capacity.
      Under the terms of the indenture, the trust enters into out-of-the-money, interest rate cap contracts, containing terms and conditions required by the Note Purchasers, to provide protection to the Note Purchasers from interest rate risk embedded in the fixed-rate auto contracts that have been transferred to the trust. BVAC incurs the cost of these interest rate caps. The notional balance of the amortizing caps is maintained by the trust to coincide with the outstanding balance of the underlying auto contracts. The interest rate caps are not designated as hedges for accounting purposes and, accordingly, changes in the fair value of the interest rate caps are recognized in earnings and recorded as unrealized gains or losses. The fair value of the interest rate caps is included in other assets. At December 31, 2005 and 2004, the interest rate caps had a fair value of $0.4 million and $0.7 million, respectively. For the years ended December 31, 2005 and 2004, we recognized $0.4 million and $0.7 million, respectively, of unrealized losses based on a decline in the value of the interest rate caps.
      At December 31, 2005, $99.7 million was outstanding under this facility with an all-in cost of 5.10%. These borrowings were secured by $102.9 million of auto contracts and cash in trust accounts. The facility contains various performance triggers and default covenants requiring that BVAC maintain certain cumulative credit loss, delinquency and other financial ratios. As of December 31, 2005, all such financial and performance ratios were within required levels.
      Securitization notes payable — In February 2005, BVAC transferred $232.1 million of auto contract receivables to a special purpose entity, Bay View 2005-LJ-1 Owner Trust, and issued a corresponding amount of auto receivable-backed notes. In July 2005, BVAC transferred $185.6 million of auto contract receivables to Bay View 2005-LJ-2 Owner Trust and issued $180.9 million of auto receivable-backed notes. In December 2005, BVAC transferred $220.1 million of auto contract receivables to Bay View 2005-3 Owner Trust and issued $214.6 million of auto receivable-backed notes. Under the terms of these notes, BVAC retained certain rights that resulted in its maintaining control over the transferred receivables and, in accordance with provisions of SFAS No. 140, we have accounted for these transactions as secured financings. For securitizations treated as secured financings, the contracts are retained on the consolidated statement of financial condition and the securities issued to finance the contracts are recorded as securitization notes payable. We record interest income on the securitized contracts and interest expense on the notes issued through the securitized transactions. See Note 10 to the Consolidated Financial Statements, “Securitization Notes Payable,” at Item 8. “Financial Statements and Supplementary Data” for additional information on the related auto receivable-backed notes.
      Other borrowings — On December 31, 2001, we completed a financing secured by the contractual cash flows from our liquidating auto operating lease portfolio. The transaction was recorded as a secured financing and resulted in an increase in other borrowings of $136.5 million at an initial imputed interest rate of 5.25%. With no new purchases of auto leases since June 2000, the outstanding balance of this borrowing has declined sharply since its inception. As of December 31, 2005, the balance of this financing was fully repaid. At December 31, 2004, the balance was $1.9 million.
Liquidity and Capital Resources
      BVAC’s $450.0 million revolving warehouse credit facility allows us to purchase and warehouse auto contracts. Our ability to securitize or sell auto contracts on a whole loan basis allows us to periodically pay down the warehouse facility in order to maintain available borrowing capacity to fund future purchases of auto contracts. Repayments from warehoused auto contracts also provide liquidity. During 2005, liquidation of the assets of BVB remaining from its September 30, 2003 dissolution, primarily the auto lease portfolio, also provided liquidity; however, the liquidation of these assets was largely completed in 2005 and they are a limited source of liquidity in 2006 and beyond.

      At December 31, 2005, we had $8.9 million of cash and $350.3 million of available borrowing capacity on our revolving warehouse credit facility, of which $11.6 million was immediately available based upon BVAC-owned auto contracts eligible for pledging.
      On February 17, 2005, we issued $232.1 million of auto receivable-backed notes payable through Bay View 2005-LJ-1 Owner Trust, on July 28, 2005, we issued $180.9 million of auto receivable-backed notes payable through Bay View 2005-LJ-2 Owner Trust and on December 6, 2005 we issued $214.6 million of auto receivable-backed notes payable through Bay View 2005-3 Owner Trust. Proceeds from the issuance of each of the notes were used to repay our revolving warehouse credit facility. The notes contain a call provision that grants the Company the option of calling the notes at any time after the aggregate balance of the receivables has been reduced to 15% of the original pool of receivables. These notes, which are “sequential pay” notes with repayment provisions linked to repayments of the underlying pools of auto contracts, have maturities extending to February 2014. We anticipate that prepayments will reduce the effective life of the notes. Refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for additional information on expected maturities.
      Between December 30, 2003 and December 31, 2004, we distributed $311.0 million in cash to our stockholders, or $47.25 per share after the adjustment to reflect the retroactive effect of the 1-for-10 reverse stock split of our common stock effective June 30, 2004. We did not make any cash distributions to stockholders in 2005. Refer to “General and Business Overview — Background” at Part I, Item 1. “Business” for additional comments about cash distributions.
      Stockholders’ equity totaled $70.5 million and $104.2 million at December 31, 2005 and 2004, respectively.
      On October 28, 2005, we reported the execution of a definitive agreement to merge with GLB, with us as the surviving corporation. GLB is the holding company for GBSB, a savings bank that was founded in November 1999 and, as of September 30, 2005, reported assets of $771 million. GBSB operates 9 full service branches and currently has 4 additional branches under construction in Western New York. Under the terms of the merger agreement, GLB stockholders will receive a fixed ratio of 1.0873 shares of our common stock for each share of GLB common stock. Based on the closing price of our common stock at the execution date, the transaction was valued at approximately $67.1 million.
      After completion of the merger, our stockholders will own approximately 60% of our then outstanding shares. The merger is expected to close in the second quarter of 2006, subject to receipt of government regulatory approvals and stockholder approvals. We do not expect the merger to adversely impact our net operating loss carryforwards.
      On November 7, 2005, we reported the execution of a definitive agreement to sell BVAC to AFS in an all-cash transaction for a price approximating the book value of BVAC at the time of closing. The sale of BVAC is expected to close in the second quarter of 2006, subject to the receipt of government regulatory approvals and approval by our stockholders.
Contractual Obligations
      Our obligations and commitments to make future payments under contracts include $99.7 million on BVAC’s warehouse credit facility, $14.7 million of payments under various operating lease agreements and BVAC’s issuance of $521.6 million of auto receivable-backed notes payable issued through affiliates, Bay View 2005-LJ-1, 2005-LJ-2 and 2005-3 Owners Trusts. Refer to “Balance Sheet Analysis — Borrowings” for comments about the warehouse credit facility and the other borrowings, and “Liquidity and Capital Resources” for comments on the issuance of the $521.6 million of auto receivable-backed notes payable.
      At December 31, 2005, we occupied two offices, including our corporate headquarters office, and had an additional two offices that have been vacated, and are subleased under operating lease agreements expiring at various dates through the year 2012. In most instances, these lease arrangements include options to renew or extend the lease at market rates.

      Our contractual obligations for future payments are set forth in the following table:

	Payments Due by Period

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(Dollars in thousands)
Warehouse credit facility	$99,727	$99,727	$—	$—	$—
Operating leases(1)	14,721	2,606	5,069	3,925	3,121
Bay View 2005-LJ-1, 2005-LJ-2, and 2005-3 auto receivable-backed notes	521,568	14,719	84,277	239,200	183,372

Total	$636,016	$117,052	$89,346	$243,125	$186,493

(1)	These payments do not reflect $4.2 million in sublease rental income from existing sublease rental arrangements through the year 2011. Included in the table above are lease payments of $13.7 million related to the Company’s liquidating activities.
Stock Repurchase Program
      In August 1998, our board of directors authorized the repurchase of up to $50.0 million in shares of our common stock; however we have not repurchased shares of our common stock since 1999. At December 31, 2005, we had approximately $17.6 million in remaining authorization available for future share repurchases.
Impact of Inflation and Changing Prices
      Our consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which generally requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time. Due to the fact that most assets and liabilities of a consumer finance company are monetary in nature, interest rates have a more significant impact on a consumer finance company’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or magnitude as the prices of goods and services.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Asset/ Liability Management
      Interest rate risk, the fluctuation of market interest rates, impacts the value of our fixed-rate auto contracts. It also impacts the net interest income component of our earnings because BVAC funds the purchase of fixed-rate auto contracts with its warehouse credit facility, which is a floating-rate facility. The rate on the warehouse facility, a revolving purchase facility, is tied to LIBOR as well as commercial paper rates and subject to frequent adjustments.

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
      At December 31, 2005, we had outstanding swap contracts with a total notional amount of $50.0 million under which we pay a fixed interest rate of 3.64% and receive a floating interest rate of 4.30%. These contracts mature from May 2007 to May 2008. At December 31, 2005, the fair value of our swap contracts was $1.0 million and was included in other assets. We estimate that an increase in market interest rates of 100 and 200 basis points would have resulted in an approximate unrealized gain of $0.8 million and $1.5 million, respectively; while a decrease in interest rates of 100 and 200 basis points would have resulted in an approximate unrealized loss of $0.8 million and $1.6 million, respectively.

Warehouse Credit Facility
      Auto contracts pledged to secure borrowings under BVAC’s warehouse credit facility bear fixed interest rates while amounts borrowed under BVAC’s warehouse credit facility bear a floating interest rate. To provide the Note Purchasers in the warehouse credit facility with protection from interest rate risk embedded in the fixed-rate auto contracts that have been transferred to the trust, the trust enters into out-of-the-money interest rate cap contracts, containing the terms and conditions required by the Note Purchasers. At December 31, 2005, the interest rate caps had a notional amount of $226.6 million with cap strike rates ranging from 5.50% to 6.25%. At December 31, 2005, the fair value of the interest rate caps was $0.4 million.
      Derivative financial instruments involve, to varying degrees, elements of credit risk. Credit risk is defined as the possibility of sustaining a loss because a counterparty to a financial instrument failed to perform in accordance with the terms of the contract. Refer to “Critical Accounting Policies — Derivatives” at Item 7. “Managements Discussion and Analysis of Financial Condition and Results of Operations” for comments about the accounting for our derivatives.

      The following table provides information, as of December 31, 2005, about the Company’s derivative and other financial instruments that are sensitive to changes in interest rates. For market risk sensitive assets and liabilities with contractual maturities, the table presents cash flows and related weighted-average interest rates attributable to contractual maturities as well as prepayments estimated at historical levels. For interest rate swap contracts, the table presents notional amounts and weighted-average interest rates by contractual maturity date.

Years Ending December 31,	2006	2007	2008	2009	2010	Thereafter	Fair Value

	(Dollars in thousands)
Assets:
Retained interests in securitizations available-for-sale
Principal amounts	$14,334	$5,773	$—	$—	$—	$—	$20,107
Weighted-average yield	8.48%	9.50%	0.00%	0.00%	0.00%	0.00%
Auto installment contracts held-for-investment, net
Principal amounts	$197,251	$175,203	$155,624	$105,543	$—	$—	$635,131
Weighted-average yield	7.43%	7.44%	7.48%	7.48%	0.00%	0.00%

Liabilities:
Warehouse credit facility
Principal amounts	$99,727	$—	$—	$—	$—	$—	$99,727
Weighted-average interest rate	4.92%	0.00%	0.00%	0.00%	0.00%	0.00%
Securitization notes payable
Principal amounts	$162,923	$145,905	$129,485	$83,255	$—	$—	$518,270
Weighted-average interest rate	4.34%	4.50%	4.64%	6.08%	0.00%	0.00%
Interest Rate Derivatives:(1)
Interest rate swaps
Notional amounts	$50,000	$15,000	$—	$—	$—	$—	$997
Average rate paid	3.64%	3.79%	0.00%	0.00%	0.00%	0.00%
Average rate received	4.30%	4.26%	0.00%	0.00%	0.00%	0.00%

(1)	Excludes interest rate cap contracts acquired in connection with BVAC’s warehouse credit facility for the benefit of the Note Purchasers.

Item 8.	Financial Statements and Supplementary Data
Bay View Capital Corporation and Subsidiaries
Consolidated Statements of Financial Condition

	December 31,	December 31,
	2005	2004

	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$8,898	$4,447
Restricted cash	35,138	26,845
Retained interests in securitizations available-for-sale	20,107	22,636
Auto installment contracts and loans held-for-sale:
Auto installment contracts	—	75,021
Other loans	—	902
Auto installment contracts held-for-investment, net of allowance for credit losses of $0.7 million at December 31, 2005 and $1.5 million at December 31, 2004	106,822	252,863
Securitized auto installment contracts held-for-investment, net of allowance for credit losses of $5.6 million at December 31, 2005	526,799	—
Investment in operating lease assets, net	—	10,041
Real estate owned, net	552	3,379
Premises and equipment, net	536	733
Repossessed vehicles	542	439
Deferred income taxes, net	—	21,168
Goodwill	1,846	1,846
Other assets	13,521	7,199

Total assets	$714,761	$427,519

LIABILITIES AND STOCKHOLDERS’ EQUITY
Borrowings:
Warehouse credit facility	$99,727	$298,755
Securitization notes payable	521,568	—
Other borrowings	—	1,895
Current income taxes, net	4,048	4,191
Other liabilities	11,133	9,629
Liquidation reserve	7,770	8,856

Total liabilities	644,246	323,326

Stockholders’ equity:
Common stock ($.01 par value); authorized, 80,000,000 shares; issued, 2005 — 6,614,516 shares; 2004 — 6,597,303 shares; outstanding, 2005 — 6,613,099 shares; 2004 — 6,593,860 shares	66	66
Additional paid-in capital	109,585	109,578
Accumulated deficit	(39,035)	(4,585)
Treasury stock, at cost; 2005 — 1,417 shares; 2004 — 3,443 shares	(252)	(587)
Accumulated other comprehensive gain (loss)	151	(279)

Total stockholders’ equity	70,515	104,193

Total liabilities and stockholders’ equity	$714,761	$427,519

See notes to consolidated financial statements.

Bay View Capital Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss

	For the Year	For the Year	For the Three
	Ended	Ended	Months Ended
	December 31, 2005	December 31, 2004	December 31, 2003

	(In thousands, except per share amounts)
Interest income:
Interest on auto installment contracts and other loans	$36,549	$19,700	$3,757
Interest on retained interests in securitizations and other investments	3,704	2,878	1,013
Interest on mortgage-backed securities	—	31	166

	40,253	22,609	4,936
Interest expense:
Interest on warehouse credit facility and other short-term borrowings	10,167	7,488	742
Interest on securitization notes payable	12,437	—	—
Other interest expense	13	1,357	2,870

	22,617	8,845	3,612
Net interest income	17,636	13,764	1,324
Provision for credit losses	7,947	1,612	—

Net interest income after provision for credit losses	9,689	12,152	1,324
Noninterest income:
Leasing income	4,800	12,941	6,907
Loan servicing income	1,759	3,143	1,132
Loan fees	907	1,117	213
Gain (loss) on derivative instruments, net	1,219	1,432	(176)
Gain (loss) on auto installment contracts and other loans held-for-sale and retained interests in securitizations, net	(2,291)	(2,844)	919
Other, net	608	1,250	1,340

	7,002	17,039	10,335
Noninterest expense:
General and administrative:
Compensation and employee benefits	10,323	12,063	2,286
Occupancy and equipment	1,595	2,445	739
Professional and legal services	11,538	5,666	1,200
Data processing	1,082	1,170	291
Postage, telephone and travel	1,547	1,840	502
Other, net	1,310	2,027	729

	27,395	25,211	5,747
Leasing expense	739	9,163	5,938
Real estate owned, net	485	1,255	831

	28,619	35,629	12,516
Loss before income tax expense (benefit)	(11,928)	(6,438)	(857)
Income tax expense (benefit)	22,522	(2,526)	(184)

Net loss	$(34,450)	$(3,912)	$(673)

Basic loss per share	$(5.22)	$(0.59)	$(0.10)

Diluted loss per share	$(5.22)	$(0.59)	$(0.10)

Weighted-average basic shares outstanding	6,596	6,585	6,419

Weighted-average diluted shares outstanding	6,596	6,585	6,419

Net loss	$(34,450)	$(3,912)	$(673)
Other comprehensive income (loss) net of tax:
Change in unrealized gain (loss) on securities available-for-sale, net of tax expense (benefit) of $282, ($144) and ($35) for the years ended December 31, 2005 and 2004 and the three-month period ended December 31, 2003, respectively	430	(225)	(54)

Comprehensive loss	$(34,020)	$(4,137)	$(727)

See notes to consolidated financial statements.

Bay View Capital Corporation and Subsidiaries
Consolidated Statement of Changes in Net Assets in Liquidation

For the Nine Months
Ended September 30,
2003

(Dollars in thousands)
Net assets in liquidation at beginning of period	$410,064
Pre-tax loss from operations	(4,595)
Changes in estimated values of assets and liabilities	(5,995)
Income tax benefit	6,252

Net loss from operations	(4,338)
Other changes in net assets in liquidation	4,088

Net assets in liquidation at end of period	$409,814

See notes to consolidated financial statements.

Bay View Capital Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity

						Accumulated
			Additional			Other	Total
	Number of	Common	Paid-In	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares Issued	Stock	Capital	Deficit	Stock	Gain (Loss)	Equity

	(Amounts in thousands)
Balance at October 1, 2003	6,377	638	146,727	—	(701)	—	146,664
Adjustment related to re-adoption of going concern basis accounting	—	—	1,095	—	—	—	1,095
Exercise of stock options, including tax benefits	197	20	8,714	—	—	—	8,734
Exercise of stock warrants	4	—	166	—	—	—	166
Distribution of restricted shares	1	—	(114)	—	114	—	—
Net loss	—	—	—	(673)	—	—	(673)
Unrealized loss on retained interests in securitizations and other securities available-for-sale, net of tax	—	—	—	—	—	(54)	(54)

Balance at December 31, 2003	6,579	658	156,588	(673)	(587)	(54)	155,932
Exercise of stock warrants	10	—	26	—	—	—	26
Distribution of director’s stock-in-lieu of cash plan shares	8	1	181	—	—	—	182
Reclassification of common stock par value to additional paid-in-capital due to reverse stock split	—	(593)	593	—	—	—	—
Redemption of fractional shares	—	—	(12)	—	—	—	(12)
Cash distributions	—	—	(47,798)	—	—	—	(47,798)
Net loss	—	—	—	(3,912)	—	—	(3,912)
Unrealized loss on retained interests in securitizations and other securities available-for-sale, net of tax	—	—	—	—	—	(225)	(225)

Balance at December 31, 2004	6,597	66	109,578	(4,585)	(587)	(279)	104,193
Distribution of director’s retirement plan shares(1)	—	—	(335)	—	335	—	—
Exercise of stock options	17	—	244	—	—	—	244
Exercise of stock warrants	1	—	(1)	—	—	—	(1)
Stock-based compensation expense — stock options	—	—	99	—	—	—	99
Net loss	—	—	—	(34,450)	—	—	(34,450)
Unrealized gain on retained interests in securitizations and other securities available-for-sale, net of tax	—	—	—	—	—	430	430

Balance at December 31, 2005	6,615	$66	$109,585	$(39,035)	$(252)	$151	$70,515

(1)	Reflects distribution of the Company’s common stock to retired participants in a retirement plan for non-employee members of its Board of Directors, which was frozen in 1996, eliminating future obligations for the Company. Such shares were repurchased in the market and held in treasury by the plan trustee.
See notes to consolidated financial statements.

Bay View Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For the Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss and certain changes in net assets in liquidation	$(34,450)	$(3,912)	$(5,011)
Adjustments to reconcile net loss and certain changes in net assets in liquidation to net cash provided by (used in) operating activities:
Net increase in auto installment contracts and other loans held-for-sale resulting from purchases, net of repayments	(276,513)	(39,372)	(204,478)
Proceeds from securitizations and/or sales of auto installment contracts and loans held-for-sale	6,493	33,823	340,808
Provision for credit losses	7,947	1,612	—
Depreciation and amortization of premises and equipment	354	294	539
Depreciation and amortization of investment in operating lease assets	817	8,821	28,487
Accretion of retained interests in securitizations	(1,959)	(2,345)	(2,822)
Amortization of premium and accretion of discount, net	4,929	582	(6,568)
Provision for deferred income taxes	20,886	(5,043)	109
(Gain) loss on auto installment contracts and other loans held-for-sale and retained interests in securitizations, net	2,291	2,844	(842)
Change in fair value of derivative instruments	(1,219)	(1,432)	1,624
(Increase) decrease in restricted cash	(8,293)	5,395	(16,699)
(Increase) decrease in other assets	(4,819)	5,985	8,390
Increase (decrease) in other liabilities	1,245	(5,731)	(25,859)
Decrease in reserve for estimated costs during the period of liquidation	(1,086)	(2,770)	(28,485)
Adjustment for liquidation basis of accounting	—	—	5,995
Adjustment to readopt going concern basis of accounting	—	—	1,095
Other, net	(2,636)	7,074	1,571

Net cash provided by (used in) operating activities	(286,013)	5,825	97,854

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in auto installment contracts and other loans held-for-investment resulting from purchases, net of repayments	(47,535)	(151,304)	—
Decrease in investment in operating lease assets	9,303	47,453	85,475
Purchases of investment securities	—	—	(9,485)
Proceeds from principal repayments on mortgage-backed securities	—	590	13,236
Proceeds from principal payments on retained interests in securitizations and other investment securities	4,963	7,876	14,314
Proceeds from sales of mortgage-backed securities available-for-sale	—	5,632	12,523
Proceeds from sales of investment securities available-for-sale	—	—	2,735
Proceeds from retained interests in securitizations	—	—	4,380
Proceeds from sales of real estate owned	2,375	690	2,702
Additions to premises and equipment, net	(157)	(650)	(152)
Decrease in investment in stock of the Federal Home Loan Bank of San Francisco	—	—	16,075
Decrease in investment in stock of the Federal Reserve Bank	—	—	13,659

Net cash provided by (used in) investing activities	(31,051)	(89,713)	155,462

See notes to consolidated financial statements.

Bay View Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows — (continued)

	For the Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	—	—	(224,189)
Proceeds from warehouse credit facility	756,764	275,484	160,054
Repayment of warehouse credit facility	(955,792)	(114,950)	(21,833)
Proceeds from issuance of securitization notes payable	638,858	—	—
Repayment of securitization notes payable	(116,663)	—	—
Net decrease in other borrowings	(1,895)	(14,160)	(44,614)
Redemption of Junior Subordinated Deferrable Interest Debentures	—	(22,000)	(68,000)
Proceeds from issuance of common stock	243	196	12,225
Cash distributions paid to common stockholders	—	(47,798)	(263,150)

Net cash provided by (used in) financing activities	321,515	76,772	(449,507)

Net increase (decrease) in cash and cash equivalents	4,451	(7,116)	(196,191)
Cash and cash equivalents at beginning of year	4,447	11,563	207,754

Cash and cash equivalents at end of year	$8,898	$4,447	$11,563

Cash paid during the year for:
Interest	$22,951	$8,552	$13,013
Income taxes	$1,778	$449	$13,534
Supplemental non-cash investing and financing activities:
Auto installment contracts transferred from held-for-sale to held-for-investment	$344,312	$103,067	$—
Auto installment contracts securitized and transferred to securities available-for-sale	$—	$—	$9,485
Loans transferred to real estate owned	$—	$—	$6,970
Non-cash stock-based compensation expense	$99	$—	$—
See notes to the consolidated financial statements.

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005

Note 1.	Basis of Presentation
      Bay View Capital Corporation (the “Company,” “we,” “us” or “our”) is a financial services company headquartered in San Mateo, California.
      The accompanying consolidated financial statements include the accounts of the Company, a Delaware corporation, and our wholly owned subsidiaries: Bay View Acceptance Corporation (“BVAC”), a Nevada corporation, along with its subsidiaries, Bay View Receivables Corporation, a Delaware corporation, Bay View Transaction Corporation, a Delaware corporation, Bay View Deposit Corporation, a Delaware corporation and Bay View Warehouse Corporation, a Delaware corporation; and the Company’s subsidiaries, Bay View Securitization Corporation, a Delaware corporation; Bay View Capital I, a Delaware business trust; FMAC 2000-A Holding Company, a California corporation; FMAC Franchise Receivables Corporation, a California corporation; Bay View Commercial Finance Group, a California corporation; MoneyCare, Inc., a California corporation; Bay View Auxiliary Corporation, a California corporation and Bay View Bank, N.A. (“BVB”), a national bank that was dissolved effective September 30, 2003. All significant intercompany accounts and transactions have been eliminated.
      The consolidated financial statements as of December 31, 2005 and 2004, for the years ended December 31, 2005 and 2004 and for the three months ended December 31, 2003 have been prepared on a going concern basis in conformity with generally accepted accounting principles in the United States of America (“GAAP”). The consolidated financial statements for the nine months ended September 30, 2003 have been prepared under liquidation basis accounting in accordance with GAAP.
      On June 30, 2004, the Company effected a 1-for-10 reverse stock split of its issued and outstanding shares of its common stock and, as a result, the number of issued shares was reduced from 65,910,689 shares prior to the reverse stock split to 6,590,461 shares following the reverse stock split, including an adjustment for fractional shares. The Company’s issued common stock totaled 6,614,516 shares at December 31, 2005. The reverse stock split did not impact the par value of the common stock, which remains at $0.01 per share. Accordingly, the aggregate value of the issued common stock on the Company’s consolidated statements of financial condition was reduced by reclassifying the cumulative par value of the eliminated shares of common stock to additional paid-in capital. All shares outstanding and per share amounts are presented on a post-reverse stock split basis for all periods reported.

Plan of Dissolution and Stockholder Liquidity
      On October 3, 2002, the Company held a special meeting of its stockholders to vote on the Company’s proposed plan of dissolution and stockholder liquidity (“the Original Plan”) and the sale of BVB’s retail banking assets to U.S. Bank. Both of these proposals were approved by a majority of the common stockholders. As a result of these approvals and the close of the U.S. Bank transaction on November 1, 2002, the Company adopted liquidation basis accounting effective September 30, 2002 in accordance with GAAP. Accordingly, assets were valued at their estimated net realizable values and liabilities included accruals for estimated costs associated with carrying out the Original Plan. In accordance with liquidation basis accounting, our stockholders’ equity was transferred to net assets in liquidation.
      The Original Plan outlined the steps necessary to liquidate the Company, including the sale of BVB’s retail banking assets to U.S. Bank. Following the sale, the remaining assets of the Company were to be sold in an orderly manner and the liabilities and expenses were to be paid, including the outstanding debt of both the Company and BVB and the Capital Securities issued by Bay View Capital I. Once these transactions were completed, the Company would distribute the net proceeds of the asset sales to its stockholders.

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      On November 1, 2002, the Company completed the U.S. Bank transaction. After receiving the required regulatory approvals, the Company paid the accrued distributions and interest of $24.5 million on the Capital Securities on December 31, 2002.
      The Company recorded an additional $6.0 million and $2.8 million of net pre-tax adjustments related to mark-to-market valuation of its assets and liabilities for the first nine months of 2003 and the quarter ended December 31, 2002, respectively. The valuation adjustments were primarily due to decreases in the market value of the auto lease and the loan portfolios.
     Plan of Partial Liquidation
      Because of changing market conditions in the auto finance sector, we believed that the near-term sale or distribution of the stock of BVAC to stockholders was no longer the best method of achieving maximum stockholder value. Accordingly, during the fourth quarter of 2003, the Company’s board of directors amended the Original Plan and converted it to a plan of partial liquidation (the “Amended Plan”) under which the Company will complete the liquidation of the assets and satisfaction of the liabilities it assumed from BVB after BVB’s September 30, 2003 dissolution, distribute the proceeds to its stockholders through a series of cash distributions, and continue to operate BVAC on an ongoing basis.
      The decision to engage in a partial liquidation and continue to operate BVAC on an ongoing basis warranted the termination of our use of the liquidation basis of accounting. Effective October 1, 2003, the Company discontinued the use of the liquidation basis of accounting and re-adopted the going concern basis of accounting. Accordingly, the Company reestablished its stockholders’ equity effective October 1, 2003. For the period from September 30, 2002 through September 30, 2003, the Company used the liquidation basis of accounting.
      In connection with its re-adoption of the going concern basis of accounting, we recognized $0.7 million of pre-tax expense and $1.1 million of additions to stockholders’ equity, recording the following adjustments —
      • Goodwill: Reestablished the $1.8 million of goodwill that existed prior to our adoption of the liquidation basis of accounting; this goodwill related to our acquisition of BVAC’s predecessor entity, California Thrift & Loan;
      • Premium on investment in BVAC: Reversed $10.0 million of premium over the book value of BVAC, which was recorded as deferred gain under the liquidation basis of accounting, restoring the historical cost basis in our equity investment in BVAC;
      • Installment contracts: Reversed unrealized gains which were recorded under the liquidation basis of accounting and restored the lower of cost or market valuation;
      • Mortgage-backed securities: Restored available-for-sale accounting according to Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”
      • Accrued liabilities: Reversed $1.7 million of accruals related to certain severance and occupancy costs which were recorded under the liquidation basis of accounting ; and
      • Stockholders’ equity: Restored stockholders’ equity as of October 1, 2003.
      In accordance with the Amended Plan, the Company made an initial cash distribution of $263.2 million, or $40.00 per share, to its stockholders on December 30, 2003. The Company also paid cash distributions of $2.50 per share on June 30, 2004, $2.50 per share on September 30, 2004 and $2.25 per share on December 31, 2004 for a total of $47.8 million.

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Note 2.	Proposed Merger and Sale

Definitive Agreement to Merge with GLB
      On October 28, 2005, the Company reported the execution of a definitive agreement to merge with Great Lakes Bancorp, Inc. (“GLB”), with the Company as the surviving corporation. Great Lakes is the holding company for Greater Buffalo Savings Bank (“GBSB”) which was founded in November 1999 and, as of September 30, 2005, reported assets of $771 million. As of September 30, 2005, GBSB operated 9 full service branches and had 4 additional branches under construction in Western New York. Under the terms of the merger agreement, GLB stockholders will receive a fixed ratio of 1.0873 shares of the Company’s common stock for each share of GLB common stock. Based on the closing price of the Company’s common stock at the execution date, the transaction was valued at approximately $67.1 million.
      After completion of the merger, the Company’s stockholders will own approximately 60% of its then outstanding shares. The merger is expected to close in the second quarter of 2006, subject to receipt of government regulatory approvals and stockholder approvals. The merged businesses will operate under the name of Great Lakes Bancorp, Inc., but will maintain the Company’s listing on the New York Stock Exchange. Three members of the Company’s senior executive team will be joining the board of directors of GLB, which will have 15 members upon the merger. The Company does not expect the merger to adversely impact its net operating loss carryforwards for tax purposes. During the year ended December 31, 2005, the Company incurred $1.1 million of legal and investment banking fees and other direct costs relating to the proposed merger with GLB.

Definitive Agreement to Sell BVAC to AFS
      On November 7, 2005, the Company reported the execution of a definitive agreement to sell BVAC to AmeriCredit Financial Services, Inc. (“AFS”), a subsidiary of AmeriCredit Corp., in an all-cash transaction for a price approximating the book value of BVAC at the time of closing. The sale of BVAC is expected to close in the second quarter of 2006, subject to the receipt of government regulatory approvals and approval by the stockholders of the Company. During the year ended December 31, 2005, the Company incurred $1.2 million of legal and investment banking fees and other direct costs relating to the proposed sale of BVAC.

Note 3.	Summary of Significant Accounting Policies
Going Concern Basis
      The Company’s reported financial position as of December 31, 2005 and 2004 and its results of operations for the years ended December 31, 2005 and 2004 and the three-month period ended December 31, 2003 have been prepared on a going concern basis. The following is a description of the significant accounting policies applicable to these financial statements.

Nature of Operations
      The Company is a financial services provider whose primary subsidiary, BVAC, specializes in the purchase, securitization and servicing of fixed-rate consumer automobile contracts. The Company has only one reportable segment.

Use of Estimates
      The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
and expenses during the reporting period. Actual results could differ from those estimates. Material estimates particularly susceptible to possible changes in the near term relate to the determination of the allowance for credit losses, retained interests in securitizations and deferred tax assets.

Cash and Cash Equivalents
      Cash and cash equivalents consist of cash and highly liquid financial instruments with maturities of 90 days or less at the time of purchase. These financial instruments are readily convertible into cash and are so near their maturity that they present insignificant risk of changes in value.
      Generally, the Company’s banking depositories either pay interest on deposits or apply an imputed interest credit to deposit balances which is used as an offset to charges for banking services rendered. The Company has no compensating balance arrangements with banks.

Restricted Cash
      Restricted cash attributable to BVAC’s auto finance business includes cash collateral provided to counterparties to BVAC’s hedging contracts to meet margin requirements, cash collateral provided to cure potential borrowing base deficiencies on BVAC’s warehouse credit facility, cash collateral provided in connection with credit enhancement of securitization notes payable and cash payments received from our customers that are in-transit to trust accounts for BVAC’s auto securitization trusts. The remaining assets from BVB’s liquidation also include restricted cash that has been pledged to secure a letter of credit, cash collateral pledged in connection with financing secured by the Company’s auto lease portfolio contractual cash flow and cash collateral pledged in connection with the Company’s servicing of a multi-family loan pool and other contractual obligations.

Securities
      Securities are identified as either available-for-sale or held-to-maturity at purchase and accounted for accordingly. Net unrealized gains and losses on securities available-for-sale are excluded from earnings and reported, net of applicable income taxes, as a separate component of stockholders’ equity. Unrealized losses on securities are recognized and charged against earnings when it is determined that an other-than-temporary decline in value has occurred.

Loans Receivable
      The Company continues to purchase auto contracts through BVAC but ceased all other loan production activities during the fourth quarter of 2002.
      Auto Contracts Receivable
      Auto contracts purchased by the Company are designated as either held-for-sale or held-for-investment.
      Auto contracts held-for-sale are classified as such because the Company does not intend to hold these contracts to maturity. Auto contracts designated as held-for-sale are recorded at cost, including premiums paid to dealers and deferred fees and costs, and are subsequently carried at the lower of cost or estimated fair value. Estimated fair value for these contracts is determined on an aggregate basis using prices for similar contracts in the secondary whole loan or securitization markets. Net unrealized losses, if any, are recognized through a valuation allowance and charged against earnings. When a contract held-for-sale is either charged off or paid off, related dealer premiums and deferred fees and costs are written off against noninterest income.
      All other auto contracts receivable, including the underlying collateral for securitizations accounted for as financings, are designated as held-for-investment and are recorded at cost, including premiums paid to dealers

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
and deferred fees and costs. Dealer premiums and deferred fees and costs are capitalized at the time a loan is granted. The Company recognizes these dealer premiums and deferred fees and costs as yield adjustments over the life of the related contracts using the effective interest method. When a contract is charged off, sold or paid off, unamortized dealer premiums and deferred fees and costs are charged against earnings.
      Auto contracts transferred from the held-for-sale portfolio to the held-for-investment portfolio are recorded at the lower of cost or estimated fair value upon transfer.
      Nonperforming auto contracts are defined as contracts which are 90 days or more delinquent as to principal and interest payments unless the principal and interest are well-secured and in the process of collection. The Company charges off auto contracts receivable and reverses related accrued interest receivable when the contracts become 120 days delinquent. The Company may also designate contracts which are less than 90 days delinquent as nonperforming when the full collection of principal and/or interest is doubtful. The Company generally recognizes interest income on impaired contracts on a cash basis when received.
      Other Loans Receivable
      Prior to September 30, 2002, the Company originated or purchased various types of residential and commercial loans. Pursuant to adoption of the Amended Plan, these loans were considered part of our liquidating asset portfolio and were classified as held-for-sale and were carried at the lower of cost or market on an aggregate basis for each loan type. Market value for these loans was based on prices for similar loans in the secondary whole loan or securitization markets or estimates of proceeds to be obtained through a workout and payoff. Generally, interest accruals on loans 90 days or more past due were discontinued. Interest income on nonaccrual loans was generally recognized on a cash basis when received.
      A loan was considered impaired when, based on current information and events, it was probable that the Company would not collect all amounts due according to the contractual terms of the loan agreement. The Company considered nonperforming loans to be impaired loans. Nonperforming loans were defined as loans 90 days or more delinquent as to principal and interest payments unless the principal and interest were well-secured and in the process of collection. The Company also designated loans less than 90 days delinquent as nonperforming when the full collection of principal and/or interest was doubtful. Impaired loans were measured based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical equivalent, at the loan’s observable market price or the fair value of the collateral if the loan was collateral dependent. Impaired real estate-based loans were generally measured based on the fair value of the collateral because they were collateral dependent. The Company generally recognized interest income on impaired loans on a cash basis when received.

Securitization Transactions and Retained Interests in Securitizations
      BVAC purchases auto contracts with the intention of repackaging them as securitizations. All such securitizations have involved the identification of specific auto contracts, the sale of those contracts (and the associated rights) to a special purpose subsidiary of BVAC, and issuance of asset-backed securities to fund the transactions. Depending upon the structure of the securitization, the transaction may be properly accounted for as a sale or as a secured financing.
      Prior to 2005, the Company structured these transactions as sales in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” For transactions structured as sales, the sold auto contracts were removed from the Company’s consolidated statements of financial condition, the asset-backed securities did not appear as debt of the Company and the Company recognized a gain on the sale of the auto contracts to the trusts. Gains or losses on the securitizations and/or sales of loans are recorded in earnings at the time of the transaction when control over the loans is surrendered and consideration other than beneficial interests in the loans is received. The gain or loss represents the difference between the sum of sale proceeds, net of transaction costs and cash deposited

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
into a securitization trust account in order to enhance the credit rating of the asset-backed securities, and the sum of the Company’s net carrying value of the auto contracts and the present value of future excess cash flow anticipated to be distributed to the Company by the trust over the life of the asset-backed securities. The present value of the anticipated future excess cash flow is an asset which is referred to as a “retained interest” in the securitization.
      These estimated future cash flows, which are comprised of interest income received on the auto contracts less interest paid to investors in the asset-backed securities, credit losses, servicing fees and trust expenses, are initially retained by the trust to build the trust cash account to pre-designated levels and provide further credit enhancement. Once the pre-designated levels of cash are attained, the trust distributes the excess cash flow to BVAC. In recording the gain on sale and the retained interest, the Company has made assumptions in calculating the present value of the future excess cash flow anticipated to be distributed to the Company by the trust over the life of the asset-backed securities.
      The Company designates retained interests as available-for-sale and carries them at fair value. Retained interests are subordinate to investor interests in the related asset-backed securities and their value is subject to credit and prepayment risks in the pool of underlying auto contracts. The Company is not aware of an active secondary market for its retained interests and, accordingly, estimates the fair value of the retained interests by calculating the present value of the future excess cash flow anticipated to be received, using management’s best estimates of key valuation assumptions including credit losses, prepayment speeds and discount rates commensurate with the underlying risks in the anticipated future cash flow. Changes in these assumptions due to differing actual experience or market conditions could affect the value of the Company’s retained interests.
      Unrealized gains and losses on retained interests that are deemed to be temporary are reported in other comprehensive income or loss, net of tax. For retained interests that have experienced a decline in fair value below their amortized cost basis and for which the decline in fair value has been determined to be other-than-temporary, the cost basis of the retained interest is written down to fair value as the new cost basis and the write-down is charged to earnings. The Company recorded other-than-temporary impairment charges related to retained interests of $222 thousand in 2005. There were no impairment charges related to retained interests during 2004 and 2003.
      The following table sets forth the significant assumptions used in the valuation of the Company’s retained interests as of December 31, 2005:

Weighted-average discount rate	10.0%
Range of projected annual credit losses, net	1.45% - 1.65%
Range of projected cumulative credit losses	2.31% - 2.44%
Prepayment speed	1.35 - 1.50 ABS
      Changes in the above assumptions due to differing actual experience or market conditions could affect the value of the Company’s retained interests.
      During 2005, BVAC completed three auto contract securitizations. Under the terms of these transactions, BVAC retained certain rights that resulted in its maintaining control over the transferred receivables and, in accordance with provisions of SFAS No. 140, the Company has accounted for these transactions as secured financings. For securitizations treated as secured financings, the auto contracts are retained on the consolidated statement of financial condition and the securities issued to finance the contracts are recorded as securitization notes payable. The Company records interest income on the securitized contracts and interest expense on the notes issued through the securitized transactions, and records as expense a provision for credit losses on the auto contracts receivable. See Note 10. “Securitization Notes Payable” for additional information on the related auto receivable-backed notes.

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Allowance for Credit Losses
      The allowance for credit losses on auto contracts held-for-investment is established through a provision charged to expense and maintained at a level that the Company believes is sufficient to cover estimated probable losses in this loan portfolio. The Company considers BVAC’s portfolio of auto contracts receivable to be comprised of relatively small balance, homogeneous receivables and, accordingly, determines its allowance for credit losses in accordance with SFAS No. 5, “Accounting for Contingencies.” The allowance for credit losses is evaluated and adjusted on a quarterly basis.
      In determining the level of the allowance for credit losses, the Company evaluates BVAC’s auto contracts held-for-investment using two methodologies. The first methodology is based upon an analysis of BVAC’s historical loss experience using a “vintage” analysis of its past purchases of auto contracts from which BVAC predicts probable losses that are inherent in its portfolio of auto contracts held-for-investment. Under this method, BVAC’s historical credit loss experience is stratified by quarter and correlated with the related auto contracts that have been similarly stratified by the number of quarters that have elapsed since date of purchase. This credit loss data is derived from “static pool” information that has been internally collected on the historical loss experience of BVAC’s portfolio of managed auto contracts. BVAC defines managed auto contracts as the sum of its warehouse inventory of auto contracts receivable plus auto contracts that have been securitized and/or sold with servicing retained by BVAC. The Company also uses a second method for evaluating the sufficiency of the allowance for credit losses. This second method, a “roll rate” analysis, projects the migration of quarter-end auto contracts held-for-investment from current payment status through 30-, 60- and 90-day delinquent status to charge-off and correlates this projection with loss reserve factors.
      These methodologies incorporate quantitative as well as qualitative factors, including historical loss experience, changes in underwriting practices, changes in the credit quality of contracts and an assessment of economic conditions.

Investment in Operating Lease Assets
      The Company purchased and/or originated auto leases characterized as operating leases from March 1998 through June 2000. The asset was recorded as a fixed asset and depreciated on a straight-line basis over the lease term to its estimated residual value. This depreciation and other related expenses, including the amortization of initial direct costs that were deferred and amortized over the lease term, were classified as noninterest expense. Lease payments received were recorded as noninterest income. The Company’s auto lease portfolio was completely liquidated at December 31, 2005. Lease asset balances were $37.3 million at December 31, 2004. Accumulated depreciation and amortization related to the lease assets totaled $27.3 million at December 31, 2004.
      The Company performed a quarterly impairment analysis of its auto lease portfolio in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which the Company adopted effective January 1, 2002. There was no financial statement impact upon adoption of SFAS No. 144. A lease was considered impaired if its gross future undiscounted cash flows were less than the net book value of the lease. The net book value of the lease was defined as the original capitalized cost of the automobile, including initial direct capitalized costs, less the cumulative amount of depreciation recorded against the automobile and the cumulative amount of amortization of the initial direct capitalized costs recorded since the inception of the lease less any impairment charges recorded-to-date on that lease.
      In determining gross future undiscounted cash flows, the Company contracted with Automotive Lease Guide, commonly referred to as ALG, to provide estimates of the residual value of the underlying vehicles at the end of their lease terms assuming that the vehicles were in average condition. The Company then estimated the probability that (i.) the automobiles would be purchased by the lessee prior to the end of the lease term, (ii.) the automobile would be purchased by the lessee at the end of the lease term, either at a

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
discount or at the full contractual residual amount or (iii.) the automobile would be returned at the end of the lease term. These probabilities were estimated using a number of factors, including the Company’s experience-to-date and industry experience.
      Using the projected ALG residual values, the Company’s experience-to-date relative to the projected ALG residual values (for example, for vehicle classes where actual amounts realized were less than what ALG had projected, the Company reduced the projected ALG residual values to equal the Company’s experience-to-date), and the probabilities that each of the three disposition scenarios discussed above would occur, the Company determined a probability-weighted gross future undiscounted cash flow for each auto lease. For those leases where the gross future undiscounted cash flows were less than net book value, the lease was considered impaired.
      For those leases considered impaired, the Company then estimated the fair value of the lease. The fair value was determined by calculating the present value of the future estimated cash flows again assuming the probabilities of each of the three disposition scenarios. The present value was calculated using current market rates, which the Company estimated as the original contract lease rate. An impairment charge was then recorded for the difference between the carrying value and the estimated fair value. The Company’s auto lease portfolio was completely liquidated at December 31, 2005. There were no impairment charges recorded for the years ended December 31, 2005 and 2004. The Company recorded impairment charges of $8.5 million for the year ended December 31, 2003. At December 31, 2004, no vehicles in the Company’s auto lease portfolio were considered impaired under SFAS No. 144. At December 31, 2004, the Company had an allowance of $6.1 million for impairment and additional monthly depreciation charges, net of losses, against its auto lease portfolio.

Real Estate Owned
      Real estate owned is comprised of property acquired through foreclosure and is recorded at the lower of cost (i.e., net loan value) or fair value less estimated costs to sell as of the date of foreclosure. The difference upon foreclosure, if any, is charged to earnings for adverse changes in the fair value of the property. Revenues and other expenses associated with real estate owned are realized and reported as a component of noninterest expense when incurred.

Premises and Equipment
      Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives for each of the various asset categories. These useful lives range from two to ten years.

Intangible Assets
      Goodwill and other intangible assets were written off as of September 30, 2002 with the adoption of liquidation basis accounting. As a result of the Company’s re-adoption of going concern basis accounting as of October 1, 2003, goodwill of $1.8 million was reestablished in BVAC related to the acquisition of California Thrift & Loan in 1996. As required by the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” which the Company adopted as of January 1, 2002, this goodwill is tested for impairment annually.

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

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The Company’s income tax provisions are based upon income taxes payable for the current period as well as current period changes in deferred income taxes. Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory income tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred income taxes for a change in tax rates is recognized through the provision for income taxes during the period of enactment. The Company measures deferred tax assets using the enacted tax rate expected to apply to carryforwards and temporary differences in the periods they are expected to reverse. Under SFAS No. 109, a valuation allowance must be recognized on deferred tax assets if, based upon the weight of available evidence, it is more likely than not that some or all of the assets may not be realized.

Derivative Instruments
      The Company uses derivative instruments to reduce its exposure to interest rate risk embedded in its fixed-rate auto contracts which are funded by floating-rate financing. Rising interest rates reduce the net interest spread produced by auto contracts, a primary component of the Company’s profitability, as well as the economic value of its inventory of auto contracts. Additionally, under the terms of the warehouse credit facility, the indenture trustee maintains derivative instruments to provide interest rate risk protection to BVAC’s lenders. The Company accounts for these derivative instruments in accordance with SFAS No. 133, “Accounting for Derivatives and Hedging Activities.”
      SFAS No. 133 establishes accounting and reporting standards for derivative instruments and requires that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the statement of financial condition as either an asset or liability measured at its fair value. SFAS No. 133 further dictates that the accounting treatment for gains or losses from changes in the derivative instrument’s fair value is contingent on whether the derivative instrument qualifies as a hedge under the standard. Derivative instruments must qualify and be designated as hedges upon their inception and must be effective in substantially reducing the risk arising from the asset or liability identified as exposing the Company to risk throughout the hedge period in order to receive hedge accounting treatment. To qualify as hedges, among other things, derivative instruments must be linked to specific assets or liabilities or pools of similar assets or liabilities. If the derivative instrument does not qualify as a hedge, the gains or losses are reported in the consolidated statement of operations when they occur. If the derivative instrument qualifies and is designated as a hedge under the standard, depending on the type of risk being hedged, the gains and losses are either reported in the consolidated statement of operations, offsetting the fair value change in the hedged item, or reported as accumulated other comprehensive income or loss in the equity section of the consolidated statement of financial condition. If a hedged asset or liability is sold or paid off before maturity of the hedging derivative, the derivative is closed out or settled, and any net settlement amount upon the close-out or termination of the derivative is recognized in earnings. The standard requires that an entity formally document, designate and assess the effectiveness of transactions that receive hedge accounting.
      The Company’s derivative instruments outstanding at December 31, 2005 were comprised of interest rate swap contracts and interest rate caps. The interest rate swap contracts are used to reduce the Company’s exposure to interest rate risk. The interest rate caps are required under the terms of BVAC’s warehouse credit facility and maintained by the indenture trustee, as discussed above. In accordance with SFAS No. 133, these derivative instruments are accounted for as assets or liabilities and recorded at fair value. Because these derivatives were not formally designated as hedges, a requirement for using hedge accounting, changes in fair values are charged or credited to earnings.
      In using derivative instruments, the Company is exposed to potential losses (credit risk) in the event of nonperformance by the counterparties to the agreements. The Company manages the credit risk associated with derivative instruments by adhering to a strict counterparty selection process and by establishing maximum exposure limits with individual counterparties.

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Stock-Based Compensation
      SFAS No. 123, “Accounting for Stock-Based Compensation,” established financial accounting and reporting standards for stock-based compensation plans, including employee stock purchase plans, stock options and restricted stock. SFAS No. 123 encouraged all entities to adopt a fair value method of accounting for stock-based compensation plans, whereby compensation cost is measured at the grant date based upon the fair value of the award and is realized as an expense over the service or vesting period. However, SFAS No. 123 also allowed an entity to continue to measure compensation cost for these plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.”
      SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” amended SFAS No. 123 and provided alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amended required disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure requirements of SFAS No. 148 as of December 31, 2002.
      The Company accounts for its stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with APB No. 25. Under the intrinsic value method, compensation cost is generally the excess, if any, of the quoted market price of the stock at the grant or other measurement date over the exercise price. The exercise price of certain stock-based awards was modified during 2004 and 2005 as a direct result of cash distributions to stockholders. Under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” the modified awards are accounted for as variable. Under variable accounting, total compensation cost is the sum of the intrinsic value to the award (if any) at the original measurement date and the intrinsic value of the modified award that exceeds the lesser of the intrinsic value of the original award at the original measurement date or immediately prior to the modification. Compensation cost is recognized over the vesting period and is adjusted for increases or decreases in the intrinsic value of the modified option.
      Compensation expense recorded under APB No. 25 and FIN No. 44 was $99 thousand for the year ended December 31, 2005. There was no compensation expense recorded under APB No. 25 or FIN No. 44 for the year ended December 31, 2004 and the three-month period ended December 31, 2003. The weighted-average fair value of options granted to employees and directors was $11.99 in 2004. These options were granted at 100% of the market price of the Company’s common stock on the grant date. Modifications to the exercise price of these awards subsequent to the grant date resulted in an adjusted fair value of $12.63 per share. The increase in fair value per share is based upon measurement of the fair value of the stock options immediately before and after the option repricing. There were no options granted during 2005 or 2003. Had compensation expense related to the Company’s stock option awards to employees and directors been determined under the

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
fair value method prescribed under SFAS No. 123, the Company’s net loss and loss per share would have been the pro forma amounts set forth in the table below for the periods indicated:

			For the Three
			Months Ended
	For the Year Ended	For the Year Ended	December 31,
	December 31, 2005	December 31, 2004	2003

	(Dollars in thousands, except per share amounts)
Net loss as reported in Consolidated Statements of Operations and Comprehensive Loss	$(34,450)	$(3,912)	$(673)
Stock-based employee compensation included in net loss as reported	99	—	—
Stock-based employee compensation expense determined under fair value method, net of tax	(189)	(37)	—

Pro forma net loss, after stock-based employee compensation expense	$(34,540)	$(3,949)	$(673)

Net loss per share — basic:
As reported	$(5.22)	$(0.59)	$(0.10)
Pro forma	$(5.24)	$(0.60)	$(0.10)
Net loss per share — diluted:
As reported	$(5.22)	$(0.59)	$(0.10)
Pro forma	$(5.24)	$(0.60)	$(0.10)
      The fair value of options granted was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

For the Year
Ended
December 31,
2004

Dividend yield	—%
Expected volatility of our common stock	85%
Expected risk-free interest rate(1)	3.25%
Expected life of options in years	3.59

(1)	The expected risk-free interest rate was calculated using a term commensurate with the expected life of the options.

Accounting Changes and Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment,” which revised SFAS No. 123 and superseded APB No. 25. SFAS No. 123R requires that the cost of employee services received in exchange for an award of equity instruments, such as stock options or restricted stock, be measured based on the fair value of the award on the grant date and recognized in the statement of income over the vesting period of the award. Securities and Exchange Commission (“SEC”) registrants were originally required to adopt SFAS No. 123R’s provisions at the beginning of their first interim period after June 15, 2005. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 to provide its view on the valuation of share-based payment arrangement for public companies. In April 2005, the SEC announced that registrants could delay adoption of SFAS No. 123R until the first fiscal year beginning after September 2005.

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
During 2005, the FASB issued FASB Staff Position (“FSP”) FAS 123R-1, FSP FAS 123R-2 and FSP FAS 123-3 which amended the guidance in SFAS No. 123R for freestanding financial instruments issued in exchange for employee services, practical accommodation to the application of grant date and transition election related to the tax effects of share-based payment awards, respectively. The Company will adopt the standard as required beginning January 1, 2006 using the modified prospective method of adoption. Under the modified prospective method, the requirements of SFAS No. 123R are applied to all new share-based awards granted after December 31, 2005, and compensation cost for unvested awards outstanding at December 31, 2005 is recognized over the remaining vesting period based upon the grant-date fair value of the award. The Company estimates that the adoption of SFAS 123R will result in approximately $200 thousand of additional expense for the year ending December 31, 2006, assuming no new option grants. The estimated additional expense is based on unamortized expense relating to current outstanding options granted prior to the Company’s implementation of SFAS No. 123R that are expected to vest subsequent to December 31, 2005.
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
      In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This staff position reflects the latest changes to the FASB Emerging Issues Task Force (“EITF”) 03-01, which the Company adopted in December 2003. EITF 03-01 included certain disclosures regarding quantitative and qualitative disclosures for investment securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” that are impaired at the balance sheet date, but an other-than-temporary impairment has not been recognized. FSP FAS 115-1 and FAS 124-1 codifies the guidance set forth in EITF Topic D-44 and clarifies that an investor should recognize an impairment no later than when the impairment is considered other than temporary, even if a decision to sell has not been made. The guidance in this FSP should be applied to reporting periods beginning after December 15, 2005. The Company has determined that FSP FAS 115-1 and FAS 124-1 will not have a material impact on its financial condition, results of operations or cash flows.
      In December 2005, the FASB issued FSP SOP 94-6-1, “Terms of Loan Products That May Give Rise to a Concentration of Credit Risk.” This staff position focuses on disclosures for loan products whose terms may give rise to a concentration of credit risk. The guidance relative to concentration of credit risk is effective for interim and annual periods ending after December 19, 2005. An entity should provide the disclosures required by SFAS No. 107, “Disclosures about Fair Value of Financial Statements,” for loan products that are determined to represent a concentration of credit risk in accordance with FSP SOP 94-6-1. The Company has determined that FSP SOP 94-6-1 will not have a material impact on its financial condition, results of operations or cash flows.

Reclassifications
      Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
Liquidation Basis
      The following is a description of the significant accounting policies applicable to the Company’s valuation of assets and liabilities under liquidation basis accounting for the nine-month period ended September 30, 2003. Only those policies that are different from the going concern basis of accounting are included.

Use of Estimates
      The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as reported in the consolidated statement of net assets (liquidation basis) and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates particularly susceptible to possible changes in the near term relate to the determination of the mark-to-market adjustments on loans and leases, investment in operating lease assets and deferred tax assets.

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

Loans and Leases
      All loans and leases were classified as held-for-sale and reported at net realizable value. Net realizable value for these loans and leases was based on existing external bids from sales contracts or letters of intent or prices for similar loans and leases in the secondary whole loan or securitization markets or estimates of proceeds to be obtained through a workout and payoff. Declines in net realizable value, if any, were recorded on a quarterly basis as a charge through the adjustment for liquidation basis. Accounting policies for interest income and loan fee recognition, classification and accounting treatment of impaired loans were unchanged from going concern basis accounting.

Allowance for Loan and Lease Losses
      Under liquidation basis accounting, loans were designated as held-for-sale and carried at the lower of cost or net realizable value. Upon adoption of liquidation basis accounting effective September 30, 2002, the balance of the existing allowance for loan and lease losses was reallocated to individual loans and leases and groups of homogeneous loans as a mark-to-market allowance on such loans; a separate allowance for credit losses was not maintained.

Real Estate Owned
      Real estate owned was recorded at net realizable value as of the date of foreclosure. The difference upon foreclosure between book value and net realizable value, if any, was expensed to adjustment for liquidation basis accounting. Adjustments to net realizable value, if any, were recorded on a quarterly basis as a charge through the adjustment for liquidation basis accounting. Revenues and other expenses associated with real estate owned were recognized and reported as a component of noninterest expense when incurred.

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Premises and Equipment
      Premises and equipment were stated at cost less accumulated depreciation and amortization. This was considered to approximate net realizable value in accordance with liquidation basis accounting. Depreciation and amortization were computed on a straight-line basis over the estimated useful lives for each of the various asset categories. These useful lives ranged from two to ten years.

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

Note 4.	Loss Per Share
      For the nine months ended September 30, 2003, the Company reported its results using liquidation basis accounting, under which earnings (loss) per share information is not presented. Accordingly, the loss per share information set forth below is for reporting periods where the Company used going concern basis accounting to report its results of operations.
      Basic earnings (loss) per share is calculated by dividing net earnings or loss for the period by the weighted-average common shares outstanding for that period; there is no adjustment to the number of outstanding shares for potential dilutive instruments, such as stock options and warrants. Diluted earnings (loss) per share takes into account the potential dilutive impact of such instruments and uses the average share price for the period in determining the number of incremental shares to add to the weighted-average number of shares outstanding. For the years ended December 31, 2005 and 2004 and the three months ended December 31, 2003, there were potential average common shares of 71,872, 88,797 and 248,120, respectively, related to shares issuable upon the exercise of options and warrants that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the respective periods.

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The following table illustrates the calculation of basic and diluted loss per share for the periods indicated:

			For the Three
	For the Year Ended		Months Ended
			December 31,
	December 31, 2005	December 31, 2004	2003

	(In thousands, except per share amounts)
Net loss	$(34,450)	$(3,912)	$(673)

Weighted-average basic shares outstanding	6,596	6,585	6,419
Add: Dilutive potential common shares	—	—	—

Weighted-average diluted shares outstanding	6,596	6,585	6,419

Basic loss per share	$(5.22)	$(0.59)	$(0.10)
Diluted loss per share	$(5.22)	$(0.59)	$(0.10)

Note 5.	Retained Interests in Securitizations
      Retained interests in securitizations were classified as available-for-sale at December 31, 2005 and 2004. The Company did not maintain a trading portfolio during 2005 and 2004.
      The Company securitized and sold $193.3 million and $453.2 million of auto installment contracts during 2003 and 2002, respectively; these transactions were structured as sales in accordance with SFAS No. 140. The Company retained interests in these securitizations with initial balances of $9.5 million and $23.2 million for 2003 and 2002, respectively. The following tables set forth the activity in the Company’s retained interests in securitizations for the periods indicated:

	For the Year Ended December 31, 2005

	Beginning	Cash		Realized	Change in	Ending
	Balance	Received	Accretion	Gain (Loss)	Unrealized Gain	Balance

	(Dollars in thousands)
2002-LJ-1	$15,622	$(3,543)	$1,417	$—	$532	$14,028
2003-LJ-1	7,014	(1,421)	528	(222)	180	6,079

Totals	$22,636	$(4,964)	$1,945	$(222)	$712	$20,107

	For the Year Ended December 31, 2004

	Beginning	Cash		Realized	Change in	Ending
	Balance	Received	Accretion	Gain (Loss)	Unrealized Loss	Balance

	(Dollars in thousands)
2002-LJ-1	$18,744	$(4,536)	$1,563	$—	$(149)	$15,622
2003-LJ-1	9,846	(3,340)	782	—	(274)	7,014

Totals	$28,590	$(7,876)	$2,345	$—	$(423)	$22,636

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      Retained interest values are subject to credit, prepayment and interest rate risks on the underlying auto contracts. The following table illustrates the significant assumptions utilized in the valuation of retained interests as of the dates indicated:

	At December 31,

	2005	2004

Weighted-average discount rate	10.0%	10.0% - 12.0%
Range of projected annual credit losses	1.45% - 1.65%	1.40% - 1.53%
Range of projected cumulative credit losses	2.31% - 2.44%	2.04% - 2.37%
Prepayment speed	1.35 - 1.50 ABS	1.60 ABS
      At December 31, 2005, the fair value of the Bay View 2002-LJ-1 and 2003-LJ-1 retained interests as a result of immediate 10% and 20% adverse changes in significant assumptions would have decreased as follows:

At December 31, 2005

(Dollars in thousands)
Carrying amount/fair value of retained interests	$20,107
Decrease in fair value from 10% adverse change in discount rate	151
Decrease in fair value from 20% adverse change in discount rate	301
Decrease in fair value from 10% adverse change in projected credit losses	141
Decrease in fair value from 20% adverse change in projected credit losses	282

Note 6.	Auto Installment Contracts and Other Loans Receivable
      The following table sets forth the Company’s portfolio of auto installment contracts and other loans receivable as of the dates indicated:

	At December 31,

	2005	2004

	(Dollars in thousands)
Auto installment contracts and other loans receivable:
Auto installment contracts held-for-sale	$—	$73,462
Premiums, discounts and deferred fees and costs, net	—	1,559

Auto installment contracts held-for-sale, net	—	75,021

Other loans held-for-sale:
Franchise loans	—	583
Asset-based loans	—	319

Total other loans held-for-sale	—	902

Auto installment contracts and other loans held-for-sale, net	—	75,923

Auto installment contracts held-for-investment	105,120	247,219
Securitized auto installment contracts held-for-investment	520,387	—
Premiums, discounts and deferred fees and costs, net	14,393	7,152
Allowance for credit losses	(6,279)	(1,508)

Auto installment contracts held-for-investment, net	633,621	252,863

Auto installment contracts and other loans receivable, net	$633,621	$328,786

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      For the years ended December 31, 2005 and 2004, the Company purchased auto contracts totaling $512.5 million and $295.3 million, respectively.
      During 2005, the Company completed the sale of $6.5 million of loans and received an additional $202.2 million of loan repayments. These loan sales and repayments, totaling $208.7 million, were comprised primarily of auto contracts receivable. During 2004, the Company completed the sale of $33.5 million of loans and received an additional $112.8 million of loan repayments. These loan sales and repayments, totaling $146.3 million, were comprised of $135.4 million of auto contracts, $5.5 million of franchise loans, $4.8 million of business loans and $0.6 million of asset-based loans. Gains of $31 thousand and $344 thousand were realized on loan sales in 2005 and 2004, respectively.
      During 2005, the Company transferred $637.8 million of auto contracts receivable to special purpose entities and issued $627.6 million of auto receivable-backed notes. Under the terms of these notes, BVAC retained certain rights that resulted in its maintaining control over the transferred receivables and, in accordance with provisions of SFAS No. 140, the Company has accounted for these transactions as secured financings.
      There were no loan securitizations during 2004. The Company securitized and sold approximately $193.3 million of auto contracts during 2003. A gain of $0.8 million was recognized on the 2003 securitization. The Company retained servicing responsibilities and subordinated interests in this securitization. The Company’s retained interests are subordinate to investors’ interests. However, investors and the securitization trusts have no recourse to the Company’s other assets for failure of debtors to pay when due.
      The Company serviced auto contracts that it securitized and/or sold of $140.0 million at December 31, 2005, $250.2 million at December 31, 2004 and $405.1 million at December 31, 2003.
      Total impaired loans, consisting of nonaccrual auto contracts and other loans receivable, were $573 thousand, $1.0 million and $7.1 million at December 31, 2005, 2004 and 2003, respectively. Interest on nonaccrual auto contracts and other loans that was not recorded in income was $97 thousand for the year ended December 31, 2005, $342 thousand for 2004 and $1.6 million for 2003. Cash interest that the Company recognized on these nonaccrual auto contracts and other loans was not significant in 2005, 2004 or 2003. The average investment in impaired auto contracts and other loans was $452 thousand for the year ended December 31, 2005, $1.3 million for 2004 and $11.0 million for 2003. At December 31, 2005, the Company had no commitments to lend additional funds to these borrowers.

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The following table sets forth information on delinquent loans (loans delinquent 60 days or more) and net charge-offs in the Company’s managed loan portfolio of auto contracts, franchise and other loans serviced by the Company:

			Principal Amount
			of Loans
			Delinquent 60 Days		Net Charge-Offs
	Loans Receivable		or More

					For the Year Ended
	At December 31,				December 31,

	2005	2004	2005	2004	2005	2004

	(Dollars in thousands)
Auto installment contracts(1)(2)	$773,635	$578,069	$2,472	$1,108	$7,268	$6,404
Franchise loans	—	583	—	583	—	338
Other loans	—	319	—	319	—	52

Total managed loans	773,635	578,971	$2,472	$2,010	$7,268	$6,794

Less:
Securitized and sold loans	140,014	250,185

Loans receivable	$633,621	$328,786

(1)	Includes off-balance sheet amounts associated with securitized auto contracts sold with servicing retained.

(2)	Includes $3.3 million and $0.8 million of net charge-offs from off-balance sheet auto contracts and auto contracts held-for-sale, respectively, for 2005; includes $5.2 million and $1.1 million of net charge-offs from off-balance sheet auto contracts and auto contracts held-for-sale, respectively, for 2004.
      The following table sets forth the activity in the allowance for credit losses on auto contracts held-for-investment as of and for the periods indicated:

	At and For the Year
	Ended December 31,

	2005	2004

	(Dollars in thousands)
Balance at beginning of period	$1,508	$—
Charge-offs	(3,875)	(222)
Recoveries	699	118

Net charge-offs	(3,176)	(104)
Provision for credit losses	7,947	1,612

Balance at end of period	$6,279	$1,508

      Effective September 30, 2002, the Company adopted liquidation basis accounting under which its loans and leases were carried at their net realizable value. Accordingly, the balance of the allowance for credit losses was reallocated as mark-to-market adjustments to individual loans and leases and groups of homogeneous loans in liquidation. In October 2003, the Company re-adopted going concern basis accounting. From October 2003 to May 2004, the Company’s auto contracts were classified as held-for-sale and were carried at the lower of cost or market.

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      Beginning in June 2004, the Company designated a portion of its auto contracts as held-for-investment. Accordingly, the Company established an allowance for credit losses on auto contracts held-for-investment.

Note 7.	Premises and Equipment
      The following table sets forth premises and equipment as of the dates indicated:

	At December 31,

	2005	2004

	(Dollars in thousands)
Leasehold improvements	$756	$647
Furniture and equipment	4,496	4,323

	5,252	4,970
Less:
Accumulated depreciation and amortization	(4,716)	(4,237)

Premises and equipment, net	$536	$733

      Depreciation and amortization expense related to premises and equipment totaled $0.4 million, $0.3 million and $0.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Note 8.	Goodwill and Other Intangible Assets
      Upon re-adoption of going concern basis accounting, the Company reestablished goodwill of $1.8 million in BVAC related to its acquisition of California Thrift & Loan in 1996.
      As of January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that certain goodwill and intangible assets with indefinite useful lives be tested for impairment at least annually rather than amortized, and ceased the amortization of existing goodwill.
      At December 31, 2005, 2004 and 2003, management determined that there was no impairment of goodwill.

Note 9.	Borrowings
      During the second quarter of 2005, BVAC secured a $450.0 million floating-rate, revolving warehouse credit facility to replace a maturing $350.0 million facility originally obtained in 2004. The facility is jointly provided by two lenders (the “Note Purchasers”). The facility is for a term of 364 days and matures on June 19, 2006. The interest rate on the facility is indexed to asset-backed commercial paper rates and/or LIBOR. BVAC draws on the facility to purchase and finance its existing inventory of auto contracts. Substantially all auto contracts retained by BVAC are pledged as collateral for the credit facility. Under the terms of the facility, BVAC draws on the facility by transferring auto contracts to a special purpose entity, a statutory trust, which issues notes to the Note Purchasers. BVAC periodically securitizes or sells auto contracts in order to pay down the line of credit and maintain borrowing capacity.
      At December 31, 2005, $99.7 million was outstanding under this facility with an all-in cost of 5.10%. These borrowings were secured by $102.9 million of auto contracts held-for-investment and cash in trust accounts. At December 31, 2004, $298.8 million was outstanding on the Company’s $350.0 million warehouse line that matured on December 31, 2004, with an all-in cost of 3.34%. These borrowings were secured by $314.5 million of auto contracts. BVAC’s warehouse credit facilities contain various performance triggers and default covenants requiring that BVAC maintain certain cumulative credit loss, delinquency and other

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
financial ratios. As of December 31, 2005 and 2004, all such financial and performance ratios were within required levels.
      On December 31, 2001, the Company completed a structured financing of its auto lease cash flows and recorded $136.5 million in other borrowings. The Company ceased its purchases of auto leases in June 2000 and the contractual auto lease cash flows concluded in December 2005. The transaction was treated as a sale for tax purposes, allowing the Company to capture expiring net operating loss carryforwards and partially reverse the related valuation allowance on deferred tax assets. At December 31, 2004, the balance of the borrowing was $1.9 million. The effective cost of the borrowing for 2004 was 2.00%.
      During 2003, the Company adopted FIN No. 46, “Consolidation of Variable Interest Entities,” and accordingly, deconsolidated Bay View Capital I. As a result, the 9.76% Capital Securities of Bay View Capital I were no longer reflected on the Company’s consolidated statement of financial condition while the underlying 9.76% Junior Subordinated Deferrable Interest Debentures (the “Junior Debentures”), which were acquired by Bay View Capital I, were reflected as borrowings. On June 30, 2004, the Company redeemed the remaining $22.0 million of Junior Debentures and recovered its $2.8 million equity investment in Bay View Capital I through a settlement of its liability with the Trustee. See Note 11. “Capital Securities” for further discussion.

Note 10.	Securitization Notes Payable
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
      On July 28, 2005, BVAC issued $180.9 million of auto receivable-backed notes payable through Bay View 2005-LJ-2 Owner Trust, a special purpose entity. The issue, a senior/ subordinate structure, was comprised of four AAA-rated fixed-rate note classes and three subordinate classes rated down to BBB. Principal is paid out sequentially to the notes. In this transaction, credit support to all classes is provided by excess spread, a reserve account and subordination in the form of an unrated certificate. The notes have final maturities ranging between July 28, 2006 and February 25, 2014 and contain a call provision that grants BVAC the option of calling the notes at any time after the aggregate balance of the receivables has been reduced to 15% of the original pool of receivables. Proceeds from the issuance of the notes were used to repay $180.0 million of borrowings on BVAC’s revolving warehouse credit facility.
      On December 6, 2005, BVAC issued $214.6 million of auto receivable-backed notes payable through Bay View 2005-3 Owner Trust, a special purpose entity. The issue, a senior/ subordinate structure, was comprised of four AAA-rated fixed-rate note classes and three subordinate classes rated down to BBB. Principal is paid out sequentially to the notes. In this transaction, credit support to all classes is provided by excess spread, a reserve account and subordination in the form of an unrated certificate. The notes have final maturities ranging between November 27, 2006 and June 25, 2014 and contain a call provision that grants BVAC the option of calling the notes at any time after the aggregate balance of the receivables has been reduced to 15% of the original pool of receivables. Proceeds from the issuance of the notes were used to repay $213.5 million of borrowings on BVAC’s revolving warehouse credit facility.
      Interest payments are due monthly, in arrears. Interest expense on all securitization notes payable totaled $12.4 million for the year ended December 31, 2005.

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The stated maturities of our securitization notes payable and their weighted-average interest rates at December 31, 2005 were as follows:

	At December 31, 2005

		Weighted-Average
	Amount	Interest Rate

	(Dollars in thousands)
2006	$14,719	4.22%
2007	98	7.09
2008	84,179	3.98
2009	73,500	4.86
2010	165,700	4.36
Thereafter	183,372	5.16

	$521,568	4.65%

Note 11.	Capital Securities
      On December 21, 1998, the Company issued $90.0 million in Capital Securities through Bay View Capital I (the “Trust”). The Capital Securities paid quarterly cumulative cash distributions at an annual rate of 9.76% of the liquidation value of $25 per share. The Capital Securities represented undivided beneficial interests in the Trust. The Company owned all of the issued and outstanding common securities of the Trust. Proceeds from the offering and from the issuance of common securities were invested by the Trust in the Company’s 9.76% Junior Debentures due December 31, 2028 with an aggregate principal amount of $92.8 million. The primary asset of the Trust was the Junior Debentures. The Company fully and unconditionally guaranteed the obligations of the Trust with respect to the Capital Securities to the extent provided in the Guarantee Agreement. Proceeds were used to repay the Company’s $50.0 million Senior Debentures and the balance for general corporate purposes. The all-in cost of the Capital Securities was 9.95%. Prior to the dissolution of the BVB, the Capital Securities had the added benefit of qualifying as Tier 1 capital for regulatory capital purposes.
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

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Note 12.	Income Taxes
      The following table sets forth the Company’s consolidated income tax expense (benefit) for the periods indicated:

	For the Year Ended
	December 31, 2005

	Federal	State	Total

	(Dollars in thousands)
Current provision	$1,276	$360	$1,636
Deferred provision	20,886	—	20,886

Total income tax expense	$22,162	$360	$22,522

	For the Year Ended
	December 31, 2004

	(Dollars in thousands)
Current provision	$—	$2,517	$2,517
Deferred provision	(5,828)	785	(5,043)

Total income tax expense (benefit)	$(5,828)	$3,302	$(2,526)

	For the Year Ended
	December 31, 2003

	(Dollars in thousands)
Current provision	$566	$(7,111)	$(6,545)
Deferred provision	(1,483)	1,592	109

Total income tax benefit	$(917)	$(5,519)	$(6,436)

      The Company recorded income tax expense of $22.5 million for the year ended December 31, 2005 compared to an income tax benefit of $2.5 million and $6.4 million for the years ended December 31, 2004 and 2003, respectively. As a result of the Company’s consolidated pre-tax loss of $11.9 million for the year ended December 31, 2005 and in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” the Company concluded that net deferred tax assets of $46.8 million should be fully reserved at December 31, 2005. With $21.5 million of previously established valuation allowance, the Company recorded a charge to earnings of $25.3 million in the fourth quarter of 2005 to establish a full valuation allowance on its net deferred tax assets at December 31, 2005. Under SFAS No. 109, a valuation allowance must be recognized on deferred tax assets if, based upon the weight of available evidence, it is more likely than not that some or all of the asset may not be realized. The realization of deferred tax assets is dependent on the generation of future taxable income and, given the Company’s history of recent losses, management made a judgment that a full valuation allowance was prudent at this time.
      In reaching this conclusion, the Company did not take into consideration the future taxable income that may arise from the previously announced pending sale of BVAC to AFS and the pending merger with GLB. The Company’s establishment of the full valuation allowance does not affect its net operating loss carryforwards, which totaled $143.4 million at December 31, 2005, and remain available to offset future taxable income. Upon consummation of the merger, the carrying value of the deferred tax assets will be reevaluated as part of purchase accounting based on estimates of the future taxable income of the combined company.
      The effective tax rate used in computing income taxes was (188.8)% for the year ended December 31, 2005 compared to 39.2% for 2004 and 56.2% for 2003. The Company’s 2005 tax rate differed from the 34%

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
federal statutory rate due to the establishment of the full valuation allowance on net deferred tax assets, the effect of state income and franchise taxes, and nondeductible merger-related expenses. The Company’s 2004 and 2003 effective tax rates differed from the 35% federal statutory rate due primarily to the effect of state income and franchise taxes.
      The following table sets forth the reconciliation between the federal statutory income tax rate and the effective income tax rate for the periods indicated. The table reflects the inclusion of dividends on Capital Securities in the determination of income (loss) before income tax expense (benefit):

	For the Year Ended
	December 31,

	2005	2004	2003

Federal statutory income tax rate	34.0%	35.0%	35.0%
State income tax, net of federal tax benefit	4.2	4.2	39.2
Decrease in tax rates on net deferred tax assets	(8.2)	—	—
Nondeductible merger costs	(3.4)	—	—
Increase in valuation allowance	(211.8)	—	—
Increase in contingent tax	(2.2)	—	—
Nondeductible compensation	—	—	(16.3)
Other, net	(1.4)	—	(1.7)

Effective income tax rate	(188.8)%	39.2%	56.2%

      At December 31, 2005 and 2004, the Company had recorded estimates of contingent tax liabilities of $4.4 million and $4.2 million, respectively. If and when these contingent tax liabilities are ultimately paid, it could have a significant impact on cash flows or liquidity of the Company.
      Stockholders’ equity was charged a tax associated with certain adjustments recorded to convert from liquidation basis accounting to going concern basis accounting of $0.6 million for the year ended December 31, 2003.

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The following table sets forth the components of net deferred tax assets as of the dates indicated:

	At December 31,

	2005	2004

	(Dollars in thousands)
Deferred tax assets:
Net operating loss carryforwards	$53,611	$48,808
Alternative minimum tax credit carryforwards	5,193	3,916
Other accrued expenses not deducted for tax purposes	4,438	4,277
Provision for credit losses	2,405	1,065
Auto lease receivable financing	—	743
Mark-to-market adjustments, net	—	504
Other	28	1,259

Gross deferred tax assets	65,675	60,572
Valuation allowance	46,762	21,495

Deferred tax assets, net of valuation allowance	18,913	39,077
Deferred tax liabilities:
Securitizations	15,008	14,486
Mark-to-market adjustments, net	3,797	—
Tax depreciation in excess of book depreciation	83	3,398
Real estate partnership investments	25	25

Gross deferred tax liabilities	18,913	17,909

Net deferred tax assets	$—	$21,168

      The valuation allowance on deferred tax assets was $46.8 million and $21.5 million as of December 31, 2005 and 2004, respectively. In the determination of deferred tax assets, net of the valuation allowance, the Company considered the projected future net income available to absorb the realization of deferred tax assets.
      At December 31, 2005, the federal net operating loss carryforwards were $143.4 million, of which $65.8 million will expire in 2020, $69.5 million will expire in 2023 and $8.1 million will expire in 2025. The Company has federal alternative minimum tax credits of $5.2 million. These credits can be carried forward indefinitely to reduce future regular tax.
      At December 31, 2005, the California net operating loss carryforwards were $63.5 million, of which $42.6 million will expire in 2012, $16.9 million will expire in 2013 and $4.0 million will expire in 2025.

Note 13.	Liquidation Reserve
      The liquidation reserve represents a liability for estimated severance costs, costs related to facilities closures, estimated litigation settlements and related legal expense and other costs associated with the completion of remaining liquidating activities set forth in the Company’s Amended Plan. The liquidation reserve is accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which became effective for exit or disposal activities that were initiated after December 31, 2003, and superseded EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” In accordance with SFAS No. 146, the Company continues to apply certain provisions of EITF 94-3 to its accounting for the liquidation reserve because the Company’s liquidation plan was initiated prior to the initial application date.

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      At December 31, 2005, the remaining balance of the liquidation reserve was $7.8 million and included accruals for severance, facilities, and litigation and other costs of $0.6 million, $5.0 million and $2.2 million, respectively. The following table sets forth balances and activity in the liquidation reserve as of and for the periods indicated:

			Litigation/
	Severance(1)	Facilities(2)	Other(3)	Total

	(Dollars in thousands)
Balance at December 31, 2003	$2,014	$6,379	$3,233	$11,626
Accruals (reversals)	613	485	(1,313)	(215)
Payments	(1,313)	(861)	(381)	(2,555)

Balance at December 31, 2004	1,314	6,003	1,539	8,856
Accruals (reversals)	66	(177)	747	636
Payments	(775)	(881)	(66)	(1,722)

Balance at December 31, 2005	$605	$4,945	$2,220	$7,770

(1)	For the year ended December 31, 2005, accruals included increased severance expense due to employees’ length of service. For the year ended December 31, 2004, accruals represented the cost of additional reductions-in-force which increased severance obligations.

(2)	For the year ended December 31, 2005, reversals were attributable to postponement of a planned move of the Company’s headquarters during 2005. For the year ended December 31, 2004, accruals represented additional abandonment cost attributable to projected delays in subleasing vacated space.

(3)	For the year ended December 31, 2005, accruals were attributable to estimated costs related to litigation. For the year ended December 31, 2004, reversals primarily reflect a reduction of accrued litigation attributable to settlements.

Note 14.	Stock Options
      As of December 31, 2005, the Company had five employee stock option plans and three non-employee director stock option plans. The employee stock option plans were as follows: the “Amended and Restated 1986 Stock Option and Incentive Plan,” the “Amended and Restated 1995 Stock Option and Incentive Plan (the “1995 Plan”),” the “1998-2000 Performance Stock Plan (the “2001 Plan”),” the “1999 FMAC Stock Option, Deferred Stock and Restricted Stock Plan,” and the “2001 Stock Option and Incentive Plan,” which authorize the issuance of 175,943, 250,000, 40,000, 27,058 and 320,000 shares of common stock, respectively. The non-employee director stock option plans were as follows: the “Amended and Restated 1989 Non-Employee Director Stock Option and Incentive Plan,” the “1998 Non-Employee Director Stock Option and Incentive Plan,” and the “2001 Non-Employee Director Stock Option Plan,” which authorize the issuance of up to 55,000, 20,000, and 50,000 shares of common stock, respectively.
      Excluding options for 347,700 shares granted in 2001 that were issued with exercise prices below the then current market value, the exercise price for the purchase of shares subject to a stock option at the date of grant generally may not be less than 100% of the market value of the shares covered by the option on that date. Options generally vest over periods ranging from 6 months to 3 years and expire over periods ranging from 6 years to 13 years. The Company’s stock options generally cancel automatically 90 days after termination of employment.
      All of the stock option plans define a change in control as including a sale of all or substantially all of the Company’s assets, and all of the stock option plans provide for the automatic acceleration of the exercisability of stock options in the event of a change in control with the exception of the 2001 Plan. The 2001 Plan

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
provides for the acceleration of the exercisability of stock options in such circumstances as the stock option committee of the board of directors determines to be appropriate. On August 6, 2002, the stock option committee determined that the consummation of the sale of BVB’s retail banking assets constituted a change in control for purposes of the 2001 Plan and recommended to the Board of Directors the acceleration of the exercisability of the stock options under the 2001 Plan in order that all option holders would be treated equally. On October 3, 2002, the board of directors authorized such acceleration as of that date. Subsequently, the stock option plans were treated as variable plans based on APB No. 25 and FIN No. 44.
      During 2004, 50,000 shares were granted under the 1995 Plan at an exercise price of 100% of the market value of the shares on the grant date. Subsequent to the grant date, the original exercise price was modified to reflect cash distributions the Company made to its stockholders under the Amended Plan as required by the stock option agreements. Accordingly, these stock options were subject to variable accounting based on APB No. 25 and FIN No. 44.
      The following table sets forth the stock options available for grant as of December 31, 2005:

	Employee	Non-Employee
	Stock Option	Director Stock
	and Incentive	Option and
	Plans	Incentive Plans	Total

Shares reserved for issuance	813,001	125,000	938,001
Granted	(973,989)	(113,700)	(1,087,689)
Forfeited	420,203	39,700	459,903
Expired	(210,624)	(28,800)	(239,424)

Total available for grant	48,591	22,200	70,791

      At December 31, 2005, the Company had outstanding options under the plans with expiration dates ranging from the year 2006 through 2014, as set forth in the following table:

	Number of	Exercise Price	Weighted-Average
	Option Shares	Range	Exercise Price

Outstanding at January 1, 2003	520,110	$45.90-344.10	$88.00
Granted	—	—	—
Exercised	(330,783)	45.90-54.10	46.40
Forfeited	(102,597)	54.10-316.30	152.80

Outstanding at December 31, 2003	86,730	68.40-344.10	169.10
Granted(1)	50,000	16.87	16.87
Exercised	—	—	—
Forfeited	(52,630)	70.75-344.06	177.46

Outstanding at December 31, 2004	84,100	16.87-326.88	73.47
Granted	—	—	—
Exercised(2)	(16,668)	14.62	14.62
Forfeited	(18,900)	68.40-316.88	142.56

Outstanding at December 31, 2005(2)	48,532	$14.62-326.88	$64.47

Exercisable at December 31, 2003	86,730	$68.40-344.10	$169.10

Exercisable at December 31, 2004	34,100	$68.40-326.88	$156.47

Exercisable at December 31, 2005	15,200	$68.40-326.88	$173.77

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

(1)	On October 28, 2004, 50,000 stock options granted during 2004 were repriced from $19.37 to $16.87 to reflect the September 30, 2004 cash distribution of $2.50 per share as required by the option agreements.

(2)	On January 27, 2005, 50,000 stock options granted during 2004 were repriced from $16.87 to $14.62 to reflect the December 31, 2004 cash distribution of $2.25 per share as required by the option agreements. On December 28, 2005, 16,668 stock options, representing the vested portion of the grant, were exercised.
      The following table sets forth information about stock options outstanding at December 31, 2005:

	Outstanding
				Exercisable
		Weighted-
	Number of	Average		Number of	Weighted-
	Options	Remaining	Weighted-Average	Options	Average
Range of Exercise Prices	Outstanding	Life (in years)	Exercise Price	Exercisable	Exercise Price

$ 14.62-14.62	33,332	3.68	$14.62	—	$—
68.40-99.69	5,250	6.12	77.14	5,250	77.14
134.69-179.38	3,150	2.11	149.00	3,150	149.00
185.00-185.00	800	3.08	185.00	800	185.00
188.13-188.13	250	3.49	188.13	250	188.13
188.75-188.75	600	0.81	188.75	600	188.75
255.00-255.00	2,300	1.08	255.00	2,300	255.00
299.06-299.06	2,000	2.08	299.06	2,000	299.06
316.25-316.25	350	2.41	316.25	350	316.25
326.88-326.88	500	2.15	326.88	500	326.88

$14.62-326.88	48,532	3.59	$64.47	15,200	$173.77

SFAS No. 123 Pro Forma Disclosure
      The Company adopted SFAS No. 123 effective January 1, 1996, but continued to account for employee and director stock-based compensation plans under the intrinsic value method prescribed by APB No. 25 through December 31, 2005. SFAS No. 123 requires that stock-based compensation to parties other than employees and directors be accounted for under the fair value method. Compensation cost totaling $99 thousand was recognized for stock option awards for employees and directors for the year ended December 31, 2005. No compensation expense was recorded in 2004 or 2003. The weighted-average fair value of options granted to employees and directors in 2004 was $11.99. These options were granted at 100% of the market price of the Company’s common stock on the grant date. Modifications to the exercise price of these awards subsequent to the grant date resulted in an adjusted fair value of $12.63 per share. The increase in fair value per share is based upon measurement of the fair value of the stock options immediately before and after the option repricing. There were no options granted during 2005 or 2003. See Note 3. “Summary of Significant Accounting Policies” for a pro forma calculation of loss and loss per share had compensation cost related to the Company’s stock option awards been determined under the fair value method.

Note 15.	Employee Benefit Plans
      As of December 31, 2005, 1,417 shares of the Company’s common stock were held in treasury under the Company’s non-qualified defined benefit retirement plan for non-employee members of its board of directors. These shares were previously repurchased in the open market at a cost of $0.3 million to be distributed to certain non-employee members of the Company’s board of directors.
      As of December 31, 2005, the Company had $0.1 million included in other liabilities for the remaining benefits owed to certain current and retired executive officers pursuant to a terminated non-qualified

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
supplemental retirement plan for executive officers and $0.6 million in other liabilities for postretirement health care benefits owed to certain retired employees, officers and directors pursuant to a terminated retiree health plan.
      The Company has a 401(k) thrift plan under which an employee with three or more months of service may contribute from 2% to 15% of base salary to the plan. The amount of base salary deferred is not subject to federal or state income taxes at the time of deferral. After one year of service, the Company will match an employee’s contribution up to 100% of the first 6% of the employee’s base salary, depending on the employee’s length of service. The Company’s contribution was $274 thousand, $329 thousand and $429 thousand for the years ended December 31, 2005, 2004 and 2003, respectively.

Note 16.	Derivative Instruments
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
      In accordance with the provisions of SFAS No. 133, the Company’s derivative instruments are being carried at fair value, with changes in such fair value charged or credited to earnings. Prior to the Company’s re-adoption of going concern basis accounting, it accounted for changes in the market value of derivative instruments using liquidation basis accounting. Accordingly, changes in the fair value of these derivative instruments were reflected in the consolidated statements of net assets in liquidation under pre-tax loss from operations, while offsetting changes in the market value of underlying auto contracts were included in changes in estimated values of assets and liabilities.
      The Company was a party to “fixed-for-floating” interest rate swaps with notional principal amounts of $50.0 million and $145.0 million at December 31, 2005 and 2004, respectively. The interest rate swaps mature at various dates between May 2007 and May 2008. During 2005, the Company paid a weighted-average fixed interest rate of 3.22% and received a weighted-average floating interest rate of 3.25%. During 2004, the Company paid a weighted-average fixed interest rate of 2.51% and received a weighted-average floating interest rate of 1.46%. Interest rate swaps decreased interest expense by $62 thousand for the year ended December 31, 2005 and increased interest expense by $1.8 million for the year ended December 31, 2004. The fair value of the interest rate swaps was $1.0 million and $0.4 million at December 31, 2005 and 2004, respectively. To record its interest rate swaps at their fair value, as required by SFAS No. 133, the Company recognized gains of $1.6 million and $2.1 million during 2005 and 2004, respectively. The fair value of the interest rate swaps is included in other assets.
      As discussed in Note 9. “Borrowings,” BVAC draws on its warehouse credit facility by transferring auto contracts to a special purpose entity, a statutory trust, which issues notes to the Note Purchasers. Under the terms of the facility, the trust enters into out-of-the-money interest rate cap contracts, containing terms and conditions required by the Note Purchasers, to provide protection to the Note Purchasers from interest rate risk embedded in the fixed-rate auto contracts that have been transferred to the trust. BVAC incurs the cost of these interest rate caps. The notional amount of these interest rate caps was $226.6 million and $281.3 million at December 31, 2005 and 2004, respectively. The contracts mature between May 2008 and October 2010; the strike rates on the contracts, which are indexed to one-month LIBOR, range between 5.50% and 6.25%. The fair value of the interest rate caps was $0.4 million and $0.7 million at December 31, 2005 and 2004, respectively. The Company recognized $0.4 million and $0.7 million of unrealized losses on interest rate caps for 2005 and 2004, respectively. The fair value of the interest rate caps is included in other assets.

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Note 17.	Commitments and Contingencies

Premises
      At December 31, 2005, the Company occupied two offices, including its corporate headquarters office, and was a party to lease agreements for two former Bay View Franchise Mortgage Acceptance Company offices, both of which were subleased at December 31, 2005. These premises are leased under operating lease agreements expiring at various dates through the year 2012. In most instances, these lease arrangements include options to renew or extend the lease at market rates.
      Future minimum payments under noncancellable lease obligations are summarized below. These payments have not been reduced to reflect approximately $4.2 million in cumulative sublease rental income from existing sublease rental arrangements through the year 2011.

Operating Lease
Payments

(Dollars in thousands)
2006	$2,606
2007	2,649
2008	2,420
2009	1,931
2010	1,994
Thereafter	3,121

$14,721

      Included in the table above are future minimum lease payments of $13.7 million related to the Company’s liquidating activities. At December 31, 2005, the Company had accrued $4.9 million for future rent payments and related operating expenses, net of estimated sublease income, as facilities costs as described in Note 13. “Liquidation Reserve.” Excluding costs related to liquidating activities, rental expense was $1.1 million for the year ended December 31, 2005, $1.2 million for 2004 and $1.2 million for 2003. Excluding liquidating activities, there was no sublease rental income for the year ended December 31, 2005, $18 thousand for 2004 and $186 thousand for 2003.

Loans and Standby Letter of Credit
      At December 31, 2005 and 2004, the Company had contingent liabilities of $14.4 million and $14.5 million, respectively, related to a standby letter of credit that BVB had provided on bonds issued by a community housing development in Northern California. This letter of credit has been secured by a cash deposit of a corresponding amount which is included in restricted cash. The Company had no outstanding lending commitments at December 31, 2005 and 2004. There were no outstanding recourse and subordination contingencies at December 31, 2005 and 2004.

Litigation
      On August 29, 2003, Financial Security Assurance Inc. (“FSA”) filed a complaint against the Company and BVB in the United States District Court for the Southern District of New York. The complaint, as amended, alleges breaches of representations and warranties or indemnity obligations with regard to a number of loans that served as collateral for two securitizations involving the Company and/or a former subsidiary, Bay View Franchise Mortgage Acceptance Company, that were effected in 1998 and 2000. FSA guaranteed certain payments in connection with these securitizations. The Company vigorously denies any liability to

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
FSA and has asserted numerous defenses to each of FSA’s claims. The Company has also filed counterclaims against FSA.
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
      The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” Fair value estimates, methods and assumptions, set forth below for the Company’s financial instruments, are made solely to comply with the requirements of SFAS No. 107 and should be read in conjunction with the Company’s consolidated financial statements and related notes.
      The Company has determined the estimated fair value amounts by using market information and valuation methodologies that it considers appropriate. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could realize or has realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For all of these reasons, the aggregation of the fair values presented does not represent, and should not be construed to represent, their underlying value.
      The following methods and assumptions have been used to estimate the fair value of each class of financial instrument for which it was practicable to estimate the value:

Cash, cash equivalent and restricted cash: This category includes cash and deposits due from depository institutions and money market funds. The cash equivalents were readily convertible to known amounts of cash or are so near their maturity that they present insignificant risk of changes in value. For these short-term financial instruments, the carrying amount approximated fair value.

Retained interests in securitizations: The fair value of retained interests in securitizations was estimated by discounting future cash flows using a discount rate commensurate with the risks involved.

Auto installment contracts and other loans receivable: The fair value of auto contracts and other loans was based on prices for similar loans in the secondary whole loan or securitization markets with similar credit terms and remaining maturities. Prepayment estimates were based on historical experience for similar loans.

Warehouse credit facility and other borrowings: These borrowings, which include BVAC’s floating-rate warehouse credit facility at December 31, 2005 and 2004 and a structured financing of the Company’s auto lease cash flows as of December 31, 2004, mature within one year of the reported balance sheet date. For such borrowings, the carrying amount approximated fair value.

Securitization notes payable: The fair value of securitization notes payable was based on quoted market prices for the individual notes.

Interest rate swaps: The fair value of interest rate swaps is the estimated amount that the Company would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparties.

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Interest rate caps: The fair value of interest rate caps is the estimated amount that the Company would receive or pay to terminate the cap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the cap counterparties.

Limitations: The fair value estimates presented below were based on pertinent information available to the Company as of December 31, 2005 and 2004. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, these amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented below.
      The following table sets forth the estimated fair values of the Company’s financial instruments as of the dates indicated:

	At December 31,

	2005		2004

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(Dollars in thousands)
Financial assets:
Cash, cash equivalents and restricted cash	$44,036	$44,036	$31,292	$31,292
Retained interests in securitizations	20,107	20,107	22,636	22,636
Auto installment contracts and other loans receivable	633,621	635,131	328,786	329,207
Financial liabilities:
Warehouse credit facility and other borrowings	99,727	99,727	300,650	300,650
Securitization notes payable	521,568	518,270	—	—
Interest rate swaps	997	997	398	398
Interest rate caps	433	433	698	698

Note 19.	Selected Quarterly Results of Operations (Unaudited)

	For the Year Ended December 31, 2005

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(Dollars in thousands, except per share amounts)
Interest income	$7,071	$9,120	$11,285	$12,777
Net interest income	3,393	4,014	4,957	5,272
Provision for credit losses	837	1,793	1,257	4,060
Loss before income taxes	(491)	(2,493)	(2,165)	(6,779)
Net loss	(334)	(1,546)	(1,364)	(31,206)
Basic loss per share(1)	$(0.05)	$(0.23)	$(0.21)	$(4.73)
Diluted loss per share(1)	$(0.05)	$(0.23)	$(0.21)	$(4.73)

Bay View Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	For the Year Ended December 31, 2004

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(Dollars in thousands, except per share amounts)
Interest income	$4,912	$5,212	$5,960	$6,525
Net interest income	2,970	3,049	3,813	3,932
Provision for credit losses	—	521	331	760
Loss before income taxes	(1,483)	(291)	(2,662)	(2,002)
Net loss	(901)	(177)	(1,618)	(1,216)
Basic loss per share(1)	$(0.14)	$(0.03)	$(0.25)	$(0.18)
Diluted loss per share(1)	$(0.14)	$(0.03)	$(0.25)	$(0.18)

(1)	Loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly loss per share amounts may not equal the annual amount. This is caused by rounding and the averaging effect of the number of share equivalents outstanding throughout the year, which changes with the market price of the common stock.
      The increase in net loss for the fourth quarter of 2005, compared with previous quarters in 2005, was due primarily to a charge to earnings of $25.3 million in the fourth quarter of 2005 to establish a full valuation allowance on net deferred tax assets of $46.8 million at December 31, 2005. Other factors that contributed to the increased net loss included increased provision for credit losses to increase BVAC’s allowance for credit losses in response to growth in auto contracts held-for-investment and increased loan charge-offs attributed to a change in the federal bankruptcy laws during the fourth quarter of 2005. Results for the fourth quarter of 2005 also included increased professional and legal fees, including costs related to proposed merger and sale transactions.

Note 20.	Subsequent Events
      On January 30, 2006, the Federal Reserve Bank of New York approved the Company’s application to become a bank holding company through its proposed merger with GLB, which is headquartered in Buffalo, New York. On March 2, 2006, the New York State Banking Board approved the proposed merger. Upon consummation of the merger, GBSB will become a wholly owned subsidiary of the Company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Bay View Capital Corporation
      We have audited the accompanying consolidated statements of financial condition of Bay View Capital Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bay View Capital Corporation and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Bay View Capital Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 21, 2006 expressed an unqualified opinion on management’s assessment and an unqualified opinion on internal control effectiveness.
/s/ Grant Thornton LLP

San Francisco, California
March 21, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Bay View Capital Corporation and Subsidiaries:
      We have audited the accompanying consolidated statements of operations and comprehensive loss and of stockholders’ equity for the period from October 1, 2003 to December 31, 2003, the consolidated statement of changes in net assets in liquidation for the period from January 1, 2003 to September 30, 2003, and the consolidated statement of cash flows for the year ended December 31, 2003 of Bay View Capital Corporation and Subsidiaries (the “Company”). Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
      As discussed in Note 1 to the consolidated financial statements, the Board of Directors of the Company approved a change of the plan of liquidation on October 23, 2003. As a result, the Company changed its basis of accounting from the liquidation basis to the going concern basis effective October 1, 2003.
      In our opinion, such consolidated financial statements present fairly, in all material respects, (1) the results of the operations for the period from October 1, 2003 to December 31, 2003 of Bay View Capital Corporation and subsidiaries, (2) the changes in their net assets in liquidation for the period from January 1, 2003 to September 30, 2003, and (3) their cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP

San Francisco, California
March 12, 2004

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
      Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2005. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file under the Exchange Act is recorded, processed, summarized and reported on a timely basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and without material misstatement.
      Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2005, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file under the Exchange Act and our disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.

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
      Under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management has conducted a review, evaluation and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, using the criteria set forth for effective internal control over financial reporting as described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), our management makes the following assertions:

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
      As of December 31, 2005, management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our internal control over financial reporting was effective.

      Grant Thornton LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2005 based on criteria established by COSO. The report of Grant Thornton LLP dated March 21, 2006 is included below.

Limitations on the Effectiveness of Controls
      Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. In addition, controls can be circumvented by the individual acts of some persons, by the collusion of two or more persons or by management’s override of the controls. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and our Chief Financial Officer have concluded that our controls and procedures are effective at that reasonable assurance level.

Changes in Internal Control Over Financial Reporting
      During the quarter ended December 31, 2005, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that the two remaining material weaknesses in our internal controls over financial reporting, which we initially reported as of December 31, 2004, have been remediated. There were no other changes in our internal controls over financial reporting identified in connection with the evaluation of such controls that occurred during our most recent fiscal quarter that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
      A description of the two changes in our internal controls remediated during the quarter ended December 31, 2005 is as follows:

•	Insufficient Qualified Accounting Personnel — Prior to the quarter ended December 31, 2005, our management, including our Chief Executive Officer and our Chief Financial Officer, had concluded that we had insufficient qualified accounting personnel to identify and resolve complex accounting issues on a timely basis and a lack of appropriate resources resulting in insufficient supervision and review of our financial reporting process. We subsequently retained a qualified independent advisory firm to provide guidance relating to the application of complex accounting principles and retained additional senior accounting personnel to provide sufficient supervision and review of our financial reporting process. Management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that these actions have remediated that material weakness.

•	Third-Party Service Organizations — Prior to the quarter ended December 31, 2005, we were unable to assess the effectiveness of the internal controls of one of Bay View Acceptance Corporation (“BVAC”)’s third-party service organizations. The third-party organization’s processes are an integral part of BVAC’s auto installment loan process, which is part of our internal control over financial reporting. During the quarter ended December 31, 2005, we received a SAS 70 Type II report from this third party service organization. Management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that this action has remediated that material weakness.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON MANAGEMENT’S ASSESSMENT OF THE EFFECTIVENESS OF INTERNAL CONTROL
OVER FINANCIAL REPORTING AND THE EFFECTIVENESS
OF INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Shareholders and Board of Directors of
Bay View Capital Corporation and Subsidiaries
      We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”, that Bay View Capital Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We do not express an opinion or any other form of assurance on management’s statements included in this Item 9A, Controls and Procedures, other than those statements included under Management’s Report on Internal Control Over Financial Reporting.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Bay View Capital Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended and our report dated March 21, 2006 expressed an unqualified opinion on those consolidated financial statements.
/s/ Grant Thornton LLP

San Francisco, California
March 21, 2006

Item 9B.	Other Information
      None.
Part III

Item 10.	Directors and Executive Officers of the Registrant
      Information concerning our executive officers, our directors and compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) by our directors, executive officers and beneficial owners of 10% or greater of our equity securities is incorporated by reference to our proxy statement relating to our 2006 annual meeting of stockholders, or will be included in an amendment to this Annual Report on Form 10-K, that will be filed with the SEC not later than April 30, 2006. The compensation report and performance graph to be included in the proxy statement pursuant to items 402(k) and 402(l) of Regulation S-K are specifically not incorporated by reference.
      We have adopted a Code of Ethical Conduct that applies to our directors, executive officers, employees and others acting on our behalf, including our principal executive officer, principal financial and accounting officer, and any other person performing similar functions. A copy of the Code of Ethical Conduct is filed in this Report as Exhibit 14.

Item 11.	Executive Compensation
      Information concerning executive compensation is incorporated by reference to our proxy statement relating to our 2006 annual meeting of stockholders, or will be included in an amendment to this Annual Report on Form 10-K, that will be filed with the SEC not later than April 30, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Information concerning security ownership of certain beneficial owners and management and the Equity Compensation Plans table are incorporated by reference to our proxy statement relating to our 2006 annual meeting of stockholders, or will be included in an amendment to this Annual Report on Form 10-K, that will be filed with the SEC not later than April 30, 2006.

Item 13.	Certain Relationships and Related Transactions
      Information concerning certain relationships and related transactions is incorporated by reference to our proxy statement relating to our 2006 annual meeting of stockholders, or will be included in an amendment to this Annual Report on Form 10-K, that will be filed with the SEC not later than April 30, 2006.

Item 14.	Principal Accountant Fees and Services
      Information concerning principal accounting fees and services is incorporated by reference to our proxy statement relating to our 2006 annual meeting of stockholders, or will be included in an amendment to this Annual Report on Form 10-K, that will be filed with the SEC not later than April 30, 2006.
Part IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) (1) and (2):

Our Financial Statements and Supplementary Data contained in Item 8 are filed as part of this report. All financial statement schedules have been omitted as the required information is not applicable or has been included in our financial statements and related notes.

      (a) (3):

Exhibits are listed in the table below.

Regulation		Reference to Prior
S-K		Filing or Exhibit
Exhibit		Number Attached
Number	Document	Hereto

2	Plan of acquisition, reorganization, arrangement, liquidation or succession:
	Agreement and Plan of Merger by and between Bay View Capital Corporation and Great Lakes Bancorp, Inc. dated as of October 26, 2005	2a
3	Articles of Incorporation	3a
	Bylaws	3b
4	Instruments defining the rights of security holders, including indentures:
	Articles of Incorporation	3a
	Bylaws	3b
	Specimen of common stock certificate	4a
9	Voting trust agreement	None
10	Material contracts:
	First Supplemental Indenture between Bay View 2005-LJ-1 Owner Trust, Issuer and Deutsche Bank Trust Company Americas, Indenture Trustee dated as of June 3, 2005, to the Indenture dated as of February 1, 2005	10.1
	Amended and Restated Indenture by and between Bay View 2005 Warehouse Trust, Issuer and JPMorgan Chase Bank, N.A., Indenture Trustee dated as of November 11, 2005	10.2
	Amended and Restated Note Purchase Agreement among Bay View Acceptance Corporation, the Contributor, Bay View 2005 Warehouse Trust, the Issuer, Falcon Asset Securitization Corporation and Fairway Finance Company, LLC, the Initial Purchasers, JPMorgan Chase Bank, N.A. and Harris Nesbitt Corp., the Lender Group Agents, JPMorgan Chase Bank, N.A. and Bank of Montreal, the Financial Institutions and JPMorgan Chase Bank, N.A., the Administrative Agent dated as of November 11, 2005	10.3
	Amended and Restated Sales and Servicing Agreement by and among Bay View 2005 Warehouse Trust, as Issuer, Bay View Warehouse Corporation, as Depositor, Bay View Acceptance Corporation, as Servicer and as Contributor and JPMorgan Chase Bank, N.A. as Indenture Trustee and Systems & Services Technologies, Inc., as Backup Servicer dated as of November 11, 2005	10.4
	Form of Voting Agreement by and among certain directors and officers of Great Lakes Bancorp, Inc. and Bay View Capital Corporation dated as of October 26, 2005	10a
	Stock Purchase Agreement among AmeriCredit Financial Services, Inc., Bay View Capital Corporation and Bay View Acceptance Corporation dated as of November 7, 2005	10b
	Amended and Restated Agreement between Bay View Warehouse Corporation, as Depositor and Wilmington Trust Company, as Owner Trustee dated as of June 20, 2005	10c
	Contribution Agreement by and between Bay View Acceptance Corporation, as Contributor and Bay View 2005 Warehouse Trust, as Depositor dated as of June 20, 2005	10c

Regulation		Reference to Prior
S-K		Filing or Exhibit
Exhibit		Number Attached
Number	Document	Hereto

	Custodian Agreement among Bay View Acceptance Corporation, as Custodian, Bay View 2005 Warehouse Trust, as Issuer and JPMorgan Chase Bank, N.A., as Indenture Trustee dated as of June 20, 2005	10c
	Indenture by and between Bay View 2005 Warehouse Trust, as Issuer and JPMorgan Chase Bank, N.A., as Indenture Trustee dated as of June 20, 2005	10c

Note Purchase Agreement among Bay View Acceptance Corporation, the Contributor, Bay View 2005 Warehouse Trust, the Issuer, Falcon Asset Securitization Corporation and Fairway Finance Company, LLC, the Initial Purchasers, JPMorgan Chase Bank, N.A. and Harris Nesbit Corp., the Lender Group Agents, JPMorgan Chase Bank, N.A. and Bank of Montreal, the Financial Institutions and JPMorgan Chase Bank, N.A., the Administrative Agent dated as of June 20, 2005
10c

Sale and Servicing Agreement by and among Bay View 2005 Warehouse Trust, as Issuer, Bay View Warehouse Corporation, as Depositor, Bay View Acceptance Corporation, as Servicer and Contributor and JPMorgan Chase Bank, N.A., as Indenture Trustee and Systems & Services Technologies, Inc., as Backup Servicer dated as of June 20, 2005
10c
	Employment Contract with P.K. Chatterjee	10d
	Supplemental Executive Retirement Plan	10e
	Senior Management Incentive Plan	10e
	Senior Management Long-Term Incentive Plan	10e
	Amended and Restated 1986 Stock Option and Incentive Plan	10f
	Amendment No. One to the 1986 Stock Option and Incentive Plan	10g
	Amendment No. One to the Amended and Restated 1995 Stock Option and Incentive Plan	10g
	Amendment No. Two to the Amended and Restated 1995 Stock Option and Incentive Plan	10g
	Amended and Restated 1989 Non-Employee Director Stock Option Plan	10h
	Deferred Compensation Plan	10i
	Amended and Restated 1995 Stock Option and Incentive Plan	10j
	1998 — 2000 Stock Performance Plan	10k
	1998 Non-Employee Director Stock Option and Incentive Plan	10k
	Supplemental Phantom Stock Unit Plan	10l
	2001 Equity Incentive Plan for Employees	10m
	2001 Non-Employee Director Stock Option Plan	10n
	Amendment No. One to the Stock in Lieu of Cash Compensation Plan for Non-Employee Directors	10o
	Amendment No. Three to the Amended Outside Directors Retirement Plan	10o
11	Statement re computation of per share earnings	11
12	Statements re computation of ratios	12
13	Annual Report to security holders	Not required
14	Code of Ethical Conduct	14

Regulation		Reference to Prior
S-K		Filing or Exhibit
Exhibit		Number Attached
Number	Document	Hereto

16	Letter re change in certifying accountant	Not required
18	Letter re change in accounting principles	None
21	Subsidiaries of the Registrant	21
22	Published report regarding matters submitted to vote of security holders	None
23	Consent of Grant Thornton LLP	23.1
	Consent of Deloitte & Touche LLP	23.2
24	Power of attorney	Not required
31	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	31.1
31	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	31.2
32	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002	32.1
32	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002	32.2
99	Additional Exhibits	None
(References to Prior Filings)

2a	Filed as exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed October 28, 2005 (File No. 001-14879)
3a	Filed as exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, as amended on Form 10-Q/A on May 10, 2005 (File No. 001-14879)
3b	Filed as exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed February 1, 2006 (File No. 001-14879)
4a	Filed as exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed March 24, 2000 for the year ended December 31, 1999 (File No. 001-14879)
10a	Filed as exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 28, 2005 (File No. 001-14879)
10b	Filed as exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 9, 2005 (File No. 001-14879)
10c	Filed as exhibits 10.1 to 10.6, respectively, to the Registrant’s Quarterly Report on Form 10-Q filed August 5, 2005 for the quarter ended June 30, 2005 (File No. 001-14879)
10d	Filed as exhibit 10.a to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2004 for the quarter ended September 30, 2004 (File No. 001-14879)
10e	Filed as exhibits 10.6 to 10.8, respectively, to the Registrant’s Annual Report on Form 10-K filed March 30, 1993 for the year ended December 31, 1992 (File No. 000-17901)
10f	Filed as exhibit 4 to the Registrant’s Registration Statement on Form S-8 filed August 11, 1995 (File No. 33-95724)
10g	Filed as exhibits 10 to 10.2, respectively, to the Registrant’s Quarterly Report on Form 10-Q filed November 12, 1999 for the quarterly period ended September 30, 1999 (File No. 001-14879)
10h	Filed as exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed July 26, 1991 (File No. 33-41924)

10i	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as amended on Form 10-K/ A on June 27, 1997 (File No. 000-17901)
10j	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as amended on Form 10-K/ A on June 27, 1997 (File No. 000-17901)
10k	Filed as an appendix to the Registrant’s Definitive Proxy Statement on Schedule 14-A filed April 20, 1998 (File No. 000-17901)
10l	Filed as exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2000 for the year ended December 31, 1999 (File No. 001-14879)
10m	Filed as exhibit 10 to the Registrant’s Registration Statement on Form S-8 filed September 27, 2001 (File No. 333-70372)
10n	Filed as exhibit 10 to the Registrant’s Registration Statement on Form S-8 filed September 27, 2001 (File No. 333-70362)
10o	Filed as exhibits 10.1 and 10.2, respectively, to the Registrant’s Annual Report on Form 10-K filed March 19, 2003 for the year ended December 31, 2002 (File No. 001-14879)
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
Date: March 21, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Robert B. Goldstein Robert B. Goldstein Chairman of the Board	By: /s/ Charles G. Cooper Charles G. Cooper, Director President and Chief Executive Officer (Principal Executive Officer)
Date: March 21, 2006	Date: March 21, 2006

By: /s/ Prodyodth K. Chatterjee Prodyodth K. Chatterjee, Director Executive Vice President and Director of Retail Operations	By: /s/ Joel E. Hyman Joel E. Hyman Director
Date: March 21, 2006	Date: March 21, 2006

By: /s/ Frederick W. Dreher Frederick W. Dreher Director	By: /s/ Daniel W. Porter Daniel W. Porter Director
Date: March 21, 2006	Date: March 21, 2006

By: /s/ Roger K. Easley Roger K. Easley Director	By: /s/ John W. Rose John W. Rose Director
Date: March 21, 2006	Date: March 21, 2006

By: /s/ Thomas M. Foster Thomas M. Foster Director

Date: March 21, 2006