Form 10-K/A
period 2005-12-31
BAY VIEW CAPITAL CORP
filed 2006-03-27
CIK 840387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

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
Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark whether the registrant qualifies as a well-known seasoned issuer.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated Filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company. Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005 was $102,940,439, based upon the price at which the common equity was last sold on the New York Stock Exchange on such date. Registrant has submitted a 2005 CEO certification with no qualifications to the New York Stock Exchange pursuant to Rule 303A.12(a).
There were 6,613,099 shares of Common Stock, $0.01 par value, outstanding as of February 28, 2006.
DOCUMENTS INCORPORATED BY REFERENCE:
None.

PART III
Item 10. Directors and Executive Officers of the Registrant.
Directors
     The names of directors of Bay View Capital Corporation (“BVCC”), together with certain information about them, are as follows:

Name	Age	Director Since	Term to Expire

Prodyodth K. Chatterjee	57	2005	2007
Charles G. Cooper	58	2002	2006
Frederick W. Dreher	65	2004	2008
Roger K. Easley	69	1984	2008
Thomas M. Foster	63	1993	2006
Robert B. Goldstein	65	2001	2007
Joel E. Hyman	57	2002	2007
Daniel W. Porter	50	2005	2006
John W. Rose	56	2002	2008
     The business experience of each of the above persons for at least the last five years is as follows:
     Mr. Chatterjee joined BVCC in September 2004 as Executive Vice President, Director of Retail Operations and as President and Chief Executive Officer of Bay View Acceptance Corporation (“BVAC”). Prior to joining BVCC, Mr. Chatterjee served as Executive Vice President, Head of Consumer Lending, of AmSouth Bank, Birmingham, Alabama from 1997 to 2002 and as Executive Vice President, Head of Retail Lending, of U.S. Bancorp, Portland, Oregon from 1995 to 1997.
     Mr. Cooper has served as BVCC’s President since October 2002 and as BVCC’s Chief Executive Officer since December 2002, when Mr. Goldstein resigned from those positions. Mr. Cooper also served as President of BV Bank from October 2002 and Chief Executive Officer of BV Bank from December 2002 until BV Bank’s September 2003 dissolution. Mr. Cooper served as Executive Vice President and Chief Credit Officer of BVCC and BV Bank from May 2001 to October 2002. Prior to joining BVCC, Mr. Cooper served as Executive Vice President and Chief Credit Officer of Lone Star Bank of Dallas, Texas from 2000 to 2001 and Senior Vice President of Loan Administration of Compass Bank, Dallas, Texas from 1996 to 2000.

     Mr. Dreher joined BVCC’s board of directors in November 2004. Mr. Dreher is a senior partner with the law firm of Duane Morris LLP, Philadelphia, Pennsylvania, where he has practiced since 1965. See “Certain Transactions.” Mr. Dreher also currently serves on the boards of directors of Donegal Mutual Insurance Company, Marietta, Pennsylvania; Le Mars Insurance Company, Le Mars, Iowa; The Peninsula Insurance Company, Salisbury, Maryland; Peninsula Indemnity Company, Salisbury, Maryland and Province Bank, FSB, Lancaster, Pennsylvania.
     Mr. Easley has served as Chairman, President and Chief Executive Officer of Seven-Up Bottling Company of San Francisco, California since 1997.
     Mr. Foster is a retired independent financial consultant with over 30 years of banking and financial experience. During his career, he worked with multinational banks and industrial corporations on acquisitions and restructuring matters.
     Mr. Goldstein joined BVCC in March 2001 as President, Chief Executive Officer and a director. He was elected Chairman of BVCC’s board of directors in October 2002. In October 2002, he resigned as President and in December 2002, he resigned as Chief Executive Officer. Prior to joining BVCC, Mr. Goldstein served as President of the Jefferson Division of Hudson United Bank in Philadelphia from 2000, when Hudson United Bancorp acquired Jeff Banks, to 2001, and was President of Jeff Banks Inc., from 1998 to 2000. Prior to these positions, Mr. Goldstein held several President and Chief Executive Officer positions with banks in Pennsylvania and Connecticut. Mr. Goldstein currently serves on the boards of directors of F.N.B. Corporation, Hermitage, Pennsylvania; Luminent Mortgage Capital, Inc., San Francisco, California and RS Group Holdings, Inc., a privately owned trust services company in New York City, New York.
     Mr. Hyman is currently self-employed as a consultant. From July 2004 to June 2005, he was Vice President for Cohen Brothers and Company where he was responsible for equity research. Prior to his position at Cohen Brothers and Company, he was President and Chief Executive Officer of Stonebridge Financial Corporation and Stonebridge Bank of West Chester, Pennsylvania, from January 2004 to June 2004. Mr. Hyman held the positions of Chief Financial Officer and Treasurer with Regent National Bank in Philadelphia, Pennsylvania, Farmers & Mechanics Bank and Tolland Bank, in Tolland, Connecticut at intervals between 1990 to 1998 and as Director of Finance for Fleet Bank Credit Card Services in Pennsylvania from 1998 to 2001. He was self-employed from May 2001 to January 2004.
     Mr. Porter has been a Senior Advisor for Bear Stearns Merchant Banking, LLC since December 2004. Prior to his current position, he was President and Chief Executive Officer of WMC Mortgage from October 2003 to July 2004 and Chairman and Chief Executive Officer of Wells Fargo Financial from 1999 to July 2003. In addition, Mr. Porter held the position of President for the European Transportation Group with GE Capital and was the Managing

Director of GE Capital Europe. Mr. Porter has extensive consumer lending and automobile financing experience.
     Mr. Rose currently serves as President and Chief Executive Officer of McAllen Capital Partners, a financial advisory firm that specializes in bank, thrift and finance company turn-around investments. From May 2001 to November 2002, he served as BVCC’s Executive Vice President and Chief Financial Officer. From 1992 to 2001, he was President of McAllen Capital Partners. Mr. Rose also currently serves on the boards of directors of Jacksonville Bancorp, Jacksonville, Florida; F.N.B. Corporation, Hermitage, Pennsylvania, Lifeline Shelters Systems, Inc., Columbus, Ohio and White River Capital Corp.
     BVCC’s board of directors has concluded that the following directors are independent in accordance with the director independence standards of the New York Stock Exchange, and has determined that none of them has a material relationship with BVCC that would impair his independence from management or otherwise compromise his ability to act as an independent director: Frederick W. Dreher, Thomas M. Foster, Roger K. Easley, Joel E. Hyman and Daniel W. Porter.
     In making its determination with respect to Mr. Dreher, BVCC’s board of directors considered the fact that Mr. Dreher is a senior partner of the law firm of Duane Morris LLP. Duane Morris LLP has rendered legal services to BVCC and its subsidiaries since 2001. The Board of Directors considered this relationship in light of the attributes it believes need to be possessed by independent directors, including personal financial substance and a lack of economic dependence on his relationship with BVCC. BVCC’s board of directors concluded that Mr. Dreher’s relationships, rather than interfering with his ability to be independent from management, are consistent with the substance that have made and continue to make him an independent board member.
Executive Officers
     The following table sets forth certain information regarding BVCC’s executive officers:

			Year
Name	Age	Position	Appointed
Charles G. Cooper	58	Director, President and Chief Executive Officer	2002
Prodyodth K. Chatterjee	57	Director, Executive Vice President and Director of Retail Operations, Bay View Capital Corporation and President and Chief Executive Officer, Bay View Acceptance Corporation	2004

			Year
Name	Age	Position	Appointed
John Okubo	52	Executive Vice President and Chief Financial Officer	2002
Sossy Soukiassian	42	Senior Vice President and General Auditor	2002
     The business experience of each of BVCC’s executive officers is as follows:
     Mr. Cooper’s background is described under “Directors” above.
     Mr. Chatterjee’s background is described under “Directors” above.
     Mr. Okubo, Executive Vice President, has served as BVCC’s Chief Financial Officer since November 2002. Mr. Okubo joined BVCC in 1996 and has held various financial management positions, including Treasurer from June 2001 and as Controller of BVB from 1998 to 2001. Previously, he served as Executive Vice President and Chief Financial Officer of Home Federal Savings of San Francisco from 1993 to 1996.
     Ms. Soukiassian, Senior Vice President, was promoted to General Auditor in November 2002. Previously, she served as BVCC’s Director of Corporate Projects from 1998 to 2002. Prior to joining BVCC, she held management positions with KPMG Peat Marwick, LLP in Los Angeles from 1996 to 1998.
     There is no family relationship among the above officers and directors. All executive officers serve at the discretion of the Board of Directors, with the exception of Mr. Chatterjee who serves pursuant to an employment agreement with BVCC.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, requires BVCC’s directors and executive officers, and persons who own 10% or greater of BVCC’s common stock, to file with the SEC reports of ownership and reports of changes in ownership of BVCC’s common stock. Officers, directors and 10% or greater stockholders are required by SEC rules to furnish BVCC with copies of all Section 16(a) reports they file.
     To BVCC’s knowledge, Section 16(a) filing requirements applicable to its officers, directors and 10% or greater stockholders during 2005 were met.
Code of Ethical Conduct
     BVCC has adopted a Code of Ethical Conduct that applies to BVCC’s directors, executive officers, employees and others acting on BVCC’s behalf, including BVCC’s principal executive officer, principal financial and accounting officer, and any other person performing similar functions. A copy of the Code of Ethical Conduct was filed with the initial filing of this Form 10-K as Exhibit 14.
Item 11. Executive Compensation.
     The following table sets forth information concerning the compensation BVCC paid for the years indicated to BVCC’s Chief Executive Officer and BVCC’s three other most highly compensated executive officers (the “named officers”). Annual bonuses are shown in the year earned, although they are not paid until the following year.
SUMMARY COMPENSATION TABLE

				Long-Term
	Annual Compensation			Compensation
				Awards
				Shares
				Underlying	All Other
Name and Principal Position during 2005	Year	Salary($)	Bonus($)	Options(#)	Compensation($)
Charles G. Cooper	2005	343,200	171,600	—	104,520	(1)
President and Chief Executive Officer	2004	336,600	137,280	—	109,066	(1)
	2003	315,000	165,000	—	328,367	(1)

Prodyodth K. Chatterjee (2)	2005	300,000	105,000	—	94,851	(3)
President and Chief Executive Officer, BVAC,	2004	95,577	30,000	—	16,119	(3)
Executive Vice President and Director of Retail Operations of the Company

John K. Okubo	2005	215,004	107,502	—	12,119	(4)
Executive Vice President and	2004	212,504	64,501	—	12,300	(4)
Chief Financial Officer	2003	196,674	110,002	—	73,808	(4)

Sossy Soukiassian	2005	225,588	80,635	—	12,056	(5)
Senior Vice President and General Auditor	2004	224,296	60,476	—	12,018	(5)
	2003	216,297	90,000	—	91,471	(5)

(1)	2005: Taxable amounts reimbursed for fringe benefits, $23,375; gross-up pay for housing allowance, $72,793 and matching contribution to 401(k) plan account, $8,352.

2004: Taxable amounts reimbursed for fringe benefits, $28,025; gross-up pay for housing allowance, $72,923 and matching contribution to 401(k) plan account, $8,118.

2003: Exercise of stock options, $222,000; taxable amounts reimbursed for fringe benefits, $27,596; gross-up pay for housing allowance, $73,343; matching contribution to 401(k) plan account, $4,000; allocation to ESOP, $461 and life insurance premium, $967.

(2)	Mr. Chatterjee joined BVCC on September 7, 2004.

(3)	2005: Taxable amounts reimbursed for fringe benefits, $3,053, gross-up pay for housing allowance, $55,044 and exercise of stock options, $36,754.

2004: Taxable amounts reimbursed for fringe benefits, $10,847; gross-up pay for housing allowance, $5,272.

(4)	2005: Matching contribution to 401(k) plan account, $12, 119.

2004: Matching contribution to 401(k) plan account, $12,300.

2003: Exercise of stock options, $64,837; matching contribution to 401(k) plan account, $7,867; allocation to ESOP, $473 and life insurance premium, $631.

(5)	2005: Matching contribution to 401(k) plan account, $12,056.

2004 Matching contribution to 401(k) plan account, $12,018.

2003: Exercise of stock options, $78,978; matching contribution to 401(k) plan account, $11,307; allocation to ESOP, $470 and life insurance premium, $716.
AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND
OPTION VALUES AT DECEMBER 31, 2005

				Number of Shares				Value of Unexercised
	Shares			Underlying Unexercised				In-the-Money
	Acquired On		Value	Options at FY-End				Options at FY-End($)
Name	Exercise(#)		Realized($)	Exercisable		Unexercisable		Exercisable	Unexercisable
Charles G. Cooper	—		—	—		—		—	—
Prodyodth K. Chatterjee	16,668	(1)	52,504	—		33,332	(1)	—	105,996	(3)
John K. Okubo	—		—	2,050	(2)	—		-0-	—
Sossy Soukiassian	—		—	1,200	(2)	—		-0-	—

(1)	The 50,000 options noted above were granted to Mr. Chatterjee under his employment agreement. Mr. Chatterjee exercised 16,668 shares in December 2005. The remaining 33,332 options were unexercisable as of December 31, 2005.

(2)	Includes, for Mr. Okubo and Ms. Soukiassian, respectively, 2,050 and 1,200 shares that are subject to options exercisable that were granted under one or more of BVCC’s 2001 Equity Incentive Plan (the “2001 Plan”), Amended and Restated 1995 Stock Option and Incentive Plan (the “1995 Plan”), Amended and Restated 1986 Stock Option and Incentive Plan (the “1986 Plan”) and the 1998-2000 Performance Stock Plan (the “Performance Plan”).

(3)	Based on December 31, 2005 closing price of $17.80 per share.

Employment Agreement
     On September 1, 2004, BVCC and BVAC entered into an employment agreement with Prodyodth K. Chatterjee pursuant to which he serves as BVCC’s Executive Vice President and Director of Retail Operations and as BVAC’s President and Chief Executive Officer. The principal elements of Mr. Chatterjee’s compensation as set forth in his employment agreement, as amended in March 2006, are as follows:
•	an annual base salary of $300,000;

•	an annual discretionary bonus of up to 50% of base salary based on achievement of specified performance goals, but prorated for 2004;

•	an additional supplemental bonus based on achievement of all specified performance goals of up to 2% of the amount by which BVAC’s pre-tax profit for such calendar year exceeds BVAC’s pre-tax profit for the immediately preceding calendar year; for 2004 only, this supplemental bonus was determined based upon the amount by which BVAC’s pre-tax profit for 2004 exceeded the budgeted amount;

•	stock options to purchase 50,000 shares of BVCC common stock;

•	reimbursement for all living expenses for one month and thereafter a $3,000 per month (grossed-up for taxes) housing allowance;

•	reimbursement for the amount by which the fair market sale price of his current primary residence in Texas was less than the sum of the purchase price he paid for such residence plus capital improvements;

•	annual dues for membership in one social club; and

•	reimbursement for the cost of 12 round-trip first class tickets for travel between Texas and California for him and his immediate family.
     The agreement also provides for other fringe benefits consistent with BVCC’s compensation program for senior executives.
     Mr. Chatterjee’s employment agreement is for an initial period of three years and, on each day the agreement is in effect, it extends for one additional day so that at all times the term is three years. In the event of Mr. Chatterjee’s termination without cause or voluntary termination for good reason other than during a period that is 270 days preceding or 180 days following a change in control (a change in control period), Mr. Chatterjee would be entitled to receive certain accrued salary and bonus plus a lump sum severance payment equal to the remainder of his salary through the end of the term. In the event of termination without cause, for death or permanent disability or for good reason within a change in control period, or upon the executive’s voluntary termination within 180 days after a change in control, Mr. Chatterjee would be entitled to receive certain accrued salary and bonus plus a severance payment equal to 2.99 times his base salary plus the incentive bonus payable for the year of termination, calculated based on the average percentage for all full years of employment prior to the year in which such termination occurs. Mr. Chatterjee is entitled to receive a tax “gross-up” payment to offset fully any excise taxes incurred. Neither the proposed merger (the “Merger”) with Great Lakes Bancorp, Inc. (“GLB”) nor the proposed sale of BVAC constitutes a change in control within the definition of Mr. Chatterjee’s employment agreement. BVCC has agreed in the purchase agreement that it is responsible for all severance payments that may become payable to Mr. Chatterjee.
     BVCC has notified Mr. Chatterjee that his employment will terminate on the earlier to occur of May 31, 2006 or the closing of the sale of BVAC. At such time, BVCC will pay severance compensation of approximately $900,000 to Mr. Chatterjee.
Compensation Committee Interlocks and Insider Participation
     There were no compensation committee interlocks required to be disclosed under Item 402(j) of Regulation S-K of the SEC during 2005.
Director Compensation
     For 2005, each of BVCC’s non-employee directors received an annual director’s fee of $36,000. Messrs. Rose, Hyman and Goldstein received an additional $18,000 for 2005 for serving on the executive committee of BVCC’s board of directors. Commencing June 2005, Mr. Porter served on the executive committee of BVCC’s board of directors and received an additional $9,000 during 2005 for such service. Mr. Goldstein also received $20,000 for 2005 for serving as Chairman of BVCC’s board of directors.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The following table identifies as of February 28, 2006 each person BVCC knows that beneficially owns 5% or more of BVCC’s common stock, each of BVCC’s directors, BVCC’s executive officers named in the Summary Compensation Table lists and all of BVCC’s executive officers and directors as a group.

	Shares of Common Stock
	Beneficially Owned
Name and Address of Beneficial Owner or Identity of Group	Number of Shares	Percent
5% or Greater Stockholders:
First Manhattan Co.(1)	653,541	9.9%
427 Madison Avenue New York, NY 10022
Millennium Management, L.L.C.(2)	531,649	8.0%
666 Fifth Avenue New York, NY 10103
Dimensional Fund Advisors(3)	495,079	7.5%
1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401
SuNOVA Group(4)	480,500	7.3%
780 Third Avenue, 5th Floor New York, NY 10017
Royce & Associates, LLC(5)	467,200	7.1%
1414 Avenue of the Americas New York, NY 10019
Cadmus Capital Management, LLC(6)	439,659	6.6%
150 East 52nd Street, 27th Floor New York, NY 10022
Carlson Capital, L.P.(7)	412,477	6.2%
2100 McKinney Avenue, Suite 1600 Dallas, TX 75201

	Number of Shares	Percent
	(9)(10)(11)	(12)
Directors (8):
Charles G. Cooper	15,021	*
Frederick W. Dreher	5,000	*
Roger K. Easley	13,278	*
Thomas M. Foster	8,860	*
Robert B. Goldstein	147,461	2.2%
Joel E. Hyman	2,891	*
John W. Rose	27,730	*
Prodyodth K. Chatterjee	6,000	*
Daniel W. Porter	—	*

Executive Officers (8)(13):

John K. Okubo	7,050	*
Sossy Soukiassian	7,037	*

All directors and executive officers as a group (11 persons)	240,328	3.6%

(1)	As reported by First Manhattan Co., an investment advisor, in an Amended Schedule 13G dated February 10, 2006 filed with the SEC. Such party reported sole voting power as to 269,880 shares and shared voting power as to 341,441 shares. Such party also reported sole power to dispose or direct the disposition as to 269,880 shares and shared power to dispose or direct the disposition as to 383,661 shares.

(2)	As reported on Schedule 13G, Millennium Management, L.L.C., a Delaware limited liability company (“Millennium Management”), is the general partner of Millenco, and consequently may be deemed to have voting control and investment discretion over securities owned by Millenco. Israel A. Englander (“Mr. Englander”) is the managing member of Millennium Management. As a result, Mr. Englander may be deemed to be the beneficial owner of any shares deemed to be beneficially owned by Millenium Management. The foregoing should not be construed in and of itself as an admission by Millennium Management or Mr. Englander as to beneficial ownership of the shares owned by Millenco.

(3)	As reported by Dimensional Fund Advisors, an investment advisor, in an Amended Schedule 13G dated February 1, 2006 filed with the SEC. Such party reported sole voting power and sole power to dispose or direct the disposition as to all of such shares. Dimensional Fund Advisors disclaimed beneficial ownership of all of such shares, which were reported to be owned by its advisory clients.

(4)	As reported in a Schedule 13G dated February 14, 2006 filed with the SEC, these persons share voting and dispositive power over these shares, as follows: Matthew Byrnes and Felice Gelman are co-managing members of SuNOVA Holdings, LLC, which is the general partner of SuNOVA Partners, L.P., which holds 163,700 shares, and SuNOVA Long-Term Opportunity Fund, L.P., which holds 29,100 shares. Mr. Byrnes and Ms. Gelman are also co-managing members of SuNOVA, LLC, which is the general partner of SuNOVA Capital, LP, which serves as an investment manager to securities owned by SuNOVA Offshore Ltd, which holds 287,700 shares.

(5)	As reported by Royce & Associates, LLC, as investment advisor, in an Amended Schedule 13G dated January 11, 2006 filed with the SEC. Such party reported sole voting power and sole power to dispose or direct the disposition as to all such shares.

(6)	According to an Amended Schedule 13G, Cadmus Management, LLC filed with the SEC on February 9, 2006, each of Jed Bonnem and Chris Vulliez share voting and dispositive power over these shares.

(7)	As reported by Carlson Capital, L.P., an investment advisor, in a Schedule 13G dated February 14, 2006 filed with the SEC, Asgard Investment Corp. is the general partner of Carlson Capital, L.P. and Clint D. Carlson is the president of Asgard Investment Corp. Such party reported sole voting power and sole power to dispose or direct the disposition as to all such shares.

(8)	Based upon information furnished to BVCC by each individual named and includes all shares as to which the director or executive officer may be deemed to have sole or shared voting or dispositive power. This table includes shares held directly, in retirement accounts, by certain members of directors’ or executive officers’ families or by trusts of which the director or executive officer is a trustee or beneficiary.

(9)	Includes for each of directors Easley and Foster, 4,000 shares that are subject to exercisable stock options that were granted under one or more of the BVCC’s Amended and Restated 1989 Non-Employee Director Stock Option Plan (the “1989 Plan”), BVCC’s 1998 Non-Employee Director Stock Option and Incentive Plan (the “1998-D Plan”) and BVCC’s 2001 Non-Employee Director Stock Option Plan (the “2001 Director Plan”).

(10)	Includes for directors Easley and Foster 2,722 and 1,786 shares, respectively, representing deferred director fees credited as of December 31, 2004 to the respective Stock Account of such director established under BVCC’s Stock in Lieu of Cash Compensation Plan for Non-Employee Directors, as amended.

(11)	Includes for Mr. Okubo and Ms. Soukiassian, and all directors and executive officers as a group, respectively, 2,050, 1,200 and 11,250 shares that are subject to options exercisable that were granted under one or more of the 2001 Plan, the 1995 Plan, the 1986 Plan, the Performance Plan, the 2001 Director Plan, the 1998-D Plan and the 1989 Plan.

(12)	An asterisk indicates less than 1%.

(13)	Excludes Mr. Cooper and Mr. Chatterjee, who are also directors.
Equity Compensation Plans
     The following table sets forth, as of December 31, 2005, information about BVCC’s equity compensation plans that have been approved by its stockholders, including the number of shares of BVCC’s common stock exercisable under all outstanding options, warrants and rights, the weighted average exercise price of all outstanding options, warrants and rights and the number of shares available for future issuance under BVCC’s equity compensation plans. BVCC has no equity compensation plans that have not been approved by its stockholders.

(c)
Number of securities
	(a)	(b)	remaining available for
	Number of securities to be	Weighted-average	future issuance under
	issued upon exercise	exercise price of	equity compensation
	of outstanding options,	outstanding options,	plans excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a)
Equity Compensation Plans Approved by Stockholders	48,532	$64.47	70,791

Equity Compensation Plans Not Approved by Stockholders	N/A	N/A	N/A
Item 13.     Certain Relationships and Related Transactions.
     On January 9, 2004, BVCC sold a note in the principal amount of $6.2 million (the “Note”) to a group of investors led by John W. Rose, who serves on BVCC’s board of directors, for a price equal to 80% of the outstanding balance of the Note. Robert B. Goldstein, Chairman of BVCC’s board of directors, is also a participant in the investor group that purchased the Note. Mr. Rose and Mr. Goldstein contributed $1,000,000 and $500,000, respectively, toward the purchase of the Note.
     The sale of the Note was approved by an ad hoc committee (the “Committee”) of BVCC’s board of directors consisting of three directors who did not have an interest in the purchase of the Note. The Committee was delegated sole authority to negotiate and approve the transaction on BVCC’s behalf. The transaction was ratified by a vote of BVCC’s board of directors who were not participants in the transactions.
     The Note, payable by CSNK, Inc., was originated by BV Bank in connection with BV Bank’s sale of its factoring business, Bay View Funding, to CSNK, Inc. in 2002. BVCC performed a market check with respect to the value of the Note by soliciting alternative and competing bids for the Note from four other entities, including certain buyers of whole loans in the secondary market as well as a buyer of high-risk credits. Three of the purchasers indicated that they were not interested in bidding, and BVCC received one bid to purchase the Note for 70% of the outstanding balance of the Note. KPMG LLP was retained by the Committee to perform an independent analysis of the Note which indicated that a purchase price of 80% of the outstanding balance of the Note was within the range of fair market value of the Note.
     The Committee, after reviewing all of the facts of the transaction and the steps taken to assess adequately the fair value of the Note, including the report prepared by KPMG LLP, unanimously determined that the transaction was fair to BVCC and in the best interests of its stockholders.

     Frederick W. Dreher, one of BVCC’s directors, is a senior partner in the law firm of Duane Morris LLP, which represents BVCC in certain legal matters. Duane Morris LLP is paid its customary fees for such services. Those fees were $894,220 in 2005 and $257,543 in 2004.
Item 14.     Principal Accountant Fees and Services.
     On July 26, 2004, representatives of Deloitte & Touche LLP advised the Chairman of BVCC’s board of directors by telephone that Deloitte & Touche LLP intended to resign as BVCC’s independent registered public accounting firm following completion of the previously announced restatement of BVCC’s financial statements for the year ended December 31, 2003 and the quarter ended March 31, 2004 and filing of its Form 10-Q for the quarter ended June 30, 2004.
     On July 22, 2004, Deloitte & Touche LLP advised BVCC’s audit committee of a reportable condition that Deloitte & Touche LLP considered a material weakness in BVCC’s internal control relating to financial reporting. Such weakness related to BVCC’s incorrect amortization of premiums paid, origination fees and direct costs of auto installment contracts held for sale, which, under FASB Statement No. 91, should have been deferred until the contracts were sold. BVCC was amortizing such deferred amount resulting in a material misstatement in its condensed consolidated financial statements. Deloitte & Touche LLP attributed this misstatement to insufficient qualified accounting personnel to identify and resolve complex accounting issues on a timely basis and lack of appropriate resources resulting in insufficient supervision and review of the financial reporting process.
     On July 21, 2004, BVCC issued a press release and filed a Form 8-K on July 27, 2004 to disclose the accounting adjustment mentioned above and amended BVCC’s Form 10-Q for the quarter ended March 31, 2004 and BVCC’s Form 10-K for the year ended December 31, 2003 to reflect the changes. The effect of the restatement was to increase total assets and net income as of and for the three months ended December 31, 2003 by $182 thousand and as of and for the three months ended March 31, 2004 by $426 thousand and $244 thousand, respectively. BVCC sought to address the reportable condition discussed above with the oversight of its audit committee, and hired additional qualified accounting personnel.
     Deloitte & Touche LLP’s reports on BVCC’s financial statements for the fiscal years ended December 31, 2002 and 2003 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.
     During the fiscal years ended December 31, 2002 and 2003, and through the period ended June 30, 2004, BVCC had no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures which disagreements, if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused Deloitte & Touche LLP to make reference thereto in its reports on BVCC’s financial statements for such periods.
     During the fiscal years ended December 31, 2002 and 2003, and through the period ended June 30, 2004, there were no “reportable events” as such term is defined in Item 304(a)(1)(v) of Regulation S-K of the SEC, except for the matters described above.
     On September 23, 2004, BVCC’s audit committee approved the engagement of Grant Thornton LLP as BVCC’s independent registered public accounting firm for the fiscal year ended December 31, 2004. During BVCC’s two most recent fiscal years and the subsequent interim period through September 23, 2004, neither BVCC nor anyone acting on its behalf consulted with Grant Thornton LLP with respect to:
1.	the application of accounting principles to a specified transaction, either completed or proposed;

2.	the type of audit opinion that might be rendered on its financial statements; or

3.	any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K of the SEC and the related instructions to that Item) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K of the SEC).
     The following table presents fees for professional services rendered by Grant Thornton LLP for the audit of BVCC’s annual financial statements for fiscal 2005 and 2004 and fees billed for audit-related services, tax services and all other services rendered to BVCC by Grant Thornton LLP for fiscal 2005 and 2004:

	2005		2004
Audit fees	$1,176,573		$1,214,201	(1)
Audit-related fees	119,491	(2)	121,000	(2)
Tax fees	68,829	(3)	331,200	(3)
All other fees	455,891	(4)	-0-

(1)	Includes $341,940 in audit fees paid to Deloitte & Touche LLP in 2004.

(2)	Fees for the annual audit and agreed-upon procedures for BVAC.

(3)	Fees for tax advice, tax compliance and tax planning services.

(4)	Fees for services incurred in connection with the proposed Merger and the proposed sale of BVAC.

     BVCC’s audit committee has established a policy to pre-approve all audit and non-audit services performed by its independent registered public accounting firm in order to assure that the provision of such services does not impair the independent registered public accounting firm’s independence. Based on information presented to BVCC’s audit committee by Grant Thornton LLP and BVCC’s management, BVCC’s audit committee has pre-approved defined audit, audit-related, tax and other services for fiscal 2005 up to specified cost levels. Any proposed services exceeding pre-approved cost levels require specific pre-approval by BVCC’s audit committee. The policy provides that BVCC’s audit committee review, at each regularly scheduled meeting, a report summarizing the services provided by its independent registered public accounting firm and all fees relating thereto. The policy also prohibits its independent registered public accounting firm from providing services that are prohibited under the Sarbanes-Oxley Act of 2002.
     All fees reported under the headings audit-related fees, tax fees and all other fees for 2005 and 2004 were pre-approved by BVCC’s audit committee, which concluded that the provision of such services by Grant Thornton LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. Accordingly, none of the fees reported under the headings were approved by BVCC’s audit committee pursuant to federal regulations that permit BVCC’s audit committee to waive its pre-approval requirement under certain circumstances.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAY VIEW CAPITAL CORPORATION
By:	/s/ Charles G. Cooper
Charles G. Cooper
President and Chief Executive Officer

Date: March 27, 2006