Form 10-Q
period 2006-03-31
BAY VIEW CAPITAL CORP
filed 2006-04-28
CIK 840387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Registrant’s telephone number, including area code (650) 312-7300
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, Par Value $.01 (Title of Class)	Outstanding at March 31, 2006 6,613,099

FORM 10-Q
INDEX
BAY VIEW CAPITAL CORPORATION

Forward-Looking Statements
     This Quarterly Report on Form 10-Q for Bay View Capital Corporation (the “Company,” “we,” “us,” or “our”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and similar terms and phrases, including references to assumptions. These forward-looking statements are necessarily based on assumptions as of the date of this Quarterly Report on Form 10-Q and involve risks and uncertainties. Accordingly, our actual results may differ materially from those that we currently anticipate.
     Throughout this Quarterly Report on Form 10-Q, “BVCC” refers to Bay View Capital Corporation, “BVAC” refers to Bay View Acceptance Corporation, BVCC’s auto finance subsidiary, “GLB” refers to Great Lakes Bancorp, Inc., “GBSB” refers to Greater Buffalo Savings Bank, GLB’s savings bank subsidiary, and “AFS” refers to AmeriCredit Financial Services, Inc., a subsidiary of AmeriCredit Corp.
     Some of the factors that may cause actual results or earnings to differ materially from those contemplated by the forward-looking statements include, but are not limited to, the following:
•	expected cost savings from the merger may not be realized within the expected time frame or at all;

•	revenues may be lower than expected following the merger;

•	the merger may not be approved by the requisite vote of BVCC’s or GLB’s stockholders;

•	the amendments to BVCC’s certificate of incorporation may not be approved by the requisite vote of BVCC’s stockholders;

•	the sale of BVAC may not be approved by the requisite vote of BVCC’s stockholders;

•	competitive pressure among financial services companies is intense;

•	general economic conditions may be less favorable than expected;

•	political conditions and related actions by the United States military abroad may adversely affect economic conditions as a whole;

•	changes in the interest rate environment may reduce interest margins and impact funding sources;

•	changes in market rates and prices may adversely impact the value of financial products and assets;

•	legislation or changes in the regulatory environment may adversely affect the businesses in which BVCC and GLB are engaged; and

•	litigation liabilities, including costs, expenses, settlements and judgments, may adversely affect either company or their businesses.
     Because these forward-looking statements are subject to assumptions and uncertainties, actual results may differ materially from those expressed or implied by these forward-looking statements. You are cautioned not to place undue reliance on these statements, which speak only as of the date of this Quarterly Report on Form 10-Q or the date of any document incorporated by reference in this Quarterly Report on Form 10-Q.
     Except to the extent required by applicable law or regulation, BVCC undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q to reflect the occurrence of unanticipated events.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Bay View Capital Corporation and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(Unaudited)

	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$5,198	$8,898
Restricted cash	36,063	35,138
Retained interests in securitizations available-for-sale	19,935	20,107
Auto installment contracts held-for-investment:
Auto installment contracts held-for-investment, net	208,648	106,822
Securitized auto installment contracts held-for-investment, net	477,204	526,799
Real estate owned, net	460	552
Premises and equipment, net	449	536
Repossessed vehicles	411	542
Goodwill	1,846	1,846
Other assets	10,991	13,521

Total assets	$761,205	$714,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
Borrowings:
Warehouse credit facility	$196,798	$99,727
Securitization notes payable	472,749	521,568
Current income taxes, net	4,048	4,048
Other liabilities	11,808	11,133
Liquidation reserve	7,392	7,770

Total liabilities	692,795	644,246

Stockholders’ equity:
Common stock ($.01 par value); authorized, 80,000,000 shares; issued 2006 – 6,614,516 shares; 2005 – 6,614,516 shares; outstanding, 2006 – 6,613,099 shares; 2005 – 6,613,099 shares	66	66
Additional paid-in capital	109,779	109,585
Accumulated deficit	(41,472)	(39,035)
Treasury stock, at cost; 2006 – 1,417 shares; 2005 – 1,417 shares	(252)	(252)
Accumulated other comprehensive gain	289	151

Total stockholders’ equity	68,410	70,515

Total liabilities and stockholders’ equity	$761,205	$714,761

See notes to condensed consolidated financial statements.

Bay View Capital Corporation and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2006	2005
	(Dollars in thousands, except per share
	amounts)
Interest income:
Interest on auto installment contracts	$12,124	$6,350
Interest on retained interests in securitizations and other investments	1,339	721

	13,463	7,071

Interest expense:
Interest on securitization notes payable	6,621	1,260
Interest on warehouse credit facility and other short-term borrowings	2,173	2,418

	8,794	3,678

Net interest income	4,669	3,393
Provision for credit losses	1,880	837

Net interest income after provision for credit losses	2,789	2,556

Noninterest income:
Loan fees	334	183
Loan servicing income	294	552
Leasing income	106	2,070
Gain on derivative instruments, net	235	1,480
Gain (loss) on auto installment contracts and other loans held-for-sale and retained interests in securitizations, net	99	(449)
Other, net	44	242

	1,112	4,078

Noninterest expense:
General and administrative	6,294	6,606
Leasing expense	—	515
Real estate owned, net	111	4

	6,405	7,125

Loss before income tax benefit	(2,504)	(491)
Income tax benefit	(67)	(157)

Net loss	$(2,437)	$(334)

Basic loss per share	$(0.37)	$(0.05)

Diluted loss per share	$(0.37)	$(0.05)

Weighted-average basic shares outstanding	6,613	6,594

Weighted-average diluted shares outstanding	6,613	6,594

Net loss	$(2,437)	$(334)
Other comprehensive income, net of tax:
Change in unrealized gain on securities available-for-sale, net of tax expense of $88 and $77 for the three months ended March 31, 2006 and 2005, respectively	138	118

Comprehensive loss	$(2,299)	$(216)

See notes to condensed consolidated financial statements.

Bay View Capital Corporation and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

						Accumulated
	Number		Additional			Other	Total
	of Shares	Common	Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Issued	Stock	Capital	Deficit	Stock	Gain	Equity
	(In thousands)
Balance at December 31, 2005	6,615	$66	$109,585	$(39,035)	$(252)	$151	$70,515
Net loss	—	—	—	(2,437)	—	—	(2,437)
Unrealized gain on retained interests in securitizations available-for-sale, net of tax	—	—	—	—	—	138	138
Stock-based compensation expense – options	—	—	194	—	—	—	194

Balance at March 31, 2006	6,615	$66	$109,779	$(41,472)	$(252)	$289	$68,410

See notes to condensed consolidated financial statements.

Bay View Capital Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2006	2005
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,437)	$(334)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net increase in auto installment contracts held-for-sale resulting from purchases, net of repayments	—	(40,912)
Proceeds from sales and/or securitizations of auto installment contracts and other loans held-for-sale	—	6,493
Provision for credit losses	1,880	837
Amortization of premium and accretion of discount	1,891	826
Accretion of retained interests in securitizations	(613)	(515)
Depreciation and amortization of premises and equipment	79	86
Depreciation and amortization of investment in operating lease assets	—	624
Non-cash stock-based compensation expense	194	—
(Gain) loss on auto installment contracts and other loans held-for-sale, and retained interests in securitizations and investments available-for-sale, net	(99)	449
Income tax benefit	(67)	(157)
Change in fair value of derivative instruments	(235)	1,480
Increase in restricted cash	(925)	(6,267)
(Increase) decrease in other assets	2,760	(330)
Increase (decrease) in other liabilities	977	(2,151)
Decrease in reserve for estimated costs during the period of liquidation	(378)	(88)
Other, net	(1,179)	(625)

Net cash provided by (used in) operating activities	1,848	(40,584)

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in auto installment contracts held-for-investment resulting from purchases, net of repayments	(54,934)	(42,230)
Proceeds from principal payments on retained interests in securitizations	1,012	1,329
Decrease in investment in operating lease assets	—	3,585
Proceeds from sale of real estate owned	—	725
Disposals (additions) to premises and equipment, net	8	(63)

Net cash used in investing activities	(53,914)	(36,654)

See notes to condensed consolidated financial statements.
(continued on next page)

Bay View Capital Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2006	2005
	(Dollars in thousands)
(continued from prior page)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from warehouse credit facility	$111,949	$105,405
Repayment of warehouse credit facility	(14,878)	(243,856)
Issuance of securitization notes payable	—	233,168
Repayment of securitization notes payable	(48,705)	(12,559)
Net decrease in other borrowings	—	(1,288)

Net cash provided by financing activities	48,366	80,870

Net (decrease) increase in cash and cash equivalents	(3,700)	3,632
Cash and cash equivalents at beginning of period	8,898	4,447

Cash and cash equivalents at end of period	$5,198	$8,079

Cash paid during the period for:
Interest	$9,388	$4,360
Income taxes	$21	$43
See notes to condensed consolidated financial statements.

Bay View Capital Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2006
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
     Bay View Capital Corporation (the “Company”) is a financial services company headquartered in San Mateo, California.
     The condensed consolidated financial statements include the accounts of the Company, a Delaware corporation, and its wholly owned subsidiaries: Bay View Acceptance Corporation (“BVAC”), a Nevada corporation, along with its subsidiaries, Bay View Receivables Corporation, a Delaware corporation, Bay View Transaction Corporation, a Delaware corporation, Bay View Deposit Corporation, a Delaware corporation and Bay View Warehouse Corporation, a Delaware corporation; and the Company’s subsidiaries, Bay View Securitization Corporation, a Delaware corporation, Bay View Capital I, a Delaware business trust, FMAC 2000-A Holding Company, a California corporation, FMAC Franchise Receivables Corporation, a California corporation, Bay View Commercial Finance Group, a California corporation and MoneyCare, Inc., a California corporation. All significant intercompany accounts and transactions have been eliminated.
     The interim period consolidated financial statements, including the notes thereto, are condensed and do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These interim period financial statements should be read in conjunction with the Company’s consolidated financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The information provided in these interim period financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s financial condition as of March 31, 2006 and December 31, 2005, the results of its operations for the three months ended March 31, 2006 and 2005 and its cash flows for the three months ended March 31, 2006 and 2005. These adjustments are of a normal, recurring nature unless otherwise disclosed in this Quarterly Report on Form 10-Q (“Form 10-Q”).
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
     The Company’s issued common stock totaled 6,614,516 shares at March 31, 2006 and December 31, 2005.
Stock-based Compensation
     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payments,” which addresses the accounting for stock-based payment transactions whereby an entity receives employee services in exchange for equity instruments, including stock options. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and instead generally requires that such transactions be accounted for using a fair-value based method. The Company has elected the modified prospective transition method as permitted under SFAS No. 123R, and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. Stock-based

Bay View Capital Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2006
(Unaudited)
compensation for awards granted prior to January 1, 2006 is based upon the grant-date fair value of such compensation as determined under the pro forma provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company issues new shares of common stock upon the exercise of stock options.
     The Company uses a Black-Scholes option valuation model to determine the fair value of stock-based compensation under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123. The Black-Scholes model incorporates various assumptions including the expected term of awards, volatility of stock price, risk-free rates of return and dividend yield. The expected term of an award is generally no less than the option vesting period and is based on the Company’s historical experience. Expected volatility is based upon the historical volatility of the Company’s stock price. The risk-free interest rate is approximated using rates available on U.S. Treasury securities with a remaining term equal to the option’s expected life. The Company uses a dividend yield of zero in the Black-Scholes option valuation model as it does not anticipate paying cash dividends in the foreseeable future.
     The Company recorded an incremental $164 thousand of stock-based compensation expense during the three months ended March 31, 2006 as a result of the adoption of SFAS No. 123R. The following table presents the impact of the adoption of SFAS No. 123R on selected statement of operations line items for the three months ended March 31, 2006:

	For the Three Months Ended March 31, 2006
	As Reported
	Under SFAS	Under APB
	No. 123R	No. 25	Difference
	(Dollars in thousands, except per share amounts)
Loss before income tax benefit	$(2,504)	$(2,340)	$(164)
Income tax benefit	(67)	(63)	(4)

Net loss	$(2,437)	$(2,277)	$(160)

Basic loss per share	$(0.37)	$(0.35)	$(0.02)

Diluted loss per share	$(0.37)	$(0.35)	$(0.02)

     The incremental stock-based compensation expense resulting from the adoption of SFAS No. 123R represents expense related to stock options granted prior to, but not yet vested as of, January 1, 2006. As of March 31, 2006, the Company had $65 thousand of total unrecognized expense related to non-vested stock-based compensation which is expected to be recognized during the second quarter of 2006. No stock options were granted or exercised during the three months ended March 31, 2006 or March 31, 2005.
     Prior to the adoption of SFAS No. 123R, the Company accounted for its stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with APB No. 25. Under the intrinsic value method, compensation cost is generally the excess, if any, of the quoted market price of the stock at the grant or other measurement date over the exercise price. The exercise price of certain stock-based awards was modified during 2005 as a direct result of liquidating cash distributions to stockholders. Under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” the modified awards were accounted for as variable. Under variable accounting, total compensation cost is the sum of the intrinsic value of the award (if any) at the original measurement date

Bay View Capital Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2006
(Unaudited)
and the intrinsic value of the modified award that exceeds the lesser of the intrinsic value of the original award at the original measurement date or immediately prior to the modification. Compensation cost is recognized over the vesting period and is adjusted for increases or decreases in the intrinsic value of the modified option.
     The Company recorded no compensation expense under APB No. 25 and FIN No. 44 for the three months ended March 31, 2005. Had compensation expense related to the Company’s stock option awards to employees and directors been determined under the fair value method prescribed under SFAS No. 123, the Company’s net loss and loss per share would have been the pro forma amounts set forth in the table below:

For the Three Months Ended
March 31, 2005
(Dollars in thousands,
except per share amounts)
Net loss as reported	$(334)
Stock-based employee compensation included in net loss as reported	—
Stock-based employee compensation expense determined under fair value method, net of tax	(19)

Pro forma net loss, after stock-based employee compensation expense	$(353)

Net loss per share — basic:
As reported	$(0.05)
Pro forma	$(0.05)

Net loss per share — diluted:
As reported	$(0.05)
Pro forma	$(0.05)
Recent Accounting Pronouncements
     In February 2006, the FASB issued FASB Staff Position (“FSP”) No. FAS 123R-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement Upon the Occurrence of a Contingent Event,” which amended the guidance in SFAS No. 123R. This staff position requires that an award of options or similar instruments that otherwise meets the criteria for equity classification, but contains a cash settlement feature that can require the entity to settle the award in cash only upon the occurrence of a contingent event that is outside the employee’s control, should be classified as a liability only when the event’s occurrence is probable. If the occurrence of the contingent event is not probable, equity classification is required. This staff position is effective upon initial adoption of SFAS No. 123R, which the Company adopted as of January 1, 2006. The Company has determined that adoption of FSP No. FAS 123R-4 does not have a material impact on its financial condition, results of operations or cash flows.

Bay View Capital Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2006
(Unaudited)
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends the guidance in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. SFAS No. 155 allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. SFAS No. 155 will be effective for the Company for financial instruments acquired, issued or subject to a re-measurement event in the fiscal year beginning January 1, 2007. The Company is in the process of determining the impact that SFAS No. 155 will have on its financial condition, results of operations and cash flows.
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which amends the guidance in SFAS No. 140. SFAS No. 156 requires that an entity separately recognize a servicing asset or a servicing liability when it undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets or servicing liabilities are required to be measured initially at fair value, if practicable. SFAS No. 156 also allows an entity to measure its servicing assets and servicing liabilities subsequently using either the amortization method, which existed under SFAS No. 140, or the fair value measurement method. SFAS No. 156 will be effective for the Company in the fiscal year beginning January 1, 2007. The Company does not expect the adoption of SFAS No. 156 to have a material impact on its financial condition, results of operations or cash flows.
Reclassifications
     Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

Bay View Capital Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2006
(Unaudited)
Note 2. Proposed Merger and Sale
Definitive Agreement to Merge with GLB
     On October 28, 2005, the Company reported the execution of a definitive agreement to merge with Great Lakes Bancorp, Inc. (“GLB”), with the Company as the surviving corporation. GLB is the holding company for Greater Buffalo Savings Bank (“GBSB”), which was founded in November 1999 and, as of December 31, 2005, reported assets of $775 million. As of December 31, 2005, GBSB operated 10 full service branches and had 5 additional branches under construction in Western New York. Under the terms of the merger agreement, GLB stockholders will receive a fixed ratio of 1.0873 shares of the Company’s common stock for each share of GLB common stock. Based on the closing price of the Company’s common stock at the execution date, the transaction was valued at approximately $67.1 million.
     After completion of the merger, the Company’s stockholders will own approximately 60% of its then outstanding shares. The merger is expected to close in the second quarter of 2006, subject to receipt of stockholder approvals. The merged businesses will operate under the name of Great Lakes Bancorp, Inc., but will maintain the Company’s listing on the New York Stock Exchange. Three members of the Company’s senior executive team will be joining the board of directors of GLB, which will have 15 members upon the merger. The Company does not expect the merger to adversely impact its net operating loss carryforwards for tax purposes. During the three months ended March 31, 2006, the Company incurred $0.5 million of legal and professional fees and other direct costs included in noninterest expense relating to the proposed merger with GLB.
     On January 30, 2006, the Federal Reserve Bank of New York approved the Company’s application to become a bank holding company through its proposed merger with GLB, which is headquartered in Buffalo, New York. On March 2, 2006, the New York State Banking Board approved the proposed merger. Upon consummation of the merger, GBSB will become a wholly owned subsidiary of the Company.
Definitive Agreement to Sell BVAC to AFS
     On November 7, 2005, the Company reported the execution of a definitive agreement to sell BVAC to AmeriCredit Financial Services, Inc. (“AFS”), a subsidiary of AmeriCredit Corp., in an all-cash transaction for a price approximating the book value of BVAC at the time of closing. The sale of BVAC is expected to close in the second quarter of 2006, subject to the receipt of approval by the stockholders of the Company. During the three months ended March 31, 2006, the Company incurred $0.4 million of legal and professional fees and other direct costs included in noninterest expense relating to the proposed sale of BVAC.

Bay View Capital Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2006
(Unaudited)
Note 3. Loss per Share
     Basic loss per share is calculated by dividing net loss for the period by the weighted-average common shares outstanding for the period; there is no adjustment to the number of outstanding shares for potential dilutive instruments, such as stock options and warrants. Diluted loss per share takes into account the potential dilutive impact of such instruments and uses the average share price for the period in determining the number of incremental shares to add to the weighted-average number of shares outstanding. For the three-month periods ended March 31, 2006 and 2005, there were potential average common shares of 49,292 and 83,343, respectively, related to shares issuable upon the exercise of options and warrants that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the respective periods.
     The following table sets forth the calculation of basic and diluted loss per share for the periods indicated:

	For the Three Months Ended
	March 31, 2006	March 31, 2005
	(Dollars in thousands,
	except per share amounts)
Net loss	$(2,437)	$(334)

Weighted-average basic shares outstanding	6,613	6,594
Add: Dilutive potential common shares	—	—

Weighted-average diluted shares outstanding	6,613	6,594

Basic loss per share	$(0.37)	$(0.05)

Diluted loss per share	$(0.37)	$(0.05)

Note 4. Auto Installment Contracts
     Auto installment contracts consisted of the following:

	As of	As of
	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Auto installment contracts held-for-investment	$205,580	$105,120
Securitized auto installment contracts held-for-investment	471,908	520,387
Premiums, discounts and deferred fees and costs, net	15,162	14,393
Allowance for credit losses	(6,798)	(6,279)

Auto installment contracts held-for-investment, net	$685,852	$633,621

     Gross auto installment contracts pledged under the Company’s warehouse credit facility were $202.0 million and $101.8 million at March 31, 2006 and December 31, 2005, respectively. Gross unpledged auto installment contracts were $3.6 million and $3.3 million at March 31, 2006 and December 31, 2005, respectively. Gross securitized auto installment contracts held-for-investment totaling $471.9 million at March 31, 2006 and $520.4 million at December 31, 2005 represented auto installment contracts transferred to special purpose trusts in connection with the securitization and issuance of auto receivable-backed notes accounted for as secured financings.

Bay View Capital Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2006
(Unaudited)
Note 5. Securitization Notes Payable
     Securitization notes payable represents debt issued by the Company in securitization transactions accounted for as secured financings. The auto receivable-backed notes, which are issued through special purpose trust entities, contain a call provision that grants BVAC the option of calling the notes at any time after the aggregate balance of receivables has been reduced to 15% of the original pool of receivables. Debt issuance costs are being amortized over the expected term of the securitizations.
     At March 31, 2006, securitization notes payable consisted of the following:

				Original		Note
				Weighted-		Balance,
			Original	Average	Pledged	Net at
		Final Scheduled	Note	Interest	Contracts	March 31,
Transaction	Issue Date	Payment Date(1)	Amount	Rate	Receivable	2006(2)
			(Dollars in thousands)
2005-LJ-1	February 17, 2005	May 25, 2012	$232,100	3.70%	$147,534	$147,951
2005-LJ-2	July 28, 2005	February 25, 2014	180,950	4.63	135,832	136,042
2005-3	December 6, 2005	June 25, 2014	214,600	5.09	188,542	188,756

			$627,650	4.44%	$471,908	$472,749

(1)	The final scheduled payment date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on anticipated repayments of the auto contracts receivable pledged to the trusts.

(2)	The 2005-LJ-2 and 2005-3 note balances include certificates which are subordinate in payment to the notes. The outstanding balance of these certificates, which were sold initially to the underwriter of the transactions, were $4.6 million and $5.5 million, respectively, as of March 31, 2006.
     Interest payments are due monthly, in arrears. Interest expense on all securitization notes payable totaled $6.6 million and $1.3 million for the three months ended March 31, 2006 and 2005, respectively.
Note 6. Income Taxes
     The Company recorded an income tax benefit of $67 thousand and $157 thousand for the three months ended March 31, 2006 and 2005, respectively. As a result of the Company’s consolidated pre-tax loss for the year ended December 31, 2005 and in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” the Company recognized a full valuation allowance on its net deferred tax assets of $46.8 million at December 31, 2005. The establishment of the full valuation allowance does not affect its net operating loss carryforwards, which remain available to offset future taxable income.
     The effective tax rate used in computing income taxes for the three months ended March 31, 2006 and 2005 was 2.7% and 32.0%, respectively. The Company’s 2006 tax rate differed from the 34% federal statutory rate due to the establishment of the full valuation allowance on net deferred tax assets, the recognition of deferred tax assets to offset the deferred tax liability recorded through comprehensive income, the effect of state income and franchise taxes, and nondeductible merger-related expenses. The Company’s 2005 effective tax rate differed from the 34% federal statutory rate due to the establishment of the full valuation allowance on net deferred tax assets, the effect of state income and franchise taxes, and nondeductible merger-related expenses.
     The valuation allowance on deferred tax assets was $47.3 million at March 31, 2006. In the determination of deferred tax assets, net of the valuation allowance, the Company considers the projected future net income available to absorb the realization of deferred tax assets.

Bay View Capital Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2006
(Unaudited)
Note 7. Liquidation Reserve
     The liquidation reserve represents a liability for estimated severance costs, costs related to facilities closures, estimated litigation settlements and related legal expense and other costs associated with the completion of remaining liquidating activities set forth in the Company’s plan of partial liquidation (the “Amended Plan”). The liquidation reserve is accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which became effective for exit or disposal activities that were initiated after December 31, 2003, and superseded FASB Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).”
     At March 31, 2006, the remaining balance of the liquidation reserve was $7.4 million, including accruals for severance, facilities and litigation and other costs of $0.6 million, $4.5 million and $2.3 million, respectively. The following table sets forth balances and activity in the liquidation reserve as of and for the periods indicated:

			Litigation /
	Severance	Facilities (1)	Other	Total
	(Dollars in thousands)
Balance at December 31, 2005	$605	$4,945	$2,220	$7,770
Accruals (reversals)	44	(211)	22	(145)
Payments	(23)	(206)	(4)	(233)

Balance at March 31, 2006	$626	$4,528	$2,238	$7,392

(1)	The reversal of the facilities accrual during the three months ended March 31, 2006 was attributable to changes in sublease arrangements and projected operating expenses.
Note 8. Commitments and Contingencies
     On August 29, 2003, Financial Security Assurance Inc. (“FSA”) filed a complaint against the Company and Bay View Bank, N.A. (“Bay View Bank”) in the United States District Court for the Southern District of New York. The complaint, as amended, alleges breaches of representations and warranties or indemnity obligations with regard to a number of loans that served as collateral for two securitizations involving the Company and/or a former subsidiary, Bay View Franchise Mortgage Acceptance Company, that were effected in 1998 and 2000. FSA guaranteed certain payments in connection with these securitizations. The Company vigorously denies any liability to FSA and has asserted numerous defenses to each of FSA’s claims. The Company has also filed counterclaims against FSA.
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

Bay View Capital Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2006
(Unaudited)
Note 9. Subsequent Events
     On April 11, 2006, BVAC issued a $202.4 million auto receivable-backed note payable through Bay View 2006-1 Owner Trust. This issue, a private placement, has a fixed interest rate of 5.74% and a final maturity date of November 25, 2014. The note contains a call provision that grants BVAC the option of calling the note at any time between the closing date of the transaction and December 15, 2006. Proceeds from the issuance of the notes were used to repay $202.1 million of borrowings on BVAC’s revolving warehouse credit facility.
     On April 27, 2006, stockholders of the Company and of GLB approved the Company’s merger agreement with GLB. The merger will be effective on Monday, May 1, 2006, and trading will commence on that date on the New York Stock Exchange under the symbol “GLK.” The Company’s stockholders also approved the sale of BVAC to AFS. At March 31, 2006, the major classes of assets and liabilities of BVAC included $685.9 million of auto contracts receivable, $196.8 million of warehouse credit facility borrowings and $472.7 million of securitization notes payable. See Note 2. “Proposed Merger and Sale” for additional information on these transactions.
     This Quarterly Report on Form 10-Q does not reflect or assume any changes to the Company’s business as a result of the merger with GLB or the sale of BVAC to AFS. For material information regarding the merger and/or sale, including its impact on the Company, see the joint proxy statement/prospectus filed with the Securities and Exchange Commission on April 3, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” was written assuming that you have read or have access to our 2005 Annual Report on Form 10-K, which contains the latest audited consolidated financial statements and notes, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations. Accordingly, only certain changes in financial condition and results of operations are discussed in this Quarterly Report on Form 10-Q. Furthermore, the interim financial results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.
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
     During the fourth quarter of 2003, our Board of Directors amended the Original Plan to become a plan of partial liquidation (the “Amended Plan”) under which we are completing the liquidation of the assets and the satisfaction of the liabilities of BVB remaining after BVB’s September 30, 2003 dissolution, distributed a major portion of the proceeds to our stockholders through a series of cash distributions, and continue to operate BVAC. When we adopted the Amended Plan, we discontinued our use of liquidation basis accounting and readopted going concern basis accounting effective October 1, 2003. With BVB’s dissolution on September 30, 2003, its remaining assets and liabilities were transferred to us, as BVB’s sole stockholder, and we ceased to be a bank holding company and, along with our subsidiaries, were no longer subject to supervision, examination and regulation by the Board of Governors of the Federal Reserve System (the “FRB”), the Office of the Comptroller of the Currency or the Federal Deposit Insurance Corporation.
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
     At March 31, 2006, we had assets of $761.2 million, liabilities of $692.8 million and stockholders’ equity of $68.4 million.
Auto Finance
     BVAC is a Southern California-based auto finance company engaged in the indirect financing of automobile purchases by individuals. BVAC purchases auto contracts from approximately 7,000 automobile dealers in 31 states.
     BVAC has historically positioned itself in the market as a premium priced lender for well-qualified borrowers seeking extended-term financing and/or higher advance rates than those generally offered by traditional lenders. This strategy has enabled BVAC to establish a loyal dealership network by satisfying a unique niche within the indirect auto finance market that large commercial banks and captive finance companies have not served well. BVAC has leveraged this established reputation with its dealers to broaden its array of auto financing programs available to prime credit quality borrowers. Of the auto contracts BVAC purchased during the three months ended March 31, 2006, 87% were originated by manufacturer-franchised dealerships and the remaining 13% were originated by independent dealerships; 35% were contracts on new vehicles and 65% were contracts on used vehicles.
     BVAC places a strong emphasis on borrower stability, credit quality and debt serviceability. With Fair, Isaac & Co., or “FICO,” credit scores that averaged 736 on purchases during the three months ended March 31, 2006. BVAC’s borrower base is largely comprised of prime credit quality borrowers. BVAC offers financing terms to 96 months and typically finances an amount in excess of a dealer’s wholesale value of a vehicle. During the three months ended March 31, 2006, the term to maturity on auto contracts purchased by BVAC averaged 79 months and the loan-to-value ratio averaged 120%. The average loan amount financed by BVAC was $23,300.
     BVAC operates as an independent finance company, purchasing auto contracts primarily for sale or securitization and servicing these auto contracts. BVAC utilizes a revolving warehouse credit facility to fund its purchases of contracts, and periodically sells or securitizes a portion of its auto contracts in order to pay down the facility and maintain available borrowing capacity. At March 31, 2006, BVAC had $196.8 million outstanding under this credit facility. BVAC retains the servicing obligation on the contracts that it sells or securitizes which provides us with a source of fee income over the life of the contracts.
     BVAC’s headquarters and operations center is located in Covina, California. The operations center manages the underwriting of contracts and supports its dealer relationships. It also houses BVAC’s servicing and collections activities involving more than 40,000 accounts representing approximately $800 million of managed contracts as of March 31, 2006.

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
     Prior to 2005, we structured these transactions as sales in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” For transactions structured as sales, the sold auto contracts were removed from our consolidated statements of financial condition and we recognized a gain on the sale of the auto contracts to the trusts.
     Gains or losses on the securitizations and/or sales of loans are recorded in earnings at the time of the transaction when control over the loans is surrendered and consideration other than beneficial interests in the loans is received. The gain or loss represents the difference between the sum of sale proceeds, net of transaction costs and cash deposited into a securitization trust account, in order to enhance the credit rating of the asset-backed securities, and the sum of the net carrying value of the auto contracts and the present value of future excess cash flow anticipated to be distributed to us by the trust over the life of the asset-backed securities. The present value of the anticipated future excess cash flow is an asset which is referred to as a “retained interest” in the securitization.
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
     We designate our retained interests as available-for-sale and carry them at fair value. Unrealized gains and losses on retained interests that are deemed to be temporary are reported in other comprehensive income or loss, net of tax. For retained interests that have experienced a decline in fair value below their amortized cost basis and for which the decline in fair value has been determined to be other-than-temporary, the cost basis of the retained interest is written down to fair value as the new cost basis and the write-down is charged to earnings.
     Our retained interests are subordinate to investor interests in the related asset-backed securities and their value is subject to credit and prepayment risks in the pool of underlying auto contracts. We are not aware of an active secondary market for our retained interests and, accordingly, we estimate the fair value of our retained interests by calculating the present value of the future excess cash flow anticipated to be received using management’s best estimates of key valuation assumptions, including credit losses, prepayment speeds and discount rates commensurate with the underlying risks in the anticipated future cash flow. Changes in these assumptions due to differing actual experience or market conditions could affect the value of our retained interests.

     The following table sets forth the significant assumptions used in the valuation of our retained interests in securitizations as of March 31, 2006:

Weighted-average discount rate	10.0%
Range of projected annual credit losses, net	1.45% - 1.55%
Range of projected cumulative credit losses	2.23% - 2.43%
Prepayment speed	1.35 - 1.50 ABS
     BVAC has also completed auto contract securitizations in which it has retained certain rights that resulted in its maintaining control over the transferred receivables and, in accordance with the provisions of SFAS No. 140, we have accounted for these transactions as secured financings. For securitizations treated as secured financings, the auto contracts are retained on the consolidated statement of financial condition and the securities issued to finance the contracts are recorded as securitization notes payable. We record interest income on the securitized contracts and interest expense on the securitization notes payable and record as expense a provision for credit losses on the auto contracts receivable. See “Balance Sheet Analysis - Borrowings” and Note 5 to the Condensed Consolidated Financial Statements, “Securitization Notes Payable,” for additional information.
Allowance for Credit Losses
     The allowance for credit losses on auto contracts held-for-investment is established through a provision charged to expense and maintained at a level that we believe is sufficient to cover estimated losses in this loan portfolio. We consider BVAC’s portfolio of auto contracts to be comprised of relatively small balance, homogeneous receivables and, accordingly, determine its allowance for credit losses in accordance with SFAS No. 5, “Accounting for Contingencies.” The allowance for credit losses is evaluated and adjusted on a quarterly basis.
     In determining the level of the allowance for credit losses, we evaluate BVAC’s auto contracts held-for-investment using two methodologies. The first methodology is based upon an analysis of BVAC’s historical loss experience using a “vintage” analysis of its past purchases of auto contracts from which BVAC predicts probable losses that are inherent in its portfolio of auto contracts held-for-investment. Under this method, BVAC’s historical credit loss experience is stratified by quarter and correlated with the related auto contracts that have been similarly stratified by the number of quarters that have elapsed since date of purchase. This credit loss data is derived from “static pool” information that has been internally collected on the historical loss experience of BVAC’s portfolio of managed auto contracts. BVAC defines managed auto contracts as the sum of its warehouse inventory of auto contracts receivable plus auto contracts that have been securitized and/or sold with servicing retained by BVAC. We also use a second method for evaluating the sufficiency of the allowance for credit losses. This second method, a “roll rate” analysis, projects the migration of quarter-end auto contracts held-for-investment from current payment status through 30-, 60- and 90-day delinquent status to charge-off and correlates this projection with loss reserve factors.
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
     Our income tax provisions are based upon income taxes payable for the current period as well as current period changes in deferred income taxes. Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory income tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred income taxes for a change in tax rates is recognized through the provision for income taxes during the period of enactment. We measure deferred tax assets using the enacted tax rate expected to apply to carryforwards and temporary differences in the periods they are expected to reverse. In accordance with SFAS No. 109, “Accounting for Income Taxes,” a valuation allowance is recognized on deferred tax assets if, based upon the weight of available evidence, it is more likely than not that some or all of the assets may not be realized.
Derivative Instruments
     We use derivative instruments to reduce our exposure to interest rate risk embedded in our fixed-rate auto contracts which are funded by floating-rate financing. Rising interest rates reduce the net interest spread produced by BVAC’s auto contracts, a primary component of our profitability, as well as the economic value of BVAC’s inventory of auto contracts. In addition, under the terms of our warehouse credit facility, the indenture trustee maintains derivative instruments to provide interest rate risk protection to BVAC’s lenders. We account for these derivative instruments in accordance with SFAS No. 133, “Accounting for Derivatives and Hedging Activities.”
     Our derivative instruments outstanding at March 31, 2006 and December 31, 2005 were comprised of interest rate swap contracts and interest rate caps. The interest rate swap contracts are used to reduce our exposure to interest rate risk. The interest rate caps are required under the terms of BVAC’s warehouse credit facility and maintained by the indenture trustee, as discussed above. In accordance with SFAS No. 133, these derivative instruments are accounted for as assets or liabilities and recorded at fair value. Because these derivatives were not formally designated as hedges, changes in fair values are charged or credited to earnings.
Results of Operations
     Our consolidated net loss for the three months ended March 31, 2006 was $2.4 million, or $0.37 per diluted share, compared with a consolidated net loss of $334 thousand, or $0.05 per diluted share, for the three months ended March 31, 2005.
     Results for the three months ended March 31, 2006 reflected increased net interest income and decreased general and administrative expenses compared with the three months ended March 31, 2005, offset by decreased leasing income from our auto lease portfolio, which was fully liquidated in December 2005, and a decrease in the unrealized gain on our interest rate derivatives. Our provision for credit losses increased to $1.9 million for the three months ended March 31, 2006 from $837 thousand for the three months ended March 31, 2005 to support our portfolio of auto contracts held-for-investment, which increased to $685.9 million at March 31, 2006 from $293.5 million at March 31, 2005.
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
     Net interest income, net interest margin and average interest-earning assets for the three months ended March 31, 2006 were $4.7 million, 2.69% and $722.7 million, respectively. Net interest income, net interest margin and average interest-earning assets for the three months ended March 31, 2005 were $3.4 million, 3.37% and $414.7 million, respectively.

     The increase in net interest income for the three months ended March 31, 2006 compared to the same period in 2005 was attributable to an increase in average interest-earning assets resulting from the greater volume of auto contracts purchased since March 31, 2005. Although net interest income increased, net interest margin decreased as short-term, floating-rate funding costs on BVAC’s warehouse credit facility rose more rapidly than intermediate-term yields on purchased auto contracts. At March 31, 2006, the spread between the yields on one-month and three-year U.S. Treasury securities narrowed to 18 basis points from 133 basis points at March 31, 2005.
     The following table sets forth average outstanding balances of assets and liabilities, net interest income, net interest rate spread and net interest margin for the periods indicated:

	Average Balances, Yields and Rates
	For the Three Months Ended			For the Three Months Ended
	March 31, 2006			March 31, 2005
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
			(Dollars in thousands)
Assets
Interest-earning assets:
Restricted cash	$40,081	$726	7.25%	$28,631	$221	3.08%
Retained interests in securitizations	19,947	613	12.30	22,305	500	8.98
Auto installment contracts and other loans receivable	159,982	3,337	8.48	212,562	3,785	7.23
Securitized auto installment contracts receivable	502,711	8,787	7.11	151,246	2,565	6.90

Total interest-earning assets	722,721	13,463	7.56	414,744	7,071	6.92%

Other assets	22,228			48,371

Total assets	$744,949			$463,115

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Warehouse credit facility and other borrowings	$154,797	2,284	5.90%	$232,994	2,202	3.78%
Interest rate swap (income) expense	—	(111)	—	—	216	—

Warehouse credit facility, other borrowings and swaps	154,797	2,173	5.62	232,994	2,418	4.14
Securitization notes payable	505,144	6,621	5.24	109,337	1,260	4.61

Total interest-bearing liabilities	659,941	8,794	5.33%	342,331	3,678	4.29%

Other liabilities	13,859			16,699

Total liabilities	673,800			359,030
Stockholders’ equity	71,149			104,085

Total liabilities and stockholders’ equity	$744,949			$463,115

Net interest income/net interest rate spread		$4,669	2.23%		$3,393	2.63%

Net interest-earning assets	$62,780			$72,413

Net interest margin			2.69%			3.37%

Provision for Credit Losses
     An allowance for credit losses on our auto contracts held-for-investment is established through the provision for credit losses. We recorded $1.9 million of provision for credit losses for the three months ended March 31, 2006 compared to $0.8 million for the three months ended March 31, 2005. The increase in provision expense and related increase in allowance for credit losses reflected both the continued growth and seasoning of our portfolio of auto contracts receivable. Auto contracts held-for-investment increased by $392.4 million to $685.9 million at March 31, 2006 from $293.5 million at March 31, 2005. See “Balance Sheet Analysis – Allowance for Credit Losses” for additional information on the provision and allowance for credit losses.
Noninterest Income
     Noninterest income was $1.1 million for the three months ended March 31, 2006 compared to $4.1 million for the three months ended March 31, 2005. The decrease in noninterest income for the three months ended March 31, 2006, compared to the three months ended March 31, 2005, was primarily due to decreases in leasing income and unrealized gains on derivatives, partially offset by a net gain on auto installment contracts and other loans held-for-sale and retained interests in securitizations, net.
     Leasing income decreased from $2.1 million for the three months ended March 31, 2005 to $0.1 million for the three months ended March 31, 2006 as a direct result of the liquidation of our auto lease portfolio. We ceased purchasing auto leases in June 2000 and the portfolio was fully liquidated at December 31, 2005.
     During the three months ended March 31, 2006 and 2005, we recorded $0.2 million and $1.5 million, respectively, of net gains on our derivative instruments, reflecting the increase in intermediate-term rates that occurred during these periods. As discussed in additional detail in Item 3. “Quantitative and Qualitative Disclosures About Market Risk – Asset/Liability Management,” we employ derivative instruments primarily to protect the value of BVAC’s fixed-rate auto contracts from rising interest rates. Our strategy is to protect the economic value of these auto contracts rather than the accounting values. Our derivative instruments are not treated as designated hedge instruments under SFAS No. 133 and are, accordingly, carried at fair value, with changes in such fair value charged or credited to earnings. Future changes in interest rates could continue to produce fluctuations in the fair value of our derivatives and, therefore, the level of our noninterest income.
     We recognized a net gain on auto contracts and other loans held-for-sale and retained interests in securitizations of $0.1 million for the three months ended March 31, 2006 compared to a loss of $0.4 million for the three months ended March 31, 2005. The loss for the three months ended March 31, 2005 included write-offs of premium on auto contracts held-for-sale due to prepayments and chargeoffs of defaulted auto contracts and an other-than-temporary loss on retained interests in securitizations.
     Loan servicing income decreased to $0.3 million for the three months ended March 31, 2006 from $0.6 million for the three months ended March 31, 2005. This decrease was due to the runoff of the balance of our servicing portfolio of investor-owned auto contracts for securitizations accounted for as sales under SFAS No. 140 to $119.8 million at March 31, 2006 from $224.2 million at March 31, 2005.
Noninterest Expense
     Noninterest expense was $6.4 million for the three months ended March 31, 2006 compared to $7.1 million for the three months ended March 31, 2005. For the three months ended March 31, 2006, our noninterest expense included $6.3 million of general and administrative expense and $0.1 million of real estate owned expense due to a write-down on our remaining franchise-related property. For the three months ended March 31, 2005, noninterest expense included $6.6 million of general and administrative expense and $0.5 million of leasing expense related to our liquidated auto lease portfolio.

     The following table sets forth the components of general and administrative expense for these periods:

	For the Three Months Ended
	March 31, 2006	March 31, 2005
	(Dollars in thousands)
Employee compensation and benefits	$3,545	$3,116
Professional and legal services	2,252	2,588
Occupancy and equipment	259	470
Information technology	286	203
Postage, telephone and travel	276	449
Capitalized fees and costs	(499)	(566)
Other	175	346

Total general and administrative expense	$6,294	$6,606

     The decrease in general and administrative expense for the three months ended March 31, 2006, compared to the three months ended March 31, 2005, was largely due to decreased professional services expense, including costs attributable to compliance with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), decreased accrued facilities liquidation costs and decreased postage, telephone and travel and other expenses attributable to reduced staffing levels. These decreases were offset by increased compensation expense, which reflected the impact of accrual reversals during the three months ended March 31, 2005 and $194 thousand of stock-based compensation expense related to the adoption of SFAS No. 123R, “Share-Based Payments” as of January 1, 2006.
     SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and instead generally requires that such transactions be accounted for using a fair-value based method. We have elected the modified prospective transition method as permitted under SFAS No. 123R, which requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. Prior periods have not been restated to reflect the impact of SFAS No. 123R. Stock-based compensation for awards granted prior to January 1, 2006 is based upon the grant-date fair value as determined under the pro forma provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” We use a Black-Scholes option valuation model to determine the fair value of stock-based compensation under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123.
     Stock-based compensation expense of $194 thousand resulting from the adoption of SFAS No. 123R represents expense related to stock options granted prior to, but not yet vested as of, January 1, 2006. As of March 31, 2006, we had $65 thousand of total unrecognized compensation expense related to non-vested stock-based payments which is expected to be recognized during the second quarter of 2006.
Income Taxes
     We recorded an income tax benefit of $67 thousand and $157 thousand for the three months ended March 31, 2006 and 2005, respectively. As a result of our consolidated pre-tax loss for the year ended December 31, 2005 and in accordance with the provisions of SFAS No. 109, we recognized a full valuation allowance on our net deferred tax assets of $46.8 million at December 31, 2005. The establishment of the full valuation allowance does not affect our net operating loss carryforwards, which remain available to offset future taxable income.
     The effective tax rate used in computing income taxes for the three months ended March 31, 2006 and 2005 was 2.7% and 32.0%, respectively. The Company’s 2006 tax rate differed from the 34% federal statutory rate due to the establishment of the full valuation allowance on net deferred tax assets, the recognition of deferred tax assets to offset the deferred tax liability recorded through comprehensive income, the effect of state income and franchise taxes and nondeductible merger-related expenses. The Company’s 2005 effective tax rate differed from the 34% federal statutory rate due to the establishment of the full valuation allowance on net deferred tax assets, the effect of state income and franchise taxes and nondeductible merger-related expenses.

Balance Sheet Analysis
     Our total assets were $761.2 million at March 31, 2006 compared to $714.8 million at December 31, 2005. The increase in total assets was attributable to asset growth produced by BVAC. During the three months ended March 31, 2006, BVAC’s purchases of auto contracts, net of repayments and loan securitizations, increased our auto contracts receivable by $52.2 million. These purchases were largely funded by additional borrowings on our warehouse credit facility and securitization notes payable.
Restricted Cash
     Our restricted cash balances were $36.1 million and $35.1 million at March 31, 2006 and December 31, 2005, respectively. Restricted cash attributable to BVAC’s auto finance business includes cash collateral provided to counterparties to BVAC’s hedging contracts to meet margin requirements, cash collateral provided to cure potential borrowing base deficiencies on BVAC’s warehouse credit facility, cash collateral provided in connection with credit enhancement of securitization notes payable and cash payments received from our customers that are in-transit to trust accounts for BVAC’s auto securitization trusts. The remaining assets from BVB’s liquidation also include restricted cash that has been pledged to secure a letter of credit, cash collateral pledged in connection with our servicing of a multi-family loan pool and certain other contractual obligations.
Retained Interests in Securitizations
     The following table provides information on the balance of our outstanding retained interests in securitizations of auto contracts as of the dates indicated:

	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
Bay View 2002-LJ-1 Owner Trust	$13,912	$14,028
Bay View 2003-LJ-1 Owner Trust	6,023	6,079

Total retained interests in securitizations	$19,935	$20,107

     At March 31, 2006 and December 31, 2005, our retained interests in securitizations were classified as available-for-sale and reported at fair value. Unrealized gains of $289 thousand and $151 thousand in these retained interests were included in our stockholders’ equity, net of tax, at March 31, 2006 and December 31, 2005, respectively. For the three months ended March 31, 2005, we recognized $124 thousand of other-than-temporary impairment in the Bay View 2003-LJ-1 Owner Trust which was charged against noninterest income.

Auto Installment Contracts Receivable
     The following table sets forth our portfolio of auto contracts receivable as of the dates indicated:

	As of	As of
	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Auto installment contracts held-for-investment	$205,580	$105,120
Securitized auto installment contracts held-for-investment	471,908	520,387
Premiums, discounts and deferred fees and costs, net	15,162	14,393
Allowance for credit losses	(6,798)	(6,279)

Auto installment contracts held-for-investment, net	$685,852	$633,621

     During the three months ended March 31, 2006, BVAC purchased $119.0 million of auto contracts compared to $114.9 million purchased during the three months ended March 31, 2005. Repayments totaled $67.0 million and $36.3 million for the three months ended March 31, 2006 and 2005, respectively.
     At March 31, 2006, BVAC was servicing 40,000 contracts representing approximately $800 million of managed loans compared to 30,400 contracts representing $619 million of managed loans at March 31, 2005.
Credit Quality
     We define nonaccrual auto contracts receivable as contracts which are 90 days or more delinquent as to principal and interest payments unless the principal and interest are well-secured and in the process of collection. We charge off auto contracts receivable and reverse related accrued interest receivable when the contracts become 120 days delinquent. We may also designate contracts that are less than 90 days delinquent as nonaccrual when the full collection of principal and/or interest is doubtful. We recognize interest income on nonaccrual contracts on a cash basis.
     Auto contracts receivable delinquent 30+ days or more were $2.4 million, or 0.35% of gross auto contracts receivable, at March 31, 2006 compared to $3.3 million, or 0.52% of gross auto contracts receivable, at December 31, 2005 and $1.0 million, and 0.26% of gross auto contracts receivable, at March 31, 2005. As a percentage of managed contracts, 30+ day delinquencies were 0.41% of outstanding contracts at March 31, 2006 compared to 0.63% at December 31, 2005 and 0.41% at March 31, 2005.
     Net charge-offs, defined as gross charge-offs less recoveries, as a percentage of auto contracts receivable decreased to an annualized rate of 0.82% for the three months ended March 31, 2006 compared to 1.09% for the three months ended December 31, 2005 and increased from 0.68% for the three months ended March 31, 2005. The increase in the net charge-off rate reflects the increasing loss rates that we associate with the aging or “seasoning” of our auto contracts through their midlife which is typically followed by a gradual decrease in loss rates through the remaining life of the contracts.
     As a percentage of managed contracts, which we define as the total auto contracts serviced by BVAC, net charge-offs decreased to an annualized rate of 0.83% for the three months ended March 31, 2006 from a rate of 1.35% for the three months ended December 31, 2005 and 1.10% for the three months ended March 31, 2005.
     Net charge-offs for the three months ended December 31, 2005 reflected increased bankruptcy-related loan losses due to a change in federal bankruptcy laws during the period which made it more difficult for debtors to have debts discharged under Chapter 7 filings. This bankruptcy law reform produced an anticipatory rash of bankruptcy filings that peaked in the fourth quarter of 2005 and declined significantly by the end of the first quarter of 2006. The increase in bankruptcy filings produced a corresponding increase in delinquencies at December 31, 2005 and an increase in net charge-offs for the three months ended December 31, 2005.

Allowance for Credit Losses
     The following table sets forth the activity in the allowance for credit losses for auto contracts held-for-investment as of and for the periods indicated:

			At and For
			the Year
	At and For the Three Months		Ended
	Ended March 31,		December 31,
	2006	2005	2005
	(Dollars in thousands)
Balance at beginning of period	$6,279	$1,508	$1,508
Charge-offs	(1,988)	(418)	(3,875)
Recoveries	627	86	699

Net charge-offs	(1,361)	(332)	(3,176)

Provision for credit losses	1,880	837	7,947

Balance at end of period	$6,798	$2,013	$6,279

     Our allowance for credit losses represented 1.00% of gross outstanding auto contracts held-for-investment at both March 31, 2006 and December 31, 2005 compared to 0.70% at March 31, 2005. The level of the allowance at the respective period ends reflected the underlying level of net charge-offs that we estimated to be embedded in our auto contracts held-for-investment. The increase in the allowance was reflective of the impact of the seasoning of our auto contracts held-for-investment, as discussed above. Refer to “Critical Accounting Policies – Allowance for Credit Losses” for additional comments on our related accounting policies.
Borrowings
     Our borrowings are comprised of a revolving warehouse credit facility and auto receivable-backed securitization notes payable. The following table sets forth our outstanding borrowings as of the dates indicated:

	At March 31, 2006	At December 31, 2005
	(Dollars in thousands)
Warehouse credit facility	$196,798	$99,727
Securitization notes payable	472,749	521,568

Total	$669,547	$621,295

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

     On February 17, 2005, we issued $232.1 million of auto receivable-backed notes payable through Bay View 2005-LJ-1 Owner Trust, on July 28, 2005, we issued $180.9 million of auto receivable-backed notes payable through the Bay View 2005-LJ-2 Owner Trust and on December 6, 2005, we issued $214.6 million of auto-receivable-backed notes payable through Bay View 2005-3 Owner Trust. The notes contain a call provision that grants the Company the option of calling the notes at any time after the aggregate balance of the receivables has been reduced to 15% of the original pool of receivables. See Note 5 to the Condensed Consolidated Financial Statements, “Securitization Notes Payable,” at Item 1. “Financial Statements” for additional information.
Liquidity and Capital Resources
     BVAC’s $450.0 million revolving warehouse credit facility allows us to purchase and warehouse auto contracts. Our ability to securitize or sell auto contracts on a whole loan basis allows us to pay down the warehouse facility periodically in order to maintain available borrowing capacity to fund future purchases of auto contracts. Repayments from warehoused auto contracts also provide liquidity.
     At March 31, 2006, we had $5.2 million of cash and $253.2 million of available borrowing capacity on our revolving warehouse credit facility, of which $3.7 million was immediately available based upon BVAC-owned auto contracts eligible for pledging.
     As previously discussed under “Balance Sheet Analysis – Borrowings,” we issued a total of $627.6 million of auto receivable-backed notes payable in three offerings during 2005. Proceeds from the issuance of these notes were used to repay our revolving warehouse credit facility. The notes contain a call provision that grants the Company the option of calling the notes at any time after the aggregate balance of the receivables has been reduced to 15% of the original pool of receivables. These notes, which are “sequential pay” notes with repayment provisions linked to repayments of the underlying pools of auto contracts, have maturities extending to June 2014. We anticipate that prepayments will reduce the effective life of the notes.
     On October 28, 2005, we reported the execution of a definitive agreement to merge with Great Lakes Bankcorp, Inc. (“GLB”), with us as the surviving corporation. GLB is the holding company for Greater Buffalo Savings Bank (“GBSB”), a savings bank that was founded in November 1999 and, as of December 31, 2005, reported assets of $775 million. GBSB operates 10 full service branches and currently has 5 additional branches under construction in Western New York. Under the terms of the merger agreement, GLB stockholders will receive a fixed ratio of 1.0873 shares of our common stock for each share of GLB common stock. Based on the closing price of our common stock at the execution date, the transaction was valued at approximately $67.1 million. After completion of the merger, our stockholders will own approximately 60% of our then outstanding shares. The merger is expected to close in the second quarter of 2006, subject to receipt of stockholder approvals.
     On November 7, 2005, we reported the execution of a definitive agreement to sell BVAC to AmeriCredit Financial Service, Inc. (“AFS”) in an all-cash transaction for a price approximating the book value of BVAC at the time of closing. The sale of BVAC is expected to close in the second quarter of 2006, subject to the receipt of approval by our stockholders.
     We did not make cash distributions to our stockholders during the year ended December 31, 2005 and the three months ended March 31, 2006. As a result of the proposed merger with GLB and sale of BVAC to AFS, our Board of Directors does not anticipate future distributions of the proceeds from our plan of partial liquidation to our stockholders.
     Stockholders’ equity totaled $68.4 million and $70.5 million at March 31, 2006 and December 31, 2005, respectively.

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
     At March 31, 2006, we had outstanding swap contracts with a total notional amount of $50.0 million under which we pay a fixed interest rate of 3.64% and receive a floating interest rate of 4.72%. These contracts mature from May 2007 to May 2008. At March 31, 2006, the fair value of our swap contracts was $1.2 million and was included in other assets. We estimate that an increase in market interest rates of 100 and 200 basis points would have resulted in an approximate unrealized gain of $0.6 million and $1.3 million, respectively; while a decrease in interest rates of 100 and 200 basis points would have resulted in an approximate unrealized loss of $0.7 million and $1.3 million, respectively.
Warehouse Credit Facility
     Auto contracts pledged to secure borrowings under BVAC’s warehouse credit facility bear fixed interest rates while amounts borrowed under BVAC’s warehouse credit facility bear a floating interest rate. To provide the note purchasers in the warehouse credit facility with protection from interest rate risk embedded in the fixed-rate auto contracts that have been transferred to the trust, the trust enters into out-of-the-money interest rate cap contracts, containing the terms and conditions required by the note purchasers. At March 31, 2006, the interest rate caps had a notional amount of $208.3 million with cap strike rates ranging from 5.50% to 6.25%. At March 31, 2006, the fair value of the interest rate caps was $0.5 million.
     Derivative financial instruments involve, to varying degrees, elements of credit risk. Credit risk is defined as the possibility of sustaining a loss because a counterparty to a financial instrument failed to perform in accordance with the terms of the contract. Refer to “Critical Accounting Policies — Derivative Instruments” for comments about the accounting for our derivatives.

Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file under the Exchange Act is recorded, processed, summarized and reported on a timely basis in accordance with accounting principles generally accepted in the United States (“GAAP”) and without material misstatement. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file under the Exchange Act.
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
     (b) Changes in Internal Controls
     There were no changes in our internal controls over financial reporting identified in connection with the evaluation of such controls that occurred during our most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
     Item 1. Legal Proceedings
     On August 29, 2003, Financial Security Assurance Inc. (“FSA”) filed a complaint against us and Bay View Bank (“BVB”) in the United States District Court for the Southern District of New York. The complaint, as amended, alleges breaches of representations and warranties or indemnity obligations with regard to a number of loans that served as collateral for two securitizations involving us and/or a former subsidiary of BVB, Bay View Franchise Mortgage Acceptance Company, that were effected in 1998 and 2000. FSA guaranteed certain payments in connection with these securitizations. We vigorously deny any liability to FSA and have asserted numerous defenses to each of FSA’s claims. We have also filed counterclaims against FSA.
     We are also a party to various other legal actions arising in the normal course of our business.
     After consultation with counsel, we do not currently expect that the resolution of these legal actions will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
     Item 1A. Risk Factors
     There were no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005 which was filed on March 21, 2006.
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

BAY VIEW CAPITAL CORPORATION

DATE: April 28, 2006	BY:	/s/ John Okubo John Okubo
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)