Form 10-Q
period 2006-06-30
GREAT LAKES BANCORP, INC.
filed 2006-08-09
CIK 840387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-14879

GREAT LAKES BANCORP, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-3078031
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2421 MAIN STREET, BUFFALO, NEW YORK	14214
(Address of principal executive offices)	Zip Code

(716) 961-1900
(Issuer's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:
Common Stock, $.01 par value -- 10,915,274 shares as of July 31, 2006

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES

Form 10-Q

For the Quarterly Period Ended June 30, 2006

TABLE OF CONTENTS
		PAGE
PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets (Unaudited) -
	at June 30, 2006 and December 31, 2005 ................................................................................	3

	Consolidated Statements of Operations (Unaudited) -
	Three and six months ended June 30, 2006 and 2005 .............................................................	4

	Consolidated Statements of Shareholders' Equity (Unaudited) -
	Six months ended June 30, 2006 and 2005...............................................................................	5

	Consolidated Statements of Cash Flows (Unaudited) -
	Six months ended June 30, 2006 and 2005...............................................................................	6

	Notes to Consolidated Financial Statements (Unaudited) .............................................................	7

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
	RESULTS OF OPERATIONS ................................................................................................	22

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ..............	34

ITEM 4.	CONTROLS AND PROCEDURES ..............................................................................................	35

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS ..............................................................................................................	36

ITEM 1A.	RISK FACTORS ...........................................................................................................................	36

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS .................	40

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES ................................................................................	40

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..................................	41

ITEM 5.	OTHER INFORMATION .............................................................................................................	41

ITEM 6.	EXHIBITS .....................................................................................................................................	41

	SIGNATURES ...............................................................................................................................	42

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2006	2005
ASSETS
Cash and cash equivalents:
Cash and due from banks	$11,263	$13,070
Interest-earning deposits in other financial institutions	279	82,430
Short-term investments	71,704	-
Total cash and cash equivalents	83,246	95,500
Restricted cash	17,970	-
Securities available for sale, at fair value	247,783	212,025
Securities held to maturity, at amortized cost (fair value of $15,423 and $15,620, respectively)	16,011	16,024
Federal Home Loan Bank stock, at cost	4,962	3,454
Loans, net of allowance for loan losses of $3,370 and $2,910, respectively	473,843	409,336
Premises and equipment, net	22,653	19,180
Accrued interest receivable	3,468	2,887
Bank-owned life insurance	12,768	12,537
Deferred tax asset, net	43,424	1,731
Goodwill	11,721	-
Other assets	4,275	2,427
TOTAL ASSETS	$942,124	$775,101

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$29,194	$23,846
Interest-bearing	623,836	597,238
Total deposits	653,030	621,084
Short-term borrowings	12	20,900
Securities sold under agreements to repurchase	112,500	82,000
Subordinated debentures	12,372	12,372
Accrued legal settlement (Note 1)	20,000	-
Accrued expenses and other liabilities	10,303	3,152
TOTAL LIABILITIES	808,217	739,508

Commitments and contingencies (Note 1)

Shareholders' equity:
Common stock - 80,000,000 authorized shares of $0.01 par value; 10,914,952 shares issued and 10,913,535 outstanding at June 30, 2006; and 4,300,436 shares issued and outstanding
at December 31, 2005	109	43
Additional paid-in capital	136,119	35,383
Retained earnings	2,776	2,910
Treasury stock, at cost; 1,417 shares	(234)	-
Accumulated other comprehensive loss	(4,863)	(2,743)
TOTAL SHAREHOLDERS' EQUITY	133,907	35,593
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$942,124	$775,101

See accompanying notes to the consolidated financial statements.

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$6,703	$4,446	$12,754	$8,398
Interest on investment securities:
Taxable	3,249	3,818	6,230	7,490
Tax-exempt	130	126	260	199
Total interest on securities	3,379	3,944	6,490	7,689
Dividends on FHLB stock	47	51	94	90
Other interest income	828	56	1,414	167
TOTAL INTEREST AND DIVIDEND INCOME	10,957	8,497	20,752	16,344
INTEREST EXPENSE:
Deposits	5,558	3,658	10,581	6,988
Short-term borrowings	144	158	432	181
Securities sold under agreements to repurchase	1,116	730	1,923	1,440
Subordinated debentures	242	181	468	346
TOTAL INTEREST EXPENSE	7,060	4,727	13,404	8,955
NET INTEREST INCOME	3,897	3,770	7,348	7,389
PROVISION FOR LOAN LOSSES	318	202	558	506
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	3,579	3,568	6,790	6,883
NONINTEREST INCOME:
Earnings on bank-owned life insurance	116	115	231	238
Service charges on deposit accounts	161	92	295	190
Loan fee income	135	19	159	36
Gain on sale of securities, net	-	1	-	120
Other operating income	175	92	317	168
TOTAL NONINTEREST INCOME	587	319	1,002	752
NONINTEREST EXPENSE:
Salaries and employee benefits	2,596	1,825	4,905	3,485
Occupancy, equipment and furnishings	595	458	1,152	1,052
Data processing and operations	229	164	450	352
Advertising	198	184	390	366
Professional services	154	83	291	195
Printing, postage and supplies	99	140	209	242
Other operating expenses	539	415	940	785
TOTAL NONINTEREST EXPENSE	4,410	3,269	8,337	6,477
INCOME (LOSS) BEFORE INCOME TAXES	(244)	618	(545)	1,158
INCOME TAX PROVISION (BENEFIT)	(191)	153	(411)	272
NET INCOME (LOSS)	$(53)	$465	$(134)	$886

Basic and diluted earnings (loss) per share	$(0.01)	$0.11	$(0.02)	$0.21

Weighted average basic and diluted shares outstanding	8,733,392	4,300,436	6,529,160	4,300,436

See accompanying notes to the consolidated financial statements.

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity (Unaudited)

Six months ended June 30, 2006 and 2005

(In thousands, except share data)

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Retained	Treasury	Comprehensive	Shareholders'
	Stock	Capital	Earnings	Stock	Loss	Equity
Balance at December 31, 2004, as previously reported	$4	$35,422	$3,378	$-	$(2,216)	$36,588
Retroactive restatement to reflect 4,300,436 shares
received in the Bay View merger and change in par
value from $0.001 to $0.01 per share	39	(39)	-	-	-	-
Comprehensive income:
Net income	-	-	886	-	-	886
Change in net unrealized loss on securities available
for sale, net of tax and reclassification adjustment	-	-	-	-	684	684
Total comprehensive income						1,570
Balance at June 30, 2005	$43	$35,383	$4,264	$-	$(1,532)	$38,158

Balance at December 31, 2005, as previously reported	$4	$35,422	$2,910	$-	$(2,743)	$35,593
Retroactive restatement to reflect 4,300,436 shares
received in the Bay View merger and change in par
value from $0.001 to $0.01 per share	39	(39)	-	-	-	-
Comprehensive loss:
Net loss	-	-	(134)	-	-	(134)
Change in net unrealized loss on securities available
for sale, net of tax and reclassification adjustment	-	-	-	-	(2,120)	(2,120)
Total comprehensive loss						(2,254)
Outstanding Bay View shares at merger date –
6,613,099 shares	66	101,584	-	-	-	101,650
Bay View treasury stock at merger date – 1,417 shares	-	234	-	(234)	-	-
Bay View merger costs	-	(1,101)	-	-	-	(1,101)
Compensation expense on stock options	-	19	-	-	-	19
Balance at June 30, 2006	$109	$136,119	$2,776	$(234)	$(4,863)	$133,907

See accompanying notes to the consolidated financial statements.

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six months ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(134)	$886
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization of premises and equipment	634	483
Net amortization of premiums on investment securities	343	1,057
Net amortization of deferred loan costs	792	495
Compensation expense on stock options	19	-
Deferred income tax benefit	(411)	(127)
Net realized gain on sales of securities	-	(120)
Provision for loan losses	558	506
Increase in accrued interest receivable	(581)	(601)
Increase in bank-owned life insurance	(231)	(238)
Decrease (increase) in other assets	3,433	(1,231)
Decrease in accrued expenses and other liabilities	(9,683)	(241)
Net cash provided (used) by operating activities	(5,261)	869

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in restricted deposits	148	-
Purchases of securities available for sale	(55,104)	(63,839)
Purchases of securities held to maturity	-	(8,939)
Proceeds from sales of securities available for sale	-	42,036
Proceeds from principal payments, maturities and calls on securities available for sale	15,543	37,936
Redemption (purchase) of Federal Home Loan Bank stock	(1,508)	1,291
Purchases of loans	(15,352)	(28,378)
Net increase in loans receivable	(50,505)	(42,645)
Purchase of premises and equipment	(4,107)	(2,154)
Cash received in Bay View merger	63,435	-
Bay View merger costs	(1,101)	-
Net cash used in investing activities	(48,551)	(64,692)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	31,946	60,766
Net increase (decrease) in short-term borrowings	(20,888)	31,370
Proceeds from securities sold under agreements to repurchase	167,000	139,000
Repayment of securities sold under agreements to repurchase	(136,500)	(189,000)
Net cash provided by financing activities	$41,558	$42,136
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(12,254)	$(21,687)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	95,500	29,981
CASH AND CASH EQUIVALENTS, END OF PERIOD	$83,246	$8,294

Supplemental disclosure of cash flow information:
Cash paid for interest	$13,327	$8,638
Cash paid for income taxes	-	917
Acquisition of Bay View Capital Corporation:
Assets acquired (excluding cash and cash equivalents acquired)	73,049	-
Liabilities assumed	34,834	-

See accompanying notes to the consolidated financial statements.

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1.)

MERGER WITH BAY VIEW CAPITAL CORPORATION

Overview

On May 1, 2006, we merged our bank holding company called Great Lakes Bancorp, Inc. ("Old Great Lakes") into Bay View Capital Corporation ("Bay View") and changed the name of the surviving legal entity back to Great Lakes Bancorp, Inc. ("New Great Lakes"). Bay View received approval from the Federal Reserve Bank to be registered as a bank holding company in January 2006.

Also on May 1, 2006, Bay View sold its only remaining operating subsidiary called Bay View Acceptance Corporation ("BVAC") for cash and with the sale of that entity we moved ahead with the full wind down of Bay View's corporate offices and staff located in San Mateo, California.  By the end of July 2006, the wind down was substantially complete and there were no Bay View employees remaining.

From the Old Great Lakes perspective, the merger provided: (1) significant additional capital in the form of ready cash, (2) significant tax benefits that can be used to shield future taxable income of the combined entity, (3) a New York Stock Exchange listing for their exchanged shares, and (4) three new directors with significant community banking experience.

From the Bay View perspective, the merger provided the Bay View shareholders with an investment in a valuable Buffalo-based community banking franchise called Greater Buffalo Savings Bank, our operating subsidiary, and served as a means of preserving the value of significant tax benefits that might otherwise expire worthless.

Accounting Treatment and Transaction Value

On May 1, 2006, each issued and outstanding share of common stock of Old Great Lakes was cancelled and converted into the right to receive 1.0873 shares of common stock of Bay View.  In addition, issued and unexercised common stock options of Old Great Lakes were converted into common stock options of Bay View at the same exchange ratio.

The exchange ratio, which was established when the merger agreement between the parties was executed on October 26, 2005, put the fair value of Great Lakes at approximately $66.1 million, based on the average closing market price of the Bay View stock two days before and after the merger was announced.  Great Lakes shareholders received 4,300,436 shares of Bay View stock in the exchange.

With the merger, the Old Great Lakes shareholders obtained approximately 39% ownership of the combined entity and control of its new Board of Directors.  Given the change in control as defined by Board representation, the continuity of Old Great Lakes management and other factors, the merger was treated for accounting purposes as a purchase of Bay View by Old Great Lakes, even though the Bay View entity survived in legal form (‘reverse merger' accounting).

The purchase price of Bay View was mathematically derived from the $66.1 million fair value of Old Great Lakes at the time the merger was announced and the relative ownership interests of 39% (Old Great Lakes) and 61% (Bay View) in the combined entity. This calculation put the Bay View purchase price at $101.7 million, which approximated Bay View's market capitalization when the merger was announced.

Thus, from the Old Great Lakes perspective, the merger represented a capital infusion of $101.7 million into an entity whose capital approximated $33.3 million at the merger date. Old Great Lakes also incurred merger-related costs of $1.1 million comprised principally of professional fees that reduced additional paid-in capital of the combined entity at the merger date.

Financial Presentation

Given that the merger is being treated for accounting purposes as a purchase of Bay View by Old Great Lakes, we are required to present the historical results of operations of Old Great Lakes for all prior-year periods and for the current year up to the May 1, 2006 merger date.  Results of operations after the merger are those of the combined entity. Historical financial statements of Old Great Lakes and Bay View can be found together at the electronic reporting website of the Securities and Exchange Commission.

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Bay View had several dormant subsidiaries that have no post-merger financial activity.  In addition, Bay View held limited partnership interests in several asset securitizations that were historically treated as sales transactions by Bay View.  While Bay View held residual interests in these securitizations through its partnership interests, these residual interests were deemed to be worthless by Bay View well before the merger and no value has been assigned to these residual interests in our financial statements. Thus, the Bay View partnership interests have had no impact on our post-merger results.

Purchase Price Allocation

We are required under accounting guidelines to allocate the $101.7 million purchase price to the assets acquired and liabilities assumed of Bay View as of May 1, 2006.

The purchase price allocation summarized in the table below is considered preliminary in nature because additional work is required to: (1) further evaluate income tax and legal contingencies associated with Bay View, (2) finalize estimates of lease obligations relating to the corporate offices in San Mateo, (3) arrive at the final determination of the carrying value of the acquired deferred tax assets based on our income projections of the newly combined entity, and (4) accumulate the final Bay View wind down costs.

Under the accounting guidelines, we are granted time after the merger to gather the information required to finalize our purchase price allocation. This time period generally is not to exceed one year. Our present expectation is to finalize the purchase price allocation by the end of the calendar year.  Adjustments to the values assigned to the assets acquired and liabilities assumed in the transaction generally result in a corresponding increase or decrease in goodwill recognized in the transaction.  For example, an increase in the deferred tax assets recognized in the merger would result in a corresponding reduction in goodwill recognized.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed of Bay View at the May 1, 2006 acquisition date (amounts are in thousands).  Further highlights on the assets acquired and liabilities assumed are summarized in the paragraphs that follow the table.

May 1, 2006
Cash and cash equivalents	$63,435
Restricted cash	18,118
Deferred tax assets, net of valuation allowance of $7,273	39,929
Goodwill	11,721
Other assets, including FSA recovery of $2,000	3,281
Total assets acquired	136,484

Accounts payable	2,660
FSA settlement liability	20,000
Employee-related liabilities	3,623
Accrued insurance and professional fees	2,333
Leased facility obligation	5,045
Other liabilities	1,173
Total liabilities assumed	34,834

Net assets acquired	$101,650

Cash

Cash and cash equivalents of $63.4 million at May 1, 2006 consist principally of the unrestricted cash received in the May 1, 2006 sale of BVAC and Bay View's operating cash accounts.

Restricted cash of $18.1 million at May 1, 2006 is comprised of $14.1 million of cash invested at the Federal Home Loan Bank (FHLB) in San Francisco, $2.0 million of cash held in escrow pending the final settlement of the BVAC sale and other restricted cash of $2.1 million.

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The $14.1 million of restricted cash at the FHLB secured a standby letter of credit that a Bay View entity issued as a credit support to a bond offering that financed an affordable housing project in San Jose, California.  In early August 2006, we obtained a full release of the FHLB cash by pledging available for sale securities of New Great Lakes.  By removing the restriction, we were able to deploy the cash resources for a better return and the letter of credit provides us with fee income through June 2009.

Bay View Income Tax Benefits and Tax Contingencies

Bay View has significant income tax benefits that may be used by the combined entity going forward.  The benefits consist of net operating loss carryforwards, credit carryovers and other net deductible items that can be used to offset future taxable income generated for Federal purposes and in various states where Bay View operated.

At May 1, 2006, Bay View had approximately $51.9 million of Federal net operating loss carry forwards that expire in 2024 and $4.0 million of Federal net operating loss carry forwards that expire in 2027.  At May 1, 2006, Bay View had: (1) net deductible temporary differences of $40.6 million that can be used to offset Federal taxable income, (2) alternative minimum tax credits of approximately $5.2 million that have no expiration, and (3) a capital loss carry forward of approximately $10.6 million arising from the sale of BVAC that expires in five years.

Under the accounting guidelines, we are required to recognize deferred tax assets for these future tax benefits and then recognize a reserve against the assets to the extent that it is deemed more likely than not that we won't realize some or all of the benefits in the future.

With respect to the May 1, 2006 purchase price allocation, we have recognized a full reserve of $3.2 million against the deferred tax assets relating to net operating loss carry forwards generated by Bay View in states where New Great Lakes does not currently operate.  Approximately $1.5 million of this reserve relates to California and the remainder encompasses 13 other states.

In addition, we have fully reserved the deferred tax asset of $4.1 million associated with the capital loss arising from the sale of BVAC.  While we sold BVAC at book value, its underlying tax basis was higher, resulting in a loss on the transaction for tax purposes.  This capital loss expires in five years and can only be used to offset capital gains. We have no assurance of generating capital gains in the future so we reserved the asset.

With respect to the remainder of the deferred tax assets coming from the Bay View merger, we have made a preliminary conclusion that these assets should be recognized without reserve.  This conclusion is based on our preliminary projections of future taxable income of the combined entity, using what we believe to be conservative asset growth and asset return assumptions.  Our income projections, if met, would enable us to fully utilize the deferred tax assets well before their expiration dates.

Bay View and its subsidiaries were involved in a variety of complex businesses and transactions over the years that expose the Company to possible challenges in the future by various taxing jurisdictions in the technical interpretation and application of tax rules and principles. While we are not aware of any particular instances where Bay View's technical application of tax rules and principles have created exposures that warrant the recognition of liabilities as of the May 1, 2006 merger date, ongoing review and evaluation of potential tax exposures will be conducted.  Under accounting guidelines, recognition of liabilities for tax contingencies stemming from purchase transactions are generally recognized with a corresponding increase in goodwill regardless of when such liabilities are established.

FSA Settlement Liability

On July 12, 2006, we reached settlement of a lawsuit brought by Financial Security Assurance Inc. ("FSA") against Bay View and certain subsidiaries in 2003.  The suit alleged breaches of representations and warranties or indemnity obligations relating to loans collateralizing a securitization formed in 1998 by an entity that was subsequently acquired by Bay View and a securitization formed in 2000 by a Bay View subsidiary. FSA guaranteed payments in connection with these two securitizations.

In return for a full release of all claims in the matter, we agreed to pay FSA $20.0 million and we remitted this amount to FSA on July 31, 2006.  The lawsuit was disclosed to Old Great Lakes when the terms of the merger with Bay View were established in October 2005.

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The lawsuit represents a pre-acquisition contingency associated with the purchase of Bay View.  Accounting guidelines require pre-acquisition contingencies to be included in the allocation of purchase price at fair value, if fair value is determinable within the purchase allocation period. Thus, while the settlement was reached on July 12, 2006, we have recognized the $20.0 million settlement amount as a purchase liability as of May 1, 2006.

Also on July 12, 2006, a former Bay View subsidiary and its principals agreed to contribute $2.0 million to the FSA settlement.  We received initial payments of $881 thousand on July 31, 2006 and two remaining payments of $419 thousand and $700 thousand plus interest at 9.0%, are scheduled for October 31, 2006 and January 31, 2007, respectively.  This $2.0 million recovery is also included in the May 1, 2006 purchase accounting allocation, classified as other assets.

Leased Facility Obligation

Bay View operated its corporate facilities in San Mateo, California under a long-term non-cancellable operating lease that expires in 2012.  Over the past few years as Bay View sold or dismantled various components of its operations it reduced its corporate staff and office space requirements and entered into sublease agreements with a few third parties to manage the cost of its operating lease commitment.

With elimination of the entire Bay View corporate staff by July 31, 2006, we are now in the process of completing leasehold improvements that will result in our existing sub-tenants taking on more space and increase the marketability of the small amount of excess space that remains in the California facility.

We have recognized a purchase liability of $5.0 million as of May 1, 2006 relating to the Bay View lease commitment. This liability represents our estimate of total payments through 2012 under the lease, reduced by the related estimated sublease income.  Our primary lease and the subleases require the payment of operating expenses associated with the facility and thus our purchase liability includes estimates of operating cost increases over the terms of the arrangements.  In addition, the subleases terminate or are subject to renewal at market rates at various times leading up to 2012 and we have included estimates of market renewal rates in our calculations.

This large purchase liability reflects the fact that Bay View entered into a long-term lease commitment when high market rates for office space in Silicon Valley were supported by a booming high-tech industry. While market rates for office space have recently improved, they are well below the levels needed to cover the cost of our lease commitment through sublease transactions.

BVAC Contingency

On May 1, 2006, Bay View sold its only remaining operating subsidiary called Bay View Acceptance Corporation (BVAC) to AmeriCredit Financial Services, Inc. (AmeriCredit) for cash.  The purchase price was equal to the book value of BVAC as of April 30, 2006.  On May 1, 2006, AmeriCredit made an initial cash payment to us of $63.6 million, based on the preliminary book value of BVAC at March 31, 2006.  The payment of $63.6 million included $2.0 million of cash placed in escrow in accordance with the agreement, subject to release to us upon final determination of the April 30, 2006 book value.

We are currently in dispute with AmeriCredit regarding the final April 30, 2006 book value and we have agreed to engage an arbitrator in accordance with the terms of the agreement to settle our differences.  In addition, there is disagreement with AmeriCredit on the terms of the agreement relating to the satisfaction of certain income tax liabilities associated with BVAC and we filed a lawsuit seeking recovery from AmeriCredit relating to this matter on July 14, 2006.  AmeriCredit, in turn, filed a counterclaim against us on this dispute on July 28, 2006.

While AmeriCredit contends that we owe them approximately $400 thousand from the funds held in escrow as adjustment of the final purchase price to the April 30, 2006 book value, we do not believe that this claim has validity and we have recognized no liability for this matter. We believe that there is potential for recovery from AmeriCredit on the final settlement of the book value and the legal claim that we submitted against AmeriCredit in July.  However, it is too early to predict the ultimate outcome of this matter and due to the uncertainty we have not recognized amounts associated with the AmeriCredit disputes in our preliminary purchase price allocation.

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Pro Forma Information

We are required to provide supplementary pro forma financial information of New Great Lakes that assumes the May 1, 2006 Bay View merger had theoretically occurred at the beginning of the three and six-month periods ended June 30, 2005 and 2006.

In preparing the pro forma information, we treated Bay View's sale of BVAC, which occurred on the May 1, 2006 merger date, as having occurred at the beginning of the periods presented and that Bay View's restricted and unrestricted cash balances of $81.5 million at merger, including the proceeds from the BVAC sale, were invested in Fed Funds at the average rates applicable to the pro forma periods. The average Fed Funds rates used for the three and six-month periods of 2005 were 2.94% and 2.71%, respectively. The average Fed Funds rate was 4.79% for the three months ended June 30, 2006 and 4.54% for the period January 1, 2006 up to the merger date.

BVAC was Bay View's only operating entity and with its sale we moved ahead with completing the full wind down of Bay View. Bay View's post-merger wind down costs were accrued in the purchase transaction and therefore we have made the pro forma assumption that Bay View's recorded historical expenses would have likewise represented purchase liabilities.  Thus, Bay View's pro forma contribution to earnings for the periods presented are the earnings on the invested cash balances.

Outstanding shares of the combined entity at May 1, 2006 were used to calculate basic EPS for the pro forma periods presented. Common stock equivalents comprised of stock options considered dilutive in the pro forma presentation had no impact on the earnings per share calculations presented below.

	Pro Forma Results
	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands, except share and per share data)
Net interest income	$4,222	$4,369	$8,582	$8,494
Net income	146	831	619	1,560

Basic and diluted earnings per common share	$0.01	$0.08	$0.06	$0.14
Weighted average basic shares outstanding	10,913,535	10,913,535	10,913,535	10,913,535
Weighted average diluted shares outstanding	10,917,730	10,917,999	11,021,649	11,018,353

(2.)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

These consolidated statements have been prepared in accordance with U.S. generally accepted accounting principles for interim consolidated financial information and with the instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  Operating results for the three and six-month periods ended June 30, 2006 (unaudited) are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

Material estimates particularly susceptible to possible changes in the near term relate to the determination of the allowance for loan losses and the valuation of deferred tax assets.

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Principles of Consolidation

The consolidated financial statements presented herein include the accounts of Old Great Lakes before the merger, New Great Lakes (formerly Bay View Capital Corporation) after the merger and Greater Buffalo Savings Bank before and after the merger. All significant inter-company accounts and transactions have been eliminated in consolidation. References to "the Company" mean the consolidated reporting entities and references to "the Bank" mean Greater Buffalo Savings Bank.

Cash and Cash Equivalents

Cash and cash equivalents include cash and balances due from banks, commercial paper, interest-earning deposits in other financial institutions and federal funds sold that have a term of less than three months at the time of purchase.

Restricted Cash

The Company classifies cash that is restricted as to use until certain contractual terms and conditions are met as restricted cash. These balances are included in restricted cash on the Company's balance sheets and excluded from cash and cash equivalents in the statements of cash flows.

Investment Securities

Investment securities are classified as either available for sale or held to maturity.  Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and are recorded at amortized cost.  Other investment securities are classified as available for sale and recorded at fair value, with unrealized gains and losses excluded from earnings and reported as a component of shareholders' equity.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of investment securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses resulting in a new cost basis for the securities.  Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Loans

Loans are stated at their outstanding principal amounts, net of unamortized loan origination fees and costs.  Loan origination fees and costs are generally amortized to income using a method that approximates the level-yield method.

Loans are placed on nonaccrual status and previously accrued interest charged against earnings when principal or interest reaches 90 days delinquent, unless management determines that the loan status clearly warrants other treatment.  The Company generally considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts according to contractual terms or the loan has reached 90 days delinquent.  Impaired loans are classified as either nonaccrual or as loans renegotiated at below market rates.  Loans less than 90 days delinquent are generally deemed to have an insignificant delay in payment and are not considered impaired.

Impairment of a loan is measured based on the present value of expected cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the estimated fair value of the collateral if the loan is collateral dependent.  Interest received on impaired loans placed on nonaccrual status is applied to principal or is recognized as interest income depending on the loan status.  Loans are generally returned to accrual status when principal and interest payments are current and full collectibility of remaining principal and interest are reasonably assured.  Loans are charged off against the allowance for loan losses when it becomes evident that such balances are not fully collectible.

Allowance for Loan Losses

The allowance for loan losses represents the amount which, in management's judgment, will be adequate to absorb credit losses inherent in the loan portfolio at the balance sheet date.  The adequacy of the allowance is determined by management's evaluation of the loan portfolio based on such factors as the differing economic risks associated with each loan category, the current financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or indemnifications.

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the lease period.  Buildings are depreciated over a period of 39 years.   Furniture, fixtures and equipment are generally depreciated over periods ranging from three to seven years.

Bank-Owned Life Insurance

The Bank has purchased life insurance policies on certain key employees.  The Bank is the owner and beneficiary of the policies. These policies are recorded at their cash surrender value with increases in value recognized as noninterest income.

Goodwill

Goodwill represents the excess purchase price over the fair value of the net tangible and other intangible assets acquired. Goodwill is not amortized, but rather reviewed for impairmenty:Ti>

The Company is a party to securities repurchase agreements with commercial brokers and the Federal Home Loan Bank of New York.  These agreements provide for the transfer of securities under an agreement to repurchase the identical securities at a fixed price in the future.  These agreements are accounted for as secured financings and are reflected as liabilities at amounts equal to the cash exchanged. The securities underlying the agreements are included in the Company's investment securities portfolio.  These securities are generally delivered to third parties.

Income Taxes

Income taxes are accounted for using the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance must be recognized on deferred tax assets if, based upon the weight of available evidence, it is more likely than not that some or all of the assets may not be realized.

Stock-Based Compensation Plans

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires companies to measure and recognize as compensation expense the grant date fair value of all share-based awards.  That portion of the grant date fair value that is ultimately expected to vest is recognized as expense over the requisite service period, typically the vesting period, utilizing the straight-line attribution method.  SFAS 123R requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model.

Prior to the merger with Bay View, Old Great Lakes' stock was not actively traded and the estimated fair values were based upon the most recent trade preceding the option grants. As of the merger, there was no unrecognized compensation expense related to share-based compensation arrangements granted.

We adopted SFAS 123R using the modified prospective transition method. In accordance with this method, the Company's consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123R.  Stock-based compensation expense recognized under SFAS 123R for the quarter ended June 30, 2006, resulting from stock options that were granted during previous periods that vested in the quarter, totaled $15 thousand.  For the six months ended June 30, 2006, stock based compensation expense totaled $19 thousand.

Prior to 2006, no accounting recognition was given to stock options granted with an exercise price equal to fair value.

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the pro forma effect on 2005 net income and earnings per share had the Company recognized compensation expense for the fair value of stock options granted:

	Three months	Six months
	ended	ended
	June 30, 2005	June 30, 2005
	(Dollars in thousands, except per share amounts)
Net income:
As reported	$465	$886
Total stock-based employee compensation expense determined under the
fair value method for all awards, net of related tax effects	(29)	(41)
Proforma net income	$436	$845
Basic earnings per share:
As reported	$0.11	$0.21
Proforma	$0.10	$0.20
Diluted earnings per share:
As reported	$0.11	$0.21
Proforma	$0.10	$0.20

Earnings Per Share

Basic earnings (loss) per share is calculated by dividing net earnings (loss) for the period by the weighted average common shares outstanding for the period; there is no adjustment to the number of outstanding shares for potential dilutive instruments, such as stock options and warrants. Diluted earnings (loss) per share takes into account the potential dilutive impact of such instruments and uses the average share price for the period in determining the number of incremental shares to add to the weighted average number of shares outstanding. The Company calculated retroactively the earnings (loss) per share for certain of the periods presented in the accompanying financial statements by restating the weighted average common shares outstanding after giving effect to the acquisition discussed in Note 1. For the three and six-month periods ended June 30, 2006, there were potential average common shares of 233,739 and 217,408, respectively, related to shares issuable upon the exercise of options and warrants that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the respective periods. For the three and six month periods ended June 30, 2005, potential common shares issuable upon the exercise of options of 200,896 were not included in the computation of diluted earnings per share because they were anti-dilutive.

The following table sets forth the calculation of basic and diluted loss per share for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands, except share and per share data)

Net (loss) income:	$(53)	$465	$(134)	$886

Weighted average basic shares outstanding	8,733,392	4,300,436	6,529,160	4,300,436
Add: Dilutive potential common shares	-	-	-	-
Weighted average diluted shares outstanding	8,733,392	4,300,436	6,529,160	4,300,436

Basic (loss) earnings per share	$(.01)	$0.11	$(.02)	$0.21
Diluted (loss) earnings per share	$(.01)	$0.11	$(.02)	$0.21

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Comprehensive Income (Loss)

Comprehensive income consists of net income or loss and other comprehensive income or loss. Other comprehensive income or loss includes unrealized gains and losses on securities available for sale, net of tax effect.

Reclassifications

Certain amounts in the consolidated financial statements for the 2005 periods have been reclassified to conform to the consolidated financial statement presentation for the 2006 periods. These reclassifications had no effect on reported earnings.

Recent Accounting Pronouncements

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets: an amendment of FASB Statement No. 140 (FAS 140 and FAS 156). FAS 156 establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities.  This Statement amends FAS 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable.  This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value.  Adoption of this Statement is required in the first quarter of 2007.  Upon adoption, the Company will apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions. The Company has not determined if it will adopt FAS 156 using the fair value election.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

(3.)

INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized below.

	June 30, 2006
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agency obligations	$19,997	$-	$(649)	$19,348
Mortgage-backed securities:
Government agency issued or guaranteed	46,733	12	(1,275)	45,470
Privately issued	185,848	-	(5,960)	179,888
State and municipal obligations	2,159	-	(62)	2,097
Corporate and other debt obligations	1,012	-	(32)	980
Total available for sale securities	$255,749	$12	$(7,978)	$247,783

Securities held to maturity:
State and municipal obligations	$13,001	$-	$(583)	$12,418
Corporate and other debt obligations	3,010	12	(17)	3,005
Total held to maturity securities	$16,011	$12	$(600)	$15,423

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2005
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agency obligations	$19,996	$-	$(315)	$19,681
Mortgage-backed securities:
Government agency issued or guaranteed	35,508	1	(382)	35,127
Privately issued	157,836	-	(3,666)	154,170
State and municipal obligations	2,162	-	(31)	2,131
Corporate and other debt obligations	1,016	-	(100)	916
Total available for sale securities	$216,518	$1	$(4,494)	$212,025

Securities held to maturity:
State and municipal obligations	$13,014	$-	$(390)	$12,624
Corporate and other debt obligations	3,010	11	(25)	2,996
Total held to maturity securities	$16,024	$11	$(415)	$15,620

At June 30, 2006 and December 31, 2005, securities with a carrying value of $154.4 million and $127.5 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. At June 30, 2006 and December 31, 2005, the carrying amount of securities pledged to secure repurchase agreements was $124.4 million and $97.1 million, respectively. Included in mortgage-backed securities are collateralized mortgage obligations with an amortized cost and fair value of $217.9 million and $211.2 million at June 30, 2006, and an amortized cost and fair value of $183.4 million and $179.6 million at December 31, 2005.

There were no sales of securities during the six months ended June 30, 2006. For the six months ended June 30, 2005, proceeds from sales of securities available for sale totaled $42.0 million. Gross realized gains amounted to $150 thousand, while gross realized losses amounted to $30 thousand for the six months ended June 30, 2005.

At June 30, 2006, the amortized cost and fair value of debt securities by contractual maturity were as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Debt securities available for sale:
Due from one to five years	$1,548	$1,502
Due after five years through ten years	13,623	13,206
Due after ten years	7,997	7,717
	23,168	22,425
Mortgage-backed securities	232,581	225,358
	$255,749	$247,783

Debt securities held to maturity:
Due from one to five years	$874	$846
Due after five years through ten years	10,676	10,197
Due after ten years	4,461	4,380
	$16,011	$15,423

While the contractual maturities of mortgage-backed securities generally exceed ten years, the effective lives are expected to be significantly shorter due to prepayments of the underlying loans and the nature of the securities.

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following tables show the investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2006 and December 31, 2005.

	June 30, 2006
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Securities available for sale:
U.S. Government agency obligations	$-	$-	$19,348	$(649)	$19,348	$(649)
Mortgage-backed securities:
Government agency issued or guaranteed	30,525	(611)	9,977	(664)	40,502	(1,275)
Privately issued	70,035	(1,981)	109,853	(3,979)	179,888	(5,960)
State and municipal obligations	1,575	(48)	522	(14)	2,097	(62)
Corporate and other debt obligations	-	-	980	(32)	980	(32)
Total available for sale securities	$102,135	$(2,640)	$140,680	$(5,338)	$242,815	$(7,978)

Securities held to maturity:
State and municipal obligations	$-	$-	$12,418	$(583)	$12,418	$(583)
Corporate and other debt obligations	-	-	993	(17)	993	(17)
Total held to maturity securities	$-	$-	$13,411	$(600)	$13,411	$(600)
Total temporarily impaired securities	$102,135	$(2,640)	$154,091	$(5,938)	$256,226	$(8,578)

	December 31, 2005
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Securities available for sale:
U.S. Government agency obligations	$14,803	$(197)	$4,878	$(118)	$19,681	$(315)
Mortgage-backed securities:
Government agency issued or guaranteed	5,147	(83)	10,979	(299)	16,126	(382)
Privately issued	55,576	(1,071)	98,594	(2,595)	154,170	(3,666)
State and municipal obligations	2,131	(31)	-	-	2,131	(31)
Corporate and other debt obligations	916	(100)	-	-	916	(100)
Total available for sale securities	$78,573	$(1,482)	$114,451	$(3,012)	$193,024	$(4,494)

Securities held to maturity:
State and municipal obligations	$11,741	$(366)	$883	$(24)	$12,624	$(390)
Corporate and other debt obligations	-	-	985	(25)	985	(25)
Total held to maturity securities	$11,741	$(366)	$1,868	$(49)	$13,609	$(415)
Total temporarily impaired securities	$90,314	$(1,848)	$116,319	$(3,061)	$206,633	$(4,909)

Management of the Company reviewed the investment securities that were in an unrealized loss position at June 30, 2006 and December 31, 2005 and has concluded that the declines in fair value were temporary.

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

In making this conclusion, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities' amortized cost, the financial condition of the issuers, and the Company's ability and intent to hold these securities until their fair values recover.  Management also considered that some of the mortgage-backed securities have the backing of Federal agency guarantees.

(4.)

LOANS

Loans receivable at June 30, 2006 and December 31, 2005 are summarized as follows:

	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
Real estate loans:
Residential	$241,530	$223,917
Home equity	50,671	49,874
Commercial	70,773	51,758
Construction	11,077	5,319
Commercial and industrial loans	52,671	36,940
Automobile loans	43,249	37,626
Other consumer loans	554	491
Total loans	470,525	405,925
Allowance for loan losses	(3,370)	(2,910)
Deferred loan costs, net	6,688	6,321
Total loans, net	$473,843	$409,336

The table below sets forth the amounts and categories of the Bank's non-performing assets at the dates indicated.  At each date presented, there were no troubled debt restructurings (which involve forgiving a portion of interest or principal or making loans at rates significantly less than current market rates).  Additionally, as of the dates indicated, there were no loans categorized as impaired.

	June 30,	December 31,
	2006	2005
	(Dollars in thousands)

Nonaccrual loans	$1,113	$625
Accruing loans contractually past due 90 days or more	560	662
Total non-performing loans	1,673	1,287
Foreclosed assets	537	126
Auto repossessions	46	-
Total non-performing assets	$2,256	$1,413

Ratios:
Non-performing loans to total loans	0.35%	0.31%
Non-performing assets to total assets	0.24%	0.18%

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

An analysis of the allowance for loan losses for the periods ended June 30, 2006 and June 30, 2005 is presented below:

	For the Six Months Ended,
	June 30,	June 30,
	2006	2005
	(Dollars in thousands)
Balance, beginning of year	$2,910	$2,097
Provision for loan losses	558	506
Net charge-offs:
Charge-offs	(99)	(40)
Recoveries	1	8
Net charge-offs	(98)	(32)
Balance, end of period	$3,370	$2,571

(5.)

DEPOSITS

A summary of deposits at June 30, 2006 and December 31, 2005 are as follows:

	June 30, 2006		December 31, 2005
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing checking	$29,194	-%	$23,846	-%
Interest-bearing checking	40,908	1.35	43,579	1.56
Savings	259,480	3.24	260,561	2.77
Total demand and savings deposits	329,582	2.71	327,986	2.41

Certificates of deposit, due:
Within one year	258,848	4.33	177,231	3.68
One to two years	46,796	4.00	80,943	4.32
Two to three years	15,602	3.93	26,820	3.98
Three to five years	2,161	3.73	8,064	3.18
Thereafter	41	3.20	40	3.20
Total certificates of deposits	323,448	4.26	293,098	3.87
Total deposits	$653,030	3.48%	$621,084	3.10%

The aggregate amount of certificates of deposit in denominations of $100,000 or more at June 30, 2006 and December 31, 2005 was $118.5 million and $112.1 million, respectively.

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(6.)

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Bank sold, under agreements to repurchase, securities of the U.S. government and its agencies and other approved securities, to commercial brokers and the Federal Home Loan Bank of New York.  A summary of the amounts outstanding, weighted average rates and remaining maturities of repurchase agreements at June 30, 2006 and December 31, 2005 follows:

	June 30, 2006		December 31, 2005
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Repurchase agreements, due:

Within three months	$87,500	5.19%	$-	-%
Three to six months	-	-	53,000	3.89
Six months to one year	-	-	4,000	2.93
One year or more	25,000	4.74	25,000	3.94
Total repurchase agreements	$112,500	5.09%	$82,000	3.86%

Securities sold under agreements to repurchase are recorded at the amount of cash received in connection with the transaction.  The Company may be required to provide additional collateral based on the fair value of the underlying securities.  Securities sold under agreement to repurchase are secured by investment securities. The carrying value of these securities at June 30, 2006 and December 31, 2005 was $124.4 million and $97.1 million, respectively.  Interest expense from repurchase agreements totaled $1.1 million and $730 thousand for the three months ended June 30, 2006 and 2005, respectively.  Interest expense from repurchase agreements totaled $1.9 million and $1.4 million for the six months ended June 30, 2006 and 2005, respectively.

(7.)

INCOME TAXES

The Company recorded an income tax benefit of $191 thousand in the second quarter of 2006, compared to income tax expense of $153 thousand in the second quarter of 2005.  For the six-month period ended June 30, 2006, income tax benefit totaled $411 thousand compared to $272 thousand of expense in the same period of 2005. The changes were due in part to pre-tax losses of $244 thousand and $545 thousand for the three and six month periods ended June 30, 2006, respectively compared to pre-tax income of $618 thousand and $1.2 million for the corresponding periods in 2005, combined with changes in the Company's effective tax rate.

The effective tax rates were (78.3)% and 24.8% in the second quarters of 2006 and 2005, respectively, and (75.4)% and 23.5% for the six months ended June 30, 2006 and 2005, respectively.  Effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation.  The Company's income tax provision reflects the impact of these items, which include interest income from tax-exempt securities, earnings on bank owned life insurance and the effect on taxable income of certain state tax credits.  The increase in effective tax rates over the prior year periods is due to an increase in the relative size of these tax-exempt items relative to total pre-tax earnings and losses.

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at June 30, 2006 and December 31, 2005 are as follows:

	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
Deferred tax assets:
Tax loss carryforwards	$23,301	$283
Accrued legal expense	6,994	-
Tax credit carryovers	5,825	663
Losses on securitized loans and leases	4,265	-
Capital loss carryforward	4,097	-
Net unrealized loss on securities available for sale	3,103	1,750
Other accrued expenses not currently deductible for tax purposes	3,462	94
Allowance for loan losses	1,247	1,060
Other	485	49
Gross deferred tax assets	52,779	3,899
Valuation allowance	(7,273)	-
Deferred tax assets, net of valuation allowance	45,506	3,899

Deferred tax liabilities:
Deferred loan origination costs	(1,029)	(1,127)
Depreciation and amortization	(969)	(955)
Rehabilitation credit basis reduction	(84)	(86)
Total deferred tax liabilities	(2,082)	(2,168)
Net deferred tax asset	$43,424	$1,731

Realization of deferred tax assets is dependent upon the generation of future taxable income.  A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized.  In assessing the need for a valuation allowance, management considers projected future taxable income over the periods in which temporary differences comprising the deferred tax assets will be deductible.  See Note 1 for further discussion of income tax benefits and tax contingencies related to the Bay View merger.

(8.)

STOCK-BASED COMPENSATION

Options are available for issuance under the Company's 2000 and 2002 Stock Option Plans which survived the merger with Bay View.  Under these plans, the Company may grant non-qualified stock options to directors and founders at an exercise price equal to 100% of market price as determined by the Board of Directors, and incentive stock options to officers and other key employees at an exercise price not less than 100% of market price as determined by the Board of Directors.  Generally, the options granted to founders and directors of the Company vest immediately.  All options expire ten years from the date of grant.  The 2000 and 2002 Stock Option Plans authorize the grant of total options of 195,714 and 217,460 shares of the Company's common stock, respectively.

As of May 1, 2006, 184,810 common stock options issued under the Great Lakes Plans were outstanding, including 179,300 options that were exercisable.  Under the terms of the Bay View merger, all of the outstanding options became vested at the merger date and turned into the right to acquire shares of Bay View.  Also under the terms of the merger, the 1.0873 exchange ratio was used to change the 184,810 options to 200,896 options and the exercise price of each option was likewise changed from $10.00 to $9.20. During the six months ended June 30, 2006, there was no granting, exercise or forfeiture of options under the two Great Lakes Plans.

Bay View has five employee stock option plans and three non-employee director stock option plans that also survived the merger.  As of May 1, 2006, there were 48,591 options available for grant under the five employee plans and 22,200 options available for grant under the three director plans.

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

As of May 1, 2006, 47,332 options under these Bay View plans were outstanding and all were vested.  Of these options, 33,332 have an exercise price of $14.62 and expire in September 2009.  Of the remaining options, 2,050 expired before June 30, 2006. There were no other grants or exercise of Bay View options during the six months ended June 30, 2006.

The remaining 11,950 outstanding Bay View options, which have exercise prices ranging from $68.40 per share to $326.88 per share, expire between 30 and 90 days after termination of employment.  All employees of Bay View were terminated on July 31, 2006 or earlier.  A summary of the expiration dates of the Bay View options outstanding as of June 30, 2006 follows.

		Weighted
	Number	Average
Expiration	of	Exercise
Date	Options	Price
08/01/2006	7,400	$209.27
09/08/2006	1,000	73.13
10/26/2006	600	188.75
10/31/2006	2,950	160.29
09/07/2009	33,332	14.62
	45,282	$59.52

As of June 30, 2006 there were a total of 246,178 stock options outstanding and exercisable under the combined Great Lakes and Bay View plans with a weighted average exercise price of $18.46, an aggregate intrinsic value of approximately $1.8 million, and a weighted average remaining contractual term of 4.2 years.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the Company's consolidated financial condition as of June 30, 2006 and the consolidated results of operations for the three and six months ended June 30, 2006 compared to the same periods in 2005.  The discussion should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere within this report.

Forward-Looking Statements

When used or incorporated by reference, the words "anticipate", "estimate", "expect", "believes", "project", "target", "goal", and other similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933.  Such forward-looking statements are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected.  Readers are cautioned not to place undue reliance on these forward-looking statements, as they reflect management's analysis only as of the date of this report. The Company expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectation with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Many of the comparisons of financial data from period to period presented in the following discussion have been rounded from actual values reported in the financial statements. The percentage changes presented herein are based on a comparison of the actual values recorded in the financial statements, not the rounded values.

Who We Are After the Merger

Great Lakes Bancorp, Inc. is a bank holding company with one operating subsidiary called Greater Buffalo Savings Bank.  Greater Buffalo Savings Bank is a New York State chartered savings bank serving customers located principally in Western New York.

On May 1, 2006, our Buffalo-based organization merged with a California-based company called Bay View Capital Corporation. The merger is described in detail in Note 1 to the accompanying financial statements.

While the form of the merger was somewhat complicated, its purpose was not.  The merger provided our Buffalo-based bank with: (1) significant additional capital and cash, (2) significant tax benefits to shield future taxable income, (3) a New York Stock Exchange listing for shares exchanged in the transaction and, (4) three new directors with significant community banking experience.  The merger provided the Bay View shareholders with an investment in a valuable community banking franchise and preserved valuable tax benefits that might otherwise expire unused.

The Bay View merger did not expand the scope of our operations.  In fact, by the end of July 2006, the wind down of Bay View's operations in California was substantially complete and there were no Bay View employees remaining.  The Bay View merger did not change our business strategy, but rather provided us with $100 million of additional capital to help realize our objectives more quickly.

Our shareholder base was significantly broadened with the merger and since this is our first post-merger review of financial results, we want to start by summarizing our brief history, our business strategy and some of our recent accomplishments.

Our Brief History

Greater Buffalo Savings Bank started business in late 1999 as a full-service community bank with seven employees, one office, and approximately $11 million of capital contributed by local investors and members of our Board of Directors.  With $24 million of additional capital raised in 2001 and 2003 with the same group of investors, our Bank grew rapidly over our first five years of operation under the direction of a management group and Board of Directors that held approximately 46% of our stock.

By the end of 2004, we had seven full-service branches operating in Western New York, $700 million in assets and 131 full-time equivalent employees.  By June 30, 2006, we had 12 full-service offices in operation.  We opened two more offices in July and plan to open another two offices by the end of the year.  Our assets totaled $942 million at June 30, 2006 and we had 233 full-time equivalent employees.

Competition in our market was stiff during our first six years of operation and we grew by taking market share from competitors, while our local economy remained flat.  During this period, we concentrated on building our branch network and creating retail customer loyalty with competitive deposit pricing and superior service. Our lending efforts were focused principally on originating residential mortgage loans, as we ramped up our commercial lending capabilities and gained market acceptance in a local economy where commercial loan demand was not strong.

Despite a stable but slower growth economy that remains flat and an interest rate environment that has put pressure on our earnings, we continue to grow and remain steadfast in our objective of investing for the future.  That means completing our branch network, building our customer base, and assembling a management team and staff of highly qualified associates that can capitalize on the exciting growth opportunities that lie ahead.

Today, we are a full-service community bank offering a broad range of products and services to our consumer and commercial customers.  On the consumer side, we provide a variety of residential and consumer loan products and deposit services, branch banking and electronic and telephone banking services. On the commercial side, we provide a variety of loan products in the real estate and commercial/industrial arenas to large and small companies located principally in Western New York.  We also provide many of the commercial depository and cash management products and services offered by our larger competitors.

Our Strategy

We try to differentiate our savings bank by providing customers with friendly, old-fashioned service - the hallmark of bygone savings banks that dominated Western New York until the early 1990s. We support this old-fashioned service with what we think are state-of-the-art products and technology.  We seek opportunities for small innovations in service delivery that can create competitive advantage - like extended evening and weekend banking hours and putting coin counting machines in all of our branches.

We expect to complete our branch network of 21 or 22 offices by the end of 2007.  Today, our market area is dominated by a few large and successful commercial banks operating with mature branch networks many times the size of ours.  With a branch network of 21 or 22 offices, we think we can reach our targeted customers in Western New York and serve them well.  We also think we can compete for market share with these large commercial banks, who with their national or international scope of operations cannot devote their entire attention to Western New York.  We have no plans to extend our retail branch network beyond our home geography.

Currently, our profitability is primarily dependent on the difference between the interest we pay on deposits and borrowings, and the interest we receive on loans and investment securities. We currently generate minimal amounts of noninterest income from banking or other financial services.  Like most community banks, our business proposition is a simple one of lending on long interest rates, funded by short rates.  Thus, the significant increase in short-term interest rates relative to long rates during the past year has impacted our earnings considerably.  In addition, investment of the deposits we gathered as we built our branch network in mortgage loans and fixed income securities has increased our sensitivity to upward movements in market interest rates, pushing the cost of our funding up faster than the income we generate from our assets.

Our strategy for improving our net interest margin and reducing our sensitivity to changes in interest rates is underway, but we will not see the results overnight.  Our strategy involves: (1) diversifying our loan portfolio away from our concentration in mortgage loans, with particular emphasis on originating higher yielding variable rate commercial loans with shorter durations, (2) increasing our focus on originating variable rate loans in our consumer and retail product lines, and (3) managing our fixed income investment security portfolios to shorter maturities.

With the focus on building our branch network during the past six years, we have not pursued opportunities to generate sources of noninterest income that provide many of our competitors with a steady stream of earnings not affected by interest rates.  Many of our competitors provide insurance brokerage services and wealth management services - such as financial planning, trust and investment services, third-party sales of investment products, etc.  We are actively evaluating opportunities to generate noninterest income, and with approximately 44,000 customer accounts of various types, we believe the potential to deepen our customer relationships is significant.  But we also want to be cautious, ensure that we leverage our new capital wisely for the best long-term results, and guard against overreacting to the challenges of the current interest rate environment.

Highlights of Our Recent Accomplishments

Since March 2006, we made significant changes to our senior management team, hiring a new Chief Financial Officer, Chief Information Officer, Treasurer and Director of Internal Audit.  In addition, we added 52 new associates during the six months ended June 30, 2006 to support our branch expansion and other activities.

During the six months ended June 30, 2006 we generated over 1,100 new loans totaling more than $100 million.  Approximately 50% of the new loans were business and commercial real estate loans, 18% were consumer loans, and the rest were residential mortgage loans.  With this activity, our loan portfolio grew by 16% during the six months to $474 million at June 30, 2006.

During the six months ended June 30, 2006 we opened over 5,400 new customer deposit accounts, including over 1,400 personal checking accounts and 200 business checking accounts.  We increased our average interest-bearing deposits for the six months ended June 30, 2006 to $608 million, representing a 12% increase in average balances from the comparable period of the prior year.

We increased our average noninterest-bearing checking accounts for the six months ended June 30, 2006 to $25 million, representing a 35% increase in average balances from the comparable period of the prior year.

On May 1, 2006, we merged with Bay View Capital Corporation increasing our capital by approximately $100 million.  By July 31, 2006, we substantially completed the wind down of Bay View's operations in California, settled a significant Bay View lawsuit to avoid protracted and costly litigation, and actively engaged our three new Directors from Bay View in the oversight of our business and the evaluation of our long-term objectives.

Critical Accounting Policies

Management is required to evaluate and disclose those accounting policies that are judged to be critical, which are those most important to the portrayal of financial condition and results of operations, and that require management's most subjective and complex judgments.  Management considers the accounting policies relating to the provision for loan losses and related allowance for loan losses and the determination of the deferred tax asset to be critical accounting policies. These accounting policies are described in Note 2 to the accompanying financial statements.

Overview of Operations

Total assets increased $167.0 million or 21.6%, to $942.1 million at June 30, 2006 from $775.1 million at December 31, 2005.  Total assets increased by $136.5 million at May 1, 2006 with the Bay View merger.  Total loans increased $64.5 million or 15.8% during the period and available for sale securities increased $35.8 million.  Cash received in the merger was invested in short-term instruments and used after June 30, 2006 to repay borrowings.

The Company incurred a net loss of $53 thousand for the quarter ended June 30, 2006, compared to $465 thousand of net income for the quarter ended June 30, 2005.  Earnings (loss) per share for the 2006 and 2005 second quarters was $(0.01) and $0.11, respectively.

The Company's net loss was $134 thousand for the six months ended June 30, 2006, compared to $886 thousand of net income for the same period last year.  Earnings (loss) per share for the 2006 and 2005 six month periods was $(0.02) and $0.21, respectively.

Discussion of Financial Condition Changes from December 31, 2005 to June 30, 2006

Cash and Cash Equivalents

Cash and cash equivalents decreased from $95.5 million at December 31, 2005 to $83.2 million at June 30, 2006.  Daily cash levels may show significant fluctuations due to a variety of operating factors.  Most significantly, the timing of deposit inflows, normal inflows and outflows in transaction accounts, short-term borrowings, loan closings and securities purchases may cause short-term swings in cash balances; however management attempts to invest all excess cash in longer lived assets as quickly as possible.

Investment Securities

Securities classified as available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes. Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create economically more attractive returns. The securities available for sale portfolio increased $35.8 million or 16.9% from $212.0 million at December 31, 2005 to $247.8 million at June 30, 2006. Purchases and principal paydowns of available for sale securities totaled $55.1 million and $15.5 million, respectively, during the first six months of 2006. There were no sales of securities during the first six months of 2006. The available for sale portfolio had net unrealized losses of $8.0 million and $4.5 million at June 30, 2006 and December 31, 2005, respectively.

Securities classified as held to maturity are carried at amortized cost when the Company has the positive intent and ability to hold such securities to maturity.  The held to maturity portfolio totaled $16.0 million at June 30, 2006 and December 31, 2005.  There were no purchases or sales during this period.  The held to maturity portfolio had net unrealized losses of $588 thousand and $404 thousand at June 30, 2006 and December 31, 2005, respectively.

Loans

During the first six months of 2006, net loans receivable increased $64.5 million or 15.8%, from $409.3 million at December 31, 2005 to $473.8 million at June 30, 2006.

Allowance for Loan Losses

The allowance for loan losses at June 30, 2006 of $3.4 million equaled 0.71% of total loans outstanding and 201.4% of non-performing loans.  The allowance for loan losses at December 31, 2005 of $2.9 million equaled 0.71% of total loans outstanding and 226.0% of non-performing loans. Loans totaling $1.1 million were in nonaccrual at June 30, 2006 compared to $625 thousand at December 31, 2005.

Deposits

Deposits at June 30, 2006 totaled $653.0 million, a 5.1% increase over the December 31, 2005 balance of $621.1 million.  The following table sets forth the distribution of the Company's deposits by type at the dates indicated:

	June 30, 2006		December 31, 2005

	Amount	Percent	Amount	Percent

	(Dollars in thousands)

Interest-bearing checking	$40,908	6.3%	$43,579	7.0%
Noninterest-bearing checking	29,194	4.5	23,846	3.8
Money market	151,526	23.2	100,473	16.2
Savings	107,954	16.5	160,088	25.8
Certificates of deposit < $100,000	204,933	31.4	180,985	29.1
Certificates of deposit of $100,000 or more	118,515	18.1	112,113	18.1
	$653,030	100.0%	$621,084	100.0%

Time deposits totaled $323.4 million, a 10.3% increase over the December 31, 2005 balance of $293.1 million.  The Bank attracted additional time deposits through competitive pricing and aggressive marketing.

Discussion of Results of Operations for the Three and Six Months Ended June 30, 2006 and 2005

Net Interest Income

Net interest income is the difference between income earned on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Net interest income is one of the major determining factors in the Company's performance as it is the principal source of revenue and earnings.  The interest income on certain investment securities is not subject to Federal income tax and has been adjusted to a "fully taxable equivalent" or FTE basis. The FTE adjustment was calculated using the Company's statutory Federal income tax rate of 34%.  Adjusted interest income is as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Interest income	$10,957	$8,497	$20,752	$16,344
FTE adjustment	67	65	134	102
Interest income on FTE basis	11,024	8,562	20,886	16,446
Interest expense	7,060	4,727	13,404	8,955
Net interest income on FTE basis	$3,964	$3,835	$7,482	$7,491

Average Balance Sheets with Resultant Interest and Rates

The following table sets forth information regarding the consolidated average balance sheets, along with the total dollar amounts of interest income and interest expense and the weighted average interest rates for the periods presented.  Average balances are calculated on a daily basis.  Non-performing loans are included in the average balances for the periods presented.  The allowance for loan losses is excluded from the average loan balances.

	For the Three Months Ended June 30,
	2006			2005
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets:
Taxable securities	$261,667	$3,249	4.97%	$353,947	$3,818	4.14%
Tax-exempt securities(1)	15,165	197	5.20	14,716	191	5.18
Total investment securities(2)	276,832	3,446	4.98	368,663	4,009	4.35
Short-term investments(3)	67,776	828	4.90	8,274	56	2.72
FHLB Stock	4,357	47	4.33	3,149	51	6.53
Loans(4)	458,721	6,703	5.86	330,055	4,446	5.40
Total interest-earning assets	807,686	$11,024	5.47%	710,141	$8,562	4.84%
Allowance for loan losses	(3,151)			(2,471)
Noninterest-earning assets	75,144			37,685
Total assets	$879,679			$745,355

Liabilities and shareholders' equity:
Deposits:
NOW accounts	$42,924	$158	1.48%	$50,138	$246	1.97%
Savings	113,834	646	2.28	271,800	1,657	2.44
Money market	140,278	1,373	3.92	16,531	51	1.24
Certificates of deposit	319,300	3,381	4.25	215,812	1,704	3.17
Total interest-bearing deposits	616,336	5,558	3.62	554,281	3,658	2.65
Short-term borrowings	12,129	144	4.77	19,567	158	3.24
Repurchase agreements	97,967	1,116	4.57	98,670	730	2.97
Subordinated debentures	12,372	242	7.83	12,372	181	5.89
Total interest-bearing liabilities	738,804	$7,060	3.83%	684,890	$4,727	2.77%
Noninterest-bearing deposits	25,411			19,406
Other liabilities	14,547			4,279
Realized shareholders' equity	105,708			39,319
Other comprehensive loss	(4,791)			(2,539)
Total liabilities and shareholders' equity	$879,679			$745,355
Net interest income (FTE)		$3,964			$3,835
Interest rate spread (FTE)			1.64%			2.07%
Net interest margin (FTE)			1.97%			2.17%
Ratio of average interest-earning assets to
average interest-bearing liabilities			109.32%			103.69%

(1)   The interest on tax-exempt securities is calculated on a tax equivalent basis assuming a federal tax rate of 34%.

(2)    The average balance of the securities is based upon amortized historical cost.

(3)    Short-term investments include interest-earning deposits, restricted interest-earning cash and short-term investments.

(4)    Fees in the amount of $38 and $32 thousand are included in interest and fees on loans for the three months ended June 30, 2006 and 2005, respectively.

	For the Six Months Ended June 30,
	2006			2005
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets:
Taxable securities	$253,009	$6,230	4.92%	$351,426	$7,490	4.13%
Tax-exempt securities(1)	15,170	394	5.20	11,680	301	5.16
Total investment securities(2)	268,179	6,624	4.94	363,106	7,791	4.29
Short-term investments(3)	59,933	1,414	4.76	14,461	167	2.33
FHLB Stock	3,998	94	4.73	3,409	90	5.34
Loans(4)	442,956	12,754	5.81	316,978	8,398	5.34
Total interest-earning assets	775,066	$20,886	5.43%	697,954	$16,446	4.75%
Allowance for loan losses	(3,059)			(2,313)
Noninterest-earning assets	59,754			36,567
Total assets	$831,761			$732,208

Liabilities and shareholders' equity:
Deposits:
Interest-bearing checking	$42,914	$324	1.52%	$48,277	$469	1.96%
Savings	125,762	1,433	2.30	284,676	3,445	2.44
Money market	128,626	2,455	3.85	14,842	92	1.25
Certificates of deposit	310,982	6,369	4.13	195,768	2,982	3.07
Total interest-bearing deposits	608,284	10,581	3.51	543,563	6,988	2.59
Short-term borrowings	18,364	432	4.74	11,501	181	3.17
Repurchase agreements	90,027	1,923	4.31	105,260	1,440	2.76
Subordinated debentures	12,372	468	7.62	12,372	346	5.65
Total interest-bearing liabilities	729,047	$13,404	3.71%	672,696	$8,955	2.68%
Noninterest-bearing deposits	25,319			18,818
Other liabilities	9,109			4,009
Realized shareholders' equity	72,245			39,161
Other comprehensive loss	(3,959)			(2,476)
Total liabilities and shareholders' equity	$831,761			$732,208
Net interest income (FTE)		$7,482			$7,491
Interest rate spread (FTE)			1.72%			2.07%
Net interest margin (FTE)			1.95%			2.17%
Ratio of average interest-earning assets to
average interest-bearing liabilities			106.31%			103.75%

(1)    The interest on tax-exempt securities is calculated on a tax equivalent basis assuming a federal tax rate of 34%.

(2)    The average balance of the securities is based upon amortized historical cost.

(3)    Short-term investments include interest-earning deposits, restricted interest-earning cash and short-term investments.

(4)  Fees in the amount of $103 and $49 thousand are included in interest and fees on loans for the six months ended June 30, 2006 and 2005, respectively.

Rate / Volume Analysis

The following analysis shows the changes in interest income (tax equivalent "FTE") and interest expense attributable to volume and rate variances for the periods indicated.  For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributed to: (1) changes in rate (change in rate multiplied by current volume); (2) changes in volume (change in volume multiplied by old rate); (3) the total. The change in interest income (tax equivalent) due to both volume and rate have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	For the three months ended			For the six months ended
	June 30, 2006 vs. 2005			June 30, 2006 vs. 2005
	Increase/(Decrease)			Increase/(Decrease)
	Due to Change in		Total Net	Due to Change in		Total Net
	Average	Average	Increase	Average	Average	Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

INTEREST INCOME:
Taxable securities	$(995)	$426	$(569)	$(2,098)	$838	$(1,260)
Tax-exempt securities	6	-	6	90	3	93
Total investment securities	(989)	426	(563)	(2,008)	841	(1,167)
Short-term investments	403	369	772	525	722	1,247
FHLB Stock	20	(24)	(4)	16	(12)	4
Loans	1,733	524	2,257	3,338	1,018	4,356
Total interest-earning assets	$1,167	$1,295	$2,462	$1,871	$2,569	$4,440

INTEREST EXPENSE:
Deposits:
Interest-bearing checking	$(35)	$(53)	$(88)	$(52)	$(93)	$(145)
Savings	(963)	(48)	(1,011)	(1,923)	(89)	(2,012)
Money market	382	940	1,322	705	1,658	2,363
Certificates of deposit	817	860	1,677	1,755	1,632	3,387
Total interest-bearing deposits	201	1,699	1,900	485	3,108	3,593
Short-term borrowings	(60)	46	(14)	108	143	251
Repurchase agreements	(5)	391	386	(208)	691	483
Subordinated debentures	-	61	61	-	122	122
Total borrowings	(65)	498	433	(100)	956	856
Total interest-bearing liabilities	$136	$2,197	$2,333	$385	$4,064	$4,449
CHANGE IN NET INTEREST INCOME	$1,031	$(902)	$129	$1,486	$(1,495)	$(9)

Net interest income on a fully taxable equivalent ("FTE") basis increased $129 thousand or 3.4% in the second quarter of 2006 compared to the same period in 2005.  On a year-to-date basis, net interest income on an FTE basis was decreased 0.1% or $9 thousand. Our net interest margin was 1.95% for the first six months of 2006, compared to 2.17% for the first six months of 2005. Average interest-earning assets grew by $77.1 million from $698.0 million in 2005 to $775.1 million in 2006 and the yield on average interest-earning assets improved from 4.75% to 5.43% over the same six-month periods. However, a 103 basis point increase in the cost of average interest-bearing liabilities from 2.68% in 2005 to 3.71% in 2006, and a $56.3 million increase in interest-bearing liabilities offset these improvements.

Average noninterest-bearing demand deposits increased 30.9% to $25.4 million during the quarter ended June 30, 2006, compared with $19.4 million during the same quarter in 2005. Similarly, average noninterest-bearing demand deposits increased 34.6% to $25.3 million during the first six months of 2006, compared with $18.8 million during the same period in 2005.

The yield on average interest-earning assets increased 63 basis points to 5.47% during the second quarter of 2006, compared to the second quarter of 2005.  An increase in the average loan portfolio was the most significant contribution to the increase in average interest-earning assets and the corresponding increase in yields.  In addition, the Bank's yield on other interest-earning assets have improved with recent rate increases.

The rate paid on interest-bearing liabilities increased 106 and 103 basis points to 3.83% and 3.71% during the three and six-month periods ended June 30, 2006 compared to the same periods of 2005, respectively.  These increases were driven by higher rates paid on money market accounts and time deposits, attributable in part to the recent actions of the Federal Reserve Board to increase the Fed Funds rate, Bank initiatives to attract deposits and the expansion of the branch network. The Bank also considers the migration from core deposits to higher yielding time deposits a consequence of the rising rate environment.

For the three months ended June 30, 2006, total interest and dividend income (tax equivalent) increased by $2.4 million or 28.8% to $11.0 million, compared to $8.6 million for the three months ended June 30, 2005. Similarly, for the six months ended June 30, 2006, total interest and dividend income (tax equivalent) increased by $4.5 million or 27.0% to $20.9 million, compared to $16.4 million for the six months ended June 30, 2005. These increases resulted primarily from $97.5 million and $77.1 million, respectively, of increases in average interest-earning assets during the three and six-month periods ended June 30, 2006, compared to the same periods in 2005.

Interest income on loans increased by $2.3 million to $6.7 million for the three months ended June 30, 2006, compared to $4.4 million during the same period in 2005. This increase resulted primarily from a $128.6 million increase in average loans outstanding to $458.7 million for the three months ended June 30, 2006 from $330.1 million for the same period in 2005.  The rate on average loans increased to 5.86% during the three months ended June 30, 2006 from 5.40% for the comparable period last year.

Interest income on loans increased by $4.4 million to $12.8 million for the six months ended June 30, 2006, compared to $8.4 million during the same period last year.  This increase resulted primarily from a $126.0 million increase in average loans outstanding to $443.0 million for the six months ended June 30, 2006 from $317.0 million for the same period last year.  The rate on average loans increased to 5.81% during the six months ended June 30, 2006 from 5.34% for the comparable period last year.

Interest income on securities (tax equivalent) decreased $563 thousand, or 14.0% to $3.4 million for the three months ended June 30, 2006 from $4.0 million for the three months ended June 30, 2005. This decrease resulted primarily from a $91.9 million decrease in average securities to $276.8 million during the three months ended June 30, 2006 from $368.7 million for the same period last year. The tax-equivalent yield on average investments increased to 4.98% during the three months ended June 30, 2006 compared to 4.35% during the three months ended June 30, 2005.

Interest income on securities (tax equivalent) decreased $1.2 million, or 15.0% to $6.6 million for the six months ended June 30, 2006 from $7.8 million for the six months ended June 30, 2005. This decrease resulted primarily from a $94.9 million decrease in average securities to $268.2 million during the six months ended June 30, 2006 from $363.1 million for the same period last year. The tax-equivalent yield on average investments increased to 4.94% during the six months ended June 30, 2006 compared to 4.29% during the six months ended June 30, 2005.

Other interest and dividend income, consisting primarily of interest from short-term investments, increased $768 thousand and $1.3 million, respectively, when comparing the three and six month periods ended June 30, 2006 and 2005. Average short-term investments, including FHLB stock, increased by $60.7 million from $11.4 million for the three months ended June 30, 2005 to $72.1 million for the same period in 2006.  Average short-term investments, including FHLB stock, increased by $46.0 million from $17.9 million for the six months ended June 30, 2005 to $63.9 million for the same period in 2006.

For the three months ended June 30, 2006, total interest expense increased by $2.4 million or 49.4%, to $7.1 million compared to $4.7 million for the three months ended June 30, 2005. This increase resulted primarily from a 106 basis point increase in the rate paid on average interest-bearing liabilities to 3.83% for the three months ended June 30, 2006 from 2.77% for the same period last year.  Average interest-bearing liabilities increased $53.9 million, or 7.9% to $738.8 million compared to $684.9 million for the three months ended June 30, 2005.

Total interest expense increased by $4.4 million or 50.0% to $13.4 million compared to $9.0 million when comparing the six month periods ended June 30, 2006 and 2005, respectively.  This increase resulted primarily from a 103 basis point increase in the rate paid on average interest-bearing liabilities to 3.71% for the six months ended June 30, 2006 from 2.68% for the same period last year.  Average interest-bearing liabilities increased $56.3 million, or 8.4% to $729.0 million compared to $672.7 million for the six months ended June 30, 2005.

Interest expense on deposits, the largest portion of interest-bearing liabilities, increased by $1.9 million, or 51.9% to $5.6 million for the three months ended June 30, 2006 from $3.7 million for the comparable period last year.  The average rate paid on these deposits increased to 3.62% for the three months ended June 30, 2006 from 2.65% for the three months ended June 30, 2005.

For the six months ended June 30, 2006, interest expense on deposits increased by $3.6 million, or 51.4% to $10.6 million from $7.0 million for the comparable period last year. The average rate paid on these deposits increased to 3.51% for the six months ended June 30, 2006 from 2.59% for the same period last year. The increase in the average rate during both the three and six month periods was primarily due to certificates of deposits repricing at higher market rates and an upward adjustment of the rates paid on money market accounts.

Interest expense on borrowings, comprised of short-term borrowings, repurchase agreements and subordinated debentures, increased by $433 thousand from $1.1 million for the three months ended June 30, 2005 to $1.5 million for the same period in 2006. The additional expense resulted from a 164 basis point increase in the rate paid on average borrowings from 3.28% for the three months ended June 30, 2005 to 4.92% for the same period in 2006, offset by an $8.1 million decrease in average borrowings.

For the six months ended June 30, 2006, interest expense on borrowings increased by $856 thousand from $2.0 million for the six months ended June 30, 2005 to $2.8 million for the same period in 2006. The additional expense resulted from a 164 basis point increase in the rate paid on average borrowings from 3.07% for the six months ended June 30, 2005 to 4.71% for the same period in 2006, offset by an $8.4 million decrease in average borrowings.

Noninterest Income

Noninterest income increased $268 thousand to $587 thousand for the three month period ended June 30, 2006 compared to $319 thousand for the same period last year. Similarly, noninterest income increased $250 thousand to $1.0 million for the six months ended June 30, 2006 compared to $752 thousand for the same period last year. The six month increase is net of $120 thousand of realized gains on securities recognized in the 2005 period.

Provision for Loan Losses

The provision for loan losses was $318 thousand for the three months ended June 30, 2006, compared to $202 thousand for the three months ended June 30, 2005.  The provision for loan losses was $558 thousand for the six months ended June 30, 2006 compared to $506 thousand for the six months ended June 30, 2005. The increases in the provision for the three and six month periods were primarily due to growth of the Bank's loan portfolio.

Noninterest Expense

Noninterest expense increased $1.1 million, or 35.1% to $4.4 million for the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005.  Similarly, noninterest expense increased $1.8 million, or 28.7% to $8.3 million for the six months ended June 30, 2006, compared to $6.5 million for the same period in 2005. These increases are primarily due to increased salaries and benefits and additional occupancy expense attributed to the development of the Bank's infrastructure and branch locations.

Salaries and employee benefits increased $771 thousand or 42.6% and $1.4 million or 41.3% when comparing the three and six month periods ended June 30, 2006, respectively, to those of the prior year. These increases were due to higher staffing levels as the number of full-time equivalent employees increased from 163 to 233 at June 30, 2005 and 2006, respectively, in addition to annual merit increases and cost-of-living increases.

Occupancy, equipment and furnishings expense increased 29.9% from $458 thousand to $595 thousand between the three months ended June 30, 2005 and 2006, respectively. These expenses increased 9.5% from $1.1 million to $1.2 million for the six months ended June 30, 2005 and 2006, respectively. These increases were primarily the result of equipment costs associated with the increased number of full-time equivalent employees and the occupancy of four additional branch offices, increasing the Bank's number of branches from eight at June 30, 2005 to twelve at June 30, 2006, respectively.

Income Taxes

The effective tax rates were (78.3)% and 24.8% in the second quarters of 2006 and 2005, respectively, and (75.4)% and 23.5% for the six months ended June 30, 2006 and 2005, respectively. Effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation. The Company's effective tax rates reflect the impact of these items, which include interest income from tax-exempt securities, earnings on bank-owned life insurance and the effect on taxable income of certain state tax credits. The decrease in effective tax rates over the prior year periods is due to an increase in the relative size of these tax-exempt items relative to pre-tax earnings. See Notes 1 and 7 for further discussion on the deferred tax asset valuation allowance.

Liquidity

The principal sources of funds for us to meet parent-only obligations are dividends from our banking subsidiary, which are subject to regulatory limitations.  At June 30, 2006, our subsidiary bank had $1.9 million available for dividends that could be paid without prior regulatory approval.  Primarily as a result of the merger with Bay View, the parent company had $55.9 million in cash or cash equivalents at June 30, 2006.

The Bank's primary sources of funds are customer deposits, short-term borrowings and proceeds from principal and interest payments on loans, mortgage-backed securities and other investment securities. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are influenced by the general level of interest rates, economic conditions and competition. In general, as interest rates rise, we expect to realize a reduction in cash flows from mortgage prepayments and principal paydowns on our mortgage-backed securities.  The Bank may also obtain capital through additional investments by its parent company.

The overall asset/liability strategy of the Bank takes into account the need to maintain adequate liquidity to fund asset growth and deposit runoff. Management monitors the Bank's liquidity position daily in conjunction with the Federal Reserve position monitoring.  The Bank may borrow funds from the Federal Home Loan Bank of New York on a short or long-term basis.  It may sell or pledge investment securities to create additional liquidity.  Since its inception in November 1999, the Bank's rapidly increasing core deposit base has provided its most significant source of funds.  During the first six months of 2006, the Bank's deposits increased 5.1% from $621.1 million to $653.0 million. However, short-term borrowings from the Federal Home Loan Bank have been used occasionally to offset fluctuations in deposit inflows and outflows and to manage liquidity needs at competitive rates.

Capital

At June 30, 2006, shareholders' equity amounted to $133.9 million, or 14.2% of total assets, compared to $35.6 million, or 4.6% of total assets at December 31, 2005.  This $98.3 million increase was primarily attributable to $101.7 million of equity resulting from our merger with Bay View on May 1, 2006, offset partially by $2.3 million of comprehensive loss during the six months ended June 30, 2006.

Capital guidelines issued by the Federal Reserve Board and the FDIC, respectively, require us and our banking subsidiary to maintain certain capital ratios, set forth below.  At June 30, 2006, Great Lakes Bancorp, Inc. and Greater Buffalo Savings Bank were deemed to be "well capitalized" under the regulations of the Federal Reserve Board and the FDIC, respectively, and in compliance with applicable capital requirements.

					Minimum To Be Well Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
June 30, 2006:
Total risk-based capital (to risk-weighted assets):
Great Lakes Bancorp, Inc.	$102,076	19.5%	$41,839	8.0%	$	N/A	N/A	%
Greater Buffalo Savings Bank	51,088	10.2	40,081	8.0		50,102	10.0

Tier 1 capital (to risk-weighted assets):
Great Lakes Bancorp, Inc.	98,706	18.9	20,920	4.0		N/A	N/A
Greater Buffalo Savings Bank	47,718	9.5	20,041	4.0		30,061	6.0

Tier 1 capital (to average assets):
Great Lakes Bancorp, Inc.	98,706	11.9	33,296	4.0		N/A	N/A
Greater Buffalo Savings Bank	47,718	5.7	33,501	4.0		41,877	5.0

December 31, 2005:
Total risk-based capital (to risk-weighted assets):
Great Lakes Bancorp, Inc.	$53,223	12.3%	$34,574	8.0%	$	N/A	N/A	%
Greater Buffalo Savings Bank	51,884	12.0	34,481	8.0		43,102	10.0

Tier 1 capital (to risk-weighted assets):
Great Lakes Bancorp, Inc.	50,313	11.6	17,287	4.0		N/A	N/A
Greater Buffalo Savings Bank	48,974	11.4	17,241	4.0		25,861	6.0

Tier 1 capital (to average assets):
Great Lakes Bancorp, Inc.	50,313	6.5	30,884	4.0		N/A	N/A
Greater Buffalo Savings Bank	48,974	6.4	30,867	4.0		38,584	5.0

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's Board of Directors has formulated an Interest Rate Risk Management ("IRR") policy designed to promote long-term profitability while managing IRR.  An Asset/Liability Committee, comprised of members of the Board of Directors and senior management is responsible for the management of IRR.  This Committee meets monthly and reports to the Board of Directors concerning asset/liability policies, strategies and the Company's current IRR position.  The Committee's top priority is to structure and price the institution's assets and liabilities to maintain an acceptable interest rate spread while managing the risk of changes in interest rates.

The primary objectives of the Company's interest rate risk management strategy are to:

▪

evaluate the interest rate risk inherent in the balance sheet accounts;

▪

determine the appropriate level of interest rate risk given the Company's business plan, the current business environment and its capital and liquidity requirements; and

▪

manage interest rate risk in a manner consistent with the approved guidelines and policies set by the Board of Directors.

Management seeks to coordinate asset and liability decisions so that, under changing interest rate scenarios, earnings will remain within an acceptable range.  As part of this strategy, management targets the origination of a sufficient number of loans and purchases investment securities with interest rates subject to periodic repricing to market conditions.  Additionally, management offers higher yields on deposits with extended maturities to assist in matching the rate sensitivity of its assets.

An asset or liability is interest rate sensitive within a specific time period if it will mature or reprice within that time period.  If the Bank's assets mature or reprice more quickly or to a greater extent than its liabilities, the institution's net portfolio value and net interest income would tend to increase during periods of rising interest rates but decrease during periods of declining interest rates.  If the Bank's assets mature or reprice more slowly or to a lesser extent than its liabilities, the Bank's net portfolio value and net interest income would tend to decrease during periods of rising interest rates but increase during periods of falling interest rates.

The Bank has contracted with an outside balance sheet consultant who utilizes financial data provided by management to review and analyze interest rate risk measurements on a quarterly basis.  The last current position assessment, conducted as of June 30, 2006, concluded that the Bank's interest rate risk profile was liability sensitive.  Assuming an immediate +200 basis point shock to the existing balance sheet, estimated net interest income would decrease approximately 5.7% during the first year and 6.2% during the second year.  Assuming an immediate -200 basis point shock to the existing balance sheet, estimated net interest income would increase approximately 4.9% during the first year and 11.3% during the second year.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended).  Based on that evaluation, the CEO and CFO have concluded that, as of the date of this report, the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company and its consolidated subsidiaries is recorded, processed, summarized and reported in a timely manner.  Management will continue to review this matter with particular emphasis on the documentation of the Company's disclosure controls and procedures.

Changes in internal control over financial reporting

There has been no change in the Company's internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

As reported in the Company's Form 8-K dated July 12, 2006, a settlement agreement was reached between the Company and Financial Security Assurance Inc.  A copy of the Settlement Agreement has been attached as Exhibit 10.1 of this Form 10-Q.

ITEM 1A.    RISK FACTORS

The Company is required to report "Risk Factors" in its Annual Report on Form 10-K and update this disclosure quarterly for material changes, if any, in those risk factors.  Given the impact on the Company of the merger transaction on May 1, 2006 that is described in Note 1 to the accompanying financial statements, we have included a full summary of risk factors in this report.

The Company is dependent on the ability of its subsidiaries to pay dividends in order to meet its obligations.

The Company is a holding company and conducts almost all of its operations through its subsidiaries. Accordingly, the Company generally depends on the payment of dividends by its subsidiaries to meet its obligations. The Company's right to participate in any distribution of earnings or assets of its subsidiaries is subject to the prior claims of creditors of such subsidiaries. Under federal and state law, Greater Buffalo Savings Bank ("GBSB") is limited in the amount of dividends it may pay to its parent without prior regulatory approval.  Also, bank regulators have the authority to prohibit GBSB from paying dividends if the bank regulators determine that GBSB is in an unsafe or unsound condition or that the payment would be an unsafe and unsound banking practice.

Interest rate volatility could significantly harm the Company's business.

The Company's results of operations are affected by the monetary and fiscal policies of the federal government and the regulatory policies of governmental authorities. A significant component of the Company's earnings consists of GBSB's net interest income, which is the difference between its income from interest-earning assets, such as loans, and its expense of interest-bearing liabilities, such as deposits. A change in market interest rates could adversely affect GBSB's earnings if market interest rates change such that the interest GBSB pays on deposits and borrowings increases faster than the interest it collects on loans and investments. Consequently, GBSB, along with other financial institutions generally, is sensitive to interest rate fluctuations.

The Company's results of operations are significantly affected if its borrowers are unable to pay their loans.

Lending money is an essential part of the banking business. However, borrowers do not always repay their loans. The risk of non-payment is affected by:

•	credit risks of a particular borrower;

•	changes in economic and industry conditions;

•	the duration of the loan; and

•	in the case of a collateralized loan, uncertainties as to the future value of the collateral.

Generally, commercial/industrial, construction and commercial real estate loans present a greater risk of nonpayment by a borrower than other types of loans. In addition, consumer loans typically have shorter terms and lower balances with higher yields compared to real estate mortgage loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.

The Company's financial condition and results of operations would be adversely affected if GBSB's allowance for loan losses is not sufficient to absorb actual losses.

There is no precise method of predicting loan losses. Excess loan losses could have a material adverse effect on GBSB's financial condition and results of operations. GBSB attempts to maintain an appropriate allowance for loan losses to provide for estimated losses in its loan portfolio. GBSB periodically determines the amount of its allowance for loan losses based upon consideration of several factors, including:

•	a regular review of the quality, mix and size of the overall loan portfolio;
•	historical loan loss experience;
•	evaluation of non-performing loans;
•	assessment of economic conditions and their effects on GBSB's existing portfolio; and
•	the amount and quality of collateral, including guarantees, securing loans.

The Company's financial condition may be adversely affected if GBSB is unable to attract sufficient deposits to fund its anticipated loan growth.

GBSB funds its loan growth primarily through deposits. To the extent that GBSB is unable to attract and maintain sufficient levels of deposits to fund its loan growth, GBSB could be required to raise additional funds through public or private financings.

The Company could experience significant difficulties and complications in connection with its growth and acquisition strategy.

The Company has grown significantly over the last few years and may seek to continue to grow by acquiring financial institutions and branches as well as non-depository entities engaged in permissible activities for its subsidiaries. However, the market for acquisitions is highly competitive. The Company may not be successful in identifying financial institution and branch acquisition candidates, integrating acquired institutions or preventing deposit erosion at acquired institutions or branches.

As part of an acquisition strategy, the Company may acquire additional banks and non-bank entities that it believes provide a strategic fit with its business. The Company may not be successful with this strategy, and may not be able to manage this growth adequately and profitably. For example, acquiring any bank or non-bank entity will involve risks commonly associated with acquisitions, including:

•	potential exposure to unknown or contingent liabilities of entities the Company acquires
•	exposure to potential asset quality issues of acquired entities;
•	potential disruption to the Company's business;
•	potential diversion of the time and attention of the Company's management; and
•	the possible loss of key employees and customers of the businesses the Company acquires.

GBSB intends to strengthen its position in its current markets by undertaking additional de novo branch openings. Based on its experience, GBSB believes that it generally takes up to three years for new banking facilities to achieve operational profitability due to the impact of organizational and overhead expenses and the start-up phase of generating loans and deposits. To the extent that GBSB undertakes additional de novo branch openings, GBSB is likely to continue to experience the effects of higher operating expenses relative to operating income from the new banking facilities, which may have an adverse effect on GBSB's net income, earnings per share, return on average shareholders' equity and return on average assets.

The Company may encounter unforeseen expenses, as well as difficulties and complications in integrating expanded operations and new employees without disruption to its overall operations. Following an acquisition, the Company may need to expend substantial resources to integrate the entities. The integration of new entities often involves combining different industry cultures and business methodologies. The failure to integrate successfully the entities the Company may acquire into its existing operations could adversely affect its results of operations and financial condition.

The Company could be adversely affected by changes in the law, especially changes in the regulation of the banking industry.

The Company and its subsidiaries operate in a highly regulated environment and are subject to supervision and regulation by several governmental regulatory agencies, including the Federal Reserve Board, the Federal Deposit Insurance Corporation and the New York State Banking Department. Regulations are generally intended to provide protection for depositors and customers rather than for investors. The Company is subject to changes in federal and state law, regulations, governmental policies, income tax laws and accounting principles. Changes in regulation could adversely affect the banking industry as a whole and could limit the Company's growth and the return to investors by restricting such activities as:

•	the payment of dividends;

•	mergers with or acquisitions of other institutions;

•	investments;

•	loans and interest rates;

•	the provision of securities, insurance or trust services; and

•	the types of non-deposit activities in which the Company's financial institution subsidiaries may engage.

In addition, legislation or agency rulemaking may change present capital requirements, which could restrict the Company's activities and require the Company to maintain additional capital.

The Company's results of operations could be adversely affected due to significant competition.

The Company may not be able to compete effectively in its markets, which could adversely affect its results of operations. The banking and financial services industry in GBSB's market areas is highly competitive. The competitive environment is a result of:

•	changes in regulation;

•	prevailing economic conditions in the Western New York area;

•	changes in technology and product delivery systems;

•	declining population trends; and

•	the accelerated pace of consolidation among financial services providers.

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

The Company's anticipated future growth may require it to raise additional capital in the future, but that capital may not be available when it is needed.

The Company and GBSB are required by federal and state regulatory authorities to maintain adequate levels of capital to support GBSB's operations. The Company anticipates that its current capital resources will satisfy its and GBSB's capital requirements for the foreseeable future. The Company may at some point, however, need to raise additional capital to support continued growth, both internally and through acquisitions.

The Company's ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside its control, and on its financial performance. If the Company cannot raise additional capital when needed, its ability to expand its operations through internal growth and acquisitions could be materially impaired.

Adverse economic conditions in GBSB's market areas may adversely impact its results of operations and financial condition.

The majority of GBSB's business is concentrated in Western New York, which in recent years has been a slower growth market than many other areas of the United States. As a result, GBSB's loan portfolio and results of operations may be adversely affected by factors that have a significant impact on the economic conditions in this market area. The local economy of this market area in recent years have been less robust than the economy of the nation as a whole and may not be subject to the same fluctuations as the national economy. Adverse economic conditions in GBSB's market area, including the loss of certain significant employers, could reduce its growth rate, affect its borrowers' abilities to repay their loans and generally affect GBSB's financial condition and results of operations. Furthermore, a downturn in real estate values in GBSB's market area could cause many of its loans to become inadequately collateralized.

Certain provisions of the Company's certificate of incorporation and by-laws may discourage takeovers.

The Company's certificate of incorporation and by-laws contain certain anti-takeover provisions that may discourage or may make more difficult or expensive a tender offer, change in control or a takeover attempt that is opposed by its board of directors. In particular, the certificate of incorporation and by-laws of the Company:

•	classify its board of directors into three classes, so that shareholders elect only one-third of its board of directors each year;
•	permit shareholders to remove directors only for cause;
•	do not permit shareholders to take action except at an annual or special meeting of shareholders;
•	require shareholders to give advance notice to nominate candidates for election to the board of directors or to make shareholder proposals at a shareholders' meeting;
•	permit the board of directors to issue, without shareholder approval unless otherwise required by law, preferred stock with such terms as its board of directors may determine; and
•	prohibit the acquisition of 5% or more of the Company's common stock, without the prior approval of its board of directors.

Section 203 of the Delaware General Corporation Law ("DGCL") generally provides that a publicly-held Delaware corporation, such as the Company, that has not "opted out" of coverage by this section in the prescribed manner may not engage in any business combination with an interested shareholder for a period of three years following the date that the shareholders became an interested shareholder.

These provisions of the Company's certificate of incorporation and by-laws and of Delaware law could discourage potential acquisition proposals and could delay or prevent a change in control, even though a majority of the Company's shareholders may consider such proposals desirable. Such provisions could also make it more difficult for third parties to remove and replace the members of the Company's board of directors. Moreover, these provisions could diminish the opportunities for shareholders to participate in certain tender offers, including tender offers at prices above then-current market price of the Company's common stock, and may also inhibit increases in the trading price of the Company's common stock that could result from takeover attempts.

Loss of members of the Company's executive team could have a negative impact on its business.

The Company's success is dependent, in part, on the continued service of its executive officers, including Barry M. Snyder, Chairman of the Board and Andrew W. Dorn, Jr., President and Chief Executive Officer. The loss of the services of either of these key persons could have a negative impact on the Company's business because of their skills, relationships in the banking community and years of industry experience, and the difficulty of promptly finding qualified successors.

If it should be ultimately determined that the Company's reserves for the contingent liabilities remaining from the dissolution of Bay View Capital Corporation's subsidiaries are not adequate, it could have a material adverse effect on the Company.

The Company has established reserves for those liabilities that have been sufficient to date. However, if the Company's remaining reserves were insufficient to discharge any future liabilities and contingent liabilities remaining from the Bay View subsidiaries, it could have a material adverse effect.

Certain indemnification obligations of the Company under the purchase agreement survive indefinitely and are not limited in amount which could adversely affect the financial condition of the Company.

Although the sale agreement of Bay View Acceptance Corporation, in general, limits the indemnification obligations of the Company to $3.2 million and provides that it would not be liable for breaches of its representations and warranties in the purchase agreement after 18 months have elapsed from the date of the sale, certain of the Company's indemnification obligations under the agreement are not limited as to amount or time.

If the transfer restrictions are not effective in preventing an ownership change of the Company from occurring, the Company's ability to use net operating loss carryforwards could be severely limited.

Although the transfer restrictions are valid under the DGCL, there is little judicial precedent regarding the enforcement of similar transfer restrictions. Thus, a transfer could occur that would violate the transfer restrictions, and the Company may be unable to enforce the transfer restrictions. Even if a court were to enforce the transfer restrictions, the Internal Revenue Service, or IRS, could nevertheless disagree that the transfer restrictions provided a sufficient remedy with respect to an ownership change resulting from a prohibited transfer.

The transfer restrictions may delay or prevent takeover bids by third parties and may delay or frustrate attempts by shareholders to replace management.

The transfer restrictions on the common stock of the Company are complex and are designed to preserve the value of its net operating loss carryforwards for the benefit of its shareholders. Any person who seeks to acquire a significant interest in the Company will be required to negotiate with its board of directors. The transfer restrictions may also make it more difficult to effect a business combination transaction that shareholders may perceive to be favorable because of the need to negotiate with the Company's board of directors. The transfer restrictions could also make it more difficult for shareholders to replace current management because no single shareholder may cast votes for more than 5% of the Company's outstanding common stock.

The value of the net operating loss carryforwards is subject to challenge by the IRS or may not ultimately be realized.

Based on the current federal corporate income tax rate of 34%, the net operating loss carryforwards could provide significant future tax savings to the Company. However, the ability of the Company to use these tax benefits will depend on a number of factors including:

•	the ability of the Company to generate sufficient taxable income to utilize the net operating loss carryforwards;

•	the absence of a future ownership change of the Company within the meaning of Section 382 of the Code;

•	the acceptance by the IRS of the positions taken on the Company's prior tax returns as to the amount and timing of its income and expenses; and

•	future changes in laws or regulations relating to the use of net operating loss carryforwards.

In addition, the Company may be required to recognize additional valuation allowances on its deferred tax assets if it cannot project sufficient taxable income within the expiration periods of the net operating loss carryforwards.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Shareholders was held on April 27, 2006.  Of 6,613,099 shares entitled to vote at the meeting, 5,913,957 shares were present in person or by proxy.

Proposal 1:	Proposal to approve and adopt the Agreement and Plan of Merger dated as of October 26, 2005 between
	Bay View Capital Corporation ("BVCC") and Great Lakes Bancorp, Inc. and approve the merger and other
	transactions contemplated by the Agreement and Plan of Merger.

	For	Against	Abstain	Broker Non-Vote
	4,196,212	5,971	4,770	1,707,004

Proposal 2:	Proposal to approve the Stock Purchase Agreement dated as of November 7, 2005, among AmeriCredit
	Financial Services, Inc., BVCC and Bay View Acceptance Corporation ("BVAC"), and approve the sale
	of BVAC and other transactions contemplated by the Stock Purchase Agreement.

	For	Against	Abstain	Broker Non-Vote
	4,194,616	6,586	5,751	1,707,004

Proposal 3:	Proposal to approve and adopt the amendments to BVCC's certificate of incorporation to establish
	restrictions on transfers of BVCC common stock by anyone who is or who would thereby become a 5% or
	greater holder of BVCC's common stock.

	For	Against	Abstain	Broker Non-Vote
	3,967,405	232,549	6,999	1,707,004

Proposal 4:	Proposal to ratify an amendment to BVCC's by-laws that increased the maximum number of members of
	BVCC's board of directors from 10 to 25.

	For	Against	Abstain	Broker Non-Vote
	5,481,415	421,367	11,175	-

ITEM 5.    OTHER INFORMATION

NONE

ITEM 6.    EXHIBITS

(a)

The following exhibits are filed as part of this report.

Exhibit #	Description
10.1	Settlement Agreement and Release, dated July 12, 2006, by and among the Registrant and
Financial Security Assurance, Inc.
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of
the Securities Exchange Act of 1934, as amended
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of
the Securities Exchange Act of 1934, as amended
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as
Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as
Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT LAKES BANCORP, INC.

/s/ Michael J. Rogers	, August 9, 2006
Michael J. Rogers
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)