Form 10-Q
period 2006-09-30
GREAT LAKES BANCORP, INC.
filed 2006-11-08
CIK 840387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

(716) 961-1900
(Issuer’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:
Common Stock, $.01 par value -- 10,921,796 shares as of November 8, 2006

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended September 30, 2006

TABLE OF CONTENTS
		PAGE
PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets (Unaudited) -
	at September 30, 2006 and December 31, 2005	3

	Consolidated Statements of Operations (Unaudited) -
	Three and nine months ended September 30, 2006 and 2005	4

	Consolidated Statements of Shareholders’ Equity (Unaudited) -
	Nine months ended September 30, 2006 and 2005	5

	Consolidated Statements of Cash Flows (Unaudited) -
	Nine months ended September 30, 2006 and 2005	6

	Notes to Consolidated Financial Statements (Unaudited)	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
	RESULTS OF OPERATIONS	22

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	33

ITEM 4.	CONTROLS AND PROCEDURES	33

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	34

ITEM 1A.	RISK FACTORS	34

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	38

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	38

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	38

ITEM 5.	OTHER INFORMATION	38

ITEM 6.	EXHIBITS	38

	SIGNATURES	39

PART I.    FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	September 30,	December 31,
	2006	2005
ASSETS
Cash and cash equivalents:
Cash and due from banks	$13,305	$13,070
Interest-earning deposits in other financial institutions	-	82,430
Total cash and cash equivalents	13,305	95,500
Restricted cash	3,900	-
Securities available for sale, at fair value	242,360	212,025
Securities held to maturity, at amortized cost (fair value of $15,721 and $15,620, respectively)	16,004	16,024
Federal Home Loan Bank stock, at cost	1,436	3,454
Loans, net of allowance for loan losses of $3,375 and $2,910, respectively	495,021	409,336
Premises and equipment, net	23,741	19,180
Accrued interest receivable	3,615	2,887
Bank-owned life insurance	12,885	12,537
Deferred tax asset, net	42,109	1,731
Goodwill	12,271	-
Other assets	2,643	2,427
TOTAL ASSETS	$869,290	$775,101

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$29,022	$23,846
Interest-bearing	627,498	597,238
Total deposits	656,520	621,084
Short-term borrowings	9,539	20,900
Securities sold under agreements to repurchase	44,000	82,000
Subordinated debentures	12,372	12,372
Accrued expenses and other liabilities	10,571	3,152
TOTAL LIABILITIES	733,002	739,508

Commitments and contingencies (Note 2)

Shareholders’ equity:
Common stock - 80,000,000 authorized shares of $0.01 par value; 10,916,691 shares issued and 10,915,274 outstanding at September 30, 2006; and 4,300,436 shares issued and
outstanding at December 31, 2005	109	43
Additional paid-in capital	136,078	35,383
Retained earnings	2,767	2,910
Treasury stock, at cost; 1,417 shares	(234)	-
Accumulated other comprehensive loss	(2,432)	(2,743)
TOTAL SHAREHOLDERS’ EQUITY	136,288	35,593
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$869,290	$775,101

See accompanying notes to the consolidated financial statements.

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$7,393	$5,331	$20,147	$13,729
Interest on investment securities:
Taxable	3,137	3,285	9,367	10,774
Tax-exempt	130	130	390	329
Total interest on securities	3,267	3,415	9,757	11,103
Dividends on FHLB stock	62	49	156	140
Interest income on short-term investments	415	19	1,829	186
TOTAL INTEREST AND DIVIDEND INCOME	11,137	8,814	31,889	25,158
INTEREST EXPENSE:
Deposits	6,013	4,099	16,594	11,087
Short-term borrowings	85	255	517	436
Securities sold under agreements to repurchase	786	812	2,709	2,251
Subordinated debentures	257	197	725	544
TOTAL INTEREST EXPENSE	7,141	5,363	20,545	14,318
NET INTEREST INCOME	3,996	3,451	11,344	10,840
PROVISION FOR LOAN LOSSES	29	216	587	722
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	3,967	3,235	10,757	10,118
NONINTEREST INCOME:
Service charges on deposit accounts	184	114	480	304
Other fees and service charges	137	79	379	223
Earnings on bank-owned life insurance	117	116	348	355
Loan fee income	88	22	247	58
Gain on sale of securities, net	-	-	-	120
Other operating income	58	16	132	39
TOTAL NONINTEREST INCOME	584	347	1,586	1,099
NONINTEREST EXPENSE:
Salaries and employee benefits	2,716	1,873	7,620	5,358
Occupancy, equipment and furnishings	630	492	1,782	1,544
Data processing and operations	240	237	690	589
Advertising	202	122	592	488
Professional services	167	73	457	267
Printing, postage and supplies	123	97	332	339
Other operating expenses	544	385	1,485	1,171
TOTAL NONINTEREST EXPENSE	4,622	3,279	12,958	9,756
INCOME (LOSS) BEFORE INCOME TAXES	(71)	303	(615)	1,461
INCOME TAX PROVISION (BENEFIT)	(62)	22	(472)	294
NET INCOME (LOSS)	$(9)	$281	$(143)	$1,167

Basic and diluted earnings (loss) per share	$-	$0.07	$(0.02)	$0.27

Weighted average basic and diluted shares outstanding	10,914,896	4,300,436	8,007,137	4,300,436

See accompanying notes to the consolidated financial statements.

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (Unaudited)
Nine months ended September 30, 2006 and 2005
(In thousands, except share data)

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Retained	Treasury	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Stock	Loss	Equity
Balance at December 31, 2004, as previously reported	$4	$35,422	$3,378	$-	$(2,216)	$36,588
Retroactive restatement to reflect 4,300,436 shares received in the Bay View merger and change in par value from $0.001 to $0.01 per share	39	(39)	-	-	-	-
Comprehensive income:
Net income	-	-	1,167	-	-	1,167
Change in net unrealized loss on securities available for sale, net of tax and reclassification adjustment	-	-	-	-	(1,290)	(1,290)
Total comprehensive loss						(123)
Balance at September 30, 2005	$43	$35,383	$4,545	$-	$(3,506)	$36,465

Balance at December 31, 2005, as previously reported	$4	$35,422	$2,910	$-	$(2,743)	$35,593
Retroactive restatement to reflect 4,300,436 shares received in the Bay View merger and change in par value from $0.001 to $0.01 per share	39	(39)	-	-	-	-
Comprehensive income:
Net loss	-	-	(143)	-	-	(143)
Change in net unrealized loss on securities available for sale, net of tax and reclassification adjustment	-	-	-	-	311	311
Total comprehensive income						168
Outstanding Bay View shares at merger date - 6,613,099 shares	66	101,584	-	-	-	101,650
Bay View treasury stock at merger date - 1,417 shares	-	234	-	(234)	-	-
Bay View merger costs	-	(1,158)	-	-	-	(1,158)
Stock-based compensation plans:
Compensation expense on stock options	-	19	-	-	-	19
Shares issued for stock option exercises - 1,739 shares	-	16	-	-	-	16
Balance at September 30, 2006	$109	$136,078	$2,767	$(234)	$(2,432)	$136,288

See accompanying notes to the consolidated financial statements.

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine months ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(143)	$1,167
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization of premises and equipment	1,006	748
Net amortization of premiums on investment securities	491	1,613
Net amortization of deferred loan costs	1,234	831
Compensation expense on stock options	19	-
Deferred income tax benefit	(297)	(416)
Net realized gain on sales of securities	-	(120)
Provision for loan losses	587	722
Increase in accrued interest receivable	(728)	(403)
Increase in bank-owned life insurance	(348)	(355)
Decrease (increase) in other assets	3,052	(362)
Decrease in accrued expenses and other liabilities	(28,303)	(585)
Net cash provided (used) by operating activities	(23,430)	2,840

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in restricted deposits	14,218	-
Purchases of securities available for sale	(55,104)	(63,838)
Purchases of securities held to maturity	-	(8,939)
Proceeds from sales of securities available for sale	-	42,036
Proceeds from principal payments, maturities and calls on securities available for sale	24,808	60,220
Redemption of Federal Home Loan Bank stock	2,018	100
Purchases of loans	(15,352)	(29,827)
Net increase in loans receivable	(72,154)	(74,353)
Purchase of premises and equipment	(5,567)	(3,748)
Cash received in Bay View merger	63,435	-
Bay View merger costs	(1,158)	-
Net cash used in investing activities	(44,856)	(78,349)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	35,436	61,954
Net increase (decrease) in short-term borrowings	(11,361)	19,370
Proceeds from securities sold under agreements to repurchase	186,000	193,000
Repayment of securities sold under agreements to repurchase	(224,000)	(204,000)
Proceeds from issuance of common stock	16	-
Net cash provided (used) by financing activities	$(13,909)	$70,324
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(82,195)	$(5,185)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	95,500	29,981
CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,305	$24,796

Supplemental disclosure of cash flow information:
Cash paid for interest	$20,201	$13,871
Cash paid (refunded) for income taxes	(355)	966
Acquisition of Bay View Capital Corporation:
Assets acquired (excluding cash and cash equivalents acquired)	73,937	-
Liabilities assumed	35,722	-

See accompanying notes to the consolidated financial statements.

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(1.)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2006 (unaudited) are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

Material estimates particularly susceptible to possible changes in the near term relate to the determination of the allowance for loan losses and the valuation of deferred tax assets.

Principles of Consolidation

The consolidated financial statements presented herein include the accounts of Old Great Lakes before the merger, New Great Lakes (formerly Bay View Capital Corporation) after the merger and Greater Buffalo Savings Bank before and after the merger. See the “Overview” section of Note 2 for a description of the merger and these entities. All significant inter-company accounts and transactions have been eliminated in consolidation. References to “the Company” mean the consolidated reporting entities and references to “the Bank” mean Greater Buffalo Savings Bank.

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

Investment Securities

Investment securities are classified as either available for sale or held to maturity. Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and are recorded at amortized cost. Other investment securities are classified as available for sale and recorded at fair value, with unrealized gains and losses excluded from earnings and reported as a component of shareholders’ equity.

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

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Impairment of a loan is measured based on the present value of expected cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the estimated fair value of the collateral if the loan is collateral dependent. Interest received on impaired loans placed on nonaccrual status is applied to principal or is recognized as interest income depending on the loan status. Loans are generally returned to accrual status when principal and interest payments are current and full collectibility of remaining principal and interest are reasonably assured. Loans are charged off against the allowance for loan losses when it becomes evident that such balances are not fully collectible.

Allowance for Loan Losses

The allowance for loan losses represents the amount which, in management’s judgment, will be adequate to absorb credit losses inherent in the loan portfolio at the balance sheet date. The adequacy of the allowance is determined by management’s evaluation of the loan portfolio based on such factors as the differing economic risks associated with each loan category, the current financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or indemnifications.

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

Goodwill

Goodwill represents the excess purchase price over the fair value of the net tangible and other intangible assets acquired. Goodwill is not amortized, but rather reviewed for impairment on an annual basis or more frequently if impairment indicators exist. The Company’s goodwill is not tax-deductible.

Securities Repurchase Agreements

The Company is a party to securities repurchase agreements with broker-dealers and the Federal Home Loan Bank of New York. These agreements provide for the transfer of securities under an agreement to repurchase the identical securities at a fixed price in the future. These agreements are accounted for as secured financings and are reflected as liabilities at amounts equal to the cash exchanged. The securities underlying the agreements are included in the Company's investment securities portfolio. These securities are generally delivered to third parties.

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

Stock-Based Compensation Plans

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires companies to measure and recognize as compensation expense the grant date fair value of all share-based awards. That portion of the grant date fair value that is ultimately expected to vest is recognized as expense over the requisite service period, typically the vesting period, utilizing the straight-line attribution method. SFAS 123R requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model.

Prior to the merger with Bay View, Old Great Lakes’ stock was not actively traded and the estimated fair values were based upon the most recent trade preceding the option grants. As of the merger, there was no unrecognized compensation expense related to share-based compensation arrangements granted.

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

We adopted SFAS 123R using the modified prospective transition method. In accordance with this method, the Company’s consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for the nine months ended September 30, 2006, resulting from stock options that were granted during previous periods and vested prior to the current quarter, totaled $19 thousand. There was no stock based compensation expense recognized during the quarter ended September 30, 2006.

Prior to 2006, no accounting recognition was given to stock options granted with an exercise price equal to fair value.

The following table presents the pro forma effect on 2005 net income and earnings per share had the Company recognized compensation expense for the fair value of stock options granted:

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
	(Dollars in thousands, except per share amounts)
Net income:	$281	$1,167
As reported
Total stock-based employee compensation expense determined under
the fair value method for all awards, net of related tax effects	-	(41)
Proforma net income	$281	$1,126
Basic earnings per share:
As reported	$0.07	$0.27
Proforma	$0.07	$0.26
Diluted earnings per share:
As reported	$0.07	$0.27
Proforma	$0.07	$0.26

Earnings Per Share

Basic earnings (loss) per share is calculated by dividing net earnings (loss) for the period by the weighted average common shares outstanding for the period; there is no adjustment to the number of outstanding shares for potential dilutive instruments, such as stock options and warrants. Diluted earnings (loss) per share takes into account the potential dilutive impact of such instruments and uses the average share price for the period in determining the number of incremental shares to add to the weighted average number of shares outstanding. The Company calculated the earnings (loss) per share for the 2005 periods presented by increasing the weighted average common shares outstanding to give effect to the Bay View merger exchange ratio. For the three and nine month periods ended September 30, 2006, 241,325 and 225,468 weighted average shares, respectively, issuable upon the exercise of options were excluded from the diluted earnings per share calculation, as they were anti-dilutive. For the three and nine month periods ended September 30, 2005, potential common shares issuable upon the exercise of options of 200,896 were not included in the computation of diluted earnings per share because they were anti-dilutive.

The following table sets forth the calculation of basic and diluted loss per share for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands, except share and per share data)
Net (loss) income:	$(9)	$281	$(143)	$1,167

Weighted average basic shares outstanding	10,914,896	4,300,436	8,007,137	4,300,436
Add: Dilutive potential common shares	-	-	-	-
Weighted average diluted shares outstanding	10,914,896	4,300,436	8,007,137	4,300,436

Basic (loss) earnings per share	$0.00	$0.07	$(0.02)	$0.27
Diluted (loss) earnings per share	$0.00	$0.07	$(0.02)	$0.27

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

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulleting No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to the adoption of SAB 108, companies can evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach. The income statement approach focuses on the materiality of new misstatements added in the current year and the balance sheet approach focuses on the materiality of the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under the other approach and therefore not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material under either the income statement or balance sheet approach. This pronouncement is effective for fiscal years ending after November 15, 2006. The Company is currently analyzing the effects of SAB 108.

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Statement No. 157, Fair Value Measurements, (“FAS 157”). FAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ request for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings and is applicable whenever other standards require (or permit) assets and liabilities to be measured at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. Early adoption is permitted. Management believes this Statement will not have a material effect on the Company’s consolidated financial statements.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets: an amendment of FASB Statement No. 140 (“FAS 140” and “FAS 156”). FAS 156 establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends FAS 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. Adoption of this Statement is required in the first quarter of 2007. Upon adoption, the Company will apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions. The Company has not determined if it will adopt FAS 156 using the fair value election.

In February 2006, the FASB issued FASB Statement No. 155, Accounting for Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. This statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 140”). This Statement allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of FAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interest that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, amends FAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006. Management believes this Statement will not have a material effect on the Company’s consolidated financial statements.

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(2.)	MERGER WITH BAY VIEW CAPITAL CORPORATION

Overview

On May 1, 2006, we merged our bank holding company called Great Lakes Bancorp, Inc. (“Old Great Lakes”) into Bay View Capital Corporation (“Bay View”) and changed the name of the surviving legal entity back to Great Lakes Bancorp, Inc. (“New Great Lakes”). Bay View received approval from the Federal Reserve Bank to be registered as a bank holding company in January 2006.

Also on May 1, 2006, Bay View sold its only remaining operating subsidiary called Bay View Acceptance Corporation (“BVAC”) for cash and with the sale of that entity we moved ahead with the full wind down of Bay View’s corporate offices and staff located in San Mateo, California. By the end of July 2006, the wind down was substantially complete and there were no Bay View employees remaining.

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

With the merger, the Old Great Lakes shareholders obtained approximately 39% ownership of the combined entity and control of its new Board of Directors. Given the change in control as defined by Board representation, the continuity of Old Great Lakes management and other factors, the merger was treated for accounting purposes as a purchase of Bay View by Old Great Lakes, even though the Bay View entity survived in legal form (‘reverse merger’ accounting).

The purchase price of Bay View was mathematically derived from the $66.1 million fair value of Old Great Lakes at the time the merger was announced and the relative ownership interests of 39% (Old Great Lakes) and 61% (Bay View) in the combined entity. This calculation put the Bay View purchase price at $101.7 million, which approximated Bay View’s market capitalization when the merger was announced.

Thus, from the Old Great Lakes perspective, the merger represented a capital infusion of $101.7 million into an entity whose capital approximated $33.3 million at the merger date. Old Great Lakes also incurred merger-related costs of $1.2 million comprised principally of professional fees that reduced additional paid-in capital of the combined entity at the merger date.

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

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

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

Under the accounting guidelines, we are granted time after the merger to gather the information required to finalize our purchase price allocation. This time period generally is not to exceed one year. Our present expectation is to finalize the purchase price allocation by the end of the calendar year. Adjustments to the values assigned to the assets acquired and liabilities assumed in the transaction generally result in a corresponding increase or decrease in goodwill recognized in the transaction. For example, an increase in the deferred tax assets recognized in the merger would result in a corresponding reduction in goodwill recognized. Adjustments to the values assigned to the assets acquired and liabilities assumed in the transaction as reported in the prior quarter were made in the current quarter. These adjustments resulted in an increase in goodwill of $550 thousand and are reflected in the table that follows.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed of Bay View at the May 1, 2006 acquisition date (amounts are in thousands). Further highlights on the assets acquired and liabilities assumed are summarized in the paragraphs that follow the table.

May 1, 2006
Cash and cash equivalents	$63,435
Restricted cash	18,118
Deferred tax assets, net of valuation allowance of $7,273	40,280
Goodwill	12,271
Other assets, including FSA recovery of $2,000	3,268
Total assets acquired	137,372

Accounts payable	2,837
FSA settlement liability	20,000
Employee-related liabilities	3,623
Accrued insurance and professional fees	2,734
Leased facility obligation	5,045
Other liabilities	1,483
Total liabilities assumed	35,722

Net assets acquired	$101,650

Cash

Cash and cash equivalents of $63.4 million at May 1, 2006 consist principally of the unrestricted cash received in the May 1, 2006 sale of BVAC and Bay View’s operating cash accounts.

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

Under the accounting guidelines, we are required to recognize deferred tax assets for these future tax benefits and then recognize a reserve against the assets to the extent that it is deemed more likely than not that we won’t realize some or all of the benefits in the future.

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

Bay View and its subsidiaries were involved in a variety of complex businesses and transactions over the years that expose the Company to possible challenges in the future by various taxing jurisdictions in the technical interpretation and application of tax rules and principles. While we are not aware of any particular instances where Bay View’s technical application of tax rules and principles have created exposures that warrant the recognition of liabilities as of the May 1, 2006 merger date, ongoing review and evaluation of potential tax exposures will be conducted. Under accounting guidelines, recognition of liabilities for tax contingencies stemming from purchase transactions are generally recognized with a corresponding increase in goodwill regardless of when such liabilities are established.

FSA Settlement Liability

On July 12, 2006, we reached settlement of a lawsuit brought by Financial Security Assurance Inc. (“FSA”) against Bay View and certain subsidiaries in 2003. The suit alleged breaches of representations and warranties or indemnity obligations relating to loans collateralizing a securitization formed in 1998 by an entity that was subsequently acquired by Bay View and a securitization formed in 2000 by a Bay View subsidiary. FSA guaranteed payments in connection with these two securitizations.

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

Also on July 12, 2006, a former Bay View subsidiary and its principals agreed to contribute $2.0 million to the FSA settlement. We received initial payments of $881 thousand on July 31, 2006 and the remaining balance in September 2006. This $2.0 million recovery is also included in the May 1, 2006 purchase accounting allocation, classified as other assets.

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

Pro Forma Information

We are required to provide supplementary pro forma financial information of New Great Lakes that assumes the May 1, 2006 Bay View merger had theoretically occurred at the beginning of the three and nine-month periods ended September 30, 2005 and 2006.

In preparing the pro forma information, we treated Bay View’s sale of BVAC, which occurred on the May 1, 2006 merger date, as having occurred at the beginning of the periods presented and that Bay View’s restricted and unrestricted cash balances of $81.5 million at merger, including the proceeds from the BVAC sale, were invested in Fed Funds at the average rates applicable to the pro forma periods. The average Fed Funds rates used for the three and nine-month periods of 2005 were 3.46% and 2.96%, respectively. The average Fed Funds rate was 4.54% for the period January 1, 2006 up to the merger date.

BVAC was Bay View’s only operating entity and with its sale we moved ahead with completing the full wind down of Bay View. Bay View’s post-merger wind down costs were accrued in the purchase transaction and therefore we have made the pro forma assumption that Bay View’s recorded historical expenses would have likewise represented purchase liabilities. Thus, Bay View’s pro forma contribution to earnings for the periods presented are the earnings on the invested cash balances.

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Outstanding shares of the combined entity at May 1, 2006 were used to calculate basic EPS for the pro forma periods presented. Common stock equivalents comprised of stock options considered dilutive in the pro forma presentation had no impact on the earnings per share calculations presented below.

	Pro Forma Results
	Three months
	ended
	September 30,	Nine months ended September 30,
	2005	2006	2005
	(Dollars in thousands, except share and per share data)
Net interest income	$4,156	$12,578	$12,650
Net income (loss)	712	610	2,272

Basic and diluted earnings per common share	$0.07	$0.06	$0.21
Weighted average basic shares outstanding	10,913,535	10,913,987	10,913,535
Weighted average diluted shares outstanding	10,917,197	11,013,038	10,917,730

(3.)	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized below.

	September 30, 2006
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agency obligations	$19,997	$-	$(287)	$19,710
Mortgage-backed securities:
Government agency issued or guaranteed	44,690	10	(598)	44,102
Privately issued	178,489	-	(3,066)	175,423
State and municipal obligations	2,157	-	(20)	2,137
Corporate and other debt obligations	1,010	-	(22)	988
Total available for sale securities	$246,343	$10	$(3,993)	$242,360

Securities held to maturity:
State and municipal obligations	$12,994	$-	$(284)	$12,710
Corporate and other debt obligations	3,010	16	(15)	3,011
Total held to maturity securities	$16,004	$16	$(299)	$15,721

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2005
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agency obligations	$19,996	$-	$(315)	$19,681
Mortgage-backed securities:
Government agency issued or guaranteed	35,508	1	(382)	35,127
Privately issued	157,836	-	(3,666)	154,170
State and municipal obligations	2,162	-	(31)	2,131
Corporate and other debt obligations	1,016	-	(100)	916
Total available for sale securities	$216,518	$1	$(4,494)	$212,025

Securities held to maturity:
State and municipal obligations	$13,014	$-	$(390)	$12,624
Corporate and other debt obligations	3,010	11	(25)	2,996
Total held to maturity securities	$16,024	$11	$(415)	$15,620

At September 30, 2006 and December 31, 2005, securities with a carrying value of $101.8 million and $127.5 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. At September 30, 2006 and December 31, 2005, the carrying amount of securities pledged to secure repurchase agreements was $50.0 million and $97.1 million, respectively. Included in mortgage-backed securities are collateralized mortgage obligations with an amortized cost and fair value of $208.7 million and $205.3 million at September 30, 2006, and an amortized cost and fair value of $183.4 million and $179.6 million at December 31, 2005.

There were no sales of securities during the nine months ended September 30, 2006. For the nine months ended September 30, 2005, proceeds from sales of securities available for sale totaled $42.0 million. Gross realized gains amounted to $150 thousand, while gross realized losses amounted to $30 thousand for the nine months ended September 30, 2005.

At September 30, 2006, the amortized cost and fair value of debt securities by contractual maturity were as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Debt securities available for sale:
Due from one to five years	$1,546	$1,516
Due after five years through ten years	13,621	13,442
Due after ten years	7,997	7,877
	23,164	22,835
Mortgage-backed securities	223,179	219,525
	$246,343	$242,360

Debt securities held to maturity:
Due from one to five years	$871	$852
Due after five years through ten years	11,142	10,900
Due after ten years	3,991	3,969
	$16,004	$15,721

While the contractual maturities of mortgage-backed securities generally exceed ten years, the effective lives are expected to be significantly shorter due to prepayments of the underlying loans and the nature of the securities.

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following tables show the investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2006 and December 31, 2005.

	September 30, 2006
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Securities available for sale:
U.S. Government agency obligations	$-	$-	$19,710	$(287)	$19,710	$(287)
Mortgage-backed securities:
Government agency issued or guaranteed	24,880	(108)	14,368	(490)	39,248	(598)
Privately issued	38,221	(61)	137,203	(3,005)	175,424	(3,066)
State and municipal obligations	-	-	2,137	(20)	2,137	(20)
Corporate and other debt obligations	-	-	988	(22)	988	(22)
Total available for sale securities	$63,101	$(169)	$174,406	$(3,824)	$237,507	$(3,993)

Securities held to maturity:
State and municipal obligations	$-	$-	$12,710	$(284)	$12,710	$(284)
Corporate and other debt obligations	-	-	995	(15)	995	(15)
Total held to maturity securities	$-	$-	$13,705	$(299)	$13,705	$(299)
Total temporarily impaired securities	$63,101	$(169)	$188,111	$(4,123)	$251,212	$(4,292)

	December 31, 2005
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Securities available for sale:
U.S. Government agency obligations	$14,803	$(197)	$4,878	$(118)	$19,681	$(315)
Mortgage-backed securities:
Government agency issued or guaranteed	5,147	(83)	10,979	(299)	16,126	(382)
Privately issued	55,576	(1,071)	98,594	(2,595)	154,170	(3,666)
State and municipal obligations	2,131	(31)	-	-	2,131	(31)
Corporate and other debt obligations	916	(100)	-	-	916	(100)
Total available for sale securities	$78,573	$(1,482)	$114,451	$(3,012)	$193,024	$(4,494)

Securities held to maturity:
State and municipal obligations	$11,741	$(366)	$883	$(24)	$12,624	$(390)
Corporate and other debt obligations	-	-	985	(25)	985	(25)
Total held to maturity securities	$11,741	$(366)	$1,868	$(49)	$13,609	$(415)
Total temporarily impaired securities	$90,314	$(1,848)	$116,319	$(3,061)	$206,633	$(4,909)

Management of the Company reviewed the investment securities that were in an unrealized loss position at September 30, 2006 and December 31, 2005 and has concluded that the declines in fair value were temporary.

In making this conclusion, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, the financial condition of the issuers, and the Company’s ability and intent to hold these securities until their fair values recover. Management also considered that some of the mortgage-backed securities have the backing of Federal agency guarantees.

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(4.)	LOANS

Loans receivable at September 30, 2006 and December 31, 2005 are summarized as follows:

	September 30,	December 31,
	2006	2005
	(Dollars in thousands)
Real estate loans:
Residential	$247,135	$223,917
Home equity	53,235	49,874
Commercial	69,878	51,758
Construction	23,543	5,319
Commercial and industrial loans	53,791	36,940
Automobile loans	43,284	37,626
Other consumer loans	769	491
Total loans	491,635	405,925
Allowance for loan losses	(3,375)	(2,910)
Deferred loan costs, net	6,761	6,321
Total loans, net	$495,021	$409,336

The table below sets forth the amounts and categories of the Bank’s non-performing assets at the dates indicated. At each date presented, there were no troubled debt restructurings (which involve forgiving a portion of interest or principal or making loans at rates significantly less than current market rates). Additionally, as of the dates indicated, there were no loans categorized as impaired.

	September 30,	December 31,
	2006	2005
	(Dollars in thousands)

Nonaccrual loans	$1,186	$625
Accruing loans contractually past due 90 days or more	-	662
Total non-performing loans	1,186	1,287
Foreclosed assets	82	126
Total non-performing assets	$1,268	$1,413

Ratios:
Non-performing loans to total loans	0.24%	0.31%
Non-performing assets to total assets	0.15%	0.18%

An analysis of the allowance for loan losses for the periods ended September 30, 2006 and 2005 is presented below:

	For the Nine Months Ended
	September 30,
	2006	2005
	(Dollars in thousands)
Balance, beginning of period	$2,910	$2,097
Provision for loan losses	587	722
Net charge-offs:
Charge-offs	(124)	(55)
Recoveries	2	8
Net charge-offs	(122)	(47)
Balance, end of period	$3,375	$2,772

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(5.)	DEPOSITS

A summary of deposits at September 30, 2006 and December 31, 2005 are as follows:

	September 30, 2006		December 31, 2005
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing checking	$29,022	-%	$23,846	-%
Interest-bearing checking	43,443	1.18	43,579	1.56
Savings	230,037	3.22	260,561	2.77
Total demand and savings deposits	302,502	2.62	327,986	2.41

Certificates of deposit, due:
Within one year	296,427	4.57	177,231	3.68
One to two years	40,541	3.99	80,943	4.32
Two to three years	15,770	3.94	26,820	3.98
Three to five years	1,280	3.92	8,064	3.18
Thereafter	-	-	40	3.20
Total certificates of deposits	354,018	4.47	293,098	3.87
Total deposits	$656,520	3.62%	$621,084	3.10%

The aggregate amount of certificates of deposit in denominations of $100,000 or more at September 30, 2006 and December 31, 2005 was $139.8 million and $112.1 million, respectively.

(6.)	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

From time to time, the Company sells, under agreements to repurchase, securities of the U.S. government and its agencies and other approved securities to commercial brokers and the Federal Home Loan Bank of New York (repurchase agreements).

In March 2006, the Company entered into a $25.0 million repurchase agreement with a five-year term. The interest rate for the first six months was three-month LIBOR minus 75 basis points and became fixed in September 2006 for the remainder of the term at 4.68%. The counterparty has the right to call the obligation on a quarterly basis for the remainder of the term. The repurchase agreement is secured by U.S. government agency and AAA-rated private label mortgage-backed securities.

In September 2006, the Company entered into two other repurchase agreements totaling $19.0 million. The terms for these repurchase agreements are three and three and a half years and the interest rates are fixed at 4.97% and 5.14%. The collateral for the repurchase agreements consists of U.S. government sponsored enterprise securities and AAA-rated private label mortgage-backed securities.

At December 31, 2005, the Company’s outstanding repurchase agreements totaled $82.0 million with a weighted average rate of 3.86%. The terms for these five repurchase agreements ranged from six months to three years with interest rates ranging from 2.93% to 4.61%. All of these obligations were repaid during 2006.

Securities sold under agreements to repurchase are recorded at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreements to repurchase are secured by investment securities. The carrying value of these securities at September 30, 2006 and December 31, 2005 was $50.0 million and $97.1 million, respectively. Interest expense from repurchase agreements totaled $786 thousand and $812 thousand for the three months ended September 30, 2006 and 2005, respectively. Interest expense from repurchase agreements totaled $2.7 million and $2.3 million for the nine months ended September 30, 2006 and 2005, respectively.

(7.)	INCOME TAXES

The Company recorded an income tax benefit of $62 thousand in the third quarter of 2006, compared to income tax expense of $22 thousand in the third quarter of 2005. For the nine-month period ended September 30, 2006, the income tax benefit totaled $472 thousand compared to $294 thousand of expense in the same period of 2005. The changes were due in part to pre-tax losses of $71 thousand and $615 thousand for the three and nine month periods ended September 30, 2006, respectively; compared to pre-tax income of $303 thousand and $1.5 million for the corresponding periods in 2005, combined with changes in the Company’s effective tax rate.

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The effective tax rates were 87.4% and 7.2% in the third quarters of 2006 and 2005, respectively, and 76.7% and 20.1% for the nine months ended September 30, 2006 and 2005, respectively. Effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation. The Company’s income tax provision reflects the impact of these items, which include interest income from tax-exempt securities, earnings on bank owned life insurance and the effect on taxable income of certain state tax credits. The increase in effective tax rates over the prior year periods is due to an increase in the relative size of these tax-exempt items relative to total pre-tax earnings and losses.

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at September 30, 2006 and December 31, 2005 are as follows:

	September 30,	December 31,
	2006	2005
	(Dollars in thousands)
Deferred tax assets:
Tax loss carryforwards	$30,454	$283
Tax credit carryovers	5,781	663
Capital loss carryforward	4,097	-
Other accrued expenses not currently deductible for tax purposes	3,477	94
Securitizations	3,100	-
Net unrealized loss on securities available for sale	1,551	1,750
Hedge losses	1,401	-
Allowance for loan losses	1,254	1,060
Other	358	49
Gross deferred tax assets	51,473	3,899
Valuation allowance	(7,273)	-
Deferred tax assets, net of valuation allowance	44,200	3,899

Deferred tax liabilities:
Deferred loan origination costs	(1,014)	(1,127)
Depreciation and amortization	(993)	(955)
Rehabilitation credit basis reduction	(84)	(86)
Total deferred tax liabilities	(2,091)	(2,168)
Net deferred tax asset	$42,109	$1,731

Realization of deferred tax assets is dependent upon the generation of future taxable income. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers projected future taxable income over the periods in which temporary differences comprising the deferred tax assets will be deductible. See Note 2 for further discussion of income tax benefits and tax contingencies related to the Bay View merger.

(8.)	STOCK-BASED COMPENSATION

Options are available for issuance under the Company’s 2000 and 2002 Stock Option Plans which survived the merger with Bay View. Under these plans, the Company may grant non-qualified stock options to directors and founders at an exercise price equal to 100% of market price as determined by the Board of Directors, and incentive stock options to officers and other key employees at an exercise price not less than 100% of market price as determined by the Board of Directors. Generally, the options granted to founders and directors of the Company vest immediately and the options granted to employees vest over five years. All options expire ten years from the date of grant. The 2000 and 2002 Stock Option Plans authorize the grant of total options of 195,714 and 217,460 shares of the Company’s common stock, respectively.

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

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

As of May 1, 2006, 47,332 options under these Bay View plans were outstanding and all were vested. Of these options, 33,332 have an exercise price of $14.62 and expire in September 2009. Of the remaining options, 10,450 expired before September 30, 2006.

The remaining 11,950 outstanding Bay View options, which have exercise prices ranging from $68.40 per share to $326.88 per share, expire between 30 and 90 days after termination of employment. All employees of Bay View were terminated on July 31, 2006 or earlier.

The following table summarizes the stock option activity during the first nine months of 2006:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual	intrinsic
	shares	exercise price	term	value(1)
Options outstanding at December 31, 2005	200,896	$9.20
Options granted	-	-
Options resulting from Bay View merger	47,332	62.69
Options exercised	(1,739)	9.20
Options expired	(10,450)	181.21
Options outstanding and exercisable at September 30, 2006	236,039	$12.31	4.04 years	$887,304

(1)	Intrinsic value is defined as the difference between the market value of our stock at September 30, 2006 and the weighted average exercise price of the stock awards.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the Company’s consolidated financial condition as of September 30, 2006 and the consolidated results of operations for the three and nine months ended September 30, 2006 compared to the same periods in 2005. The discussion should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere within this report.

Forward-Looking Statements

When used or incorporated by reference, the words “anticipate”, “estimate”, “expect”, “believes”, “project”, “target”, “goal”, and other similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. Such forward-looking statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. Readers are cautioned not to place undue reliance on these forward-looking statements, as they reflect management's analysis only as of the date of this report. The Company expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company’s expectation with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

On May 1, 2006, our Buffalo-based organization merged with a California-based company called Bay View Capital Corporation. The merger is described in detail in Note 2 to the accompanying financial statements.

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

The Bay View merger did not expand the scope of our operations. In fact, by the end of July 2006, the wind down of Bay View’s operations in California was substantially complete and there were no Bay View employees remaining. The Bay View merger did not change our business strategy, but rather provided us with $100 million of additional capital to help realize our objectives more quickly.

Our shareholder base was significantly broadened with the merger and since this is our first full quarter of post-merger financial results, we want to start by summarizing our brief history, our business strategy and some of our recent accomplishments.

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

By the end of 2004, we had seven full-service branches operating in Western New York, $700 million in assets and 131 full-time equivalent employees. By September 30, 2006, we had 14 full-service offices in operation. We currently have three branches under construction with one branch that will open by the end of the year. Our assets totaled $869.3 million at September 30, 2006 and we had 234 full-time equivalent employees.

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

We expect to complete our branch network during the first half of 2008. Today, our market area is dominated by a few large and successful commercial banks operating with mature branch networks many times the size of ours. With an expanded network of branch offices, we think we can reach our targeted customers in Western New York and serve them well. We also think we can compete for market share with these large commercial banks, who with their national or international scope of operations cannot devote their entire attention to Western New York. We have no current plans to extend our retail branch network beyond our home geography.

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

With the focus on building our branch network during the past six years, we have not pursued opportunities to generate sources of noninterest income that provide many of our competitors with a steady stream of earnings not affected by interest rates. Many of our competitors provide insurance brokerage services and wealth management services - such as financial planning, trust and investment services, third-party sales of investment products, etc. We are actively evaluating opportunities to generate noninterest income, and with significant growth in customer accounts of various types, we believe the potential to deepen our customer relationships is significant. But we also want to be cautious, ensure that we leverage our new capital wisely for the best long-term results, and guard against overreacting to the challenges of the current interest rate environment.

Highlights of Our Recent Accomplishments

Since March 2006, we made significant changes to our senior management team, hiring a new Chief Financial Officer, Chief Information Officer, Treasurer, Director of Internal Audit and mortgage banking executive. In addition, we added 51 new associates during the nine months ended September 30, 2006 to support our branch expansion and other activities.

For the nine months ended September 30, 2006, our average loan portfolios, exclusive of loan loss allowance and deferred loan costs, increased by almost $117 million when compared to average balances for the same period last year. By loan category, this increase can be further broken down as follows:

•
Average balances of residential mortgage loans increased by $28.5 million or 13.6% to $238.6 million for the first nine months of 2006 compared to the 2005 period. Growth of this portfolio was slower than other portfolios with average balances of mortgage loans comprising 52.8% of total loans in the 2006 period and 62.7% in the 2005 period.

•
Average commercial real estate loans increased by $35.9 million or 95.2% to $73.6 million for the first nine months of 2006 compared to 2005, with average balances of this portfolio representing 16.3% of total loans in the 2006 period and 11.2% in the 2005 period.

•
Average commercial and industrial loans increased by $26.9 million or 135.9% to $46.7 million for the first nine months of 2006 compared to 2005, with average balances of this portfolio representing 10.3% of total loans in the 2006 period and 5.9% in the 2005 period.

•
Average consumer loans increased by $25.6 million or 37.9% to $93.2 million for the first nine months of 2006 compared to 2005, with average balances of this portfolio representing 20.6% of total loans in the 2006 period and 20.2% in the 2005 period.

We increased our average noninterest-bearing checking accounts for the nine months ended September 30, 2006 to $27.1 million, representing a 37.9% increase in average balances from the comparable period of the prior year.

Critical Accounting Policies

Management is required to evaluate and disclose those accounting policies that are judged to be critical, which are those most important to the portrayal of financial condition and results of operations, and that require management’s most subjective and complex judgments. Management considers the accounting policies relating to the provision for loan losses and related allowance for loan losses and the determination of the deferred tax asset to be critical accounting policies. These accounting policies are described in Note 1 to the accompanying financial statements.

Overview of Operations

Total assets increased $94.2 million or 12.2%, to $869.3 million at September 30, 2006 from $775.1 million at December 31, 2005. Total assets increased by $137.4 million at May 1, 2006 with the Bay View merger. Cash received in the merger was initially invested in short-term instruments and used during the third quarter to repay borrowings under repurchase agreements.

The Company incurred a net loss of $9 thousand for the quarter ended September 30, 2006, compared to $281 thousand of net income for the quarter ended September 30, 2005. Earnings (loss) per share for the 2006 and 2005 third quarters was $0.00 and $0.07, respectively.

The Company’s net loss was $143 thousand for the nine months ended September 30, 2006, compared to $1.2 million of net income for the same period last year. Earnings (loss) per share for the 2006 and 2005 nine month periods was $(0.02) and $0.27, respectively.

Discussion of Financial Condition Changes from December 31, 2005 to September 30, 2006

Cash and Cash Equivalents

Cash and cash equivalents decreased from $95.5 million at December 31, 2005 to $13.3 million at September 30, 2006. Daily cash levels may show significant fluctuations due to a variety of operating factors. Most significantly, the timing of deposit inflows, normal inflows and outflows in transaction accounts, short-term borrowings, loan closings and securities purchases may cause short-term swings in cash balances; however management attempts to invest all excess cash in longer lived assets as quickly as possible.

Investment Securities

Securities classified as available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes. Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create economically more attractive returns. The securities available for sale portfolio increased $30.4 million or 14.3% from $212.0 million at December 31, 2005 to $242.4 million at September 30, 2006. Purchases and principal paydowns of available for sale securities totaled $55.1 million and $24.8 million, respectively, during the first nine months of 2006. There were no sales of securities during the first nine months of 2006. The available for sale portfolio had net unrealized losses of $4.0 million and $4.5 million at September 30, 2006 and December 31, 2005, respectively.

Securities classified as held to maturity are carried at amortized cost when the Company has the positive intent and ability to hold such securities to maturity. The held to maturity portfolio totaled $16.0 million at September 30, 2006 and December 31, 2005. There were no purchases or sales during the current quarter. The held to maturity portfolio had net unrealized losses of $283 thousand and $404 thousand at September 30, 2006 and December 31, 2005, respectively.

Loans

During the first nine months of 2006, net loans receivable increased $85.7 million or 20.9%, from $409.3 million at December 31, 2005 to $495.0 million at September 30, 2006.

Allowance for Loan Losses

The allowance for loan losses at September 30, 2006 of $3.4 million equaled 0.68% of total loans outstanding and 284.6% of non-performing loans. The allowance for loan losses at December 31, 2005 of $2.9 million equaled 0.71% of total loans outstanding and 226.0% of non-performing loans. Loans totaling $1.2 million were in nonaccrual at September 30, 2006 compared to $625 thousand at December 31, 2005.

Deposits

Deposits at September 30, 2006 totaled $656.5 million, a 5.7% increase over the December 31, 2005 balance of $621.1 million. The following table sets forth the distribution of the Company’s deposits by type at the dates indicated:

	September 30, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Interest-bearing checking	$43,443	6.6%	$43,579	7.0%
Noninterest-bearing checking	29,022	4.4	23,846	3.8
Money market	137,638	21.0	100,473	16.2
Savings	92,399	14.1	160,088	25.8
Certificates of deposit < $100,000	214,222	32.6	180,985	29.1
Certificates of deposit of $100,000 or more	139,796	21.3	112,113	18.1
	$656,520	100.0%	$621,084	100.0%

Time deposits totaled $354.0 million, a 20.8% increase over the December 31, 2005 balance of $293.1 million. The Bank attracted additional time deposits through competitive pricing and aggressive marketing.

Discussion of Results of Operations for the Three and Six Months Ended September 30, 2006 and 2005

Net Interest Income

Net interest income is the difference between income earned on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Net interest income is one of the major determining factors in the Company’s performance as it is the principal source of revenue and earnings. The interest income on certain investment securities is not subject to Federal income tax and has been adjusted to a “fully taxable equivalent” or FTE basis. The FTE adjustment was calculated using the Company’s statutory Federal income tax rate of 34%. Adjusted interest income is as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Interest income	$11,137	$8,814	$31,889	$25,158
FTE adjustment	67	67	201	169
Interest income on FTE basis	11,204	8,881	32,090	25,327
Interest expense	7,141	5,363	20,545	14,318
Net interest income on FTE basis	$4,063	$3,518	$11,545	$11,009

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

	For the Three Months Ended September 30,
	2006			2005
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets:
Taxable securities	$252,513	$3,137	4.97%	$315,851	$3,285	4.16%
Tax-exempt securities(1)	15,157	197	5.19	15,190	197	5.19
Total investment securities(2)	267,670	3,334	4.98	331,041	3,482	4.21
Short-term investments(3)	33,078	415	4.97	1,953	19	3.90
FHLB Stock	2,821	62	8.78	3,505	49	5.60
Loans(4)	489,694	7,393	5.99	385,660	5,331	5.48
Total interest-earning assets	793,263	$11,204	5.60%	722,159	$8,881	4.88%
Allowance for loan losses	(3,319)			(2,679)
Noninterest-earning assets	102,581			40,690
Total assets	$892,525			$760,170

Liabilities and shareholders’ equity:
Deposits:
Interest-bearing checking	$40,916	$132	1.28%	$52,067	$251	1.91%
Savings	98,476	556	2.24	243,463	1,483	2.42
Money market	141,166	1,396	3.92	16,954	103	2.40
Certificates of deposit	349,826	3,929	4.46	252,586	2,262	3.55
Total interest-bearing deposits	630,384	6,013	3.78	565,070	4,099	2.88
Short-term borrowings	6,413	85	5.24	28,216	255	3.58
Repurchase agreements	61,437	786	5.00	91,892	812	3.51
Subordinated debentures	12,372	257	8.14	12,372	197	6.34
Total interest-bearing liabilities	710,606	$7,141	3.99%	697,550	$5,363	3.05%
Noninterest-bearing deposits	30,606			21,272
Other liabilities	16,247			3,779
Realized shareholders’ equity	138,859			39,802
Other comprehensive loss	(3,793)			(2,233)
Total liabilities and shareholders’ equity	$892,525			$760,170
Net interest income (FTE)		$4,063			$3,518
Interest rate spread (FTE)			1.61%			1.83%
Contribution of interest-free funds			0.42			0.10
Net interest margin (FTE)			2.03%			1.93%
Ratio of average interest-earning assets to
average interest-bearing liabilities			111.63%			103.53%

(1)	The interest on tax-exempt securities is calculated on a tax equivalent basis assuming a federal tax rate of 34%.
(2)	The average balance of the securities is based upon amortized historical cost.
(3)	Short-term investments include interest-earning deposits, restricted interest-earning cash and short-term investments.
(4)	Fees in the amount of $49 and $30 thousand are included in interest and fees on loans for the three months ended September 30, 2006 and 2005, respectively.

	For the Nine Months Ended September 30,
	2006			2005
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets:
Taxable securities	$252,842	$9,367	4.94%	$339,438	$10,774	4.23%
Tax-exempt securities(1)	15,165	591	5.19	12,863	498	5.16
Total investment securities(2)	268,007	9,958	4.95	352,301	11,272	4.27
Short-term investments(3)	50,883	1,829	4.80	10,246	186	2.43
FHLB Stock	3,601	156	5.80	3,441	140	5.43
Loans(4)	458,707	20,147	5.87	340,123	13,729	5.40
Total interest-earning assets	781,198	$32,090	5.49%	706,111	$25,327	4.80%
Allowance for loan losses	(3,146)			(2,436)
Noninterest-earning assets	74,194			37,956
Total assets	$852,246			$741,631

Liabilities and shareholders’ equity:
Deposits:
Interest-bearing checking	$42,241	$456	1.44%	$49,554	$720	1.94%
Savings	116,567	1,989	2.28	270,787	4,928	2.43
Money market	132,852	3,851	3.88	15,554	194	1.67
Certificates of deposit	324,072	10,298	4.25	214,916	5,245	3.26
Total interest-bearing deposits	615,732	16,594	3.60	550,811	11,087	2.69
Short-term borrowings	14,337	517	4.82	17,134	436	3.40
Repurchase agreements	80,393	2,709	4.44	100,755	2,251	2.99
Subordinated debentures	12,372	725	7.73	12,372	544	5.88
Total interest-bearing liabilities	722,834	$20,545	3.80%	681,072	$14,318	2.81%
Noninterest-bearing deposits	27,100			19,645
Other liabilities	11,522			3,932
Realized shareholders’ equity	94,693			39,377
Other comprehensive loss	(3,903)			(2,395)
Total liabilities and shareholders’ equity	$852,246			$741,631
Net interest income (FTE)		$11,545			$11,009
Interest rate spread (FTE)			1.69%			1.99%
Contribution of interest-free funds			0.29			0.09
Net interest margin (FTE)			1.98%			2.08%
Ratio of average interest-earning assets to
average interest-bearing liabilities			108.07%			103.68%

(1)	The interest on tax-exempt securities is calculated on a tax equivalent basis assuming a federal tax rate of 34%.
(2)	The average balance of the securities is based upon amortized historical cost.
(3)	Short-term investments include interest-earning deposits, restricted interest-earning cash and short-term investments.
(4)	Fees in the amount of $152 and $80 thousand are included in interest and fees on loans for the nine months ended September 30, 2006 and 2005, respectively.

Rate / Volume Analysis

The following analysis shows the changes in interest income (tax equivalent “FTE”) and interest expense attributable to volume and rate variances for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributed to: (1) changes in rate (change in rate multiplied by current volume); (2) changes in volume (change in volume multiplied by old rate); (3) the total. The change in interest income (tax equivalent) due to both volume and rate have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	For the three months ended			For the nine months ended
	September 30, 2006 vs. 2005			September 30, 2006 vs. 2005
	Increase/(Decrease)			Increase/(Decrease)
	Due to Change in		Total Net	Due to Change in		Total Net
	Average	Average	Increase	Average	Average	Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

INTEREST INCOME:
Taxable securities	$(659)	$511	$(148)	$(2,749)	$1,342	$(1,407)
Tax-exempt securities	-	-	-	89	4	93
Total investment securities	(659)	511	(148)	(2,660)	1,346	(1,314)
Short-term investments	303	93	396	738	905	1,643
FHLB Stock	(10)	23	13	7	9	16
Loans	1,438	624	2,062	4,787	1,631	6,418
Total interest-earning assets	$1,072	$1,251	$2,323	$2,872	$3,891	$6,763

INTEREST EXPENSE:
Deposits:
Interest-bearing checking	$(54)	$(65)	$(119)	$(106)	$(158)	$(264)
Savings	(883)	(44)	(927)	(2,807)	(132)	(2,939)
Money market	755	538	1,293	1,463	2,194	3,657
Certificates of deposit	871	796	1,667	2,664	2,389	5,053
Total interest-bearing deposits	689	1,225	1,914	1,214	4,293	5,507
Short-term borrowings	(197)	27	(170)	(71)	152	81
Repurchase agreements	(269)	243	(26)	(455)	913	458
Subordinated debentures	-	60	60	-	181	181
Total borrowings	(466)	330	(136)	(526)	1,246	720
Total interest-bearing liabilities	$223	$1,555	$1,778	$688	$5,539	$6,227
CHANGE IN NET INTEREST INCOME	$849	$(304)	$545	$2,184	$(1,648)	$536

Net interest income on a fully taxable equivalent (“FTE”) basis increased $545 thousand or 15.5% in the third quarter of 2006 compared to the same period in 2005. On a year-to-date basis, net interest income on an FTE basis increased 4.9% or $536 thousand. Our net interest margin was 1.98% for the first nine months of 2006 compared to 2.08% for the first nine months of 2005. Average interest-earning assets grew by $75.1 million from $706.1 million in 2005 to $781.2 million in 2006 and the yield on average interest-earning assets improved from 4.80% to 5.49% over the same nine-month periods. However, a 99 basis point increase in the cost of average interest-bearing liabilities from 2.81% in 2005 to 3.80% in 2006, and a $41.7 million increase in interest-bearing liabilities offset these improvements.

Average noninterest-bearing demand deposits increased 43.9% to $30.6 million during the quarter ended September 30, 2006, compared with $21.3 million during the same quarter in 2005. Similarly, average noninterest-bearing demand deposits increased 37.9% to $27.1 million during the first nine months of 2006, compared with $19.6 million during the same period in 2005.

The yield on average interest-earning assets increased 72 basis points to 5.60% during the third quarter of 2006, compared to 4.88% for the third quarter of 2005. An increase in the average loan portfolio was the most significant contribution to the increase in average interest-earning assets and the corresponding increase in yields. In addition, the Bank’s yield on other interest-earning assets has improved with recent rate increases.

The rate paid on interest-bearing liabilities increased 94 and 99 basis points to 3.99% and 3.80% for the three and nine-month periods ended September 30, 2006 compared to the same periods of 2005, respectively. These increases were driven by higher rates paid on money market accounts and time deposits, attributable in part to increases in the Fed Funds rate, Bank initiatives to attract deposits and the expansion of the branch network. The Bank also considers the migration from core deposits to higher yielding time deposits a consequence of the rising rate environment.

For the three months ended September 30, 2006, total interest and dividend income (tax equivalent) increased by $2.3 million or 26.2% to $11.2 million, compared to $8.9 million for the three months ended September 30, 2005. Similarly, for the nine months ended September 30, 2006, total interest and dividend income (tax equivalent) increased by $6.8 million or 26.7% to $32.1 million, compared to $25.3 million for the nine months ended September 30, 2005. These increases resulted primarily from $71.1 million and $75.1 million, respectively, of increases in average interest-earning assets during the three and nine-month periods ended September 30, 2006, compared to the same periods in 2005.

Interest income on loans increased by $2.1 million to $7.4 million for the three months ended September 30, 2006, compared to $5.3 million during the same period in 2005. This increase resulted primarily from a $104.0 million increase in average loans outstanding to $489.7 million for the three months ended September 30, 2006 from $385.7 million for the same period in 2005. The rate on average loans increased to 5.99% during the three months ended September 30, 2006 from 5.48% for the comparable period last year.

Interest income on loans increased by $6.4 million to $20.1 million for the nine months ended September 30, 2006, compared to $13.7 million during the same period last year. This increase resulted primarily from a $118.6 million increase in average loans outstanding to $458.7 million for the nine months ended September 30, 2006 from $340.1 million for the same period last year. The rate on average loans increased to 5.87% during the nine months ended September 30, 2006 from 5.40% for the comparable period last year.

Interest income on securities (tax equivalent) decreased $148 thousand, or 4.3% to $3.3 million for the three months ended September 30, 2006 from $3.5 million for the three months ended September 30, 2005. This decrease resulted primarily from a $63.3 million decrease in average securities to $267.7 million during the three months ended September 30, 2006 from $331.0 million for the same period last year. The tax-equivalent yield on average investments increased to 4.98% during the three months ended September 30, 2006 compared to 4.21% during the three months ended September 30, 2005.

Interest income on securities (tax equivalent) decreased $1.3 million, or 11.7% to $10.0 million for the nine months ended September 30, 2006 from $11.3 million for the nine months ended September 30, 2005. This decrease resulted primarily from a $84.3 million decrease in average securities to $268.0 million during the nine months ended September 30, 2006 from $352.3 million for the same period last year. The tax-equivalent yield on average investments increased to 4.95% during the nine months ended September 30, 2006 compared to 4.27% during the nine months ended September 30, 2005.

Other interest and dividend income, consisting primarily of interest from short-term investments, increased $409 thousand and $1.7 million, respectively, when comparing the three and nine month periods ended September 30, 2006 and 2005. Average short-term investments increased by $30.4 million from $5.5 million for the three months ended September 30, 2005 to $35.9 million for the same period in 2006. Average short-term investments, including FHLB stock, increased by $40.8 million from $13.7 million for the nine months ended September 30, 2005 to $54.5 million for the same period in 2006.

For the three months ended September 30, 2006, total interest expense increased by $1.7 million or 33.2%, to $7.1 million compared to $5.4 million for the three months ended September 30, 2005. This increase resulted primarily from a 94 basis point increase in the rate paid on average interest-bearing liabilities to 3.99% for the three months ended September 30, 2006 from 3.05% for the same period last year. Average interest-bearing liabilities increased $13.0 million, or 1.9% to $710.6 million compared to $697.6 million for the three months ended September 30, 2005.

Total interest expense increased by $6.2 million or 43.5% to $20.5 million compared to $14.3 million when comparing the nine month periods ended September 30, 2006 and 2005, respectively. This increase resulted primarily from a 99 basis point increase in the rate paid on average interest-bearing liabilities to 3.80% for the nine months ended September 30, 2006 from 2.81% for the same period last year. Average interest-bearing liabilities increased $41.7 million, or 6.1% to $722.8 million compared to $681.1 million for the nine months ended September 30, 2005.

Interest expense on deposits, the largest portion of interest-bearing liabilities, increased by $1.9 million, or 46.7% to $6.0 million for the three months ended September 30, 2006 from $4.1 million for the comparable period last year. The average rate paid on these deposits increased to 3.78% for the three months ended September 30, 2006 from 2.88% for the three months ended September 30, 2005.

For the nine months ended September 30, 2006, interest expense on deposits increased by $5.5 million, or 49.7% to $16.6 million from $11.1 million for the comparable period last year. The average rate paid on these deposits increased to 3.60% for the nine months ended September 30, 2006 from 2.69% for the same period last year. The increase in the average rate during both the three and nine month periods was primarily due to certificates of deposits repricing at higher market rates and an upward adjustment of the rates paid on money market accounts.

Interest expense on borrowings, comprised of short-term borrowings, repurchase agreements and subordinated debentures, decreased by $136 thousand from $1.3 million for the three months ended September 30, 2005 to $1.1 million for the same period in 2006. The reduction in expense resulted from a $52.3 million decrease in average borrowings, offset by a 179 basis point increase in the rate paid on average borrowings from 3.79% for the three months ended September 30, 2005 to 5.58% for the same period in 2006.

For the nine months ended September 30, 2006, interest expense on borrowings increased by $720 thousand from $3.2 million for the nine months ended September 30, 2005 to $4.0 million for the same period in 2006. The additional expense resulted from a 161 basis point increase in the rate paid on average borrowings from 3.32% for the nine months ended September 30, 2005 to 4.93% for the same period in 2006, offset by a $23.2 million decrease in average borrowings.

Noninterest Income

Noninterest income increased $237 thousand to $584 thousand for the three month period ended September 30, 2006 compared to $347 thousand for the same period last year. Similarly, noninterest income increased $487 thousand to $1.6 million for the nine months ended September 30, 2006 compared to $1.1 million for the same period last year. The nine month increase includes $120 thousand of realized gains on securities recognized in the 2005 period.

Provision for Loan Losses

The provision for loan losses was $29 thousand for the three months ended September 30, 2006, compared to $216 thousand for the three months ended September 30, 2005. The provision for loan losses was $587 thousand for the nine months ended September 30, 2006 compared to $722 thousand for the nine months ended September 30, 2005. The decreases in the provision for the three and nine month periods were primarily due to a decision made during the current quarter to reduce formula-based reserve factors in certain commercial loan portfolios that continued to exhibit positive credit quality experience.

Noninterest Expense

Noninterest expense increased $1.3 million, or 41.0% to $4.6 million for the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005. Similarly, noninterest expense increased $3.2 million, or 32.8% to $13.0 million for the nine months ended September 30, 2006, compared to $9.8 million for the same period in 2005. These increases are primarily due to increased salaries and benefits and additional occupancy expense attributed to the development of the Bank’s branch locations and significant personnel additions to its lending and support functions and senior management team.

Salaries and employee benefits increased $843 thousand or 45.0% and $2.2 million or 42.2% when comparing the three and nine month periods ended September 30, 2006, respectively, to those of the prior year. These increases were due to higher staffing levels as the number of full-time equivalent employees increased from 173 to 234 at September 30, 2005 and 2006, respectively, in addition to annual merit increases and cost-of-living increases.

Occupancy, equipment and furnishings expense increased 28.1% from $492 thousand to $630 thousand between the three months ended September 30, 2005 and 2006, respectively. These expenses increased 15.4% from $1.5 million to $1.8 million for the nine months ended September 30, 2005 and 2006, respectively. These increases were primarily the result of equipment costs associated with the increased number of full-time equivalent employees and the occupancy of five additional branch offices, increasing the Bank’s number of branches from nine at September 30, 2005 to 14 at September 30, 2006, respectively.

Income Taxes

The effective tax rates were 87.4% and 7.2% in the third quarters of 2006 and 2005, respectively, and 76.7% and 20.1% for the nine months ended September 30, 2006 and 2005, respectively. Effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation. The Company’s effective tax rates reflect the impact of these items, which include interest income from tax-exempt securities, earnings on bank-owned life insurance and the effect on taxable income of certain state tax credits. The decrease in effective tax rates over the prior year periods is due to an increase in the relative size of these tax-exempt items relative to pre-tax earnings.

Liquidity

The principal sources of funds for us to meet parent-only obligations are dividends from our banking subsidiary, which are subject to regulatory limitations. At September 30, 2006, our subsidiary bank had $1.2 million available for dividends that could be paid without prior regulatory approval.

The Bank’s primary sources of funds are customer deposits, short-term borrowings and proceeds from principal and interest payments on loans, mortgage-backed securities and other investment securities. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are influenced by the general level of interest rates, economic conditions and competition. In general, as interest rates rise, we expect to realize a reduction in cash flows from mortgage prepayments and principal paydowns on our mortgage-backed securities. The Bank may also obtain capital through additional investments by its parent company.

The overall asset/liability strategy of the Bank takes into account the need to maintain adequate liquidity to fund asset growth and deposit runoff. Management monitors the Bank’s liquidity position daily in conjunction with the Federal Reserve position monitoring. The Bank may borrow funds from the Federal Home Loan Bank of New York and various broker-dealers on a short or long-term basis. It may sell or pledge investment securities to create additional liquidity. Since its inception in November 1999, the Bank’s rapidly increasing core deposit base has provided its most significant source of funds. During the first nine months of 2006, the Bank’s deposits increased 5.7% from $621.1 million to $656.5 million. Short-term borrowings from the Federal Home Loan Bank and various broker-dealers have been used occasionally to offset fluctuations in deposit inflows and outflows and to manage liquidity needs at competitive rates.

Capital

At September 30, 2006, shareholders’ equity amounted to $136.3 million, or 15.7% of total assets, compared to $35.6 million, or 4.6% of total assets at December 31, 2005. This $100.7 million increase was primarily attributable to $101.7 million of equity resulting from our merger with Bay View on May 1, 2006, offset partially by $1.2 million of Bay View merger costs and $168 thousand of total comprehensive income.

Capital guidelines issued by the Federal Reserve Board and the FDIC, respectively, require us and our banking subsidiary to maintain certain capital ratios, set forth below. At September 30, 2006, Great Lakes Bancorp, Inc. and Greater Buffalo Savings Bank were deemed to be “well capitalized” under the regulations of the Federal Reserve Board and the FDIC, respectively, and in compliance with applicable capital requirements.

					Minimum To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
September 30, 2006:
Total risk-based capital (to risk-weighted assets):
Great Lakes Bancorp, Inc.	$101,244	22.3%	$36,325	8.0%	$	N/A	N/A	%
Greater Buffalo Savings Bank	51,131	11.5	35,528	8.0		44,410	10.0

Tier 1 capital (to risk-weighted assets):
Great Lakes Bancorp, Inc.	97,869	21.6	18,163	4.0		N/A	N/A
Greater Buffalo Savings Bank	47,756	10.8	17,764	4.0		26,646	6.0

Tier 1 capital (to average assets):
Great Lakes Bancorp, Inc.	97,869	11.6	33,740	4.0		N/A	N/A
Greater Buffalo Savings Bank	47,756	5.7	33,300	4.0		41,625	5.0

December 31, 2005:
Total risk-based capital (to risk-weighted assets):
Great Lakes Bancorp, Inc.	$53,223	12.3%	$34,574	8.0%	$	N/A	N/A	%
Greater Buffalo Savings Bank	51,884	12.0	34,481	8.0		43,102	10.0

Tier 1 capital (to risk-weighted assets):
Great Lakes Bancorp, Inc.	50,313	11.6	17,287	4.0		N/A	N/A
Greater Buffalo Savings Bank	48,974	11.4	17,241	4.0		25,861	6.0

Tier 1 capital (to average assets):
Great Lakes Bancorp, Inc.	50,313	6.5	30,884	4.0		N/A	N/A
Greater Buffalo Savings Bank	48,974	6.4	30,867	4.0		38,584	5.0

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s Board of Directors has formulated an Interest Rate Risk Management (“IRR”) policy designed to promote long-term profitability while managing IRR. An Asset/Liability Committee, comprised of members of the Board of Directors and senior management is responsible for the management of IRR. This Committee meets monthly and reports to the Board of Directors concerning asset/liability policies, strategies and the Company’s current IRR position. The Committee’s top priority is to structure and price the institution’s assets and liabilities to maintain an acceptable interest rate spread while managing the risk of changes in interest rates.

The primary objectives of the Company’s interest rate risk management strategy are to:

▪	evaluate the interest rate risk inherent in the balance sheet accounts;
▪	determine the appropriate level of interest rate risk given the Company’s business plan, the current business environment and its capital and liquidity requirements; and
▪	manage interest rate risk in a manner consistent with the approved guidelines and policies set by the Board of Directors.

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

An asset or liability is interest rate sensitive within a specific time period if it will mature or reprice within that time period. If the Bank’s assets mature or reprice more quickly or to a greater extent than its liabilities, the institution’s net portfolio value and net interest income would tend to increase during periods of rising interest rates but decrease during periods of declining interest rates. If the Bank’s assets mature or reprice more slowly or to a lesser extent than its liabilities, the Bank’s net portfolio value and net interest income would tend to decrease during periods of rising interest rates but increase during periods of falling interest rates.

The Bank has contracted with an outside balance sheet consultant who utilizes financial data provided by management to review and analyze interest rate risk measurements on a quarterly basis. The last current position assessment, conducted as of September 30, 2006, concluded that the Bank’s interest rate risk profile was liability sensitive. Assuming an immediate 200 basis point increase in interest rates for all of the Bank’s interest-bearing assets and liabilities (+200 basis point shock), estimated net interest income would decrease approximately 6.1% during the first year and 10.8% during the second year. Assuming an immediate 200 basis point decrease in interest rates for all of the Bank’s interest-bearing assets and liabilities (-200 basis point shock), estimated net interest income would increase approximately 5.8% during the first year and 19.5% during the second year.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO have concluded that, as of the date of this report, the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company and its consolidated subsidiaries is recorded, processed, summarized and reported in a timely manner. Management will continue to review this matter with particular emphasis on the documentation of the Company’s disclosure controls and procedures.

Changes in internal control over financial reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As reported in the Company’s Form 8-K dated July 12, 2006, a settlement agreement was reached between the Company and Financial Security Assurance Inc. A copy of the Settlement Agreement has been attached as Exhibit 10.1 of this Form 10-Q.

ITEM 1A.	RISK FACTORS

The Company is required to report “Risk Factors” in its Annual Report on Form 10-K and update this disclosure quarterly for material changes, if any, in those risk factors. Given the impact on the Company of the merger transaction on May 1, 2006 that is described in Note 2 to the accompanying financial statements, we have included a full summary of risk factors in this report.

The Company is dependent on the ability of its subsidiaries to pay dividends in order to meet its obligations.

The Company is a holding company and conducts almost all of its operations through its subsidiaries. Accordingly, the Company generally depends on the payment of dividends by its subsidiaries to meet its obligations. The Company’s right to participate in any distribution of earnings or assets of its subsidiaries is subject to the prior claims of creditors of such subsidiaries. Under federal and state law, Greater Buffalo Savings Bank (“GBSB”) is limited in the amount of dividends it may pay to its parent without prior regulatory approval. Also, bank regulators have the authority to prohibit GBSB from paying dividends if the bank regulators determine that GBSB is in an unsafe or unsound condition or that the payment would be an unsafe and unsound banking practice.

Interest rate volatility could significantly harm the Company’s business.

The Company’s results of operations are affected by the monetary and fiscal policies of the federal government and the regulatory policies of governmental authorities. A significant component of the Company’s earnings consists of GBSB’s net interest income, which is the difference between its income from interest-earning assets, such as loans, and its expense of interest-bearing liabilities, such as deposits. A change in market interest rates could adversely affect GBSB’s earnings if market interest rates change such that the interest GBSB pays on deposits and borrowings increases faster than the interest it collects on loans and investments. Consequently, GBSB, along with other financial institutions generally, is sensitive to interest rate fluctuations.

The Company’s results of operations are significantly affected if its borrowers are unable to pay their loans.

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

The Company’s financial condition and results of operations would be adversely affected if GBSB’s allowance for loan losses is not sufficient to absorb actual losses.

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

The Company’s financial condition may be adversely affected if GBSB is unable to attract sufficient deposits to fund its anticipated loan growth.

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

As part of an acquisition strategy, the Company may acquire additional banks and non-bank entities that it believes provide a strategic fit with its business. The Company may not be successful with this strategy, and may not be able to manage this growth adequately and profitably. For example, acquiring any bank or non-bank entity will involve risks commonly associated with acquisitions, including:

•	potential exposure to unknown or contingent liabilities of entities the Company acquires

•	exposure to potential asset quality issues of acquired entities;

•	potential disruption to the Company’s business;

•	potential diversion of the time and attention of the Company’s management; and

•	the possible loss of key employees and customers of the businesses the Company acquires.

GBSB intends to strengthen its position in its current markets by undertaking additional de novo branch openings. Based on its experience, GBSB believes that it generally takes up to three years for new banking facilities to achieve operational profitability due to the impact of organizational and overhead expenses and the start-up phase of generating loans and deposits. To the extent that GBSB undertakes additional de novo branch openings, GBSB is likely to continue to experience the effects of higher operating expenses relative to operating income from the new banking facilities, which may have an adverse effect on GBSB’s net income, earnings per share, return on average shareholders’ equity and return on average assets.

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

The Company and its subsidiaries operate in a highly regulated environment and are subject to supervision and regulation by several governmental regulatory agencies, including the Federal Reserve Board, the Federal Deposit Insurance Corporation and the New York State Banking Department. Regulations are generally intended to provide protection for depositors and customers rather than for investors. The Company is subject to changes in federal and state law, regulations, governmental policies, income tax laws and accounting principles. Changes in regulation could adversely affect the banking industry as a whole and could limit the Company’s growth and the return to investors by restricting such activities as:

•	the payment of dividends;

•	mergers with or acquisitions of other institutions;

•	investments;

•	loans and interest rates;

•	the provision of securities, insurance or trust services; and

•	the types of non-deposit activities in which the Company’s financial institution subsidiaries may engage.

In addition, legislation or agency rulemaking may change present capital requirements, which could restrict the Company’s activities and require the Company to maintain additional capital.

The Company’s results of operations could be adversely affected due to significant competition.

The Company may not be able to compete effectively in its markets, which could adversely affect its results of operations. The banking and financial services industry in GBSB’s market areas is highly competitive. The competitive environment is a result of:

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

The Company’s anticipated future growth may require it to raise additional capital in the future, but that capital may not be available when it is needed.

The Company and GBSB are required by federal and state regulatory authorities to maintain adequate levels of capital to support GBSB’s operations. The Company anticipates that its current capital resources will satisfy its and GBSB’s capital requirements for the foreseeable future. The Company may at some point, however, need to raise additional capital to support continued growth, both internally and through acquisitions.

The Company’s ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside its control, and on its financial performance. If the Company cannot raise additional capital when needed, its ability to expand its operations through internal growth and acquisitions could be materially impaired.

Adverse economic conditions in GBSB’s market areas may adversely impact its results of operations and financial condition.

The majority of GBSB’s business is concentrated in Western New York, which in recent years has been a slower growth market than many other areas of the United States. As a result, GBSB’s loan portfolio and results of operations may be adversely affected by factors that have a significant impact on the economic conditions in this market area. The local economy of this market area in recent years have been less robust than the economy of the nation as a whole and may not be subject to the same fluctuations as the national economy. Adverse economic conditions in GBSB’s market area, including the loss of certain significant employers, could reduce its growth rate, affect its borrowers’ abilities to repay their loans and generally affect GBSB’s financial condition and results of operations. Furthermore, a downturn in real estate values in GBSB’s market area could cause many of its loans to become inadequately collateralized.

Certain provisions of the Company’s certificate of incorporation and by-laws may discourage takeovers.

The Company’s certificate of incorporation and by-laws contain certain anti-takeover provisions that may discourage or may make more difficult or expensive a tender offer, change in control or a takeover attempt that is opposed by its board of directors. In particular, the certificate of incorporation and by-laws of the Company:

•	classify its board of directors into three classes, so that shareholders elect only one-third of its board of directors each year;

•	permit shareholders to remove directors only for cause;

•	do not permit shareholders to take action except at an annual or special meeting of shareholders;

•	require shareholders to give advance notice to nominate candidates for election to the board of directors or to make shareholder proposals at a shareholders’ meeting;

•	permit the board of directors to issue, without shareholder approval unless otherwise required by law, preferred stock with such terms as its board of directors may determine; and

•	prohibit the acquisition of 5% or more of the Company’s common stock, without the prior approval of its board of directors.

Section 203 of the Delaware General Corporation Law (“DGCL”) generally provides that a publicly-held Delaware corporation, such as the Company, that has not “opted out” of coverage by this section in the prescribed manner may not engage in any business combination with an interested shareholder for a period of three years following the date that the shareholders became an interested shareholder.

These provisions of the Company’s certificate of incorporation and by-laws and of Delaware law could discourage potential acquisition proposals and could delay or prevent a change in control, even though a majority of the Company’s shareholders may consider such proposals desirable. Such provisions could also make it more difficult for third parties to remove and replace the members of the Company’s board of directors. Moreover, these provisions could diminish the opportunities for shareholders to participate in certain tender offers, including tender offers at prices above then-current market price of the Company’s common stock, and may also inhibit increases in the trading price of the Company’s common stock that could result from takeover attempts.

Loss of members of the Company’s executive team could have a negative impact on its business.

The Company’s success is dependent, in part, on the continued service of its executive officers, including Barry M. Snyder, Chairman of the Board and Andrew W. Dorn, Jr., President and Chief Executive Officer. The loss of the services of either of these key persons could have a negative impact on the Company’s business because of their skills, relationships in the banking community and years of industry experience, and the difficulty of promptly finding qualified successors.

If it should be ultimately determined that the Company’s reserves for the contingent liabilities remaining from the dissolution of Bay View Capital Corporation’s subsidiaries are not adequate, it could have a material adverse effect on the Company.

The Company has established reserves for those liabilities that have been sufficient to date. However, if the Company’s remaining reserves were insufficient to discharge any future liabilities and contingent liabilities remaining from the Bay View subsidiaries, it could have a material adverse effect.

Certain indemnification obligations of the Company under the purchase agreement survive indefinitely and are not limited in amount which could adversely affect the financial condition of the Company.

Although the sale agreement of Bay View Acceptance Corporation, in general, limits the indemnification obligations of the Company to $3.2 million and provides that it would not be liable for breaches of its representations and warranties in the purchase agreement after 18 months have elapsed from the date of the sale, certain of the Company’s indemnification obligations under the agreement are not limited as to amount or time.

If the transfer restrictions are not effective in preventing an ownership change of the Company from occurring, the Company’s ability to use net operating loss carryforwards could be severely limited.

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

The transfer restrictions on the common stock of the Company are complex and are designed to preserve the value of its net operating loss carryforwards for the benefit of its shareholders. Any person who seeks to acquire a significant interest in the Company will be required to negotiate with its board of directors. The transfer restrictions may also make it more difficult to effect a business combination transaction that shareholders may perceive to be favorable because of the need to negotiate with the Company’s board of directors. The transfer restrictions could also make it more difficult for shareholders to replace current management because no single shareholder may cast votes for more than 5% of the Company’s outstanding common stock.

The value of the net operating loss carryforwards is subject to challenge by the IRS or may not ultimately be realized.

Based on the current federal corporate income tax rate of 34%, the net operating loss carryforwards could provide significant future tax savings to the Company. However, the ability of the Company to use these tax benefits will depend on a number of factors including:

•	the ability of the Company to generate sufficient taxable income to utilize the net operating loss carryforwards;

•	the absence of a future ownership change of the Company within the meaning of Section 382 of the Code;

•	the acceptance by the IRS of the positions taken on the Company’s prior tax returns as to the amount and timing of its income and expenses; and

•	future changes in laws or regulations relating to the use of net operating loss carryforwards.

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

GREAT LAKES BANCORP, INC.

/s/ Michael J. Rogers	, November 8, 2006
Michael J. Rogers
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)