Form 10-K
period 2006-12-31
GREAT LAKES BANCORP, INC.
filed 2007-03-16
CIK 840387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended		December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission file number 001-14879

GREAT LAKES BANCORP, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	94-3078031
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2421 MAIN STREET, BUFFALO, NEW YORK	14214
(Address of principal executive offices)	(ZIP Code)

Registrant’s telephone number, including area code:	(716) 961-1900

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of exchange on which registered
Common stock, par value $.01 per share	New York Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:	NONE

Indicate by check mark if the regsitrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.	☐

Indicate by check mark whether the regsitrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated file and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of February 28, 2007, there were 10,921,796 shares outstanding of the Registrant's Common Stock. The aggregate market value of the voting stock help by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the Registrant, based upon the price at which the common stock was last sold on the New York Stock Exchange on June 30, 2006, was approximately $164.6 million.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference in Parts II and III.

PART I

ITEM 1. BUSINESS

GENERAL

Great Lakes Bancorp, Inc. (“GLB”) is a registered banking holding company and Delaware corporation that holds all of the capital stock of Greater Buffalo Savings Bank (“GBSB” or the “Bank”). GBSB is a New York State-chartered stock savings bank. GLB’s executive offices and GBSB’s main banking branch, lending operations and administrative center are located at 2421 Main Street in Buffalo, New York. GBSB provides a full range of loan and deposit products and services to its consumer and commercial customers located principally in Western New York.

GBSB began operations in 1999 and its parent, Great Lakes Bancorp, Inc. (“Old Great Lakes”), the predecessor of the current bank holding company, was formed in 2003. On May 1, 2006, Old Great Lakes merged into Bay View Capital Corporation and the surviving corporation was renamed Great Lakes Bancorp, Inc. (“New Great Lakes”). In anticipation of the merger, Bay View Capital Corporation became a registered bank holding company in January 2006. At the time of the merger it had no ongoing operations.

The merger is described in the notes to the accompanying consolidated financial statements. These financial statements reflect the consolidated results of operations of Old Great Lakes and GBSB before the merger, and New Great Lakes and GBSB after the merger. These bank holding companies before and after the merger as applicable, and Greater Buffalo Savings Bank, are hereinafter collectively referred to as the “Company.”

As of December 31, 2006, the Company had 14 full-service banking branches operating in Western New York, $884.4 million of assets, $634.7 million of deposits, and $135.5 million of shareholders’ equity. GLB neither owns nor leases any property, but uses the premises and equipment of GBSB. GLB does not have any employees other than certain officers of GBSB who also serve as officers of GLB.

OTHER INFORMATION

The Company maintains a website at www.greatlakesbancorp.com. The Company makes available through its website, free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after these reports are electronically filed with or furnished to the Securities and Exchange Commission. These reports can be accessed at the Company’s website by clicking on “SEC Filings.” Copies of these reports can also be obtained, free of charge, by written request to the Company’s Investor Relations Department, 2421 Main Street, Buffalo, New York 14214.

The Company has a Code of Ethical Conduct that contains standards of ethical conduct for its directors, officers and employees. This Code of Ethical Conduct is also available at the Company’s website.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that involve substantial risks and uncertainties. The forward-looking statements can be identified by the use of such words as estimate, project, believe, intend, anticipate, plan, seek, expect and other similar expressions. These forward-looking statements include: statements of the Company’s goals, intentions and expectations; statements regarding the Company’s business plans, prospects, growth and operating strategies; statements regarding the asset quality of the Company’s loan and investment portfolios; and estimates of the Company’s risks and future costs and benefits.

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events: general economic conditions, either nationally or in the Company’s market areas, that are worse than expected; significantly increased competition among depository and other financial institutions; inflation and changes in the interest rate environment that reduce the Company’s net interest margins or fair value of financial instruments; changes in laws or government regulations affecting financial institutions, including changes in regulatory fees and capital requirements; the Company’s ability to enter new markets successfully and capitalize on growth opportunities; the Company’s ability to successfully integrate acquired entities; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, taxing authorities, the Financial Accounting Standards Board, and the Pubic Company Accounting Oversight Board; and changes in the Company’s organization, compensation and benefit plans.

Because of these and other uncertainties, the Company’s actual future results may be materially different for the results indicated by these forward-looking statements.

MARKET AREAS AND COMPETITION

The Company’s principal lending and deposit gathering activities are concentrated in Western New York where its branch network is located. The Company presently has 14 bank branches operating in three counties in Western New York. The Company has 11 bank branches in Erie County where the city of Buffalo is located, two bank branches in Chautauqua County, and one bank branch in Niagara County. The Company plans to open four bank branches in 2007 including two in Erie County in suburbs of Buffalo, one in Niagara County and one in Chautauqua County. The new branch in Chautauqua County will replace an existing branch. The Company presently has no plans to build or open additional bank branches after 2007.

In early 2007, the Company received regulatory approval to open two mortgage loan production offices in Long Island, New York as part of a new mortgage banking initiative established in 2006. This initiative is designed to significantly increase noninterest income. It involves the origination and sale of residential mortgage loans with related mortgage servicing rights released to the purchasers. The Company anticipates opening these two mortgage loan production offices for business in the second quarter of 2007. The Company’s principal mortgage banking activities are conducted in Buffalo, New York.

The Company faces significant competition in making loans and gathering deposits in its market areas. Many of the Company’s competitors are significantly larger and have greater financial resources. The Company’s competition for loans comes principally from commercial banks, savings banks, savings and loan associations, mortgage banking companies, credit unions, insurance companies and other financial institutions. Its most direct competition for deposits has historically come from commercial banks, savings banks, savings and loan associations and credit unions. The Company faces additional competition for deposits from non-depository institutions in the mutual fund, securities and brokerage, and insurance industries.

LENDING ACTIVITIES

Brief History

From the Bank’s inception in 1999 through 2004, lending activities were comprised principally of originating residential mortgage loans. The Company generally held these mortgage loans after origination for investment purposes. These ‘prime’ mortgage loans are generally secured by first liens on one-to-four family owner-occupied residences. In late 2003, the Company also entered the indirect automobile lending business by establishing a single relationship with a major automobile dealership group located in Western New York.

In 2005, the Company implemented a strategy to accelerate loan growth, diversify its lending activities, and reduce the concentration of residential mortgage loans held in portfolio. This strategy focused principally on growing the commercial real estate and commercial and industrial loan businesses. The strategy involved attracting experienced commercial lending officers and staff to the organization, building back-office loan servicing and support technologies and infrastructure, and increasing market awareness of the Company’s commercial lending interests and capabilities.

The Company’s strategy for diversifying its lending activities included a broad objective of rebalancing the loan portfolio over time into four equal components of commercial real estate loans, commercial and industrial loans, residential mortgage loans, and other consumer loans including automobile and home equity loans. More important to the strategy than achieving this specific loan diversification metric, however, was the Company’s singular focus on generating shorter-term, higher yielding variable rate loans across all product lines to improve the Company’s profitability and interest rate risk profile.

In mid-2006, the Company hired an experienced mortgage banking executive and embarked on a new mortgage banking initiative that complemented its strategy of reducing the concentration of mortgage loans held in portfolio. Under this new initiative designed to enhance noninterest income and reduce interest rate risk, the Company originates mortgage loans for its customers and generally sells the loans shortly after origination with related mortgage servicing rights released to the purchasers. Commitments made by the Company to extend credit to home buyers are aligned with commitments received from the purchasers to buy specific loans. The Company maintains formal relationships with the purchasers and originates the loans using the purchaser’s underwriting standards pursuant to delegated underwriting authorities. In many cases, the Company uses automated loan underwriting models provided by the purchasers to qualify the loans.

As part of the 2006 mortgage banking initiative, the Company also dismantled its network of independent mortgage brokers previously responsible for generating a significant portion of the Company’s mortgage loan volumes, reorganized its internal loan origination and servicing functions to improve operating efficiency, and increased its internal staff of commission-based mortgage originators.

Also in 2006, the Company expanded its indirect automobile lending business beyond the single dealership group relationship established in 2003 by enrolling 22 additional franchised automobile dealerships in Western New York. More information on each of the Company’s four lending businesses follows.

Commercial Real Estate Lending

The Company originates commercial real estate and multi-family loans secured principally by first liens on industrial and warehouse properties, office buildings, retail shopping centers, apartment buildings, condominium projects, and similar commercial properties.

Commercial and multi-family real estate loans originated for the Company’s portfolio are generally limited to one, three or five-year adjustable rate products priced at prevailing market rates. The initial interest rates are reset at the end of the initial fixed rate periods to market rates that generally range from 150 to 275 basis points over the prevailing one, three or five-year U.S. Treasury Constant Maturity Index or Federal Home Loan Bank advance rates, subject to interest rate floors. The maximum term for these loans is generally not more than 10 years, with payments based on not more than a 25-year amortization schedule for multi-family loans and a 20-year amortization schedule for commercial real estate loans.

The Company also offers commercial real estate and multi-family construction loans. Some of these construction loans are made as combination construction loans and permanent loans. The combination loans provide for disbursement of loan funds during the construction period and conversion of outstanding balances to permanent financing upon completion of construction and the attainment of either tenant lease-up provisions or prescribed debt service coverage ratios. The construction loans are typically made on a relatively short-term basis, usually not exceeding two years, with variable rate interest charges generally indexed to the prime rate or LIBOR. The loan application process and underwriting standards for the construction loans are generally the same as those required for permanent commercial mortgage loans. Construction loans generally involve higher risk than other types of loans because loan funds are advanced against the security of the project which is of less certain value during the construction period than when the project is completed.

The Company continues to promote the growth of its commercial real estate loans as a means of diversifying its loan portfolio and increasing yield. The adjustable interest rate nature of these loans generally reduces the Company’s exposure to interest rate risk and prepayment risk. The commercial real estate loans often involve higher risk than residential mortgage loans as they typically involve larger loan balances concentrated with a single borrower or groups of related borrowers. The payment experience on loans secured by income producing properties is typically dependent on the successful operation of the properties and, thus, these loans can be impacted to a greater extent by adverse conditions in the real estate market or the general economy than other types of loans.

At December 31, 2006, the Company’s outstanding commercial real estate loans totaled $78.7 million and comprised 15.4% of the total loan portfolio. Commercial real estate loans grew by approximately 88% in 2006 and 67% in 2005 as measured by average daily balances of outstanding loans during those years. While the Company anticipates that future growth of its commercial real estate loans will be concentrated in New York State, particularly within Western New York, the Company may pursue opportunities outside of its home geography on a highly-selective basis. These opportunities may involve participation with local real estate developers with proven track records of success in operating outside of Western New York or participation in loan syndications with other banks with which the Company has strong relationships.

Commercial and Industrial Lending

The Company offers term loans and revolving lines of credit to commercial customers of various sizes that operate principally in Western New York. Both secured and unsecured commercial loans and lines of credit are made to finance purchases of equipment and inventories, business expansion, and working capital needs and for other general business purposes. Loan terms generally range from one to seven years. Interest rates on fixed rate loans are generally established at a spread to the prevailing five-year U.S. Treasury rate. Variable rate loans are generally indexed to the prime rate. Lines of credit are generally established for one-year terms and carry interest at variable rates indexed to the prime rate or LIBOR.

The Company also offers commercial business and real estate loans that involve principal repayment guarantees provided by the Federal government’s Small Business Administration. This product allows the Company to meet the needs of its small business customers while protecting the Company from excess credit risk. The Company participates in the SBA’s ‘7A’ and ‘Express’ programs with guarantees generally ranging from 50% to 85% of loan amounts. At December 31, 2006, the Company’s outstanding loans with SBA guarantees totaled $25.6 million. This amount included $20.8 million of loans in which the Company purchased only the SBA guaranteed portion of loan balances from third parties thus principal repayment is fully guaranteed.

The Company continues to promote the growth of its commercial and industrial loans as a means of diversifying its loan portfolio and increasing yield. The variable rate nature of the lines of credit and some of the loans in this product category generally reduces the Company’s exposure to interest rate risk and prepayment risk. In addition, growth of the commercial and industrial loans provides significant opportunity for the Company to deepen customer relationships through the sale of additional products and services including business checking accounts, cash management services, wire transfer services, letters of credit, and internet banking services. The Company’s noninterest-bearing business checking accounts grew by approximately 42% in 2006 and 45% in 2005 as measured by average daily balances of outstanding deposits during those years. The Company’s success in growing its commercial and industrial loans has contributed to the growth of its business checking accounts.

Commercial and industrial lending is generally considered to involve a higher level of risk than commercial lending secured by real estate. The repayment of unsecured commercial loans is generally dependent upon the success of the borrower's business and thus, may be impacted to a greater extent by adverse economic developments than other types of loans. Secured commercial loans are dependent upon the value, safeguarding and marketability of the underlying collateral.

At December 31, 2006, the Company’s outstanding commercial and industrial loans totaled $55.1 million and comprised 10.8% of the total loan portfolio. Commercial and industrial loans grew by approximately 107% in 2006 and 68% in 2005 as measured by average daily balances of outstanding loans during those years.

The Company believes that future growth of its commercial and industrial loans will continue to be concentrated in Western New York. The Company anticipates hiring additional loan officers in 2007 to achieve its commercial loan growth objectives. In addition, the Company anticipates earmarking a larger portion of its marketing expenditures in 2007 to increasing market awareness of its commercial lending capabilities and interests. The Company’s merger with Bay View Capital Corporation in May 2006 provided a significant increase in capital which, in turn, creates new lending opportunities with larger commercial companies resulting from an increase in the Company’s legal lending limits to individual borrowers.

The Company monitors credit concentrations pursuant to its credit policy for potentially adverse financial or economic developments, focusing on concentrations by size, location, industry and business, and borrower and guarantor. Regulatory authorities define concentrations as 25% of a bank’s total capital. For certain types of loans such as commercial real estate loans, concentrations are also reviewed for current and projected rental space availability vis-à-vis market demand, new construction activity, market lease terms and other conditions. These reviews may result in reduction in concentration thresholds below those levels otherwise established by regulatory guidelines.

Consumer Lending

The Company offers a variety of loan products to its consumer customers located in Western New York including home equity loans and lines of credit, automobile loans, secured installment loans and various other types of secured and unsecured personal loans. At December 31, 2006, outstanding consumer loan balances were concentrated in home equity products and automobile loans.

The Company offers fixed rate, fixed-term, monthly home equity loans and prime-based home equity lines of credit (“HELOCs”). Both fixed rate and floating rate home equity products are offered in amounts generally up to 95% of the appraised value of the property, not to exceed 100% (including the first mortgage loan) with a maximum loan amount generally limited to $250 thousand. Interest rates on the home equity products vary depending on loan to value ratios. The fixed rate home equity loans are offered with repayment terms up to 15 years and the HELOCs are offered with terms up to 30 years. The Company offers HELOCs and home equity loans with minimum amounts starting at $5 thousand.

During 2006, the Company expanded its indirect automobile lending business beyond the single dealership group relationship established in 2003 by enrolling 22 additional franchised automobile dealerships in Western New York. In March 2006, the Company launched a new loan origination system to accept loan applications from the dealerships electronically. The Company offers automobile loans with terms that range from 12 to 72 months and loan amounts that generally range from $2,500 to $50,000. Interest rates on the loans generally follow industry standards of tiered or risk-based pricing determined by the borrower’s credit score.

By September 2006, the Company had also installed a consumer loan origination system in all of its bank branches to promote growth in home equity products, direct automobile loans and other types of consumer loans. Prior to the installation of the system, all consumer lending was conducted by a central group located at the Company’s main office. The automated loan origination system is designed to speed the credit application and decision-making processes. Installation of the system in the branches was coupled with advertising campaigns designed to promote the Company’s new lending capabilities and increase branch traffic.

The Company continues to promote the growth of its consumer loans as a means of diversifying its loan portfolio and increasing yield. Consumer loans generally involve greater risk of loss than residential mortgage loans, particularly in the case of loans that are unsecured or secured by assets that may depreciate in value, such as automobiles. In problem situations, repossessed collateral securing a consumer loan may not provide an adequate source of repayment and the shortfall may not warrant costly collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's financial stability, which can be adversely affected by personal developments including job loss, divorce, illness or bankruptcy.

At December 31, 2006, the Company’s outstanding consumer loans totaled $98.1 million and comprised 19.2% of the total loan portfolio. Total consumer loans grew by approximately 31% in 2006 and 111% in 2005 as measured by average daily balances of outstanding loans during those years. Home equity loans grew by approximately 27% in 2006 and 77% in 2005 and automobile loans grew by approximately 36% in 2006 and 187% in 2005 as measured by average daily balances. The Company expects that future consumer loan growth will occur primarily in the home equity and automobile loan product categories. The Company also expects to continue expanding its network of franchised dealerships that provide indirect automobile loans in 2007. The Company believes that its new residential mortgage banking initiative described above will contribute to future growth of home equity loans through cross-sale opportunities when first mortgage loans are closed. The Company generally expects to hold these home equity loans in portfolio.

Residential Mortgage Lending

The Company offers mortgage loan products to finance primary homes, as well as seasonal and vacation homes, and investment properties.

The Company’s residential mortgage product offerings increased significantly in 2006 with the new initiative to originate mortgage loans for sale. As part of that initiative, the Company established formal relationships with several of the largest purchasers of mortgage loans in the U.S., providing the Company with outlets for virtually every type of mortgage loan product originated in the market today. In addition to originating loans for subsequent sale to investors, the Company also functions to a much lesser extent as a broker, originating loans on behalf of other lenders in return for fee income. As a broker, the Company does not fund or take title to the loans. The Company may from time to time originate ‘sub-prime’ and ‘Alt A’ mortgage loans as a broker, but does not originate these types of loans in its own name.

The Company also offers two varieties of combination residential construction loans and permanent mortgage loans. One product provides prime-indexed variable rate construction loans for seven-, nine- or twelve-month construction periods followed by conventional long-term mortgage financing when construction is completed. The other product is a single-close fixed rate mortgage loan that covers both the construction period and the permanent financing period.

Because of the 2006 initiative to increase noninterest income by selling residential mortgage loans upon origination, the Company does not expect its mortgage loan portfolio to grow significantly in 2007. The Company intends to be highly selective in placing new mortgage loans in its portfolio that can otherwise be sold to third-party investors. Depending on market conditions, the Company’s interest rate risk profile and other factors, the Company may place adjustable rate mortgage (“ARM”) products with shorter-term rate resets and mortgage loans originated for high-wealth customers in its loan portfolio.

The remaining description in this section provides historical perspective of the Company’s mortgage banking activities and information relating to mortgage loans held in portfolio at December 31, 2006. Prior to the 2006 mortgage banking initiative, the Company offered conforming and non-conforming jumbo, fixed rate and adjustable rate, monthly and bi-weekly, residential mortgage loans generally with terms up to 30 years.

The Company offered both fixed and adjustable rate conventional mortgage loans with terms of 10 to 30 years that are fully amortizing with monthly or bi-weekly loan payments. Residential loans were generally underwritten according to the Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) uniform guidelines. The Company generally originated both fixed rate and adjustable rate loans in amounts up to the maximum conforming loan limits established by FNMA and FHLMC secondary market standards. Private mortgage insurance and mortgage escrow accounts, from which disbursements are made for real estate taxes and insurance, were generally required for loans with loan-to-value ratios in excess of 80%.

The Company also offered ARM products secured by residential properties. The residential ARMs were offered with terms generally up to 30 years, with rates that adjusted every three, five, or seven years. After origination, the interest rate on the ARMs reset based upon a contractual spread to a specified index (e.g. U.S. Treasury Constant Maturity Index) that corresponds to the period of the initial rate reset of the loan. The ARMs originated are generally subject to limitations on interest rate increases of up to 2% per reset with a maximum adjustment of 6% over the life of the loan. The ARMs require that any payment adjustment resulting from a change in the interest rate be sufficient to result in full amortization of the loan by the end of the loan term, and thus, do not permit any of the increased payment to be added to the principal amount of the loan (so-called negative amortization). Certain of the Company’s conforming ARMs can be converted at a later date to fixed rate mortgage loans with interest rates based on the prevailing market rates plus a specific margin established at the inception of the loans.

Retention of ARMs in the loan portfolio generally reduces interest rate risk due to the variable rate nature of the products. The credit risk associated with ARMs is generally different than the credit risk associated with fixed rate loans because rising interest rates can result in a rate reset that increases the debt service payments of the loan, thereby increasing the potential for default. Historically, the Company has not experienced significant credit issues associated with its ARMs and generally believes that credit risk associated with ARMs is less significant than the interest rate risk associated with holding long-term fixed rate mortgages in portfolio.

Fixed rate residential mortgage loans are generally viewed as involving less credit risk than other products in the Company’s loan portfolio. Residential mortgage loan collections are dependent on the borrower's continued financial stability, which can be adversely affected by personal developments including job loss, divorce, illness or bankruptcy. However, the loans require excess collateral coverage and the value of the collateral typically appreciates or remains constant over time. At the time of origination, inspections and independent appraisals are made to substantiate the market value of the collateral. While housing values in many areas of the United States have suffered recent declines, the Company believes that the housing market in Western New York has remained relatively stable.

At December 31, 2006, the Company’s outstanding residential mortgage loans totaled $253.7 million and comprised 49.6% of the total loan portfolio. Adjustable rate mortgages totaled approximately $46.2 million or 18% of total mortgage loans at the end of 2006 with so-called 7/23 ARMs representing $40.9 million or approximately 89% of the ARM balances. 7/23 ARMs are loans in which the interest rate is reset once at the end of seven years and then remains fixed at that new rate for the remaining 23-year term of the loan. The rest of the Company’s ARMs are so-called 3/1 and 5/1 ARMs where interest rates on the loans reset at the end of the first three years or five years and then annually thereafter for the remaining terms of the loans.

At December 31, 2006, the Company’s bi-weekly fixed rate mortgage loans totaled approximately $106.1 million or 42% of the mortgage portfolio with the 20-year biweekly mortgage loan representing the most popular product in this category. Monthly fixed rate mortgages totaled approximately $100.2 million at December 31, 2006, with the two most popular products being 30-year term loans totaling approximately $41.3 million and 15-year term loans totaling approximately $34.3 million.

Loan Classifications and Allowance for Loan Losses

Consistent with regulatory guidelines, the Company classifies loans it considers to be of lesser quality as “substandard,” “doubtful,” or “loss” assets. A loan is considered to be substandard if it is inadequately protected by the current net worth and paying capacity of the borrower or the value of the collateral pledged, if any. Substandard loans include those characterized by the distinct possibility that the Company could sustain some loss if the noted deficiencies are not corrected. Loans classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Loans classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Loans that do not expose the Company to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are designated as “watch” or “special mention” loans.

When the Company classifies problem loans as either substandard or doubtful, it establishes a specific valuation allowance in an amount deemed prudent by management to cover estimated loss. General or formula-based allowances represent loss allowances that have been established to recognize the risk associated with groups of outstanding loans, but which, unlike specific allowances, have not been allocated to particular problem loans in the loan portfolio. When the Company classifies problem loans as losses, it either establishes a specific allowance for losses equal to 100% of the loans so classified, or charges off such amount against the allowance for loan losses. The Company’s determination of the classification of its loans and the amount of its loan loss allowance are subject to ongoing review by its regulatory agencies, which can direct the Company from time to time to recognize additional general or specific loan loss allowances. The Company regularly reviews its loan portfolio to determine whether any loans require classification in accordance with Company’s policy or applicable regulations.

The allowance for loan losses is established through a charge to earnings based on management’s evaluation of losses in the loan portfolio at each balance sheet date. This evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other things, the estimated net realizable value or the fair value of the underlying collateral, current economic conditions, historical loan loss experience and other factors that warrant consideration. The Company monitors and modifies as appropriate the level of the allowance for loan losses each reporting period to reflect losses it judges to be in the portfolio that are probable and reasonably estimable.

INVESTMENT ACTIVITIES

The Company’s investment policy provides that investment decisions will be made based on the ability of an investment to generate earnings consistent with factors of quality, maturity, marketability and risk diversification.

The Company limits its investments to U.S. Government and agency securities, municipal bonds, corporate debt obligations and corporate equity securities. In addition, the Company’s policy permits investments in mortgage-backed securities, including collateralized mortgage obligations ("CMOs") issued and guaranteed by FNMA, FHLMC, Government National Mortgage Association ("GNMA") or privately-issued and backed by "whole loans." Also permitted are investments in asset-backed securities ("ABS") supported by a variety of types of consumer loans. The Company’s investment strategy generally utilizes a risk management approach of diversified investing to maximize investment yields while managing overall interest rate risk. To accomplish these objectives, the Company focuses on investments in mortgage-related securities, including CMOs, while utilizing U.S. Government and agency and other non-amortizing securities for call protection and liquidity purposes. The Company attempts to maintain a high degree of liquidity in its investment securities and generally does not invest in debt securities with expected average lives in excess of five years.

SOURCES OF FUNDS

The Company’s primary sources of funds are deposits, borrowed funds and repurchase agreements, scheduled amortization and prepayments of principal from loans and mortgage-backed securities, maturities and calls of investment securities and funds provided by operations.

The Company offers a broad array of deposit products including demand checking, NOW, money market and savings accounts, as well as certificates of deposit. The Company gathers deposits in its market areas by paying competitive interest rates, offering high quality customer service and using technology to deliver deposit services effectively. The Company's broad product menu is designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. The Company may become more or less competitive in its interest rate structure as its liquidity and capital position change.

Deposits totaled $634.7 million at December 31, 2006 and had a weighted average interest rate of 3.63%. Certificates of deposit totaled $337.9 million or 53.2% of total deposits. The weighted average interest rate paid on these time deposits was 4.65% at December 31, 2006. Based on historical experience and the Company’s current pricing strategy, the Company believes it will retain a large portion of these accounts as they mature.

As of December 31, 2006, core deposits totaled $296.7 million, or 46.8% of the Company's total deposit base and had a weighted average interest rate of 2.47%. These core deposits included $37.1 million of noninterest-bearing deposits and $121.8 million in money market accounts with a weighted average interest rate of 3.90%.

SUPERVISION AND REGULATION

General

GLB and GBSB are subject to extensive federal and state laws and regulations that impose restrictions on, and provide for regulatory oversight of, GLB's and GBSB's operations. These laws and regulations are generally intended to protect depositors and not shareholders. Any change in any applicable statute or regulation could have a material effect on GLB's and GBSB's business.

Regulatory authorities have broad flexibility to initiate proceedings designed to prohibit banks from engaging in unlawful activities and in unsafe and unsound banking practices.

GBSB is also affected by various governmental requirements and regulations, general economic conditions, and the fiscal and monetary policies of the federal government and the Federal Reserve Board. The monetary policies of the Federal Reserve Board influence to a significant extent the overall growth of loans, investments, deposits, interest rates charged on loans, and interest rates paid on deposits. The nature and impact of future changes in monetary policies are often not predictable.

Various federal and state statutory provisions limit the amount of dividends GBSB can pay to its holding company without regulatory approval. Under New York law GBSB may not, without prior regulatory approval, declare or pay dividends in excess of the sum of its current year's earnings and its retained earnings from the two prior years. At December 31, 2006, approximately $591 thousand of the total shareholders' equity of GBSB was available for payment of dividends to GLB without approval by the New York State Banking Department (“NYSBD”).

In addition, federal bank regulatory authorities have authority to prohibit GBSB from engaging in an unsafe or unsound practice in conducting its business. Depending upon the financial condition of GBSB, the payment of dividends could be deemed to constitute an unsafe or unsound practice. The ability of GBSB to pay dividends in the future is currently influenced, and could be further influenced, by regulatory policies and capital guidelines governing banks.

Regulation of GLB

Federal Regulation. GLB is a bank holding company subject to the provisions of the Bank Holding Company Act. Accordingly, its activities are limited to the business of banking, managing or controlling banks and other subsidiaries authorized by the Federal Reserve Board, and engaging in activities determined by the Federal Reserve Board to be so closely related to banking or managing and controlling banks as to be incidental thereto. In addition, GLB is subject to Federal Reserve Board regulations, examinations, supervision and reporting requirements.

GLB is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company or merge with another bank holding company. Prior Federal Reserve Board approval is also required for GLB to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, GLB would, directly or indirectly, own or control more than 5% of the outstanding shares of any class of voting shares of such bank or bank holding company. In evaluating such transactions, the Federal Reserve Board considers such matters as the financial and managerial resources and future prospects of the companies involved, competitive factors and the convenience and needs of the communities to be served. Bank holding companies may acquire additional banks in any state, subject to certain restrictions such as deposit concentration limits. In addition to the approval of the Federal Reserve Board, before any bank acquisition can be completed, prior approval may also be required to be obtained from other agencies having supervisory jurisdiction over the bank to be acquired.

A bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the outstanding voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing securities brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) financing or leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings association, provided that the savings association only engages in activities permitted by bank holding companies.

Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act, limit borrowings by GLB and also limit various other transactions between GBSB and GLB. For example, Section 23A of the Federal Reserve Act limits to no more than 10% of its total capital the aggregate outstanding amount of any insured bank's loans to and other "covered transactions" with any particular non-bank affiliate and limits to no more than 20% of its total capital the aggregate outstanding amount of any insured bank's covered transactions with all of its non-bank affiliates. Section 23A of the Federal Reserve Act also generally requires that an insured bank's loans to its non-bank affiliates be secured, and Section 23B of the Federal Reserve Act generally requires that an insured bank's transactions with its non-bank affiliates be on arm's-length terms.

Bank holding companies are subject to risk-based capital requirements and guidelines imposed by the Federal Reserve Board, which are substantially similar to the capital requirements and guidelines imposed by the FDIC on state-chartered banks which are not members of the Federal Reserve System. For this purpose, a bank's or bank holding company's assets and certain specified off-balance sheet commitments are assigned to four risk categories, each weighted differently based on the level of credit risk that is ascribed to those assets or commitments. In addition, risk-weighted assets are adjusted for low-level recourse and market-risk equivalent assets. A bank's or bank holding company's capital, in turn, includes the following tiers:

(1)
core ("Tier 1") capital, which includes common equity, non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill, certain identifiable intangible assets, and certain other assets; and

(2)
supplementary ("Tier 2") capital, which includes, among other items, perpetual preferred stock not meeting the Tier 1 definition, mandatory convertible securities, subordinated debt and allowances for loan and lease losses, subject to certain limitations, less certain required deductions.

Bank holding companies are required to maintain Tier 1 and "Total Capital" (the sum of Tier 1 and Tier 2 capital, less certain deductions) equal to at least 4% and 8% of their total risk-weighted assets (including certain off-balance-sheet items, such as unused lending commitments and standby letters of credit), respectively. At December 31, 2006, GLB met both requirements, with Tier 1 and total capital equal to 19.97% and 20.76% of total risk-weighted assets, respectively.

The Federal Reserve Board and the FDIC have adopted rules to incorporate market and interest rate risk components into their risk-based capital standards.

The Federal Reserve Board also requires bank holding companies to maintain a minimum "Leverage Ratio" (Tier 1 capital to adjusted total assets) of 3% if the bank holding company has the highest regulatory rating and meets certain other requirements, or of 3% plus an additional cushion of at least 1 to 2 percentage points if the bank holding company does not meet these requirements. At December 31, 2006, GLB's leverage ratio was 11.65%.

The Federal Reserve Board may set capital requirements higher than the minimums noted above for holding companies whose circumstances warrant it. For example, bank holding companies experiencing or anticipating significant growth may be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a "Tangible Tier 1 Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities or when a bank holding company faces unusual or abnormal risks. The Federal Reserve Board has not advised GLB of any specific minimum leverage ratio applicable to it.

A bank holding company is generally required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of such company's consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any statute, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. However, well-capitalized bank holding companies meeting certain other criteria are not subject to the prior approval requirement.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve Board's policies provide that dividends should be paid only if the bank holding company's net income available to common shareholders over the preceding year was sufficient to fully fund the dividends and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization's capital needs, asset quality and overall financial condition. The Federal Reserve Board's policies also require that a bank holding company serve as a source of managerial and financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. These regulatory policies could affect GLB's ability to pay dividends or otherwise engage in capital distributions.

If a default occurred with respect to a bank, any capital loans to the bank from its parent holding company would be subordinate in right of payment to those of the bank's depositors and certain of its other obligations.

Under federal law, if a subsidiary bank of a holding company becomes undercapitalized, the bank holding company is required to guarantee compliance with a capital restoration plan until such subsidiary bank has been adequately capitalized on average for four consecutive quarters and has provided appropriate assurances of performance.

GLB's status as a bank holding company under the Bank Holding Company Act does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company.

In addition, a company is required to obtain the approval of the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended, before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of any class of outstanding common stock of a bank or bank holding company, or otherwise obtaining control or a "controlling influence" over that bank or bank holding company.

New York State Regulation. In addition to the Federal bank holding company regulations, a bank holding company organized or doing business in the State of New York also may be subject to regulation under the New York Banking Law ("NYBL"). The term "bank holding company," for the purposes of the NYBL, is defined generally to include any person, company or trust that directly or indirectly either controls the election of a majority of the directors or owns, controls, or holds with power to vote more than 10% of the voting stock of a bank holding company or, if the company is a banking institution, another banking institution, or 10% or more of the voting stock of each of two or more banking institutions. In general, a bank holding company controlling, directly or indirectly, only one banking institution will not be deemed to be a bank holding company for the purposes of the NYBL. Under the NYBL, the prior approval of the Banking Department is required before: (i) any action is taken that causes any company to become a bank holding company; (ii) any action is taken that causes any banking institution to become or to be merged or consolidated with a subsidiary of a bank holding company; (iii) any bank holding company acquires direct or indirect ownership or control of more than 5% of the voting stock of a banking institution; (iv) any bank holding company or subsidiary thereof acquires all or substantially all of the assets of a banking institution or (v) any action is taken that causes any bank holding company to merge or consolidate with another bank holding company. Additionally, certain restrictions apply to New York bank holding companies regarding the acquisition of banking institutions which have been chartered five years or less and are located in smaller communities. Officers, directors and employees of New York bank holding companies are subject to limitations regarding loans obtained from subsidiaries. As a single bank holding company, GLB is not currently subject to the bank holding company provisions of the NYBL. However, any future acquisition of ownership, control, or the power to vote 10% or more of the voting stock of another bank or bank holding company will result in our being subject to such provisions.

Regulation of GBSB

Federal Regulation. As a state-chartered stock savings bank that is not a member of the Federal Reserve Board, GBSB is under the general supervision of the FDIC. GBSB is subject to periodic examinations by the FDIC to assure GBSB's safety and soundness and to review compliance with various regulatory requirements. In addition, GBSB must obtain the approval of the FDIC prior to opening new branches. The FDIC has substantial discretion in the exercise of its supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves. GBSB must also file periodic reports with the FDIC concerning its activities and financial condition.

The FDIC has adopted risk-based capital adequacy guidelines for banks under its supervision. Generally, under the FDIC's regulations, a bank's core (Tier 1) capital (as defined in the FDIC's regulations) as a percentage of risk-weighted assets and certain off-balance sheet instruments must be at least 4%, and a bank's total capital as a percentage of risk-weighted assets and certain off-balance sheet instruments must be at least 8%.

The Federal Deposit Insurance Act requires the FDIC to implement a system of prompt corrective action for undercapitalized institutions which are under its general supervision. Under FDIC regulations, every institution under its supervision is ranked in one of five categories, ranging from "well capitalized" to "critically undercapitalized." An institution is generally considered to be "well capitalized" if it has a total risk-weighted capital ratio of at least 10%, a core (Tier 1) risk-weighted capital ratio of at least 6%, a leverage ratio of at least 5% and meets certain other requirements. An institution is generally considered to be "adequately capitalized" if it has a total risk-weighted capital ratio of at least 8%, a core (Tier 1) risk-weighted capital ratio of at least 4% and a leverage ratio of at least 3% if it receives the FDIC's highest examination rating or at least 4% otherwise. An institution is generally considered "undercapitalized" if it has a total risk-weighted capital ratio of less than 8%, a core (Tier 1) risk-weighted capital ratio of less than 4% or a leverage ratio of less than 3% if it receives the FDIC's highest examination rating or less than 4% otherwise. An institution is generally considered "significantly undercapitalized" if it has a total risk-weighted capital ratio of less than 6%, a core (Tier 1) risk-weighted capital ratio of less than 3% or a leverage ratio of less than 3%. An institution is generally considered "critically undercapitalized" if it has a tangible equity capital to assets ratio equal to or less than 2%.

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. Under the FDICIA, a bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to limitations. The obligations of a controlling bank holding company under the FDICIA to fund a capital restoration plan is limited to the lesser of 5.0% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the appropriate federal banking agency is given authority with respect to any undercapitalized depository institution to take any of the actions it is required to or may take with respect to a significantly undercapitalized institution as described below if it determines "that those actions are necessary to carry out the purpose" of the FDICIA.

For those institutions that are significantly undercapitalized or are undercapitalized and either fail to submit an acceptable capital restoration plan or fail to implement an approved capital restoration plan, the appropriate federal banking agency must require the institution to take one or more of the following actions:

•	sell enough shares, including voting shares, to become adequately capitalized;

•	merge with, or be sold to, another insured depository institution or holding company, but only if grounds exist for appointing a conservator or receiver;

•	restrict transactions with banking affiliates as if the "sister bank" exception to the requirements of Section 23A of the Federal Reserve Act did not exist;

•	otherwise restrict transactions with bank or non-bank affiliates;

•	restrict interest rates that the institution pays on deposits to "prevailing rates" in the institution's "region";

•	restrict asset growth or reduce total assets;

•	alter, reduce, or terminate activities determined by the appropriate federal banking agency to pose excessive risk to the institution;

•	hold a new election of directors;

•	dismiss any director or senior executive officer who held office for more than 180 days immediately before the institution became undercapitalized, provided that in requiring dismissal of a director or senior officer, the agency must comply with prescribed procedural requirements, including the opportunity for an appeal in which the director or officer will have the burden of proving his or her value to the institution;

•	employ "qualified" senior executive officers;

•	cease accepting deposits from correspondent depository institutions;

•	divest non-depository affiliates determined by the appropriate federal banking agency to pose a significant risk to the institution; or

•	be divested by a parent holding company if the appropriate federal banking agency determines that divestiture would improve the institution's financial condition and prospects.

In addition, without the prior approval of the appropriate federal banking agency, the institution may not pay any bonus to any senior executive officer or increase the rate of compensation for such an officer.

At December 31, 2006, GBSB was considered "well capitalized" under FDIC regulations. The following table sets forth the actual regulatory ratios of GBSB as of December 31, 2006 in comparison to minimum required regulatory capital ratios for an "adequately capitalized bank."

		Required
Regulatory Ratio	Actual	Minimum
Risk-Weighted Capital:
Total Capital	10.8%	8%
Core (Tier 1) Capital	10.0%	4%
Leverage Ratio	5.8%	3% or 4%, depending on FDIC's
		examination rating

It should be noted, however, that a bank's capital category is determined solely for the purpose of applying prompt corrective action regulations of its primary federal banking regulator, and that the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects.

New York State Regulation. As a New York state-chartered stock savings bank, GBSB is subject to regulation by the Banking Department. Various state statutes, rules and regulations affect its operations, including a requirement to maintain reserves against deposits, restrictions on the nature and the amount of loans it makes and the interest charged thereon, regulations relating to investments, and restrictions on other activities. GBSB must file periodic reports with the Banking Department concerning its activities and financial condition. In addition, it must obtain the approval of the Banking Department prior to entering into certain transactions, such as the opening of new branch offices.

GBSB is subject to periodic examinations by the Banking Department to review compliance with various regulatory requirements. The Banking Department has substantial discretion in the exercise of its supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves. Any change in such policies by the Banking Department could have a material adverse impact on GBSB and on its operations.

The NYBL prohibits GBSB from acquiring real estate as an investment, except under certain limited circumstances. For example, it may purchase real estate if all or part of any property is to be utilized as a banking office or to house employees engaged in bank operations. Moreover, the book value of real estate and leasehold improvements that GBSB may own to conduct its banking operations may not exceed 5% of its total assets, except that the New York State Superintendent of Banks may waive this restriction if, in his or her sole judgment, a waiver will not adversely impact GBSB's financial condition. GBSB may also acquire real estate through foreclosure of properties to satisfy mortgage debts where mortgagors have defaulted.

Federal Deposit Insurance Reform Act of 2005

The Federal Deposit Insurance Reform Act of 2005 (“Reform Act”) was signed into law on February 8, 2006 and amended current laws regarding the federal deposit insurance system. The legislation merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund (DIF), eliminated any disparities in bank and thrift risk-based premium assessments, reduced the administrative burden of maintaining and operating two separate funds and established certain new insurance coverage limits and a mechanism for possible periodic increases. The legislation also gave the FDIC greater discretion to identify the relative risks all institutions present to the DIF and to set risk-based premiums.
Major provisions in the legislation include:

•	merging the Savings Association Insurance Fund and Bank Insurance Fund, which became effective March 31, 2006;

•
maintaining basic deposit and municipal account insurance coverage at $100,000 but providing for a new basic insurance coverage for retirement accounts of $250,000. Insurance coverage for basic deposit and retirement accounts could be increased for inflation every five years in $10,000 increments beginning in 2011;

•
providing the FDIC with the ability to set the designated reserve ratio within a range of between 1.15% and 1.50%, rather than maintaining 1.25% at all times regardless of prevailing economic conditions;

•	providing a one-time assessment credit of $4.7 billion to banks and savings associations in existence on December 31, 1996, which may be used to offset future premiums with certain limitations;

•
requiring the payment of dividends of 100% of the amount that the insurance fund exceeds 1.5% of the estimated insured deposits and the payment of 50% of the amount that the insurance fund exceeds 1.35% of the estimated insured deposits (when the reserve is greater than 1.35% but no more than 1.5%); and

•	providing for a new risk-based assessment system and allows the FDIC to establish separate risk-based assessment systems for large and small members of the DIF.

On November 2, 2006, the FDIC set the designated reserve ratio for the deposit insurance fund at 1.25% of estimated insured deposits, and adopted final regulations to implement the risk-based deposit insurance assessment system mandated by the Reform Act, which is intended to more closely tie each bank’s deposit insurance assessments to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, the FDIC will evaluate each institution’s risk based on three primary factors -- supervisory ratings for all insured institution, financial ratios for most institutions, and long-term debt issuer ratings for large institutions that have them. An institution’s assessment rate will depend upon the level of risk it poses to the deposit insurance system as measured by these factors. The new rates for most institutions will vary between 5 and 7 cents for every $100 of domestic insurable deposits.

The new assessment rates took effect at the beginning of 2007. However, the Reform Act provides credits to institutions that paid high premiums in the past to bolster the FDIC’s insurance reserves, as a result of which the FDIC has announced that a majority of banks will have assessment credits to initially offset a proportion of their premiums in 2007. The Bank will not be eligible for the one-time assessment credit because it did not commence operations until November 1999.

Impact of Inflation and Changing Prices
The Company’s financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). GAAP requires the Company to measure financial position and operating results principally using historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on the operations of the Company is reflected in increased operating costs. In the Company’s view, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are generally influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude. Interest rates are sensitive to many factors that are beyond the control of the Company, including changes in the expected rate of inflation, general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities.
Regulatory and Economic Policies

The Company’s business and earnings are affected by general and local economic conditions and by the monetary and fiscal policies of the U.S. government, its agencies and various other governmental regulatory authorities. The Federal Reserve Board regulates the supply of money in order to influence general economic conditions. Among the instruments of monetary policy available to the Federal Reserve Board are (i) conducting open market operations in U.S. government obligations, (ii) changing the discount rate on financial institution borrowings, (iii) imposing or changing reserve requirements against financial institution deposits, and (iv) restricting certain borrowings and imposing or changing reserve requirements against certain borrowings by financial institutions and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. For that reason, the policies of the Federal Reserve Board could have a material effect on the earnings of the Company.
Governmental policies have had a significant effect on the operating results of banks in the past and are expected to continue to do so in the future; however, the Company cannot accurately predict the nature, timing or extent of any effect such policies may have on its future business and earnings.
Recently Issued Accounting Pronouncements

See “Note 1 — Summary of Significant Accounting Policies” in the accompanying notes to consolidated financial statements included herein for details of recently issued accounting pronouncements and their expected impact on the Company’s consolidated financial statements.
Income Tax Considerations

The Company reports its income on a consolidated basis using the accrual method of accounting and is subject to federal and state income taxes. In general, banks are subject to federal income tax in the same manner as other corporations. However, gains and losses from the sale of available for sale securities are treated as ordinary income rather than capital gains or losses. Additionally, the Company can exclude 100% of the dividend income it receives from GBSB as they are members of the same affiliated group. The taxation of other income is similar to federal taxable income subject to certain modifications.

EMPLOYEES

At December 31, 2006, the Company had 220 full-time and 38 part-time employees.

ITEM 1A. RISK FACTORS

Changes in interest rates could adversely affect the Company’s results of operations and financial condition.

The Company’s results of operations and financial condition are significantly affected by changes in interest rates. The Company’s financial results depend substantially on net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities. Because the Company’s interest-bearing liabilities generally re-price or mature more quickly than its interest-earning assets, an increase in interest rates generally would decrease the Company’s net interest income.

Changes in interest rates also affect the value of the Company’s interest-earning assets, most notably its available for sale investment securities. The value of these investment securities generally fluctuates inversely with changes in interest rates. At December 31, 2006, the Company’s available for sale investment securities totaled $233.9 million. Unrealized losses on the available for sale securities, net of tax, amounted to $2.4 million at December 31, 2006 and are reported as a separate component of shareholders' equity. Decreases in the fair value of the available for sale securities would have an adverse effect on shareholders' equity of the Company.

Changes in interest rates may also affect the average life of the Company’s loans and mortgage-related securities. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce borrowing costs. Under these circumstances, the Company could be subject to reinvestment risk to the extent that it was unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable rate loans.

Concentration of the Company’s loans in Western New York may increase risk.

The Company’s success may be adversely affected by deterioration in the general economic conditions of Western New York where the Company’s business is concentrated. Deterioration of economic conditions in Western New York could have a significant impact on the ability of the Company’s customers to repay loans and could adversely impact the value of collateral securing the Company’s loans. Deterioration in general economic conditions such as inflation, recession, unemployment or other factors beyond the Company’s control could negatively affect its financial results.

Growth of the Company’s commercial real estate loans and commercial and industrial loans could increase the Company’s exposure to credit risks.

The Company’s commercial real estate loans and commercial and industrial loans have grown significantly over the past few years. The Company plans to continue to emphasize the origination of these types of loans. These loans generally expose the Company to a greater risk of non-payment and loss than residential real estate loans because repayment of these loans often depends on the successful operations and income stream of the borrower’s business. Additionally, such loans typically involve larger loan balances to single borrower or group of related borrowers compared to residential real estate loans.

Some of the Company’s borrowers have more than one commercial loan outstanding with the Company. Consequently, an adverse development with respect to one loan or one credit relationship could expose the Company to a significantly greater risk of loss compared to an adverse development relating to a residential real estate loan.

The Company’s allowances for loan losses may increase resulting in a decrease in earnings.

The Company’s customers may not repay their loans according to contractual terms and the collateral securing the loans may be insufficient to satisfy shortfalls in loan payments. Hence, the Company may experience significant loan losses which would have a adverse effect on operating results. The Company makes various assumptions and judgments about the collectibility of its loans, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral. In determining the amount of the allowance for loan losses, the Company relies on loan quality reviews, past experience and an evaluation of economic conditions, among other factors. If the Company’s assumptions prove to be incorrect, its allowance for loan losses may not be sufficient to cover losses in its loan portfolio, resulting in additions to the allowance. Additions to the loan loss allowance would generally result in a decrease in earnings. The Company is currently emphasizing growth of commercial real estate and commercial and industrial loans. As these loans increase additional or increased provisions for loans losses may be necessary and would decrease earnings.

Bank regulators periodically review the Company’s allowance for loan losses and may require the Company to increase its provisions for loan losses or loan charge-offs. Increases in our allowance for loan losses or loan charge-offs as required by these regulatory authorities could have a material adverse effect on the Company’s results of operations and financial condition.

Expansion of the Company’s branch network may adversely affect its financial results.

During the past two years the Company has increased its retail branch network from seven branches to fourteen branches and the Company intends to open four new branches in 2007. The Company can not assure that its branch expansion strategy will be accretive to earnings or that it will be accretive to earnings within a reasonable period of time. Numerous factors contribute to the performance of a new branch, such as a suitable location, qualified personnel and an effective marketing strategy. Additionally, it takes time for a new branch to gather sufficient loans and deposits to generate income sufficient to cover its operating expenses.

Strong competition may limit the Company’s growth and profitability.

The Company faces significant competition in making loans and gathering deposits in its market areas. The Company competes with commercial banks, savings institutions, mortgage banking companies, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Many of these competitors have substantially greater resources and lending limits than the Company and may offer certain services that the Company does not or cannot provide. The Company’s profitability depends upon its ability to successfully compete in its market area.

The Company operates in a highly regulated environment and may be adversely affected by changes in laws and regulations.

The Company is subject to extensive regulation, supervision and examination by the Federal Reserve, the FDIC and the New York State Banking Department. These regulators govern the activities in which the Company may engage primarily for the protection of depositors. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a bank, the classification of assets by a bank and the adequacy of a bank's allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on the Company and its operations. The Company believes that it is in substantial compliance with applicable federal, state and local laws, rules and regulations. Because the Company’s business is highly regulated, the laws, rules and applicable regulations are subject to regular modification and change. Proposed laws, rules and regulations, or any other laws, rules, or regulations, may be adopted in the future, which could make compliance more difficult or more costly or otherwise adversely affect the Company’s business, financial condition or prospects.

The value of the Company’s net operating loss carryforwards and other tax benefits may be subject to challenge by the IRS or may not ultimately be realized.

The Company’s net operating loss carryforwards and other tax benefits may provide significant future tax savings to the Company. The Company’s use of these tax benefits may depend on a number of factors including the ability of the Company to generate significant taxable income; the absence of a future ownership change of the Company that could limit or eliminate the tax benefits; the acceptance by the taxing authorities of the positions taken on the Company’s tax returns as to the amount and timing of its income and expenses; and future changes in laws or regulations relating to the use of net operating loss carryforwards.

In addition, the Company may be required to recognize additional valuation allowances on its deferred tax assets if it cannot project sufficient taxable income within the expiration periods of the net operating loss carryforwards.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

GLB’s executive offices and GBSB’s main banking branch, lending operations and administrative center are located at 2421 Main Street, Buffalo, New York. The Company conducts banking operations at the following locations.

		Square	Owned or
Location	Date Opened	Footage	Leased

2421 Main Street, Buffalo, New York	November 2002	72,000	Owned

47 Court Street, Buffalo, New York	November 1999	6,700	Leased

320 Orchard Park Road, West Seneca, New York	September 2000	3,000	Leased

107 Main Street, North Tonawanda, New York	September 2001	3,800	Leased

4950 Main Street, Amherst, New York	June 2003	4,000	Owned

3438 Delaware Avenue, Tonawanda, New York	May 2004	4,000	Owned

690 Kenmore Avenue, Kenmore, New York	December 2004	4,000	Owned

Dunkirk-Fredonia Plaza, Fredonia, New York (1)	August 2005	3,200	Leased

8550 Transit Road, East Amherst, New York	November 2005	4,000	Owned

2715 Niagara Falls Boulevard, Amherst, New York	April 2006	3,000	Owned

315 Stahl Road, Getzville, New York	April 2006	3,000	Owned

2070 George Urban Boulevard, Depew, New York	July 2006	4,000	Owned

870 Fairmount Avenue, Lakewood, New York	July 2006	2,700	Owned

364 Connecticut Street, Buffalo, New York	November 2006	2,500	Owned

135 Main Street, Lockport, New York (2)	March 2007	1,800	Leased

6520 Webster Road, Orchard Park, New York (2)	May 2007	3,000	Owned

1165 Main Street Extension, Dunkirk, New York (1) (2)	August 2007	3,000	Owned

2801 Union Road, Cheektowaga, New York (2)	October 2007	3,000	Land Lease

(1) The Dunkirk-Fredonia Plaza branch will be closed upon completion in 2007 of the new branch in Dunkirk.
(2) Location is currently under development - opening date is projected.

The Bank has made substantial investments in branch offices, leasehold improvements, furniture and fixtures, equipment, and vehicles. At December 31, 2006, the net carrying value of its premises and equipment was $24.8 million. The Company believes that its properties have been adequately maintained, are in good operating condition and are suitable for its business as presently conducted.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business GLB and GBSB are parties to routine legal proceedings from time to time. None of the routine proceedings that existed at December 31, 2006, would, if adversely determined, have a material effect on the Company’s financial condition or results of operations. The Company is also a party to litigation relating to the sale of Bay View Capital Corporation’s operating subsidiary on May 1, 2006. This matter is described in Note 2 to the accompanying financial statements under the caption “BVAC Contingency.”

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on October 17, 2006. Of 10,916,673 shares entitled to vote at the meeting, 7,357,328 shares were voted. The following matters were voted on at the meeting:

Proposal 1:	To elect four Class C Directors for a term of three years. Votes for each nominee were as follows:

Nominee	Votes For	Votes Withheld
Charles G. Cooper	7,350,470	6,858
Andrew W. Dorn, Jr.	7,350,563	6,765
Carolyn B. Frank	7,308,482	48,846
Barry M. Snyder	7,301,372	55,956

Our other directors, William A. Evans, Robert B. Goldstein, Acea M. Mosey-Pawlowski, Dennis M. Penman, Louis J. Thomas, Frederick A. Wolf, Gerard T. Mazurkiewicz, John W. Rose, James A. Smith and David L. Ulrich terms had not expired at the time of the Annual Meeting and they continued in office.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange (NYSE) under the ticker symbol “GLK.” Prior to the Bay View merger on May 1, 2006, the stock was traded on the NYSE under the ticker symbol “BVC”. At December 31, 2006, 10,921,796 shares of the Company’s stock were outstanding. There were 1,785 registered shareholders as of December 31, 2006. During 2006, the high intra-day sales price of our common stock was $21.14 and the low intra-day sales price was $13.16. The closing price per share of common stock on December 29, 2006, the last trading day of the Company’s fiscal year, was $14.04. There were no dividends paid during the year ended December 31, 2006. See additional information regarding the market price filed herewith in Part II, Item 6, “Selected Financial Data.”

The payment of dividends by the Company is subject to continued compliance with minimum regulatory capital requirements. See the section captioned “Supervision and Regulation” included in Part I, Item 1, “Business”, the section captioned “Liquidity and Capital Resources” included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13 - Regulatory Matters in the accompanying financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”, all of which are included elsewhere in this report.
Equity Compensation Plan Information

The following table sets forth, as of December 31, 2006, information about our equity compensation plans that have been approved by our shareholders, including the number of shares of our common stock exercisable under all outstanding options, warrants and rights, the weighted average exercise price of all outstanding options, warrants and rights and the number of shares available for future issuance under our equity compensation plans. We have no equity compensation plans that have not been approved by our shareholders.

Number of securities
		Weighted average	remaining for future
	Number of securities to	exercise price	issuance under equity
	be issued upon exercise	of outstanding	compensation plans
	of outstanding options,	options, warrants	(excluding securities
Plan Category	warrants and rights	and rights	reflected in column (a))

Equity compensation plans approved by shareholders	227,767	$11.01	284,069
Equity compensation plans not approved by shareholders	-	$-	-

ITEM 6. SELECTED FINANCIAL DATA

	At or for the year ended December 31,
(Dollars in thousands, except per share data)	2006	2005	2004	2003	2002
BALANCE SHEET DATA
Total assets	$884,412	$775,101	$701,467	$386,143	$224,584
Interest-earning assets	778,617	730,672	667,891	373,486	214,054
Investment securities	249,850	228,049	344,650	139,233	56,726
Loans, net	513,928	409,336	292,644	225,952	142,258
Deposits	634,656	621,084	530,100	360,640	197,029
Borrowings	104,272	115,272	131,402	6,359	9,140
Shareholders’ equity	135,510	35,593	36,588	18,063	17,603

OPERATIONS DATA
Net interest income	$15,135	$14,056	$12,913	$7,627	$4,368
Provision for loan losses	1,030	934	301	440	471
Noninterest income	2,186	(1,882)	1,772	1,163	1,146
Noninterest expense	18,115	13,020	9,099	6,003	4,114
Net income (loss)	(896)	(468)	3,539	1,326	867

PER SHARE DATA
Earnings (loss) per share - basic and diluted	$(0.10)	$(0.11)	$0.92	$0.55	$0.36
Shareholders’ equity per share	12.41	8.28	8.51	7.83	7.63
Tangible shareholders’ equity per share (1)	11.23	8.28	8.51	7.83	7.63

PERFORMANCE RATIOS
Return on average assets	(0.10)%	(0.06)%	0.68%	0.45%	0.52%
Return on average equity	(0.88)	(1.26)	11.21	7.40	5.35
Net interest margin	1.98	2.01	2.55	2.70	2.77
Efficiency ratio	102.99	84.34	66.68	73.32	89.37

CAPITAL RATIOS
Total risk-based capital	20.76%	12.32%	15.96%	10.43%	N/A %
Tier 1 risk-based capital	19.97	11.64	15.33	9.49	N/A
Tier 1 (core) capital	11.65	6.52	7.45	5.05	N/A
Ratio of shareholders’ equity to total assets	15.32	4.59	5.22	4.68	7.84

ASSET QUALITY RATIOS
Total non-performing assets to total assets	0.41%	0.18%	0.10%	0.14%	0.55%
Total non-performing loans to total loans	0.69	0.31	0.22	0.15	0.82
Net charge-offs to average loans	0.03	0.02	0.01	0.01	0.02
Allowance for loan losses to total loans	0.73	0.71	0.71	0.79	0.96
Allowance for loan losses to non-performing loans	106.58	226.04	323.72	539.02	116.69

OTHER DATA
Number of branches	14	10	7	6	5
Full-time equivalent employees	239	185	131	99	60

(1) Excludes goodwill recognized in connection with the Bay View merger.

SELECTED QUARTERLY DATA

	2006
(Dollars in thousands, except per share data)	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Interest and dividend income	$10,840	$11,137	$10,957	$9,795
Interest expense	7,049	7,141	7,060	6,344
Net interest income	3,791	3,996	3,897	3,451
Provision for loan losses	443	29	318	240
Net interest income, after provision for loan losses	3,348	3,967	3,579	3,211
Noninterest income	600	584	587	415
Noninterest expense	5,157	4,622	4,410	3,926
Loss before income taxes	(1,209)	(71)	(244)	(300)
Income tax benefit	(456)	(62)	(191)	(219)
Net loss	$(753)	$(9)	$(53)	$(81)
Loss per common share - basic and diluted (1) (2)	$(0.07)	$0.00	$(0.01)	$(0.02)

Market price (NYSE: GLK):
High	$16.63	$17.45	$20.98	$17.86
Low	13.82	14.05	16.89	16.74
Close	14.04	16.07	17.48	17.45

	2005
(Dollars in thousands, except per share data)	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Interest and dividend income	$9,128	$8,814	$8,497	$7,847
Interest expense	5,912	5,363	4,727	4,228
Net interest income	3,216	3,451	3,770	3,619
Provision for loan losses	212	216	202	304
Net interest income, after provision for loan losses	3,004	3,235	3,568	3,315
Noninterest income	(2,982)	347	319	434
Noninterest expense	3,263	3,279	3,269	3,209
Income (loss) before income taxes	(3,241)	303	618	540
Income tax provision (benefit)	(1,606)	22	153	119
Net income (loss)	$(1,635)	$281	$465	$421
Earnings (loss) per common share - basic and diluted (1) (2)	$(0.38)	$0.07	$0.11	$0.10

Market price (NYSE: GLK) (3):
High	$18.00	$15.95	$16.24	$17.38
Low	15.30	15.32	15.27	15.58
Close	17.80	15.32	15.47	16.01

(1)
Earnings (loss) per share data is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings or loss per common share amounts may not equal the total for the year.

(2)	All per share data presented have been adjusted to give effect to the 1.0873 stock exchange ratio established in the Bay View merger that occurred on May 1, 2006.
(3)	Stock price data prior to May 1, 2006 is that of Bay View Capital Corporation..

SHAREHOLDER RETURN PERFORMANCE PRESENTATION

The line graph below compares the cumulative total shareholder return on the Company’s common stock to the cumulative total return of the Dow Jones U.S. Financial Services Index, Dow Jones U.S. Banks Index and the Dow Jones Composite Average for the period December 31, 2001 through December 31, 2006. The graph assumes that $100 was invested on December 31, 2000 and that all dividends were reinvested. The information presented below is based on the shareholder return of Bay View Capital Corporation from December 31, 2001 through the date of the merger on May 1, 2006.

Cumulative Total Returns on $100 Investment Made on December 31, 2001

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data” and the description of the business filed herewith in Part I, Item 1, “Business.”

OVERVIEW

Great Lakes Bancorp, Inc. (“GLB”) is a registered banking holding company and Delaware corporation that holds all of the capital stock of Greater Buffalo Savings Bank (“GBSB” or the “Bank”). GBSB is a stock savings bank chartered under and subject to the Banking Laws of New York State. GBSB began operations in 1999 and its parent, Great Lakes Bancorp, Inc. (“Old Great Lakes”), the predecessor of the current bank holding company, was formed in 2003. GBSB provides a full range of loan and deposit products and services to its consumer and commercial customers located principally in Western New York.

On May 1, 2006, Old Great Lakes merged into Bay View Capital Corporation and the surviving corporation was renamed Great Lakes Bancorp, Inc. (“New Great Lakes”). In anticipation of the merger, Bay View Capital Corporation became a registered bank holding company in January 2006. At the time of the merger Bay View Capital Corporation had no ongoing operations. From the historical perspective of Old Great Lakes, the merger with Bay View provided: (1) $101.7 million of new capital, including significant cash balances; (2) significant tax benefits to shield future taxable income; (3) a New York Stock Exchange listing for shares exchanged in the merger; and (4) three new directors from Bay View with significant community banking experience. Details of the merger are provided in the notes to the accompanying consolidated financial statements.

The following discussion and analysis of financial condition and results of operations pertains to Old Great Lakes and GBSB before the merger, and New Great Lakes and GBSB after the merger. These bank holding companies before and after the merger as applicable, and Greater Buffalo Savings Bank, are hereinafter collectively referred to as the “Company.”

As of December 31, 2006, the Company had 14 full-service banking branches in operation, $884.4 million of assets, $634.7 million of deposits, and $135.5 million of shareholders’ equity. The Company’s 14 bank branches are located in three counties in Western New York. Eleven bank branches are located in Erie County where the city of Buffalo is located, two bank branches are in Chautauqua County, and one bank branch is in Niagara County. The Company plans to open four bank branches in 2007 including two in Erie County in suburbs of Buffalo, one in Niagara County and one in Chautauqua County. The new branch in Chautauqua County will replace an existing branch. The Company presently has no plans to build or open additional bank branches after 2007. The Company’s executive offices, main banking branch, lending operations and administrative center are located at 2421 Main Street in Buffalo, New York.

In early 2007, the Company received regulatory approval to open two mortgage loan production offices in Long Island, New York as part of a new mortgage banking initiative established in 2006. This initiative is designed to significantly increase noninterest income. It involves the origination and sale of residential mortgage loans with related mortgage servicing rights released to the purchasers. The Company anticipates opening these two mortgage loan production offices for business in the second quarter of 2007. The Company’s principal mortgage banking activities are conducted in Buffalo, New York. A description of the Company’s new mortgage banking initiative is provided in Part I, Item 1, “Business.”

Financial Overview

The Company’s total assets increased from $775.1 million at December 31, 2005 to $884.4 million at December 31, 2006 due principally to the Bay View merger. The Company acquired $138.3 million of assets and assumed $36.6 million of liabilities in the merger. The $138.3 million of assets acquired included $81.6 million of unrestricted and restricted cash, $40.6 million of net deferred tax assets, other miscellaneous assets of $3.3 million and $12.8 million of goodwill. With the exception of a $5.3 million long-term leased facility obligation assumed in the merger, most of the other liabilities acquired were short-term in nature and were subsequently satisfied using cash balances acquired. A large portion of the Bay View cash balances that remained after the satisfaction of the assumed liabilities was used to pay down wholesale borrowings of the Bank.

While total assets remained static in 2006 excluding the impact of the merger, loan balances grew considerably, funded by cash investments and wholesale liabilities. Total loans increased from $409.3 million at December 31, 2005 to $513.9 million at December 31, 2006. Using average daily balances to measure loan growth, the Company’s loan portfolio increased by approximately 31% in 2006 impacted by significant activity in the commercial lending businesses. Average balances of commercial and industrial loans grew by approximately 107% in 2006 and commercial real estate loans grew by approximately 88%. Residential mortgage loans grew by approximately 12% and other consumer loans, comprised principally of home equity loans and automobile loans, grew by approximately 31%.

While the Company’s success in growing its lending businesses in 2006 provides bright prospects for the future, the challenging interest rate environment and competitive market conditions that persisted during the year prevented the Company from bringing immediate gains to the bottom line. Increases in interest income were offset in large part by rising funding costs as consumer preferences shifted towards higher-rate money market and certificate accounts. Net interest margins remained flat at 1.98% in 2006 compared to 2.01% in 2005. Provisions for loan losses were up slightly in 2006 to $1.0 million reflecting stable credit quality, and noninterest income, while not large enough to provide significant contribution to overall results, rose across all categories. Noninterest expenses of $18.1 million in 2006 were up approximately 39% as the Company stayed the course with expansion of its branch network, opening five new offices during the year. In addition, significant personnel additions were made to the Company’s lending businesses, support functions and senior management team. The net loss for 2006 was $896 thousand or $.10 per share compared to a net loss of $468 thousand or $.11 per share in 2005.

CRITICAL ACCOUNTING ESTIMATES

Management of the Company is required to evaluate and disclose those accounting estimates that it judges to be critical - those most important to the portrayal of the Company’s financial condition and results of operations and that require management’s most subjective and complex judgments. Management considers the accounting estimates relating to the adequacy of the allowance for loan losses, the carrying value of deferred tax assets, and the evaluation of goodwill for potential impairment to be critical estimates, as the judgments associated with these estimates could have a material effect on the Company’s results of operations.

Adequacy of the Allowance for Loan Losses

The allowance for loan losses represents the Company’s estimate of probable losses that are in the loan portfolio and are reasonably estimable. Additions to the allowance are made with charges to earnings. Significant judgment is involved in estimating losses that are probable of existing in the loan portfolio but may not be readily apparent at any given point in time.

The Bank performs periodic reviews of its loan portfolio to identify risks and to assess the collectibility of its loans. Loss percentages are applied to homogeneous groups of loans where specific losses may be difficult to quantify. These groups of loans generally consist of residential mortgage loans, consumer loans and commercial loans. In addition, specific reserves are applied to loans that have been classified as substandard, doubtful or loss assets. Loan loss estimates relating to individual loans and groups of homogeneous loans are compiled and the Company assesses the adequacy of the loan loss allowance relating to the loan portfolio taken as a whole. More information relating to the Company’s allowance for loan losses can be found in Part I, Item 1, “Business” and the notes to the accompanying consolidated financial statements.

Carrying Value of Deferred Taxes

The Company acquired significant net deferred income tax assets in the Bay View merger whose realization is dependent upon the Company’s generation of future taxable income before the tax benefits expire. Under the accounting guidelines, the Company is required to first recognize a deferred tax asset to the full extent of the tax benefits that can be used, and then to evaluate whether a valuation allowance should be recorded against the asset to the extent that it is judged more likely than not that some or all of the deferred tax assets will ultimately not be realized. Significant judgment is involved in assessing whether a valuation allowance should be recorded against the deferred tax assets and, if so, the appropriate amount of such valuation allowance. Details pertaining to the valuation allowance recorded against the Company’s net deferred tax assets are provided in Notes 2 and 10 of the notes to the accompanying consolidated financial statements.

Valuation of Goodwill

The Company recognized goodwill in connection with the Bay View merger. Although goodwill is not subject to amortization, the carrying value of the goodwill must be evaluated for potential impairment at least annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. The starting point for assessing potential impairment of goodwill involves a determination of whether the fair value of a reporting unit is less than the carrying value of the unit including the subject goodwill. To the extent that the fair value of the reporting unit is less than the carrying value of the unit, further work is required to allocate the fair value to individual assets and liabilities of the reporting unit and to measure potential impairment of the goodwill. Determining the fair value of a reporting unit involves significant judgment. Since the Company operates with one reporting unit, the evaluation of potential goodwill impairment focuses on the fair value of the entire Company. Management has concluded that the Company’s goodwill is not impaired as of December 31, 2006.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

Net Interest Income

The following table sets forth certain information relating to the consolidated balance sheets and reflects the average yields earned on interest-earning assets, as well as the average rates paid on interest-bearing liabilities for the years indicated. All average balances represent daily average balances.

	Years ended December 31,
	2006			2005			2004
(Dollars in thousands)	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS:
Taxable securities	$250,579	$12,414	4.95%	$327,458	$13,979	4.27%	$219,913	$9,292	4.23%
Tax-exempt securities(1)	15,161	788	5.19	13,448	695	5.17	308	14	4.53
Total investment securities(2)	265,740	13,202	4.97	340,906	14,674	4.30	220,221	9,306	4.23
Short-term investments(3)	39,133	1,847	4.72	9,557	256	2.68	16,546	268	1.62
FHLB stock	3,108	201	6.46	3,485	140	4.01	2,640	52	1.98
Loans	470,597	27,747	5.90	358,592	19,452	5.42	266,702	13,787	5.17
Total interest-earning assets	778,578	$42,997	5.52%	712,540	$34,522	4.84%	506,109	$23,413	4.63%
Allowance for loan losses	(3,215)			(2,537)			(1,918)
Noninterest-earning assets	82,095			38,192			19,184
Total assets	$857,458			$748,195			$523,375

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits:
Interest-bearing checking	$42,207	$582	1.38%	$48,425	$911	1.88%	$20,803	$245	1.18%
Savings	110,356	2,504	2.27	248,062	6,009	2.42	254,146	5,145	2.02
Money market	134,001	5,207	3.89	31,637	880	2.78	10,353	133	1.29
Certificates of deposit	329,184	14,291	4.34	229,364	7,834	3.42	122,459	3,169	2.59
Total interest-bearing deposits	615,478	22,584	3.67	557,488	15,634	2.80	407,761	8,692	2.13
Short-term borrowings	13,277	650	4.90	18,410	680	3.69	860	11	1.34
Repurchase agreements	73,795	3,378	4.58	99,318	3,160	3.18	58,075	1,386	2.39
Long-term borrowings	-	-	-	-	-	-	2,350	102	4.33
Subordinated debentures	12,372	982	7.94	12,372	756	6.11	6,558	304	4.63
Total interest-bearing liabilities	715,192	$27,594	3.86%	687,588	$20,230	2.94%	475,604	$10,495	2.21%
Noninterest-bearing deposits	28,708			20,213			13,983
Other liabilities	11,346			3,765			2,212
Realized shareholders’ equity	105,604			39,544			32,540
Other comprehensive loss	(3,392)			(2,915)			(964)
Total liabilities and shareholders’ equity	$857,458			$748,195			$523,375
Net interest income		$15,403			$14,292			$12,918
Interest rate spread			1.66%			1.90%			2.42%
Contribution of interest-free funds			0.32			0.11			0.13
Net interest margin			1.98%			2.01%			2.55%
Ratio of average interest-earning assets
to average interest-bearing liabilities			108.9%			103.6%			106.4%

(1) The interest on tax-exempt securities is calculated on a tax equivalent basis assuming a Federal tax rate of 34%.
(2) The average balances of securities are based on amortized historical cost.
(3) Short-term investments include interest-earning deposits, restricted interest-earning cash and short-term investments.

Net interest income on a tax-equivalent basis increased from $14.3 million in 2005 to $15.4 million in 2006 on overall improvement in the average volumes and interest rates of earning assets. Average interest-earning assets grew by $66.1 million from $712.5 million in 2005 to $778.6 million in 2006 and the average rate earned on the assets improved from 4.84% to 5.52%. The improvement in interest income was offset in part by rising costs of funding. Interest rates on average interest-bearing liabilities increased from 2.94% in 2005 to 3.86% in 2006 and the volume of interest-bearing deposits increased by $27.6 million.

The Company’s net interest margin was 1.98% in 2006 compared to 2.01% in 2005. Interest-free funds provided 32 basis points to the margin in 2006, compared to 11 basis points in 2005. Average noninterest-bearing demand deposits increased 42.0% to $28.7 million in 2006 compared with $20.2 million in 2005. While the contribution of interest-free funds had a positive impact on the 2006 net interest margin, a 24 basis point decrease in the interest rate spread was more significant, leading to the overall decrease of three basis points in net interest margin.

Increases in the Company’s average loan balances provided the most significant contribution to the 68 basis point increase in the average rate earned on interest-earning assets from 4.84% in 2005 to 5.52% in 2006. Interest income on loans increased by $8.2 million to $27.7 million in 2006. This increase resulted from a $112.0 million increase in average loans outstanding to $470.6 million during 2006 from $358.6 million in 2005. The rate earned on average loans increased to 5.90% in 2006 from 5.42% in 2005.

During 2006, the Company experienced significant migration of interest-bearing deposits from lower-rate checking and savings accounts into higher-rate money market and certificate accounts. The combined average balances of money market and certificate accounts increased $202.2 million, or 77.5% in 2006. A 92 basis point increase in the rates paid on interest bearing liabilities to 3.86% resulted in a $7.4 million increase in the Company’s funding costs in 2006.
The following table quantifies the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company’s net interest income. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in interest rate (changes in interest rate multiplied by current volume); (2) changes in volume (changes in volume multiplied by prior interest rate); and (3) the net change.

	Rate / Volume Analysis
	December 31, 2006 vs. 2005			December 31, 2005 vs. 2004
	Increase/(Decrease)			Increase/(Decrease)
	Due to Change in		Total	Due to Change in		Total
(Dollars in thousands)	Average	Average	Increase	Average	Average	Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
INTEREST INCOME:
Taxable securities	$(3,282)	$1,717	$(1,565)	$4,590	$97	$4,687
Tax-exempt securities	89	4	93	679	2	681
Total investment securities	(3,193)	1,721	(1,472)	5,269	99	5,368
Short-term investments	792	799	1,591	(142)	130	(12)
FHLB stock	(15)	76	61	21	67	88
Loans	6,076	2,219	8,295	4,956	709	5,665
Total interest-earning assets	$3,660	$4,815	$8,475	$10,104	$1,005	$11,109

INTEREST EXPENSE:
Deposits:
Interest-bearing checking	$(117)	$(212)	$(329)	$460	$206	$666
Savings	(3,336)	(169)	(3,505)	(126)	990	864
Money market	2,847	1,480	4,327	477	270	747
Certificates of deposit	3,409	3,048	6,457	3,414	1,251	4,665
Total interest-bearing deposits	2,803	4,147	6,950	4,225	2,717	6,942
Short-term borrowings	(190)	160	(30)	612	57	669
Repurchase agreements	(812)	1,030	218	1,207	567	1,774
Long-term borrowings	-	-	-	(51)	(51)	(102)
Subordinated debentures	-	226	226	332	120	452
Total borrowings	(1,002)	1,416	414	2,100	693	2,793
Total interest-bearing liabilities	1,801	5,563	7,364	6,325	3,410	9,735
CHANGE IN NET INTEREST INCOME	$1,859	$(748)	$1,111	$3,779	$(2,405)	$1,374

Provision for Loan Losses

Provision for loan losses totaled $1.0 million in 2006 and $934 thousand in 2005 reflecting a stable credit environment in 2006.

Noninterest Income

The following table summarizes the Company’s noninterest income.

(Dollars in thousands)	Years Ended December 31,
	2006	2005	2004

Service charges on deposit accounts	$654	$433	$370
Other fees and service charges	535	317	209
Earnings on bank-owned life insurance	469	471	66
Loan fee income	338	85	61
Gain (loss) on sale of securities, net	-	(3,027)	997
Gain (loss) on sale of loans	16	(226)	54
Other operating income	174	65	15

Total noninterest income (loss)	$2,186	$(1,882)	$1,772

Excluding the effect of gains and losses on the sale of loans and securities, noninterest income increased by approximately 59% in 2006 and 90% in 2005. Services charges on deposit accounts relate primarily to overdraft charges and returned check fee income. Other fees and service charges relate primarily to ATM and debit card income. Increases in letter of credit and loan servicing fees contributed to the increase in loan fee income from 2005 to 2006. Other operating income includes early withdrawal penalties on deposit accounts and other miscellaneous income. The Company anticipates that noninterest income will increase in 2007 as its branch network grows and matures, the loan portfolios increase and the impact of its new mortgage banking initiative takes effect.

Noninterest Expense

The following table summarizes the Company’s noninterest expense.

(Dollars in thousands)	Years Ended December 31,
	2006	2005	2004

Salaries and employee benefits	$10,687	$7,419	$5,053
Occupancy, equipment and furnishings	2,472	2,030	1,243
Data processing and operations	962	789	683
Professional services	726	363	259
Advertising	705	492	473
Printing, postage and supplies	441	376	342
Other operating expense	2,122	1,551	1,046

Total noninterest expense	$18,115	$13,020	$9,099

Noninterest expense increased $5.1 million in 2006. Salaries and employee benefits increased $3.3 million relating to expansion of the branch network and significant additions to the lending businesses, support functions and senior management team. Increases in occupancy, equipment and furnishings expense relate to the Company’s branch expansion and development of its infrastructure. The increase in data processing and operations expense was impacted by overall growth of the Company and increases in number of customer accounts. Professional services expense increased mainly due to growth in size and complexity of the Company and the increasing cost of compliance with laws and regulations. Other operating expense includes insurance premiums, franchise taxes, communications expenses and other general operating expenses.

Income Taxes

Effective tax rates are affected by income and expense items that are not subject to Federal or state taxation. The Company’s income tax provision reflects the impact of such items, including tax-exempt interest income from municipal securities, tax-exempt earnings on bank-owned life insurance and the effect of certain state tax credits. The Company’s effective tax rates were (50.9)% in 2006 and (73.7)% in 2005. The change in the Company’s effective tax rate from 2005 to 2006 was due mainly to a reduction in state tax credits.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005 AND DECMBER 31, 2004

Net Interest Income

Net interest income on a tax-equivalent basis increased from $12.9 million in 2004 to $14.3 million in 2005 as a result of increases in the volume of interest-earning assets. The net interest margin was 2.01% for the year ended December 31, 2005 compared to 2.55% for the year ended December 31, 2004. The decrease in the net interest margin resulted from growth of our average interest-bearing liabilities and the corresponding rate paid on them outpacing that of our average interest-earning assets and the corresponding yield received.

Average interest-earning assets grew by $206.4 million from $506.1 million in 2004 to $712.5 million in 2005, while the average rate on interest-earning assets improved from 4.63% to 4.84% over those same periods. However, an increase in the cost of average interest-bearing liabilities from 2.21% in 2004 to 2.94% in 2005, and a $212.0 million increase in interest-bearing liabilities offset these improvements. These increases were driven by higher rates paid on savings accounts and time deposits, attributable in part to the rate environment, Bank initiatives to attract deposits and the expansion of the branch network. The Bank also considers the migration from core deposits to higher yielding time deposits a consequence of the rising rate environment.

Total interest and dividend income increased by $11.1 million or 47.4% to $34.5 million for the year ended December 31, 2005 compared to $23.4 million for the year ended December 31, 2004. An increase in our average loan portfolio was the most significant contribution to the 21 basis point increase in the average rate on interest-earning assets. In addition, the Bank’s other interest-earning assets have begun to generate increased yields associated with the increasing rate environment.

Interest income on loans receivable increased by $5.7 million to $19.5 million during 2005 compared to $13.8 million during 2004. This increase resulted from a $91.9 million increase in average loans outstanding to $358.6 million during 2005 from $266.7 million in 2004. The rate on average loans increased to 5.42% during 2005 from 5.17% in 2004. The Bank’s second quarter purchase of $28.4 million in higher-yielding consumer loans, combined with increased efforts to grow our commercial loan portfolio, significantly contributed to both the increase in average loans and rate.

Interest income on securities (tax equivalent) increased $5.4 million or 57.7% to $14.7 million during 2005 from $9.3 million in 2004. This increase resulted from a $120.7 million increase in average securities to $340.9 million during 2005 from $220.2 million during 2004. The tax equivalent yield on average investments increased to 4.30% during 2005 compared to 4.23% during 2004.

Other interest and dividend income, consisting primarily of interest from short-term investments, increased $76 thousand or 23.6% to $396 thousand in 2005 from $320 thousand in 2004. Average short-term investments, including FHLB stock, decreased from $19.2 million in 2004 to $13.0 million in 2005.

Total interest expense increased by $9.7 million or 92.8% to $20.2 million in 2005 compared to $10.5 million in 2004. This increase resulted primarily from a $212.0 million or 44.6% increase in average interest-bearing liabilities to $687.6 million for the year ended December 31, 2005, from $475.6 million for the year ended December 31, 2004.

Interest expense on deposits, the most significant portion of interest-bearing liabilities, increased by $6.9 million or 79.9% to $15.6 million in 2005 from $8.7 million in 2004. The average balance of deposits increased by $149.7 million or 36.7% to $557.5 million during 2005 from $407.8 million during 2004. The average rate paid on these deposits increased to 2.80% in 2005 from 2.13% in 2004.

Interest expense on borrowings, comprised of short-term and long-term borrowings, repurchase agreements and subordinated debentures, increased by $2.8 million from $1.8 million in 2004 to $4.6 million in 2005. The additional expense resulted from an increase of $62.3 million in average borrowings combined with an 87 basis point increase in the rate paid on average borrowings from 2.66% in 2004 to 3.53% in 2005.

Provision for Loan Losses

The provision for loan losses was $934 thousand in 2005, an increase of $633 from 2004. The increase in 2005 is due primarily to an increase in the growth of net loans receivable of $116.7 million.

Noninterest Income

Noninterest income was a negative $1.9 million in 2005, consisting primarily of losses from the sale of investment securities of $3.0 million and a loss on the sale of loans of $226 thousand, offset by $433 thousand in service charges on deposit accounts and an increase in the cash surrender value of bank-owned life insurance (“BOLI”) of $471 thousand. Noninterest income amounted to $1.8 million in 2004 and consisted primarily of $997 thousand of realized gains on the sale of investment securities; $370 thousand in service charges on deposit accounts and an increase in the cash surrender value of bank-owned life insurance (“BOLI”) of $66 thousand.

Noninterest Expense

Noninterest expense amounted to $13.0 million in 2005 compared to $9.1 million in 2004. This increase is primarily due to increased salaries and benefits and additional occupancy expense attributed to the development of the Bank’s infrastructure and branch locations.

Salaries and employee benefits increased from $5.1 million in 2004 to $7.4 million in 2005. This increase was due to higher staffing levels as the number of full-time equivalent employees increased from 131 to 185 at December 31, 2004 and 2005, respectively. Annual merit increases also contributed to the increase.

Occupancy, equipment and furnishings expense increased 63.3% from $1.2 million in 2004 to $2.0 million in 2005. This increase was primarily the result of equipment costs associated with the increased number of full-time equivalent employees and the occupancy of three additional branch offices during 2005. Data processing and operations expense increased from $683 thousand during 2004 to $789 thousand during 2005, resulting from increases in the number of customer accounts from 2004 and 2005.

Income Taxes

The Company recorded an income tax benefit of $1.3 million for the year ended December 31, 2005 compared with income tax expense of $1.7 million during 2004. The change was due to a pre-tax loss of $1.8 million during 2005 compared to pre-tax income of $5.3 million for the year ended December 31, 2004, combined with changes in the Company’s effective tax rate. The Company’s effective tax rates were (73.7)% in 2005 and 33.0% in 2004. The change in the Company’s effective tax rate from 2005 to 2004 was due to increases in interest income from tax-exempt securities, earnings on bank-owned life insurance and the effect on taxable income of certain state tax credits from 2005 to 2004.

FINANCIAL CONDITION

Lending Activities

The following table summarizes the composition of the Company’s loan portfolio.

	Loan Portfolio Composition
	At December 31,
(Dollars in thousands)	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
Residential	$253,709	49.6%	$223,917	55.2%	$197,477	68.0%	$170,830	76.1%	$109,518	77.2%
Home equity	53,676	10.5	49,874	12.3	27,678	9.5	19,924	8.9	11,997	8.5
Commercial	78,666	15.4	51,758	12.7	27,637	9.5	19,594	8.7	13,004	9.2
Construction	25,481	5.0	5,319	1.3	5,776	2.0	1,459	0.7	264	0.2
Total mortgage loans	411,532	80.5	330,868	81.5	258,568	89.0	211,807	94.4	134,783	95.1

Commercial and industrial loans	55,055	10.8	36,940	9.1	12,236	4.2	11,379	5.1	6,567	4.6
Automobile loans	43,719	8.6	37,626	9.3	19,428	6.7	839	0.4	-	-
Other consumer loans	659	0.1	491	0.1	249	0.1	361	0.1	434	0.3
Total loans	510,965	100.0%	405,925	100.0%	290,481	100.0%	224,386	100.0%	141,784	100.0%

Allowance for loan losses	(3,781)		(2,910)		(2,097)		(1,807)		(1,377)
Deferred loan costs, net	6,744		6,321		4,260		3,373		1,851
Total loans, net	$513,928		$409,336		$292,644		$225,952		$142,258

During 2006, loans increased $104.6 million from $409.3 million to $513.9 million. At December 31, 2006, the portfolio consists of 80.5% mortgage loans secured by real estate, 10.8% commercial and industrial loans and 8.7% consumer loans. The loan portfolio had a weighted average interest yield of 6.46% at December 31, 2006 and 6.05% at December 31, 2005.

The following table summarizes nonaccrual loans and non-performing assets.

	Delinquent and Non-performing Assets
(Dollars in thousands)	At December 31,
	2006	2005	2004	2003	2002

Nonaccrual loans	$3,548	$625	$459	$287	$821
Accruing loans contractually past due over 90 days	-	662	189	49	359
Foreclosed assets	91	126	56	202	58
Total non-performing assets	$3,639	$1,413	$704	$538	$1,238

Non-performing loans to total loans	0.69%	0.31%	0.22%	0.15%	0.82%
Non-performing assets to total assets	0.41%	0.18%	0.10%	0.14%	0.55%

The increase in nonaccrual loans in 2006 relates principally to two real estate construction loans in Western New York. Both loans are secured by the projects and personal guarantees of the borrowers. One project has experienced construction delays and the other slow sales of lots.

Interest income that would have been recorded had nonaccrual loans been current in accordance with their original terms amounted to $167 thousand in 2006, $9 thousand in 2005, $20 thousand in 2004, $7 thousand in 2003 and $39 thousand in 2002.

Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses.

	Loan Loss Analysis
	Year Ended December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002

Allowance for loan losses, beginning of year	$2,910	$2,097	$1,807	$1,377	$925
Charge-offs:
Residential mortgage	(10)	-	-	-	(15)
Commercial loans	-	(6)	-	-	(4)
Consumer loans	(151)	(59)	(13)	(10)	(1)
Total charge-offs	(161)	(65)	(13)	(10)	(20)
Recoveries - consumer loans	2	9	2	-	1
Net charge-offs	(159)	(56)	(11)	(10)	(19)
Provision for loan losses	1,030	934	301	440	471
Allowance related to loans sold	-	(65)	-	-	-
Allowance for loan losses, end of year	$3,781	$2,910	$2,097	$1,807	$1,377

Net charge-offs to average loans	0.03%	0.02%	0.01%	0.01%	0.02%
Allowance to end of period loans	0.73%	0.71%	0.71%	0.79%	0.96%
Allowance to end of period non-performing loans	106.58%	226.04%	323.72%	539.02%	116.69%

The following table summarizes the allocation of the allowance for loan losses among the various categories of loans.

	Allowance for Loan Losses
	At December 31,
	2006		2005		2004		2003		2002
		Percentage		Percentage		Percentage		Percentage		Percentage
	Loan	of loans by	Loan	of loans by	Loan	of loans by	Loan	of loans by	Loan	of loans by
(Dollars in thousands)	Loss	category to	Loss	category to	Loss	category to	Loss	category to	Loss	category to
	Allowance	total loans	Allowance	total loans	Allowance	total loans	Allowance	total loans	Allowance	total loans
Real estate loans:
Residential	$1,217	49.6%	$1,009	55.2%	$1,036	68.0%	$1,039	76.1%	$775	77.2%
Home equity	443	10.5	429	12.3	224	9.5	199	8.9	119	8.5
Commercial	656	15.4	514	12.7	325	9.5	288	8.7	331	9.2
Construction	443	5.0	75	1.3	71	2.0	10	0.7	1	0.2
Commercial and
industrial loans	481	10.8	428	9.1	171	4.2	256	5.1	145	4.6
Automobile loans	533	8.6	450	9.3	267	6.7	11	0.4	-	-
Other consumer loans	8	0.1	5	0.1	3	0.1	4	0.1	6	0.3
Total	$3,781	100.0%	$2,910	100.0%	$2,097	100.0%	$1,807	100.0%	$1,377	100.0%

Management believes that the allowance for loan losses at December 31, 2006 is adequate to cover probable losses in the loan portfolio at that date. Factors beyond the Company's control, however, such as general national and local economic conditions, can adversely impact the adequacy of the allowance for loan losses. As a result, no assurance can be given that adverse economic conditions or other circumstances will not result in increased losses in the portfolio or that the allowance for loan losses will be sufficient to meet actual loan losses.

Investment Activities

The Company’s investment policy is designed to manage liquidity, interest rate risk, asset quality and yield. Performance of the Company’s investment portfolio is evaluated on a regular basis by management and the Asset/Liability Committee of the Board of Directors. The Company classifies its investment securities as either available for sale or held to maturity and these classifications are reviewed each reporting period

Available for sale investments may be sold in response to changing market and interest rate conditions or for other business purposes. Activity in this portfolio is undertaken to manage liquidity and interest rate risk and to take advantage of market opportunities. This portfolio increased $21.9 million in 2006 to $233.9 million at December 31, 2006. Purchases of available for sale securities totaled $55.1 million during the year. There were no sales of available for sale securities in 2006. The average estimated life of available for sale securities in 2006, taking into account prepayment estimates on mortgage backed securities based on historical information, was 4.4 years. The investments had a weighted average yield of 5.08% at December 31, 2006. The portfolio had an estimated life of 4.3 years and a weighted average yield of 4.88% at December 31, 2005. The available for sale portfolio had net unrealized losses of $4.0 million and $4.5 million at December 31, 2006 and 2005, respectively. The Company concluded that the unrealized losses at December 31, 2006 and 2005 were temporary in nature.

Securities classified as held to maturity are carried at amortized cost. The portfolio totaled $16.0 million at December 31, 2006 and 2005. There were no purchases of held to maturity securities during 2006. The average estimated life of held to maturity securities was 11.2 years at December 31, 2006 and the weighted average yield was 3.97% at December 31, 2006. This compared to 12.2 years and a weighted average yield of 3.87% at December 31, 2005. The held to maturity portfolio had net unrealized losses of $239 thousand and $404 thousand at December 31, 2006 and 2005, respectively.

The following table summarizes the composition of the available for sale and held to maturity security portfolios.

	At December 31,
	2006		2005		2004
(Dollars in thousands)	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Securities available for sale:
U.S. Government agency obligations	$19,997	$19,674	$19,996	$19,681	$36,979	$36,465
Mortgage-backed securities:
Government agency issued or guaranteed	42,546	41,954	35,508	35,127	75,404	74,631
Privately issued	172,138	169,078	157,836	154,170	226,623	224,275
State and municipal obligations	2,155	2,139	2,162	2,131	-	-
Corporate and other debt obligations	1,008	1,008	1,016	916	2,163	2,168
Total available for sale securities	237,844	233,853	216,518	212,025	341,169	337,539

Securities held to maturity:
State and municipal obligations	12,987	12,744	13,014	12,624	4,101	4,070
Corporate and other debt obligations	3,010	3,014	3,010	2,996	3,010	3,002
Total held to maturity securities	15,997	15,758	16,024	15,620	7,111	7,072
Total investment securities	$253,841	$249,611	$232,542	$227,645	$348,280	$344,611

 The investment portfolio contains securities issued by the following entities (exclusive of obligations of the U.S. Government and Federal agencies) whose total amortized cost exceeds 10% of shareholders' equity at December 31, 2006.

(Dollars in thousands)	Amortized	Fair
	Cost	Value
Issuer:
Bank of America Funding Corporation	$26,732	$26,487
Bank of America Mortgage Securities	14,931	14,647
Citicorp Mortgage Securities, Inc.	14,534	14,125
Countrywide Alternative Loan Trust	19,036	18,986
GMAC Mortgage Corporation Loan Trust	16,515	16,212
GSR Mortgage Loan Trust	16,220	15,846
Wells Fargo MBS Trust	25,909	25,398

Funding Activities

Deposits

Deposits comprised of noninterest-bearing demand deposits and interest-bearing savings and time deposits represent the Company’s primary source of funding. The Company gathers deposits in its market areas by paying competitive interest rates, offering high quality customer service, using technology to deliver services efficiently and effectively, and by aggressively marketing its products. The Company offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. At December 31, 2006, total deposits were $634.7 million, representing an increase of $13.6 million for the year. The weighted average interest rate on deposits was 3.63% at December 31, 2006, representing and increase of 53 basis points from year-end 2005. Certificates of deposit at December 31, 2006 and 2005 were 53.2% and 47.2% of total deposits with weighted average rates of 4.65% and 3.87%, respectively.

The following table summarizes the composition of the Company’s deposits.

	At December 31,
(Dollars in thousands)	2006		2005		2004

	Amount	Percent	Amount	Percent	Amount	Percent

Interest-bearing checking	$45,139	7.1%	$43,579	7.0%	$40,749	7.7%
Noninterest-bearing checking	37,145	5.9	23,846	3.8	19,761	3.7
Savings	92,618	14.6	160,088	25.8	299,332	56.5
Money market	121,836	19.2	100,473	16.2	8,833	1.7
Certificates of deposit < $100,000	199,182	31.4	180,985	29.1	83,366	15.7
Certificates of deposit of $100,000 or more	138,736	21.8	112,113	18.1	78,059	14.7
	$634,656	100.0%	$621,084	100.0%	$530,100	100.0%

Short-term Borrowings and Securities Sold Under Agreements to Repurchase

At December 31, 2006, short-term borrowings consisted of overnight borrowings with the Federal Home Loan Bank (“FHLB”) of $17.5 million and $400 thousand of Treasury Tax and Loan (“TT&L”) deposits obtained through the Bank’s Federal Reserve Bank account. At December 31, 2005, short-term borrowings consisted of a six-month advance due to the FHLB totaling $20.5 million and $400 thousand of TT&L deposits. The weighted average rate on short-term borrowings was 5.39% at December 31, 2006 and 4.67% at December 31, 2005.

Short-term borrowings from the FHLB are used to satisfy funding requirements resulting from daily fluctuations in deposit, loan and investment activities. FHLB borrowings are collateralized by certain investment securities, FHLB stock owned by the Company and certain qualifying loans. Treasury Tax and Loan deposits can fluctuate daily and are generally short-term in nature.

Total securities sold under agreements to repurchase were $74.0 million and $82.0 million at December 31, 2006 and 2005, respectively. Total borrowings and repayments under agreements to repurchase during 2006 were $216.0 million and $224.0 million, respectively.

The following table summarizes information relating to the Company’s short-term borrowings and repurchase agreements.

	At or for the Year Ended December 31,
(Dollars in thousands)	2006	2005	2004

Year-end balance:
Short-term borrowings	$17,900	$20,900	$30
Repurchase agreements	74,000	82,000	119,000

Year-end weighted average interest rate:
Short-term borrowings	5.39%	4.66%	2.00%
Repurchase agreements	4.89	3.86	2.43

Maximum outstanding at any month-end:
Short-term borrowings	$30,184	$33,139	$6,310
Repurchase agreements	112,500	109,000	129,000

Average balance during the year:
Short-term borrowings	$13,277	$18,410	$860
Repurchase agreements	73,795	99,318	58,075

Average interest rate for the year:
Short-term borrowings	4.90%	3.69%	1.34%
Repurchase agreements	4.58	3.18	2.39

Subordinated Debentures and Long-term Debt

In June 2004, GLB established Great Lakes Bancorp Statutory Trust I, which issued 12,000 floating rate pooled trust preferred securities with a liquidation preference of $1,000 per security. The trust preferred securities represent an interest in the related subordinated debentures of the Company, which were purchased by the Trust and have substantially the same payment terms as these trust preferred securities. The subordinated debentures are the only assets of the Trust and interest payments from the debentures finance the distributions paid on the trust preferred securities. Distributions on the debentures are payable quarterly at a variable interest rate equal to 3-month LIBOR plus 2.70% (8.06% and 7.20% at December 31, 2006 and 2005, respectively). The interest rate resets quarterly.

There was no long-term debt outstanding at December 31, 2006 and 2005. In June 2004, the Company utilized a portion of the proceeds from the issuance of subordinated debentures to retire a $5.0 million note payable to a bank. Interest expense on the note totaled $102 thousand in 2004.

Shareholders’ Equity

Shareholders’ equity increased by $100.0 million in 2006 to $135.5 million at December 31, 2006. The Bay View merger contributed $100.5 million to shareholders’ equity, net of merger costs. An increase in the fair value of available for sale securities increased equity by $306 thousand and the 2006 net loss reduced equity by $896 thousand.

The Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation (FDIC) and the New York State Banking Department (NYSBD). At December 31, 2006, the Bank’s equity as a percentage of total assets exceeded all regulatory requirements. For detailed information on regulatory capital, see Note 13 of the notes to consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds are customer deposits, short-term borrowings and proceeds from principal and interest payments on loans, mortgage-backed securities and investment securities. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are influenced by the general level of interest rates, economic conditions, competition and changes in consumer preferences. In general, as interest rates rise, cash flows from mortgage prepayments and principal paydowns on our mortgage-backed securities decrease.

The overall asset/liability strategy of the Company takes into account the need to maintain adequate liquidity to fund asset growth and deposit runoff. The Company’s liquidity position is monitored daily in conjunction with the Federal Reserve position monitoring. The Company may borrow funds from the Federal Home Loan Bank on a short or longer-term basis. The Company may sell or pledge investment securities to create additional liquidity. The Company’s deposit base provides the most significant source of funds.

The Bank is required to maintain specific amounts of capital pursuant to FDIC regulations. As of December 31, 2006, the Bank was in compliance with all regulatory capital requirements. The Bank had a total risk-based capital to risk-weighted assets ratio of 10.8%, a Tier 1 risk-based capital to risk-weighted assets ratio of 10.0% and a leverage ratio of 5.8% at December 31, 2006 These ratios exceed the minimum capital ratios as required by Federal and state regulations.

Contractual Obligations and Other Commitments

The following table summarizes the maturities of various contractual obligations and other commitments.

	At December 31, 2006
(Dollars in thousands)	Less than 1	Over 1 to 3	Over 3 to 5	Over 5
	year	years	years	years	Total
Certificates of deposit (1)	$272,659	$64,349	$910	$-	$337,918
Borrowings	17,900	29,000	45,000	-	91,900
Subordinated debentures	-	-	-	12,372	12,372
Commitments to extend credit(2)	90,961	-	-	-	90,961
Standby letters of credit	7,082	13,854	-	-	20,936
Operating leases	198	327	50	-	575
Total contractual obligations	$388,800	$107,530	$45,960	$12,372	$554,662

(1)
Includes the maturity of certificates of deposit amounting to $100 thousand or more as follows: $25.9 million in three months or less; $33.4 million between three months and six months; $56.9 million between six months and one year; and $22.4 million over one year.

(2)	We do not expect all of our commitments to extend credit and standby letters of credit to be funded. Thus, the total commitment amounts do not necessarily represent our future cash requirements.

With the exception of the Company’s obligations in connection with its trust preferred securities and in connection with its irrevocable letters of credit and loan commitments, the Company had no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. For additional information on off-balance sheet arrangements, see “Note 1 - Summary of Significant Accounting Policies,” “Note 2 - Merger with Bay View Capital Corporation” and “Note 12 - Commitments and Contingencies” in the notes to the accompanying consolidated financial statements.

The contractual maturities of the available for sale and held to maturity portfolios are summarized in the following table. The table does not reflect the impact of prepayments or redemptions that could substantially reduce the lives of the securities from the stated contractual maturities.

	At December 31, 2006
		Weighted
(Dollars in thousands)	Amortized	Average
	Cost	Yield(1)
Securities available for sale:
U.S. Government agency obligations:
Due from five to ten years	$12,000	4.96%
Due after ten years	7,997	4.95
Mortgage-backed securities: (2)
Government agency issued or guaranteed
Due from five to ten years	1,366	4.98
Due after ten years	41,180	5.04
Privately issued
Due after ten years	172,138	5.13
State and municipal obligations:
Due from one to five years	535	4.97
Due from five to ten years	1,620	5.50
Corporate and other debt obligations:
Due from one to five years	1,008	5.33
	237,844	5.10
Securities held to maturity:
State and municipal obligations:
Due from one to five years	868	4.36
Due from five to ten years	11,916	5.22
Due after ten years	203	5.30
Corporate and other debt obligations:
Due after ten years	3,010	6.39
	15,997	5.39
Total investment securities	$253,841	5.12%

(1)	The weighted average yields are stated on a federal tax equivalent basis using a tax rate of 34%.

(2)	Does not reflect estimated prepayments of mortgage-backed securities; estimated lives are significantly shorter than contractual maturities.

The following table summarizes the contractual maturities of the Company’s loan portfolio at December 31, 2006. Loans with adjustable or renegotiable interest rates are shown as maturing in the period in which the contract is due. The table reflects the entire unpaid principal balance of a loan in the maturity period that includes the final payment date, and accordingly, does not reflect the effects of scheduled payments or possible prepayments.

	Contractual Loan Maturity
	At December 31, 2006
(Dollars in thousands)	Less than	One to	More than
	One Year	Five Years	Five Years	Total
Real estate loans:
Residential	$1,195	$743	$251,771	$253,709
Home equity	2	2,251	51,423	53,676
Commercial	911	28,893	48,862	78,666
Construction	21,823	3,292	366	25,481
Total mortgage loans	23,931	35,179	352,422	411,532
Commercial and industrial loans	23,016	25,208	6,831	55,055
Automobile loans	154	36,680	6,885	43,719
Other consumer loans	109	308	242	659
Total loans	$47,210	$97,375	$366,380	$510,965

The following table summarizes fixed rate and adjustable rate loans at December 31, 2006 that are contractually due after December 31, 2007.

	Interest Sensitivity
	Loans Due After December 31, 2007
		Floating or
(Dollars in thousands)	Fixed	Adjustable
	Rate	Rates	Total
Real estate loans:
Residential	$206,309	$46,205	$252,514
Home equity	21,536	32,138	53,674
Commercial	18,379	59,376	77,755
Construction	368	3,290	3,658
Total mortgage loans	246,592	141,009	387,601
Commercial and industrial loans	18,017	14,022	32,039
Automobile loans	43,565	-	43,565
Other consumer loans	550	-	550
Total loans	$308,724	$155,031	$463,755

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s Board of Directors has formulated an Interest Rate Risk Management (“IRR”) policy designed to promote long-term profitability while managing interest rate risk. An Asset/Liability Committee comprised of members of senior management and the Board of Directors is responsible for the management of interest rate risk. This Committee meets monthly and reports to the Board of Directors concerning asset/liability policies, strategies and the Company’s current interest rate risk position. The Committee’s first priority is to structure and price the Company’s assets and liabilities to maintain an acceptable interest rate spread while reducing the net effects of change in interest rates.

The primary objectives of the Company’s interest rate risk management strategy are to evaluate the interest rate risk inherent in certain balance sheet accounts; determine the appropriate level of interest rate risk given the Company’s business plan, the current business environment and its capital and liquidity requirements; and manage interest rate risk in a manner consistent with the approved guidelines and policies set by the Board of Directors.

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

An asset or liability is interest rate sensitive within a specific time period if it will mature or reprice within that time period. If the Company’s assets mature or reprice more quickly or to a greater extent than its liabilities, the institution’s net portfolio value and net interest income would tend to increase during periods of rising interest rates but decrease during periods of declining interest rates. If the Company’s assets mature or reprice more slowly or to a lesser extent than its liabilities, the Company’s net portfolio value and net interest income would tend to decrease during periods of rising interest rates but increase during periods of falling interest rates.

The Company has contracted with an outside balance sheet consultant who utilizes financial data provided by management to review and analyze interest rate risk measurements on a quarterly basis. The last current position assessment, conducted as of December 31, 2006, concluded that the Company’s interest rate risk profile was liability sensitive. Assuming an immediate +200 basis point shock to the existing balance sheet, estimated net interest income would decrease approximately 5.1% during the first year. Assuming an immediate -200 basis point shock to the existing balance sheet, estimated net interest income would increase approximately 3.8% during the first year.

At December 31, 2006, the Company’s one-year “gap” position, the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year, was a negative $37.9 million. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position is likely to experience a decline in net interest income as the cost of its interest-bearing liabilities increase at a rate faster than its yield on interest-earning assets. In comparison, an institution with a positive gap is likely to realize an increase in its net interest income in a rising interest rate environment.

The following table sets forth the estimated maturity or repricing and the resulting interest sensitivity gap, of the Company's interest-earning assets and interest-bearing liabilities and the cumulative interest sensitivity gap at December 31, 2006. The expected maturities are presented on a contractual basis or, if more relevant, based on projected call dates. Actual maturities may differ from contractual maturities because of prepayment assumptions and early withdrawal of deposits.

	At December 31, 2006
		Over Three	Over
	Three	Months	One Year
(Dollars in thousands)	Months	Through	Through	Over
	or Less	One Year	Five Years	Five Years	Total
INTEREST-EARNING ASSETS:
Interest-earning deposits in other
financial institutions	$4,354	$-	$-	$-	$4,354
Investment securities:
Available for sale	16,828	38,416	140,524	38,085	233,853
Held to maturity	3,021	17	1,131	11,828	15,997
Federal Home Loan Bank stock	2,712	-	-	-	2,712
Loans	130,672	84,297	232,381	63,615	510,965
Total interest-earning assets	$157,587	$122,730	$374,036	$113,528	767,881
Cash and due from banks					13,595
Other assets(1)					102,936
Total assets					$884,412

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Savings and interest-bearing checking	$4,835	$10,419	$50,465	$193,874	$259,593
Certificates of deposit	92,223	180,436	65,259	-	337,918
Borrowings	17,900	-	64,000	10,000	91,900
Subordinated debentures	12,372	-	-	-	12,372
Total interest-bearing liabilities	$127,330	$190,855	$179,724	$203,874	701,783
Noninterest-bearing deposits					37,145
Other liabilities					9,974
Total liabilities					748,902
Shareholders’ equity					135,510
Total liabilities and shareholders’ equity					$884,412
Interest sensitivity gap per period	$30,257	$(68,125)	$194,312	$(90,346)	$66,098
Cumulative interest sensitivity gap	$30,257	$(37,868)	$156,444	$66,098	$-
Cumulative gap as a percentage of
cumulative interest-earning assets	19.2%	(13.5)%	23.9%	8.6%

(1)	Includes allowance for loan losses and deferred loan origination costs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this Item 8 is set forth beginning at page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 16, 2006, the Company decided to engage KPMG LLP ("KPMG") as its principal accountants for the fiscal year ending December 31, 2006 and chose not to renew the engagement of Grant Thornton  LLP ("Grant Thornton"), which was then serving as the Bay View Capital Corporation's independent auditors.  The decision to change accountants was recommended by the Audit Committee and approved by the Board of Directors.

Effective May 1, 2006, Great Lakes Bancorp, Inc. ("Old Great Lakes") merged into Bay View Capital Corporation ("BVCC") and BVCC, as the surviving legal entity, changed its name to Great Lakes Bancorp, Inc. (“New Great Lakes”). KPMG was serving as the principal accountants of Old Great Lakes at the time of the merger.

In connection with the audits of the consolidated financial statements of BVCC and subsidiaries as of and for the years ended December 31, 2005 and 2004, and the subsequent review of the consolidated financial statements for the quarterly period ended March 31, 2006, there were no disagreements with Grant Thornton through the date of their dismissal, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreement, if not resolved to Grant Thornton's satisfaction, would have caused Grant Thornton to make reference in connection with their opinion of the subject matter of the disagreement.

The audit report of Grant Thornton on the consolidated financial statements of BVCC and subsidiaries as of and for the year ended December 31, 2005 and on the effectiveness of BVCC and subsidiaries' internal control over financial reporting as of December 31, 2005 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

The audit report of Grant Thornton on the consolidated financial statements of BVCC and subsidiaries as of and for the year ended December 31, 2004 and on the effectiveness of BVCC and subsidiaries' internal control over financial reporting as of December 31, 2004 did not contain any disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except that it contained an adverse opinion on the effective operation of internal control over financial reporting as of December 31, 2004.  This adverse opinion related to BVCC management's identification of three material weaknesses in internal control at December 31, 2004 relating to: (1) maintaining effective control over the accounting for a derivative instrument, (2) insufficient resources and qualified accounting personnel to identify and resolve accounting issues and to provide sufficient supervision and review of the financial reporting process, and (3) maintaining effective control over the effectiveness of controls at two third-party service organizations.

ITEM 9A. CONTROLS AND PROCEDURES

With the participation of management, the Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2006. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of that date, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2007 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2007 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2007 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2007 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2007 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	FINANCIAL STATEMENTS

Reference is made to the Index to Consolidated Financial Statements of Great Lakes Bancorp, Inc. and Subsidiary under Item 8 in Part II of this Form 10-K.

(b)	EXHIBITS

The following exhibits are filed as part of this report:

Exhibit
Number	Exhibit

2.1	Agreement and Plan of Reorganization, dated as of February 10, 2003, between the Registrant and Greater Buffalo Savings Bank (incorporated by reference to Annex A to the Registrant’s
Registration Statement No. 333-103211 on Form S-4 dated February 14, 2003).

2.2	Agreement and Plan of Merger, dated as of October 26, 2005, between the Registrant and Bay View Capital Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s
Current Report on Form 8-K dated October 28, 2005).

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Annex C to the
Registrant’s Registration Statement No. 333-103211 on Form S-4 dated February 14, 2003).

3.2	Bylaws of the Registrant (incorporated by reference to Annex D to the Registrant’s Registration
Statement No. 333-103211 on Form S-4 dated February 14, 2003).

4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s
Registration Statement No. 333-103211 on Form S-4 dated February 14, 2003).

4.2	Form of Voting Agreement, dated as of October 26, 2005, between various Officers and Directors of the Registrant and Bay View Capital Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 28, 2005).

#10.1	Employment Agreement dated January 1, 2007 between the Registrant and Andrew W. Dorn, Jr.

#10.2	Employment Agreement dated January 1, 2007 between the Registrant and Michael J. Rogers

#10.3	Employment Agreement dated January 1, 2007 between the Registrant and Lawrence Schiavi

#10.4	Employment Agreement dated March 12, 2007 between the Registrant and Peter B. Babiarz

#10.5	Great Lakes Bancorp, Inc. 2000 Stock Option Plan, as amended and restated

#10.6	Great Lakes Bancorp, Inc. 2002 Stock Option Plan, as amended and restated

10.7	Back Office Services Agreement dated May 11, 1999 between Affiliated Computer Services, Inc.
New York and Greater Buffalo Savings Bank (incorporated by reference to Exhibit 10.5 to the
Registrant’s Registration Statement No. 333-103211 on Form S-4 dated February 14, 2003).

10.8	Services Agreement between BISYS, Inc. and Greater Buffalo Savings Bank (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement No. 333-103211 on Form S-4
dated February 14, 2003).

Exhibit
Number	Exhibit

#10.9	Great Lakes Bancorp., Inc. Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to the
Registrant’s Registration Statement No. 333-116753 on Form S-8 dated June 22, 2004).

10.10	Services Agreement between BISYS Information Solutions L.P. and Greater Buffalo Savings Bank
(incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated
November 2, 2004).

10.11	Addendum to Services Agreement No. 1922 dated as of July 1, 2004 between BISYS Information
Solutions L.P. and Greater Buffalo Savings Bank (incorporated by reference to Exhibit 10.2 to the
Registrant’s Current Report on Form 8-K dated November 2, 2004).

*21.1	Subsidiaries of the Registrant.

*31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the
Securities Exchange Act of 1934, as amended.

*31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the
Securities Exchange Act of 1934, as amended.

*32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as
Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as
Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
__________
* Filed herewith
# Indicates management contract or compensatory plan, contract or arrangement

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT LAKES BANCORP, INC.

/s/ Andrew W. Dorn, Jr.	, March 16, 2007
Andrew W. Dorn, Jr.
President & Chief Executive Officer
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael J. Rogers	, March 16, 2007
Michael J. Rogers
Executive Vice President & Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)

A majority of the Board of Directors

/s/ Andrew W. Dorn, Jr.	, March 16, 2007
Andrew W. Dorn, Jr.

/s/ Charles G. Cooper	, March 16, 2007
Charles G. Cooper

/s/ William A. Evans	, March 16, 2007
William A. Evans, Esq.

/s/ Carolyn B. Frank	, March 16, 2007
Carolyn B. Frank

/s/ Robert B. Goldstein	, March 16, 2007
Robert B. Goldstein

/s/ Gerard T. Mazurkiewicz	, March 16, 2007
Gerard T. Mazurkiewicz

/s/ Acea M. Mosey-Pawlowski	, March 16, 2007
Acea M. Mosey-Pawlowski, Esq.

/s/ Dennis M. Penman	, March 16, 2007
Dennis M. Penman

/s/ John W. Rose	, March 16, 2007
John W. Rose

/s/ James A. Smith	, March 16, 2007
James A. Smith, M.D.

/s/ Barry M. Snyder	, March 16, 2007
Barry M. Snyder

/s/ Louis J. Thomas	, March 16, 2007
Louis J. Thomas

/s/ David L. Ulrich	, March 16, 2007
David L. Ulrich

/s/ Frederick A. Wolf	, March 16, 2007
Frederick A. Wolf, Esq.

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
Index to Consolidated Financial Statements

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Great Lakes Bancorp, Inc. and its subsidiary (the "Company"), as such term is defined in Exchange Act Rules 13a-15(f). The Company’s system of internal control over financial reporting has been designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Any system of internal control over financial reporting, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and based on such criteria, we believe that, as of December 31, 2006, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm that audited the Company’s consolidated financial statements has issued an attestation report on management’s assessment of internal control over financial reporting as of December 31, 2006. That report appears herein.

/s/ Andrew W. Dorn, Jr.	/s/ Michael J. Rogers

Andrew W. Dorn, Jr.	Michael J. Rogers
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
March 15, 2007	March 15, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Great Lakes Bancorp, Inc.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Great Lakes Bancorp, Inc. and subsidiary (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Great Lakes Bancorp, Inc. and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 15, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Buffalo, New York
March 15, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Great Lakes Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Great Lakes Bancorp, Inc. and subsidiary (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Great Lakes Bancorp, Inc. and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows each of the years in the three-year period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2007 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

As disclosed in Note 1 to the consolidated financial statements, the Company adopted SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements and FASB Statement No. 123 (revised 2004), Share-Based Payment in 2006.

/s/ KPMG LLP

Buffalo, New York
March 15, 2007

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In thousands, except share and per share data)

December 31,
	2006	2005
ASSETS
Cash and cash equivalents:
Cash and due from banks	$13,582	$13,070
Interest-earning deposits in other financial institutions	444	82,430
Total cash and cash equivalents	14,026	95,500
Restricted cash	3,923	-
Securities available for sale, at fair value	233,853	212,025
Securities held to maturity, at amortized cost (fair value of $15,758 and
$15,620 at December 31, 2006 and 2005, respectively)	15,997	16,024
Federal Home Loan Bank stock, at cost	2,712	3,454
Loans, net of allowance for loan losses of $3,781 and $2,910, respectively	513,928	409,336
Premises and equipment, net	24,765	19,180
Accrued interest receivable	3,694	2,887
Bank-owned life insurance	13,006	12,537
Deferred tax asset, net	43,106	1,731
Goodwill	12,832	-
Other assets	2,570	2,427
TOTAL ASSETS	$884,412	$775,101

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$37,145	$23,846
Interest-bearing	597,511	597,238
Total deposits	634,656	621,084
Short-term borrowings	17,900	20,900
Securities sold under agreements to repurchase	74,000	82,000
Subordinated debentures	12,372	12,372
Accrued expenses and other liabilities	9,974	3,152
TOTAL LIABILITIES	748,902	739,508

Commitments and contingencies (see Note 12)

Shareholders’ equity:
Common stock - 80,000,000 authorized shares of $0.01 par value;
10,923,213 shares issued and 10,921,796 outstanding at December 31, 2006;
and 4,300,436 shares issued and outstanding at December 31, 2005	109	43
Additional paid-in capital	136,138	35,383
Retained earnings	1,934	2,910
Treasury stock, at cost; 1,417 shares	(234)	-
Accumulated other comprehensive loss	(2,437)	(2,743)
TOTAL SHAREHOLDERS’ EQUITY	135,510	35,593
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$884,412	$775,101

See accompanying notes to the consolidated financial statements.

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Years ended December 31,
	2006	2005	2004
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$27,747	$19,452	$13,787
Interest on investment securities:
Taxable	12,414	13,979	9,292
Tax-exempt	520	459	9
Total interest on securities	12,934	14,438	9,301
Dividends on FHLB stock	201	140	52
Other interest income	1,847	256	268
TOTAL INTEREST AND DIVIDEND INCOME	42,729	34,286	23,408

INTEREST EXPENSE:
Deposits	22,584	15,634	8,692
Short-term borrowings	650	680	11
Securities sold under agreements to repurchase	3,378	3,160	1,386
Subordinated debentures and long-term debt	982	756	406
TOTAL INTEREST EXPENSE	27,594	20,230	10,495

NET INTEREST INCOME	15,135	14,056	12,913

PROVISION FOR LOAN LOSSES	1,030	934	301

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	14,105	13,122	12,612

NONINTEREST INCOME:
Service charges on deposit accounts	654	433	370
Other fees and service charges	535	317	209
Earnings on bank-owned life insurance	469	471	66
Loan fee income	338	85	61
Gain (loss) on sale of securities, net	-	(3,027)	997
Gain (loss) on sale of loans	16	(226)	54
Other operating income	174	65	15
TOTAL NONINTEREST INCOME (LOSS)	2,186	(1,882)	1,772

NONINTEREST EXPENSE:
Salaries and employee benefits	10,687	7,419	5,053
Occupancy, equipment and furnishings	2,472	2,030	1,243
Data processing and operations	962	789	683
Professional services	726	363	259
Advertising	705	492	473
Printing, postage and supplies	441	376	342
Other operating expenses	2,122	1,551	1,046
TOTAL NONINTEREST EXPENSE	18,115	13,020	9,099

INCOME (LOSS) BEFORE INCOME TAXES	(1,824)	(1,780)	5,285

INCOME TAX PROVISION (BENEFIT)	(928)	(1,312)	1,746

NET INCOME (LOSS)	$(896)	$(468)	$3,539
EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED	$(0.10)	$(0.11)	0.92

Weighted average number of common shares outstanding - basic and diluted	8,741,737	4,300,436	3,844,461

See accompanying notes to the consolidated financial statements.

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Shareholders’ Equity
Years ended December 31, 2006, 2005 and 2004
(In thousands, except share data)

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Retained	Treasury	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Stock	Loss	Equity
Balance at December 31, 2003, as previously reported	$2	$18,622	$(161)	$-	$(400)	$18,063
Retroactive restatement to reflect 4,300,436 shares
received in exchange in the Bay View merger and
change in par value from $0.001 to $0.01 per share	39	(39)	-	-	-	-
Issuance of 1,878,195 shares of common stock	2	16,902	-	-	-	16,904
Payment of underwriting costs	-	(102)	-	-	-	(102)
Comprehensive income:
Net income	-	-	3,539	-	-	3,539
Increase in net unrealized loss on securities available
for sale, net of tax and reclassification adjustment	-	-	-	-	(1,816)	(1,816)
Total comprehensive income						1,723
Balance at December 31, 2004	$43	$35,383	$3,378	$-	$(2,216)	$36,588
Comprehensive income:
Net loss	-	-	(468)	-	-	(468)
Increase in net unrealized loss on securities available
for sale, net of tax and reclassification adjustment	-	-	-	-	(527)	(527)
Total comprehensive loss						(995)
Balance at December 31, 2005	$43	$35,383	$2,910	$-	$(2,743)	$35,593
Adjustment for adoption of SAB 108 in 2006 (see Note 1)	-	-	(80)	-	-	(80)
Balance at January 1, 2006	$43	$35,383	$2,830	$-	$(2,743)	$35,513
Comprehensive income:
Net loss	-	-	(896)	-	-	(896)
Decrease in net unrealized loss on securities available
for sale, net of tax	-	-	-	-	306	306
Total comprehensive loss						(590)
Outstanding Bay View shares at merger date
- 6,613,099 shares	66	101,584	-	-	-	101,650
Bay View treasury stock at merger date-1,417 shares	-	234	-	(234)	-	-
Bay View merger costs	-	(1,158)	-	-		(1,158)
Stock-based compensation plans:
Compensation expense on stock options	-	19	-	-	-	19
Shares issued from exercise of stock options
- 8,261 shares	-	76	-	-	-	76
Balance at December 31, 2006	$109	$136,138	$1,934	$(234)	$(2,437)	$135,510

See accompanying notes to the consolidated financial statements.

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(896)	$(468)	$3,539
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization of premises and equipment	1,395	996	584
Net amortization of premiums on investment securities	626	1,978	1,110
Net amortization of deferred loan costs	1,679	1,257	857
Compensation expense on stock options	19	-	-
Deferred income tax expense (benefit)	(882)	(1,157)	1,440
Net realized loss (gain) on sales of securities	-	3,027	(997)
Loss (gain) on sale of loans	(16)	226	(54)
Provision for loan losses	1,030	934	301
Increase in accrued interest receivable	(807)	(298)	(1,107)
Increase in bank-owned life insurance	(469)	(471)	(66)
Originations of loans held for sale	(2,512)	-	-
Proceeds from sales of loans held for sale	1,301	-	-
Decrease (increase) in other assets	2,664	(1,363)	(487)
Increase (decrease) in accrued expenses and other liabilities	(29,942)	(225)	2,316
Net cash provided (used) by operating activities	(26,810)	4,436	7,436

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in restricted cash	14,195	-	-
Purchases of securities available for sale	(55,104)	(82,837)	(371,154)
Purchases of securities held to maturity	-	(8,939)	(5,114)
Proceeds from sales of securities available for sale	-	125,259	117,332
Proceeds from principal payments, maturities and calls on securities available for sale	33,179	77,250	50,431
Purchase (redemption) of Federal Home Loan Bank stock, net	742	496	(2,369)
Purchases of loans	(15,352)	(32,803)	(1,918)
Proceeds from sales of loans	-	15,893	10,003
Net increase in loans receivable	(90,306)	(102,199)	(75,961)
Purchase of bank-owned life insurance	-	-	(12,000)
Purchase of premises and equipment	(6,943)	(5,891)	(7,103)
Cash received in Bay View merger, net of merger costs	62,277	-	-
Net cash used in investing activities	(57,312)	(13,771)	(297,853)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	13,572	90,984	169,460
Net increase (decrease) in short-term borrowings	(3,000)	20,870	(1,329)
Proceeds from securities sold under agreements to repurchase	216,000	299,500	139,000
Repayment of securities sold under agreements to repurchase	(224,000)	(336,500)	(20,000)
Proceeds from issuance of subordinated debentures, net of costs	-	-	12,262
Repayment of long-term debt	-	-	(5,000)
Proceeds from issuance of common stock	76	-	16,904
Payment of stock offering costs	-	-	(102)
Net cash provided by financing activities	2,648	74,854	311,195
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(81,474)	65,519	20,778
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	$95,500	$29,981	$9,203
CASH AND CASH EQUIVALENTS, END OF YEAR	$14,026	$95,500	$29,981
Supplemental disclosure of cash flow information:
Cash paid for interest	$27,778	$19,739	$9,724
Cash paid (refunded) for income taxes	(517)	966	14
Acquisition of Bay View Capital Corporation:
Assets acquired (excluding cash and cash equivalents acquired)	74,848	-	-
Liabilities assumed	36,633	-	-

See accompanying notes to the consolidated financial statements.

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

(1.)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Great Lakes Bancorp, Inc. was organized in February 2003 under the Delaware Corporation Law as a holding company for Greater Buffalo Savings Bank. Greater Buffalo Savings Bank was chartered as a New York State shareholder owned savings bank in October 1999. The Bank commenced operations in November 1999 and offers a broad range of loan and deposit products to consumer and commercial customers located principally in Western New York State. On May 1, 2006, Great Lakes Bancorp, Inc. (“Old Great Lakes”) merged into Bay View Capital Corporation and the surviving corporation was renamed Great Lakes Bancorp, Inc. (“New Great Lakes”). The merger is described in Note 2.

The accounting and reporting policies conform to general practices within the banking industry and to U.S. generally accepted accounting principles. Certain reclassification adjustments were made to the 2005 and 2004 financial statements to conform to the 2006 presentation. The following is a description of the significant accounting policies.

(a.)	Principles of Consolidation

The consolidated financial statements include the accounts of Old Great Lakes before the merger described in Note 2, New Great Lakes (formerly Bay View Capital Corporation) after the merger and Greater Buffalo Savings Bank before and after the merger. All significant intercompany accounts and transactions have been eliminated in consolidation. References to “the Company” mean the consolidated reporting entities and references to “the Bank” mean Greater Buffalo Savings Bank.

(b.)	Cash and Cash Equivalents

Cash and cash equivalents include cash and balances due from banks, commercial paper, interest-earning deposits in other financial institutions and federal funds sold that have a term of less than three months at the time of purchase.

The Company was required to have $4.8 million and $3.1 million of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at December 31, 2006 and 2005. Deposits with the Federal Reserve Bank do not earn interest.

(c.)	Restricted Cash

The Company separately classifies cash that is restricted for use under contractual terms or other circumstances.

(d.) Investment Securities

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

(e.)	Loans Held for Sale

Loans held for sale consist of mortgage loans secured by 1-4 family residential real estate. The loans are generally sold with servicing rights released to the purchaser. The Company enters into commitments to sell the loans to hedge interest rate risk. The mortgage loans and related sales commitments are recorded at fair value.

(f.)	Loans Held for Investment

Loans held for investment are stated at their outstanding principal amounts, net of unamortized loan origination fees and costs. Loan origination fees and costs are generally amortized to income using a method that approximates the level-yield method.

Loans are generally placed on nonaccrual status and previously accrued interest charged against earnings when principal or interest is 90 days delinquent, unless management determines that the loan status clearly warrants other treatment. The Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts according to contractual terms or the loan is 90 days delinquent. Loans less than 90 days delinquent are generally deemed to have an insignificant delay in payment and are not considered impaired.

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

Impairment of a loan is measured based on the present value of expected cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the estimated fair value of the collateral if the loan is collateral dependent. Interest received on loans placed on nonaccrual status is applied to principal. Loans are generally returned to accrual status when principal and interest payments are current and full collectibility of remaining principal and interest are reasonably assured. Loans are charged off against the allowance for loan losses when it becomes evident that such balances are not fully collectible.

(g.)	Allowance for Loan Losses

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

(h.)	Premises and Equipment

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

(i.)	Bank-owned Life Insurance

The Bank holds life insurance policies on certain current and former employees. The Bank is the owner and beneficiary of the policies. These policies are recorded at their cash surrender value with increases in value recognized as noninterest income.

(j.)	Goodwill

Goodwill represents the excess of the cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is not amortized but rather reviewed for impairment at least annually. The Company’s goodwill is not tax-deductible.

(k.)	Securities Repurchase Agreements

The Company is a party to securities repurchase agreements with the Federal Home Loan Bank (“FHLB”) of New York and a broker-dealer. These agreements provide for the transfer of securities under agreements to repurchase identical securities at fixed prices in the future. These agreements are accounted for as secured financings and are reflected as liabilities at amounts equal to the cash exchanged. The securities underlying the agreements are included in the Company's investment securities portfolio. These securities are generally delivered to third parties.

(l.)	Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. A valuation allowance is recognized on deferred tax assets if, based upon the weight of available evidence, it is more likely than not that some or all of the assets may not be realized.

(m.)	Stock-Based Compensation Plans

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires companies to recognize compensation expense based on the fair value of the stock-based awards on the grant date. That portion of the grant date fair value that is ultimately expected to vest is recognized as expense over the requisite service period, typically the vesting period, on a straight-line basis. SFAS 123R requires companies to estimate the fair value of stock-based awards using an option-pricing model.

The Company adopted SFAS 123R using the modified prospective transition method, whereby the Company’s financial results for prior periods were not restated to reflect the impact of the new guideline. Prior to 2006, the Company granted stock options with exercise prices equal to estimated fair value at the grant date and no compensation expense was recognized.

SFAS No. 123R requires pro forma disclosures of net income and earnings per share for prior periods presented using the new guideline. These pro forma disclosures are presented in Note 14.

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

(n.)	Earnings Per Share

Basic earnings or loss per share represent net income or loss divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share take into consideration additional common shares that would have been outstanding if dilutive common stock equivalents are considered. As of December 31, 2006, 2005 and 2004, all outstanding stock options were considered anti-dilutive using the treasury stock method due to the exercise price of the stock options being equal to or greater than the estimated fair value of the Company’s stock. Options to purchase 227,767, 184,810 and 185,390 shares of common stock were outstanding at December 31, 2006, 2005 and 2004, respectively, but not included in the computation of diluted earnings per share.

(o.)	Comprehensive Income

Comprehensive income consists of net income or loss and unrealized gains and losses on securities available for sale, net of tax effect.

(p.)	Use of Estimates

In preparing the consolidated financial statements in conformity with U.S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the date of the balance sheet and reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates. Material estimates relate to the determination of the allowance for loan losses, goodwill and the valuation of deferred tax assets.

(q.)	Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulleting No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides clarifying guidance on how companies should measure and evaluate the materiality of unrecorded accounting adjustments that impact the financial results of current and subsequent reporting periods. Historically, companies often chose not to record accounting adjustments deemed to be immaterial based on consistent use of one of two common methods of measuring materiality. SAB 108 requires companies to now measure the materiality of accounting adjustments using both of these common methods, thus reducing materiality thresholds.

The Company historically measured the materiality of unrecorded accounting adjustments focusing on the net effect of current period and reversing prior period adjustments on the income statement. This income statement approach is the most commonly used method in practice. Under SAB 108, the Company must also evaluate the cumulative effect of unrecorded accounting adjustments on the balance sheet and determine whether recording such adjustments to correct the balance sheet would be material to the income statement in the period the corrections are made.

The Company was required to apply the guidance of SAB 108 in 2006. The Company is permitted to adjust opening retained earnings at January 1, 2006 rather than adjust prior year results for unrecorded accounting adjustments that are deemed material to prior years under the new guidance.

The Company had two unrecorded accounting adjustments that were considered in the SAB 108 analysis. The Company has certain operating leases with rent escalation clauses. The Company historically has recorded rent expense based on stated annual rents under the agreements rather than recognizing total rent expense in the agreements on a straight-line basis over the terms. In addition, the Company has consistently expensed the monthly charges of one service provider on a one-month lag. The Company has adjusted retained earnings downward by $80 thousand at January 1, 2006 with corresponding increases to accrued liabilities of $131 thousand and deferred tax assets of $51 thousand to address these two items. The Company’s net loss in the fourth quarter of 2006 was increased by $6 thousand for the impact of these two items on the prior quarters of 2006.

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for the first quarter of 2008. The Company is currently evaluating the impact of FAS 159.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“FAS 157”). FAS 157 provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings and is applicable whenever other standards require or permit assets and liabilities to be measured at fair value. This Statement is effective for the first quarter of 2008. Management does not believe this Statement will have a material effect on the Company’s financial statements.

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize the positive financial impact of an uncertain income tax position if that position is more likely than not of being sustained on audit by taxing authorities based on the technical merits of the position. FIN 48 serves to differentiate the “more likely than not” and “probable” criteria commonly used in evaluating uncertain tax positions. The Company is required to apply FIN 48 in the first quarter of 2007 and is currently reviewing historical tax matters of Bay View Capital Corporation to determine the impact of adopting this pronouncement. Recognition or adjustment of any assets or liabilities relating to tax matters of Bay View under FIN 48 would result in a corresponding adjustment to goodwill.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets: an amendment of FASB Statement No. 140 (“FAS 156”). FAS 156 establishes the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends FAS 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. Adoption of this Statement is required in the first quarter of 2007 and the Company intends to adopt the Statement prospectively. The Company does not believe that adoption will be material to its financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to separate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of FAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interest that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, amends FAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after 2006. Management believes this Statement will not have a material effect on the Company’s financial statements.

(2.)	MERGER WITH BAY VIEW CAPITAL CORPORATION

Overview

On May 1, 2006, Great Lakes Bancorp, Inc. (“Old Great Lakes”) merged into Bay View Capital Corporation (“Bay View”) and the name of the surviving legal entity was changed back to Great Lakes Bancorp, Inc. (“New Great Lakes”). Bay View received approval from the Federal Reserve Bank to be registered as a bank holding company in January 2006.

Also on May 1, 2006, Bay View sold its only remaining operating subsidiary called Bay View Acceptance Corporation (“BVAC”) for cash and with the sale of that entity the full wind down of Bay View’s corporate offices and staff located in San Mateo, California proceeded. By the end of July 2006, the wind down was substantially complete and there were no Bay View employees remaining.

From the Old Great Lakes perspective, the merger provided: (1) significant additional capital in the form of ready cash, (2) significant tax benefits that can be used to shield future taxable income of the combined entity, (3) a New York Stock Exchange listing for their exchanged shares, and (4) three new directors with significant community banking experience.

From the Bay View perspective, the merger provided the Bay View shareholders with an investment in a valuable Buffalo-based community banking franchise called Greater Buffalo Savings Bank and served as a means of preserving the value of significant tax benefits that might otherwise expire worthless.

Accounting Treatment and Transaction Value

On May 1, 2006, each issued and outstanding share of common stock of Old Great Lakes was cancelled and converted into the right to receive 1.0873 shares of common stock of Bay View. In addition, issued and unexercised common stock options of Old Great Lakes were converted into common stock options of Bay View at the same exchange ratio.

The exchange ratio, which was established when the merger agreement between the parties was executed on October 26, 2005, established the fair value of Great Lakes at approximately $66.1 million, based on the average closing market price of the Bay View stock two days before and after the merger was announced. Great Lakes shareholders received 4,300,436 shares of Bay View stock in the exchange.

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

With the merger, the Old Great Lakes shareholders obtained approximately 39% ownership of the combined entity and control of its new Board of Directors. Given the change in control as defined by Board representation, the continuity of Old Great Lakes management and other factors, the merger was treated for accounting purposes as a purchase of Bay View by Old Great Lakes, even though the Bay View entity survived in legal form (‘reverse acquisition’ accounting).

The purchase price of Bay View was mathematically derived from the $66.1 million fair value of Old Great Lakes at the time the merger was announced and the relative ownership interests of 39% (Old Great Lakes) and 61% (Bay View) in the combined entity. This calculation set the Bay View purchase price at $101.7 million, which approximated Bay View’s market capitalization when the merger was announced. Thus, from the Old Great Lakes perspective, the acquisition resulted in a capital infusion of $101.7 million into an entity whose capital approximated $33.3 million at the merger date. Old Great Lakes also incurred acquisition-related costs of $1.2 million comprised principally of professional fees that reduced additional paid-in capital of the combined entity at the merger date.

Financial Presentation

Given that the merger was treated for accounting purposes as a purchase of Bay View by Old Great Lakes, the Company was required to present the historical results of operations of Old Great Lakes for all prior year periods and for the current year up to the May 1, 2006 merger date. Results of operations after the merger are those of the combined entity.

Bay View had several dormant subsidiaries that have had no post-merger financial activity. In addition, Bay View held limited partnership interests in several asset securitizations that were historically treated as sales transactions. While Bay View held residual interests in these securitizations through its partnership interests, these residual interests were deemed to be worthless by Bay View well before the merger and no value has been assigned to these residual interests in the Company’s financial statements. Thus, the Bay View partnership interests have had no impact on post-merger results.

Purchase Price Allocation

Under accounting guidelines, the Company is required to allocate the $101.7 million purchase price to the assets acquired and liabilities assumed of Bay View as of May 1, 2006.

The initial purchase price allocation was considered preliminary in nature because additional post-merger work was required to: (1) evaluate income tax and legal contingencies associated with Bay View, (2) finalize estimates of lease obligations relating to the corporate offices in San Mateo, (3) arrive at the final determination of the carrying value of the acquired deferred tax assets based on income projections of the newly combined entity, and (4) accumulate the final Bay View wind down costs.

Under the accounting guidelines, the Company is granted time after the merger to gather the information required to finalize the purchase price allocation. This time period generally is not to exceed one year. Adjustments to the values assigned to the assets acquired and liabilities assumed in the transaction generally result in a corresponding increase or decrease in goodwill recognized in the transaction. Adjustments to the initial purchase price allocation reported in the second quarter of 2006 have resulted in an increase in goodwill of $1.1 million with corresponding adjustments to the other assets acquired and liabilities assumed.

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed of Bay View at the May 1, 2006 acquisition date (amounts are in thousands). Further highlights on the assets acquired and liabilities assumed are summarized in the paragraphs that follow the table.

May 1,
2006
Cash and cash equivalents	$63,435
Restricted cash	18,118
Deferred tax assets, net of valuation allowance of $7,273	40,638
Goodwill	12,832
Other assets, including FSA recovery of $2,000	3,260
Total assets acquired	138,283

Accounts payable	2,944
FSA settlement liability	20,000
Employee-related liabilities	3,623
Accrued insurance and professional fees	3,299
Leased facility obligation	5,345
Other liabilities	1,422
Total liabilities assumed	36,633
Net assets acquired	$101,650

Cash

Cash and cash equivalents of $63.4 million at May 1, 2006 consist principally of cash received in the May 1, 2006 sale of BVAC and Bay View’s operating cash accounts.

Restricted cash of $18.1 million at May 1, 2006 is comprised of $14.1 million of cash invested at the FHLB in San Francisco, $2.0 million of cash held in escrow pending the final settlement of the BVAC sale and other restricted cash of $2.1 million.

The $14.1 million of restricted cash at the FHLB secured a standby letter of credit that a Bay View entity issued as a credit support to a bond offering that financed an affordable housing project in San Jose, California. In early August 2006, a full release of the FHLB cash was obtained by pledging available for sale securities. By removing the restriction, the Company was able to deploy the cash resources for a better return and the letter of credit provides fee income through June 2009.

Bay View Income Tax Benefits and Tax Contingencies

Bay View had significant income tax benefits that may be used by the combined entity going forward. The benefits consist of net operating loss carryforwards, credit carryovers and other net deductible items that can be used to offset future taxable income generated for Federal purposes and in various states where Bay View operated.

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

Under the accounting guidelines, the Company is required to recognize deferred tax assets for these future tax benefits and then recognize a reserve against the assets to the extent that it is deemed more likely than not that the Company will not realize some or all of the benefits in the future.

With respect to the May 1, 2006 purchase price allocation, a full reserve of $3.2 million was recognized against the deferred tax assets relating to net operating loss carry forwards generated by Bay View in states where New Great Lakes does not currently operate. Approximately $1.5 million of this reserve relates to California and the remainder encompasses 13 other states.

In addition, a full reserve was recognized against the deferred tax asset of $4.1 million associated with the capital loss arising from the sale of BVAC. While BVAC was sold at book value, its underlying tax basis was higher, resulting in a loss on the transaction for tax purposes. This capital loss expires in five years and can only be used to offset capital gains. The Company has no assurance of generating capital gains in the future so the asset was fully reserved.

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

With respect to the remainder of the deferred tax assets from the Bay View merger, the Company has concluded that these assets should be recognized without reserve. This conclusion is based on projections of future taxable income of the combined entity. The Company’s income projections, if met, would enable the Company to fully utilize the deferred tax assets well before their expiration dates.

Bay View and its subsidiaries were involved in a variety of complex businesses and transactions over the years that expose the Company to possible challenges in the future by various taxing jurisdictions in the technical interpretation and application of tax rules and principles. While the Company is not aware of any particular instances where Bay View’s technical application of tax rules and principles have created exposures that warrant the recognition of liabilities as of the May 1, 2006 merger date, review and evaluation of potential tax exposures will continue into the future. Under accounting guidelines, recognition of liabilities for tax contingencies stemming from purchase transactions are generally recognized with a corresponding increase in goodwill regardless of when such liabilities are established.

FSA Settlement Liability

On July 12, 2006, the Company reached settlement of a lawsuit brought by Financial Security Assurance Inc. (“FSA”) against Bay View and certain subsidiaries in 2003. The suit alleged breaches of representations and warranties or indemnity obligations relating to loans collateralizing a securitization formed in 1998 by an entity that was subsequently acquired by Bay View and a securitization formed in 2000 by a Bay View subsidiary. FSA guaranteed payments in connection with these two securitizations.

In return for a full release of all claims in the matter, the Company agreed to pay FSA $20.0 million and the Company remitted this amount to FSA on July 31, 2006. The lawsuit was disclosed to Old Great Lakes when the terms of the merger with Bay View were established in October 2005.

The lawsuit represents a pre-acquisition contingency associated with the purchase of Bay View. Accounting guidelines require pre-acquisition contingencies to be included in the allocation of purchase price at fair value, if fair value is determinable within the purchase allocation period. Thus, while the settlement was reached on July 12, 2006, the Company recognized the $20.0 million settlement amount as a purchase liability as of May 1, 2006.

Also on July 12, 2006, a former Bay View subsidiary and its principals agreed to contribute $2.0 million to the FSA settlement. The Company received initial payments of $881 thousand in July 2006 and the remaining balance in September 2006. This $2.0 million recovery is also included in the May 1, 2006 purchase accounting allocation, classified as other assets.

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

With elimination of the entire Bay View corporate staff by July 31, 2006, the Company made leasehold improvements that resulted in existing sub-tenants taking on more space and increased the marketability of the small amount of excess space that remains in the California facility.

The Company recognized a purchase liability of $5.3 million as of May 1, 2006 relating to the Bay View lease commitment. This liability represents the estimate of total payments through 2012 under the lease, reduced by the related estimated sublease income. The primary lease and the subleases require the payment of operating expenses associated with the facility and thus the purchase liability includes estimates of operating cost increases over the terms of the arrangements. In addition, the subleases terminate or are subject to renewal at market rates at various times leading up to 2012 and the Company has included estimates of market renewal rates in the calculations.

This large purchase liability reflects the fact that Bay View entered into a long-term lease commitment when high market rates for office space in Silicon Valley were supported by a booming high-tech industry. While market rates for office space have recently improved, they are well below the levels needed to cover the cost of the Company’s lease commitment through sublease transactions.

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

BVAC Contingency

On May 1, 2006, Bay View sold its only remaining operating subsidiary called Bay View Acceptance Corporation (BVAC) to AmeriCredit Financial Services, Inc. (AmeriCredit) for cash. The purchase price was equal to the book value of BVAC as of April 30, 2006. On May 1, 2006, AmeriCredit made an initial cash payment to the Company of $63.6 million, based on the preliminary book value of BVAC at March 31, 2006. The payment of $63.6 million included $2.0 million of cash placed in escrow in accordance with the agreement, subject to release to the Company upon final determination of the April 30, 2006 book value.

The Company is currently in dispute with AmeriCredit regarding the final April 30, 2006 book value and pursuant to the terms of the agreement an arbitrator will be engaged to settle the differences. In addition, disagreement arose with AmeriCredit on the terms of the agreement relating to the satisfaction of certain income tax liabilities associated with BVAC and the Company filed a lawsuit seeking recovery from AmeriCredit relating to this matter on July 14, 2006. AmeriCredit, in turn, filed a counterclaim against us on this dispute on July 28, 2006.

While AmeriCredit contends that the Company owes them approximately $400 thousand from the funds held in escrow as adjustment of the final purchase price to the April 30, 2006 book value, the Company does not believe that this claim has validity and no liability has been recognized for this matter. The Company believes that there is potential for recovery from AmeriCredit on the final settlement of the book value and the income tax issue. However, it is too early to predict the ultimate outcome of this matter and due to the uncertainty the Company has not recognized amounts associated with the AmeriCredit disputes in the purchase price allocation.

Pro Forma Information

The Company is required to provide supplementary pro forma financial information of New Great Lakes that assumes the May 1, 2006 Bay View merger had theoretically occurred at the beginning of years 2005 and 2006.

In preparing the pro forma information, the Company treated Bay View’s sale of BVAC, which occurred on the May 1, 2006 merger date, as having occurred at the beginning of the years presented and that Bay View’s restricted and unrestricted cash balances of $81.5 million at merger, including the proceeds from the BVAC sale, were invested in Fed Funds at the average rates applicable to the pro forma periods. The average Fed Funds rate used for 2005 was 3.22%. The average Fed Funds rate was 4.54% for the period January 1, 2006 up to the merger date.

BVAC was Bay View’s only operating entity and with its sale the Company moved ahead with completing the full wind down of Bay View. Bay View’s post-merger wind down costs were accrued in the purchase transaction and therefore the Company has made the pro forma assumption that Bay View’s recorded historical expenses would have likewise represented purchase liabilities. Thus, Bay View’s pro forma contribution to earnings for the years presented are the earnings on the invested cash balances.

Outstanding shares of the combined entity at May 1, 2006 were used to calculate basic EPS for the pro forma periods presented. Common stock equivalents comprised of stock options considered dilutive in the pro forma presentation had no impact on the earnings per share calculations presented below.

	Pro Forma Results
	Years ended December 31,
(Dollars in thousands, except share and per share data)	2006	2005
Net interest income	$16,370	$16,682
Net income (loss)	(142)	1,136

Basic and diluted earnings per common share	$(0.01)	$0.10
Weighted average basic shares outstanding	10,915,817	10,913,445
Weighted average diluted shares outstanding	10,915,817	10,917,966

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

(3.)	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized below.

	December 31, 2006
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agency obligations	$19,997	$-	$(323)	$19,674
Mortgage-backed securities:
Government agency issued or guaranteed	42,546	9	(601)	41,954
Privately issued	172,138	-	(3,060)	169,078
State and municipal obligations	2,155	-	(16)	2,139
Corporate and other debt obligations	1,008	-	-	1,008
Total available for sale securities	$237,844	$9	$(4,000)	$233,853

Securities held to maturity:
State and municipal obligations	$12,987	$-	$(243)	$12,744
Corporate and other debt obligations	3,010	16	(12)	3,014
Total held to maturity securities	$15,997	$16	$(255)	$15,758

	December 31, 2005
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agency obligations	$19,996	$-	$(315)	$19,681
Mortgage-backed securities:
Government agency issued or guaranteed	35,508	1	(382)	35,127
Privately issued	157,836	-	(3,666)	154,170
State and municipal obligations	2,162	-	(31)	2,131
Corporate and other debt obligations	1,016	-	(100)	916
Total available for sale securities	$216,518	$1	$(4,494)	$212,025

Securities held to maturity:
State and municipal obligations	$13,014	$-	$(390)	$12,624
Corporate and other debt obligations	3,010	11	(25)	2,996
Total held to maturity securities	$16,024	$11	$(415)	$15,620

At December 31, 2006 and 2005, securities with a carrying value of $148.5 million and $127.5 million, respectively, were pledged to secure borrowings and letters of credit from the FHLB and Federal Reserve Bank, as well as repurchase agreements and certain deposits. Included in mortgage-backed securities are collateralized mortgage obligations with an amortized cost and fair value of $200.6 million and $197.3 million at December 31, 2006, and an amortized cost and fair value of $183.4 million and $179.6 million at December 31, 2005.

There were no sales of securities available for sale during 2006. For the years ended December 31, 2005 and 2004, proceeds from sales of securities available for sale totaled $125.3 million and $117.3 million, respectively. Gross realized gains amounted to $149 thousand and $1.1 million, respectively. Gross realized losses amounted to $3.2 million and $55 thousand, respectively.

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

At December 31, 2006, the amortized cost and fair value of debt securities by contractual maturity were as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Debt securities available for sale:
Due from one to five years	$1,543	$1,536
Due after five years through ten years	13,620	13,429
Due after ten years	7,997	7,856
	23,160	22,821
Mortgage-backed securities	214,684	211,032
	$237,844	$233,853

Debt securities held to maturity:
Due from one to five years	$868	$850
Due after five years through ten years	11,916	11,698
Due after ten years	3,213	3,210
	$15,997	$15,758

While the contractual maturities of mortgage-backed securities generally exceed ten years, the effective lives are expected to be significantly shorter due to prepayments of the underlying loans and the nature of the securities.

The following tables show the investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006 and 2005.

	December 31, 2006
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Securities available for sale:
U.S. Government agency obligations	$-	$-	$19,674	$(323)	$19,674	$(323)
Mortgage-backed securities:
Government agency issued or guaranteed	23,356	(136)	14,056	(465)	37,412	(601)
Privately issued	37,382	(134)	131,696	(2,926)	169,078	(3,060)
State and municipal obligations	747	(2)	1,392	(14)	2,139	(16)
Total available for sale securities	$61,485	$(272)	$166,818	$(3,728)	$228,303	$(4,000)

Securities held to maturity:
State and municipal obligations	$-	$-	$12,744	$(243)	$12,744	$(243)
Corporate and other debt obligations	-	-	998	(12)	998	(12)
Total held to maturity securities	$-	$-	$13,742	$(255)	$13,742	$(255)
Total temporarily impaired securities	$61,485	$(272)	$180,560	$(3,983)	$242,045	$(4,255)

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

	December 31, 2006
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

Management of the Company has reviewed the investment securities that were in an unrealized loss position at December 31, 2006 and 2005 and has concluded that the declines in fair value are temporary.

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

Management believes that the declines in fair value were caused by increases in interest rates and not the credit deterioration of the individual issuers. At December 31, 2006, the Company owned 96 securities with aggregate unrealized losses of $4.3 million. Those investment securities consisted principally of mortgage-backed securities classified as available for sale. All but one of the Company’s securities in an unrealized loss position at December 31, 2006 were investment grade with credit ratings of “AAA.” The remaining security had an unrealized loss of approximately $12 thousand at December 31, 2006. Management believes the Company will collect all payments due according to the contractual terms of the securities.

(4.)	LOANS

Loans receivable at December 31, 2006 and 2005 are summarized as follows:

	2006	2005
Real estate loans:	(Dollars in thousands)
Residential	$253,709	$223,917
Home equity	53,676	49,874
Commercial	78,666	51,758
Construction	25,481	5,319
Commercial and industrial loans	55,055	36,940
Automobile loans	43,719	37,626
Other consumer loans	659	491
Total loans	510,965	405,925
Allowance for loan losses	(3,781)	(2,910)
Deferred loan costs, net	6,744	6,321
Total loans, net	$513,928	$409,336

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. Nonaccrual loans totaled $3.5 million at December 31, 2006 and $625 thousand at December 31, 2005. Had nonaccrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income of approximately $167 thousand, $9 thousand and $20 thousand for the years ended December 31, 2006, 2005 and 2004, respectively. There were no accruing loans delinquent 90 days or more at December 31, 2006. At December 31, 2005, there was $662 thousand of such loans. The balance of impaired loans at December 31, 2006 and 2005 amounted to $3.9 million and $1.1 million, respectively. The allowance for loan losses included amounts relating to those loans of $478 thousand and $204 thousand, respectively. There were no restructured loans outstanding in 2006 or 2005.

At December 31, 2006, residential mortgage loans include loans held for sale of approximately $1.2 million. The Company sold loans for approximately $1.3 million in 2006. There were no loans classified as held for sale at December 31, 2005.

The majority of the Company’s lending activity occurs within Western New York. The ultimate collectibility of these loans is susceptible to changes in market conditions in this region.

In the ordinary course of business, the Company grants loans to related parties including directors, executive officers and others. Such loans totaled $1.6 million at December 31, 2006 and $2.1 million at December 31, 2005. These loans were made substantially on the same terms, including interest rates and required collateral coverage ratios, as those prevailing at the time for comparable transactions with other unrelated persons. These loans do not involve more than the normal risk of collectibility. During 2006, total principal additions on these related party loans were $613 thousand and total principal reductions were $1.1 million, including $638 thousand in principal repayments and $432 thousand due to changes in related party status.

Activity in the allowance for loan losses was as follows:

	2006	2005	2004
	(Dollars in thousands)
Balance, beginning of year	$2,910	$2,097	$1,807
Provision for loan losses	1,030	934	301
Allowance related to loans sold	-	(65)	-
Net charge-offs
Charge-offs	(161)	(65)	(13)
Recoveries	2	9	2
Net charge-offs	(159)	(56)	(11)
Balance, end of year	$3,781	$2,910	$2,097

(5.)	PREMISES AND EQUIPMENT, NET

Major classes of premises and equipment at December 31, 2006 and 2005 are summarized as follows:

	2006	2005
	(Dollars in thousands)
Land	$4,419	$2,910
Buildings and improvements	16,270	10,993
Furniture, fixtures and equipment	6,768	5,023
Construction in-process	1,334	2,905
	28,791	21,831
Less accumulated depreciation and amortization	4,026	2,651
	$24,765	$19,180

Construction in-process at December 31, 2006 consists primarily of the construction of new full-service branches in Lockport, Fredonia and Orchard Park, New York. The new Fredonia branch will replace an existing branch whose operating lease will expire in the summer of 2007.

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

(6.)	DEPOSITS

A summary of deposits at December 31, 2006 and 2005 are as follows:

	2006		2005
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Noninterest-bearing checking	$37,145	-%	$23,846	-%
Interest-bearing checking	45,139	1.21	43,579	1.56
Savings	214,454	3.17	260,561	2.77
Total core deposits	296,738	2.47	327,986	2.41

Certificates of deposit, due:
Within one year	272,659	4.70	177,231	3.68
One to two years	55,126	4.47	80,943	4.32
Two to three years	9,223	4.10	26,820	3.98
Three to five years	910	3.92	8,064	3.18
Thereafter	-	-	40	3.20
Total certificates of deposits	337,918	4.65	293,098	3.87
Total deposits	$634,656	3.63%	$621,084	3.10%

The aggregate amounts of certificates of deposit in denominations of $100,000 or more at December 31, 2006 and 2005 were $138.7 million and $112.1 million, respectively.

Interest expense by deposit type for the years ended December 31, 2006, 2005, and 2004 is summarized as follows:

	2006	2005	2004
	(Dollars in thousands)
Interest-bearing checking	$582	$911	$245
Savings	7,711	6,889	5,278
Certificates of deposit	14,291	7,834	3,169
Total interest expense on deposits	$22,584	$15,634	$8,692

(7.)	SHORT-TERM BORROWINGS

At December 31, 2006, short-term borrowings consisted of an overnight borrowing with the FHLB of $17.5 million and $400 thousand of Treasury Tax and Loan (“TT&L”) deposits obtained through the Bank’s Federal Reserve Bank account. At December 31, 2005, short-term borrowings consisted of a six month advance due to the FHLB totaling $20.5 million and $400 thousand of TT&L deposits. The weighted average rate on short-term borrowings was 5.39% at December 31, 2006 and 4.66% at December 31, 2005. Interest expense on short-term borrowings amounted to $650 thousand, $680 thousand and $11 thousand for the years ended December 31, 2006, 2005 and 2004, respectively.

FHLB advances are collateralized by FHLB stock owned by the Bank and certain qualifying loans. At December 31, 2006 the Company had additional borrowing capacity available of approximately $143.0 million at the FHLB.

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

(8.)	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

At December 31, 2006, the Company’s outstanding repurchase agreements totaled $74.0 million and bear fixed interest rates ranging from 4.68% to 5.14% and had a weighted average rate of 4.89%. At December 31, 2005, the Company’s outstanding repurchase agreements totaled $82.0 million and had a weighted average rate of 3.86%. Interest expense from repurchase agreements totaled $3.4 million, $3.2 million and $1.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company’s outstanding repurchase agreements at December 31, 2006 with the FHLB and a broker-dealer are secured by available for sale investment securities with a carrying value of $84.0 million. These are treated as financing transactions and the obligations to repurchase are reflected as a liability in the consolidated financial statements. The dollar amount of securities underlying the agreements is included in the consolidated balance sheets. The securities are delivered to the dealer with whom each transaction is executed. The dealers may sell, loan or otherwise dispose of such securities to other parties in the normal course of their business, but agree to resell to the Company the same securities at the maturity of the agreements. The Company also retains the right of substitution of collateral throughout the terms of the agreements. At December 31, 2006, there were no amounts at risk under reverse repurchase agreements with any individual counterparty or group of related counterparties that exceeded 10% of shareholders' equity. The amount at risk is equal to the excess of the carrying value, or market value if greater, of the securities sold under agreements to repurchase over the amount of the repurchase liability.

(9.)	SUBORDINATED DEBENTURES AND LONG-TERM DEBT

In June 2004, the Company formed Great Lakes Bancorp Statutory Trust I (the “Trust”) for the sole purpose of issuing trust preferred securities. The Company accounts for the Trust in accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” and, as such, the Trust is not consolidated. The Company’s $372 thousand investment in the common equity of the Trust is classified in the consolidated balance sheets as other assets and $12.4 million of related debentures are classified as liabilities. Interest expense paid to the Trust relating to the debentures amounted to $982 thousand, $756 thousand and $304 thousand for the years ended December 31, 2006, 2005 and 2004, respectively. In 2004, the Company incurred costs relating to the issuance of the debentures totaling $130 thousand. These costs, which are included in other assets on the balance sheet, were deferred and are being amortized to interest expense using the straight-line method over a twenty-five year period.

On June 17, 2004, the Company, through the Trust, issued 12,000 floating rate pooled trust preferred securities with a liquidation preference of $1,000 per security. The trust preferred securities represent an interest in the related subordinated debentures of the Company, which were purchased by the Trust and have substantially the same payment terms as these trust preferred securities. The subordinated debentures are the only assets of the Trust and interest payments from the debentures finance the distributions paid on the trust preferred securities. Distributions on the debentures are payable quarterly at a variable interest rate, reset quarterly, equal to 3-month LIBOR plus 2.70% (8.06% and 7.20% at December 31, 2006 and 2005, respectively).

The trust preferred securities are subject to mandatory redemption at the liquidation preference, in whole or in part, upon repayment of the subordinated debentures at maturity or their earlier redemption. The subordinated debentures are redeemable prior to the maturity date of June 17, 2034, at the option of the Company on or after June 17, 2009, in whole at any time thereafter or in part from time to time thereafter. The subordinated debentures are also redeemable at any time, in whole, but not in part, upon the occurrence of specific events defined within the trust indenture. The Company has the option to defer distributions on the subordinated debentures from time to time for a period not to exceed 20 consecutive quarters.

There was no long-term debt outstanding at December 31, 2006 and 2005. In June 2004, the Company utilized a portion of the proceeds from the issuance of subordinated debentures to retire a $5.0 million note payable to a bank. Interest expense on the note totaled $102 thousand in 2004.

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

(10.)	INCOME TAXES

The income tax (benefit) provision for the years ended December 31, 2006, 2005 and 2004 consisted of the following:

	2006	2005	2004
	(Dollars in thousands)
Current tax expense (benefit):
Federal	$(50)	$(159)	$218
State	4	4	88
Total current tax expense (benefit)	(46)	(155)	306

Deferred tax expense (benefit):
Federal	(866)	(629)	1,332
State	(16)	(528)	108
Net deferred tax expense (benefit)	(882)	(1,157)	1,440
Total income tax expense (benefit)	$(928)	$(1,312)	$1,746

Income tax expense (benefit) differed from the statutory federal income tax rate as follows:

	2006	2005	2004
Statutory federal tax rate	(34.0)%	(34.0)%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	(0.4)	(23.4)	2.4
Interest on state and municipal obligations exempt from federal tax	(7.7)	(7.4)	(0.2)
Non-taxable earnings on bank-owned life insurance	(8.7)	(9.0)	(0.4)
Federal rehabilitation investment credit	-	(0.4)	(4.8)
Other, net	(0.1)	0.5	2.0
Effective tax rate	(50.9)%	(73.7)%	33.0%

The significant state tax benefit in 2005 reflected in the table above is primarily attributable to state net operating loss carryforwards of approximately $116 thousand and state tax credit carryovers of approximately $302 thousand.

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are as follows:

	2006	2005
	(Dollars in thousands)
Deferred tax assets:
Tax loss carryforwards	$30,822	$283
Tax credit carryovers	5,794	663
Capital loss carryforward	4,097	-
Other accrued expenses not currently deductible for tax purposes	3,552	94
Securitizations	3,611	-
Net unrealized loss on securities available for sale	1,554	1,750
Hedge losses	1,236	-
Allowance for loan losses	1,417	1,060
Other	419	49
Gross deferred tax assets	52,502	3,899
Valuation allowance	(7,273)	-
Deferred tax assets, net of valuation allowance	45,229	3,899

Deferred tax liabilities:
Depreciation and amortization	(1,046)	(955)
Deferred loan origination costs	(994)	(1,127)
Rehabilitation credit basis reduction	(83)	(86)
Total deferred tax liabilities	(2,123)	(2,168)
Net deferred tax asset	$43,106	$1,731

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

Realization of deferred tax assets is dependent upon the generation of future taxable income. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers projected future taxable income over the periods in which temporary differences comprising the deferred tax assets will be deductible. See Note 2 for further discussion of income tax benefits and tax contingencies related to the Bay View merger.

At December 31, 2006, the Company has federal and state net operating loss carryforwards of approximately $77.9 million and $87.5 million, respectively. The federal and state net operating loss carryforwards begin to expire in 2024 and 2019, respectively. The Company also has federal rehabilitation investment credits of approximately $423 thousand that will begin to expire in 2023 and state tax credits of approximately $192 thousand that have an unlimited carryforward period.

(11.)	COMPREHENSIVE (LOSS) INCOME

The following table displays the components of total comprehensive (loss) income for the last three years:

	2006	2005	2004
	(Dollars in thousands)
Net income (loss) as reported	$(896)	$(468)	$3,539
Change in net unrealized loss on securities available for sale:
Unrealized holding gains (losses) arising during the year, net of tax benefit
(provision)of $(196), $1,515 and $771, respectively	306	(2,375)	(1,207)
Less: Reclassification adjustment for realized losses (gains) on sales of
securities, net of taxes of $0, $(1,179) and $388, respectively	-	1,848	(609)
Change in net unrealized loss on securities available for sale	306	(527)	(1,816)

Total comprehensive (loss) income	$(590)	$(995)	$1,723

(12.)	COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company occupies certain banking offices under noncancellable operating lease agreements expiring at various dates over the next four years. The Company has the option to renew the leases at market terms at the end of the lease terms. Future minimum payments under the noncancellable leases as of December 31, 2006 are summarized below.

Years Ending December 31,	(In thousands)
2007	$198
2008	182
2009	145
2010	50
$575

Rent expense was $200 thousand, $192 thousand and $173 thousand in 2006, 2005 and 2004, respectively, relating to these operating leases. See Note 2 for a description of the leased facility obligation recognized as a purchase liability in connection with the Bay View merger.

Financial Instruments with Off-Balance Sheet Risk

The Company has financial instruments with off-balance sheet risk established in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk extending beyond amounts recognized in the financial statements.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is essentially the same as that involved with extending loans to customers. The Company uses the same credit underwriting policies in making commitments and conditional obligations as for on-balance sheet instruments.

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

At December 31, 2006 and 2005, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	2006	2006
	(Dollars in thousands)
Commitments to extend credit:
Home equity lines of credit	$25,716	$25,154
Commercial real estate and construction loans	14,968	7,509
Residential real estate loans to be sold	3,280	-
Other residential real estate loans	6,208	10,142
Commercial lines of credit and other	36,314	18,430
Standby letters of credit	20,936	2,336
Commitments to sell residential mortgage loans	4,475	-

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments may expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower.

Standby letters of credit are conditional lending commitments issued by the Company to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Outstanding Letters of Credit

At December 31, 2006 and 2005, the Company had outstanding letters of credit with the FHLB totaling $21.0 million and $22.0 million, respectively. The letters are used to secure certain governmental deposits over and above FDIC limits. The letters have a term of one year, if not renewed, and are fully collateralized by certain qualifying loans of the Company.

The Company also has a letter of credit outstanding with the FHLB in San Francisco in the amount of $13.9 million. The letter of credit was issued by Bay View as a credit support to a bond offering that financed an affordable housing project in San Jose, California. This letter is scheduled to expire during 2009 and is fully collateralized by certain investment securities.

Contingent Liabilities

The Company is periodically a party to litigation arising in the ordinary course of business. Based on information currently available, although there are uncertainties inherent in litigation, management does not believe that the outcome of such litigation will have a materially adverse effect on the Company’s financial condition or results of operations. See Note 2 for more information on contingencies associated with the Bay View merger.

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

(13.)	REGULATORY MATTERS

Capital

Banks and bank holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (all as defined in the regulations). These minimum amounts and ratios are included in the table below.

The Company’s and the Bank’s Tier 1 capital consists of shareholders’ equity excluding unrealized gains and losses on securities available for sale, goodwill and other intangible assets and disallowed portions of deferred tax assets. Tier 1 capital for the Company also includes $12 million of trust preferred securities issued by Great Lakes Bancorp Statutory Trust I (see Note 10 - Subordinated debentures and Long-Term Debt). The Company and the Bank’s total capital is comprised of Tier 1 capital for each entity plus a permissible portion of the allowance for loan losses.

The Tier 1 and total capital ratios are calculated by dividing the respective capital amounts by risk-weighted assets. Risk-weighted assets are calculated based on regulatory requirements and include total assets, excluding goodwill and other intangible assets and disallowed portions of deferred tax assets, allocated by risk weight category and certain off-balance-sheet items (primarily loan commitments). The leverage ratio is calculated by dividing Tier 1 capital by adjusted quarterly average total assets, which exclude goodwill and other intangible assets and disallowed portions of deferred tax assets.

The Company’s and the Bank’s actual and required capital ratios as of December 31, 2006 and 2005 were as follows:

					Minimum To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
December 31, 2006:
Total risk-based capital (to risk-weighted assets):
Great Lakes Bancorp, Inc.	$99,322	20.8%	$38,278	8.0%	$	N/A	N/A	%
Greater Buffalo Savings Bank	50,037	10.8	36,972	8.0		46,216	10.0

Tier 1 capital (to risk-weighted assets):
Great Lakes Bancorp, Inc.	95,541	20.0	19,139	4.0		N/A	N/A
Greater Buffalo Savings Bank	46,256	10.0	18,486	4.0		27,729	6.0

Tier 1 leverage:
Great Lakes Bancorp, Inc.	95,541	11.6	32,817	4.0		N/A	N/A
Greater Buffalo Savings Bank	46,256	5.8	31,776	4.0		39,720	5.0

December 31, 2005:
Total risk-based capital (to risk-weighted assets):
Great Lakes Bancorp, Inc.	$53,223	12.3%	$34,574	8.0%	$	N/A	N/A	%
Greater Buffalo Savings Bank	51,884	12.0	34,481	8.0		43,102	10.0

Tier 1 capital (to risk-weighted assets):
Great Lakes Bancorp, Inc.	50,313	11.6	17,287	4.0		N/A	N/A
Greater Buffalo Savings Bank	48,974	11.4	17,241	4.0		25,861	6.0

Tier 1 leverage:
Great Lakes Bancorp, Inc.	50,313	6.5	30,884	4.0		N/A	N/A
Greater Buffalo Savings Bank	48,974	6.4	30,867	4.0		38,584	5.0

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

Greater Buffalo Savings Bank has been notified by its regulator that, as of its most recent regulatory examination, it is regarded as well capitalized under the regulatory framework for prompt corrective action. Such determination has been made based on the Bank’s Tier 1, total capital, and leverage ratios. There have been no conditions or events since this notification that management believes would change the Bank’s categorization as well capitalized under the aforementioned ratios.

Dividend Restrictions

In the ordinary course of business, the Company is dependent upon dividends from Greater Buffalo Savings Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. At December 31, 2006, the Bank could pay dividends of up to $591 thousand to the Company without prior regulatory approval and without adversely affecting its “well capitalized” status.

(14.)	EMPLOYEE BENEFIT PLANS

Savings Plan

The Company maintains a 401(k) defined contribution plan covering substantially all employees. The plan provides for a contribution by the Company of 3% of an employee’s total salary, and a 50% match of employee contributions to the plan up to an additional 6% of total salary. The amounts charged to expense related to the plan were $326 thousand, $222 thousand and $153 thousand during the years ended December 31, 2006, 2005 and 2004, respectively.

Stock Compensation Plans

Greater Buffalo Savings Bank and Great Lakes Bancorp, Inc. established stock option plans in 2000 and 2002 providing for the issuance of non-qualified stock options to directors and founders and the issuance of incentive stock options to officers and other employees. Options granted under these plans have ten-year lives. The options granted to directors and founders generally vest immediately and options granted to employees vest in even annual amounts over five years. The plans require the issuance of options with exercise prices not less than market value of the stock at the time of grant. Prior to the merger with Bay View on May 1, 2006 (see Note 2), there was not a ready market for the stock of the Company and the options were issued with an exercise price of $10.00 per share, representing estimated market value.

Under the terms of the Bay View merger, these two stock option plans remained in place. All stock options outstanding at the merger date became fully vested and provided option holders with the right to receive shares of Bay View stock (New Great Lakes) upon exercise. Also under the terms of the merger, the number of stock options issued, outstanding and available for grant were increased by the 1.0873 share exchange ratio of the merger and the exercise price of all issued and outstanding options was decreased from $10.00 per share to $9.20 per share.

All options outstanding under these two plans were fully vested and exercisable at December 31, 2006 and had a weighted-average remaining term of 4.0 years. A summary of stock option activity relating to these two plans is summarized in the following table.

		Options Outstanding
	Options		Weighted
	available		average
	for future	Number of	exercise
	grant	options	price
Balances at December 31, 2003	193,760	186,240	$10.00
Forfeited	850	(850)	10.00
Balances at December 31, 2004	194,610	185,390	10.00
Forfeited	580	(580)	10.00
Balances at December 31, 2005	195,190	184,810	10.00
Increase in options for Bay View exchange ratio	17,088	16,086	-
Exercised	-	(8,261)	9.20
Balances at December 31, 2006	212,078	192,635	9.20

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

In addition to the two Great Lakes stock option plans, there are several historical Bay View stock options plans that survived the merger unchanged. As of December 31, 2006, 48,591 stock options are available for issuance to employees under two Bay View plans and 23,200 stock options are available for issuance to non-employee directors under two other Bay View plans. Options issued under these plans generally have ten-year lives and are granted with exercise prices not less than market value of the stock at the grant date.

All options outstanding under these Bay View plans were fully vested and exercisable at December 31, 2006 and had a weighted-average remaining term of 2.6 years. A summary of activity in these stock option plans since the merger date is presented in the following table.

		Options Outstanding
	Options		Weighted
	available		average
	for future	Number of	exercise
	grant	options	price
Balances at May 1, 2006 merger date	70,791	47,332	$62.69
Forfeited	1,000	(1,000)	68.40
Expired	-	(11,200)	193.18
Balances at December 31, 2006	71,791	35,132	20.92

The aggregate intrinsic value relating to all of the Company’s stock option plans, defined as the difference between the market value of the Company’s stock on the last day of the year and the weighted average exercise price of the stock awards, totaled $690 thousand at December 31, 2006. Proceeds from stock option exercises during 2006 totaled $76 thousand. The total intrinsic value of stock options exercised in 2006 was $55 thousand. Shares issued in 2006 in connection with stock option exercises were issued from available authorized shares. There were no options exercised during 2005 or 2004.

As described in Note 1, the Company adopted the provisions of SFAS 123R on January 1, 2006. SFAS 123R requires that stock-based compensation to employees be recognized in the income statement based on the fair values of such awards on the measurement date (grant date). That portion of the grant date fair value that is ultimately expected to vest is recognized as expense over the vesting period on a straight-line basis. Stock-based compensation expense recognized under SFAS 123R for the year ended December 31, 2006, resulting from stock options that were granted during previous years and vested during the current year, totaled $19 thousand. Prior to 2006, no compensation expense was recorded for stock options granted with exercise prices equal to fair value. There was no unrecognized compensation expense related to share-based compensation arrangements of Bay View as of December 31, 2006.

The following pro forma information presents net income (loss) and earnings (loss) per share for 2005 and 2004 as if the fair value method of SFAS 123 had been used to measure and recognize compensation cost for stock-based compensation plans:

	2005	2004
	(Dollars in thousands)
Net income (loss):
As reported	$(468)	$3,539
Total stock-based employee compensation expense determined
under the fair value method for all awards, net of tax effect	(42)	(56)
Proforma	$(510)	$3,483

Basic and diluted earnings (loss) per share:
As reported	$(0.11)	$0.92
Proforma	$(0.12)	$0.91

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

(15.)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. The accounting guidelines exclude certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented at December 31, 2006 and 2005 may not necessarily represent the underlying fair value of the Company.

The estimated fair value approximates carrying value for cash and cash equivalents, restricted cash, FHLB stock, bank-owned life insurance and accrued interest receivable. Fair value estimates for other financial instruments are discussed below.

Investment Securities. Fair values are based on quoted market prices, where available. If a quoted market price is not available, fair value is based on quoted prices of similar securities or broker estimates.

Loans. The fair value of fixed rate loans and variable rate loans that reprice infrequently are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. For variable rate loans that reprice frequently, with no significant change in credit risk, fair values are considered equal to carrying values.

Deposits. The fair values for demand and NOW, money market and savings deposits are equal to their carrying amounts. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits. The estimated fair value of the Bank’s certificates of deposits approximated $336.3 million and $291.0 million at December 31, 2006 and 2005, respectively.

Short-term Borrowings and Accrued Interest Payable. The carrying amount of short-term borrowings maturing within 90 days approximates fair value. The carrying amount of accrued interest payable approximates its fair value.

Repurchase Agreements. The fair value of repurchase agreements is estimated by discounting the future cash flows using the current rate at which similar borrowings with similar remaining maturities could be made.

Subordinated Debentures. The trust preferred securities issued in conjunction with the related subordinated debentures of the Company have substantially the same payment terms and characteristics as the subordinated debentures. Fair value for the subordinated debentures is estimated based upon quoted prices of similar trust preferred securities.

Commitments. The fair value of our commitments to extend credit, standby letters of credit and financial guarantees are not included in the above table as the carrying value generally approximates fair value. These instruments generate fees that approximate those currently charged to originate similar commitments. Additional information about these instruments is included in note 12.

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

The estimated fair values of financial instruments at December 31, 2006 and 2005 are as follows:

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$14,026	$14,026	$95,500	$95,500
Restricted cash	3,923	3,923	-	-
Securities available for sale	233,853	233,853	212,025	212,025
Securities held to maturity	15,997	15,758	16,024	15,620
Federal Home Loan Bank stock	2,712	2,712	3,454	3,454
Loans	513,928	509,300	409,336	407,332
Bank-owned life insurance	13,006	13,006	12,537	12,537
Accrued interest receivable	3,694	3,694	2,887	2,887
Financial liabilities:
Deposits	634,656	633,055	621,084	619,032
Short-term borrowings	17,900	17,900	20,900	20,900
Securities sold under agreements to repurchase	74,000	72,598	82,000	81,784
Subordinated debentures	12,372	12,625	12,372	12,730
Accrued interest payable	1,123	1,123	1,307	1,307

(16.)	CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

CONDENSED BALANCE SHEETS

	December 31,
	2006	2005
	(Dollars in thousands)
ASSETS
Cash:
In subsidiary bank	$29,898	$215
Other	2	-
Restricted cash	3,923	-
Securities available for sale, at fair value	20,481	-
Deferred tax asset	40,422	-
Investment in subsidiary	45,202	46,254
Goodwill and other assets	14,708	1,531
Total assets	$154,636	$48,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Subordinated debentures	$12,372	$12,372
Other liabilities	6,754	35
Total liabilities	19,126	12,407
Shareholders’ equity	135,510	35,593
Total liabilities and shareholders’ equity	$154,636	$48,000

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

CONDENSED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2006	2005	2004
	(Dollars in thousands)
INCOME:
Interest income	$1,838	$-	$-
Dividends from subsidiary	-	1,300	500
Other income	228	22	9
	2,066	1,322	509
EXPENSES:
Interest expense	982	756	405
Other expenses	700	253	134
	1,682	1,009	539

Income (loss) before income taxes and equity in undistributed (losses) earnings
of subsidiary	384	313	(30)
Applicable income tax provision (benefit)	141	(556)	(223)
	243	869	193
Equity in undistributed earnings (losses) of subsidiary	(1,139)	(1,337)	3,346
Net (loss) income	$(896)	$(468)	$3,539

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2006	2005	2004
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(896)	$(468)	$3,539
Adjustments to reconcile net (loss) income to net cash provided (used)
by operating activities:
Deferred income tax benefit	127	-	-
Equity in undistributed losses (earnings) of subsidiary	1,139	1,337	(3,346)
Decrease (increase) in other assets	2,913	(675)	(740)
Increase (decrease) in other liabilities	(29,871)	(55)	24
Net cash provided (used) by operating activities	(26,588)	139	(523)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in restricted cash	14,195	-	-
Purchases of securities available for sale	(21,793)	-	-
Proceeds from principal payments on securities available for sale	1,518	-	-
Cash received in Bay View merger, net of merger costs	62,277	-	-
Investment in subsidiary	-	-	(23,578)
Net provided (used) by investing activities	56,197	-	(23,578)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of trust preferred securities	-	-	12,372
Repayment of long-term debt	-	-	(5,000)
Net proceeds from issuance of common stock	76	-	16,802
Net cash provided by financing activities	76	-	24,174
NET INCREASE IN CASH	29,685	139	73
CASH, BEGINNING OF YEAR	215	76	3
CASH, END OF YEAR	$29,900	$215	$76