Form 10-Q
period 2007-03-31
GREAT LAKES BANCORP, INC.
filed 2007-05-09
CIK 840387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
Common Stock, $.01 par value -- 10,921,796 shares as of April 30, 2007

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended March 31, 2007

TABLE OF CONTENTS
		PAGE
PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets (Unaudited) -
	at March 31, 2007 and December 31, 2006	3

	Condensed Consolidated Statements of Operations (Unaudited) -
	Three months ended March 31, 2007 and 2006	4

	Condensed Consolidated Statements of Shareholders’ Equity (Unaudited) -
	Three months ended March 31, 2007 and 2006	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) -
	Three months ended March 31, 2007 and 2006	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
	RESULTS OF OPERATIONS	14

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22

ITEM 4.	CONTROLS AND PROCEDURES	22

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	23

ITEM 1A.	RISK FACTORS	23

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	23

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	23

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	23

ITEM 5.	OTHER INFORMATION	23

ITEM 6.	EXHIBITS	23

	SIGNATURES	24

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	March 31,	December 31,
	2007	2006
ASSETS
Cash and cash equivalents:
Cash and due from banks	$15,226	$13,582
Interest-earning deposits in other financial institutions	323	444
Total cash and cash equivalents	15,549	14,026
Restricted cash	3,851	3,923
Securities available for sale, at fair value	226,808	233,853
Securities held to maturity, at amortized cost (fair value of $15,772 and $15,758, respectively)	15,989	15,997
Federal Home Loan Bank stock, at cost	3,531	2,712
Loans, net of allowance for loan losses of $3,950 and $3,781, respectively	538,938	513,928
Premises and equipment, net	25,042	24,765
Accrued interest receivable	3,693	3,694
Bank-owned life insurance	13,127	13,006
Deferred tax asset, net	56,221	43,106
Goodwill	19	12,832
Other assets	2,061	2,570
TOTAL ASSETS	$904,829	$884,412

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$28,522	$37,145
Interest-bearing	608,359	597,511
Total deposits	636,881	634,656
Short-term borrowings	25,787	17,900
Long-term borrowings	96,372	86,372
Accrued expenses and other liabilities	10,166	9,974
TOTAL LIABILITIES	769,206	748,902

Shareholders’ equity:
Common stock - 80,000,000 authorized shares of $0.01 par value;
10,923,213 shares issued and 10,921,796 shares outstanding	109	109
Additional paid-in capital	136,196	136,138
Retained earnings	1,341	1,934
Treasury stock, at cost; 1,417 shares	(234)	(234)
Accumulated other comprehensive loss	(1,789)	(2,437)
TOTAL SHAREHOLDERS’ EQUITY	135,623	135,510
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$904,829	$884,412

See accompanying notes to the consolidated financial statements.

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share data)

	Three months ended March 31,
	2007	2006
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$7,970	$6,051
Interest on investment securities:
Taxable	2,963	2,981
Tax-exempt	130	130
Total interest on securities	3,093	3,111
Dividends on FHLB stock	29	47
Other interest income	20	586
TOTAL INTEREST AND DIVIDEND INCOME	11,112	9,795
INTEREST EXPENSE:
Deposits	5,768	5,023
Short-term borrowings	361	288
Long-term borrowings	1,211	1,033
TOTAL INTEREST EXPENSE	7,340	6,344
NET INTEREST INCOME	3,772	3,451
PROVISION FOR LOAN LOSSES	267	240
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,505	3,211
NONINTEREST INCOME:
Service charges on deposit accounts	176	135
Other fees and service charges	159	111
Earnings on bank-owned life insurance	121	115
Loan fee income	120	24
Gain on sale of mortgage loans	62	-
Other operating income	36	30
TOTAL NONINTEREST INCOME	674	415
NONINTEREST EXPENSE:
Salaries and employee benefits	3,042	2,308
Occupancy, equipment and furnishings	732	557
Data processing and operations	268	221
Professional services	204	136
Advertising	134	192
Printing, postage and supplies	109	110
Other operating expenses	672	402
TOTAL NONINTEREST EXPENSE	5,161	3,926
LOSS BEFORE INCOME TAXES	(982)	(300)
INCOME TAX BENEFIT	(389)	(219)
NET LOSS	$(593)	$(81)
LOSS PER SHARE - BASIC AND DILUTED	$(0.05)	$(0.02)
Weighted average number of common shares outstanding - basic and diluted	10,921,796	4,300,436

See accompanying notes to the consolidated financial statements.

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
Three months ended March 31, 2007 and 2006
(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 1, 2006	$43	$35,383	$2,830	$-	$(2,743)	$35,513
Comprehensive income:
Net loss	-	-	(81)	-	-	(81)
Change in net unrealized loss on
securities available for sale, net of tax	-	-	-	-	(1,781)	(1,781)
Total comprehensive loss						(1,862)
Stock-based compensation plans:
Compensation expense on stock options	-	4	-	-	-	4
Balance at March 31, 2006	$43	$35,387	$2,749	$-	$(4,524)	$33,655

Balance at January 1, 2007	$109	$136,138	$1,934	$(234)	$(2,437)	$135,510
Comprehensive income:
Net loss	-	-	(593)	-		(593)
Change in net unrealized loss on
securities available for sale, net of tax	-	-	-	-	648	648
Total comprehensive income						55
Stock-based compensation plans:
Compensation expense on stock
options and related taxes	-	58	-	-	-	58
Balance at March 31, 2007	$109	$136,196	$1,341	$(234)	$(1,789)	$135,623

See accompanying notes to the consolidated financial statements.

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three months ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(593)	$(81)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization of premises and equipment	397	298
Net amortization of premiums on investment securities	121	188
Net amortization of deferred loan costs	454	401
Compensation expense on stock options	40	4
Deferred income tax benefit	(389)	(220)
Gain on sale of loans	(62)	-
Provision for loan losses	267	240
Decrease (increase) in accrued interest receivable	1	(273)
Increase in bank-owned life insurance	(121)	(115)
Originations of mortgage loans held for sale	(5,712)	-
Proceeds from sale of mortgage loans held for sale	4,365	-
Decrease in other assets	509	381
Increase (decrease) in accrued expenses and other liabilities	(115)	137
Net cash provided (used) by operating activities	(838)	960

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in restricted deposits	72	-
Purchases of securities available for sale	-	(55,104)
Proceeds from principal payments, maturities and calls on securities available for sale	7,992	6,718
Purchase of Federal Home Loan Bank stock	(819)	-
Purchases of loans	-	(11,884)
Net increase in loans	(24,322)	(21,703)
Purchase of premises and equipment	(674)	(1,868)
Net cash used in investing activities	(17,751)	(83,841)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	2,225	25,435
Net increase (decrease) in short-term borrowings	7,887	(399)
Proceeds from long-term borrowings	10,000	-
Net cash provided by financing activities	$20,112	$25,036
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$1,523	$(57,845)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,026	95,500
CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,549	$37,655

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,784	$5,928
Cash refunded for income taxes	171	400

See accompanying notes to the consolidated financial statements.

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1.)	ACCOUNTING POLICIES

The financial information included herein is unaudited. Such information reflects all adjustments, consisting of normal recurring adjustments, which are necessary in the opinion of management for a fair presentation of results for the interim periods. Results for interim periods are not necessarily indicative of the results of operations for the full year or any other interim period.

The significant accounting policies of Great Lakes Bancorp, Inc. (the “Company”) are described in Note 1 of the consolidated financial statements included in its 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows the same accounting policies and considers each interim period as an integral part of the annual period.

Recently Adopted Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This pronouncement addresses the accounting for uncertain tax positions and requires the recognition of the positive financial impact of uncertain income tax positions if those positions are ‘more likely than not’ of being sustained on review by taxing authorities based on the technical merits of the position. FIN 48 differentiates between the ‘more likely than not’ and ‘probable’ criteria commonly used in evaluating uncertain tax positions. The Company adopted FIN 48 effective January 1, 2007. See Notes 2 and 7 for additional information relating to the adoption.

(2.)	MERGER WITH BAY VIEW CAPITAL CORPORATION

On May 1, 2006, Great Lakes Bancorp, Inc. (“Old Great Lakes”) merged into Bay View Capital Corporation (“Bay View”) and the name of the surviving legal entity was changed back to Great Lakes Bancorp, Inc. (the “Company”). Details of the merger transaction are disclosed in Note 2 of the Company’s financial statements included in its 2006 Annual Report on Form 10-K. The merger was treated as a purchase of Bay View by Old Great Lakes. The Company intends to finalize the allocation of the $101.7 million purchase price to the individual assets and liabilities acquired in the second quarter of 2007.

The table below provides an update of that purchase price allocation since last reported at the end of 2006. The table reflects an increase in deferred tax assets acquired in the purchase of $13.1 million, an increase in liabilities assumed of $307 thousand, and a corresponding net reduction in goodwill of $12.8 million since last reported.

The increase in deferred tax assets of $13.1 million is associated with the adoption of FIN 48 in the first quarter of 2007 as disclosed in Note 1 above. In adopting the new accounting standard, the Company recognized the future tax benefits associated with an uncertain tax position pertaining to a single Bay View transaction that contributed to its net operating loss carryforwards. The Company has recognized the additional tax benefits using the criterion in the new standard that it is ‘more likely than not’ that the tax position would be sustained upon review by taxing authorities. Prior to FIN 48, the recognition of the benefits of uncertain tax positions generally required a conclusion that the tax position was ‘probable’ of being sustained upon review, a higher level of certainty.

Cash and cash equivalents	$63,435
Restricted cash	18,118
Deferred tax assets, net of valuation allowance of $7,273	53,758
Goodwill	19
Other assets, including FSA recovery of $2,000	3,260
Total assets acquired	138,590

Accounts payable	2,984
FSA settlement liability	20,000
Employee-related liabilities	3,623
Accrued insurance and professional fees	3,471
Leased facility obligation	5,345
Other liabilities	1,517
Total liabilities assumed	36,940

Net assets acquired	$101,650

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(3.)	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized below.

	March 31, 2007
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
U.S. Government agency obligations	$19,998	$-	$(213)	$19,785
Mortgage-backed securities:
Government agency issued or guaranteed	40,553	-	(441)	40,112
Privately issued	166,029	1	(2,260)	163,770
State and municipal obligations	2,153	-	(15)	2,138
Corporate and other debt obligations	1,006	-	(3)	1,003
Total available for sale securities	$229,739	$1	$(2,932)	$226,808

Securities held to maturity:
State and municipal obligations	$12,980	$-	$(227)	$12,753
Corporate and other debt obligations	3,009	16	(6)	3,019
Total held to maturity securities	$15,989	$16	$(233)	$15,772

	December 31, 2006
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
U.S. Government agency obligations	$19,997	$-	$(323)	$19,674
Mortgage-backed securities:
Government agency issued or guaranteed	42,546	9	(601)	41,954
Privately issued	172,138	-	(3,060)	169,078
State and municipal obligations	2,155	-	(16)	2,139
Corporate and other debt obligations	1,008	-	-	1,008
Total available for sale securities	$237,844	$9	$(4,000)	$233,853

Securities held to maturity:
State and municipal obligations	$12,987	$-	$(243)	$12,744
Corporate and other debt obligations	3,010	16	(12)	3,014
Total held to maturity securities	$15,997	$16	$(255)	$15,758

At March 31, 2007 and December 31, 2006, securities with a carrying value of $146.5 million and $148.5 million, respectively, were pledged to secure borrowings and letters of credit from the FHLB and Federal Reserve Bank, as well as repurchase agreements and certain deposits. Included in mortgage-backed securities are collateralized mortgage obligations with an amortized cost and fair value of $192.8 million and $190.3 million at March 31, 2007, and an amortized cost and fair value of $200.6 million and $197.3 million at December 31, 2006. There were no sales of securities during the three-month periods ended March 31, 2007 and 2006.

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables show the investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2007 and December 31, 2006.

	March 31, 2007
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. Government agency obligations	$-	$-	$19,785	$(213)	$19,785	$(213)
Mortgage-backed securities:
Government agency issued or guaranteed	4,393	(24)	35,719	(417)	40,112	(441)
Privately issued	36,720	(21)	124,721	(2,239)	161,441	(2,260)
State and municipal obligations	747	(2)	1,391	(13)	2,138	(15)
Corporate and other debt obligations	1,003	(3)	-	-	1,003	(3)
Total available for sale securities	$42,863	$(50)	$181,616	$(2,882)	$224,479	$(2,932)

Securities held to maturity:
State and municipal obligations	$-	$-	$12,753	$(227)	$12,753	$(227)
Corporate and other debt obligations	-	-	1,003	(6)	1,003	(6)
Total held to maturity securities	$-	$-	$13,756	$(233)	$13,756	$(233)
Total temporarily impaired securities	$42,863	$(50)	$195,372	$(3,115)	$238,235	$(3,165)

	December 31, 2006
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. Government agency obligations	$-	$-	$19,674	$(323)	$19,674	$(323)
Mortgage-backed securities:
Government agency issued or guaranteed	23,356	(136)	14,056	(465)	37,412	(601)
Privately issued	37,382	(134)	131,696	(2,926)	169,078	(3,060)
State and municipal obligations	747	(2)	1,392	(14)	2,139	(16)
Total available for sale securities	$61,485	$(272)	$166,818	$(3,728)	$228,303	$(4,000)

Securities held to maturity:
State and municipal obligations	$-	$-	$12,744	$(243)	$12,744	$(243)
Corporate and other debt obligations	-	-	998	(12)	998	(12)
Total held to maturity securities	$-	$-	$13,742	$(255)	$13,742	$(255)
Total temporarily impaired securities	$61,485	$(272)	$180,560	$(3,983)	$242,045	$(4,255)

Management of the Company reviewed the investment securities that were in an unrealized loss position at March 31, 2007 and December 31, 2006 and has concluded that the declines in fair value were temporary.

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

Management believes that the declines in fair value were caused by increases in interest rates and not the credit deterioration of the individual issuers. At March 31, 2007, the Company owned 97 securities with aggregate unrealized losses of $3.2 million. Those investment securities consisted principally of mortgage-backed securities classified as available for sale. All but one of the Company’s securities in an unrealized loss position at March 31, 2007 were investment grade with credit ratings of “AAA.” The remaining security had an unrealized loss of approximately $6 thousand at March 31, 2007. Management believes the Company will collect all payments due according to the contractual terms of the securities.

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(4.)	LOANS

Loans receivable at March 31, 2007 and December 31, 2006 are summarized as follows:

(Dollars in thousands)	March 31, 2007	December 31, 2006
Real estate loans:
Residential	$253,626	$253,709
Home equity	53,337	53,676
Commercial	89,706	78,666
Construction	30,066	25,481
Commercial and industrial loans	62,530	55,055
Automobile loans	46,151	43,719
Other consumer loans	765	659
Total loans	536,181	510,965
Allowance for loan losses	(3,950)	(3,781)
Deferred loan costs, net	6,707	6,744
Total loans, net	$538,938	$513,928

(5.)	DEPOSITS

A summary of deposits at March 31, 2007 and December 31, 2006 are as follows:

	March 31, 2007		December 31, 2006
(Dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Noninterest-bearing checking	$28,522	-%	$37,145	-%
Interest-bearing checking	47,788	1.37	45,139	1.21
Savings	217,668	3.23	214,454	3.17
Total core deposits	293,978	2.61	296,738	2.47

Certificates of deposit, due:
Within one year	312,917	4.73	272,659	4.70
One to two years	23,879	4.41	55,126	4.47
Two to three years	5,709	4.30	9,223	4.10
Three to five years	398	4.21	910	3.92
Total certificates of deposits	342,903	4.70	337,918	4.65
Total deposits	$636,881	3.73%	$634,656	3.63%

The aggregate amount of certificates of deposit in denominations of $100,000 or more at March 31, 2007 and December 31, 2006 was $136.3 million and $138.7 million, respectively.

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(6.)	BORROWINGS

The Company’s borrowings at March 31, 2007 and December 31, 2006 are comprised of the following:

(Dollars in thousands)	March 31, 2007	December 31, 2006
Federal Home Loan Bank overnight borrowings	$25,701	$17,500
Other	86	400
Short-term borrowings	25,787	17,900

Securities sold under agreements to repurchase	74,000	74,000
Federal Home Loan Bank term advance	10,000	-
Subordinated debentures	12,372	12,372
Long-term borrowings	96,372	86,372

Total borrowings	$122,159	$104,272

At March 31, 2007 and December 31, 2006, short-term borrowings had a weighted average rate of 5.49% and 5.39%, respectively. At March 31, 2007 long-term borrowings bore interest rates ranging from 4.68% to 8.05% and had a weighted average rate of 5.33%. At December 31, 2006, long-term borrowings bore fixed interest rates ranging from 4.68% to 8.06% and had a weighted average rate of 5.35%. Interest expense from borrowings totaled $1.6 million and $1.3 million for the three-month periods ended March 31, 2007 and 2006, respectively.

(7.)	INCOME TAXES

As disclosed in Notes 1 and 2, the Company adopted a FIN 48 in the first quarter of 2007 and recognized a $13.1 million increase in deferred tax assets associated with an uncertain tax position pertaining to a single Bay View transaction that contributed to its net operating loss carryforwards.

FIN 48 requires the disclosure of unrecognized tax benefits associated with uncertain tax positions, the amounts and nature of changes in such unrecognized tax benefits during the reporting periods, and the amounts of estimated interest and penalties recorded for uncertain tax positions. The Company has no unrecognized tax benefits pursuant to the new standard. The Company has established a policy that any interest or penalties recorded for uncertain tax positions in the future will be classified as a component of income tax expense.

FIN 48 also requires the disclosure of tax years that remain subject to examination by various tax jurisdictions. Old Great Lakes is potentially subject to Federal tax examination for 2003 and later years and New York State examination for 2004 and later years. Bay View is potentially subject to Federal tax examination for 2002 and later years and California examination for 1997 and later years. In addition, Bay View tax returns are potentially subject to review in several other state jurisdictions in which the Company does not currently operate. The Company recorded income tax benefits of $389 thousand and $219 thousand in the first quarter of 2006 pertaining to losses from operations.

The effective tax rates were 39.6% and 73.0% in the first quarters of 2007 and 2006, respectively. Effective tax rates are impacted by items of income and expense that are not subject to Federal or state taxation. The Company’s income tax provision reflects the impact of these items, which include interest income from tax-exempt securities, earnings on bank-owned life insurance and the effect on taxable income of certain state tax credits. The decrease in effective tax rates over the prior year period is due to a decrease in the relative size and amount of these tax-exempt items compared to total pre-tax losses.

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at March 31, 2007 and December 31, 2006 are as follows:

(Dollars in thousands)	March 31, 2007	December 31, 2006
Deferred tax assets:
Tax loss carryforwards	$44,503	$30,822
Tax credit carryovers	5,755	5,794
Capital loss carryforward	4,097	4,097
Other accrued expenses not currently deductible for tax purposes	3,407	3,552
Securitizations	3,611	3,611
Net unrealized loss on securities available for sale	1,142	1,554
Hedge losses	1,103	1,236
Allowance for loan losses	1,490	1,417
Other	442	419
Gross deferred tax assets	65,550	52,502
Valuation allowance	(7,273)	(7,273)
Deferred tax assets, net of valuation allowance	58,277	45,229
Deferred tax liabilities:
Depreciation and amortization	(1,047)	(1,046)
Deferred loan origination costs	(926)	(994)
Rehabilitation credit basis reduction	(83)	(83)
Total deferred tax liabilities	(2,056)	(2,123)
Net deferred tax asset	$56,221	$43,106

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

The Company has recognized a valuation allowance of $7.3 million against the deferred tax assets relating to certain net operating loss carry forwards and a capital loss carryforward resulting from the Bay View merger. The net operating loss carryforwards relate to states where the Company does not currently operate. The capital loss expires in five years and can only be used to offset capital gains. The Company has no assurance of generating capital gains in the future.

With respect to the remainder of the deferred tax assets, management has made a conclusion that these assets should be recognized without reserve. This conclusion is based on our projections of future taxable income, using what management believes to be conservative asset growth and asset return assumptions. If met, the income projections would allow the full utilization of the deferred tax assets well before their expiration dates.

(8.)	PER SHARE DATA

The Company’s common stock per share information presented herein is based upon the weighted average number of shares outstanding during each period, retroactively adjusted for stock issued pursuant to the merger with Bay View. For the three-month periods ended March 31, 2007 and 2006, there were 200,896 weighted shares and 289,187 weighted shares, respectively, relating to outstanding stock options that were not included in the calculation of diluted earnings per share because their effect would have been anti-dilutive. Thus, basic and diluted earnings per share were the same for the periods presented.

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(9.)	STOCK-BASED COMPENSATION

During the first quarter of 2007, the Company granted stock options to four employees for a total of 70,000 shares of common stock. The options were granted with an exercise price of $13.63 per share representing the fair value of the Company’s stock at the date of grant. The options have ten-year lives and vest over five years. The Company used the Black-Scholes valuation model to measure the fair value of the options at the date of grant. The grant date fair value of $5.41 per share will be recognized as compensation expense in the Company’s financial statements over the five-year service period. Compensation expense recognized in the first quarter of 2007 for the options was $40 thousand. There was no other stock option activity during the quarter.

The key assumptions used to calculate the fair value of the options using the Black-Scholes model were: expected volatility - 27.64%; risk free interest rate - 4.64%; and expected option term - 6.5 years. Expected volatility estimates were developed based on the historical volatility of the Company’s stock and its peer group. The risk-free interest rate represents the five-year U.S. Treasury interest rate at the grant date. The expected term of the options is an estimate derived from analysis of the vesting term and contractual lives of the options. The Company assumes no payment of dividends in the valuation.

(10.)	RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

In February 2007, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Liabilities. This accounting standard provides significant new alternatives for the use of fair value measurement of the Company’s financial instruments, including investment securities, loans, deposit liabilities and term debt. The standard is effective for the first quarter of 2008. Management is currently assessing the potential impact of the new standard on the Company’s financial position and future results of operations, taking into consideration a variety of potential implementation strategies.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“FAS 157”). FAS 157 provides guidance related to fair value methodologies used to measure assets and liabilities. This Statement is effective for the first quarter of 2008. Management does not expect the adoption of FAS 157 to have a material effect on the Company’s financial statements.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following is management’s discussion and analysis of the major factors that influenced our consolidated results of operations and financial condition for the three-month periods ended March 31, 2007 and 2006. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006 and with the unaudited condensed consolidated financial statements and related notes as set forth in this report.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. When used or incorporated by reference, the words “anticipate”, “estimate”, “expect”, “believes”, “project”, “target”, “goal”, and other similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, among other things, the following important factors that could affect the actual outcome of future events: general economic conditions, either nationally or in the Company’s market areas, that are worse than expected; significantly increased competition among depository and other financial institutions; inflation and changes in the interest rate environment that reduce the Company’s net interest margins or fair value of financial instruments; changes in laws or government regulations affecting financial institutions, including changes in regulatory fees and capital requirements; the Company’s ability to enter new markets successfully and capitalize on growth opportunities; the Company’s ability to successfully integrate acquired entities; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, taxing authorities, the Financial Accounting Standards Board, and the Public Company Accounting Oversight Board; and changes in the Company’s organization, compensation and benefit plans. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. Readers are cautioned not to place undue reliance on these forward-looking statements, as they reflect management's analysis only as of the date of this report. The Company expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company’s expectation with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Many of the comparisons of financial data from period to period presented in the following discussion have been rounded from actual values reported in the financial statements. The percentage changes presented herein are based on a comparison of the actual values recorded in the financial statements, not the rounded values.

CRITICAL ACCOUNTING ESTIMATES

Management of the Company is required to evaluate and disclose those accounting estimates that it judges to be critical - those most important to the portrayal of the Company’s financial condition and results of operations and that require management’s most subjective and complex judgments. Management considers the accounting estimates relating to the adequacy of the allowance for loan losses and the carrying value of deferred tax assets to be critical estimates, as the judgments associated with these estimates could have a material effect on the Company’s results of operations.

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

Carrying Value of Deferred Taxes

The Company acquired significant net deferred income tax assets in the Bay View merger whose realization is dependent upon the Company’s generation of future taxable income before the tax benefits expire. Under the accounting guidelines, the Company is required to first recognize a deferred tax asset to the full extent of the tax benefits that can be used, and then to evaluate whether a valuation allowance should be recorded against the asset to the extent that it is judged more likely than not that some or all of the deferred tax assets will ultimately not be realized. Significant judgment is involved in assessing whether a valuation allowance should be recorded against the deferred tax assets and, if so, the appropriate amount of such valuation allowance. Details pertaining to the valuation allowance recorded against the Company’s net deferred tax assets are provided in Note 7 of the notes to the accompanying condensed consolidated financial statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND MARCH 31, 2006

Net Interest Income

The following table presents an analysis of average yields earned on interest-earning assets as well as the average rates paid on interest-bearing liabilities on a fully tax-equivalent basis for the three months ended March 31, 2007 and 2006. All average balances represent daily average balances.

	Three Months Ended March 31,
	2007			2006
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Taxable securities	$235,525	$2,963	5.03%	$244,255	$2,981	4.88%
Tax-exempt securities(1)	15,140	197	5.19	15,174	197	5.19
Total investment securities(2)	250,665	3,160	5.04	259,429	3,178	4.90
Short-term investments(3)	4,394	20	1.86	52,003	586	4.57
FHLB Stock	3,343	29	3.52	3,633	47	5.22
Loans(4)	525,386	7,970	6.15	427,017	6,051	5.75
Total interest-earning assets	783,788	$11,179	5.78%	742,082	$9,862	5.39%
Allowance for loan losses	(3,896)			(2,965)
Noninterest-earning assets	108,797			44,245
Total assets	$888,689			$783,362

Liabilities and shareholders’ equity:
Deposits:
Interest-bearing checking	$42,840	$129	1.22%	$42,905	$165	1.57%
Savings	88,408	476	2.18	137,822	786	2.31
Money market	127,352	1,228	3.91	116,844	1,083	3.76
Certificates of deposit	339,162	3,935	4.71	302,571	2,989	4.01
Total interest-bearing deposits	597,762	5,768	3.91	600,142	5,023	3.39
Short-term borrowings	27,305	361	5.37	24,669	288	4.73
Long-term borrowings	90,705	1,211	5.41	94,372	1,033	4.44
Total interest-bearing liabilities	715,772	$7,340	4.16%	719,183	$6,344	3.58%
Noninterest-bearing deposits	27,032			25,226
Other liabilities	10,124			3,741
Shareholders’ equity	135,761			35,212
Total liabilities and shareholders’ equity	$888,689			$783,362
Net interest income		$3,839			$3,518
Interest rate spread			1.62%			1.81%
Contribution of interest-free funds			0.37			0.11
Net interest margin			1.99%			1.92%
Ratio of average interest-earning assets to
average interest-bearing liabilities			109.50%			103.18%

(1)	The interest on tax-exempt securities is calculated on a fully tax-equivalent basis assuming a federal tax rate of 34%.
(2)	The average balance of the securities is based upon amortized historical cost.
(3)	Short-term investments include interest-earning deposits, restricted interest-earning cash and short-term investments.
(4)	Fees in the amount of $59 and $64 thousand are included in interest and fees on loans for the three months ended March 31, 2007 and 2006, respectively.

Net interest income on a tax-equivalent basis increased from $3.5 million for the first quarter of 2006 to $3.8 million in 2007 on overall improvement in the average volumes and interest rates of earning assets, offset in part by increases in rates on interest-bearing deposits. Average interest-earning assets grew by $41.7 million from $742.1 million in the 2006 quarter to $783.8 million in the 2007 quarter and the average rate earned on the assets improved from 5.39% to 5.78%. The improvement in interest income was offset to a large degree by rising costs of funding. Interest rates on average interest-bearing liabilities increased from 3.58% at March 31, 2006 to 4.16% at March 31, 2007.

The Company’s net interest margin was 1.99% in the 2007 quarter compared to 1.92% in 2006. Interest-free funds provided 37 basis points to the margin in 2007, compared to 11 basis points in 2006. Average noninterest-bearing demand deposits increased 7.2% to $27.0 million for the 2007 quarter compared with $25.2 million in 2006. The positive impact of the contribution of interest-free funds on the 2007 net interest margin was offset in part by a 19 basis point decrease in the interest rate spread.

Increases in the Company’s average loan balances provided the most significant contribution to the 39 basis point increase in the average rate earned on interest-earning assets from 5.39% in 2006 to 5.78% in 2007. Interest income on loans increased by $1.9 million to $8.0 million in 2007. This increase resulted from a $98.4 million increase in average loans outstanding to $525.4 in 2007 from $427.0 million in 2006. The rate earned on average loans increased to 6.15% in 2007 from 5.75% in 2006.

The Company experienced significant migration of interest-bearing deposits from savings accounts into higher-rate money market and certificate accounts in comparing the 2006 and 2007 first quarters. The combined average balances of money market and certificate accounts increased $47.1 million, or 11.2% in 2007. A 58 basis point increase in the rates paid on interest-bearing liabilities to 4.16% in the 2007 quarter resulted in a $1.0 million increase in the Company’s funding costs in 2007.

The following table quantifies the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company’s net interest income (on a fully tax-equivalent basis). For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in interest rate (changes in interest rate multiplied by current volume); (2) changes in volume (changes in volume multiplied by prior interest rate); and (3) the net change.

	Three months ended March 31, 2007 vs. 2006
	Increase/(Decrease) Due to Change in		Total Net
(Dollars in thousands)	Average Volume	Average Rate	Increase (Decrease)

INTEREST INCOME:
Taxable securities	$(107)	$89	$(18)
Tax-exempt securities	-	-	-
Total investment securities	(107)	89	(18)
Short-term investments	(536)	(30)	(566)
FHLB Stock	(4)	(14)	(18)
Loans	1,394	525	1,919
Total interest-earning assets	$747	$570	$1,317

INTEREST EXPENSE:
Deposits:
Interest-bearing checking	$-	$(36)	$(36)
Savings	(282)	(28)	(310)
Money market	97	48	145
Certificates of deposit	361	585	946
Total interest-bearing deposits	176	569	745
Short-term borrowings	31	42	73
Long-term borrowings	(40)	218	178
Total borrowings	(9)	260	251
Total interest-bearing liabilities	$167	$829	$996
CHANGE IN NET INTEREST INCOME	$580	$(259)	$321

Noninterest Income

The following table summarizes the Company’s noninterest income:

(Dollars in thousands)	Three Months Ended March 31,
	2007	2006
Service charges on deposit accounts	$176	$135
Other fees and service charges	159	111
Earnings on bank-owned life insurance	121	115
Loan fee income	120	24
Gain on sale of mortgage loans	62	-
Other operating income	36	30
Total noninterest income	$674	$415

Noninterest income increased by approximately 62% for the first quarter of 2007 compared to the first quarter of 2006. Services charges on deposit accounts relate primarily to overdraft charges and returned check fee income. Other fees and service charges relate primarily to ATM and debit card income. Increases in letter of credit and loan servicing fees contributed to the increase in loan fee income from 2006 to 2007. The gain on sale of mortgage loans in the current quarter relates to the Company’s new mortgage banking activities which began in late 2006. Other operating income includes early withdrawal penalties on deposit accounts and other miscellaneous income. The Company anticipates that noninterest income will continue to increase in 2007 as its branch network grows and matures, the loan portfolios increase and the impact of its new mortgage banking initiative takes effect.

Noninterest Expense

The following table summarizes the Company’s noninterest expense:

(Dollars in thousands)	Three Months Ended March 31,
	2007	2006
Salaries and employee benefits	$3,042	$2,308
Occupancy, equipment and furnishings	732	557
Data processing and operations	268	221
Professional services	204	136
Advertising	134	192
Printing, postage and supplies	109	110
Other operating expense	672	402
Total noninterest expense	$5,161	$3,926

Noninterest expense increased by $1.2 million for the first quarter of 2007 compared to the first quarter of 2006. Salaries and employee benefits increased $734 thousand relating to expansion of the branch network and significant additions to the lending businesses, support functions and senior management team. Increases in occupancy, equipment and furnishings expense relate to the Company’s branch expansion and continued development of its infrastructure. The increase in data processing and operations expense was impacted by overall growth of the Company and increases in number of customer accounts. Professional services expense increased mainly due to growth in size and complexity of the Company and the increasing cost of compliance with laws and regulations. Other operating expense includes insurance premiums, franchise taxes, communications expenses and other general operating expenses.

Income Taxes

Effective tax rates are affected by income and expense items that are not subject to Federal or state taxation. The Company’s income tax provision reflects the impact of such items, including tax-exempt interest income from municipal securities, tax-exempt earnings on bank-owned life insurance and the effect of certain state tax credits. The Company’s effective tax rates were 39.6% and 73.0% in the first quarters of 2007 and 2006, respectively.

FINANCIAL CONDITION

Lending Activities

The following table summarizes the composition of the Company’s loan portfolio:

(Dollars in thousands)	March 31, 2007		December 31, 2006
	Amount	Percent	Amount	Percent

Real estate loans:
Residential	$253,626	47.3%	$253,709	49.6%
Home equity	53,337	10.0	53,676	10.5
Commercial	89,706	16.7	78,666	15.4
Construction	30,066	5.6	25,481	5.0
Total mortgage loans	426,735	79.6	411,532	80.5
Commercial and industrial loans	62,530	11.7	55,055	10.8
Automobile loans	46,151	8.6	43,719	8.6
Other consumer loans	765	0.1	659	0.1
Total loans	536,181	100.0%	510,965	100.0%
Allowance for loan losses	(3,950)		(3,781)
Deferred loan costs, net	6,707		6,744
Total loans, net	$538,938		$513,928

Total loans increased $25.0 million or 4.9% from $513.9 million to $538.9 million in the first quarter of 2007. The growth in loans was comprised primarily of increases in commercial real estate loans of $11.0 million or 14.0%, construction loans of $4.5 million or 17.6%, and commercial and industrial loans of $7.4 million or 13.4%. The loan portfolio had a weighted average yield of 6.54% at March 31, 2007 and 6.46% at December 31, 2006.

Non-Performing Assets

The table below sets forth the amounts and categories of the Company’s non-performing assets at the dates indicated. At each date presented there were no troubled debt restructurings (which involve forgiving a portion of interest or principal or making loans at rates significantly less than current market rates).

(Dollars in thousands)	March 31, 2007	December 31, 2006
Nonaccrual loans	$3,688	$3,548
Accruing loans contractually past due 90 days or more	-	-
Total non-performing loans	3,688	3,548
Foreclosed assets	77	91
Total non-performing assets	$3,765	$3,639

Ratios:
Non-performing loans to total loans	0.68%	0.69%
Non-performing assets to total assets	0.42%	0.41%

Interest income that would have been recorded had nonaccrual loans been current in accordance with their original terms amounted to $172 thousand and $15 thousand for the first quarters of 2007 and 2006, respectively.

Allowance for Loan Losses

An analysis of the allowance for loan losses for the periods indicated is presented below:

	Three Months Ended,
(Dollars in thousands)	March 31, 2007	December 31, 2006	March 31, 2006
Balance, beginning of period	$3,781	$3,375	$2,910
Provision for loan losses	267	443	240
Net charge-offs:
Charge-offs	(98)	(37)	(76)
Recoveries	-	-	-
Net charge-offs	(98)	(37)	(76)
Balance, end of period	$3,950	$3,781	$3,074
Ratio of allowance for loan losses to:
Total loans	0.73%	0.73%	0.69%
Nonperforming loans	107.11%	106.58%	322.38%
Ratio of annualized net charge-offs to average total loans	0.08%	0.03%	0.07%

Impaired loans totaled $3.7 million and $3.9 million at March 31, 2007 and December 31, 2006, respectively. The allowance for loan losses relating to impaired loans, which are comprised mainly of commercial loans, increased from $478 thousand at December 31, 2006 to $992 thousand at March 31, 2007, due to decreases in estimated fair value of collateral securing the impaired loans.

In light of recent concerns about credit deterioration in the U.S. mortgage markets, the Company performed a thorough assessment of the credit quality of its residential mortgage loan portfolio in the current quarter. The review took into consideration historical loss trends in the portfolio, current delinquency information, assessment of the credit worthiness of the homeowners as measured by FICO scores and other information, and loan-to-value coverage statistics. In addition, the Company engaged a third-party financial services company to provide an independent view of the credit quality of its mortgage loans and the carrying amount of the related loan loss allowance.

The Company’s assessment culminated with a conclusion that the credit quality of its residential mortgage loan portfolio taken as a whole is stable and that loan loss allowance on the portfolio should be reduced. The Company reduced the formula-based reserve factors for mortgage loans and thus the loan loss allowance carried on mortgage loans in the current quarter. The reduction in these reserve factors had the effect of offsetting in large part additional allowance recorded for the Company’s impaired commercial loans. Provisions for loan loss charged to earnings totaled $267 thousand in the current quarter compared to $240 thousand in the first quarter of 2006.

While the Company’s loan loss allowance is allocated among its various loan portfolios, the allowance is considered to be general in nature and available to absorb losses from any loan category. Management concludes that the allowance for loan losses at March 31, 2007 is adequate to cover probable losses in the loan portfolios at that date. Factors beyond the Company’s control, however, such as national and local economic trends, can adversely impact the credit quality of its loans and the adequacy of loan loss allowance recorded. As a result, no assurance can be given that adverse economic conditions or other developments will not result in increased losses in the portfolio or that the allowance for loan losses will be sufficient to meet actual losses as they arise.

Investment Activities

The Company’s investment policy is designed to manage liquidity, interest rate risk, asset quality and yield. Performance of the Company’s investment portfolio is evaluated on a regular basis by management and the Asset/Liability Committee of the Board of Directors. The Company classifies its investment securities as either available for sale or held to maturity. These classifications are reviewed each reporting period.

Available for sale investments may be sold in response to changing market and interest rate conditions or for other business purposes. Activity in this portfolio is undertaken to manage liquidity and interest rate risk and to take advantage of market opportunities. This portfolio decreased $7.0 million in the first quarter of 2007 to $226.8 million at March 31, 2007. The decrease in the portfolio resulted principally from $8.0 million of repayments of investment securities during the quarter, offset in part by an increase in the fair value of the securities held of $1.1 million. There were no purchases or sales of available for sale securities in the first quarter of 2007. The available for sale portfolio had net unrealized losses of $2.9 million and $4.0 million at March 31, 2007 and December 31, 2006, respectively.

The Company has concluded that the unrealized losses at March 31, 2007 and December 31, 2006 were temporary in nature. In making this conclusion, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, the financial condition of the issuers, and the Company’s ability and intent to hold these securities until their fair values recover. Management also considered that some of the mortgage-backed securities have the backing of Federal agency guarantees.

Securities classified as held to maturity are carried at amortized cost. The portfolio totaled $16.0 million at March 31, 2007 and December 31, 2006. There were no purchases or sales of held to maturity securities in the first quarter of 2007. The held to maturity portfolio had net unrealized losses of $217 thousand and $239 thousand at March 31, 2007 and December 31, 2006, respectively.

Funding Activities

Deposits

Deposits comprised of noninterest-bearing demand deposits and interest-bearing savings and time deposits represent the Company’s primary source of funding. The Company gathers deposits in its market areas by paying competitive interest rates, offering high quality customer service, using technology to deliver services efficiently and effectively, and by aggressively marketing its products. The Company offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. At March 31, 2007, total deposits were $636.9 million, representing an increase of $2.2 million from year-end 2006. The weighted average interest rate on deposits was 3.73% at March 31, 2007, representing and increase of 10 basis points from year-end 2006. Certificates of deposit at March 31, 2007 and December 31, 2006 were 53.8% and 53.2% of total deposits with weighted average rates of 4.70% and 4.65%, respectively.

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

Capital guidelines issued by the Federal Reserve Board and the FDIC require the Company and our banking subsidiary to maintain certain capital ratios, set forth below. At March 31, 2007, Great Lakes Bancorp, Inc. and Greater Buffalo Savings Bank were deemed to be “well capitalized” under the regulations of the Federal Reserve Board and the FDIC, respectively, and in compliance with applicable capital requirements.

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
March 31, 2007:
Total risk-based capital (to risk-weighted assets):
Great Lakes Bancorp, Inc.	$98,243	19.6%	$40,161	8.0%	$	N/A	N/A	%
Greater Buffalo Savings Bank	54,405	11.2	38,979	8.0		48,724	10.0

Tier 1 capital (to risk-weighted assets):
Great Lakes Bancorp, Inc.	94,293	18.8	20,081	4.0		N/A	N/A
Greater Buffalo Savings Bank	50,455	10.4	19,490	4.0		29,234	6.0

Tier 1 leverage:
Great Lakes Bancorp, Inc.	94,293	11.3	33,427	4.0		N/A	N/A
Greater Buffalo Savings Bank	50,455	6.2	32,412	4.0		40,515	5.0

December 31, 2006:
Total risk-based capital (to risk-weighted assets):
Great Lakes Bancorp, Inc.	$99,322	20.8%	$38,278	8.0%	$	N/A	N/A	%
Greater Buffalo Savings Bank	50,037	10.8	36,972	8.0		46,216	10.0

Tier 1 capital (to risk-weighted assets):
Great Lakes Bancorp, Inc.	95,541	20.0	19,139	4.0		N/A	N/A
Greater Buffalo Savings Bank	46,256	10.0	18,486	4.0		27,729	6.0

Tier 1 leverage:
Great Lakes Bancorp, Inc.	95,541	11.6	32,817	4.0		N/A	N/A
Greater Buffalo Savings Bank	46,256	5.8	31,776	4.0		39,720	5.0

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company uses a variety of methods to measure the sensitivity of its income to changes in interest rates, including simulation, valuation techniques and gap analyses. Interest-rate risk is the sensitivity of income to changes in market interest rates over both short-term and long-term horizons. The primary goal of interest rate risk management is to control this risk within limits approved by the Board of Directors. These limits take into consideration the Company’s tolerance for interest rate risk. The Company attempts to control interest-rate risk by identifying exposures, quantifying them and taking appropriate actions. For a full discussion of interest rate risk see “Qualitative and Quantitative Disclosures about Market Risk” in the Company’s 2006 Annual Report on Form 10-K. The Company has completed its interest rate risk the analysis for the first quarter of 2007 and the Company’s interest rate risk profile is materially unchanged in the first quarter.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company and its consolidated subsidiaries is recorded, processed, summarized and reported in a timely manner. Management will continue to review this matter with particular emphasis on the documentation of the Company’s disclosure controls and procedures.

Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

NONE

ITEM 1A.	RISK FACTORS

The Company is required to report “Risk Factors” in its Annual Report on Form 10-K and update this disclosure quarterly for material changes, if any, in those risk factors. There were no material changes during the first quarter of 2007 to those risk factors disclosed in the 2006 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.	OTHER INFORMATION

NONE

ITEM 6.	EXHIBITS

(a)	The following exhibits are filed as part of this report.

Exhibit #	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT LAKES BANCORP, INC.

/s/ Michael J. Rogers	, May 9, 2007
Michael J. Rogers
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)