Form 10-Q
period 2007-06-30
GREAT LAKES BANCORP, INC.
filed 2007-08-08
CIK 840387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Common Stock, $.01 par value - 10,925,218 shares as of July 31, 2007

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended June 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	June 30,	December 31,
	2007	2006
ASSETS
Cash and cash equivalents:
Cash and due from banks	$13,031	$13,582
Interest-earning deposits in other financial institutions	1,179	444
Total cash and cash equivalents	14,210	14,026
Restricted cash	3,875	3,923
Securities available for sale, at fair value	216,541	233,853
Securities held to maturity, at amortized cost (fair value of $15,544 and $15,758, respectively)	15,981	15,997
Federal Home Loan Bank stock, at cost	3,342	2,712
Loans, net of allowance for loan losses of $2,978 and $3,781, respectively	533,667	513,928
Premises and equipment, net	26,474	24,765
Accrued interest receivable	3,683	3,694
Bank-owned life insurance	13,249	13,006
Deferred tax asset, net	56,950	43,106
Goodwill	33	12,832
Other assets	3,968	2,570
TOTAL ASSETS	$891,973	$884,412

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$32,151	$37,145
Interest-bearing	613,892	597,511
Total deposits	646,043	634,656
Short-term borrowings	9,114	17,900
Long-term borrowings	91,372	86,372
Accrued expenses and other liabilities	11,114	9,974
TOTAL LIABILITIES	757,643	748,902

Shareholders’ equity:
Common stock - 20,000,000 shares of $0.01 par value authorized, 10,925,387 shares issued and 10,925,218 shares outstanding at June 30, 2007; 10,923,213 shares issued and 10,921,796 shares outstanding at December 31, 2006	109	109
Additional paid-in capital	136,012	136,138
Retained earnings	1,071	1,934
Treasury stock, at cost; 169 and 1,417 shares, respectively	(28)	(234)
Accumulated other comprehensive loss	(2,834)	(2,437)
TOTAL SHAREHOLDERS’ EQUITY	134,330	135,510
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$891,973	$884,412

See accompanying notes to the consolidated financial statements.

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$8,354	$6,703	$16,324	$12,754
Interest on investment securities:
Taxable	2,861	3,249	5,824	6,230
Tax-exempt	130	130	260	260
Total interest on securities	2,991	3,379	6,084	6,490
Dividends on FHLB stock	62	47	91	94
Other interest income	24	828	44	1,414
TOTAL INTEREST AND DIVIDEND INCOME	11,431	10,957	22,543	20,752
INTEREST EXPENSE:
Deposits	6,000	5,558	11,768	10,581
Short-term borrowings	224	144	585	432
Long-term borrowings	1,269	1,358	2,480	2,391
TOTAL INTEREST EXPENSE	7,493	7,060	14,833	13,404
NET INTEREST INCOME	3,938	3,897	7,710	7,348
PROVISION (CREDIT) FOR LOAN LOSSES	(380)	318	(113)	558

NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR LOAN LOSSES	4,318	3,579	7,823	6,790
NONINTEREST INCOME:
Service charges on deposit accounts	214	161	390	295
Other fees and service charges	185	131	344	243
Gain on sale of mortgage loans	263	-	325	-
Loan fee income	182	135	302	159
Earnings on bank-owned life insurance	122	116	243	231
Other operating income	36	44	72	74
TOTAL NONINTEREST INCOME	1,002	587	1,676	1,002
NONINTEREST EXPENSE:
Salaries and employee benefits	3,332	2,596	6,374	4,905
Occupancy, equipment and furnishings	746	595	1,478	1,152
Data processing and operations	299	229	567	450
Professional services	171	154	375	291
Advertising	139	198	273	390
Printing, postage and supplies	159	99	268	209
Other operating expenses	833	539	1,505	940
TOTAL NONINTEREST EXPENSE	5,679	4,410	10,840	8,337
LOSS BEFORE INCOME TAXES	(359)	(244)	(1,341)	(545)
INCOME TAX BENEFIT	(89)	(191)	(478)	(411)
NET LOSS	$(270)	$(53)	$(863)	$(134)

LOSS PER SHARE - BASIC AND DILUTED	$(0.02)	$(0.01)	$(0.08)	$(0.02)

Weighted average basic and diluted shares outstanding	10,923,665	8,733,392	10,922,965	6,529,160

See accompanying notes to the consolidated financial statements.

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
Six months ended June 30, 2007 and 2006
(In thousands, except share data)

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Retained	Treasury	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Stock	Loss	Equity
Balance at January 1, 2006	$43	$35,383	$2,830	$-	$(2,743)	$35,513
Comprehensive income:
Net loss	-	-	(134)	-	-	(134)
Change in net unrealized loss on securities available for sale, net of tax	-	-	-	-	(2,120)	(2,120)
Total comprehensive loss						(2,254)
Outstanding Bay View shares at merger date - 6,613,099 shares	66	101,584	-	-	-	101,650
Bay View treasury stock at merger date - 1,417 shares	-	234	-	(234)	-	-
Bay View merger costs	-	(1,101)	-	-	-	(1,101)
Stock-based compensation plans:
Compensation expense on stock options	-	19	-	-	-	19
Balance at June 30, 2006	$109	$136,119	$2,696	$(234)	$(4,863)	$133,827

Balance at January 1, 2007	$109	$136,138	$1,934	$(234)	$(2,437)	$135,510
Comprehensive income:
Net loss	-	-	(863)	-	-	(863)
Change in net unrealized loss on securities available for sale, net of tax	-	-	-	-	(397)	(397)
Total comprehensive loss						(1,260)
Release of treasury stock - 1,248 shares	-	(206)	-	206	-	-
Stock-based compensation plans:
Compensation expense on stock options and related taxes	-	60	-	-	-	60
Shares issued for stock option exercises - 2,174 shares	-	20	-	-	-	20
Balance at June 30, 2007	$109	$136,012	$1,071	$(28)	$(2,834)	$134,330

See accompanying notes to the consolidated financial statements.

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six months ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(863)	$(134)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of premises and equipment	823	634
Net amortization of premiums on investment securities	232	343
Net amortization of deferred loan costs	944	792
Compensation expense on stock options	60	19
Deferred income tax benefit	(481)	(411)
Gain on sale of mortgage loans	(325)	-
Provision (credit) for loan losses	(113)	558
Decrease (increase) in accrued interest receivable	11	(581)
Increase in bank-owned life insurance	(243)	(231)
Originations of mortgage loans held for sale	(38,527)	-
Proceeds from sale of mortgage loans held for sale	33,846	-
Decrease (increase) in other assets	(898)	3,433
Increase (decrease) in accrued expenses and other liabilities	310	(9,683)
Net cash used in operating activities	(5,224)	(5,261)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in restricted deposits	48	148
Purchases of securities available for sale	-	(55,104)
Proceeds from principal payments, maturities and calls on securities available for sale	16,465	15,543
Purchase of Federal Home Loan Bank stock	(630)	(1,508)
Purchases of loans	-	(15,352)
Net increase in loans	(15,564)	(50,505)
Purchase of premises and equipment	(2,532)	(4,107)
Cash received in Bay View merger	-	63,435
Bay View merger costs	-	(1,101)
Net cash used in investing activities	(2,213)	(48,551)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	11,387	31,946
Net decrease in short-term borrowings	(8,786)	(20,888)
Proceeds from long-term borrowings	30,000	167,000
Repayment of long-term borrowings	(25,000)	(136,500)
Proceeds from issuance of common stock	20	-
Net cash provided by financing activities	$7,621	$41,558
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$184	$(12,254)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,026	95,500
CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,210	$83,246

Supplemental disclosure of cash flow information:
Cash paid for interest	$13,917	$13,327
Cash refunded for income taxes	224	-
Acquisition of Bay View Capital Corporation:
Assets acquired (excluding cash and cash equivalents acquired)	-	73,049
Liabilities assumed	-	34,834

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

Recently Adopted Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This pronouncement addresses the accounting for uncertain tax positions and requires the recognition of the positive financial impact of uncertain income tax positions if those positions are ‘more likely than not’ of being sustained on review by taxing authorities based on the technical merits of the positions. FIN 48 differentiates between the ‘more likely than not’ and ‘probable’ criteria commonly used in evaluating uncertain tax positions. The Company adopted FIN 48 effective January 1, 2007. See Notes 2 and 7 for additional information relating to the adoption.

(2.)     MERGER WITH BAY VIEW CAPITAL CORPORATION

On May 1, 2006, Great Lakes Bancorp, Inc. (“Old Great Lakes”) merged into Bay View Capital Corporation (“Bay View”) and the name of the surviving legal entity was changed back to Great Lakes Bancorp, Inc. (the “Company”). Details of the merger transaction are disclosed in Note 2 of the Company’s financial statements included in its 2006 Annual Report on Form 10-K. The merger was treated as a purchase of Bay View by Old Great Lakes, with the purchase price of $101.7 million allocated to the individual assets and liabilities acquired.

The Company intends to finalize the purchase price allocation in the third quarter upon completion of final Bay View tax returns. The table below provides an update of the purchase price allocation from previous reports. The table reflects an increase in deferred tax assets acquired in the purchase of $13.1 million, an increase in other assets of $500 thousand, an increase in liabilities assumed of $830 thousand, and a net reduction in goodwill of $12.8 million since December 31, 2006.

The increase in deferred tax assets of $13.1 million is associated with the adoption of FIN 48 in the first quarter of 2007 as disclosed in Note 1 above. In adopting the new accounting standard, the Company recognized the future tax benefits associated with an uncertain tax position pertaining to a single Bay View transaction that contributed to its net operating loss carryforwards. The Company has recognized the additional tax benefits using the criterion in the new standard that it is ‘more likely than not’ that the tax position would be sustained upon review by taxing authorities. Prior to FIN 48, the recognition of the benefits of uncertain tax positions generally required a conclusion that it was ‘probable’ the tax position would be sustained upon review, a higher level of certainty.

Cash and cash equivalents	$63,435
Restricted cash	18,118
Deferred tax assets, net of valuation allowance of $7,273	53,767
Goodwill	33
Other assets, including FSA recovery of $2,000	3,760
Total assets acquired	139,113

Accounts payable	2,984
FSA settlement liability	20,000
Employee-related liabilities	3,623
Accrued insurance and professional fees	3,994
Leased facility obligation	5,345
Other liabilities	1,517
Total liabilities assumed	37,463

Net assets acquired	$101,650

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(3.)  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized below.

	June 30, 2007
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale:
U.S. Government agency obligations	$19,998	$-	$(334)	$19,664
Mortgage-backed securities:
Government agency issued or guaranteed	38,328	-	(873)	37,455
Privately issued	159,681	14	(3,375)	156,320
State and municipal obligations	2,152	-	(46)	2,106
Corporate and other debt obligations	1,004	-	(8)	996
Total available for sale securities	$221,163	$14	$(4,636)	$216,541

Securities held to maturity:
State and municipal obligations	$12,974	$-	$(445)	$12,529
Corporate and other debt obligations	3,007	12	(4)	3,015
Total held to maturity securities	$15,981	$12	$(449)	$15,544

	December 31, 2006
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale:
U.S. Government agency obligations	$19,997	$-	$(323)	$19,674
Mortgage-backed securities:
Government agency issued or guaranteed	42,546	9	(601)	41,954
Privately issued	172,138	-	(3,060)	169,078
State and municipal obligations	2,155	-	(16)	2,139
Corporate and other debt obligations	1,008	-	-	1,008
Total available for sale securities	$237,844	$9	$(4,000)	$233,853

Securities held to maturity:
State and municipal obligations	$12,987	$-	$(243)	$12,744
Corporate and other debt obligations	3,010	16	(12)	3,014
Total held to maturity securities	$15,997	$16	$(255)	$15,758

At June 30, 2007 and December 31, 2006, securities with a carrying value of $146.7 million and $148.5 million, respectively, were pledged to secure borrowings and letters of credit from the FHLB and Federal Reserve Bank, as well as repurchase agreements and certain deposits. Included in mortgage-backed securities are collateralized mortgage obligations with an amortized cost and fair value of $184.6 million and $180.7 million at June 30, 2007, and an amortized cost and fair value of $200.6 million and $197.3 million at December 31, 2006. There were no sales of securities during the six-month periods ended June 30, 2007 and 2006.

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables show the investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2007 and December 31, 2006.

	June 30, 2007
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S. Government agency obligations	$-	$-	$19,664	$(334)	$19,664	$(334)
Mortgage-backed securities:
Government agency issued or guaranteed	4,152	(16)	33,303	(857)	37,455	(873)
Privately issued	35,641	(273)	118,458	(3,102)	154,099	(3,375)
State and municipal obligations	734	(15)	1,372	(31)	2,106	(46)
Corporate and other debt obligations	996	(8)	-	-	996	(8)
Total available for sale securities	$41,523	$(312)	$172,797	$(4,324)	$214,320	$(4,636)

Securities held to maturity:
State and municipal obligations	$-	$-	$12,529	$(445)	$12,529	$(445)
Corporate and other debt obligations	-	-	1,003	(4)	1,003	(4)
Total held to maturity securities	$-	$-	$13,532	$(449)	$13,532	$(449)
Total temporarily impaired securities	$41,523	$(312)	$186,329	$(4,773)	$227,852	$(5,085)

	December 31, 2006
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S. Government agency obligations	$-	$-	$19,674	$(323)	$19,674	$(323)
Mortgage-backed securities:
Government agency issued or guaranteed	23,356	(136)	14,056	(465)	37,412	(601)
Privately issued	37,382	(134)	131,696	(2,926)	169,078	(3,060)
State and municipal obligations	747	(2)	1,392	(14)	2,139	(16)
Total available for sale securities	$61,485	$(272)	$166,818	$(3,728)	$228,303	$(4,000)

Securities held to maturity:
State and municipal obligations	$-	$-	$12,744	$(243)	$12,744	$(243)
Corporate and other debt obligations	-	-	998	(12)	998	(12)
Total held to maturity securities	$-	$-	$13,742	$(255)	$13,742	$(255)
Total temporarily impaired securities	$61,485	$(272)	$180,560	$(3,983)	$242,045	$(4,255)

Management of the Company reviewed the investment securities that were in an unrealized loss position at June 30, 2007 and December 31, 2006 and has concluded that the declines in fair value were temporary.

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

Management believes that the declines in fair value were caused by increases in interest rates and not the credit deterioration of the individual issuers. At June 30, 2007, the Company owned 92 securities with aggregate unrealized losses of $5.1 million. Those investment securities consisted principally of mortgage-backed securities classified as available for sale. All but two of the Company’s securities in an unrealized loss position at June 30, 2007 were investment grade with credit ratings of “AAA.” The remaining two securities had unrealized losses of approximately $13 thousand at June 30, 2007. Management believes the Company will collect all payments due according to the contractual terms of the securities.

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(4.)     LOANS

Loans receivable at June 30, 2007 and December 31, 2006 are summarized as follows:

(Dollars in thousands)	June 30,	December 31,
	2007	2006
Real estate loans:
Residential	$252,240	$253,709
Home equity	56,664	53,676
Commercial	87,622	78,666
Construction	19,904	25,481
Commercial and industrial loans	63,044	55,055
Automobile loans	49,315	43,719
Other consumer loans	1,106	659
Total loans	529,895	510,965
Allowance for loan losses	(2,978)	(3,781)
Deferred loan costs, net	6,750	6,744
Total loans, net	$533,667	$513,928

Residential real estate loans included loans held for sale of $4.5 million at June 30, 2007 and $1.2 million at December 31, 2006. Loans held for sale of $1.8 million were included in construction loans at June 30, 2007. There were no construction loans classified as held for sale at December 31, 2006.

(5.)     DEPOSITS

A summary of deposits at June 30, 2007 and December 31, 2006 are as follows:

	June 30, 2007		December 31, 2006
		Weighted		Weighted
(Dollars in thousands)		Average		Average
	Amount	Rate	Amount	Rate
Noninterest-bearing checking	$32,151	-%	$37,145	-%
Interest-bearing checking	46,647	1.15	45,139	1.21
Savings and money market	216,848	3.23	214,454	3.17
Total core deposits	295,646	2.55	296,738	2.47

Certificates of deposit, due:
Within one year	313,255	4.75	272,659	4.70
One to two years	33,403	4.55	55,126	4.47
Two to three years	3,376	4.55	9,223	4.10
Three to five years	363	4.24	910	3.92
Total certificates of deposits	350,397	4.73	337,918	4.65
Total deposits	$646,043	3.73%	$634,656	3.63%

The aggregate amount of certificates of deposit in denominations of $100,000 or more at June 30, 2007 and December 31, 2006 was $127.9 million and $138.7 million, respectively.

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(6.)     BORROWINGS

The Company’s borrowings at June 30, 2007 and December 31, 2006 are comprised of the following:

(Dollars in thousands)	June 30,	December 31,
	2007	2006
Federal Home Loan Bank overnight borrowings	$8,914	$17,500
Other	200	400
Short-term borrowings	9,114	17,900

Securities sold under agreements to repurchase	69,000	74,000
Federal Home Loan Bank term advance	10,000	-
Subordinated debentures	12,372	12,372
Long-term borrowings	91,372	86,372

Total borrowings	$100,486	$104,272

At June 30, 2007 and December 31, 2006, short-term borrowings had a weighted average rate of 5.48% and 5.39%, respectively. At June 30, 2007 long-term borrowings bore interest rates ranging from 3.86% to 8.06% and had a weighted average rate of 5.31%. At December 31, 2006, long-term borrowings bore fixed interest rates ranging from 4.68% to 8.06% and had a weighted average rate of 5.35%. Interest expense from borrowings totaled $1.5 million for both three-month periods ended June 30, 2007 and 2006. Interest expense from borrowings totaled $3.1 million and $2.8 million for the six-month periods ended June 30, 2007 and 2006, respectively.

(7.)     INCOME TAXES

As disclosed in Notes 1 and 2, the Company adopted FIN 48 in the first quarter of 2007 and recognized a $13.1 million increase in deferred tax assets associated with an uncertain tax position pertaining to a single Bay View transaction that contributed to its net operating loss carryforwards.

FIN 48 requires the disclosure of unrecognized tax benefits associated with uncertain tax positions, the amounts and nature of changes in such unrecognized tax benefits during the reporting periods, and the amounts of estimated interest and penalties recorded for uncertain tax positions. The Company currently has no unrecognized tax benefits associated with uncertain tax positions. The Company has established a policy that any interest or penalties recorded for uncertain tax positions in the future will be classified as a component of income tax expense.

During the second quarter of 2007, the Company received a request from the State of California for information pertaining to net operating loss carryforwards associated with certain Bay View related acquisitions consummated several years ago. The Company has responded to the initial request and does not believe that the matter will have a material impact on the Company’s net operating loss carryforwards.

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

The effective tax rates were 24.9% and 78.3% for the second quarters of 2007 and 2006, respectively. The effective tax rates were 35.7% and 75.4% for the six months ended June 30, 2007 and 2006, respectively. Effective tax rates are impacted by items of income and expense that are not subject to Federal or state taxation. The Company’s income tax provision reflects the impact of these items, which include interest income from tax-exempt securities, earnings on bank-owned life insurance and the effect on taxable income of certain state tax credits. The decreases in effective tax rates over the prior year periods are due to decreases in the relative size and amount of these tax-exempt items compared to total pre-tax losses. In addition, during the second quarter of 2007, New York State reduced tax rates from 7.5% to 7.1% effective January 1, 2007 and the Company recorded a reduction of its deferred tax assets of approximately $120 thousand associated with this rate change through a charge to second quarter results.

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at June 30, 2007 and December 31, 2006 are as follows:

(Dollars in thousands)	June 30,	December 31,
	2007	2006

Deferred tax assets:
Tax loss carryforwards	$45,300	$30,822
Tax credit carryovers	5,740	5,794
Capital loss carryforward	4,097	4,097
Securitizations	3,587	3,611
Other accrued expenses not currently deductible for tax purposes	3,260	3,552
Net unrealized loss on securities available for sale	1,789	1,554
Allowance for loan losses	1,111	1,417
Hedge losses	965	1,236
Other	388	419
Gross deferred tax assets	66,237	52,502
Valuation allowance	(7,273)	(7,273)
Deferred tax assets, net of valuation allowance	58,964	45,229
Deferred tax liabilities:
Depreciation and amortization	(1,048)	(1,046)
Deferred loan origination costs	(884)	(994)
Rehabilitation credit basis reduction	(82)	(83)
Total deferred tax liabilities	(2,014)	(2,123)
Net deferred tax asset	$56,950	$43,106

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

The Company has recognized a valuation allowance of $7.3 million against the deferred tax assets relating to certain net operating loss carry forwards and a capital loss carryforward resulting from the Bay View merger. The net operating loss carryforwards relate to states where the Company does not currently operate. The capital loss expires in four years and can only be used to offset capital gains. The Company has no assurance of generating capital gains in the future.

With respect to the remainder of the deferred tax assets, management has concluded that these assets should be recognized without reserve. This conclusion is based on our projections of future taxable income, using what management believes to be conservative asset growth and asset return assumptions. If met, the income projections would allow the full utilization of the deferred tax assets well before their expiration dates.

(8.)     PER SHARE DATA

The Company’s common stock per share information presented herein is based upon the weighted average number of shares outstanding during each period, retroactively adjusted for stock issued pursuant to the merger with Bay View. The diluted earnings per share calculations exclude the effect of shares issuable upon the exercise of options and warrants that could potentially dilute basic earnings per share in the future because their effect would have been anti-dilutive for the periods presented. For the three months ended June 30, 2007 and 2006, the number of stock options excluded from the computations of earnings per share was 302,548 and 233,739, respectively. For the six months ended June 30, 2007 and 2006, the number of stock options and warrants excluded from the computations of earnings per share was 296,799 and 217,408, respectively. These stock options were outstanding at the end of each of the periods presented.

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(9.)     STOCK-BASED COMPENSATION

The Company recognized compensation expense related to stock options of $20 thousand and $60 thousand for the three and six months ended June 30, 2007, respectively. The Company measures compensation expense related to stock options based on the fair value of the options at the grant date and records the expense on a straight-line basis over the required service period. The weighted-average fair value of options granted during the six months ended June 30, 2007 was $5.57. The Company used the Black-Scholes option pricing model to value the options together with the following weighted-average assumptions:

Six months
ended
June 30, 2007
Dividend yield	0.00%
Expected volatility	28.17%
Risk-free interest rate	4.69%
Expected term of options (in years)	6.7

Expected volatility estimates were developed based on the historical volatility of the Company’s stock and a group of peer banks. The risk-free interest rate represents the five-year U.S. Treasury interest rate at the grant date. The expected term of the options is an estimate derived from analysis of the vesting term and contractual lives of the options. The Company assumes no payment of dividends in the valuation.

The aggregate intrinsic values of options outstanding at June 30, 2007 in the table below represent the values that would have been received by the option holders had the options been exercised on that date (i.e., the excess of the market value of the Company’s stock over the exercise price of the options). The total intrinsic value of options exercised during the six months ended June 30, 2007 was $11 thousand and cash received from the exercise of the stock options was $20 thousand.

The following table summarizes the stock option activity during the first six months of 2007. No options were granted during the six months ended June 30, 2006.

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of shares	price	term	value
Options outstanding at December 31, 2006	227,767	$11.01
Options granted	85,000	13.70
Options exercised	(2,174)	9.20
Options expired	(1,800)	137.61
Options outstanding at June 30, 2007	308,793	$11.02	5.1 years	$767,149
Options exercisable at June 30, 2007	223,793	$10.01	3.3 years	$763,749

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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following is management’s discussion and analysis of the major factors that influenced our consolidated results of operations and financial condition for the three and six-month periods ended June 30, 2007 and 2006. This analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes as set forth in this report.

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

AVERAGE BALANCE SHEETS WITH RESULTANT INTEREST AND RATES

The following tables present an analysis of average yields earned on interest-earning assets as well as the average rates paid on interest-bearing liabilities on a fully tax-equivalent basis for the three and six months ended June 30, 2007 and 2006. All average balances represent daily average balances.

	Three Months Ended June 30,
	2007			2006
(Dollars in thousands)	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Taxable securities	$227,097	$2,861	5.04%	$261,667	$3,249	4.97%
Tax-exempt securities(1)	15,131	197	5.20	15,165	197	5.20
Total investment securities(2)	242,228	3,058	5.05	276,832	3,446	4.98
Short-term investments(3)	4,877	24	1.96	67,776	828	4.90
FHLB Stock	3,315	62	7.48	4,357	47	4.33
Loans(4)	540,127	8,354	6.20	458,721	6,703	5.86
Total interest-earning assets	790,547	$11,498	5.83%	807,686	$11,024	5.47%
Allowance for loan losses	(3,631)			(3,151)
Noninterest-earning assets	108,536			75,217
Total assets	$895,452			$879,752

Liabilities and shareholders’ equity:
Deposits:
Interest-bearing checking	$44,711	$133	1.19%	$42,924	$158	1.48%
Savings	84,029	454	2.16	113,834	646	2.28
Money market	135,010	1,318	3.92	140,278	1,373	3.92
Certificates of deposit	346,116	4,095	4.74	319,300	3,381	4.25
Total interest-bearing deposits	609,866	6,000	3.95	616,336	5,558	3.62
Short-term borrowings	15,614	224	5.75	12,129	144	4.77
Long-term borrowings	95,218	1,269	5.35	110,339	1,358	4.94
Total interest-bearing liabilities	720,698	$7,493	4.17%	738,804	$7,060	3.83%
Noninterest-bearing deposits	28,767			25,411
Other liabilities	10,440			14,700
Shareholders’ equity	135,547			100,837
Total liabilities and shareholders’ equity	$895,452			$879,752
Net interest income		$4,005			$3,964
Interest rate spread			1.66%			1.64%
Contribution of interest-free funds			0.37			0.33
Net interest margin			2.03%			1.97%
Ratio of average interest-earning assets to average interest-bearing liabilities			109.69%			109.32%

(1)	The interest on tax-exempt securities is calculated on a fully tax-equivalent basis assuming a federal tax rate of 34% for the periods presented.
(2)	The average balance of the securities is based upon amortized historical cost.
(3)	Short-term investments include interest-earning deposits, restricted interest-earning cash and short-term investments.
(4)	Fees in the amount of $57 and $38 thousand are included in interest and fees on loans for the three months ended June 30, 2007 and 2006, respectively.

	Six Months Ended June 30,
	2007			2006
(Dollars in thousands)	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Taxable securities	$231,288	$5,824	5.04%	$253,009	$6,230	4.92%
Tax-exempt securities(1)	15,135	394	5.19	15,170	394	5.20
Total investment securities(2)	246,423	6,218	5.05	268,179	6,624	4.94
Short-term investments(3)	4,637	44	1.91	59,933	1,414	4.76
FHLB Stock	3,329	91	5.50	3,998	94	4.73
Loans(4)	532,797	16,324	6.18	442,956	12,754	5.81
Total interest-earning assets	787,186	$22,677	5.81%	775,066	$20,886	5.43%
Allowance for loan losses	(3,763)			(3,059)
Noninterest-earning assets	108,666			59,816
Total assets	$892,089			$831,823

Liabilities and shareholders’ equity:
Deposits:
Interest-bearing checking	$43,781	$262	1.21%	$42,914	$324	1.52%
Savings	86,207	930	2.17	125,762	1,433	2.30
Money market	131,202	2,546	3.91	128,626	2,455	3.85
Certificates of deposit	342,658	8,030	4.73	310,982	6,369	4.13
Total interest-bearing deposits	603,848	11,768	3.93	608,284	10,581	3.51
Short-term borrowings	21,427	585	5.51	18,364	432	4.74
Long-term borrowings	92,974	2,480	5.38	102,399	2,391	4.71
Total interest-bearing liabilities	718,249	$14,833	4.16%	729,047	$13,404	3.71%
Noninterest-bearing deposits	27,904			25,319
Other liabilities	10,282			9,251
Shareholders’ equity	135,654			68,206
Total liabilities and shareholders’ equity	$892,089			$831,823
Net interest income		$7,844			$7,482
Interest rate spread			1.65%			1.72%
Contribution of interest-free funds			0.36			0.23
Net interest margin			2.01%			1.95%
Ratio of average interest-earning assets to average interest-bearing liabilities			109.60%			106.31%

(1)	The interest on tax-exempt securities is calculated on a fully tax-equivalent basis assuming a federal tax rate of 34% for the periods presented.
(2)	The average balance of the securities is based upon amortized historical cost.
(3)	Short-term investments include interest-earning deposits, restricted interest-earning cash and short-term investments.
(4)	Fees in the amount of $115 and $103 thousand are included in interest and fees on loans for the six months ended June 30, 2007 and 2006, respectively.

Rate / Volume Analysis

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

	Three months ended			Six months ended
	June 30, 2007 vs. 2006			June 30, 2007 vs. 2006
	Increase/(Decrease)			Increase/(Decrease)
	Due to Change in		Total Net	Due to Change in		Total Net
(Dollars in thousands)	Average	Average	Increase	Average	Average	Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

INTEREST INCOME:
Taxable securities	$(429)	$41	$(388)	$(535)	$129	$(406)
Tax-exempt securities	-	-	-	(1)	1	-
Total investment securities	(429)	41	(388)	(536)	130	(406)
Short-term investments	(768)	(36)	(804)	(1,305)	(65)	(1,370)
FHLB Stock	(11)	26	15	(16)	13	(3)
Loans	1,190	461	1,651	2,587	983	3,570
Total interest-earning assets	$(18)	$492	$474	$730	$1,061	$1,791

INTEREST EXPENSE:
Deposits:
Interest-bearing checking	$7	$(32)	$(25)	$7	$(69)	$(62)
Savings	(169)	(23)	(192)	(451)	(52)	(503)
Money market	(52)	(3)	(55)	49	42	91
Certificates of deposit	284	430	714	649	1,012	1,661
Total interest-bearing deposits	70	372	442	254	933	1,187
Short-term borrowings	41	39	80	72	81	153
Long-term borrowings	(186)	97	(89)	(220)	309	89
Total borrowings	(145)	136	(9)	(148)	390	242
Total interest-bearing liabilities	$(75)	$508	$433	$106	$1,323	$1,429
CHANGE IN NET INTEREST INCOME	$57	$(16)	$41	$624	$(262)	$362

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

Net Interest Income

Net interest income on a taxable-equivalent basis was $4.0 million for the 2007 and 2006 quarters. Increases in interest income were offset by increases in interest expense. Average earning assets decreased by $17.1 million, or 2.1%, comparing the two quarters. The yield on earning assets in 2007 increased to 5.83% from 5.47% in 2006.  This increase in yield is attributable to growth in loan balances in 2007. However, the increase by 34 basis points in the rate paid on interest-bearing liabilities from 3.83% in 2006 to 4.17% in 2007, primarily a result of the repricing of maturing certificates of deposit with higher rates and stiff competition for deposits, offset the increase in yield on interest-earning assets.

The Company’s net interest margin was 2.03% in the 2007 quarter compared to 1.97% in 2006. Interest-free funds provided 37 basis points to the margin in 2007, compared to 33 basis points in 2006 and the interest rate spread improved by 2 basis points from quarter to quarter. Average noninterest-bearing demand deposits increased 13.2% to $28.8 million for the 2007 quarter compared with $25.4 million in 2006.

Increases in the Company’s average loan balances provided the most significant contribution to the 36 basis point increase in the average rate earned on interest-earning assets. Interest income on loans increased by $1.7 million to $8.4 million in 2007. This increase resulted from a $81.4 million increase in average loans outstanding to $540.1 in 2007 from $458.7 million in 2006. The rate earned on average loans increased to 6.20% in 2007 from 5.86% in 2006.

The Company continued to experience significant migration of interest-bearing deposits from savings accounts into higher-rate certificate accounts in comparing the 2006 and 2007 second quarters. The average balance of certificate accounts increased $26.8 million, or 8.4% in 2007. A 34 basis point increase in the rates paid on interest-bearing liabilities to 4.17% in the 2007 quarter resulted in a $433 thousand increase in the Company’s funding costs in 2007, despite a decrease in average interest-bearing liabilities of $18.1 million.

Provision for Loan Losses

The Company recorded a credit to its provision for loan losses of $380 thousand in the second quarter of 2007 compared to a provision for loan losses of $318 thousand for the 2006 quarter. The $380 thousand benefit reflects the workout of two commercial credit issues that arose in the fourth quarter of 2006 and reductions in formula-based reserves on the Company’s automobile loan portfolios that continued to exhibit minimal losses. See “Non-Performing Assets and Allowance for Loan Losses” herein for additional information.

Noninterest Income

The following table summarizes the Company’s noninterest income:

(Dollars in thousands)	Three Months Ended June 30,
	2007	2006
Service charges on deposit accounts	$214	$161
Other fees and service charges	185	131
Gain on sale of mortgage loans	263	-
Loan fee income	182	135
Earnings on bank-owned life insurance	122	116
Other operating income	36	44
Total noninterest income	$1,002	$587

Noninterest income increased by approximately 71% for the second quarter of 2007 compared to the second quarter of 2006. Services charges on deposit accounts relate primarily to overdraft charges. Other fees and service charges relate primarily to ATM and debit card income. Increases in letter of credit and loan servicing fees contributed to the increase in loan fee income from 2006 to 2007. The gain on sale of mortgage loans in the current quarter relates to the Company’s new mortgage banking activities which began in late 2006. Other operating income includes early withdrawal penalties on deposit accounts and other miscellaneous income. The Company anticipates that noninterest income will continue to increase in 2007 as its branch network grows and matures, the loan portfolios increase and the impact of its new mortgage banking initiative takes effect.

Noninterest Expense

The following table summarizes the Company’s noninterest expense:

(Dollars in thousands)	Three Months Ended June 30,
	2007	2006
Salaries and employee benefits	$3,332	$2,596
Occupancy, equipment and furnishings	746	595
Data processing and operations	299	229
Professional services	171	154
Advertising	139	198
Printing, postage and supplies	159	99
Other operating expense	833	539
Total noninterest expense	$5,679	$4,410

Noninterest expense increased by $1.3 million for the second quarter of 2007 compared to the second quarter of 2006. Salaries and employee benefits increased $736 thousand relating to expansion of the branch network and significant additions to the lending businesses, support functions and senior management team. Increases in occupancy, equipment and furnishings expense relate to the Company’s branch expansion and continued development of its infrastructure. The increase in data processing and operations expense was impacted by overall growth of the Company and increases in number of customer accounts. Professional services expense increased mainly due to growth in the size and complexity of the Company and the increasing cost of compliance with laws and regulations. The increase in printing, postage and supplies is mainly attributable to expenses of the annual shareholders meeting. Other operating expense includes insurance premiums, franchise taxes, communications expenses and other general operating expenses.

Income Taxes

The Company’s effective tax rates were 24.9% and 78.3% in the second quarters of 2007 and 2006, respectively. Effective tax rates are impacted by income and expense items that are not subject to Federal or state taxation. The Company’s income tax rates reflect the impact of such items, including tax-exempt interest income from municipal securities, tax-exempt earnings on bank-owned life insurance and the effect of certain state tax credits. In addition, during the second quarter of 2007, New York State reduced tax rates from 7.5% to 7.1% effective January 1, 2007 and the Company recorded a reduction of its deferred tax assets associated with this tax change. As a result of this change, the Company’s net loss increased by approximately $120 thousand for the three months ended June 30, 2007.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

Net Interest Income

Net interest income on a tax-equivalent basis increased from $7.5 million for the six months ended June 30, 2006 to $7.8 million in 2007 on overall improvement in the average volumes and interest rates of earning assets, offset in part by increases in rates on interest-bearing deposits. Average interest-earning assets grew by $12.1 million from $775.1 million in the 2006 period to $787.2 million in the 2007 period and the average rate earned on the assets improved from 5.43% to 5.81%. The improvement in interest income was offset to a large degree by rising costs of funding. Interest rates on average interest-bearing liabilities increased from 3.71% for the 2006 period to 4.16% for the 2007 period.

The Company’s net interest margin was 2.01% in the six-month period ended June 30, 2007, compared to 1.95% in 2006. Interest-free funds provided 36 basis points to the margin in 2007, compared to 23 basis points in 2006. Average noninterest-bearing demand deposits increased 10.2% to $27.9 million for the first six months of 2007, compared with $25.3 million in 2006. The positive impact of the contribution of interest-free funds on the 2007 net interest margin was offset in part by a 7 basis point decrease in the interest rate spread.

Increases in the Company’s average loan balances provided the most significant contribution to the 38 basis point increase in the average rate earned on interest-earning assets from 5.43% in 2006 to 5.81% in 2007. Interest income on loans increased by $3.6 million to $16.3 million in 2007. This increase resulted from an $89.8 million increase in average loans outstanding to $532.8 in 2007 from $443.0 million in 2006. The rate earned on average loans increased to 6.18% in 2007 from 5.81% in 2006.

The Company experienced significant migration of interest-bearing deposits from savings accounts into higher-rate money market and certificate accounts in comparing the first six months of 2006 and 2007. The combined average balances of money market and certificate accounts increased $34.3 million, or 7.8% in 2007. A 45 basis point increase in the rates paid on interest-bearing liabilities to 4.16% in the first six months of 2007 resulted in a $1.4 million increase in the Company’s funding costs in 2007.

Provision for Loan Losses

During the six month period ended June 30, 2007, the Company recorded a credit to its provision for loan losses of $113 thousand compared to a provision for loan losses of $558 thousand for the same period in 2006. The $113 thousand benefit reflects reductions in formula-based reserves on the Company’s mortgage and automobile loans that continued to exhibit minimal losses, offset in part by net increases in provisions for the Company’s impaired commercial loans. See “Non-Performing Assets and Allowance for Loan Losses” herein for additional information.

Noninterest Income

The following table summarizes the Company’s noninterest income:

(Dollars in thousands)	Six Months Ended June 30,
	2007	2006
Service charges on deposit accounts	$390	$295
Other fees and service charges	344	243
Gain on sale of mortgage loans	325	-
Loan fee income	302	159
Earnings on bank-owned life insurance	243	231
Other operating income	72	74
Total noninterest income	$1,676	$1,002

Noninterest income increased by approximately 67.3% for the six months ended June 30, 2007 compared to the same period of 2006. Services charges on deposit accounts relate primarily to overdraft charges and returned check fee income. Other fees and service charges relate primarily to ATM and debit card income. Increases in letter of credit and loan servicing fees contributed to the increase in loan fee income from 2006 to 2007. The gain on sale of mortgage loans relates to the Company’s new mortgage banking activities which began in late 2006. Other operating income includes early withdrawal penalties on deposit accounts and other miscellaneous income. The Company anticipates that noninterest income will continue to increase in 2007 as its branch network grows and matures, the loan portfolios increase and the impact of its new mortgage banking initiative takes effect.

Noninterest Expense

The following table summarizes the Company’s noninterest expense:
(Dollars in thousands)	Six Months Ended June 30,
	2007	2006
Salaries and employee benefits	$6,374	$4,905
Occupancy, equipment and furnishings	1,478	1,152
Data processing and operations	567	450
Professional services	375	291
Advertising	273	390
Printing, postage and supplies	268	209
Other operating expense	1,505	940
Total noninterest expense	$10,840	$8,337

Noninterest expense increased by $2.5 million for the first six months of 2007 compared to the same period of 2006. Salaries and employee benefits increased $1.5 million relating to expansion of the branch network and significant additions to the lending businesses, support functions and senior management team. Increases in occupancy, equipment and furnishings expense relate to the Company’s branch expansion and continued development of its infrastructure. The increase in data processing and operations expense was impacted by overall growth of the Company and increases in number of customer accounts. Professional services expense increased mainly due to growth in the size and complexity of the Company and the increasing cost of compliance with laws and regulations. Other operating expense includes insurance premiums, franchise taxes, communications expenses and other general operating expenses.

Income Taxes

The Company’s effective tax rates were 35.7% and 75.4% for the six months ended June 30, 2007 and 2006, respectively. Effective tax rates are impacted by income and expense items that are not subject to Federal or state taxation. The Company’s income tax provision reflects the impact of such items, including tax-exempt interest income from municipal securities, tax-exempt earnings on bank-owned life insurance and the effect of certain state tax credits. In addition, during the second quarter of 2007, New York State reduced tax rates from 7.5% to 7.1% effective January 1, 2007 and the Company recorded a reduction of its deferred tax assets associated with this tax change. As a result of this change, the Company’s net loss increased by approximately $120 thousand for the six months ended June 30, 2007.

FINANCIAL CONDITION

Lending Activities

The following table summarizes the composition of the Company’s loan portfolio:
(Dollars in thousands)	June 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
Real estate loans:
Residential	$252,240	47.6%	$253,709	49.6%
Home equity	56,664	10.7	53,676	10.5
Commercial	87,622	16.5	78,666	15.4
Construction	19,904	3.8	25,481	5.0
Total mortgage loans	416,430	78.6	411,532	80.5
Commercial and industrial loans	63,044	11.9	55,055	10.8
Automobile loans	49,315	9.3	43,719	8.6
Other consumer loans	1,106	0.2	659	0.1
Total loans	529,895	100.0%	510,965	100.0%
Allowance for loan losses	(2,978)		(3,781)
Deferred loan costs, net	6,750		6,744
Total loans, net	$533,667		$513,928

Total loans increased $19.8 million or 3.8% from $513.9 million at December 31, 2006 to $533.7 million at June 30, 2007. The growth in loans was comprised primarily of increases in commercial real estate loans of $9.0 million or 11.4%, commercial and industrial loans of $8.0 million or 14.5% and automobile loans of $5.6 million or 12.8%, offset by a decrease in construction loans of $5.6 million or 21.9%. The loan portfolio had a weighted average yield of 6.58% at June 30, 2007 and 6.46% at December 31, 2006.

Non-Performing Assets and Allowance for Loan Losses

The table below sets forth the amounts and categories of the Company’s non-performing assets at the dates indicated. At each date presented there were no troubled debt restructurings (which involve forgiving a portion of interest or principal or making loans at rates significantly less than current market rates).

(Dollars in thousands)	June 30,	December 31,
	2007	2006
Nonaccrual loans	$1,481	$3,548
Accruing loans contractually past due 90 days or more	210	-
Total non-performing loans	1,691	3,548
Foreclosed assets (1)	1,018	91
Total non-performing assets	$2,709	$3,639

Ratios:
Non-performing loans to total loans	0.32%	0.69%
Non-performing assets to total assets	0.30%	0.41%

(1) Includes $956 thousand of foreclosed property that was sold subsequent to the end of the quarter at the recorded carrying value.

An analysis of the allowance for loan losses for the six months ended June 30, 2007 and 2006 is presented below:
(Dollars in thousands)	Six Months Ended June 30,
	2007	2006
Balance, beginning of period	$3,781	$2,910
Provision (credit) for loan losses	(113)	558
Net charge-offs:
Charge-offs	(692)	(99)
Recoveries	2	1
Net charge-offs	(690)	(98)
Balance, end of period	$2,978	$3,370
Ratio of allowance for loan losses to:
Total loans	0.55%	0.71%
Non-performing loans	176.13%	201.42%
Ratio of annualized net charge-offs to average total loans	0.26%	0.05%

The Company’s credit to loan loss provisions of $113 thousand for the six months ended June 30, 2007 is the net of the first quarter provision charge of $267 thousand and the second quarter provision credit of $380 thousand. The credit to loan loss provisions of $380 thousand for the quarter ended June 30, 2007 is comprised of approximately $247 thousand relating to reductions in formula-based reserve factors for automobile loans, reductions of $94 thousand relating to specific reserves previously recognized for commercial credits, and approximately $39 thousand relating to reductions in outstanding balances on loans subject to formula-based reserving. Charge-offs of $692 thousand for the six months ended June 30, 2007 included $594 thousand pertaining to a commercial credit that was included in foreclosed assets at June 30, 2007 and sold after the end of the quarter. Impaired loans totaled $1.7 million at June 30, 2007 and the allowance for loan losses relating to impaired loans was $312 thousand.

While the Company’s loan loss allowance is allocated among its various loan portfolios, the allowance is considered to be general in nature and available to absorb losses from any loan category. Management has concluded that the allowance for loan losses at June 30, 2007 is adequate to cover probable losses in the loan portfolios at that date. Factors beyond the Company’s control, however, such as national and local economic trends, can adversely impact the credit quality of its loans and the adequacy of loan loss allowance recorded. As a result, no assurance can be given that adverse economic conditions or other developments will not result in increased losses in the portfolio or that the allowance for loan losses will be sufficient to meet actual losses as they arise.

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

Available for sale investments may be sold in response to changing market and interest rate conditions or for other business purposes. Activity in this portfolio is undertaken to manage liquidity and interest rate risk and to take advantage of market opportunities. This portfolio decreased $17.3 million in the first six months of 2007 to $216.5 million at June 30, 2007. The decrease in the portfolio resulted principally from $16.5 million of repayments of investment securities during the quarter and a decrease in the fair value of the securities held of $631 thousand. There were no purchases or sales of available for sale securities in the first six months of 2007. The available for sale portfolio had net unrealized losses of $4.6 million and $4.0 million at June 30, 2007 and December 31, 2006, respectively.

The Company has concluded that the unrealized losses at June 30, 2007 and December 31, 2006 were temporary in nature. In making this conclusion, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, the financial condition of the issuers, and the Company’s ability and intent to hold these securities until their fair values recover. Management also considered that some of the mortgage-backed securities have the backing of Federal agency guarantees.

Securities classified as held to maturity are carried at amortized cost. The portfolio totaled $16.0 million at June 30, 2007 and December 31, 2006. There were no purchases or sales of held to maturity securities in the first six months of 2007. The held to maturity portfolio had net unrealized losses of $437 thousand and $239 thousand at June 30, 2007 and December 31, 2006, respectively.

Funding Activities

Deposits

Deposits comprised of noninterest-bearing demand deposits and interest-bearing savings and time deposits represent the Company’s primary source of funding. The Company gathers deposits in its market areas by paying competitive interest rates, offering high quality customer service, using technology to deliver services efficiently and effectively, and by aggressively marketing its products. The Company offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. At June 30, 2007, total deposits were $646.0 million, representing an increase of $11.3 million from year-end 2006. The weighted average interest rate on deposits was 3.73% at June 30, 2007, representing and increase of 10 basis points from year-end 2006. Certificates of deposit at June 30, 2007 and December 31, 2006 were 54.2% and 53.2% of total deposits with weighted average rates of 4.73% and 4.65%, respectively.

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

Capital guidelines issued by the Federal Reserve Board and the FDIC require the Company and our banking subsidiary to maintain certain capital ratios, set forth below. At June 30, 2007, Great Lakes Bancorp, Inc. and Greater Buffalo Savings Bank were deemed to be “well capitalized” under the regulations of the Federal Reserve Board and the FDIC, respectively, and in compliance with applicable capital requirements.

					Minimum To Be Well
					Capitalized Under
(Dollars in thousands)			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
June 30, 2007:
Total risk-based capital (to risk-weighted assets):
Great Lakes Bancorp, Inc.	$96,927	19.4%	$40,068	8.0%	$	N/A	N/A	%
Greater Buffalo Savings Bank	53,332	11.0	38,723	8.0		48,403	10.0

Tier 1 capital (to risk-weighted assets):
Great Lakes Bancorp, Inc.	93,949	18.8	20,034	4.0		N/A	N/A
Greater Buffalo Savings Bank	50,354	10.4	19,361	4.0		29,042	6.0

Tier 1 leverage:
Great Lakes Bancorp, Inc.	93,949	11.2	33,684	4.0		N/A	N/A
Greater Buffalo Savings Bank	50,354	6.2	32,671	4.0		40,839	5.0

December 31, 2006:
Total risk-based capital (to risk-weighted assets):
Great Lakes Bancorp, Inc.	$99,322	20.8%	$38,278	8.0%	$	N/A	N/A	%
Greater Buffalo Savings Bank	50,037	10.8	36,972	8.0		46,216	10.0

Tier 1 capital (to risk-weighted assets):
Great Lakes Bancorp, Inc.	95,541	20.0	19,139	4.0		N/A	N/A
Greater Buffalo Savings Bank	46,256	10.0	18,486	4.0		27,729	6.0

Tier 1 leverage:
Great Lakes Bancorp, Inc.	95,541	11.6	32,817	4.0		N/A	N/A
Greater Buffalo Savings Bank	46,256	5.8	31,776	4.0		39,720	5.0

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company uses a variety of methods to measure the sensitivity of its income to changes in interest rates, including simulation, valuation techniques and gap analyses. Interest-rate risk is the sensitivity of income to changes in market interest rates over both short-term and long-term horizons. The primary goal of interest rate risk management is to control this risk within limits approved by the Board of Directors. These limits take into consideration the Company’s tolerance for interest rate risk. The Company attempts to control interest-rate risk by identifying exposures, quantifying them and taking appropriate actions. For a full discussion of interest rate risk see “Qualitative and Quantitative Disclosures about Market Risk” in the Company’s 2006 Annual Report on Form 10-K. The Company has completed its interest rate risk the analysis for the second quarter of 2007 and the Company’s interest rate risk profile is materially unchanged.

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

Changes in internal control over financial reporting

No changes in the Company’s internal control over financial reporting occurred during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

          NONE

ITEM 1A.   RISK FACTORS

The Company is required to report “Risk Factors” in its Annual Report on Form 10-K and update this disclosure quarterly for material changes, if any, in those risk factors. There were no material changes during the second quarter of 2007 to those risk factors disclosed in the 2006 Annual Report.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company established a share repurchase program effective as of May 15, 2007, which was publicly announced on May 8, 2007, pursuant to which up to 5% of the outstanding common stock of the Company on May 15, 2007 (546,152 shares) may be acquired through November 15, 2007. As of June 30, 2007, no shares of common stock have been acquired under the program.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

  NONE

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on May 15, 2007. Of 10,923,213 shares entitled to vote at the meeting, 9,689,490 shares were voted. The following matters were voted on at the meeting:

Proposal 1:	To elect four Directors for a term of three years. Votes for each nominee were as follows:

Nominee	Votes For	Votes Withheld
William A. Evans	9,439,558	249,932
Robert B. Goldstein	8,755,306	934,184
Acea M. Mosey-Pawlowski	9,449,966	239,524
Frederick A. Wolf	9,450,974	238,516

Terms of our other directors, Charles G. Cooper, Andrew W. Dorn, Jr., Carolyn B. Frank, Gerard T. Mazurkiewicz, John W. Rose, James A. Smith, Barry M. Snyder and David L. Ulrich had not expired at the time of the Annual Meeting and they continued in office.

Proposal 2:	To approve an amendment to the Company’s Certificate of Incorporation to reduce the number of the Company’s authorized shares of common stock.

Votes For	Votes Against	Votes Abstained	Broker Nonvotes
9,595,657	25,107	68,726	-

Proposal 3:	To amend the Company’s Amended and Restated 2002 Stock Option Plan.

Votes For	Votes Against	Votes Abstained	Broker Nonvotes
9,077,143	606,349	5,998	-

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

GREAT LAKES BANCORP, INC.

/s/ Michael J. Rogers	, August 8, 2007
Michael J. Rogers
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)