Form 10-Q
period 2007-09-30
GREAT LAKES BANCORP, INC.
filed 2007-11-02
CIK 840387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Common Stock, $.01 par value – 10,826,198 shares as of October 31, 2007

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended September 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	September 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents:
Cash and due from banks	$12,581	$13,582
Interest-earning deposits in other financial institutions	218	444
Total cash and cash equivalents	12,799	14,026
Restricted cash	3,897	3,923
Securities available for sale, at fair value	207,698	233,853
Securities held to maturity, at amortized cost (fair value of $15,648 and $15,758, respectively)	15,973	15,997
Federal Home Loan Bank stock, at cost	3,640	2,712
Loans, net of allowance for loan losses of $2,953 and $3,781, respectively	554,172	513,928
Premises and equipment, net	26,824	24,765
Accrued interest receivable	4,186	3,694
Bank-owned life insurance	13,373	13,006
Deferred tax asset, net	58,139	43,106
Goodwill	244	12,832
Other assets	2,802	2,570
Total assets	$903,747	$884,412

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$32,188	$37,145
Interest-bearing	611,814	597,511
Total deposits	644,002	634,656
Short-term borrowings	15,801	17,900
Long-term borrowings	100,372	86,372
Accrued expenses and other liabilities	12,079	9,974
Total liabilities	772,254	748,902

Shareholders’ equity:
Common stock - 20,000,000 shares of $0.01 par value authorized; 10,925,387 shares issued in 2007 and 10,923,213 shares issued in 2006	109	109
Additional paid-in capital	136,017	136,138
Retained earnings (accumulated deficit)	(629)	1,934
Treasury stock, at cost; 99,189 and 1,417 shares, respectively	(1,212)	(234)
Accumulated other comprehensive loss	(2,792)	(2,437)
Total shareholders’ equity	131,493	135,510
Total liabilities and shareholders’ equity	$903,747	$884,412

See accompanying notes to the consolidated financial statements.

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Interest and dividend income:
Interest and fees on loans	$8,444	$7,393	$24,768	$20,147
Interest on investment securities:
Taxable	2,746	3,137	8,570	9,367
Tax-exempt	129	130	389	390
Total interest on securities	2,875	3,267	8,959	9,757
Dividends on FHLB stock	62	62	153	156
Other interest income	38	415	82	1,829
Total interest and dividend income	11,419	11,137	33,962	31,889
Interest expense:
Deposits	6,275	6,013	18,043	16,594
Short-term borrowings	69	85	654	517
Long-term borrowings	1,301	1,043	3,781	3,434
Total interest expense	7,645	7,141	22,478	20,545
Net interest income	3,774	3,996	11,484	11,344
Provision for loan losses	376	29	263	587
Net interest income after provision for loan losses	3,398	3,967	11,221	10,757
Noninterest income:
Gain on sale of mortgage loans	374	-	699	-
Service charges on deposit accounts	233	184	623	480
Other fees and service charges	195	137	539	379
Loan fee income	177	88	479	247
Earnings on bank-owned life insurance	124	117	367	348
Other operating income	36	58	108	132
Total noninterest income	1,139	584	2,815	1,586
Noninterest expense:
Salaries and employee benefits	4,509	2,716	10,883	7,620
Occupancy, equipment and furnishings	971	630	2,449	1,782
Professional services	418	167	793	457
Data processing and operations	298	240	865	690
Deposit and other insurance	222	94	612	185
Printing, postage and supplies	119	123	387	332
Advertising	106	202	379	592
Other operating expenses	673	450	1,788	1,300
Total noninterest expense	7,316	4,622	18,156	12,958
Loss before income taxes	(2,779)	(71)	(4,120)	(615)
Income tax benefit	(1,079)	(62)	(1,557)	(472)
Net loss	$(1,700)	$(9)	$(2,563)	$(143)

Loss per share – basic and diluted	$(0.16)	$-	$(0.23)	$(0.02)
Weighted average basic and diluted shares outstanding	10,883,784	10,914,896	10,909,761	8,007,137

See accompanying notes to the consolidated financial statements.

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
Nine months ended September 30, 2007 and 2006
(In thousands, except share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 1, 2006	$43	$35,383	$2,830	$-	$(2,743)	$35,513
Comprehensive income:
Net loss	-	-	(143)	-	-	(143)
Change in net unrealized loss on securities available for sale, net of tax	-	-	-	-	311	311
Total comprehensive income						168
Outstanding Bay View shares at merger date – 6,613,099 shares	66	101,584	-	-	-	101,650
Bay View treasury stock at merger date – 1,417 shares	-	234	-	(234)	-	-
Bay View merger costs	-	(1,158)	-	-	-	(1,158)
Stock-based compensation plans:
Compensation expense on stock options	-	19	-	-	-	19
Shares issued for stock option exercises – 1,739 shares	-	16	-	-	-	16
Balance at September 30, 2006	$109	$136,078	$2,687	$(234)	$(2,432)	$136,208

Balance at January 1, 2007	$109	$136,138	$1,934	$(234)	$(2,437)	$135,510
Comprehensive loss:
Net loss	-	-	(2,563)	-	-	(2,563)
Change in net unrealized loss on securities available for sale, net of tax	-	-	-	-	(355)	(355)
Total comprehensive loss						(2,918)
Purchase of treasury stock – 99,020 shares	-	-	-	(1,184)	-	(1,184)
Release of treasury stock – 1,248 shares	-	(206)	-	206	-	-
Stock-based compensation plans:
Compensation expense on stock options and related taxes	-	65	-	-	-	65
Shares issued for stock option exercises – 2,174 shares	-	20	-	-	-	20
Balance at September 30, 2007	$109	$136,017	$(629)	$(1,212)	$(2,792)	$131,493

See accompanying notes to the consolidated financial statements.

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,563)	$(143)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of premises and equipment	1,281	1,006
Net amortization of premiums on investment securities	335	491
Net amortization of deferred loan costs	1,767	1,234
Compensation expense on stock options	65	19
Deferred income tax benefit	(1,560)	(297)
Gain on sale of mortgage loans	(699)	-
Provision for loan losses	263	587
Increase in accrued interest receivable	(492)	(728)
Increase in bank-owned life insurance	(367)	(348)
Originations of mortgage loans held for sale	(76,501)	-
Proceeds from sale of mortgage loans held for sale	69,192	-
Decrease in other assets	268	3,052
Increase (decrease) in accrued expenses and other liabilities	931	(28,303)
Net cash used in operating activities	(8,080)	(23,430)

Cash flows from investing activities:
Net decrease in restricted deposits	26	14,218
Purchases of securities available for sale	-	(55,104)
Proceeds from principal payments, maturities and calls on securities available for sale	25,278	24,808
Redemption (purchase) of Federal Home Loan Bank stock	(928)	2,018
Purchases of loans	-	(15,352)
Net increase in loans	(34,266)	(72,154)
Purchase of premises and equipment	(3,340)	(5,567)
Cash received in Bay View merger	-	63,435
Bay View merger costs	-	(1,158)
Net cash used in investing activities	(13,230)	(44,856)

Cash flows from financing activities:
Net increase in deposits	9,346	35,436
Net decrease in short-term borrowings	(2,099)	(11,361)
Proceeds from long-term borrowings	39,000	186,000
Repayment of long-term borrowings	(25,000)	(224,000)
Proceeds from issuance of common stock	20	16
Purchase of treasury stock	(1,184)	-
Net cash provided by (used in) financing activities	$20,083	$(13,909)
Net decrease in cash and cash equivalents	$(1,227)	$(82,195)
Cash and cash equivalents, beginning of period	14,026	95,500
Cash and cash equivalents, end of period	$12,799	$13,305

Supplemental disclosure of cash flow information:
Cash paid for interest	$21,692	$20,201
Cash refunded for income taxes	233	355
Acquisition of Bay View Capital Corporation:
Assets acquired (excluding cash and cash equivalents acquired)	-	73,937
Liabilities assumed	-	35,722

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

Recently Adopted Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This pronouncement addresses the accounting for uncertain tax positions and requires the recognition of the positive financial impact of uncertain income tax positions if those positions are ‘more likely than not’ of being sustained on review by taxing authorities based on the technical merits of the positions. FIN 48 differentiates between the ‘more likely than not’ and ‘probable’ criteria commonly used in evaluating uncertain tax positions. The Company adopted FIN 48 effective January 1, 2007. See Notes 2 and 8 for additional information relating to the adoption.

(2.) MERGERS

Pending Merger with First Niagara Financial Group

On September 9, 2007, the Company and First Niagara Financial Group, Inc. (“First Niagara”) entered into a definitive Merger Agreement whereby the Company will merge into First Niagara. Shareholders of the Company may elect to receive cash, First Niagara stock or a combination thereof for their Company common stock, subject to certain limitations in the Merger Agreement. Shareholders will receive $14.00 of cash or 0.993 shares of First Niagara common stock for each share of Great Lakes common stock held. The aggregate merger consideration will be approximately $153.0 million, including the cost of redeeming the Company’s outstanding stock options. The transaction is expected to close in February 2008 subject to the approval of the Company’s shareholders and the receipt of regulatory approvals.

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

The table below provides the final purchase price allocation. The table reflects an increase in deferred tax assets acquired in the purchase of $13.3 million, an increase in other assets of $500 thousand, an increase in liabilities assumed of $1.2 million, and a net reduction in goodwill of $12.6 million since December 31, 2006.

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The increase in deferred tax assets of $13.3 million is associated with the adoption of FIN 48 in the first quarter of 2007 as disclosed in Note 1 above. In adopting the new accounting standard, the Company recognized the future tax benefits associated with an uncertain tax position pertaining to a single Bay View transaction that contributed to its net operating loss carryforwards. The Company has recognized the additional tax benefits using the criterion in the new standard that it is ‘more likely than not’ that the tax position would be sustained upon review by taxing authorities. Prior to FIN 48, the recognition of the benefits of uncertain tax positions generally required a conclusion that it was ‘probable’ the tax position would be sustained upon review, a higher level of certainty.

(Dollars in thousands)
Cash and cash equivalents	$63,435
Restricted cash	18,118
Deferred tax assets, net of valuation allowance of $7,273	53,900
Goodwill	244
Other assets, including FSA recovery of $2,000	3,760
Total assets acquired	139,457

Accounts payable	2,984
FSA settlement liability	20,000
Employee-related liabilities	3,623
Accrued insurance and professional fees	4,044
Leased facility obligation	5,639
Other liabilities	1,517
Total liabilities assumed	37,807

Net assets acquired	$101,650

(3.) EXIT OF MORTGAGE BANKING ACTIVITIES

In September 2007, the Company decided to exit its mortgage banking activities conducted in Buffalo and Long Island. The Company’s mortgage banking activities consisted principally of originating residential mortgage loans for sale in the ordinary course of business to third-party investors. The Company has maintained its loan servicing department, which is responsible for servicing the Company’s $245 million on-balance sheet residential mortgage loan portfolio.

The Company’s exit decision resulted in the severance of 31 employees engaged in mortgage origination activities and the resignation of two mortgage banking executives. The Company recorded a pre-tax charge of $805 thousand in the third quarter and a corresponding liability at September 30, 2007 to reflect the full cost of the exit. The components of this charge are summarized below. The Company conducted its Long Island mortgage banking activities from two leased facilities and the charge for the leased facilities takes into account the lease obligations, net of an estimate of future sublease income. The leased facilities are no longer occupied.

(Dollars in thousands)
Employee severance and related costs	$601
Leased facility costs	184
Other	20
$805

The Company expects that $492 thousand of the employee severance and related costs will be paid by the end of 2007 and the remainder in early 2008. Approximately $136 thousand of the leased facility costs is expected to be paid in 2007 and the remainder over the lease terms that extend through 2010. Future income associated with residential mortgage loans in process at September 30, 2007 is not expected to be material to future financial results.

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(4.) INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized below.

	September 30, 2007
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
U.S. Government agency obligations	$19,999	$-	$(60)	$19,939
Mortgage-backed securities:
Government agency issued or guaranteed	36,216	104	(540)	35,780
Privately issued	152,889	-	(4,035)	148,854
State and municipal obligations	2,149	-	(16)	2,133
Corporate and other debt obligations	1,002	-	(10)	992
Total available for sale securities	$212,255	$104	$(4,661)	$207,698

Securities held to maturity:
State and municipal obligations	$12,967	$-	$(243)	$12,724
Corporate and other debt obligations	3,006	-	(82)	2,924
Total held to maturity securities	$15,973	$-	$(325)	$15,648

	December 31, 2006
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
U.S. Government agency obligations	$19,997	$-	$(323)	$19,674
Mortgage-backed securities:
Government agency issued or guaranteed	42,546	9	(601)	41,954
Privately issued	172,138	-	(3,060)	169,078
State and municipal obligations	2,155	-	(16)	2,139
Corporate and other debt obligations	1,008	-	-	1,008
Total available for sale securities	$237,844	$9	$(4,000)	$233,853

Securities held to maturity:
State and municipal obligations	$12,987	$-	$(243)	$12,744
Corporate and other debt obligations	3,010	16	(12)	3,014
Total held to maturity securities	$15,997	$16	$(255)	$15,758

At September 30, 2007 and December 31, 2006, securities with a carrying value of $155.0 million and $148.5 million, respectively, were pledged to secure borrowings and letters of credit from the FHLB and Federal Reserve Bank, as well as repurchase agreements and certain deposits. Included in mortgage-backed securities are collateralized mortgage obligations with an amortized cost and fair value of $176.1 million and $171.7 million at September 30, 2007, and an amortized cost and fair value of $200.6 million and $197.3 million at December 31, 2006. There were no sales of securities during the nine-month periods ended September 30, 2007 and 2006.

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables show the investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2007 and December 31, 2006.

	September 30, 2007
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. Government agency obligations	$-	$-	$9,939	$(60)	$9,939	$(60)
Mortgage-backed securities:
Government agency issued or guaranteed	9,603	(26)	19,832	(514)	29,435	(540)
Privately issued	36,523	(603)	112,331	(3,432)	148,854	(4,035)
State and municipal obligations	744	(3)	1,389	(13)	2,133	(16)
Corporate and other debt obligations	992	(10)	-	-	992	(10)
Total available for sale securities	$47,862	$(642)	$143,491	$(4,019)	$191,353	$(4,661)

Securities held to maturity:
State and municipal obligations	$-	$-	$12,724	$(243)	$12,724	$(243)
Corporate and other debt obligations	965	(35)	959	(47)	1,924	(82)
Total held to maturity securities	$965	$(35)	$13,683	$(290)	$14,648	$(325)
Total temporarily impaired securities	$48,827	$(677)	$157,174	$(4,309)	$206,001	$(4,986)

	December 31, 2006
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. Government agency obligations	$-	$-	$19,674	$(323)	$19,674	$(323)
Mortgage-backed securities:
Government agency issued or guaranteed	23,356	(136)	14,056	(465)	37,412	(601)
Privately issued	37,382	(134)	131,696	(2,926)	169,078	(3,060)
State and municipal obligations	747	(2)	1,392	(14)	2,139	(16)
Total available for sale securities	$61,485	$(272)	$166,818	$(3,728)	$228,303	$(4,000)

Securities held to maturity:
State and municipal obligations	$-	$-	$12,744	$(243)	$12,744	$(243)
Corporate and other debt obligations	-	-	998	(12)	998	(12)
Total held to maturity securities	$-	$-	$13,742	$(255)	$13,742	$(255)
Total temporarily impaired securities	$61,485	$(272)	$180,560	$(3,983)	$242,045	$(4,255)

Management of the Company reviewed the investment securities that were in an unrealized loss position at September 30, 2007 and December 31, 2006 and has concluded that the declines in fair value were temporary.

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

Management believes that the declines in fair value were caused by increases in interest rates and not the credit deterioration of the individual issuers. At September 30, 2007, the Company owned 92 securities with aggregate unrealized losses of $5.0 million. Those investment securities consisted principally of mortgage-backed securities classified as available for sale. All but three of the Company’s securities in an unrealized loss position at September 30, 2007 were investment grade with credit ratings of “AAA.” The remaining three securities had unrealized losses of approximately $92 thousand at September 30, 2007. Management believes the Company will collect all payments due according to the contractual terms of the securities.

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(5.) LOANS

Loans receivable at September 30, 2007 and December 31, 2006 are summarized as follows:

(Dollars in thousands)	September 30,	December 31,
	2007	2006
Real estate loans:
Residential	$245,148	$253,709
Home equity	60,449	53,676
Commercial	86,927	78,666
Construction	33,822	25,481
Commercial and industrial loans	67,682	55,055
Automobile loans	55,139	43,719
Other consumer loans	1,377	659
Total loans	550,544	510,965
Allowance for loan losses	(2,953)	(3,781)
Deferred loan costs, net	6,581	6,744
Total loans, net	$554,172	$513,928

Residential loans included loans held for sale of $4.7 million at September 30, 2007 and $1.2 million at December 31, 2006. Construction loans included loans held for sale of $4.5 million at September 30, 2007. There were no construction loans classified as held for sale at December 31, 2006.

(6.) DEPOSITS

A summary of deposits at September 30, 2007 and December 31, 2006 are as follows:

	September 30, 2007		December 31, 2006
		Weighted		Weighted
(Dollars in thousands)		Average		Average
	Amount	Rate	Amount	Rate
Noninterest-bearing checking	$32,188	-%	$37,145	-%
Interest-bearing checking	44,435	1.17	45,139	1.21
Savings and money market	194,998	3.18	214,454	3.17
Total core deposits	271,621	2.48	296,738	2.47

Certificates of deposit, due:
Within one year	339,715	4.77	272,659	4.70
One to two years	29,073	4.53	55,126	4.47
Two to three years	3,038	4.62	9,223	4.10
Three to five years	555	4.13	910	3.92
Total certificates of deposits	372,381	4.75	337,918	4.65
Total deposits	$644,002	3.79%	$634,656	3.63%

The aggregate amount of certificates of deposit in denominations of $100,000 or more at September 30, 2007 and December 31, 2006 was $129.9 million and $138.7 million, respectively.

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(7.) BORROWINGS

The Company’s borrowings at September 30, 2007 and December 31, 2006 are comprised of the following:

(Dollars in thousands)	September 30,	December 31,
	2007	2006
Federal Home Loan Bank overnight borrowings	$15,532	$17,500
Other	269	400
Short-term borrowings	15,801	17,900

Securities sold under agreements to repurchase	78,000	74,000
Federal Home Loan Bank term advance	10,000	-
Subordinated debentures	12,372	12,372
Long-term borrowings	100,372	86,372

Total borrowings	$116,173	$104,272

At September 30, 2007 and December 31, 2006, short-term borrowings had a weighted average rate of 5.23% and 5.39%, respectively. At September 30, 2007, long-term borrowings bore interest rates ranging from 3.80% to 8.39% and had a weighted average rate of 5.22%. At December 31, 2006, long-term borrowings bore fixed interest rates ranging from 4.68% to 8.06% and had a weighted average rate of 5.35%. Interest expense from borrowings totaled $1.4 million and $1.1 million for the three-month periods ended September 30, 2007 and 2006, respectively. Interest expense from borrowings totaled $4.4 million and $4.0 million for the nine-month periods ended September 30, 2007 and 2006, respectively.

(8.) INCOME TAXES

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

The effective tax rates were 38.8% and 87.4% for the third quarters of 2007 and 2006, respectively. The effective tax rates were 37.8% and 76.7% for the nine months ended September 30, 2007 and 2006, respectively. Effective tax rates are impacted by items of income and expense that are not subject to Federal or state taxation. The Company’s income tax provision reflects the impact of these items, which include interest income from tax-exempt securities, earnings on bank-owned life insurance and the effect on taxable income of certain state tax credits. The decreases in effective tax rates over the prior year periods are due to decreases in the relative size and amount of these tax-exempt items compared to total pre-tax losses. In addition, during the second quarter of 2007, New York State reduced tax rates from 7.5% to 7.1% effective January 1, 2007 and the Company recorded a reduction of its deferred tax assets of approximately $120 thousand associated with this rate change through a charge to second quarter results.

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at September 30, 2007 and December 31, 2006 are as follows:

(Dollars in thousands)	September 30,	December 31,
	2007	2006

Deferred tax assets:
Tax loss carryforwards	$46,387	$30,822
Tax credit carryovers	5,726	5,794
Capital loss carryforward	4,097	4,097
Securitizations	3,587	3,611
Other accrued expenses not currently deductible for tax purposes	3,306	3,552
Net unrealized loss on securities available for sale	1,765	1,554
Allowance for loan losses	1,109	1,417
Hedge losses	834	1,236
Other	387	419
Gross deferred tax assets	67,198	52,502
Valuation allowance	(7,273)	(7,273)
Deferred tax assets, net of valuation allowance	59,925	45,229
Deferred tax liabilities:
Deferred loan origination costs	(859)	(994)
Depreciation and amortization	(846)	(1,046)
Rehabilitation credit basis reduction	(81)	(83)
Total deferred tax liabilities	(1,786)	(2,123)
Net deferred tax asset	$58,139	$43,106

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

The Company has recognized a valuation allowance of $7.3 million against the deferred tax assets relating to certain net operating loss carry forwards and a capital loss carryforward resulting from the Bay View merger. These net operating loss carryforwards relate to states where the Company does not currently operate. The capital loss expires in four years and can only be used to offset capital gains. The Company has no assurance of generating capital gains in the future.

With respect to the remainder of the deferred tax assets, management has concluded that these assets should be recognized without reserve. This conclusion is based on projections of future taxable income, using what the Company believes to be conservative asset growth and asset return assumptions. If met, the income projections would allow the full utilization of the deferred tax assets well before their expiration dates.

(9.) PER SHARE DATA

The Company’s common stock per share information presented herein is based upon the weighted average number of shares outstanding during each period, retroactively adjusted for stock issued pursuant to the merger with Bay View. The diluted earnings per share calculations exclude the effect of shares issuable upon the exercise of options and warrants that could potentially dilute basic earnings per share in the future because their effect would have been anti-dilutive for the periods presented. For the three months ended September 30, 2007 and 2006, the number of stock options excluded from the computations of earnings per share was 309,805 and 241,325, respectively. For the nine months ended September 30, 2007 and 2006, the number of stock options and warrants excluded from the computations of earnings per share was 301,182 and 225,468, respectively. These stock options and warrants were outstanding at the end of each of the periods presented.

GREAT LAKES BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(10.) STOCK-BASED COMPENSATION

The Company recognized compensation expense related to stock options of $5 thousand and $65 thousand for the three and nine months ended September 30, 2007, respectively. The Company measures compensation expense related to stock options based on the fair value of the options at the grant date and records the expense on a straight-line basis over the required service period. The weighted-average fair value of options granted during the nine months ended September 30, 2007 was $5.57 per option. The Company used the Black-Scholes option pricing model to value the options together with the following weighted-average assumptions:

Nine months ended
September 30, 2007
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

The aggregate intrinsic values of options outstanding at September 30, 2007 in the table below represent the values that would have been received by the option holders had the options been exercised on that date (i.e., the excess of the market value of the Company’s stock over the exercise price of the options). The total intrinsic value of options exercised during the nine months ended September 30, 2007 was $11 thousand and cash received from the exercise of the stock options was $20 thousand.

The following table summarizes the stock option activity during the first nine months of 2007. No options were granted during the nine months ended September 30, 2006.

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of shares	price	term	value
Options outstanding at December 31, 2006	227,767	$11.01
Options granted	85,000	13.70
Options exercised	(2,174)	9.20
Options expired	(1,800)	137.61
Options forfeited	(15,000)	13.76
Options outstanding at September 30, 2007	293,793	$10.88	4.6 years	$815,259
Options exercisable at September 30, 2007	223,793	$10.01	3.1 years	$809,459

(11.) SHAREHOLDERS’ EQUITY

On May 8, 2007, the Company announced that its Board of Directors had authorized the purchase of up to 5% of the outstanding common stock of the Company as of May 15, 2007 (546,152 shares) during the subsequent six-month period. The Company repurchased a total of 99,020 shares at an average price of $11.96 per share during the three months ended September 30, 2007 leaving 447,132 shares that may be repurchased under the Board authorization. Pursuant to the pending merger with First Niagara, the Company is not permitted to make any additional repurchases.

(12.) RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

In February 2007, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Liabilities. This accounting standard provides significant new alternatives for the use of fair value measurement of the Company’s financial instruments, including investment securities, loans, deposit liabilities and term debt. The standard is effective for the first quarter of 2008. Management is currently assessing the potential impact of the new standard on the Company’s financial position and future results of operations.

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

OVERVIEW

The following is management’s discussion and analysis of the major factors that influenced our consolidated results of operations and financial condition for the three and nine-month periods ended September 30, 2007 and 2006. This analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes as set forth in this report.

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

Carrying Value of Deferred Taxes

The Company acquired significant net deferred income tax assets in the Bay View merger whose realization is dependent upon the Company’s generation of future taxable income before the tax benefits expire. Under the accounting guidelines, the Company is required to first recognize a deferred tax asset to the full extent of the tax benefits that can be used, and then to evaluate whether a valuation allowance should be recorded against the asset to the extent that it is judged more likely than not that some or all of the deferred tax assets will ultimately not be realized. Significant judgment is involved in assessing whether a valuation allowance should be recorded against the deferred tax assets and, if so, the appropriate amount of such valuation allowance. Details pertaining to the valuation allowance recorded against the Company’s net deferred tax assets are provided in Note 8 of the notes to the accompanying condensed consolidated financial statements.

AVERAGE BALANCE SHEETS WITH RESULTANT INTEREST AND RATES

The following tables present an analysis of average yields earned on interest-earning assets as well as the average rates paid on interest-bearing liabilities on a fully tax-equivalent basis for the three and nine months ended September 30, 2007 and 2006. All average balances represent daily average balances.

	Three Months Ended September 30,
	2007			2006
(Dollars in thousands)		Interest			Interest
	Average	and	Average	Average	and	Average
	Balance	Dividend	Rate	Balance	Dividend	Rate
Assets:
Taxable securities	$217,842	$2,746	5.04%	$252,513	$3,137	4.97%
Tax-exempt securities(1)	15,122	196	5.19	15,157	197	5.19
Total investment securities(2)	232,964	2,942	5.05	267,670	3,334	4.98
Short-term investments(3)	5,702	38	2.65	33,078	415	4.97
FHLB stock	3,175	62	7.74	2,821	62	8.78
Loans(4)	550,205	8,444	6.09	489,694	7,393	5.99
Total interest-earning assets	792,046	$11,486	5.75%	793,263	$11,204	5.60%
Allowance for loan losses	(3,096)			(3,319)
Noninterest-earning assets	110,143			102,631
Total assets	$899,093			$892,575

Liabilities and shareholders’ equity:
Deposits:
Interest-bearing checking	$46,505	$139	1.18%	$40,916	$132	1.28%
Savings	81,639	444	2.16	98,476	556	2.24
Money market	117,929	1,161	3.91	141,166	1,396	3.92
Certificates of deposit	374,111	4,531	4.81	349,826	3,929	4.46
Total interest-bearing deposits	620,184	6,275	4.01	630,384	6,013	3.78
Short-term borrowings	5,339	69	5.08	6,413	85	5.24
Long-term borrowings	97,242	1,301	5.31	73,809	1,043	5.61
Total interest-bearing liabilities	722,765	$7,645	4.20%	710,606	$7,141	3.99%
Noninterest-bearing deposits	30,999			30,606
Other liabilities	11,424			16,377
Shareholders’ equity	133,905			134,986
Total liabilities and shareholders’ equity	$899,093			$892,575
Net interest income		$3,841			$4,063
Interest rate spread			1.55%			1.61%
Contribution of interest-free funds			0.37			0.42
Net interest margin			1.92%			2.03%
Ratio of average interest-earning assets to average interest-bearing liabilities			109.59%			111.63%

(1)	The interest on tax-exempt securities is calculated on a fully tax-equivalent basis assuming a federal tax rate of 34% for the periods presented.
(2)	The average balance of the securities is based upon amortized historical cost.
(3)	Short-term investments include interest-earning deposits, restricted interest-earning cash and short-term investments.
(4)	Fees in the amount of $68 and $49 thousand are included in interest and fees on loans for the three months ended September 30, 2007 and 2006, respectively.

	Nine Months Ended September 30,
	2007			2006
(Dollars in thousands)		Interest			Interest
	Average	and	Average	Average	and	Average
	Balance	Dividend	Rate	Balance	Dividend	Rate
Assets:
Taxable securities	$226,757	$8,570	5.04%	$252,842	$9,367	4.94%
Tax-exempt securities(1)	15,131	589	5.19	15,165	591	5.19
Total investment securities(2)	241,888	9,159	5.05	268,007	9,958	4.95
Short-term investments(3)	4,995	82	2.20	50,883	1,829	4.80
FHLB stock	3,277	153	6.23	3,601	156	5.80
Loans(4)	538,664	24,768	6.15	458,707	20,147	5.87
Total interest-earning assets	788,824	$34,162	5.79%	781,198	$32,090	5.49%
Allowance for loan losses	(3,538)			(3,146)
Noninterest-earning assets	109,164			74,245
Total assets	$894,450			$852,997

Liabilities and shareholders’ equity:
Deposits:
Interest-bearing checking	$44,699	$401	1.20%	$42,241	$456	1.44%
Savings	84,667	1,374	2.17	116,567	1,989	2.28
Money market	126,729	3,707	3.91	132,852	3,851	3.88
Certificates of deposit	353,258	12,561	4.75	324,072	10,298	4.25
Total interest-bearing deposits	609,353	18,043	3.96	615,732	16,594	3.60
Short-term borrowings	16,006	654	5.46	14,337	517	4.82
Long-term borrowings	94,412	3,781	5.35	92,765	3,434	4.95
Total interest-bearing liabilities	719,771	$22,478	4.18%	722,834	$20,545	3.80%
Noninterest-bearing deposits	28,947			27,100
Other liabilities	10,668			11,653
Shareholders’ equity	135,064			90,710
Total liabilities and shareholders’ equity	$894,450			$852,297
Net interest income		$11,684			$11,545
Interest rate spread			1.61%			1.69%
Contribution of interest-free funds			0.37			0.29
Net interest margin			1.98%			1.98%
Ratio of average interest-earning assets to average interest-bearing liabilities			109.59%			108.07%

(1)	The interest on tax-exempt securities is calculated on a fully tax-equivalent basis assuming a federal tax rate of 34% for the periods presented.
(2)	The average balance of the securities is based upon amortized historical cost.
(3)	Short-term investments include interest-earning deposits, restricted interest-earning cash and short-term investments.
(4)	Fees in the amount of $183 and $152 thousand are included in interest and fees on loans for the nine months ended September 30, 2007 and 2006, respectively.

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

	Three months ended			Nine months ended
	September 30, 2007 vs. 2006			September 30, 2007 vs. 2006
	Increase/(Decrease)			Increase/(Decrease)
	Due to Change in		Total Net	Due to Change in		Total Net
(Dollars in thousands)	Average	Average	Increase	Average	Average	Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

INTEREST AND DIVIDEND INCOME:
Taxable securities	$(431)	$40	$(391)	$(966)	$169	$(797)
Tax-exempt securities	-	(1)	(1)	(1)	(1)	(2)
Total investment securities	(431)	39	(392)	(967)	168	(799)
Short-term investments	(343)	(34)	(377)	(1,649)	(98)	(1,747)
FHLB stock	8	(8)	-	(14)	11	(3)
Loans	914	137	1,051	3,512	1,109	4,621
Total interest-earning assets	$148	$134	$282	$882	$1,190	$2,072

INTEREST EXPENSE:
Deposits:
Interest-bearing checking	$18	$(11)	$7	$27	$(82)	$(55)
Savings	(95)	(17)	(112)	(544)	(71)	(615)
Money market	(230)	(5)	(235)	(177)	33	(144)
Certificates of deposit	273	329	602	927	1,336	2,263
Total interest-bearing deposits	(34)	296	262	233	1,216	1,449
Short-term borrowings	(14)	(2)	(16)	60	77	137
Long-term borrowings	331	(73)	258	61	286	347
Total borrowings	317	(75)	242	121	363	484
Total interest-bearing liabilities	$283	$221	$504	$354	$1,579	$1,933
CHANGE IN NET INTEREST INCOME	$(135)	$(87)	$(222)	$528	$(389)	$139

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Net Interest Income

Net interest income on a taxable-equivalent basis was $3.8 million for the quarter ended September 30, 2007 compared to $4.1 million for the same quarter of 2006. Increases in interest income were offset by increases in interest expense. Average earning assets decreased by $1.2 million comparing the two quarters. The yield on earning assets in 2007 increased to 5.75% from 5.60% in 2006.  This increase in yield is attributable to growth in loan balances in 2007. However, the increase in the rate paid on interest-bearing liabilities from 3.99% in 2006 to 4.20% in 2007, primarily a result of the repricing of maturing certificates of deposit with higher rates and stiff competition for deposits, offset the increase in yield on interest-earning assets.

The Company’s net interest margin was 1.92% in the 2007 quarter compared to 2.03% in 2006. Interest-free funds provided 37 basis points to the margin in 2007, compared to 42 basis points in 2006. Average noninterest-bearing demand deposits were $31.0 million for the 2007 quarter compared with $30.6 million in 2006.

Increases in the Company’s average loan balances provided the most significant contribution to the 15 basis point increase in the average rate earned on interest-earning assets. Interest income on loans increased by $1.0 million to $8.4 million in 2007. This increase resulted from a $60.5 million increase in average loans outstanding to $550.2 million in 2007 from $489.7 million in 2006. The rate earned on average loans increased to 6.09% in 2007 from 5.99% in 2006.

The Company continued to experience significant migration of interest-bearing deposits from savings accounts into higher-rate certificate accounts in comparing the 2006 and 2007 third quarters. The average balance of certificate accounts increased $24.3 million, or 6.9% in 2007. A 21 basis point increase in the rates paid on interest-bearing liabilities to 4.20% in the 2007 quarter, coupled with an increase in average interest-bearing liabilities of $12.2 million over the same period resulted in a $504 thousand increase in the Company’s funding costs in 2007.

Provision for Loan Losses

The provision for loan losses increased by $347 thousand to $376 thousand for the three months ended September 30, 2007, compared to $29 thousand for the same quarter last year. The provision recorded in the current quarter relates principally to formula-based reserves on higher loan balances. The lower provision in the third quarter of 2006 reflects a decision made during that quarter to reduce the formula-based reserve factors for certain commercial loan portfolios.

Noninterest Income

The following table summarizes the Company’s noninterest income:

(Dollars in thousands)	Three Months Ended September 30,
	2007	2006
Gain on sale of mortgage loans	$374	$-
Service charges on deposit accounts	233	184
Other fees and service charges	195	137
Loan fee income	177	88
Earnings on bank-owned life insurance	124	117
Other operating income	36	58
Total noninterest income	$1,139	$584

Noninterest income increased by approximately 95% for the third quarter of 2007 compared to the third quarter of 2006. Service charges on deposit accounts relate primarily to overdraft charges. Other fees and service charges relate primarily to ATM and debit card income. Increases in letter of credit and loan servicing fees contributed to the increase in loan fee income from 2006 to 2007. The gain on sale of mortgage loans in the current quarter relates to the Company’s mortgage banking activities which began in late 2006 and were exited in September 2007. Other operating income includes early withdrawal penalties on deposit accounts and other miscellaneous income.

Noninterest Expense

The following table summarizes the Company’s noninterest expense:

(Dollars in thousands)	Three Months Ended September 30,
	2007	2006
Salaries and employee benefits	$4,509	$2,716
Occupancy, equipment and furnishings	971	630
Professional services	418	167
Data processing and operations	298	240
Deposit and other insurance	222	94
Printing, postage and supplies	119	123
Advertising	106	202
Other operating expense	673	450
Total noninterest expense	$7,316	$4,622

Noninterest expense increased by $2.7 million for the third quarter of 2007 compared to the third quarter of 2006. Increases in salaries and employee benefits relate to expansion of the branch network and significant additions to the lending businesses, support functions and senior management team. Increases in occupancy, equipment and furnishings expense relate to the Company’s branch expansion and continued development of its infrastructure. Professional services include $192 thousand of expense in the current quarter relating to the pending merger with First Niagara. The increase in data processing and operations expense was impacted by overall growth of the Company and increases in number of customer accounts. Insurance expense increased principally due to premiums for deposit insurance that were assessed to the Company for the first time in 2007. Other operating expense includes franchise taxes, communications expenses and other general operating expenses.

Information pertaining to the Company’s exit of mortgage banking activities is provided in Note 3.

Income Taxes

The Company’s effective tax rates were 38.8% and 87.4% in the third quarters of 2007 and 2006, respectively. Effective tax rates are impacted by income and expense items that are not subject to Federal or state taxation. The Company’s income tax rates reflect the impact of such items, including tax-exempt interest income from municipal securities, tax-exempt earnings on bank-owned life insurance and the effect of certain state tax credits.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Net Interest Income

Net interest income on a tax-equivalent basis increased slightly from $11.5 million for the nine months ended September 30, 2006 to $11.7 million in the nine months ended September 30, 2007. Average interest-earning assets grew by $7.6 million from $781.2 million in the 2006 period to $788.8 million in the 2007 period and the average rate earned on the assets improved from 5.49% to 5.79%. The improvement in interest income was offset to a large degree by rising costs of funding. Interest rates on average interest-bearing liabilities increased from 3.80% for the 2006 period to 4.18% for the 2007 period.

The Company’s net interest margin was 1.98% for both the nine-month periods ended September 30, 2007 and 2006. Interest-free funds provided 37 basis points to the margin in 2007 compared to 29 basis points in 2006. Average noninterest-bearing demand deposits increased 6.8% to $28.9 million for the first nine months of 2007, compared with $27.1 million in the first nine months of 2006. The positive impact of the contribution of interest-free funds on the 2007 net interest margin was offset by an equivalent decrease in the interest rate spread.

Increases in the Company’s average loan balances provided the most significant contribution to the 30 basis point increase in the average rate earned on interest-earning assets from 5.49% in 2006 to 5.79% in 2007. Interest income on loans increased by $4.6 million to $24.8 million in 2007. This increase resulted from an $80.0 million increase in average loans outstanding to $538.7 in 2007 from $458.7 million in 2006. The rate earned on average loans increased to 6.15% in 2007 from 5.87% in 2006.

The Company experienced significant migration of interest-bearing deposits from savings and money market accounts into higher-rate certificate of deposit accounts in comparing the first nine months of 2006 and 2007. The average balance of certificate accounts increased $29.2 million, or 9.0% in 2007. A 38 basis point increase in the rates paid on interest-bearing liabilities to 4.18% in the first nine months of 2007 resulted in a $1.9 million increase in the Company’s funding costs in 2007.

Provision for Loan Losses

The Company recorded a provision for loan losses of $263 thousand for the nine months ended September 30, 2007, compared to $587 thousand for the same period in 2006. The current year’s provision reflects additional formula-based reserves on higher loan balances, offset in part by reductions in formula-based reserve factors for automobile and residential mortgage loans and reductions in specific reserves relating to commercial credits.

Noninterest Income

The following table summarizes the Company’s noninterest income:

(Dollars in thousands)	Nine Months Ended September 30,
	2007	2006
Gain on sale of mortgage loans	$699	$-
Service charges on deposit accounts	623	480
Other fees and service charges	539	379
Loan fee income	479	247
Earnings on bank-owned life insurance	367	348
Other operating income	108	132
Total noninterest income	$2,815	$1,586

Noninterest income increased by approximately 78% for the nine months ended September 30, 2007 compared to the same period of 2006. Service charges on deposit accounts relate primarily to overdraft charges and returned check fee income. Other fees and service charges relate primarily to ATM and debit card income. Increases in letter of credit and loan servicing fees contributed to the increase in loan fee income from 2006 to 2007. The gain on sale of mortgage loans relates to the Company’s new mortgage banking activities which began in late 2006 and were exited in September 2007. Other operating income includes early withdrawal penalties on deposit accounts and other miscellaneous income.

Noninterest Expense

The following table summarizes the Company’s noninterest expense:

(Dollars in thousands)	Nine Months Ended September 30,
	2007	2006
Salaries and employee benefits	$10,883	$7,620
Occupancy, equipment and furnishings	2,449	1,782
Data processing and operations	865	690
Professional services	793	457
Deposit and other insurance	612	185
Printing, postage and supplies	387	332
Advertising	379	592
Other operating expense	1,788	1,300
Total noninterest expense	$18,156	$12,958

Noninterest expense increased by $5.2 million for the first nine months of 2007 compared to the same period of 2006. Salaries and employee benefits increased $3.3 million relating to expansion of the branch network and significant additions to the lending businesses, support functions and senior management team. Increases in occupancy, equipment and furnishings expense relate to the Company’s branch expansion and continued development of its infrastructure. The increase in data processing and operations expense was impacted by overall growth of the Company and increases in number of customer accounts. Professional services include $192 thousand of expense in the 2007 nine-month period relating to the pending merger with First Niagara. Insurance expense increased principally due to premiums for deposit insurance that were assessed to the Company for the first time in 2007. Other operating expense includes franchise taxes, communications expenses and other general operating expenses.

Income Taxes

The Company’s effective tax rates were 37.8% and 76.7% for the nine months ended September 30, 2007 and 2006, respectively. Effective tax rates are impacted by income and expense items that are not subject to Federal or state taxation. The Company’s income tax provision reflects the impact of such items, including tax-exempt interest income from municipal securities, tax-exempt earnings on bank-owned life insurance and the effect of certain state tax credits. In addition, during the second quarter of 2007, New York State reduced tax rates from 7.5% to 7.1% effective January 1, 2007 and the Company recorded a reduction of its deferred tax assets associated with this tax change. As a result of this change, the Company’s net loss increased by approximately $120 thousand for the nine months ended September 30, 2007.

FINANCIAL CONDITION

Lending Activities

The following table summarizes the composition of the Company’s loan portfolio:

(Dollars in thousands)	September 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
Real estate loans:
Residential	$245,148	44.5%	$253,709	49.6%
Home equity	60,449	11.0	53,676	10.5
Commercial	86,927	15.8	78,666	15.4
Construction	33,822	6.1	25,481	5.0
Total mortgage loans	426,346	77.4	411,532	80.5
Commercial and industrial loans	67,682	12.3	55,055	10.8
Automobile loans	55,139	10.0	43,719	8.6
Other consumer loans	1,377	0.3	659	0.1
Total loans	550,544	100.0%	510,965	100.0%
Allowance for loan losses	(2,953)		(3,781)
Deferred loan costs, net	6,581		6,744
Total loans, net	$554,172		$513,928

Total loans increased $40.3 million or 7.8% from $513.9 million at December 31, 2006 to $554.2 million at September 30, 2007. The growth in loans was comprised primarily of increases in commercial and industrial loans of $12.6 million or 22.9%, automobile loans of $11.4 million or 26.1%, construction loans of $8.3 million or 32.7% and commercial real estate loans of $8.3 million or 10.5%, offset by a decrease in residential mortgage loans of $8.6 million or 3.4%. The loan portfolio had a weighted average yield of 6.61% at September 30, 2007 and 6.46% at December 31, 2006.

Non-Performing Assets and Allowance for Loan Losses

The table below sets forth the amounts and categories of the Company’s non-performing assets at the dates indicated. At each date presented there were no troubled debt restructurings (which involve forgiving a portion of interest or principal or making loans at rates significantly less than current market rates).

(Dollars in thousands)	September 30,	December 31,
	2007	2006
Nonaccrual loans	$974	$3,548
Accruing loans contractually past due 90 days or more	2,369	-
Total non-performing loans	3,343	3,548
Foreclosed assets	70	91
Total non-performing assets	$3,413	$3,639

Ratios:
Non-performing loans to total loans	0.60%	0.69%
Non-performing assets to total assets	0.38%	0.41%

Accruing loans contractually past due 90 days or more in the table above includes a $2.1 million commercial mortgage loan purchased in the secondary market in 2005 for which principal and interest is fully guaranteed by the U.S. Department of Agriculture. The Company expects to collect all principal and interest due on the loan during the fourth quarter. Interest income for the three and nine-month periods ended September 30, 2007 reflect a charge of approximately $220 thousand for the acceleration of amortization of the remaining purchase premium on the loan.

An analysis of the allowance for loan losses for the nine months ended September 30, 2007 and 2006 is presented below:

(Dollars in thousands)	Nine Months Ended September 30,
	2007	2006
Balance, beginning of period	$3,781	$2,910
Provision for loan losses	263	587
Net charge-offs:
Charge-offs	(1,093)	(124)
Recoveries	2	2
Net charge-offs	(1,091)	(122)
Balance, end of period	$2,953	$3,375
Ratio of allowance for loan losses to:
Total loans	0.53%	0.68%
Non-performing loans	88.34%	284.62%
Ratio of annualized net charge-offs to average total loans	0.27%	0.04%

Charge-offs of $1.1 million for the nine months ended September 30, 2007 included $594 thousand pertaining to a single commercial credit that was included in foreclosed assets at June 30, 2007 and sold during the third quarter and $318 thousand relating to charge-offs of credits in the third quarter of a single commercial relationship. Impaired loans totaled $1.2 million at September 30, 2007 and the allowance for loan losses relating to the impaired loans was $41 thousand.

While the Company’s loan loss allowance is allocated among its various loan portfolios, the allowance is considered to be general in nature and available to absorb losses from any loan category. Management has concluded that the allowance for loan losses at September 30, 2007 is adequate to cover probable losses in the loan portfolios at that date. Factors beyond the Company’s control, however, such as national and local economic trends, can adversely impact the credit quality of its loans and the adequacy of loan loss allowance recorded. As a result, no assurance can be given that adverse economic conditions or other developments will not result in increased losses in the portfolio or that the allowance for loan losses will be sufficient to meet actual losses as they arise.

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

Available for sale investments may be sold in response to changing market and interest rate conditions or for other business purposes. Activity in this portfolio is undertaken to manage liquidity and interest rate risk and to take advantage of market opportunities. This portfolio decreased $26.2 million in the first nine months of 2007 to $207.7 million at September 30, 2007. The decrease in the portfolio resulted principally from $25.3 million of repayments of investment securities during the period and a decrease in the fair value of the securities held of $566 thousand. There were no purchases or sales of available for sale securities in the first nine months of 2007. The available for sale portfolio had net unrealized losses of $4.6 million and $4.0 million at September 30, 2007 and December 31, 2006, respectively.

The Company has concluded that the unrealized losses at September 30, 2007 and December 31, 2006 were temporary in nature. In making this conclusion, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, the financial condition of the issuers, and the Company’s ability and intent to hold these securities until their fair values recover. Management also considered that some of the mortgage-backed securities have the backing of Federal agency guarantees.

Securities classified as held to maturity are carried at amortized cost. The portfolio totaled $16.0 million at September 30, 2007 and December 31, 2006. There were no purchases or sales of held to maturity securities in the first nine months of 2007. The held to maturity portfolio had net unrealized losses of $325 thousand and $239 thousand at September 30, 2007 and December 31, 2006, respectively.

Funding Activities

Deposits

Deposits comprised of noninterest-bearing demand deposits and interest-bearing savings and time deposits represent the Company’s primary source of funding. The Company gathers deposits in its market areas by paying competitive interest rates, offering high quality customer service, using technology to deliver services efficiently and effectively, and by aggressively marketing its products. The Company offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding long-term relationships. At September 30, 2007, total deposits were $644.0 million, representing an increase of $9.3 million from year-end 2006. The weighted average interest rate on deposits was 3.79% at September 30, 2007, representing and increase of 16 basis points from year-end 2006. Certificates of deposit at September 30, 2007 and December 31, 2006 were 57.8% and 53.2% of total deposits with weighted average rates of 4.75% and 4.65%, respectively.

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

Capital guidelines issued by the Federal Reserve Board and the FDIC require the Company and our banking subsidiary to maintain certain capital ratios, set forth below. At September 30, 2007, Great Lakes Bancorp, Inc. and Greater Buffalo Savings Bank were deemed to be “well capitalized” under the regulations of the Federal Reserve Board and the FDIC, respectively, and in compliance with applicable capital requirements.

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
September 30, 2007:
Total risk-based capital (to risk-weighted assets):
Great Lakes Bancorp, Inc.	$92,600	17.7%	$41,772	8.0%	$	N/A	N/A	%
Greater Buffalo Savings Bank	50,937	10.1	40,488	8.0		50,610	10.0
Tier 1 capital (to risk-weighted assets):
Great Lakes Bancorp, Inc.	89,647	17.2	20,886	4.0		N/A	N/A
Greater Buffalo Savings Bank	47,984	9.5	20,244	4.0		30,366	6.0
Tier 1 leverage:
Great Lakes Bancorp, Inc.	89,647	10.6	33,793	4.0		N/A	N/A
Greater Buffalo Savings Bank	47,984	5.9	32,779	4.0		40,974	5.0

December 31, 2006:
Total risk-based capital (to risk-weighted assets):
Great Lakes Bancorp, Inc.	$99,322	20.8%	$38,278	8.0%	$	N/A	N/A	%
Greater Buffalo Savings Bank	50,037	10.8	36,972	8.0		46,216	10.0
Tier 1 capital (to risk-weighted assets):
Great Lakes Bancorp, Inc.	95,541	20.0	19,139	4.0		N/A	N/A
Greater Buffalo Savings Bank	46,256	10.0	18,486	4.0		27,729	6.0
Tier 1 leverage:
Great Lakes Bancorp, Inc.	95,541	11.6	32,817	4.0		N/A	N/A
Greater Buffalo Savings Bank	46,256	5.8	31,776	4.0		39,720	5.0

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company uses a variety of methods to measure the sensitivity of its income to changes in interest rates, including simulation, valuation techniques and gap analyses. Interest-rate risk is the sensitivity of income to changes in market interest rates over both short-term and long-term horizons. The primary goal of interest rate risk management is to control this risk within limits approved by the Board of Directors. These limits take into consideration the Company’s tolerance for interest rate risk. The Company attempts to control interest-rate risk by identifying exposures, quantifying them and taking appropriate actions. The Company has contracted with a third-party service provider to review and analyze interest-rate risk measurements on a quarterly basis using financial information provided by the Company. The latest review conducted as of September 30, 2007 reflects that the Company’s interest-rate risk profile was liability sensitive. Assuming a +200 basis point move in interest rates over one year to the existing balance sheet, estimated net income would decrease approximately 3.4% during the first year. Assuming a -200 basis point move in interest rates over one year to the existing balance sheet, estimated net interest income would increase by approximately 0.5% during the first year. For a full discussion of interest rate risk see “Qualitative and Quantitative Disclosures about Market Risk” in the Company’s 2006 Annual Report on Form 10-K.

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

Changes in internal control over financial reporting

No changes in the Company’s internal control over financial reporting occurred during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, except for inclusion of the following risks associated with the Company’s pending merger with First Niagara Financial Group (“First Niagara”):

•
The merger is subject to a number of contingencies, including approval by the Company’s stockholders, the receipt of required regulatory approvals and other customary closing conditions, each of which must either be satisfied or waived prior to the closing.

•	If the merger is not completed, the Company’s stock price may decline to the extent that the current trading price reflects a positive market assumption that the merger will be completed.

•	The Company could lose key personnel who may be difficult to replace that decide to pursue other opportunities in light of the proposed merger.

•
The Company has and will continue to incur significant expenses related to the merger prior to its closing, which must be paid even if the merger is not completed if the transaction is not consummated.

•	Depending upon the circumstances, the Company may be obligated to pay First Niagara a termination fee of $5.9 million under the terms of the merger agreement with First Niagara.

•
The merger agreement with First Niagara imposes restrictions on the Company’s ability to conduct its business prior to the completion of the merger, which could potentially impact the longer-term business prospects of the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table discloses information regarding the open-market purchases of GLK stock made by the Company during the quarter ended September 30, 2007 in accordance with Rule 10b-18 under the Securities Exchange Act of 1934:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May
	Total Number of	Average Price	Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Plan	Under the Plan

July	-	$-	-	546,152
August	77,916	12.01	77,916	468,236
September	21,104	11.96	21,104	447,132

The Company established a share repurchase program effective as of May 15, 2007, which was publicly announced on May 8, 2007, pursuant to which up to 5% of the outstanding common stock of the Company on May 15, 2007 (546,152 shares) may be acquired through November 15, 2007. At the current time, the Company does not intend on making any additional purchases under this plan as a result of its pending merger with First Niagara Financial Group.

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

GREAT LAKES BANCORP, INC.

/s/ Michael J. Rogers	, November 2, 2007
Michael J. Rogers
Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)